Form 10-Q
period 2011-06-30
BFC FINANCIAL CORP
filed 2011-08-15
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2011
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
YES ☐ NO ☑
The number of shares outstanding of each of the registrant’s classes of common stock as of August 8, 2011 is as follows:
Class A Common Stock of $.01 par value, 68,521,497 shares outstanding as of August 8, 2011.
Class B Common Stock of $.01 par value, 6,859,751 shares outstanding as of August 8, 2011.

BFC Financial Corporation

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:	3
Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010 — Unaudited	3
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 — Unaudited	4
Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2011 and 2010 — Unaudited	6
Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2011 — Unaudited	7
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 — Unaudited	8
Notes to Unaudited Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 4T. Controls and Procedures	110
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	111
Item 1A. Risk Factors	113
Item 6. Exhibits	113
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from other banks	$185,489	178,868
Interest bearing deposits in other banks	318,437	455,538
Restricted cash (including held by variable interest entities (“VIE”) of $38,813 in 2011 and $41,243 in 2010)	61,351	62,249
Securities available for sale, at fair value	333,181	465,020
Investment securities, at cost which approximate fair value	333	2,033
Tax certificates, net of allowance of $8,526 in 2011 and $8,811 in 2010	66,211	89,789
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	31,614	43,557
Loans held for sale	49,425	29,765
Loans receivable, net of allowance for loan losses of $137,643 in 2011 and $162,139 in 2010	2,659,237	3,009,721
Notes receivable (including gross securitized notes of $486,138 in 2011 and $533,479 in 2010) net of allowance of $79,160 in 2011 and $93,398 in 2010	543,174	574,969
Accrued interest receivable	17,973	22,010
Inventory of real estate	243,050	265,319
Real estate owned	79,704	74,488
Investments in unconsolidated affiliates	13,344	12,455
Properties and equipment, net	206,160	213,089
Goodwill	12,241	12,241
Intangible assets, net	75,620	78,918
Prepaid Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment	16,733	22,008
Assets held for sale	1,768	37,334
Assets held for sale from discontinued operations	31,750	83,754
Other assets	79,369	79,941

Total assets	$5,026,164	5,813,066

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$2,540,102	2,758,032
Non-interest bearing deposits	883,474	792,012
Deposits held for sale	—	341,146

Total deposits	3,423,576	3,891,190
Advances from FHLB	—	170,000
Securities sold under agreements to repurchase	—	21,524
Other short term borrowings	1,020	1,240
Receivable-backed notes payable, (including $412,780 held by VIE in 2011 and $459,030 in 2010)	515,373	569,214
Notes and mortgage notes payable and other borrowings	181,441	239,571
Junior subordinated debentures	469,419	461,568
Deferred income taxes, net	16,342	28,663
Deferred gain on debt settlement	29,875	11,305
Other liabilities	177,807	186,634

Total liabilities	4,814,853	5,580,909

Commitments and contingencies
Preferred stock of $.01 par value; authorized - 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock — $.01 par value; authorized 15,000 shares issued and outstanding 15,000 shares with redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares; issued and outstanding 68,521,497 in 2011 and 2010	685	685
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,859,751 in 2011 and 2010	69	69
Additional paid-in capital	229,978	230,748
Accumulated deficit	(98,777)	(88,853)
Accumulated other comprehensive (loss) income	(5,064)	223

Total BFC Financial Corporation (“BFC”) shareholders’ equity	126,891	142,872
Noncontrolling interests	73,391	78,256

Total equity	200,282	221,128

Total liabilities and equity	$5,026,164	5,813,066

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(As Revised)		(As Revised)
Revenues:
Real Estate and Other
Sales of VOIs and real estate	$45,344	62,410	81,678	87,016
Other resort revenue	17,287	16,423	34,487	32,093
Fee based sale commission and other revenues	18,607	12,892	29,642	24,079
Interest income	21,974	23,679	44,407	47,893

	103,212	115,404	190,214	191,081

Financial Services
Interest income	37,569	43,648	77,633	91,735
Service charges on deposits	11,226	15,502	23,258	30,550
Other service charges and fees	6,886	7,739	14,077	15,117
Securities activities, net	(1,500)	312	(1,524)	3,450
Gain on sale of Tampa branches	38,656	—	38,656	—
Other non-interest income	3,208	2,491	6,735	5,017

	96,045	69,692	158,835	145,869

Total revenues	199,257	185,096	349,049	336,950

Costs and Expenses:
Real Estate and Other
Cost of sales of VOIs and real estate	6,703	10,598	13,928	13,333
Cost of sales of other resorts operations	12,156	11,452	25,237	23,395
Interest expense, net	16,538	20,232	34,403	40,322
Selling, general and administrative expenses	55,901	57,610	105,292	109,090

	91,298	99,892	178,860	186,140

Financial Services
Interest expense	8,127	9,951	16,654	21,795
Provision for loan losses	10,709	48,553	38,521	79,308
Employee compensation and benefits	19,731	25,155	39,021	50,533
Occupancy and equipment	11,488	13,745	24,073	27,327
Advertising and promotion	1,523	2,239	3,218	4,183
Check losses	663	521	962	953
Professional fees	1,295	4,824	4,654	7,711
Supplies and postage	955	921	1,857	1,919
Telecommunication	446	662	1,021	1,196
Provision for tax certificates	1,021	2,134	1,800	2,867
Impairment of loans held for sale	1,856	—	2,484	—
Impairment of real estate owned	6,507	1,221	8,830	1,364
FDIC deposit insurance assessment	2,181	2,430	5,486	4,789
Other expenses	5,776	8,409	9,336	13,429

	72,278	120,765	157,917	217,374

Total costs and expenses	163,576	220,657	336,777	403,514

(Loss) gain on settlement of investment in subsidiary	—	(1,135)	11,305	(1,135)
Equity in earnings from unconsolidated affiliates	475	276	2,252	469
Other income	407	1,199	981	1,637

Income (loss) from continuing operations before income taxes	36,563	(35,221)	26,810	(65,593)
Less: Provision for income taxes	6,520	4,541	8,665	3,678

Income (loss) from continuing operations	30,043	(39,762)	18,145	(69,271)
Loss from discontinued operations, net of income taxes	(33,026)	(1,035)	(33,454)	(4,626)

Net loss	(2,983)	(40,797)	(15,309)	(73,897)
Less: Net income (loss) attributable to noncontrolling interests	3,955	(25,219)	(5,760)	(38,539)

Net loss attributable to BFC	(6,938)	(15,578)	(9,549)	(35,358)
Preferred stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(7,125)	(15,765)	(9,924)	(35,733)

(CONTINUED)
See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(As Revised)		(As Revised)
Basic and Diluted Earnings (Loss) Per Common Share Attributable to BFC (Note 17):
Basic Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations	$0.13	(0.22)	0.10	(0.46)
(Loss) earnings per share from discontinued operations	(0.23)	0.01	(0.23)	(0.02)

Net loss per common share	$(0.10)	(0.21)	(0.13)	(0.48)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations	$0.13	(0.22)	0.10	(0.46)
(Loss) earnings per share from discontinued operations	(0.23)	0.01	(0.23)	(0.02)

Net loss per common share	$(0.10)	(0.21)	(0.13)	(0.48)

Basic weighted average number of common shares outstanding	75,381	75,379	75,381	75,378

Diluted weighted average number of common and common equivalent shares outstanding	75,381	75,379	75,381	75,378

Amounts attributable to BFC common shareholders:
Income (loss) from continuing operations	$10,049	(16,530)	7,472	(34,511)
(Loss) income from discontinued operations	(17,174)	765	(17,396)	(1,222)

Net loss	$(7,125)	(15,765)	(9,924)	(35,733)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(As Revised)		(As Revised)
Net loss	$(2,983)	(40,797)	(15,309)	(73,897)

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale, net of income tax provision (benefit) of $0 in 2011; $(70) and $899 for the three and six months ended June 30, 2010, respectively.	(4,053)	1,706	(4,917)	4,176
Realized gains reclassified into net loss	—	—	—	(3,139)

Other comprehensive (loss) income	(4,053)	1,706	(4,917)	1,037

Comprehensive loss	(7,036)	(39,091)	(20,226)	(72,860)
Less: Comprehensive income (loss) attributable to noncontrolling interests	4,738	(24,053)	(5,390)	(38,765)

Total comprehensive loss attributable to BFC	$(11,774)	(15,038)	(14,836)	(34,095)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statement of Changes in Equity — Unaudited
For the Six Months Ended June 30, 2011
(In thousands)

							Accumulated
							Other
							Compre-	Total	Non-
	Shares of Common		Class A	Class B	Additional		hensive	BFC	controlling
	Stock Outstanding		Common	Common	Paid-in	Accumulated	Income	Shareholders’	Interest in	Total
	Class A	Class B	Stock	Stock	Capital	Deficit	(Loss)	Equity	Subsidiaries	Equity
Balance, December 31, 2010	68,521	6,860	$685	$69	$230,748	$(88,853)	$223	$142,872	$78,256	$221,128
Net loss	—	—	—	—	—	(9,549)		(9,549)	(5,760)	(15,309)
Other comprehensive income (loss)	—	—	—	—	—	—	(5,287)	(5,287)	370	(4,917)
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	(1,088)	—	—	(1,088)	—	(1,088)
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	525	525
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(375)	—	(375)	—	(375)
Share-based compensation related to stock options	—	—	—	—	318	—	—	318	—	318

Balance, June 30, 2011	68,521	6,860	$685	$69	$229,978	$(98,777)	$(5,064)	$126,891	$73,391	$200,282

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2011	2010
		(As Revised)
Net cash provided by operating activities	$110,997	176,257

Investing activities:
Purchase of tax certificates	(18,567)	(93,142)
Proceeds from redemption of tax certificates	40,459	68,993
Purchase of securities available for sale	(9,932)	(84,762)
Proceeds from sales of securities available for sale	9,597	73,540
Proceeds from maturities of securities available for sale	126,679	64,943
Purchase of interest-bearing deposits in other financial institutions	—	(33,863)
Proceeds from the maturities of interest bearing deposits	25,283	—
Decrease in restricted cash	898	9,160
Redemption of FHLB stock	11,943	—
Distributions from unconsolidated affiliates	139	85
Net repayments of loans	232,518	183,598
Proceeds from the sales of loans transferred to held for sale	27,793	26,871
Improvements to real estate owned	—	(800)
Proceeds from sales of real estate owned	10,197	12,362
Proceeds from the sale of assets	—	75,305
Purchases of office property and equipment	(3,676)	(4,101)
Proceeds from the sale of office property and equipment	1,247	528
Net cash outflow from sale of Tampa branches	(257,221)	—

Net cash provided by investing activities	197,357	298,717

Financing activities:
Net (decrease) increase in deposits	(144,400)	35,662
Net repayments from FHLB advances	(170,020)	(167,061)
Net (decrease) increase in securities sold under agreements to repurchase	(21,524)	256
Decrease in short term borrowings	(220)	(732)
Prepayment of bonds payable	—	(661)
Repayment of notes, mortgage notes and bonds payable	(103,933)	(178,600)
Proceeds from notes, mortgage notes and bonds payable	25,301	21,508
Payments for debt issuance costs	(1,090)	(958)
Preferred stock dividends paid	(375)	(375)
Proceeds from issuance of subsidiaries’ common stock to non-BFC shareholders	1,001	783
Payments for the issuance costs of BankAtlantic Bancorp Class A common stock	—	(118)
Proceeds from the exercise of BFC stock options	—	2
Non-controlling interest distributions	(4,142)	(338)

Net cash used in financing activities	(419,402)	(290,632)

(Decrease) increase in cash and cash equivalents	(111,048)	184,342
Cash and cash equivalents at beginning of period	588,846	316,080
Cash and cash equivalents held for sale	5,850	—

Cash and cash equivalents at end of period	$483,648 (a)	500,422

(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2011	2010
		(As Revised)
Supplemental cash flow information:
Interest paid on borrowings and deposits	$39,024	50,691
Net income taxes paid (refunds)	1,324	(60,222)
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	25,074	22,115
Long-lived assets held-for-use transferred to assets held for sale	—	1,919
Long-lived assets held-for-sale transferred to assets held for use	—	1,239
Securities purchased pending settlement	—	30,002
(Decrease) increase in BFC’s accumulated other comprehensive income, net of taxes	(5,287)	1,263
Net (decrease) increase in BFC shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	(1,088)	1,249
Net decrease in equity resulting from cumulative effect of change in accounting principle	—	(2,569)

(a)	For purposes of the Statements of Cash Flows, the Company classifies interest bearing deposits in other banks with maturities of 90 days or less as cash equivalents. These amounted to $298.2 million at June 30, 2011.
See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
          BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana Inc. (“Benihana”). BFC also holds interests in other investments and subsidiaries, as described herein. As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” and was historically examined and regulated by the Office of Thrift Supervision (“OTS”). However, effective July 21, 2011, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the OTS’ supervisory authority is now held by, and BFC is subject to the supervision of, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).
          Generally accepted accounting principles (“GAAP”) require that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen and Woodbridge Holdings, LLC, a wholly-owned subsidiary of BFC (“Woodbridge”), are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At June 30, 2011, we had an approximately 52% ownership and voting interest in Bluegreen and an approximately 53% ownership interest and 75% voting interest in BankAtlantic Bancorp.
          Our business activities currently consist of (i) Real Estate and Other and (ii) Financial Services. Since our acquisition of a controlling interest in Bluegreen during November 2009, we have reported the results of our business activities through six segments. Four of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts and Bluegreen Communities, the two segments through which Bluegreen’s business was historically conducted. Our other two segments — BankAtlantic and BankAtlantic Bancorp Parent Company — relate to our Financial Services business activities and include BankAtlantic Bancorp’s results of operations.
          On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities. In connection with that process, Bluegreen’s Board of Directors made a determination during June 2011 to seek to sell Bluegreen Communities or all or substantially all of its assets. As a consequence, it was determined that Bluegreen Communities met the criteria for classification as a discontinued operation. Bluegreen recently entered into a non-binding letter of intent with a third party contemplating the sale of Bluegreen Communities, or a similar transaction. However, as of the date of this filing, Bluegreen had not entered into any definitive agreement or agreements with respect to the sale of Bluegreen Communities or its assets, and Bluegreen may not be successful in its efforts to consummate any such sale or sales. See Note 4 for further information regarding the classification of Bluegreen Communities as a discontinued operation and the results of discontinued operations for the three and six months ended June 30, 2011, and Note 14 for additional information about our operating segments.
          The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the Company’s consolidated financial condition at June 30, 2011; the consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2011 and 2010; cash flows for the six months ended June 30, 2011 and 2010; and the changes in consolidated equity for the six months ended June 30, 2011. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited consolidated financial statements and these notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All significant inter-company balances and transactions have been eliminated in consolidation. As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein. Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.
          As described above, the operating results of Bluegreen Communities, which had previously been presented as a separate reporting segment, are included in discontinued operations in the consolidated statements of operations. In addition, the majority of the assets related to Bluegreen Communities are presented separately on the consolidated statement of financial condition as “assets held for sale from discontinued operations.” See Note 4 for further information.
          Revisions to Consolidated Financial Statements
          On November 16, 2009, we purchased an additional 7.4 million shares of Bluegreen’s common stock. This share purchase increased our ownership interest in Bluegreen to approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding common stock. Accordingly, we are deemed to have a controlling interest in Bluegreen and, under GAAP, Bluegreen’s results are consolidated in our financial statements. The Company accounted for the acquisition of a controlling interest in Bluegreen in accordance with the accounting guidance for business combinations, pursuant to which we were required to evaluate the fair value of Bluegreen’s assets and liabilities as of the acquisition date. As previously disclosed, the allocation of the purchase price was based on preliminary estimates of the fair value of Bluegreen’s inventory and contracts, and was subject to change within the measurement period as valuations were finalized. Additionally, any offset relating to amortization/accretion was also retrospectively adjusted in the appropriate periods. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, during the fourth quarter of 2010, the Company finalized its valuations and adjusted the preliminary values assigned to the assets and liabilities of Bluegreen in order to reflect additional information obtained since the November 16, 2009 share acquisition date. These changes resulted in the following adjustments at December 31, 2009: a decrease in real estate inventory of approximately $6.9 million; an increase in other assets of approximately $3.5 million; an increase in other liabilities of approximately $4.1 million; and a decrease in deferred income taxes of approximately $7.1 million. Such adjustments resulted in a decrease to the “bargain purchase gain” related to the share acquisition for the year ended December 31, 2009 from $183.1 million to $182.8 million. The Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2010 were revised to reflect the impact of the amortization/accretion associated with the above adjustments which resulted in a decrease to the net loss for the three and six months ended June 30, 2010 of approximately $188,000 and $276,000, respectively, compared to the previously reported amounts.
          Additionally, during the fourth quarter of 2010, management identified certain errors in its previously reported financial statements for 2010 and 2009. Because these errors were not material to the Company’s financial statements for 2010 or 2009, individually or in the aggregate, the Company revised its previously reported 2010 first, second and third quarter financial statements and its 2009 annual financial statements. These adjustments related to the following: the recognition of interest income associated with the notes receivable which for accounting purposes are treated as having been acquired by BFC in accordance with the accounting guidance Loans and Debt Securities with Deteriorated Credit Quality; an adjustment to the provision for loan losses for these notes receivable; interest expense recognition for notes payable of certain defaulted debt at Woodbridge’s subsidiaries, Core Communities, LLC (“Core” or “Core Communities”) and Carolina Oak Homes, LLC (“Carolina Oak”), at the defaulted interest rate, where the stated interest rate was previously used; the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income; and an adjustment to deferred taxes related to an impairment to real estate inventory which was reflected after November 16, 2009 and accounted for as a temporary difference, which should have been included in the determination of deferred taxes at the acquisition date, as part of the Bluegreen purchase price allocation.
          The Company’s financial statements for the three and six months ended June 30, 2010 contained herein reflect the adjustments and revisions described above. The Company will present the impact of these adjustments and revisions for the three and nine months ended September 30, 2010 in its Quarterly Report on Form 10-Q for the quarter ending September 30, 2011 , in which they will be disclosed as comparable periods. The quarterly period adjustments and revisions were previously disclosed in Note 40 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. With respect to the adjustments and revisions for the quarter ended March 31, 2010, the Company disclosed the impact of these adjustments in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

          The following table summarizes the quarterly results for the three and six months ended June 30, 2010 as it was previously reported and as revised (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010		June 30, 2010
		(As Previously		(As Previously
	(As Revised)	Reported)	(As Revised)	Reported)
Revenues (1)	$185,096	183,252	336,950	335,243
Costs and expenses (2)	220,657	229,109	403,514	421,889

	(35,561)	(45,857)	(66,564)	(86,646)
Loss on settlement of investment in subsidiary	(1,135)	(1,135)	(1,135)	(1,135)
Equity in earnings from unconsolidated affiliates	276	276	469	469
Other income	1,199	1,199	1,637	1,953

Loss from continuing operations before income taxes	(35,221)	(45,517)	(65,593)	(85,359)
Less: Provision (benefit) for income taxes (3)	4,541	392	3,678	(4,199)

Loss from continuing operations	(39,762)	(45,909)	(69,271)	(81,160)
(Loss) income from discontinued operations, net of income tax	(1,035)	2,714	(4,626)	2,465

Net loss	(40,797)	(43,195)	(73,897)	(78,695)
Less: Net loss attributable to noncontrolling interests (4)	(25,219)	(27,015)	(38,539)	(41,680)

Net loss attributable to BFC	(15,578)	(16,180)	(35,358)	(37,015)
Preferred Stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(15,765)	(16,367)	(35,733)	(37,390)

Basic (Loss) Earnings per Common Share
Loss per share from continuing operations	$(0.22)	(0.26)	(0.46)	(0.53)
Earnings (loss) per share from discontinued operations	0.01	0.04	(0.02)	0.03
Net loss per common share	$(0.21)	(0.22)	(0.48)	(0.50)
Diluted (Loss) Earnings per Common Share
Loss per share from continuing operations	$(0.22)	(0.26)	(0.46)	(0.53)
Earnings (loss) per share from discontinued operations	0.01	0.04	(0.02)	0.03
Net loss per common share	$(0.21)	(0.22)	(0.48)	(0.50)

1)	Includes revisions for Bluegreen’s notes receivable which for accounting purposes are treated as having been acquired by us. These revisions related to the provision for loan losses and recognition of interest income in accordance with the accounting guidance for Loans and Debt Securities with Deteriorated Credit Quality. The revisions increased revenues by approximately $5.8 million and $10.2 million for the three and six months ended June 30, 2010, respectively.

2)	Includes certain revisions related to the interest rates used in the calculation of interest expense on defaulted notes payable at Core Communities and Carolina Oak and revisions related to the subsequent amortization of adjustments of real estate inventory and certain contracts in connection with the Bluegreen share purchase from the measurement period. These revisions resulted in an increase to costs and expenses of $0.6 million and $2.2 million for the three and six months ended June 30, 2010, respectively.

3)	Includes tax adjustments as they relate to the revisions noted above and the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income at BankAtlantic Bancorp and BFC, which resulted in a net decrease of $2.5 million and $3.2 million in the tax benefit for the three and six months ended June 30, 2010, respectively.

4)	As a result of the revisions noted above, the net loss attributable to noncontrolling interests decreased by $1.8 million and $3.1 million for the three and six months ended June 30, 2010, respectively.

          The principal amount of loans in BankAtlantic Bancorp’s residential loan portfolios set forth in the table in Note 10 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 were incorrectly identified as reflecting loan-to-value ratios obtained as of the first quarter of 2010 when in fact the amounts instead reflected loan-to-value ratios as of the date of loan origination. The table below labeled “As Corrected” reflects loan-to-value ratios of BankAtlantic Bancorp’s residential loans as of December 31, 2010 based on valuations obtained during the first quarter of 2010. The table below labeled “As Reported” reflects the table contained in our Annual Report on Form 10-K for the year ended December 31, 2010 which reflects loan-to-value ratios of BankAtlantic Bancorp’s residential loans as of the date of loan origination.

	As Reported		As Corrected
	As of December 31, 2010		As of December 31, 2010
(in thousands)	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
Ratios not available	$—	78,031	59,520	185,610
=<60%	107,063	144,744	47,605	145,075
60.1% - 70%	118,679	103,891	33,005	49,732
70.1% - 80%	290,840	309,925	37,808	48,586
80.1% - 90%	17,055	23,982	47,574	47,039
>90.1%	16,609	13,212	324,734	197,743

Total	$550,246	673,785	550,246	673,785

2. Regulatory and Liquidity Considerations
BFC
          Regulatory Considerations
          As described above, BFC, due to its position as the controlling shareholder of BankAtlantic Bancorp, is a “unitary savings bank holding company” and, as such, was historically examined and regulated by the OTS. Effective July 21, 2011, the Federal Reserve Board, pursuant to the Dodd-Frank Act, assumed the supervisory authority previously held by the OTS.
          BFC, on a parent company only basis, had previously committed that it would not, without the prior written non-objection of the OTS, (i) incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt, except as contemplated by BFC’s business plan or in connection with BankAtlantic’s compliance requirements applicable to it; (ii) declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter or (iii) enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices. On June 30, 2011, the OTS advised BFC that it was not permitted to (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity, or (ii) make dividend payments on its preferred stock, in each case without the prior written non-objection of the OTS. On July 21, 2011, BFC made a formal request to the Federal Reserve Board, which, as described above, now has the supervisory authority previously held by the OTS, for non-objection to the payment of the dividend on its outstanding preferred stock.
          As described below, BankAtlantic Bancorp and BankAtlantic each entered into Cease and Desist Orders with the OTS during February 2011. (See “BankAtlantic Bancorp and BankAtlantic — Regulatory Considerations” below for a discussion regarding the terms of the Cease and Desist Orders.) Based on its ownership interest in BankAtlantic Bancorp, BFC may in the future be required to enter into a Cease and Desist Order with the Federal Reserve Board addressing its ownership and oversight of those companies.
          Liquidity Considerations
          Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash, including tax refunds received as a result of tax law changes, short-term investments, and dividends from Benihana on our holdings of its convertible preferred stock. In addition, dividends we receive from Benihana in the future will be less than historical amounts due to our conversion of an aggregate of 300,000 shares out of a total of 800,000 shares of Benihana’s convertible preferred stock during May and July 2011. However, the holders of our preferred stock may have the right to receive such dividends from Benihana in our place if the Federal Reserve Board does not consent to our payment of dividends on our preferred stock or we otherwise fail to satisfy such obligation. W also expect to receive an additional $7.5 million tax refund, net of amounts payable under the settlement agreement related to the bankruptcy filing of Levitt and Sons LLC and substantially all of its subsidiaries, as discussed in Note 15 below.
          We intend to use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the years ended December 31, 2010 or 2009, or during the six months ended June 30, 2011.
          During June 2011, BFC acquired an aggregate of 13.3 million shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscriptions rights granted to it in BankAtlantic Bancorp’s rights offering that commenced on May 16, 2011 and expired on June 16, 2011. The aggregate purchase price for the 13.3 million shares purchased was $10.0 million. During June and July 2010, BFC acquired an aggregate of 10.0 million shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscription rights granted to it in BankAtlantic Bancorp’s rights offering that commenced on June 14, 2010 and expired on July 20, 2010. The aggregate purchase price for the 10.0 million shares purchased at that time was $15.0 million. See Note 3 for additional information.
          Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp. BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock without first receiving the written non-objection of the Federal Reserve Board. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. While BankAtlantic Bancorp can end the deferral period at any time, BankAtlantic Bancorp has indicated that it anticipates that it may continue to defer such interest payments for the foreseeable future. Furthermore, BFC has not received cash dividends from Bluegreen and does not expect to receive cash dividends from Bluegreen in the foreseeable future. Certain of Bluegreen’s credit facilities contain terms which may limit the payment of cash dividends, and Bluegreen may only pay dividends as declared by its Board of Directors, a majority of whom are independent directors under the listing standards of the New York Stock Exchange.
          We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including tax refunds and, if determined to be advisable, proceeds from the disposition of certain properties or investments, will allow us to meet our anticipated near-term liquidity needs at least through June 30, 2012. With respect to long-term liquidity requirements, we may also, subject to the receipt of any regulatory approvals or non-objection, seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, the issuance of equity and/or debt securities or through the sale of assets; however these alternatives may not be available to us on attractive terms, or at all.
Woodbridge
          The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. Woodbridge was the obligor under a $37.2 million loan that was collateralized by the Carolina Oak property. During November 2009, the lender filed an action against Woodbridge and Carolina Oak alleging default under a promissory note and breach of a guaranty related to the loan. During December 2009, the OTS closed the lender and appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. The FDIC subsequently sold the loan to an investor group (sometimes referred to herein as the “note holder”). Effective April 26, 2011, Woodbridge and Carolina Oak entered into a settlement agreement with the note holder to resolve the disputes and litigation between them. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. On April 26, 2011, the carrying amount of Carolina Oak’s inventory was approximately $10.8 million. In accordance with applicable accounting guidance, the Company recorded a deferred gain on debt settlement of $29.9 million in its Consolidated Statement of Financial Condition as of June 30, 2011. The deferred gain will be recognized into income at the earlier of the conclusion of a foreclosure proceeding or April 25, 2012.
          On September 21, 2009, BFC consummated its merger with Woodbridge pursuant to which Woodbridge merged with and into a wholly-owned subsidiary of BFC. Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the merger with Woodbridge and who properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who owned in the aggregate approximately 4.6 million shares of Woodbridge’s Class A Common Stock, provided written notice to Woodbridge regarding their intent to exercise their appraisal rights. In accordance with Florida law, Woodbridge provided written notices and required forms to the Dissenting Holders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting Holders were required to return their appraisal forms by November 10, 2009 and indicate on their appraisal forms whether the Dissenting Holder chose to (i) accept Woodbridge’s offer of $1.10 per share or (ii) demand payment of the fair value estimate determined by the Dissenting Holder plus interest. One Dissenting Holder, which held approximately 400,000 shares of Woodbridge’s Class A Common Stock, withdrew its shares from the appraisal rights process, while the remaining Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. In December 2009, the Company recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the Dissenting Holders. Thereafter, the appraisal rights litigation commenced and it is currently ongoing. The outcome of the litigation is uncertain and there is no assurance as to the amount of cash that will be required to be paid to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
Core Communities
          Historically, the activities of Core Communities focused on the development of a master-planned community in Port St. Lucie, Florida called Tradition, Florida and a community outside of Hardeeville, South Carolina called Tradition Hilton Head. Until 2009, Tradition, Florida was in active development as was Tradition Hilton Head, although in a much earlier stage.
          During 2010, demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties were located. In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with its various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which was undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and entered into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefor, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry of the consensual judgments of foreclosure. In accordance with the accounting guidance for consolidation, the Company recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. Core received its general release of liability, and accordingly the deferred gain on settlement of investment in subsidiary was recognized into income during the first quarter of 2011. Approximately $27.2 million of the $113.9 million of mortgage loans described above is collateralized by property in South Carolina which had an estimated carrying value of approximately $19.4 million at June 30, 2011. This property is subject to separate foreclosure proceedings which are expected to occur during the fourth quarter of 2011. While Core was released by the lender from any other claims relating to the loans, the applicable accounting guidance requires that the $27.2 million of debt and associated $19.4 million of collateral remain in Core’s financial statements until the foreclosure proceedings have been completed.
          In December 2010, Core and one of its subsidiaries entered into agreements, including a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings relating to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its rights to the property which served as collateral for the loan as well as certain additional real and personal property. The lender in turn released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and, accordingly, a $13.0 million gain on debt extinguishment was recognized in December 2010.
BankAtlantic Bancorp and BankAtlantic
Regulatory Considerations
          The Parent Company of BankAtlantic Bancorp (“BankAtlantic Bancorp Parent Company”) and BankAtlantic were historically regulated and subject to regular examination by the OTS. Since July 21, 2011, the regulatory oversight of BankAtlantic Bancorp Parent Company is by the Federal Reserve and the regulatory oversight of BankAtlantic is by the Office of the Comptroller of the Currency (“OCC”) as a result of the passage of the Dodd-Frank Act.
          On February 23, 2011, BankAtlantic Bancorp Parent Company and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the OTS. The Order to Cease and Desist to which BankAtlantic Bancorp Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due to BankAtlantic Bancorp’s losses over the past three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS. BankAtlantic Bancorp Parent Company submitted updated written plans to the OTS that addressed, among other things, maintenance and enhancement of BankAtlantic’s capital and its business plan for the year ending December 31, 2011. In addition, under the terms of the Company Order, BankAtlantic Bancorp Parent Company was prohibited from taking certain actions without receiving the prior written non-objection of the Federal Reserve, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. BankAtlantic Bancorp Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.
          Pursuant to the terms of the Bank Order, BankAtlantic was required to maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At June 30, 2011, BankAtlantic had a tier 1 (core) capital ratio of 8.24% and a total risk-based capital ratio of 14.52%. Pursuant to the terms of the Bank Order, BankAtlantic has revised certain of its plans, programs and policies and submitted to the OTS certain written plans, including a capital plan, a revised business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. If BankAtlantic fails to comply with the capital plan and/or fails to maintain the increased capital ratio requirements, or upon any written request from the OCC, BankAtlantic is required to submit a contingency plan, which details actions which BankAtlantic would, in its case, take to either merge with or be acquired by another banking institution. BankAtlantic will not be required to implement such contingency plan until such time as it receives written notification from the OCC to do so. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OCC. Separately, the OTS has confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OCC. The Orders also include certain restrictions on compensation paid to the senior executive officers of BankAtlantic Bancorp Parent Company and BankAtlantic, and restrictions on agreements with affiliates.

          BankAtlantic Bancorp Parent Company and BankAtlantic will seek to maintain the higher capital requirements of the Bank Order through efforts that may include the issuance of BankAtlantic Bancorp’s Class A Common Stock through a public or private offering or through initiatives to maintain or improve its regulatory capital position including: operating strategies to increase revenues and to reduce non-interest expenses, and reduction of asset balances and non-performing loans. There can be no assurance that BankAtlantic Bancorp Parent Company or BankAtlantic will be able to execute these or other strategies in order to maintain BankAtlantic’s new minimum regulatory capital levels by the required time frames.
          Each Order became effective on February 23, 2011 and will remain in effect until terminated, modified or suspended by the OCC, as it relates to the Bank Order, or the Federal Reserve, as it relates to the Company Order. No fines or penalties were imposed in connection with either Order. While the Orders formalize steps that BankAtlantic Bancorp believes are already underway, if there is any material failure by BankAtlantic Bancorp Parent Company or BankAtlantic to comply with the terms of the Orders, or if unanticipated market factors emerge, and/or if BankAtlantic Bancorp is unable to successfully execute its plans, or comply with other regulatory requirements, then the regulators could take further action, which could include the imposition of fines and/or additional enforcement actions. Enforcement actions broadly available to regulators include the issuance of a capital directive, removal of officers and/or directors, institution of proceedings for receivership or conservatorship, and termination of deposit insurance. Any such action would have a material adverse effect on BankAtlantic Bancorp’s business, results of operations and financial position.
          Liquidity Considerations
          Both BankAtlantic Bancorp Parent Company and BankAtlantic actively manage liquidity and cash flow needs. BankAtlantic Bancorp Parent Company had cash of $3.8 million as of June 30, 2011. BankAtlantic Bancorp Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $73.9 million would be due in December 2013 if interest is deferred until that date. BankAtlantic Bancorp Parent Company’s operating expenses for the year ended December 31, 2010 were $6.4 million and were $3.1 million during the six months ended June 30, 2011. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of its lines of credit borrowings with the Federal Home Loan Bank (“FHLB”), as well as the Treasury and Federal Reserve lending programs.
          As of June 30, 2011, BankAtlantic had $431 million of cash and short-term investments and approximately $832 million of available unused borrowings, consisting of $541 million of unused FHLB line of credit capacity, $257 million of unpledged securities, and $34 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time at the discretion of the issuing institution or based on the availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease. Based on current and expected liquidity needs and sources, BankAtlantic Bancorp expects to be able to meet its obligations at least through June 30, 2012.
3. Acquisitions and Dispositions
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

Purchases of BankAtlantic Bancorp’s Class A Common Stock
          On June 18, 2010, BankAtlantic Bancorp commenced a rights offering to its shareholders of record as of the close of business on June 14, 2010 (the “2010 Rights Offering”). In the 2010 Rights Offering, BankAtlantic Bancorp distributed to each eligible shareholder 0.327 subscription rights for each share of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock owned as of the close of business on June 14, 2010. Each subscription right entitled the holder thereof to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at the purchase price of $1.50 per share. Shareholders who exercised their basic subscription rights in full were also given the opportunity to request to purchase any additional shares of BankAtlantic Bancorp’s Class A Common Stock that remained unsubscribed for at the expiration of the 2010 Rights Offering at the same $1.50 per share purchase price. The 2010 Rights Offering expired on July 20, 2010. During June 2010, BFC exercised its basic subscription rights in full, thereby purchasing 5,986,865 shares of BankAtlantic Bancorp’s Class A Common Stock, and requested to purchase an additional 4,013,135 shares of BankAtlantic Bancorp’s Class A Common Stock to the extent available at the expiration of the 2010 Rights Offering. In connection with the exercise of its subscription rights, BFC delivered to BankAtlantic Bancorp $15.0 million in cash, which represented the full purchase price for all of the shares subscribed for by BFC. In exchange, BFC was issued 4,697,184 shares of BankAtlantic Bancorp’s Class A Common Stock on June 28, 2010, which represented a portion of its basic subscription rights exercise. The balance of BFC’s subscription was treated as an advance to BankAtlantic Bancorp, as evidenced by a related $8.0 million promissory note executed by BankAtlantic Bancorp in favor of BFC. The promissory note had a scheduled maturity of July 30, 2010 and was payable in cash or shares of BankAtlantic Bancorp’s Class A Common Stock issuable to BFC in connection with its exercise of subscription rights in the 2010 Rights Offering. The promissory note was eliminated in consolidation as of June 30, 2010. In July 2010, in connection with the completion of the 2010 Rights Offering, the promissory note was satisfied in accordance with its terms through the issuance to BFC of the additional 5,302,816 shares of BankAtlantic Bancorp’s Class A Common Stock subscribed for by BFC. The 2010 Rights Offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 45% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 71%.
          During the second quarter of 2011, BankAtlantic Bancorp distributed to its shareholders of record as of the close of business on May 12, 2011, 0.624 subscription rights for each share of such stock owned on that date (the “2011 Rights Offering”). Each subscription right entitled the holder thereof to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at a purchase price of $0.75 per share. Shareholders who exercised their basic subscription rights in full were also given the opportunity to request to purchase, at the same $0.75 per share purchase price, additional shares of BankAtlantic Bancorp’s Class A Common Stock that were not purchased by other shareholders through the exercise of the basic subscription rights granted to them. The 2011 Rights Offering expired on June 16, 2011. BFC participated in the 2011 Rights Offering, acquiring an aggregate of 13,333,333 shares of BankAtlantic Bancorp’s Class A Common Stock for an aggregate purchase price of $10 million. This increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 53% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 75%.
          BFC’s acquisition of shares of BankAtlantic Bancorp’s Class A Common Stock in the 2010 and 2011 Rights Offerings were each accounted for as an equity transaction in accordance with applicable accounting guidance which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling interest are reported as equity transactions.
Sale of Tampa Branches and Related Facilities by BankAtlantic
          In August 2010, BankAtlantic announced that, due to the rapidly changing environment in Florida and the banking industry, it decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 branches located in the Tampa, Florida area. In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and on June 3, 2011, BankAtlantic completed the Tampa sale. The purchasing financial institution paid i) a 10% premium for the deposits plus ii) the net book value of the acquired real estate and substantially all of the fixed assets associated with the branches and facilities.

          The following summarizes the assets sold, liabilities transferred and cash outflows associated with the branches and facilities sold (in thousands):

Amount
Assets Sold:
Property and equipment	$28,626

Total assets sold	28,626

Liabilities Transferred:
Deposits	324,320
Other liabilities	183

Total liabilities transferred	324,503

Net liabilities transferred	(295,877)
Gain on sale of Tampa branches, net of transaction costs of $1,959	38,656

Net cash outflows from sale of branches	$(257,221)

          The assets and liabilities associated with the Tampa branches as of December 31, 2010 were as follows (in thousands):

ASSETS
Cash and cash equivalents	$5,850
Office properties and equipment	31,484

Total assets held for sale	$37,334

LIABILITIES
Interest bearing deposits	$255,630
Non-interest bearing deposits	85,516

Total deposits	341,146
Accrued interest payable	87

Total liabilities held for sale	$341,233

4. Discontinued Operations
          On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. Based on its analysis of information and the available options presented to it, on June 30, 2011, Bluegreen’s Board of Directors made the determination to seek to sell Bluegreen Communities or all or substantially all of its assets. As a consequence, Bluegreen determined that Bluegreen Communities met the criteria for classification as discontinued operations and, accordingly, the operating results of Bluegreen Communities, which had previously been presented as a separate reporting segment, are included in discontinued operations in the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010. In addition, the majority of the assets related to Bluegreen Communities are presented separately on the Consolidated Statements of Financial Condition as “assets held for sale from discontinued operations.” The assets held for sale primarily consist of Bluegreen Communities real estate assets valued on our books at $31.8 million and $83.8 million as of June 30, 2011 and December 31, 2010, respectively. The decrease in the carrying amount of the assets held for sale as of June 30, 2011 as compared to December 31, 2010, primarily relates to a $52.4 million non-cash charge recorded during the three months ended June 30, 2011 to write down the value of Bluegreen Communities’ assets to its estimated fair value less cost to sell. Bluegreen derived the fair value of Bluegreen Communities’ assets available for sale based on the enterprise level discounted cash flow estimates, (Level 3 inputs), and the expressions of interest received in the marketing process of the related assets. Bluegreen recently entered into a non-binding letter of intent with a third party contemplating the sale of Bluegreen Communities, or a similar transaction. However, as of the date of this filing, Bluegreen had not entered into any definitive agreement or agreements with respect to the sale of Bluegreen Communities or its assets, and Bluegreen may not be successful in its efforts to consummate any such sale or sales.
          In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (sometimes referred to herein as the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Accordingly, the results of operations for the Projects are included in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2010 as discontinued operations. On June 10, 2010, Core sold the Projects to Inland Real Estate Acquisition, Inc. (“Inland”) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. In connection with the sale, the outstanding balance of the loans related to the assets held for sale was reduced to approximately $800,000 as a result of negotiations with the lender. Core used the proceeds from the sale to repay these loans. As a result, Core was released from its obligations to the lender with respect to the loans. The Projects net income from discontinued operations was approximately $2.7 million and $2.5 million for the three and six months ended June 30, 2010, respectively.
          The following table summarizes the results from discontinued operations of Bluegreen Communities during the three months ended June 30, 2011 and 2010 and Core Communities during the three and six months ended June 30, 2010 (in thousands). Core Communities ceased operations during 2010. Therefore, no comparative information is included for Core Communities for the three and six months ended June 30, 2011.

	For the Three
	Months Ended	For the Three Months Ended
	June 30, 2011	June 30, 2010
	Bluegreen	Bluegreen
	Communities	Communities	Core	Total
Revenue from discontinued operations	$4,170	2,671	1,117	3,788
Gain on sale of assets	—	—	2,617	2,617

	4,170	2,671	3,734	6,405

Costs and Expenses:
Loss on assets held for sale (1)	52,733	—	—	—
Other costs and expenses	4,325	6,985	1,020	8,005
Interest expense (3)	772	1,120	—	1,120

	57,830	8,105	1,020	9,125

(Loss) income from discontinued operations
before income taxes (1)	(53,660)	(5,434)	2,714	(2,720)
Benefit for income taxes	(20,634)	(1,685)	—	(1,685)

(Loss) income from discontinued operations (1)	$(33,026)	(3,749)	2,714	(1,035)

	For the Six
	Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010
	Bluegreen	Bluegreen
	Communities	Communities	Core	Total
Revenue from discontinued operations	$9,893	6,268	2,951	9,219
Gain on sale of assets	—	—	2,617	2,617

	9,893	6,268	5,568	11,836

Costs and Expenses:
Loss on assets held for sale (1)	52,733	—	—	—
Other costs and expenses (2)	10,068	15,724	3,103	18,827
Interest expense (3)	1,532	2,288	—	2,288

	64,333	18,012	3,103	21,115

(Loss) income from discontinued operations
before income taxes (1)	(54,440)	(11,744)	2,465	(9,279)
Benefit for income taxes	(20,986)	(4,653)	—	(4,653)

(Loss) income from discontinued operations (1)	$(33,454)	(7,091)	2,465	(4,626)

(1)	Loss from discontinued operations during the three and six months ended June 30, 2011 includes Bluegreen Communities’ non-cash loss on assets held for sale of approximately $52.4 million. Additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of assets held for sale are materially different from their estimated fair value.

(2)	Cost of discontinued operations during the six months ended June 30, 2010 includes Bluegreen Communities non-cash impairment charges of approximately $3.3 million to write down certain phases of completed Communities properties to their estimated fair value less costs to sell at that time. This charge was incurred as a result of continued low volume of sales, reduced prices and the impact of reduced sales on the forecasted sellout period of the projects.

(3)	Also included in results of discontinued operations in each of the periods presented is interest expense on notes payable collateralized by certain Bluegreen Communities’ inventory and property and equipment ($27.8 million as of June 30, 2011), as such debt is required to be repaid in full upon the sale of the related assets.

5. Fair Value Measurement
          The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$97,894	—	97,894	—
REMICS (1)	54,353	—	54,353	—
Agency bonds	60,059	—	60,059	—
Municipal bonds	85,305	—	85,305	—
Taxable securities	17,600	—	17,600	—
Benihana Convertible Preferred Stock	12,336	—	12,336	—
Benihana Common Stock	4,140	4,140	—	—
Other equity securities	1,494	1,494	—	—

Total	$333,181	5,634	327,547	—

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$112,042	—	112,042	—
REMICS(1)	68,841	—	68,841	—
Agency bonds	60,143	—	60,143	—
Municipal bonds	162,123	—	162,123	—
Taxable securities	19,922	—	19,922	—
Foreign currency put options	24	24	—	—
Benihana Convertible Preferred Stock	21,106	—	—	21,106
Other equity securities	20,819	20,819	—	—

Total	$465,020	20,843	423,071	21,106

(1)	Real estate mortgage investment conduits (REMICS) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.
     There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements at June 30, 2011 or December 31, 2010.
          The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2011 and 2010 (in thousands):

For the Three Months Ended
June 30, 2011
Benihana
Convertible
Preferred Stock
Beginning Balance	$20,951
Total gains and losses (realized/unrealized)
Included in earnings	—
Cumulative effect of change in accounting principle	—
Included in other comprehensive loss	—
Purchases, issuances, and settlements (1)	(5,238)
Transfers in and/or out of Level 3 (1)	(15,713)

Balance at June 30, 2011	$—

(1)	On May 20, 2011, BFC exercised its right to convert 200,000 shares of its Series B Convertible Preferred Stock (“Convertible Preferred Stock”) of Benihana into shares of Benihana’s Common Stock. In connection with such conversion, effective for the quarter ended June 30, 2011, we began to assess the value of our investment in Benihana’s Convertible Preferred Stock, as if converted, by using the market approach with Level 2 measurements instead of the income approach with Level 3 measurements which we historically used. BFC converted an additional 100,000 shares of Benihana’s Convertible Preferred Stock into shares of Benihana’s Common Stock during July 2011.

	For the Three Months Ended June 30, 2010
		Benihana
		Convertible
	Other Bonds	Preferred Stock	Total

Beginning Balance	$250	20,247	20,497
Total gains and losses (realized/unrealized)
Included in earnings	—	—	—
Included in other comprehensive income	—	(88)	(88)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at June 30, 2010	$250	20,159	20,409

          The following tables present major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010 (in thousands):

For the Six Months
Ended June 30, 2011
Benihana
Convertible
Preferred Stock
Beginning Balance	$21,106
Total gains and losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive loss	(155)
Purchases, issuances, and settlements (1)	(5,238)
Transfers in and/or out of Level 3 (1)	(15,713)

Balance at June 30, 2011	$—

(1)	On May 20, 2011, BFC exercised its right to convert 200,000 shares of Convertible Preferred Stock of Benihana into shares of Benihana’s Common Stock. In connection with such conversion, effective for the quarter ended June 30, 2011, we began to assess the value of our investment in Benihana’s Convertible Preferred Stock, as if converted, by using the market approach with Level 2 measurements instead of the income approach with Level 3 measurements which we historically used. BFC converted an additional 100,000 shares of Benihana’s Convertible Preferred Stock into shares of Benihana’s Common Stock during July 2011.

	For the Six Months Ended June 30, 2010
	Retained
	Interests in		Benihana
	Notes	Other	Convertible
	Receivable Sold	Bonds	Preferred Stock	Total

Beginning Balance	$26,340	250	17,766	44,356
Total gains and losses (realized/unrealized)
Included in earnings	—	—	—	—
Cumulative effect of change in accounting principle (1)	(26,340)	—	—	(26,340)
Included in other comprehensive income	—	—	2,393	2,393
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balance at June 30, 2010	$—	250	20,159	20,409

(1)	Retained interests in notes receivable sold were eliminated upon a change in accounting principle.
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
          As of March 31, 2011, BFC owned 800,000 shares of Benihana’s Convertible Preferred Stock, the estimated fair value of which was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares of Benihana’s Common Stock that the Company would have received upon conversion of its shares of Benihana’s Convertible Preferred Stock. On May 20, 2011 BFC converted 200,000 shares of Benihana’s Convertible Preferred Stock into 397,328 shares of Benihana’s Common Stock. In connection with the conversion, effective for the quarter ended June 30, 2011, we began to assess the value of our investment in Benihana’s Convertible Preferred Stock by using the market approach with Level 2 inputs, as if converted to Common Stock, instead of the income approach with Level 3 inputs. At June 30, 2011, the market value of the 600,000 shares of Benihana’s Convertible Preferred Stock owned at that date by BFC, if converted to 1,183,899 shares of Common Stock, was approximately $12.3 million, and the market value of the 397,328 shares of Benihana’s Common Stock owned by BFC at that date was approximately $4.1 million. The estimated fair value of our investment in Benihana’s Convertible Preferred Stock and Common Stock was based on the $10.42 per share closing price of Benihana’s Common Stock on the NASDAQ on June 30, 2011. On July 15, 2011, BFC converted an additional 100,000 shares of Benihana’s Convertible Preferred Stock owned by it into 197,721 shares of Benihana’s Common Stock. As previously disclosed, these conversions were effected for the purpose of facilitating shareholder approval of Benihana’s currently outstanding proposal to reclassify each share of its Class A Common Stock into one share of its Common Stock. We strongly support Benihana’s reclassification proposal and we intend to vote all shares of Benihana’s stock owned or controlled by us in favor of the reclassification.
          Other equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources, if available. Also non-binding broker quotes are obtained to validate fair values obtained from matrix pricing.
          The fair value of foreign currency put options was obtained using the market approach and quoted market prices using Level 1 inputs as of December 31, 2010.
          The following tables present major categories of assets measured at fair value on a non-recurring basis as of June 30, 2011 and 2010 (in thousands):

	Fair Value Measurements Using
					Total
		Significant		Significant	Impairments
		Other Observable		Unobservable	For the Six
	June 30,	Inputs		Inputs	Months Ended
Description	2011	(Level 2)		(Level 3)	June 30, 2011 (1)
Loans measured for
impairment using the fair value
of the underlying collateral	$265,245	—	—	265,245	24,624
Impaired real estate owned	36,044	—	—	36,044	8,830
Impaired real estate held for sale	5,084	—	—	5,084	353
Impaired loans held for sale	27,463	—	—	27,463	6,335

Total	$333,836	—	—	333,836	40,142

(1)	Total impairments represent the amount of loss recognized during the six months ended June 30, 2011 on assets that were held and measured at fair value as of June 30, 2011.

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total Impairment
	As of	for Identical	Other Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2010	(Level 1)	(Level 2)	(Level 3)	June 30, 2010 (1)
Loans measured for
impairment using the fair value
of the underlying collateral	$302,199	—	—	302,199	74,584
Impaired real estate held for sale	3,490	—	—	3,490	1,510
Impaired real estate owned	6,578	—	—	6,578	1,364

Total	$312,267	—	—	312,267	77,458

(1)	Total impairments represent the amount of loss recognized during the six months ended June 30, 2010 on assets that were held and measured at fair value as of June 30, 2010.
          There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
          Loans Receivable Measured For Impairment
          Impaired loans are generally valued based on the fair value of the underlying collateral. BankAtlantic Bancorp primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BankAtlantic Bancorp uses its judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. Consequently, the calculation of the fair value of the collateral uses Level 3 inputs. BankAtlantic Bancorp generally uses third party broker price opinions or an automated valuation service to measure the fair value of the collateral for impaired homogenous loans in the establishment of specific reserves or charge-offs when these loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in the determination of the fair values.
          Loans Held for Sale
          Loans held for sale are valued using an income approach with Level 3 inputs as market quotes or sale transactions of similar loans are generally not available. The fair value is estimated by discounting forecasted cash flows using a discount rate that reflects the risks inherent in the loans held for sale portfolio. For non-performing loans held for sale the forecasted cash flows are based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure or sale.
          Impaired Real Estate Owned
          Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraisers or brokers use professional judgments in determining the fair value of the properties and BankAtlantic Bancorp may also adjust these values for changes in market conditions subsequent to the valuation date. Consequently, the fair values of the properties are considered Level 3 measurements.

Financial Disclosures about Fair Value of Financial Instruments
          The following table presents information for financial instruments at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from other banks	$185,489	185,489	178,868	178,868
Interest bearing deposits in other banks	318,437	318,437	455,538	455,538
Restricted cash	61,351	61,351	62,249	62,249
Securities available for sale	333,181	333,181	465,020	465,020
Investment securities	333	333	2,033	2,033
Tax certificates	66,211	66,389	89,789	90,738
Federal Home Loan Bank Stock	31,614	31,614	43,557	43,557
Loans receivable including loans held for sale, net	2,708,662	2,430,681	3,039,486	2,689,890
Notes receivable	543,174	601,355	574,969	619,000
Financial liabilities:
Deposits	$3,423,576	3,425,619	3,891,190	3,893,807
Advances from FHLB	—	—	170,000	170,038
Securities sold under agreements to repurchase and other short term borrowings	1,020	1,020	22,764	22,764
Receivable-backed notes payable	515,373	508,323	569,214	560,728
Notes and mortgage notes payable and other borrowings	181,441	180,479	239,571	224,866
Junior subordinated debentures	469,419	268,515	461,568	220,080
          Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs, the Company or its subsidiaries may not receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.
          Interest bearing deposits in other banks other than BankAtlantic at June 30, 2011 include $20.3 million of certificates of deposit guaranteed by the FDIC with maturities of less than one year. Due to the FDIC guarantee and the short-term maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.
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
          In determining the fair value of BankAtlantic Bancorp’s junior subordinated debentures, BankAtlantic Bancorp used NASDAQ price quotes available with respect to its $70.4 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $259.2 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no trading markets, sales history, liquidity or readily determinable source for valuation. BankAtlantic Bancorp has deferred the payment of interest with respect to all of its junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at June 30, 2011 and December 31, 2010, and as a practical alternative, BankAtlantic Bancorp used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded.
          The estimated fair value of Woodbridge’s and Bluegreen’s junior subordinated debentures in the aggregate amount of $128.9 million and $115.7 million as of June 30, 2011 and December 31, 2010, respectively, were based on the discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.
6. Securities Available for Sale
          The following tables summarize securities available for sale (in thousands):

	As of June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$90,673	7,221	—	97,894
Agency bonds	60,000	59	—	60,059
REMICS	52,175	2,178	—	54,353

Total	202,848	9,458	—	212,306

Investment securities:
Municipal bonds	85,267	41	3	85,305
Other bonds	17,598	4	2	17,600
Benihana Convertible Preferred Stock	12,319	17	—	12,336
Benihana Common Stock	4,141	—	1	4,140
Other equity securities	1,319	176	1	1,494

Total investment securities	120,644	238	7	120,875

Total	$323,492	9,696	7	333,181

	As of December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$105,219	6,823	—	112,042
Agency bonds	60,000	143	—	60,143
REMICS	66,034	2,807	—	68,841

Total	231,253	9,773	—	241,026

Investment securities:
Municipal bonds	162,113	33	23	162,123
Other bonds	19,936	8	22	19,922
Benihana Convertible Preferred Stock	16,426	4,680	—	21,106
Equity securities	20,634	188	3	20,819

Total investment securities	219,109	4,909	48	223,970

Derivatives	24	—	—	24

Total	$450,386	14,682	48	465,020

          The following tables show the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Taxable Securities	$12,105	(2)	—	—	12,105	(2)
Municipal Bonds	5,084	(3)	—	—	5,084	(3)
Benihana Common Stock	4,141	(1)	—	—	4,141	(1)
Other equity securities	—	—	9	(1)	9	(1)

Total	$21,330	(6)	9	(1)	21,339	(7)

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municipal bonds	$90,413	(23)	—	—	90,413	(23)
Taxable securities	15,155	(22)	—	—	15,155	(22)
Equity securities	—	—	7	(3)	7	(3)

Total	$105,568	(45)	7	(3)	105,575	(48)

          The unrealized losses on municipal bonds and taxable securities outstanding less than 12 months are primarily the result of interest rate changes. BankAtlantic Bancorp expects to receive cash proceeds in an amount equal to its entire investment in municipal bonds and taxable securities upon maturity.
          The unrealized loss on equity securities and Benihana Common Stock at June 30, 2011 and December 31, 2010 were not significant. Accordingly, the Company did not consider these investments other-than-temporarily impaired at June 30, 2011 and December 31, 2010.
          Management reviews its investments for other-than-temporary declines in value quarterly. As a consequence of the review during the six months ended June 30, 2011, a $1.5 million other-than-temporary decline in value was recognized related to a private equity investment in an unrelated financial institution.

          The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
June 30, 2011 (1)	Cost	Value
Due within one year	$101,611	101,653
Due after one year, but within five years	61,404	61,462
Due after five years, but within ten years	18,525	19,108
Due after ten years	124,173	132,988

Total	$305,713	315,211

(1)	Scheduled maturities in the above table are based on contractual maturities which may vary significantly from actual maturities due to prepayments.
BFC — Benihana Investment
          During 2004, BFC purchased 800,000 shares of Benihana Convertible Preferred Stock for $25.00 per share. The Convertible Preferred Stock is convertible into Benihana’s Common Stock at a conversion price of $12.67 per share of Convertible Preferred Stock, subject to adjustment from time to time upon the occurrence of certain defined events. During May 2011, we converted 200,000 shares of Convertible Preferred Stock of Benihana into 397,328 shares of Benihana’s Common Stock. On July 15, 2011, we converted an additional 100,000 shares of Benihana’s Convertible Preferred Stock into 197,721 shares of Benihana’s Common Stock. As described above, we decided to convert these shares of Benihana’s Preferred Stock for the purpose of facilitating shareholder approval of Benihana’s currently outstanding proposal to reclassify each share of its Class A Common Stock into one share of its Common Stock. We strongly support Benihana’s reclassification proposal and we intend to vote all shares of Benihana’s stock owned or controlled by us in favor of the reclassification. The remaining 500,000 shares of Convertible Preferred Stock of Benihana are currently convertible into an aggregate of 986,582 shares of Benihana’s Common Stock. Based on the number of currently outstanding shares of Benihana’s capital stock, the 500,000 shares of Convertible Preferred Stock currently held by us, if converted, together with the 595,049 shares of Benihana’s Common Stock currently held by us would represent an approximately 19% voting interest and an approximately 9% economic interest in Benihana.
          Except as provided by Delaware law, such as in the case of the reclassification proposal described above, the shares of the Convertible Preferred Stock have voting rights on an “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at its original issue price of $25 per shares, ($12.5 million for the remaining 500,000 shares) plus accumulated dividends on July 2, 2014 unless the Company elects to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024.
          As of June 30, 2011, the market value of the 600,000 shares of Benihana’s Convertible Preferred Stock owned at that date by BFC, if converted to 1,183,899 shares of Common Stock, was approximately $12.3 million, and the market value of the 397,328 shares of Benihana’s Common Stock owned by BFC at that date was approximately $4.1 million. The estimated fair value of our investment in Benihana’s Convertible Preferred and Common Stock was based on the $10.42 per share closing price of Benihana’s Common Stock on the NASDAQ on June 30, 2011.

7. Loans Receivable
          The consolidated loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Commercial non-real estate	$124,830	135,588
Commercial real estate:
Residential	104,605	133,155
Land	29,634	58,040
Owner occupied	97,153	111,097
Other	520,220	592,538
Small Business:
Real estate	196,975	203,479
Non-real estate	95,783	99,190
Consumer:
Consumer — home equity	575,244	604,228
Consumer other	15,069	16,068
Deposit overdrafts	2,824	3,091
Residential:
Residential-interest only	437,860	541,788
Residential-amortizing	594,396	671,948

Total gross loans	2,794,593	3,170,210

Adjustments:
Premiums, discounts and net deferred fees	2,287	1,650
Allowance for loan losses	(137,643)	(162,139)

Loans receivable — net	$2,659,237	3,009,721

Loans held for sale	$49,425	29,765

          BankAtlantic Bancorp’s loans held for sale as of June 30, 2011 consisted of $22.8 million of residential loans, $26.1 million of commercial loans and $0.5 million of residential loans originated for sale. Loans held for sale as of December 31, 2010 consisted of $27.9 million of commercial real estate loans transferred from held-for-investment to held-for-sale classification during the fourth quarter of 2010 and $1.8 million of residential loans originated for sale. BankAtlantic Bancorp transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future. The Company recognized a $47,000 gain and a $16,000 loss on the sale of loans held for sale for the three and six months ended June 30, 2011, respectively compared to $87,000 and $141,000 of gains on the sale of loans held for sale during the three and six months ended June 30, 2010, respectively.
          The recorded investment (unpaid principal balance less charge offs and deferred fees) of non-accrual loans receivable and loans held for sale was (in thousands):

	June 30,	December 31,
Loan Class	2011	2010
Commercial non-real estate	$18,046	17,659
Commercial real estate:
Residential	82,673	95,482
Land	19,657	27,260
Owner occupied	6,565	4,870
Other	90,201	128,658
Small business:
Real estate	10,021	8,928
Non-real estate	1,969	1,951
Consumer	14,614	14,120
Residential:
Residential-interest only	34.507	38,900
Residential-amortizing	46.855	47,639

Total	$325,108	385,467

          An age analysis of the past due recorded investment in loans receivable and loans held for sale as of June 30, 2011 and December 31, 2010 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
June 30, 2011	Past Due	Past Due	or More (1)	Past Due	Current	Receivable (2)
Commercial non-Real estate	$338	750	13,446	14,534	110,296	124,830
Commercial real estate:
Residential	—	—	42,726	42,726	66,448	109,174
Land	—	3,458	16,199	19,657	21,966	41,623
Owner occupied	—	861	5,567	6,428	92,198	98,626
Other	—	—	34,903	34,903	495,717	530,620
Small business:
Real estate	1,104	1,851	8,543	11,498	185,477	196,975
Non-real estate	64	33	119	216	95,567	95,783
Consumer	5,034	4,177	14,614	23,825	569,312	593,137
Residential:
Residential-interest only	4,956	2,249	33,627	40,832	413,689	454,521
Residential-amortizing	5,361	3,798	42,945	52,104	556,522	608,626

Total	$16,857	17,177	212,689	246,723	2,607,192	2,853,915

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2010	Past Due	Past Due	or More (1)	Past Due	Current	Receivable (2)

Commercial non-real estate	$—	—	13,498	13,498	122,090	135,588
Commercial real estate:
Residential	4,700	—	53,791	58,491	84,325	142,816
Land	—	—	23,803	23,803	34,237	58,040
Owner occupied	—	—	3,862	3,862	107,235	111,097
Other	—	6,043	54,940	60,983	551,472	612,455
Small business:
Real estate	1,530	2,059	6,670	10,259	193,220	203,479
Non-real estate	—	67	25	92	99,098	99,190
Consumer	6,396	6,009	14,120	26,525	596,862	623,387
Residential:
Interest only	4,907	6,164	38,900	49,971	500,275	550,246
Amortizing	6,091	5,926	47,487	59,504	614,281	673,785

Total	$23,624	26,268	257,096	306,988	2,903,095	3,210,083

(1)	BankAtlantic Bancorp had no loans greater than 90 days and accruing interest as of June 30, 2011 and December 31, 2010.

(2)	As of June 30, 2011 and December 31, 2010, total loans receivable exclude purchase accounting adjustments of $7.6 million and $8.5 million, respectively, in connection with BFC’s acquisitions of shares of BankAtlantic Bancorp’s Class A Common Stock during 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

          The activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2011 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning balance	$10,708	79,142	10,125	27,511	27,565	155,051
Charge-off :	(124)	(14,875)	(2,010)	(6,379)	(5,767)	(29,155)
Recoveries :	57	75	203	492	435	1,262
Provision :	376	3,937	1,535	3,375	1,487	10,710
Transfer to held for sale:	—	(225)	—	—	—	(225)

Ending balance	$11,017	68,054	9,853	24,999	23,720	137,643

Ending balance individually evaluated for impairment	$9,618	47,638	1,595	1,671	4,555	65,077
Ending balance collectively evaluated for impairment	1,399	20,416	8,258	23,328	19,165	72,566

Total	$11,017	68,054	9,853	24,999	23,720	137,643

Loans receivable:
Ending balance individually evaluated for impairment	$34,569	285,325	10,370	24,576	57,740	412,580
Ending balance collectively evaluated for impairment	$90,261	466,287	282,388	568,561	982,126	2,389,623

Total (1)	$124,830	751,612	292,758	593,137	1,039,866	2,802,203

Purchases of loans	$—	—	—	—	9,816	9,816

Proceeds from loan sales	$—	24,693	—		4,983	29,676

Transfer to held for sale	$—	28,444	—	—	—	28,444

(1)	Total loans receivable exclude purchase accounting adjustments of $7.6 million in connection with BFC’s acquisitions of shares of BankAtlantic Bancorp’s Class A Common Stock during 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.
     The activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-off :	(588)	(26,152)	(4,621)	(14,193)	(13,778)	(59,332)
Recoveries :	848	793	513	900	566	3,620
Provision :	(29)	11,169	2,447	6,249	18,686	38,522
Transfer to held for sale:	—	(1,615)	—	—	(5,691)	(7,306)

Ending balance	$11,017	68,054	9,853	24,999	23,720	137,643

Purchases of loans	$—	—	—	—	13,680	13,680

Proceeds from loan sales	$—	27,793	—		12,601	40,394

Transfer to held for sale	$—	30,894	—	—	25,072	55,966

     Activity in the allowance for loan losses for the three and six months ended June 30, 2010 was as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2010
Balance, beginning of period	$177,597	187,218
Loans charged-off	(39,167)	(80,590)
Recoveries of loans previously charged-off	879	1,926

Net charge-offs	(38,288)	(78,664)
Provision for loan losses	48,553	79,308

Balance, end of period	$187,862	187,862

Impaired Loans — Loans are considered impaired when, based on current information and events, BankAtlantic Bancorp believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated as part of BankAtlantic Bancorp’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all criticized loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if the loan is collateral dependent. BankAtlantic Bancorp generally measures loans for impairment using the fair value of collateral less cost to sell method. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.
          Impaired loans as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of June 30, 2011			As of December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With an allowance recorded:
Commercial non-real estate	$15,701	15,701	9,618	16,809	16,809	9,850
Commercial real estate:
Residential	88,335	118,491	25,170	81,731	87,739	21,298
Land	5,310	5,310	1,734	15,209	15,209	8,156
Owner occupied	1,890	1,890	549	1,695	1,695	335
Other	85,823	88,930	20,185	95,693	96,873	33,197
Small business:
Real estate	8,436	8,441	272	2,602	2,602	1,733
Non-real estate	1,934	1,934	1,323	1,779	1,779	1,203
Consumer	18,101	19,479	1,671	3,729	5,029	1,791
Residential:
Residential-interest only	11,367	15,265	1,696	31,805	39,451	6,741
Residential-amortizing	14,882	18,632	2,859	24,619	28,712	5,293

Total with allowance recorded	$251,779	294,073	65,077	275,671	295,898	89,597

With no related allowance recorded:
Commercial non-real estate	$20,566	21,154	—	1,497	1,497	—
Commercial real estate:
Residential	17,990	49,861	—	44,835	116,092	—
Land	16,559	51,944	—	14,039	43,846	—
Owner occupied	6,119	6,784	—	3,922	3,922	—
Other	81,001	97,552	—	81,370	97,203	—
Small business:
Real estate	9,207	10,537	—	15,727	16,499	—
Non-real estate	443	782	—	172	197	—
Consumer	10,010	12,661	—	23,029	27,146	—
Residential:
Residential-interest only	23,140	36,350	—	7,427	10,078	—
Residential-amortizing	34,471	46,788	—	25,664	31,797	—

Total with no allowance recorded	$219,506	334,413	—	217,682	348,277	—

Commercial non-real estate	$36,267	36,855	9,618	18,306	18,306	9,850
Commercial real estate	303,027	420,762	47,638	338,494	462,579	62,986
Small business	20,020	21,694	1,595	20,280	21,077	2,936
Consumer	28,111	32,140	1,671	26,758	32,175	1,791
Residential	83,860	117,035	4,555	89,515	110,038	12,034

Total	$471,285	628,486	65,077	493,353	644,175	89,597

          Average recorded investment and interest income recognized on impaired loans as of June 30, 2011 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2011
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized

With an allowance recorded:
Commercial non-real estate	$15,404	168	15,872	184
Commercial real estate:
Residential	91,127	841	87,995	1,251
Land	5,369	25	8,649	50
Owner occupied	3,028	—	2,583	—
Other	100,280	388	98,751	682
Small business:
Real estate	8,209	—	6,340	—
Non-real estate	1,941	—	1,887	—
Consumer	17,675	—	13,026	—
Residential:
Residential-interest only	14,413	—	20,210	—
Residential-amortizing	15,342	—	18,434	—

Total with allowance recorded	$272,788	1,422	273,747	2,167

With no related allowance recorded:
Commercial non-real estate	$11,746	2	8,329	8
Commercial real estate:
Residential	21,203	40	29,080	110
Land	16,638	—	15,771	—
Owner occupied	5,018	33	4,652	69
Other	80,084	536	80,513	778
Small business:
Real estate	9,334	122	11,465	252
Non-real estate	624	7	473	14
Consumer	9,668	111	14,122	222
Residential:				—
Residential-interest only	21,740	—	16,969	—
Residential-amortizing	32,948	32	30,520	60

Total with no allowance recorded	$209,003	883	211,894	1,513

Commercial non-real estate	$27,150	170	24,201	192
Commercial real estate	322,747	1,863	327,994	2,940
Small business	20,108	129	20,165	266
Consumer	27,343	111	27,148	222
Residential	84,443	32	86,133	60

Total	$481,791	2,305	485,641	3,680

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
          BankAtlantic Bancorp monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses.
          Included in total impaired loans as of June 30, 2011 was $270.3 million of collateral dependent loans, of which $168.8 million were measured for impairment using current appraisals and $101.4 million were measured by adjusting appraisals greater than six months old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values with respect to 28 loans which did not have current appraisals were adjusted down by an aggregate amount of $8.3 million to reflect the change in market conditions since the last appraisal date.
          As of June 30, 2011, impaired loans with specific valuation allowances had been previously written down by $51.2 million and impaired loans without specific valuation allowances had been previously written down by $89.3 million. BankAtlantic had commitments to lend $6.0 million of additional funds on impaired loans as of June 30, 2011.
          Credit Quality Information
          Management of BankAtlantic Bancorp monitors net charge-off levels of classified loans, impaired loans and general economic conditions nationwide and in Florida in an effort to assess loan credit quality. BankAtlantic Bancorp uses a risk grading matrix to monitor credit quality for commercial and small business loans. Risk grades are assigned to each commercial and small business loan upon origination. The loan officers monitor the risk grades and these risk grades are reviewed periodically by a third party consultant. BankAtlantic Bancorp assigns risk grades on a scale of 1 to 13. A general description of the risk grades is as follows:
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
          The following table presents risk grades for commercial and small business loans including loans held for sale as of June 30, 2011 and December 31, 2010 (in thousands):

				Owner
				Occupied	Other	Small	Small
	Commercial	Commercial	Commercial	Commercial	Commercial	Business	Business
June 30, 2011	Non-Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-real Estate

Risk Grade (1):
Grades 1 to 7	$68,605	2,130	19,520	87,749	242,706	168,877	81,485
Grade 10	13,892	1,339	—	—	118,834	2,876	4,204
Grade 11	42,333	105,705	22,103	10,877	169,080	25,222	10,094

Total	$124,830	109,174	41,623	98,626	530,620	196,975	95,783

				Owner
				Occupied	Other	Small	Small
	Commercial	Commercial	Commercial	Commercial	Commercial	Business	Business
December 31, 2010	Non-Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate

Risk Grade (1):
Grades 1 to 7	$81,789	16,250	27,387	101,855	314,402	169,979	84,584
Grade 10	12,827	7,572	956	704	119,508	3,098	3,665
Grade 11	40,972	118,994	29,697	8,538	178,545	30,402	10,941

Total	$135,588	142,816	58,040	111,097	612,455	203,479	99,190

(1)	There were no loans risk graded 12 or 13 as of June 30, 2011 or December 31, 2010.
          BankAtlantic Bancorp monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.
          The loan-to-value ratios of BankAtlantic Bancorp’s residential loans were as follows (in thousands):

			As Corrected (3)
	As of June 30, 2011 (1)		As of December 31, 2010
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing

Ratios not available (2)	$148,702	324,118	59,520	185,610
=<60%	27,488	82,262	47,605	145,075
60.1% — 70%	15,768	33,340	33,005	49,732
70.1% — 80%	31,275	31,908	37,808	48,586
80.1% — 90%	30,870	27,340	47,574	47,039
>90.1%	200,418	109,658	324,734	197,743

Total	$454,521	608,626	550,246	673,785

(1)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.

(2)	Ratios not available consisted of property addresses not in the automated valuation database, and $77.3 million and $78.0 million as of June 30, 2011 and December 31, 2010, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

(3)	The principal amount of BankAtlantic Bancorp’s residential loans set forth in the table in Note 10 to the Company’s financial statements in the Company’s Form 10-K for the year ended December 31, 2010 were incorrectly identified as reflecting loan-to-value ratios obtained as of the first quarter of 2010 when in fact the amounts instead reflected loan-to-value ratios as of the date of loan origination. The above table labeled “As Corrected” reflects loan-to-value ratios as of December 31, 2010 based on first quarter of 2010 valuations. .
          BankAtlantic Bancorp monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan-to-value ratios at origination. BankAtlantic Bancorp’s experience indicates that default rates are significantly lower with loans that have lower loan-to-value ratios at origination.
          The loan-to-value ratio at loan origination of consumer loans secured by real estate were as follows (in thousands):

	Consumer Home Equity
	June 30,	December 31,
Loan-to-value ratios	2011	2010
<70%	$351,360	363,653
70.1% — 80%	100,139	106,180
80.1% — 90%	67,463	72,529
90.1% — 100%	43,909	48,537
>100%	12,373	13,329

Total	$575,244	604,228

          BankAtlantic Bancorp monitors the credit quality of its consumer non-real estate loans based on loan delinquencies.

8. Notes Receivable
          The table below sets forth information relating to Bluegreen’s notes receivable (in thousands):

	June 30,	December 31,
	2011	2010
Notes receivable, gross	$657,896	712,145
Purchase accounting adjustment	(35,562)	(43,778)

Notes receivable, net of discount	622,334	668,367
Allowance for loan losses	(79,160)	(93,398)

Notes receivable, net	$543,174	574,969

          Included in the table above are notes receivable which for accounting purposes are treated as having been acquired by BFC based on our November 2009 acquisition of approximately 7.4 million shares of Bluegreen’s Common Stock giving us a controlling interest in Bluegreen. In accordance with applicable accounting guidance “Loans and Debt Securities Acquired with Deteriorated Credit Quality", BFC has elected to recognize interest income on these notes receivable using the expected cash flows method. BFC treated expected prepayments consistently in determining its cash flows which it anticipates to collect, such that the non-accretable difference is not affected and the difference between actual prepayments and expected prepayments shall not affect the non-accretable difference. The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%. As of June 30, 2011 and December 31, 2010, the outstanding contractual unpaid principal balance of these notes receivable was $221.3 million and $250.6 million, respectively. As of June 30, 2011 and December 31, 2010, the carrying amount of these notes receivable was $185.8 million and $206.9 million, respectively.
          The carrying amount of these notes is included in the balance sheet amounts of notes receivable at June 30, 2011 and December 31, 2010. The following is a reconciliation of accretable yield as of June 30, 2011 and December 31, 2010:
          Accretable Yield

	June 30,	December 31,
	2011	2010
Balance at beginning of period	$85,906	102,665
Accretion	(21,107)	(29,065)
Reclassification from nonaccretable yield	15,914	12,306

Balance at end of period	$80,713	85,906

          All of Bluegreen’s vacation ownership interests (“VOIs”) notes receivable bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.3% and 15.2% at June 30, 2011 and December 31, 2010, respectively. The weighted-average interest rate charged on notes receivable secured by home sites was 7.7% at June 30, 2011 and 7.8% at December 31, 2010.
          Bluegreen’s VOI notes receivable are generally secured by properties located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivables are secured by home sites in Georgia, Texas, and Virginia.
          Allowance for uncollectible notes receivable
          The table below sets forth the activity in the allowance for uncollectible notes receivable during the six months ended June 30, 2011 (in thousands):

Balance at December 31, 2010 (a)	$93,398
Provision for loan losses	10,750
Write-offs of uncollectible receivables	(24,988)

Balance at June 30, 2011	$79,160

(a)	Allowance for uncollectible notes receivable represents the amount attributable to new loan originations subsequent to the date of our acquisition of a controlling interest in Bluegreen (November 16, 2009).

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
          The following table shows the aging of Bluegreen’s VOI notes receivable as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30,	December 31,
	2011	2010
Current	$615,179	655,304
31-59 days	7,504	12,063
60-89 days	6,600	10,228
90 days and over	22,440	27,785
Purchase accounting adjustment	(35,562)	(43,778)

Notes receivable, net of purchase accounting adjustments	616,161	661,602
Allowance for loan losses	(79,160)	(93,398)

Notes receivable, net	$537,001	568,204

9. Variable Interest Entities — Bluegreen
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
          During the six months ended June 30, 2011, Bluegreen transferred $21.0 million of VOI notes receivable to the VIEs and received cash proceeds of $14.7 million. At June 30, 2011, the principal balance of VOI notes receivable included within the Company’s Consolidated Statement of Financial Condition that are restricted to satisfy obligations of the VIE’s obligations totaled $486.1 million. In addition, approximately $38.8 million of restricted cash is held in accounts for the benefit of the variable interest entities. Further, at June 30, 2011, the carrying amount of the consolidated liabilities included within the Company’s Consolidated Statement of Financial Condition for these variable interest entities totaled $412.8 million, comprised of $393.8 million of non-recourse receivable-backed notes payable and $18.9 million of receivable-backed notes payable which is recourse to Bluegreen.
          Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right at its option to repurchase or substitute for a limited amount of defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Voluntary repurchases or substitutions by Bluegreen of defaulted notes during the six months ended June 30, 2011 and 2010 were $14.5 million and $24.3 million, respectively.

10. Real Estate Inventory
     Real estate inventory consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land and land development costs	$19,728	28,983
Bluegreen Resorts	218,119	230,346
Other costs	119	554
Land and facilities held for sale	5,084	5,436

Total	$243,050	265,319

          Inventory consisted of the combined real estate assets of Bluegreen Resorts, Carolina Oak, Core Communities, BankAtlantic’s residential construction development acquired in 2002, and BankAtlantic’s land and facilities held for sale for BankAtlantic’s store expansion program. During the fourth quarter of 2010, Core relinquished to its lenders title to substantially all of the land Core owned in both Florida and South Carolina and conveyed its ownership interests in several of its subsidiaries. During February 2011, Core was released from any other claims arising from or relating to the loans. However, as described in Note 2 above and Note 11 below, land and land development costs include $19.4 million related to certain assets within Core’s South Carolina property which are subject to separate foreclosure proceedings that are not expected to begin until the fourth quarter in 2011. See Note 2 for additional information.
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
11. Debt
Woodbridge
          On April 26, 2011, Woodbridge and Carolina Oak entered into a settlement agreement with a note holder to resolve the disputes and litigation between them relating to an approximately $37.2 million loan which was collateralized by property owned by Carolina Oak. See Note 2 for additional information regarding the settlement agreement.
Core
          During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Approximately $27.2 million of the $113.9 million of mortgage loans is collateralized by property in South Carolina which had an estimated carrying value of approximately $19.4 million at June 30, 2011. This property is subject to separate foreclosure proceedings which are expected to occur during the fourth quarter of 2011. While Core was released by the lender from any other claims relating to the loans, applicable accounting guidance requires that the $27.2 million of debt and associated $19.4 million of collateral remain in Core’s financial statements until the foreclosure proceedings have been completed.
          In December 2010, Core and one of its subsidiaries entered agreements, including a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan.
          See Note 2 for additional information regarding these agreements.

Bluegreen
          Bluegreen’s pledged assets under its facilities and notes payable as of June 30, 2011 and December 31, 2010 had a carrying amount before purchase accounting adjustments of approximately $258.6 million and $350.3 million, respectively.
Significant changes related to Bluegreen’s lines-of credit and notes payable since December 31, 2010 include:
RFA AD&C Facility. During the six months ended June 30, 2011, Bluegreen repaid $8.1 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by Bluegreen’s Fountains Resort in Orlando, Florida.
H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) and golf courses at several Bluegreen Communities projects. The facility is scheduled to mature on December 31, 2012, however, if the assets pledged as collateral for this facility are sold prior to the scheduled maturity date, the facility will mature upon the sale of the assets. During the six months ended June 30, 2011, Bluegreen repaid $3.4 million of the outstanding balance under this facility.
Wells Fargo Term Loan. During the six months ended June 30, 2011, Bluegreen repaid $5.8 million of the outstanding balance under this facility.
Receivable-Backed Notes Payable
          Bluegreen’s pledged receivables under its receivable-backed notes payable as of June 30, 2011 and December 31, 2010 had a principal balance before purchase accounting adjustments of approximately $616.3million and $667.0 million, respectively.
2011 Liberty Bank Facility. In February 2011, Bluegreen entered into a new revolving hypothecation facility with certain participants in its 2008 Liberty Bank Facility. This new $60.0 million facility (“2011 Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions Bluegreen believes to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($42.2 million as of June 30, 2011), but as outstanding amounts on the 2008 Liberty Bank facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5%. (6.5% as of June 30, 2011). During the six months ended June 30, 2011, Bluegreen pledged $7.9 million of VOI notes receivable to this facility and received cash proceeds of $6.7 million. Bluegreen also repaid $0.7 million on the facility.
NBA Receivables Facility. Bluegreen/Big Cedar Joint Venture has an existing $20.0 million timeshare receivables hypothecation facility with National Bank of Arizona (“NBA”), which provides an 85% advance on eligible receivables. At the time of closing of the transaction, $23.5 million of eligible receivables were pledged. In May 2011, the facility was amended to allow us to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility. The unpaid balance related to the initial September 30, 2010 advance, of which $15.3 million was outstanding as of June 30, 2011, matures on September 30, 2017. The unpaid balance related to the additional advances of which $3.9 million was outstanding as of June 30, 2011, matures on October 31, 2018. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of June 30, 2011). During the six months ended June 30, 2011, Bluegreen pledged $4.6 million of VOI notes receivable to this facility and received cash proceeds of $3.9 million. Bluegreen also repaid $3.0 million on this facility.
BB&T Purchase Facility. Bluegreen has a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”), which has a revolving advance period through December 17, 2011. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility. During the six months ended June 30, 2011, Bluegreen pledged $17.0 million of VOI notes receivable to this facility and received cash proceeds of $11.5 million. Bluegreen also repaid $0.3 million on the facility.
Quorum Purchase Facility. Bluegreen has a $20.0 million timeshare notes receivable purchase facility (the “Quorum Facility”) with Quorum Federal Credit Union (“Quorum”) which allows Bluegreen to sell timeshare notes receivable on a non-recourse basis, through December 22, 2011. The terms of the Quorum Facility provide an 80% advance rate and a program fee rate of 8% per annum through August 31, 2011, and terms to be agreed upon through December 22, 2011. During the six months ended June 30, 2011, Bluegreen pledged $4.0 million of VOI notes receivable to this facility and received cash proceeds of $3.2 million. Bluegreen also repaid $0.1 million on the facility.
Other Facilities. In addition to the payments on the above described facilities, during the six months ended June 30, 2011 Bluegreen repaid $76.3 million on its other receivable-backed notes payable facilities.
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
          On March 30, 2010, the interest rate on the securities issued by Levitt Capital Trust (“LCT”) I contractually changed from a fixed-rate of 8.11% to a variable rate equal to the 3-month LIBOR + 3.85% (4.10% as of June 30, 2011).
          On July 30, 2010, the interest rate on the securities issued by LCT II contractually changed from a fixed-rate of 8.09% to a variable rate equal to the 3-month LIBOR + 3.80% (4.07% as of June 30, 2011).
          On June 30, 2011, the interest rate on the securities issued by LCT III contractually changed from a fixed-rate of 9.251% to a variable rate equal to the 3-month LIBOR + 3.80% (4.05% as of June 30, 2011).
          On March 30, 2010, the interest rates on the securities issued by Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.15% as of June 30, 2011).
          On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from a fixed- rate of 9.158% and 9.193%, respectively, to a variable rate equal to the 3-month LIBOR + 4.85% (5.10% as of June 30, 2011).
          On June 30, 2011, the interest rate on the securities issued by BST IV contractually changed from a fixed-rate of 10.13% to a variable rate equal to the 3-month LIBOR + 4.85% (5.10% as of June 30, 2011).

12. Interest Expense
          The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2011	2010	2011	2010
		As Revised		As Revised
Real Estate and Other:
Interest incurred on borrowings	$16,556	20,346	34,433	40,507
Interest capitalized	(18)	(114)	(30)	(185)

	16,538	20,232	34,403	40,322

Financial Services:
Interest on deposits	4,006	6,021	8,404	13,077
Interest on advances from FHLB	38	1	153	959
Interest on short term borrowings	3	7	9	15
Interest on debentures and bonds payable	4,080	3,922	8,088	7,744

	8,127	9,951	16,654	21,795

Total interest expense	$24,665	30,183	51,057	62,117

13. Noncontrolling Interests
          The following table summarizes the noncontrolling interests held by others in the Company’s subsidiaries at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
BankAtlantic Bancorp	$12,008	7,823
Bluegreen	35,769	44,362
Joint ventures	25,614	26,071

	$73,391	78,256

          The following table summarizes the noncontrolling interests (loss) earnings recognized by others with respect to the Company’s subsidiaries for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		As Revised		As Revised
Noncontrolling interest — Continuing Operations
BankAtlantic Bancorp	$12,719	(32,336)	25	(45,355)
Bluegreen	4,965	7,701	6,588	7,812
Joint ventures	2,123	1,216	3,685	2,408

	$19,807	(23,419)	10,298	(35,135)

Noncontrolling interest — Discontinued Operations:
Bluegreen	$(15,852)	(1,800)	(16,058)	(3,404)

	$(15,852)	(1,800)	(16,058)	(3,404)

	$3,955	(25,219)	(5,760)	(38,539)

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
          Our business activities currently consist of (i) Real Estate and Other and (ii) Financial Services. Since our acquisition of a controlling interest in Bluegreen during November 2009, we have reported the results of our business activities through six segments. Four of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts and Bluegreen Communities, the two segments through which Bluegreen’s business was historically conducted. Our other two segments — BankAtlantic and BankAtlantic Bancorp Parent Company — relate to our Financial Services business activities and include BankAtlantic Bancorp’s results of operations.
          On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities. In connection with that process, Bluegreen’s Board of Directors made a determination during June 2011 to seek to sell Bluegreen Communities or all or substantially all of its assets. As a consequence, it was determined that Bluegreen Communities met the criteria for classification as a discontinued operation, and it is therefore no longer included as an operating segment. Bluegreen recently entered into a non-binding letter of intent with a third party contemplating the sale of Bluegreen Communities, or a similar transaction. However, as of the date of this filing, Bluegreen had not entered into any definitive agreement or agreements with respect to the sale of Bluegreen Communities or its assets, and Bluegreen may not be successful in its efforts to consummate any such sale or sales. See Note 4 for further information regarding the classification of Bluegreen Communities as a discontinued operation and the results of discontinued operations for the three and six months ended June 30, 2011 and 2010.
          The Company evaluates segment performance based on its segment net income (loss).
          The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
          The BFC Activities segment consists of BFC operations, dividends from our investment in Benihana, and other operations of Woodbridge described below. BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides human resources, risk management, investor relations and executive office administration services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”). Woodbridge’s other operations include the activities of Pizza Fusion Holdings, Inc., a restaurant operator and franchisor engaged in the quick service and organic food industries, Snapper Creek Equity Management, LLC, and certain other investments.
Real Estate Operations
          The Company’s Real Estate Operations segment is comprised of the operations of Woodbridge and the subsidiaries through which Woodbridge historically conducted its real estate business activities. It currently includes Carolina Oak, which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”), which engages in leasing activities. The Real Estate Operations segment also includes the business activities of Core, certain subsidiaries of which were deconsolidated from our financial statements during the fourth quarter of 2010.

Bluegreen Resorts
          Bluegreen Resorts markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or developed by others. Bluegreen Resorts also earns fees from third-party resort developers and timeshare owners for providing services such as sales and marketing, mortgage servicing, construction management, title, and resort management.
          Effective January 1, 2011, Bluegreen modified its measure of segment operating profit (loss) to include certain bank-related charges, which were previously reported as corporate general and administrative expenses. In connection with this modification, presentation for prior periods have been revised to be comparable with the current period. This revision decreased Bluegreen Resorts’ segment operating profit by $0.7 million and $1.1 million for the three and six months ended June 30, 2010, respectively, from the amounts previously reported.
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

          The tables below set forth the Company’s segment information as of and for the three months ended June 30, 2011 and 2010 (in thousands):

					BankAtlantic	Unallocated
					Bancorp	Amounts
	BFC	Real Estate	Bluegreen		Parent	and	Segment
2011	Activities	Operations	Resorts	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of VOIs and real estate	$—	—	45,344	—	—	—	45,344
Other resort revenue	—	—	17,287	—	—	—	17,287
Other revenues	299	(34)	18,308	—	—	34	18,607
Interest income	—	—	—	37,222	60	22,261	59,543
Financial Services — non-interest income	—	—	—	60,074	(1,183)	(415)	58,476

Total revenues	299	(34)	80,939	97,296	(1,123)	21,880	199,257

Costs and Expenses:
Cost of sale of VOIs and real estate	—	—	6,703	—	—	—	6,703
Cost of sales of other resort operations	—	—	12,156	—	—	—	12,156
Interest expense	1,511	835	—	4,244	3,854	14,221	24,665
Provision for loan losses	—	—	—	10,195	514	—	10,709
Selling, general and administrative	5,212	363	39,628	—	—	10,698	55,901
Other expenses	—	—	—	51,890	2,507	(955)	53,442

Total costs and expenses	6,723	1,198	58,487	66,329	6,875	23,964	163,576

Equity in earnings from unconsolidated affiliates	8	—	—	—	432	35	475
Other income	1,481	4	—	—	—	(1,078)	407

(Loss) income from continuing operations before income taxes	(4,935)	(1,228)	22,452	30,967	(7,566)	(3,127)	36,563
Less: Provision (benefit) for income taxes	(52)	—	—	—	—	6,572	6,520

(Loss) income from continuing operations	(4,883)	(1,228)	22,452	30,967	(7,566)	(9,699)	30,043
Loss from discontinued operations	—	—	—	—	—	(33,026)	(33,026)

Net (loss) income	$(4,883)	(1,228)	22,452	30,967	(7,566)	(42,725)	(2,983)

Less: Net loss attributable to noncontrolling interests						3,955	3,955

Net loss attributable to BFC						$(46,680)	(6,938)

Total assets	$71,314	25,286	825,268	3,831,471	356,709	(83,884)	5,026,164

					BankAtlantic	Unallocated
					Bancorp	Amounts
	BFC	Real Estate	Bluegreen		Parent	and	Segment
2010	Activities	Operations	Resorts	BankAtlantic	Company	Eliminations	Total
	(As Revised)	(As Revised)	(As Revised)			(As Revised)	(As Revised)
Revenues:
Sales of VOIs and real estate	$—	2,455	59,955	—	—	—	62,410
Other resorts revenue	—	—	16,423	—	—	—	16,423
Other real estate revenues	482	297	12,130	—	—	(17)	12,892
Interest income	—	—	—	43,271	81	23,975	67,327
Financial Services — non-interest income	—	—	—	26,271	274	(501)	26,044

Total revenues	482	2,752	88,508	69,542	355	23,457	185,096

Costs and Expenses:
Cost of sale of VOIs and real estate	—	2,175	8,423	—	—	—	10,598
Cost of sales of other resort operations	—	—	11,452	—	—	—	11,452
Interest expense	1,643	3,150	—	6,263	3,660	15,467	30,183
Provision for loan losses	—	—	—	43,634	4,919	—	48,553
Selling, general and administrative	7,141	1,802	39,194	—	—	9,473	57,610
Other expenses	—	—	—	59,515	3,393	(647)	62,261

Total costs and expenses	8,784	7,127	59,069	109,412	11,972	24,293	220,657

Loss on settlement of investment in subsidiary	(1,135)	—	—	—	—	—	(1,135)
Earnings in earnings from unconsolidated affiliates	4	—	—	—	237	35	276
Other income	1,772	708	—	—	—	(1,281)	1,199

(Loss) income from continuing operations before income taxes	(7,661)	(3,667)	29,439	(39,870)	(11,380)	(2,082)	(35,221)
Less: Provision (benefit) for income taxes	(5,379)	—	—	—	—	9,920	4,541

(Loss) income from continuing operations	(2,282)	(3,667)	29,439	(39,870)	(11,380)	(12,002)	(39,762)
Loss from discontinued operations	—	2,714	—	—	—	(3,749)	(1,035)

Net (loss) income	$(2,282)	(953)	29,439	(39,870)	(11,380)	(15,751)	(40,797)

Less: Net loss attributable to noncontrolling interests						(25,219)	(25,219)

Net loss attributable to BFC						$9,468	(15,578)

Total assets	$110,122	180,634	905,339	4,611,282	401,842	(52,759)	6,156,460

The tables below set forth the Company’s segment information as of and for the six months ended June 30, 2011 and 2010 (in thousands):

					BankAtlantic	Unallocated
					Bancorp	Amounts
	BFC	Real Estate	Bluegreen		Parent	and	Segment
2011	Activities	Operations	Resorts	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of VOIs and real estate	$—	—	81,678	—	—	—	81,678
Other resort revenue	—	—	34,487	—	—	—	34,487
Other revenues	570	(17)	29,072	—	—	17	29,642
Interest income	—	—	—	76,642	149	45,249	122,040
Financial Services — non-interest income	—	—	—	82,987	(974)	(811)	81,202

Total revenues	570	(17)	145,237	159,629	(825)	44,455	349,049

Costs and Expenses:
Cost of sale of VOIs and real estate	—	—	13,928	—	—	—	13,928
Cost of sales of other resort operations	—	—	25,237	—	—	—	25,237
Interest expense	2,872	2,237	—	8,960	7,638	29,350	51,057
Provision for loan losses	—	—	—	38,027	494	—	38,521
Selling, general and administrative	10,588	852	72,157	—	—	21,695	105,292
Other expenses	—	—	—	98,044	5,939	(1,241)	102,742

Total costs and expenses	13,460	3,089	111,322	145,031	14,071	49,804	336,777

Gain on settlement of investment in subsidiary	—	11,305	—	—	—	—	11,305
Equity in earnings from unconsolidated affiliates	1,369	—	—	—	813	70	2,252
Other income	2,799	4	—	—	—	(1,822)	981

(Loss) income from continuing operations before income taxes	(8,722)	8,203	33,915	14,598	(14,083)	(7,101)	26,810
Less: Provision (benefit) for income taxes	(196)	—	—	1	—	8,860	8,665

(Loss) income from continuing operations	(8,526)	8,203	33,915	14,597	(14,083)	(15,961)	18,145
Income (loss) from discontinued operations	—	—	—	—	—	(33,454)	(33,454)

Net (loss) income	$(8,526)	8,203	33,915	14,597	(14,083)	(49,415)	(15,309)

Less: Net loss attributable to noncontrolling interests						(5,760)	(5,760)

Net loss attributable to BFC						$(43,655)	(9,549)

						Unallocated
					BankAtlantic	Amounts
	BFC	Real Estate	Bluegreen		Bancorp	and	Segment
	Activities	Operations	Resorts		Parent	Eliminations	Total
2010	(As Revised)	(As Revised)	(As Revised)	BankAtlantic	Company	(As Revised)	(As Revised)
Revenues:
Sales of VOIs and real estate	$—	2,455	84,561	—	—	—	87,016
Other resort revenue	—	—	32,093	—	—	—	32,093
Other real estate revenues	869	934	22,310	—	—	(34)	24,079
Interest income	—	—	—	90,986	159	48,483	139,628
Financial Services — non-interest income	—	—	—	54,528	543	(937)	54,134

Total revenues	869	3,389	138,964	145,514	702	47,512	336,950

Costs and Expenses:
Cost of sale of VOIs and real estate	—	2,175	11,158	—	—	—	13,333
Cost of sales of other resort operations	—	—	23,395	—	—	—	23,395
Interest expense	3,481	6,460	—	14,519	7,223	30,434	62,117
Provision for loan losses	—	—	—	75,668	3,640	—	79,308
Selling, general and administrative	13,628	4,461	68,528	—	—	22,473	109,090
Other expenses	—	—	—	112,236	5,037	(1,002)	116,271

Total costs and expenses	17,109	13,096	103,081	202,423	15,900	51,905	403,514

Loss on settlement of investment in subsidiary	(1,135)	—	—	—	—	—	(1,135)
Earnings in earnings from unconsolidated affiliates	(27)	—	—	—	426	70	469
Other income	3,166	761				(2,290)	1,637

(Loss) income from continuing operations before income taxes	(14,236)	(8,946)	35,883	(56,909)	(14,772)	(6,613)	(65,593)
Less: Provision (benefit) for income taxes	(6,546)	—	—	90	—	10,134	3,678

(Loss) income from continuing operations	(7,690)	(8,946)	35,883	(56,999)	(14,772)	(16,747)	(69,271)
Loss from discontinued operations	—	2,465	—	—	—	(7,091)	(4,626)

Net (loss) income	$(7,690)	(6,481)	35,883	(56,999)	(14,772)	(23,838)	(73,897)

Less: Net loss attributable to noncontrolling interests						(38,539)	(38,539)

Net loss attributable to BFC						$14,701	(35,358)

15. Commitments and Contingencies
BFC
          At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement was $2.0 million (which was shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to an unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment. No amounts are recorded in our financial statements at June 30, 2011 or December 31, 2010 for this joint venture.
          A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida which served as collateral for an approximately $26.0 million loan to the limited liability company. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with its lender, pursuant to which it conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million which is included in earnings from unconsolidated affiliates.
          A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At June 30, 2011 and December 31, 2010, the carrying amount of this investment was approximately $286,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements at June 30, 2011 or December 31, 2010 for the obligations associated with this guarantee based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.
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
Woodbridge
          Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions (the “Chapter 11 Cases”). In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At both June 30, 2011 and December 31, 2010, Woodbridge had $490,000 in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond the previous accrued amount. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of surety bond exposure in connection with demands made by a municipality. Based on claims by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated with the municipality. While Woodbridge did not believe that the municipality had the right to demand payment under the bonds, Woodbridge complied with that request. In August 2010, a motion for summary judgment was entered in Woodbridge’s favor terminating any obligations under the bonds. The municipality has appealed the decision.
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
          See also Note 2 above for a discussion of the pending appraisal rights litigation relating to the merger between BFC and Woodbridge.
Bluegreen
          In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate (including VOIs). Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise. Unless otherwise described below, Bluegreen believes that these claims are routine litigation incidental to its business.
Tennessee Tax Audit
          In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $652,000 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. Bluegreen believes the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The Department of Revenue confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but have taken the position that Bluegreen owed a total of $731,000 in taxes and interest based on the second type of transaction. On August 1, 2011 Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the Department of Revenue.

Destin, Florida Deposit Dispute Lawsuit
          In Case No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc.,in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, during 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Bluegreen maintains its decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and therefore are entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that Bluegreen breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. Bluegreen has filed a notice of appeal with the First District Court of Appeal seeking to appeal the result of the trial court’s decision. In connection with the appeal, the escrow deposit and all accrued interest have been placed in the appropriate Court registry pending the outcome of the appeal.
Inquiry into Consumer Matters by the Office of the Florida Attorney General
          The Office of the Attorney General for the State of Florida (the “AGSF”) has advised Bluegreen that it has accumulated a number of consumer complaints since 2005 against Bluegreen and/or its affiliates related to timeshare sales and marketing, and has requested that Bluegreen propose a resolution on a collective basis of any outstanding complaints. The AGSF has also requested that Bluegreen enter into a written agreement in which to establish a process and timeframe for determining consumer eligibility for relief (including, where applicable, monetary restitution). Bluegreen has determined that many of these complaints were previously addressed and/or resolved. Bluegreen is cooperating with the State and do not believe this matter will have a material effect on our results of operations, financial condition or on our sales and marketing activities in Florida.
          The matters described below relate to the Bluegreen Communities business, which is reported as a discontinued operation.
Mountain Lakes Mineral Rights
          Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010 the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. No information is available as to when the Texas Supreme Court will render a decision on the appeal.
Schawrz, et al. Lawsuit Regarding Community Amenities
          On September 18, 2008, in Case No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, in the United States District Court for the Southern District of Georgia, Brunswick Division, the plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. The plaintiff subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws. On January 25, 2010, the plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons alleged to have been harmed by the alleged activities in a similar manner. No decision has yet been made by the Court as to whether a class will be certified. Bluegreen denies the allegations and intends to vigorously defend the lawsuit.
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
BankAtlantic Bancorp
          Financial instruments with off-balance sheet risk were (in thousands):

	June 30,	December 31,
	2011	2010
Commitments to sell fixed rate residential loans	$3,640	14,408
Commitments to originate loans held for sale	3,128	12,571
Commitments to originate loans held to maturity	13,567	10,693
Commitments to purchase residential loans	5,395	2,590
Commitments to extend credit, including the undisbursed portion of loans in process	353,382	357,730
Standby letters of credit	7,301	9,804
Commercial lines of credit	85,173	77,144
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $6.4 million at June 30, 2011. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $0.9 million at June 30, 2011. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2011 and December 31, 2010 were $35,000 and $34,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
          BankAtlantic Bancorp and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although BankAtlantic Bancorp believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.
          Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of June 30, 2011 are not material to BankAtlantic Bancorp’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.
          A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management of BankAtlantic Bancorp currently estimates the aggregate range of reasonably possible losses as $6.3 million to $18.3 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BankAtlantic Bancorp’s maximum loss exposure.
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
          The following is a description of the ongoing litigation and regulatory matters:
Class action securities litigation
          In October 2007, BankAtlantic Bancorp and current or former officers of BankAtlantic Bancorp were named in a lawsuit which alleged that during the period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint asserted claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and sought unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of BankAtlantic Bancorp’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. The plaintiffs have appealed the Court’s order setting aside the jury verdict.
          In July 2008, BankAtlantic Bancorp, certain officers and Directors were named in a lawsuit which alleged that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic Bancorp’s Commercial Real Estate Loan Portfolio. The Complaint further alleged that BankAtlantic Bancorp’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of BankAtlantic Bancorp. In July 2011, the case was dismissed and the parties exchanged mutual releases and neither the individual defendants nor BankAtlantic Bancorp will make any monetary payments.
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

Office of Thrift Supervision Overdraft Processing Examination
          As previously disclosed, the Office of Thrift Supervision advised BankAtlantic that it had determined that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. On June 2, 2011, the OTS concluded that BankAtlantic engaged in certain deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act and OTS regulations, and requested that BankAtlantic submit a restitution plan for OTS’s consideration. The OTS also advised BankAtlantic that BankAtlantic could be subject to civil money penalties. BankAtlantic believes it has complied with all applicable laws and OTS guidelines and on July 5, 2011, BankAtlantic filed an appeal of the OTS positions. That appeal is now before the OCC which will review the issues under its process and guidelines.
Securities and Exchange Commission Investigation
          BankAtlantic Bancorp has received a notice of investigation from the Securities and Exchange Commission, (“SEC”) Miami Regional Office and subpoenas for information. The subpoenas requested a broad range of documents relating to, among other matters, recent and pending litigation to which BankAtlantic Bancorp is or was a party, certain of BankAtlantic Bancorp’s non-performing, non-accrual and charged-off loans, BankAtlantic Bancorp’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary, and the recent Orders with the OTS entered into by BankAtlantic Bancorp Parent Company and BankAtlantic. Various current and former employees also received subpoenas for documents and testimony.
          The Miami regional office staff of the SEC has indicated that it is recommending that the SEC bring a civil action against BankAtlantic Bancorp alleging that BankAtlantic Bancorp violated certain provisions of federal securities laws, including Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. BankAtlantic Bancorp has also been informed that its chief executive officer received a similar communication. In communications between BankAtlantic Bancorp’s counsel and the Miami regional office staff, BankAtlantic Bancorp has learned that the basis for the recommended actions were many of the same arguments brought in the private class action securities litigation recently concluded at the district court level in favor of BankAtlantic Bancorp and the individual defendants. In addition, the Miami regional office staff raised issues relating to the classification and valuation of certain loans included in BankAtlantic Bancorp’s financial information for the last quarter of 2007 and in its annual report on Form 10-K for the 2007 fiscal year. BankAtlantic Bancorp and its CEO responded to the issues raised by the Miami regional office staff in June 2011. If litigation is brought, the SEC may seek remedies including an injunction against future violations of federal securities laws, civil money penalties and an officer and director bar. BankAtlantic Bancorp believes that it has fulfilled all of its obligations under securities laws and, if such actions are brought by the SEC against BankAtlantic Bancorp and/or any of its officers, such actions would be vigorously defended.
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
          BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of the decline in real estate values in residential housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At June 30, 2011, BankAtlantic’s residential loan portfolio included $454.5 million of interest-only loans, which represents 42.8% of the residential loan portfolio Interest-only residential loans scheduled to become fully amortizing during the six months ended December 31, 2011 and during the year ended December 31, 2012 total $24.7 million and $52.1 million, respectively. If market conditions in the areas where the collateral for BankAtlantic’s residential loans is located do not improve or deteriorate further, or the borrowers are not in a position to make the increased payments due under the terms of their loans, BankAtlantic may be exposed to additional losses in this portfolio.

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
     The following table presents related party transactions relating to the shared service arrangements between BFC, BankAtlantic Bancorp and Bluegreen for the three and six months ended June 30, 2011 and 2010. All amounts were eliminated in consolidation.

			BankAtlantic
		BFC	Bancorp	Bluegreen
For the Three Months Ended June 30, 2011
Shared service income (expense)	(a)	$482	(381)	(101)
Facilities cost and information technology	(b)	$(116)	103	13

For the Three Months Ended June 30, 2010
Shared service income (expense)	(a)	$675	(550)	(125)
Facilities cost and information technology	(b)	$(141)	127	14

For the Six Months Ended June 30, 2011
Shared service income (expense)	(a)	$863	(672)	(191)
Facilities cost and information technology	(b)	$(227)	202	25

For the Six Months Ended June 30, 2010
Shared service income (expense)	(a)	$1,269	(1,042)	(227)
Facilities cost and information technology	(b)	$(280)	253	27

(a)	Pursuant to the terms of shared service agreements, subsidiaries of BFC provide human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Bluegreen. The costs of shared services are allocated based upon the usage of the respective services.

(b)	As part of the shared service arrangement, BFC pays BankAtlantic and Bluegreen for office facilities cost relating to BFC and its shared service operations. BFC also pays BankAtlantic for information technology related services pursuant to a separate agreement. For information technology related services, BFC paid BankAtlantic approximately $36,000 and $45,000 during the three months ended June 30, 2011 and 2010, respectively, and $52,000 and $90,000 during the six months ended June 30, 2011 and 2010, respectively.
          As of June 30, 2011 and December 31, 2010, the Company had cash and cash equivalents accounts at BankAtlantic with balances of approximately $943,000 million and $1.8 million, respectively. These accounts were on the same general terms as deposits made by unaffiliated third parties. The Company recognized nominal interest income in connection with these funds held at BankAtlantic during the three and six month periods ended June 30, 2011 and 2010.
          In June 2010, BankAtlantic Bancorp and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC receives a monthly fee of $12,500 from each of BankAtlantic and BankAtlantic Bancorp and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, BFC will receive a fee equal to 1% of the net value recovered. During each of the three months ended June 30, 2011 and 2010, BFC recognized an aggregate of $0.2 million of real estate advisory service fees under this agreement. Real estate advisory service fees during the six months ended June 30, 2011 and 2010 were approximately $0.3 million and $0.2 million, respectively.

          During the six months ended June 30, 2011 and 2010, Bluegreen reimbursed the Company approximately $0.1 million and $0.7 million, respectively, for certain expenses incurred in assisting Bluegreen in its efforts to explore potential additional sources of liquidity. Additionally, during the six months ended June 30, 2011 and 2010, Bluegreen paid Snapper Creek, a subsidiary of the Company, approximately $0.4 million and $0.9 million, respectively, in consideration for its provision of a variety of management advisory services. We also have an agreement with Bluegreen relating to the maintenance of different independent registered public accounting firms. During the six months ended June 30, 2011, Bluegreen reimbursed us for $0.5 million of fees related to certain procedures performed by our independent registered public accounting firm, at Bluegreen as part of its 2010 audit of our financial statements.
          In 2009, Bluegreen entered into a land lease with Benihana, which constructed and operates a restaurant at one of Bluegreen’s resort properties. Bluegreen receives lease payments from Benihana of approximately $0.1 million annually.
          BankAtlantic Bancorp in prior periods issued options to acquire shares of BankAtlantic Bancorp’s Class A Common Stock to employees of BFC. Additionally, employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp also issues options and restricted stock awards to BFC employees that perform services for BankAtlantic Bancorp. Expenses relating to all options and restricted stock awards granted by BankAtlantic Bancorp to BFC employees was approximately $16,000 and $32,000 for the three and six months ended June 30, 2011, respectively, and $25,000 and $46,000 during the three and six months ended June 30, 2010, respectively.
          Outstanding options to purchase BankAtlantic Bancorp stock and non-vested restricted BankAtlantic Bancorp stock held by BFC employees consisted of the following as of June 30, 2011:

	BankAtlantic Bancorp
	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	35,003	$62.21
Non-vested restricted stock	56,250	—
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

17. Earnings (Loss) Per Common Share
     The following table presents the computation of basic and diluted loss per common share attributable to the Company (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(As Revised)		(As Revised)
Basic earnings (loss) per common share Numerator:
Income (loss) from continuing operations	$30,043	(39,762)	18,145	(69,271)
Less: Noncontrolling interests income (loss) from continuing operations	19,807	(23,419)	10,298	(35,135)

Income (loss) attributable to BFC	10,236	(16,343)	7,847	(34,136)
Preferred stock dividends	(187)	(187)	(375)	(375)

Income (loss) from continuing operations attributable to BFC	10,049	(16,530)	7,472	(34,511)

Loss from discontinued operations	(33,026)	(1,035)	(33,454)	(4,626)
Less: Noncontrolling interests loss from discontinued operations	(15,852)	(1,800)	(16,058)	(3,404)

(Loss) income from discontinued operations attributable to BFC	(17,174)	765	(17,396)	(1,222)

Net loss allocable to common shareholders	$(7,125)	(15,765)	(9,924)	(35,733)

Denominator:
Basic weighted average number of common shares outstanding	75,381	75,379	75,381	75,378

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.13	(0.22)	0.10	(0.46)
(Loss) earnings per share from discontinued operations	(0.23)	0.01	(0.23)	(0.02)

Basic loss per share	$(0.10)	(0.21)	(0.13)	(0.48)

Diluted earnings (loss) per common share:
Numerator:
Income (loss) allocable to common stock	$10,049	(16,530)	7,472	(34,511)
(Loss) income from discontinued operations allocable to common stock	(17,174)	765	(17,396)	(1,222)

Net loss allocable to common stock	$(7,125)	(15,765)	(9,924)	(35,733)

Denominator
Diluted weighted average number of common shares outstanding	75,381	75,379	75,381	75,378

Diluted (loss) earnings per share
Earnings (loss) per share from continuing operations	$0.13	(0.22)	0.10	(0.46)
(Loss) earnings per share from discontinued operations	(0.23)	0.01	(0.23)	(0.02)

Diluted loss per share	$(0.10)	(0.21)	(0.13)	(0.48)

          During each of the three and six months ended June 30, 2011options to acquire 2,297,858 shares of Class A Common Stock were anti-dilutive and not included in the calculation of diluted earnings (loss) per share. During each of the three and six months ended June 30, 2010, options to acquire 2,494,779 shares of Class A Common Stock were anti-dilutive and not included in the calculation of diluted earnings (loss) per share.

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
          BFC’s parent company unaudited condensed statements of financial condition at June 30, 2011 and December 31, 2010, unaudited condensed statements of operations for the three and six month periods ended June 30, 2011 and 2010 and unaudited condensed statements of cash flows for the six months ended June 30, 2011 and 2010 are shown below:
Parent Company Condensed Statements of Financial Condition
(In thousands)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$3,997	4,958
Securities available for sale	16,613	38,829
Investment in Woodbridge Holdings, LLC	108,037	115,999
Investment in BankAtlantic Bancorp, Inc.	10,132	2,377
Investment in and advances in other subsidiaries	1,770	113
Notes receivable due from Woodbridge Holdings, LLC	7,254	2,012
Other assets	1,958	1,444

Total assets	$149,761	165,732

LIABILITIES AND EQUITY
Advances from wholly owned subsidiaries	$947	942
Other liabilities	10,894	10,889

Total liabilities	11,841	11,831

Redeemable 5% Cumulative Preferred Stock	11,029	11,029

Shareholders’ equity	126,891	142,872

Total liabilities and Equity	$149,761	165,732

Parent Company Condensed Statements of Operations
(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
		(As Revised)		(As Revised)
Revenues	$696	542	1,113	805
Expenses	1,940	2,632	3,520	4,546

(Loss) before earnings (loss) from subsidiaries	(1,244)	(2,090)	(2,407)	(3,741)
Equity in earnings (loss) in Woodbridge Holdings, LLC	785	4,738	8,341	(4,104)
Equity in earnings (loss) in BankAtlantic Bancorp	10,748	(19,237)	420	(27,033)
Equity in (loss) earnings in other subsidiaries	(53)	316	1,493	(157)

Income (loss) before income taxes	10,236	(16,273)	7,847	(35,035)
Provision (benefit) for income taxes	—	70	—	(899)

Income (loss) from continuing operations	10,236	(16,343)	7,847	(34,136)
Equity in earnings (loss) in subsidiaries’ discontinued operations	(17,174)	765	(17,396)	(1,222)

Net loss	(6,938)	(15,578)	(9,549)	(35,358)
5% Preferred Stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(7,125)	(15,765)	(9,924)	(35,733)

Parent Company Statements of Cash Flow
(In thousands)

	For the Six Months
	Ended June 30,
	2011	2010
		(As Revised)
Operating Activities:
Net cash used in operating activities	$(8,241)	(4,416)

Investing Activities:
Proceeds from the sale of securities available for sale	8,405	2,499
Proceeds from maturities of securities available for sale	19,093	11,546
Distribution from subsidiaries	91	45,085
Purchase of securities	(9,934)	(35,011)
Acquisition of BankAtlantic Bancorp Class A shares	(10,000)	(7,046)
Increase in notes receivable	—	(7,954)

Net cash provided by investing activities	7,655	9,119

Financing Activities:
Proceeds from issuance of Common Stock upon exercise of stock option	—	2
Preferred stock dividends paid	(375)	(375)

Net cash used in financing activities	(375)	(373)

(Decrease) increase in cash and cash equivalents	(961)	4,330
Cash at beginning of period	4,958	1,308

Cash at end of period	$3,997	5,638

Supplementary disclosure of non-cash investing and financing activities
(Decrease) increase in accumulated other comprehensive income, net of income taxes	$(5,287)	1,263
Net increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	1,088	1,249
Net decrease in shareholders’ equity resulting from cumulative effect of change in accounting principle	—	(1,496)
          At June 30, 2011 and December 31, 2010, securities available for sale included readily marketable securities, as well as our investment in Benihana’s Convertible Preferred Stock and Common Stock. See Note 6 for additional information about our Benihana investments.
          Approximately $4.7 million of the amounts set forth as other liabilities at each of June 30, 2011 and December 31, 2010 represents amounts due in connection with the settlement of a class action litigation that arose in connection with exchange transactions that BFC entered into in 1989 and 1991. BFC is required to repay this obligation as settlement holders submit their claims to BFC.
19. Litigation
          There have been no material changes in the legal proceedings to which BFC and its wholly owned subsidiaries (including Woodbridge and its subsidiaries) are subject from those previously disclosed in Note 37 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Note 20 to our unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for quarter ended March 31, 2011. See Note 15 in this report for information relating to BankAtlantic Bancorp’s and Bluegreen’s material claims or proceedings.
20. New Accounting Pronouncements
          Accounting Standards Update (ASU) Number 2011-05 — Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; requires the consecutive presentation of the statement of net income and other comprehensive income; and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The effective date of ASU 2011-05 is for the first interim period beginning after December 15, 2011, and must be applied retrospectively. We believe that the adoption of this guidance will not impact the Company’s financial statements, as ASU 2011-05 only requires enhanced disclosure.
          ASU Number 2011-04 — Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in

ASU 2011-04 clarify the FASB’s intent regarding the highest and best use valuation premise and also provide guidance on measuring the fair value of an instrument classified in shareholders’ equity, the treatment of premiums and discounts in fair value measurement and measuring fair value of financial instruments that are managed within a portfolio. ASU 2011-04 also expands the disclosure requirements related to fair value measurements, including a requirement to disclose valuation processes and sensitivity of the fair value measurement to changes in unobservable inputs for fair value measurements categorized within Level 3 of the fair value hierarchy and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The effective date of ASU 2011-04 is for the first interim period beginning after December 15, 2011, and early application is not permitted. The Company is evaluating the expected impact of the adoption of ASU 2011-04 on the Company’s financial statements.
     ASU Number 2011-02 — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02"). During April 2011, the FASB issued ASU 2011-02 which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (a “TDR”). ASU 2011-02 responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. The main provision of ASU 2011-02 will require a creditor to separately conclude whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties, in order to determine if a restructuring constitutes a TDR. Guidance is also provided to assist the creditor in evaluating these two criteria. ASU 2011-02 also clarifies that a creditor is precluded from using the effective interest rate test, as described in the debtors guidance on restructuring payables, when evaluating whether a restructuring constitutes a TDR. ASU 2011-02 will become effective beginning with the quarterly period ending September 30, 2011. Retrospective application is required for any restructurings occurring on or after January 1, 2011 for purposes of identifying and disclosing TDRs. However, an entity should apply prospectively changes in the method used to calculate impairment on receivables. At the same time that we adopt ASU 2011-02, we will be required to disclose any activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings. The adoption of ASU 2011-02 is not expected to have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
Overview
          BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana Inc. (“Benihana”). BFC also holds interests in other investments and subsidiaries, as described herein. As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” and BFC was historically examined and regulated by the Office of Thrift Supervision (“OTS”). However, effective July 21, 2011, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the OTS’ supervisory authority is now held by, and BFC is subject to the supervision of, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).
          As of June 30, 2011, we had total consolidated assets of approximately $5.0 billion and shareholders’ equity attributable to BFC of approximately $126.9 million.
          Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. However, BFC believes that the Company’s and its shareholders’ interests are currently best served by BFC providing strategic support to its existing investments. In furtherance of this strategy, since 2009 the Company has taken several steps, including those described below, which it believes will enhance the Company’s prospects:
•	During the third quarter of 2009, BFC and Woodbridge Holdings Corporation consummated their merger pursuant to which Woodbridge Holdings Corporation merged into Woodbridge Holdings, LLC (“Woodbridge”), a wholly-owned subsidiary of BFC. Woodbridge is the parent company of Core Communities, LLC (“Core” or “Core Communities”) and Carolina Oak Homes, LLC (“Carolina Oak”).

•	In the fourth quarter of 2009, our ownership interest in Bluegreen increased to 52% as a result of the purchase of an additional 23% interest in Bluegreen.

•	We have also increased our investment in BankAtlantic Bancorp through our participation in BankAtlantic Bancorp’s rights offerings to its shareholders during 2009, 2010 and 2011, which in the aggregate increased our economic interest in BankAtlantic Bancorp to 53% and our voting interest in BankAtlantic Bancorp to 75%.

•	We exited the land development business operated by Core Communities and sold substantially all of the associated commercial assets. Through a combination of transactions with Core’s lenders, we realized a reduction in debt of approximately $186 million in 2010 with a further reduction of approximately $27 million anticipated to occur during the fourth quarter of 2011. The Company also eliminated substantially all of the ongoing expenses associated with Core.

•	During April 2011, Woodbridge and Carolina Oak entered into a settlement agreement to resolve the disputes and litigation between them and a note holder relating to an approximately $37.2 million loan which was collateralized by property owned by Carolina Oak. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions.

•	On May 20, 2011 and July 15, 2011, we converted an aggregate of 300,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”) into 595,049 shares of Benihana’s Common Stock. These conversions were effected to facilitate shareholder approval of Benihana’s current proposal to reclassify each share of its Class A Common Stock into one share of its Common Stock, as described below.
          In the future, depending on market conditions and other factors considered by our Board of Directors, we may renew efforts to pursue strategic growth and consider other opportunities that could change our ownership in our affiliates or seek to make investments outside of our existing portfolio. We do not currently have pre-determined parameters as to the industry or structure of any future investment. In furtherance of our goals, we will continue to evaluate various financing transactions that may present themselves, including raising debt or equity as well as other alternative sources of new capital.
          As previously announced, during July 2010, Benihana announced its intention to engage in a formal review of strategic alternatives, including a possible sale of the company. In May 2011, Benihana terminated the possible sale process of the company and approved strategic alternatives, which included a proposal to reclassify each share of Benihana’s Class A Common Stock into one share of Benihana’s Common Stock, thereby eliminating Benihana’s dual-class common stock structure. The above proposal is subject to the approval of Benihana’s stockholders. BFC strongly supports Benihana’s reclassification proposal and BFC intends to vote all shares of Benihana’s stock owned or controlled by it in favor of the reclassification.
          Generally accepted accounting principles (“GAAP”) require that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen and Woodbridge, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At June 30, 2011, we had an approximately 52% ownership and voting interest in Bluegreen and an approximately 53% ownership interest and 75% voting interest in BankAtlantic Bancorp.
          Our business activities currently consist of (i) Real Estate and Other and (ii) Financial Services. Since our acquisition of a controlling interest in Bluegreen during November 2009, we have reported the results of our business activities through six segments. Four of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts and Bluegreen Communities, the two segments through which Bluegreen’s business was historically conducted. Our other two segments — BankAtlantic and BankAtlantic Bancorp Parent Company — relate to our Financial Services business activities and include BankAtlantic Bancorp’s results of operations.
          On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities. In connection with that process, Bluegreen’s Board of Directors made a determination during June 2011 to seek to sell Bluegreen Communities or all or substantially all of its assets. As a consequence, it was determined that Bluegreen Communities met the criteria for classification as a discontinued operation and, accordingly, Bluegreen Communities is accounted for as a discontinued operation for all periods in the accompanying consolidated financial statements. Bluegreen recently entered into a non-binding letter of intent with a third party contemplating the sale of Bluegreen Communities, or a similar transaction. However, as of the date of this filing, Bluegreen had not entered into any definitive agreement or agreements with respect to the sale of Bluegreen Communities or its assets, and Bluegreen may not be successful in its efforts to consummate any such sale or sales.
          See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for further information regarding the classification of Bluegreen Communities as a discontinued operation and the results of discontinued operations for the three and six months ended June 30, 2011 and 2010, and Note 14 of the “Notes to Unaudited Consolidated Financial Statements” for additional information about our operating segments.
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
          Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate, resort development and vacation ownership, and restaurant industries, while other factors apply more specifically to us. Risks and uncertainties associated with BFC, including its wholly-owned Woodbridge subsidiary, include, but are not limited to:
•	BFC has negative cash flow and limited sources of cash which may present risks to its ongoing operations;

•	risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits;

•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	the risk that creditors of the Company’s subsidiaries or other third parties may seek to recover distributions or dividends made by such subsidiaries or other amounts owed by such subsidiaries from their respective parent companies, including BFC;

•	BFC’s shareholders’ interests may be diluted if additional shares of BFC’s common stock are issued, and BFC’s public company investments may be diluted if BankAtlantic Bancorp, Bluegreen or Benihana issue additional shares of its stock;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	the impact of the recent economic downturn on the Company and the price and liquidity of its common stock and on BFC’s ability to obtain additional capital, including the risk that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations, it may not be possible to issue any such securities on favorable terms, if at all;

•	strategic alternatives being evaluated by entities in which the Company has investments may not ultimately be pursued or consummated or, if consummated, result in the benefits expected to be achieved;

•	the performance of entities in which the Company has made investments may not be profitable or their results as anticipated;

•	BFC is dependent upon dividends from its subsidiaries to fund its operations; BankAtlantic Bancorp is currently prohibited from paying dividends and may not be in a position to pay dividends in the future, whether as a result of such restrictions continuing in the future or otherwise; Bluegreen has historically not paid dividends on its common stock and its ability to pay dividends may be limited by the terms of certain of its indebtedness;

•	Future dividends from Benihana with repect to its Convertible Preferred Stock will be less than historical amounts due to our recent conversion of 300,000 shares of the 800,000 shares of such stock that we owned and may be distributed directly to holders of our preferred stock if we do not pay the required qualifying dividends of such stock, the payment of which currently requires the prior written non-objection of the Federal Reserve Board;

•	the uncertainty regarding the amount of cash that will be required to be paid to Woodbridge shareholders who exercised appraisal rights in connection with Woodbridge’s merger with BFC;

•	the risk that final releases relating to the resolution of certain Woodbridge indebtedness may not be obtained;

•	risks associated with the securities we hold directly or indirectly, including the risk that we may be required to record impairment charges with respect to such securities;

•	the preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on our financial condition and operating results;

•	the risk that the amount of any tax refund that we may receive in the future may be less than expected, or received later than expected;

•	uncertainties regarding legislation relating to the regulation of companies within the financial services industry, including bank holding companies, and the impact of such legislation on our operations and the operations of BankAtlantic Bancorp, as well as the risk that BFC will be required by the Federal Reserve Board to enter into a Cease and Desist Order with respect to its ownership and oversight of BankAtlantic Bancorp;

•	the risks related to litigation and other legal proceedings against BFC and its subsidiaries, including the legal and other professional fees and other costs and expenses of such proceedings, as well as the impact of any finding of liability or damages on our financial condition and operating results; and

•	the Company’s success at managing the risks involved in the foregoing.

          With respect to BankAtlantic Bancorp and BankAtlantic, the risks and uncertainties include, but are not limited to:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services, including the impact of the recent downgrade of the credit rating of obligations of the United States of America, the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment or sustained high unemployment rates on its business generally, BankAtlantic’s regulatory capital ratios, the ability of its borrowers to service their obligations and its customers to maintain account balances and the value of collateral securing its loans;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic Bancorp’s loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp) of the economy;

•	the risks that loan losses have not peaked and risks of additional charge-offs, impairments and required increases in BankAtlantic Bancorp’s allowance for loan losses associated with the economy;

•	the impact of regulatory proceedings and litigation including but not limited to proceedings and litigation relating to overdraft fees and tax certificates;

•	the risks associated with maintaining compliance with the Cease and Desist Orders entered into by BankAtlantic Bancorp and BankAtlantic, including risks that BankAtlantic will not maintain required capital levels, that compliance will adversely impact operations, and that failing to comply with regulatory mandates will result in the imposition of additional regulatory requirements and/or fines;

•	the risk that changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on BankAtlantic Bancorp’s activities and ability to raise capital;

•	BankAtlantic Bancorp may seek to raise additional capital and such capital may be highly dilutive to BankAtlantic Bancorp’s shareholders, including BFC, or may not be available;

•	the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets; and

•	BankAtlantic Bancorp’s success at managing the risks involved in the foregoing.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	the overall state of the economy, interest rates and the availability of financing may affect Bluegreen’s ability to market vacation ownership interests (“VOIs”) and residential homesites;

•	Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if the customers it finances default on their obligations;

•	while Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that its business and profitability will not otherwise continue to depend on its ability to obtain financing, which may not be available on favorable terms, or at all;

•	Bluegreen’s future success depends on its ability to market its products successfully and efficiently;

•	Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including the continued decline in real estate values and the deterioration of real estate sales;

•	Bluegreen may not be successful in increasing or expanding its fee-based services relationships and its fee-based service activities may not be profitable, which may have an adverse impact on its results of operations and financial condition;

•	Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen Resorts does not continue to participate in exchange networks or its customers are not satisfied with the networks in which it participates;

•	Bluegreen’s decision to sell its Bluegreen Communities involves a number of risks, including that it may divert management’s attention from its business activities, result in additional impairment charges and not ultimately lead to Bluegreen consummating a transaction or otherwise realizing improvements in its operating results and financial condition;

•	claims for development-related defects could adversely affect Bluegreen’s financial condition and operating results;

•	the resale market for VOIs could adversely affect Bluegreen’s business;

•	Bluegreen may be adversely affected by federal, state and local laws and regulations and changes in applicable laws and regulations, including the imposition of additional taxes on operations. In addition, results of audits of Bluegreen’s tax returns or those of its subsidiaries may have a material and adverse impact on its financial condition;

•	environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s business;

•	the ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital;

•	Bluegreen is subject to risks related to the litigation and other legal proceedings against Bluegreen and its subsidiaries, including that a finding of liability or damages, as well as the legal and other professional fees and other costs and expenses of such proceedings, may have a material adverse effect on its financial condition and operating results;

•	there are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on Bluegreen operating results and financial condition; and

•	the loss of the services of Bluegreen’s key management and personnel could adversely affect its business.
          In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Bluegreen with the SEC, including those disclosed in the “Risk Factors” section of such reports. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in subsequent periods relate to the determination of the allowance for loan losses, the valuation of real estate and its impairment reserves, evaluation of goodwill and other intangible assets for impairment, the valuation of securities, as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, revenue and cost recognition on percent complete projects, estimated costs to complete construction, the valuation of the fair value of assets and liabilities in the application of the acquisition method of accounting, the amount of deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses and notes receivable; (ii) the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; (iii) the valuation of Bluegreen’s notes receivable which for accounting purposes are treated as having been acquired by BFC; (iv) impairment of long-lived assets including real estate owned and goodwill; (v) the valuation of securities as well as the determination of other-than-temporary declines in value; (vi) accounting for business combinations; (vii) the valuation of real estate; (viii) revenue and cost recognition on percentage-of- completion projects; (ix) estimated cost to complete construction; (x) accounting for deferred tax asset valuation allowance; and (xi) accounting for contingencies. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.
New Accounting Pronouncements
          See Note 20 of the “Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.
Summary of Consolidated Results of Operations
The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(As Revised)		(As Revised)
Real Estate and Other	$6,642	11,488	17,631	2,500
Financial Services	23,401	(51,250)	514	(71,771)

Income (loss) from continuing operations	30,043	(39,762)	18,145	(69,271)
Loss from discontinued operations	(33,026)	(1,035)	(33,454)	(4,626)

Net loss	(2,983)	(40,797)	(15,309)	(73,897)
Less: Net income (loss) attributable to noncontrolling interests	3,955	(25,219)	(5,760)	(38,539)

Net loss attributable to BFC	(6,938)	(15,578)	(9,549)	(35,358)
5% Preferred stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(7,125)	(15,765)	(9,924)	(35,733)

          Consolidated net loss attributable to BFC for the three and six months ended June 30, 2011 was $6.9 million and $9.5 million, respectively, compared with a net loss of $15.6 million and $35.4 million, respectively, for the same periods in 2010. The results of discontinued operations related to Bluegreen Communities and, for the 2010 periods, two of Core Communities’ commercial leasing projects. See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for further information regarding discontinued operations.
          The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Preferred Stock.
          The results of our operating business segments and other information on each segment are discussed below in BFC Activities, Real Estate Operations, Bluegreen Resorts, BankAtlantic and BankAtlantic Bancorp Parent Company.

          Revisions to Consolidated Financial Statements — On November 16, 2009, we purchased an additional 7.4 million shares of Bluegreen’s common stock. This share purchase increased our ownership interest in Bluegreen to approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding common stock. Accordingly, we are deemed to have a controlling interest in Bluegreen and, under GAAP, Bluegreen’s results are consolidated in our financial statements. The Company accounted for the acquisition of a controlling interest in Bluegreen in accordance with the accounting guidance for business combinations, pursuant to which we were required to evaluate the fair value of Bluegreen’s assets and liabilities as of the acquisition date. As previously disclosed, the allocation of the purchase price was based on preliminary estimates of the fair value of Bluegreen’s inventory and contracts, and was subject to change within the measurement period as valuations were finalized. Additionally, any offset relating to amortization/accretion was also retrospectively adjusted in the appropriate periods. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, during the fourth quarter of 2010, the Company finalized its valuations and adjusted the preliminary values assigned to the assets and liabilities of Bluegreen in order to reflect additional information obtained since the November 16, 2009 share acquisition date. These changes resulted in the following adjustments at December 31, 2009: a decrease in real estate inventory of approximately $6.9 million; an increase in other assets of approximately $3.5 million; an increase in other liabilities of approximately $4.1 million; and a decrease in deferred income taxes of approximately $7.1 million. Such adjustments resulted in a decrease to the “bargain purchase gain” related to the share acquisition for the year ended December 31, 2009 from $183.1 million to $182.8 million. The Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2010 were revised to reflect the impact of the amortization/accretion associated with the above adjustments which resulted in a decrease to the net loss for the three and six months ended June 30, 2010 of approximately $188,000 and $276,000, respectively, compared to the previously reported amounts.
          Additionally, during the fourth quarter of 2010, management identified certain errors in its previously reported financial statements for 2010 and 2009. Because these errors were not material to the Company’s financial statements for 2010 or 2009, individually or in the aggregate, the Company revised its previously reported 2010 first, second and third quarter financial statements and its 2009 annual financial statements. These adjustments related to the following: the recognition of interest income associated with the notes receivable which for accounting purposes are treated as having been acquired by BFC in accordance with the accounting guidance Loans and Debt Securities with Deteriorated Credit Quality; an adjustment to the provision for loan losses for these notes receivable;; interest expense recognition for notes payable of certain defaulted debt at Woodbridge’s subsidiaries, Core Communities, LLC (“Core” or “Core Communities”) and Carolina Oak Homes, LLC (“Carolina Oak”), at the defaulted interest rate, where the stated interest rate was previously used; the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income; and an adjustment to deferred taxes related to an impairment to real estate inventory which was reflected after November 16, 2009 and accounted for as a temporary difference, which should have been included in the determination of deferred taxes at the acquisition date, as part of the Bluegreen purchase price allocation.
          The Company’s financial statements for the three and six months ended June 30, 2010 contained herein reflect the adjustments and revisions described above. The Company will present the impact of these adjustments and revisions for the three and nine months ended September 30, 2010 in its Quarterly Report on Form 10-Q for the quarter ending September 30, 2011, in which they will be disclosed as comparable periods. The quarterly period adjustments and revisions were previously disclosed in Note 40 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and, with respect to the adjustments for the quarter ended March 31, 2011, in the Company’s Quarterly Report on Form 10-Q relating to such quarter.

Consolidated Financial Condition
Consolidated Assets and Liabilities
          Total assets at June 30, 2011 and December 31, 2010 were $5.0 billion and $5.8 billion, respectively. The significant asset reduction resulted primarily from the sale of BankAtlantic’s Tampa branches and the related assumption of deposits by the purchaser and from the repayment of wholesale borrowings at BankAtlantic. Total assets were also reduced at BankAtlantic Bancorp as part of efforts to achieve higher capital requirements required by the Bank Order by June 30, 2011. The primary changes in components of total assets are summarized below:
•	an increase in cash and cash equivalents primarily due to BankAtlantic Bancorp’s higher non-interest cash balances at the FHLB;

•	a decrease in interest-bearing deposits in other banks primarily reflecting cash outflows as part of the sale of BankAtlantic’s Tampa branches;

•	a decrease in securities available for sale reflecting BankAtlantic Bancorp’s receipts of repayments of short-term agency and municipal securities as well as mortgage-backed securities repayments;

•	a decrease in BankAtlantic Bancorp’s tax certificate balances primarily relating to redemptions, partially offset by $11.0 million of Florida tax certificate purchases;

•	a decline in FHLB stock balances resulting from redemptions relating to the repayment of FHLB advances;

•	an increase in BankAtlantic Bancorp’s loans held for sale primarily associated with the transfer of non-performing residential loans to held for sale;

•	a decrease in BankAtlantic Bancorp’s loans receivable balances associated with $54.4 million of net-charge-offs, $25.0 million of loans transferred to real estate owned, $27.8 million of loan sales, and repayments of loans in the ordinary course of business;

•	a decrease in BankAtlantic Bancorp’s accrued interest receivables resulting primarily from lower loan and tax certificate balances; and

•	a reduction in assets held for sale resulted from the sale of BankAtlantic’s Tampa branches to PNC. The decrease in total assets also includes a $52.7 million decrease in the carrying value of the assets related to Bluegreen Communities to write down the assets to their estimated fair value less cost to sell. As discussed elsewhere in this report, Bluegreen Communities met the criteria for classification as discontinued operations. Accordingly, the operating results of Bluegreen Communities are included in discontinued operations in the consolidated statements of operations, and the majority of the assets related to Bluegreen Communities are presented separately on the Consolidated Statements of Financial Condition as “assets held for sale from discontinued operations”;
          Total liabilities at June 30, 2011 and December 31, 2010 were $4.8 billion and $5.6 billion, respectively. The primary changes in components of total liabilities are summarized below:
•	a decrease in BankAtlantic’s interest bearing deposit account balances associated with the prepayment of $110 million of institutional and public fund time deposits;

•	an increase in BankAtlantic’s non-interest bearing deposits due primarily to higher average balances per customer account and the transfer of $12.2 million of customer reverse repurchase agreements to non-interest bearing deposits;

•	a decrease in deposits held for sale associated with the sale of BankAtlantic’s Tampa branches;

•	lower FHLB advances and short term borrowings at BankAtlantic due to repayments;

•	a decrease of $11.3 million in the deferred gain on debt settlement which was recognized into income upon Core receiving a general release of liability during the three months ended March 31, 2011;

•	an increase in the deferred gain on debt settlement of $29.9 million at June 30, 2011 related to the debt settlement of Carolina Oak, which will be recognized into income at the earlier of the conclusion of the related foreclosure proceeding or April 24, 2012; and

•	an increase in BankAtlantic Bancorp’s junior subordinated debentures liability due to interest deferrals.

BFC Activities
BFC Activities
          The BFC Activities segment consists of BFC operations, dividends from our investment in Benihana’s Convertible Preferred Stock, and other operations of Woodbridge. BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides human resources, risk management, investor relations and executive office administration services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc (“BFC/CCC”). Woodbridge’s other operations include the activities of Pizza Fusion Holdings, Inc. (“Pizza Fusion”) and Snapper Creek Equity Management, LLC, as well as certain other investments.
          The discussion that follows reflects the operations and related matters of BFC Activities (in thousands).

	For the Three Months Ended		Change	For the Six Months Ended		Change
	June 30,		2011 vs.	June 30,		2011 vs.
	2011	2010	2010	2011	2010	2010
Revenues
Other revenues	$299	482	(183)	570	869	(299)

	299	482	(183)	570	869	(299)

Cost and Expenses
Interest expense	1,511	1,643	(132)	2,872	3,481	(609)
Selling, general and administrative expenses	5,212	7,141	(1,929)	10,588	13,628	(3,040)

	6,723	8,784	(2,061)	13,460	17,109	(3,649)
Loss on settlement of investment in subsidiary	—	(1,135)	1,135	—	(1,135)	1,135
Equity in earnings (loss) from unconsolidated affiliates	8	4	4	1,369	(27)	1,396
Other income	1,481	1,772	(291)	2,799	3,166	(367)

(Loss) income from continuing operations before income taxes	(4,935)	(7,661)	2,726	(8,722)	(14,236)	5,514
Less: Benefit for income taxes	(52)	(5,379)	5,327	(196)	(6,546)	6,350

Net loss	$(4,883)	(2,282)	(2,601)	(8,526)	(7,690)	(836)

          Other revenues for the three and six months ended June 30, 2011 and 2010 are related to franchise revenues generated by Pizza Fusion.
          The decrease in interest expense primarily resulted from lower interest rates. No interest was capitalized during the three or six months ended June 30, 2011 or 2010.
          The decrease in general and administrative expenses of approximately $1.9 million and $3.0 million during the three and six months ended June 30 2011, respectively, compared to the same periods in 2010 was primarily due to a decline in employee compensation and benefits, which primarily resulted from workforce reductions and lower bonuses. Additional declines in general and administrative expenses were due to lower franchise and contract fees due to Pizza Fusion store closures. This was offset in part by higher legal fees and professional fees incurred in 2011.
          The increase in equity in earnings from unconsolidated affiliates of approximately $1.4 million during the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the recognition of the negative basis of an investment in BFC/CCC’s wholly-owned subsidiary of approximately $1.3 million. BFC/CCC’s wholly-owned subsidiary had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida which served as collateral for an approximately $26.0 million loan to the limited liability company. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with its lender, pursuant to which it has conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million.

BFC Activities
          The increase in income tax benefit during the second quarter of 2010 was due to the recognition of a tax benefit of approximately $5.4 million resulting from an expected additional tax refund due to a change in IRS guidance, of which approximately $1.1 million may be payable to the Levitt and Sons’ estate. The $1.1 million was recorded in the (loss) gain on settlement of investment in subsidiary and is subject to change pending a final review of the $5.4 million expected tax refund by the IRS.
2008 Step acquisitions — Purchase Accounting
          During 2008, BFC purchased an aggregate of 723,848 shares of BankAtlantic Bancorp’s Class A Common Stock on the open market. The shares purchased were accounted for as step acquisitions under the purchase method of accounting then in effect. Accordingly, the assets and liabilities acquired were revalued to reflect market values at the date of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other effects of purchase accounting decreased our consolidated net loss for the three and six months ended June 30, 2011 by approximately $356,000 and $516,000, respectively. The net impact also decreased our consolidated net loss for the three months ended June 30, 2010 by approximately $23,000 and increased our consolidated net loss for the six months ended June 30, 2010 by approximately $62,000.
BFC Activities- Liquidity and Capital Resources
          As of June 30, 2011 and December 31, 2010, we had cash, cash equivalents and short-term investments totaling approximately $7 million and $29 million, respectively. The decrease in cash, cash equivalents and short-term investments was due to the purchase of 13.3 million shares of BankAtlantic Bancorp’s Class A Common Stock in BankAtlantic Bancorp’s 2011 rights offering for approximately $10 million, as described below, BFC’s operating and general and administrative expenses of approximately $6.4 million, junior subordinated debentures interest payments of approximately $2.6 million and $2.5 million payment to the note holder in connection with a settlement agreement, as discussed below.
          Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash, including tax refunds received as a result of tax law changes, short-term investments, and dividends from Benihana on our holdings of its convertible preferred stock. In addition, dividends we receive from Benihana in the future will be less than historical amounts due to our conversion of an aggregate of 300,000 shares out of a total of 800,000 shares of Benihana’s convertible preferred stock during May and July 2011. However, the holders of our preferred stock may have the right to receive such dividends from Benihana in our place if the Federal Reserve Board does not consent to our payment of dividends on our preferred stock or we otherwise fail to satisfy such obligation. W also expect to receive an additional $7.5 million tax refund, net of amounts payable under the settlement agreement related to the bankruptcy filing of Levitt and Sons LLC and substantially all of its subsidiaries, as discussed in Note 15 of the “Notes to Unaudited Consolidated Financial Statements.”
          We expect to use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the years ended December 31, 2010 or 2009, or during the six months ended June 30, 2011.
          During June 2011, BFC acquired an aggregate of 13.3 million shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscriptions rights granted to it in BankAtlantic Bancorp’s rights offering (the “2011 Rights Offering”). The aggregate purchase price for the 13.3 million shares purchased was $10.0 million. The shares acquired in the 2011 Rights Offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 53% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 75%.

BFC Activities
          Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp. BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock without first receiving the written non-objection of the OTS. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. While BankAtlantic Bancorp can end the deferral period at any time, BankAtlantic Bancorp has indicated that it anticipates that it may continue to defer such interest payments for the foreseeable future. Furthermore, BFC has not received cash dividends from Bluegreen and does not expect to receive cash dividends from Bluegreen in the foreseeable future. Certain of Bluegreen’s credit facilities contain terms which may limit the payment of cash dividends, and Bluegreen may only pay dividends as declared by its Board of Directors, a majority of whom are independent directors under the listing standards of the New York Stock Exchange.
          We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including tax refunds and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also, subject to the receipt of any regulatory approval or non-objection, seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, the issuance of equity and/or debt securities or through the sale of assets. However, these alternatives may not be available to us on attractive terms, or at all.
          BFC, on a parent company only basis, had previously committed that it would not, without the prior written non-objection of the OTS, (i) incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt, except as contemplated by BFC’s business plan or in connection with BankAtlantic’s compliance requirements applicable to it; (ii) declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter or (iii) enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices. On June 30, 2011, the OTS advised BFC that it was not permitted to (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity, or (ii) make dividend payments on its preferred stock, in each case without the prior written non-objection of the OTS. On July 21, 2011, BFC made a formal request to the Federal Reserve Board, which now has the supervisory authority previously held by the OTS, for non-objection to the payment of the dividend on its outstanding preferred stock.
          On September 21, 2009, BFC and Woodbridge consummated their merger pursuant to which Woodbridge merged with BFC. In connection with the merger, Dissenting Holders who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock have exercised their appraisal rights and are entitled to receive an amount equal to the fair value of their shares calculated in accordance with Florida law. The Dissenting Holders have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. In December 2009, the Company recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. There is no assurance as to the amount of cash that will be required to be paid to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
          During 2004, the Company purchased 800,000 shares of Benihana Convertible Preferred Stock (“Convertible Preferred Stock”) for $25.00 per share. The Convertible Preferred Stock is convertible into Benihana’s Common Stock at a conversion price of $12.67 per share of Convertible Preferred Stock, subject to adjustment from time to time upon the occurrence of certain defined events. During May 2011 and July 2011, we converted an aggregate of 300,000 shares of Convertible Preferred Stock into 595,049 shares of Benihana’s Common Stock. These conversions were effected to facilitate shareholder approval of Benihana’s current proposal to reclassify each share of its Class A Common Stock into one share of its Common Stock. BFC strongly supports Benihana’s reclassification proposal and BFC intends to vote all shares of Benihana’s stock owned or controlled by it in favor of the reclassification. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price of $25 per share ($12.5 million for the remaining 500,000 shares) plus accumulated dividends on July 2, 2014 unless the Company elects to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. The Company receives cumulative quarterly dividends on its shares of Benihana’s Convertible Preferred Stock at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. As a result

BFC Activities
of the conversions, the dividend payments we receive from Benihana on the Convertible Preferred Stock will be less than the amounts we have historically received. Based on the number of currently outstanding shares of Benihana’s capital stock, the 500,000 shares of Convertible Preferred Stock currently held by us, if converted, together with the 595,049 shares of Benihana’s Common Stock currently held by us would represent in the aggregate an approximately 19% voting interest and an approximately 9% economic interest in Benihana.
          On June 21, 2004, the Company sold 15,000 shares of its 5% Preferred Stock to an investor group in a private offering. The Company’s 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices ranging from $1,025 per share for the year 2011 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. Since June 2004, the Company has paid quarterly dividends on the 5% Preferred Stock of $187,500. On December 17, 2008, the Company amended certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The amendment eliminated the right of the holders of the 5% Preferred Stock to convert their shares of Preferred Stock into shares of the Company’s Class A Common Stock. The amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event (i) the Company sells any of its shares of Benihana’s Convertible Preferred Stock, (ii) the Company sells any shares of Benihana’s Common Stock received upon conversion of Benihana’s Convertible Preferred Stock or (iii) Benihana redeems any shares of its Convertible Preferred Stock owned by the Company. Additionally, in the event the Company defaults on its obligation to make dividend payments on its 5% Preferred Stock, the amendment entitles the holders of the 5% Preferred Stock, in place of the Company, to receive directly from Benihana certain payments on the shares of Benihana’s Convertible Preferred Stock owned by the Company or on the shares of Benihana’s Common Stock received by the Company upon conversion of Benihana’s Convertible Preferred Stock. On July 21, 2011, BFC made a formal request to the Federal Reserve Board, which now has the supervisory authority previously held by the OTS, for non-objection to the payment of the dividend on its outstanding preferred stock.
          The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. Woodbridge was the obligor under a $37.2 million loan that was collateralized by the Carolina Oak property. During November 2009, the lender filed an action against Woodbridge and Carolina Oak alleging default under a promissory note and breach of a guaranty related to the loan. During December 2009, the OTS closed the lender and appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. The FDIC subsequently sold the loan to an investor group (sometimes referred to herein as the “note holder”). Effective April 26, 2011, Woodbridge and Carolina Oak entered into a settlement agreement with the note holder to resolve the disputes and litigation between them. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time, agreed to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. At April 26, 2011, the carrying amount of Carolina Oak’s inventory was approximately $10.8 million. In accordance with the applicable accounting guidance, the Company recorded a deferred gain on debt settlement of $29.9 million in its Consolidated Statement of Financial Condition as of June 30, 2011. The deferred gain will be recognized into income at the earlier of the conclusion of a foreclosure proceeding or April 25, 2012.
          During June 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases relating to the voluntary bankruptcy petitions filed by Levitt and Sons and substantially all of its subsidiaries during November 2007. . Pursuant to the Settlement Agreement, as it was subsequently amended, Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against

BFC Activities
Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement, as amended. The Company’s liability related to the Settlement Agreement at each of June 30, 2011 and December 31, 2010 was approximately $11.7 million, representing the portion of tax refund that will likely be required to be shared with the Debtors’ Estate pursuant to the Settlement Agreement. As of June 30, 2011 and December 31, 2010, $8.4 million of such $11.7 million portion of the tax refund to be paid to the Debtors’ Estate was received and placed in an escrow account. The $8.4 million amount is included as restricted cash in the Company’s Consolidated Statements of Financial Condition.
          At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement was $2.0 million (which was shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to an unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment. No amounts are recorded in our financial statements at June 30, 2011 or December 31, 2010 for this joint venture.
          As described above, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. On March 25, 2011, the limited liability company reached a settlement with its lender and conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. As described above, during the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million which is included in equity in earnings from unconsolidated affiliates.
          A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At June 30, 2011 and December 31, 2010, the carrying amount of this investment was approximately $286,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements at June 30, 2011 or December 31, 2010 for the obligations associated with this guarantee based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.

Real Estate
Real Estate Operations Segment
          The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core prior to its liquidation in 2010 and Carolina Oak, which was engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008. The Real Estate Operations segment also includes the operations of Cypress Creek Holdings, which engages in leasing activities. Cypress Creek Holdings did not have any lease contracts in effect during the three or six months ended June 30, 2011.
Real Estate Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
(In thousands)		(Revised)			(Revised)
Revenues:
Sales of real estate	$—	2,455	(2,455)	—	2,455	(2,455)
Other revenues	(34)	297	(331)	(17)	934	(951)

Total revenues	(34)	2,752	(2,786)	(17)	4,432	(3,406)

Costs and expenses:
Cost of sales of real estate	—	2,175	(2,175)	—	2,175	(2,175)
Selling, general and administrative expenses	363	1,802	(1,439)	852	4,461	(3,609)
Interest expense	835	3,150	(2,315)	2,237	6,460	(4,223)

Total costs and expenses	1,198	7,127	(5,929)	3,089	13,096	(10,007)

Gain on settlement of investment in subsidiary	—	—	—	11,305	—	11,305
Interest and other income	4	708	(704)	4	761	(757)

(Loss) income from continuing operations before income taxes	(1,228)	(3,667)	2,439	8,203	(8,946)	17,149
Benefit for income taxes	—	—	—	—	—	—

(Loss) income from continuing operations	(1,228)	(3,667)	2,439	8,203	(8,946)	17,149
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	2,714	(2,714)	—	2,465	(2,465)

Net (loss) income	$(1,228)	(953)	(275)	8,203	(6,481)	14,684

For the Three Months Ended June 30, 2011 Compared to the Same 2010 Period
          During the three months ended June 30, 2010, Core sold approximately 8 acres, which generated revenues of approximately $2.5 million. No sales were effected during the three months ended June 30, 2011. Other revenues recognized for the three months ended June 30, 2010 is comprised of irrigation revenue earned at one of Core’s five subsidiaries whose membership interests were pledged as additional collateral in the debt settlement agreement with one of Core’s lenders.
          Cost of sales of real estate during the three months ended June 30, 2010 was primarily related to the sales of real estate at Core.
          Interest expense decreased to $835,000 in the three months ended June 30, 2011 compared to $3.2 million for the same period in 2010. The decrease was primarily due to the release of approximately $149.5 million of debt as part of Carolina Oak and Core’s settlement agreements with their lenders.
          Selling, general and administrative expenses decreased to $363,000 for the three months ended June 30, 2011 from $1.8 million for the same period in 2010. The decrease was primarily a result of the cessation of operations at Core.

Real Estate
For the Six Months Ended June 30, 2011 Compared to the Same 2010 Period
          During the six months ended June 30, 2010, Core sold approximately 8 acres, which generated revenues of approximately $2.5 million, and cost of sales related to the sale amounted to $2.2 million. No sales were effected during the six months ended June 30, 2011.
          Other revenues recognized for the six months ended June 30, 2010 primarily consisted of rental income from a tenant whose lease agreement expired in March 2010 and irrigation revenue earned at one of Core’s five subsidiaries whose membership interests were pledged as additional collateral in the debt settlement agreement with one of Core’s lenders.
          Selling, general and administrative expenses decreased to $852,000 for the six months ended June 30, 2011 from $4.5 million for the same 2010 period. The decrease was primarily a result of the cessation of operations at Core.
          Interest incurred totaled $2.2 million for the six months ended June 30, 2011 and $6.5 million for the same 2010 period. The decrease was primarily due to the release of approximately $149.5 million of debt as part of Carolina Oak and Core’s settlement agreements with their lenders. No interest was capitalized during the six months ended June 30, 2011 or 2010.
          Income from discontinued operations related to two of Core’s commercial leasing projects, of which $2.6 million related to the gain in connection with the sale of the projects in June 2010. See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for further information.
          Gain on settlement of investment in subsidiary of $11.3 million is attributable to the deconsolidation of five of Core’s subsidiaries, the membership interests in which were transferred to one of Core’s lenders upon settlement of $86.7 million in debt.
Real Estate Operations-Liquidity and Capital Resources
          At June 30, 2011 and December 31, 2010, Core had cash and cash equivalents of $138,000 and $1.0 million, respectively.
          During 2010, demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties were located. In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with its various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which was undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and entered into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefor, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry of the consensual judgments of foreclosure. In accordance with the accounting guidance for consolidation, the Company recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. Core received its general release of liability, and accordingly the deferred gain on settlement of investment in subsidiary was recognized into income during the first quarter of 2011. Approximately $27.2 million of the $113.9 million of mortgage loans described above is collateralized by property in South Carolina which had an estimated carrying value of approximately $19.4 million at June 30, 2011. This property is subject to separate foreclosure proceedings which are expected to occur during the fourth quarter of 2011. While Core was released by the lender from any other claims relating to the loans, the applicable accounting guidance requires that the $27.2 million of debt and associated $19.4 million of collateral remain in Core’s financial statements until the foreclosure proceedings have been completed.

Real Estate
          In December 2010, Core and one of its subsidiaries entered into agreements, including a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings relating to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its rights to the property which served as collateral for the loan as well as certain additional real and personal property. The lender, in turn, released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and, accordingly, a $13.0 million gain on debt extinguishment was recognized in December 2010.
Off Balance Sheet Arrangements and Contractual Obligations
          The following table summarizes our Real Estate and Other contractual obligations (excluding Bluegreen) as of June 30, 2011 (in thousands):

Category (1)	Total	Less than 12 months	13-36 Months	37-60 Months	More than 60 Months
Long Term Debt Obligations(2)	$123,573	27,486	517	10,518	85,052
Operating Lease Obligations	135	45	71	19	—

Total Obligations	$123,708	27,531	588	10,537	85,052

(1)	Long-term debt obligations consist of notes, mortgage notes and bonds payable and junior subordinated debentures. Operating lease obligations consist of lease commitments. The timing of contractual payments for debt obligations assumes the exercise of all extensions available at our sole discretion. Long-term debt obligations and long-term debt obligations include defaulted loans totaling approximately $27.2 million as of June 30, 2011 of which repayment of the outstanding debt was accelerated by the lender and is currently being shown as immediately due and payable in less than 12 months.

(2)	These amounts include scheduled principal payments.
          In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits in accordance with accounting guidance for uncertainty in income taxes, which provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
          Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At June 30, 2011 and December 31, 2010, Woodbridge had $490,000 in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond the previous accrued amount. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of surety bond exposure in connection with demands made by a municipality. Based on claims by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated with the municipality and while Woodbridge did not believe that the municipality had the right to demand payment under the bonds, Woodbridge complied with that request. In August 2010, a motion for summary judgment was entered in Woodbridge’s favor terminating any obligations under the bonds. The municipality has appealed the decision.

Real Estate
Bluegreen
The Company’s consolidated financial statements for the three and six months ended June 30, 2011 and 2010 include the results of operations of Bluegreen Resorts, the operating segment of Bluegreen engaged in the vacation ownership industry. Due to Bluegreen’s Board of Directors recent determination to pursue the sale of Bluegreen Communities or all or substantially all of its assets, the operating results of Bluegreen Communities are presented as discontinued operations for all periods presented. See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for information regarding the results of discontinued operations for the three and six months ended June 30, 2011 and 2010. Bluegreen is a separate public company, and the following discussion is derived from or includes disclosure prepared by Bluegreen’s management and included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. Accordingly, unless noted to the contrary or the context otherwise requires, references to the “Company”, “we”, “us” or “our” in the following discussion are references to Bluegreen and its subsidiaries, and are not references to BFC.
          Bluegreen’s results for the three and six months ended June 30, 2011 reflect its continued focus on fee-based service business and its efforts to achieve selling and marketing efficiencies in its Bluegreen Resorts segment.
During the three months ended June 30, 2011
•	Bluegreen generated “free cash flow” (cash flow from operating and investing activities) of $41.6 million.

•	VOI system-wide sales, which include sales of third-party developer inventory, totaled $79.1 million, and remained consistent with the $79.5 million generated during the three months ended June 30, 2010.

•	Bluegreen’s sales and marketing fee-based service business sold $27.0 million of third-party developer inventory and earned sales and marketing commissions of $18.3 million. Including Bluegreen’s resort management, resort title, construction management and other operations, Bluegreen’s total resort fee-based services revenues were $35.6 million, a 25% increase over the three months ended June 30, 2010.
          Bluegreen believes its fee-based service business enables Bluegreen to leverage its management, sales and marketing, mortgage servicing, title and construction experience to generate recurring revenues from third parties. Bluegreen’s provision of these services requires significantly less capital investment than its traditional vacation ownership business. During the three months ended June 30, 2011 and 2010, Bluegreen sold $27.0 million and $18.2 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $18.3 million and $12.1 million, respectively. Based on an allocation of its selling, marketing and segment general and administrative expenses to these sales, Bluegreen believes it generated approximately $4.6 million and $2.4 million pre-tax profits by providing these sales and marketing fee-based services during the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, Bluegreen sold $43.9 million and $34.0 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $29.1 million and $22.3 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, Bluegreen believes it generated approximately $5.8 million and $3.2 million in pre-tax profits by providing these sales and marketing fee-based services during the six months ended June 30, 2011 and 2010, respectively.
          Additionally, consistent with Bluegreen’s initiatives to improve liquidity, during the three and six months ended June 30, 2011, Bluegreen continued to focus on entering into VOI sales that are paid in cash in full at the time of sale and encouraging larger down payments on financed sales. During the six months ended June 30, 2011, including down payments received on financed sales, 57% of Bluegreen’s VOI sales were paid in cash within approximately 30 days from the contract date. Refer to the Liquidity and Capital Resources section below for additional information.
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

Real Estate
Bluegreen Resorts Financial Results
          The following tables include the financial results of Bluegreen Resorts for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,
	2011		2010
	Amount	Percentage of Sale	Amount	Percentage of Sale
		(dollars in thousands)
			(As Revised)
System-wide sales of VOIs (1)	$79,149		79,485
Changes in sales deferred under timeshare accounting rules	(788)		(4,017)

System-wide sales of VOIs,net (1)	78,361	100%	75,468	100%
Less: Sales of third-party VOIs	(26,951)	-34%	(18,201)	-24%

Gross sales of VOIs	51,410	66%	57,267	76%
Estimated uncollectible VOI notes receivable (2)	(6,066)	-12%	2,688	5%

Sales of VOIs	45,344	58%	59,955	79%
Cost of VOIs sold (3)	6,703	15%	8,423	14%

Gross profit (3)	38,641	85%	51,532	86%
Fee-based sales commission revenue	18,308	23%	12,130	16%
Other fee-based services revenue	17,287	22%	16,423	22%
Cost of other fee-based services	9,231	12%	9,686	13%
Net carrying cost of VOI inventory	2,925	4%	1,766	2%
Selling and marketing expenses	35,018	45%	35,120	47%
Field general and administrative expenses (4)	4,610	6%	4,074	5%

Segment operating profit	$22,452	29%	29,439	39%

	For the Six Months Ended June 30,
	2011		2010
	Amount	Percentage of Sale	Amount	Percentage of Sale
		(dollars in thousands)
			(As Revised)
System-wide sales of VOIs (1)	$137,623		134,757
Changes in sales deferred under timeshare accounting rules	(1,304)		(14,158)

System-wide sales of VOIs,net (1)	136,319	100%	120,599	100%
Less: Sales of third-party VOIs	(43,861)	-32%	(33,955)	-28%

Gross sales of VOIs	92,458	68%	86,644	72%
Estimated uncollectible VOI notes receivable (2)	(10,780)	-12%	(2,083)	-2%

Sales of VOIs	81,678	60%	84,561	70%
Cost of VOIs sold (3)	13,927	17%	11,158	13%

Gross profit (3)	67,751	83%	73,403	87%
Fee-based sales commission revenue	29,072	21%	22,310	18%
Other fee-based services revenue	34,487	25%	32,093	27%
Cost of other fee-based services	18,170	13%	18,078	15%
Net carrying cost of VOI inventory	7,067	5%	5,317	4%
Selling and marketing expenses	63,547	47%	62,503	52%
Field general and administrative expenses (4)	8,611	6%	6,025	5%

Segment operating profit	$33,915	25%	35,883	30%

(1)	Includes sales of VOI’s made on behalf of third parties, which are transacted in the same manner as the sale of Bluegreen’s VOI inventory.

(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs.

(3)	Percentages for cost of VOIs sales and the associated gross profit are calculated as a percentage of sales of VOIs.

Real Estate

(4)	General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totaled $10.3 million and $9.7 million for the three months ended June 30, 2011 and 2010, respectively and $20.8 million and $22.4 million for the six months ended June 30, 2011 and 2010, respectively. See Corporate General and Administrative Expenses below for further details.
Bluegreen Resorts
Bluegreen Resorts — Resort Sales and Marketing
          The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third-party for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with timeshare accounting rules:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2011	2010	2011	2010
Number of sales offices at period end	20	21	20	21
Number of Bluegreen VOI sales transactions	4,505	5,170	8,027	8,647
Number of sales made on behalf of third-parties for a fee	2,054	1,479	3,420	2,796
Total number of VOI sales transactions	6,559	6,649	11,447	11,443
Average sales price per transaction	$12,250	$11,990	$12,189	$11,842
Number of total prospects tours	45,348	44,026	77,632	73,579
Sale-to-tour conversion ratio— total prospects	14.5%	15.1%	14.7%	15.6%
Number of new prospects tours	26,966	26,329	44,766	41,737
Sale-to-tour conversion ratio— new prospects	10.2%	10.5%	10.7%	11.1%
Percentage of sales to owners	57.2%	57.0%	58.1%	59.0%
Sales and Marketing
System-wide sales of VOIs. System-wide sales of VOIs include sales of our VOIs as well as sales of VOIs owned by third parties. The sales of third party VOIs are transacted through the same selling and marketing process we use to sell our VOI inventory. We earn commissions on such sales from third parties. System-wide sales of VOIs during the three months ended June 30, 2011 were $79.1 million and $79.5 million for the same period in 2010. System-wide sales of VOIs were $137.6 million and $134.8 million during the six months ended June 30, 2011 and 2010, respectively. System-wide sales increased 2% during the six months ended June 30, 2011 as compared to the same period in 2010 due to a higher average sales price per transaction realized during the 2011 period.
Sales of VOIs. Sales of VOIs for Bluegreen Resorts were $45.3 and $60.0 million during the three months ended June 30, 2011 and 2010, respectively. Sales of real estate for Bluegreen Resorts were $81.7 million and $84.6 million during the six months ended June 30, 2011 and 2010, respectively. Sales of VOIs represents sales of Bluegreen-owned VOI’s, as adjusted by changes in sales deferred under GAAP, the impact of estimated uncollectible VOI notes receivable on new loan originations, and adjustments, if any, to allowance for loan losses of existing VOI loans, as further described below.
VOI revenue is reduced by Bluegreen’s estimate of future uncollectible VOI notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in its estimates of future note receivable performance for newly originated loans and the future performance of our existing loan portfolio.
Cost of VOIs Sold. Cost of VOIs sold is the cost of Bluegreen VOI inventory which was sold during the period and relieved from inventory. Cost of VOIs sold was $6.7 million and $8.4 million during the three months ended June 30, 2011 and 2010, respectively and represented 15% and 14%, respectively, of sales of VOIs. During the six months ended June 30, 2011 and 2010, cost of VOIs sold was $13.9 million and $11.2 million, respectively and represented 17% and 13%, respectively, of sales of VOIs. Cost of VOIs varies between periods based on the sales volumes, the relative costs of the specific VOIs sold in each respective period and the size of the point package of the VOIs sold.

Real Estate
Fee-Based Sales Commission Revenue. Bluegreen earns commissions for the sales of third-party inventory upon the closing of the respective sales transaction.
During the three months ended June 30, 2011 and 2010, Bluegreen sold $27.0 million and $18.2 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $18.3 million and $12.1 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $4.6 million and $2.4 million in pre-tax profits from these sales and marketing fee-based services during the three months ended June 30, 2011 and 2010, respectively.
During the six months ended June 30, 2011 and 2010, Bluegreen sold $43.9 million and $34.0 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $29.1 million and $22.3 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $5.8 million and $3.2 million in pre-tax profits by providing these sales and marketing fee-based services during the six months ended June 30, 2011 and 2010, respectively.
The increase in the sales of third-party developer inventory is a result of Bluegreen’s strategic expansion of its fee-based service business. Bluegreen anticipates that fee-based services will be a greater portion of Bluegreen’s revenues in the future although Bluegreen’s efforts in this respect may not be successful.
Selling and Marketing Expenses. Selling and marketing expenses for Bluegreen Resorts were $35.0 million and $35.1 million during the three months ended June 30, 2011 and 2010, respectively. As a percentage of system-wide sales, net, selling and marketing expenses decreased to 45% during the three months ended June 30, 2011 from 47% during the three months ended June 30, 2010. Selling and marketing expenses were $63.5 million and $62.5 million during the six months ended June 30, 2011 and 2010, respectively. As a percentage of system-wide sales, net, selling and marketing expenses decreased to 47% during the six months ended June 30, 2011 from 52% during the six months ended June 30, 2010.
The decrease in the sales and marketing expense as a percentage of system-wide sales, net, during the 2011 periods was due to the fluctuations in the mix of marketing programs, reflecting a reduction in the number of sales tours from higher cost programs, as well as an increase in the average sales price per VOI transaction. The average sales price was $12,250 and $11,990, during the three months ended June 30, 2011 and 2010, respectively, and was $12,189 and $11,842, during the six months ended June 30, 2011, and 2010 respectively.
Net Carrying Costs of Developer Inventory. Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory, which is paid to the property owners’ associations that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of its owned VOIs. Accordingly, the net carrying cost of Bluegreen’s unsold inventory fluctuates with the number of VOIs Bluegreen owns and the number of resorts subject to developer subsidy arrangements, as well as proceeds from rental and sampler activity. During the three months ended June 30, 2011 and 2010, the carrying cost of Bluegreen’s inventory was $6.2 million and $5.8 million, respectively, and was partially offset by rental and sampler revenues, net of expenses, of $3.3 million and $4.0 million, respectively. During the six months ended June 30, 2011 and 2010, the carrying cost of Bluegreen’s inventory was $13.0 million and $11.6 million, respectively, and was partially offset by rental and sampler revenues, net of expenses, of $5.9 million and $6.3 million, respectively. The decrease in rental proceeds in the 2011 periods is partially attributable to a higher percentage of Bluegreen’s unsold VOIs being used to house marketing guests.
Field General and Administrative Expenses. Field general and administrative expenses, which represent expenses directly attributable to Bluegreen Resorts operations (and exclude corporate overhead) were $4.6 million and $4.1 million during the three months ended June 30, 2011 and 2010, respectively, and were $8.6 million and $6.0 million during the six months ended June 30, 2011 and 2010, respectively. As a percentage of system-wide sales, net, field general and administrative expenses increased slightly to 6% during the three months ended June 30, 2011from 5% during the six months ended June 30, 2010. As a percentage of system-wide sales, net, field general and administrative expenses increased to 6% during the six months ended June 30, 2011 from 5% during the six months ended June 30, 2010.

Real Estate
Other Fee-Based Services
          The following table sets forth pre-tax profit generated by Bluegreen’s resort management and other services (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Fee-based management services	$7,208	6,651	13,922	12,940
Title Operations	1,099	1,572	2,725	3,043
Other	(251)	(82)	(330)	(96)

Total fee-based service profit	8,056	8,141	16,317	15,887

Other Resort Fee-Based Services Revenue. Bluegreen’s other resort fee-based services revenue consists primarily of fees earned for providing management services and fees earned for providing title services in connection with VOI transactions. Bluegreen provided management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of our resorts. In connection with our management services provided to the Bluegreen Vacation Club, we manage the club reservation system, and provide owner services as well as billing and collections services.
Revenues generated by other resort fee-based services were $17.3 million and $16.4 million during the three months ended June 30, 2011 and 2010, respectively and $34.5 million and $32.1 million during the six months ended June 30, 2011 and 2010, respectively. Revenues related to other resort fee-based services increased in 2011 as we provided services to more VOI owners and managed more timeshare resorts on behalf of property owners’ associations during the 2011 periods. As of June 30, 2011, Bluegreen managed 45timeshare resort properties and hotels compared to 43 as of June 30, 2010. Fees earned from title services decreased in 2011 compared to 2010 as a result of an initiative which was implemented in 2010 to reduce Bluegreen’s processing back-log that had the impact of increasing 2010 revenues.
Bluegreen intends to continue to pursue its efforts to provide resort management and title services to resort developers and others, on a cash-fee basis. While Bluegreen’s efforts to do so may not be successful, we hope that this will become an increasing portion of Bluegreen’s business over time.
Cost of Other Resort Fee-Based Services. Cost of other resort fee-based services was $9.2 million and $8.3 million during the three months ended June 30, 2011 and 2010, respectively. Cost of other fee-based services was $18.2 million and $16.2 million during the six months ended June 30, 2011 and 2010, respectively. The increase in the cost during the 2011periods is due to the additional service volumes described above.
Interest Income and Interest Expense
Notes Receivable Portfolio. As of June 30, 2011 and 2010, Bluegreen’s net interest spread from its notes receivable portfolio included the interest earned on $693.6 million and $616.1 million of VOI notes receivable, respectively, net of interest expense incurred on $515.4 million and $592.5 million of related receivable-backed debt, respectively. The following table details the sources of interest income and related interest expense associated with our notes receivable portfolio (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
VOI notes receivable	$21,810	23,534	44,063	47,609
Other	164	145	344	284

Total interest income	21,974	23,679	44,407	47,893

Interest expense:
Receivable-backed notes payable	9,529	11,990	19,526	23,726

Net interest on notes receivable portfolio	$12,445	11,689	24,881	24,167

Interest Income. Interest income was $22.0 million and $23.7 million during the second quarters of 2011 and

Real Estate
2010, respectively. Interest income was $44.4 million and $47.9 million during the six months ended June 30, 2011 and 2010, respectively. The decrease in interest income during the 2011 periods compared to the same periods of 2010 was a result of the continued decrease in our VOI notes receivable portfolio, which in turn was due to both the maturing of the portfolio as well as our efforts to increase cash sales and collect higher down payments on those VOI sales that we do finance. Bluegreen expects that its notes receivable portfolio will continue to decrease in the near term due to these factors.
Interest Expense. Interest expense on receivable-backed notes payable was $9.5 million and $12.0 million for the second quarters of 2011 and 2010, respectively. Interest expense on receivable-backed notes payable was $19.5 million and $23.7 million for the six months ended June 30, 2011 and 2010, respectively. Our other interest expense, which is primarily comprised of interest on lines of credit and notes payable and on our subordinated debentures, was $4.8 million and $3.4 million during the three months ended June 30, 2011 and 2010, respectively and $10.0 million and $6.7 million during the six months ended June 30, 2011 and 2010, respectively.
Bluegreen’s total interest expense, which includes interest expense on receivable-backed notes payable and interest on lines of credit, notes payable and subordinated debentures, was $14.4 million and $15.4 million for the three months ended June 30, 2011 and 2010, respectively, and $29.5 million and $30.4 million for the six months ended June 30, 2011 and 2010, respectively. Interest expense decreased during the three and six months ended June 30, 2011, compared to the same periods of 2010 due to the lower outstanding average debt balance during the 2011 periods as a result of debt repayments, partially offset by slightly higher average interest rates. Bluegreen’s effective cost of borrowing was 7.6% and 7.3% during the six months ended June 30, 2011 and 2010, respectively.
Mortgage Servicing Operations. Bluegreen’s mortgage servicing operations include processing payments, and collection of notes receivable owned by Bluegreen, as well as on notes receivable owned by third parties. In addition, Bluegreen’s mortgage servicing operations facilitate the monetization of its VOI notes receivable through its various credit facilities, as well as perform monthly reporting activities for Bluegreen’s lenders and receivable investors. The cost of Bluegreen’s mortgage servicing operations was $1.3 million and $1.1 million during the second quarters of 2011 and 2010, respectively. The cost of Bluegreen’s mortgage servicing operations was $2.5 million and $2.4 million during the six months ended June 30, 2011 and 2010, respectively.
Bluegreen earns loan servicing fees from our securitization and securitization-type transactions as well as from providing loan servicing to third-party developers. The loan servicing fees that we earn on our securitization and securitization-type transactions are included as a component of interest income on notes receivable as we consolidate the VIEs that hold the notes receivable and related debt (see Note 9 to our Consolidated Financial Statements). Servicing fee income earned for servicing the loan portfolio of two of Bluegreen’s third-party developers in connection with our fee-based service arrangements was approximately $0.2 million and $0.1 million during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the total amount of notes receivable serviced by Bluegreen under these arrangements was $30.2 million.
Corporate General and Administrative Expenses. Bluegreen’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at Bluegreen’s corporate headquarters to support Bluegreen’s business operations, including accounting, human resources, information technology, treasury, and legal. Overall corporate and general administrative costs may fluctuate between periods for various reasons, including but not limited to the timing of professional services and litigation expenses. In addition, consistent with Bluegreen’s segment reporting treatment, changes in the accrued payroll between reporting periods for the entire company are recorded as corporate general and administrative expense.
Corporate general and administrative expenses were $10.3 million and $9.7 million for the first quarters of 2011 and 2010, respectively. Corporate general and administrative expenses were $20.8 million and $22.4 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in the expenses during the 2011 periods primarily relates to lower litigation costs and lower costs incurred for management consulting services.
Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, our 51%-owned subsidiary, in our consolidated financial statements. The non-controlling interests in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in Bluegreen/Big Cedar Vacations, LLC. Non-controlling interest in income of consolidated subsidiary was $2.0 million and $1.4 million for the three months ended June 30, 2011 and 2010, respectively. Non-controlling interest in income of consolidated subsidiary was $3.7 million and $2.9 million for the six months ended June 30, 2011 and 2010, respectively.

Real Estate
Provision (benefit) for Income Taxes. Bluegreen’s effective income tax rate was approximately 39% and 38.0% during the six months ended June 30, 2011 and 2010, respectively. Bluegreen’s quarterly effective income tax rates are based upon Bluegreen’s current estimated annual rate. Bluegreen’s annual effective income tax rate varies based upon its taxable earnings as well as on its mix of taxable earnings in the various states in which Bluegreen operates.
Discontinued Operations. On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. On June 30, 2011, Bluegreen’s Board of Directors made a determination to seek to sell Bluegreen Communities or substantially all of its assets. As a result of this decision, it was determined that Bluegreen Communities met the criteria for classification as discontinued operations. Accordingly, the operating results of Bluegreen Communities, which had previously been presented as a separate reporting segment, are included in discontinued operations in the consolidated statements of operations (See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for further information). In addition, the majority of the assets related to Bluegreen Communities are presented separately on the consolidated balance sheets as “assets held for sale.” The assets held for sale primarily consist of Bluegreen Communities real estate assets valued on our books at $31.8 million and $83.8 million as of June 30, 2011 and December 31, 2010, respectively. This decrease in the carrying amount of the assets held for sale as of June 30, 2011 as compared to December 31, 2010, primarily related to the $52.4 million non-cash charge described below recorded during the three months ended June 30, 2011 to write down the value of the Bluegreen Communities’ assets in the disposal group to estimated fair value less cost to sell.
     Below are the results of discontinued operations for the three and six months ended June 30, 2011 and June 30, 2010 (in thousands):

	For the Three Months	For the Three Months
	Ended June 30,	Ended June 30,
	2011	2010
Revenue from discontinued operations	$4,170	2,671
Costs of discontinued operations	4,325	6,985
Loss on assets held for sale	52,733	—
Interest expense	772	1,120

Loss from discontinued operations before benefit for income taxes	(53,660)	(5,434)
Benefit for income taxes	20,634	1,685

Loss from discontinued operations	$(33,026)	(3,749)

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2011	2010
Revenue from discontinued operations	$9,893	6,268
Costs of discontinued operations	10,068	15,724
Loss on assets held for sale	52,733	—
Interest expense	1,532	2,288

Loss from discontinued operations before benefit for income taxes	(54,440)	(11,744)
Benefit for income taxes	20,986	4,653

Loss from discontinued operations	$(33,454)	(7,091)

Revenues from discontinued operations, which primarily relate to sales of communities real estate, were $4.2 million and $2.7 million during the three months ended June 30, 2011 and 2010, respectively and $9.9 million and $6.3 million during the six months ended June 30, 2011 and 2010, respectively. The increase in the revenues during the six months ended June 30, 2011 was due to the recognition of previously deferred revenue related to one of our communities in which we substantially completed development during the first quarter of 2011.
Cost of discontinued operations was $4.3 million and $7.0 million for the three months ended June 30, 2011 and 2010, respectively and $10.1 million and $15.7 million for the six months ended June 30, 2011 and 2010, respectively. Cost of discontinued operations primarily consists of cost of sales of real estate, expenses in connection with the operation of two golf courses, selling and marketing expenses, and general and administrative expenses. Cost of discontinued operations during the six months ended June 30, 2010, also includes non-cash impairment charges of approximately $3.3 million to write down certain phases of the completed communities properties to their

Real Estate
fair value less costs to sell, incurred as a result of continued low volume of sales, reduced prices and the impact of reduced sales on the forecasted sellout period of the communities projects.
Loss on assets held for sale during the three and six months ended June 30, 2011, mainly consists of a non-cash charge of $52.4 million to write down the carrying value of the assets held for sale to fair value less cost to sell. See Note 4of the “Notes to Unaudited Consolidated Financial Statements” for further information. Additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of the disposal group are materially different from their estimated fair value.
Discontinued operations also includes interest expense on notes payable which are collateralized by certain Bluegreen Communities inventory and property and equipment assets as such debt is required to be paid in full upon the sale of the related assets. Interest expense was $0.8 million and $1.1 million during the three months ended June 30, 2011 and 2010, respectively. Interest expense was $1.5 million and $2.2 million during the six months ended June 30, 2011 and 2010, respectively. Interest expense decreased during the 2011 periods due to lower debt balances as a result of debt repayments. Bluegreen recently entered into a non-binding letter of intent with a third party contemplating the sale of Bluegreen Communities, or a similar transaction. However, as of the date of this filing, Bluegreen has not entered into a definitive agreement or agreements with respect to the sale of Bluegreen Communities or its assets, and Bluegreen may not be successful in its efforts to consummate any such sale or sales.
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
As a result of initiatives implemented in the fourth quarter of 2008, Bluegreen has in recent years realized higher down payments and a higher percentage of cash sales in connection with VOI sales compared to prior years. During the six months ended June 30, 2011, including down payments received on financed sales, 57% of our VOI sales were paid in cash within approximately 30 days from the contract date.
While the vacation ownership business has historically been capital intensive, Bluegreen principal goals in the current environment has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by i) incentivizing Bluegreen’s sales associates to generate higher percentages of our sales in cash compared to historical levels; ii) maintaining sales volumes that allows Bluegreen to focus on what it believes to be the most efficient marketing channels available to it; iii) minimizing capital and inventory expenditures; and iv) utilizing our sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for Bluegreen.
Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers has been a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in our ability to meet our short and long-term cash needs and Bluegreen has attempted to diversify our sources of such financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Although Bluegreen believes that it currently has adequate completed VOIs in inventory to satisfy our needs for the next several years, and therefore, expect acquisition and development expenditures to remain at current levels in the near term, Bluegreen may decide to acquire or develop more inventory in the future, which would increase its acquisition and development expenditures and may require Bluegreen to incur additional debt.

Real Estate
The challenging credit markets over the past several years have negatively impacted Bluegreen financing activities. While the credit markets appear to be recovering and Bluegreen consummated term securitizations and entered into new financing facilities during 2010 as well as renewed and expanded certain of its facilities during the six months ended June 30, 2011, the number of banks and other finance companies willing to provide “warehouse” lines of credit for timeshare receivables has decreased. As a result, Bluegreen may not be able to renew its existing receivable-backed lines of credit when their current advance periods expire or secure new future financing for our VOI notes receivable on acceptable terms, if at all. In addition, the securitization market has become unavailable for extended periods of time in the past and may become unavailable to Bluegreen in the future.
Further, while Bluegreen may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, such financing may not be available to Bluegreen on favorable terms or at all. If Bluegreen efforts are unsuccessful, its liquidity would be significantly adversely impacted. In light of the current trading price of Bluegreen’s common stock, financing involving the issuance of its common stock or securities convertible into its common stock would be highly dilutive to Bluegreen’s existing shareholders.
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
Credit Facilities
The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of its liquidity as of June 30, 2011. These facilities do not constitute all of Bluegreen’s outstanding indebtedness as of June 30, 2011. Bluegreen’s other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.

Real Estate
Credit Facilities for Bluegreen Receivables with Future Availability
Bluegreen maintains various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of June 30, 2011 (dollars in thousands):

		Outstanding
		Balance		Advance Period	Borrowing Rate;
		as of June 30,	Availability as of	Expiration;	Rate as of June 30,
	Borrowing Limit	2011	June 30, 2011	Borrowing Maturity	2011
BB&T Purchase Facility(1)	$75,000	$11,221	$63,779	December 2011; September 2023	Prime Rate +2.00%(2); 5.25%
Quorum Purchase Facility	20,000	3,183	16,817	December 2011; December 2030	8.00%
NBA Receivables Facility(3)	20,000	19,236	764	October 2011; October 2018(6)	30 day LIBOR+5.25%; 6.75%(4)
2011 Liberty Bank Facility(1)(3)	60,000	5,980	11,833	February 2013; February 2016	Prime Rate +2.25%; 6.50%(5)

	$175,000	$39,620	$93,193

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)	The borrowing rate is subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, subject to a maximum interest rate of the Prime Rate plus 3.5%, once the outstanding balance under the facility equals or exceeds $50.0 million.

(3)	In February 2011, we entered into a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. The availability under the 2011 Liberty Bank Facility is reduced by the amounts outstanding to the extending participants under the 2008 Liberty Bank Facility, as the aggregate amount outstanding to such participants under the 2008 Liberty Bank Facility and the 2011 Liberty Bank Facility at any point in time cannot exceed $60.0 million. The amount outstanding under the 2008 Liberty Bank Facility to the extending participants was $42.2 million as of June 30, 2011.

(4)	Interest charged on this facility is subject to a floor of 6.75%

(5)	Interest charged on this facility is subject to a floor of 6.50%

(6)	In May 2011, the facility was amended to allow us to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility. The unpaid balance related to the initial advance, of which $15.3 million was outstanding as of June 30, 2011, matures on September 30, 2017.The unpaid balance related to all additional advances of which $3.9 million was outstanding as of June 30, 2011, matures on October 31, 2018.
BB&T Purchase Facility. Bluegreen has a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”). The BB&T Purchase Facility provides a revolving advance period through December 17, 2011. The interest rates on future advances under the facility are the Prime Rate plus 2.0%, subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, with a maximum interest rate of the Prime Rate plus 3.5% once the outstanding balance equals or exceeds $50.0 million. Bluegreen receives all of the excess cash flows generated by the timeshare receivables transferred to BB&T under the facility (excess meaning after customary payment of fees, interest and principal under the facility) provided we are in compliance with covenants and terms of the BB&T Purchase Facility. The BB&T Purchase Facility provides for the financing of Bluegreen’s timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility.
While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.
During the six months ended June 30, 2011, Bluegreen pledged $17.0 million of VOI notes receivable to this facility and received cash proceeds of $11.5 million. We also repaid $0.3 million on the facility.
Quorum Purchase Facility. On December 22, 2010, Bluegreen entered into a timeshare receivables purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the facility and subject to certain conditions precedent, Quorum has agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The terms of the Quorum Purchase Facility reflect an 80% advance rate and a program fee rate of 8% per annum through August 31, 2011, and terms to be agreed upon through December 22, 2011. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. The Quorum Purchase Facility contemplates the ability of Quorum to purchase

Real Estate
additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. Subject to performance of the collateral, Bluegreen will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payment of customary fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).
While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on Bluegreen’s balance sheet. The Quorum Purchase Facility is nonrecourse and is not guaranteed by us.
During the six months ended June 30, 2011, Bluegreen pledged $4.0 million of VOI notes receivable to this facility and received cash proceeds of $3.2 million. Bluegreen also repaid $0.1 million on the facility.
NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare receivables hypothecation facility with NBA (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provides an 85% advance on eligible receivables, subject to terms and conditions which we believe to be customary for facilities of this type. At the time of closing of the transaction, $23.5 million of eligible receivables were pledged and we received an advance of $20 million. . The availability period under the facility had expired on June 30, 2010; however, the facility was amended during May 2011 to allow us to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility.
All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of June 30, 2011).
The unpaid balance related to the initial September 30, 2010 advance, of which $15.3 million was outstanding as of June 30, 2011, matures on September 30, 2017; the unpaid balance related to the additional advances of which $3.9 million was outstanding as of June 30, 2011, matures on October 31, 2018.
During the six months ended June 30, 2011, Bluegreen pledged $4.6 million of VOI notes receivable to this facility and received cash proceeds of approximately $3.9 million. Bluegreen also repaid $3.0 million on this facility.
2011 Liberty Bank Facility. In February 2011, Bluegreen entered into a new revolving hypothecation facility with certain participants in our 2008 Liberty Bank Facility (see discussion of our 2008 Liberty Bank Facility below, under Other Outstanding Receivable-Backed Notes Payable). This new $60.0 million facility (“2011 Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($42.2 million as of June 30, 2011), but as the outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of June 30, 2011).
During the six months ended June 30, 2011, Bluegreen pledged $7.9 million of VOI notes receivable to this facility and received cash proceeds of approximately $6.7 million, of which Bluegreen repaid $0.7 million.

Real Estate
Other Outstanding Receivable-Backed Notes Payable
Bluegreen has outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. Bluegreen had the following outstanding balances under such credit facilities as of June 30, 2011 (dollars in thousands):

			Borrowing Rate;
	Balance as of	Borrowing	Rate as of June 30,
	June 30, 2011	Maturity	2011
			Prime + 2.25%;
2008 Liberty Bank Facility	$57,528	August 2014	6.50%(1)

			30 day LIBOR+1.75%;
GE Bluegreen/Big Cedar Facility	19,531	April, 2016	1.94%

Legacy Securitization (2)	18,941	September 2025	12.00%

			30 day LIBOR+4.00%;
RFA Receivables Facility	2,177	February 2015	4.19%

Non-recourse Securitization Debt	379,436	Varies	Varies

	$477,613

(1)	Interest charged on this facility is subject to a floor of 6.50%

(2)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $2.1 million.
2008 Liberty Bank Facility. Bluegreen has a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. During the six months ended June 30, 2011, Bluegreen repaid $10.0 million on this facility.
In February 2011, Bluegreen entered into the 2011 Liberty Bank Facility, a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. See Credit Facilities for Bluegreen Receivables with Future Availability above for further information regarding the 2011 Liberty Bank Facility.
The GE Bluegreen/Big Cedar Receivables Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30 day LIBOR rate plus 1.75%. During the six months ended June 30, 2011, Bluegreen repaid $4.3 million on this facility.
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
In this securitization, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen Corporation, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an

Real Estate
effective rate of 18.5%. The notes payable generated gross proceeds to us of $24.3 million (before fees and reserves and expenses we believe to be customary for transactions of this type), which were used to repay a portion of the outstanding balance under the BB&T Purchase Facility.
Bluegreen guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During the six months ended June 30, 2011, Bluegreen repaid $4.3 million on this facility.
Credit Facilities for Bluegreen Inventories without Existing Future Availability
Bluegreen has outstanding obligations under various credit facilities and other notes payable collateralized by our Bluegreen Resorts or Bluegreen Communities inventories. As of June 30, 2011, these included the following significant items (dollars in thousands):

	Balance as of June	Borrowing	Borrowing Rate; Rate
	30, 2011	Maturity(1)	as of June 30, 2011
RFA AD&C Facility	$44,124	June 2012	30 day LIBOR+4.50%; 4.69%

H4BG Communities			Prime + 2.00%;
Facility	27,412	December 2012 (4)	8.00% (3)

Foundation Capital	13,083	October 2015	8% (5); 8%

			Prime + 1.25 - 1.50%;
Textron AD&C Facility	6,474	Varies by loan (2)	4.50% — 4.75%

			30 day LIBOR + 6.87%;
Wells Fargo Term Loan	24,953	April 2012	7.06%
Other Lines of Credit and Notes Payable	5,193	Varies	Varies

	$121,239

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between June 30, 2011 and maturity.

(2)	The maturity dates for this facility vary by loan as discussed below.

(3)	The interest rate on this facility is subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter.

(4)	This facility is secured by certain Bluegreen Communities real property homesites and property and equipment assets and will become due and payable upon the sale of the related assets, if consummated prior to the note maturity date.

(5)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.
RFA AD&C Facility. In September 2010, GMAC assigned all rights, title, and interest in this facility (previously known as GMAC AD&C Facility) to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. This facility was used to finance the acquisition and development of certain of our resorts and currently has one outstanding project loan. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”) and is scheduled to mature on June 30, 2012. Approximately $44.1 million was outstanding on the Club 36 Loan as of June 30, 2011, $21.5 million of which is due by October 31, 2011. Principal payments are effected through agreed-upon release prices as timeshare interests in Bluegreen Club 36 are sold, subject to periodic minimum required amortization. As of June 30, 2011, we had no availability under this facility.
During the six months ended June 30, 2011, Bluegreen repaid $8.1 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by our Fountains Resort in Orlando, Florida.

Real Estate
H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by the following golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia).
Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter. During the six months ended June 30, 2011, we repaid $3.4 million of the outstanding balance under this facility. The facility is scheduled to mature on December 31, 2012, however, if the related assets are sold prior to the scheduled maturity date, the facility will mature upon the sale of the assets.
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
On October 28, 2009, Bluegreen entered into an amendment to the Textron AD&C Facility and a sub-loan under the facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan to December 31, 2011, and revised the periodic minimum required principal amortization. We pay Textron principal payments as we sell timeshare interests that collateralize the Odyssey Sub-Loan, subject to periodic minimum required principal amortization. As amended, our minimum required principal payments are $1.0 million per quarter through maturity. As of June 30, 2011, Bluegreen outstanding borrowings under the Odyssey Sub-Loan totaled approximately $2.0 million.
Bluegreen also has a sub-loan under the Textron AD&C Facility which we used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). The outstanding balance under the Atlantic Palace Sub-Loan was $4.5 million as of June 30, 2011. Bluegreen pays Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.
During the six months ended June 30, 2011, Bluegreen repaid $2.8 million under this facility.
Wells Fargo Term Loan. On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated our then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). Under the terms of the agreement, principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization as of June 30, 2011 of $4.8 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in a term securitization transaction Bluegreen completed in December 2010. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.06% as of June 30, 2011).
During the six months ended June 30, 2011, Bluegreen repaid $5.8 million of the outstanding balance under this facility.

Real Estate
Commitments
Bluegreen’s material commitments as of June 30, 2011 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, commitments to complete its Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.
The following tables summarize the contractual minimum principal and interest payments, respectively, net of unamortized discount, required on all of Bluegreen outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of June 30, 2011, (in thousands):

		Purchase
		Accounting	Lesss than	13-36	37-60	More than
Category	Total	Adjustments	12 months	Months	Months	60 Months
Long Term Debt Obligations (1)(2)	$693,849	(55,450)	80,607	25,812	107,010	535,870
Operating Lease Obligations	54,823	—	8,669	12,043	10,268	23,843

Total Obligations	$748,672	(55,450)	89,276	37,855	117,278	559,713

(1)	Legacy Securitization payments included in the Receivable-backed notes payable after 5 years are presented net of a discount of $2.1 million.

(2)	The payments of $6.9 million and $20.6 million for less than one year period and one-to-three year periods, respectively, relate to the H4BG Communities Facility. If the related collateralized assets are sold, however, the debt will become due and payable upon the sale of the respective assets. Additionally, approximately $0.3 million, presented within payments after 5 years, relates to other notes payable which will also become due and payable upon the sale of the assets of the Communities business that secure this facility.
Bluegreen estimates that the cash required to satisfy its Bluegreen Resorts development obligations related to resort buildings and resort amenities was approximately $7.0 million as of June 30, 2011. Bluegreen estimates that the cash required to satisfy its development obligations related to Bluegreen Communities’ projects was approximately $5.0 million as of June 30, 2011. These estimates assume that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future. Bluegreen plans to fund these expenditures over the next three to ten years, primarily with cash generated from operations; however, Bluegreen may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated.
Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen will seek to put in place will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. Bluegreen will continue in its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, our efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including Bluegreen’s debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities its ability to satisfy its obligations would be materially adversely affected.
Bluegreen’s credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be

Real Estate
required to seek waivers of such covenants, and Bluegreen may not be successful in obtaining waivers, and such covenants may limit its ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect its operations. Further, certain of Bluegreen’s outstanding debt include covenants which materially limit its ability to pay cash dividends on its common stock or its ability to repurchase shares of Bluegreen’s outstanding common stock. In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond its control.
Off-Balance-Sheet Arrangements
As of June 30, 2011, Bluegreen did not have any “off-balance sheet” arrangements.

Financial Services
(BankAtlantic Bancorp)
Financial Services
          Our Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp currently presents its results in two reportable segments and its results of operations are consolidated in BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission. Accordingly, references to “the Company”, “the Parent Company” “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation, Woodbridge or Bluegreen.
Consolidated Results of Operations
          Income (loss) from continuing operations from each of BankAtlantic Bancorp’s reportable segments was as follows (in thousands):

	For the Three Months Ended June 30,
	2011	2010	Change

BankAtlantic	$30,967	(39,870)	70,837
BankAtlantic Bancorp Parent Company	(7,566)	(11,380)	3,814

Income (loss) from continuing operations	$23,401	(51,250)	74,651

For the Three Months Ended June 30, 2011 Compared to the Same 2010 Period:
          BankAtlantic’s improved performance during the 2011 second quarter compared to the same 2010 quarter primarily was the result of the sale of 19 Tampa branches and related facilities to PNC Bank for a net gain of $38.7 million, a $33.4 million decline in the provision for loan losses and a $7.6 million decline in operating expenses. The above improvements in BankAtlantic’s income (loss) from continuing operations were partially offset by declines in net interest income and service charges on deposit accounts.
          The decrease in the provision for loan losses primarily reflects a slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods as well as lower net charge-offs. During the second quarter of 2011, $33.1 million of loans were transferred to nonaccrual compared to $100.7 million of loans during the same 2010 quarter. Loans delinquent 31 to 89 days declined from $43.4 million as of June 30, 2010 to $27.8 million at June 30, 2011 and net charge-offs declined from $32.5 million for the three months ended June 30, 2010 to $26.7 during the same 2011 period.
          The decrease in non-interest expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale on June 3, 2011. Additionally, BankAtlantic’s professional fees declined by $3.7 million primarily due to a $3.3 million reimbursement of legal costs from insurers in the 2011 quarter compared to a $1.4 million reimbursement for the 2010 quarter. These lower non-interest expenses were partially offset by an increase in the second quarter of 2011 in impairments of loans held for sale and real estate owned of $7.7 million, and $1.1 million of costs associated with debt redemptions as BankAtlantic repaid certain institutional certificates of deposits and public funds in order to reduce asset balances.
          The lower service charges on deposit accounts primarily reflects lower overdraft fees during the period. The decrease in overdraft fee income reflects the decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees reflects efforts to attract customers who maintain deposit accounts with higher balances, regulatory and other changes in our overdraft policies, and changes in customer behavior. BankAtlantic revised its overdraft policies during the first quarter of 2011 instituting a daily limit on the number of overdraft fees a customer will be charged, eliminating an overdraft fee for transactions that result in a small overdrawn balance at the end of the business day, and lowering the amount of overdraft protection provided to a customer. We anticipate that this trend will continue and that our overdraft fee income will be lower in future periods.

Financial Services
(BankAtlantic Bancorp)
          The lower net interest income resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in low yielding short-term time deposits and securities. BankAtlantic reduced its asset balances in order to improve its regulatory capital ratios.
          The decrease in BankAtlantic Bancorp Parent Company’s loss from continuing operations for the 2011 quarter compared to the same 2010 quarter resulted primarily from a $4.4 million decline in its provision for loan losses, lower compensation expenses and a decline in losses associated with the sale of real estate owned. The above improvements were partially offset by a $1.5 million impairment of an equity security held by BankAtlantic Bancorp Parent Company. The decrease in the provision for loan losses resulted primarily from a $4.4 million decline in net charge-offs. During the three months ended June 30, 2010, BankAtlantic Bancorp Parent Company incurred a $0.6 million loss on the sale of real estate owned compared to a $16 thousand gain on the sale of real estate owned during the same 2011 period. The reduction in compensation expense related to the elimination of executive bonuses during 2011. The $1.5 million securities impairment relates to an equity security. There were no impairments of equity securities during the three months ended June 30, 2010.
For the Six Months Ended June 30, 2011 Compared to the Same 2010 Period:

	For the Six Months Ended June 30,
	2011	2010	Change

BankAtlantic	$14,597	(56,999)	71,596
BankAtlantic Bancorp Parent Company	(14,083)	(14,772)	689

Income (loss) from continuing operations	$514	(71,771)	72,285

          BankAtlantic’s improved performance during the six months ended June 30, 2011 compared to the same 2010 period resulted primarily from a $37.6 million reduction in the provision for loan losses, a $38.7 million gain on the sale of the Tampa branches and $14.2 million of lower operation expenses. These improvements were partially offset by a $8.8 million decline in net interest income and a $7.3 million reduction in service charges on deposit accounts. The changes in the above items were primarily the result of the items discussed above for the three months ended June 30, 2011 compared to the same 2010 period as the provision for loan losses declined $3.1 million, compensation expense declined $0.9 million and losses on sales of real estate owned was lower by $0.8 million. The above reductions in the Parent Company’s loss were primarily the result of the items discussed above for the three months ended June 30, 2011 compared to the same 2010 period partially offset by $3.1 million of real estate owned impairments during the 2011 six month period compared to $0.7 million of impairments during the 2010 period.

Financial Services
(BankAtlantic Bancorp)
     BankAtlantic Results of Operations
Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	June 30, 2011			June 30, 2010
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$2,942,196	33,184	4.51	$3,591,733	39,839	4.44
Investments	1,046,432	4,037	1.54	648,812	3,432	2.12

Interest earning assets	3,988,628	37,221	3.73%	4,240,545	43,271	4.08%

Goodwill and core deposit intangibles	14,125			15,353
Other non-interest earning assets	270,215			304,066

Total Assets	$4,272,968			$4,559,964

Deposits:
Savings	$478,628	258	0.22%	$445,686	271	0.24%
NOW	1,412,720	1,295	0.37	1,525,475	1,786	0.47
Money market	408,653	526	0.52	386,712	630	0.65
Certificates of deposit	606,291	1,896	1.25	805,656	3,334	1.66

Total interest bearing deposits	2,906,292	3,975	0.55	3,163,529	6,021	0.76

Short-term borrowed funds	15,289	5	0.13	33,665	10	0.12
Advances from FHLB	42,747	38	0.36	1,264	1	0.32
Long-term debt	22,000	226	4.12	22,000	231	4.21

Total interest bearing liabilities	2,986,328	4,244	0.57	3,220,458	6,263	0.78

Demand deposits	952,444			916,105
Non-interest bearing other liabilities	48,698			54,929

Total liabilities	3,987,470			4,191,492
Stockholder’s equity	285,498			368,472

Total liabilities and stockholder’s equity	$4,272,968			$4,559,964

Net interest income/
Net interest spread		$32,977	3.16%		37,008	3.30%

Margin
Interest income/interest earning assets			3.73%			4.08%
Interest expense/interest earning assets			0.43			0.59

Net interest margin			3.30%			3.49%

For the Three Months Ended June 30, 2011 Compared to the Same 2010 Period:
          The decrease in net interest income resulted primarily from a reduction in earning assets, an increase in cash balances invested in low yielding short-term investments and a reduction in the net interest margin.
          The average balance of earning assets declined by $251.9 million. The decline in average earning assets reflects a significant reduction in the origination and purchase of loans, lower agency securities balances as a result of repayments, and reduced purchases of tax certificates. The reductions in average earning assets were partially offset by increased investments in short-term interest bearing securities and higher interest bearing balances at the Federal Reserve Bank. These higher short-term asset and cash balances were maintained in order to fund the Tampa branch sale, enhance liquidity and improve regulatory risk-based capital ratios. BankAtlantic also experienced significant residential loan repayments due to normal loan amortization as well as a substantial amount of loan refinancing associated with low residential mortgage interest rates during 2010 and the first half of 2011. Residential loan average balances declined from $1.43 billion for the three months ended June 30, 2010 to $1.1 billion during the same 2011 quarter. Also, BankAtlantic ceased originating commercial real estate loans contributing to average commercial real estate balances declining from $1.05 billion for the three months ended June 30, 2010 to $821 million for the same 2011 period. BankAtlantic also slowed the origination of consumer loans and average balances of these loans declined from $670 million during the 2010 quarter to $605 million during the same 2011 quarter.
          The increase in average investment balances primarily reflects an increase of $297.2 million in interest bearing deposits held at the Federal Reserve Bank and a $148.3 million increase in average short-term interest bearing securities. BankAtlantic used a portion of the cash proceeds from loan repayments to purchase short-term investments, including time deposits at other banks, agency securities and tax exempt securities, and to maintain higher interest earning cash balances at the Federal Reserve Bank. The average balances at the Federal Reserve

Financial Services
(BankAtlantic Bancorp)
Bank were $551.8 million for the 2011 quarter compared to $254.6 million for the 2010 quarter. These short-term securities and balances at the Federal Reserve Bank enhanced BankAtlantic’s liquidity; however, the average yield on these investments is lower than the yields on loans and other investments.
          The net interest margin declined due to a change in our interest earning asset mix from higher yielding loans and mortgage-backed securities to lower yielding short-term investments and interest earning cash balances at the Federal Reserve Bank. The decline in interest earning asset yields was partially offset by a decline in interest bearing liability interest rates.
          The improvement in interest bearing liability interest rates primarily resulted from a decline in the average interest rates on deposits. The lower average rates on deposits reflect the low interest rate environment and a significant reduction in certificate of deposit balances. In June 2011, BankAtlantic prepaid $110 million of institution certificates of deposit and public funds. Certificates of deposit accounts generally bear higher rates of interest than other deposit accounts.

	Average Balance Sheet - Yield / Rate Analysis
	For the Six Months Ended
	June 30, 2011			June 30, 2010
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$3,023,911	68,044	4.50	$3,671,378	81,417	4.44
Investments	1,081,964	8,597	1.59	626,281	9,569	3.04

Total interest earning assets	4,105,875	76,641	3.73%	4,297,659	90,986	4.23%

Goodwill and core deposit intangibles	14,267			15,501
Other non-interest earning assets	270,712			308,594

Total Assets	$4,390,854			$4,621,754

Deposits:
Savings	$473,678	530	0.23%	$435,517	604	0.28%
NOW	1,465,619	2,807	0.39	1,496,450	4,004	0.54
Money market	398,958	968	0.49	373,664	1,259	0.68
Certificates of deposit	632,028	4,036	1.29	850,615	7,211	1.71

Total interest bearing deposits	2,970,283	8,341	0.57	3,156,246	13,078	0.84

Short-term borrowed funds	22,645	15	0.13	36,505	23	0.13
Advances from FHLB	88,536	153	0.35	86,663	959	2.23
Long-term debt	22,000	451	4.13	22,252	459	4.16

Total interest bearing liabilities	3,103,464	8,960	0.58	3,301,666	14,519	0.89

Demand deposits	948,717			890,391
Non-interest bearing other liabilities	50,784			54,626

Total liabilities	4,102,965			4,246,683
Stockholder’s equity	287,889			375,071

Total liabilities and stockholder’s equity	$4,390,854			$4,621,754

Net interest income/
Net interest spread		$67,681	3.15%		76,467	3.35%

Margin
Interest income/interest earning assets			3.73%			4.23%
Interest expense/interest earning assets			0.44			0.68

Net interest margin			3.29%			3.55%

For the Six Months Ended June 30, 2011 Compared to the Same 2010 Period:
          The decrease in net interest income was primarily the result of the items discussed above for the three months ended June 30, 2011 compared to the same 2010 period. The lower net interest income reflects a significant decline in average earning assets and an increase in cash balances invested in low yielding investments partially offset by a decline in interest rates on interest-bearing liabilities. The decline in interest rates on interest-bearing liabilities reflects lower deposit interest rates for the 2011 period compared to the 2010 period as well as lower FHLB advance borrowing interest rates. The lower FHLB advance interest rates resulted from BankAtlantic replacing its intermediate term FHLB advances with short-term advances which typically have lower interest rates.

Financial Services
(BankAtlantic Bancorp)
Asset Quality
          The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$154,237	169,548	161,309	173,588

Charge-offs
Residential	(5,767)	(5,233)	(13,778)	(9,414)
Commercial real estate	(13,546)	(14,146)	(24,823)	(35,478)
Commercial non-mortgage	(124)	—	(588)	—
Consumer	(6,379)	(11,822)	(14,193)	(22,593)
Small business	(2,010)	(2,225)	(4,621)	(3,062)

Total Charge-offs	(27,826)	(33,426)	(58,003)	(70,547)
Recoveries of loans previously charged-off	1,262	879	3,616	1,926

Net charge-offs	(26,564)	(32,547)	(54,387)	(68,621)
Transfer to held for sale	(225)	—	(7,306)	—
Provision for loan losses	10,195	43,634	38,027	75,668

Balance, end of period	$137,643	180,635	137,643	180,635

          Residential loan charge-offs increased during the three and six months ended June 30, 2011 compared to the same 2010 periods. The higher residential charge-offs reflect a decline in property values. We believe the property value declines resulted primarily from a lack of available residential loan financing, appraisals not supporting negotiated sales prices and higher residential property inventory resulting from foreclosures nationally.
          Commercial real estate loan charge-offs declined during the three and six months ended June 30, 2011 primarily due to lower charge-offs in BankAtlantic’s commercial residential loan portfolio. During the three months ended June 30, 2011, BankAtlantic recognized $12.0 million of charge-offs related to commercial other loans, $1.2 million related to commercial residential loans and $0.2 million related to commercial owner occupied loans. During the six months ended June 30, 2011, BankAtlantic recognized $12.6 million of charge-offs related to commercial other loans, $5.1 million related to commercial residential loans, $0.2 million related to owner occupied loans. During the three months ended June 30, 2010, BankAtlantic recognized $9.6 million of charge-offs related to commercial residential loans. The remaining $4.9 million of commercial real estate loan charge-offs were associated primarily with commercial other loans. During the six months ended June 30, 2010, BankAtlantic recognized an additional $16.9 million of charge-offs related to commercial residential loans. Historically, the majority of BankAtlantic’s charge-off were related to commercial residential loans and the balances in the commercial residential portfolio have declined from $266.2 million at December 31, 2009 to $169.3 million at June 30, 2010 to $104.6 million at June 30, 2011.
          We believe that the decline in consumer loan charge-offs during the three and six months ended June 30, 2011 compared to the same 2010 periods reflects a stabilization of Florida market trends. Additionally, during 2008 BankAtlantic reduced the origination of and utilized more restrictive underwriting criteria for home equity loans. As a consequence, loan delinquencies and charge-offs have declined as loan balances of loans originated prior to 2008 have declined.
          Included in small business loan charge-offs during the six months ended June 30, 2011 was a $1.0 million charge-off of a small business mortgage loan. The remaining small business charge-offs were primarily related to businesses associated with the real estate industry.
          The decrease in the provision for loan losses for the three and six months ended June 30, 2011 compared to the same 2010 periods resulted primarily from lower loan delinquencies, a decline in loans migrating to non-accrual status and lower charge-offs.
          During the three months ended March 31, 2011, BankAtlantic transferred $25.1 million of residential and $2.5 million of commercial real estate non-accrual loans to loans held for sale with a view toward selling the loans in the foreseeable future. In connection with that transfer, BankAtlantic recorded the loans at the lower of cost or

Financial Services
(BankAtlantic Bancorp)
fair value resulting in a $7.1 million reduction in the allowance for loan losses. During the three months ended June 30, 2011, BankAtlantic transferred $28.4 million of commercial loans to loans held for sale.
          While we believe we have seen some positive trends in the economy both in Florida and nationally that indicate that credit losses may decline in future periods, if the housing and real estate industries do not improve or if general economic conditions do not continue to improve in Florida and nationwide, the credit quality of our loan portfolio may deteriorate and additional provisions for loan losses will be required. Additionally, we have a significant amount of variable interest rate loans in our portfolio and a substantial increase in interest rates in the future would increase the interest payments required on these loans which could have an adverse effect on the credit quality of those loans.
          At the indicated dates, BankAtlantic’s non-performing assets, loans contractually past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans were as follows (in thousands):

	As of
	June 30, 2011	December 31, 2010
NON-PERFORMING ASSETS
Tax certificates	$2,756	3,636
Residential (1)	81,362	86,538
Commercial real estate (2)	190,684	243,299
Commercial non-mortgage	17,098	16,123
Small business	11,990	10,879
Consumer	14,614	14,120

Total non-accrual assets (3)	318,504	374,595

REPOSSESSED ASSETS:
Residential real estate	14,163	16,418
Commercial real estate	53,547	44,136
Small business real estate	3,269	3,693
Consumer real estate	81	81

Total repossessed assets	71,060	64,328

Total non-performing assets	$389,564	438,923

Total non-performing assets as a percentage of:
Total assets	10.17	9.82

Loans, tax certificates and real estate owned	13.04	13.08

TOTAL ASSETS	$3,831,471	4,469,168

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$2,987,738	3,355,711

Allowance for loan losses	$137,643	161,309

Tax certificates	$66,211	89,789

Allowance for tax certificate losses	$8,526	8,811

OTHER ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more (4)	$—	—
Performing impaired loans (5)	—	11,880
Troubled debt restructured loans	145,952	96,006

TOTAL OTHER ACCRUING IMPAIRED LOANS	$145,952	107,886

(1)	Includes $34.5 million and $38.9 million of interest-only residential loans as of June 30, 2011and December 31, 2010, respectively.

(2)	Excluded from the above table as of June 30, 2011 and December 31, 2010 were $9.4 million and $14.5 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.

(3)	Includes $125.6 million and $143.8 million of troubled debt restructured loans as of June 30, 2011 and December 31, 2010, respectively.

(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

(5)	These loans are performing in accordance with their respective modified terms.
     The decline in non-performing assets at June 30, 2011 compared to December 31, 2010 reflects lower residential and commercial real estate non-accrual loans partially offset by higher commercial real estate owned balances.
     The decline in commercial real estate non-accrual loans primarily resulted from a decline in loans

Financial Services
(BankAtlantic Bancorp)
migrating to a non-accrual status. During the six months ended June 30, 2011, $29.5 million of loans migrated to a non-accrual status while $105.1 million of loans migrated to non-accrual during the same 2010 period. Additionally, two non-accrual loans with an aggregate book value of $11.7 million were sold and $18.0 million of commercial real estate non-accrual loans were transferred to real estate owned during the six months ended June 30, 2011.
          The decline in residential non-accrual loans was primarily the result of charge-offs and fair value adjustments associated with non-accrual residential loans transferred to loans held for sale. Also contributing to lower non-accrual residential loans was a decline in delinquencies. Residential loans past due 30 to 90 days declined from $23.1 million at December 31, 2010 to $16.1 million at June 30, 2011. However, residential loan credit quality is dependent on economic conditions, specifically unemployment and property values. If economic conditions deteriorate, we would anticipate higher residential non-accrual loan balances and real estate owned in subsequent periods.
          The higher balance of repossessed assets at June 30, 2011 compared to December 31, 2010 resulted primarily from foreclosures of commercial real estate loans. During the six months ended June 30, 2011, BankAtlantic transferred $25.0 million of loans to real estate owned and sold $10.1 million of real estate owned properties. During the six months ended June 30, 2010, BankAtlantic transferred $21.9 million of loans to real estate owned and sold $12.4 million of real estate owned properties. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets as well as sales of real estate owned to increase.
          BankAtlantic’s accruing troubled debt restructured loans at June 30, 2011 increased by 52% compared to accruing troubled debt restructured loans at December 31, 2010. The increase was primarily due to the restructuring of three commercial real estate loan relationships aggregating $40.0 million and one commercial non-mortgage relationship aggregating $18.2 million. In response to current market conditions, BankAtlantic generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties have included a variety of modifications, including among others, the reduction of contractual interest rates, and forgiveness of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments until the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.
          BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$111,944	121,928	130,783	70,990
Small business	3,312	8,030	2,990	9,401
Consumer	1,067	13,497	3,070	12,638
Residential	9,305	2,497	6,917	2,977

Total	$125,628	145,952	143,760	96,006

Financial Services
(BankAtlantic Bancorp)
     BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 53.6% of our $208.0 million of non-accrual commercial loans as of June 30, 2011. The following table outlines general information about these seven relationships as of June 30, 2011 (in thousands):

	Unpaid
	Principal	Recorded	Specific	Date loan	Date Placed	Default	Loan	Date of Last
Relationships	Balance	Investment(5)	Reserves	Originated	on Nonaccrual	Date (4)	Class	Full Appraisal

Residential Land Developers
Relationship No. 1 (1)	$39,298	12,143	318	Q3-2004	Q4-2008	Q4-2008	Land	Q4-2010

Commercial Land Developers
Relationship No. 2	12,000	11,944	7,259	Q2-2005	Q4-2010	(3)	Land	Q1-2011
Relationship No. 3	27,522	26,210	10,481	Q1-1995	Q4-2009	Q4-2009	Land	Q1-2011
Relationship No. 4	10,341	10,341	4,480	Q1-2005	Q4-2010	(3)	Land	Q4-2010
Relationship No. 5 (2)	30,068	9,139	—	Q4-2006	Q4-2008	Q4-2008	Land	Q4-2010

Total	$79,931	57,634	22,220

Commercial Non-Residential Developers
Relationship No. 6	$25,287	25,158	8,913	Q3-2006	Q2-2010	(3)	Other	Q2-2011
Relationship No. 7	16,440	16,331	4,826	Q1-2007	Q3-2010	(3)	Other	Q2-2011

Total	$41,727	41,489	13,739

Total of Large Relationships	$160,956	111,266	36,277

(1)	During 2009, 2010 and 2011, BankAtlantic recognized partial charge-offs on relationship No. 1 aggregating $24.9 million.

(2)	During 2009 and 2011, BankAtlantic recognized partial charge-offs on relationship No. 5 of $20.3 million.

(3)	The loan is currently not in default.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.
          The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans at June 30, 2011 (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$34,620	32,433	66.04%	132.00%	736	735	5,881	33.23%
2006	40,529	38,617	72.43%	114.44%	727	705	6,232	37.67%
2005	63,277	58,469	73.87%	114.70%	725	702	11,200	35.38%
2004	257,732	253,908	69.01%	82.06%	732	722	23,916	34.75%
Prior to 2004	121,726	121,170	68.56%	57.21%	730	724	5,894	34.34%

	Interest Only Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$67,929	63,200	73.12%	123.66%	749	743	13,044	34.53%
2006	154,229	145,098	73.78%	119.05%	739	736	27,929	35.00%
2005	133,211	131,305	70.98%	109.90%	739	749	7,460	34.85%
2004	62,375	60,646	70.83%	96.00%	743	711	6,673	32.30%
Prior to 2004	54,655	54,272	58.59%	69.97%	740	727	2,588	31.91%

     The following table presents our purchased residential loans by geographic area segregated by amortizing and interest-only loans at June 30, 2011 (dollars in thousands):

	Amortizing Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$12,738	12,457	69.65%	90.69%	745	742	1,301	31.98%
California	132,439	127,736	69.59%	86.82%	734	723	15,357	35.42%
Florida	77,448	74,272	69.22%	100.39%	720	702	12,435	35.02%
Nevada	8,203	8,054	73.21%	142.99%	740	737	568	36.02%
All other States	313,781	308,800	69.45%	80.55%	731	726	23,679	34.06%

Financial Services
(BankAtlantic Bancorp)

	Interest Only Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$15,074	14,037	71.54%	133.76%	758	755	2,939	31.73%
California	137,299	132,787	70.80%	105.46%	742	735	18,071	33.85%
Florida	31,006	27,938	68.93%	126.64%	746	722	8,677	31.20%
Nevada	6,675	4,580	73.36%	165.99%	735	631	4,301	33.85%
All other States	282,345	275,178	70.82%	106.85%	739	743	23,705	37.76%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 from automated valuation models.

(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2011.

(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.
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

	June 30, 2011			December 31, 2010
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	Category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Commercial non-mortgage	$11,017	8.89%	4.36%	$10,786	8.05%	4.14%
Commercial real estate	68,054	8.57	27.93	83,029	8.70	29.46
Small business	9,853	3.37	10.29	11,514	3.80	9.35
Residential real estate	23,721	2.28	36.56	23,937	1.96	37.80
Consumer	24,998	4.21	20.86	32,043	5.14	19.25

Total allowance for loan losses	$137,643	4.84%	100.00%	$161,309	4.98%	100.00%

          Included in the allowance for loan losses as of June 30, 2011 and December 31, 2010 were specific reserves by loan type as follows (in thousands):

	June 30,	December 31,
	2011	2010
Commercial non-mortgage	$9,618	9,020
Commercial real estate	47,638	62,986
Small business	1,595	2,936
Consumer	1,671	1,791
Residential	4,555	12,034

Total	$65,077	88,767

          The decrease in the allowance for loan losses at June 30, 2011 compared to December 31, 2010 resulted primarily from a decline in specific valuation allowances on commercial real estate and residential loans. The commercial real estate specific valuation allowance decline reflects a slowdown of loans migrating to an impaired classification. The residential loan specific valuation allowance decline reflects the reduction in allowances associated with $25.1 million of non-performing loans transferring to loans held for sale as well as reductions in allowances associated with foreclosed residential loan activity. The general reserve for residential loans increased $7.2 million during the 2011 quarter reflecting increased charge-offs and declining collateral values. Consumer loan general reserves were reduced by $6.9 million due primarily to improvement in delinquency and charge-off trends as well as declining balances of loans originated prior to 2008.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Non-Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2011	2010	Change	2011	2010	Change

Service charges on deposits	$11,226	15,502	(4,276)	23,258	30,550	(7,292)
Other service charges and fees	6,886	7,739	(853)	14,077	15,117	(1,040)
Securities activities, net	—	309	(309)	(24)	3,441	(3,465)
Gain on sale of Tampa branches	38,656	—	38,656	38,656	—	38,656
Other	3,306	2,721	585	7,020	5,420	1,600

Non-interest income	$60,074	26,271	33,803	82,987	54,528	28,459

          The lower revenues from service charges on deposits during the three and six months ended June 30, 2011 compared to the same 2010 periods resulted primarily from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees reflected our efforts to attract customers who maintain deposit accounts with higher balances, regulatory and other changes in overdraft policies and changes in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs for point-of-sale and ATM transactions. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees. In response to the changing industry practices and regulations during the fourth quarter of 2010, BankAtlantic began converting certain deposit products to fee-based accounts that encourage higher checking account balances or higher account activity in order to eliminate or reduce fees. Additionally, during the first quarter of 2011, BankAtlantic revised its overdraft policies instituting a daily limit on the number of overdraft fees a customer will be charged, eliminating an overdraft fee for transactions that result in a small overdrawn balance at the end of the business day, and lowering the amount of overdraft protection provided to a customer. We anticipate that this trend will continue and that our overdraft fee income will be lower in future periods, partially offset by increased fees from new deposit products and expanded use of the bank’s fee services by deposit customers.
          The decrease in other service charges and fees during the three and six months ended June 30, 2011 compared to the same 2010 periods resulted primarily from lower ATM interchange and surcharge income primarily related to a lower volume of transactions. Additionally, losses on check card transactions associated with check card fraud increased by $0.2 million during both the three and six months ended June 30, 2011 compared to the same 2010 periods.
          In June 2011, BankAtlantic sold 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and recognized a $38.7 million gain.
          During the three months ended June 30, 2010, BankAtlantic entered into a foreign currency derivative contract as an economic hedge of foreign currency in cruise ship ATMs and recognized a $0.3 million gain on the contract. BankAtlantic recognized a $24,000 loss in connection with these derivative contracts during the six months ended June 30, 2011. During the six months ended June 30, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain. The net proceeds of $43.8 million from the sales were used to pay down FHLB advance borrowings. The increase in other non-interest income for the three months ended June 30, 2011 compared to the same 2010 period was primarily the result of $140,000 of foreign currency exchange gains associated with foreign currency held in cruise ship ATMs during the three months ended June 30, 2011 compared to foreign currency exchange losses of $0.7 million during the same 2010 period. Foreign currency exchange gains were $0.6 million during the six months ended June 30, 2011 compared to a $0.7 million loss during the same 2010 period.
          Other non-interest income consisted of the following (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2011	2010	Change	2011	2010	Change

Broker commissions	$798	1,074	(276)	1,908	1,873	35
Safe deposit box rental	289	326	(37)	567	630	(63)
Income from leases	255	273	(18)	525	531	(6)
Fee income	808	562	246	1,414	1,085	329
Foreign exchange gains (losses)	140	(661)	801	560	(661)	1,221
Other	1,016	1,147	(131)	2,046	1,962	84

Total other income	$3,306	2,721	585	7,020	5,420	1,600

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change

Employee compensation and benefits	$19,218	24,254	(5,036)	37,981	48,628	(10,647)
Occupancy and equipment	11,488	13,745	(2,257)	24,073	27,326	(3,253)
Advertising and promotion	1,435	2,121	(686)	3,104	4,055	(951)
Check losses	663	521	142	962	953	9
Professional fees	530	4,220	(3,690)	3,511	6,785	(3,274)
Supplies and postage	879	895	(16)	1,749	1,860	(111)
Telecommunication	444	655	(211)	1,016	1,184	(168)
Provision for tax certificates	1,021	2,134	(1,113)	1,800	2,867	(1,067)
Cost associated with debt redemption	1,115	53	1,062	1,125	60	1,065
Impairment on loans held for sale	1,506	—	1,506	1,707	—	1,707
Employee termination (reversals) costs	(38)	—	(38)	(193)	—	(193)
Lease termination (reversals) costs	(594)	216	(810)	(1,442)	216	(1,658)
Impairment of real estate held for sale	353	1,510	(1,157)	353	1,510	(1,157)
Impairment of real estate owned	6,151	521	5,630	6,554	664	5,890
FDIC deposit insurance assessment	2,181	2,430	(249)	5,486	4,788	698
(Gains) losses on sale of real estate	(362)	880	(1,242)	(640)	776	(1,416)
Amortization of intangible assets	295	309	(14)	604	631	(27)
Other	5,604	5,051	553	10,293	9,933	360

Total non-interest expense	$51,889	59,515	(7,626)	98,043	112,236	(14,193)

          The decline in employee compensation and benefits during the three and six months ended June 30, 2011 compared to the same 2010 period resulted primarily from workforce reductions, normal attrition and the transfer of employees to the purchaser of the Tampa branches in June 2011. The number of full-time equivalent employees declined from 1,532 as of December 31, 2009 to 1,045 as of June 30, 2011 (a 32% reduction in the workforce) with the Tampa branch sale affecting approximately 130 employees. Additionally, employee and executive bonuses were $0.5 million and $1.7 million lower during the 2011 three and six months periods compared to the same 2010 periods, respectively. The decline in the workforce also resulted in reduced benefit costs compared to 2010, relating primarily to health insurance, payroll taxes and share-based compensation.
          The decline in occupancy and equipment for the three and six months ended June 30, 2011 compared to the same 2010 periods resulted primarily from $1.9 million and $2.7 million of lower rent expense, building maintenance and real estate taxes related to the consolidation of back-office facilities, the sale of the Tampa branches and the termination of leases executed for branch expansion during prior periods.
          The decrease in advertising and business promotion expense during the three and six months ended June 30, 2011 compared to the same 2010 periods related primarily to BankAtlantic focusing its marketing efforts more on customer relationships and less on advertising and media and direct mail promotions.
          The increase in check losses for the three months ended June 30, 2011 compared to the same 2010 period resulted from a $0.3 million increase in customer check fraud. This increase was partially offset by a decline in write-offs associated with overdrafts related primarily to revisions to our overdraft policies limiting the number of overdrafts per day and the dollar amount of overdrafts.
          The decline in professional fees during the three months ended June 30, 2011 compared to the same 2010 period resulted primarily from $3.3 million of insurance reimbursements in connection with class action securities litigation compared to $1.4 million of reimbursements during the same 2010 period. The remaining decrease in professional fees reflects lower legal costs associated with class action securities litigation as the trial was completed during the fourth quarter of 2010. During the six months ended June 30, 2011, insurance reimbursement in connection with the class action securities litigation was $3.3 million compared to $3.1 million during the same 2010 period.
          The reduction in telecommunication costs during the three and six months ended June 30, 2011 compared to the same 2010 periods primarily resulted from higher call center volume associated with the implementation of a new on-line banking product during the three months ended June 30, 2010.

Financial Services
(BankAtlantic Bancorp)
          The decrease in the provision for tax certificate losses during the three and six months ended June 30, 2011 reflects lower charge-offs and increases in tax certificate reserves associated with declining portfolio balances. The majority of the provision for tax certificates relates to out-of-state certificates. We have significantly reduced the acquisition of out-of-state tax certificates and have concentrated the majority of our tax certificate acquisitions in Florida.
          The costs associated with debt redemptions during the three and six months ended June 30, 2011 reflect prepayment penalties on the early repayment of $85 million of institutional time deposits and $25 million of public fund time deposits. Included in costs associated with debt redemptions during the six months ended June 30, 2011 were prepayment penalties for the early repayment of $40.0 million of FHLB advance obligations.
          The impairment of loans held for sale represents lower of cost or market adjustments on loans classified as held for sale. The impairment resulted primarily from lower property values obtained from updated valuations of the underlying loan collateral. Residential loans held for sale were impaired by $1.1 million during the three months ended June 30, 2011. The remaining loan impairments were related to commercial real estate loans.
          The recovery of employee termination (reversals) costs during the three and six months ended June 30, 2011 reflects the forfeiture of termination benefits upon the re-hiring of terminated employees.
          Lease termination (reversals) costs represent lease contracts, net of deferred rent reversals, originally executed for branch expansion. During the three and six months ended June 30, 2011, BankAtlantic terminated one lease and four leases and recognized a recovery of $0.3 million and $1.4 million, respectively. BankAtlantic is attempting to sublease or terminate lease contracts executed in connection with its branch expansion in prior periods and could recognize losses associated with these operating leases in subsequent periods as these leases are measured at fair value.
          Impairments on real estate held for sale during the three and six months ended June 30, 2011 and 2010 represents updated valuations on properties acquired for store expansion.
          Impairment of real estate owned during the three and six months ended June 30, 2011 reflects updated valuations on properties. The majority of the impairment ($5.2 million) relates to one property during the three months ended June 30, 2011. The property impairment resulted from an updated valuation.
          The increase in other non-interest expense was primarily the result of higher foreclosure costs. Foreclosure costs increased by $0.5 million and $0.4 million during the three and six months ended June 30, 2011 compared to the same 2010 periods.
BankAtlantic Bancorp Parent Company Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change

Net interest (expense)	$(3,794)	(3,579)	(215)	(7,489)	(7,064)	(425)
Provision for loan losses	(515)	(4,919)	4,404	(495)	(3,640)	3,145

Net interest (expense) after provision for loan losses	(4,309)	(8,498)	4,189	(7,984)	(10,704)	2,720
Non-interest income (expense)	(751)	511	(1,262)	(161)	969	(1,130)
Non-interest expense	2,506	3,393	(887)	5,938	5,037	901

Parent company (loss)	$(7,566)	(11,380)	3,814	(14,083)	(14,772)	689

          Net interest expense increased during the second quarter and first six months of 2011 compared to the same 2010 periods as a result of higher average debenture balances and average interest rates. The average balances on junior subordinated debentures increased from $312 million and $311 million during the three and six months ended June 30, 2010 to $327 million and $325 million during the same 2011 periods. The increase in average debenture balances resulted from the deferral of interest which began in March 2009. Average rates on junior subordinated debentures increased from 4.69% and 4.65% during the three and six months ended June 30, 2010 to 4.73% and 4.74% during the same 2011 periods. Also included in net interest expense during the three and six months ended

Financial Services
(BankAtlantic Bancorp)
June 30, 2011 was $57,000 and $106,000, respectively, of interest income on two performing loans as well as $0 and $37,000, respectively, of investment dividend income associated with an equity security. Interest income on performing loans during the three and six months ended June 30, 2010 was $59,000 and $114,000 and dividend income from the equity security was $22,000 and $45,000, respectively. The equity security ceased paying dividends during the second quarter of 2011.
          Non-interest income during the three and six months ended June 30, 2011 reflects a $1.5 million impairment of an equity security. There were no investment securities impairments during the three and six months ended June 30, 2010. Equity earnings from the Parent Company’s investment in statutory business trusts that issue trust preferred securities were $0.4 million and $0.8 million, during the three and six months ended June 30, 2011 compared to $0.2 million and $0.4 million during the same 2010 periods, respectively. Also included in non-interest income during the three and six months ended June 30, 2011 was $0.3 million and $0.6 million of fees for executive services provided to BankAtlantic compared to $0.2 million and $0.5 million during the same periods during 2010, respectively.
          The decrease in non-interest expense during the quarter ended June 30, 2011 compared to the same 2010 period reflects a $0.6 million loss on the sale of real estate owned during the 2010 quarter compared to a $16,000 gain on the sale of real estate owned during the same 2011 period. Also, employee compensation decreased by $0.4 million associated with the elimination of executive bonuses during 2011. Non-interest expense during the three months ended June 30, 2011 includes a $0.4 million lower of cost or market adjustment (“LOCOM”) associated with loans held for sale and $0.4 million of real estate owned impairments compared to no adjustments for loans held for sale and $0.7 million of real estate owned write-downs during the same 2010 periods. The lower of cost or market adjustments and real estate owned impairments resulted from updated property valuations.
          The increase in non-interest expense during the six months ended June 30, 2011 compared to the same 2010 period resulted primarily from $3.1 million of real estate owned impairments during 2011 compared to $0.7 million of impairments during 2010. The increase in non-interest expense was partially offset by lower compensation expense and lower losses on the sale of real estate owned.
          In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of June 30, 2011 and December 31, 2010 was as follows (in thousands):

	June 30,	December 31,
	2011	2010

Nonaccrual loans:
Commercial real estate:
Residential	$4,976	8,985
Land	4,384	5,523

Total non-accrual loans	9,360	14,508
Allowance for loan losses	—	(830)

Non-accrual loans, net	9,360	13,678
Performing other commercial loans	2,622	2,811

Loans receivable, net	$11,982	16,489

Real estate owned	$8,644	10,160

          During the six months ended June 30, 2011, the Parent Company foreclosed on a $1.5 million commercial residential loan, charged-off $1.3 of loans, recognized $0.4 million lower of cost or market adjustments on loans held for sale, and sold a $1.7 million loan for a $99,000 loss. The work-out subsidiary also received $0.2 million of loan principal repayments during the six months ended June 30, 2011.

Financial Services
(BankAtlantic Bancorp)
     The Parent Company’s non-accrual loans include large loan balance lending relationships. Two relationships account for 82.1% of the $9.4 million of non-accrual loans held by the Parent Company at June 30, 2011. The following table outlines general information about these relationships as of June 30, 2011 (in thousands):

	Unpaid
	Principal	Recorded	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Investment (3)	Reserves	Originated	on Nonaccrual	Date	Type	Full Appraisal

Commercial land
Relationship No. 1 (1)	$5,604	4,383	—	Q4-2005	Q4-2007	Q4-2007	Land	Q4-2010

Residential Land Developers
Relationship No. 2 (2)	20,000	3,297	—	Q1-2005	Q4-2007	Q1-2008	Residential	Q3-2010

Total	$25,604	7,680	—

(1)	During 2011, the Company recognized partial charge-offs on relationship No. 1 aggregating $1.2 million.

(2)	During 2008, 2009, 2010 and 2011, the Company recognized partial charge-offs and LOCOM adjustments on relationship No. 2 aggregating $16.4 million.

(3)	Recorded investment is the “Unpaid Principal Balance” less charge-offs and deferred fees.
          The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves, recognized partial charge-offs or calculated LOCOM adjustments on these loans based on the fair value of the underlying collateral less costs to sell. The fair value of the collateral was determined using third party appraisals for all relationships. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A full appraisal is generally obtained at the date of foreclosure.
          The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Balance, beginning of period	$814	8,049	830	13,630

Loans charged-off	(1,329)	(5,741)	(1,325)	(10,043)
Recoveries of loans previously charged-off	—	—	—	—

Net charge-offs	(1,329)	(5,741)	(1,325)	(10,043)
Provision for loan losses	515	4,919	495	3,640

Balance, end of period	$—	7,227	—	7,227

          The $1.3 million of charge-offs during the three and six months ended June 30, 2011 were comprised of a $1.2 million charge-off of a commercial land loan and a $0.1 million charge-off of a commercial residential loan. The Parent Company reversed a $0.8 million specific valuation allowance related to the commercial land loan charged-off during the three months ended June 30, 2011.
          The $5.7 million of charge-offs during the three months ended June 30, 2010 related to one commercial residential loan. A specific reserve of $2.9 million was established on this loan during prior periods. The remaining charge-offs during the six months ended June 30, 2010 primarily related to two loans. One loan was charged-down $2.7 million upon the foreclosure and sale of the collateral. The other loan’s entire balance of $1.2 million was charged-off upon the sale of the remaining collateral. The Parent Company established specific reserves of $5.7 million on these two loans in prior periods.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
          Currently, the Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through the issuance of equity and debt securities and through dividends, although no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future. The Parent Company has used its funds to contribute capital to its subsidiaries, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work- out subsidiary. At June 30, 2011, BankAtlantic Bancorp had approximately $329.6 million of junior subordinated

Financial Services
(BankAtlantic Bancorp)
debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $14.6 million based on interest rates at June 30, 2011, which are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, the Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $35.6 million that would otherwise have been paid during the 30 months ended June 30, 2011 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments for up to another 10 consecutive quarterly periods through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral period by paying all accrued and unpaid interest. The Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If the Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $73.9 million of unpaid interest based on average interest rates as of June 30, 2011. The Company’s financial condition and liquidity could be adversely affected if interest payments continue to be deferred.
          The Parent Company has not received dividends from BankAtlantic since the year ended December 31, 2008. The ability of BankAtlantic to pay dividends or make other distributions to the Parent Company in subsequent periods is subject to regulatory approval as provided in the Bank Order. It is unlikely that the regulators will approve a dividend from BankAtlantic based on BankAtlantic’s results and other matters set forth in the Bank Order. As such, the Parent Company does not expect to receive cash dividends from BankAtlantic for the foreseeable future. The Parent Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans and real estate owned. However, the Parent Company may not be able to monetize the loans or real estate owned on acceptable terms, if at all.
          In February 2010, BankAtlantic Bancorp filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A Common Stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. On June 16, 2011, BankAtlantic Bancorp completed its rights offering under the registration statement issuing 15,129,524 shares of Class A Common Stock for net proceeds of $11.0 million. As a result of the completion of a $20 million rights offering during the year ended December 31, 2010 and the $11.3 million rights offering in June 2011, $43.7 million of securities remain available for future issuance under this registration statement. The Parent Company utilized the proceeds from the rights offering plus $9.0 million in cash to make a $20 million capital contribution to BankAtlantic.
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
          The Parent Company is generally required to provide BankAtlantic with managerial assistance and capital. Any such financing could be sought through public or private offerings, in privately negotiated transactions or otherwise. Additionally, we could pursue financings at the Parent Company level or directly at BankAtlantic or both. Any financing involving the issuance of BankAtlantic Bancorp Class A Common Stock or securities convertible or exercisable for our Class A Common Stock could be highly dilutive for our existing shareholders and any issuance of stock at the BankAtlantic level would dilute the Parent Company’s ownership interest in BankAtlantic. Such financing may not be available to us on favorable terms or at all.

Financial Services
(BankAtlantic Bancorp)
          The Parent Company has the following cash and investments that it believes provide a source for potential liquidity at June 30, 2011.

	As of June 30, 2011
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$3,839	—	—	3,839
Securities available for sale	10	—	1	9

Total	$3,849	—	1	3,848

          The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at June 30, 2011 was $20.6 million. During the six months ended June 30, 2011, the Parent Company received net cash flows of $2.2 million from its work-out subsidiary. The Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013.
BankAtlantic Liquidity and Capital Resources
          BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans, securities available for sale and real estate owned; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic maintained excess cash balances during the six months ended June 30, 2011 in order to fund the June 2011 sale of the Tampa branch network and improve liquidity and its risk-based regulatory capital ratios. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs, may require BankAtlantic to offer higher interest rates to maintain deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic is restricted by banking regulators from offering interest rates on its deposits which are significantly higher than market area rates. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit decreased from $843 million as of December 31, 2010 to $832 million as of June 30, 2011 due to lower loan and securities available for sale balances partially offset by lower FHLB advance balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease.
          The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to obtain a $146.1 million letter of credit primarily securing public deposits as of June 30, 2011. There were no FHLB borrowings outstanding as of June 30, 2011. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $541 million at June 30, 2011. An additional source of liquidity for BankAtlantic is its securities portfolio. As of June 30, 2011, BankAtlantic had $257 million of unpledged securities

Financial Services
(BankAtlantic Bancorp)
that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $1.8 million in funding and at June 30, 2011, BankAtlantic had $1.0 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $33.8 million as of June 30, 2011, with no amounts outstanding under this program at June 30, 2011. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly, our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity. The above lines of credit are subject to periodic review and any of the above borrowings may be limited, or may not be available to us at all or additional collateral could be required, in which case BankAtlantic’s liquidity could be materially adversely affected.
          At June 30, 2011, BankAtlantic had no securities sold under agreements to repurchase outstanding. During the second quarter of 2011, BankAtlantic discontinued entering into repurchase agreements with its customers and transferred $12.2 million of securities sold under repurchase agreements to non-interest bearing deposits in June 2011. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $430.5 million at June 30, 2011.
          Included in deposits at June 30, 2011 was $9.2 million in brokered deposits. BankAtlantic is currently restricted by its regulators from acquiring additional brokered deposits or renewing its existing brokered deposits, and expects the balance of its brokered deposits to continue to decline.
          BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions and regulatory actions may make it more difficult for us and for financial institutions in general to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. Further deterioration in the financial markets or adverse regulatory actions may further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position during the year ended December 31, 2010 and the six months ended June 30, 2011 by paying down borrowings and reducing assets.
          BankAtlantic’s commitment to originate and purchase loans was $16.7 million and $5.4 million, respectively, at June 30, 2011 compared to $30.1 million of commitments to originate loans at June 30, 2010. BankAtlantic had no commitments to purchase loans at June 30, 2010. At June 30, 2011, total loan commitments represented approximately 0.81% of net loans receivable.
          BankAtlantic’s actual capital amounts and ratios are presented in the table below and are compared to the prompt corrective action (“PCA”) “well capitalized” requirements and the capital requirements set forth in the Bank Order (dollars in thousands):

Financial Services
(BankAtlantic Bancorp)

			PCA Defined		Bank Order
	Actual		Well Capitalized		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2011:

Total risk-based capital	$368,196	14.52%	$253,522	10.00%	$354,930	14.00%
Tier I risk-based capital	$313,897	12.38%	$152,133	6.00%
Tangible capital	$313,897	8.24%	$57,119	1.50%
Tier 1/Core capital	$313,897	8.24%	$190,398	5.00%	$304,637	8.00%
As of December 31, 2010:

Total risk-based capital	$334,601	11.72%	$285,541	10.00%
Tier I risk-based capital	$276,362	9.68%	$171,325	6.00%
Tangible capital	$276,362	6.22%	$66,672	1.50%
Tier 1/Core capital	$276,362	6.22%	$222,240	5.00%
          Pursuant to the Bank Order, BankAtlantic was required to attain by June 30, 2011 and maintain a tier 1/core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic historically maintained its regulatory capital ratios at levels that exceeded prompt corrective action “well capitalized” requirements; however, based on BankAtlantic’s risk profile, the OTS raised its regulatory capital requirements above the “well capitalized” amounts. The Parent Company and BankAtlantic will seek to maintain the higher capital requirements under the Bank Order through efforts that may include the issuance of its Class A Common Stock through a public or private offering. Additionally, BankAtlantic may continue to seek to reduce its asset size in order to improve its regulatory capital ratios, although this may make it more difficult to achieve profitability. The Company may not be successful in raising additional capital in subsequent periods upon the contemplated terms, or at all. The inability to raise capital or otherwise continue to meet regulatory requirements in the future would have a material adverse impact on the Company’s business, results of operations and financial condition.
          BankAtlantic Bancorp’s Contractual Obligations and Off Balance Sheet Arrangements as of June 30, 2011 were (in thousands):

	Payments Due by Period (1)(2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$454,279	370,451	65,577	16,951	1,300
Long-term debt	351,643	—	57,448	—	294,195
Operating lease obligations held for sublease	15,186	706	1,305	1,288	11,887
Operating lease obligations held for use	32,921	5,232	8,703	5,232	13,754
Pension obligation	18,443	1,496	3,155	3,545	10,247
Other obligations	13,006	3,406	6,400	3,200	—

Total contractual cash obligations	$885,478	381,291	142,588	30,216	331,383

(1)	Payments due by period are based on contractual maturities.

(2)	The above table excludes interest payments on interest bearing liabilities.

Financial Services
(BankAtlantic Bancorp)
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act ). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
Bluegreen
Tennessee Audit Matter
In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $652,000 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. Bluegreen believes the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The Department of Revenue confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but have taken the position that we owed a total of $731,000 in taxes and interest based on the second type of transaction. On August 1, 2011 Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the Department of Revenue.
Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida
During 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Bluegreen maintains that its decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and therefore is entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that Bluegreen breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. Bluegreen has filed a notice of appeal with the First District Court of Appeal seeking the result of the trial court’s decision. In connection with the appeal, the escrow deposit and all accrued interest have been placed in the appropriate Court registry pending the outcome of the appeal.
State of Florida Matter Relating to Timeshare Sales and Marketing
The Office of the Attorney General for the State of Florida (the “AGSF”) has advised Bluegreen that it has accumulated a number of consumer complaints since 2005 against Bluegreen and/or its affiliates related to timeshare sales and marketing, and has requested that Bluegreen propose a resolution on a collective basis of any outstanding complaints. The AGSF has also requested that Bluegreen enter into a written agreement in which to establish a process and timeframe for determining consumer eligibility for relief (including, where applicable, monetary restitution). Bluegreen has determined that many of these complaints were previously addressed and/or resolved. Bluegreen is cooperating with the State and does not believe this matter will have a material effect on its results of operations, financial condition or on Bluegreen’s sales and marketing activities in Florida.
BankAtlantic Bancorp
In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida
On October 29, 2007, Joseph C. Hubbard filed a class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and five of its current or former officers. The defendants in this action are BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, John E. Abdo, and Alan B. Levan. The Complaint, which was later amended, alleges that during the purported class period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint asserted claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and sought unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act.
On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of BankAtlantic Bancorp’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 and retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. The Plaintiffs have appealed the Court’s order setting aside the jury verdict.
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
Office of Thrift Supervision Overdraft Processing Examination
As previously disclosed, the Office of Thrift Supervision advised BankAtlantic that it had determined that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. On June 2, 2011, the OTS concluded that BankAtlantic engaged in certain deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act and OTS regulations, and requested that BankAtlantic submit a restitution plan for OTS’s consideration. The OTS also advised BankAtlantic that BankAtlantic could be subject to civil money penalties. BankAtlantic believes it has complied with all applicable laws and OTS guidelines and on July 5, 2011, BankAtlantic filed an appeal of the OTS positions. That appeal is now before the OCC which will review the issues under its process and guidelines.
Securities and Exchange Commission Investigation
BankAtlantic Bancorp has received a notice of investigation from the Securities and Exchange Commission, Miami Regional Office and subpoenas for information. The subpoenas requested a broad range of documents relating to, among other matters, recent and pending litigation to which BankAtlantic Bancorp is or was a party, certain of BankAtlantic Bancorp’s non-performing, non-accrual and charged-off loans, BankAtlantic Bancorp’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary, and the recent Orders with the OTS entered into by BankAtlantic Bancorp Parent Company and BankAtlantic. Various current and former employees also received subpoenas for documents and testimony.
The Miami regional office staff of the SEC has indicated that it is recommending that the SEC bring a civil action against BankAtlantic Bancorp alleging that BankAtlantic Bancorp violated certain provisions of federal securities laws, including Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. BankAtlantic Bancorp was also informed that its chief executive officer received a similar communication. In communications between BankAtlantic Bancorp’s counsel and the Miami regional office staff, BankAtlantic Bancorp has learned that the basis for the recommended actions were many of the same arguments brought in the private class action securities litigation recently concluded at the district court level in favor of BankAtlantic Bancorp and the individual defendants. In addition, the Miami regional office staff raised issues relating to the classification and valuation of certain loans included in BankAtlantic Bancorp’s financial information for the last quarter of 2007 and in its annual report on Form 10-K for the 2007 fiscal year. BankAtlantic Bancorp and its CEO provided a response to the issues raised by the Miami regional office staff. If litigation is brought, the SEC may seek remedies including an injunction against future violations of federal securities laws, civil money penalties and an officer and director bar. BankAtlantic Bancorp believes that it has fulfilled all of its obligations under securities laws and, if such actions are brought by the SEC against BankAtlantic Bancorp and/or any of its officers, such actions would be vigorously defended.

D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida
In July 2008, BankAtlantic Bancorp, certain officers and Directors were named in a lawsuit which alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic Bancorp’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that BankAtlantic Bancorp ‘s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and sought damages on behalf of BankAtlantic Bancorp . In July 2011, the case was dismissed and the parties exchanged mutual releases and neither the defendants nor BankAtlantic Bancorp made any monetary payments.
Item 1A. Risk Factors
     There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
Item 6. Exhibits

Exhibit 10.1 *	Settlement Agreement dated April 25, 2011 by and among AmT CADC Venture, LLC, f/k/a AmTrust CADC Venture LLC ,successor-in-interest to Federal Deposit Insurance Corporation as Receiver for AmTrust Bank , Woodbridge Holdings, LLC, successor by merger to Woodbridge Holdings Corporation (f/k/a Levitt Corporation), and Carolina Oak Homes, LLC successor to Levitt and Sons of Jasper County, LLC

Exhibit 31.1 *	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 *	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 *	Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 **	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 **	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3 **	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed with this Form 10-Q

**	Exhibits furnished with this Form 10-Q

***	Pursuant to Rule 406T of Exchange Regulation S-T promulgated by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: August 15, 2011	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 15, 2011	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: August 15, 2011	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer