Form 10-Q
period 2011-09-30
BFC FINANCIAL CORP
filed 2011-11-14
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 3, 2011 is as follows:

Class A Common Stock of $.01 par value, 70,274,972 shares outstanding as of November 3, 2011.

Class B Common Stock of $.01 par value, 6,859,751 shares outstanding as of November 3, 2011.

BFC Financial Corporation

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BFC Financial Corporation

Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from other banks	$173,694	178,868
Interest bearing deposits in other banks	574,398	455,538
Restricted cash (including held by variable interest entities (“VIE”) of $42,932 in 2011 and $41,243 in 2010)	64,896	62,249
Securities available for sale, at fair value	98,237	465,020
Investment securities, at cost which approximate fair value	181	2,033
Tax certificates, net of allowance of $7,535 in 2011 and $8,811 in 2010	56,268	89,789
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	25,223	43,557
Loans held for sale	47,596	29,765
Loans receivable, net of allowance for loan losses of $130,719 in 2011 and $162,139 in 2010	2,537,922	3,009,721
Notes receivable (including gross securitized notes of $471,595 in 2011 and $533,479 in 2010) net of allowance of $75,042 in 2011 and $93,398 in 2010	534,400	574,969
Accrued interest receivable	15,711	22,010
Inventory	235,401	265,319
Real estate owned	92,751	74,488
Investments in unconsolidated affiliates	13,858	12,455
Properties and equipment, net	202,017	213,089
Goodwill	12,241	12,241
Intangible assets, net	74,500	78,918
Prepaid Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment	14,633	22,008
Assets held for sale	1,768	37,334
Assets held for sale from discontinued operations	30,250	83,754
Other assets	80,894	79,941

Total assets	$4,886,839	5,813,066

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$2,464,465	2,758,032
Non-interest bearing deposits	857,314	792,012
Deposits held for sale	—	341,146

Total deposits	3,321,779	3,891,190
Advances from FHLB	—	170,000
Securities sold under agreements to repurchase	—	21,524
Other short term borrowings	960	1,240
Receivable-backed notes payable (including $399,360 held by VIE in 2011 and $459,030 in 2010)	495,518	569,214
Notes and mortgage notes payable and other borrowings	164,141	239,571
Junior subordinated debentures	473,396	461,568
Deferred income taxes, net	22,424	28,663
Deferred gain on debt settlement	29,875	11,305
Other liabilities	176,932	186,634

Total liabilities	4,685,025	5,580,909

Commitments and contingencies
Preferred stock of $.01 par value; authorized - 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock - $.01 par value; authorized 15,000 shares issued and outstanding 15,000 shares with redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares; issued and outstanding 68,521,497 in 2011 and 2010	685	685
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,859,751 in 2011 and 2010	69	69
Additional paid-in capital	230,571	230,748
Accumulated deficit	(100,769)	(88,853)
Accumulated other comprehensive (loss) income	(11,889)	223

Total BFC Financial Corporation (“BFC”) shareholders’ equity	118,667	142,872
Noncontrolling interests	72,118	78,256

Total equity	190,785	221,128

Total liabilities and equity	$4,886,839	5,813,066

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
		(As Revised)		(As Revised)
Revenues:
Real Estate and Other
Sales of VOIs and real estate	$49,675	48,493	131,353	135,509
Other resort revenue	18,838	17,170	53,325	49,263
Fee based sales commission and other revenues	23,638	15,942	53,280	40,021
Interest income	22,032	23,482	66,439	71,375

	114,183	105,087	304,397	296,168

Financial Services
Interest income	33,971	44,706	111,604	136,441
Service charges on deposits	10,165	15,214	33,423	45,764
Other service charges and fees	6,129	7,495	20,206	22,612
Securities activities, net	6,959	(552)	5,435	2,898
(Loss) gain on sale of Tampa branches	(34)	—	38,622	—
Other non-interest income	2,069	4,708	8,804	9,725

	59,259	71,571	218,094	217,440

Total revenues	173,442	176,658	522,491	513,608

Costs and Expenses:
Real Estate and Other
Cost of sales of VOIs and real estate	7,514	9,918	21,442	23,251
Cost of sales of other resort operations	12,912	12,535	38,149	35,930
Interest expense, net	15,201	20,688	49,604	61,010
Selling, general and administrative expenses	58,777	63,685	164,069	172,775
Other expenses	209	—	209	—

	94,613	106,826	273,473	292,966

Financial Services
Interest expense	7,332	9,126	23,986	30,921
Provision for loan losses	17,901	24,410	56,422	103,718
Employee compensation and benefits	17,116	23,549	56,137	74,082
Occupancy and equipment	10,019	13,263	34,092	40,590
Advertising and promotion	1,587	2,026	4,805	6,209
Check losses	559	763	1,521	1,716
Professional fees	6,230	6,209	10,884	13,920
Supplies and postage	758	983	2,615	2,902
Telecommunication	388	702	1,409	1,898
Provision for tax certificates	969	885	2,769	3,752
Impairment of assets held for sale	—	4,469	—	4,469
Impairment (reversals) of loans held for sale	(145)	—	2,339	—
Impairment of real estate owned	3,464	500	12,294	1,864
FDIC deposit insurance assessment	2,132	2,314	7,618	7,103
Other expenses	3,032	7,499	12,368	20,928

	71,342	96,698	229,259	314,072

Total costs and expenses	165,955	203,524	502,732	607,038

Gain (loss) on settlement of investment in subsidiary	—	—	11,305	(1,135)
Equity in earnings from unconsolidated affiliates	513	317	2,765	786
Other income	318	498	1,299	2,135

Income (loss) from continuing operations before income taxes	8,318	(26,051)	35,128	(91,644)
Less: Provision for income taxes	5,424	2,218	14,089	5,896

Income (loss) from continuing operations	2,894	(28,269)	21,039	(97,540)
Loss from discontinued operations, net of income taxes	(2,735)	(8,643)	(36,189)	(13,269)

Net income (loss)	159	(36,912)	(15,150)	(110,809)
Less: Net income (loss) attributable to noncontrolling interests	1,963	(12,091)	(3,797)	(50,630)

Net loss attributable to BFC	(1,804)	(24,821)	(11,353)	(60,179)
Preferred stock dividends	(188)	(188)	(563)	(563)

Net loss allocable to common stock	$(1,992)	(25,009)	(11,916)	(60,742)

See Notes to Unaudited Consolidated Financial Statements.

(CONTINUED)

BFC Financial Corporation

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
		(As Revised)		(As Revised)
Basic and Diluted Earnings (Loss) Per Common Share Attributable to BFC (Note 17):
Basic Earnings (Loss) Per Common Share
(Loss) earnings per share from continuing operations	$(0.01)	(0.27)	0.09	(0.73)
Loss per share from discontinued operations	(0.02)	(0.06)	(0.25)	(0.08)

Net loss per common share	$(0.03)	(0.33)	(0.16)	(0.81)

Diluted Earnings (Loss) Per Common Share
(Loss) earnings per share from continuing operations	$(0.01)	(0.27)	0.09	(0.73)
Loss per share from discontinued operations	(0.02)	(0.06)	(0.25)	(0.08)

Net loss per common share	$(0.03)	(0.33)	(0.16)	(0.81)

Basic weighted average number of common shares outstanding	75,381	75,381	75,381	75,379

Diluted weighted average number of common and common equivalent shares outstanding	75,381	75,381	75,381	75,379

Amounts attributable to BFC common shareholders:
(Loss) income from continuing operations	$(570)	(20,514)	6,902	(55,025)
Loss from discontinued operations	(1,422)	(4,495)	(18,818)	(5,717)

Net loss	$(1,992)	(25,009)	(11,916)	(60,742)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Comprehensive Loss - Unaudited

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
		(As Revised)		(As Revised)
Net income (loss)	$159	(36,912)	(15,150)	(110,809)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale, net of income tax provision $0 in 2011; $523 and $1,422 for the three and nine months ended September 30, 2010, respectively.	(3,284)	(304)	(8,201)	3,872
Realized (gains) loss reclassified into net loss	(6,959)	249	(6,959)	(2,890)

Other comprehensive (loss) income	(10,243)	(55)	(15,160)	982

Comprehensive loss	(10,084)	(36,967)	(30,310)	(109,827)
Less: Comprehensive loss attributable to noncontrolling interests	(1,455)	(12,412)	(6,845)	(51,177)

Total comprehensive loss attributable to BFC	$(8,629)	(24,555)	(23,465)	(58,650)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statement of Changes in Equity - Unaudited

For the Nine Months Ended September 30, 2011

(In thousands)

							Accumulated Other Compre- hensive Income (Loss)	Total BFC Shareholders’ Equity	Non- controlling Interest in Subsidiaries
	Shares of Common Stock Outstanding		Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit				Total Equity
	Class A	Class B
Balance, December 31, 2010	68,521	6,860	$685	$69	$230,748	$(88,853)	$223	$142,872	$78,256	$221,128
Net loss	—	—	—	—	—	(11,353)		(11,353)	(3,797)	(15,150)
Other comprehensive loss	—	—	—	—	—	—	(12,112)	(12,112)	(3,048)	(15,160)
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	(588)	—	—	(588)	—	(588)
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	707	707
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(563)	—	(563)	—	(563)
Share-based compensation	—	—	—	—	411	—	—	411	—	411

Balance, September 30, 2011	68,521	6,860	$685	$69	$230,571	$(100,769)	$(11,889)	$118,667	$72,118	$190,785

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Nine Months Ended September 30,
	2011	2010
		(As Revised)
Net cash provided by operating activities	$167,797	246,196

Investing activities:
Purchase of tax certificates	(21,604)	(97,285)
Proceeds from redemption of tax certificates	52,161	99,558
Proceeds from the maturities of investment securities	200	7,680
Purchase of securities available for sale	(9,932)	(322,872)
Proceeds from sales of securities available for sale	104,238	92,109
Proceeds from maturities of securities available for sale	263,609	96,420
Purchase of interest-bearing deposits in other financial institutions	—	(47,990)
Proceeds from the maturities of interest bearing deposits	34,003	—
Increase in restricted cash	(2,647)	(2,970)
Redemption of FHLB stock	18,334	3,492
Distributions from unconsolidated affiliates	291	85
Net repayments of loans	306,259	283,226
Proceeds from the sales of loans transferred to held for sale	27,793	29,421
Improvements to real estate owned	—	(945)
Proceeds from sales of real estate owned	21,485	18,899
Proceeds from the sale of assets	—	75,306
Purchases of office property and equipment	(4,552)	(5,455)
Proceeds from the sale of office property and equipment	1,287	507
Net cash outflow from sale of Tampa branches	(257,255)	—

Net cash provided by investing activities	533,670	229,186

Financing activities:
Net decrease in deposits	(246,197)	(115,550)
Net repayments from FHLB advances	(170,020)	(102,068)
Decrease in short term borrowings	(21,804)	(6,323)
Prepayment of bonds payable	—	(661)
Repayment of notes and mortgage notes payable and other borrowings	(156,701)	(256,944)
Proceeds from notes and mortgage notes payable and other borrowings	40,372	84,509
Payments for debt issuance costs	(1,301)	(3,198)
Preferred stock dividends paid	(563)	(563)
Proceeds from issuance of subsidiaries’ common stock to non-BFC shareholders	1,001	5,880
Proceeds from the exercise of BFC stock options	—	2
Non-controlling interest distributions	(4,415)	(5,770)

Net cash used in financing activities	(559,628)	(400,686)

Increase in cash and cash equivalents	141,839	74,696
Cash and cash equivalents at beginning of period	588,846 (a)	316,080
Cash and cash equivalents held for sale	5,850	(4,902)

Cash and cash equivalents at end of period	$736,535 (a)	385,874

(CONTINUED)

BFC Financial Corporation

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Nine Months Ended September 30,
	2011	2010
		(As Revised)
Supplemental cash flow information:
Interest paid on borrowings and deposits	$56,310	74,836
Net income taxes paid (refunds)	1,594	(59,793)
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	49,188	40,942
Long-lived assets held-for-use transferred to assets held for sale	—	1,919
Long-lived assets held-for-sale transferred to assets held for use	—	1,239
Transfers to assets held for sale:
Cash	—	4,902
Office properties and equipment	—	32,307
Securities purchased pending settlement	—	5,239
(Decrease) increase in BFC’s accumulated other comprehensive income, net of taxes	(12,112)	1,529
Net (decrease) increase in BFC shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	(588)	1,772
Net decrease in equity resulting from cumulative effect of change in accounting principle	—	(2,569)

(a)	For purposes of the Statements of Cash Flows, the Company classifies interest bearing deposits in other banks with maturities of 90 days or less as cash equivalents. Therefore, interest bearing deposits with original maturities greater than 90 days totaling $11.6 million and $45.6 million at September 30, 2011 and December 31, 2010, respectively, were excluded from cash equivalents in the Statement of Cash Flows.

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Presentation of Interim Financial Statements

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana Inc. (“Benihana”). BFC also holds interests in other investments and subsidiaries, as described herein. As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” and was historically examined and regulated by the Office of Thrift Supervision (“OTS”). Effective July 21, 2011, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the OTS’ supervisory authority is now held by, and BFC is subject to the supervision of, the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

On October 14, 2011, BankAtlantic Bancorp effected a one-for-five reverse split of its common stock. The reverse stock split did not impact the Company’s equity or voting interest in BankAtlantic Bancorp. Where appropriate, amounts throughout this report have been adjusted to reflect the reverse stock split.

On November 1, 2011, BankAtlantic Bancorp entered into a definitive agreement to sell all of its shares of capital stock of BankAtlantic to BB&T Corporation. On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen, pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, Bluegreen will become a wholly owned subsidiary of BFC. See Note 23 “Subsequent Events” for additional information regarding the proposed transactions.

Generally accepted accounting principles (“GAAP”) require that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen and Woodbridge Holdings, LLC, a wholly-owned subsidiary of BFC (“Woodbridge”), are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At September 30, 2011, we had an approximately 52% ownership and voting interest in Bluegreen and an approximately 53% ownership interest and 75% voting interest in BankAtlantic Bancorp.

Our business activities currently consist of (i) Real Estate and Other and (ii) Financial Services. Since our acquisition of a controlling interest in Bluegreen during November 2009, we have reported the results of our business activities through six segments. Four of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts and Bluegreen Communities, the two segments through which Bluegreen’s business was historically conducted. Our other two segments – BankAtlantic and BankAtlantic Bancorp Parent Company - relate to our Financial Services business activities and include BankAtlantic Bancorp’s results of operations.

As previously disclosed, the Board of Directors of Bluegreen made a determination during June 2011 to seek to sell Bluegreen Communities, or all, or substantially all of its assets. As a consequence, Bluegreen Communities is accounted for as a discontinued operation for all periods in the accompanying financial statements. In addition, the majority of the assets related to Bluegreen Communities are presented separately on the consolidated statement of financial condition as “assets held for sale from discontinued operations.” On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of Bluegreen’s subsidiaries and Southstar Development Partners, Inc. (“Southstar”) providing for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $31.5 million in cash and an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) Southstar receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. See Note 4 for additional information regarding this proposed transaction.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the Company’s consolidated financial condition at September 30, 2011; the consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2011 and 2010; cash flows for the nine months ended September 30, 2011 and 2010; and the changes in consolidated equity for the nine months ended September 30, 2011. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited consolidated financial statements and these notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All significant inter-company balances and transactions have been eliminated in consolidation. As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein. Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

Revisions to Consolidated Financial Statements

On November 16, 2009, we purchased an additional 7.4 million shares of Bluegreen’s common stock. This share purchase increased our ownership interest in Bluegreen to approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding common stock. Accordingly, we are deemed to have a controlling interest in Bluegreen and, under GAAP, Bluegreen’s results are consolidated in our financial statements. The Company accounted for the acquisition of a controlling interest in Bluegreen in accordance with the accounting guidance for business combinations, pursuant to which we were required to evaluate the fair value of Bluegreen’s assets and liabilities as of the acquisition date. As previously disclosed, the allocation of the purchase price was based on preliminary estimates of the fair value of Bluegreen’s inventory and contracts, and was subject to change within the measurement period as valuations were finalized. Additionally, any offset relating to amortization/accretion was also retrospectively adjusted in the appropriate periods. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, during the fourth quarter of 2010, the Company finalized its valuations and adjusted the preliminary values assigned to the assets and liabilities of Bluegreen in order to reflect additional information obtained since the November 16, 2009 share acquisition date. These changes resulted in the following adjustments at December 31, 2009: a decrease in real estate inventory of approximately $6.9 million; an increase in other assets of approximately $3.5 million; an increase in other liabilities of approximately $4.1 million; and a decrease in deferred income taxes of approximately $7.1 million. Such adjustments resulted in a decrease to the “bargain purchase gain” related to the share acquisition for the year ended December 31, 2009 from $183.1 million to $182.8 million. The Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2010 were revised to reflect the impact of the amortization/accretion associated with the above adjustments which resulted in a decrease to the net loss for the three and nine months ended September 30, 2010 of approximately $162,000 and $438,000, respectively, compared to the previously reported amounts.

Additionally, during the fourth quarter of 2010, management identified certain errors in its previously reported financial statements for 2010 and 2009. Because these errors were not material to the Company’s financial statements for 2010 or 2009, individually or in the aggregate, the Company revised its previously reported 2010 first, second and third quarter financial statements and its 2009 annual financial statements. These adjustments related to the following: the recognition of interest income associated with the notes receivable which for accounting purposes are treated as having been acquired by BFC in accordance with the accounting guidance for Loans and Debt Securities with Deteriorated Credit Quality; an adjustment to the provision for loan losses for those notes receivable; interest expense recognition for notes payable of certain defaulted debt at Woodbridge’s subsidiaries, Core Communities, LLC (“Core” or “Core Communities”) and Carolina Oak Homes, LLC (“Carolina Oak”), at the defaulted interest rate, where the stated interest rate was previously used; the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income; and an adjustment to deferred taxes related to an impairment to real estate inventory which was recorded after November 16, 2009 and accounted for as a temporary difference, which should have been included in the determination of deferred taxes at the acquisition date, as part of the Bluegreen purchase price allocation.

The Company’s financial statements for the three and nine months ended September 30, 2010 contained herein reflect the adjustments and revisions described above. The Company has presented the impact of these adjustments and revisions as comparable periods for each quarter and year to date in its Quarterly Reports on Form 10-Q during the current year. The quarterly period adjustments and revisions were also previously disclosed in Note 40 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following table summarizes the quarterly results for the three and nine months ended September 30, 2010 as it was previously reported and as revised (in thousands):

	For the Three Months Ended September 30, 2010		For the Nine Months Ended September 30, 2010
	(As Revised)	(As Previously Reported)	(As Revised)	(As Previously Reported)
Revenues (1)	$176,658	183,904	513,608	519,147
Costs and expenses (2)	203,524	224,576	607,038	646,465

	(26,866)	(40,672)	(93,430)	(127,318)
Loss on settlement of investment in subsidiary	—	—	(1,135)	(1,135)
Equity in earnings from unconsolidated affiliates	317	317	786	786
Other income	498	498	2,135	2,451

Loss from continuing operations before income taxes	(26,051)	(39,857)	(91,644)	(125,216)
Less: Provision (benefit) for income taxes (3)	2,218	(996)	5,896	(5,195)

Loss from continuing operations	(28,269)	(38,861)	(97,540)	(120,021)
(Loss) income from discontinued operations, net of income tax	(8,643)	—	(13,269)	2,465

Net loss	(36,912)	(38,861)	(110,809)	(117,556)
Less: Net loss attributable to noncontrolling interests (4)	(12,091)	(11,239)	(50,630)	(52,919)

Net loss attributable to BFC	(24,821)	(27,622)	(60,179)	(64,637)
Preferred Stock dividends	(188)	(188)	(563)	(563)

Net loss allocable to common stock	$(25,009)	(27,810)	(60,742)	(65,200)

Basic (Loss) Earnings per Common Share
Loss per share from continuing operations	$(0.27)	(0.37)	(0.73)	(0.90)
Earnings (loss) per share from discontinued operations	(0.06)	—	(0.08)	0.03
Net loss per common share	$(0.33)	(0.37)	(0.81)	(0.87)
Diluted (Loss) Earnings per Common Share
Loss per share from continuing operations	$(0.27)	(0.37)	(0.73)	(0.90)
Earnings (loss) per share from discontinued operations	(0.06)	—	(0.08)	0.03
Net loss per common share	$(0.33)	(0.37)	(0.81)	(0.87)

1)	Includes revisions for Bluegreen’s notes receivable which for accounting purposes are treated as having been acquired by us. These revisions related to the provision for loan losses and recognition of interest income in accordance with the accounting guidance for Loans and Debt Securities with Deteriorated Credit Quality. The revisions decreased revenues by approximately $3.1 million for the three months ended September 30, 2010 and increased revenues by approximately $7.1 million for the nine months ended September 30, 2010.
2)	Includes certain revisions related to the interest rates used in the calculation of interest expense on defaulted notes payable at Core Communities and Carolina Oak and revisions related to the subsequent amortization of adjustments of real estate inventory and certain contracts in connection with the Bluegreen share purchase from the measurement period. These revisions resulted in a decrease to costs and expenses of $3.5 million and $1.3 million for the three and nine months ended September 30, 2010, respectively.
3)	Includes tax adjustments as they relate to the revisions noted above and the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income at BankAtlantic Bancorp and BFC, which resulted in a net increase of $1.6 million in the tax benefit for the three months ended September 30, 2010 and a net decrease of $1.6 million in the tax benefit for the nine months ended September 30, 2010.
4)	As a result of the revisions noted above, the net loss attributable to noncontrolling interests increased by $0.9 million for the three months ended September 30, 2010 and decreased by $2.3 million for the nine months ended September 30, 2010.

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

(in thousands)	As Reported As of December 31, 2010		As Corrected As of December 31, 2010
Loan-to-value ratios	Residential Interest Only	Residential Amortizing	Residential Interest Only	Residential Amortizing
Ratios not available	$—	78,031	59,520	185,610
=<60%	107,063	144,744	47,605	145,075
60.1% - 70%	118,679	103,891	33,005	49,732
70.1% - 80%	290,840	309,925	37,808	48,586
80.1% - 90%	17,055	23,982	47,574	47,039
>90.1%	16,609	13,212	324,734	197,743

Total	$550,246	673,785	550,246	673,785

2.	Regulatory and Liquidity Considerations

BFC

Regulatory Considerations

As described above, BFC, due to its position as the controlling shareholder of BankAtlantic Bancorp, is a “unitary savings bank holding company” and, as such, was historically examined and regulated by the OTS. Effective July 21, 2011, the Federal Reserve, pursuant to the Dodd-Frank Act, assumed the supervisory authority previously held by the OTS.

BFC, on a parent company only basis, had previously committed that it would not, without the prior written non-objection of the OTS, (i) incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt, except as contemplated by BFC’s business plan or in connection with BankAtlantic’s compliance requirements applicable to it; (ii) declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter or (iii) enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices. Additionally, on June 30, 2011, the OTS advised BFC that it was not permitted to (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity, or (ii) make dividend payments on its preferred stock, in each case without the prior written non-objection of the OTS. On July 21, 2011, BFC made a formal request to the Federal Reserve, which now has the supervisory authority previously held by the OTS, for a written non-objection to the payment of the dividend on BFC’s outstanding preferred stock for the quarter ended September 30, 2011. BFC subsequently received a written non-objection from the Federal Reserve with respect to such dividend payment. Future dividend payments on BFC’s preferred stock will require the written non-objection of the Federal Reserve.

As described below, BankAtlantic Bancorp and BankAtlantic each entered into Cease and Desist Orders with the OTS during February 2011. (See “BankAtlantic Bancorp and BankAtlantic – Regulatory Considerations” below for a discussion regarding the terms of the Cease and Desist Orders.) Based on its ownership interest in BankAtlantic Bancorp, BFC may in the future be required to enter into a Cease and Desist Order with the Federal Reserve addressing its ownership and oversight of those companies. If BankAtlantic Bancorp completes the sale of its share of capital stock of BankAtlantic to BB&T Corporation, which sale is subject to regulatory approvals and other closing conditions, these regulatory requirements may no longer be applicable to BFC.

Liquidity Considerations

Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash, including tax refunds received as a result of tax law changes and short-term investments. We expect to receive a $7.5 million tax refund, net of amounts payable under the settlement agreement related to the bankruptcy filing of Levitt and Sons LLC and substantially all of its subsidiaries, as discussed in Note 15 below.

We intend to use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the years ended December 31, 2010 or 2009, or during the nine months ended September 30, 2011.

During June 2011, BFC acquired an aggregate of 2.7 million shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscriptions rights granted to it in BankAtlantic Bancorp’s rights offering that commenced on May 16, 2011 and expired on June 16, 2011. The aggregate purchase price for the 2.7 million shares purchased was $10.0 million. During June and July 2010, BFC acquired an aggregate of 2.0 million shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscription rights granted to it in BankAtlantic Bancorp’s rights offering that commenced on June 14, 2010 and expired on July 20, 2010. The aggregate purchase price for the 2.0 million shares purchased at that time was $15.0 million. See Note 3 for additional information. The share amounts set forth in this paragraph have been adjusted to reflect BankAtlantic Bancorp’s one-for-five reverse stock split which was effected on October 14, 2011, as discussed above.

Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp. BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock without first receiving the written non-objection of the Federal Reserve. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. While BankAtlantic Bancorp can end the deferral period at any time, BankAtlantic Bancorp has indicated that it anticipates that it may continue to defer such interest payments for the foreseeable future. However, under the stock purchase agreement entered into with BB&T Corporation, BankAtlantic Bancorp agreed to pay all previously deferred interest payments and accrued interest to the holders of its outstanding trust preferred securities following the closing of the transaction. Furthermore, BFC has not to date received cash dividends from Bluegreen and certain of Bluegreen’s credit facilities contain terms which may limit the payment of cash dividends, and Bluegreen may only pay dividends subject to declaration by its Board of Directors, a majority of whom are independent directors under the listing standards of the New York Stock Exchange.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including tax refunds and, if determined to be advisable, proceeds from the disposition of certain properties or investments, will allow us to meet our anticipated near-term liquidity needs at least through September 30, 2012. With respect to long-term liquidity requirements, we may also, subject to the receipt of any regulatory approvals or non-objection, seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, the issuance of equity and/or debt securities or through the sale of assets; however these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial position.

Woodbridge

The development activities at Carolina Oak, which was within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. Woodbridge was the obligor under a $37.2 million loan that was collateralized by the Carolina Oak property. During November 2009, the lender filed an action against Woodbridge and Carolina Oak alleging default under a promissory note and breach of a guaranty related to the loan. During December 2009, the OTS closed the lender and appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. The FDIC subsequently sold the loan to an investor group (sometimes referred to herein as the “note holder”). Effective April 26, 2011, Woodbridge and Carolina Oak entered into a settlement agreement with the note holder to resolve the disputes and litigation between them. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. On April 26, 2011, the carrying amount of Carolina Oak’s inventory was approximately $10.8 million. In accordance with applicable accounting guidance, the Company recorded a deferred gain on debt settlement of $29.9 million in its Consolidated Statement of Financial Condition as of June 30, 2011. The deferred gain will be recognized into income at the earlier of the conclusion of a foreclosure proceeding or April 25, 2012.

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

During 2010, demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties were located. In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with its various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which was undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and entered into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefor, the lender agreed not to enforce a deficiency judgment against Core and, in

February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry of the consensual judgments of foreclosure. In accordance with the accounting guidance for consolidation, the Company recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. Core received its general release of liability during the first quarter of 2011, and accordingly the deferred gain on settlement of investment in subsidiary was recognized into income during that period. Approximately $27.2 million of the $113.9 million of mortgage loans described above is collateralized by property in South Carolina which had an estimated carrying value of approximately $19.4 million at September 30, 2011. This property is subject to separate foreclosure proceedings which are not expected to commence until later in the fourth quarter of 2011. While Core was released by the lender from any other claims relating to the loans, the applicable accounting guidance requires that the $27.2 million of debt and associated $19.4 million of collateral remain in Core’s financial statements until the foreclosure proceedings have been completed.

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

BankAtlantic Bancorp and BankAtlantic

Regulatory Considerations

On February 23, 2011, BankAtlantic Bancorp Parent Company and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the OTS, the primary regulator for both BankAtlantic Bancorp Parent Company and BankAtlantic on that date. BankAtlantic Bancorp Parent Company and BankAtlantic were historically regulated and subject to regular examination by the OTS. Since July 21, 2011, the regulatory oversight of BankAtlantic Bancorp Parent Company under the Federal Reserve and the regulatory oversight of BankAtlantic is under the Office of the Comptroller of the Currency (“OCC”) as a result of the passage of the Dodd-Frank Act. The Order to Cease and Desist to which BankAtlantic Bancorp Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due to BankAtlantic Bancorp’s losses over the past three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS following its examination. BankAtlantic Bancorp Parent Company submitted written plans to the OTS that addressed, among other things, maintenance and enhancement of BankAtlantic’s capital and its business plan for the year ending December 31, 2011. In addition, under the terms of the Company Order, BankAtlantic Bancorp Parent Company was prohibited from taking certain actions without receiving the prior written non-objection of the Federal Reserve, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. BankAtlantic Bancorp Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.

Pursuant to the terms of the Bank Order, BankAtlantic is required to maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At September 30, 2011, BankAtlantic had a tier 1 (core) capital ratio of 8.29% and a total risk-based capital ratio of 14.96%. Under the terms of the Bank Order, BankAtlantic has revised certain of its plans, programs and policies and submitted to the OTS certain written plans, including a capital plan, a business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. If BankAtlantic fails to comply with the capital plan and/or fails to maintain the increased capital ratio requirements, or upon any written request from the OCC, BankAtlantic is required to submit a contingency plan, which must detail actions which BankAtlantic would, in its case, take to either merge with or be acquired by another banking institution. BankAtlantic will not be required to implement such contingency plan until such time as it receives written notification from the OCC to do so. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OCC. Separately, the OTS confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OCC. The Orders also include certain restrictions on compensation paid to the senior executive officers of BankAtlantic Bancorp Parent Company and BankAtlantic, and restrictions on agreements with affiliates.

BankAtlantic Bancorp Parent Company and BankAtlantic will seek to maintain the higher capital requirements of the Bank Order through efforts that may include the issuance of BankAtlantic Bancorp’s Class A Common Stock through a public or private offering or through initiatives to maintain or improve its regulatory capital position including: operating strategies to increase revenues and to reduce non-interest expenses, asset balances and non-performing loans. There can be no assurance that BankAtlantic Bancorp Parent Company or BankAtlantic will be able to execute these or other strategies in order to maintain BankAtlantic’s new minimum regulatory capital levels.

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

The consummation of the sale of BankAtlantic pursuant to BankAtlantic Bancorp’s November 1, 2011 agreement with BB&T is expected to result in the termination of the requirements and restrictions of both the Company Order and the Bank Order.

Liquidity Considerations

Both BankAtlantic Bancorp Parent Company and BankAtlantic actively manage liquidity and cash flow needs. BankAtlantic Bancorp Parent Company had cash of $2.2. million as of September 30, 2011. BankAtlantic Bancorp Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $74.0 million would be due in December 2013 if interest is deferred until that date. BankAtlantic Bancorp has agreed, pursuant to the November 1, 2011 agreement with BB&T, to pay the outstanding deferred interest (approximately $39.1 million at September 30, 2011) in connection with the closing of the transaction. BankAtlantic Bancorp Parent Company’s operating expenses for the year ended December 31, 2010 were $6.4 million and were $4.0 million during the nine months ended September 30, 2011. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of its lines of credit borrowings with the Federal Home Loan Bank (“FHLB”), as well as the Treasury and Federal Reserve lending programs.

As of September 30, 2011, BankAtlantic had $674 million of cash and short-term investments and approximately $623 million of available unused borrowings, consisting of $547 million of unused FHLB line of credit capacity $41 million of unpledged securities and $35 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time at the discretion of the issuing institution or based on the availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease. Based on current and expected liquidity needs and sources, BankAtlantic Bancorp expects to be able to meet its obligations at least through September 30, 2012.

3.	Acquisitions and Dispositions

Bluegreen Share Acquisition

As described above, on November 16, 2009, we purchased approximately 7.4 million shares of the common stock of Bluegreen for an aggregate purchase price of approximately $23 million, increasing our interest from 9.5 million shares, or 29%, of Bluegreen’s common stock to 16.9 million shares, or 52%, of Bluegreen’s common stock. As a result, we hold a controlling interest in Bluegreen and, under GAAP, consolidate Bluegreen and all of Bluegreen’s consolidated entities into our financial statements. See Revisions to Consolidated Financial Statements under Note 1 above for a discussion regarding adjustments made to our previously reported financial statements resulting from the finalization during the fourth quarter of 2010 of our valuation of Bluegreen’s assets and liabilities as of the November 16, 2009 share acquisition date.

Purchases of BankAtlantic Bancorp’s Class A Common Stock

As previously disclosed, BFC acquired an aggregate of approximately 2.0 million and 2.7 million shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the rights offerings conducted by BankAtlantic Bancorp during 2010 and 2011, respectively. The aggregate purchase price paid by BFC for such shares was $15.0 million in the 2010 rights offering and $10.0 million in the 2011 rights offering. The shares acquired in the 2010 and 2011 rights offerings increased BFC’s ownership interest in BankAtlantic Bancorp in the aggregate by approximately 16% to 53% and increased BFC’s voting interest in the aggregate by approximately 9% to 75%.

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

Sale of Tampa Branches and Related Facilities by BankAtlantic

In August 2010, BankAtlantic announced that it had decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 branches located in the Tampa, Florida area. In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and on June 3, 2011, BankAtlantic completed the Tampa branch sale. The purchasing financial institution paid a 10% premium for the deposits plus the net book value of the acquired real estate and substantially all of the fixed assets associated with the branches and facilities.

The following summarizes the assets sold, liabilities transferred and cash outflows associated with the branches and facilities sold (in thousands):

Amount
Assets Sold:
Property and equipment	$28,626

Total assets sold	28,626

Liabilities Transferred:
Deposits	324,320
Other liabilities	183

Total liabilities transferred	324,503

Net liabilities transferred	(295,877)
Gain on sale of Tampa branches, net of transaction costs of $1,993	38,622

Net cash outflows from sale of branches	$(257,255)

The assets and liabilities associated with the Tampa branches as of December 31, 2010 were as follows (in thousands):

ASSETS
Cash and cash equivalents	$5,850
Office properties and equipment	31,484

Total assets held for sale	$37,334

LIABILITIES
Interest bearing deposits	$255,630
Non-interest bearing deposits	85,516

Total deposits	341,146
Accrued interest payable	87

Total liabilities held for sale	$341,233

4.	Discontinued Operations

On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. Based on its analysis of information and the available options presented to it, on June 30, 2011, Bluegreen’s Board of Directors made the determination to seek to sell Bluegreen Communities or all or substantially all of its assets. As a consequence, Bluegreen determined that Bluegreen Communities met the criteria for classification as discontinued operations and, accordingly, the operating results of Bluegreen Communities, which prior to June 30, 1011 were presented as a separate reporting segment, are included in discontinued operations in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010. In addition, the assets related to Bluegreen Communities are presented separately on the Consolidated Statements of Financial Condition as “assets held for sale from discontinued operations.” The assets held for sale from discontinued operations primarily consist of Bluegreen Communities real estate assets valued on our books at $30.3 million and $83.8 million as of September 30, 2011 and December 31, 2010, respectively. The decrease in the carrying amount of the assets held for sale is primarily the result of a $53.8 million non-cash charge recorded during the nine months ended September 30, 2011 to write down the value of Bluegreen Communities’ assets to its estimated fair value less cost to sell. The fair value as of September 30, 2011 of Bluegreen Communities’ assets held for sale was derived based on the sales price under the Purchase and Sale Agreement (Level 3 inputs), discussed below.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of Bluegreen’s subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $31.5 million in cash. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. As the transaction is an asset sale, liabilities not assumed by Southstar under the agreement and liabilities related to Bluegreen Communities’ operations prior to the closing of the transaction will be retained by Bluegreen’s subsidiaries.

Southstar has delivered two cash deposits totaling $300,000 under the terms of the agreement, $50,000 of which was deemed earned under the agreement and paid to us and $250,000 of which is being held in escrow pending closing. Under the terms of the agreement, Southstar is entitled to have a portion of its deposit refunded to it under certain limited circumstances, including if there is a breach of the agreement by one or more of our subsidiaries which is not cured within the applicable cure period, and upon certain casualty and condemnation events. On November 4, 2011, the agreement was amended to increase the non-refundable portion of Southstar’s initial $300,000 deposit to $150,000, to expressly note the satisfaction of certain of the closing conditions and to provide Southstar with additional time to complete its due diligence and pay an additional $200,000 deposit. On November 9, 2011, Southstar confirmed that it had completed its remaining title and survey due diligence and paid the additional $200,000 deposit. The parties have outlined a process to complete due diligence, and determine remediation, if necessary, on one potential environmental issue.

The agreement contains certain representations and warranties on the part of Bluegreen’s subsidiaries and Southstar which Bluegreen believes to be customary for transactions of this nature, as well as certain covenants, including non-competition and other restrictive covenants. The closing of the transaction remains subject to the parties’ receipt of all required consents and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. The agreement provides for the transaction to be consummated on a date no earlier than December 2, 2011 and no later than February 3, 2012; provided that the closing may be accelerated upon mutual agreement of the parties or extended until a date no later than March 5, 2012 to the extent necessary for all required consents to the transfer of certain operating contracts related to Bluegreen Communities’ business to be obtained. Southstar has advised Bluegreen that it needs to obtain debt and/or equity financing in order to close the transaction, but obtaining such financing is not a closing condition. There can be no assurance that the transaction will be consummated on the contemplated terms, including in the contemplated time frame, or at all. As described below in Note 11, certain of the assets contemplated to be sold in the transaction serve as collateral for the H4BG Communities Facility, which had an outstanding balance of approximately $25.5 million as of September 30, 2011. Under the terms of the facility, the entire amount of such debt and a $2.0 million deferred fee would be required to be repaid in connection with the consummation of the transaction.

In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (sometimes referred to herein as the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Accordingly, the results of operations for the Projects are included in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2010 as discontinued operations. On June 10, 2010, Core sold the Projects to Inland Real Estate Acquisition, Inc. (“Inland”) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. In connection with the sale and as a result of negotiations with the lender, the outstanding balance of the loans related to the assets held for sale was reduced to approximately $800,000. Core used the proceeds from the sale to repay these loans and was released from its obligations to the lender with respect to the loans.

The following table summarizes the results from discontinued operations of Bluegreen Communities during the three and nine months ended September 30, 2011 and 2010 and Core Communities for the nine months ended September 30, 2010. Core Communities ceased operations during the second quarter of 2010. Therefore, no comparative information is included for Core Communities for the three and nine months ended September 30, 2011 or for the three months ended September 30, 2010.

	For the Three Months Ended September 30,
	Bluegreen Communities
(In thousands)	2011	2010
Revenues	$2,559	3,288

	2,559	3,288

Costs and Expenses:
Loss on assets held for sale	1,747	—
Other costs and expenses (2)	4,656	15,703
Interest expense (3)	733	1,078

	7,136	16,781

Loss from discontinued operations before income taxes	(4,577)	(13,493)
Less: Benefit for income taxes	(1,842)	(4,850)

Loss from discontinued operations	$(2,735)	(8,643)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
(In thousands)	Bluegreen Communities	Bluegreen Communities	Core	Total
Revenues	$12,452	9,556	2,951	12,507
Gain on sale of assets	—	—	2,617	2,617

	12,452	9,556	5,568	15,124

Costs and Expenses:
Loss on assets held for sale (1)	54,480	—	—	—
Other costs and expenses (2)	14,724	31,427	3,103	34,530
Interest expense (3)	2,265	3,366	—	3,366

	71,469	34,793	3,103	37,896

(Loss) income from discontinued operations before income taxes (1)	(59,017)	(25,237)	2,465	(22,772)
Less: Benefit for income taxes	(22,828)	(9,503)	—	(9,503)

(Loss) income from discontinued operations (1)	$(36,189)	(15,734)	2,465	(13,269)

(1)	Loss from discontinued operations during the nine months ended September 30, 2011 includes Bluegreen Communities’ loss on assets held for sale of approximately $54.5 million, resulting from the $53.8 million non-cash charge described above. While fair value was derived from the sale price under the Purchase and Sale Agreement described above, the transaction may not be consummated on the contemplated terms or at all. As a result, additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of assets held for sale are materially different from their estimated fair value.
(2)	Cost of discontinued operations during the three and nine months ended September 30, 2010 includes Bluegreen Communities non-cash impairment charges of approximately $8.7 million and $11.7 million, respectively, to write down certain phases of completed Bluegreen Communities properties to their estimated fair value less costs to sell at that time. This charge was incurred as a result of continued low sales volumes, reduced prices and the impact of reduced sales on the forecasted sellout period of the projects.
(3)	Relates primarily to interest expense on Bluegreen’s H4BG Communities Facility.

5.	Fair Value Measurement

The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
Description	September 30, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$12,384	—	12,384	—
REMICs (1)	38,833	—	38,833	—
Municipal bonds	31,303	—	31,303	—
Taxable securities	640	—	640	—
Benihana Convertible Preferred Stock	8,475	—	8,475	—
Benihana Common Stock	5,111	5,111	—	—
Other equity securities	1,491	1,491	—	—

Total	$98,237	6,602	91,635	—

		Fair Value Measurements Using
Description	December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$112,042	—	112,042	—
REMICs(1)	68,841	—	68,841	—
Agency bonds	60,143	—	60,143	—
Municipal bonds	162,123	—	162,123	—
Taxable securities	19,922	—	19,922	—
Foreign currency put options	24	24	—	—
Benihana Convertible Preferred Stock	21,106	—	—	21,106
Other equity securities	20,819	20,819	—	—

Total	$465,020	20,843	423,071	21,106

(1)	Real estate mortgage investment conduits (“REMICs”) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.

There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements at September 30, 2011 or December 31, 2010.

During the three months ended September 30, 2011, the Company had no major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). For the three months ended September 30, 2010, the following table presents the major categories of assets measured at fair value using Level 3 inputs (in thousands):

	For the Three Months Ended September 30, 2010
	Other Bonds	Benihana Convertible Preferred Stock	Total
Beginning Balance	$250	20,159	20,409
Total gains and losses (realized/unrealized)
Included in earnings	—	—	—
Included in other comprehensive income	—	1,234	1,234
Purchases, issuances, and settlements	(250)	—	(250)
Transfers in and/or out of Level 3	—	—	—

Balance at September 30, 2010	$—	21,393	21,393

The following tables present major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010 (in thousands):

Nine Months Ended September 30, 2011
Benihana Convertible Preferred Stock
Beginning Balance	$21,106
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive loss	(155)
Purchases, issuances, and settlements (1)	(5,238)
Transfers in and/or out of Level 3 (1)	(15,713)

Balance at September 30, 2011	$—

(1)	During May and July 2011, BFC exercised its right to convert 200,000 shares and 100,000 shares, respectively, of Convertible Preferred Stock of Benihana into shares of Benihana’s Common Stock. In connection with the May 2011 conversion, effective for the quarter ended June 30, 2011, we began to assess the value of our investment in Benihana’s Convertible Preferred Stock, as if converted, by using the market approach with Level 2 measurements instead of the income approach with Level 3 measurements which we historically used. During October 2011, BFC converted its remaining 500,000 shares of Convertible Preferred Stock of Benihana in to shares of Benihana’s Common Stock. See below for further information about our investment in Benihana.

	For the Nine Months Ended September 30, 2010
	Retained Interests in Notes Receivable Sold	Other Bonds	Benihana Convertible Preferred Stock	Total
Beginning Balance	$26,340	250	17,766	44,356
Total gains and losses (realized/unrealized)
Included in earnings	—	—	—	—
Cumulative effect of change in accounting principle (1)	(26,340)	—	—	(26,340)
Included in other comprehensive income	—	—	3,627	3,627
Purchases, issuances, and settlements	—	(250)	—	(250)
Transfers in and/or out of Level 3	—	—	—	—

Balance at September 30, 2010	$—	—	21,393	21,393

(1)	Retained interests in notes receivable sold were eliminated upon a change in accounting principle.

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

During 2004, BFC purchased 800,000 shares of Benihana Convertible Preferred Stock for $25.00 per share. The Convertible Preferred Stock was convertible into Benihana’s Common Stock at a conversion price of $12.67 per share of Convertible Preferred Stock. BFC received quarterly dividends on its Convertible Preferred Stock at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. During May 2011 and July 2011, we converted a total of 300,000 shares of Convertible Preferred Stock of Benihana into 595,049 shares of Benihana’s Common Stock. On October 7, 2011, we converted the remaining 500,000 shares of Benihana’s Convertible Preferred Stock we held into 987,528 shares of Benihana’s Common Stock. In connection with the May 2011 conversion, effective for the quarter ended June 30, 2011, we began to assess the value of our investment in Benihana’s Convertible Preferred Stock by using the market approach with Level 2 inputs, as if converted to Common Stock, instead of the income approach with Level 3 inputs. At September 30, 2011, the market value of the 500,000 shares of Benihana’s Convertible Preferred Stock then owned by BFC, if converted to shares of Common Stock, was approximately $8.5 million, and the market value of the 595,049 shares of Benihana’s Common Stock owned by BFC at that date was approximately $5.1 million. The estimated fair value of our investment in Benihana’s Convertible Preferred Stock and Common Stock was based on the $8.59 per share closing price of Benihana’s Common Stock on the NASDAQ on September 30, 2011. As previously disclosed, these conversions were effected for the purpose of facilitating shareholder approval of Benihana’s currently outstanding proposal to reclassify each share of its Class A Common Stock into one share of its Common Stock. We strongly support Benihana’s reclassification proposal and we intend to vote all shares of Benihana’s Common Stock owned by us in favor of the reclassification as of the date of this filing. We currently own an aggregate of 1,582,577 shares of Benihana’s Common Stock, representing an approximately 20% voting interest and an approximately 9% economic interest in Benihana.

Other equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2) with inputs obtained from independent pricing sources, if available. Also non-binding broker quotes are obtained to validate fair values obtained from matrix pricing.

The fair value of foreign currency put options was obtained using the market approach and quoted market prices using Level 1 inputs as of December 31, 2010.

The following tables present major categories of assets measured at fair value on a non-recurring basis as of September 30, 2011 and 2010 (in thousands):

	Fair Value Measurements Using
Description	September 30, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments For the Nine Months Ended September 30, 2011 (1)
Loans measured for impairment using the fair value of the underlying collateral	$244,765	—	—	244,765	33,641
Impaired real estate owned	72,601	—	—	72,601	12,294
Impaired real estate held for sale	4,145	—	—	4,145	353
Impaired loans held for sale	39,110	—	—	39,110	6,190

Total	$360,621	—	—	360,621	52,478

		Fair Value Measurements Using
Description	September 30, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments For the Nine Months Ended September 30, 2010 (1)
Loans measured for impairment using the fair value of the underlying collateral	$304,275	—	—	304,275	$93,649
Impaired real estate assets held for sale	13,964	—	—	13,964	4,469
Impaired real estate owned	10,437	—	—	10,437	1,864
Impaired real estate held for development and sale	3,490	—	—	3,490	1,532

Total	$332,166	—	—	332,166	$101,514

(1)	Total impairments represent the amount recognized during the nine months ended September 30, 2011 on assets that were held and measured at fair value as of September 30, 2011 and September 30, 2010.

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

Impaired Real Estate Owned and Impairment of Real Estate Held for Sale

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

Financial Disclosures about Fair Value of Financial Instruments

The following table presents information for financial instruments at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from other banks	$173,694	173,694	178,868	178,868
Interest bearing deposits in other banks	574,398	574,398	455,538	455,538
Restricted cash	64,896	64,896	62,249	62,249
Securities available for sale	98,237	98,237	465,020	465,020
Investment securities	181	181	2,033	2,033
Tax certificates	56,268	62,805	89,789	90,738
Federal Home Loan Bank stock	25,223	25,223	43,557	43,557
Loans receivable including loans held for sale, net	2,585,518	2,298,160	3,039,486	2,689,890
Notes receivable	534,400	590,000	574,969	619,000

Financial liabilities:
Deposits	$3,321,779	3,320,917	3,891,190	3,893,807
Advances from FHLB	—	—	170,000	170,038
Securities sold under agreements to repurchase and other short term borrowings	960	960	22,764	22,764
Receivable-backed notes payable	495,518	491,880	569,214	560,728
Notes and mortgage notes payable and other borrowings	164,141	162,679	239,571	224,866
Junior subordinated debentures	473,396	264,981	461,568	220,080

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs, the Company or its subsidiaries may not receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity. Management’s estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Interest bearing deposits in other banks other than BankAtlantic at September 30, 2011 include $11.6 million of certificates of deposit guaranteed by the FDIC with maturities of less than one year. Due to the FDIC guarantee and the short-term maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

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

The estimated fair values of notes and mortgage notes payable and other borrowings, including receivable-backed notes payable, were determined by discounting the net cash flows to be used to repay the debt.

In determining the fair value of BankAtlantic Bancorp’s junior subordinated debentures, BankAtlantic Bancorp used NASDAQ price quotes available with respect to its $71.9 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $261.4 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no trading markets, sales history, liquidity or readily determinable source for valuation. BankAtlantic Bancorp has deferred the payment of interest with respect to all of its junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at September 30, 2011 and December 31, 2010, and as a practical alternative, BankAtlantic Bancorp used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded.

The estimated fair value of Woodbridge’s and Bluegreen’s junior subordinated debentures in the aggregate amount of $122.0 million and $115.7 million as of September 30, 2011 and December 31, 2010, respectively, were based on the discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.

6.	Securities Available for Sale

The following tables summarize securities available for sale (in thousands):

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency securities:
Mortgage-backed securities	$11,590	794	—	12,384
REMICs	37,472	1,361	—	38,833

Total	49,062	2,155	—	51,217

Investment securities:
Municipal bonds	31,298	5	—	31,303
Other bonds	640	—	—	640
Benihana Convertible Preferred Stock	10,184	—	1,709	8,475
Benihana Common Stock	6,281	—	1,170	5,111
Other equity securities	1,326	166	1	1,491

Total investment securities	49,729	171	2,880	47,020

Total	$98,791	2,326	2,880	98,237

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency securities:
Mortgage-backed securities	$105,219	6,823	—	112,042
Agency bonds	60,000	143	—	60,143
REMICs	66,034	2,807	—	68,841

Total	231,253	9,773	—	241,026

Investment securities:
Municipal bonds	162,113	33	23	162,123
Other bonds	19,936	8	22	19,922
Benihana Convertible Preferred Stock	16,426	4,680	—	21,106
Equity securities	20,634	188	3	20,819

Total investment securities	219,109	4,909	48	223,970

Derivatives	24	—	—	24

Total	$450,386	14,682	48	465,020

The following tables show the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Benihana Convertible Preferred Stock	$8,475	(1,709)	—	—	8,475	(1,709)
Benihana Common Stock	5,111	(1,170)	—	—	5,111	(1,170)
Other equity securities	—	—	9	(1)	9	(1)

Total	$13,586	(2,879)	9	(1)	13,595	(2,880)

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$90,413	(23)	—	—	90,413	(23)
Taxable securities	15,155	(22)	—	—	15,155	(22)
Equity securities	—	—	7	(3)	7	(3)

Total	$105,568	(45)	7	(3)	105,575	(48)

The unrealized losses on municipal bonds and taxable securities outstanding less than 12 months were primarily the result of interest rate changes. As of December 31, 2010, BankAtlantic Bancorp expected to receive cash proceeds in an amount equal to its entire investment in municipal bonds and taxable securities upon maturity.

The unrealized loss on BFC’s investment in Benihana Common Stock and Convertible Preferred Stock at September 30, 2011 primarily resulted from BFC’s May and July 2011 conversions of its shares of Convertible Preferred Stock into shares of Common Stock. In connection with the May 2011 conversion, effective for the quarter ended June 30, 2011, BFC began to assess the value of its investment in Benihana Convertible Preferred Stock by using the market approach with Level 2 inputs instead of the income approach with Level 3 inputs. The estimated fair value of our investment in Benihana’s Convertible Preferred Stock and Common Stock was based on the closing price of Benihana’s Common Stock on the NASDAQ on September 30, 2011 of $8.59 per share. The Company did not consider its investment in Benihana to be other-than-temporarily impaired at September 30, 2011. See Note 5 for additional information about our investment in Benihana.

The unrealized losses on other equity securities at September 30, 2011 and December 31, 2010 are insignificant. Accordingly, the Company does not consider these investments other-than-temporarily impaired at September 30, 2011 and December 31, 2010.

Management reviews its investments for other-than-temporary declines in value quarterly. As a consequence of the review during the nine months ended September 30, 2011, a $1.5 million other-than-temporary decline in value was recognized related to a private equity investment in an unrelated financial institution.

The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities Available for Sale
	Amortized Cost	Estimated Fair Value
September 30, 2011 (1)
Due within one year	$31,937	31,942
Due after one year, but within five years	114	115
Due after five years, but within ten years	15,856	16,446
Due after ten years	33,092	34,655

Total	$80,999	83,158

(1)	Scheduled maturities in the above table are based on contractual maturities which may vary significantly from actual maturities due to prepayments.

7.	Loans Receivable

The consolidated loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Commercial non-real estate	$114,962	135,588
Commercial real estate:
Residential	102,933	133,155
Land	25,629	58,040
Owner occupied	88,048	111,097
Other	497,640	592,538
Small Business:
Real estate	188,083	203,479
Non-real estate	94,021	99,190
Consumer:
Consumer - home equity	560,057	604,228
Consumer other	12,867	16,068
Deposit overdrafts	2,061	3,091
Residential:
Residential-interest only	396,961	541,788
Residential-amortizing	582,984	671,948

Total gross loans	2,666,246	3,170,210

Adjustments:
Premiums, discounts and net deferred fees	2,395	1,650
Allowance for loan losses	(130,719)	(162,139)

Loans receivable — net	$2,537,922	3,009,721

Loans held for sale	$47,596	29,765

BankAtlantic Bancorp’s loans held for sale as of September 30, 2011 consisted of $20.6 million of residential loans, $26.5 million of commercial real estate loans and $0.5 million of residential loans originated for sale. Loans held for sale as of December 31, 2010 consisted of $27.9 million of commercial real estate loans transferred from held-for-investment to held-for-sale classification during 2010 and $1.8 million of residential loans originated for sale. BankAtlantic Bancorp transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future. The Company recognized gains of $22,000 and $6,000 on the sale of loans held for sale for the three and nine months ended September 30, 2011, respectively compared to $28,000 and $169,000 of gains on the sale of loans held for sale during the three and nine months ended September 30, 2010, respectively.

The recorded investment (unpaid principal balance less charge offs and deferred fees) of non-accrual loans receivable and loans held for sale was (in thousands):

Loan Class	September 30, 2011	December 31, 2010
Commercial non-real estate	$18,250	17,659
Commercial real estate:
Residential	73,231	95,482
Land	15,345	27,260
Owner occupied	4,300	4,870
Other	106,247	128,658
Small business:
Real estate	10,266	8,928
Non-real estate	1,442	1,951
Consumer	14,202	14,120
Residential:
Residential-interest only	38,044	38,900
Residential-amortizing	43,243	47,639

Total	$324,570	385,467

An age analysis of the past due recorded investment in loans receivable and loans held for sale as of September 30, 2011 and December 31, 2010 was as follows (in thousands):

September 30, 2011	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable (2)
Commercial non-real estate	$1,048	424	16,686	18,158	96,804	114,962
Commercial real estate:
Residential	—	—	43,625	43,625	70,525	114,150
Land	—	—	13,358	13,358	21,410	34,768
Owner occupied	973	—	4,162	5,135	84,386	89,521
Other	—	—	41,119	41,119	463,588	504,707
Small business:
Real estate	2,174	878	8,585	11,637	176,446	188,083
Non-real estate	76	173	90	339	93,682	94,021
Consumer	5,378	4,262	14,203	23,843	551,141	574,984
Residential:
Residential-interest only	4,253	3,742	32,488	40,483	371,441	411,924
Residential-amortizing	3,984	5,393	43,711	53,088	543,250	596,338

Total	$17,886	14,872	218,027	250,785	2,472,673	2,723,458

December 31, 2010	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable (2)
Commercial non-real estate	$—	—	13,498	13,498	122,090	135,588
Commercial real estate:
Residential	4,700	—	53,791	58,491	84,325	142,816
Land	—	—	23,803	23,803	34,237	58,040
Owner occupied	—	—	3,862	3,862	107,235	111,097
Other	—	6,043	54,940	60,983	551,472	612,455
Small business:
Real estate	1,530	2,059	6,670	10,259	193,220	203,479
Non-real estate	—	67	25	92	99,098	99,190
Consumer	6,396	6,009	14,120	26,525	596,862	623,387
Residential:
Interest only	4,907	6,164	38,900	49,971	500,275	550,246
Amortizing	6,091	5,926	47,487	59,504	614,281	673,785

Total	$23,624	26,268	257,096	306,988	2,903,095	3,210,083

(1)	BankAtlantic Bancorp had a $2.5 million commercial non- real estate loan greater than 90 days past due and accruing interest as of September 30, 2011. BankAtlantic Bancorp had no loans greater than 90 days past due and accruing interest as of December 31, 2010.
(2)	As of September 30, 2011 and December 31, 2010, total loans receivable exclude purchase accounting adjustments of $7.2 million and $8.5 million, respectively, in connection with BFC’s acquisitions of shares of BankAtlantic Bancorp’s Class A Common Stock during 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

The activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$11,017	68,054	9,853	24,999	23,720	137,643
Charge-offs:	(7,563)	(5,787)	(2,321)	(6,555)	(3,489)	(25,715)
Recoveries:	1	21	316	644	543	1,525
Provision:	7,770	6,122	109	3,858	42	17,901
Transfer to held for sale:	—	(635)	—	—	—	(635)

Ending balance	$11,225	67,775	7,957	22,946	20,816	130,719

Ending balance individually evaluated for impairment	$9,791	49,380	821	1,519	5,661	67,172
Ending balance collectively evaluated for impairment	1,434	18,395	7,136	21,427	15,155	63,547

Total	$11,225	67,775	7,957	22,946	20,816	130,719

Loans receivables:
Ending balance individually evaluated for impairment	$20,989	280,082	18,956	27,167	64,390	411,584
Ending balance collectively evaluated for impairment	$93,973	434,168	263,148	547,818	922,776	2,261,883

Total (1)	$114,962	714,250	282,104	574,985	987,166	2,673,467

Purchases of loans	$—	—	—	—	—	—

Proceeds from loan sales	$—	—	—		2,823	2,823

Transfer to held for sale	$—	6,242	—	—	—	6,242

(1)	Total loans receivable exclude purchase accounting adjustments of $7.2 million in connection with BFC’s acquisitions of shares of BankAtlantic Bancorp’s Class A Common Stock during 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

The activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-offs:	(8,151)	(31,939)	(6,942)	(20,748)	(17,267)	(85,047)
Recoveries:	849	814	829	1,544	1,109	5,145
Provision:	7,741	17,291	2,556	10,107	18,727	56,422
Transfer to held for sale:	—	(2,250)	—	—	(5,690)	(7,940)

Ending balance	$11,225	67,775	7,957	22,946	20,816	130,719

Purchases of loans	$—	—	—	—	13,680	13,680

Proceeds from loan sales	$—	27,793	—	—	15,546	43,339

Transfer to held for sale	$—	37,136	—	—	25,072	62,208

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 was as follows (in thousands):

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Balance, beginning of period	$187,862	187,218

Loans charged-off	(27,309)	(107,899)
Recoveries of loans previously charged-off	984	2,910

Net charge-offs	(26,325)	(104,989)
Provision for loan losses	24,410	103,718

Balance, end of period	$185,947	185,947

Impaired Loans — Loans are considered impaired when, based on current information and events, BankAtlantic Bancorp believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated as part of BankAtlantic Bancorp’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all criticized loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral less cost to sell if the loan is collateral dependent. BankAtlantic Bancorp generally measures loans for impairment using the fair value of collateral less cost to sell method. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.

Impaired loans as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of September 30, 2011			As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded:
Commercial non-real estate	$16,858	16,858	9,791	16,809	16,809	9,850
Commercial real estate:
Residential	72,235	91,117	23,789	81,731	87,739	21,298
Land	4,430	4,430	1,599	15,209	15,209	8,156
Owner occupied	—	—	—	1,695	1,695	335
Other	101,646	102,148	23,992	95,693	96,873	33,197
Small business:
Real estate	6,855	6,855	93	2,602	2,602	1,733
Non-real estate	1,354	1,354	728	1,779	1,779	1,203
Consumer	17,513	18,866	1,519	3,729	5,029	1,791
Residential:
Residential-interest only	13,787	17,748	2,594	31,805	39,451	6,741
Residential-amortizing	16,269	20,463	3,067	24,619	28,712	5,293

Total with allowance recorded	$250,947	279,839	67,172	275,671	295,898	89,597

With no related allowance recorded:
Commercial non-real estate	$5,079	5,667	—	1,497	1,497	—
Commercial real estate:
Residential	24,688	65,850	—	44,835	116,092	—
Land	10,915	31,841	—	14,039	43,846	—
Owner occupied	5,738	6,728	—	3,922	3,922	—
Other	81,008	112,960	—	81,370	97,203	—
Small business:
Real estate	10,265	11,845	—	15,727	16,499	—
Non-real estate	480	778	—	172	197	—
Consumer	9,655	12,513	—	23,029	27,146	—
Residential:
Residential-interest only	19,582	32,428	—	7,427	10,078	—
Residential-amortizing	34,196	44,848	—	25,664	31,797	—

Total with no allowance recorded	$201,606	325,458	—	217,682	348,277	—

Commercial non-real estate	$21,937	22,525	9,791	18,306	18,306	9,850
Commercial real estate	300,660	415,074	49,380	338,494	462,579	62,986
Small business	18,954	20,832	821	20,280	21,077	2,936
Consumer	27,168	31,379	1,519	26,758	32,175	1,791
Residential	83,834	115,487	5,661	89,515	110,038	12,034

Total	$452,553	605,297	67,172	493,353	644,175	89,597

Average recorded investment and interest income recognized on impaired loans as of September 30, 2011 were (in thousands):

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial non-real estate	$16,280	35	16,119	220
Commercial real estate:
Residential	80,285	518	84,055	1,432
Land	4,870	—	7,594	—
Owner occupied	945	—	1,938	—
Other	93,735	453	99,475	989
Small business:
Real estate	7,646	—	6,469	—
Non-real estate	1,644	—	1,754	—
Consumer	17,807	—	14,148	—
Residential:
Residential-interest only	12,577	—	18,604	—
Residential-amortizing	15,576	—	17,893	—

Total with allowance recorded	$251,365	1,006	268,049	2,641

With no related allowance recorded:
Commercial non-real estate	$12,823	—	7,517	—
Commercial real estate:
Residential	21,339	87	27,982	387
Land	13,737	—	14,557	—
Owner occupied	5,929	22	4,924	53
Other	81,005	589	80,637	1,700
Small business:
Real estate	9,736	117	11,165	310
Non-real estate	462	11	475	31
Consumer	9,833	106	13,005	319
Residential:
Residential-interest only	21,361	—	17,622	—
Residential-amortizing	34,334	30	31,439	88

Total with no allowance recorded	$210,559	962	209,323	2,888

Commercial non-real estate	$29,103	35	23,636	220
Commercial real estate	301,845	1,669	321,162	4,561
Small business	19,488	128	19,863	341
Consumer	27,640	106	27,153	319
Residential	83,848	30	85,558	88

Total	$461,924	1,968	477,372	5,529

Impaired loans without specific valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate were equal to or greater than the carrying value of the loans, or large groups of smaller-balance homogeneous loans that were collectively measured for impairment. BankAtlantic Bancorp monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of September 30, 2011 was $268.7 million of collateral dependent loans, of which $143.0 million were measured for impairment using current appraisals and $115.2 million were measured by adjusting appraisals greater than six months old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values with respect to 20 loans which did not have current appraisals were adjusted down by an aggregate amount of $4.8 million to reflect the change in market conditions since the appraisal date.

As of September 30, 2011, impaired loans with specific valuation allowances had been previously written down by $30.9 million and impaired loans without specific valuation allowances had been previously written down by $94.7 million. BankAtlantic had commitments to lend $2.6 million of additional funds on impaired loans as of September 30, 2011.

Credit Quality Information

Management of BankAtlantic Bancorp monitors delinquency trends, net charge-off levels of classified loans, impaired loans and general economic conditions nationwide and in Florida in an effort to assess loan credit quality. BankAtlantic Bancorp uses a risk grading matrix to monitor credit quality for commercial and small business loans. Risk grades are assigned to each commercial and small business loan upon origination. The loan officers monitor the risk grades and these risk grades are reviewed periodically by a third party consultant. BankAtlantic Bancorp assigns risk grades on a scale of 1 to 13. A general description of the risk grades is as follows:

Grades 1 to 7 – The loans in these risk grades are generally well protected by the current net worth and paying capacity of the borrower or guarantors or by the fair value, less cost to sell, of the underlying collateral.

Grades 8 to 9 – Not used

Grade 10 – These loans are considered to have potential weaknesses that deserve management’s close attention. While these loans do not expose BankAtlantic Bancorp to immediate risk of loss, if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan.

Grade 11 – These loans are considered to be inadequately protected by the current sound net worth and paying capacity of the borrower or guarantors or by the collateral pledged, if any. Loans in this grade have well-defined weaknesses that jeopardize the liquidation of the loan and there is a distinct possibility that BankAtlantic Bancorp may sustain some credit loss if the weaknesses are not corrected.

Grade 12 – These loans are considered to have all the weaknesses of a Grade 11 with the added characteristic that the weaknesses make collection of BankAtlantic Bancorp’s investment in the loan highly questionable and improbable on the basis of currently known facts, conditions and fair values of the collateral.

Grade 13 – These loans, or portions thereof, are considered uncollectible and of such little value that continuance on the BankAtlantic Bancorp’s books as an asset is not warranted without the establishment of a specific valuation allowance or a charge-off. Such loans are generally charged down or completely charged off.

The following table presents risk grades for commercial and small business loans including loans held for sale as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Commercial Non-Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-real Estate
Risk Grade (1):
Grades 1 to 7	$67,938	16,107	19,423	82,967	236,784	161,946	80,956
Grades 10	10,569	1,334	—	—	89,535	2,910	4,438
Grades 11	36,455	96,709	15,345	6,554	178,388	23,227	8,627

Total	$114,962	114,150	34,768	89,521	504,707	188,083	94,021

December 31, 2010	Commercial Non-Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-real Estate
Risk Grade (1):
Grades 1 to 7	$81,789	16,250	27,387	101,855	314,402	169,979	84,584
Grades 10	12,827	7,572	956	704	119,508	3,098	3,665
Grades 11	40,972	118,994	29,697	8,538	178,545	30,402	10,941

Total	$135,588	142,816	58,040	111,097	612,455	203,479	99,190

(1)	There were no loans risk graded 12 or 13 as of September 30, 2011 or December 31, 2010.

BankAtlantic Bancorp monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of BankAtlantic Bancorp’s residential loans were as follows (in thousands):

	As of September 30, 2011 (1)		As Corrected (3) As of December 31, 2010
Loan-to-value ratios	Residential Interest Only	Residential Amortizing	Residential Interest Only	Residential Amortizing
Ratios not available (2)	$136,460	317,695	59,520	185,610
=<60%	22,307	77,146	47,605	145,075
60.1% - 70%	11,409	32,246	33,005	49,732
70.1% - 80%	26,970	32,947	37,808	48,586
80.1% - 90%	28,799	27,889	47,574	47,039
>90.1%	185,827	109,395	324,734	197,743

Total	$411,772	597,318	550,246	673,785

(1)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.
(2)	Ratios not available consisted of property addresses not in the automated valuation database, and $77.3 million and $78.0 million as of September 30, 2011 and December 31, 2010, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.
(3)	The principal amount of BankAtlantic Bancorp’s residential loans set forth in the table in Note 10 to the Company’s financial statements in the Company’s Form 10-K for the year ended December 31, 2010 were incorrectly identified as reflecting loan-to-value ratios obtained as of the first quarter of 2010 when in fact the amounts instead reflected loan-to-value ratios as of the date of loan origination. The above table labeled “As Corrected” reflects loan-to-value ratios as of December 31, 2010 based on first quarter of 2010 valuations.

BankAtlantic Bancorp monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan-to-value ratios at origination. BankAtlantic Bancorp’s experience indicates that default rates are significantly lower with loans that have lower loan-to-value ratios at origination.

The loan-to-value ratios at loan origination of consumer loans secured by real estate were as follows (in thousands):

	Consumer Home Equity
Loan-to-value ratios	September 30, 2011	December 31, 2010
<70%	$342,109	363,653
70.1% - 80%	99,701	106,180
80.1% - 90%	64,469	72,529
90.1% -100%	41,815	48,537
>100%	11,963	13,329

Total	$560,057	604,228

BankAtlantic Bancorp monitors the credit quality of its consumer non-real estate loans based on loan delinquencies.

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payment until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans were changing monthly payments from interest and principal payments to interest only payments as well as deferring monthly loan payments until the loan maturity date. Commercial real estate and non-real estate loan concessions were primarily below market interest rates based on the risk profile of the loan and extensions of maturity dates. Residential and small business loan concessions were mainly reduction of monthly payments by extending the amortization period and/or deferring monthly payments.

There were no financial effects of consumer and residential troubled debt restructured loans as the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, from the general allowance for those loans that were not already put on nonaccrual status. There was an impact to the allowance for loan losses as a result of the concessions made, which generally results in the expectation of lower future cash flows.

Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, and reassessed all loan modifications effected since January 1, 2011 for identification of troubled debt restructurings under the new guidance. No additional loans were identified as troubled debt restructurings during the nine months ended September 30, 2011 based on the reassessment.

Troubled debt restructurings during the three and nine months ended September 30, 2011 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Number	Recorded Investment	Number	Recorded Investment
Troubled Debt Restructurings
Commercial non-real estate	3	$2,771	6	$4,982
Commercial real estate:
Residential	2	11,822	8	32,565
Land	—	—	—	—
Owner occupied	—	—	1	692
Other	2	1,462	9	52,460
Small business:
Real estate	4	1,314	4	1,314
Non-real estate	—	—	—	—
Consumer	2	111	6	571
Residential:
Residential-interest only	—	—	1	547
Residential-amortizing	7	1,626	19	3,321

Total Troubled Debt Restructured	20	$19,106	54	$96,452

The following table represents the recorded investment of loans that were modified in troubled debt restructurings during the preceding 12 month period and experienced a payment default during the three or nine months ended September 30, 2011 (dollars in thousands):

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Number	Recorded Investment (1)	Number	Recorded Investment (2)
Troubled Debt Restructurings which have subsequently defaulted:
Commercial non-real estate	—	$—	—	$—
Commercial real estate:
Residential	—	—	2	6,869
Land	—	—	1	3,458
Owner occupied	—	—	3	1,473
Other	—	—	1	6,102
Small business:
Real estate	1	598	2	754
Non-real estate	—	—	—	—
Consumer	2	227	11	1,004
Residential:
Residential-interest only	—	—	1	547
Residential-amortizing	1	64	6	1,135

Total Troubled Debt Restructured	4	$889	27	$21,342

(1)	For the three months ended September 30, 2011, the table represents defaults on loans that were first modified between July 1, 2010 and September 30, 2011.
(2)	For the nine months ended September 30, 2011, the table represents defaults on loans that were first modified between January 1, 2010 and September 30, 2011.

BankAtlantic considers a troubled debt restructured loan to have subsequently defaulted when it becomes 31 days past due after the date the loan was restructured.

8.	Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable (in thousands):

	September 30,	December 31,
	2011	2010
Notes receivable, gross	$642,026	712,145
Purchase accounting adjustments	(32,584)	(43,778)

Notes receivable, net of purchase accounting adjustments	609,442	668,367
Allowance for loan losses	(75,042)	(93,398)

Notes receivable, net	$534,400	574,969

Included in the table above are notes receivable which for accounting purposes are treated as having been acquired by BFC based on our November 2009 acquisition of approximately 7.4 million shares of Bluegreen’s Common Stock giving us a controlling interest in Bluegreen. In accordance with applicable accounting guidance for Loans and Debt Securities Acquired with Deteriorated Credit Quality, BFC has elected to recognize interest income on these notes receivable using the expected cash flow method. BFC treated expected prepayments consistently in determining its cash flow which it anticipates to collect, such that the non-accretable difference is not affected and the difference between actual prepayments and expected prepayments shall not affect the non-accretable difference. The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%. As of September 30, 2011 and December 31, 2010, the outstanding contractual unpaid principal balances of these notes receivable were $208.7 million and $250.6 million, respectively. As of September 30, 2011 and December 31, 2010, the carrying amounts of these notes receivable were $176.1 million and $206.9 million, respectively.

The carrying amount of these notes is included in the balance sheet amounts of notes receivable at September 30, 2011 and December 31, 2010. The following is a reconciliation of accretable yield as of September 30, 2011 and December 31, 2010 (in thousands):

Accretable Yield

	September 30,	December 31,
	2011	2010
Balance at December 31, 2010	$85,906	102,665
Accretion	(30,759)	(29,065)
Reclassification from nonaccretable yield	23,955	12,306

Balance at September 30, 2011	$79,102	85,906

All of Bluegreen’s vacation ownership interests (“VOIs”) notes receivable bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.4% and 15.2% at September 30, 2011 and December 31, 2010, respectively. The weighted-average interest rate charged on notes receivable secured by home sites was 7.9% at September 30, 2011 and 7.8% at December 31, 2010. The majority of Bluegreen’s notes receivable secured by homesites bear interest at variable rates.

Bluegreen’s VOI notes receivable are generally secured by properties located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivables are secured by home sites in Georgia, Texas, and Virginia.

Allowance for uncollectible notes receivable

The table below sets forth the activity in the allowance for uncollectible notes receivable during the nine months ended September 30, 2011 (in thousands):

Balance at December 31, 2010 (a)	$93,398
Provision for loan losses	17,813
Write-offs of uncollectible receivables	(36,169)

Balance at September 30, 2011	$75,042

(a)	Allowance for uncollectible notes receivable represents the amount attributable to new loan originations subsequent to the date of our acquisition of a controlling interest in Bluegreen on November 16, 2009.

Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables. In estimating future credit losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes based upon a combination of factors including a static pool analysis, the aging of the respective receivables, current default trends, prepayment rates by origination year, and the FICO scores of the borrowers at the time of origination.

The following table shows the aging of Bluegreen’s VOI notes receivable as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30,	December 31,
	2011	2010
Current	$600,343	655,304
30-59 days	9,483	12,063
60-89 days	6,798	10,228
90 days and over	19,321	27,785
Purchase accounting adjustments	(32,584)	(43,778)

Notes receivable, net of purchase accounting adjustments	603,361	661,602
Allowance for loan losses	(75,042)	(93,398)

Notes receivable, net	$528,319	568,204

9.	Variable Interest Entities – Bluegreen

In accordance with applicable guidance for the consolidation of variable interest entities, (sometimes hereinafter referred to as “VIEs”), Bluegreen analyzes its variable interests, which may consist of loans, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a variable interest entity. Bluegreen’s analysis includes both quantitative and qualitative reviews. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and it bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. Bluegreen also uses qualitative analyses to determine if it must consolidate a variable interest entity as the primary beneficiary.

Bluegreen sells VOI notes receivable originated by Bluegreen Resorts through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction entered into in 2010, which was guaranteed by Bluegreen. These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the notes receivable for a fee. With each securitization, Bluegreen generally retains a portion of the securities. In accordance with applicable accounting guidance currently in effect, Bluegreen has determined these entities to be VIEs and we consolidate the entities into our financial statements as we are the primary beneficiary of the entities.

During the nine months ended September 30, 2011, excluding substitutions of defaulted notes as discussed below, Bluegreen transferred $39.6 million of VOI notes receivable to the VIEs and received cash proceeds of $27.7 million. At September 30, 2011, the principal balance of VOI notes receivable included within the Company’s Consolidated Statement of Financial Condition that were restricted to satisfy obligations of the VIE’s obligations totaled $471.6 million. In addition, approximately $42.9 million of restricted cash was held in accounts for the benefit of the VIEs. Further, at September 30, 2011, the carrying amount of the consolidated liabilities included within the Company’s Consolidated Statement of Financial Condition for these VIEs totaled $399.4 million, comprised of $382.1 million of non-recourse receivable-backed notes payable and $17.3 million of receivable-backed notes payable which is recourse to Bluegreen.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute new notes for a limited amount of defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Repurchases or substitutions by Bluegreen of defaulted notes during the nine months ended September 30, 2011 and 2010 were $18.5 million and $31.7 million, respectively.

10.	Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Land and land development costs	$19,728	28,983
Bluegreen Resorts	211,403	230,346
Other costs	125	554
Land and facilities held for sale	4,145	5,436

Total	$235,401	265,319

Inventory consisted of the combined real estate assets of Bluegreen Resorts, Carolina Oak, Core Communities, BankAtlantic’s residential construction development acquired in 2002, and BankAtlantic’s land and facilities held for sale for BankAtlantic’s store expansion program. During the fourth quarter of 2010, Core relinquished to its lenders title to substantially all of the land Core owned in both Florida and South Carolina and conveyed its ownership interests in several of its subsidiaries. During February 2011, Core was released from any other claims arising from or relating to these loans. However, as described in Note 2, land and land development costs include $19.4 million related to certain assets within Core’s South Carolina property which are subject to separate foreclosure proceedings that are not expected to commence until later in the fourth quarter of 2011.

Completed inventory is carried at the lower of i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes plus other costs incurred during construction, or ii) estimated fair value, less costs to sell.

11.	Debt

Woodbridge

On April 26, 2011, Woodbridge and Carolina Oak entered into a settlement agreement with a note holder to resolve the disputes and litigation between them relating to an approximately $37.2 million loan which was collateralized by property owned by Carolina Oak. See Note 2 for additional information regarding the settlement agreement.

Core

During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Approximately $27.2 million of the $113.9 million of mortgage loans is collateralized by property in South Carolina which had an estimated carrying value of approximately $19.4 million at September 30, 2011. This property is subject to separate foreclosure proceedings which are not expected to commence until later in the fourth quarter of 2011. While Core was released by the lender from any other claims relating to the loans, applicable accounting guidance requires that the $27.2 million of debt and associated $19.4 million of collateral remain in Core’s financial statements until the foreclosure proceedings have been completed.

In December 2010, Core and one of its subsidiaries entered agreements, including a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan.

See Note 2 for additional information regarding these agreements.

Bluegreen

Bluegreen’s pledged assets under its facilities and notes payable as of September 30, 2011 and December 31, 2010 had a carrying amount before purchase accounting adjustments of approximately $244.8 million and $350.3 million, respectively.

Significant changes related to Bluegreen’s lines-of credit and notes payable during the nine months ended September 30, 2011 include:

RFA AD&C Facility. During the nine months ended September 30, 2011, Bluegreen repaid $18.5 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by Bluegreen’s Fountains Resort in Orlando, Florida. The only remaining project loan in this facility as of September 30, 2011 is collateralized by the Bluegreen Club 36™ resort in Las Vegas, Nevada.

H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) and golf courses at several Bluegreen Communities projects. The facility is scheduled to mature on December 31, 2012, however, if the assets pledged as collateral for this facility are sold prior to the scheduled maturity date, the facility will mature upon the sale of the assets. The assets to be sold under the Purchase and Sale Agreement discussed in Note 1 and Note 4 include the assets pledged for collateral under this facility. During the nine months ended September 30, 2011, Bluegreen repaid $5.3 million of the outstanding balance under this facility.

Wells Fargo Term Loan. During the nine months ended September 30, 2011, Bluegreen repaid $8.4 million of the outstanding balance under this facility.

Textron AD&C Facility. During the nine months ended September 30, 2011, Bluegreen repaid $5.1 million of the outstanding balance under this facility.

Receivable-Backed Notes Payable

Bluegreen’s pledged receivables under its receivable-backed notes payable as of September 30, 2011 and December 31, 2010 had a principal balance before purchase accounting adjustments of approximately $597.7 million and $667.0 million, respectively.

Significant changes related to Bluegreen’s receivable-backed notes payable facilities during the nine months ended September 30, 2011 include:

2008 Liberty Bank Facility. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. During the nine months ended September 30, 2011, Bluegreen repaid $13.9 million on the facility.

2011 Liberty Bank Facility. In February 2011, Bluegreen entered into a new revolving hypothecation facility with certain participants in its 2008 Liberty Bank Facility. This new $60.0 million facility (“2011 Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions Bluegreen believes to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($39.3 million as of September 30, 2011), but as outstanding amounts on the 2008 Liberty Bank facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of September 30, 2011). During the nine months ended September 30, 2011, Bluegreen pledged $9.1 million of VOI notes receivable to this facility and received cash proceeds of $7.7 million. Bluegreen also repaid $1.3 million on the facility.

NBA Receivables Facility. Bluegreen/Big Cedar Joint Venture has $20.0 million timeshare notes receivables hypothecation facility with National Bank of Arizona (“NBA”), which provides an 85% advance on eligible receivables. At the time of closing of the transaction, $23.5 million of eligible receivables were pledged. In May

2011, the facility was amended to allow Bluegreen to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility. The principal balance related to the initial September 30, 2010 advance, $13.4 million of which was outstanding as of September 30, 2011, matures on September 30, 2017. The principal balance related to the additional advances, $5.0 million of which was outstanding as of September 30, 2011, matures on October 31, 2018. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75(6.75% as of September 30, 2011). During the nine months ended September 30, 2011, Bluegreen pledged $5.9 million of VOI notes receivable to this facility and received cash proceeds of $5.0 million. Bluegreen also repaid $4.9 million on this facility during the period.

BB&T Purchase Facility. As of September 30, 2011, Bluegreen had a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”), which had a revolving advance period through December 17, 2011. During the nine months ended September 30, 2011, Bluegreen pledged $32.0 million of VOI notes receivable to this facility and received cash proceeds of $21.6 million. Bluegreen also repaid $1.0 million on the facility.

On October 14, 2011, the BB&T Purchase Facility was amended to provide for the financing of Bluegreen’s timeshare notes receivable at an advance rate of 67.5% through the revolving advance period ending December 17, 2012, subject to terms of the facility and eligible collateral, The amended facility allows for maximum outstanding borrowings of $50.0 million and matures three years after the revolving advance period has expired (such three-year period, the “Term-Out Period”), or earlier as provided under the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5%. During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. The 30-day LIBOR rate is subject to a floor of 1.25%.

Additionally, subject to the terms of the facility, Bluegreen will continue to receive the excess cash flow generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to BB&T until the outstanding balance is reduced to zero.

Quorum Purchase Facility. Bluegreen has a $20.0 million timeshare notes receivable purchase facility (the “Quorum Facility”) with Quorum Federal Credit Union (“Quorum”) which allows Bluegreen to sell eligible timeshare notes receivable on a non-recourse basis, through December 22, 2011. The terms of the Quorum Facility provide an 80% advance rate and a program fee rate of 8% per annum. During the nine months ended September 30, 2011, Bluegreen pledged $7.6 million of VOI notes receivable to this facility and received cash proceeds of $6.0 million. Bluegreen also repaid $0.4 million on the facility during the period.

CapitalSource Facility. On September 20, 2011, Bluegreen entered into a $30.0 million revolving timeshare notes receivables hypothecation facility (“the CapitalSource Facility”) with CapitalSource Bank (“CapitalSource”). The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest will be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.5% as of September 30, 2011). As of September 30, 2011 there were no amounts borrowed and outstanding under this facility.

Other Receivable-Backed Notes Payable. In addition to the above described facilities, during the nine months ended September 30, 2011, Bluegreen repaid $94.4 million on its other receivable-backed notes payable.

Junior Subordinated Debentures

As more fully disclosed under the caption Junior Subordinated Debentures in Note 23 “Debt” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, some of the Company’s subsidiaries have formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in its junior subordinated debentures. The Trusts are variable interest entities in which the Company’s subsidiaries are not the primary beneficiaries as defined by applicable accounting guidance for consolidation. Accordingly, the Company does not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

The interest rate on the securities issued by Levitt Capital Trust (“LCT”) I is equal to the 3-month LIBOR + 3.85%. The rate was 4.22% as of September 30, 2011. The principal balance of the LCT I is $23.2 million.

The interest rate on the securities issued by LCT II is equal to the 3-month LIBOR + 3.80%. The rate was 4.05% as of September 30, 2011. The principal balance of the LCT II is $30.9 million.

On June 30, 2011, the interest rate on the securities issued by LCT III contractually changed from a fixed-rate of 9.251% to a variable rate equal to the 3-month LIBOR + 3.80%. The rate was 4.17% as of September 30, 2011. The principal balance of the LCT III is $15.5 million.

On September 30, 2011, the interest rate on the securities issued by LCT IV contractually changed from a fixed-rate of 9.349% to a variable rate equal to the 3-month LIBOR + 3.80%. The rate was 4.17% as of September 30, 2011. The principal balance of the LCT III is $15.5 million.

The interest rate on the securities issued by Bluegreen Statutory Trust (“BST”) I is equal to the 3-month LIBOR + 4.90%. The rate was 5.27% as of September 30, 2011. The principal balance of the BST I is $23.2 million.

The interest rate on the securities issued by BST II and BST III is equal to the 3-month LIBOR + 4.85%. The rate was 5.22% as of September 30, 2011. The principal balance of the BST II and the BST III is $25.8 million and $10.3 million, respectively.

On June 30, 2011, the interest rate on the securities issued by BST IV contractually changed from a fixed-rate of 10.13% to a variable rate equal to the 3-month LIBOR + 4.85%. The rate was 5.22% as of September 30, 2011. The principal balance of the BST IV is $15.5 million.

On September 30, 2011, the interest rate on the securities issued by BST V contractually changed from a fixed-rate of 10.28% to a variable rate equal to the 3-month LIBOR + 4.85%. The rate was 5.22% as of September 30, 2011. The principal balance of the BST V is $15.5 million.

12.	Interest Expense

The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2011	2010	2011	2010
		As Revised		As Revised
Real Estate and Other:
Interest incurred on borrowings	$15,228	20,730	49,661	61,237
Interest capitalized	(27)	(42)	(57)	(227)

	15,201	20,688	49,604	61,010

Financial Services:
Interest on deposits	3,174	4,874	11,516	17,951
Interest on advances from FHLB	—	106	153	1,065
Interest on short term borrowings	—	8	9	23
Interest on subordinated debentures	4,158	4,138	12,308	11,882

	7,332	9,126	23,986	30,921

Total interest expense	$22,533	29,814	73,590	91,931

13.	Noncontrolling Interests

The following table summarizes the noncontrolling interests held by others in the Company’s subsidiaries at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
BankAtlantic Bancorp	$3,295	7,823
Bluegreen	41,055	44,362
Joint ventures	27,768	26,071

Total noncontrolling interests	$72,118	78,256

The following table summarizes the noncontrolling interests (loss) earnings recognized by others with respect to the Company’s subsidiaries for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
		As Revised		As Revised
Noncontrolling interest - Continuing Operations:
BankAtlantic Bancorp	$(5,390)	(14,005)	(5,365)	(59,360)
Bluegreen	6,240	2,164	12,828	9,976
Joint ventures	2,426	3,898	6,111	6,306

	$3,276	(7,943)	13,574	(43,078)

Noncontrolling interest - Discontinued Operations:
Bluegreen	$(1,313)	(4,148)	(17,371)	(7,552)

	$(1,313)	(4,148)	(17,371)	(7,552)

Net income (loss) attributable to noncontrolling interests	$1,963	(12,091)	(3,797)	(50,630)

14.	Segment Reporting

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

Our business activities currently consist of (i) Real Estate and Other and (ii) Financial Services. Since our acquisition of a controlling interest in Bluegreen during November 2009, we have reported the results of our business activities through six segments. Four of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts and Bluegreen Communities, the two segments through which Bluegreen’s business was historically conducted. Our other two segments – BankAtlantic and BankAtlantic Bancorp Parent Company - relate to our Financial Services business activities and include BankAtlantic Bancorp’s results of operations.

As previously disclosed, Bluegreen’s Board of Directors made a determination during June 2011 to seek to sell Bluegreen Communities, or all, or substantially all of its assets. As a consequence, Bluegreen Communities is accounted for as a discontinued operation for all periods in the accompanying financial statements. In addition, the majority of the assets related to Bluegreen Communities are presented separately on the consolidated statement of financial condition as “assets held for sale from discontinued operations.” On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of Bluegreen’s subsidiaries and Southstar providing for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $31.5 million in cash and an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) Southstar receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. See Note 4 for additional information regarding this proposed transaction.

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

Effective January 1, 2011, Bluegreen modified its measure of segment operating profit (loss) to include certain bank-related charges, which were previously reported as corporate general and administrative expenses. In connection with this modification, presentation for prior periods has been revised to be comparable with the current period. This revision decreased Bluegreen Resorts’ segment operating profit by $0.8 million and $1.9 million for the three and nine months ended September 30, 2010, respectively, from the amounts previously reported.

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

The tables below set forth the Company’s segment information as of and for the three months ended September 30, 2011 and 2010 (in thousands):

2011	BFC Activities	Real Estate Operations	Bluegreen Resorts	BankAtlantic	BankAtlantic Bancorp Parent Company	Unallocated Amounts and Eliminations	Segment Total
Revenues:
Sales of VOI’s and real estate	$—	—	49,675	—	—	—	49,675
Other resort revenue	—	—	18,838	—	—	—	18,838
Fee based sales commission and other revenues	178	—	23,460	—	—	—	23,638
Interest income	—	—	—	33,535	47	22,421	56,003
Financial Services - non-interest income	—	—	—	25,343	327	(382)	25,288

Total revenues	178	—	91,973	58,878	374	22,039	173,442

Costs and Expenses:
Cost of sale of VOI’s and real estate	—	—	7,514	—	—	—	7,514
Cost of sales of other resort operations	—	—	12,912	—	—	—	12,912
Interest expense	1,194	621	—	3,403	3,898	13,417	22,533
Provision for loan losses	—	—	—	17,754	147	—	17,901
Selling, general and administrative	2,630	330	45,877	—	—	9,940	58,777
Other expenses	209	—	—	45,916	532	(339)	46,318

Total costs and expenses	4,033	951	66,303	67,073	4,577	23,018	165,955

Equity in (loss) earnings from unconsolidated affiliates	(4)	—	—	—	482	35	513
Other income	1,231	—	—	—	—	(913)	318

(Loss) income from continuing operations before income taxes	(2,628)	(951)	25,670	(8,195)	(3,721)	(1,857)	8,318
Less: (Benefit) provision for income taxes	(4,476)	3	—	(122)	—	10,019	5,424

Income (Loss) from continuing operations	1,848	(954)	25,670	(8,073)	(3,721)	(11,876)	2,894
Loss from discontinued operations	—	—	—	—	—	(2,735)	(2,735)

Net income (loss)	$1,848	(954)	25,670	(8,073)	(3,721)	(14,611)	159

Less: Net income attributable to noncontrolling interests						1,963	1,963

Net loss attributable to BFC						$(16,574)	(1,804)

Total assets	$69,313	26,493	879,307	3,707,048	341,423	(136,745)	4,886,839

2010	BFC Activities	Real Estate Operations	Bluegreen Resorts	BankAtlantic	BankAtlantic Bancorp Parent Company	Unallocated Amounts and Eliminations	Segment Total
	(As Revised)	(As Revised)	(As Revised)			(As Revised)	(As Revised)
Revenues:
Sales of VOI’s and real estate	$—	—	48,493	—	—	—	48,493
Other resort revenue	—	—	17,170	—	—	—	17,170
Fee based sales commission and other revenues	517	294	15,148	—	—	(17)	15,942
Interest income	—	—	—	44,331	80	23,777	68,188
Financial Services - non-interest income	—	—	—	27,035	283	(453)	26,865

Total revenues	517	294	80,811	71,366	363	23,307	176,658

Costs and Expenses:
Cost of sale of VOI’s and real estate	—	—	9,918	—	—	—	9,918
Cost of sales of other resort operations	—	—	12,535	—	—	—	12,535
Interest expense	1,439	3,492	—	5,230	3,872	15,781	29,814
Provision for loan losses	—	—	—	23,012	1,398	—	24,410
Selling, general and administrative	6,633	2,946	46,195	—	—	7,911	63,685
Other expenses	—	—	—	60,756	2,901	(495)	63,162

Total costs and expenses	8,072	6,438	68,648	88,998	8,171	23,197	203,524

Equity in (loss) earnings from unconsolidated affiliates	(11)	—	—	—	293	35	317
Other income	1,403	47	—	—	—	(952)	498

(Loss) income from continuing operations before income taxes	(6,163)	(6,097)	12,163	(17,632)	(7,515)	(807)	(26,051)
Less: (Benefit) provision for income taxes	(594)	—	—	37	—	2,775	2,218

(Loss) income from continuing operations	(5,569)	(6,097)	12,163	(17,669)	(7,515)	(3,582)	(28,269)
Loss from discontinued operations	—	—	—	—	—	(8,643)	(8,643)

Net (loss) income	$(5,569)	(6,097)	12,163	(17,669)	(7,515)	(12,225)	(36,912)

Less: Net loss attributable to noncontrolling interests						(12,091)	(12,091)

Net loss attributable to BFC						$(134)	(24,821)

Total assets	$98,256	178,850	880,017	4,485,476	384,778	(21,642)	6,005,735

The tables below set forth the Company’s segment information for the nine months ended September 30, 2011 and 2010 (in thousands):

2011	BFC Activities	Real Estate Operations	Bluegreen Resorts	BankAtlantic	BankAtlantic Bancorp Parent Company	Unallocated Amounts and Eliminations	Segment Total
Revenues:
Sales of VOI’s and real estate	$—	—	131,353	—	—	—	131,353
Other resort revenue	—	—	53,325	—	—	—	53,325
Fee based sales commission and other revenues	748	(17)	52,532	—	—	17	53,280
Interest income	—	—	—	110,177	196	67,670	178,043
Financial Services - non-interest income	—	—	—	108,330	(647)	(1,193)	106,490

Total revenues	748	(17)	237,210	218,507	(451)	66,494	522,491

Costs and Expenses:
Cost of sale of VOI’s and real estate	—	—	21,442	—	—	—	21,442
Cost of sales of other resort operations	—	—	38,149	—	—	—	38,149
Interest expense	4,066	2,858	—	12,363	11,536	42,767	73,590
Provision for loan losses	—	—	—	55,780	642	—	56,422
Selling, general and administrative	13,218	1,182	118,034	—	—	31,635	164,069
Other expenses	209	—	—	143,961	6,470	(1,580)	149,060

Total costs and expenses	17,493	4,040	177,625	212,104	18,648	72,822	502,732

Gain on settlement of investment in subsidiary	—	11,305	—	—	—	—	11,305
Equity in earnings from unconsolidated affiliates	1,365	—	—	—	1,295	105	2,765
Other income	4,030	4	—	—	—	(2,735)	1,299

(Loss) income from continuing operations before income taxes	(11,350)	7,252	59,585	6,403	(17,804)	(8,958)	35,128
Less: (Benefit) provision for income taxes	(4,672)	3	—	(121)	—	18,879	14,089

(Loss) income from continuing operations	(6,678)	7,249	59,585	6,524	(17,804)	(27,837)	21,039
Loss from discontinued operations	—	—	—	—	—	(36,189)	(36,189)

Net (loss) income	$(6,678)	7,249	59,585	6,524	(17,804)	(64,026)	(15,150)

Less: Net loss attributable to noncontrolling interests						(3,797)	(3,797)

Net loss attributable to BFC						$(60,229)	(11,353)

2010	BFC Activities	Real Estate Operations	Bluegreen Resorts	BankAtlantic	BankAtlantic Bancorp Parent Company	Unallocated Amounts and Eliminations	Segment Total
	(As Revised)	(As Revised)	(As Revised)			(As Revised)	(As Revised)
Revenues:
Sales of VOI’s and real estate	$—	2,455	133,054	—	—	—	135,509
Other resorts revenue	—	—	49,263	—	—	—	49,263
Fee based sales commission and other revenues	1,386	1,228	37,458	—	—	(51)	40,021
Interest income	—	—	—	135,317	239	72,260	207,816
Financial Services - non-interest income	—	—	—	81,563	826	(1,390)	80,999

Total revenues	1,386	3,683	219,775	216,880	1,065	70,819	513,608

Costs and Expenses:
Cost of sale of VOI’s and real estate	—	2,175	21,076	—	—	—	23,251
Cost of sales of other resort operations	—	—	35,930	—	—	—	35,930
Interest expense	4,920	9,952	—	19,749	11,095	46,215	91,931
Provision for loan losses	—	—	—	98,680	5,038	—	103,718
Selling, general and administrative	20,261	7,407	114,723	—	—	30,384	172,775
Other expenses	—	—	—	172,992	7,938	(1,497)	179,433

Total costs and expenses	25,181	19,534	171,729	291,421	24,071	75,102	607,038

Loss on settlement of investment in subsidiary	(1,135)	—	—	—	—	—	(1,135)
Equity in (loss) earnings from unconsolidated affiliates	(38)	—	—	—	719	105	786
Other income	4,569	808				(3,242)	2,135

(Loss) income from continuing operations before income taxes	(20,399)	(15,043)	48,046	(74,541)	(22,287)	(7,420)	(91,644)
Less: (Benefit) provision for income taxes	(7,140)	—	—	127	—	12,909	5,896

(Loss) income from continuing operations	(13,259)	(15,043)	48,046	(74,668)	(22,287)	(20,329)	(97,540)
Income (loss) from discontinued operations	—	2,465	—	—	—	(15,734)	(13,269)

Net (loss) income	$(13,259)	(12,578)	48,046	(74,668)	(22,287)	(36,063)	(110,809)

Less: Net loss attributable to noncontrolling interests						(50,630)	(50,630)

Net loss attributable to BFC						$14,567	(60,179)

15.	Commitments and Contingencies

BFC

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement was $2.0 million (which was shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to an unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release but agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment. No amounts are recorded in our financial statements at September 30, 2011 or December 31, 2010 for this joint venture.

A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida which served as collateral for an approximately $26.0 million loan to the limited liability company. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with its lender, pursuant to which it conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million which is included in equity in earnings from unconsolidated affiliates in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2011.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At September 30, 2011 and December 31, 2010, the carrying amount of this investment was approximately $283,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements at September 30, 2011 or December 31, 2010 for the obligations associated with this guarantee based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.

Based on the current accounting guidance associated with the consolidation of variable interest entities, we are not deemed the primary beneficiaries of the above mentioned BFC/CCC investments because we do not have the power to direct the activities that can significantly impact the performance of these entities. As a result, we do not consolidate these entities into our financial statements.

Woodbridge

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions (the “Chapter 11 Cases”). In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At September 30, 2011 and December 31, 2010, Woodbridge had $245,000 and $490,000, respectively, in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond the previously accrued amounts. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of surety bond exposure in connection with demands made by a municipality. Based on claims by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated with the municipality. While Woodbridge did not believe that the municipality had the right to demand payment under the bonds, Woodbridge complied with that request. In August 2010, a motion for summary judgment was entered in Woodbridge’s favor terminating any obligations under the bonds. The municipality has appealed the decision.

On February 20, 2009, the Bankruptcy Court presiding over the Chapter 11 Cases entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into with the Joint Committee of Unsecured Creditors (as subsequently amended, the “Settlement Agreement”). No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. Pursuant to the Settlement Agreement, we agreed to share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors Estate. In the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund which may be payable to the Debtors Estate pursuant to the Settlement Agreement. As a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was reduced to $29.7 million. Additionally, in the second quarter of 2010, we increased the $10.7 million accrual by approximately $1.0 million, representing a portion of an additional tax refund which we expect to receive due to a recent change in Internal Revenue Service (“IRS”) guidance that will likely be required to be paid to the Debtors Estate pursuant to the Settlement Agreement. We have placed into escrow approximately $8.4 million, which represents the portion of the tax refund received to date from the IRS that would be payable to the Debtors Estate under the Settlement Agreement.

See also Note 2 above for a discussion of the pending appraisal rights litigation relating to the merger between BFC and Woodbridge.

Bluegreen

In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale or financing of VOIs or other resort operations. Bluegreen is also subject to matters relating to Bluegreen Communities’ business, which it now reports as a discontinued operation. Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise. Unless otherwise described below, Bluegreen believes that these claims are routine litigation incidental to its business.

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. Bluegreen believes the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The Department of Revenue confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but has taken the position that Bluegreen owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011 Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the Department of Revenue.

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

Inquiry into Consumer Matters by the Office of the Florida Attorney General

The Office of the Attorney General for the State of Florida (the “AGSF”) has advised Bluegreen that it has accumulated a number of consumer complaints since 2005 against Bluegreen and/or its affiliates related to timeshare sales and marketing, and has requested that Bluegreen propose a resolution on a collective basis of any outstanding complaints. The AGSF has also requested that Bluegreen enter into a written agreement in which to establish a process and timeframe for determining consumer eligibility for relief (including, where applicable, monetary restitution). Bluegreen has determined that many of these complaints were previously addressed and/or resolved. Bluegreen is cooperating with the State and does not believe this matter will have a material effect on our results of operations, financial condition or on our sales and marketing activities in Florida.

The matters described below relate to the Bluegreen Communities business, which is reported as a discontinued operation. However, as the Purchase and Sale Agreement to sell substantially all of the assets of Bluegreen Communities (as further described in Note 4) is an asset sale and Southstar has not agreed to assume the liabilities related to the matters described below, these matters would be retained by us even if the transaction is consummated.

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010 the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. On August 26, 2011, the Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Court further ruled that the plaintiffs have no right of ingress to, or egress from the subdivision, and that Southwest’s inaction in not leasing the mineral rights was not, by itself, a breach of a duty. The Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling.

Schawrz, et al. Lawsuit Regarding Community Amenities

On September 18, 2008, in Case No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, in the United States District Court for the Southern District of Georgia, Brunswick Division, the plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. The plaintiffs subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws. On January 25, 2010, the plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons alleged to have been harmed by the alleged activities in a similar manner. On September 2, 2011, the court issued an Order granting Bluegreen’s Motion for Summary Judgment and, dismissing the lawsuit in full. The time period within which the plaintiffs may appeal the decision has expired.

Community Cable Service, LLC Lawsuit

On June 3, 2010, in Case No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen Communities’ Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its complaint, the plaintiffs alleged that unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association have responded that the plaintiffs breached the parties’ contract. The case went to mediation on September 20, 2010, but no resolution was reached. Both parties filed Motions for Summary Judgment. On November 3, 2011, the parties agreed to tentative terms to settle the matter and are currently negotiating a formal settlement agreement. It is currently expected that this settlement agreement, if finalized, will provide for payments to be made to the plaintiffs over a four-year period and for the plaintiffs to release the defendants from any other obligations relating to this matter. The tentative terms of the settlement contemplate the community association making a payment to the plaintiffs of $250,000 during the first year of the four-year period and Bluegreen Communities of Georgia making three annual payments to the plaintiffs of $150,000 each and a payment of $125,000 during the fourth year. It is also expected that Bluegreen Corporation will guarantee Bluegreen Communities of Georgia’s obligations under the settlement agreement. There is no assurance that the settlement will be finalized on the contemplated terms, or at all.

The County of Comal, Texas Lawsuit

On September 18, 2011, in Case No. T-7663A, styled The County of Comal, Texas vs. Bluegreen Southwest One, LP et al, in the District Court of the 22nd Judicial District, Comal County, Texas, The County of Comal, Texas, collecting property taxes for itself and for various local taxing districts, brought suit for the collection of delinquent taxes alleged to be due, including interest, penalties and costs totaling approximately $0.9 million. On September 28, 2011, Southwest answered the Complaint and alleged it was entitled to an abatement of the proceeding because it has filed administrative protests with the Comal County Appraisal Review Board and is waiting for an administrative hearing and determination. Southwest disputes its liability for the taxes and while waiting for an administrative hearing on the issue, believes it is inappropriate for the civil action to proceed. No further information is available as to whether the administrative hearing will be held, and if so, when, or whether Southwest’s request for an abatement of the tax suit will be granted.

BankAtlantic Bancorp

Financial instruments with off-balance sheet risk were (in thousands):

	September 30, 2011	December 31, 2010
Commitments to sell fixed rate residential loans	$6,298	14,408
Commitments to originate loans held for sale	5,783	12,571
Commitments to originate loans held to maturity	17,655	10,693
Commitments to purchase residential loans	—	2,590
Commitments to extend credit, including the undisbursed portion of loans in process	335,757	357,730
Standby letters of credit	6,613	9,804
Commercial lines of credit	68,361	77,144

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $5.7 million at September 30, 2011. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $0.9 million at September 30, 2011. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at each September 30, 2011 and December 31, 2010 were $34,000 of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

BankAtlantic Bancorp and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although BankAtlantic Bancorp believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued in matters for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BankAtlantic Bancorp accrued $3.4 million related to these matters as of September 30, 2011. The $3.4 million accrual includes a $2.7 million settlement in October 2011 of a matter related to our tax certificate operations. The actual costs of resolving pending legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management currently estimates the aggregate range of reasonably possible losses as $0.8 million to $3.6 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Therefore, those matters for which a reasonable estimate is not possible are not included within this estimated range and this estimated range does not represent BankAtlantic Bancorp’s maximum loss exposure.

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

In July 2008, BankAtlantic Bancorp, certain officers and Directors were named in a lawsuit which alleged that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic Bancorp’s Commercial Real Estate Loan Portfolio. The Complaint further alleged that BankAtlantic Bancorp’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and sought damages on behalf of BankAtlantic Bancorp. In July 2011, the case was dismissed and the parties exchanged mutual releases and neither the individual defendants nor BankAtlantic Bancorp made any monetary payments in connection with the dismissal.

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

Office of Thrift Supervision Overdraft Processing Examination

As previously disclosed, the Office of Thrift Supervision advised BankAtlantic that it had determined that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. On June 2, 2011, the OTS concluded that BankAtlantic engaged in certain deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act and OTS regulations, and requested that BankAtlantic submit a restitution plan for OTS’s consideration. The OTS also advised BankAtlantic that BankAtlantic could be subject to civil money penalties. BankAtlantic believes it has complied with all applicable laws and OTS guidelines and on July 5, 2011, BankAtlantic filed an appeal of the OTS positions. That appeal is now before the OCC which will review the issues under its processes and guidelines.

Securities and Exchange Commission Investigation

BankAtlantic Bancorp has received a notice of investigation from the Securities and Exchange Commission, (“SEC”) Miami Regional Office and subpoenas for information. The subpoenas requested a broad range of documents relating to, among other matters, recent and pending litigation to which BankAtlantic Bancorp is or was a party, certain of BankAtlantic Bancorp’s non-performing, non-accrual and charged-off loans, BankAtlantic Bancorp’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary, and Orders with the OTS entered into by BankAtlantic Bancorp Parent Company and BankAtlantic. Various current and former employees also received subpoenas for documents and testimony.

The Miami regional office staff of the SEC has indicated that it is recommending that the SEC bring a civil action against BankAtlantic Bancorp alleging that BankAtlantic Bancorp violated certain provisions of federal securities laws, including Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. BankAtlantic Bancorp has also been informed that its chief executive officer received a similar communication. In communications between BankAtlantic Bancorp’s counsel and the Miami regional office staff, BankAtlantic Bancorp has learned that the basis for the recommended actions included many of the same arguments brought in the private class action securities litigation concluded at the district court level in favor of BankAtlantic Bancorp and the individual defendants. In addition, the Miami regional office staff raised issues relating to the classification and valuation of certain loans included in BankAtlantic Bancorp’s financial information for the last quarter of 2007 and in its annual report on Form 10-K for the 2007 fiscal year. BankAtlantic Bancorp and its CEO responded to the issues raised by the Miami regional office staff in June 2011. If litigation is brought, the SEC may seek remedies including an injunction against future violations of federal securities laws, civil money penalties and an officer and director bar. BankAtlantic Bancorp believes that it has fulfilled all of its obligations under securities laws and, if such actions are brought by the SEC against BankAtlantic Bancorp and/or any of its officers, such actions will be vigorously defended.

Concentration of Credit Risk

BankAtlantic has a high concentration of its consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated since the origination dates of these loans. If market conditions in Florida do not improve or deteriorate further, BankAtlantic may be exposed to significant additional credit losses in these loan portfolios.

BankAtlantic also purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of the decline in real estate values in residential housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At September 30, 2011, BankAtlantic’s residential loan portfolio included $411.9 million of interest-only loans, which represents 44.3% of the residential loan portfolio Interest-only residential loans scheduled to become fully amortizing during the three months ended December 31, 2011 and during the year ended December 31, 2012 total $15.8 million and $38.7 million, respectively. If market conditions in the areas where the collateral for BankAtlantic’s residential loans is located do not improve or deteriorate further, or the borrowers are not in a position to make any increased payments due under the terms of their loans. BankAtlantic may be exposed to additional losses in this portfolio.

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

The following table presents related party transactions relating to the shared service arrangements between BFC, BankAtlantic Bancorp and Bluegreen for the three and nine months ended September 30, 2011 and 2010. All amounts were eliminated in consolidation.

(In thousands)			BFC	BankAtlantic Bancorp	Bluegreen
For the Three Months Ended September 30, 2011
Shared service income (expense)	(a	)	$379	(305)	(74)
Facilities cost and information technology	(b	)	$(81)	67	14
For the Three Months Ended September 30, 2010
Shared service income (expense)	(a	)	$617	(524)	(93)
Facilities cost and information technology	(b	)	$(145)	129	16
For the Nine Months Ended September 30, 2011
Shared service income (expense)	(a	)	$1,242	(977)	(265)
Facilities cost and information technology	(b	)	$(308)	269	39
For the Nine Months Ended September 30, 2010
Shared service income (expense)	(a	)	$1,886	(1,566)	(320)
Facilities cost and information technology	(b	)	$(425)	382	43

(a)	Pursuant to the terms of shared service agreements, subsidiaries of BFC provide human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Bluegreen. The costs of shared services are allocated based upon the usage of the respective services.

(b)	As part of the shared service arrangement, BFC pays BankAtlantic and Bluegreen for office facilities cost relating to BFC and its shared service operations. BFC also pays BankAtlantic for information technology related services pursuant to a separate agreement. For information technology related services, BFC paid BankAtlantic approximately $8,000 and $45,000 during the three months ended September 30, 2011 and 2010, respectively, and $60,000 and $135,000 during the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company had cash and cash equivalents accounts at BankAtlantic with balances of approximately $0.4 million and $1.8 million, respectively. These accounts were on the same general terms as deposits made by unaffiliated third parties. The Company recognized nominal interest income in connection with these funds held at BankAtlantic during the three and nine month periods ended September 30, 2011 and 2010.

In June 2010, BankAtlantic Bancorp and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC receives a monthly fee of $12,500 from each of BankAtlantic and BankAtlantic Bancorp and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, BFC will receive a fee equal to 1% of the net value recovered. During the three months ended September 30, 2011 and 2010, BFC received an aggregate of $122,000 and $110,000, respectively, of real estate advisory service fees under this agreement. Real estate advisory service fees during the nine months ended September 30, 2011 and 2010 were approximately $422,000 and $335,000, respectively.

During the nine months ended September 30, 2011 and 2010, Bluegreen reimbursed the Company approximately $0.1 million and $1.2 million, respectively, for certain expenses incurred in assisting Bluegreen in its efforts to explore potential additional sources of liquidity. Additionally, during the nine months ended September 30, 2011 and 2010, Bluegreen paid Snapper Creek, a subsidiary of the Company, approximately $0.5 million and $1.1 million, respectively, in consideration for its provision of a variety of management advisory services. We also have an agreement with Bluegreen relating to the maintenance of different independent registered public accounting firms. During the nine months ended September 30, 2011, Bluegreen reimbursed us for $0.5 million of fees related to certain procedures performed by our independent registered public accounting firm at Bluegreen as part of its 2010 audit of our financial statements.

In 2009, Bluegreen entered into a land lease with Benihana, which constructed and operates a restaurant at one of Bluegreen’s resort properties. Under the terms of the lease Bluegreen receives payments from Benihana of approximately $0.1 million annually.

BankAtlantic Bancorp in prior periods issued options to acquire shares of BankAtlantic Bancorp’s Class A Common Stock to employees of BFC. Additionally, employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp also issues options and restricted stock awards to BFC employees that perform services for BankAtlantic Bancorp. Expenses relating to all options and restricted stock awards granted by BankAtlantic Bancorp to BFC employees was approximately $10,000 and $42,000 for the three and nine months ended September 30, 2011, respectively, and $18,000 and $64,000 during the three and nine months ended September 30, 2010, respectively.

Outstanding options to purchase BankAtlantic Bancorp stock and non-vested restricted BankAtlantic Bancorp stock held by BFC employees consisted of the following as of September 30, 2011:

	BankAtlantic Bancorp Class A Common Stock	Weighted Average Price
Options outstanding	6,999	$311.03
Non-vested restricted stock	11,250	—

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

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen, pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, Bluegreen will become a wholly owned subsidiary of BFC. See Note 23 “Subsequent Events” for additional information regarding the proposed transaction.

17.	Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted loss per common share attributable to the Company (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
		(As Revised)		(As Revised)
Basic earnings (loss) per common share
Numerator:
Income (loss) from continuing operations	$2,894	(28,269)	21,039	(97,540)
Less: Noncontrolling interests income (loss) from continuing operations	3,276	(7,943)	13,574	(43,078)

(Loss) income attributable to BFC	(382)	(20,326)	7,465	(54,462)
Preferred stock dividends	(188)	(188)	(563)	(563)

(Loss) income from continuing operations attributable to BFC	(570)	(20,514)	6,902	(55,025)
Loss from discontinued operations	(2,735)	(8,643)	(36,189)	(13,269)
Less: Noncontrolling interests loss from discontinued operations	(1,313)	(4,148)	(17,371)	(7,552)

Loss from discontinued operations attributable to BFC	(1,422)	(4,495)	(18,818)	(5,717)

Net loss allocable to common shareholders	$(1,992)	(25,009)	(11,916)	(60,742)

Denominator:

Basic weighted average number of common shares outstanding	75,381	75,381	75,381	75,379

Basic (loss) earnings per common share:
(Loss) earnings per share from continuing operations	$(0.01)	(0.27)	0.09	(0.73)
Loss per share from discontinued operations	(0.02)	(0.06)	(0.25)	(0.08)

Basic loss per share	$(0.03)	(0.33)	(0.16)	(0.81)

Diluted earnings (loss) per common share:
Numerator:
(Loss) income allocable to common stock after assumed dilution	$(570)	(20,514)	6,902	(55,025)
Loss from discontinued operations allocable to common stock	(1,422)	(4,495)	(18,818)	(5,717)

Net loss allocable to common stock	$(1,992)	(25,009)	(11,916)	(60,742)

Denominator

Diluted weighted average number of common shares outstanding	75,381	75,381	75,381	75,379

Diluted (loss) earnings per share
(Loss) earnings per share from continuing operations	$(0.01)	(0.27)	0.09	(0.73)
Loss per share from discontinued operations	(0.02)	(0.06)	(0.25)	(0.08)

Diluted loss per share	$(0.03)	(0.33)	(0.16)	(0.81)

During each of the three and nine months ended September 30, 2011, options to acquire 2,297,858 shares of Class A Common Stock were anti-dilutive and not included in the calculation of diluted earnings (loss) per share. During each of the three and nine months ended September 30, 2010, options to acquire 2,494,779 shares of Class A Common Stock were anti-dilutive and not included in the calculation of diluted earnings (loss) per share. The 1,753,475 restricted shares of BFC’s Class A Common Stock granted by BFC on September 16, 2011 were also anti-dilutive and not included in the calculation of diluted earnings (loss) per share. See Note 19 for additional information about the September 16, 2011 restricted stock grant.

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

BFC’s parent company unaudited condensed statements of financial condition at September 30, 2011 and December 31, 2010, unaudited condensed statements of operations for the three and nine months ended September 30, 2011 and 2010 and unaudited condensed statements of cash flows for the nine months ended September 30, 2011 and 2010 are shown below:

Parent Company Condensed Statements of Financial Condition

(In thousands)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$805	4,958
Securities available for sale	13,693	38,829
Investment in Woodbridge Holdings, LLC	114,082	115,999
Investment in BankAtlantic Bancorp, Inc.	181	2,377
Investment in and advances in other subsidiaries	1,663	113
Notes receivable due from Woodbridge Holdings, LLC	9,499	2,012
Other assets	1,487	1,444

Total assets	$141,410	165,732

LIABILITIES AND EQUITY
Advances from wholly owned subsidiaries	$949	942
Other liabilities	10,765	10,889

Total liabilities	11,714	11,831

Redeemable 5% Cumulative Preferred Stock	11,029	11,029
Shareholders’ equity	118,667	142,872

Total liabilities and Equity	$141,410	165,732

Parent Company Condensed Statements of Operations

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
		(As Revised)		(As Revised)
Revenues	$548	393	1,661	1,198
Expenses	1,774	2,206	5,294	6,752

(Loss) before earnings (loss) from subsidiaries	(1,226)	(1,813)	(3,633)	(5,554)
Equity in earnings (loss) in Woodbridge Holdings, LLC	7,032	(7,345)	15,373	(11,449)
Equity in loss in BankAtlantic Bancorp	(6,160)	(11,489)	(5,740)	(38,522)
Equity in (loss) earnings in other subsidiaries	(28)	(202)	1,465	(359)

(Loss) income before income taxes	(382)	(20,849)	7,465	(55,884)
Benefit for income taxes	—	(523)	—	(1,422)

(Loss) income from continuing operations	(382)	(20,326)	7,465	(54,462)
Equity in loss in subsidiaries’ discontinued operations	(1,422)	(4,495)	(18,818)	(5,717)

Net loss	(1,804)	(24,821)	(11,353)	(60,179)
5% Preferred Stock dividends	(188)	(188)	(563)	(563)

Net loss allocable to common stock	$(1,992)	(25,009)	(11,916)	(60,742)

Parent Company Statements of Cash Flow

(In thousands)

	For the Nine Months Ended September 30,
	2011	2010
		(As Revised)
Net cash used in operating activities	$(11,279)	(5,724)

Investing Activities:
Proceeds from the sale of securities available for sale	12,067	2,498
Proceeds from maturities of securities available for sale	15,457	24,246
Purchase of securities available for sale	(9,926)	(46,174)
Distribution from subsidiaries	91	45,085
Acquisition of BankAtlantic Bancorp Class A shares	(10,000)	(15,000)

Net cash provided by investing activities	7,689	10,655

Financing Activities:
Proceeds from issuance of Common Stock upon exercise of stock option	—	2
Preferred stock dividends paid	(563)	(563)

Net cash used in financing activities	(563)	(561)

(Decrease) increase in cash and cash equivalents	(4,153)	4,370
Cash at beginning of period	4,958	1,308

Cash at end of period	$805	5,678

Supplementary disclosure of non-cash investing and financing activities
(Decrease) increase in accumulated other comprehensive income, net of income taxes	$(12,112)	1,529
Net (decrease) increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(588)	1,772
Net decrease in shareholders’ equity resulting from cumulative effect of change in accounting principle	—	(1,496)

Securities available for sale included our investment in Benihana’s Convertible Preferred Stock and Common Stock at September 30, 2011 and Benihana’s Convertible Preferred Stock at December 31, 2011. See Note 5 for further information about our investment in Benihana.

Approximately $4.6 million and $4.7 million of the amounts set forth as other liabilities at September 30, 2011 and December 31, 2010, respectively, represents amounts due in connection with the settlement of a class action litigation that arose in connection with exchange transactions that BFC entered into in 1989 and 1991. BFC is required to repay this obligation as settlement holders submit their claims to BFC.

19.	Stock-Based Compensation

BFC

On September 16, 2011, BFC granted to certain of its and its subsidiaries’ officers an aggregate of 1,753,475 shares of restricted Class A Common Stock, which were issued on October 7, 2011. These restricted stock awards were granted under BFC’s 2005 Stock Incentive Plan and will vest in one lump sum at the end of the four year service period on September 16, 2015. The fair value of the 1,753,475 shares of restricted stock on the date of grant was approximately $631,251, or $0.36 per share, and the cost is expected to be recognized over the four-year service period from September 2011 through September 2015.

The following is a summary of BFC’s restricted stock activity:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	—	$—
Granted	1,753,475	0.36
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2011	1,753,475	$0.36

BFC recognized restricted stock compensation cost of approximately $6,476 for the nine months ended September 30, 2011. There was no restricted share activity for the nine months ended September 30, 2010, and no stock options were granted during the nine months ended September 30, 2011 or 2010.

Bluegreen

During October 2011, the Compensation Committee of Bluegreen’s Board of Directors, acting pursuant to its authority under Bluegreen’s 2008 Stock Incentive Plan (the “2008 Plan”), accelerated the vesting of options previously granted under the 2008 Plan to purchase an aggregate of 695,000 shares of its common stock at an exercise price of $7.50 per share. As a result of this acceleration, to the extent such stock options had not previously vested, all such stock options fully vested on October 26, 2011. In addition, effective November 11, 2011, stock option agreement amendments (the “Stock Option Amendments”) were entered into with respect to options previously granted to certain individuals under the 2008 Plan and Bluegreen’s 2005 Stock Incentive Plan (the “2005 Plan”). Under the terms of the Stock Option Amendments, the affected options held by these individuals, entitle them to purchase an aggregate of 1,130,000 shares of Bluegreen’s common stock (including the aforementioned fully vested options to acquire 695,000 shares) will expire on November 25, 2011. These options have exercise prices ranging from $7.50 to $18.36 per share.

On November 11, 2011, Bluegreen also entered into agreements with certain individuals holding unvested restricted shares of its common stock previously granted to them under the 2005 Plan and the 2008 Plan. Under the terms of the agreements, an aggregate of 1,077,112 unvested restricted shares of Bluegreen’s common stock were relinquished by these individuals and canceled in exchange for an aggregate cash payment of $1.5 million. The cash payment is to be made to the individuals in two equal annual installments on December 31, 2011 and December 31, 2012, with each installment subject to the applicable individual’s continued employment with Bluegreen as of each payment date (except in the case of the individual’s death or disability). The restricted stock awards were previously scheduled to vest in 2012 and 2013.

20.	Goodwill

Goodwill of $12.2 million included on the Company’s Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010 associated with BankAtlantic’s capital services reporting unit was tested for potential impairment on September 30, 2011 (our annual testing date) and was determined not to be impaired. As of September 30, 2011, BankAtlantic’s capital services reporting unit’s implied goodwill was $43.2 million which exceeded the capital services goodwill by $30.1 million. If market conditions do not improve or deteriorate further, BankAtlantic may incur goodwill impairment charges in future periods.

21.	Litigation

There have been no material changes in the legal proceedings to which BFC and its wholly owned subsidiaries (including Woodbridge and its subsidiaries) are subject from those previously disclosed in Note 37 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, in Note 20 to our unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for quarter ended March 31, 2011 and in Note 19 included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. See Note 15 in this report for information relating to BankAtlantic Bancorp’s and Bluegreen’s material claims and proceedings.

22.	New Accounting Pronouncements

Accounting Standards Update (ASU) Number 2011-08 – Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). On September 15, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, amending the guidance in FASB Accounting Standards Codification (“ASC”) Topic 350-20, Intangibles-Goodwill and Other-Goodwill (“ASC 350-20”). This amendment allows the entity an option to first use qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment described in ASC 350-20. An entity which chooses to use this option is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed on or after January 1, 2012. The Company believes that ASU 2011-08 will not have a material impact on our financial statements.

Accounting Standards Update (ASU) Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; requires the consecutive presentation of the statement of net income and other comprehensive income; and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the first interim period beginning after December 15, 2011, and must be applied retrospectively. We believe that the adoption of this guidance will not impact the Company’s financial statements, as ASU 2011-05 only requires enhanced disclosure.

ASU Number 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 clarify the FASB’s intent regarding the highest and best use valuation premise and also provide guidance on measuring the fair value of an instrument classified in shareholders’ equity, the treatment of premiums and discounts in fair value measurements and measuring fair value of financial instruments that are managed within a portfolio. ASU 2011-04 also expands the disclosure requirements related to fair value measurements, including a requirement to disclose valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs for fair value measurements categorized within Level 3 of the fair value hierarchy and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value measurement is required to be disclosed. ASU 2011-04 will be effective for the first interim period beginning after December 15, 2011, and early application is not permitted. The Company is evaluating the expected impact of the adoption of ASU 2011-04 on the Company’s financial statements.

ASU Number 2011-02 – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). During April 2011, the FASB issued ASU 2011-02 which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (a “TDR”). Under ASU 2011-02, a modification of debt constitutes a TDR when the creditor, for economic reasons related to the debtor’s financial difficulties, grants a concession to the borrower. ASU 2011-02 provides guidance on determining whether a debtor is having financial difficulties and whether a creditor has granted a concession. The Company implemented ASU 2011-02 on July 1, 2011 and the implementation of this new accounting guidance did not have a material effect on the Company’s financial statements.

23.	Subsequent Events

On November 1, 2011, BankAtlantic Bancorp entered into a definitive agreement to sell its wholly owned subsidiary, BankAtlantic, to BB&T Corporation (“BB&T”). In acquiring BankAtlantic, based on September 30, 2011 balances, BB&T will acquire approximately $2.1 billion in loans and assume approximately $3.3 billion in deposits. The deposit premium, estimated to be $301 million based on the September 30, 2011 balances, represents 9.05% of total deposits and 10.32% of non-CD deposits at September 30, 2011. The deposit premium will be increased or decreased based upon the average daily closing balance of non-CD deposits during a specified pre-closing period provided that the deposit premium will not exceed $315.9 million.

As part of the transaction, BankAtlantic will distribute to BankAtlantic Bancorp specifically identified assets, including certain performing and non-performing loans and tax certificates, real estate owned, and related reserves as well as previously written off assets which in the aggregate was recorded on the balance sheet of BankAtlantic at approximately $623.6 million as of September 30, 2011. At September 30, 2011, the assets to be distributed included approximately $271.3 million of performing loans, $315.2 million of non-performing loans, of which $96.5 million were paying as agreed, $18.7 million in tax certificates, all rights to BankAtlantic’s judgments, previously written off assets and claims, $83.4 million of real estate owned, and reserves related to these assets totaling $81.9 million. At the closing of the transaction, the sum of the deposit premium and the net asset value of BankAtlantic as calculated pursuant to the terms of the agreement as of the closing after giving effect to the distribution of the assets described above will be paid in cash. If the sum is a positive number it will be paid by BB&T to BankAtlantic Bancorp, and if the sum is a negative number it will be paid by BankAtlantic Bancorp to BB&T. The agreement also requires that BankAtlantic Bancorp pay all accrued deferred interest to its Trust Preferred Securities holders at the next scheduled payment date subsequent to closing. Closing of the transaction is subject to receipt of required regulatory approvals and other customary closing conditions. BFC supports this transaction and has entered into a Support Agreement with BB&T which requires that, with respect to all of its shares of BankAtlantic Bancorp’s common stock, BFC will consent to the agreement and the transactions contemplated thereby.

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen, pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, Bluegreen will become a wholly owned subsidiary of BFC. Under the terms of the agreement, Bluegreen’s shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they hold at the effective time of the merger. The consummation of the merger is subject to a number of closing conditions, including the approval of both Bluegreen’s and BFC’s shareholders and the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. The merger agreement provides for all six of Bluegreen’s directors who are not also directors of BFC to be appointed to BFC’s board of directors at the effective time of the merger. The merger agreement also contains other representations, warranties and covenants which are believed to be customary for transactions of this type. It is currently expected that the merger will be consummated during the first half of 2012; however, there is no assurance that the merger will be consummated on the contemplated terms, when expected or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana Inc. (“Benihana”). BFC also holds interests in other investments and subsidiaries, as described herein. As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” and BFC was historically examined and regulated by the Office of Thrift Supervision (“OTS”). However, effective July 21, 2011, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the OTS’ supervisory authority is now held by, and BFC is subject to the supervision of, the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

As of September 30, 2011, we had total consolidated assets of approximately $4.9 billion and shareholders’ equity attributable to BFC of approximately $118.7 million.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries and to provide strategic support to its existing subsidiaries and investments. In furtherance of this strategy, since 2009 the Company has taken several steps, including those described below, which it believes will enhance the Company’s prospects:

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

•

During May 2011 and July 2011, we converted an aggregate of 300,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”) into 595,049 shares of Benihana’s Common Stock. On October 7, 2011, we converted all remaining 500,000 shares of Benihana’s Convertible Preferred Stock held by us into 987,528 shares of Benihana’s Common Stock. These conversions were effected to facilitate shareholder approval of Benihana’s current proposal to reclassify each share of its Class A Common Stock into one share of its Common Stock, thereby eliminating Benihana’s dual-class common stock structure. This current proposal is subject to the approval of Benihana’s stockholders. BFC strongly supports Benihana’s reclassification proposal and BFC intends to vote all shares of Benihana’s stock owned or controlled by it in favor of the reclassification.

On November 1, 2011, BankAtlantic Bancorp entered into a definitive agreement to sell BankAtlantic to BB&T Corporation (“BB&T. On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen, pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, Bluegreen will become a wholly owned subsidiary of BFC. See Note 23, “Subsequent Events,” of the “Notes to Unaudited Consolidated Financial Statements” for additional information regarding the proposed transactions.

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

Generally accepted accounting principles (“GAAP”) require that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen and Woodbridge, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At September 30, 2011, we had an approximately 52% ownership and voting interest in Bluegreen and an approximately 53% ownership interest and 75% voting interest in BankAtlantic Bancorp.

On October 14, 2011, BankAtlantic Bancorp effected a one-for-five reverse split of its common stock. The reverse stock split did not impact the Company’s equity or voting interest in BankAtlantic Bancorp. Where appropriate, amounts throughout this report have been adjusted to reflect the reverse stock split.

Our business activities currently consist of (i) Real Estate and Other and (ii) Financial Services. Since our acquisition of a controlling interest in Bluegreen during November 2009, we have reported the results of our business activities through six segments. Four of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts and Bluegreen Communities, the two segments through which Bluegreen’s business was historically conducted. Our other two segments – BankAtlantic and BankAtlantic Bancorp Parent Company - relate to our Financial Services business activities and include BankAtlantic Bancorp’s results of operations.

As previously disclosed, Bluegreen’s Board of Directors made a determination during June 2011 to seek to sell Bluegreen Communities, or all or substantially all of its assets. As a consequence, Bluegreen Communities is accounted for as a discontinued operation for all periods in the accompanying financial statements. On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of Bluegreen’s subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $31.5 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. The agreement provides for the transaction to be consummated on a date no earlier than December 2, 2011 and no later than February 3, 2012; provided that the closing may be accelerated upon mutual agreement of the parties or extended until a date no later than March 5, 2012 to the extent necessary for all required consents to the transfer of certain operating contracts related to Bluegreen Communities’ business to be obtained. Southstar has advised Bluegreen that it needs to obtain debt and/or equity financing in order to close the transaction, but obtaining such financing is not a closing condition. There is no assurance that the transaction will be consummated on the contemplated terms, including in the contemplated time frame, or at all.

See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for further information regarding the classification of Bluegreen Communities as a discontinued operation and the results of discontinued operations for the three and nine months ended September 30, 2011 and 2010, and Note 14 of the “Notes to Unaudited Consolidated Financial Statements” for additional information about our operating segments.

Forward Looking Statements

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and include words or phrases such as “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments is not a guarantee or indication of future performance.

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

•	the risks and uncertainties affecting BFC and its publicly-traded portfolio of companies, and their respective operations, markets, products and services and proposed strategic transactions;

•

the risk that creditors of the Company’s subsidiaries or other third parties may seek to recover distributions or dividends made by such subsidiaries or other amounts owed by such subsidiaries to such creditors from their respective parent companies, including BFC;

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

•

BFC has historically not paid dividends on its common stock, however we are required to pay dividends to holders of our preferred stock and our ability to pay such dividends may be limited and subject to BFC’s financial condition and the prior written non-objection of the Federal Reserve;

•	the uncertainty regarding the amount of cash that will be required to be paid to Woodbridge shareholders who exercised appraisal rights in connection with Woodbridge’s merger with BFC;

•	the risk that final releases relating to the resolution of certain Woodbridge indebtedness may not be obtained;

•

risks associated with the securities we hold directly or indirectly, including the risk that they may decline in value and that we may be required to record impairment charges with respect to such securities;

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

•

uncertainties regarding legislation relating to the regulation of companies within the financial services industry, including bank holding companies, and the impact of such legislation on our operations and the operations of BankAtlantic Bancorp, as well as the risk that BFC will be required by the Federal Reserve to enter into a Cease and Desist Order with respect to its ownership and oversight of BankAtlantic Bancorp;

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

•

credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on the credit quality of BankAtlantic Bancorp’s loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp);

•	the risks that loan losses have not peaked and risks of additional charge-offs, impairments and required increases in BankAtlantic Bancorp’s allowance for loan losses associated with the economy;

•	the impact of regulatory proceedings and litigation including but not limited to proceedings and litigation relating to overdraft fees;

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

•	the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets;

•	BankAtlantic Bancorp’s success at managing the risks involved in the foregoing; and

•

In addition, this document contains forward looking statements relating to an agreement between BankAtlantic Bancorp and BB&T Corporation to sell BankAtlantic, which are subject to risks and uncertainties including, but not limited to the risk that a transaction between BB&T and BankAtlantic Bancorp may not be completed on a timely basis, on anticipated terms, or at all; BankAtlantic Bancorp’s and/or BankAtlantic’s business may be negatively affected by the pendency of the proposed transaction or otherwise; that regulatory approvals may not be received; that the transaction may not be as advantageous to BankAtlantic Bancorp as expected.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	the overall state of the economy, interest rates and the availability of financing may affect Bluegreen’s ability to market vacation ownership interests (“VOIs”);

•	Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if the customers it finances default on their obligations;

•

while Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, Bluegreen may not be successful and its business and profitability may depend on its ability to obtain financing, which may not be available on favorable terms, or at all;

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

•

Bluegreen’s decision to sell Bluegreen Communities involves a number of risks, including that it may not be successful in divesting the business, may divert management’s attention from its business activities, may result in additional impairment charges and may not ultimately lead to Bluegreen consummating a transaction or otherwise realizing improvements in its operating results and financial condition;

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

•

the impact of litigation and other legal proceedings against Bluegreen and its subsidiaries, including that a finding of liability or damages, as well as the legal and other professional fees and other costs and expenses of such proceedings, may have a material adverse effect on its financial condition and operating results;

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

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in subsequent periods relate to the determination of the allowance for loan losses, the valuation of real estate and its impairment reserves, evaluation of goodwill and other intangible assets for impairment, the valuation of securities, as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, revenue and cost recognition on percent complete projects, estimated costs to complete construction, the valuation of the fair value of assets and liabilities in the application of the acquisition method of accounting, the amount of deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses and notes receivable; (ii) the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; (iii) the valuation of Bluegreen’s notes receivable which for accounting purposes are treated as having been acquired by BFC; (iv) impairment of long-lived assets, including real estate owned and goodwill; (v) the valuation of securities as well as the determination of other-than-temporary declines in value; (vi) accounting for business combinations; (vii) the valuation of real estate; (viii) revenue and cost recognition on percentage-of- completion projects; (ix) estimated cost to complete construction; (x) accounting for deferred tax asset valuation allowance; and (xi) accounting for contingencies. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements

See Note 22 of the “Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
		(As Revised)		(As Revised)
Real Estate and Other	$14,688	(3,085)	32,319	(585)
Financial Services	(11,794)	(25,184)	(11,280)	(96,955)

Income (loss) from continuing operations	2,894	(28,269)	21,039	(97,540)
Loss from discontinued operations	(2,735)	(8,643)	(36,189)	(13,269)

Net income (loss)	159	(36,912)	(15,150)	(110,809)
Less: Net income (loss) attributable to noncontrolling interests	1,963	(12,091)	(3,797)	(50,630)

Net loss attributable to BFC	(1,804)	(24,821)	(11,353)	(60,179)
5% Preferred stock dividends	(188)	(188)	(563)	(563)

Net loss allocable to common stock	$(1,992)	(25,009)	(11,916)	(60,742)

Consolidated net loss attributable to BFC for the three and nine months ended September 30, 2011 was $1.8 million and $11.4 million, respectively, compared with a net loss of $24.8 million and $60.2 million, respectively, for the same periods in 2010. Net loss attributable to BFC for the three and nine months ended September 30, 2011 and 2010, includes the results of discontinued operations related to Bluegreen Communities and, for the nine months ended September 30, 2010, two of Core Communities’ commercial leasing projects. See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for further information regarding discontinued operations.

The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Preferred Stock.

The results of our operating business segments and other information on each segment are discussed below in BFC Activities, Real Estate Operations, Bluegreen Resorts, BankAtlantic and BankAtlantic Bancorp Parent Company.

Revisions to Consolidated Financial Statements – On November 16, 2009, we purchased an additional 7.4 million shares of Bluegreen’s common stock. This share purchase increased our ownership interest in Bluegreen to approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding common stock. Accordingly, we are deemed to have a controlling interest in Bluegreen and, under GAAP, Bluegreen’s results are consolidated in our financial statements. The Company accounted for the acquisition of a controlling interest in Bluegreen in accordance with the accounting guidance for business combinations, pursuant to which we were required to evaluate the fair value of Bluegreen’s assets and liabilities as of the acquisition date. As previously disclosed, the allocation of the purchase price was based on preliminary estimates of the fair value of Bluegreen’s inventory and contracts, and was subject to change within the measurement period as valuations were finalized. Additionally, any offset relating to amortization/accretion was also retrospectively adjusted in the appropriate periods. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, during the fourth quarter of 2010, the Company finalized its valuations and adjusted the preliminary values assigned to the assets and liabilities of Bluegreen in order to reflect additional information obtained since the November 16, 2009 share acquisition date. These changes resulted in the following adjustments at December 31, 2009: a decrease in real estate inventory of approximately $6.9 million; an increase in other assets of approximately $3.5 million; an increase in other liabilities of approximately $4.1 million; and a decrease in deferred income taxes of approximately $7.1 million. Such adjustments resulted in a decrease to the “bargain purchase gain” related to the share acquisition for the year ended December 31, 2009 from $183.1 million to $182.8 million. The Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2010 were revised to reflect the impact of the amortization/accretion associated with the above adjustments which resulted in a decrease to the net loss for the three and nine months ended September 30, 2010 of approximately $162,000 and $438,000, respectively, compared to the previously reported amounts.

Additionally, during the fourth quarter of 2010, management identified certain errors in its previously reported financial statements for 2010 and 2009. Because these errors were not material to the Company’s financial statements for 2010 or 2009, individually or in the aggregate, the Company revised its previously reported 2010 first, second and third quarter financial statements and its 2009 annual financial statements. These adjustments related to the following: the recognition of interest income associated with the notes receivable which for accounting purposes are treated as having been acquired by BFC in accordance with the accounting guidance for Loans and Debt Securities with Deteriorated Credit Quality; an adjustment to the provision for loan losses for those notes receivable; interest expense recognition for notes payable of certain defaulted debt at Woodbridge’s subsidiaries, Core Communities, LLC (“Core” or “Core Communities”) and Carolina Oak Homes, LLC (“Carolina Oak”), at the defaulted interest rate, where the stated interest rate was previously used; the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income; and an adjustment to deferred taxes related to an impairment to real estate inventory which was recorded after November 16, 2009 and accounted for as a temporary difference, which should have been included in the determination of deferred taxes at the acquisition date, as part of the Bluegreen purchase price allocation.

Note 1 of the “Notes to Unaudited Consolidated Financial Statements” presents the adjustments and revisions described above for the three and nine months ended September 30, 2010. The Company has presented the impact of these adjustments and revisions as comparable periods for each quarter and year to date in its Quarterly Reports on Form 10-Q during the current year. The quarterly period adjustments and revisions were also previously disclosed in Note 40 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at September 30, 2011 and December 31, 2010 were $4.9 billion and $5.8 billion, respectively. The significant asset reduction resulted primarily as a result of the sale of BankAtlantic’s Tampa branches and the related assumption of deposits by the purchaser and as a result of the use of cash flows from BankAtlantic’s loan and investment portfolio to repay wholesale borrowings. Total assets were also reduced in connection with balance sheet changes made to achieve the higher capital requirements as of June 30, 2011 required by the Bank Order.

In addition to the above, the primary changes in components of total assets are also summarized below:

•

an increase in interest bearing deposits in other banks primarily resulting from higher cash balances at the Federal Reserve Bank associated with cash management activities partially offset by cash outflows as part of the sale of the Tampa branches;

•

a decrease in securities available for sale primarily reflecting BankAtlantic Bancorp’s repayments of short-term agency mortgage-backed and municipal securities as well as mortgage-backed securities sales;

•	a decrease in BankAtlantic Bancorp’s tax certificate balances primarily relating to redemptions, partially offset by $21.6 million of tax certificate purchases;

•	a decline in FHLB stock balances resulting from redemptions relating to the repayment of FHLB advances;

•	an increase in BankAtlantic Bancorp’s loans held for sale primarily associated with the transfer of non-performing commercial and residential loans to held for sale;

•

a decrease in BankAtlantic Bancorp’s loans receivable balances associated with $79.9 million of net-charge-offs, $49.0 million of loans transferred to real estate owned, $27.8 million of loan sales, and repayments of loans in the ordinary course of business;

•	a decrease in BankAtlantic Bancorp’s accrued interest receivables resulting primarily from lower loan and tax certificate balances; and

•	a reduction in assets held for sale resulting from the sale of BankAtlantic’s Tampa branches to PNC.

The decrease in total assets also includes a $53.8 million decrease in the carrying value of the Bluegreen Communities assets related to write down the assets to their estimated fair value less cost to sell. As discussed in Note 1 and 4 of this report, Bluegreen Communities met the criteria for classification as discontinued operations. Accordingly, the operating results of Bluegreen Communities are included in discontinued operations in the consolidated statements of operations, and the majority of the assets related to Bluegreen Communities are presented separately on the Consolidated Statements of Financial Condition as “assets held for sale from discontinued operations”.

Total liabilities at September 30, 2011 and December 31, 2010 were $4.7 billion and $5.6 billion, respectively. The primary changes in components of total liabilities are summarized below:

•

a decrease in BankAtlantic’s interest bearing deposit account balances reflecting the prepayment of institutional and public fund time deposits, as well as a reduction in time deposit accounts associated with the low interest rate environment and competitive money market account interest rates;

•

an increase in BankAtlantic’s non-interest bearing deposits due primarily to higher average balances per customer account and the transfer of $12.2 million of customer reverse repurchase agreements to non-interest bearing deposits in connection with the discontinuation of the customer reverse repurchase agreement product;

•	a decrease in deposits held for sale associated with the sale of BankAtlantic’s Tampa branches;

•	lower FHLB advances and short term borrowings at BankAtlantic due to repayments;

•	a decrease of $11.3 million in the deferred gain on debt settlement which was recognized into income upon Core receiving a general release of liability during the three months ended March 31, 2011;

•

an increase in the deferred gain on debt settlement of $29.9 million related to the debt settlement of Carolina Oak, which will be recognized into income at the earlier of the conclusion of the related foreclosure proceeding or April 24, 2012;

•	an increase in BankAtlantic Bancorp’s junior subordinated debentures liability due to interest deferrals; and

•	a decrease in other liabilities primarily due to contributions to BankAtlantic’s deferred benefit pension plan.

BFC Activities

BFC Activities

The BFC Activities segment consists of BFC operations, our investment in Benihana, and other operations of Woodbridge. BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides human resources, risk management, investor relations and executive office administration services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc (“BFC/CCC”). Woodbridge’s other operations include the activities of Pizza Fusion Holdings, Inc. (“Pizza Fusion”) and Snapper Creek Equity Management, LLC, as well as certain other investments.

The discussion that follows reflects the operations and related matters of BFC Activities (in thousands).

	For the Three Months Ended September 30,		Change 2011 vs. 2010	For the Nine Months Ended September 30,		Change 2011 vs. 2010
	2011	2010		2011	2010
Revenues
Other revenues	178	517	(339)	748	1,386	(638)

	178	517	(339)	748	1,386	(638)

Cost and Expenses
Interest expense	1,194	1,439	(245)	4,066	4,920	(854)
Selling, general and administrative expenses	2,630	6,633	(4,003)	13,218	20,261	(7,043)
Other expenses	209	—	209	209	—	209

	4,033	8,072	(4,039)	17,493	25,181	(7,688)
Loss on settlement of investment in subsidiary	—	—	—	—	(1,135)	1,135
Equity in earnings (loss) from unconsolidated affiliates	(4)	(11)	7	1,365	(38)	1,403
Other income	1,231	1,403	(172)	4,030	4,569	(539)

Loss from continuing operations before income taxes	(2,628)	(6,163)	3,535	(11,350)	(20,399)	9,049
Less: Benefit for income taxes	(4,476)	(594)	(3,882)	(4,672)	(7,140)	2,468

Net income (loss)	$1,848	(5,569)	7,417	(6,678)	(13,259)	6,581

Other revenues for the three and nine months ended September 30, 2011 and 2010 are related to franchise revenues generated by Pizza Fusion.

The decrease in interest expense primarily resulted from lower interest rates. No interest was capitalized during the three or nine months ended September 30, 2011 or 2010.

The decrease in general and administrative expenses of approximately $4.0 million and $7.0 million during the three and nine months ended September 30 2011, respectively, compared to the same periods in 2010 was primarily due to a decline in employee compensation and benefits, which primarily resulted from workforce reductions and lower bonuses, severance and stock compensation. Additional declines in general and administrative expenses were due Pizza Fusion store closures. The decrease in expenses was offset in part by higher professional expenses for the nine months ended September 2011.

The increase in equity in earnings from unconsolidated affiliates of approximately $1.4 million during the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to the recognition of the negative basis of an investment in BFC/CCC’s wholly-owned subsidiary of approximately $1.3 million. BFC/CCC’s wholly-owned subsidiary had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida which served as collateral for an approximately $26.0 million loan to the limited liability company. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial

BFC Activities

performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with its lender, pursuant to which it has conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million.

Benefit for income taxes for the three months ended September 30, 2011 includes the recognition of uncertain tax positions taken in a prior tax year relating to settlements with taxing authorities. During the second quarter of 2010, we recognized a tax benefit of approximately $5.4 million resulting from an expected additional tax refund due to a recent change in IRS guidance, approximately $1.1 million of which we anticipate paying to the Levitt and Sons’ estate. The $1.1 million was recorded in the (loss) gain on settlement of investment in Woodbridge’s subsidiary and is subject to change pending a final review of the $5.4 million expected tax refund by the IRS.

2008 Step acquisitions – Purchase Accounting

During 2008, BFC purchased an aggregate of approximately 144,770 shares of BankAtlantic Bancorp’s Class A Common Stock on the open market (as adjusted for BankAtlantic Bancorp one-for-five reverse split in October 2011). The shares purchased were accounted for as step acquisitions under the purchase method of accounting then in effect. Accordingly, the assets and liabilities acquired were revalued to reflect market values at the date of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other effects of purchase accounting increased our consolidated net loss for the three months ended September 30, 2011 by approximately $10,000 and decreased our consolidated net loss for the nine months ended September 30, 2011 by approximately $506,000. The net impact also increased our consolidated net loss for the three and nine months ended September 30, 2010 by approximately $31,000 and $93,000, respectively.

BFC Activities- Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, we had cash, cash equivalents and short-term investments totaling approximately $4 million and $29 million, respectively. The decrease in cash, cash equivalents and short-term investments was due to the purchase of approximately 2.7 million shares of BankAtlantic Bancorp’s Class A Common Stock in BankAtlantic Bancorp’s 2011 rights offering for approximately $10 million, as described below, BFC’s operating and general and administrative expenses of approximately $8.1 million, junior subordinated debentures interest payments of approximately $3.7 million and $2.5 million payment to the note holder in connection with a settlement agreement, as discussed below.

Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash, including tax refunds received as a result of tax law changes and short-term investments. We also expect to receive a $7.5 million tax refund, net of amounts payable under the settlement agreement related to the bankruptcy filing of Levitt and Sons LLC and substantially all of its subsidiaries, as discussed in Note 15 of the “Notes to Unaudited Consolidated Financial Statements.”

We expect to use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the years ended December 31, 2010 or 2009, or during the nine months ended September 30, 2011.

BFC Activities

During June 2011, BFC purchased for $10.0 million approximately 2.7 million shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscription rights granted to it in BankAtlantic Bancorp’s rights offering (the “2011 Rights Offering”). The shares acquired in the 2011 Rights Offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 53% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 75%.

Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp. BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock without first receiving the written non-objection of the Federal Reserve. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. BankAtlantic Bancorp can end the deferral period at any time, and BankAtlantic Bancorp has committed to pay the outstanding deferred interest on the trust preferred securities in connection with the consummation of the sale of BankAtlantic to BB&T. Furthermore, BFC has not to date received cash dividends from Bluegreen and certain of Bluegreen’s credit facilities contain terms which may limit the payment of cash dividends, and Bluegreen may only pay dividends subject to declaration by its Board of Directors, a majority of whom are independent directors under the listing standards of the New York Stock Exchange.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including tax refunds and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also, subject to the receipt of any regulatory approval or non-objection, seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, the issuance of equity and/or debt securities or through the sale of assets. However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial position.

BFC, on a parent company only basis, had previously committed that it would not, without the prior written non-objection of the OTS, (i) incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt, except as contemplated by BFC’s business plan or in connection with BankAtlantic’s compliance requirements applicable to it; (ii) declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter or (iii) enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices. Additionally, on June 30, 2011, the OTS advised BFC that it was not permitted to (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity, or (ii) make dividend payments on its preferred stock, in each case without the prior written non-objection of the OTS. On July 21, 2011, BFC made a formal request to the Federal Reserve, which now has the supervisory authority previously held by the OTS, for a written non-objection to the payment of the dividend on BFC’s outstanding preferred stock for the quarter ended September 30, 2011. BFC subsequently received a written non-objection from the Federal Reserve with respect to such dividend payment. Future dividend payments on BFC’s preferred stock will require the written non-objection of the Federal Reserve.

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

During 2004, the Company purchased 800,000 shares of Benihana Convertible Preferred Stock (“Convertible Preferred Stock”) for $25.00 per share. BFC received quarterly dividends on its Convertible Preferred Stock at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. During May 2011 and July 2011, we converted a total of 300,000 shares of Convertible Preferred Stock of Benihana into 595,049 shares of Benihana’s Common Stock. On October 7, 2011, we converted all remaining 500,000 shares of

BFC Activities

Benihana’s Convertible Preferred Stock we held into 987,528 shares of Benihana’s Common Stock. These conversions were effected to facilitate shareholder approval of Benihana’s current proposal to reclassify each share of its Class A Common Stock into one share of its Common Stock. We strongly support Benihana’s reclassification proposal. We currently own an aggregate of 1,582,577 shares of Benihana’s Common Stock, representing approximately 20% voting interest and approximately 9% economic interest in Benihana.

On June 21, 2004, the Company sold 15,000 shares of its 5% Preferred Stock to an investor group in a private offering. The Company’s 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices ranging from $1,025 per share for the year 2011 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s Board of Directors and written non-objection from the Federal Reserve, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. Since June 2004, the Company has paid quarterly dividends on the 5% Preferred Stock of $187,500. On December 17, 2008, the Company amended certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The amendment eliminated the right of the holders of the 5% Preferred Stock to convert their shares of Preferred Stock into shares of the Company’s Class A Common Stock. The amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event the Company sells any shares of Benihana’s Common Stock received upon conversion of Benihana’s Convertible Preferred Stock. Additionally, in the event the Company defaults on its obligation to make dividend payments on its 5% Preferred Stock, the amendment entitles the holders of the 5% Preferred Stock, in place of the Company, to receive directly from Benihana certain payments on the shares of Benihana’s Common Stock. Future dividend payments of our preferred stock will require the prior written non-objection of the Federal Reserve.

The development activities at Carolina Oak, which was within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. Woodbridge was the obligor under a $37.2 million loan that was collateralized by the Carolina Oak property. During November 2009, the lender filed an action against Woodbridge and Carolina Oak alleging default under a promissory note and breach of a guaranty related to the loan. During December 2009, the OTS closed the lender and appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. The FDIC subsequently sold the loan to an investor group (sometimes referred to herein as the “note holder”). Effective April 26, 2011, Woodbridge and Carolina Oak entered into a settlement agreement with the note holder to resolve the disputes and litigation between them. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time, agreed to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. At April 26, 2011, the carrying amount of Carolina Oak’s inventory was approximately $10.8 million. In accordance with the applicable accounting guidance, the Company recorded a deferred gain on debt settlement of $29.9 million in its Consolidated Statement of Financial Condition as of September 30, 2011. The deferred gain will be recognized into income at the earlier of the conclusion of a foreclosure proceeding or April 25, 2012.

During June 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases relating to the voluntary bankruptcy petitions filed by Levitt and Sons and substantially all of its subsidiaries during November 2007. Pursuant to the Settlement Agreement, as it was subsequently amended, Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement, as amended. The Company’s liability related to the Settlement Agreement at

BFC Activities

each of September 30, 2011 and December 31, 2010 was approximately $11.7 million, representing the portion of tax refund that will likely be required to be shared with the Debtors’ Estate pursuant to the Settlement Agreement. As of September 30, 2011 and December 31, 2010, $8.4 million of such $11.7 million portion of the tax refund to be paid to the Debtors’ Estate was received and placed in an escrow account. The $8.4 million amount is included as restricted cash in the Company’s Consolidated Statements of Financial Condition.

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement was $2.0 million (which was shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to an unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment. No amounts are recorded in our financial statements at September 30, 2011 or December 31, 2010 for this joint venture.

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

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At September 30, 2011 and December 31, 2010, the carrying amount of this investment was approximately $283,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements at September 30, 2011 or December 31, 2010 for the obligations associated with this guarantee based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.

Real Estate

Real Estate Operations Segment

The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core prior to its liquidation in 2010 and Carolina Oak, which was engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008. The Real Estate Operations segment also includes the operations of Cypress Creek Holdings, which engages in leasing activities. Cypress Creek Holdings did not have any lease contracts in effect during the three or nine months ended September 30, 2011.

Real Estate Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
(In thousands)	(Unaudited) (Revised)			(Unaudited) (Revised)
Revenues:
Sales of real estate	$—	—	—	—	2,455	(2,455)
Other revenues	—	294	(294)	(17)	1,228	(1,245)

Total revenues	—	294	(294)	(17)	3,683	(3,700)

Costs and expenses:
Cost of sales of real estate	—	—	—	—	2,175	(2,175)
Selling, general and administrative expenses	330	2,946	(2,616)	1,182	7,407	(6,225)
Interest expense	621	3,492	(2,871)	2,858	9,952	(7,094)

Total costs and expenses	951	6,438	(5,487)	4,040	19,534	(15,494)

Gain on settlement of investment in subsidiary	—	—	—	11,305	—	11,305
Interest and other income	—	47	(47)	4	808	(804)

(Loss) income from continuing operations before income taxes	(951)	(6,097)	5,146	7,252	(15,043)	22,295
Provision for income taxes	(3)	—	(3)	(3)	—	(3)

(Loss) income from continuing operations	(954)	(6,097)	5,143	7,249	(15,043)	22,292
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	—	2,465	(2,465)

Net (loss) income	$(954)	(6,097)	5,143	7,249	(12,578)	19,827

For the Three Months Ended September 30, 2011 Compared to the Same 2010 Period

Other revenues recognized for the three months ended September 30, 2010 is primarily comprised of irrigation revenue earned at one of the five subsidiaries whose membership interests were pledged as additional collateral in the debt settlement agreement with one of Core’s lenders.

Selling, general and administrative expenses decreased to $0.3 million for the three months ended September 30, 2011 from $2.9 million for the same period in 2010. The decrease was primarily a result of the cessation of operations at Core and Carolina Oak.

Interest expense decreased to $0.6 million in the three months ended September 30, 2011 compared to $3.5 million for the same period in 2010. The decrease was primarily due to the release of approximately $149.5 million of debt as part of Carolina Oak and Core’s settlement agreements with their lenders.

For the Nine Months Ended September 30, 2011 Compared to the Same 2010 Period

During the nine months ended September 30, 2010, we sold approximately 8 acres, which generated revenues of approximately $2.5 million, and cost of sales related to the sale amounted to $2.2 million.

Other revenues recognized for the nine months ended September 30, 2010 primarily consisted of rental income from a tenant whose lease agreement expired in March 2010 and irrigation revenue earned at one of the five subsidiaries whose membership interests were pledged as additional collateral in the debt settlement agreement with one of Core’s lenders.

Real Estate

Selling, general and administrative expenses decreased to $1.2 million for the nine months ended September 30, 2011 from $7.4 million for the same 2010 period. The decrease was primarily a result of the cessation of operations at Core and Carolina Oak.

Interest expense totaled $2.9 million for the nine months ended September 30 2011 and $10.0 million for the same 2010 period. No interest was capitalized during the nine months ended September 30, 2011 and 2010. The decrease was primarily due to the release of approximately $149.5 million of debt as part of Carolina Oak’s and Core’s settlement agreements with their lenders.

Income from discontinued operations related to Core’s Projects of which $2.5 million related to the gain recognized in connection with the sale of the Projects in June 2010. See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for further information.

Gain on settlement of investment in subsidiary of $11.3 million is attributable to the deconsolidation of five of Core’s subsidiaries, the membership interests in which were transferred to the lender upon settlement of $86.7 million in debt.

Real Estate Operations-Liquidity and Capital Resources

At September 30, 2011 and December 31, 2010, Core had cash and cash equivalents of $0.1 million and $1.0 million, respectively.

During 2010, demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties were located. In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with its various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which was undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and entered into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefore, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry of the consensual judgments of foreclosure. In accordance with the accounting guidance, the Company recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. Core received its general release of liability, and accordingly the deferred gain on settlement of investment in subsidiary was recognized into income during the first quarter of 2011. Approximately $27.2 million of the $113.9 million of mortgage loans described above is collateralized by property in South Carolina which had an estimated carrying value of approximately $19.4 million at September 30, 2011. This property is subject to separate foreclosure proceedings which are not expected to commence until later in the fourth quarter of 2011. While Core was released by the lender from any other claims relating to the loans, the applicable accounting guidance requires that the $27.2 million of debt and associated $19.4 million of collateral remain in Core’s financial statements until the foreclosure proceedings have been completed.

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

Real Estate

Off Balance Sheet Arrangements and Contractual Obligations

The following table summarizes our Real Estate and Other contractual obligations (excluding Bluegreen) as of September 30, 2011 (in thousands):

Category (1)	Total	Less than 12 Months	13-36 Months	37-60 Months	More than 60 Months
Long Term Debt Obligations(2)	$123,514	27,489	524	10,449	85,052
Operating Lease Obligations	106	33	73	—	—

Total Obligations	$123,620	27,522	597	10,449	85,052

(1)	Long-term debt obligations consist of notes, mortgage notes and bonds payable and junior subordinated debentures. Operating lease obligations consist of lease commitments. The timing of contractual payments for debt obligations assumes the exercise of all extensions available at our sole discretion. Long-term debt obligations and long-term debt obligations include defaulted loans totaling approximately $27.2 million as of September 30, 2011 of which repayment of the outstanding debt was accelerated by the lender and is currently being shown as immediately due and payable in less than 12 months.
(2)	These amounts include scheduled principal payments.

During the quarter ended September 30, 2011, we recorded a reduction to tax expense related to the previously unrecognized tax benefit of $2.4 million. In accordance with the accounting guidance for uncertainty in income taxes, an entity can recognize the benefit of an uncertain tax position that was previously not recognized in the interim period that is effectively settled through an examination, negotiation, or litigation. During September 2011, we received a letter from the Department of Treasury, indicating that the Joint Committee of Taxation had completed its consideration of the examination performed by the Internal Revenue Service of the Company’s income tax returns for the years ended 2004 through 2008 and found no exceptions. As a result, we recognized the $2.4 million of tax benefit in the current period.

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At September 30, 2011 and December 31, 2010, Woodbridge had $245,000 and $490,000, respectively in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond the previous accrued amount. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of surety bond exposure in connection with demands made by a municipality. Based on claims by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated with the municipality and while Woodbridge did not believe that the municipality had the right to demand payment under the bonds, Woodbridge complied with that request. In August 2010, a motion for summary judgment was entered in Woodbridge’s favor terminating any obligations under the bonds. The municipality has appealed the decision.

Real Estate

Bluegreen

The Company’s consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 include the results of operations of Bluegreen Resorts, the operating segment of Bluegreen engaged in the vacation ownership industry. Due to Bluegreen’s Board of Directors recent determination to pursue the sale of Bluegreen Communities or all or substantially all of its assets, the operating results of Bluegreen Communities are presented as discontinued operations for all periods presented. See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for information regarding the results of discontinued operations for the three and nine months ended September 30, 2011 and 2010. Bluegreen is a separate public company, and the following discussion is derived from or includes disclosure prepared by Bluegreen’s management and included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. Accordingly, unless noted to the contrary or the context otherwise requires, references to the “Company”, “we”, “us” or “our” in the following discussion are references to Bluegreen and its subsidiaries, and are not references to BFC.

Bluegreen’s results for the three and nine months ended September 30, 2011 reflect its continued focus on fee-based service business and its efforts to achieve selling and marketing efficiencies in its Bluegreen Resorts segment.

During the three months ended September 30, 2011

•	Bluegreen generated “free cash flow” (cash flow from operating and investing activities) of $41.1 million.

•	VOI system-wide sales, which include sales of third-party inventory, were $91.0 million compared to $89.5 million during the three months ended September 30, 2010.

•

Bluegreen’s sales and marketing fee-based service business sold $34.0 million of third-party inventory and earned sales and marketing commissions of $23.5 million. Including Bluegreen’s resort management, resort title, construction management and other operations, Bluegreen’s total fee-based service revenues were $42.3 million, a 31% increase over the three months ended September 30, 2010.

Bluegreen believes its fee-based service business enables Bluegreen to leverage its management, sales and marketing, mortgage servicing, title and construction experience to generate recurring revenues from third parties. Bluegreen’s provision of these services requires significantly less capital investment than its traditional vacation ownership business. During the three months ended September 30, 2011 and 2010, Bluegreen sold $34.0 million and $22.1 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $23.5 million and $15.1 million, respectively. Based on an allocation of its selling, marketing and segment general and administrative expenses to these sales, Bluegreen believes it generated approximately $6.2 million and $4.7 million pre-tax profits by providing these sales and marketing fee-based services during the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, Bluegreen sold $77.8 million and $56.0 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $52.5 million and $37.5 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, Bluegreen believes it generated approximately $11.9 million and $8.1 million in pre-tax profits by providing these sales and marketing fee-based services during the nine months ended September 30, 2011 and 2010, respectively.

Additionally, consistent with Bluegreen’s initiatives to improve liquidity, during the three and nine months ended September 30, 2011, Bluegreen continued to focus on entering into VOI sales that are paid in cash in full at the time of sale, or shortly thereafter and encouraging larger down payments on financed sales. During the nine months ended September 30, 2011, including down payments received on financed sales, 55% of Bluegreen’s VOI sales were paid in cash within approximately 30 days from the contract date. Refer to the Liquidity and Capital Resources section below for additional information.

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

Real Estate

Bluegreen Resorts Financial Results

The following tables include the financial results of Bluegreen Resorts for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,
	2011		2010
	Amount	Percentage of Sale	Amount	Percentage of Sale
	(dollars in thousands)
			(As Revised)
System-wide sales of VOIs (1)	$90,976		89,473
Changes in sales deferred under timeshare accounting rules	(335)		4,854

System-wide sales of VOIs, net (1)	90,641	100%	94,327	100%
Less: Sales of third-party VOIs	(33,983)	-37%	(22,090)	-23%

Gross sales of VOIs	56,658	63%	72,237	77%
Estimated uncollectible VOI notes receivable (2)	(6,983)	-12%	(23,744)	-33%

Sales of VOIs	49,675	55%	48,493	51%
Cost of VOIs sold (3)	15,184	31%	9,918	20%

Gross profit (3)	34,491	69%	38,575	80%
Fee-based sales commission revenue	23,460	26%	15,148	16%
Other fee-based services revenue	18,838	21%	17,170	18%
Cost of other fee-based services	10,550	12%	10,206	11%
Net carrying cost of VOI inventory	2,362	3%	2,329	2%
Selling and marketing expenses	40,734	45%	39,518	42%
Field general and administrative expenses (4)	5,142	6%	6,677	7%

Segment operating profit	$18,001	20%	12,163	13%

	For the Nine Months Ended September 30,
	2011		2010
	Amount	Percentage of Sale	Amount	Percentage of Sale
	(dollars in thousands)
			(As Revised)
System-wide sales of VOIs (1)	$228,599		224,230
Changes in sales deferred under timeshare accounting rules	(1,639)		(9,304)

System-wide sales of VOIs, net (1)	226,960	100%	214,926	100%
Less: Sales of third-party VOIs	(77,844)	-34%	(56,045)	-26%

Gross sales of VOIs	149,116	66%	158,881	74%
Estimated uncollectible VOI notes receivable (2)	(17,763)	-12%	(25,827)	-16%

Sales of VOIs	131,353	58%	133,054	62%
Cost of VOIs sold (3)	21,442	16%	21,076	16%

Gross profit (3)	109,911	84%	111,978	84%
Fee-based sales commission revenue	52,532	23%	37,458	17%
Other fee-based services revenue	53,325	23%	49,263	23%
Cost of other fee-based services	28,286	12%	28,020	13%
Net carrying cost of VOI inventory	9,863	4%	7,910	4%
Selling and marketing expenses	104,281	46%	102,021	47%
Field general and administrative expenses (4)	13,753	6%	12,702	6%

Segment operating profit	$59,585	26%	48,046	22%

(1)	Includes sales of VOI’s made on behalf of third parties, which are transacted in the same manner as the sale of Bluegreen’s VOI inventory.
(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs.

Real Estate

(3)	Percentages for cost of VOIs sales and the associated gross profit are calculated as a percentage of sales of VOIs.
(4)	General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totaled $9.5 million and $7.6 million for the three months ended September 30, 2011 and 2010, respectively and $30.3 million and $30.0 million for the nine months ended September 30, 2011 and 2010, respectively. See Corporate General and Administrative Expenses below for further details.

Bluegreen Resorts

Bluegreen Resorts – Resort Sales and Marketing

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third-party for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with timeshare accounting rules:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Number of sales offices at period end	21	20	21	20
Number of Bluegreen VOI sales transactions	4,853	5,569	12,880	14,217
Number of sales made on behalf of third-parties for a fee	2,809	1,792	6,229	4,588
Total number of VOI sales transactions	7,662	7,361	19,109	18,805
Average sales price per transaction	$11,851	$12,240	$11,985	$12,039
Number of total prospects tours	48,773	47,750	126,405	121,329
Sale-to-tour conversion ratio– total prospects	15.7%	15.4%	15.1%	15.5%
Number of new prospects tours	29,125	28,463	73,891	70,200
Sale-to-tour conversion ratio– new prospects	11.1%	10.1%	10.8%	10.7%
Percentage of sales to owners	55.1%	57.6%	56.9%	58.3%

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of our VOIs as well as sales of VOIs owned by third parties. The sales of third party VOIs are transacted as sales of timeshare interest in the Bluegreen Vacation Club through the same selling and marketing process we use to sell our VOI inventory. We earn commissions on such sales from third parties. System-wide sales of VOIs during the three months ended September 30, 2011 were $91.0 million and $89.5 million for the same period in 2010. System-wide sales of VOIs were $228.6 million and $224.2 million during the nine months ended September 30, 2011 and 2010, respectively. System-wide sales increased during the 2011 periods as compared to the same periods in 2010 as a result of an increase in sales volume, partially offset by a slightly lower average sales price per transaction.

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $56.7 million and $72.2 million during the three months ended September 30, 2011 and 2010, respectively, and were $149.1 million and $158.9 million during the nine months ended September 30, 2011 and 2010, respectively. Sales of VOIs owned by us decreased during 2011 due to our increased focus on selling VOIs on behalf of third-parties in connection with the expansion of our fee-based sales and marketing business. See Fee-Based Sales Commission Revenue below.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, as adjusted by the impact of estimated uncollectible VOI notes receivable as further described below. Sales of VOIs were $49.7 million and $48.5 million during the three months ended September 30, 2011 and 2010, respectively. Sales of VOIs were $131.4 million and $133.1 million during the nine months ended September 30, 2011 and 2010, respectively.

VOI revenue is reduced by our estimate of future uncollectible VOI notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in our estimates of future note receivable performance for newly originated loans and the future performance of our existing loan portfolio.

Real Estate

Cost of VOIs Sold. Cost of VOIs sold is the cost of Bluegreen VOI inventory which was sold during the period and relieved from inventory. Cost of VOIs sold was $15.2 million and $9.9 million during the three months ended September 30, 2011 and 2010, respectively and represented 31% and 20%, respectively, of sales of VOIs. During the nine months ended September 30, 2011 and 2010, cost of VOIs sold was $21.4 million and $21.1 million, respectively and represented 16% each, of sales of VOIs.

Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each respective period, changes to estimated future sales (including future defaults and estimated incremental revenue from the resale of repossessed VOI inventory), and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).

Fee-Based Sales Commission Revenue. Bluegreen earns commissions for the sales of third-party inventory upon the closing of the respective sales transaction.

During the three months ended September 30, 2011 and 2010, Bluegreen sold $34.0 million and $22.1 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $23.5 million and $15.1 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $6.2 million and $4.7 million in pre-tax profits from these sales and marketing fee-based services during the three months ended September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2011 and 2010, Bluegreen sold $77.8 million and $56.0 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $52.5 million and $37.5 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $11.9 million and $8.1 million in pre-tax profits by providing these sales and marketing fee-based services during the nine months ended September 30, 2011 and 2010, respectively.

The increase in the sales of third-party developer inventory is a result of Bluegreen’s strategic expansion of its fee-based service business. Bluegreen anticipates that fee-based services will be a greater portion of Bluegreen’s revenues in the future although Bluegreen’s efforts in this respect may not be successful.

Net Carrying Cost of VOI Inventory. We are responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory, which is paid to the property owners’ associations that maintain the resorts. We attempt to mitigate this expense, to the extent possible, through the rental of our owned VOIs. Accordingly, the net carrying cost of our unsold inventory fluctuates with the number of VOIs we own and the number of resorts subject to developer subsidy arrangements, as well as proceeds from rental and sampler activity. During the three months ended September 30, 2011 and 2010 the carrying cost of our inventory was $4.9 million and $4.7 million, respectively, and was partially offset by rental and sampler revenues, net of expenses, of $2.5 million and $2.4 million, respectively. During the nine months ended September 30, 2011 and 2010, the carrying cost of our inventory was $17.1 million and $15.8 million, respectively, and was partially offset by rental and sampler revenues, net of expenses, of $7.2 million and $7.9 million, respectively.

Selling and Marketing Expenses. Selling and marketing expenses for Bluegreen Resorts were $40.7 million and $39.5 million during the three months ended September 30, 2011 and 2010, respectively. As a percentage of system-wide sales, net, selling and marketing expenses increased to 45% during the three months ended September 30, 2011 from 42% during the three months ended September 30, 2010. The increase in the sales and marketing expense as a percentage of system-wide sales, net, during the three months ended September 30, 2011 was due to the fluctuations in the mix of marketing programs, including a reduced proportion of sales to existing owners, which carry a relatively lower marketing cost, and due to changes in sales deferred under timeshare accounting rules. Selling and marketing expenses were $104.3 million and $102.0 million during the nine months ended September 30, 2011 and 2010, respectively. As a percentage of system-wide sales, net, selling and marketing expenses decreased to 46% during the nine months ended September 30, 2011 from 47 % during the nine months ended September 30, 2010.

Real Estate

Field General and Administrative Expenses. Field general and administrative expenses, which represent expenses directly attributable to our resort sales and marketing operations and exclude corporate overhead were $5.1 million and $6.7 million during the three months ended September 30, 2011 and 2010, respectively, and were $13.8 million and $12.7 million during the nine months ended September 30, 2011 and 2010, respectively. As a percentage of system-wide sales, net, field general and administrative expenses decreased slightly to 6% during the three months ended September 30, 2011 from 7% during the same period in 2010. As a percentage of system-wide sales, net, field general and administrative expenses were approximately 6% during the nine months ended September 30, 2011 and 2010.

Other Fee-Based Services

The following table sets forth pre-tax profit generated by Bluegreen’s resort management and other services (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Fee-based management services	$14,357	12,772	41,294	38,337
Title Operations	2,271	3,025	6,132	7,111
Other	2,210	1,373	5,899	3,815

Total other fee-based service revenues	18,838	17,170	53,325	49,263

Costs:
Fee-based management services	$7,628	6,647	20,643	18,660
Title Operations	851	598	1,987	1,641
Other	2,071	2,961	5,656	7,719

Total cost of other fee-based service	10,550	10,206	28,286	28,020
Profit:
Fee-based management services	$6,729	6,125	20,651	19,677
Title Operations	1,420	2,427	4,145	5,470
Other	139	(1,588)	243	(3,904)

Total other fee-based service profit	8,288	6,964	25,039	21,243

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

Revenues generated by other resort fee-based services were $18.8 million and $17.2 million during the three months ended September 30, 2011 and 2010, respectively and $53.3 million and $49.3 million during the nine months ended September 30, 2011 and 2010, respectively. Revenues related to other resort fee-based services increased in 2011 as we provided services to more VOI owners and managed more timeshare resorts on behalf of property owners’ associations during the 2011 periods. As of September 30, 2011, Bluegreen managed 45 time share resort properties and hotels compared to 43 as of September 30, 2010. Fees earned from title services decreased in 2011 compared to 2010 as a result of an initiative which was implemented in 2010 to reduce Bluegreen’s processing back-log that had the impact of increasing 2010 revenues.

Bluegreen intends to continue to pursue its efforts to provide resort management and title services to resort developers and others, on a cash-fee basis. While Bluegreen’s efforts to do so may not be successful, we hope that this will become an increasing portion of Bluegreen’s business over time.

Cost of Other Resort Fee-Based Services. Cost of other resort fee-based services was $10.6 million and $10.2 million during the three months ended September 30, 2011 and 2010, respectively. Cost of other fee-based services was $28.3 million and $28.0 million during the nine months ended September 30, 2011 and 2010, respectively. The increase in the cost during the 2011 periods is due to the additional service volumes described above.

Real Estate

Interest Income and Interest Expense

As of September 30, 2011 and 2010, Bluegreen’s net interest spread primarily included the interest earned on $635.9 million and $732.5 million, respectively of gross VOI notes receivable, net of interest expense incurred on $497.0 million and $593.2 million, respectively of related receivable-backed debt. The following table details the sources of interest income and related interest expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
VOI notes receivable	$21,871	23,300	65,939	70,909
Other	161	182	500	466

Total interest income	22,032	23,482	66,439	71,375

Interest expense:
Receivable-backed notes payable	9,904	10,890	31,145	34,616
Other	3,727	4,867	12,022	11,522

Total interest expense	13,631	15,757	43,167	46,138

Net interest spread	$8,401	7,725	23,272	25,237

Interest Income. Interest income was $22.0 million and $23.5 million during the third quarters of 2011 and 2010, respectively. Interest income was $66.4 million and $71.4 million during the nine months ended September 30, 2011 and 2010, respectively. The decrease in interest income during the 2011 periods compared to the same periods during 2010 was a result of the continued decrease in our VOI notes receivable portfolio, which in turn was due to both the maturing of the portfolio as well as our efforts to increase cash sales and collect higher down payments on those VOI sales that we do finance. We expect that our notes receivable portfolio will continue to decrease in the near term due to these factors.

Interest Expense. Interest expense on receivable-backed notes payable was $9.9 million and $10.9 million for the third quarters of 2011 and 2010, respectively. Interest expense on receivable-backed notes payable was $31.1 million and $34.6 million for the nine months ended September 30, 2011 and 2010, respectively. Our other interest expense, which is primarily comprised of interest on lines of credit and notes payable and on our subordinated debentures, was $3.7 million and $4.9 million during the three months ended September 30, 2011 and 2010, respectively and $12.0 million and $11.5 million during the nine months ended September 30, 2011 and 2010, respectively.

Bluegreen’s total interest expense, which includes interest expense on receivable-backed notes payable and interest on lines of credit, notes payable and subordinated debentures, was $13.6 million and $15.8 million for the three months ended September 30, 2011 and 2010, respectively, and $43.2 million and $46.1 million for the nine months ended September 30, 2011 and 2010, respectively. Interest expense decreased during the three and nine months ended September 30, 2011, compared to the same periods of 2010 due to the lower outstanding average debt balance during the 2011 periods as a result of debt repayments, partially offset by slightly higher average interest rates. Bluegreen’s effective cost of borrowing was 7.6% and 7.4% during the nine months ended September 30, 2011 and 2010, respectively.

Mortgage Servicing Operations. Bluegreen’s mortgage servicing operations include processing payments, and collection of notes receivable owned by Bluegreen, and by third parties. In addition, Bluegreen’s mortgage servicing operations facilitate the monetization of its VOI notes receivable through its various credit facilities and include, monthly reporting activities for Bluegreen’s lenders and receivable investors. The cost of Bluegreen’s mortgage servicing operations was $1.3 million and $1.2 million during the third quarter of 2011 and 2010, respectively. The cost of Bluegreen’s mortgage servicing operations was $3.7 million and $3.8 million during the nine months ended September 30, 2011 and 2010, respectively.

Real Estate

Bluegreen earns loan servicing fees from our securitization and securitization-type transactions as well as from providing loan servicing to third-party developers. The loan servicing fees that we earn on our securitization and securitization-type transactions are included as a component of interest income on notes receivable as we consolidate the VIEs that hold the notes receivable and related debt (see Note 9 to our Consolidated Financial Statements). Servicing fee income earned for servicing the loan portfolio of two of Bluegreen’s third-party developers in connection with our fee-based service arrangements was approximately $0.3 million and $0.1 million during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the total amount of notes receivable serviced by Bluegreen under these arrangements was $40.6 million.

Corporate General and Administrative Expenses. Bluegreen’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at Bluegreen’s corporate headquarters to support Bluegreen’s business operations, including accounting, human resources, information technology, treasury, and legal. In addition, changes in both health insurance and accrued payroll between reporting periods for the entire company are recorded as corporate general and administrative expense.

Corporate general and administrative expenses were $9.5 million and $7.6 million for the third quarters of 2011 and 2010, respectively. Corporate general and administrative expenses were $30.3 million and $30.0 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in the expenses during the 2011 periods primarily relates to lower litigation costs and lower costs incurred for management consulting services. Overall corporate general and administrative costs may fluctuate between periods for various reasons, including but not limited to the timing of professional services and litigation expenses as well as changes in both health insurance and accrued payroll between reporting periods for the entire company.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, our 51%-owned subsidiary, in our consolidated financial statements. The non-controlling interests in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in Bluegreen/Big Cedar Vacations, LLC. Non-controlling interest in income of consolidated subsidiary was $2.8 million and $4.1 million for the three months ended September 30, 2011 and 2010, respectively. Non-controlling interest in income of consolidated subsidiary was $6.5 million and $7.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Provision (benefit) for Income Taxes. Bluegreen’s effective income tax rate related to its continuing operations was approximately 39% and 38.0% during the nine months ended September 30, 2011 and 2010, respectively. Bluegreen’s quarterly effective income tax rates are based upon Bluegreen’s current estimated annual rate. Bluegreen’s annual effective income tax rate varies based upon its taxable earnings as well as on its mix of taxable earnings in the various states in which Bluegreen operates.

Discontinued Operations. On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. On June 30, 2011, Bluegreen’s Board of Directors made a determination to seek to sell Bluegreen Communities or substantially all of its assets. As a result of this decision, it was determined that Bluegreen Communities met the criteria for classification as discontinued operations. Accordingly, the operating results of Bluegreen Communities, which prior to June 30, 2011 were presented as a separate reporting segment, are included in discontinued operations in the consolidated statements of operations (See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for further information). In addition, the majority of the assets related to Bluegreen Communities are presented separately on the consolidated balance sheets as “assets held for sale.” The assets held for sale primarily consist of Bluegreen Communities real estate assets valued on our books at $30.3 million and $83.8 million as of September 30, 2011 and December 31, 2010, respectively. This decrease in the carrying amount of the assets held for sale as of September 30, 2011 as compared to December 31, 2010, primarily related to the $53.8 million non-cash charge described below recorded during the nine months ended September 30, 2011 to write down the value of the Bluegreen Communities’ assets in the disposal group to estimated fair value less cost to sell.

Real Estate

Below are the results of discontinued operations for the three and nine months ended September 30, 2011 and September 30, 2010 (in thousands):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2011	2010
Revenue from discontinued operations	$2,559	3,288
Costs of discontinued operations	4,656	15,703
Loss on assets held for sale	1,747	—
Interest expense	733	1,078

Loss from discontinued operations before benefit for income taxes	(4,577)	(13,493)
Benefit for income taxes	1,842	4,850

Loss from discontinued operations	$(2,735)	(8,643)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2011	2010
Revenue from discontinued operations	$12,452	9,556
Costs of discontinued operations	14,724	31,427
Loss on assets held for sale	54,480	—
Interest expense	2,265	3,366

Loss from discontinued operations before benefit for income taxes	(59,017)	(25,237)
Benefit for income taxes	22,828	9,503

Loss from discontinued operations	$(36,189)	(15,734)

Revenues from discontinued operations, which primarily relate to sales of homesites, were $2.6 million and $3.3 million during the three months ended September 30, 2011 and 2010, respectively and $12.5 million and $9.6 million during the nine months ended September 30, 2011 and 2010, respectively. The increase in revenues during the nine months ended September 30, 2011 was due to the recognition of revenue which had previously been deferred related to one of our communities in which we substantially completed development during the first quarter of 2011.

Cost of discontinued operations was $4.7 million and $15.7 million for the three months ended September 30, 2011 and 2010, respectively and $14.7 million and $31.4 million for the nine months ended September 30, 2011 and 2010, respectively. Cost of discontinued operations primarily consists of cost of sales of real estate, expenses in connection with the operation of two golf courses, selling and marketing expenses, and general and administrative expenses. Cost of discontinued operations during the three and nine months ended September 30, 2010, also includes non-cash impairment charges of approximately $8.7 million and $11.7 million, respectively, to write down certain phases of Bluegreen’s properties to their estimated fair value less costs to sell, incurred as a result of continued low sales volume, reduced prices and the impact of reduced sales on the forecasted sellout period of the communities projects.

Loss from discontinued operations during the nine months ended September 30, 2011 includes a loss on assets held for sale of approximately $54.5 million, resulting from the $53.8 million non-cash charge we recorded with respect to Bluegreen Communities’ assets based on our valuation of the assets held for sale. While fair value was derived from the sale price under the Purchase and Sale Agreement described below, the transaction may not be consummated on the contemplated terms or at all. As a result, additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of assets held for sale are materially different from the sales price under the Purchase and Sale Agreement.

Discontinued operations also includes interest expense on notes payable which are collateralized by certain Bluegreen Communities inventory and property and equipment assets as such debt is required to be paid in full upon the sale of the related assets. Interest expense was $0.7 million and $1.1 million during the three months ended September 30, 2011 and 2010, respectively. Interest expense was $2.3 million and $3.4 million during the nine months ended September 30, 2011 and 2010, respectively. Interest expense decreased during the 2011 periods due to lower debt balances as a result of debt repayments.

Real Estate

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $31.5 million in cash. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. The agreement provides for the transaction to be consummated on a date no earlier than December 2, 2011 and no later than February 3, 2012; provided that the closing may be accelerated upon mutual agreement of the parties or extended until a date no later than March 5, 2012 to the extent necessary for all required consents to the transfer of certain operating contracts related to Bluegreen Communities’ business to be obtained. Southstar has advised us that it needs to obtain debt and/or equity financing in order to close the transaction, but obtaining such financing is not a closing condition. There can be no assurance that the transaction will be consummated on the contemplated terms, including in the contemplated time frame, or at all. As the transaction is an asset sale, liabilities not assumed by Southstar under the agreement and liabilities related to Bluegreen Communities’ operations prior to the closing of the transaction will be retained by Bluegreen’s subsidiaries. See Note 4 to Condensed Consolidated Financial Statements for additional information.

Bluegreen’s Liquidity and Capital Resources

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on home site and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our residual interests in such transactions, (iv) cash from our finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites, and (v) net cash generated from our sales and marketing fee-based services and other resort fee-based services, including our resorts management operations.

As a result of initiatives implemented in the fourth quarter of 2008, Bluegreen has in recent years realized higher down payments and a higher percentage of cash sales in connection with VOI sales compared to prior years. During the nine months ended September 30, 2011, including down payments received on financed sales, 55% of our VOI sales were paid in cash within approximately 30 days from the contract date.

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

Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers has been a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in our ability to meet our short and long-term cash needs and Bluegreen has attempted to diversify our sources of such financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Although Bluegreen believes that it currently has adequate completed VOIs in inventory to satisfy our needs for the next several years, and therefore, expect acquisition and development expenditures to remain at current levels in the near term, Bluegreen may decide to acquire or develop more inventory in the future, which would increase its acquisition and development expenditures and may require Bluegreen to incur additional debt. During the fourth quarter of 2011, we expect development expenditures to be in a range of approximately $2.0 million to $3.0 million.

Real Estate

The challenging credit markets over the past several years have negatively impacted Bluegreen’s financing activities. While the credit markets appear to be recovering and Bluegreen consummated term securitizations and entered into new financing facilities during 2010 as well as renewed and expanded certain of its facilities during the nine months ended September 30, 2011, Bluegreen may not be able to renew its existing receivable-backed lines of credit when their current advance periods expire or secure new financing for our VOI notes receivable on acceptable terms, if at all. In addition, the securitization market has become unavailable for extended periods of time in the past and may become unavailable to Bluegreen in the future.

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

Bluegreen’s levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments, or pay cash dividends on or repurchase common stock; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our financing arrangements materially limit our ability in the near term to pay cash dividends on our common stock and repurchase shares. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Credit Facilities

The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of its liquidity as of September 30, 2011. These facilities do not constitute all of Bluegreen’s outstanding indebtedness as of September 30, 2011. Bluegreen’s other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.

Real Estate

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of September 30, 2011 (dollars in thousands):

	Borrowing Limit		Outstanding Balance as of September 30, 2011	Availability as of September 30, 2011		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2011
BB&T Purchase Facility(1)	$50,000	(2)	$20,597	$29,403	(2)	December 2012(2); December 2015(2)	30-day LIBOR +3.50%(2); N/A
Quorum Purchase Facility	20,000		5,747	14,253		December 2011: December 2030	8%
2011 Liberty Bank Facility(1)(3)	60,000		6,421	14,245		February 2013; February 2016	Prime Rate +2.25%; 6.50%(4)
CapitalSource Facility(1)	30,000		—	30,000		September 2013; September 2016	30 day LIBOR +5.75%; 6.75%(5)

	$160,000		$32,765	$87,901

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.
(2)

On October 14, 2011, the BB&T Purchase Facility was amended and extended. The borrowing limit, advance period expiration, maturity and borrowing rate shown above reflect the amended terms. Prior to the amendment, the borrowing limit was $75.0 million, the advance period expiration date was December 2011, the borrowing maturity was December 2023 and the borrowing rate was Prime Rate plus 2.0% (5.25% as of September 30 2011). See further discussion below.

(3)

In February 2011, we entered into a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. The availability under the 2011 Liberty Bank Facility is reduced by the amounts outstanding to the extending participants under the 2008 Liberty Bank Facility, as the aggregate amount outstanding to such participants under the 2008 Liberty Bank Facility and the 2011 Liberty Bank Facility at any point in time cannot exceed $60.0 million. The amount outstanding under the 2008 Liberty Bank Facility to the extending participants was $39.3 million as of September 30, 2011.

(4)	Interest charged on this facility is subject to a floor of 6.50%
(5)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.

BB&T Purchase Facility. As of September 30, 2011, Bluegreen had a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”), which had a revolving advance period through December 17, 2011. During the nine months ended September 30, 2011, Bluegreen pledged $32.0 million of VOI notes receivable to this facility and received cash proceeds of $21.6 million. Bluegreen also repaid $1.0 million on the facility.

On October 14, 2011, the BB&T Purchase Facility was amended to provide for the financing of our timeshare notes receivable at an advance rate of 67.5% through the revolving advance period ending December 17, 2012, subject to the terms of the facility and eligible collateral. The amended facility allows for maximum outstanding borrowings of $50.0 million and matures three years after the revolving advance period has expired (such three-year period, the “Term-Out Period”), or earlier as provided under the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5%. During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. The LIBOR rate is subject to a floor of 1.25%.

Additionally, subject to the terms of the facility, Bluegreen will continue to receive the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to BB&T until the outstanding balance is reduced to zero.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.

Quorum Purchase Facility. On December 22, 2010, Bluegreen entered into a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the facility and subject to certain conditions precedent, Quorum has agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $20.0 million purchase price through December

Real Estate

22, 2011. The terms of the Quorum Purchase Facility reflect an 80% advance rate and a program fee rate of 8% per annum. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. The Quorum Purchase Facility contemplates the ability of Quorum to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. Subject to performance of the collateral, Bluegreen will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payment of customary fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on Bluegreen’s balance sheet. The Quorum Purchase Facility is nonrecourse and is not guaranteed by us.

During the nine months ended September 30, 2011, Bluegreen pledged $7.6 million of VOI notes receivable to this facility and received cash proceeds of $6.0 million. Bluegreen also repaid $0.4 million on the facility.

2011 Liberty Bank Facility. In February 2011, Bluegreen entered into a new revolving hypothecation facility with certain participants in our 2008 Liberty Bank Facility (see discussion of our 2008 Liberty Bank Facility below, under Other Outstanding Receivable-Backed Notes Payable). This new $60.0 million facility (“2011 Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($39.3 million as of September 30, 2011), but as the outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of September 30, 2011).

During the nine months ended September 30, 2011, Bluegreen pledged $9.1 million of VOI notes receivable to this facility and received cash proceeds of approximately $7.7 million, of which Bluegreen repaid $1.3 million.

CapitalSource Facility. On September 20, 2011, Bluegreen entered into a $30.0 million revolving timeshare receivables hypothecation facility (“the CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the Facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.5% as of September 30, 2011). The CapitalSource Facility includes affirmative, negative and financial covenants and events of default. As of September 30, 2011 there were no amounts borrowed and outstanding under this facility.

Real Estate

Other Outstanding Receivable-Backed Notes Payable

Bluegreen has outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. Bluegreen had the following outstanding balances under such credit facilities as of September 30, 2011 (dollars in thousands):

	Balance as of September 30, 2011	Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2011
2008 Liberty Bank Facility	$53,639	August 2014	Prime + 2.25%; 6.50%(1)
NBA Receivable Facility	18,407	September 2017, October 2018(2)	30-day LIBOR + 5.25%: 6.75%(3)
GE Bluegreen/Big Cedar Facility	17,507	April 2016	30-day LIBOR + 1.75%: 1.99%
Legacy Securitization(4)	17,271	September 2025	12.00%
RFA Receivable Facility	1,710	February 2015	30-day LIBOR+4.00%; 4.24%
Non-recourse Securitization Debt	355,745	Varies	Varies

	$464,279

(1)	Interest charged on this facility is subject to a floor of 6.50%
(2)	$13.4 million of the amount outstanding as of September 30, 2011 matures on September 30, 2017, and $5.0 million matures on October 31, 2018.
(3)	Interest charged on this facility is subject to a floor of 6.75%.
(4)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $2.0 million.

2008 Liberty Bank Facility. Bluegreen has a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. During the nine months ended September 30, 2011, Bluegreen repaid $13.9 million on this facility.

In February 2011, Bluegreen entered into the 2011 Liberty Bank Facility described above with certain existing participants in the Liberty-led syndicate. See Credit Facilities for Bluegreen Receivables with Future Availability above for further information regarding the 2011 Liberty Bank Facility.

NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provides an 85% advance on eligible receivables, subject to terms and conditions which we believe to be customary for facilities of this type. At the time of closing of the transaction, $23.5 million of eligible receivables were pledged and Bluegreen received an advance of $20.0 million. The availability period under the facility had expired on June 30, 2010; however the facility was amended during May 2011 to allow us to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility.

All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of September 30, 2011).

Real Estate

The unpaid balance related to the initial September 30, 2010 advance, $13.4 million of which was outstanding as of September 30, 2011, matures on September 30, 2017. The unpaid balance related to the additional advances, $5.0 million of which was outstanding as of September 30, 2011, matures on October 31, 2018.

During the nine months ended September 30, 2011, Bluegreen pledged $5.9 million of VOI notes receivable to this facility and received cash proceeds of $5.0 million. Bluegreen also repaid $4.9 million on this facility.

The GE Bluegreen/Big Cedar Receivables Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest at a rate adjust monthly to the 30 day LIBOR rate plus 1.75%. During the nine months ended September 30, 2011, Bluegreen repaid $6.4 million on this facility.

Legacy Securitization. In September 2010, Bluegreen completed a securitization transaction of the lowest FICO®-score loans previously financed in the BB&T Purchase Facility. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that Bluegreen implemented its FICO® score-based credit underwriting program, and relate to loans to borrowers with FICO® scores below 600.

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

Bluegreen guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During nine months ended September 30, 2011, Bluegreen repaid $6.1 million on this facility.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

Bluegreen has outstanding obligations under various credit facilities and other notes payable collateralized by our Bluegreen Resorts or Bluegreen Communities inventories. As of June 30, 2011, these included the following significant items (dollars in thousands):

	Balance as of September 30, 2011	Borrowing Maturity (1)	Borrowing Rate; Rate as of September 30, 2011
RFA AD&C Facility	$33,811	June 2012	30-day LIBOR+4.50%; 4.74%
H4BG Communities Facility	25,545	December 2012 (2)	Prime + 2.00%; 8.00%(3)
Wells Fargo Term Loan	22,406	April 2012	30-day LIBOR+6.87%; 7.11%
Foundation Capital	13,015	October 2015	8.00% (4); 8.00%
Textron AD&C Facility	4,237	Varies by loan (5)	1.50%; 4.50%-4.75%
Other Lines of Credit and Notes Payable	4,967	Varies	Varies

	$103,981

Real Estate

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between September 30, 2011 and maturity.
(2)	This facility is secured by certain Bluegreen Communities real property homesites and property and equipment assets and will become due and payable upon the sale of the related assets, if consummated prior to the note maturity date. See additional information below.
(3)	The interest rate on this facility is subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter.
(4)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.
(5)	The maturity dates for this facility vary by loan as discussed below.

RFA AD&C Facility. In September 2010, GMAC assigned all rights, title, and interest in this facility (previously known as GMAC AD&C Facility) to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. This facility was used to finance the acquisition and development of certain of our resorts and currently has one outstanding project loan. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”) and is scheduled to mature on June 30, 2012. Principal payments are effected through agreed-upon release prices as timeshare interests in Bluegreen Club 36 are sold, subject to periodic minimum required amortization. As of September 30, 2011, Bluegreen had no availability under this facility.

During the nine months ended September 30, 2011, Bluegreen repaid $18.5 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by our Fountains Resort in Orlando, Florida. Approximately $33.8 million was outstanding on the Club 36 Loan as of September 30, 2011, $11.2 million of which was due and paid by October 31, 2011.

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

Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter. The H4BG Communities Facility also requires that a fee of $2.0 million be paid to the lender upon the maturity of the facility. During the nine months ended September 30, 2011, we repaid $5.3 million of the outstanding balance under this facility.

The facility is scheduled to mature on December 31, 2012, however, if the assets that secure the facility are sold prior to the scheduled maturity date, the facility will mature upon the sale of the assets. The assets to be sold under the Purchase and Sale Agreement described throughout this report relating to substantially all of the assets which comprise Bluegreen Communities, include the assets pledged as collateral under this facility.

Wells Fargo Term Loan. On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated our then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). Under the terms of the agreement, principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization as of September 30, 2011 of $2.2 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in a term securitization transaction Bluegreen completed in December 2010. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.11% as of September 30, 2011).

During the nine months ended September 30, 2011, Bluegreen repaid $8.4 million of the outstanding balance under this facility.

Real Estate

Textron AD&C Facility. In April 2008, Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility has historically been used to facilitate the borrowing of funds for resort acquisition and development activities. We have guaranteed all sub-loans under the master agreement. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% - 1.50% and is due monthly. The advance period under the Textron AD&C Facility has expired.

On October 28, 2009, Bluegreen entered into an amendment to the Textron AD&C Facility and a sub-loan under the facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan to December 31, 2011, and revised the periodic minimum required principal amortization. We pay Textron principal payments as we sell timeshare interests that collateralize the Odyssey Sub-Loan, subject to periodic minimum required principal amortization. As amended, our minimum required principal payments are $1.0 million per quarter through maturity. As of September 30, 2011, Bluegreen outstanding borrowings under the Odyssey Sub-Loan totaled less than $0.1 million, which we paid in full in October 2011.

Bluegreen also has a sub-loan under the Textron AD&C Facility which we used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). The outstanding balance under the Atlantic Palace Sub-Loan was $4.2 million as of September 30, 2011. Bluegreen pays Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

During the nine months ended September 30, 2011, Bluegreen repaid $5.1 million under this facility.

Commitments

Bluegreen’s material commitments as of September 30, 2011 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, commitments to complete its Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal and interest payments, respectively, net of unamortized discount, required on all of Bluegreen outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of September 30, 2011, (in thousands):

Category	Total	Purchase Accounting Adjustments	Less than 12 months	13-36 Months	37-60 Months	More than 60 Months
Long Term Debt Obligations (1)(2)	$657,008	(54,844)	65,652	77,301	46,824	522,075
Operating Lease Obligations	54,067	—	7,262	11,946	11,711	23,148

Total Obligations	$711,075	(54,844)	72,914	89,247	58,535	545,223

(1)	Legacy Securitization payments included in the Receivable-backed notes payable after 5 years are presented net of a discount of $2.0 million.
(2)

Principal payments of $7.0 million and $18.7 million for the less than one year period and one-to-three year periods, respectively, relate to the H4BG Communities Facility. All of the assets that collateralize this facility are included in the assets contemplated to be sold under the Purchase and Sale Agreement described herein relating to the proposed sale of substantially all of the assets which comprise Bluegreen Communities. Upon the sale of such assets, the debt will become due and payable. Additionally, approximately $0.2 million presented within payments after 5 years relates to other notes payable which will also become due and payable upon the sale of the assets of the Bluegreen Communities business.

Bluegreen estimates that the cash required to satisfy its Bluegreen Resorts development obligations related to resort buildings and resort amenities was approximately $6.5 million as of September 30, 2011. Bluegreen estimates that the cash required to satisfy its development obligations related to Bluegreen Communities’ projects was approximately $5.0 million as of September 30, 2011. These estimates assume that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future.

Real Estate

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

Bluegreen’s credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, and Bluegreen may not be successful in obtaining waivers, and such covenants may limit its ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect its operations. Further, certain of Bluegreen’s outstanding debt include covenants which materially limit its ability to pay cash dividends on its common stock and repurchase shares of Bluegreen’s outstanding common stock. In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond its control.

Off-Balance-Sheet Arrangements

As of September 30, 2011, Bluegreen did not have any “off-balance sheet” arrangements.

Financial Services

(BankAtlantic Bancorp)

Financial Services

Our Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp currently presents its results in two reportable segments and its results of operations are consolidated in BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Securities and Exchange Commission. Accordingly, references to “the Company”, “the Parent Company” “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation, Woodbridge or Bluegreen.

BankAtlantic Bancorp Consolidated Results of Operations

Loss from continuing operations from each of BankAtlantic Bancorp’s reportable segments was as follows (in thousands):

	For the Three Months Ended September 30,
	2011	2010	Change
BankAtlantic	$(8,073)	(17,669)	9,596
Parent Company	(3,721)	(7,515)	3,794

Loss from continuing operations	$(11,794)	(25,184)	13,390

For the Three Months Ended September 30, 2011 Compared to the Same 2010 Period:

BankAtlantic’s improved performance during the 2011 third quarter compared to the same 2010 quarter primarily was the result of a decrease in the provision for loan losses and lower operating expenses partially offset by a decline in net interest income and non-interest income.

The decrease in the provision for loan losses primarily reflects a slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods. The decrease in the provision for loan losses resulted in a reduction in the allowance for loan losses. Loans delinquent 31 to 89 days declined from $47.2 million as of September 30, 2010 to $30.5 million at September 30, 2011.

The decrease in non-interest expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale on June 3, 2011. Additionally, BankAtlantic recognized $2.0 million of real estate owned sale gains during the 2011 quarter compared to $0.4 million of gains during the same 2010 quarter. The $2.0 million of real estate owned sale gains in the 2011 quarter included the sale of a commercial property for a $1.6 million gain. Also, asset impairments were lower during the 2011 quarter compared to the same 2010 period. BankAtlantic recognized during the 2010 quarter $4.5 million of impairments on assets transferred to held-for-sale in connection with the decision to pursue the sale of the Tampa branches, $2.0 million of employee severance associated with a July 2010 workforce reduction, $0.4 million of impairments on REO and a $1.1 million increase in lease termination liability compared to $3.0 million in REO impairments during the 2011 quarter. The improvement in non-interest expenses for the 2011 quarter compared to the same 2010 period was partially offset by an increase in professional fees associated with legal fees related to tax certificate litigation which was settled during September 2011 for $2.7 million.

The lower net interest income resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in cash at the Federal Reserve Bank. BankAtlantic reduced its asset balances in order to improve liquidity and regulatory capital ratios.

The decrease in non-interest income primarily resulted from lower service charges and from foreign currency exchange losses, partially offset by gains on the sales of mortgage-backed securities.

Financial Services

(BankAtlantic Bancorp)

The lower service charges on deposit accounts primarily reflect lower overdraft fees during the period. The decrease in overdraft fee income reflects the decline in the total number of accounts which incurred overdraft fees. We believe that the decline in the number of accounts incurring overdraft fees reflects efforts to attract customers who maintain deposit accounts with higher balances, regulatory and other changes in our overdraft policies, and changes in customer behavior. BankAtlantic revised its overdraft policies during the first quarter of 2011 to, among other things, institute a daily limit on the number of overdraft fees a customer will be charged, eliminate an overdraft fee for transactions that result in a small overdrawn balance at the end of the business day, and lower the amount of overdraft protection provided to a customer. Furthermore, during the third quarter of 2011, BankAtlantic revised its overdraft policy whereby electronic transactions are now processed in chronological order and checks are processed in serial number order instead of in the order of largest to smallest. We anticipate that this trend will continue and that our overdraft fee income will be lower in future periods. Also, services charges from ATM interchange and surcharge income declined for the 2011 quarter compared to the same 2010 periods due to lower volume of transactions primarily associated with the Tampa branch sale.

During the 2011 BankAtlantic recognized $0.8 million of foreign exchange losses associated with foreign currency in ATM machines on-board cruise ships compared to $0.8 million of gains during the same 2010 quarter.

The above non-interest income declines were partially offset by $7.0 million of gains from the sale of $82.8 million of mortgage-backed securities. The securities were sold as part of our overall balance sheet management aimed at improving liquidity and BankAtlantic’s regulatory capital ratios.

The decrease in the Parent Company’s loss for the 2011 quarter compared to the same 2010 quarter resulted primarily from a $1.3 million reduction in the provision for loan losses, lower compensation expenses and lower professional fees partially offset by impairments of real estate owned. The reduction in compensation expense related to the elimination of bonuses and the reduction in salaries during 2011. The lower provision resulted from lower charge-offs during the 2011 quarter compared to the same 2010 quarter. The decline in professional fees reflects a $0.9 million litigation recovery in connection with a loan participation dispute and elevated legal fees during 2010 associated with responding to a Securities and Exchange Commission notice of investigation.

For the Nine Months Ended September 30, 2011 Compared to the Same 2010 Period:

	For the Nine Months Ended September 30,
(in thousands)	2011	2010	Change
BankAtlantic	$6,524	(74,668)	81,192
Parent Company	(17,804)	(22,287)	4,483

Loss from continuing operations	$(11,280)	(96,955)	85,675

BankAtlantic’s improved performance during the nine months ended September 30, 2011 compared to the same 2010 period resulted primarily from the sale of 19 Tampa branches and related facilities to PNC Bank for a net gain of $38.6 million, a $42.9 million decline in the provision for loan losses and a $29.0 million decline in operating expenses. The above improvements in BankAtlantic’s results of operations were partially offset by declines in net interest income and service charges on deposit accounts. The changes in the above items were primarily the result of the items discussed above for the three months ended September 30, 2011.

The decrease in the Parent Company’s loss for the nine months ended September 30, 2011 compared to the same 2010 period resulted primarily from the items discussed above for the three months ended September 30, 2011 compared to the same 2010 period partially offset by a $1.5 million impairment of an equity security and $2.7 million increase in impairment of real estate owned associated with updated property valuations.

Financial Services

(BankAtlantic Bancorp)

BankAtlantic Results of Operations

Net interest income

	Average Balance Sheet - Yield / Rate Analysis For the Three Months Ended
	September 30, 2011			September 30, 2010
(dollars in thousands)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate

Total loans	$2,791,139	30,267	4.34	$3,485,826	38,299	4.39
Investments	727,578	3,268	1.80	748,289	6,032	3.22

Interest earning assets	3,518,717	33,535	3.81%	4,234,115	44,331	4.19%

Goodwill and core deposit intangibles	13,815			15,028
Other non-interest earning assets	245,795			255,074

Total Assets	$3,778,327			$4,504,217

Deposits:
Savings	$445,273	212	0.19%	$444,981	250	0.22%
NOW	1,206,452	1,096	0.36	1,484,558	1,441	0.39
Money market	420,628	611	0.58	404,406	551	0.54
Certificates of deposit	432,345	1,255	1.15	689,664	2,635	1.52

Total interest bearing deposits	2,504,698	3,174	0.50	3,023,609	4,877	0.64

Short-term borrowed funds	1,036	—	—	36,885	12	0.13
Advances from FHLB	—	—	—	106,685	106	0.39
Long-term debt	22,000	228	4.11	22,000	235	4.24

Total interest bearing liabilities	2,527,734	3,402	0.53	3,189,179	5,230	0.65

Demand deposits	884,386			907,272
Non-interest bearing other liabilities	44,323			56,525

Total liabilities	3,456,443			4,152,976
Stockholder's equity	321,884			351,241

Total liabilities and stockholder's equity	$3,778,327			$4,504,217

Net interest income/Net interest spread		$30,133	3.28%		39,101	3.54%

Margin
Interest income/interest earning assets			3.81%			4.19%
Interest expense/interest earning assets			0.38			0.49

Net interest margin			3.43%			3.70%

For the Three Months Ended September 30, 2011 Compared to the Same 2010 Period:

The decrease in net interest income resulted primarily from a reduction in earning assets, an increase in cash balances invested in lower yielding short-term investments and a reduction in the net interest margin.

The average balance of earning assets declined by $715.4 million for the three months ended September 30, 2011 compared to the same 2010 period. The decline in average earning assets reflects a significant reduction in the origination and purchase of loans, lower agency securities balances as a result of repayments and securities sales, and reduced purchases of tax certificates. BankAtlantic also experienced significant residential loan repayments due to a substantial number of loan refinancings associated with low residential mortgage interest rates during 2010 and for the nine months ended September 30, 2011 as well as normal loan amortization payments. Residential loan average balances declined from $1.36 billion for the three months ended September 30, 2010 to $1.04 billion during the same 2011 quarter. Also, BankAtlantic ceased originating commercial real estate loans contributing to average commercial real estate balances declining from $1.04 billion for the three months ended September 30, 2010 to $751 million for the same 2011 period. BankAtlantic also slowed the origination of consumer loans and average balances of these loans declined from $654 million during the 2010 third quarter to $588 million during the 2011 third quarter.

The decrease in average investment balances primarily reflects a decline in mortgage-backed securities and REMICs as well as lower balances in agency bonds, municipal bonds and taxable securities. The lower REMIC and mortgage-backed securities balance reflects the sale of $82.8 million of securities during the three months ended September 30, 2011 and repayments. The lower balances in other securities resulted from repayments at maturity. The above declines in investment securities were partially offset by higher interest bearing cash balances at the

Financial Services

(BankAtlantic Bancorp)

Federal Reserve Bank. The average balances at the Federal Reserve Bank were $393.3 million for the 2011 third quarter compared to $190.8 million for the 2010 third quarter.

The net interest margin declined due to a change in our interest earning asset mix from higher yielding loans and mortgage-backed securities to lower yielding cash balances at the Federal Reserve Bank. The decline in interest earning asset yields was partially offset by a decline in interest bearing liability interest rates.

The decline in interest bearing liability interest rates primarily resulted from a decline in the average interest rates on deposits. The lower average rates on deposits reflect the low interest rate environment and a significant reduction in certificate of deposit balances. During 2011, BankAtlantic reduced its brokered deposits, prepaid $110 million of institution certificates of deposit and reduced public fund balances. Certificates of deposit accounts generally bear higher rates of interest than other deposit accounts.

	Average Balance Sheet - Yield / Rate Analysis For the Nine Months Ended
	September 30, 2011			September 30, 2010
(dollars in thousands)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Total loans	$2,945,466	98,312	4.45	$3,608,848	119,717	4.42
Investments	962,537	11,865	1.64	667,397	15,600	3.12

Total interest earning assets	3,908,003	110,177	3.76%	4,276,245	135,317	4.22%

Goodwill and core deposit intangibles	14,115			15,342
Other non-interest earning assets	262,316			290,558

Total Assets	$4,184,434			$4,582,145

Deposits:
Savings	$464,106	743	0.21%	$438,707	855	0.26%
NOW	1,378,280	3,903	0.38	1,492,442	5,444	0.49
Money market	406,261	1,579	0.52	384,024	1,810	0.63
Certificates of deposit	564,735	5,291	1.25	796,375	9,846	1.65

Total interest bearing deposits	2,813,382	11,516	0.55	3,111,548	17,955	0.77

Short-term borrowed funds	15,363	15	0.13	36,633	35	0.13
Advances from FHLB	58,700	153	0.35	93,410	1,065	1.52
Long-term debt	22,000	679	4.13	22,167	694	4.19

Total interest bearing liabilities	2,909,445	12,363	0.57	3,263,758	19,749	0.81

Demand deposits	927,038			896,080
Non-interest bearing other liabilities	48,606			55,266

Total liabilities	3,885,089			4,215,104
Stockholder’s equity	299,345			367,041

Total liabilities and stockholder’s equity	$4,184,434			$4,582,145

Net interest income/Net interest spread		$97,814	3.19%		115,568	3.41%

Margin
Interest income/interest earning assets			3.76%			4.22%
Interest expense/interest earning assets			0.42			0.62

Net interest margin			3.34%			3.60%

For the Nine Months Ended September 30, 2011 Compared to the Same 2010 Period:

The decrease in net interest income was primarily the result of the items discussed above for the three months ended September 30, 2011 compared to the same 2010 period. The lower net interest income reflects a significant decline in average earning assets and a change in the earning asset mix from higher yielding loans to lower yielding securities and cash balances at the Federal Reserve Bank, partially offset by a decline in interest rates on interest-bearing liabilities. The decline in interest rates on interest-bearing liabilities reflects lower deposit interest rates for the 2011 nine month period compared to the 2010 nine month period as well as lower FHLB advance borrowing interest rates. The lower FHLB advance interest rates resulted from BankAtlantic replacing its intermediate term FHLB advances with short-term advances which typically have lower interest rates. BankAtlantic had no FHLB advance borrowings at September 30, 2011.

Financial Services

(BankAtlantic Bancorp)

Asset Quality

The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$137,643	180,635	161,309	173,588

Charge-offs:
Residential	(3,489)	(4,619)	(17,267)	(14,033)
Commercial real estate	(5,787)	(5,969)	(30,610)	(41,447)
Commercial non-mortgage	(7,563)	—	(8,151)	—
Consumer	(6,555)	(9,881)	(20,748)	(32,474)
Small business	(2,321)	(2,402)	(6,942)	(5,464)

Total Charge-offs	(25,715)	(22,871)	(83,718)	(93,418)
Recoveries of loans previously charged-off	1,505	984	5,121	2,910

Net Charge-offs	(24,210)	(21,887)	(78,597)	(90,508)
Transfer to held for sale	(635)	—	(7,941)	—
Provision for loan losses	17,754	23,012	55,781	98,680

Balance, end of period	$130,552	181,760	130,552	181,760

Residential loan charge-offs decreased during the three months ended September 30, 2011 compared to the same 2010 period. We believe that the lower charge-offs reflect declining interest-only loan balances as we have historically experienced a higher percentage of charge-offs associated with interest-only residential loans as compared to amortizing residential loans. The higher residential charge-offs during the nine months ended September 30, 2011 compared to the same 2010 period reflect a decline in property values. We believe the property value declines resulted primarily from a lack of available residential loan financing, appraisals not supporting negotiated sales prices and higher residential property inventory resulting from foreclosures nationally.

Commercial real estate loan charge-offs declined during the three and nine months ended September 30, 2011 primarily due to lower charge-offs in BankAtlantic’s commercial residential loan portfolio. During the three months ended September 30, 2011, BankAtlantic recognized $3.4 million of charge-offs related to commercial residential loans, $1.6 million related to commercial other loans, $0.6 million related to commercial owner occupied loans and $0.2 million related to commercial land loans. During the nine months ended September 30, 2011, BankAtlantic recognized $14.3 million of charge-offs related to commercial other loans, $8.5 million related to commercial residential loans, $0.8 million related to commercial owner occupied loans and $7.0 million related to commercial land loans. During the three months ended September 30, 2010, BankAtlantic recognized $4.5 million of charge-offs related to commercial residential loans, $1.3 million related to commercial other loans and $0.1 million related to commercial land loans. During the nine months ended September 30, 2010, BankAtlantic recognized $35.3 million of charge-offs related to commercial residential loans, $5.8 million related to commercial other loans and $0.2 million related to commercial land loans. Historically, the majority of BankAtlantic’s charge-offs were related to commercial residential loans and the balances in the commercial residential portfolio have declined from $266.2 million at December 31, 2009 to $156.8 million at September 30, 2010 to $114.2 million at September 30, 2011.

Included in the commercial non-mortgage charge-offs for the three and nine months ended September 30, 2011 was a charge-off of $7.5 million relating to a factoring joint venture that ceased operations in September 2011. BankAtlantic did not have interests in joint ventures as of September 30, 2011.

We believe that the decline in consumer loan charge-offs during the three and nine months ended September 30, 2011 compared to the same 2010 periods reflects a stabilization of Florida market trends. Additionally, during 2008 BankAtlantic reduced the origination of and utilized more restrictive underwriting criteria for home equity loans. As a consequence, loan delinquencies and charge-offs have declined as loan balances of loans originated prior to 2008 have declined.

Small business loan charge-offs during the three and nine months ended September 30, 2011 were primarily non-real estate loans to businesses in the real estate industry.

Financial Services

(BankAtlantic Bancorp)

The decrease in the provision for loan losses for the three and nine months ended September 30, 2011 compared to the same 2010 periods resulted primarily from lower loan delinquencies, a decline in loans migrating to non-accrual status and lower commercial and consumer charge-offs.

During the three months ended September 30, 2011, BankAtlantic transferred $6.2 million of commercial loans to held for sale with a view toward selling the loans in the foreseeable future. In connection with that transfer, BankAtlantic recorded the loans at the lower of cost or fair value resulting in $0.6 million in impairments and a corresponding reduction in the allowance for loan losses. During the nine months ended September 30, 2011, BankAtlantic transferred $25.1 million of residential and $8.7 million of commercial real estate non-accrual loans to loans held for sale resulting in $7.9 million reduction in the allowance for loan losses.

While we believe we have seen some positive trends in both the Florida and national economy which may indicate that credit losses may decline in future periods, if the housing and real estate industries do not improve or if general economic conditions do not continue to improve in Florida and nationwide, the credit quality of our loan portfolio may deteriorate and additional provisions for loan losses will be required. Additionally, we have a significant amount of variable interest rate loans in our portfolio and a substantial increase in interest rates in the future would increase the interest payments required on variable interest rate loans which could have an adverse effect on the credit quality of those loans.

Financial Services

(BankAtlantic Bancorp)

At the indicated dates, BankAtlantic’s non-performing assets, loans contractually past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans were as follows (in thousands):

	As of
	September 30, 2011	December 31, 2010
NON-PERFORMING ASSETS
Tax certificates	$2,416	3,636
Residential (1)	81,287	86,538
Commercial real estate (2)	190,715	243,299
Commercial non-mortgage	17,302	16,123
Small business	11,708	10,879
Consumer	14,202	14,120

Total non-accrual assets (3)	317,630	374,595

REPOSSESSED ASSETS:
Residential real estate	12,673	16,418
Commercial real estate	66,981	44,136
Small business real estate	3,252	3,693
Consumer real estate	454	81

Total repossessed assets	83,360	64,328

Total non-performing assets	$400,990	438,923

Total non-performing assets as a percentage of:
Total assets	10.82%	9.82%

Loans, tax certificates and real estate owned	14.03%	13.08%

TOTAL ASSETS	$3,707,048	4,469,168

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$2,858,743	3,355,711

Allowance for loan losses	$130,552	161,309

Tax certificates	$56,268	89,789

Allowance for tax certificate losses	$7,535	8,811

OTHER ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more (4)	$2,500	—
Performing impaired loans (5)	—	11,880
Troubled debt restructured loans	125,482	96,006

TOTAL OTHER ACCRUING IMPAIRED LOANS	$127,982	107,886

(1)	Includes $38.0 million and $38.9 million of interest-only residential loans as of September 30, 2011 and December 31, 2010, respectively.
(2)	Excluded from the above table as of September 30, 2011 and December 31, 2010 were $9.4 million and $14.5 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.
(3)	Includes $125.6 million and $143.8 million of troubled debt restructured loans as of September 30, 2011 and December 31, 2010, respectively.
(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.
(5)	These loans were performing in accordance with their respective modified terms.

The decline in non-performing assets at September 30, 2011 compared to December 31, 2010 reflects lower residential and commercial real estate non-accrual loans partially offset by higher commercial real estate owned balances.

The decline in commercial real estate non-accrual loans primarily resulted from a decline in loans migrating to a non-accrual status. During the nine months ended September 30, 2011, $51.5 million of loans migrated to a non-accrual status while $170.2 million of loans migrated to non-accrual during the same 2010 period. Additionally, two non-accrual loans with an aggregate book value of $11.7 million were sold and $36.5 million of commercial real estate non-accrual loans were transferred to real estate owned during the nine months ended September 30, 2011.

Financial Services

(BankAtlantic Bancorp)

The decline in residential non-accrual loans was primarily the result of charge-offs and fair value adjustments associated with non-accrual residential loans transferred to loans held for sale. Also contributing to lower non-accrual residential loans was a decline in delinquencies. Residential loans past due 30 to 90 days declined from $23.1 million at December 31, 2010 to $16.6 million at September 30, 2011. However, residential loan credit quality is dependent on economic conditions, specifically unemployment and property values. If economic conditions deteriorate, we would anticipate higher residential non-accrual loan balances and real estate owned in subsequent periods.

The higher balance of repossessed assets at September 30, 2011 compared to December 31, 2010 resulted primarily from foreclosures of commercial real estate loans. During the nine months ended September 30, 2011, BankAtlantic transferred $49.0 million of loans to real estate owned and sold $18.6 million of real estate owned properties. During the nine months ended September 30, 2010, BankAtlantic transferred $40.7 million of loans to real estate owned and sold $19.2 million of real estate owned properties. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets as well as sales of real estate owned to increase.

BankAtlantic’s accruing troubled debt restructured loans at September 30, 2011 increased by 31% compared to accruing troubled debt restructured loans at December 31, 2010. The increase was primarily due to the restructuring of six commercial real estate loans aggregating $40.9 million. In response to current market conditions, BankAtlantic generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties have included among others, the reduction of contractual interest rates and, in some cases, forgiveness of a portion of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments until the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$110,323	102,724	130,783	70,990
Small business	3,753	7,247	2,990	9,401
Consumer	999	12,965	3,070	12,638
Residential	10,480	2,546	6,917	2,977

Total	$125,555	125,482	143,760	96,006

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Six relationships accounted for 53.6% of our $208.0 million of non-accrual commercial loans as of September 30, 2011. The following table outlines general information about these six relationships as of September 30, 2011 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment (3)	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (2)	Loan Class	Date of Last Full Appraisal
Commercial Land Developers
Relationship No. 1	$11,960	11,904	7,467	Q2-2005	Q4-2010	(1)	Land	Q1-2011
Relationship No. 2	27,522	26,210	11,432	Q1-1995	Q4-2009	Q4-2009	Land	Q1-2011
Relationship No. 3	10,279	10,279	4,681	Q1-2005	Q4-2010	(1)	Land	Q4-2010

Total	$49,761	48,393	23,580

Commercial Non-Residential Developers
Relationship No. 4	$25,334	25,203	8,958	Q3-2006	Q2-2010	(1)	Other	Q2-2011
Relationship No. 5	18,428	18,319	4,849	Q1-2007	Q3-2010	(1)	Other	Q2-2011
Relationship No. 6	19,650	19,650	3,835	Q4-2007	Q3-2011	(1)	Other	Q2-2011

Total	$63,412	63,172	17,642

Total of Large Relationships	$113,173	111,565	41,222

(1)	The loan is currently not in default.
(2)	The default date is defined as the date of the initial missed payment prior to default.
(3)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.

The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans at September 30, 2011 (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
2007	$31,833	29,498	65.84%	132.26%	735	731	5,316	32.85%
2006	41,375	39,601	73.26%	113.30%	729	702	6,094	36.98%
2005	59,749	55,854	73.65%	114.32%	725	708	9,571	35.33%
2004	255,620	252,079	69.06%	81.97%	731	722	24,409	34.75%
Prior to 2004	113,991	113,570	68.59%	57.86%	730	724	6,122	34.35%

	Interest Only Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
2007	$62,431	57,780	72.67%	124.47%	750	744	12,721	34.31%
2006	140,597	131,597	73.80%	120.37%	740	737	26,514	34.87%
2005	126,747	124,692	71.44%	110.93%	738	746	8,849	34.82%
2004	47,337	45,766	71.21%	102.24%	747	704	6,794	31.79%
Prior to 2004	52,496	52,089	58.70%	71.29%	742	725	2,166	31.54%

The following table presents our purchased residential loans by geographic area segregated by amortizing and interest-only loans at September 30, 2011 (dollars in thousands):

	Amortizing Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
Arizona	$12,055	11,784	70.51%	94.11%	743	740	1,079	31.85%
California	130,520	127,084	69.37%	85.95%	733	727	15,117	35.35%
Florida	74,702	71,269	70.25%	100.59%	720	701	12,438	34.74%
Nevada	7,895	7,855	73.10%	141.43%	741	737	347	36.19%
Other States	305,339	300,551	69.68%	82.05%	731	724	22,748	33.97%

Financial Services

(BankAtlantic Bancorp)

	Interest Only Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
Arizona	$13,007	11,995	71.04%	138.36%	758	748	2,297	30.67%
California	122,494	118,189	71.56%	108.09%	744	736	16,460	33.77%
Florida	29,358	26,126	68.31%	127.12%	745	721	8,354	31.08%
Nevada	6,377	4,349	73.07%	162.60%	735	631	4,557	33.34%
Other States	258,371	251,264	70.67%	108.23%	739	742	25,376	34.68%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 from automated valuation models.
(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2011.
(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

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

	September 30, 2011			December 31, 2010
	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans
Commercial non-mortgage	$11,225	9.85%	4.22%	$10,786	8.05%	4.14%
Commercial real estate	67,608	9.11	27.48	83,029	8.70	29.46
Small business	7,957	2.82	10.45	11,514	3.80	9.35
Residential real estate	20,817	2.11	36.56	23,937	1.96	37.80
Consumer	22,945	3.99	21.29	32,043	5.14	19.25

Total allowance for loan losses	$130,552	4.83%	100.00%	$161,309	4.98%	100.00%

Financial Services

(BankAtlantic Bancorp)

Included in the allowance for loan losses as of September 30, 2011 and December 31, 2010 were specific reserves by loan type as follows (in thousands):

	September 30, 2011	December 31, 2010
Commercial non-mortgage	$9,755	9,020
Commercial real estate	49,249	62,986
Small business	821	2,936
Consumer	1,519	1,791
Residential	5,661	12,034

Total	$67,005	88,767

The decrease in the allowance for loan losses at September 30, 2011 compared to December 31, 2010 resulted primarily from a decline in specific valuation allowances on commercial real estate and residential loans. The commercial real estate specific valuation allowance decline reflects a slowdown of loans migrating to an impaired classification. The residential loan specific valuation allowance decline reflects the reduction in allowances associated with $25.1 million of non-performing loans transferring to loans held for sale as well as reductions in allowances associated with foreclosed residential loan activity. The general reserve for consumer loans was reduced by $8.8 million due primarily to improvement in delinquency and charge-off trends as well as declining balances of loans originated prior to 2008. Residential loan general reserves increased by $3.3 million reflecting higher than historical charge-offs and declining collateral values.

BankAtlantic’s Non-Interest Income

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Service charges on deposits	$10,165	15,214	(5,049)	33,423	45,764	(12,341)
Other service charges and fees	6,129	7,495	(1,366)	20,206	22,612	(2,406)
Securities activities, net	6,959	(543)	7,502	6,935	2,898	4,037
Gain on sale of Tampa branches	(34)	—	(34)	38,622	—	38,622
Other	2,123	4,869	(2,746)	9,143	10,289	(1,146)

Non-interest income	$25,342	27,035	(1,693)	108,329	81,563	26,766

The lower revenues from service charges on deposits during the three and nine months ended September 30, 2011 compared to the same 2010 periods resulted primarily from lower overdraft fee income. This decrease in overdraft fee income reflects the loss of deposit accounts associated with the sale of the Tampa branches as well as a decline in the total number of accounts which incurred overdraft fees. We believe that the decline in the number of accounts incurring overdraft fees reflects our efforts to attract customers who maintain deposit accounts with higher balances, regulatory and other changes in overdraft policies and changes in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs for point-of-sale and ATM transactions. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees. In response to the changing industry practices and regulations, during the fourth quarter of 2010, BankAtlantic began converting certain deposit products to fee-based accounts that encourage higher checking account balances or higher account activity in order to eliminate or reduce fees. Additionally, during the first quarter of 2011, BankAtlantic revised its overdraft policies instituting a daily limit on the number of overdraft fees a customer will be charged, eliminating an overdraft fee for transactions that result in a small overdrawn balance at the end of the business day, and lowering the amount of overdraft protection provided to a customer. Furthermore, during the third quarter of 2011, BankAtlantic revised its overdraft policy whereby electronic transactions are now processed in chronological order and checks are processed in serial number order instead of in the order of largest to smallest. We anticipate that this trend of lower overdraft fee income may continue; however, at a slower rate of decline in future periods.

Financial Services

(BankAtlantic Bancorp)

The decrease in other service charges and fees during the three and nine months ended September 30, 2011 compared to the same 2010 periods resulted primarily from lower ATM interchange and surcharge income primarily related to lower transaction volume associated with the Tampa branch sale.

Securities activities, net during the three and nine months ended September 30, 2011 includes $7.0 million of gains from the sale of $82.8 million of agency securities. The securities were sold to improve liquidity and BankAtlantic’s regulatory capital ratios. During the nine months ended September 30, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain. The net proceeds of $43.8 million from the sales were used to pay down FHLB advance borrowings.

In June 2010, BankAtlantic entered into a foreign currency derivative contract as an economic hedge of foreign currency in cruise ship ATMs and recognized a $0.5 million and $0.2 million unrealized loss in connection with these derivative contracts during the three and nine months ended September 30, 2010. BankAtlantic recognized a $24,000 loss in connection with these derivative contracts during the nine months ended September 30, 2011.

In June 2011, BankAtlantic sold 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and recognized a $38.6 million gain. The loss during the three months ended September 30, 2011 represents additional transaction costs.

Other non-interest income consisted of the following (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Broker commissions	$817	1,114	(297)	2,725	2,987	(262)
Safe deposit box rental	255	303	(48)	822	933	(111)
Income from leases	237	316	(79)	762	847	(85)
Fee income	765	587	178	2,179	1,672	507
Foreign exchange (losses) gains	(797)	753	(1,550)	(237)	92	(329)
Other	846	1,796	(950)	2,892	3,758	(866)

Total other income	$2,123	4,869	(2,746)	9,143	10,289	(1,146)

The increase in fee income for the three and nine months ended September 30, 2011 compared to the same 2010 period primarily resulted from coin counter fees at BankAtlantic branches which increased by $0.1 million and $0.4 million, respectively.

Foreign exchange gains and losses represent the change in foreign currency exchange rates associated with foreign currency in ATMs on-board cruise ships.

Included in other income during the three and nine months ended September 30, 2010 was $1.0 million from BankAtlantic’s on-line banking service provider as a result of business interruption issues relating to the conversion to the service provider’s products.

Financial Services

(BankAtlantic Bancorp)

BankAtlantic’s Non-Interest Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Employee compensation and benefits	$16,611	22,475	(5,864)	54,592	71,103	(16,511)
Occupancy and equipment	10,019	13,263	(3,244)	34,092	40,589	(6,497)
Advertising and promotion	1,511	1,917	(406)	4,615	5,972	(1,357)
Check losses	559	763	(204)	1,521	1,716	(195)
Professional fees	7,056	4,942	2,114	10,567	11,727	(1,160)
Supplies and postage	758	929	(171)	2,507	2,789	(282)
Telecommunication	386	697	(311)	1,402	1,881	(479)
Provision for tax certificates	969	885	84	2,769	3,752	(983)
Cost associated with debt redemption	—	—	—	1,125	60	1,065
Impairment of loans held for sale	(145)	—	(145)	1,562	—	1,562
Impairment of real estate held for sale	—	—	—	353	1,511	(1,158)
Employee termination costs	2	2,103	(2,101)	(191)	2,103	(2,294)
Lease termination costs (reversals)	—	1,093	(1,093)	(1,442)	1,308	(2,750)
Impairment of assets held for sale	—	4,469	(4,469)	—	4,469	(4,469)
Impairment of real estate owned	3,020	434	2,586	9,574	1,098	8,476
FDIC deposit insurance assessment	2,132	2,314	(182)	7,618	7,799	(181)
(Gain) loss on sale of real estate	(2,023)	(442)	(1,581)	(2,663)	334	(2,997)
Amortization of intangible assets	295	309	(14)	899	912	(13)
Other	4,766	4,605	161	15,059	13,869	1,190

Total non-interest expense	$45,916	60,756	(14,840)	143,959	172,992	(29,033)

The decline in employee compensation and benefits during the three and nine months ended September 30, 2011 compared to the same 2010 period resulted primarily from workforce reductions, normal attrition and the transfer of employees to the purchaser of the Tampa branches in June 2011. The number of full-time equivalent employees declined from 1,532 as of December 31, 2009 to 1,055 as of September 30, 2011 (a 31% reduction in the workforce) with the Tampa branch sale affecting approximately 130 employees. Additionally, bonuses were $0.5 million and $2.1 million lower during the 2011 three and nine months periods compared to the same 2010 periods, respectively. The decline in the workforce also resulted in reduced benefit costs compared to 2010, relating primarily to health insurance and payroll taxes.

The decline in occupancy and equipment for the three and nine months ended September 30, 2011 compared to the same 2010 periods resulted primarily from the sale of the Tampa branches, consolidation of back-office facilities, and the termination of leases executed for branch expansion during prior periods.

The decrease in advertising and business promotion expense during the three and nine months ended September 30, 2011 compared to the same 2010 periods related primarily to BankAtlantic focusing its marketing efforts more on customer relationships and less on advertising and media and direct mail promotions.

The decrease in check losses for the three and nine months ended September 30, 2011 compared to the same 2010 period resulted from revisions to our overdraft policies limiting the number of overdrafts per day and the dollar amount of overdrafts.

The increase in professional fees during the three months ended September 30, 2011 compared to the same 2010 period primarily resulted from legal fees related to a tax certificate litigation matter which was settled during September 2011 for $2.7 million.

The decline in professional fees during the nine months ended September 30, 2011 compared to the same 2010 period resulted primarily from higher insurance reimbursements in connection with class action securities litigation during 2011 compared to same 2010 period.

The decline in supplies and postage during the three and nine months ended September 30, 2011 was primarily the result of the Tampa branch sale.

Financial Services

(BankAtlantic Bancorp)

The reduction in telecommunication costs during the three months ended September 30, 2011 compared to the same 2010 periods resulted primarily from the Tampa branch sale. The lower telecommunication costs during the nine months ended September 30, 2011 compared to 2010 also reflected higher call center volume associated with the implementation of a new on-line banking product during 2010.

The provision for tax certificate losses during the three and nine months ended September 30, 2011 reflects higher charge-offs of out-of-state tax certificates partially offset by tax certificate reserve reductions associated with declining portfolio balances. We have significantly reduced the acquisition of out-of-state tax certificates and have concentrated the majority of our tax certificate acquisitions in Florida.

The costs associated with debt redemptions during the nine months ended September 30, 2011 reflect prepayment penalties on the early repayment of $85 million of institutional time deposits, $40.0 million of FHLB advance obligations and $25 million of public fund time deposits.

The impairment (reversals) of loans held for sale represents lower of cost or market adjustments on loans classified as held for sale. The impairment or reversals resulted primarily from property values obtained from updated valuations of the underlying loan collateral.

Impairments on real estate held for sale during the nine months ended September 30, 2011 and 2010 represents updated valuations on properties originally acquired for store expansion.

Employee termination costs during the three and nine months ended September 30, 2010 were the result of workforce reductions in July 2010.

Lease termination costs (reversals) represent lease contracts, net of deferred rent reversals, originally executed for branch expansion. During the nine months ended September 30, 2011, BankAtlantic terminated five leases and recognized a recovery of $1.4 million. Lease termination costs for the three and nine months ended September 30, 2010 represents additional impairment on lease contracts due to updated valuations. BankAtlantic is attempting to sublease or terminate lease contracts executed in connection with its branch expansion in prior periods and could recognize losses associated with these operating leases in subsequent periods as these leases are measured at fair value.

The impairment of assets held for sale relates to a management decision to pursue the sale of BankAtlantic’s Tampa branches in August 2010. As a consequence, BankAtlantic reclassified its Tampa office properties and equipment to held-for-sale and recognized $4.5 million of impairments at the transfer date.

Impairment of real estate owned during the three and nine months ended September 30, 2011 reflects updated valuations on properties. Included in the amounts during the nine months ended September 30, 2011 was a $5.2 million impairment related to one property and $1.5 million of impairments related to two properties.

The increase in the gain on real estate sales during the three months ended September 30, 2011 reflects a $1.6 million gain on the sale of a commercial real estate property.

The increase in other non-interest expense during the three and nine months ended September 30, 2011 compared to the same 2010 periods was primarily the result of higher foreclosure costs and increased operating costs on foreclosed properties.

Financial Services

(BankAtlantic Bancorp)

Parent Company Results of Operations

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Net interest (expense)	$(3,851)	(3,792)	(59)	(11,340)	(10,856)	(484)
Provision for loan losses	(148)	(1,398)	1,250	(643)	(5,038)	4,395

Net interest (expense) after provision for loan losses	(3,999)	(5,190)	1,191	(11,983)	(15,894)	3,911
Non-interest income	809	576	233	648	1,545	(897)
Non-interest expense	531	2,901	(2,370)	6,469	7,938	(1,469)

Parent Company (loss)	$(3,721)	(7,515)	3,794	(17,804)	(22,287)	4,483

Net interest expense increased during the three and nine months ended September 30, 2011 compared to the same 2010 periods as a result of higher average debenture balances partially offset by lower average interest rates. The average balances on junior subordinated debentures increased from $316 million and $312 million during the three and nine months ended September 30, 2010 to $330 million and $327 million during the same 2011 periods, respectively. The increase in average debenture balances resulted from the deferral of interest which began in March 2009. Average rates on junior subordinated debentures decreased from 4.90% and 4.73% during the three and nine months ended September 30, 2010 to 4.68% and 4.72% during the same 2011 periods, respectively. Also included in net interest expense during the three and nine months ended September 30, 2011 was $46,000 and $152,000, respectively, of interest income on two performing loans as well as $0 and $38,000, respectively, of investment dividend income associated with an equity security. Interest income on performing loans during the three and nine months ended September 30, 2010 was $60,000 and $172,000, respectively, and dividend income from the equity security was $19,000 and $56,000, respectively. We ceased receiving dividends on the equity security during the second quarter of 2011.

Non-interest income during the three and nine months ended September 30, 2011 reflects equity earnings from the Parent Company’s investment in statutory business trusts that issue trust preferred securities of $0.5 million and $1.3 million compared to $0.3 million and $0.7 million, respectively, for the same 2010 periods. Also included in non-interest income during the three and nine months ended September 30, 2011 was $0.3 million and $1.0 million of fees for executive services provided to BankAtlantic compared to $0.3 million and $0.8 million during the same periods during 2010, respectively. During the nine months ended September 30, 2011, the Company recognized $1.5 million impairment on an equity security. There were no impairments of investment securities during the nine months ended September 30, 2010.

The decrease in non-interest expense during the quarter ended September 30, 2011 compared to the same 2010 quarter reflects a $0.9 million gain from a loan participation litigation settlement, $0.6 million of lower employee compensation expenses and $1.1 million of lower legal fees. The decrease in employee compensation and benefits reflects lower stock based compensation expenses, the elimination of bonuses during 2011 and salary reductions. The lower legal fees during 2011 related to elevated legal costs during 2010 associated with responding to a Securities and Exchange Commission notice of investigation. The above declines in non-interest expenses were partially offset by a $0.4 million increase in impairments of real estate owned for the three months ended September 30, 2011 compared to the same 2010 quarter.

The decrease in non-interest expense during the nine months ended September 30, 2011 compared to the same 2010 period resulted primarily from the items discussed above. The decrease in non-interest expense was partially offset by $3.5 million of impairments of real estate owned during 2011 compared to $0.8 million of impairments during the 2010 period.

Financial Services

(BankAtlantic Bancorp)

In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of September 30, 2011 and December 31, 2010 was as follows (in thousands):

	September 30, 2011	December 31, 2010
Nonaccrual loans:
Commercial non-real estate:	$948	1,536
Commercial real estate:
Residential	4,976	8,985
Land	3,432	3,987

Total non-accrual loans	9,356	14,508
Allowance for loan losses	(167)	(830)

Non-accrual loans, net	9,189	13,678
Performing other commercial loans	2,529	2,811

Loans receivable, net	$11,718	16,489

Real estate owned	$9,391	10,160

During the nine months ended September 30, 2011, the Parent Company foreclosed on a $1.5 million commercial residential loan, charged-off $1.3 million of loans, recognized $0.8 million lower of cost or market adjustments on loans held for sale, and sold a $1.7 million loan for a $99,000 loss. The work-out subsidiary also received $0.3 million of loan principal repayments during the nine months ended September 30, 2011.

The Parent Company’s non-accrual loans include large loan balance lending relationships. Two relationships account for 82.1% of the $9.4 million of non-accrual loans held by the Parent Company at September 30, 2011. The following table outlines general information about these relationships as of September 30, 2011 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment (3)	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date	Collateral Type	Date of Last Full Appraisal
Commercial Business
Relationship No. 1 (1)	$5,604	4,381	167	Q4-2005	Q4-2007	Q4-2007	Land	Q4-2010

Residential Land Developers
Relationship No. 2 (2)	20,000	3,296	—	Q1-2005	Q4-2007	Q1-2008	Residential	Q4-2010

Total Residential Land Developers	$20,000	3,296	—

Total	$25,604	7,677	167

(1)	During 2011, the Company recognized partial charge-offs on relationship No. 1 aggregating $1.2 million.
(2)	During 2008, 2009, 2010 and 2011, the Company recognized partial charge-offs and lower of cost or market adjustments on relationship No. 2 aggregating $16.4 million.
(3)	Recorded investment is the “Unpaid Principal Balance” less charge-offs and deferred fees.

The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves, recognized partial charge-offs or calculated lower of cost or market adjustments on these loans based on the fair value of the underlying collateral less costs to sell. The fair value of the collateral was determined using third party appraisals for all relationships. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, our policy is generally to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A full appraisal is generally obtained at the date of foreclosure.

Financial Services

(BankAtlantic Bancorp)

The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$—	7,227	830	13,630

Loans charged-off	—	(4,438)	(1,305)	(14,481)
Recoveries of loans previously charged-off	20	—	—	—

Net recoveries (charge-offs)	20	(4,438)	(1,305)	(14,481)
Provision for loan losses	147	1,398	642	5,038

Balance, end of period	$167	4,187	167	4,187

The $1.3 million of charge-offs during the nine months ended September 30, 2011 were comprised of a $1.2 million charge-off of a commercial land loan and a $0.1 million charge-off of a commercial residential loan. The Parent Company reversed a $0.8 million specific valuation allowance related to the commercial land loan charged-off during the nine months ended September 30, 2011 and established a $167,000 specific valuation allowance on a land loan due to an updated property valuation.

The $4.4 million of charge-offs during the three months ended September 30, 2010 included a $2.1 million charge-off of a commercial residential loan. Specific valuation allowances of $2.7 million were established on these loans during prior periods. The remaining charge-offs during the nine months ended September 30, 2010 primarily related to three loans. A $2.7 million charge-off was taken with respect to one loan upon the foreclosure and sale of the collateral. Another loan was charged-off by $5.7 million and the entire balance of $1.2 million of a third loan was charged-off upon the sale of the remaining collateral. The Parent Company had established specific valuation allowances of $8.6 million on these three loans in prior periods.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc.

On November 1, 2011, BankAtlantic Bancorp entered into a definitive agreement to sell its wholly owned subsidiary, BankAtlantic, to BB&T Corporation (“BB&T”). In acquiring BankAtlantic, based on September 30, 2011 balances BB&T will acquire approximately $2.1 billion in loans and assume approximately $3.3 billion in deposits. The deposit premium estimated to be $301 million based on the September 30, 2011 balances, represents 9.05% of total deposits and 10.32% of non-CD deposits at September 30, 2011. The deposit premium will be increased or decreased based upon the average daily closing balance of non-CD deposits during a specified pre-closing period provided that the deposit premium will not exceed $315.9 million.

As part of the transaction, BankAtlantic will distribute to BankAtlantic Bancorp specifically identified assets, including certain performing and non-performing loans and tax certificates, real estate owned, and related reserves, which in the aggregate was recorded on the balance sheet of BankAtlantic at approximately $623.6 million as of September 30, 2011. At September 30, 2011, the assets to be distributed included approximately $271.3 million of performing loans, $315.2 million of non-performing loans, of which $96.5 million were paying as agreed, $18.7 million in tax certificates, $83.4 million of real estate owned, and reserves related to these assets totaling $81.9 million. At the closing of the transaction, the sum of the deposit premium and the net asset value of BankAtlantic as calculated pursuant to the terms of the agreement as of the closing after giving effect to the distribution of the assets described above will be paid in cash. If the sum is a positive number it will be paid by BB&T to BankAtlantic Bancorp, and if the sum is a negative number it will be paid by BankAtlantic Bancorp to BB&T. The agreement also requires that BankAtlantic Bancorp pay all accrued deferred interest to its Trust Preferred Securities holders at the next scheduled payment date subsequent to closing. Closing of the transaction is subject to receipt of required regulatory approvals and other customary closing conditions.

On October 21, 2011, BankAtlantic Bancorp received notification from NYSE Regulation, Inc. that BankAtlantic Bancorp is currently below the continued listing criteria established by the New York Stock Exchange (“NYSE”) because, as of October 14, 2011, BankAtlantic Bancorp’s average market capitalization for the preceding

Financial Services

(BankAtlantic Bancorp)

30-day trading period was $48.9 million. Listed companies with shareholders equity of less than $50 million, such as BankAtlantic Bancorp, are required to maintain an average market capitalization of at least $50 million for any consecutive 30-day trading period. The NYSE’s market capitalization and equity requirements are based on BankAtlantic Bancorp’s publicly traded Class A Common Stock. Under the NYSE’s rules, BankAtlantic Bancorp is required to submit a business plan (the “Plan”) to the NYSE within 45 days after the date of the Notice, in which BankAtlantic Bancorp must advise the NYSE of the actions it expects to take in order to comply with the NYSE’s continued listing standards within 18 months after the date of the Notice. BankAtlantic Bancorp’s Class A Common Stock will continue to be listed and traded on the NYSE during this period, subject to the NYSE’s acceptance of the Plan, and BankAtlantic Bancorp’s compliance with the Plan and the other continued listing standards of the NYSE. BankAtlantic Bancorp expects to work with the NYSE with respect to curing the deficiency, and the Company’s market capitalization at November 7, 2011 was $78.2 million. Additionally, the Parent Company expects that it will meet the NYSE listing criteria upon completion of the sale of BankAtlantic to BB&T in accordance with the terms of the agreement described above. The market price of BankAtlantic Bancorp’s Class A Common Stock is subject to significant volatility and it may decrease in the future and cause BankAtlantic Bancorp to fail to comply with the NYSE requirements for continued listing.

Currently, the Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through the issuance of equity and debt securities and through dividends, although no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future. The Parent Company has used its funds to contribute capital to its subsidiaries, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At September 30, 2011, BankAtlantic Bancorp had approximately $333.3 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $15.0 million based on interest rates at September 30, 2011, which are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, the Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $39.1 million that would otherwise have been paid during the 33 months ended September 30, 2011 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments for up to another 9 consecutive quarterly periods through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral period by paying all accrued and unpaid interest. If the Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $74.0 million of unpaid interest based on average interest rates as of September 30, 2011. BankAtlantic Bancorp’s financial condition could be adversely affected if interest payments continue to be deferred. If the sale of BankAtlantic to BB&T is consummated pursuant to the November 1, 2011 agreement, the Parent Company will pay the outstanding deferred interest in connection with the closing. See “Item 1. Financial Statements – Note 23 to the Notes to Consolidated Financial Statements – Unaudited” for a description of BankAtlantic Bancorp’s commitment to pay the outstanding deferred interest in connection with the consummation of the BB&T transaction.

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

Financial Services

(BankAtlantic Bancorp)

In February 2010, BankAtlantic Bancorp filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A Common Stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. On June 16, 2011, BankAtlantic Bancorp completed its rights offering under the registration statement issuing 3,025,905 shares of Class A Common Stock for net proceeds of $11.0 million. As a result of the completion of a $20 million rights offering during the year ended December 31, 2010 and the $11.3 million rights offering in June 2011, $43.7 million of securities remain available for future issuance under this registration statement. The Parent Company utilized the proceeds from the June 2011 rights offering plus $9.0 million in cash to make a $20 million capital contribution to BankAtlantic.

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

The Parent Company has the following cash and investments that it believes provide a source for potential liquidity at September 30, 2011.

	As of September 30, 2011
(in thousands)	Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Cash and cash equivalents	$2,195	—	—	2,195
Securities available for sale	10	—	1	9

Total	$2,205	—	1	2,204

The non-performing loans transferred to the wholly-owned subsidiary of BankAtlantic Bancorp may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at September 30, 2011 was $21.3 million. During the nine months ended September 30, 2011, the Parent Company received net cash flows of $2.1 million from its work-out subsidiary. The Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013.

BankAtlantic Liquidity and Capital Resources

BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans, securities available for sale and real estate owned; proceeds from advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic maintained excess cash balances during the nine months ended September 30, 2011 in order to fund the June 2011 sale of the Tampa branch network and improve liquidity and its risk-based regulatory capital ratios. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs, may require BankAtlantic to offer higher interest rates to maintain deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic is restricted by banking regulators from offering interest rates on its deposits which are significantly higher than market area rates.

Financial Services

(BankAtlantic Bancorp)

BankAtlantic’s unused lines of credit decreased from $843 million as of December 31, 2010 to $623 million as of September 30, 2011 due to lower loan and securities available for sale collateral balances partially offset by lower FHLB advance balances. The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to obtain an $85.0 million letter of credit primarily securing public deposits as of September 30, 2011. There were no FHLB borrowings outstanding as of September 30, 2011. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $547 million at September 30, 2011. An additional source of liquidity for BankAtlantic is its securities portfolio. As of September 30, 2011, BankAtlantic had $41 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $1.5 million in funding and at September 30, 2011 BankAtlantic had $1.0 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $34.7 million as of September 30, 2011, with no amounts outstanding under this program at September 30, 2011. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly, our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease, all of these factors could have material adverse effect on BankAtlantic’s liquidity.

At September 30, 2011, BankAtlantic had no securities sold under agreements to repurchase outstanding. During the second quarter of 2011, BankAtlantic discontinued entering into repurchase agreements with its customers and transferred $12.2 million of securities sold under repurchase agreements to non-interest bearing deposits in June 2011. Additionally, BankAtlantic had total cash on hand with other financial institutions of $574.4 million at September 30, 2011.

Included in deposits at September 30, 2011 was $6.0 million in brokered deposits. BankAtlantic is currently restricted by its regulators from acquiring additional brokered deposits or renewing its existing brokered deposits, and expects the balance of its brokered deposits to continue to decline.

BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions and regulatory actions may make it more difficult for us and for financial institutions in general to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree to which such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. Further deterioration in the financial markets or adverse regulatory actions may further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position during the year ended December 31, 2010 and the nine months ended September 30, 2011 by paying down borrowings and reducing assets.

BankAtlantic’s commitment to originate loans was $23.4 million at September 30, 2011 compared to $49.3 million of commitments to originate loans at September 30, 2010. At September 30, 2011, total loan commitments represented approximately 0.92% of net loans receivable.

Financial Services

(BankAtlantic Bancorp)

BankAtlantic’s actual capital amounts and ratios are presented in the table below and are compared to the prompt corrective action (“PCA”) “well capitalized” requirements and the capital requirements set forth in the Bank Order (dollars in thousands):

	Actual		PCA Defined Well Capitalized		Bank Order Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total risk-based capital	$358,517	14.96%	$239,606	10.00%	$335,448	14.00%
Tier I risk-based capital	$306,059	12.77%	$143,764	6.00%
Tangible capital	$306,059	8.29%	$55,371	1.50%
Tier 1/Core capital	$306,059	8.29%	$184,750	5.00%	$295,313	8.00%
As of December 31, 2010:
Total risk-based capital	$334,601	11.72%	$285,541	10.00%
Tier I risk-based capital	$276,362	9.68%	$171,325	6.00%
Tangible capital	$276,362	6.22%	$66,672	1.50%
Tier 1/Core capital	$276,362	6.22%	$222,240	5.00%

Pursuant to the Bank Order, BankAtlantic was required to attain by June 30, 2011 and maintain a Tier 1/Core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic historically maintained its regulatory capital ratios at levels that exceeded prompt corrective action “well capitalized” requirements; however, based on BankAtlantic’s risk profile, the OTS raised its regulatory capital requirements above the “well capitalized” amounts. The Parent Company and BankAtlantic will seek to maintain the higher capital requirements under the Bank Order through efforts that may include the issuance of the Parent Company’s Class A Common Stock through a public or private offering. Additionally, BankAtlantic may continue to seek to reduce its asset size in order to improve its regulatory capital ratios, although this may make it more difficult to achieve profitability. BankAtlantic Bancorp may not be successful in raising additional capital in subsequent periods upon favorable terms, or at all. The inability to raise capital or otherwise continue to meet regulatory requirements in the future would have a material adverse impact on BankAtlantic Bancorp’s business, results of operations and financial condition. See “Item 1. Financial Statements - Note 23 to the Notes to Consolidated Financial Statements – Unaudited” for a description of the November 1, 2011 agreement to sell BankAtlantic to BB&T Corporation.

BankAtlantic Bancorp’s Contractual Obligations and Off Balance Sheet Arrangements as of September 30, 2011 were (in thousands):

	Payments Due by Period (1)(2)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Time deposits	$409,167	326,432	65,171	16,050	1,514
Long-term debt	355,333	—	61,138	—	294,195
Operating lease obligations held for sublease	15,010	706	1,286	1,292	11,726
Operating lease obligations held for use	31,564	5,161	8,218	4,931	13,254
Pension obligation	18,443	1,496	3,155	3,545	10,247
Other obligations	11,406	3,406	6,400	1,600	—

Total contractual cash obligations	$840,923	337,201	145,368	27,418	330,936

(1)	Payments due by period are based on contractual maturities
(2)	The above table excludes interest payments on interest bearing liabilities

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act ). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Reports on Form 10-Q for the quarter ended March 31, 2011 and June 30, 2011.

Bluegreen

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third-parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third-parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010, the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. On August 26, 2011, the Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest’s inaction in not leasing the mineral rights was not, by itself, a breach of a duty. The Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling.

On September 18, 2008, in Case No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, in the United States District Court for the Southern District of Georgia, Brunswick Division, the plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. The plaintiff subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws. On January 25, 2010, the plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons alleged to have been harmed by the alleged activities in a similar manner. On September 2, 2011, the court issued an Order granting Bluegreen’s motion for summary judgment and, dismissing the lawsuit in full. The time period within which the plaintiffs may appeal the decision has expired.

On June 3, 2010, in Case No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen Communities’ Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its complaint, the plaintiffs alleged that unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association have responded that the plaintiffs breached the parties’ contract. The case went to mediation on September 20, 2010, but no resolution was reached. Both parties filed Motions for Summary Judgment. On November 3, 2011, the parties agreed to tentative terms to settle the matter and are currently negotiating a formal settlement agreement. It is currently expected that this settlement agreement, if finalized, will provide for payments to be made to the plaintiffs over a four-year period and for the plaintiffs to release the defendants from any other obligations relating to this matter. The tentative terms of the settlement contemplate the community association making a payment to the plaintiffs of $250,000 during the first year of the four-year period and Bluegreen Communities of Georgia making three annual payments to the plaintiffs of $150,000 each and a payment of $125,000 during the fourth year. It is also expected that Bluegreen Corporation will guarantee Bluegreen Communities of Georgia’s obligations under the settlement agreement. There is no assurance that the settlement will be finalized on the contemplated terms, or at all.

On September 18, 2011, in Case No. T-7663A, styled The County of Comal, Texas vs. Bluegreen Southwest One, LP et al, in the District Court of the 22nd Judicial District, Comal County, Texas, The County of Comal, Texas, collecting property taxes for itself and for various local taxing districts, brought suit for the collection of delinquent taxes alleged to be due, including interest, penalties and costs totaling approximately $0.9 million. On September 28, 2011, Southwest answered the Complaint and alleged it was entitled to an abatement of the proceeding because it has filed administrative protests with the Comal County Appraisal Review Board and is waiting for an administrative hearing and determination. Southwest disputes its liability for the taxes and while waiting for an administrative hearing on the issue, believes it is inappropriate for the civil action to proceed. No further information is available as to whether the administrative hearing will be held, and if so, when, or whether Southwest’s request for an abatement of the tax suit will be granted.

BankAtlantic Bancorp

D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida

In July 2008, BankAtlantic Bancorp, certain officers and Directors were named in a lawsuit which alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic Bancorp’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that BankAtlantic Bancorp ‘s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and sought damages on behalf of BankAtlantic Bancorp. In July 2011, the case was dismissed and the parties exchanged mutual releases and neither the defendants nor BankAtlantic Bancorp made any monetary payments in connection with the dismissal.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and June 30, 2011.

The transaction between BB&T and BankAtlantic Bancorp may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to BankAtlantic Bancorp associated with consummating the transaction.

As described in Note 23, on November 1, 2011, BankAtlantic Bancorp entered into a Stock Purchase Agreement (the “Agreement”) with BB&T Corporation (“BB&T”) which provides for the sale to BB&T of all of the shares of capital stock of BankAtlantic, BankAtlantic Bancorp’s wholly owned banking subsidiary. Consummation of the transaction is subject to receipt of required regulatory approvals, which may not be timely received or may impose conditions unacceptable to the parties, and to other customary closing conditions. If closing of the transaction is delayed beyond July 31, 2012, either party may cancel the Agreement. Further, pursuant to the terms of the Agreement, BankAtlantic Bancorp is, in connection with the closing, required to fund amounts necessary to pay the outstanding deferred interest on BankAtlantic Bancorp’s trust preferred securities as well as possible amounts to BB&T depending on the non-CD deposit levels and the shareholders’ equity of BankAtlantic at that time. BankAtlantic Bancorp may not have available liquidity to make such payments and may need to raise funds through equity or debt financings which may not be available on reasonable terms or at all. While the consummation of the transaction is anticipated to significantly improve stockholders’ equity of BankAtlantic Bancorp, the net book value of the assets to be retained by BankAtlantic Bancorp as part of the transaction are subject to impairment, and may not in the future be monetized at the values ascribed to them. The proposed sale of BankAtlantic may create uncertainty for its shareholders, which may adversely affect BankAtlantic Bancorp’s ability to retain key employees. BankAtlantic Bancorp’s shareholders or holders of trust preferred securities may bring litigation against BankAtlantic Bancorp based on the transaction, either before or after consummation of the transaction, which could result in, among other things, the termination of the transaction or acceleration of the amounts outstanding under the trust preferred securities. Additionally, as a result of the announcement of the transaction, the future trading price of BankAtlantic Bancorp Class A Common Stock may be volatile and could be subject to wide price fluctuations.

Item 6.	Exhibits

Exhibit 31.1 *	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 *	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 *	Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 **	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 **	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3 **	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed with this Form 10-Q.
**	Exhibits furnished with this Form 10-Q.
***	Pursuant to Rule 406T of Regulation S-T promulgated by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION

Date:	November 14, 2011	By:	/s/ ALAN B. LEVAN
Alan B. Levan, Chief Executive Officer

Date:	November 14, 2011	By:	/s/ JOHN K. GRELLE
John K. Grelle, Chief Financial Officer

Date:	November 14, 2011	By:	/s/ MARIA R. SCHEKER
Maria R. Scheker, Chief Accounting Officer