Form 10-K
period 2011-12-31
BFC FINANCIAL CORP
filed 2012-03-30
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-09071

BFC Financial Corporation

(Exact name of registrant as specified in its charter)

Florida	59-2022148
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

2100 West Cypress Creek Road
Fort Lauderdale, Florida	33309
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

On June 30, 2011, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $18.1 million computed by reference to the closing price of the registrant’s Class A Common Stock on such date. The registrant does not have any non-voting common equity.

The number of outstanding shares of each of the registrant’s classes of common stock, as of March 20, 2012 was as follows:

Class A Common Stock, $.01 par value: 70,274,972 shares outstanding

Class B Common Stock, $.01 par value: 6,859,751 shares outstanding

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

BFC Financial Corporation

Annual Report on Form 10-K for the Year Ended December 31, 2011

PART I

ITEM 1. BUSINESS

This document contains forward-looking statements based largely on current expectations of BFC Financial Corporation (“BFC” and, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans”, “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments is not a guarantee or indication of future performance.

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

•

the risk that creditors of the Company’s subsidiaries or other third parties may seek to recover from the subsidiaries’ respective parent companies, including BFC, distributions or dividends made by such subsidiaries or other amounts owed by such subsidiaries to such creditors or third parties;

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

•

the impact of the recent economic downturn on the Company, the price and liquidity of its common stock and its ability to obtain additional capital, including the risk that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations, it may not be possible to issue any such securities on favorable terms, if at all;

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

•

risks related to BFC’s ability to pay dividends to holders of its preferred stock , which will depend on BFC’s financial condition and also is currently subject to the prior written non-objection of the Federal Reserve;

•

risks relating to BFC’s currently proposed merger with Bluegreen, including that the merger may not be consummated on the contemplated terms, or at all, that the merger may not result in the realization of the expected benefits, and that costs incurred related to the merger, including with respect to the pending litigation described herein, and cash required to be paid to stockholders of Bluegreen who exercise appraisal rights if the merger is consummated, may have a material adverse impact on BFC’s financial condition and cash position;

•	the uncertainty regarding the amount of cash that will be required to be paid to Woodbridge shareholders who exercised appraisal rights in connection with Woodbridge’s merger with BFC;

•	the risk that final releases relating to the resolution of certain Woodbridge indebtedness may not be obtained;

•

risks associated with the securities we hold directly or indirectly, including the risk that they may decline in value and that we may be required to record additional impairment charges with respect to such securities;

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

•

risks related to litigation and other legal proceedings against BFC and its subsidiaries, including (i) the legal and other professional fees and other costs and expenses of such proceedings, as well as the impact of any finding of liability or damages on our financial condition and operating results and (ii) with respect to litigation brought by the Securities and Exchange Commission (the “SEC”) against BankAtlantic Bancorp and the Chairman, reputational risks and risks relating to the loss of our Chairman’s services; and

•	the Company’s success at managing the risks involved in the foregoing.

With respect to BankAtlantic Bancorp and BankAtlantic, the risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and BankAtlantic and their operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, decreases in real estate values, and increased unemployment or sustained high unemployment rates on their business generally, BankAtlantic’s regulatory capital ratios, the ability of borrowers to service their obligations and of customers to maintain account balances and the value of collateral securing outstanding loans;

•

credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on assets and the credit quality of loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp);

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in the allowance for loan losses;

•	the impact of and expenses associated litigation brought by the SEC including but not limited to litigation relating to overdraft fees and litigation brought by the SEC;

•

risks associated with maintaining required capital levels and the risk that failing to comply with regulatory mandates will result in the imposition of additional regulatory requirements and/or fines; and risks associated with changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities and our ability to raise capital; and

•	the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets;

•

the impact of the recently amended agreement between BankAtlantic Bancorp and BB&T for the sale of BankAtlantic , including the risk that the transaction between BB&T and BankAtlantic Bancorp may not be completed in the time frame indicated, on anticipated terms, or at all; that BankAtlantic Bancorp’s and/or BankAtlantic’s business or net asset values may be negatively affected by the pendency of the proposed transaction or otherwise; that regulatory approvals may not be received; that the transaction may not be as advantageous to BankAtlantic Bancorp as expected; that BankAtlantic Bancorp’s shareholders may not realize the anticipated benefits; that BankAtlantic Bancorp’s future business plans may not be realized as anticipated, if at all; that BankAtlantic Bancorp’s Class A Common Stock may not meet the requirements for continued listing on the NYSE; and that the assets retained by BankAtlantic Bancorp or held by the limited liability company in which BB&T and BankAtlantic Bancorp will own an interest after the closing may not be monetized at the values currently ascribed to them; and

•	BankAtlantic Bancorp’s success at managing the risks involved in the foregoing.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	the overall state of the economy, interest rates and the availability of financing may affect Bluegreen’s ability to market vacation ownership interests (“VOIs);

•	Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if the customers it finances default on their obligations;

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

•

Bluegreen’s decision to sell Bluegreen Communities involves a number of risks, including that it may not be successful in divesting the business, may divert management’s attention from its other business activities, may result in additional impairment charges and may not ultimately lead to Bluegreen consummating a transaction or otherwise realizing improvements in its operating results and financial condition;

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

In addition to the risks and factors identified above and the “Risk Factors” section of this report, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Bluegreen with the Securities and Exchange Commission (the “SEC”). The Company cautions that the foregoing factors are not exclusive.

The Company

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include controlling interests in BankAtlantic Bancorp, Inc. and its subsidiaries, (“BankAtlantic Bancorp”), and Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana, Inc. (“Benihana”). BFC also holds interests in other investments and subsidiaries as described herein. As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is currently a “unitary savings and loan holding company” subject to examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve” or “FRB”). Effective July 21, 2011, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve succeeded to the supervisory authority previously held by the Office of Thrift Supervision (“OTS”).

As a holding company with controlling positions in BankAtlantic Bancorp and Bluegreen, generally accepted accounting principles (“GAAP”) require the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Bluegreen as well as other consolidated entities, including our wholly owned subsidiary, Woodbridge Holdings LLC, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2011, BFC had an approximately 53% ownership interest and 75% voting interest in BankAtlantic Bancorp. In addition, BFC currently directly or indirectly owns approximately 54% of the outstanding shares of Bluegreen’s common stock.

As of December 31, 2011, we had total consolidated assets of approximately $4.8 billion and shareholders’ equity attributable to BFC of approximately $119.7 million. Net loss attributable to BFC was approximately $11.3 million and $103.8 million for the years ended December 31, 2011 and 2010, respectively. In 2009, net income attributable to BFC was approximately $27.3 million. Additional information is contained in Items 7 and 8 of this Annual Report on Form 10-K.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries, either directly or through controlled subsidiaries and to provide strategic support to its existing subsidiaries and investments. For additional information regarding the strategic activities taken by BFC during the past three years, see “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Available Information

BFC’s corporate website is www.bfcfinancial.com. BFC’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through BFC’s website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. BFC’s website and the information contained on or connected to it are not incorporated into this Annual Report on Form 10-K.

Recent Events

BFC and Bluegreen Merger Agreement - On November 11, 2011, BFC and Bluegreen entered into a definitive merger agreement, pursuant to which Bluegreen, upon consummation of the merger contemplated by the merger agreement, will become a wholly-owned subsidiary of BFC. At the effective time of the merger, each outstanding share of Bluegreen’s Common Stock (other than shares owned by BFC and holders of Bluegreen’s Common Stock who exercise and perfect their appraisal rights) will be converted automatically into the right to receive eight shares of BFC’s Class A Common Stock (as adjusted pursuant to the reverse stock split expected to be effected by BFC in connection with the consummation of the merger). The shares of Bluegreen’s Common Stock held by BFC will be cancelled in the merger and Bluegreen’s Common Stock will no longer be publicly traded. The merger agreement contains representations, warranties and covenants on the part of BFC and Bluegreen which are believed to be customary for transactions of this type. Consummation of the merger is subject to a number of closing conditions. Certain of these conditions cannot be waived, including the approval of both BFC’s and Bluegreen’s shareholders and the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. Following the announcement of the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate were filed. See “Item 3 – Legal Proceedings.” The merger agreement provides for the merger to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger.

BankAtlantic Bancorp and BankAtlantic - BankAtlantic Bancorp has entered into a definitive agreement to sell BankAtlantic, its banking subsidiary, to BB&T Corporation (“BB&T”). See “Financial Services – Recent Events” below for further information regarding the proposed sale of BankAtlantic.

Bluegreen Communities - On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of Bluegreen’s subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash plus certain contingent payment amounts. Bluegreen Communities is accounted for in the accompanying financial statements as a discontinued operation for all periods subsequent to November 16, 2009, the date on which we acquired a controlling interest in Bluegreen. See “Bluegreen” below for further information regarding the proposed transaction.

Regulatory Commitment - BFC, on a parent company only basis, had previously committed that it would not, without the prior written non-objection of the OTS, (i) incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt, except as contemplated by BFC’s business plan or, to the extent applicable to BFC, in connection with BankAtlantic’s compliance requirements under its Cease and Desist Order described below; (ii) declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter or (iii) enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices. Additionally, on June 30, 2011, the OTS advised BFC that it was not permitted to (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity, or (ii) make dividend payments on its preferred stock, in each case without the prior written non-objection of the OTS. On July 21, 2011, BFC made a formal request to the Federal Reserve, which now has the supervisory authority previously held by the OTS, for a written non-objection to the payment of the dividend on BFC’s outstanding preferred stock for the quarter ended September 30, 2011. BFC subsequently received a written non-objection from the Federal Reserve with respect to such dividend payment. BFC’s Board of Directors declared the $187,500 dividend payable with respect to its outstanding preferred stock for the quarter ended December 31, 2011, subject to the written non-objection of the Federal Reserve. However, BFC subsequently determined not to seek the Federal Reserve’s written non-objection to the dividend payment and, therefore, has not yet made the dividend payment. The $187,500 amount related to the fourth quarter dividend payment is included in other liabilities in the accompanying consolidated statement of financial condition as of December 31, 2011. Unpaid dividends on BFC’s outstanding preferred stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. Deregistration is expected to occur in connection with the consummation of BankAtlantic Bancorp’s proposed sale of BankAtlantic to BB&T. Upon deregistration, dividend payments by BFC, including with respect to its outstanding preferred stock, will no longer require the prior written non-objection of the Federal Reserve and it is anticipated that BFC will also be released from the other regulatory commitments and restrictions described above.

BFC

Business Segments

The Company’s business activities currently consist of (i) Real Estate and Other Activities and (ii) Financial Services. We currently report the results of our business activities through five segments. Three of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts. Our other two segments – BankAtlantic and BankAtlantic Bancorp Parent Company - relate to our Financial Services business activities and include BankAtlantic Bancorp’s results of operations. As described above, Bluegreen’s board of directors made a determination during June 2011 to seek to sell Bluegreen Communities, or all, or substantially all of its assets. As a consequence, Bluegreen Communities, which previously was a separate reporting segment within Real Estate and Other Assets, is accounted for in BFC’s consolidated financial statements as a discontinued operation for all periods subsequent to November 16, 2009, the date on which we acquired a controlling interest in Bluegreen, and Bluegreen Communities has ceased to be a separate reporting segment of BFC.

The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See also Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 30 contained in Item 8 of this report for a discussion of trends, results of operations, and other relevant information on each segment.

Real Estate and Other Activities

Our Real Estate and Other Activities include three business segments: BFC Activities, Real Estate Operations and Bluegreen Resorts. We previously reported Bluegreen’s business activities through two segments, Bluegreen Resorts and Bluegreen Communities. As described above, Bluegreen Communities is now accounted for as a discontinued operation and has ceased to be a separate reporting segment.

BFC Activities

The BFC Activities segment consists of BFC operations, our investment in Benihana, and the other activities described below, including Woodbridge’s operations unrelated to real estate.

BFC Operations. BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides human resources, risk management, investor relations and executive office administration services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”).

Investment in Benihana. Benihana is a NASDAQ-listed company which historically had two listed classes of common shares; Common Stock (BNHN) and Class A Common Stock (BNHNA). During 2004, BFC purchased 800,000 shares of Series B Convertible Preferred Stock of Benihana for $25.00 per share. Prior to conversion of the preferred shares, BFC received quarterly dividends on the preferred shares at an annual rate equal to 5% or $1.25 per share, payable on the last date of each calendar quarter. During May and July 2011, BFC converted an aggregate of 300,000 shares of Benihana’s Series B Convertible Preferred Stock into 595,049 shares of Benihana’s Common Stock. In October 2011, BFC converted the remaining 500,000 shares of Benihana’s Series B Convertible Preferred Stock that it owned into 987,528 shares of Benihana’s Common Stock. These conversions were effected to facilitate shareholder approval of Benihana’s proposal to reclassify each share of its Class A Common Stock into one share of its Common Stock. The reclassification proposal was approved by Benihana’s shareholders on November 17, 2011. BFC currently owns an aggregate of 1,582,577 shares of Benihana’s Common Stock, representing an approximately 9% ownership and voting interest in Benihana. At December 31, 2011, the estimated fair value of our investment in Benihana’s Common Stock of approximately $16.2 million was based on the closing price of Benihana’s Common Stock on the NASDAQ on December 31, 2011 of $10.23 per share.

BFC

Other Operations. This segment includes the activities of Snapper Creek Equity Management, LLC, and certain other investments and operations of Woodbridge unrelated to real estate, including an investment in Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant operator and franchisor engaged in the quick service and organic food industries. Woodbridge has an equity interest representing approximately 41% of Pizza Fusion. The investment previously included all of the outstanding shares of Pizza Fusion’s Series B Convertible Preferred Stock. Pizza Fusion’s Series B Convertible Preferred Stock was entitled to special voting rights, including the right, if desired, to elect a majority of Pizza Fusion’s board of directors. During December 2011, Pizza Fusion effected a stock reclassification pursuant to which each share of Pizza Fusion’s Series A and Series B Convertible Preferred Stock automatically converted into one share of Pizza Fusion’s common stock. As a result, Woodbridge is no longer deemed to have a controlling interest in Pizza Fusion and, under the applicable accounting guidance for business combinations, the financial statements of Pizza Fusion were deconsolidated as of December 31, 2011. In connection with such deconsolidation, the Company recognized a $615,000 loss on investment in subsidiary. Prior to 2011, Pizza Fusion was determined to be a variable interest entity (“VIE”) under the provisions of the accounting guidance for VIEs, and the operating results of Pizza Fusion were consolidated into BFC.

Prior to obtaining a controlling interest in Bluegreen on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting and our interest in Bluegreen’s earnings or losses was included in BFC Activities.

Real Estate Operations

The Real Estate Operations segment includes the real estate operations of Woodbridge and the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core Communities, LLC (“Core” or “Core Communities”) prior to its liquidation in 2010. The Real Estate Operations segment also included the operations of Carolina Oak, which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008 and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”), which engaged in leasing activities. The operations of Levitt and Sons, LLC, a former wholly owned subsidiary of Woodbridge (“Levitt and Sons”), were also included in the Real Estate Operations segment prior to the deconsolidation of Levitt and Sons during November 2007.

Core Communities. Historically, the activities of Core Communities focused on the development of a master-planned community in Port St. Lucie, Florida called Tradition, Florida and a community outside of Hardeeville, South Carolina called Tradition Hilton Head. In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with the various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of properties in Florida and South Carolina which served as collateral under mortgage loans totaling approximately $113.9 million. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the real property owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which was undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In turn, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In accordance with the accounting guidance for consolidation, Woodbridge recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s consolidated statement of financial condition as of December 31, 2010, and the deferred gain on settlement of investment in subsidiary was recognized into income during the first quarter of 2011.

BFC

Approximately $27.2 million of the $113.9 million of mortgage loans described above was collateralized by property in South Carolina which had an estimated carrying value of approximately $19.4 million at December 31, 2010 and was subject to separate foreclosure proceedings. The foreclosure proceedings relating to this property were completed on November 3, 2011 and, in accordance with the applicable accounting guidance, the Company recorded an $11.6 million gain on extinguishment of debt during the fourth quarter of 2011.

In December 2010, Core and one of its subsidiaries entered into agreements, including, without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefor, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with the applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and a $13.0 million gain on debt extinguishment was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2010.

On June 10, 2010, Core sold its two commercial leasing projects (sometimes hereinafter referred to as the “Projects”) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. The sale resulted in net cash proceeds to Core of approximately $1.5 million. See Note 5 to the consolidated financial statements included herein for further information regarding the Projects.

Carolina Oak. In 2007, Woodbridge acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC). As a result of the significant challenges faced during 2009, Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, the inventory of real estate at Carolina Oak was reviewed for impairment and a $16.7 million impairment charge was recorded to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million.

Woodbridge was the obligor under a $37.2 million loan collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. On April 26, 2011, a settlement agreement was entered into to resolve the disputes and ligation relating to the loan. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. In accordance with the applicable accounting guidance, the Company recorded a deferred gain on debt settlement of $29.9 million in its consolidated statement of financial condition as of December 31, 2011. The deferred gain will be recognized into income at the earlier of the conclusion of a foreclosure proceeding or April 25, 2012.

Cypress Creek Holdings. Cypress Creek Holdings owned an 80,000 square foot office building in Fort Lauderdale, Florida. As of December 31, 2011, the building, which had an estimated carrying value of approximately $6.4 million, served as collateral for an approximately $11.2 million mortgage loan. For the year ended December 31, 2010 and 2009, BFC recognized impairment charges related to the office building of $3.9 million and $4.3 million, respectively.

The building was previously 50% occupied by an unaffiliated third party pursuant to a lease which expired in March 2010. The tenant opted not to renew the lease and vacated the space as of March 31, 2010. After efforts to lease the space proved unsuccessful, the lender with respect to the office building agreed to permit Cypress Creek Holdings to pursue a short sale of the building and in December 2011, Cypress Creek Holdings signed a letter of intent for the sale of the building and as a result, Cypress Creek Holdings results of operations are reported as a discontinued operation in the Company’s consolidated financial statements and its assets are classified as assets held for sale. During January 2012, the building was sold for approximately $10.8 million. At closing, the Company paid $668,000, which together with the $10.8 million purchase price paid by the purchaser, was paid to the lender in full satisfaction of the loan. The Company will recognize a gain of approximately $4.6 million during the first quarter of 2012.

BFC

Levitt and Sons. Levitt and Sons was a developer of single family homes and town home communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. As a result of deteriorating economic conditions, increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements, Levitt and Sons experienced decreased orders, decreased margins and increased cancellation rates on homes in backlog. On November 9, 2007 (the “Petition Date”), Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). In connection with the filing of the Chapter 11 Cases, BFC deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from its financial results of operations. As a result of the deconsolidation of Levitt and Sons, BFC recorded its interest in Levitt and Sons under the cost method of accounting. During June 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”). Pursuant to the Settlement Agreement, as it was subsequently amended, Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement, as amended. Under the cost method of accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement), was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. In the fourth quarter of 2009, BFC accrued approximately $10.7 million representing the portion of a tax refund to which the Debtors’ Estate is entitled pursuant to the Settlement Agreement. As a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was $29.7 million. Additionally, in the second quarter of 2010, BFC increased the $10.7 million accrual by approximately $1.0 million, representing the portion of an additional tax refund that was received during the fourth quarter of 2011. As of December 31, 2011, we have placed into escrow approximately $11.7 million representing the portion of the tax refund which is payable to the Debtors’ Estate under the Settlement Agreement. This amount is included as restricted cash in BFC’s consolidated statements of financial condition.

Bluegreen

Bluegreen

BFC’s Real Estate and Other business activities include the operations of Bluegreen Resorts, the operating segment of Bluegreen which is engaged in the vacation ownership industry. Bluegreen’s results of operations since November 16, 2009, the date on which we acquired a controlling interest in Bluegreen, are consolidated into BFC’s financial statements. The only assets available to BFC from Bluegreen are dividends when and if declared and paid by Bluegreen. Bluegreen is a separate public company and its management prepared the following discussion regarding Bluegreen which was included in Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2011. In addition, the discussions under “Competition” and “Regulation” below, to the extent they relate to Bluegreen, were prepared by Bluegreen’s management and are included in Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, references to the “Company”, “we”, “us” or “our” in such discussions are references to Bluegreen Corporation and its subsidiaries, and none of the foregoing are references to BFC, BankAtlantic Bancorp or BankAtlantic.

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our business has historically been conducted through two operating segments – our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

Our continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed and owned by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of our 59 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences, such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Bluegreen Communities markets residential homesites, the majority of which are sold directly to retail customers seeking to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities. Bluegreen Communities also has realty and daily-fee golf course operations. Bluegreen Communities’ historical operations also included acquiring, developing and subdividing the property comprising its residential homesites.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. As the transaction is an asset sale, liabilities not assumed by Southstar under the agreement and liabilities related to Bluegreen Communities’ operations prior to the closing of the transaction will be retained by our subsidiaries.

Under the terms of the agreement, as amended, Southstar has delivered cash deposits totaling $4.5 million, $50,000 of which is non-refundable, and the remainder of which is being held in escrow pending closing and will only be refunded to Southstar in the event the transaction is not consummated as a result of a breach of the agreement by one or more of our subsidiaries which is not timely cured.

The agreement contains certain representations and warranties on the part of our subsidiaries and Southstar which we believe to be customary for transactions of this nature, as well as certain covenants, including non-competition and other restrictive covenants. The agreement, as amended, provides for the transaction to be consummated no later than April 30, 2012. The closing of the transaction remains subject to the parties’ receipt of all required consents and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. While Southstar’s receipt of financing is not a closing condition under the agreement, Southstar has advised us that it has obtained financing in order to close the transaction.

Bluegreen

In connection with the determination made by our Board of Directors on June 30, 2011 to seek to sell Bluegreen Communities or all or substantially all of its assets, we determined that Bluegreen Communities met the criteria for classification as discontinued operations. Accordingly, the operating results of Bluegreen Communities, which prior to June 30, 2011 were presented as a separate reporting segment, are included in discontinued operations in the accompanying consolidated statements of operations. In addition, the assets related to Bluegreen Communities which are contemplated to be sold under the Purchase and Sale Agreement discussed above are presented separately on the accompanying consolidated balance sheets as “assets held for sale.” These assets primarily consist of Bluegreen Communities’ real estate assets valued on our books at $28.6 million and $83.8 million as of December 31, 2011 and 2010, respectively. The decrease in the carrying amount of the assets held for sale as of December 31, 2011 and 2010 is primarily the result of a $55.1 million non-cash charge recorded during the year ended December 31, 2011 to write down the value of Bluegreen Communities’ assets to their estimated fair value less cost to sell, which was derived based on the sale price under the Purchase and Sale Agreement.

On November 11, 2011, we entered into a definitive merger agreement with BFC Financial Corporation (“BFC”). BFC owns approximately 54% of our common stock as well as a controlling interest in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and a non-controlling interest in Benihana, Inc. (“Benihana”). Pursuant to the terms of the merger agreement, if the merger is consummated, we will become a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, holders of our common stock (other than BFC) will be entitled to receive, in exchange for each share of our common stock that they hold at the effective time of the merger, eight shares of BFC’s Class A Common Stock (as adjusted in connection with the reverse stock split expected to be effected by BFC immediately prior to the consummation of the merger). The shares of our common stock held directly or indirectly by BFC will be canceled in the merger. The merger agreement contains representations, warranties and covenants on the part of us and BFC which we believe to be customary for transactions of this type. Consummation of the merger is subject to a number of closing conditions, including the approval of both our and BFC’s shareholders, the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger and the absence of any legal restraints or prohibitions preventing the completion of the merger or litigation or other proceeding seeking to enjoin or prohibit the merger. Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate have been filed. See “Item 3 – Legal Proceedings.” The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger.

Certain of our outstanding facilities with Wells Fargo Bank, N.A. (“Wells Fargo”) and Resort Finance America, LLC (“RFA”), which had an aggregate outstanding balance of approximately $21.1 million at December 31, 2011, require the prior consent of the lenders to the merger. The Wells Fargo loan ($19.9 million outstanding as of December 31, 2011) is due the earlier of June 30, 2012 or the closing of the merger. RFA has indicated that they intend to consent to the merger, and we are in the process of legal documentation on such consent.

If the merger is consummated, our common stock will no longer be listed for trading on the New York Stock Exchange (the “NYSE”) or registered under the Exchange Act of 1934 (the “Exchange Act”). As described above, the merger agreement requires, as a condition to the merger, that BFC’s Class A Common Stock be approved for listing on a national securities exchange at the effective time of the merger.

Bluegreen Resorts

From its inception in 1994, Bluegreen Resorts has been involved in the vacation ownership industry. As of December 31, 2011, we were selling VOIs in the Bluegreen Vacation Club at 21 sales offices at resorts located in the United States and Aruba. We believe the Bluegreen Vacation Club allows our VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs. A deeded real estate interest in a Bluegreen Vacation Club VOI in any of our resorts entitles the buyer to an annual or biennial allotment of “points” in perpetuity. Bluegreen Vacation Club members may use their points to stay in any of 59 resorts (29 Bluegreen Vacation Club – Club Resorts and 30 Club Associate Resorts) as well as having access to other vacation options, including cruises and stays at over 4,000 resorts offered through Resort Condominiums International, LLC (“RCI”), an unaffiliated external exchange network. Club members who acquired or upgraded their VOIs on or after July 1, 2007 also have access to 23 Shell Vacation Club (“Shell”) resorts through our Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer. The following table lists the Bluegreen Vacation Club – Club Resorts and Club Associate Resorts:

Bluegreen

Bluegreen Vacation Club	Location
Club Resorts (1)
Daytona SeaBreeze (2)	Daytona Beach Shores, Florida
The Hammocks at Marathon (2)	Marathon, Florida
The Fountains (2)	Orlando, Florida
Orlando’s Sunshine Resort I & II (2)	Orlando, Florida
Casa del Mar Beach Resort (2)	Ormond Beach, Florida
Grande Villas at World Golf Village (2)	St. Augustine, Florida
Solara Surfside (2)	Surfside, Florida
Bluegreen Club La Pension (2)	New Orleans, Louisiana
Mountain Run at Boyne (2)	Boyne Falls, Michigan
The Falls Village (2)	Branson, Missouri
Paradise Point Resort (2)(3)	Hollister, Missouri
Bluegreen Wilderness Club at Big Cedar (2)(3)	Ridgedale, Missouri
The Cliffs at Long Creek (2)(3)	Ridgedale, Missouri
BG Club 36 (2)	Las Vegas, Nevada
Bluegreen at Atlantic Palace (2)	Atlantic City, New Jersey
The Suites at Hershey (2)	Hershey, Pennsylvania
The Lodge Alley Inn (2)	Charleston, South Carolina
Carolina Grande (2)	Myrtle Beach, South Carolina
Harbour Lights (2)	Myrtle Beach, South Carolina
SeaGlass Tower (2)	Myrtle Beach, South Carolina
Shore Crest Vacation Villas I & II (2)	North Myrtle Beach, South Carolina
MountainLoft (2)	Gatlinburg, Tennessee
Laurel Crest (2)	Pigeon Forge, Tennessee
Shenandoah Crossing (2)	Gordonsville, Virginia
Bluegreen Wilderness Traveler at Shenandoah (2)	Gordonsville, Virginia
BG Patrick Henry Square (2)	Williamsburg, Virginia
Bluegreen Odyssey Dells (2)	Wisconsin Dells, Wisconsin
Christmas Mountain Village (2)	Wisconsin Dells, Wisconsin
La Cabana Beach and Racquet Club (4)	Oranjestad, Aruba

Club Associate Resorts (1)
Paradise Isle Resort	Gulf Shores, Alabama
Shoreline Towers Resort	Gulf Shores, Alabama
Cibola Vista Resort and Spa (2)(5)	Peoria, Arizona
Blue Water Resort at Cable Beach (2)(5)	Cable Beach, Nassau, Bahamas
Via Roma Beach Resort (2)	Bradenton Beach, Florida
Dolphin Beach Club (2)	Daytona Beach Shores, Florida
Fantasy Island Resort II (2)	Daytona Beach Shores, Florida
Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
Tropical Sands Resort	Fort Myers Beach, Florida
Windward Passage Resort	Fort Myers Beach, Florida
Gulfstream Manor (2)	Gulfstream, Florida

Bluegreen

Resort Sixty-Six (2)	Holmes Beach, Florida
Outrigger Beach Club (2)	Ormond Beach, Florida
Landmark Holiday Beach Resort	Panama City Beach, Florida
Ocean Towers Beach Club	Panama City Beach, Florida
Panama City Resort & Club	Panama City Beach, Florida
Surfrider Beach Club	Sanibel Island, Florida
Petit Crest Villas at Big Canoe	Marble Hill, Georgia
Studio Homes at Ellis Square (2)(5)	Savannah, Georgia
Pono Kai Resort (2)	Kapaa (Kauai), Hawaii
The Breakers Resort (2)(5)	Dennis Port, Massachusetts
The Soundings Seaside Resort (2)(5)	Dennis Port, Massachusetts
Lake Condominiums at Big Sky	Big Sky, Montana
South Mountain Resort (2)(5)	Lincoln, New Hampshire
Foxrun Townhouses	Lake Lure, North Carolina
Sandcastle Village II	New Bern, North Carolina
Waterwood Townhouses	New Bern, North Carolina
Players Club	Hilton Head Island, South Carolina
Parkside Williamsburg Resort(2)(5)	Williamsburg, Virginia
Manhattan Club(5)	New York City, New York

(1)	References to “Club Resorts” refer to resorts where we developed or acquired a significant number of VOIs associated with the resorts, even if substantially all of the VOIs in the property have been sold to consumers. References to “Club Associate Resorts” refer to resorts within the Bluegreen Vacation Club where we did not acquire or develop a significant number of the VOIs associated with the resorts. Additionally, “Club Associate Resorts” include resorts developed by third-parties where we have sold VOIs on their behalf in connection with our fee-based service business.
(2)	This resort is managed by Bluegreen Resorts Management, Inc., one of our wholly-owned subsidiaries.
(3)	This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture with Big Cedar, LLC. We own a 51% interest in this joint venture, and the joint venture’s results of operations, cash flows and financial position are included in our consolidated financial statements.
(4)	This resort is managed by Casa Grande Cooperative Association I, which has contracted with Bluegreen Resorts Management, Inc. to provide management consulting services to the resort.
(5)	This resort is a Club Associate Resort as a result of our sales of VOIs in the resort as part of our fee-based services business.

Throughout this Annual Report on Form 10-K, “estimated remaining life-of-project sales” assumes the aggregate sales of the existing, currently under construction or development, and planned VOIs at retail prices prevailing at December 31, 2011. “Bluegreen Resorts operating profit” is operating profit of our Bluegreen Resorts business prior to the allocation of corporate overhead, interest income, other income and expense items, interest expense, non-controlling interests, provision for income taxes, discontinued operations, and restructuring charges.

During 2011, we continued to expand our fee-based service business. We believe that we can leverage our expertise in sales and marketing, mortgage servicing, resort management, title services and construction management by offering these services to third-party timeshare developers and property owners’ associations. Our fee-based services business has generated positive cash flows and typically requires less capital investment than our traditional vacation ownership business.

Since our inception, we have generated approximately 379,000 VOI sales transactions, which include over 18,000 VOI sales transactions on behalf of third-parties. Bluegreen Resorts’ estimated remaining life-of-project sales of Bluegreen-owned inventory at December 31, 2011 were approximately $2.8 billion, including approximately $1.0 billion which relates to fully developed inventory. For the year ended December 31, 2011, Bluegreen Resorts recognized system-wide sales and operating profit of $303.2 million and $81.0 million, respectively.

We also offer a sampler program that allows purchasers of this product to enjoy substantially the same accommodations offered to Bluegreen Vacation Club members during a trial period, which is generally one or two years. We believe that we benefit from the sampler program as it gives us an opportunity to market our VOIs to customers when they use their trial memberships at our resorts and to recapture a portion of the costs incurred in connection with the initial marketing to prospective customers.

Bluegreen

In addition to the sampler program described above, we use a variety of methods to attract prospective purchasers of VOIs, including marketing of mini-vacations either through face-to-face contact at retail and leisure locations or through telemarketing campaigns and marketing to current owners of VOIs.

Purchasers of VOIs are required to make a down payment of at least 10% of the VOI sales price and, subject to meeting eligibility requirements, may finance the balance of the sales price over a period of up to ten years. As part of our continued efforts to improve our operating cash flows, beginning in 2009, we began incentivizing our sales associates to encourage cash sales, and we promoted a point-of-sale credit card program with a third party bank. As a result, we have increased both the percentage of our sales that are 100% cash and our average down payment on financed sales. Including down payments received on financed sales, 58% of our sales during the year ended December 31, 2011 were paid in cash within approximately 30 days from the contract date.

Due to a significant reduction of liquidity in the receivable-backed credit markets commencing in the fourth quarter of 2008 and our continued desire to manage efficiencies in our timeshare marketing costs, we purposely and significantly reduced our sales volumes in the fourth quarter of 2008. Since that time, we have adjusted, and intend to continue to adjust, our sales volumes based on available liquidity in the receivable credit markets, the success of our efforts to increase the amount of cash paid at or shortly after the time that sales contracts are entered into and our ability to achieve desired levels of marketing efficiencies.

As of December 31, 2011, our VOI receivables portfolio totaled approximately $613.8 million in principal amount.

To maintain liquidity associated with our VOI receivables, we have historically had credit facilities pursuant to which we pledged or sold our consumer notes receivable. From time to time, we also engage in private placement securitization transactions and similar arrangements to pay down all or a portion of our note receivable credit facilities. We continue to actively pursue additional credit facility capacity, capital markets transactions and alternative financing solutions.

Industry Overview

The Market. The resorts component of the leisure industry is serviced primarily by two separate alternatives for overnight accommodations: commercial lodging establishments and vacation ownership resorts. Commercial lodging consists principally of hotels and motels in which a room is rented on a nightly, weekly or monthly basis, or rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment can be expensive, and the space provided to such vacationers by these establishments relative to the cost is often not economical. In addition, room rates at commercial lodging establishments are subject to change periodically and availability is often uncertain. We believe that vacation ownership presents an attractive vacation alternative to commercial lodging.

Vacation ownership interests were first introduced in Europe in the mid 1960s. Historically, the vacation ownership industry was highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. We believe that one of the most significant factors contributing to the historic growth of the vacation ownership industry was the entry into the market of some of the world’s major lodging, hospitality and entertainment companies, such as Marriott Vacations Worldwide Corp., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc., and Wyndham Worldwide Corporation. Although vacation ownership operations currently comprise only a portion of some of these companies’ overall operations, we believe that their involvement in the vacation ownership industry has enhanced the industry’s image with the general public.

Our Bluegreen Vacation Club resorts are primarily “drive-to” resort destinations. We believe that most of our VOI owners live within a 300 mile drive of at least one of our resorts. We believe that, in general, Americans desire to take family vacations and that the Bluegreen Vacation Club is positioned to benefit from consumer demand for family vacations. However, economic conditions may have an adverse effect on the demand for vacations and our operations.

The Consumer. According to information compiled by various sources, we believe our typical customer to be married and between 45-55 years of age, with a median household income of approximately $80,000.

VOI Ownership. The purchase of a fixed-week VOI typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as a tenant-in-common with other buyers of interests in the property. We believe this traditional vacation ownership product lacks the flexibility provided to owners of a points-based vacation ownership product, and hence, since January 2004, we have only sold points-based VOIs.

Bluegreen

Under a points-based system, such as the Bluegreen Vacation Club, the members purchase a real estate interest in a specific VOI resort, which is held in trust on the member’s behalf and provides the member with an annual or biennial allotment of points that can be redeemed for occupancy rights at participating resorts. We believe that compared to other vacation ownership arrangements, the points-based system offers members greater flexibility in planning their vacations. Members can stay for varying lengths of time on vacations for as little as two nights or as many nights as their points will allow on any one vacation. The number of points required for a stay at a resort varies depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations among available resorts according to their schedules, space needs, and available points. Members’ unused points may be saved for one year beyond the year they were allotted for a fee, subject to certain usage restrictions. Members also may “borrow” points from the next year’s allotment, subject to certain restrictions and pre-payment of the owner’s next year of maintenance fees.

The owners of VOIs collectively manage the resort property through a nonprofit property owners’ association that is governed by a board of directors or trustees, consisting of representatives of the developer (so long as the developer owns VOIs in the resort or as otherwise provided by law) and owners of VOIs at the resort. The board of directors hires a management company to which it delegates many of the rights and responsibilities of the property owners’ association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance.

Each VOI owner is required to pay a share of all of the costs of maintaining all of the properties in the Bluegreen Vacation Club system. These charges generally consist of an annual maintenance fee plus applicable real estate taxes and special assessments, which are assessed on an as-needed basis. If the VOI owner does not pay such charges, such owner’s use rights in the Bluegreen Vacation Club may be suspended and the homeowners’ association may foreclose on the owner’s VOI, subject to the lender’s first mortgage lien on the VOI, if any.

Participation in Independent VOI Exchange Networks. We believe that our VOIs are made more attractive by our affiliation with an international VOI exchange network such as RCI. A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at over 4,000 participating resorts, based upon availability and the payment of a variable exchange fee. RCI’s participating resorts are located throughout the world in over 100 countries. In 2011, approximately 6% of our owners utilized the RCI exchange network for an exchange of two or more nights. Additionally, certain Bluegreen Vacation Club members may use their points for a variety of hotel stays, RV site stays within the “Coast to Coast” network, or various cruise vacations.

We also have a joint venture with Shell called Select Connections™. This venture currently gives Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after July 1, 2007 access to 23 Shell resorts. The Select Connections™ joint venture also provides members of Shell access to Bluegreen Vacation Club resorts.

No assurance can be given that our resorts will continue to participate in the RCI or Select Connections™ exchange networks, or that our customers will continue to be satisfied with these networks. Our failure or the failure of any of our resorts to participate in qualified exchange networks, or the failure of such networks to operate effectively could have a material adverse effect on us.

Fee-Based Services. Since 2009, we have focused on expanding our fee-based service business. We believe that we can leverage our expertise in sales and marketing, mortgage servicing, resort management, title services, and construction management by offering these services to third-party timeshare developers and property owners’ associations. Our fee-based services business typically generates positive cash flows and requires less capital investment than our traditional vacation ownership sales and marketing business. Our goal is for fee-based services to become an increasing portion of our business over time.

In July 2009, we began offering fee-based sales and marketing services to third-party developers by selling VOIs in their resorts as Bluegreen Vacation Club interests through our distribution network of sales offices. We seek to structure our fee for these services to cover our selling and marketing costs, plus a profit. Funds generated from the sales of the third-party VOIs are processed through our title company, which is a wholly-owned subsidiary that earns title fees in connection with the closing of the VOI transactions. Because the completed VOI was built by a third-party, we are not at risk for the development financing of these projects and we have little to no capital requirements.

Additionally, in exchange for fees, we provide management services to the Bluegreen Vacation Club and to certain property owners’ associations of the Club Resorts and Club Associate Resorts. In connection with the management services provided to the Bluegreen Vacation Club, we manage the club reservation system and provide owner services as well as billing and collections services. In connection with our management of property owners’ associations, we provide day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of December 31, 2011, we provided management services to 45 timeshare resort properties and hotels.

We also generate fee-based income by providing construction consulting services (where we manage the development of VOI inventory for third-parties) and mortgage servicing of the VOI notes originated from the sales of third-party VOIs.

Bluegreen

Products and Services

Bluegreen Vacation Club members may use their points to stay in any of the Club Resorts or Club Associate Resorts. We consider a resort to be a Club Resort if we acquired or developed a significant number of VOIs in the resort, even if substantially all of the VOIs in the property have been sold to consumers.

A Club Associate Resort is a resort developed by a third-party, in which Bluegreen may have acquired timeshare interests for resale or in which Bluegreen has sold VOIs on behalf of a third-party in connection with our fee-based services sales and marketing business. Only a portion of each Club Associate Resort’s total timeshare interests is included in the Bluegreen Vacation Club and available for use by its members.

Units at most of the Bluegreen Vacation Club properties typically include a full kitchen, two televisions, a DVD and a CD player, laundry facilities and full size bath. Many properties offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. We manage all of the Club Resorts, either directly or through a subcontract, and we manage certain of the Club Associate Resorts.

Club Resorts

Below is a description of each of the Club Resorts. Certain of the amenities described below for these resorts are separately owned and operated, and may require guests to pay separate fees.

Daytona SeaBreeze — Daytona Beach Shores, Florida. This 80-unit, oceanfront resort is located on the “World’s Most Famous Beach.” Amenities include private ocean-front balconies, a heated outdoor swimming pool, a children’s pool, a hot tub, a fitness center, a barbeque grill area and a game room. The resort is located near the world-famous Daytona International Speedway and DAYTONA USA®.

The Hammocks at Marathon — Marathon, Florida. The Hammocks at Marathon is located in the Florida Keys within easy reach of both Miami and Key West, Florida. This 58-unit waterfront resort offers such amenities as a pool, boat slips, an outside tiki bar and a variety of water sport recreational vehicle rentals.

The Fountains — Orlando, Florida. This 54-acre resort is located on a lake and is minutes away from Central Florida’s family attractions, including Walt Disney World®, SeaWorld® and Universal Studios Florida®. Amenities include a clubhouse with a heated indoor/outdoor swimming pool, a pool bar, a massage room, steam and sauna rooms, a family activity room, a tennis court, a basketball court, and a resort style pool facility, as well as an on-site Domino’s Pizza® and a Benihana restaurant.

Orlando’s Sunshine Resort — Orlando, Florida. Orlando’s Sunshine Resort is located near Wet’n’Wild® water park and Universal Studios Florida®. This 90-unit property features an outdoor swimming pool, a hot tub and tennis courts.

Casa del Mar Beach Resort — Ormond Beach, Florida. Casa del Mar is a 43-unit resort located directly on the ocean and includes an outdoor pool and miniature golf. In nearby Daytona Beach, guests can drive on the beach or visit the Daytona International Speedway.

Grande Villas at World Golf Village — St. Augustine, Florida. Grande Villas is located approximately 30 minutes away from the Atlantic Ocean and next to the World Golf Hall of Fame®. This resort features an extensive array of amenities, including a golf courses, swimming pools, a hot tub, a sauna and a playground. The resort includes 152 units.

Solara Surfside — Surfside, Florida. This 58-unit oceanfront resort is located in Surfside, Florida, near Miami Beach. Solara Surfside captures the art deco style of its surrounding area and features one- and two-bedroom vacation units, a swimming pool, a sun deck and a hot tub.

Bluegreen Club La Pension — New Orleans, Louisiana. This 64-unit resort is located in the French Quarter, just a few blocks from the Mississippi River. Many of the units feature balconies overlooking the French Quarter. The rooftop offers two sundecks with hot tubs and views of the French Quarter, river, and city.

Mountain Run at Boyne — Boyne Falls, Michigan. Boyne Mountain is known for skiing, snowboarding and tubing on more than 50 runs with convenient lift and trail systems. In the summer, Boyne Mountain offers golf on nearby world-class courses designed by some of the game’s masters, including Robert Trent Jones, Arthur Hills, Donald Ross and others. Mountain Run has 104 units.

Bluegreen

The Falls Village — Branson, Missouri. The Falls Village is located near the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars.

Paradise Point Resort — Hollister, Missouri. Paradise Point, which currently has 36 units, is situated on Table Rock Lake. It offers studio units, executive 1-bedroom villas and spacious 2-bedroom villas. On-site amenities include a fitness center and an outdoor swimming pool.

Bluegreen Wilderness Club at Big Cedar — Ridgedale, Missouri. The Bluegreen Wilderness Club at Big Cedar is a wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. This vacation ownership resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture between Big Cedar, LLC and us, in which we own a 51% interest. The resort is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two-bedroom cabins or one- and two-bedroom lodge villas enjoy fireplaces, private balconies and full kitchens. Amenities include, or are expected to include, indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, a campfire area, a beach and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including a marina, horseback riding, tennis courts and a spa.

The Cliffs at Long Creek — Ridgedale, Missouri. The Cliffs at Long Creek currently features 29 patio homes that overlook Table Rock Lake. These two- level, five-bedroom homes feature two master bedrooms, whirlpool bath, walk-in closet, a media room, billiards table, gourmet kitchen, covered porch, and a 2-car garage.

BG Club 36 — Las Vegas, Nevada. This 478 unit resort is located just off the Las Vegas Strip and features various amenities, including an indoor pool, outdoor sundeck, fitness center and two on-site restaurants. BG Club 36 features both one- and two-bedroom villas with Parisian Art Deco décor.

Bluegreen at Atlantic Palace — Atlantic City, New Jersey. This 31-story, 288-unit resort is situated on the Atlantic Ocean and the Atlantic City Boardwalk and features an outdoor pool, hot tub, game room, exercise room, steam room and sauna.

The Suites at Hershey — Hershey, Pennsylvania. This 79-unit resort is located near HersheyPark® and Hershey’s® Chocolate World. Amenities include an outdoor swimming pool, a hot tub, a playground, a picnic area with barbeque grills, a game room, a fitness center and indoor basketball courts.

The Lodge Alley Inn — Charleston, South Carolina. Located in Charleston’s historic district, The Lodge Alley Inn includes one- and two-bedroom suites, many furnished with an equipped kitchen, a living room with a fireplace, a dining room, a whirlpool bath, pine wood floors and 18th century-style furniture reproductions. This 90-unit resort, which features an on-site restaurant, is within walking distance of many of Charleston’s historical sites, open-air markets and art galleries.

Carolina Grande — Myrtle Beach, South Carolina. This 118-unit, 20-story tower is located across the street from the beach and through arrangement with The Carolinian Beach Resort, guests enjoy an accessible breezeway directly to the beach and other amenities, including indoor and outdoor swimming pools, hot tubs, full kitchens, washers and dryers, and views of the ocean and city. The resort is located near NASCAR® SpeedPark, Broadway at the BeachSM (a 350-acre complex featuring numerous specialty shops, restaurants, attractions and nightclubs), Myrtle Waves Water Park, Carolina Opry, Dixie Stampede and the Myrtle Beach Convention Center.

Harbour Lights — Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf courses and restaurants. The resort’s activities center overlooks the Intracoastal Waterway.

SeaGlass Tower — Myrtle Beach, South Carolina. The SeaGlass Tower is a 19-story, 144-unit mirrored tower located directly on the beach in Myrtle Beach. Amenities include, among others, balconies, fully equipped kitchens, whirlpool baths, an indoor and two outdoor swimming pools, a hot tub, and two saunas. SeaGlass Tower is located near Broadway at the BeachSM and the Myrtle Beach Convention Center.

Shore Crest Vacation Villas I & II — North Myrtle Beach, South Carolina. Shore Crest Vacation Villas, consisting of two multi-storied towers and 240 units, is located on the beach in the Windy Hill section of North Myrtle Beach, a mile from Barefoot Landing, which features numerous restaurants, theaters, shops and outlet stores.

Bluegreen

MountainLoft — Gatlinburg, Tennessee. MountainLoft is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit has private balconies.

Laurel Crest — Pigeon Forge, Tennessee. Laurel Crest is located in close proximity to the Great Smoky Mountains National Park and the Dollywood theme park. In addition, visitors to Pigeon Forge can enjoy over 200 factory outlet stores and music shows featuring renowned country music stars as well as partake in a variety of outdoor activities, such as horseback riding, trout fishing, boating, golfing and white water rafting.

Shenandoah Crossing — Gordonsville, Virginia. Shenandoah Crossing, which currently includes 262 units, features an 18-hole golf course, indoor and outdoor swimming pools, tennis courts, horseback riding trails and a lake for fishing and boating.

Bluegreen Wilderness Traveler at Shenandoah — Gordonsville, Virginia. This property is located adjacent to our existing Shenandoah Crossing resort. Wilderness Traveler at Shenandoah provides Bluegreen Vacation Club members with a high quality vacation experience in the “great outdoors”. Accommodations consist of cabins, luxury campsites for recreational vehicles and fully furnished climate-controlled platform tents, as well as outdoor-themed amenities and programs.

BG Patrick Henry Square — Williamsburg, Virginia. This 72-unit resort is located only 1/2 a block from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchen and colonial-inspired décor. Nearby attractions include Busch Gardens® Williamsburg, and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

Bluegreen Odyssey Dells — Wisconsin Dells, Wisconsin. This seven acre resort is located adjacent to the 156-acre Mt. Olympus Resort Water and Theme Park.

Christmas Mountain Village — Wisconsin Dells, Wisconsin. Christmas Mountain Village offers a 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools.

La Cabana Beach & Racquet Club — Oranjestad, Aruba. La Cabana Beach & Racquet Club is a 449-suite oceanfront resort that offers one-, two-, and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include racquetball, squash, two swimming pools and private beach cabanas.

The following tables describe the relative size, and stage of development of, as well as the amount and the estimated sales value of our remaining unsold inventory at, each of our Club Resorts as of December 31, 2011. Although all inventory is sold as VOIs, we disclose the size and inventory information in terms of number of vacation homes for ease of comparability between our resorts and those of other companies in our industry. “Vacation homes” are individual lodging units (e.g., condominium-style apartments, town homes, cabins, yurts, luxury campsites, etc.).

Resort	Daytona SeaBreeze	The Hammocks at Marathon	The Fountains	Orlando’s Sunshine Resort	Casa del Mar Beach Resort
Location	Daytona Beach Shores, FL	Marathon, FL	Orlando, FL	Orlando, FL	Ormond Beach, FL

Year acquired (1)	2005	2003	2003	1997	2003
Number of vacation homes completed	80	58	571	90	43
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	175	—	—
Total current and future vacation homes	80	58	746	90	43
Percentage of total current and future vacation homes sold	79%	85%	62%	84%	71%
Estimated remaining life-of-project sales (in millions) (4)	$11.8	$12.3	$422.1	$16.9	$10.5

Resort	Grande Villas at World Golf Village	Solara Surfside Resort	Bluegreen Club La Pension	Mountain Run at Boyne	The Falls Village
	St. Augustine,	Surfside,	New Orleans,	Boyne Falls,	Branson,
Location	FL	FL	LA	MI	MO
Year acquired (1)	2003	2001	2008	2002	1997
Number of vacation homes completed	152	58	64	104	164
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	—	—	111
Total current and future vacation homes	152	58	64	104	275
Percentage of total current and future vacation homes sold (3)	89%	64%	67%	68%	54%
Estimated remaining life-of-project sales (in millions) (4)	$16.6	$14.7	$18.3	$21.9	$79.4

Resort	Paradise Point Resort	Bluegreen Wilderness Club at Big Cedar	Bluegreen Wilderness Club at Long Creek Ranch	BG Club 36	Bluegreen at Atlantic Palace
Location	Hollister, MO	Ridgedale, MO	Ridgedale, MO	Las Vegas, NV	Atlantic City, NJ
Year acquired (1)	2010	2000	2007	2006	2008
Number of vacation homes completed	36	312	29	478	288
Number of vacation homes under construction	24	—	—	—	—
Number of future vacation homes (2)	168	12	160	—	—
Total current and future vacation homes	228	324	189	478	288
Percentage of total current and future vacation homes sold (3)	9%	80%	15%	49%	92%
Estimated remaining life-of-project sales (in millions) (4)	$298.1	$30.0	$363.6	$244.0	$19.0

Bluegreen

Resort	The Suites at Hershey	The Lodge Alley Inn	Carolina Grande	Harbour Lights	Seaglass Tower
Location	Hershey, PA	Charleston, SC	Myrtle Beach, SC	Myrtle Beach, SC	Myrtle Beach, SC

Year acquired (1)	2004	1998	2005	1997	2005
Number of vacation homes completed	79	90	118	240	144
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	—	78	—
Total current and future vacation homes	79	90	118	318	144
Percentage of total current and future vacation homes sold (3)	75%	93%	93%	67%	82%
Estimated remaining life-of-project sales (in millions) (4)	$19.6	$5.4	$6.9	$72.8	$17.7

Bluegreen

Resort	Shore Crest Vacation Villas	Mountain Loft	Laurel Crest	Shenandoah Crossing	Bluegreen Wilderness Traveler at Shenandoah
Location	Myrtle Beach, SC	Gatlinburg, TN	Pigeon Forge, TN	Gordonsville, VA	Gordonsville, VA

Year acquired (1)	1996	1994	1995	1997	2007
Number of vacation homes completed	240	284	152	262	122
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	190	50	—	86
Total current and future vacation homes	240	474	202	262	208
Percentage of total current and future vacation homes sold (3)	93%	53%	56%	95%	55%
Estimated remaining life-of-project sales (in millions) (4)	$15.6	$214.0	$83.0	$10.2	$104.6

Resort	BG Patrick Henry Square	Bluegreen Odyssey Dells	Christmas Mountain Village	La Cabana Beach and Raquet Club
Location	Williamsburg, VA	Wisconsin Dells, WI	Wisconsin Dells, WI	Oranjestad, Aruba
Year acquired (1)	2006	2006	1997	1997
Number of vacation homes completed	72	86	309	449
Number of vacation homes under construction	—	—	—	—
Number of future vacation homes (2)	400	76	—	—
Total current and future vacation homes	472	162	309	449
Percentage of total current and future vacation homes sold (3)	6%	32%	93%	98%
Estimated remaining life-of-project sales (in millions)	$613.0	$159.9	$17.1	$8.6

(1)	Year that we first acquired the land to develop the resort or the year we first acquired existing VOIs at the resort, as applicable.
(2)	Number of vacation homes that can be developed at the resort in the future, although we may not have the resources to or may otherwise decide not to, commence or complete the development of any future vacation homes. In addition, any such vacation homes developed in the future may not be sold at favorable prices or at all.
(3)	Represents the portion of each resort that has been sold as of December 31, 2011, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development and may include VOIs that were sold and then reacquired through equity trade, receivable default or otherwise.
(4)	Estimated remaining life-of-project sales as of December 31, 2011, including both built and potential future units. These tables exclude VOI inventory that we own at several Club Associate Resorts and projected VOIs at new resort projects not yet started.

Club Associate Resorts

Below is a description of each of the Club Associate Resorts. Certain of the amenities described below for these resorts are separately owned and operated, and may require guests to pay separate fees.

Paradise Isle Resort — Gulf Shores, Alabama. This resort is located in Gulf Shores, across the street from the beach and the Gulf of Mexico. Amenities include private oceanfront balconies, an outdoor swimming pool, a children’s pool and a barbeque grill area.

Shoreline Towers — Gulf Shores, Alabama. Shoreline Towers is located on the beach in Gulf Shores, overlooking the Gulf of Mexico. This beachfront resort features two- and three-bedroom suites and offers amenities such as a pool, private balconies, biking and nearby tennis facilities.

Dolphin Beach Club — Daytona Beach, Florida. The Dolphin Beach Club is located in Daytona Beach overlooking the beach and the Atlantic Ocean. This resort features contemporary white furnishings, a tropical décor, private beachfront balconies and a heated outdoor swimming pool. Guests can enjoy numerous nearby golf courses or visit Daytona International Speedway.

Bluegreen

Gulfstream Manor — Delray Beach, Florida. The Gulfstream Manor is located just south of Palm Beach, near shops, galleries, fine dining and boutiques. The beachfront resort features views of the ocean or courtyard and offers an intimate, small resort experience.

Mariner’s Boathouse & Beach Resort — Fort Myers Beach, Florida. Mariner’s Boathouse & Beach Resort is located on the seven-mile long island of Fort Myers Beach, alongside the beaches of the Gulf of Mexico. The beachfront villas are uniquely designed to resemble a first-class yacht, and each features a private, screened-in balcony or porch.

Tropical Sands Resort — Fort Myers Beach, Florida. Located on the seven-mile long island of Fort Myers Beach, the Tropical Sands Resort is centered around a sun deck and palm-filled courtyard. Resort amenities include an outdoor heated pool, concierge and a barbecue grill area.

Windward Passage Resort — Fort Myers Beach, Florida. This resort is located in the heart of Fort Myers Beach. Just steps away from the beach, the resort features one- and two-bedroom suites and an outdoor heated swimming pool, hot tub, tennis, basketball, volleyball, an on-site playground and a poolside bar.

Landmark Holiday Beach Resort — Panama City Beach, Florida. The Landmark Holiday Beach Resort is located on Panama City Beach. The resort features a hot tub, sauna, an indoor heated pool, barbecue grill and oceanfront private balconies.

Ocean Towers Beach Club — Panama City Beach, Florida. Located on the Miracle Strip, Ocean Towers Beach Club offers one- and two-bedroom oceanfront suites. The resort’s units feature private balconies or porches, full kitchens and washer/dryers. Other amenities include an exercise room and outdoor heated pool, and nearby tennis and golf are available.

Panama City Resort & Club — Panama City Beach, Florida. The Panama City Resort & Club is located on Panama City Beach overlooking the Gulf of Mexico. Amenities include private balconies, an outdoor heated pool, a year-round hot tub, and nearby jet skiing, windsurfing, parasailing, and golf.

Surfsider Beach Club — Sanibel Island, Florida. This resort is located along the beach on Sanibel Island. The resort features one- and two-bedroom suites and amenities such as an outdoor heated swimming pool, hot tub, tennis, fishing and biking.

Fantasy Island Resort II — Daytona Beach, Florida. This resort is situated on Daytona Beach and features units either facing or with views of the ocean. Amenities include an outdoor heated swimming pool, hot tub and two dry saunas.

Resort Sixty-Six — Holmes Beach, Florida. The resort is located on Anna Maria Island which stretches for seven miles and overlooks the Gulf of Mexico. The units at Resort Sixty-Six either overlook the courtyard, or offer views of the Gulf. Resort amenities include an outdoor heated swimming pool, hot tub and a barbecue grill area.

Outrigger Beach Club — Ormond Beach, Florida. Steps away from the beach and minutes from Daytona Beach, the Outrigger Beach Club’s boomerang shape allows all of the resort’s units to face the Atlantic Ocean. The resort features an outdoor heated swimming pool, children’s swimming pool, poolside grills and hot tub overlooking the beach and ocean.

Via Roma Beach Resort — Bradenton Beach, Florida. A beachfront enclave, Via Roma Beach Resort is located on Bradenton Beach. Featuring one- and two-bedroom suites, this beachfront resort offers such amenities as a heated outdoor swimming pool, hot tub and barbecue grill area.

Petit Crest Villas at Big Canoe — Big Canoe, Georgia. The resort is located at Big Canoe in the foothills of the North Georgia Appalachians and an hour north of Atlanta with nearby activities such as fishing, boating, golfing and tennis. Petit Crest Villas’ units feature a balcony or porch, full kitchen, fireplace, washer and dryer.

Pono Kai Resort — Kapaa (Kauai), Hawaii. This 13-acre oceanfront resort is located on Kauai’s Coconut Coast. Surrounded by palms and the Pacific, the Pono Kai Resort is close to the beaches and features tennis courts, local arts and crafts vendors, concierge and a hospitality suite.

Lake Condominiums at Big Sky — Big Sky, Montana. Lake Condominiums at Big Sky is located at the foot of Lore Mountain overlooking Lake Levinsky. Day trips may be made to Yellowstone National Park and an overnight trip may be made to Grand Teton National Park. The resort features amenities such as a year-round heated outdoor swimming pool, two large hot tubs and nearby skiing.

Foxrun Townhouses — Lake Lure, North Carolina. Located on Lake Lure at the foot of the Blue Ridge Mountains, Foxrun Townhouses offers two-bedroom units with activities, including golf, fishing, skiing in the winter and water sports in the spring, summer and fall.

Bluegreen

Sandcastle Village II — New Bern, North Carolina. New Bern is located at the intersection of the Trent and Neuse Rivers. Guests can enjoy nearby sailing, boating and water sports, as well as the antique shops in the historic downtown area. The unique and spacious pedestal-style townhomes feature full kitchens, washers and dryers, and fireplaces.

Waterwood Townhouses — New Bern, North Carolina. Secluded in a remote area near historical Tyron Palace, the Waterwood Townhouses is perfect for sports, outdoor and nature enthusiasts. This lakefront resort offers two-bedroom suites and an on-site marina, tennis courts, miniature golf and indoor and outdoor pools.

Players Club — Hilton Head Island, South Carolina. Players Club is located on Hilton Head Island, which is famous for its striking natural beauty, expansive beaches and world-class golf and tennis. This resort features 28 lighted tennis courts and one of the finest health clubs on the island.

Club Associate Resorts Related to our Fee-Based Service Business

The following are Club Associate Resorts, where in connection with our fee-based service sales and marketing business, we sell third-party developers’ VOIs as Bluegreen Vacation Club interests. Certain of the amenities described below for these resorts are separately owned and operated, and may require guests to pay separate fees.

Cibola Vista Resort and Spa — Peoria, Arizona. Located between Lake Pleasant and Phoenix, this resort offers two outdoor pools and water slides, workout facilities, studios, and one- and two- bedroom suites with kitchens, fireplaces, and Western decor.

Blue Water Resort at Cable Beach — Cable Beach, Nassau, Bahamas. This oceanfront resort, located on the white sands of Cable Beach in the Nassau suburbs, offers three-bedroom suites and an outdoor pool.

The Studio Homes at Ellis Square — Savannah, Georgia. This 28-unit resort is centrally located in historic downtown Savannah. Accommodations include one- and two-bedroom suites with fully-equipped designer kitchens.

The Breakers Resort — Dennis Port, Massachusetts. This 52-unit resort is located on the beautiful sandy beaches of Nantucket Sound in Cape Cod. This resort offers studio, one- and two-bedroom units and an outdoor heated pool.

The Soundings Seaside Resort — Dennis Port, Massachusetts. This 89-unit resort is centrally located on Nantucket Sound in Cape Cod. This resort has studio, one- and two-bedroom units as well as hotel efficiencies. Many of the rooms offer unobstructed views of the Nantucket Sound. The property offers a variety of amenities from the oceanfront outdoor pool and heated indoor pool to an outdoor putting green and a private stretch of beach.

South Mountain Resort — Lincoln, New Hampshire. This 69-unit resort features year-round activities and offers many on-site amenities, and is a short drive to three separate ski mountains, hiking and biking trails, and many shops and restaurants.

The Manhattan Club — New York City, New York. This resort is located in the heart of New York City and is within walking distance to some of the city’s finest attractions, bars, restaurants, nightclubs and theaters. Suites feature high-end furnishings, kitchenettes, marble baths and pillow-top mattresses as well as flat screen TVs, Bose radios and Wi-Fi Internet access.

Parkside Williamsburg Resort — Williamsburg, Virginia. This 35-unit resort is located only blocks away from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchens and colonial-inspired décor. Nearby attractions include Busch Gardens® Williamsburg and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

Exchange Networks

As described above, in addition to our Club Resorts and Club Associate Resorts, Bluegreen Vacation Club members also have access to participating resorts in the RCI exchange network and, with respect to those members who acquired or upgraded their VOIs on or after July 1, 2007, Shell resorts through Select Connections™.

Bluegreen

Future Resorts and Acquisition of Additional Inventory

We believe that we currently have adequate timeshare inventory to satisfy our projected sales of VOIs for 2012 and a number of years thereafter. Accordingly, except in limited instances, such as VOI resorts to be developed through our Bluegreen/Big Cedar Joint Venture, we currently do not plan to acquire or significantly develop additional resort properties in the near term. However, if the opportunity to acquire a strategic property on favorable terms presents itself, we may decide to acquire or develop more inventory in the future. Further, we anticipate that we will continue to add additional resorts to the Bluegreen Vacation Club through our fee-based services business.

Marketing and Sale of Inventory

Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs, including selling discount vacation packages either face-to-face or through telemarketing efforts to consumers we meet in connection with various marketing alliances (as discussed in greater detail below), acquiring the right to market to prospective purchasers from third-party vendors, and referrals of prospective purchasers from existing VOI owners. Bluegreen Resorts sometimes provides hotel accommodations or accommodations in one of our resorts to prospective purchasers at reduced rates in exchange for their touring one of our resorts.

In addition to attracting new customers, we seek to sell VOIs to both the buyers of our sampler program upon their stays at our resorts and to our existing VOI owners (“owner sales”). Owner sales generally have lower marketing costs and typically result in relatively higher operating margins than sales generated through other marketing channels. During 2011, owner sales accounted for 57% of our system-wide sales.

In recent years, we have focused on increasing Bluegreen Resorts’ use of “permission” marketing and branding programs. “Permission” marketing methods involve obtaining the prospective purchasers’ permission, directly or indirectly, to contact them in the future regarding an offer to purchase a product or service. Branding involves forming alliances with third-party entities that possess what we believe to be a nationally or regionally known brand name, a good reputation and a customer base with similar demographic characteristics to our target market.

One of our wholly-owned subsidiaries has a joint venture arrangement with Big Cedar, LLC (“Big Cedar”), an affiliate of Bass Pro, Inc. (“Bass Pro”). Our subsidiary owns 51% of the limited liability company joint venture (the “Joint Venture”), and Big Cedar owns the remaining 49%. The Joint Venture develops, markets and sells VOIs at the Bluegreen Wilderness Club at Big Cedar, a wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. The Joint Venture also develops, markets, and sells timeshare interests in The Cliffs at Long Creek and, in October 2011, the Joint Venture began marketing and selling timeshare interests in its newest resort, Paradise Point Resort, also located in close proximity to the Big Cedar Resort. The Joint Venture pays Big Cedar a fee upon sales of certain timeshare interests for promotional, marketing and advertising services.

We have an exclusive marketing agreement with Bass Pro, which was recently extended through January 2025. Bass Pro is a privately-held retailer of fishing, marine, hunting, camping and sports gear. Pursuant to the agreement, we have the right to market VOIs at each of Bass Pro’s retail locations. As of December 31, 2011, we marketed VOIs in 55 of Bass Pro’s stores. Under the agreement, we also have the right to market VOIs in Bass Pro’s catalogs and on its web site, and we have access to Bass Pro’s customer lists. In exchange, we compensate Bass Pro based on the overall success of these marketing activities. The amount of compensation is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. No compensation is paid to Bass Pro on sales made by the Joint Venture of VOIs owned by the Joint Venture. In accordance with the agreement, we make an annual prepayment to Big Cedar by January of each year. The prepayment is an advance payment for anticipated commissions equal to 100% of the amount of commissions estimated to be generated during the upcoming year, as determined by us and Big Cedar, not to exceed $5.0 million. No additional commissions are paid to Big Cedar during any year, until the annual prepayment for that year has been fully earned. In 2011 and 2010, we incurred Bass Pro-related marketing expenses of approximately $3.9 million and $2.9 million, respectively.

Our sales offices are located adjacent to certain of our resorts and are staffed with sales representatives and sales managers, all of whom are our employees. We sponsor ongoing training for our personnel. During the year ended December 31, 2011, our selling and marketing expense was $135.6 million, or 45% of the system-wide sales of VOIs, net, of $302.7 million (including sales of VOIs on behalf of third parties).

It is our policy to require our sales staff to provide each VOI customer with a written disclosure statement regarding the VOI to be sold prior to the time the customer signs a purchase agreement. The purpose of this disclosure statement is to provide relevant information regarding VOI ownership at the resort and membership in the Bluegreen Vacation Club. Pursuant to our policies, the statement must be signed by every purchaser. After deciding to purchase a VOI, a

Bluegreen

purchaser enters into a purchase agreement and is required to pay us a deposit of at least 10% of the purchase price. Purchasers are entitled to cancel purchase agreements within required legal rescission periods after execution in accordance with statutory requirements. Substantially all VOI purchasers visit one of our sales offices prior to or at the time of purchasing.

Customer Financing

We offer financing of up to 90% of the purchase price of our VOIs to our VOI customers who meet certain FICO® score-based underwriting standards. The typical financing extended by us on a VOI during the year ended December 31, 2011 provided for a term of 10 years and a fixed interest rate. However, we also encourage purchasers to finance their purchase with a loan having a term of five or seven years by offering a lower interest rate. In connection with our VOI sales, we deliver the property deed to the trustee of the Bluegreen Vacation Club on behalf of the purchaser and secure repayment of the purchaser’s obligation by obtaining a mortgage on the purchaser’s real estate-based VOI.

In connection with our continued efforts to improve our cash flows from operations, we have in recent years realized higher down payments and a higher percentage of cash sales with our VOI customers compared to historical amounts. Including down payments received on financed sales, 58% of our sales for 2011 were received in cash within approximately 30 days from the date of contract.

See “Industry Overview — The Consumer” above for more information about the demographic profile of our typical customer. See “Sales of Receivables/Pledging of Receivables” below for information regarding our receivable financing activities.

Loan Underwriting

Prior to December 15, 2008, our VOI financing was not subject to any significant loan underwriting criteria and no FICO® score was obtained prior to extending credit. Instead, customer financing on sales of VOIs typically only required the following: (i) receipt of a minimum down payment of 10% of the purchase price; (ii) a note and mortgage (or deed of trust); and (iii) other closing documents by the purchaser and the Company.

Effective December 15, 2008, we implemented a FICO® score-based credit underwriting program. Following implementation, we no longer provided financing to customers with FICO® scores below 500 and new customers with FICO® scores between 500 and 599 were required to make a minimum cash down payment of 20%. Effective January 1, 2010, we further increased our credit underwriting standards such that we no longer provide financing to customers with FICO® scores below 575. For loans with an outstanding balance as of December 31, 2011 that were originated from December 15, 2008 through December 31, 2009, FICO® scores at the point of sale reflected a weighted average of 705. For loans with an outstanding balance as of December 31, 2011 that were originated from January 1, 2010 through December 31, 2011, FICO® scores at the point of sale reflected a weighted average of 716. Further information is set forth in the following table:

	Percentage of originated and serviced VOI receivables
FICO® Score	Loans originated December 15, 2008 - December 31, 2009	Loans originated January 1, 2010 - December 31, 2011
Below 575	5%	0%
Between 575 and 619	8%	8%
Between 620 and 700	33%	33%
Above 700	54%	59%

We encourage purchasers to make higher down payments and accept shorter loan period terms by offering lower interest rates. In addition, where permitted under applicable laws rules and regulations, buyers get a 1% discount in the interest rate by participating in our pre-authorized checking payment plan. As of December 31, 2011, approximately 88% of our serviced VOI notes receivable were on our pre-authorized payment plan.

Bluegreen

Effective November 1, 2008, we increased the interest rates charged on new loans. We believe that the weighted-average interest rate on our portfolio will increase over time, as the lower-interest rate older loans continue to amortize down. The weighted-average interest rate on our VOI notes receivable was as follows:

As of December 31,
2011		2010
Loans originated before November 1, 2008	Loans originated on or after November 1, 2008	Loans originated before November 1, 2008	Loans originated on or after November 1, 2008
14.99%	16.16%	15.02%	16.10%

Collection Policies

Financed sales of VOIs originated by us typically utilize a note and mortgage. Collection efforts related to the timeshare loans are managed by us and are handled by a staff of experienced collectors, assisted by a mortgage collection computer system. Our collectors are incentivized through a performance-based compensation program. Technological capabilities include, but are not limited to, automated lock box and clearing house processing. The goal of our collection policy is designed to minimize defaults and delinquencies and maximize cash flow, subject to limitations as may be imposed by lenders who hold security interests in such loans or by other note issuers who acquire such loans.

We generally make collection efforts to customers by mail and by telephone. Telephone contact generally commences when an account is as few as 10 days past due. At 30 days past due, a collection letter is sent to U.S. residents advising the customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies. At 60 days delinquent, we send a lockout letter to the customer advising that they cannot make any future reservations for lodging at a resort. If the delinquency continues, at 90 days past due, we stop the accrual of, and reverse previously accrued, but unpaid, interest on the note receivable and mail a “Notice of Intent to Cancel Membership,” which informs the customer that unless the delinquency is cured within 30 days, we will terminate the customer’s VOI ownership. If the customer fails to respond to the correspondence within the given timeframe, the loan will be defaulted and the customer’s VOI terminated. At approximately 120 days delinquent, we send a final letter by regular mail. In certain limited circumstances, the account may be reviewed by the collection manager to determine if additional correspondence should be sent offering repayment options. If the customer does not enter into a payment arrangement, then the customer’s VOI ownership is terminated. Thereafter, we seek to resell the VOI to a new purchaser. Historically, we have typically not sought to collect a deficiency on defaulted promissory notes.

Allowance for Loan Losses

Under timeshare accounting rules, we estimate uncollectibles based on historical uncollectibles for similar VOI notes receivable and do not consider the value of the underlying collateral. We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables. In estimating future credit losses, we do not use a single primary indicator of credit quality but instead evaluate our VOI notes based upon a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, as well as the FICO® scores of the borrower.

As a result of changes in our estimates related to the future performance of loans originated prior to our implementation of FICO® score-based credit underwriting standards in December 2008, during the years ended December 31, 2011 and 2010, we recorded $7.2 million and $21.2 million, respectively. Many of those loans were previously accounted for “off-balance-sheet.” We anticipate that our FICO® score-based credit underwriting standards on new loan originations which we implemented in December 2008 and enhanced during January 2010, together with higher levels of customer equity in the existing loan portfolio, will have a favorable impact on the performance of the portfolio over time, although this may not be the case.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable, typically soon after default and at little or no cost. The reacquired VOI is then resold in the normal course of business.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the performance of our notes receivable portfolio.

Bluegreen

Sales of Receivables/Pledging of Receivables

Our ability to sell or borrow against our VOI notes receivable has historically been a critical factor in fulfilling our liquidity requirements. The vacation ownership business generally involves making sales of a vacation product where a buyer is only required to pay a minimum of 10% to 20% of the purchase price up front, while at the same time selling, marketing and administrative expenses are primarily cash expenses. For the year ended December 31, 2011, these expenses approximated 51% of system-wide sales, net. Accordingly, having facilities for the sale or hypothecation of these vacation ownership receivables, along with periodic term securitization transactions, has been a critical factor to us in meeting our short- and long-term cash needs.

Our vacation ownership receivables purchase facilities and term securitizations typically utilize an owner’s trust structure whereby we sell receivables to a wholly-owned, special purpose finance entity which then sells the receivables to an owner’s trust, typically without recourse to us or our subsidiaries, except for breaches of certain representations and warranties at the time of sale. While in limited instances, such as the Legacy Securitization described below where we have entered into guarantees in connection with our vacation ownership receivables purchase facilities or term securitizations, historically, we have typically not entered into such guarantees. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase, and fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of our vacation ownership receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid and, if applicable, a specified overcollateralization ratio is achieved and a cash reserve account is fully funded. Our vacation ownership receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions we believe to be customary for these types of transactions. We have historically acted as servicer of the vacation ownership receivables we have sold under these purchase facilities for a fee.

Prior to January 1, 2010, a portion of our revenues was comprised of gains on sales of notes receivable to the qualified special purpose entities described above. The gains on these sales were recorded on our consolidated statement of operations and the related retained interests in the notes receivable sold were recorded on our consolidated balance sheet at the time of sale. On January 1, 2010, we adopted Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (“ASC 860”): Accounting for Transfers of Financial Assets (“ASU 2009-16”) and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which required us to consolidate special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance-sheet sales treatment. As of December 31, 2011, we did not have any off-balance-sheet arrangements.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting the funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, terminating a membership in the Bluegreen Vacation Club in the event that defaults are not remedied, and performing other administrative duties.

Prior to the adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, we recognized servicing fee income for providing mortgage servicing for notes receivable that had been sold to off-balance-sheet special purpose finance entities and for providing loan services to other third-party portfolio owners on a cash-fee basis. Effective January 1, 2010, we ceased recognizing servicing fee income for providing mortgage servicing to our special purpose finance entities as such entities are now consolidated by us (see Note 4 to our consolidated financial statements for additional information). While we still receive mortgage servicing fees for servicing our securitized notes receivable, those amounts are now accounted for as a component of interest income. Servicing fee income recorded in 2010 and 2011 represented mortgage servicing fees earned from third-party lenders in connection with our fee-based services arrangements.

Financial Services

(BankAtlantic Bancorp)

Financial Services

BFC’s Financial Services business activities are comprised of the operations of BankAtlantic Bancorp. BankAtlantic Bancorp presents its results in two reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp’s business which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011. In addition, the discussions under “Competition” and “Regulation” below, to the extent they relate to BankAtlantic Bancorp, were prepared by BankAtlantic Bancorp’s management and included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, references to the “Company”, “we”, “us” or “our” in such discussions are references to BankAtlantic Bancorp and its subsidiaries, references to the “Parent Company” are references to BankAtlantic Bancorp, at its parent company level, and none of the foregoing are references to BFC or Bluegreen.

BankAtlantic Bancorp is a Florida-based bank holding company and owns BankAtlantic and its subsidiaries. BankAtlantic provides a full line of products and services encompassing retail and business banking. Detailed operating financial information is discussed in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Financial Services and in Note 30.

As of December 31, 2011, BankAtlantic Bancorp had consolidated total assets of approximately $3.7 billion.

Recent Events

The Parent Company on November 1, 2011 entered into a definitive agreement (“Agreement”) to sell BankAtlantic to BB&T Corporation (“BB&T”).

Under the terms and conditions of the Agreement, as entered into on November 1, 2011, BankAtlantic was to distribute to the Parent Company a wholly owned subsidiary, Retained Assets, LLC, into which it would contribute certain performing and non-performing loans and tax certificates, real estate owned and related reserves as well as previously written off assets identified in the Agreement that were recorded on the Consolidated Statement of Financial Condition of BankAtlantic at approximately $623.6 million as of September 30, 2011. Further, the Agreement, as entered into on November 1, 2011, required that the Parent Company fund amounts necessary to pay the outstanding deferred interest on the Parent Company’s trust preferred securities (“TruPs”) through closing, but did not provide for the assumption by BB&T of any obligations with respect to the Parent Company’s outstanding TruPs.

Following the initial announcement of the Agreement on November 1, 2011, purported holders of direct or indirect interests in the Parent Company’s TruPs filed an action in the Court of Chancery of the State of Delaware, and certain of the trustees under the indentures underlying the TruPs sent notices of default or joined in the action, seeking a declaration that the transaction contemplated by the November 1, 2011 Agreement violated certain covenants contained in the TruPs indentures and that the assumption of the TruPs by BB&T was required. On February 27, 2012, the Court of Chancery of the State of Delaware entered an injunction prohibiting the sale of BankAtlantic pursuant to the terms of the November 1, 2011 Agreement.

Following the entry of the injunction, the Parent Company and BB&T entered into negotiations to revise the terms of the Agreement to provide for BB&T’s assumption of the TruPs. On March 13, 2012, the Parent Company and BB&T entered into an amendment to the Agreement (“Amendment” or “Transaction”) pursuant to which, among other things, BB&T agreed to assume the Parent Company’s approximately $285 million in principal amount of outstanding TruPs. The Parent Company remained obligated to pay at the closing of the transaction all interest accrued on the TruPs through closing, and the Parent Company agreed to pay or escrow certain legal fees and expenses with respect to the TruPs-related litigation.

Based on BB&T’s assumption of the Parent Company’s outstanding TruPs obligations, BB&T and the Parent Company agreed in the Amendment that certain of those assets originally contemplated to be distributed to the Parent Company in Retained Assets, LLC will now be distributed to another limited liability company, Newco, LLC, and that the balance of the assets, including approximately $175 million in commercial real estate nonaccrual loans and real estate owned (based on BankAtlantic’s book value gross of any reserves as of January 31, 2012), will be distributed to

Financial Services

(BankAtlantic Bancorp)

the Parent Company in Retained Assets, LLC. Under the Amendment, immediately prior to the closing, BankAtlantic will contribute to Newco, LLC $424 million of loans and $17 million of real estate and other assets on a net basis (based on BankAtlantic’s book value gross of any reserves as of January 31, 2012), which are now held by BankAtlantic. At closing BB&T will receive a 95% preferred interest in the cash flows of Newco, LLC, which it will continue to hold until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR plus 200 basis points per annum. At that time, BB&T’s interest in Newco, LLC will terminate, and the Parent Company, which will initially hold a 5% preferred interest in the cash flows of Newco, LLC, will thereafter be entitled to any and all residual cash flows. The assets held by Newco LLC are expected to be monetized over a period of up to seven years, or longer if BB&T’s preference amount is repaid within such seven-year period. Under the Amendment, the Parent Company agreed to provide BB&T with an unsecured guarantee of up to $35 million to further ensure the recovery within seven years of BB&T’s $285 million preference amount.

The cash consideration to be exchanged at the closing of the Transaction under the Agreement will reflect a deposit premium (estimated based on September 30, 2011 balances to be $300.9 million) to the closing net asset value of BankAtlantic. The estimated premium represents 9.05% of total deposits and 10.32% of non-CD deposits of BankAtlantic at September 30, 2011, and will be increased or decreased at closing by 10.32% of the amount by which the average daily closing balance of non-CD deposits during the ten business day period ending on the business day immediately preceding the closing exceeds or is less than $2.915 billion, provided that the premium will not exceed $315.9 million. At the closing, the sum of the premium and the net asset value of BankAtlantic, as calculated pursuant to the terms of the Agreement as of the closing after giving effect to the Retained Asset, LLC and Newco, LLC distributions, are to be paid in cash. If the sum is a positive number, it is to be paid by BB&T to the Parent Company. If the sum is a negative number, it is to be paid by the Parent Company to BB&T.

If the closing of the Transaction had occurred on December 31, 2011, based on financial data as of December 31, 2011 the Parent Company would have received cash of approximately $41 million under the terms of the Stock Purchase Agreement in connection with the consummation of the Transaction (without giving effect to the payment of the accrued interest on the trust preferred securities or the payment in escrow of the trustees’ legal fees and expenses with respect to the trust preferred-related litigation). However, the actual amount of cash to be received by the Parent Company upon consummation of the Transaction will be based upon the balance of non-CD deposits, the amount of cash proceeds generated by the assets to be contributed to Retained Assets, LLC and the results of operations of BankAtlantic as of and during the period through the closing date, and may be lower or higher than the amount that would have been received if the closing had occurred on December 31, 2011.

The transaction is anticipated to close during the second quarter of 2012, subject to regulatory approval and certain conditions in the agreement. Following the closing of the Transaction, the Parent Company expects to focus its operations on managing the Retained Assets as well as approximately $73 million of commercial nonaccrual loans to be held by Newco, LLC as of January 31, 2012. The remainder of the Newco, LLC Assets will be managed by one or more independent servicers. The Parent Company will also continue to manage the assets held by its wholly owned asset workout subsidiary, which consists of approximately $20 million of loans and real estate owned as of December 31, 2011. The Parent Company’s operations with respect to the assets to be managed by it may include renewing, modifying, increasing, extending, refinancing and making protective advances with respect to the assets, subject to the terms of a servicing agreement to be entered into between the Parent Company and Newco, LLC in the case of the assets held by Newco, LLC. The Parent Company may also enter into real estate joint ventures, partnerships or other structures involving these assets or participate in the management of real estate development activities. In addition, based on the timing and volume of cash flows generated in connection with these assets, the Parent Company may, in the near-term, make short-term investments and, over time, engage in various specialty finance and investment activities.

However, the transaction between BB&T and the Parent Company may not be completed in the time frame indicated, on anticipated terms, or at all. The Parent Company’s and/or BankAtlantic’s business may be negatively affected by the pendency of the proposed transaction. See Item 1A. Risk Factors – [The transaction between BB&T and the Parent Company may not be completed on a timely basis, on anticipated terms, or at all] for a further discussion.

Cease and Desist Orders

On February 23, 2011, the Parent Company and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), the Parent Company’s and

Financial Services

(BankAtlantic Bancorp)

BankAtlantic’s primary regulator on that date. The Parent Company and BankAtlantic were historically regulated and subject to regular examination by the Office of Thrift Supervision (“OTS”). Since July 21, 2011, the regulatory oversight of the Parent Company is under the Federal Reserve Bank (“FRB”) and the regulatory oversight of BankAtlantic is under the Office of the Comptroller of the Currency (“OCC”) as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Order to Cease and Desist to which the Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due to the Company’s losses over the past three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS following its examination. The Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.

Pursuant to the terms of the Bank Order, BankAtlantic is required to maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At December 31, 2011, BankAtlantic had a tier 1 (core) capital ratio of 8.22% and a total risk-based capital ratio of 15.15%. Under the terms of the Bank Order, BankAtlantic has revised certain of its plans, programs and policies and submitted to the OCC certain written plans, including a capital plan, a business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. If BankAtlantic fails to comply with the capital plan and/or fails to maintain the increased capital ratio requirements, or upon any written request from the OCC, BankAtlantic is required to submit a contingency plan, which must detail actions which BankAtlantic would, in its case, take to either merge with or be acquired by another banking institution. BankAtlantic will not be required to implement such contingency plan until such time as it receives written notification from the OCC to do so. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OCC. Separately, the OTS confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OCC. The Orders also include certain restrictions on compensation paid to the senior executive officers of the Parent Company and BankAtlantic, and restrictions on agreements with affiliates.

In response to the higher capital requirements of the Bank Order, in the event the BB&T transaction is not consummated, the Parent Company and BankAtlantic may seek to issue the Company’s Class A Common Stock in public or private offerings, or adopt operating strategies to increase revenues and to reduce non-interest expenses, asset balances and non-performing loans. There can be no assurance that the Parent Company or BankAtlantic will be able to execute these or other strategies in order to maintain BankAtlantic’s minimum regulatory capital levels.

BankAtlantic

BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of business banking products and related financial services through a network of branches in southeast Florida, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, and West Palm Beach, which are primarily located in the heavily-populated Florida counties of Miami-Dade, Broward, and Palm Beach. In January 2011, BankAtlantic entered into a purchase and assumption agreement with PNC Financial Services Group Inc. (“PNC”) to sell its Tampa branches. The transaction was closed in June 2011 resulting in BankAtlantic recognizing a gain of $38.6 million.

BankAtlantic’s primary business activities include:

•	attracting checking and savings deposits from individuals and business customers, originating commercial non-mortgage, consumer and small business loans,

•	holding and actively managing its commercial real estate loan portfolio,

•	holding and managing its wholesale residential loans, and

•	maintaining its securities and tax certificates portfolios.

Financial Services

(BankAtlantic Bancorp)

BankAtlantic’s business strategy

BankAtlantic began its “Florida’s Most Convenient Bank” strategy in 2002, when it introduced seven-day banking in Florida. This banking initiative contributed to a significant increase in core deposits (demand deposit accounts, NOW checking accounts and savings accounts). BankAtlantic’s core deposits increased from approximately $600 million as of December 31, 2001 to $2.4 billion as of December 31, 2011. Additionally, while the increase in core deposits during 2009 and 2010 reflected, in part, favorable market conditions generally, we believe that the implementation of new strategies in 2008 further enhanced our visibility in the market and increased customer loyalty and contributed significantly to the increase in core deposit balances. Core deposits declined during 2011 as a result of the sale of the Tampa branches, a significant reduction in advertising and marketing and a focused effort to reduce assets as part of BankAtlantic’s regulatory capital management.

Over the past year, management has implemented strategies in an attempt to comply with the Bank Order which include efforts to increase regulatory capital, improve liquidity and reduce non-performing assets. These strategies primarily included reducing risk-based asset levels through loan and securities repayments in the ordinary course, reducing total assets and reducing expenses. These initiatives, while important to maintaining capital ratios, have also had the effect of negatively impacting results from operations as the reduction in asset levels resulted in a reduction of earning assets adversely impacting our net interest income. BankAtlantic’s regulatory capital ratios have also been enhanced through capital contributions from the Parent Company. During the years ended December 31, 2011, 2010 and 2009, the Parent Company contributed capital of $20 million, $28 million and $105 million, respectively, to BankAtlantic. BankAtlantic’s actual capital ratios as of December 31, 2011 and the ratios required under the Bank Order were as follows:

	Actual		Bank Order Capital Requirements
	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital	$349,751	15.15%	323,296	14.00
Tier I risk-based capital	$298,499	12.93%	138,555	6.00
Tangible capital	$298,499	8.22%	54,496	1.50
Core capital	$298,499	8.22%	290,648	8.00
As of December 31, 2010
Total risk-based capital	$334,601	11.72%	399,758	14.00
Tier I risk-based capital	$276,362	9.68%	171,325	6.00
Tangible capital	$276,362	6.22%	66,672	1.50
Core capital	$276,362	6.22%	355,584	8.00

As described in “Recent Developments,” BankAtlantic is required pursuant to the Bank Order to maintain a core capital ratio of 8% and a total risk based capital ratio of 14% as of June 30, 2011. BankAtlantic’s regulatory capital requirements were increased based on the determination by the OTS that BankAtlantic had inadequate capital given its level of criticized assets and its concentration of high risk commercial real estate and construction loans as well as losses over the past three years.

The economic recession and the substantial decline in real estate values since 2007 throughout the United States, and particularly in Florida, have had an adverse impact on the credit quality of BankAtlantic’s loan portfolio. BankAtlantic’s non-performing assets increased from $197.9 million at December 31, 2007 to $418.3 million at December 31, 2011. In response, we have taken the following steps:

•	Focused efforts and enhanced staffing relating to loan work-outs, collection processes and valuations;

•	Reduction of criticized assets;

•	Ceased originating land and residential acquisition, development and construction loans;

•	Substantially reduced home equity loan originations through underwriting requirements based on lower loan to value ratios; and

•	Froze certain home equity loan unused lines of credit based on declines in borrower credit scores or the market value of loan collateral.

Financial Services

(BankAtlantic Bancorp)

BankAtlantic significantly reduced operating expenses over the past three years. These initiatives included, among others, lowering advertising and marketing expenditures, reducing store and call center hours, consolidating back-office operations and staffing levels, selling the Tampa branches and renegotiating vendor contracts. BankAtlantic also continued during 2011 to evaluate its products and services as well as its delivery systems and back-office support infrastructure with a view toward enhancing its operational efficiency.

BankAtlantic’s loan originations during 2011 were focused on small business and commercial non-mortgage loans originated through its retail and lending networks. BankAtlantic anticipates that it will continue to emphasize small business and commercial non-real estate lending and that the percentage represented by its commercial real estate and residential mortgage loan portfolio balances will decline during 2012 through the scheduled repayment of existing loans and the fact that in order to comply with the Bank Order, BankAtlantic is generally not originating new commercial real estate loans.

Loan products

BankAtlantic offers a number of lending products. Historically, primary lending products have included residential loans, commercial real estate loans, consumer loans, and small business and commercial non-mortgage loans.

Residential: BankAtlantic purchases residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans are typically purchased in bulk and are generally non-conforming loans under agency guidelines due primarily to the size of the individual loans (“jumbo loans”). Some of the purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments or when required amortization of the principal amount commences. These payment increases could affect a borrower’s ability to repay the loan and result in increased defaults and losses. At December 31, 2011, BankAtlantic’s residential loan portfolio included $375.5 million of interest-only loans, $49.1 million of which will become fully amortizing and have interest rates reset in 2012. The credit scores and loan-to-value ratios for interest-only loans are similar to those of amortizing loans. BankAtlantic sought to manage the credit risk associated with these loans by limiting purchases of interest-only loans to those originated to borrowers that it believed to be credit worthy and with loan-to-value and total debt to income ratios within agency guidelines. During the last several years BankAtlantic’s residential loan purchases were generally lower than historical levels, with $15.3 million and $9.9 million of these loans purchased during 2011 and 2010, respectively.

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

Commercial Real Estate: BankAtlantic provided commercial real estate loans for acquisition, development and construction of various types of properties including office buildings, retail shopping centers, residential construction and other non-residential properties. BankAtlantic also provided loans to acquire or refinance existing income-producing properties. These loans were primarily secured by property located in Florida. Commercial real estate loans were generally originated in amounts based upon the appraised value of the collateral or estimated cost to construct, generally had a loan-to-value ratios at the time of origination of less than 80%, and generally required that one or more of the principals of the borrowing entity guaranteed these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates. Due to high concentrations of non-performing and adversely classified commercial real estate and construction loans in BankAtlantic’s loan portfolio, BankAtlantic generally ceased the origination of commercial real estate loans during the year ended December 31, 2010. Additionally, pursuant to the Bank Order, BankAtlantic has agreed to cease the purchase or origination of new commercial real estate loans unless it receives the prior written non-objection of the OCC . However, BankAtlantic may originate new loans to facilitate the sale of nonperforming assets or criticized assets and fund commercial real estate loan commitments entered into before November 1, 2010, make protective advances for taxes and insurance, renew, extend or modify existing commercial real estate loans, provided that such actions comply with regulatory underwriting guidelines and BankAtlantic’s lending policies.

Financial Services

(BankAtlantic Bancorp)

BankAtlantic’s commercial real estate loan portfolio is divided into four loan classes: commercial residential, commercial owner occupied, commercial land, and commercial other.

Commercial residential real estate loans have resulted in significant losses to BankAtlantic. These loans were originated to developers or home builders for the construction of one to four dwelling units. This class of loans is divided into three categories—builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders. The land acquisition, development and construction loan category consists of loans secured by residential land which was intended to be fully developed by the borrower/developer who also might have had plans to construct homes on the property.

Commercial real estate owner occupied loans are also real estate collateralized loans; however, the primary source of repayment is the cash flow from the business operated on the premises of the property serving as collateral.

Commercial real estate land loans include loans secured by commercial land held for sale or held for investment purposes. These loans are generally to borrowers that intend to expand the zoning of the property and ultimately sell the property to developers.

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

Consumer: Consumer loans consist primarily of loans to individuals originated through BankAtlantic’s retail network. Approximately 98% of consumer loans are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower, substantially all of which are located in Florida. Approximately 26% of home equity lines of credit balances are secured by a first mortgage on the property. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. Other consumer loans generally have fixed interest rates with terms ranging from one to five years.

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

Financial Services

(BankAtlantic Bancorp)

The composition of BankAtlantic’s loan portfolio was (in millions):

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Commercial non-real estate	$118	4.73	134	4.42	154	4.21	143	3.36	131	2.90
Commercial real estate	673	26.98	889	29.32	1,120	30.60	1,231	28.92	1,298	28.69
Small Business
Real estate	185	7.42	203	6.70	213	5.82	219	5.14	212	4.69
Non-real estate	100	4.01	99	3.27	99	2.70	108	2.54	106	2.34
Residential	933	37.41	1,222	40.31	1,550	42.35	1,930	45.34	2,156	47.66
Consumer
Consumer - home equity	546	21.89	604	19.92	670	18.31	719	16.89	676	14.94
Consumer	13	0.52	19	0.63	21	0.57	26	0.61	31	0.68
Loans held for sale	52	2.09	21	0.69	4	0.11	3	0.07	4	0.09

Total	2,620	105.05	3,191	105.26	3,831	104.67	4,379	102.87	4,614	101.99

Adjustments:
Unearned discounts (premiums)	(3)	(0.12)	(2)	(0.06)	(3)	(0.08)	(3)	(0.07)	(4)	(0.09)
Allowance for loan losses	129	5.17	161	5.31	174	4.75	125	2.94	94	2.08

Total loans receivable, net	$2,494	100.00	3,032	100.00	3,660	100.00	4,257	100.00	4,524	100.00

At March 31, 2008, BankAtlantic transferred $101.5 million of non-performing commercial loans to a subsidiary of the Parent Company and the loans are not reported on the above table as of December 31, 2011, 2010, 2009 and 2008.

Included in BankAtlantic’s commercial and construction and development loan portfolios were the following commercial residential loans (in millions):

	As of December 31,
	2011	2010	2009	2008
Builder land bank loans	$8	10	44	62
Land acquisition and development loans	94	119	172	210
Land acquisition, development and construction loans	3	4	11	32

Total commercial residential loans	$105	133	227	304

Investments

Securities available for sale: BankAtlantic invests in obligations of, or securities guaranteed by, the U.S. government or its agencies. These include mortgage-backed securities and real estate mortgage investment conduits (“REMICs”). BankAtlantic’s securities available for sale portfolio at December 31, 2011 reflects a decision to seek high credit quality and securities guaranteed by government sponsored enterprises in an attempt to minimize credit risk in its investment portfolio to the extent possible. During 2011, BankAtlantic used the proceeds from the maturity of short term investments and sold $84.0 million of securities for a $6.9 million gain in order to reduce borrowings and improve regulatory capital ratios. The available for sale securities portfolio serves as a source of liquidity as well as a means to moderate the effects of interest rate changes. The decision to purchase and sell securities from time to time is based upon a current assessment of the economy, the interest rate environment, and capital and liquidity strategies and requirements. BankAtlantic’s investment portfolio does not include credit default swaps, commercial paper, collateralized debt obligations, structured investment vehicles, auction rate securities, trust preferred securities or equity securities in Fannie Mae or Freddie Mac.

Tax Certificates: Tax certificates are evidences of real property tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities. A tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Certain municipalities bulk sale their entire tax certificates for the prior year by auctioning the portfolio to the highest bidder instead of auctioning each certificate separately. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy

Financial Services

(BankAtlantic Bancorp)

the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void and lose its value. BankAtlantic’s experience with this type of investment has generally been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period. During 2008, BankAtlantic discontinued acquiring tax certificates through bulk acquisitions as it experienced higher than historical losses from these types of acquisitions. During each of the years in the three year period ending December 31, 2011, BankAtlantic purchased tax certificates primarily in Florida.

The composition, yields and maturities of BankAtlantic’s securities available for sale, investment securities and tax certificates were as follows (dollars in thousands):

	Tax Certificates	Treasury and Agencies	Tax- Exempt Securities	Taxable Securities	Mortgage- Backed Securities	Corporate Bond and Other	Total	Weighted Average Yield
December 31, 2011
Maturity: (1)
One year or less	$29,074	—	—	—	249	—	29,323	5.88%
After one through five years	16,488	—	—	—	115	—	16,603	5.90
After five through ten years	—	—	—	—	13,542	—	13,542	4.48
After ten years	—	—	—	—	31,202	—	31,202	4.80

Fair values (2)	$45,562	—	—	—	45,108	—	90,670	5.30%

Amortized cost (2)	$46,488	—	—	—	43,094		89,582	5.36%

Weighted average yield based on fair values	5.81	—	—	—	4.69	—	5.30
Weighted average maturity (yrs)	1.0	—	—	—	17.29	—	8.80

December 31, 2010
Fair values (2)	$90,738	60,143	162,123	19,922	180,883	—	513,809	2.41%

Amortized cost (2)	$89,789	60,000	162,113	19,936	171,253		503,091	3.37%

December 31, 2009
Fair values (2)	$112,472	—	—	—	319,292	250	432,014	4.00%

Amortized cost (2)	$110,991	—	—	—	307,314	250	418,555	5.35%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 2 years).
(2)	Equity securities held by the Parent Company with a cost of $0, $1.5 million and $1.5 million and a fair value of $0, $1.5 million and $1.5 million, at December 31, 2011, 2010 and 2009, respectively, were excluded from the above table. At December 31, 2011 and 2010, equities held by BankAtlantic with a cost of $1.3 million and a fair value of $1.3 million were excluded from the above table.

A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and securities available for sale were as follows (in thousands):

	December 31, 2011 (1)
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Tax certificates and investment securities:
Tax certificates:
Cost over market	$46,488	—	926	45,562
Securities available for sale:
Mortgage-backed securities :
Market over cost	43,094	2,014	—	45,108

Total	$89,582	2,014	926	90,670

(1)	The above table excludes equity securities held by BankAtlantic with a cost and fair value of $1.3 million at December 31, 2011.

Deposit products and borrowed funds:

Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also

Financial Services

(BankAtlantic Bancorp)

obtains deposits from municipalities. BankAtlantic solicited deposits from customers in its geographic market through marketing and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic primarily solicited deposits at its branches (or stores) through its “Florida’s Most Convenient Bank” initiative and its relationship marketing strategy. The Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the maximum standard deposit insurance to $250,000 per depositor and the Act provides full deposit insurance coverage on non-interest bearing deposit accounts until January 1, 2013. See note 16 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.

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

•

Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions. BankAtlantic discontinued the issuance of repurchase agreements to its customers during the year ended December 31, 2011. These transactions are collateralized by securities in its investment portfolio but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). See note 19 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s securities sold under agreements to repurchase borrowings.

•

Treasury tax and loan borrowings represent BankAtlantic’s participation in the Federal Reserve Treasury Investment Program. Under this program, the Federal Reserve places funds with BankAtlantic obtained from treasury tax and loan payments received by financial institutions. See note 18 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s treasury tax and loan borrowings.

BankAtlantic’s other borrowings have floating interest rates and consist of subordinated debentures. See note 20 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s other borrowings.

Parent Company

The Parent Company’s operations consist primarily of assisting with the financing of the capital needs of BankAtlantic and its subsidiaries and management of the asset work-out subsidiary.

In March 2008, the Parent Company used a portion of the proceeds obtained from the sale of Ryan Beck to Stifel to purchase from BankAtlantic $101.5 million of non-performing loans at BankAtlantic’s carrying value. These loans are held in an asset workout subsidiary wholly-owned by the Parent Company, which has entered into an agreement with BankAtlantic pursuant to which BankAtlantic services the transferred non-performing loans. The Parent Company also has arrangements with BFC Financial Corporation (“BFC”) for BFC to provide certain human resources, insurance management, investor relations, real estate advisory services and other administrative services to the Parent Company and its subsidiaries. The largest expense of the Parent Company is interest expense on junior subordinated debentures issued in connection with trust preferred securities. The Company has the right to defer quarterly payments of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters without default or penalty. During the past three years ended December 31, 2011 and during the first quarter of 2012, the Company notified the trustees under its junior subordinated debentures that it has elected to defer its quarterly interest payments. During the deferral period, the respective trusts suspend the declaration and payment of dividends on the trust preferred securities. Additionally, during the deferral period, the Company may not pay dividends on or repurchase its common stock. The Parent Company deferred the interest and dividend payments in order to preserve its liquidity in response to economic conditions. The Parent Company has agreed in connection with the proposed BB&T transaction to pay the deferred interest on the trust preferred securities through closing.

Financial Services

(BankAtlantic Bancorp)

The Parent Company had the following cash and investments as of December 31, 2011 (in thousands).

(in thousands)	Carrying Value	Gross Unrealized Appreciation	Estimated Fair Value
Cash and cash equivalents	$2,524	—	2,524
Securities available for sale	10	5	15

Total	$2,534	5	2,529

The Parent Company’s work-out subsidiary had the following loans and real estate owned as of December 31, 2011:

(in millions)	Amount
Commercial residential real estate loans	$4
Commercial other	7

Total commercial loans	11
Real estate owned	9

Total loans and real estate owned	$20

Employees

Management believes that its relations with its employees are satisfactory. BankAtlantic Bancorp currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

As of December 31, 2011, the Company and its subsidiaries had approximately 5,119 employees, with 38 employees at BFC Parent and BFC’s shared services operations subsidiary; 5 employees at Woodbridge and its subsidiaries; 8 employees at BankAtlantic Bancorp Parent Company; 1,028 employees at BankAtlantic (including 53 part time employees); and 4,040 employees at Bluegreen. The personnel at Bluegreen included 89 field employees at Bluegreen Communities, which was accounted for as a discontinued operation at December 31, 2011.

Competition

Bluegreen

Bluegreen Resorts competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Marriott Vacations Worldwide Corp., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. Bluegreen also competes with numerous other smaller owners and operators of vacation ownership resorts. In Bluegreen’s fee-based services business, Bluegreen typically competes with Hilton Hotels Corporation, Wyndham Worldwide Corporation and Diamond Resorts International. In addition to competing for sales leads, prospects and fee-based service clients, Bluegreen competes with other VOI developers for marketing, sales, and resort management personnel.

BankAtlantic Bancorp

The banking and financial services industry is very competitive and is in a transition period. The financial services industry continues to experience increased competition in the marketplace and we believe that the Dodd-Frank Act will increase the cost of regulatory compliance creating competitive advantages for larger institutions. We expect continued consolidation in the financial services industry creating larger financial institutions. Our primary method of competition is emphasis on relationship banking, customer service and convenience.

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

Regulation

BFC

As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is currently a “unitary savings and loan holding company” subject to examination and regulation by the Federal Reserve. Effective July 21, 2011, pursuant to the Dodd-Frank Act, the Federal Reserve succeeded to the supervisory authority previously held by the OTS.

BFC, on a parent company only basis, had previously committed that it would not, without the prior written non-objection of the OTS, (i) incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt, except as contemplated by BFC’s business plan or, to the extent applicable to BFC, in connection with BankAtlantic’s compliance requirements under the Bank Order described above ; (ii) declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter or (iii) enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices. Additionally, on June 30, 2011, the OTS advised BFC that it was not permitted to (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity, or (ii) make dividend payments on its preferred stock, in each case without the prior written non-objection of the OTS. On July 21, 2011, BFC made a formal request to the Federal Reserve, which now has the supervisory authority previously held by the OTS, for a written non-objection to the payment of the dividend on BFC’s outstanding preferred stock for the quarter ended September 30, 2011. BFC subsequently received a written non-objection from the Federal Reserve with respect to such dividend payment. BFC’s Board of Directors declared the $187,500 dividend payable with respect to its outstanding preferred stock for the quarter ended December 31, 2011, subject to the written non-objection of the Federal Reserve. However, BFC subsequently determined not to seek the Federal Reserve’s written non-objection to the dividend payment and, therefore, has not yet made the dividend payment. Unpaid dividends on BFC’s outstanding preferred stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. Deregistration is expected to occur in connection with the consummation of BankAtlantic Bancorp’s currently proposed sale of BankAtlantic to BB&T. Upon deregistration, dividend payments by BFC, including with respect to its outstanding preferred stock, will no longer require the prior written non-objection of the Federal Reserve.

As previously described, BankAtlantic Bancorp and BankAtlantic each entered into Cease and Desist Orders with the OTS during February 2011. See “Financial Services-Cease and Desist Orders” above. Based on its ownership interest in BankAtlantic Bancorp and BankAtlantic, BFC may in the future be required to enter into a Cease and Desist Order with the Federal Reserve addressing its ownership and oversight of those companies in the event the sale of BankAtlantic is not consummated.

BFC is currently subject to the same regulatory restrictions as BankAtlantic Bancorp with respect to its status as a “unitary savings and loan holding company”. See “Regulation of Federal Savings Associations-Holding Company” below for further information.

If BankAtlantic Bancorp completes the sale of BankAtlantic to BB&T, which sale is subject to regulatory approvals and other closing conditions, these regulatory requirements may no longer be applicable to BFC.

Regulation of Federal Savings Associations

Holding Company

BFC and BankAtlantic Bancorp are each a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended, or HOLA. As such, prior to July 21, 2011, BFC and BankAtlantic Bancorp were subject to OTS, regulations, examinations, supervision and reporting requirements. In addition, the OTS had enforcement authority over us prior to such date. Among other things, this authority permitted the OTS to restrict or prohibit activities that were determined to be a risk to the financial safety, soundness or stability of a subsidiary savings association. Changes in the law which were implemented during 2011 shifted principal regulatory jurisdiction over savings and loan holding companies (such as BFC and BankAtlantic Bancorp) to the Federal Reserve. As a result, BFC and BankAtlantic Bancorp are each now subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve. Management continues to evaluate the practical implications of this shift in regulatory jurisdiction, such as changes in how the regulators will examine BFC and BankAtlantic Bancorp and what new or different standards they may apply. As a result of those changes, it is expected that BFC and BankAtlantic Bancorp Parent Company will, if BankAtlantic is not sold to BB&T, at some point in the future be subject to minimum capital ratios for the first time.

HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from:

•	acquiring another savings institution or its holding company without prior written approval of the Federal Reserve;

•

acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or

•	acquiring or retaining control of a depository institution that is not insured by the FDIC.

In evaluating an application by a holding company to acquire a savings institution, the Federal Reserve must consider the financial condition and future prospects and the managerial resources and legal compliance record of the company and savings institution involved, the convenience and needs of the community and competitive factors.

As a unitary savings and loan holding company, neither BFC nor BankAtlantic Bancorp is generally restricted under existing laws as to the types of business activities in which it may engage, provided that BankAtlantic continues to satisfy the Qualified Thrift Lender, or QTL, test. See “Regulation of Federal Savings Associations — BankAtlantic — QTL Test” for a discussion of the QTL requirements. If either BFC or BankAtlantic Bancorp was to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the Federal Reserve and that will be held as a separate subsidiary, then BFC or BankAtlantic Bancorp, as the case may be, would become a multiple savings and loan holding company within the meaning of HOLA and would be subject to limitations on the types of business activities in which it can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve, and to other activities authorized by the Federal Reserve regulation LL of the Federal Reserve.

Transactions between BankAtlantic, including any of BankAtlantic’s subsidiaries, and BFC, BankAtlantic Bancorp or any other affiliate of BankAtlantic, are subject to various conditions and limitations. See “Regulation of Federal Savings Associations — BankAtlantic — Transactions with Related Parties.” Pursuant to the Bank Order, BankAtlantic must file a notice with the Federal Reserve prior to declaration of a dividend and seek approval from the Office of the Comptroller of the Currency (“OCC”) prior to any declaration of the payment of any dividends or other capital distributions. See “Regulation of Federal Savings Associations — BankAtlantic — Limitation on Capital Distributions”.

The following discussion is intended to be a summary of the material banking statutes and regulations applicable to BFC, BankAtlantic Bancorp and BankAtlantic, and it does not purport to be a comprehensive description of such statutes and regulations, nor does it include every federal and state statute and regulation applicable to BFC, BankAtlantic Bancorp and BankAtlantic.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, or SIFIs, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen the safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to BFC, BankAtlantic Bancorp and BankAtlantic.

•

Principal changes for federal thrifts and savings and loan holding companies. The Dodd-Frank Act preserves the charter for federal thrifts, eliminated the OTS as the primary federal regulator for federal thrifts and savings and loan holding companies. The function of the OTS were allocated among OCC, FDIC, and the Federal Reserve on July 21, 2011. Primary jurisdiction for the supervision and regulation of federal thrifts, including BankAtlantic, was transferred to the OCC; supervision and regulation of savings and loan holding companies, including BFC and BankAtlantic Bancorp, will be transferred to the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the QTL test. Under the Dodd-Frank Act, risk-based and leverage capital standards currently applicable to U.S. insured depository institutions will be imposed on U.S. bank holding companies and savings and loan holding companies, and depository institutions and their holding companies will be subject to minimum risk-based and leverage capital requirements on a consolidated basis. In addition, the Dodd-Frank Act requires that savings and loan holding companies be well-capitalized and well managed in the same manner as bank holding companies in order to engage in the expanded financial activities permissible only for a financial holding company.

•

Source of strength. The Dodd-Frank Act requires all companies, including savings and loan holding companies that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, regulations may seek to require BFC and/or BankAtlantic Bancorp to provide financial assistance to BankAtlantic.

•

Limitation on federal preemption. The Dodd-Frank Act significantly reduces the ability of national banks and federal thrifts to rely on federal preemption of state consumer financial laws. Although the OCC, as the new primary regulator of federal thrifts, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to BFC, BankAtlantic Bancorp and BankAtlantic, potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

•

Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banking organizations, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•

Imposition of restrictions on certain activities. The Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting, and record keeping. In addition, certain swaps and other derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized non-bank affiliates. The Dodd-Frank Act also will require certain persons to register as a “major swap participant” or a “swap dealer.” The U.S. Commodity Futures Trading Commission, the SEC and other U.S. regulators are in the process of adopting regulations to implement the Dodd-Frank Act. It is anticipated that this rulemaking process will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements, and what swaps are required to be centrally cleared and exchange-traded. Rules will also be issued to enhance the oversight of clearing and trading entities. These restrictions may affect our ability to manage certain risks in our business.

•

Expanded FDIC resolution authority. While insured depository institutions are currently subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act (“FDI Act”) bank resolution process, and generally gives the FDIC more discretion than in the traditional bankruptcy context. On July 6, 2011, the FDIC approved a final rule, which became effective on August 15, 2011, implementing the orderly liquidation authority.

•

Consumer Financial Protection Bureau (CFPB). The Dodd-Frank Act creates a new independent CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations. On July 21, 2011, the CFPB assumed its authority to supervise and enforce existing consumer financial protection rules.

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

•

Corporate governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw back policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as directors and to have those nominees included in a company’s proxy materials.

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

BankAtlantic

BankAtlantic is a federal savings association and is subject to extensive regulation, examination, and supervision by the OCC, as its primary regulator, and the FDIC, as its deposit insurer. BankAtlantic’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. BankAtlantic must file reports with the OCC and the FDIC concerning its activities and financial condition. Additionally, BankAtlantic must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions, and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OCC and the FDIC conduct periodic examinations to assess BankAtlantic’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The OCC and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OCC, the FDIC or the Congress, could have a material adverse impact on us, BankAtlantic, and our operations.

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

Business Activities. BankAtlantic derives its lending and investment powers from HOLA and the regulations of the OCC thereunder. Under these laws and regulations, BankAtlantic may invest in:

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

Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings association to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral (having a market value at least equal to the amount of the loan or extension of credit) may not exceed 15% of the savings association’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings association to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings association’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities (but not mortgages) and bullion, but generally does not include real estate. At December 31, 2011, BankAtlantic’s limit on loans to one borrower was approximately $57.0 million. At December 31, 2011, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $33.9 million and the second largest borrower had an aggregate balance of approximately $28.9 million.

QTL Test. HOLA requires a savings association to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The Dodd-Frank Act imposes additional restrictions on the ability of any savings association that fails to become or remain a QTL to pay dividends. Specifically, the savings association is not only subject to the general dividend restrictions as would apply to a national bank (as under prior law), but also is prohibited from paying dividends at all (regardless of financial condition) unless required to meet the obligations of a company that controls the thrift, permissible for a national bank and specifically approved by the OCC and the Federal Reserve. In addition, violations of the QTL test now are treated as violations of federal banking laws subject to enforcement action. At December 31, 2011, BankAtlantic maintained approximately 71% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the nine months prior to December 2011 and, therefore, was a QTL.

Capital Requirements. OCC regulations generally require savings associations to meet three minimum capital standards:

•	a tangible capital requirement for savings associations to have tangible capital in an amount equal to at least 1.5% of adjusted total assets;

•	a leverage ratio requirement:

•	for savings associations assigned the highest composite rating of 1, consisting of a ratio of core capital in an amount equal to at least 3% of adjusted total assets; or

•

for savings associations assigned any other composite rating, consisting of a ratio of tier 1 or core capital in an amount equal to at least 4% of adjusted total assets, or a higher percentage if warranted by the particular circumstances or risk profile of the savings association; and

•	a risk-based capital requirement for savings associations to have total (Tier 1 and Tier 2) capital in an amount equal to at least 8% of risk-weighted assets.

In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights assigned by the OCC capital regulations. The OCC monitors the risk management of individual institutions. The OCC may impose an individual minimum capital requirement on savings associations that it believes exhibit a higher degree of risk.

See note 31 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios and a discussion of the increased capital ratios required by the Bank Order.

There currently are no regulatory capital requirements directly applicable to us and BankAtlantic Bancorp Parent Company as a unitary savings and loan holding company apart from the regulatory capital requirements for savings associations that are applicable to BankAtlantic. As a result of the Dodd-Frank Act, risk-based and leverage capital standards currently applicable to U.S. insured depository institutions and U.S. bank holding companies will in the future become applicable to savings and loan holding companies such as the Parent Company. The Dodd-Frank Act generally authorizes the Federal Reserve to promulgate capital requirements for savings and loan holding companies.

Limitation on Capital Distributions. Federal law currently imposes limitations upon certain capital distributions by savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

The OCC regulates all capital distributions by BankAtlantic directly or indirectly to BankAtlantic Bancorp, including dividend payments and the Federal Reserve regulates all capital distributions by BankAtlantic Bancorp and the Company. By regulation, holding companies must file a notice with the Federal Reserve prior to making any proposed capital distribution, which is subject to review by, and disapproval of, the Federal Reserve before the end of a prescribed review period. BankAtlantic currently must file an application to receive the approval of the OCC for a proposed capital distribution, as the total amount of all of BankAtlantic’s capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds BankAtlantic’s net income for that year-to-date period plus BankAtlantic’s retained net income for the preceding two years. Regulations generally restrict the payment of dividends by financial institutions if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the financial institution was notified by regulators that it was in need of more than normal supervision. Under the FDI Act, an insured depository institution, such as BankAtlantic, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by BankAtlantic also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. Furthermore, the Dodd-Frank Act imposes additional restrictions on the ability of any savings association that fails to become or remain a QTL to pay dividends.

In any event, the Bank Order and the Company Order currently prohibit BankAtlantic and BankAtlantic Bancorp from paying dividends or making other capital distributions without the prior written non-objection of the Regional Director of the OCC (as the successor regulator to OTS) or the Federal Reserve as the case may be. Further, based on BFC’s written commitment to the Federal Reserve, BFC must also obtain the prior written non-objection of the Federal Reserve to any dividend or capital distribution.

Liquidity. BankAtlantic is required to maintain sufficient liquidity to ensure its safe and sound operation, in accordance with OCC regulations.

Assessments. The OCC charges assessments to recover the costs of examining savings associations and their affiliates, processing applications and other filings, and covering direct and indirect expenses in regulating savings associations and their affiliates. These assessments are based on three components:

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

These assessments are paid semi-annually. During the year ended December 31, 2011, assessment expense was approximately $1.5 million. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

Branching. Subject to certain limitations, HOLA and OCC regulations permit federally chartered savings associations to establish branches in any state or territory of the United States. Pursuant to the Bank Order, BankAtlantic must limit its asset growth unless it receives the prior written non-objection of the OCC (as successor to the OTS).

Community Reinvestment. Under the Community Reinvestment Act, or CRA, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OCC to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. This assessment focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its designated assessment areas;

•

an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of retail banking services and innovativeness of its community development services throughout its designated assessment area.

The OCC assigns institutions a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The CRA requires all institutions to disclose their CRA ratings to the public. BankAtlantic received a “needs to improve” rating in its most recent CRA evaluation. Regulations also require all institutions to disclose certain agreements that are in fulfillment of the CRA. BankAtlantic has no such agreements in place at this time.

Transactions with Related Parties. BankAtlantic’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act, or FRA, by Regulation W of the Federal Reserve implementing Sections 23A and 23B of the FRA. BankAtlantic’s authority to engage in transactions with affiliates is further limited under the Bank Order. The applicable OCC regulations for savings associations regarding transactions with affiliates refer to the regulations of the Federal Reserve for the applicable rules. Such Federal Reserve regulations include the requirements of Regulation W, which is applicable to national banks. In general, an affiliate of a savings association is any company that controls, is controlled by, or is under common control with, the savings association, other than certain savings association’s subsidiaries. We are deemed an affiliate of BankAtlantic under these regulations.

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

Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances of letters of credit issued on behalf of, an affiliate. Section 23B requires covered transactions and certain other transactions to be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the savings association, as those prevailing at the time for transactions with or involving non-affiliates. Also, under additional Federal Reserve regulations applicable to savings associations, a savings association is prohibited from:

•	making a loan or other extension of credit to an affiliate that is engaged in any non-bank holding company activity; and

•	purchasing, or investing in, securities issued by an affiliate that is not a subsidiary.

Sections 22(g) and 22(h) of the FRA, Regulation O of the Federal Reserve and Section 402 of the Sarbanes-Oxley Act of 2002 impose limitations on loans and extensions of credit from BankAtlantic and the Company to their executive officers, directors, controlling shareholders and their related interests. The prior OTS regulations for savings associations regarding loans by a savings association to its executive officers, directors and principal shareholders were superseded by a new OCC regulation that refers to the requirements of Regulation O of the Federal Reserve. Regulation O of the Federal Reserve, thus, imposes requirements on loans by a savings association to its executive officers, directors and principal shareholders that are applicable to national banks (except that a savings association’s unimpaired capital and unimpaired surplus are to be determined under the regulatory capital rules applicable to savings associations and not to national banks). The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and Section 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

Enforcement. Under the FDI Act, the OCC has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty, or certain other wrongful actions that have, or are likely to have, a significant adverse effect on an insured savings association or cause it more than minimal loss. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices. Formal enforcement action can include the issuance of a capital directive, cease and desist order, removal of officers and/or directors, institution of proceedings for receivership or conservatorship and termination of deposit insurance. As previously disclosed BankAtlantic and the Parent Company have entered into the Bank Order and the Company Order, respectively. Pursuant to the Orders, BankAtlantic and the Parent Company have committed to the OCC that no new arrangements may be entered into with affiliates without required regulatory notice.

Examination. A savings institution must demonstrate to the OCC its ability to manage its compliance responsibilities by establishing an effective and comprehensive oversight and monitoring program. The degree of compliance oversight and monitoring by the institution’s management impacts the scope and intensity of the OCC’s examinations of the institution. Institutions with significant management oversight and monitoring of compliance will generally receive less extensive OCC examinations than institutions with less oversight.

Standards for Safety and Soundness. Pursuant to the requirements of the FDI Act, the OCC, together with the other federal bank regulatory agencies, has adopted the Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”). The Guidelines establish general safety and soundness standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. If the OCC determines that a savings association fails to meet any standard established by the Guidelines, then the OCC may require the savings association to submit to the OCC an acceptable plan to achieve compliance. If a savings association fails to comply, the OCC may seek an enforcement order in judicial proceedings and impose civil monetary penalties.

Shared National Credit Program. The Shared National Credit Program is an interagency program, established in 1977, to provide a periodic credit risk assessment of the largest and most complex syndicated loans held or agented by financial institutions subject to supervision by a federal bank regulatory agency. The Shared National Credit Program is administered by the Federal Reserve, FDIC and the OCC. The Shared National Credit Program covers any loan or loan commitment of at least $20 million (i) which is shared under a formal lending agreement by three or more unaffiliated financial institutions or (ii) a portion of which is sold to two or more unaffiliated financial institutions with the purchasing financial institutions assuming their pro rata share of the credit risk. The Shared National Credit Program is designed to provide uniformity and efficiency in the federal banking agencies’ analysis and rating of the largest and most complex credit facilities in the country by avoiding duplicate credit reviews and ensuring consistency in rating determinations. The federal banking agencies use a combination of statistical and judgmental sampling techniques to select borrowers for review each year. The selected borrowers are reviewed and the credit quality rating assigned by the applicable federal banking agency’s examination team will be reported to each financial institution that participates in the loan as of the examination date. The assigned ratings are used during examinations of the other financial institutions to avoid duplicate reviews and ensure consistent treatment of these loans. BankAtlantic has entered into participations with respect to certain of its loans and has acquired participations in the loans of other financial institutions which are subject to this program and accordingly these loans may be subject to this additional review.

Real Estate Lending Standards. The OCC and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that are secured by liens on or interests in real estate or are made for the purpose of financing the construction of improvements on real estate. OCC regulations require each savings association to establish and maintain written internal real estate lending limits and standards that are consistent with OCC guidelines and with safe and sound banking practices and which are appropriate to the size of the savings association and the nature and scope of its real estate lending activities.

Prompt Corrective Regulatory Action. Under the OCC Prompt Corrective Action (“PCA”) Regulations, the OCC is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations, such as requiring compliance with a capital restoration plan, restricting asset growth, acquisitions, branching and new lines of business and, in extreme cases, appointment of a receiver or conservator. The severity of the action required or authorized to be taken increases as a savings association’s capital deteriorates. Under PCA regulations, savings associations are classified into five categories of capitalization as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Generally, a savings association is categorized as “well capitalized” if:

•	its total capital is at least 10% of its risk-weighted assets;

•	its core capital is at least 6% of its risk-weighted assets;

•	its core capital is at least 5% of its adjusted total assets; and

•

it is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OCC or the OTS under the FDI Act, the International Lending Supervision Act of 1983 and HOLA, or any regulation under any of the foregoing statutes, to meet or maintain a specific capital level for any capital measure.

The OCC may set higher capital requirements for a particular savings association when particular circumstances warrant such requirements.

While BankAtlantic’s regulatory capital amounts and ratios met the OCC “well capitalized” category during the year ended December 31, 2010, the Bank Order requires that BankAtlantic maintain capital ratios that exceed the PCA “well capitalized” amounts and ratios. BankAtlantic’s regulatory capital amounts and ratios also met the higher ratios in the Bank Order during the year ended December 31, 2011; however, as indicated above, BankAtlantic is not categorized as “well capitalized” even if it meets such requirements and BankAtlantic may not continue to meet such required levels in the future. For a discussion on required capital ratios and amounts pursuant to the Bank Order, see Note 2 to the “Notes to Consolidated Financial Statements.”

As previously indicated, in July 2011, the OCC assumed the OTS’s powers with respect to federal savings associations (like BankAtlantic), as well as rulemaking authority over all savings associations (except for the limited rulemaking authority transferred to the Federal Reserve). Although the federal banking agencies have substantially similar capital adequacy standards and utilize the same accounting standards, some differences in capital standards exist, such as the regulatory treatment of noncumulative perpetual preferred stock and the risk-weightings assigned to certain assets.

Savings and loan holding companies, such as the Company, are not currently required to maintain specific minimum capital ratios. However, as a result of the Dodd-Frank Act, risk-based and leverage capital standards currently applicable to U.S. insured depository institutions and U.S. bank holding companies will in the future become applicable to savings and loan holding companies. The Dodd-Frank Act generally authorizes the Federal Reserve to promulgate capital requirements for savings and loan holding companies, an action that the Federal Reserve has indicated that it will take once it adopts consolidated capital standards under Basel III (described below).

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements which address the risks that the activities of an institution pose to the institution and public and private stakeholders, including risks from certain enumerated activities. The federal banking agencies will likely change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act, the implementation of Basel III (described below) or other regulatory or supervisory changes.

Basel, Basel II and Basel III Accords

The current risk-based capital guidelines that apply to BankAtlantic are based on the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by U.S. federal banking agencies. In 2008, federal banking agencies began to phase-in capital standards based on a second capital accord, referred to as Basel II, for large or “core” international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period.

The final package of Basel III reforms was submitted to and endorsed by the Seoul G20 Leaders Summit in November, 2010. On December 16, 2010, the Basel Committee issued the text of the Basel III rules, which are now subject to individual adoption by member nations, including the United States. The federal banking agencies will likely implement changes to the capital adequacy standards applicable to the insured depository institutions and their holding companies in light of Basel III.

If adopted by federal banking agencies, Basel III could lead to higher capital requirements and more restrictive leverage and liquidity ratios. The ultimate impact of the new capital and liquidity standards on us and our bank subsidiary is currently being reviewed and will depend on a number of factors, including the rulemaking and implementation by the U.S. banking regulators. We cannot determine the ultimate effect that potential legislation, or subsequent regulations, if enacted, would have upon our earnings or financial position. In addition, significant questions remain as to how the capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

As a result of the Reform Act, the FDIC now assigns each savings institution to one of four risk categories based upon the savings institution’s capital evaluation and supervisory evaluation. The capital evaluation is based upon financial information as of the savings institution’s most recent quarterly financial report filed with the applicable bank regulatory agency at the end of each quarterly assessment period. The supervisory evaluation is based upon the results of examination findings by the savings institution’s primary federal regulator and information that the FDIC has determined to be relevant to the savings institution’s financial condition and the risk posed to the DIF. A savings institution’s deposit insurance base assessment rate depends on the risk category to which it is assigned. In April 2009, the FDIC implemented regulations to improve the way its insurance base assessment rates differentiate risk among insured institutions and make the risk-based system fairer by limiting the subsidization of riskier institutions by safer institutions. The Dodd-Frank Act changes the way an insured depository institution’s deposit insurance premiums are calculated. Because the new base assessment under the Dodd-Frank Act is larger than the current insurance base assessment, the proposed assessment rates are lower than the current rates. The insurance base assessment will no longer be the way an insured depository institution’s deposit premiums are calculated. For the quarter which began January 1, 2012, insurance base assessment rates are based on total assets computed based on risk categories. BankAtlantic’s FDIC deposit insurance premium increased from $2.8 million for the year ended December 31, 2008 to $12.7 million for the year ended December 31, 2011.

The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC is also authorized to impose special assessments. The FDIC has exercised its authority to raise assessment rates and impose special assessments several times in the past, including a $2.4 million assessment during 2009. There was no corresponding assessment during 2010 and 2011. The FDIC could raise rates and impose special assessments in the future. Increases in deposit insurance premiums and the imposition of special assessments would have an adverse effect on our earnings. Amendments to the FDI Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

Continued action by the FDIC to replenish the DIF as well as the changes contained in the Dodd-Frank Act may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations.

Privacy and Security Protection. BankAtlantic is subject to regulations implementing the privacy and security protection provisions of the Gramm-Leach-Bliley Act, or GLBA. These regulations require a savings association to disclose to its customers and consumers its policy and practices with respect to the privacy, and sharing with nonaffiliated third parties, of its customers’ and consumers’ “nonpublic personal information.” Additionally, in certain instances, BankAtlantic is required to provide its customers and consumers with the ability to “opt-out” of having BankAtlantic share their nonpublic personal information with nonaffiliated third parties. These regulations also require savings associations to maintain policies and procedures to safeguard their customers’ and consumers’ nonpublic personal information. BankAtlantic has policies and procedures designed to comply with GLBA and applicable privacy and security regulations.

Insurance Activities. BankAtlantic is generally permitted to engage in certain insurance activities through its subsidiaries. OCC regulations implemented pursuant to GLBA prohibit, among other things, depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank, or FHLB, of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankAtlantic was in compliance with this requirement with an investment in FHLB of Atlanta stock at December 31, 2011 of approximately $18.3 million. During the year ended December 31, 2011, the FHLB of Atlanta paid dividends of approximately $0.3 million on the capital stock held by BankAtlantic.

Federal Reserve System. BankAtlantic is subject to provisions of the FRA and the Federal Reserve’s regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, federal savings associations must maintain reserves against transaction accounts (primarily NOW and regular interest and non-interest bearing checking accounts). The Federal Reserve regulations establish the specific rates of reserves that must be maintained, which are subject to adjustment by the Federal Reserve. BankAtlantic is currently in compliance with those reserve requirements. The required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve. The Federal Reserve pays targeted federal funds rates on the required reserves which are lower than the yield on our traditional investments.

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

Among other requirements, the USA PATRIOT Act and the related OCC regulations require savings associations to establish anti-money laundering programs that include, at a minimum:

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

The USA Patriot Act established the Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury Department, and is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts. If BankAtlantic identifies a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze, block or reject such account or transaction, file a suspicious activity report and notify the appropriate authorities, including the Financial Crimes Enforcement Network.

Consumer Protection. BankAtlantic is subject to federal and state consumer protection statutes and regulations, including the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Fair Debt Collection Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Gramm-Leach-Bliley Act, the Real Estate Settlement Procedures Act, the Right to Financial Privacy Act, the Home Mortgage Disclosure Act, laws regarding unfair and deceptive trade practices; and usury laws. Among other things, these acts:

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

Bluegreen

The vacation ownership and real estate industries are subject to extensive and complex federal, state, and local governmental regulation. Bluegreen is subject to various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision, marketing and sale of real estate and VOIs and various aspects of Bluegreen’s financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity. In addition to the laws applicable to Bluegreen’s customer financing and other operations discussed below, Bluegreen is or may be subject to the Fair Housing Act and various other federal statutes and regulations. Bluegreen is also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba and Blue Water Resort in Nassau, Bahamas. In addition, in the future, VOIs may be deemed to be securities subject to regulation as such, which could have a material adverse effect on Bluegreen. The cost of complying with applicable laws and regulations may be significant and Bluegreen may not maintain compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on Bluegreen.

Bluegreen’s vacation ownership resorts are subject to various regulatory requirements, including state and local approvals. The laws of most states require Bluegreen to file a detailed offering statement describing Bluegreen’s business and all material aspects of the project and sale of VOIs with a designated state authority. In addition, when required by state law, Bluegreen provides its VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser’s rights and obligations as a VOI owner. Laws in each state where Bluegreen sells VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by Bluegreen. Most states have other laws that regulate Bluegreen’s activities, including: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and labor laws.

Under various federal, state and local laws, ordinances and regulations, the owner of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose such liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances if they exist, may adversely affect the owner’s ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when this material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered on the property or repairs made by future owners of such property. Under these laws, Bluegreen may be required to pay for repairs to the developed property. The development, management and operation of Bluegreen’s resorts are also subject to the Americans with Disabilities Act.

Bluegreen’s customer financing activities are also subject to extensive regulation, which can include, but are not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws.

During the year ended December 31, 2011, approximately 4% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 8% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. Bluegreen attempts to monitor the actions and compliance of these third parties but there are risks associated with their use. In recent years, state regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While Bluegreen continues to be subject to telemarketing risks and potential liability, Bluegreen believes that its exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be mitigated to some extent by the use of “permission marketing,” whereby Bluegreen obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. Bluegreen has also implemented policies and procedures which it believes will help reduce the possibility that individuals who have requested to be placed on Bluegreen’s internal company do not call list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

To date, Bluegreen has not been subject to any material fines or penalties as a result of its telemarketing operations. However, from time to time Bluegreen has been the subject of proceedings for violation of the “do not call” laws and for violation of state laws applicable to the marketing and sale of VOIs. Bluegreen may not be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or successfully develop alternative sources of prospective purchasers of its VOI products at acceptable costs. In addition, Bluegreen may face significant non-compliance issues or additional costs of compliance, which may adversely impact its operations in the future.

As a public company, Bluegreen is subject to reporting and other requirements of the Securities Exchange Act of 1934.

Risk Factors

(BFC)

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties relating to or arising out of the nature of our business and investments, and general business, economic, financing, legal and other factors or conditions that may affect us. Moreover, the Company and its subsidiaries operate in a very competitive, highly regulated and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to either predict all risk factors, or assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may affect our business.

BFC has in the past incurred cash flow deficits at its parent company level which are expected to continue in the future.

BFC is engaged in making investments in operating businesses. Historically, BFC, at its parent company level, has not had revenue generating operating activities and has incurred cash flow deficits. BFC expects to continue to incur cash flow deficits for the foreseeable future. BFC has financed operating cash flow deficits with available working capital, issuances of equity or debt securities, and with dividends from its subsidiaries, which BFC has been dependent upon to fund its operations. Currently, BankAtlantic Bancorp is restricted from paying dividends and these restrictions may continue for the foreseeable future. In addition, Bluegreen has historically not paid dividends on its Common Stock and certain of Bluegreen’s credit facilities contain terms which restrict the payment of cash dividends without the lender’s consent or waiver. As a result, if cash flow is not sufficient to fund BFC’s operating expenses in the future, it may be forced to reduce operating expenses further, to liquidate some of its investments or to seek to fund its operations from the proceeds of additional equity or debt financing. Such financing may not be available on commercially reasonable terms, if at all, and if BFC is required to liquidate its investments, it may be forced to do so at depressed prices.

Adverse conditions and events where BFC’s investments are currently concentrated or in the industries in which its subsidiaries operate could adversely impact its results and future growth.

BankAtlantic Bancorp’s business, the location of BankAtlantic’s branches and the real estate collateralizing its commercial real estate loans and home equity loans, as well as BFC’s operations, are concentrated in Florida. The downturn in economic conditions generally and in Florida in particular has adversely impacted BFC’s results and operations. Further, Florida is subject to the risks of natural disasters, such as tropical storms and hurricanes. The impact of the economic downturn, natural disasters or adverse changes in laws or regulations applicable to BFC or the companies in which BFC holds investments could further impact its operating results and financial condition. These factors may particularly affect the credit quality of BankAtlantic Bancorp’s and BankAtlantic’s assets, the desirability of BFC’s properties and the financial condition and performance of BankAtlantic Bancorp and BankAtlantic’s customers. In addition, Bluegreen’s operations, including those related to its Bluegreen Communities business unit, which are reported as discontinued operations, were also adversely impacted by the economic downturn. The persistence or further deterioration of the adverse economic conditions could have a material adverse effect on BFC’s business and results of operations.

BFC’s activities and its subsidiaries’ activities are currently subject to a wide range of regulatory requirements applicable to financial institutions and holding companies, and noncompliance with such regulations could have a material adverse effect on its business.

BFC and BankAtlantic Bancorp are each grandfathered unitary savings and loan holding companies and have historically had broad authority to engage in various types of business activities. In addition, unlike bank holding companies, as unitary savings and loan holding companies, BFC and BankAtlantic Bancorp are not currently subject to capital requirements. However, it is anticipated that capital requirements will in the future be imposed on savings and loan holding companies. Further, future regulations may be adopted which may affect BFC’s operations or ability to continue to engage in certain of its current activities. Moreover, the Federal Reserve can prohibit BFC and BankAtlantic Bancorp from engaging in activities or limit those activities if it determines that the continuation of any particular activities constitutes a risk to the financial safety, soundness or stability of BankAtlantic. Further, as described below under “Risks Related to our Financial Services Activities”, the Cease and Desist Orders entered into by BankAtlantic Bancorp and BankAtlantic and the regulations applicable to financial institutions significantly limit their activities.

If BankAtlantic Bancorp completes the sale of BankAtlantic to BB&T, these regulatory requirements may no longer be applicable to BFC or BankAtlantic Bancorp; however, the sale of BankAtlantic is subject to regulatory approvals and other closing conditions . The timing and impact, if any, of such sale on the regulatory requirements applicable to BFC and BankAtlantic Bancorp is not certain.

Risk Factors

(BFC)

There are limitations and restrictions on BankAtlantic Bancorp’s and Bluegreen’s ability to pay dividends, which may impact BFC’s cash flow.

At December 31, 2011, BFC held approximately 53% of the outstanding shares of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock. BankAtlantic Bancorp is a separate publicly traded company whose board of directors includes a majority of independent directors as required by the listing standards of the NYSE. Dividends by BankAtlantic Bancorp are subject to a number of conditions, including the cash flow and profitability of BankAtlantic Bancorp, declaration of dividends by BankAtlantic Bancorp’s board of directors, compliance with the terms of outstanding indebtedness, and regulatory restrictions applicable to BankAtlantic Bancorp and BankAtlantic. Decisions made by BankAtlantic Bancorp’s board of directors are not within BFC’s control and may not be made in BFC’s best interests. On February 23, 2011, BankAtlantic Bancorp entered into a Cease and Desist Order with the OTS which, among other things, restricts BankAtlantic Bancorp’s ability to pay dividends or make any other capital distributions without receiving the prior written non-objection of the Federal Reserve, which now has the supervisory authority previously held by the OTS. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. While BankAtlantic Bancorp can end the deferral period at any time, BankAtlantic Bancorp has indicated that it anticipates that it may continue to defer such interest payments for the foreseeable future. Under the stock purchase agreement entered into by BankAtlantic Bancorp with BB&T relating to the proposed sale of BankAtlantic, BB&T has agreed to assume at the closing of the transaction the approximately $285 million in principal amount of BankAtlantic Bancorp’s outstanding trust preferred securities, and BankAtlantic Bancorp agreed to pay all previously deferred interest payments and accrued interest with respect to its outstanding trust preferred securities through the closing. Closing of the transaction is subject to the parties’ receipt of all required regulatory approvals and other closing conditions. See the risk factor captioned, “The transaction between BB&T and the Parent Company may not be completed on a timely basis, on anticipated terms, or at all” under “Risks Related to Our Financial Services Activities” below for further information.

In addition, BFC currently directly or indirectly owns approximately 54% of the outstanding shares of Bluegreen’s Common Stock. Bluegreen is currently a separate publicly traded company whose board of directors includes a majority of independent directors as required by the listing standards of the NYSE. Decisions made by Bluegreen’s board of directors are not within BFC’s control and may not be made in BFC’s best interests. BFC has never received cash dividends from Bluegreen, and Bluegreen is currently limited contractually from paying dividends by the terms of certain of its credit facilities. In the event the merger is not consummated, future dividends from Bluegreen will, in addition to such restrictions, continue to be subject to approval by Bluegreen’s board of directors and depend upon, among other factors, Bluegreen’s results of operations, financial condition and operating and capital needs.

The proposed merger between BFC and Bluegreen may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the merger.

As previously described, on November 11, 2011, BFC and Bluegreen entered into a definitive merger agreement pursuant to which, upon the consummation of the merger contemplated thereby, Bluegreen will become a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, holders of Bluegreen’s common stock (other than BFC) will be entitled to receive, in exchange for each share of Bluegreen’s common stock that they hold at the effective time of the merger, eight shares of BFC’s Class A Common Stock (as adjusted in connection with the reverse stock split expected to be effected by BFC immediately prior to the consummation of the merger). The merger agreement provides for the merger to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger. However, consummation of the merger is subject to a number of closing conditions, including the approval of both BFC’s and Bluegreen’s shareholders, the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger and the absence of any legal restraints or prohibitions preventing the completion of the merger or litigation or other proceeding seeking to enjoin or prohibit the merger. Following the announcement of the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate have been filed. See “Item 3 – Legal Proceedings.” In addition to the risks relating to such litigation, including the costs and expenses of defending the

Risk Factors

(BFC)

actions, BFC and Bluegreen may not be successful in obtaining the required vote of their respective shareholders, BFC’s efforts to have its Class A Common Stock listed on a national securities exchange may not be successful, certain other conditions to consummating the merger may not be satisfied or, to the extent permitted by the merger agreement, waived, and as a result thereof or for other reasons, the merger may not be consummated when expected, on the contemplated terms, or at all, in which case BFC and Bluegreen would have incurred significant transaction costs without consummating the merger.

In addition, other risks and uncertainties faced by BFC and its shareholders with respect to the merger include, without limitation, that:

•	if the merger is consummated, BFC’s shareholders will have increased exposure to the vacation ownership and other industries in which Bluegreen operates;

•

if the merger is consummated, BFC’s shareholders will experience substantial dilution with respect to their equity ownership interest in BFC, as Bluegreen’s shareholders (other than BFC) will own approximately 60% of BFC’s then-total outstanding common equity following the merger (however, such Bluegreen shareholders will in the aggregate possess only approximately 14% of the total voting power of BFC);

•

the shares issuable by BFC in connection with the merger would represent approximately 62% of the total number of shares of BFC’s Class A Common Stock outstanding following the merger, and the issuance and potential resale of these shares could have the effect of depressing the market price of BFC’s Class A Common Stock;

•	BFC will incur substantial costs and divert significant management resources in connection with its efforts to complete the merger;

•

Bluegreen’s shareholders are entitled to appraisal rights in connection with the consummation of the merger, and payments made to shareholders who exercise appraisal rights may materially adversely impact the combined company’s cash position following the consummation of the merger; and

•

the merger, if consummated, would likely result in BFC experiencing an “ownership change” under Section 382 of the Internal Revenue Code and therefore substantially limit BFC’s ability to utilize available net operating loss carryforwards to offset future taxable income.

In addition, certain of Bluegreen’s outstanding facilities with Wells Fargo and RFA, which had an aggregate outstanding balance of approximately $21.1million at December 31, 2011, require the prior consent of the lenders to the merger. The Wells Fargo loan ($19.9 million outstanding as of December 31, 2011) is due upon the earlier of June 30, 2012 or the closing of the merger. RFA has indicated to Bluegreen that it intends to consent to the merger, and Bluegreen and RFA are in the process of legal documentation with respect to such consent.

BFC will be required to make a cash payment to shareholders of Woodbridge who exercised appraisal rights in connection with the 2009 merger between the companies and the amount of such payment has not been determined.

Under the FBCA, holders of Woodbridge’s Class A Common Stock who did not vote to approve BFC’s 2009 merger with Woodbridge and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of the FBCA) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with the FBCA, Woodbridge provided written notices and required forms to the dissenting holders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. As of December 31, 2011,, dissenting holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective views of the fair value of Woodbridge’s Class A Common Stock prior to the merger. In December 2009, BFC recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting holders. However, the appraisal rights litigation is ongoing, and the amount of cash that will be required to be paid to the dissenting holders is uncertain and may be greater than the $4.6 million that is currently accrued. Any significant increase in the obligation to the dissenting holders could have a material adverse effect on BFC’s financial condition.

Risk Factors

(BFC)

Dividends and distributions from BFC’s subsidiaries to their respective parent companies may be subject to claims in the future from creditors of the subsidiary.

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

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse effect on BFC’s financial position and operating results.

The consolidated financial statements included in the periodic reports BFC filed with the SEC are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the future value of goodwill and other intangible assets pursuant to applicable accounting guidance. BFC bases its estimates on historical experience and on various other assumptions that BFC believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, estimates, judgments and assumptions are inherently subject to change in the future. As a result, BFC’s estimates, judgments and assumptions may prove to be incorrect and BFC’s actual results may differ from these estimates under different assumptions or conditions. If any estimates, judgments or assumptions change in the future, or BFC’s actual results differ from BFC’s estimates or assumptions, BFC may be required to record additional expenses or impairment charges, which would be recorded as a charge against its earnings and could have a material adverse impact on its financial condition and operating results.

Risks Associated with BFC’s Investments in Benihana

BFC has an investment in Benihana. Benihana operates Japanese theme and sushi restaurants with 96 restaurants in the United States, including 63 Benihana Teppanyaki restaurants, eight Haru sushi restaurants and 25 RA Sushi Bar restaurants. In addition, 17 franchised Benihana teppanyaki restaurants operate in the United States, Latin America and the Caribbean. As such, the value of BFC’s investments in this company will be influenced by its financial performance, which is subject to a number of risks, including that the current economic downturn has adversely impacted consumer spending patterns and has had negative effects on consumer discretionary spending, higher than normal food costs may adversely impact operating results, the companies may be unable to construct new restaurants and remodel existing restaurants within projected budgets and time periods, the companies face intense competition in the restaurant industry, and the food service industry is affected by litigation and publicity concerning food quality, health and other issues, which could cause customers to avoid a particular restaurant, result in significant liabilities or litigation costs or damage reputation or brand recognition.

In addition, Benihana recently announced that its Board of Directors is exploring strategic alternatives available to Benihana, including a possible sale of the company, in order to maximize shareholder value. The strategic alternative review process involves a number of risks and uncertainties, and may not ultimately result in Benihana consummating a transaction or, if a transaction is consummated, Benihana and/or its shareholders, including BFC, realizing the expected benefits of the transaction. BFC is also subject to risks in the event there is a decline in the price of Benihana’s Common Stock, as discussed below.

BFC’s portfolio of equity securities and its investments in BankAtlantic Bancorp, Benihana and Bluegreen subject it to equity pricing risks.

Because BankAtlantic Bancorp and Bluegreen are consolidated in BFC’s financial statements, the decline in the market price of their stock would not impact BFC’s consolidated financial statements. However, a decline in the market price of the securities of either of these companies would likely have an adverse effect on the market price of BFC’s Class A Common Stock and/or Class B Common Stock. The market price of BFC’s securities is important to its valuation and ability to obtain equity or debt financing.

Risk Factors

(BFC)

As discussed above, BFC also has an investment in Benihana. BFC currently owns 1,582,577 shares of Benihana’s Common Stock. At December 31, 2011, based on the $10.23 per share closing price of Benihana’s Common Stock on December 30, 2011, the last trading day of the year ended December 31, 2011, the market value of the 1,582,577 shares of Benihana’s Common Stock owned by BFC was approximately $16.2 million. A decline in the market price of Benihana’s Common Stock could have an adverse effect on BFC’s financial statements. In addition, the proceeds that BFC receives in the event it sells any of its shares of Benihana’s Common Stock will depend on the market price of Benihana’s Common Stock at the time of the sale.

BFC may issue additional securities in the future.

There is generally no restriction on BFC’s ability to issue debt or equity securities which are pari passu or have a preference over its Class A Common Stock and Class B Common Stock, provided that BFC is currently restricted from issuing any debt securities without obtaining the prior written non-objection of the Federal Reserve. Authorized but unissued shares of BFC’s capital stock are available for issuance from time to time at the discretion of BFC’s board of directors, and any such issuance may be dilutive to BFC’s shareholders. If the proposed merger with Bluegreen is consummated, BFC will issue shares in an amount representing approximately 153% of its currently outstanding stock. There is also generally no restriction on the ability of BankAtlantic Bancorp or Bluegreen to issue additional capital stock or on Bluegreen’s ability to incur additional indebtedness. Any such securities issuances may dilute BFC’s economic investment or voting interest in those companies.

Certain members of BFC’s board of directors and certain of BFC’s executive officers are also directors and executive officers of BFC’s affiliates.

Alan B. Levan, BFC’s Chairman and Chief Executive Officer, and John E. Abdo, BFC’s Vice Chairman, are also members of the boards of directors and/or executive officers of BankAtlantic Bancorp, BankAtlantic, Bluegreen and Benihana. Neither Mr. Levan nor Mr. Abdo is obligated to allocate a specific amount of time to the management of BFC, and they may devote more time and attention to the operations of BFC’s affiliates than they devote directly to BFC’s operations. Jarett S. Levan, who serves as an Executive Vice President of BFC and as a member of its board of directors, is an executive officer and director of BankAtlantic Bancorp and BankAtlantic and a member of the board of directors of each of them, and D. Keith Cobb, a member of BFC’s board of directors, is a member of the boards of directors of BankAtlantic Bancorp and BankAtlantic.

Alan B. Levan and John E. Abdo’s control position may adversely affect the market price of BFC’s Common Stock.

Alan B. Levan, BFC’s Chairman and Chief Executive Officer, and John E. Abdo, BFC’s Vice Chairman, may be deemed to beneficially own shares of BFC’s Common Stock, including shares that may be acquired pursuant to the exercise of stock options, representing approximately 72% of BFC’s total voting power. These shares consist of 12,049,451 shares, or 17%, of BFC’s Class A Common Stock and 6,521,228 shares, or 87%, of BFC’s Class B Common Stock. Additionally, Alan B. Levan and John E. Abdo have agreed to vote their shares of BFC’s Class B Common Stock in favor of the election of the other to BFC’s board of directors for so long as they are willing and able to serve as directors of BFC. Further, John E. Abdo has agreed, subject to certain exceptions, not to transfer certain of his shares of BFC’s Class B Common Stock and to obtain the consent of Alan B. Levan prior to the conversion of certain of his shares of BFC’s Class B Common Stock into shares of BFC’s Class A Common Stock. Since BFC’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any vote of BFC’s shareholders (except in those limited circumstances where Florida law mandates that the holders of BFC’s Class A Common Stock vote as a separate class) and to elect the members of BFC’s board of directors. Alan B. Levan and John E. Abdo’s control position may have an adverse effect on the market price of BFC’s Common Stock. Alan B. Levan’s and John E. Abdo’s interests may conflict with the interests of BFC’s other shareholders.

The loss of the services of BFC’s key management and personnel could adversely affect its business and the businesses of its subsidiaries.

BFC’s ability to successfully implement its business strategy will depend on its ability to attract and retain experienced and knowledgeable management and other professional staff. BFC may not be successful in attracting and retaining key management personnel. During January 2012, the SEC filed a lawsuit against BankAtlantic Bancorp and its Chairman and Chief Executive Officer, Alan B. Levan, alleging violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Alan Levan. While BankAtlantic Bancorp believes that it and Mr. Levan fully complied with applicable law, the outcome of

Risk Factors

(BFC)

this litigation is uncertain. See “Item 3 - Legal Proceedings-BankAtlantic Bancorp and its Subsidiaries” for further information regarding this litigation. As described above, Mr. Alan Levan is also the Chairman, Chief Executive Officer and President of BFC and, together with John E. Abdo, may be deemed to control BFC by virtue of their collective ownership interest in BFC’s Class A Common Stock and Class B Common Stock. In the event Mr. Alan Levan is restricted from serving, or is otherwise unable to serve, as an executive officer and/or director of BFC or any of its public company subsidiaries, including BankAtlantic Bancorp and Bluegreen, BFC and its business, as well as the businesses of its subsidiaries, may be adversely impacted. However, BFC believes that any such adverse impact would be mitigated by the continuation of service of BFC’s other executive officers, including Mr. Abdo, who has served as a director of BFC since 1988 and Vice Chairman of BFC since 1993, and Seth M. Wise, who has served as a director and Executive Vice President of BFC since 2009 and has been an executive officer of Woodbridge since 2003. In addition, as a holding company, BFC’s results are dependent upon the operations and success of its subsidiaries, and each subsidiary has executive management in place.

BFC’s control position may adversely affect the market price of BankAtlantic Bancorp’s Class A Common Stock and Bluegreen’s Common Stock.

As of December 31, 2011, BFC owned all of BankAtlantic Bancorp’s issued and outstanding Class B Common Stock and approximately 8.1 million shares, or approximately 53%, of BankAtlantic Bancorp’s issued and outstanding Class A Common Stock, representing approximately 75% of BankAtlantic Bancorp’s total voting power. Additionally, BFC currently directly or indirectly owns approximately 16.9 million shares, or approximately 54%, of Bluegreen’s issued and outstanding Common Stock. Accordingly, BFC holds a controlling position with respect to BankAtlantic Bancorp and Bluegreen and has the voting power to influence the outcome of any shareholder vote of the companies, except, with respect to BankAtlantic Bancorp, in those limited circumstances where the FBCA mandates separate class votes and, with respect to Bluegreen, where the MBCA requires a supermajority vote, such as in the case of the merger. BFC’s control position may have an adverse effect on the market prices of BankAtlantic Bancorp’s Class A Common Stock and Bluegreen’s Common Stock.

The terms of BFC’s Amended and Restated Articles of Incorporation, which establish fixed relative voting percentages between BFC’s Class A Common Stock and Class B Common Stock, may not be well accepted by the market.

BFC’s Class A Common Stock and Class B Common Stock generally vote together as a single class. The Class A Common Stock possesses in the aggregate 22% of the total voting power of all BFC’s Common Stock and the Class B Common Stock possesses in the aggregate the remaining 78% of the total voting power. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, at which time the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares, at which time the fixed voting percentages will be eliminated. Each of these share thresholds will be ratably decreased in connection with the reverse stock split.

Changes in the relative voting power represented by each class of BFC’s Common Stock are based only on the number of shares of Class B Common Stock outstanding. Thus issuances of Class A Common Stock, including the shares to be issued in the merger, will have no effect on these provisions, and the issuance of additional shares of Class A Common Stock will widen the disparity between the equity interest represented by the Class B Common Stock and its voting power. While the amendment creating this capital structure was approved by BFC’s shareholders, the fixed voting percentage provisions are somewhat unique. If the market does not view this structure favorably, the trading price and market for BFC’s Class A Common Stock would be adversely affected.

Risk Factors

(BFC)

Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact BFC and its financial condition and operating results.

BFC and its subsidiaries are subject to the pending legal proceedings described in “Item 3 – Legal Proceedings” of this Annual Report on Form 10-K as well as proceedings that may arise from time to time. While BFC believes that the parties to these proceedings have meritorious defenses in the pending legal actions, the ultimate outcomes of these matters are uncertain. Judgments against, or damages, fines or penalties imposed on, BFC , its subsidiaries or its officers in these actions, as well as actions which BFC and its subsidiaries may face in the future, may have a material adverse impact on BFC’s operating results and financial condition.

BFC is subject to environmental laws related to its real estate activities and the cost of compliance could adversely affect its business.

As a current or previous owner or operator of real property, BFC may be liable under federal, state and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not BFC knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial.

Risk Factors

(Bluegreen)

RISKS RELATED TO BLUEGREEN

Bluegreen is a separate public company and its management prepared the following discussion which was included in Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to Bluegreen and its subsidiaries, and are not references to BFC, BankAtlantic Bancorp, or BankAtlantic.

Set forth below are the risk factors that Bluegreen believes to be material to its operations. While an agreement has been entered into with respect to the sale of substantially all of the assets which comprise Bluegreen Communities, the proposed sale may not be consummated on the contemplated terms or at all. As a result, the risk factors set forth below include those related to Bluegreen Communities and its business.

The overall state of the economy, interest rates and the availability of financing affect our ability to market VOIs and residential homesites.

Our business has been adversely affected by unfavorable general economic and industry conditions, including high unemployment rates and job insecurity, declines in discretionary spending, housing values and availability of financing, and geopolitical conflicts. If recent recovery trends do not continue or, economic conditions deteriorate, our business and results may be adversely impacted, particularly if financing for us or for our customers is unavailable or if changes in general economic conditions adversely affect our customers’ ability to pay amounts owed under its notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, continued disruptions in the credit markets and unavailability of financing, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on our business.

We would incur substantial losses and our liquidity position could be adversely impacted if the customers it finances default on their obligations.

Prior to December 15, 2008, we did not perform credit checks on the purchasers of our VOIs in connection with our financing of their purchases. Effective December 15, 2008, we implemented a FICO® score-based credit underwriting program, and enhanced this credit underwriting program during January 2010. While our loan portfolio originated after December 15, 2008 has experienced defaults at a lower rate than loans originated prior to that date, there is no assurance that its FICO® score-based underwriting standards will result in decreased default rates or otherwise result in the improved performance of its notes receivable. The conditions in the mortgage industry, including both credit sources as well as borrowers’ financial profiles, have deteriorated in recent years. As of December 31, 2011, approximately 4% of our vacation ownership receivables were more than 30 days past due. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit its ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, we have generally not pursued such recourse against its customers. In the case of our notes receivable secured by VOIs, if we are unable to collect the defaulted amount due, it traditionally has terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling and administrative costs associated with the original sale. In addition, we will need to incur such costs again in order to resell the VOI or homesite. In 2010 and 2011, we recorded charges of approximately $69.7 million and $13.0 million to increase our provision for loan losses primarily for loans that were originated prior to December 15, 2008. If default rates for our borrowers remain at current levels or increase, it may require an increase in the provision for loan losses. In addition, it may cause buyers of, or lenders whose loans are secured by, our VOI notes receivable to reduce the amount of availability under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure financing on terms acceptable to us, if at all, which would adversely affect our earnings, financial position and liquidity.

Under the terms of our pledged and receivable sale facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of our securitization-type transactions require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables and include provisions that in the event of defaults by customers in excess of stated thresholds would require substantially all of our cash flow from our retained interest in the receivable

Risk Factors

(Bluegreen)

portfolios sold to be paid to the parties who purchased the receivables from us. In addition, we guaranteed certain payments under the Legacy Securitization (described in further detail in Note 7 to the consolidated financial statements). Substantially all of the timeshare receivables backing the notes subject to the Legacy Securitization were generated prior to December 15, 2008, when we implemented our FICO® score-based credit underwriting program, and relate to loans to borrowers with FICO® scores below 600.

While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that our business and profitability will not otherwise continue to depend on our ability to obtain financing, which may not be available on favorable terms, or at all.

We offer financing of up to 90% of the purchase price to purchasers of our VOIs and homesites. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell the notes receivable we receive from our customers has been a critical factor in our continued liquidity, and we therefore have historically depended on funds from our credit facilities and securitization transactions to finance our operations. The disruption in the credit markets since 2007 has made obtaining additional and replacement external sources of liquidity more difficult and more costly. The number of banks and other finance companies willing to provide “warehouse” lines of credit for timeshare receivables has decreased in recent years. In addition, the term securitization market has become unavailable for extended periods of time in the past. If our pledged receivables facilities terminate or expire and we are unable to extend them or replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, our liquidity, cash flow and profitability would be materially and adversely affected.

In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been limited. In response to these conditions, during 2008, we adopted initiatives, which included limiting sales and encouraging higher down payments on sales, in an attempt to conserve cash. We also have increased our focus on expanding our fee-based service business. However, there is no assurance that our implementation of these initiatives will enhance our financial position or otherwise be successful. If these initiatives do not have their intended results, our financial condition may be materially and adversely impacted.

In addition, notwithstanding the initiatives implemented by us since 2008 to improve our cash position, we anticipate that we will continue to seek and use external sources of liquidity, including funds that we obtain pursuant to additional borrowings under our existing credit facilities, under credit facilities that we may obtain in the future, under securitizations in which we may participate in the future or pursuant to other borrowing arrangements, to:

•	support our operations;

•	finance the acquisition and development of VOI inventory or property and equipment;

•	finance a substantial percentage of our sales; and

•	satisfy our debt and other obligations.

Our ability to service or to refinance our indebtedness or to obtain additional financing (including our ability to consummate future term securitizations) depends on the credit markets and on our future performance, which is subject to a number of factors, including the success of our business, results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions and perceptions about the vacation ownership and real estate industries. Further, reputational and other risks to both the lender and to Bluegreen associated with the 2007 bankruptcy of BFC’s Levitt and Sons subsidiary and the lawsuit brought by the SEC against BankAtlantic Bancorp, BFC’s subsidiary, and its Chairman and Chief Executive Officer, Alan B. Levan, who is also Chairman of Bluegreen’s board of directors, may be considered by lenders in connection with both making and renewing extensions of credit.

As of December 31, 2011, we had approximately $68.3 million of indebtedness scheduled to become due during 2012. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. There is no assurance that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt. Any of these occurrences may have a material and adverse impact on our liquidity and financial condition.

Risk Factors

(Bluegreen)

In addition, certain of our outstanding facilities with Wells Fargo and RFA, which had an aggregate outstanding balance of approximately $21.1 million at December 31, 2011, require the prior consent of the lenders to our proposed merger with BFC. The Wells Fargo loan ($19.9 million outstanding as of December 31, 2011) is due the earlier of June 30, 2012 or the closing of the merger. RFA has indicated that they intend to consent to the merger, and we are in the process of legal documentation on such consent. See the risk factor captioned “Our proposed merger with BFC may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the merger” below for information regarding additional risks relating to the merger.

Our future success depends on our ability to market our products successfully and efficiently.

We compete for customers with hotel and resort properties and other vacation ownership resorts. The identification of sales prospects and leads, and the marketing of our products to them are essential to our success. We have incurred and will continue to incur the expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to sales, we may be unable to recover the expense of our marketing programs and systems and our business would be adversely affected.

We may not be successful in increasing or expanding our fee-based services relationships, and our fee-based service activities may not be profitable, which may have an adverse impact on our results of operations and financial condition.

In July 2009, we began offering fee-based marketing, sales, resort management and other services to third-party developers. During 2011, we continued to expand our fee-based service business, which we believe enables us to leverage our expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. We currently intend for our fee-based services to become an increasing portion of our resorts business over time as they generally produce positive cash flow and typically require less capital investment than our traditional vacation ownership business. We have attempted to structure these activities to cover our costs and generate a profit. However, our fee-based services business remains relatively new and we have limited experience in our pricing and operation. In addition, while our fee-based marketing and sales services do not require us to use our receivable credit facility capacity, our clients do typically have to maintain their own receivable-backed credit facilities. Should our clients not be able to maintain said facilities, our fee-based marketing and sales business could be materially adversely impacted. Alternatively, we could attempt to structure other arrangements where we would utilize our receivable credit facilities in order to provide fee-based marketing and sales services, but this would reduce the credit otherwise available to us. In addition, when we perform fee-based sales and marketing services, we sell VOIs in a resort developed by a third party as an interest in the Bluegreen Vacation Club. This subjects us to a number of risks typically associated with selling products developed by others under your own brand name, including litigation risks. Additionally, demand for the third party resorts may be below our expectations and the third party developers may not satisfy their obligations. While we attempt to mitigate these risks by performing due diligence on the resorts in which we sell VOIs and by typically performing resort management services at those resorts, we may not be successful in mitigating or managing the risks, which may have a material and adverse impact on our results of operations and financial condition. For these and other reasons, certain of which may be beyond our control, there is no assurance that we will be successful in increasing our fee-based services relationships or operating our fee-based services business on a profitable basis, and any failure to do so would have a material adverse impact on our results of operations and financial condition.

Our results of operations and financial condition may be materially and adversely impacted if Bluegreen Resorts does not continue to participate in exchange networks or its customers are not satisfied with the networks in which it participates.

A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at participating resorts, based upon availability and the owner payment of a variable exchange fee. During 2011, approximately 6% of our owners utilized the RCI exchange network for an exchange of two or more nights. We also have a joint venture with Shell, called Select Connections™, which currently gives Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after July 1, 2007 access to 23 Shell resorts and provides members of Shell access to Bluegreen Vacation Club resorts. In addition, certain Bluegreen Vacation Club members may use

Risk Factors

(Bluegreen)

their points for a variety of hotel stays, RV site stays within the “Coast to Coast” network, or various cruise vacations. We may not be able to continue to participate in the RCI or Select Connections™ exchange networks at some point in the future. In addition, these networks may not continue to operate effectively, and our customers may not continue to be satisfied with the networks. If any of these events should occur, our results of operations and financial condition may be materially and adversely impacted.

The resale market for VOIs could adversely affect our business.

Based on our experience at our resorts and at destination resorts owned by third parties, we believe that resales of VOIs in the secondary market generally are made at net sales prices below their original customer purchase prices. The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase of a VOI may be less attractive to prospective buyers. Also, buyers who seek to resell their VOIs compete with our efforts to sell our VOIs. While VOI resale clearing houses or brokers currently do not have a material impact on our business, if a secondary market for VOIs were to become more organized and liquid, the resulting availability of resale VOIs at lower prices could adversely affect our sales prices and the number of sales we can close, which in turn would adversely affect our business and results of operations.

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

The adverse trends experienced in the real estate market since 2007 have exerted pressure upon us, and particularly our Bluegreen Communities business unit. Low consumer demand for homesites has had, and may continue to have, an adverse impact on Bluegreen Communities’ operations. Further, while general economic trends have recently shown signs of improvement, a deterioration in general economic conditions or continued adverse conditions in the real estate market would have a material adverse effect on its business.

To the extent we decide to acquire more real estate inventory in the future for eventual sale by Bluegreen Resorts, the availability of land for development of resort properties at favorable prices at that time will be critical to our profitability and the ability to cover our significant selling, general and administrative expenses, cost of capital and other expenses. If we are unable to acquire such land or resort properties, at a favorable cost, it could have an adverse impact on our results of operations. While we believe that the property we have purchased at our adjusted carrying amounts will generate appropriate margins, land prices remain significantly below historical levels, and the projects we acquired prior to or during the recent economic downturn may have been purchased at higher price levels than available in the current market.

The profitability of our real estate development activities is also impacted by the cost of construction materials and services. Should the cost of construction materials and services rise, the ultimate cost of our future resorts inventory when developed could increase and have a material, adverse impact on our results of operations.

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

Risk Factors

(Bluegreen)

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

Our proposed merger with BFC may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the merger.

On November 11, 2011, we entered into a definitive merger agreement with BFC pursuant to which, upon the consummation of the merger, we will become a wholly-owned subsidiary of BFC. BFC currently owns approximately 54% of our common stock as well as a controlling interest in BankAtlantic Bancorp and a non-controlling interest in Benihana. Under the terms of the merger agreement, holders of our common stock (other than BFC) will be entitled to receive, in exchange for each share of our common stock that they hold at the effective time of the merger, eight shares of BFC’s Class A Common Stock (as adjusted in connection with the reverse stock split expected to be effected by BFC immediately prior to the consummation of the merger). If the merger is consummated, our common stock will no longer be listed for trading on the NYSE or registered under the Exchange Act and our shareholders would instead hold BFC Class A Common Stock.

The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger. However, consummation of the merger is subject to a number of closing conditions, including the approval of both our and BFC’s shareholders, the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger and the absence of any legal restraints or prohibitions preventing the completion of the merger or litigation or other proceeding seeking to enjoin or prohibit the merger. Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate have been filed. See “Item 3 – Legal Proceedings.” In addition to the risks relating to such litigation, including the costs and expenses of defending the actions, we may not be successful in obtaining the required vote of our shareholders, BFC efforts to have its Class A Common Stock listed on a national securities exchange may not be successful, certain other conditions to consummating the merger may not be satisfied or, to the extent permitted by the merger agreement, waived, and as a result thereof or for other reasons, the merger may not be consummated when expected, on the contemplated terms, or at all, in which case we would have incurred significant transaction costs without consummating the transaction.

In addition, other risks and uncertainties relating to the merger include, without limitation, that:

•

our shareholders are subject to the risk of a decline in the market price of BFC’s Class A Common Stock since the exchange ratio under the merger agreement is fixed and will not be adjusted in the event of any change in the market price of BFC’s Class A Common Stock or our common stock;

•	if the merger is consummated, our shareholders will be exposed to the risks of the businesses in which BFC has investments;

•

as a result of BFC’s capital structure pursuant to which BFC’s Class B Common Stock possesses 78% of the general voting power of BFC, if the merger is consummated, it is estimated that, while Bluegreen’s shareholders (other than BFC) will own approximately 60% of BFC’s then-total outstanding common equity, they will in the aggregate possess only approximately 14% of the total voting power of BFC, as compared to the 46% voting interest in our Company which our shareholders (other than BFC) currently possess;

•	we will incur substantial costs and divert significant management resources in connection with our efforts to complete the merger;

•	the merger agreement contains restrictions on the conduct of our business until the closing of the merger or the termination of the merger agreement; and

•

our shareholders are entitled to appraisal rights in connection with the consummation of the merger, and payments made to shareholders who exercise appraisal rights may materially adversely impact the combined company’s cash position following the consummation of the merger.

In addition, certain of our outstanding facilities with Wells Fargo and RFA, which had an aggregate outstanding balance of approximately $21.1 million at December 31, 2011, require the prior consent of the lenders to the merger. The Wells Fargo loan ($19.9 million outstanding as of December 31, 2011) is due the earlier of June 30, 2012 or the closing of the merger. RFA has indicated that they intend to consent to the merger, and we are in the process of legal documentation on such consent.

Risk Factors

(Bluegreen)

The proposed sale of Bluegreen Communities may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the transaction.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar. The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash and an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) that Southstar receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. The agreement, as amended, provides for the transaction to be consummated no later than April 30, 2012. However, closing of the transaction remains subject to the parties’ receipt of all required consents and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. Accordingly, the transaction may not be consummated when expected, on the contemplated terms, or at all, in which case we would have incurred significant transaction costs without consummating the transaction.

Certain of the assets contemplated to be sold in the transaction serve as collateral for Bluegreen’s H4BG Communities Facility, which had an outstanding balance of approximately $23.9 million as of December 31, 2011. Under the terms of the facility, the entire amount of such debt and a $2.0 million deferred fee would be required to be repaid in connection with the consummation of the transaction. In addition, the carrying value of the assets to be sold to Southstar as reflected on our financial statements as of December 31, 2011 was derived from the sale price under the agreement. If the transaction is not consummated on the contemplated terms, or at all, additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of assets held for sale are materially different from their estimated fair value. Further, as the transaction is an asset sale, liabilities not assumed by Southstar under the agreement and liabilities related to Bluegreen Communities’ operations prior to the closing of the transaction will be retained by our subsidiaries.

The sale process may also divert management’s attention from our other business activities, result in the loss of key employees, result in decreased consumer demand or other unforeseen consequences. The occurrence of any of these events could have a material and adverse impact on our financial condition and operating results.

We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of our tax returns or those of our subsidiaries may have a material and adverse impact on our financial condition.

The federal government and the states and local jurisdictions in which we operate have enacted extensive regulations that affect the manner in which we market and sell VOIs and homesites and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs and homesites. Many states, including Florida and South Carolina, where some of our resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Time Sharing Transaction Procedures Act. Most states also have other laws that regulate our activities, such as timeshare project registration laws, real estate licensure laws, mortgage licensure laws, sellers of travel licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and consumer credit laws.

We currently are authorized to market and sell VOIs and homesites in all states in which our operations are currently conducted. If our agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew our licenses, render our sales contracts void or voidable, or impose fines on us based on past activities. See “Item 3 – Legal Proceedings.”

Risk Factors

(Bluegreen)

In addition, the federal government and the states and local jurisdictions in which we conduct business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “Do Not Call” list. The regulations have impacted our marketing of VOIs, and we have taken steps in an attempt to decrease our dependence on restricted calls. However, these steps have increased and are expected to continue to increase our marketing costs. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on our marketing strategies and results. Further, from time to time, complaints are filed against us by individuals claiming that they received calls in violation of the regulation.

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

From time to time, consumers file complaints against us in the ordinary course of its business. We could be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding our activities. We may not remain in material compliance with all applicable federal, state and local laws and regulations, or that violations of applicable laws will not have adverse implications for us, including negative public relations, potential litigation and regulatory sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity or financial position.

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

The ratings of third-party rating agencies could adversely impact our ability to obtain, renew or extend credit facilities, or otherwise raise capital.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. We have maintained a “B-” corporate credit rating with a “stable” outlook with Standard & Poor’s since December 2010, at which time our corporate credit rating was upgraded from CCC. If rating agencies were to downgrade Bluegreen’s corporate credit ratings, its ability to raise capital and/or issue debt on favorable terms, or at all, and its liquidity, financial condition and results of operations could be adversely impacted. In addition, if rating agencies downgraded their original ratings on certain bond classes in our securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and our ability to sell future bonds on favorable terms or at all. While we are not currently aware of any reasonably likely downgrades to its corporate credit rating or the ratings of bond classes in our securitizations, such ratings changes can occur without advance notice.

Risk Factors

(Bluegreen)

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on our operating results and financial condition.

The consolidated financial statements included in the reports we file with the SEC are, and the consolidated financial statements contained herein were, prepared in accordance with GAAP, which involves making estimates, judgments and assumptions. These estimates, judgments and assumptions include, but are not limited to, those related to future cash flows, which in turn are based upon expectations of our performance given current and projected forecasts of the economy in general and the real estate markets. If any estimates, judgments or assumptions change in the future, including in the event the adverse conditions in the real estate market continue for longer than expected or deteriorate further or if our performance does not otherwise meet its expectations, we may be required to record impairment charges against our earnings, which could have a material adverse impact on our operating results and financial condition. In addition, GAAP requirements as to how certain estimates are made may result, for example, in asset valuations which ultimately would not be realized if we were to attempt to sell the asset.

The loss of the services of our key management and personnel could adversely affect our business.

Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff, and we may not be successful in doing so. During January 2012, the SEC filed a lawsuit against BankAtlantic Bancorp and its Chairman and Chief Executive Officer, Alan B. Levan, who also serves as non-executive Chairman of our Board of Directors, Chairman, Chief Executive Officer and President of BFC and a director of Benihana. The lawsuit alleges violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Levan. While BankAtlantic Bancorp has disclosed that it believes that it and Mr. Levan fully complied with applicable law, the outcome of this litigation is uncertain.

BFC holds a majority of our outstanding common stock, which may adversely affect the market price of our common stock.

BFC currently directly or indirectly owns approximately 54% of the outstanding shares of our Common Stock. This control position may have an adverse effect on the market price of our common stock. Further, BFC is in a position to control shareholder votes on the election of directors and other matters requiring the approval of holders of a majority of the shares of our issued and outstanding common stock. However, approval of our merger agreement with BFC requires the affirmative vote of holders of at least 66-2/3% of our issued and outstanding common stock.

Risk Factors

(Financial Services)

RISKS RELATED TO OUR FINANCIAL SERVICES ACTIVITIES

Our Financial Services activities currently consist of the operations of BankAtlantic Bancorp and BankAtlantic. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BankAtlantic Bancorp and its subsidiaries, including BankAtlantic, and BankAtlantic Bancorp’s and BankAtlantic’s management and are not references to BFC or Bluegreen. In addition, “Parent Company” refers to BankAtlantic Bancorp, at its parent company level, and BankAtlantic Bancorp’s management.

The transaction between BB&T and the Parent Company may not be completed on a timely basis, on anticipated terms, or at all.

On November 1, 2011, the Parent Company entered into a Stock Purchase Agreement with BB&T, which was amended on March 13, 2012 (which is referred to within the following risk factors as the “Agreement”), which provides for the sale to BB&T of all of the shares of capital stock of BankAtlantic. Consummation of the transaction is subject to customary closing conditions and the receipt of the regulatory approvals described below, which may not be timely received or may impose conditions unacceptable to the parties. In connection with obtaining the required regulatory approvals to complete the transaction, BankAtlantic submitted notices to and filings with the OCC, and the Parent Company submitted information to and made filings with the Federal Reserve Bank of Atlanta. Branch Banking and Trust Company, a subsidiary of BB&T, submitted an application to the Federal Deposit Insurance Corporation (the “FDIC”), and the North Carolina Office of the Commissioner Banks and BB&T filed an application with the Federal Reserve and presented the transaction for approval by the North Carolina Office of the Commissioner of Banks. In addition, pursuant to the terms of the Cease and Desist Orders, BankAtlantic and the Parent Company submitted requests to the OCC and Federal Reserve, respectively, to take certain actions to facilitate the transaction. With the exception of the North Carolina Office of the Commission of Banks, which approved the transaction on March 14, 2012, each of these notices, filings, applications, forms and requests were submitted during December 2011 and were updated as a result of the March 13, 2012 amendment to the Agreement, and are currently under review by the applicable regulatory agency. These regulatory agencies may not grant any required approvals or waivers on a timely basis, or at all. If closing of the transaction is delayed beyond July 31, 2012, either party may cancel the Agreement. Further, pursuant to the terms of the Agreement, the Parent Company is, in connection with the closing, required to fund amounts necessary to pay the outstanding accrued interest on the Company’s trust preferred securities through closing and pays escrow funds for legal fees and expenses of the trustees in connection with the declared defaults and in the Delaware Court of Chancery action and may be required to pay amounts to BB&T depending on the non-CD deposit balances and the shareholders’ equity of BankAtlantic at the closing. If the closing had occurred on December 31, 2011, we would have been required to pay $41.6 million of deferred interest to the holders of the Parent Company’s trust preferred securities. We may not have available liquidity to make such payments and may need to raise funds through equity or debt financings which may not be available on reasonable terms or at all. While the consummation of the transaction is anticipated to significantly improve the stockholders’ equity of the Parent Company, the net book value of the assets to be retained by the Parent Company as part of the transaction, including the assets to be retained by the LLC in which we will hold a 5% preferred interest, and all of the residual interests, are subject to impairment, and may not in the future be monetized at the values ascribed to them. The proposed sale of BankAtlantic may create uncertainty, which may adversely affect our ability to retain key employees.

If the transaction is not consummated as expected, the Company will again review all strategic alternatives available to it, including a sale of the Company, a sale of BankAtlantic, a sale of its assets and/or the issuance of equity and/or debt securities. These alternatives may not be available on attractive terms or at all. The deferral period on the Company’s outstanding TruPs will end between December 2013 and January 2014, and all accrued interest will be due and payable during the first and second quarters of 2014. If the Company continues to defer interest through December 31, 2013, as anticipated if the transaction is not consummated, the payment due at that time will be approximately $74.4 million based on average interest rates as of December 31, 2011. This amount significantly exceeds the Company’s current market capitalization and, accordingly, any issuance of equity securities is likely to significantly dilute the Company’s shareholders to the extent they do not participate in such offering. Any failure to meet its obligations when due would have a material adverse affect on the Parent Company’s financial condition, results and continuing operations. Further, in the event that the transaction is not consummated, the Parent Company will remain regulated by the Federal Reserve and subject to the Cease and Desist Order described below which requires the

Risk Factors

(Financial Services)

Parent Company to enhance its capital and the capital of BankAtlantic. See the risk factor captioned, “Failure to comply with the Cease and Desist Orders could result in further regulatory action and/or fines and efforts to comply with the Orders could have a material adverse effect on our business and results of operations” below for further information regarding the Cease and Desist Orders to which BankAtlantic Bancorp and BankAtlantic are currently subject.

If we complete the sale of BankAtlantic to BB&T, our business and operations will change and our financial condition and results of operations will depend on whether the assets to be retained by us in connection with the sale transaction are monetized at or near their current book values.

Under the terms of the Agreement with BB&T, BankAtlantic Bancorp will sell BankAtlantic to BB&T, and in connection with the sale, BankAtlantic will distribute to BankAtlantic Bancorp a subsidiary into which BankAtlantic will contribute approximately $175 million in commercial real estate non-accrual loans and real estate owned (based on book values gross of any reserves at January 31, 2012) as well as all rights, claims and judgments relating to previously written off assets (the “Retained Assets”). BankAtlantic Bancorp will also receive in connection with the sale a 5% preferred interest and 100% of the residual interest in another subsidiary (“Newco LLC”) into which BankAtlantic will contribute approximately $424 million of loans and $17 million of real estate owned (based on book values gross of any reserves at January 31, 2012). BB&T will hold the remaining 95% preferred interest in Newco LLC until such time as it has received cash distributions of $285 million plus a priority return of LIBOR plus 2.0% per annum. Following completion of the sale transaction, we expect to focus our operations on managing the Retained Assets and on servicing approximately $73 million of commercial nonaccrual loans to be held by Newco LLC and the assets held by our wholly owned asset workout subsidiary. Our activities in this regard may include renewing, modifying, increasing, extending, refinancing and making protective advances with respect to the assets and participating in the management of real estate development activities. Additionally, based on the timing and volume of cash flows generated in connection with our management of these assets and our interests in Newco LLC, we may in the near-term make short term investments, and over time make investments and engage in various specialty finance activities. Accordingly, our business and operations will differ significantly from our current business and operations. BankAtlantic Bancorp’s financial condition and results of operations will be dependent in the near term, in large part, on our ability to successfully manage and monetize the Retained Assets, the assets currently held in the asset workout subsidiary and the assets in Newco LLC which we have been engaged to service as well as on the cash flow we receive based on our interest in Newco LLC. Further, our financial condition and results of operations will be dependent in the longer term on these factors as well as our ability to invest these cash flows and to operate a specialty finance business. If the Retained Assets and the assets contained in Newco LLC are not monetized at or near the current book values ascribed to them, our financial condition and results of operations would be adversely affected, and our ability to successfully pursue a specialty finance business could be adversely affected.

Failure to comply with the Cease and Desist Orders could result in further regulatory action and/or fines and efforts to comply with the Orders could have a material adverse effect on our business and results of operations.

On February 23, 2011, the Parent Company entered into a Cease and Desist Order with its primary regulator (the “Company Order”), and BankAtlantic entered into a Cease and Desist Order with its primary regulator (the “Bank Order” and, collectively with the Company Order, the “Orders”).

Any material failure by the Parent Company or BankAtlantic to comply with the terms of the Orders could result in additional enforcement actions and/or the imposition of fines. For example, if BankAtlantic does not meet the capital ratio requirements in the Bank Order, BankAtlantic would be required to submit a contingency plan that is acceptable to its regulators and that would detail steps to be taken by BankAtlantic that would lead to a potential sale of BankAtlantic or liquidation. Further, failure to maintain minimum regulatory capital levels could result in further action, which could include the imposition of fines and/or additional enforcement actions. Enforcement actions broadly available to regulators include the issuance of a capital directive, removal of officers and/or directors, institution of proceedings for receivership or conservatorship, and termination of deposit insurance. BankAtlantic would be required to implement the contingency plan upon written notification from its regulators. Further, efforts to comply with the Orders may have material adverse effects on the operations and financial condition of the Company.

While the Parent Company has entered into the Agreement to sell BankAtlantic to BB&T and it is expected that the Company Order will be terminated by the Federal Reserve soon after or upon consummation of the transaction, the transaction may not be consummated, in which case the Parent Company would remain subject to the Company Order.

Risk Factors

(Financial Services)

Our recent financial performance and actions by our regulators, combined with continued capital and credit market volatility, may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.

The Company incurred losses of $28.7 million, $143.3 million and $185.8 million during the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively. As part of its efforts to maintain regulatory capital ratios, BankAtlantic has reduced its assets and repaid borrowings. However, the reduction of earning asset balances has resulted in reduced income, while at the same time BankAtlantic has experienced significant credit losses.

The Parent Company contributed $20 million, $28 million and $105 million to the capital of BankAtlantic during the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the Parent Company had $2.5 million of liquid assets. While a wholly-owned work-out subsidiary of the Parent Company also holds a portfolio of approximately $7.3 million of non-performing loans, net of reserves, $2.4 million of performing loans and $9.1 million of real estate owned, in each case as of December 31, 2011, which it could seek to liquidate, the Parent Company’s sources of funds to continue to support BankAtlantic are limited.

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

In light of the need for the Parent Company to be in a position to provide capital to BankAtlantic, as well as the anticipated imposition of capital requirements on thrift holding companies under the Dodd-Frank Act, in the event that the BB&T transaction is not consummated, the Parent Company will continue to evaluate raising additional funds through the issuance of securities. Any such financing could be obtained through additional public offerings, private offerings, in privately negotiated transactions, through a rights offering or otherwise. We could also pursue these financings at the Parent Company level or directly at BankAtlantic or both. Issuances of equity directly at BankAtlantic would dilute the Parent Company’s interest in BankAtlantic. During February 2010, we filed a shelf registration statement with the SEC registering up to $75 million of our Class A Common Stock and/or other securities in the future. We currently have $44 million remaining on this shelf registration statement. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The terms and pricing of any future transaction by the Parent Company or BankAtlantic could result in additional substantial dilution to our existing shareholders. As a result, our shareholders bear the risks of future offerings at the Parent Company level reducing the price of our Class A Common Stock, and diluting their holdings in the Company, and future offerings directly at BankAtlantic diluting the Parent Company’s interest in BankAtlantic. Additionally, depending on the amount of shares issued in any future offering, the Company’s ability to use its net operating losses to reduce taxable income in future periods may be substantially limited.

The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.

The deterioration of economic conditions in the Florida residential real estate market, including the decline in median home prices in all major metropolitan areas in Florida, and the downturn in the Florida commercial real estate market, resulted in substantial non-performing assets and provision for loan losses at BankAtlantic over the past three years. The housing industry has been in a prolonged downturn reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in an over-supply of housing inventory and increased foreclosure rates. Additionally, the Florida economy and these adverse market conditions have negatively impacted the commercial non-residential real estate market. BankAtlantic’s earnings and financial condition were adversely impacted over the past three years as the majority of its loans are secured by real estate in Florida. We expect that our earnings and financial condition will continue to be unfavorably impacted if market conditions do not improve or deteriorate further in Florida. At December 31, 2011, BankAtlantic’s loan portfolio included $265.4 million of non-accrual loans concentrated in Florida.

Risk Factors

(Financial Services)

Our loan portfolio is concentrated in loans secured by real estate, a majority of which are located in Florida, which makes us susceptible to credit losses given the current depressed real estate market.

Conditions in the United States real estate market have deteriorated significantly beginning in 2007, particularly in Florida, BankAtlantic’s primary lending area. BankAtlantic’s loan portfolio is concentrated in commercial real estate loans (most of which are located in Florida), residential mortgages (nationwide), and consumer home-equity loans (throughout BankAtlantic’s markets in Florida). BankAtlantic has a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the Florida real estate markets. At December 31, 2011, BankAtlantic’s loan portfolio included $1.6 billion of loans concentrated in Florida, which represented approximately 66% of its loan portfolio.

We believe that BankAtlantic’s commercial residential loan portfolio has exposure to further declines in the Florida real estate market. As of December 31, 2011 commercial residential loans totaled $105.1 million. In addition to the loans described above, during 2008, the Parent Company formed an asset workout subsidiary which acquired non-performing commercial residential real estate loans from BankAtlantic. The balance of these non-performing loans as of December 31, 2011 was $8.1 million, including $3.7 million of commercial residential loans.

Market conditions have resulted in, and may in the future result in, our commercial residential real estate borrowers having difficulty selling lots or homes in their developments for an extended period. Additionally, if the economic environment deteriorates further, collateral values may decline further which likely would result in increased credit losses in these loans.

Included in the commercial real estate loan portfolio are approximately $512.3 million of commercial non-residential and commercial land loans. A borrower’s ability to repay commercial land loans is dependent on the success of the real estate project. A borrower’s ability to repay commercial non-residential loans is dependent upon maintaining tenants through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. The combination of these factors could result in further deterioration in real estate market conditions and BankAtlantic may recognize higher credit losses on these loans, which would adversely affect our results of operations and financial condition.

BankAtlantic’s commercial real estate loan portfolio includes 8 large lending relationships totaling $211.4 million, including relationships with unaffiliated borrowers involving lending commitments in each case in excess of $20 million. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.

The Parent Company has deferred interest on its outstanding junior subordinated debentures and anticipates that it will continue to defer this interest for the foreseeable future, which could adversely affect its financial condition and liquidity.

The Parent Company began deferring interest on all of its $294 million of junior subordinated debentures as of March 2009 which resulted in the deferral and accrual of an aggregate of $42.9 million of regularly scheduled quarterly interest payments that would otherwise have been paid during the years ended December 31, 2011, 2010 and 2009. The terms of the junior subordinated debentures allow the Parent Company to defer interest payments for up to 20 consecutive quarterly periods, and the Parent Company anticipates that it will continue to defer such interest for the foreseeable future. During the deferral period, interest continues to accrue on the junior subordinated debentures, as well as on the deferred interest, at the relevant stated coupon rate, and at the end of the deferral period, the Parent Company will be required to pay all interest accrued during the deferral period. In the event that the Parent Company elects to defer interest on its junior subordinated debentures for the full 20 consecutive quarterly periods permitted under the terms of the junior subordinated debentures, the Parent Company would owe approximately $74.4 million of accrued interest as of December 31, 2013 (based on average interest rates applicable at December 31, 2011, which were at historically low interest rate levels). As most of the outstanding junior subordinated debentures bear interest at rates that are indexed to LIBOR, if LIBOR rates increase, the interest that would accrue during the deferral period would be significantly higher and likewise increase the amount the Parent Company would owe at the conclusion of the deferral period.

While BB&T has agreed to assume BankAtlantic Bancorp’s obligations under the trust preferred securities, under the terms of the Agreement relating to the proposed sale of BankAtlantic, BankAtlantic Bancorp has agreed to pay all previously deferred interest payments and accrued interest through the closing of the transaction, which was approximately $41.6 million as of December 31, 2011.

Risk Factors

(Financial Services)

BankAtlantic obtained a significant portion of its non-interest income through service charges on core deposit accounts, and recent legislation designed to limit service charges has reduced our fee income.

Historically, BankAtlantic generated a substantial amount of service charge income. The largest component of this service charge income historically was overdraft fees. Changes in banking regulations, in particular the Federal Reserve’s rules prohibiting banks from automatically enrolling customers in overdraft protection programs, which became effective July 1, 2010, as well as changes in BankAtlantic’s overdraft policies have contributed to a significant reduction in our service charge income during the years ended December 31, 2011 and 2010 and this impact is expected to continue in subsequent periods. Additionally, the Dodd-Frank Act may further limit the assessment of overdraft fees. Changes in customer behavior, modification of our service charge practices as well as increased competition from other financial institutions has also resulted in declines in service charge income. The reduction in deposit account fee income during 2011 had an adverse impact on our earnings and further reductions during 2012 would likewise impact our earnings.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act, which imposes significant regulatory and compliance changes. Currently, we believe the key effects of the Dodd-Frank Act on our business are:

•

changes to the thrift supervisory structure, including the elimination of the OTS and the transfer of oversight of federally chartered thrift institutions to the OCC and of thrift holding companies to the Federal Reserve ;

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

BankAtlantic’s FDIC deposit insurance expense for the year ended December 31, 2011 was $9.6 million. BankAtlantic’s prepaid insurance assessment was $12.7 million at December 31, 2011. If the FDIC determines that increased premiums are necessary, BankAtlantic may be required to pay additional FDIC specific assessments or incur increased annual insurance rates which would increase our expenses and adversely impact our results.

Risk Factors

(Financial Services)

The Parent Company and BankAtlantic are each subject to significant regulation and the Company’s activities and the activities of the Company’s subsidiaries, including BankAtlantic, are subject to regulatory requirements that could have a material adverse effect on the Company’s business.

The Parent Company is a “grandfathered” unitary savings and loan holding company and currently has broad authority to engage in various types of business activities. However, we may be prevented from engaging in activities, or limited with respect to certain activities, if it is determined that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness or stability of BankAtlantic.

Unlike bank holding companies, as a unitary savings and loan holding company, we have not historically been subject to capital requirements. However, it is anticipated that capital requirements will be imposed on savings and loan holding companies in the future. The Dodd-Frank Act may, among other things, eliminate the status of a “savings and loan holding company” and require us to register as a bank holding company, which would subject us to regulatory capital requirements. Further, the regulatory bodies having authority over us may adopt regulations in the future that would affect our operations, including our ability to engage in certain transactions or activities.

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

At December 31, 2011, BankAtlantic’s allowance for loan losses was $129.1 million which represented approximately 5.02% of total loans and 38% of non-performing loans.

BankAtlantic’s interest-only residential loans expose it to greater credit risks.

As of December 31, 2011, approximately $375.5 million of BankAtlantic’s purchased residential loan portfolio consisted of interest-only loans, representing approximately 40% of the total purchased residential loan portfolio. While these loans are not considered sub-prime or negative amortizing loans, these loans have reduced initial loan payments with the potential for significant increases in monthly loan payments in subsequent periods, even if interest rates do not rise, as required amortization of the principal commences. During the year ended December 31, 2012, approximately $49 million of the loans in this portfolio will begin principal amortization. Monthly loan payments also increase if interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan. As previously noted, current economic conditions in the residential real estate markets and the mortgage finance markets have made it more difficult for borrowers to refinance their mortgages which also increases our exposure to loss.

Risk Factors

(Financial Services)

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2011 and 2010, the Company’s non-performing loans totaled $345.3 million and $385.5 million, or 13% and 12% of our loan portfolio, respectively. At December 31, 2011 and 2010, the Company’s non-performing assets (which include non-performing loans and foreclosed real estate) were $436 million and $464 million, or 12% and 10% of our total assets, respectively. In addition, the Company had approximately $34 million and $38 million in accruing loans that were 30-89 days delinquent at December 31, 2011 and 2010, respectively. Our non-performing assets adversely affect our net income in various ways. Until economic and real estate market conditions improve, particularly in Florida but also nationally, we expect to continue to incur additional losses relating to an increase in non-performing loans and non-performing assets. We record interest income on non-performing loans on a cash basis and generally incur operating losses associated with real estate owned. When we receive the collateral in foreclosures or similar proceedings, we are required to mark the related collateral to the then fair market value, generally based on appraisals of the property obtained by us, which often results in an additional loss. These loans and real estate owned also increase our risk profile, and increases in the level of non-performing loans and non-performing assets impact our regulators’ view of appropriate capital levels, which was a major contributing factor to the imposition of the Orders. Our regulators will likely require us to maintain enhanced capital levels until, at a minimum, our levels of non-performing loans and assets are substantially reduced. While we seek to manage our nonperforming assets, decreases in the value of these assets or deterioration in our borrowers’ financial condition, which is often impacted by economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of management time.

BankAtlantic’s consumer loan portfolio is concentrated in home equity loans collateralized by Florida properties primarily located in the markets where BankAtlantic operates its branch network.

The decline in residential real estate prices and higher unemployment throughout Florida over the past several years has resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to the turmoil in the credit markets, financial institutions have tightened underwriting standards which has limited borrowers’ ability to refinance. These conditions have adversely impacted delinquencies and credit loss trends in BankAtlantic’s home equity loan portfolio. Approximately 74% of the loans in BankAtlantic’s home equity portfolio are residential second mortgages that exhibit higher loss severity than residential first mortgages. If current economic conditions do not improve and home prices fall, BankAtlantic may experience higher credit losses from this loan portfolio. Since the collateral for this portfolio consists primarily of second mortgages, it is unlikely that BankAtlantic will be successful in recovering all or any portion of its loan proceeds in the event of a default unless BankAtlantic is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.

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

Risk Factors

(Financial Services)

Changes in interest rates can have differing effects on BankAtlantic’s net interest income. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in a decrease in interest income relative to interest expense and therefore reduce BankAtlantic’s net interest income. While BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, BankAtlantic may not be successful in doing so.

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

Like all financial institutions, BankAtlantic’s assets are primarily funded through its customer deposits and changes in interest rates, availability of alternative investment opportunities, a loss of confidence in financial institutions in general or BankAtlantic in particular, and other factors may make deposit gathering more difficult. If BankAtlantic experiences decreases in deposit levels, it may need to increase its borrowings, which may not be available in sufficient amounts, or liquidate a portion of its assets, which may not be readily saleable. Additionally, interest rate changes or further disruptions in the capital markets may make the terms of borrowings and deposits less favorable. For a further discussion on liquidity, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources.”

BankAtlantic has significantly reduced operating expenses over the past three years and BankAtlantic may not be able to continue to reduce expenses without adversely impacting its operations.

BankAtlantic’s operating expenses have declined from $259 million for the year ended December 31, 2009 to $186 million for the year ended December 31, 2011. BankAtlantic reorganized its operations during this period and significantly reduced operating expenses while focusing on its core businesses and seeking to maintain quality customer service. BankAtlantic may not be successful in efforts to further reduce expenses or to maintain its current expense structure. BankAtlantic’s inability to reduce or maintain its current expense structure may have an adverse impact on our results.

Prior to 2009, the Parent Company relied on dividends from BankAtlantic to service its debt and pay dividends, but no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future.

BankAtlantic has not paid a dividend to the Parent Company since September 2008, and the Bank Order prohibits BankAtlantic from paying dividends to the Parent Company without the prior written non-objection of the OCC. As such, BankAtlantic does not intend to pay dividends to the Parent Company for the foreseeable future.

Risk Factors

(Financial Services)

The cost and outcome of pending legal proceedings may impact our results of operations.

The Parent Company, BankAtlantic and their subsidiaries are currently parties in ongoing litigation, legal and regulatory proceedings which have resulted in significant non-interest expenses relating to legal and other professional fees. Pending proceedings include class action securities litigation, litigation which has been brought by the SEC, the Orders, litigation arising out of our banking operations including workouts and foreclosures, potential class actions by customers relating to service and overdraft fees assessed to their accounts, and legal proceedings associated with our tax certificate business and relationships with third party tax certificate ventures. While, based on current information, we believe that we have meritorious defenses in these proceedings, we anticipate continued elevated legal and related costs as parties to the actions and the ultimate outcomes of the matters are uncertain. See Item 3. Legal Proceedings for a further discussion regarding the legal proceedings to which the Company is currently subject.

Further reductions in BankAtlantic’s assets may adversely affect our earnings and/or operations.

BankAtlantic has reduced its assets and repaid borrowings in order to improve its liquidity and regulatory capital ratios. The reduction of earning asset balances has reduced our net interest income. Our net interest income was $163.3 million for the year ended December 31, 2009 and $125.4 million for the year ended December 31, 2011. The reduction in net interest income from earning asset reductions has previously been offset in part by lower operating expenses in prior periods. Our ability to further reduce expenses without adversely affecting our operations may be limited and as a result, further reductions in our earning asset balances in future periods may adversely affect earnings and/or operations.

Adverse market conditions have affected and may continue to affect the financial services industry as well as our business and results of operations.

Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing and commercial real estate markets and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of our loans and resulted in significant asset impairments at all financial institutions, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions including BankAtlantic. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets has adversely affected and may continue to adversely affect our business, financial condition and results of operations. Further negative market and economic developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on BankAtlantic and others in the financial services industry. In particular, we may experience and may continue to be impacted by the following risks in connection with these events:

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

•

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may adversely impact our ability to borrow on favorable terms or at all from other financial institutions or government entities.

•	Increased regulation of the industry may increase costs, decrease fee income and limit BankAtlantic’s activities and operations.

Risk Factors

(Financial Services)

•

Increased competition among financial services companies based on the recent consolidation of competing financial institutions may adversely affect BankAtlantic’s ability to competitively market its products and services.

•	BankAtlantic may be required to pay higher FDIC deposit premiums and assessments.

•	Continued asset valuation declines could further increase our credit losses and result in additional impairments of goodwill and other assets.

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

BankAtlantic’s business, the location of its branches, the primary source of repayment for its small business loans and the real estate collateralizing its commercial real estate loans (and the loans held by our asset workout subsidiary) and its consumer home equity loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks, as high unemployment rates, declines in the housing industry and declines in the real estate market have generally been more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a greater negative impact on our revenues, financial condition and business than on similar institutions in markets outside of Florida. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans and the value of any collateral held by us, or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

The Company is controlled by BFC Financial Corporation and its controlling shareholders and this control position may adversely affect the market price of the Company’s Class A Common Stock.

BFC owns shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 75% of the Company’s total voting power. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own shares of BFC’s class A and class B common stock representing approximately 71% of BFC’s total voting power. The Company’s Class A Common Stock and class B Common Stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and

Risk Factors

(Financial Services)

Abdo, indirectly through BFC, are in a position to control the Company, elect the Company’s Board of Directors and significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of the Company’s Class A Common Stock vote as a separate class. This control position may have an adverse effect on the market price of the Company’s Class A Common Stock.

BFC can reduce its economic interest in us and still maintain voting control.

Our Class A Common Stock and Class B Common Stock generally vote together as a single class, with our Class A Common Stock possessing a fixed 53% of the aggregate voting power of all of our common stock and our Class B Common Stock possessing a fixed 47% of such aggregate voting power. Our Class B Common Stock currently represents less than 1% of our common equity and 47% of our total voting power. As a result, the voting power of our Class B Common Stock does not bear a direct relationship to the economic interest represented by the shares. Any issuance of shares of our Class A Common Stock will further dilute the relative economic interest of our Class B Common Stock, but will not decrease the voting power represented by our Class B Common Stock. Further, our Restated Articles of Incorporation provide that these relative voting percentages will remain fixed until such time as BFC and its affiliates own less than 97,253 shares of our Class B Common Stock, which is approximately 50% of the number of shares of our Class B Common Stock that BFC now owns, even if additional shares of our Class A Common Stock are issued. Therefore, BFC may sell up to approximately 50% of its shares of our Class B Common Stock (after converting those shares to Class A Common Stock), and significantly reduce its economic interest in us, while still maintaining its voting power. If BFC were to take this action, it would widen the disparity between the equity interest represented by our Class B Common Stock and its voting power. Any conversion of shares of our Class B Common Stock into shares of our Class A Common Stock would further dilute the voting interests of the holders of our Class A Common Stock.

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

A sustained decline in the Company’s Class A Common Stock price may result in the delisting of its Class A Common Stock from the NYSE.

The Company’s Class A Common Stock currently trades on the NYSE. Like many other companies involved in the financial services industry over the last several years, the trading price of the Company’s Class A Common Stock has experienced a substantial decline. A listed company would be deemed to be below compliance with the continued listing standards of the NYSE if, among other things, the listed company’s average closing price was less than $1.00 over a consecutive 30 trading day period or, with respect to listed companies with shareholders equity of less than $50 million, the listed company’s average market capitalization was less than $50 million over a consecutive 30 trading day period. The NYSE’s market capitalization and equity requirements are based on the Company’s publicly traded stock at the holding company level.

On April 6, 2011, the Company was notified that its Class A Common Stock did not satisfy one minimum share price standard because, as of March 31, 2011, the average closing price per share of the Company’s Class A Common Stock over the preceding 30 trading day period was $0.98. Under the rules of the NYSE, the Company had a six month period to cure the deficiency, which was accomplished as a result of the one-for-five reverse stock split affected by the Company during October 2011.

Risk Factors

(Financial Services)

On October 21, 2011, the Company received notification that it was below the NYSE’s continued listing criteria because, as of October 14, 2011, the Company’s average market capitalization for the preceding 30-day trading period was $48.9 million. In accordance with the NYSE’s rules, the Company submitted a business plan to the NYSE in which it advised the NYSE of the actions it has taken or expects to take in order to comply with the NYSE’s continued listing standards within 18 months. The Company’s Class A Common Stock will continue to be listed and traded on the NYSE during this period, subject to the NYSE’s acceptance of the business plan, and the Company’s compliance with the business plan and the other continued listing standards of the NYSE.

If the Company does not timely regain compliance with the NYSE’s average market capitalization standard and otherwise meet and continue to comply with the requirements for continued listing, then the Company’s Class A Common Stock will be delisted from the New York Stock Exchange. In such case, the Company would attempt to cause its Class A Common Stock to be eligible for quotation on the OTC Bulletin Board. However, in such event, the trading price of the Company’s Class A Common Stock would likely be adversely impacted, it may become more difficult for the holders of the Company’s Class A Common Stock to sell or purchase shares of the Company’s Class A Common Stock, and it may become more difficult for the Company to raise capital, which could materially and adversely impact the Company’s business, prospects, financial condition and results of operations.

The loss of key personnel or the failure to attract and retain highly qualified personnel could adversely affect our operations.

Our performance is largely dependent on the talents and efforts of skilled individuals. There is intense competition in the financial services industry for qualified employees. We also face increasing competition with businesses outside the financial services industry for the most highly skilled individuals. In addition, our recent losses, reductions in force and other efforts to achieve operating efficiencies as well as the concerns about the transaction to sell BankAtlantic to BB&T and the instability of financial institutions in general may make it more difficult to retain key personnel. Our business operations could be adversely affected if we are unable to retain and motivate our existing employees and attract new employees as needed. During January 2012, the SEC filed a lawsuit against the Company’s Chairman and Chief Executive Officer, Alan B. Levan, alleging violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Alan Levan. While the Company believes that it and Mr. Levan fully complied with applicable law, the outcome of this litigation is uncertain. In the event Mr. Alan Levan is restricted from serving, or is otherwise unable to serve, as an executive officer and/or director of the Company, the Company and its business, as well as the businesses of its subsidiaries, may be adversely impacted. However, the Company believes that any such adverse impact would be mitigated by the continuation of service of other executive officers, including Mr. Abdo, who serves as a director of the Company and Vice Chairman of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The principal executive offices of BFC, Woodbridge, BankAtlantic Bancorp and BankAtlantic are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309. The property is owned by BankAtlantic. BFC and BFC Shared Service Corporation (“BFC Shared Service”) lease office space within the building from BankAtlantic.

Bluegreen’s principal executive office is located in Boca Raton, Florida in approximately 158,838 square feet of leased space. At December 31, 2011, Bluegreen also maintained sales offices at 21 of its resorts, as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana.

The following table sets forth, with respect to BankAtlantic, owned and leased branches by region at December 31, 2011:

	Miami - Dade	Broward	Palm Beach
Owned full-service branches	9	13	25
Leased full-service branches	9	11	4
Ground leased full-service branches (1)	3	3	1

Total full-service branches	21	27	30

Lease expiration dates	2012-2020	2012-2015	2012-2016

Ground lease expiration dates	2026-2027	2017-2072	2026

(1)	Branches in which BankAtlantic owns the building and leases the land.

The following table sets forth BankAtlantic’s leased drive-through facilities and leased back-office facilities by region at December 31, 2011:

	Miami - Dade	Broward	Orlando
Leased drive-through facilities	1	1	—

Leased drive through expiration dates	2015	2014	—

Leased back-office facilities	1	—	1

Leased back-office expiration dates	2018	—	2013

In prior years, BankAtlantic had acquired land and executed operating leases for store expansion. As of December 31, 2011, BankAtlantic is seeking to sublease the leased properties, and sell the parcels of land which were not used for branch expansion. The following table sets forth the executed leases and land purchased for store expansion as of December 31, 2011:

	Broward	Palm Beach	Tampa Bay	Orlando / Jacksonville
Executed leases held for sublease	2	1	2	—

Executed lease expiration dates	2013-2030	2029	2028-2048	—

Land held for sale	—	1	1	3

ITEM 3. LEGAL PROCEEDINGS

BFC and its Wholly Owned Subsidiaries

In the ordinary course of business, BFC and its wholly-owned subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BFC accrued $4.6 million for pending legal proceedings as of December 31, 2011, all of which related to the Woodbridge appraisal rights litigation described below. BFC believes that it has meritorious defenses in the pending legal actions and that reasonably possible losses arising from these pending legal matters, in excess of the amounts currently accrued, if any, will not have a material impact on BFC’s financial statements. However, due to the significant uncertainties involved in these legal matters, the actual losses which may be incurred by BFC cannot be predicted.

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida

Under the FBCA, holders of Woodbridge’s Class A Common Stock who did not vote to approve BFC’s merger with Woodbridge and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of the FBCA) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with the FBCA, Woodbridge provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. As of December 31, 2011, dissenting shareholders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. In December 2009, BFC recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders. The appraisal rights litigation thereafter commenced and is ongoing. The outcome of the litigation is uncertain and there is no assurance as to the amount of cash that will be required to be paid to the dissenting shareholders, which amount may be greater than the $4.6 million that BFC has accrued.

Robert D. Dance, individually and on behalf of all others similarly situated v. Woodbridge Holdings Corp. (formerly known as Levitt Corp.), Alan B. Levan, and George P. Scanlon, Case No. 08-60111-Civ-Graham/O’Sullivan, Southern District of Florida

On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of securities against Woodbridge and certain of its officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of Woodbridge’s securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements regarding financial results, prospects and condition. An agreement to settle the matter was reached during April 2011 and granted final approval by the presiding court during September 2011. Under the terms of the settlement agreement, Woodbridge agreed to pay a total of $1.95 million to the plaintiffs, which amount is fully insured without participation by BFC. The settlement agreement does not contain any admission of responsibility by Woodbridge or any other of the named defendants.

Westchester Fire Insurance Company vs. City of Brooksville, United States District Court, Middle District of Florida, Tampa Division, Case No. 8:09 CV 00062-T23 TBM

This litigation arose from a dispute regarding liability under two performance bonds for infrastructure issued in connection with a plat issued by the City of Brooksville for a single family housing project that was not commenced. The project had been abandoned by Levitt and Sons prior to its bankruptcy filing as non-viable as a consequence of the economic downturn and, in connection with the Levitt and Sons bankruptcy, the mortgagee, Key Bank, was permitted by agreement to initiate and conclude a foreclosure leading to the acquisition of the property by Key Bank’s subsidiary. The City of Brooksville contended that, notwithstanding that the development had not proceeded and was not likely to proceed at any known time in the future, it was entitled to recover the face amount of the bonds in the approximate amount of $5.4 million. Woodbridge filed a suit for declaratory judgment (in the name of its surety, Westchester)

against the City of Brooksville contending that the obligation under the bonds had terminated. In August 2010, Woodbridge was granted a motion for summary judgment. Subsequent to the motion being granted, the municipality appealed the decision. On March 8, 2012, the court of appeals reaffirmed the district court’s motion for summary judgment.

Litigation Regarding the Proposed BFC/Bluegreen Merger

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to Bluegreen’s proposed merger with BFC were filed against Bluegreen Corporation, the members of its board of directors and BFC. As described below, four of these lawsuits have been consolidated into a single action in Florida. The other three lawsuits, which were filed in Massachusetts, have been stayed. The lawsuits seek to enjoin the merger or, if it is completed, to recover relief as determined by the applicable presiding court to be appropriate. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits have been consolidated into an action styled Richard Harriman, on behalf of himself and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC. On December 22, 2011, the plaintiffs filed an amended complaint in the consolidated action which alleges that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen Corporation without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of our minority shareholders. The amended complaint further alleges that BFC aided and abetted the individual director defendants’ alleged breaches of fiduciary duties. The amended complaint seeks declaratory and injunctive relief, along with damages and attorneys’ fees and costs.

The three Massachusetts lawsuits were filed in the Superior Court for Suffolk County in the Commonwealth of Massachusetts and make substantially the same allegations and claims as in the Florida cases. These three lawsuits are styled as follows: Gaetano Bellavista Caltagirone, on behalf of himself and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on November 16, 2011); Alan W. Weber and J.B. Capital Partners L.P., on behalf of themselves and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on November 29, 2011); and Barry Fieldman, as Trustee for the Barry & Amy Fieldman Family Trust, on behalf of themselves and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on December 6, 2011). On January 17, 2012, the Massachusetts court stayed all three actions for six months in favor of the consolidated action proceeding in Florida.

BFC and Bluegreen believe that these lawsuits are without merit and intend to defend against them vigorously.

Bluegreen Corporation

In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale or financing of VOIs or other resort operations. Bluegreen is also subject to matters relating to Bluegreen Communities’ business, which we now report as a discontinued operation. Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. Bluegreen takes these matters seriously and attempt to resolve any such issues as they arise. Unless otherwise described below, Bluegreen believes that these claims are routine litigation incidental to its business.

Reserves are accrued for matters in which Bluegreen believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of December 31, 2011, Bluegreen has accrued $2.6 million for matters which Bluegreen believes meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Management of Bluegreen is not at this time able to estimate a range of reasonably possible losses with respect to these matters in which it is reasonably possible that a loss will occur. In certain matters, Bluegreen is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs’ have not quantified or factually supported the claim.

Bluegreen believes that liabilities arising from the litigation and regulatory matters discussed below, in excess of the amounts currently accrued, if any, will not have a material impact on its financial statements.

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. Bluegreen believes the attempt to impose such a tax is contrary to Tennessee law and has vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The State of Tennessee Department of Revenue confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but has taken the position that Bluegreen owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011, Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the State of Tennessee Department of Revenue.

Destin, Florida Deposit Dispute Lawsuit

In Case No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, during 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Bluegreen maintains that its decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and that Bluegreen is therefore entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that Bluegreen breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. Bluegreen has filed a notice of appeal with the First District Court of Appeal seeking to appeal the trial court’s decision. The escrow deposit and all accrued interest have been placed in the appropriate Court registry pending the outcome of the appeal.

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

The matters described below relate to Bluegreen Communities’ business, which is reported as a discontinued operation. However, as the Purchase and Sale Agreement with Southstar relating to the proposed sale of substantially all of the assets of Bluegreen Communities (as further described in Note 5) is structured as an asset sale and Southstar has not agreed to assume the liabilities related to the matters described below, these matters would be retained by us even if the transaction is consummated.

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010, the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the Plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest’s inaction in not leasing the mineral rights was not, by itself, a breach of a duty. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling. Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. Southwest intends to vigorously defend itself against these allegations.

Community Cable Service, LLC Lawsuit

On June 3, 2010, in Case No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen Communities’ Sanctuary Cove single family residential community. In its complaint, the plaintiffs alleged that unpaid bulk cable fees were due from the defendants, and that the non-payment of fees will continued to accrue on a monthly basis. Bluegreen Communities of Georgia and the community association responded that the plaintiffs breached the parties’ contract. On November 4, 2011, an agreement was executed by the parties to settle the matter. Pursuant to the terms of the settlement agreement, Bluegreen Communities of Georgia and the community association agreed to make payments to the plaintiffs with Bluegreen Communities of Georgia making payment over a four-year period (as described below), and the plaintiffs agreed to dismiss the lawsuit, release the defendants from any other obligations relating to the matter, and convey the bulk cable system to the community association for use by its residents. Under the terms of the settlement agreement, the community association made a payment to the plaintiffs of $250,000 and Bluegreen Communities of Georgia has agreed to make three annual payments to the plaintiffs of $150,000 each and a payment of $125,000 during the fourth year. Bluegreen Corporation has guaranteed Bluegreen Communities of Georgia’s obligations under the settlement agreement. Bluegreen Communities of Georgia has made the payment owed by it under the settlement agreement for the first year of the four-year payment period.

On September 18, 2011, in Case No. T-7663A, styled The County of Comal, Texas vs. Bluegreen Southwest One, LP et al, in the District Court of the 22nd Judicial District, Comal County, Texas, The County of Comal, Texas, collecting property taxes for itself and for various local taxing districts, brought suit for the collection of delinquent taxes alleged to be due, including interest, penalties and costs totaling approximately $0.9 million. On September 28, 2011, Southwest answered the Complaint and alleged it was entitled to an abatement of the proceeding because it has filed administrative protests with the Comal County Appraisal Review Board. On March 12, 2012, Bluegreen learned that Comal County filed a Motion to Dismiss the lawsuit without prejudice, and the Comal County Tax Collector’s Office had issued revised Tax Certificates indicating no past due taxes were due on the properties in question. As of the filing date of this report, Comal County has not indicated whether it intends to re-institute a claim for rollback taxes.

In addition to the legal proceedings described above for Bluegreen, see “Litigation Regarding the Proposed BFC/Bluegreen Merger.”

BankAtlantic Bancorp

BankAtlantic Bancorp and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although BankAtlantic Bancorp believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2011 and 2010 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management of BankAtlantic Bancorp currently estimates the aggregate range of reasonably possible losses as $0.8 million to $1.9 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2011. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BankAtlantic Bancorp’s maximum loss exposure.

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

In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida

On October 29, 2007, Joseph C. Hubbard filed a class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and five of its current or former officers. The defendants in this action are BankAtlantic Bancorp, James A. White, Valerie C. Toalson, Jarett S. Levan, John E. Abdo and Alan B. Levan. The complaint, which was later amended, alleged that during the purported class period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The complaint asserted claims for violations of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought unspecified damages. On December 12, 2007, the presiding court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD. On February 5, 2008, the presiding court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act. The presiding court subsequently changed the caption to In re BankAtlantic Bancorp, Inc. Securities Litigation.

On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of BankAtlantic Bancorp’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 and retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six-month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period.

On April 25, 2011, the presiding court granted the defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. The plaintiffs have appealed the court’s order setting aside the jury verdict with respect to certain of the defendants. The appeal has been fully briefed and the United States Court of Appeals for the Eleventh Circuit has heard oral argument on that appeal.

D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida

In July 2008, BankAtlantic Bancorp and certain of its officers and directors were named in a lawsuit which alleged that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic Bancorp’s commercial real estate loan portfolio. The complaint further alleged that BankAtlantic Bancorp’s public filings and statements did not fully disclose the risks associated with its commercial real estate loan portfolio and sought damages on behalf of BankAtlantic Bancorp. In July 2011, the case was dismissed and the parties exchanged mutual releases and neither the individual defendants nor BankAtlantic Bancorp made any monetary payments in connection with the dismissal.

Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. v. Alan B. Levan, et al., Case No. 0846795 07

On December 2, 2008, the Circuit Court for Broward County stayed a separately filed action captioned Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. Alan B. Levan, et al., Case No. 0846795 07. The Feldman case is a derivative case with allegations virtually identical to those made in the Hugo case described above. In August 2011, the parties entered into a stipulation of dismissal with prejudice with respect to all of the claims in this case, and the court entered an order of dismissal with respect to those claims. Neither the individual defendants nor BankAtlantic Bancorp made any payments in connection with the dismissal.

Jordan Arizmendi, et al., individually and on behalf of all others similarly situated, v. BankAtlantic, Case No. 09-059341 (19), Circuit Court of the 17th Judicial Circuit for Broward County, Florida.

On November 8, 2010, two pending class action cases against BankAtlantic — Farrington v. BankAtlantic, and Rothman v. BankAtlantic – were consolidated, and a Consolidated Amended Class Action Complaint (“Complaint”) was filed. New purported named plaintiffs were added, and the case is now styled as Jordan Arizmendi, et al., individually and on behalf of all others similarly situated, v. BankAtlantic. The Complaint, which asserts claims for breach of contract and breach of the duty of good faith and fair dealing, alleges that the Bank improperly re-sequenced debit card transactions, improperly assessed overdraft fees on positive balances, and improperly imposed sustained overdraft fees on customers one day sooner than provided for under the applicable account agreement. BankAtlantic has filed a motion to dismiss which is pending with the court.

In re BankAtlantic Bancorp, Inc. Litig., Consol. C.A. No. 7068-VCL, Court of Chancery for the State of Delaware

On November 28, 2011, putative holders of direct or indirect interests in trust preferred securities issued by four trusts sponsored by BankAtlantic Bancorp (BBC Capital Trust II, BBC Capital Trust IX and BBC Capital Trust XII (collectively, the “Defendant Trusts”) and BBX Capital Trust 2007 I(A)) sued BankAtlantic Bancorp, the Defendant Trusts and BB&T alleging that the proposed sale of BankAtlantic to BB&T contemplated by the stock purchase agreement between the companies violated provisions contained in the indentures entered into between each of the four trusts and BankAtlantic Bancorp in connection with the issuance of the trust preferred securities. On December 27, 2011, Wilmington Trust Company, in its capacity as trustee under various indentures, declarations of trust and guarantee agreements relating to trust preferred securities issued by BBC Capital Trust II, BBC Capital Trust XI and BBX Capital Trust 2007 II(A) (collectively, the “Wilmington Trusts”) filed a declaratory judgment action against BankAtlantic Bancorp seeking a declaration that the proposed sale of BankAtlantic to BB&T under the terms of the stock purchase agreement violated provisions contained in the indentures relating to the trust preferred securities issued by the Wilmington Trusts. On December 30, 2011, Wells Fargo Bank, N.A., in its capacity as Institutional Trustee of BBC Capital Trust IX and BBC Capital Trust XII, filed a verified complaint in intervention against BankAtlantic Bancorp and BB&T. On January 6, 2012, Trapeza CDO I, LLC, Trapeza CDO II, LLC and Trapeza CDO III, LLC filed a verified complaint in intervention against BankAtlantic Bancorp, BBC Capital Trust V and BBC Capital Trust VI. On February 27, 2012, the Delaware Chancery Court found that the proposed transaction with BB&T, where BankAtlantic Bancorp would retain the trust preferred securities and BB&T would purchase all of the shares of BankAtlantic less certain assets to be retained by BankAtlantic Bancorp, violated the successor obligor provisions in the indentures underlying the trust preferred securities. The court permanently enjoined BankAtlantic Bancorp from proceeding with the sale of the stock of BankAtlantic to BB&T on the terms contemplated by the November 1, 2011 Stock Purchase Agreement. Wilmington Trust Company and Wells Fargo, N.A. have moved for reimbursement of the attorneys’ fees and expenses that they incurred in litigating the action. In March 2012, BankAtlantic Bancorp and BB&T amended the Agreement to require BB&T to assume BankAtlantic Bancorp Parent Company’s trust preferred securities obligations upon the closing of the transaction, meeting the terms of the successor obligor provisions of the indentures.

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and Alan B. Levan, BankAtlantic Bancorp’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BankAtlantic Bancorp’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.

Office of Thrift Supervision Overdraft Processing Examination

As previously disclosed, the Office of Thrift Supervision advised BankAtlantic that it had determined that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. On June 2, 2011, the OTS concluded that BankAtlantic engaged in certain deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act and OTS regulations and requested that BankAtlantic submit a restitution plan for OTS’s consideration. The OTS also advised BankAtlantic that BankAtlantic could be subject to civil money penalties. BankAtlantic believes it has complied with all applicable laws and OTS guidelines and on July 5, 2011, BankAtlantic filed an appeal of the OTS positions. As a result of the integration of the OTS and the OCC, the appeal was reviewed by the OCC and on February 27, 2012 the OCC concurred with the OTS determination that certain of BankAtlantic’s practices were deceptive in violation of Section 5 of the FTC Act, but found that those practices were not unfair under Section 5. Management does not believe a restitution plan will be required or that there will be monetary damages as a result of these findings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:

•

Holders of our Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. If the number of shares of Class B Common Stock outstanding decreases to 500,000, the fixed voting percentages will be eliminated, and holders of our Class A Common Stock and holders of our Class B Common Stock will each be entitled to one vote per share. Each of the share thresholds set forth above will be ratably reduced pursuant to the reverse stock split expected to be effected by BFC in connection with the consummation of the merger with Bluegreen.

•	Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

In addition to any other approval required by Florida law, the voting structure described in the first bulletpoint above may not be amended without the approval of holders of a majority of the outstanding shares of our Class B Common Stock, voting as a separate class.

Market Information

Our Class A Common Stock is quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the ticker symbol “BFCF.PK.” Our Class B Common Stock is quoted on the OTC Bulletin Board under the ticker symbol “BFCFB.OB.” As previously described above, the closing of the merger with Bluegreen is conditioned upon, among other things, our Class A Common Stock being listed for trading on a national securities exchange at the effective time of the merger. We are currently considering whether to seek listing of our Class A Common Stock on the NYSE, NYSE Arca, NYSE Amex or NASDAQ Stock Market. As of the date of filing of this Annual Report on Form 10-K, we have not yet filed a listing application for our Class A Common Stock with any of such national securities exchanges.

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

	Class A Common Stock		Class B Common Stock
	High	Low	High	Low
Calendar Year 2010
First quarter	$0.55	$0.26	$0.65	$0.60
Second quarter	0.99	0.39	1.25	0.85
Third quarter	0.44	0.30	0.85	0.85
Fourth quarter	0.38	0.20	0.85	0.35
Calendar Year 2011
First quarter	$0.49	$0.31	$0.45	$0.31
Second quarter	0.43	0.28	0.40	0.26
Third quarter	0.41	0.29	0.51	0.26
Fourth quarter	0.75	0.26	0.65	0.30

Holders

On March 20, 2012, there were approximately 665 record holders of our Class A Common Stock and approximately 430 record holders of our Class B Common Stock.

Dividends

BFC has never paid cash dividends on its Class A Common Stock or Class B Common Stock. In addition, BFC, on a parent company only basis, previously committed that it would not, without the prior written non-objection of its primary regulator, among other things, declare or make any dividends or other capital distributions other than the regular quarterly dividends payable on BFC’s currently outstanding 5% Cumulative Preferred Stock of approximately $187,500 a quarter. Additionally, on June 30, 2011, BFC was advised that it was not permitted to make dividend payments, including on its 5% Cumulative Preferred Stock, without such prior written non-objection. During the quarter ended September 30, 2011, BFC received from the Federal Reserve a written non-objection to the payment of the dividend on BFC’s outstanding 5% Cumulative Preferred Stock for such quarter. BFC’s Board of Directors declared the $187,500 dividend payable with respect to its outstanding 5% Cumulative Preferred Stock for the quarter ended December 31, 2011, subject to the written non-objection of the Federal Reserve. However, BFC subsequently determined not to seek the Federal Reserve’s written non-objection to the dividend payment and, therefore, has not yet made the dividend payment. Unpaid dividends on BFC’s outstanding 5% Cumulative Preferred Stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. Deregistration is expected to occur in connection with the consummation of BankAtlantic Bancorp’s currently proposed sale of BankAtlantic to BB&T. Upon deregistration, dividend payments by BFC, including with respect to its outstanding 5% Cumulative Preferred Stock, will no longer require the prior written non-objection of the Federal Reserve. The $187,500 amount related to the fourth quarter dividend payment is included in other liabilities in BFC’s consolidated statement of financial condition as of December 31, 2011.

Subject to the foregoing, future declaration and payment of cash dividends with respect to BFC’s Class A Common Stock, if any, will be determined in light of the then-current financial condition of BFC and other factors deemed relevant by the board of directors of BFC.

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding restrictions on the ability of BankAtlantic Bancorp, BankAtlantic and Bluegreen to pay dividends to holders of their capital stock.

Issuer Purchases of Equity Securities

On September 21, 2009, BFC’s Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. This program replaced the $10 million repurchase program that BFC’s Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. In 2008, BFC repurchased 100,000 shares of Class A Common Stock at an aggregate cost of $54,000 under the prior program. The current program, like the prior program, authorizes management, at its discretion, to approve the repurchase of shares from time to time subject to market conditions and other factors. No shares were repurchased during the year ended December 31, 2011, 2010 or 2009.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2007 through 2011. Certain selected financial data presented below is derived from our consolidated financial statements. This table is a summary and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except for per share data)
Statements of Operations Data:
Revenues
Real Estate and Other Activities	$403,529	382,422	49,374	15,761	414,928
Financial Services	270,173	284,828	354,087	449,571	520,793

	673,702	667,250	403,461	465,332	935,721

Costs and Expenses
Real Estate and Other Activities	358,292	399,650	194,227	74,342	708,799
Financial Services	296,880	426,856	573,467	634,970	579,458

	655,172	826,506	767,694	709,312	1,288,257

Gain on bargain purchase of investment in Bluegreen	—	—	182,849	—	—
Gain (loss) on settlement of investment in subsidiary	10,690	(977)	29,679	—	—
Gain on extinguishment of debt	11,625	13,049	—	—	—
Equity in earnings (loss) from unconsolidated affiliates	1,954	(1,483)	33,381	15,064	12,724
Impairment of unconsolidated affiliates	—	—	(31,181)	(96,579)	—
Impairment of other investments	—	—	(2,396)	(15,548)	—
Investment gains	—	—	6,654	2,076	—
Other income	1,837	2,687	3,104	7,743	17,173

Income (loss) from continuing operations before income taxes	44,636	(145,980)	(142,143)	(331,224)	(322,639)
Less: Provision (benefit) for income taxes	20,957	9,215	(67,500)	15,763	(69,763)

Income (loss) from continuing operations	23,679	(155,195)	(74,643)	(346,987)	(252,876)
(Loss) income from discontinued operations, net of income taxes	(43,185)	(24,992)	(18,689)	18,376	7,971
Extraordinary gain, net of income taxes	—	—	—	9,145	2,403

Net (loss) income	(19,506)	(180,187)	(93,332)	(319,466)	(242,502)
Less: Net (loss) income attributable to noncontrolling interests	(8,236)	(76,339)	(120,611)	(260,567)	(212,043)

Net (loss) income attributable to BFC	(11,270)	(103,848)	27,279	(58,899)	(30,459)
Preferred Stock dividends	(750)	(750)	(750)	(750)	(750)

Net (loss) income allocable to common stock	$(12,020)	(104,598)	26,529	(59,649)	(31,209)

Common Share Data (1), (2)
Basic (loss) earnings per share of common stock:
Earnings (loss) per share from continuing operations	$0.15	(1.20)	0.80	(1.61)	(0.88)
(Loss) earnings per share from discontinued operations	(0.31)	(0.19)	(0.33)	0.09	0.01
Earnings per share from extraordinary items	—	—	—	0.20	0.06

Net (loss) earnings per share of common stock	$(0.16)	(1.39)	0.47	(1.32)	(0.81)

Diluted (loss) earnings per share of common stock:
Earnings (loss) per share from continuing operations	$0.15	(1.20)	0.80	(1.61)	(0.88)
(Loss) earnings per share from discontinued operations	(0.31)	(0.19)	(0.33)	0.09	0.01
Earnings per share from extraordinary items	—	—	—	0.20	0.06

Net (loss) earnings per share of common stock	$(0.16)	(1.39)	0.47	(1.32)	(0.81)

Basic weighted average number of common shares outstanding	75,790	75,379	57,235	45,097	38,778

Diluted weighted average number of common shares outstanding	75,898	75,379	57,235	45,097	38,778

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except for share data)
Balance Sheet Data (at period end):
Loans, loans held for sale and notes receivable, net	$3,015,673	3,614,455	3,963,086	4,317,645	4,528,538
Inventory	300,499	265,319	384,007	268,763	270,229
Securities	109,547	556,842	467,520	979,417	1,191,173
Total assets	4,778,155	5,813,066	6,042,101	6,395,582	7,114,433
Deposits	3,279,852	3,891,190	3,948,818	3,919,796	3,953,405
Securities sold under agreements to repurchase, federal funds purchased and other short term borrowings	—	22,764	27,271	279,726	159,905
Other borrowings (4)	1,063,947	1,440,353	1,362,000	1,556,362	1,992,718
BFC Shareholders’ equity	119,741	142,872	245,083	112,867	184,037
Noncontrolling interests	63,276	78,256	159,312	262,554	558,950
Total equity	183,017	221,128	404,395	375,421	742,987

(1)	Since its inception, BFC has not paid any cash dividends on its common stock.
(2)	While BFC has two classes of common stock outstanding, the two-class method is not presented because BFC’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.
(3)	Other borrowings consist of FHLB advances, notes and mortgage notes payable and other borrowings, receivable-backed notes payable and junior subordinated debentures.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC (and its subsidiaries) for the years ended December 31, 2011, 2010 and 2009.

BFC is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp and its subsidiaries, including BankAtlantic, a controlling interest in Bluegreen and its subsidiaries, and a non-controlling interest in Benihana. BFC also holds interests in other investments and subsidiaries, as described herein. As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is currently a “unitary savings and loan holding company” subject to the examination and regulation by the Federal Reserve. Effective July 21, 2011, pursuant to the Dodd-Frank Act, the Federal Reserve succeeded to the supervisory authority previously held by the OTS.

As of December 31, 2011, BFC had total consolidated assets of approximately $4.8 billion and shareholders’ equity attributable to BFC of approximately $119.7 million. Net loss attributable to BFC was approximately $11.3 million and $103.8 million for the years ended December 31, 2011 and 2010, respectively. Net income attributable to BFC for the year ended December 31, 2009 was $27.3 million.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. However, in the short-term, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole. In furtherance of this strategy, since 2009, the Company has taken several steps, including those described below, which it believes will enhance the Company’s prospects.

•

On September 21, 2009, we consummated our merger with Woodbridge Holdings Corporation pursuant to which Woodbridge Holdings Corporation merged with and into Woodbridge Holdings, LLC, which continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. See Note 3 to the consolidated financial statements included herein for additional information.

•

On November 16, 2009, we purchased approximately 7.4 million additional shares of Bluegreen’s Common Stock, increasing our ownership in Bluegreen to approximately 16.9 million shares, which currently represents approximately 54% of the outstanding shares of Bluegreen’s Common Stock. As a result of the purchase, we hold a majority interest in Bluegreen and, since November 16, 2009, we have consolidated Bluegreen’s results into our financial statements. Any reference to Bluegreen’s results of operations for 2009 includes only 45 days of activity for Bluegreen relating to the period from November 16, 2009, the date of the share purchase, through December 31, 2009 (the “Bluegreen Interim Period”).

•

On November 11, 2011, we entered into a definitive merger agreement with Bluegreen, pursuant to which, upon consummation of the merger contemplated thereby, Bluegreen will become a wholly-owned subsidiary of BFC. See “Recent Events” below for further information regarding the proposed merger.

•

We acquired an aggregate of approximately 3.0 million, 2.0 million and 2.7 million shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the rights offerings conducted by BankAtlantic Bancorp during 2009, 2010 and 2011, respectively. The aggregate purchase price paid by BFC for such shares was $29.9 million in the 2009 rights offering, $15.0 million in the 2010 rights offering and $10.0 million in the 2011 rights offering. The shares acquired in the rights offerings increased BFC’s ownership interest in BankAtlantic Bancorp in the aggregate by approximately 23% to 53% and increased BFC’s voting interest in BankAtlantic Bancorp in the aggregate by approximately 16% to 75%.

•

We exited the land development business operated by Core Communities, LLC (“Core” or “Core Communities”), a wholly owned subsidiary of Woodbridge, and sold substantially all of the associated commercial assets. We also eliminated substantially all of the ongoing expenses associated with Core. See Real Estate Operations Segment below for additional information.

•

During April 2011, Woodbridge and one of its wholly owned subsidiaries, Carolina Oak Homes, LLC (“Carolina Oak”), entered into a settlement agreement to resolve the disputes and litigation between them and a note holder relating to an approximately $37.2 million loan which was collateralized by property owned by Carolina Oak. See “Real Estate Operations Segment” below for additional information.

•

In 2011, we converted all 800,000 shares of Benihana’s Series B Convertible Preferred Stock (“Convertible Preferred Stock”) held by us into an aggregate of 1,582,577 shares of Benihana’s Common Stock. These conversions were effected to facilitate shareholder approval of Benihana’s proposal to reclassify each share of its Class A Common Stock into one share of its Common Stock. The reclassification was approved by Benihana’s shareholders on November 17, 2011 and effected by Benihana on November 29, 2011. The 1,582,577 shares of Benihana’s Common Stock owned by us currently represent an approximately 9% ownership and voting interest in Benihana.

We expect to consider other opportunities that could alter our ownership in our affiliates or seek to make opportunistic investments outside of our existing portfolio; however, we do not currently have pre-determined parameters as to the industry or structure of any future investment. In furtherance of our goals, we will continue to evaluate various financing transactions, including raising additional debt (subject, to the extent applicable, to our receipt of all required regulatory approvals) or equity as well as other alternative sources of new capital.

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen and Woodbridge, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2011, we had an approximately 53% ownership interest and 75% voting interest in BankAtlantic Bancorp. In addition, we currently directly or indirectly own approximately 54% of the outstanding shares of Bluegreen’s Common Stock.

The Company’s business activities currently consist of (i) Real Estate and Other Activities and (ii) Financial Services. We currently report the results of our business activities through five segments. Three of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts. Our other two segments – BankAtlantic and BankAtlantic Bancorp Parent Company - relate to our Financial Services business activities and include BankAtlantic Bancorp’s results of operations. Prior to June 30, 2011, our Real Estate and Other business activities included a fourth reporting segment, Bluegreen Communities. As described herein, Bluegreen Communities has ceased to be a separate reporting segment and is accounted for as a discontinued operation for all periods subsequent to November 16, 2009, the date on which we acquired a controlling interest in Bluegreen, as a result of the determination made by Bluegreen’s board of directors on June 30, 2011 to seek to sell Bluegreen Communities, or all or substantially all of its assets, and the Purchase and Sale Agreement subsequently entered into with respect to substantially all of the assets which comprise Bluegreen Communities. Any references to Bluegreen’s results of operations in 2009 includes only 45 days of activity for Bluegreen relating to the period from November 16, 2009, the date of the share purchase, through December 31, 2009 (the “Bluegreen Interim Period”). Discontinued operations also include Cypress Creek Holdings with respect to the years ended December 31, 2011, 2010 and 2009 and, Core Communities with respect to the years ended December 31, 2010 and 2009. See Note 5 to the consolidated financial statements included herein for additional information regarding discontinued operations.

Recent Events

BFC and Bluegreen Merger Agreement- On November 11, 2011, BFC and Bluegreen entered into a definitive merger agreement, pursuant to which Bluegreen, upon consummation of the merger contemplated by the merger agreement, will become a. wholly-owned subsidiary of BFC. At the effective time of the merger, each outstanding share of Bluegreen’s Common Stock (other than shares owned by BFC and holders of Bluegreen’s Common Stock who exercise and perfect their appraisal rights) will be converted automatically into the right to receive eight shares of BFC’s Class A Common Stock (as adjusted in connection with the reverse stock split expected to be effected by BFC pursuant to the consummation of the merger). The shares of Bluegreen’s Common Stock held by BFC will be cancelled in the merger and Bluegreen’s Common Stock will no longer be publicly traded. The merger agreement contains representations, warranties and covenants on the part of BFC and Bluegreen which are believed to be customary for transactions of this type. Consummation of the merger is subject to a number of closing conditions, including the approval of both BFC’s and Bluegreen’s shareholders, the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger and the absence of any legal restraints or prohibitions preventing the completion of the merger or litigation or other proceeding seeking to enjoin or prohibit the merger. Following the announcement of the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate were filed. See “Item 3 – Legal Proceedings.” The merger agreement provides for the merger to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger.

BankAtlantic Bancorp - Agreement with BB&T for the sale of BankAtlantic-. On November 1, 2011, BankAtlantic Bancorp Parent Company entered into a definitive agreement with BB&T Corporation (“BB&T”). The agreement, as amended, provides for the sale of BankAtlantic to BB&T. While it is currently anticipated that the transaction with BB&T will be consummated during the second quarter of 2012, consummation of the transaction remains subject to regulatory approval and other closing conditions and it may not be completed in the time frame indicated, on anticipated terms, or at all. See Financial Services-Recent Events under Item 1 of this Annual Report on Form 10-K for further information regarding the proposed transaction.

Bluegreen Communities — On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of Bluegreen’s subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. The agreement, as amended, provides for the transaction to be consummated on a date no later than April 30, 2012. However, closing of the transaction remains subject to customary closing conditions, including the performance by the parties of their respective obligations under the agreement. There can be no assurance that the transaction will be consummated on the contemplated terms, including in the contemplated time frame, or at all. See Note 5 to the consolidated financial statements included herein for additional information.

Bluegreen Communities, which was previously a separate reporting segment of BFC, is accounted for as a discontinued operation for all periods subsequent to November 16, 2009, the date we obtained a majority interest in Bluegreen, and has ceased to be a separate reporting segment of BFC.

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Real Estate and Other	$51,059	(13,465)	113,229
Financial Services	(27,380)	(141,730)	(187,872)

Income (loss) from continuing operations	23,679	(155,195)	(74,643)
(Loss) income from discontinued operations, less income tax	(43,185)	(24,992)	(18,689)

Net loss	(19,506)	(180,187)	(93,332)
Less: Net loss attributable to noncontrolling interests	(8,236)	(76,339)	(120,611)

Net (loss) income attributable to BFC	(11,270)	(103,848)	27,279
5% Preferred stock dividends	(750)	(750)	(750)

Net (loss) income allocable to common stock	$(12,020)	(104,598)	26,529

The Company reported a net loss attributable to BFC of $11.3 million in 2011, as compared to net loss attributable to BFC of $103.8 million in 2010 and net income attributable to BFC of $27.3 million in 2009. The net loss attributable to BFC for the years ended December 31, 2011 and 2010 and net income attributable to BFC for the Bluegreen Interim Period from November 16, 2009 through December 31, 2009 includes the results of discontinued operations related to Bluegreen Communities. In addition, the net (loss) income attributable to BFC for each of the years ended December 31, 2011, 2010 and 2009 includes the results of Core Communities and Cypress Creek Holdings, a wholly-owned subsidiary of Woodbridge which engaged in leasing activities. See Note 5 to our consolidated financial statements for additional information about our discontinued operations. Our results for 2009 include an approximately $182.8 million bargain purchase gain associated with the Bluegreen share acquisition on November 16, 2009, as described above and in further detail in Note 3 to our consolidated financial statements.

The results of the Company’s business segments and other information related to each segment are discussed below in BFC Activities, Real Estate Operations, Bluegreen Resorts, BankAtlantic and BankAtlantic Bancorp Parent Company.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at December 31, 2011 and 2010 were $4.8 billion and $5.8 billion, respectively. BankAtlantic Bancorp significantly reduced its total assets with a view to improving its liquidity and regulatory capital ratios. BankAtlantic Bancorp’s assets were decreased primarily by reducing loan purchases and originations, reducing the acquisition of tax certificates and selling securities available for sale. The proceeds from the above earning asset reductions were used to improve liquidity by maintaining higher interest earning deposits at other banks, purchasing short-term investments and paying down borrowings. The reductions in assets contributed to BankAtlantic’s ability to comply with its higher minimum regulatory capital requirements in the Bank Order. The primary changes of total assets are summarized below:

•

an increase in interest bearing deposits in other banks, reflecting primarily higher cash balances at the Federal Reserve Bank due mainly to loan and securities available for sale repayments and sales;

•	a decrease in securities available for sale reflecting BankAtlantic Bancorp’s repayments of short-term agency mortgage-backed and municipal securities as well as mortgage-backed securities sales;

•	a decrease in BankAtlantic Bancorp’s tax certificate balances resulting primarily from redemptions partially offset by $21.9 million of tax certificate purchases;

•	a decline in FHLB stock balances resulting from redemptions relating to the repayment of FHLB advances;

•	an increase in BankAtlantic Bancorp’s loans held for sale associated primarily with the transfer of non-performing commercial and residential loans to held for sale;

•

a decrease in BankAtlantic Bancorp’s loans receivable balances associated with $87.0 million of net-charge-offs, $54.4 million of loans transferred to real estate owned, $52.8 million of loan sales, and repayments of loans in the ordinary course of business;

•

a decrease in assets held for sale from discontinued operations related to a $55.1 million write down of the carrying value of the Bluegreen Communities’ assets to their estimated fair value less cost to sell; and.

•	a reduction in assets held for sale resulting from the sale of BankAtlantic’s Tampa branches to PNC.

Total liabilities at December 31, 2011 and 2010 were $4.6 billion and $5.6 billion, respectively. The primary changes in components of total liabilities are summarized below:

•

a decrease in BankAtlantic’s interest bearing deposit account balances reflecting the prepayment of institutional and public fund time deposits, as well as a reduction in time deposit accounts associated with the low interest rate environment and competitive money market account interest rates;

•	an increase in BankAtlantic’s non-interest bearing deposits due primarily to higher average balances per customer account;

•	a decrease in deposits held for sale associated with the sale of BankAtlantic’s Tampa branches to PNC;

•	the repayments of FHLB advances and short-term borrowings at BankAtlantic to reduce assets and improve liquidity and regulatory capital ratios;

•

an increase in the deferred gain on debt settlement of $29.9 million related to the debt settlement of Carolina Oak, which was reflected on our consolidated statement of financial condition as of December 31, 2011 but will not be recognized into income until the earlier of the conclusion of the related foreclosure proceeding or April 24, 2012, partially offset by a decrease of $11.3 million in the deferred gain on debt settlement which was recognized into income upon Core receiving a general release of liability with respect to certain of its debt during the quarter ended March 31, 2011; and

•	an increase in BankAtlantic Bancorp’s junior subordinated debentures liability due to interest deferrals.

Noncontrolling Interests

The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	December 31,
	2011	2010
BankAtlantic Bancorp	$(7,906)	7,823
Bluegreen	39,489	44,362
Joint ventures	31,693	26,071

Total noncontrolling interests	$63,276	78,256

Consolidated Cash Flows

A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Cash flows provided by operating activities	$220,255	269,402	6,523
Cash flows provided by investing activities	682,079	407,163	918,882
Cash flows used in financing activities	(638,047)	(397,949)	(888,262)

Increase in cash and cash equivalents	264,287	278,616	37,143

Cash flows from Operating Activities – The decrease in cash flows from operating activities during 2011 compared to 2010 primarily reflects a decline in proceeds on the sales of loans and net interest income as well as lower customer fee income, partially offset by the generation of more cash from VOI sales and fee-based services, and a reduction of inventory development spending.

The increase in cash flows from operating activities during 2010 as compared to 2009 resulted primarily from additional cash receipts from securitized notes receivable, lower development spending, the receipt of increased down payments on financed VOI sales and increased revenues related to Bluegreen Resorts’ fee-based services.

Cash flows from Investing Activities – The increase in cash flows from investing activities during 2011 compared to 2010 resulted primarily from maturities of short-term securities available for sale and a decrease in the purchase of securities available for sale, partially offset by cash outflows from the sale of BankAtlantic’s Tampa branches and Bluegreen’s expenses related to upgrading certain of its information technology.

The decrease in cash flows from investing activities during 2010 as compared to 2009 resulted primarily from higher purchases of short-term securities available for sale and tax certificates partially offset by higher loan repayments and loan sales during 2010 compared to 2009. The decrease in cash flows from investing activities during 2010 was also a result of the required reclassification of cash received from retained interests in notes receivable sold in connection with the adoption of new accounting guidance.

Cash flows from Financing Activities – The decrease in cash flows used from financing activities during 2011 compared to 2010 resulted primarily from deposit outflows. In order to improve regulatory capital ratios, BankAtlantic reduced its assets by decreasing its public deposits, short-term borrowings and FHLB advances. The decrease in cash flows used from financing activities was partially offset by lower payments required to service lines of credit and notes payable from the real estate segment.

The increase in cash flows from financing activities during 2010 compared to 2009 primarily resulted from the significant prepayment of FHLB and short term borrowings during 2009 partially offset by a decline in deposit balances during 2010 compared to an increase in deposit balances during 2009 as well as higher net repayments of mortgage and notes payable in 2010 due to the consolidation of securitization debt from adoption of new accounting guidance.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. On an ongoing basis, management evaluates its estimates, and actual results could differ significantly from those estimates, including those that relate to the determination of the allowance for loan losses, the estimated future sales value of inventory, the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting, the recovery of the carrying value of real estate inventories, the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets, the evaluation of goodwill, the valuation of securities, as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the acquisition method of accounting, the estimate of contingent liabilities related to litigation and other claims and assessments, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) revenue recognition and inventory cost allocation; (ii) allowance for loan losses; (iii) allowance for loans losses on VOIs notes receivable; (iv) the carrying value of completed VOI inventory and VOIs held for and under development; (v) the carrying value of assets held for sale; (vi) impairment of long-lived assets, including goodwill and intangible assets; and (vii) the valuation of Bluegreen’s notes receivable which for accounting purposes are treated as having been acquired by BFC.

Revenue Recognition and Inventory Cost Allocation

Sales of Real Estate

In accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Codification Standards (“ACS”) 970-605, Real Estate-Revenue Recognition, revenue on VOI and homesite sales are recognized when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectability of the receivable representing the remainder of the sales price is reasonably assured and substantially all obligations have been completed with respect to any development related to the real estate sold. The Company believes that we use a reasonably reliable methodology to estimate the collectability of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on Bluegreen’s notes receivable below. Should Bluegreen become unable to reasonably estimate the collectability of its receivables, Bluegreen may have to defer the recognition of sales and Bluegreen’s results of operations could be negatively impacted. Under timeshare accounting rules, the buyer’s minimum cash down payment towards the purchase of Bluegreen’s VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type or value of sales incentives that Bluegreen provides to buyers of its VOIs may increase the number of VOI sales being deferred or extend the period during which a sale is deferred, which could materially adversely impact its results of operations.

In cases where development has not been substantially completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting. Should Bluegreen’s estimates of the total anticipated cost of completing projects increase, Bluegreen may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, which could materially adversely impact its results of operations.

Timeshare accounting rules require the use of an industry-specific relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage — the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of repossessed VOI inventory, generally as a result of the default of the related receivable.

The revenues of Bluegreen Communities, which include homesite sales, are included within the Company’s results of discontinued operations for all periods presented subsequent to November 16, 2009, the date BFC acquired a controlling interest in Bluegreen, as discussed above, in the Company’s consolidated statements of operations contained in this document.

Fee-Based Sales Commissions and Other Operations Revenue

In addition to sales of real estate, Bluegreen also generate revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized when:
Fee-based sales commissions	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has expired.

Resort management and service fees	Management services are rendered. (1)

Resort title fees	Escrow amounts are released and title documents are completed.

Rental and sampler program	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort operations.”

(1)	In connection with its management of the property owners’ associations, among other things, Bluegreen acts as agent for the property owners’ association to operate the resort as provided under the management agreement. In certain cases, the personnel at the resorts are Bluegreen employees. The property owners’ association bears all of the economic costs of such personnel and generally pays us in advance of, or simultaneously with, the payment of payroll. In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

Carrying Value of VOI Completed Inventory. Completed VOIs are carried at the lower of i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or ii) estimated fair value, less costs to sell.

Carrying Value of VOI Held for Development and Under Development and Long-Lived Assets. Bluegreen evaluates the recovery of its long-lived assets, and its undeveloped real estate properties or real estate properties under development, if certain trigger events occur. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair value.

Carrying Value of Assets Held for Sale. Bluegreen’s Purchase and Sale Agreement with Southstar described above provides for the sale of virtually all of the inventory and fixed assets related to Bluegreen Communities. Therefore, such assets are presented separately on the Company’s consolidated statements of financial condition included in this document as “assets held for sale.”

The carrying value of assets held for sale is based on the fair value of the assets less estimated costs to sell. The fair value of assets held for sale as of December 31, 2011 was derived from the sale price under the Purchase and Sale Agreement with Southstar. During 2011, a non-cash charges of $55.1 million was recorded to write down the value of Bluegreen Communities’ assets to estimated fair value less costs to sell.

Prior to Bluegreen Communities being classified as a discontinued operation, Bluegreen Communities’ inventory was accounted for based on its status of complete or undeveloped. During 2010, an impairment of $14.9 million was recorded to write down the carrying amount of certain undeveloped phases of Bluegreen Communities’ properties to fair value, as it was determined that the carrying amounts of these properties would not be recovered by estimated future cash flows. The assessment consisted of determining recoverability of Bluegreen’s costs based on our plans and upon a combination of factors, including, among others, estimates of remaining life-of-project sales for each project, the probability of alternative outcomes, the period required to complete such sales, estimates of costs to complete each project, if needed, and relevant market data.

Allowance for Loan Losses on VOI Notes Receivable. An estimate of expected uncollectibility is recorded on Bluegreen’s VOI notes receivable as a reduction of revenue at the time Bluegreen recognizes a timeshare sale. Bluegreen estimate uncollectible VOI notes receivable based on historical uncollectibles for similar VOI notes receivable over the applicable historical period, using a technique referred to as a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes.

Certain qualitative data is also considered, including the aging of the respective receivables, current default trends by origination year, current economic conditions, and the FICO® scores of the borrowers. Additionally, under timeshare accounting requirements, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. Bluegreen reviews its reserves for loan losses on at least a quarterly basis. If defaults increase, our results of operations could be materially adversely impacted. During 2011 and 2010, in addition to recognizing an estimate of loan losses on current loan originations, $7.2 million and $21.2 million, respectively, of charges were recorded as a result of changing our estimate of future loan losses on loans originated prior to our implementation of FICO® score-based credit underwriting standards during December 2008.

Allowance for Loan Losses. The allowance for loan losses is maintained at an amount that BankAtlantic Bancorp believes to be a reasonable estimate of probable losses inherent in BankAtlantic Bancorp’s loan portfolio as of the date of the financial statements presented. Policies and procedures have been developed for evaluating BankAtlantic Bancorp’s allowance for loan losses which considers all information available to it. However, BankAtlantic Bancorp relies on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from its estimates and judgments, the allowance for loan losses may decrease or increase significantly and the amount of losses actually realized in BankAtlantic Bancorp’s loan portfolio could be significantly higher or lower.

The calculation of BankAtlantic Bancorp’s allowance for loan losses consists of two components. The first component requires BankAtlantic Bancorp to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. Valuation allowances are established using management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows discounted at the loans effective interest rate. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of BankAtlantic Bancorp’s loans do not have an observable market price, and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that materially different results would be obtained if different assumptions or conditions were to prevail. As a consequence of the estimates and assumptions required to calculate the first component of BankAtlantic Bancorp’s allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on BankAtlantic Bancorp’s financial condition and results of operations.

The second component of the allowance for loan losses requires BankAtlantic Bancorp to group loans that have similar credit risk characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group. Management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences. Management uses a historical loss experience by portfolio between six months and one year. The historical loss period is selected based on management’s judgment and a change in this loss period may result in material changes to the quantitative loss allowance. Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data, if necessary, for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, actual loan classification migration trends, economic and business conditions, concentration of credit risk, loan-to-value ratios, non-performing loan trends and external factors. In deriving the qualitative allowance, management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.

Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2011, BankAtlantic Bancorp’s allowance for loan losses was $129.9 million. See “Provision for Loan Losses” for a discussion of the amounts of BankAtlantic Bancorp’s allowance assigned to each loan product. The estimated allowance, which was derived from the above methodology, may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas where BankAtlantic Bancorp borrowers or the collateral for our loans are located, especially in Florida. These factors are beyond management’s control. Accordingly, BankAtlantic Bancorp may incur credit losses in excess of the amounts estimated by its allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review BankAtlantic Bancorp’s allowance for loan losses. Such agencies may require BankAtlantic Bancorp to recognize additions to the allowance based on their judgments and information available to them at the time of their examination and such judgments may differ from management’s judgment.

BankAtlantic Bancorp analyzes its loan portfolio quarterly by monitoring the loan mix, credit quality, loan-to-value ratios, concentration by geographical area, vintage, historical trends and economic conditions. As a consequence, BankAtlantic Bancorp’s allowance for loan losses estimates will change from period to period. During the three year period ended December 31, 2006, real estate markets experienced significant price increases accompanied by an abundance of available mortgage financing. Additionally, based on historical loss experience during that time, BankAtlantic Bancorp’s credit policies focused its loan production on collateral based loans and the discontinuation of certain loan products. These factors, other internal metrics and external market factors favorably impacted BankAtlantic Bancorp’s provision for loan losses and allowance for loan losses during the year ended December 31, 2006. Conversely, during the four years ended December 31, 2010, the real estate market (and particularly the residential real estate market) and general economic conditions, both nationally and in Florida, rapidly deteriorated with significant reductions in market prices and volume of residential real estate sold, plummeting collateral values, dramatic increases in unemployment and severe tightening of credit availability to borrowers. The impact of these rapidly deteriorating real estate market conditions and adverse economic conditions on BankAtlantic Bancorp’s loan portfolios resulted in a significant increase in its ratio of allowance for loan losses to total loans from 0.94% at December 31, 2006 to 5.08% at December 31, 2010. During the year ended December 31, 2011, real estate price declines slowed and BankAtlantic Bancorp believes that the real estate prices have stabilized. As a consequence BankAtlantic Bancorp’s ratio of allowance for loan losses to total loans declined from 5.08% as of December 31, 2010 to 5.02% as of December 31, 2011. BankAtlantic Bancorp believes that its performance in subsequent periods will be highly sensitive to changes in the Florida real estate market as well as the recovery of the Florida economy, availability of mortgage financing and the severity of unemployment in Florida and nationally. If real estate and economic conditions deteriorate, BankAtlantic Bancorp is likely to experience significantly increased credit losses.

Impairment of Long Lived Assets including Goodwill and Intangible Assets

Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows, as well as evaluating estimated lives of long-lived assets, are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially change depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques using Level 3 unobservable inputs. Long-lived assets subject to the above impairment analysis include property and equipment, inventory, real estate held for sale and real estate owned.

Broker price opinions and third party appraisals are also utilized to assist BankAtlantic Bancorp in determining the fair value of real estate held for sale, operating lease contracts and real estate owned. The appraisers or brokers use professional judgment in determining the fair value of the properties and BankAtlantic Bancorp may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available. The assumptions used to calculate the fair values are generally Level 3 inputs and are highly subjective and extremely sensitive to changes in market conditions. The assumptions used are representative of assumptions that BankAtlantic Bancorp believes market participants would use in fair valuing these assets or lease contracts, but different assumptions may result in significantly different results. BankAtlantic Bancorp validates its assumptions by comparing completed transactions with our prior period fair value estimates and we may check our assumptions against multiple valuation sources. Future events, including volatility in real estate values, may cause the Company to have additional impairments or recoveries of long-lived assets or operating leases in the foreseeable future.

Goodwill - Goodwill is tested for impairment annually or when events or circumstances occur that may result in goodwill impairment during interim periods. The test requires BankAtlantic Bancorp to determine the fair value of its reporting units and compare the reporting units’ fair value to its carrying value. BankAtlantic Bancorp’s reporting units are comprised of Community Banking, Commercial Lending, Tax Certificate Operations, Capital Services and Investment Operations. The fair values of the reporting units are estimated using discounted cash flow present value valuation models and market multiple techniques.

While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. If the fair value of a reporting unit is below the carrying amount, a second step of the goodwill impairment test is performed. This second step requires BankAtlantic Bancorp to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a business combination purchase price allocation. Since there is no active market for many of BankAtlantic Bancorp’s assets, management derives the fair value of the majority of these assets using net present value models. As a consequence, management estimates rely on assumptions and judgments regarding issues where the outcome is unknown and as a result, actual results or values may differ significantly from these estimates. Additionally, declines in the market capitalization of BankAtlantic Bancorp’s common stock affect the aggregate fair value of the reporting units. Changes in management’s valuation of its reporting units and the underlying assets, as well as declines in BankAtlantic Bancorp’s market capitalization, may affect future earnings through the recognition of additional goodwill impairment charges.

In determining the fair value of the capital services reporting unit, BankAtlantic Bancorp used a discounted cash flow technique. This method utilizes assumptions for expected cash flows and discount rates. BankAtlantic Bancorp used financial projections over a period of time, considered necessary to achieve a steady state of cash flows for the reporting unit. The primary assumptions in the projections were anticipated loan growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of the reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions. Minor changes in these assumptions could impact significantly the fair value assigned to a reporting unit.

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

The estimated fair values reflect BankAtlantic Bancorp’s assumptions regarding how a market participant would value the net assets and includes appropriate credit, liquidity, and market risk premiums that are indicative of the current environment. If the implied fair value of the goodwill for the reporting unit exceeds the carrying value of the goodwill for the respective reporting unit, no goodwill impairment is recorded. Changes in the estimated fair value of the individual assets and liabilities may result in a different amount of implied goodwill, and the amount of goodwill impairment, if any. Future changes in the fair value of the reporting unit’s net assets may result in future goodwill impairment.

Intangible Assets - We evaluate our intangible assets when events and circumstances indicate that assets may be impaired and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The carrying value of these assets is dependent upon estimates of future earnings that they are expected to generate. If cash flows decrease significantly, intangible assets may be impaired and would be written down to their fair value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to a number of factors, many of which may be beyond our control.

Intangible assets include management contracts in the amount of $63 million at each of December 31, 2011 and 2010, which were originated in connection with the November 16, 2009 acquisition of a controlling interest in Bluegreen. Such management contracts are not amortized, but instead are reviewed for impairment at least annually, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

At December 31, 2011 and 2010, other intangible assets also consisted of core deposit intangible assets of approximately $8.2 million and $12.7 million, respectively, which were initially recorded at fair value and then amortized over the average life of the respective assets, ranging from 7 years to 10 years.

Acquired Notes Receivable - As part of the November 16, 2009 Bluegreen share acquisition, the Company was deemed under applicable accounting guidance to have acquired certain of Bluegreen’s assets, including a pool of notes receivable consisting principally of homogenous consumer timeshare loans originated by Bluegreen. Consistent with the accounting guidance, the Company has elected an accounting policy based on expected cash flows, which includes guidance on maintaining the integrity of a pool of multiple loans accounted for as a single asset. The loans have common risk characteristics as defined in the accounting guidance, Loans and Debt Securities with Deteriorated Credit Quality, including similar risk ratings, as defined and monitored by risk rating agencies, term, purpose and similar collateral type VOIs. The Company evaluates the pool of loans accounted for as a single asset for indications of impairment. Purchased loans are considered to be impaired if it is not expected that all contractually required cash flows will be received due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.

Subsequent decreases to expected principal cash flows result in a charge to provision for credit losses and a corresponding increase to a valuation allowance included in the allowance for loan losses. Subsequent increases in expected principal cash flows result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. Changes in expected interest cash flows may result in reclassifications to or from the nonaccretable difference. Loan disposals, which may include receipt of payments in full from the borrower or foreclosure, result in the removal of the loan from the loan pool at its allocated carrying amount.

Impact of Inflation

The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Virtually all of the Company’s assets and liabilities, as well as the assets and liabilities of its subsidiaries’, are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. Furthermore, as it relates to Bluegreen, increases in Bluegreen’s construction and development costs would result in increases in the sales prices of its VOIs. There is no assurance that Bluegreen will be able to increase or maintain the current level of its sales prices or that increased construction costs will not have a material adverse impact on Bluegreen’s gross margin. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on consumer demand and the costs of financing activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

MD&A

(BFC)

BFC Activities

The BFC Activities segment consists of BFC operations, our investment in Benihana, and other activities, including investments and operations of Woodbridge unrelated to real estate. BFC operations primarily consist of our corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides human resources, risk management, investor relations and executive office administration services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”), as well as the activities of Snapper Creek Equity Management, LLC and certain other investments, including Pizza Fusion.

Prior to December 2011, Pizza Fusion was determined to be a VIE under applicable accounting guidance for variable interest entities due to the special voting and other rights associated with the shares of Pizza Fusion’s Series B Convertible Preferred Stock held by Woodbridge. As a result, the operations of Pizza Fusion were previously consolidated into BFC. During December 2011, Pizza Fusion effected a reclassification of its capital stock, pursuant to which the shares of Pizza Fusion’s Series A and Series B Convertible Preferred Stock automatically converted into shares of Pizza Fusion’s common stock at a ratio of 1:1. As a result of the reclassification, Woodbridge no longer has a controlling interest in Pizza Fusion and, under applicable accounting guidance for business combinations, the financial statements of Pizza Fusion were deconsolidated as of December 31, 2011. The Company recognized a $615,000 loss on investment in subsidiary during the year ended December 31, 2011 in connection with the deconsolidation.

As previously described, on November 16, 2009, we purchased approximately 7.4 million additional shares of Bluegreen’s Common Stock for an aggregate purchase price of approximately $23 million, which resulted in us having a majority interest in Bluegreen’s Common Stock (currently 54%). As a result, we have consolidated Bluegreen’s results since November 16, 2009 into our financial statements. Prior to November 16, 2009, we owned approximately 9.5 million shares, or approximately 29%, of Bluegreen’s Common Stock. Our 29% equity investment in Bluegreen was accounted for under the equity method and included in BFC Activities.

The discussion that follows reflects the operations and related matters of BFC Activities (in thousands).

				Change 2011 vs. 2010	Change 2010 vs. 2009
	For the Years Ended December 31,
	2011	2010	2009
Revenues
Other revenues	748	1,781	1,296	(1,033)	485

	748	1,781	1,296	(1,033)	485

Cost and Expenses
Cost of sales of real estate	—	—	7,749	—	(7,749)
Interest expense, net	4,497	6,264	6,511	(1,767)	(247)
Impairment of goodwill	—	—	2,001	—	(2,001)
Selling, general and administrative expenses	16,754	25,602	30,388	(8,848)	(4,786)
Other expenses	209	—	—	209	—

	21,460	31,866	46,649	(10,406)	(14,783)
Gain on bargain purchase of Bluegreen	—	—	182,849	—	(182,849)
(Loss) gain on settlement of investment in subsidiary	(615)	(977)	16,296	362	(17,273)
Equity in earnings (loss) from unconsolidated affiliates	1,371	(2,045)	32,276	3,416	(34,321)
Impairment of unconsolidated affiliates	—	—	(31,181)	—	31,181
Impairment of investments	—	—	(2,396)	—	2,396
Investment gains	—	—	6,654	—	(6,654)
Other income	4,901	6,481	5,775	(1,580)	706

(Loss) income from continuing operations before income taxes	(15,055)	(26,626)	164,920	11,571	(191,546)
Less: Benefit for income taxes	(4,965)	(7,097)	(35,503)	2,132	28,406

Net (loss) income	$(10,090)	(19,529)	200,423	9,439	(219,952)

MD&A

(BFC)

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Other revenues for the years ended December 31, 2011 and 2010 related to franchise revenues generated by Pizza Fusion totaling $748,000 and $1.8 million, respectively.

Selling, general and administrative expenses decreased $8.8 million to $16.8 million for the year ended December 31, 2011 from $25.6 million for 2010. The decrease in selling, general and administrative expenses in 2011 was primarily attributable to lower compensation and benefits expense, which primarily resulted from workforce reductions and lower bonuses, severance and stock compensation. The decline in selling, general and administrative expenses was also due to the deconsolidation of Pizza Fusion in 2011 and insurance reimbursements received in 2011 in connection with expenses previously paid in defending against a class action complaint. This was offset in part by higher professional expenses resulting primarily from expenses incurred in connection with our proposed merger with Bluegreen.

The decrease in interest expense primarily resulted from lower interest rates. No interest was capitalized during the year ended December 31, 2011 or 2010.

The increase in equity in earnings from unconsolidated affiliates of approximately $3.4 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 was due primarily to the recognition of the negative basis of an investment in BFC/CCC’s wholly-owned subsidiary of approximately $1.3 million. BFC/CCC’s wholly-owned subsidiary had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with its lender, pursuant to which it has conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million. In December 2010, the limited liability company recorded an impairment charge related to the fair market value of these properties, of which $1.9 million was recognized by BFC/CCC’s wholly-owned subsidiary.

Loss on settlement of investment in subsidiary for the year ended December 31, 2011 resulted from the deconsolidation of Pizza Fusion described above.

The decrease in other income for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due primarily to lower shared services fees in 2011. Shared services fees declined as a result of a reduction in workforce.

Benefit for income taxes for the year ended December 31, 2011 includes the recognition of uncertain tax positions taken in a prior tax year relating to settlements with taxing authorities. During the second quarter of 2010, we recognized a tax benefit of approximately $7.6 million relating to an additional tax refund of approximately $5.8 million resulting from a change in IRS guidance, approximately $1.0 million of which we anticipate paying to the Debtors’ Estate pursuant to the Settlement Agreement related to the Chapter 11 Cases. We also recognized a tax benefit of $1.8 million during the second quarter of 2010 associated with a reduction in the deferred tax valuation allowance from continuing operations to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Other revenues for the years ended December 31, 2010 and 2009 related to franchise revenues generated by Pizza Fusion totaling $1.8 million and $1.3 million, respectively.

MD&A

(BFC)

Cost of sales of real estate for the year ended December 31, 2009 was $7.7 million as a result of capitalized interest written-off in connection with the impairment charges of inventory of real estate recorded in Core and Carolina Oak.

Selling, general and administrative expenses decreased $4.8 million to $25.6 million for the year ended December 31, 2010 from $30.4 million for 2009. The decrease in selling, general and administrative expenses in 2010 was primarily attributable to lower compensation and benefits expense and the elimination of public company related costs since the merger of Woodbridge and BFC in 2009. This was offset in part by higher accrued audit fees incurred during 2010 and a write-off of intangible assets related to Pizza Fusion in 2009. Included in selling, general and administrative expenses are fees earned in connection with certain management advisory services provided by a wholly owned subsidiary of BFC.

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

BFC accounted for the acquisition of a controlling interest in Bluegreen in November 2009 in accordance with the accounting guidance of business combinations. As part of the accounting for the November 2009 Bluegreen share acquisition, management was required to evaluate the fair value of Bluegreen’s inventory and certain of Bluegreen’s contracts. In connection with the acquisition, the Company recorded a $182.8 million “bargain purchase gain” during the fourth quarter of 2009. See Note 3 to the consolidated financial statements for further information.

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

The increase in other income for the year ended December 31, 2010 compared to the same period in 2009 was primarily due real estate advisory fees. In June 2010, the Parent Company of BankAtlantic Bancorp and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. During the year ended December 31, 2010, BFC recognized approximately $787,000 of real estate advisory service fees under this agreement.

As described above, during the second quarter of 2010, we recognized tax benefits totaling approximately $9.4 million, approximately $1.0 million of which we anticipate paying to the Debtors’ Estate. The $1.0 million expected to be paid to the Debtors’ Estates was recorded in the (loss) gain on settlement of investment in Woodbridge’s subsidiary and is subject to change pending a final review of the $5.8 million expected tax refund by the IRS. The gain on settlement of investment in subsidiary during the year ended December 31, 2009 reflected the reversal into income of the loss in excess of investment in Levitt and Sons after the settlement of Levitt and Sons’ bankruptcy was finalized, which resulted in a $40.4 million gain on a consolidated basis in the first quarter of 2009. The $40.4 million gain was reduced by the $10.7 million accrual, representing the portion of the tax refund due to the Levitt and Sons’ estate, resulting in a $29.7 million gain on settlement of investment in Woodbridge’s subsidiary, of which $16.3 million was recorded in the BFC Activities segment.

MD&A

(BFC)

2008 Step acquisitions – Purchase Accounting

During 2008, BFC purchased an aggregate of approximately 144,770 shares of BankAtlantic Bancorp’s Class A Common Stock on the open market. The shares purchased were accounted for as step acquisitions under the purchase method of accounting then in effect. Accordingly, the assets and liabilities acquired were revalued to reflect market values at the date of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other effects of purchase accounting decreased our consolidated net loss for the year ended December 31, 2011 by approximately $1.4 million, comprised of $2.4 million and $2.1 million related to BankAtlantic Bancorp’s loans receivable and properties and equipment, respectively, partially offset by the effect of purchase accounting associated with core deposit intangible asset of approximately $3.2 million. For the year ended December 31, 2010, the net impact of purchase accounting decreased our consolidated net loss by approximately $1.2 million, comprised of $2.4 million, $728,000 and $189,000 related to BankAtlantic Bancorp’s loans receivable, properties and equipment and other assets, respectively, partially offset by the effect of purchase accounting associated with core deposit intangible asset of approximately $2.3 million. For the year ended December 31, 2009, the net impact of purchase accounting increased our consolidated net loss by approximately $5.9 million, including an $8.9 million loss due to the purchase accounting associated with Core’s real estate impairment, partially offset by the effect of purchase accounting associated with property and equipment of approximately $1.2 million, loans receivable of approximately $2.2 million and goodwill of approximately $583,000.

BFC Activities- Liquidity and Capital Resources

As of December 31, 2011 and 2010, we had cash, cash equivalents and short-term investments totaling approximately $11 million and $29 million, respectively. The decrease in cash, cash equivalents and short-term investments for the year ended December 31, 2011 was due to the purchase of approximately 2.7 million shares of BankAtlantic Bancorp’s Class A Common Stock in BankAtlantic Bancorp’s 2011 rights offering for approximately $10 million, (as described below), BFC’s operating and general and administrative expenses of approximately $8.3 million, junior subordinated debentures interest payments of approximately $4.6 million and a $2.5 million payment made in connection with the settlement of Carolina Oak’s debt. This decrease was offset in part by the receipt of a $7.4 million income tax refund, net of amounts payable under the Settlement Agreement related to the Chapter 11 Cases.

Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments. In addition, during the fourth quarter of 2011, we received a $7.4 million tax refund, net of amounts payable under the Settlement Agreement related to the Chapter 11 Cases. We expect to use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the years ended December 31, 2011 or 2010.

During June 2011, BFC purchased for $10.0 million approximately 2.7 million shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscription rights granted to it in BankAtlantic Bancorp’s 2011 rights offering. The shares acquired in the 2011 rights offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 53% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 75%. During 2010, BFC acquired an aggregate of 2.0 million shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscription rights granted to it in BankAtlantic Bancorp’s 2010 rights offering. The aggregate purchase price for those shares was $15.0 million. The shares acquired in the 2010 rights offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 45% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 71%.

MD&A

(BFC)

Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp. BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock without first receiving the written non-objection of the Federal Reserve. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. BankAtlantic Bancorp can end the deferral period at any time. Under the terms of BankAtlantic Bancorp’s stock purchase agreement with BB&T, as amended on March 13, 2012, BB&T has agreed to assume at the closing of the transaction the approximately $285 million in principal amount of BankAtlantic Bancorp’s outstanding trust preferred securities, while BankAtlantic Bancorp has agreed to pay at the closing all deferred interest on the trust preferred securities through the closing and to pay or escrow certain other obligations related to the trust preferred securities. In addition to the above restrictions, BankAtlantic Bancorp may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including proceeds expected to be recovered from surety bond litigation and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also, subject to the receipt of any regulatory approval or non-objection, seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

BFC, on a parent company only basis, had previously committed that it would not, without the prior written non-objection of the OTS, (i) incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt, except as contemplated by BFC’s business plan or, to the extent applicable to BFC, in connection with BankAtlantic’s compliance requirements under its Cease and Desist Order described below ; (ii) declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter or (iii) enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices. Additionally, on June 30, 2011, the OTS advised BFC that it was not permitted to (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity, or (ii) make dividend payments on its preferred stock, in each case without the prior written non-objection of the OTS. On July 21, 2011, BFC made a formal request to the Federal Reserve, which now has the supervisory authority previously held by the OTS, for a written non-objection to the payment of the dividend on BFC’s outstanding preferred stock for the quarter ended September 30, 2011. BFC subsequently received a written non-objection from the Federal Reserve with respect to such dividend payment. BFC’s Board of Directors declared the $187,500 dividend payable with respect to its outstanding preferred stock for the quarter ended December 31, 2011, subject to the written non-objection of the Federal Reserve. However, BFC subsequently determined not to seek the Federal Reserve’s written non-objection to the dividend payment and, therefore, has not yet made the dividend payment. Unpaid dividends on BFC’s outstanding preferred stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. Deregistration is expected to occur in connection with the consummation of BankAtlantic Bancorp’s currently proposed sale of BankAtlantic to BB&T. Upon deregistration, dividend payments by BFC, including with respect to its outstanding preferred stock, will no longer require the prior written non-objection of the Federal Reserve. The $187,500 amount related to the fourth quarter dividend payment is included in other liabilities in the accompanying consolidated statement of financial condition as of December 31, 2011.

On September 21, 2009, BFC and Woodbridge consummated their merger pursuant to which Woodbridge merged with BFC. As previously disclosed, under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the merger between Woodbridge and BFC and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to

MD&A

(BFC)

the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. Woodbridge is currently a party to legal proceedings relating to the appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, which is reflected in the Company’s consolidated statements of financial condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. As a result, there is no assurance as to the amount of the payment that will ultimately be required to be made to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.

During 2004, the Company purchased 800,000 shares of Benihana’s Convertible Preferred Stock for $25.00 per share. BFC received quarterly dividends on its shares of Benihana’s Convertible Preferred Stock at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. During May and July 2011, we converted a total of 300,000 shares of Benihana’s Convertible Preferred Stock into 595,049 shares of Benihana’s Common Stock. During October 2011, we converted the remaining 500,000 shares of Benihana’s Convertible Preferred Stock that we owned into 987,528 shares of Benihana’s Common Stock. These conversions were effected to facilitate shareholder approval of Benihana’s proposal to reclassify each share of its Class A Common Stock into one share of its Common Stock. The reclassification was approved by Benihana’s shareholders on November 17, 2011 and effected by Benihana on November 29, 2011. BFC currently owns an aggregate of 1,582,577 shares of Benihana’s Common Stock, representing an approximately 9% ownership and voting interest in Benihana. During March 2012, Benihana filed a registration statement on Form S-3 under which we may sell any and all of the 1,582,577 shares of Benihana’s Common Stock that we own. The proceeds we receive from any such sale of Benihana’s Common Stock will depend on the timing of the sale and the market price of Benihana’s Common Stock.

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of the 5% Cumulative Preferred Stock to an investor group in a private offering. The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. At December 31, 2011, the shares of 5% Cumulative Preferred Stock were redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,020 per share for the twelve month period ending 2012 to $1,000 per share for the twelve month period ending April 29, 2016. In addition, following the effectiveness of the Second Amendment described below, to the extent the shares are not earlier redeemed pursuant to the optional redemption right, the Company will be required to redeem 5,000 shares of the 5% Cumulative Preferred Stock during each of the years ending December 31, 2016, 2017 and 2018 for an aggregate annual redemption price of $5.0 million, or $1,000 per share. The 5% Cumulative Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and currently also upon the written non-objection from the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. The Company’s Board of Directors declared the $187,500 dividend on the 5% Cumulative Preferred Stock, subject to the written non-objection of the Federal Reserve. However, BFC subsequently determined not to seek the Federal Reserve’s written non-objection to the dividend payment and, therefore, has not yet made the dividend payment. Unpaid dividends on BFC’s outstanding preferred stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. Deregistration is expected to occur in connection with the consummation of BankAtlantic Bancorp’s currently proposed sale of BankAtlantic to BB&T. Upon deregistration, dividend payments by BFC, including with respect to its outstanding preferred stock, will no longer require the prior written non-objection of the Federal Reserve. The $187,500 amount related to the fourth quarter dividend payment is included in other liabilities in the accompanying consolidated statement of financial condition as of December 31, 2011.

On December 17, 2008, the Company amended certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Cumulative Preferred Stock (the “First Amendment”). The First Amendment eliminated the right of the holders of the 5% Cumulative Preferred Stock to convert their shares into shares of the

MD&A

(BFC)

Company’s Class A Common Stock. The First Amendment also required the Company to redeem shares of the 5% Cumulative Preferred Stock with the net proceeds received in the event the Company sold any shares of Benihana’s stock that it owned. In December 2008, based on an analysis of the 5% Cumulative Preferred Stock after giving effect to the First Amendment, the Company determined that the 5% Cumulative Preferred Stock met the requirements to be re-classified outside of permanent equity at its fair value at the effective date of the amendment of approximately $11.0 million into the mezzanine category. The remaining amount of approximately $4.0 million is in additional paid in capital in the Company’s consolidated statements of financial condition. The fair value of the 5% Cumulative Preferred Stock was calculated by using an income approach by discounting estimated cash flows at a market discount rate.

During March 2012, the Company entered into an agreement with the holders of the 5% Cumulative Preferred Stock which contemplates additional amendments to the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock (the “Second Amendment”). The Second Amendment is expected to be effected by the filing of Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation, which is subject to the approval of the Company’s Board of Directors. As indicated above, following the effectiveness of the Second Amendment, the Company will be required to redeem, to the extent not earlier redeemed pursuant to the previously described optional redemption right, 5,000 shares of the 5% Cumulative Preferred Stock for an aggregate redemption price of $5.0 million ($1,000 per share) during each of the years ending December 31, 2016, 2017 and 2018. The Second Amendment is also expected to provide that, in the event of default on the Company’s obligations to make dividend payments or redeem the 5% Cumulative Preferred Stock in accordance with the mandatory redemption provision, the holders of the 5% Cumulative Preferred Stock will be entitled to receive from the Company shares of Bluegreen’s common stock having, in the aggregate, a fair market value equal to the amount of the dividend or redemption payment defaulted on, subject, in the case of a mandatory redemption payment default, to a maximum of 5,000,000 shares of Bluegreen’s common stock. In consideration therefor and as a result of BFC’s 2011 conversions of its shares of Benihana’s Series B Convertible Preferred Stock, it is contemplated that the Second Amendment will eliminate (i) the right of the holders of BFC’s 5% Cumulative Preferred Stock, in the event BFC defaulted on its dividend payment obligations with respect to its 5% Cumulative Preferred Stock, to receive directly from Benihana the payments due and (ii) the provision contained in the First Amendment which required BFC to redeem shares of the 5% Cumulative Preferred Stock with the net proceeds it receives in the event it sells any of its shares of Benihana’s Common Stock.

Under applicable accounting guidance, assuming the filing of the Second Amendment during the second quarter of 2012 and as a result of the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock will be classified as a liability at its estimated fair value beginning in the second quarter of 2012.

During June 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases relating to the voluntary bankruptcy petitions filed by Levitt and Sons and substantially all of its subsidiaries during November 2007. Pursuant to the Settlement Agreement, as it was subsequently amended, Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement, as amended. Accordingly, in the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund which may be payable to the Debtors Estate pursuant to the Settlement Agreement. The gain on settlement of investment in subsidiary of $40.4 million recorded in the first quarter of 2009 was reduced by the $10.7 million accrual recorded in the fourth quarter of 2009 resulting in a $29.7 million gain on settlement of investment in subsidiary for the year ended December 31, 2009. Additionally, in the second quarter of 2010, we increased the $10.7 million accrual by approximately $1.0 million, representing the portion of an additional tax refund which was received during the fourth quarter of 2011. The Company’s liability related to the Settlement Agreement at December 31, 2011 was approximately $11.7 million, representing the portion of tax refund that will likely be required to be paid to the Debtors’ Estate pursuant to the Settlement Agreement. As of December 31, 2011, $11.7 million of the tax refund to be paid to the Debtors’ Estate was received and placed in an escrow account. The $11.7 million amount is included as restricted cash in the Company’s consolidated statements of financial condition.

MD&A

(BFC)

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement was $2.0 million (which was shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to an unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. No amounts were recorded in our financial statements at December 31, 2011 or December 31, 2010 for this partnership, including the guarantee.

A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. On March 25, 2011, the limited liability company reached a settlement with its lender and conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. As described above, during the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million which is included in equity in earnings from unconsolidated affiliates for the year ended December 31, 2011.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At December 31, 2011 and 2010, the carrying amount of this investment was approximately $283,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements at December 31, 2011 or December 31, 2010 for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

Real Estate Operations

The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core prior to its liquidation in 2010 and Carolina Oak, which was engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008. The Real Estate Operations segment also previously included the operations of Cypress Creek Holdings. The results of Cypress Creek Holdings are classified as discontinued operations for each of the years ended December 31, 2009, 2010 and 2011 and Core’s results are classified as discontinued operations for each of the years ended December 31, 2009 and 2010.

In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with the various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of properties in Florida and South Carolina which served as collateral under mortgage loans totaling approximately $113.9 million. Under the

MD&A

(BFC)

terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the real property owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefor, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In accordance with the accounting guidance for consolidation, Woodbridge recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s consolidated statement of financial condition as of December 31, 2010, and the deferred gain on settlement of investment in subsidiary was recognized into income during the first quarter of 2011.

Approximately $27.2 million of the $113.9 million of mortgage loans described above was collateralized by property in South Carolina which had an estimated carrying value of approximately $19.4 million at December 31, 2010 and was subject to separate foreclosure proceedings. The foreclosure proceedings related to this property were completed on November 3, 2011 and, in accordance with the applicable accounting guidance, the Company recorded an $11.6 million gain on extinguishment of debt during the fourth quarter of 2011.

In December 2010, Core and one of its subsidiaries entered into agreements, including, without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefor, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and a $13.0 million gain on debt extinguishment was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2010.

On June 10, 2010, Core sold its two commercial leasing projects (sometimes hereinafter referred to as the “Projects”) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. The sale resulted in net cash proceeds to Core of approximately $1.5 million. See Note 5 to the consolidated financial statements included herein for further information regarding the Projects.

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

Woodbridge was the obligor under a $37.2 million loan collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. On April 26, 2011, a settlement agreement was entered into to resolve the disputes and litigation relating to the loan. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. In accordance with applicable accounting guidance, the Company recorded a deferred gain on debt settlement of $29.9 million in its consolidated statement of financial condition as of December 31, 2011. The deferred gain will be recognized into income at the earlier of the conclusion of a foreclosure proceeding or April 25, 2012.

MD&A

(BFC)

The discussion that follows reflects the operations and related matters of our Real Estate Operations (in thousands):

	For the years ended December 31,
	2011	2010	2009
Revenues:
Sales of real estate	$—	2,739	6,605
Other revenues	—	1,027	1,071

	—	3,766	7,676

Costs and expenses:
Cost of sales of real estate	—	23,232	82,105
Interest expense, net	2,533	12,094	5,577
Selling, general and administrative expenses	195	8,220	14,885
Other expense	—	—	1,132

Total costs and expenses	2,728	43,546	103,699

Gain on extinguishment of debt	11,625	13,049	—
Gain on settlement of investment in subsidiary	11,305	—	—
Interest income and other income	—	888	521

Income (loss) before income taxes	20,202	(25,843)	(95,502)
Provision for income taxes	(3)	—	—

Net income (loss) from continuing operations	$20,199	(25,843)	(95,502)

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

There were no real estate sales during 2011 due to the liquidation of the real estate assets at Core and Carolina Oak. During the year ended December 31, 2010, we sold approximately 8 acres, which generated revenues of approximately $2.5 million, and the related cost of sales was $2.2 million.

Other revenues recognized for the year ended December 31, 2010 primarily consisted of revenue generated by an irrigation facility owned by one of the five subsidiaries whose membership interests were transferred to Core’s lender upon settlement of $86.7 million of Core’s debt.

Selling, general and administrative expenses decreased to $0.2 million for the year ended December 31, 2011 from $8.2 million for 2010. The decrease resulted from the cessation of operations at Core and Carolina Oak.

Interest expense totaled $2.5 million for the year ended December 31, 2011 and $12.1 million for 2010. No interest was capitalized during the year ended December 31, 2011 or 2010. The decrease in interest expense was primarily due to the release of approximately $151.1 million of debt as part of Carolina Oak’s and Core’s settlement agreements with their lenders.

Gain on settlement of investment in subsidiary of $11.3 million for the year ended December 31, 2011 is attributable to the deconsolidation of five of Core’s subsidiaries, the membership interests in which were transferred to the lender upon settlement of $86.7 million of Core’s debt.

Gain on extinguishment of debt of $11.6 million for the year ended December 31, 2011 is attributable to the completion of foreclosure proceedings related to Tradition South Carolina during the fourth quarter of 2011. Gain on extinguishment of debt of $13.0 million for the year ended December 31, 2010 is attributable to the settlement of a $25 million loan made to a subsidiary of Core, as to which Core was secondarily liable as a guarantor. See Note 20 to the consolidated financial statements for further details.

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

MD&A

(BFC)

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

Other revenues remained consistent at $1.0 million and $1.1 million for the years ended December 31, 2010 and 2009, respectively.

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

Selling, general and administrative expenses decreased to $8.2 million for the year ended December 31, 2010 from $14.9 million in 2009. The decrease reflected the ceasing of real estate activities at Core, including specifically lower compensation and benefits expense and lower office related expenses reflecting a reduction in force at Core in 2009 and 2010, lower sales and marketing expenses as neither Core nor Carolina Oak engaged in advertising activities for the year ended December 31, 2010, and lower developer expenses related to property owner associations in Tradition, Florida. In addition, there was lower severance expense at Core for the year ended December 31, 2010 compared to 2009. These decreases were slightly offset by an increase in professional services related to the restructuring and property tax expenses in the year ended December 31, 2010 compared to 2009.

Gain on extinguishment of debt consists of the above described $13.0 million gain attributable to the troubled debt restructuring relating to the resolution of a $25 million loan made to a subsidiary of Core, as to which Core was secondarily liable as a guarantor. See Note 20 for further details.

Interest incurred totaled $12.1 million for the year ended December 31, 2010 and $7.6 million for 2009. No interest was capitalized in the year ended December 31, 2010 compared to $2.0 for 2009 period. During the year ended December 31, 2010, we recorded interest expense at the default rate of interest in accordance with the terms of our loan agreements. Additionally, during the third quarter of 2009, the Company ceased capitalizing interest in light of the significantly reduced development activities in Florida and the suspended development activities in South Carolina. These factors resulted in a net higher interest expense recognized in the year ended December 31, 2010 compared to 2009. Historically, the capitalized interest allocated to inventory is charged to cost of sales as land and homes are sold. Cost of sales of real estate for the year ended December 31, 2010 and 2009 did not include any significant amounts of previously capitalized interest.

Other expense for the year ended December 31, 2009 primarily consisted of property and equipment impairment charges at Core.

MD&A

(BFC)

Discontinued Operations – Core Communities and Cypress Creek Holdings

Cypress Creek Holdings. Cypress Creek Holdings owned an 80,000 square foot office building in Fort Lauderdale, Florida. As of December 31, 2011, the building, which had an estimated carrying value of approximately $6.4 million, served as collateral for an approximately $11.2 million mortgage loan. For the year ended December 31, 2010 and 2009, BFC recognized impairment charges related to the office building of $3.9 million and $4.3 million, respectively.

The building was previously 50% occupied by an unaffiliated third party pursuant to a lease which expired in March 2010. The tenant opted not to renew the lease and vacated the space as of March 31, 2010. After efforts to lease the space proved unsuccessful, the lender with respect to the office building agreed to permit Cypress Creek Holdings to pursue a short sale of the building and in December 2011, Cypress Creek Holdings signed a letter of intent for the sale of the building and as a result, Cypress Creek Holdings results of operations are reported as a discontinued operation in the Company’s consolidated financial statements and its assets are classified as assets held for sale. During January 2012, the building was sold for approximately $10.8 million. At closing the Company paid $668,000. The proceeds of the sale were paid to the lender in full satisfaction of the loan. Upon closing of the sale, the Company will recognize a gain of approximately $4.6 million during the first quarter of 2012.

Core Communities. In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Due to this decision, the assets associated with the Projects were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Company’s consolidated statements of financial condition. Accordingly, the results of operations for the Projects are included in the Company’s consolidated statements of operations as discontinued operations. On June 10, 2010, Core sold the Projects for approximately $75.4 million. As a result of the sale, a $2.6 million gain on sale of discontinued operations was realized in the second quarter of 2010. See Note 5 to the consolidated financial statements for additional information.

Below are the results of discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Revenues	$4	5,874	9,675

	4	5,874	9,675

Cost and Expenses:
Other costs and expenses	1,052	6,449	26,620
Interest expense	638	2,455	4,092

	1,690	8,904	30,712

Loss from discontinued operations before taxes	(1,686)	(3,030)	(21,037)
Benefit for income taxes	—	—	—

Loss from discontinued operations	$(1,686)	(3,030)	(21,037)

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues from discontinued operations for the year ended December 31, 2010 primarily consisted of rental income related to Core’s Projects. Also included in revenues for the year ended December 31, 2010 is a gain of approximately $2.6 million recognized from the sale of the Projects in June 2010.

Costs and expenses decreased to $1.7 million for the year ended December 31, 2011 compared to $8.9 million for the same period in 2010. The decrease related primarily to the sale of Core’s Projects in June 2010. Additionally, in 2010, we recognized a $3.9 million impairment charge related to the office building owned by Cypress Creek Holdings.

MD&A

(BFC)

Loss from discontinued operations decreased to $1.7 million for the year ended December 31, 2011 compared to $3.0 million for the year ended December 31, 2010. The decrease is primarily due to the sale of Core’s Projects in June 2011, which, as described above, resulted in a gain of approximately $2.6 million.

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues from discontinued operations decreased to $5.9 million for the year ended December 31, 2010 compared to $9.7 million for 2009. We recognized revenue from Core’s Projects for all of 2009, but only for the first two quarter of 2010 as a result of the sale of the Projects in June 2010.

Costs and expenses decreased to $8.9 million for the year ended December 31, 2010 compared to $30.7 million for 2009. The decrease is primarily related to sale of Core’s Projects in June 2010. Additionally, in 2009, we recognized a $13.6 million impairment charge related to Core’s Projects and a $4.3 million impairment charge for the office building owned by Cypress Creek Holdings.

Loss from discontinued operations decreased to $3.0 million for the year ended December 31, 2010 compared to the same period for 2009. The decrease is primarily related to impairment charges related to Core’s Projects recognized in 2009.

Real Estate Operations-Liquidity and Capital Resources

Due to the cessation of operations at Core and Carolina Oak, the cash and cash equivalents balance at December 31, 2011 was not significant. At December 31, 2010, Core had cash and cash equivalents of $1.0 million. The decrease in cash and cash is primarily due to the payment of general and administrative expenses, including legal and professional fees and payments to the receiver for services related to the settlement of Core’s and Carolina Oak’s indebtedness.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At December 31, 2011 and 2010, Woodbridge had $0 and $490,000, respectively, in surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. Woodbridge reimbursed the surety approximately $348,000 during the year ended December 31, 2009 in accordance with the indemnity agreement for bond claims paid during the period. No reimbursements were made during the year ended December 31, 2010 or 2011.

In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the surety bonds exposure in connection with demands made by a municipality. Based on claims made by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated. While Woodbridge did not believe that the municipality had the right to demand payment under the bonds, Woodbridge complied with that request. In August 2010, a motion for summary judgment was entered in Woodbridge’s favor terminating any obligations under the bonds. Subsequent to the motion being granted, the municipality appealed the decision. On March 8, 2012, the Court of Appeals affirmed the district court’s granting of Woodbridge’s motion for summary judgment.

MD&A

(Bluegreen)

Bluegreen

The Company’s consolidated financial statements for the years ended December 31, 2011 and 2010 and for the Bluegreen Interim Period (the period from November 16, 2009, the date on which the Company acquired additional shares of Bluegreen’s common stock resulting in the Company having a controlling interest in Bluegreen, through December 31, 2009) include the results of operations of Bluegreen. Bluegreen’s results of operations are reported through Bluegreen Resorts, the operating segment of Bluegreen engaged in the vacation ownership industry. Bluegreen Communities, which prior to June 30, 2011 was a separate reporting segment of Bluegreen and BFC, has ceased to be a separate reporting segment as a result of the proposed sale of substantially all of its assets to Southstar, and Bluegreen Communities’ operating results are presented as discontinued operations for the years ended December 31, 2011 and 2010 and the Bluegreen Interim Period. See Note 5 to the consolidated financial statements for information regarding the results of discontinued operations. Bluegreen is a separate public company, and the following discussion is derived from or includes disclosure prepared by Bluegreen’s management for inclusion in its Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, unless noted to the contrary or the context otherwise requires, references to the “Company”, “we”, “us” or “our” in the following discussion are references to Bluegreen and its subsidiaries, and are not references to BFC, BankAtlantic Bancorp or BankAtlantic.

During 2011, Bluegreen’s management modified its measure of segment operating profit to include certain items previously excluded. Accordingly, Bluegreen Resorts’ operating profit for the year ended December 31, 2010 and the Interim Period ended December 31, 2009 have been adjusted to reflect the revised presentation.

Bluegreen’s continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed by others, in which case Bluegreen earns fees for providing these services. VOIs in Bluegreen’s resorts and those sold by Bluegreen on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of Bluegreen’s 59 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to Bluegreen.

Bluegreen Communities, which, as discussed below, has been classified as a discontinued operation, markets residential homesites, the majority of which are sold directly to retail customers seeking to build a home generally in the future. Bluegreen Communities also has realty and daily-fee golf course operations. Bluegreen Communities historical operations also included acquiring, developing and subdividing the property comprising its residential homesites.

During June 2011, Bluegreen’s board of directors made a determination to seek to sell Bluegreen Communities, or all or substantially all of its assets. As a consequence, Bluegreen Communities is presented as a discontinued operation for all applicable periods.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of Bluegreen’s subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. The agreement, as amended, provides for the transaction to be consummated on a date no later than April 30, 2012. Southstar has advised Bluegreen that it has obtained financing in order to close the transaction, but obtaining such financing is not a closing condition. However, closing of the transaction remains subject to the parties’ receipt of all required covenants and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. There can be no assurance that the transaction will be consummated on the contemplated terms, including in the contemplated time frame, or at all. See Note 5 to our consolidated financial statements for additional information.

MD&A

(Bluegreen)

On November 11, 2011, Bluegreen entered into a definitive merger agreement with BFC Corporation, pursuant to which, subject to the terms and conditions thereof, Bluegreen will become a wholly-owned subsidiary of BFC and Bluegreen shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen common stock that they hold at the effective time of the merger. BFC owns approximately 54% of Bluegreen’s common stock.

The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger. However, consummation of the merger is subject to a number of closing conditions, including the approval of both Bluegreen and BFC shareholders, the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger and the absence of any legal restraints or prohibitions preventing the completion of the merger or litigation or other proceeding seeking to enjoin or prohibit the merger. There is no assurance that the merger will be consummated on the contemplated terms, including in the contemplated time frame, or at all.

Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate have been filed. See “Item 3 – Legal Proceedings.”

Certain of Bluegreen’s outstanding facilities with Wells Fargo and RFA, which had an aggregate outstanding balance of approximately $21.1 million at December 31, 2011, require the prior consent of the lenders to the merger. The Wells Fargo loan ($19.9 million outstanding as of December 31, 2011) is due the earlier of June 30, 2012 or the closing of the merger. RFA has indicated that they intended to consent to the merger, and Bluegreen is in the process of legal documentation on such consent.

If the merger is consummated, Bluegreen’s common stock will no longer be listed for trading on the New York Stock Exchange (the “NYSE”) or registered under the Exchange Act of 1934 (the “Exchange Act”). As described above, the merger agreement requires, as a condition to the merger, that BFC’s Class A Common Stock be approved for listing on a national securities exchange at the effective time of the merger.

During the year ended December 31, 2011:

•	Bluegreen generated “free cash flow” (cash flow from operating and investing activities) of $162.7 million compared to $158.0 million in 2010.

•	Bluegreen earned income from continuing operations of $43.0 million compared to $33.9 million for 2010.

•	VOI system-wide sales, which include sales of third-party developer inventory, totaled $303.2 million compared to $295.9 million during 2010.

•

Bluegreen sold $109.2 million of third-party inventory and earned sales and marketing commissions of $73.7 million. Including Bluegreen’s resort management, resort title, construction management and other fee-based operations, Bluegreen’s total resort fee-based services revenues were $144.7 million, a 21% increase over 2010.

Bluegreen believes its fee-based service business enables Bluegreen to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services and construction management to generate recurring revenues from third parties. Providing these services requires significantly less capital investment than its traditional vacation ownership business. Bluegreen’s goal is for fee-based services to become an increasing portion of its business over time; however, its efforts to do so may not be successful.

During 2011 and 2010, Bluegreen sold $109.2 million and $78.8 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $73.7 million and $53.0 million, respectively. Based on an allocation of its selling, marketing and field general administrative expenses of these sales, Bluegreen believes it generated approximately $17.8 million and $10.8 million in pretax profits by providing sales and marketing fee-based services during 2011 and 2010, respectively.

MD&A

(Bluegreen)

Additionally, consistent with Bluegreen’s initiatives seeking to improve liquidity, during 2011 Bluegreen continued to focus on generating VOI sales that are paid in cash in full at the time of sale or shortly thereafter and encouraging larger down payments on financed sales. During 2011, including down payments received on financed sales, 58% of Bluegreen’s VOI sales were paid in cash within approximately 30 days from the contract date. Refer to Liquidity and Capital Resources section below for additional information.

Seasonality

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

Notes Receivable and Allowance for Loan Losses

Bluegreen offers financing to buyers of its VOIs who meet certain minimum requirements. On a more limited basis, Bluegreen Communities also offers financing to buyers of its homesites. Accordingly, Bluegreen is subject to the risk of defaults by customers. GAAP requires that Bluegreen reduces sales of VOIs by its estimate of future uncollectible note balances on originated VOI notes receivables, excluding any benefit for the value of future recoveries of defaulted VOI inventory. Bluegreen updates its estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in its expected losses related to notes originated in prior periods.

Bluegreen seeks to monetize its notes receivable by transferring the notes to warehouse purchase facilities, in which case the notes are legally sold to a special purpose entity for the benefit of a financial institution or conduit, or by pledging the notes as collateral for a receivables hypothecation loan. Bluegreen attempts to maintain these diversified liquidity sources for its notes receivable in order to mitigate the risks of being dependent on a single source. Each such facility has eligibility standards for the notes receivable that may be sold or pledged under the facility. It is generally contemplated that notes receivable transferred to a warehouse purchase facility will ultimately be included in a future securitization of the transferred notes. The notes receivable securitized are determined during the negotiation of the securitization transaction, with the characteristics of the notes receivable selected determining the terms of the transaction. Notes receivable previously pledged as collateral for a receivable hypothecation loan may also be included in a term securitization transaction, however such notes are generally not included if doing so would result in a significant prepayment penalty. Further, based on the size and timing of the securitization, Bluegreen may also choose to include newly originated notes receivable. Additionally, the specific characteristics of the notes receivable factor into whether such notes would be desirable to include in a securitization. Such factors may include delinquency status, FICO® score, interest rate, remaining term, outstanding balance and whether the obligor is foreign or domestic.

Bluegreen believes that relatively high unemployment in the United States and adverse economic conditions in general have adversely impacted, and may continue to adversely impact, the performance of its notes receivable portfolio in the form of relatively higher defaults and lower prepayment rates than have historically been experienced. Bluegreen’s estimates regarding its allowance for loan losses involves interpretation of historical data, the aging of receivables, current default trends by origination year, the impact of loan seasoning, current economic conditions, the economic outlook, and the FICO® scores of borrowers at the time of origination. To the extent that these estimates change, Bluegreen’s results of operations could be adversely affected. During 2011 and 2010, in addition to recognizing an estimate of loan losses on current loan originations, Bluegreen recorded $7.2 million and $21.2 million, respectively, of charges as a result of changing its estimate of future loan losses on loans originated prior to its implementation of FICO® score-based credit underwriting standards during December 2008. While Bluegreen believes its notes receivable are adequately reserved at this time, future defaults may occur at levels greater than Bluegreen expects. If the future performance of its loans varies from Bluegreen’s expectations and estimates, additional charges may be required in the future.

MD&A

(Bluegreen)

Bluegreen Financial Results

As described above and elsewhere in this report, the operating results of Bluegreen Communities, Bluegreen’s residential communities’ business segment, have been classified as discontinued operations due to the decision made by its Board of Directors on June 30, 2011 to seek to sell the division or all or substantially all of its assets. In connection with that determination, Bluegreen incurred pre-tax charges after purchase accounting adjustments, of $58.0 million with respect to Bluegreen Communities’ assets based on its valuation of the assets held for sale. Additionally, during 2011, Bluegreen’s discontinued operations incurred a pre-tax loss of $5.2 million, which, when combined with the impairment charge and offset by the income tax benefit, resulted in an after-tax loss from discontinued operations of $41.5 million.

The following tables include Bluegreen’s financial results for the years ended December 31, 2011 and 2010 and the Bluegreen Interim Period (from November 16, 2009 to December 31, 2009).

	For the Years Ended				For the Interim Period Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Amount	% of System- wide sales of VOIs, net	Amount	% of System- wide sales of VOIs, net	Amount	% of System- wide sales of VOIs, net
System-wide sales of VOIs (1)	$303,217		295,859		28,571
Changes in sales deferred under timeshare accounting rules	(537)		(6,818)		(1,404)

System-wide sales of VOIs, net	302,680	100%	289,041	100%	27,167	100%
Less: Sales of third party VOIs	(109,171)	-36%	(78,805)	-27%	(8,875)	-33%

Gross sales of VOIs	193,509	64%	210,236	73%	18,292	67%
Estimated uncollectible VOI notes receivable (2)	(23,511)	-12%	(45,669)	-22%	(670)	-4%

Sales of VOIs sold	169,998	56%	164,567	57%	17,622	65%
Cost of VOIs sold (3)	(27,058)	-16%	(19,862)	-12%	(3,118)	-18%

Gross profit	142,940	84%	144,705	88%	14,504	82%
Fee-based sales commission revenue	73,673	24%	52,966	18%	5,520	20%
Other fee-based services revenue	70,985	23%	65,979	23%	5,073	19%
Cost of other fee-based services	(37,762)	-12%	(37,898)	-13%	(3,146)	-12%
Net carrying cost of VOI inventory	(14,332)	-5%	(8,965)	-3%	(392)	-1%
Selling and marketing expenses	(135,554)	-45%	(134,731)	-47%	(14,334)	-53%
Field general and administrative expenses (4)	(18,921)	-6%	(19,705)	-7%	(1,441)	-5%

Operating profit	$81,029	27%	62,350	22%	6,176	23%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted in the same manner as the sale of Bluegreen’s VOI inventory
(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs.
(3)	Percentages for cost of VOIs sold and gross profit are calculated based on sales of VOIs.
(4)

General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate and general administrative expenses totaled $42.2 million and $38.9 million for the years ended December 31, 2011 and 2010, respectively.

Bluegreen Resorts - Year ended December 31, 2011 compared to year ended December 31, 2010

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of Bluegreen-owned VOIs as well as sales of VOIs owned by third parties. The sales of third-party VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory. Bluegreen earns commissions on such sales from third parties. System-wide sales of VOIs increased from $303.2 million in 2011 to $295.9 million in 2010 as a result of an increase in the number of sales transactions and a slightly higher average sales price per transaction.

MD&A

(Bluegreen)

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third parties for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For Years Ended
	2011	2010
Number of sales offices at period-end	21	20
Number of Bluegreen VOI sales transactions	16,665	18,504
Number of sales made on behalf of outside developers for a fee	8,927	6,426
Total number of VOI sales transactions	25,592	24,930
Average sales price per transaction	$12,065	12,006
Number of total prospectus tours	166,024	160,281
Sale-to-tour conversion ratio - total prospects	15.4%	15.6%
Number of new prospects tours	95,954	92,847
Sale-to-tour conversion ratio - new prospects	10.9%	10.6%
Percentage of sales to owners	57.2%	58.3%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $193.5 million and $210.2 million in 2011 and 2010, respectively. Sales of VOIs owned by us decreased during 2011 due to Bluegreen’s increased focus on selling VOIs on behalf of third parties in connection with the expansion of Bluegreen’s fee-based service sales and marketing business. See Fee-Based Sales Commission Revenue below.

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During 2011, due to the timing of revenue recognition, Bluegreen realized a net deferral of approximately $0.5 million of sales, compared to approximately $6.8 million of sales in 2010.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, as reduced by the impact of estimated uncollectible VOI notes receivable as further described below. Sales of VOIs were $170.0 million in 2011 compared to $164.6 million in 2010.

VOI revenue is reduced by Bluegreen’s estimate of future uncollectible VOI notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for newly originated loans and the future performance of its existing loan portfolio. Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 12% and 22% during 2011 and 2010, respectively. Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were higher during 2010 due to the charges recognized during the year in connection with changes in its estimate of future performance on loans generated prior to December 15, 2008 as further described below.

In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in its allowance for loan losses. During the years ended December 31, 2011 and 2010, Bluegreen reduced revenue by $16.4 million and $24.5 million, respectively, for the estimated future uncollectibles on loans originated in these periods. Additionally, during 2010, and to a lesser extent during 2011, Bluegreen recorded charges to increase its allowance for uncollectible notes receivable in connection with the lower FICO® score loans generated prior to December 15, 2008, the date on which Bluegreen implemented FICO® score-based credit standards. In connection with its quarterly analysis of loan performance Bluegreen concluded that these lower FICO® score loans have not experienced the same benefit of seasoning as other loans in the same vintage historically have, thus increasing the probability of higher future defaults on such loans, which resulted in charges of $7.2 million and $21.2 million during 2011 and 2010, respectively. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from Bluegreen’s estimates.

MD&A

(Bluegreen)

Cost of VOIs Sold. Cost of VOIs sold is the cost of Bluegreen VOIs sold during the period and relived from inventory. During 2011 and 2010, cost of VOIs sold was $27.1 million and $19.9 million, respectively, and represented 16% and 12%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period, changes in the estimated future sales (including future defaults and estimated incremental revenue from the resale of repossessed VOI inventory), and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).

Fee-Based Sales Commission Revenue. Bluegreen earns commissions for the sales of third-party inventory upon the closing of the respective sales transaction. During the years ended December 31, 2011 and 2010, Bluegreen sold $109.2 million and $78.8 million, respectively, of third-party inventory and earned sales and marketing commissions of $73.7 million and $53.0 million, respectively. Based on an allocation of Bluegreen’s selling, marketing and segment general and administrative expenses to these sales, Bluegreen believes it generated approximately $17.8 million and $11.1 million in pre-tax profits from these sales and marketing fee-based services during the years ended December 31, 2011 and 2010, respectively. The increase in the sales of third-party developer inventory during 2011 is a result of Bluegreen’s strategic expansion of its fee-based service business. Bluegreen anticipate that fee-based services will be a greater portion of its revenues in the future, although its efforts in this respect may not be successful.

Net Carrying Cost of VOI Inventory. Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory, which is paid to the property owners’ associations that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of its owned VOIs. Accordingly, the net carrying cost for Bluegreen’s unsold inventory fluctuates with the number of VOIs Bluegreen owns and the number of resorts subject to the developer subsidy arrangements, as well as proceeds from rental and sampler activity. During 2011 and 2010, the carrying cost of Bluegreen’s inventory was $23.4 million and $19.0 million, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $9.1 million and $10.0 million, respectively.

Selling and Marketing Expenses. Selling and marketing expenses were $135.6 million and $134.7 million during 2011 and 2010, respectively. As a percentage of system wide sales, net, selling and marketing expenses remained relatively consistent during the years at 45% in 2011 and 47% in 2010. Bluegreen’s overall sale-to-tour ratios decreased slightly during 2011 to 15.4%, compared to 15.6% in 2010. Sales to owners, which carry a relatively lower marketing cost, accounted for 57.2% of system-wide sales during 2011, as compared to 58.3% during 2010.

Field General and Administrative Expenses. Field general and administrative expenses, which represent expenses directly attributable to Bluegreen’s resort sales and marking operations and exclude corporate overhead, were $18.9 million and $19.7 million during 2011 and 2010, respectively. As a percentage of system-wide sales, net, field general and administrative expenses decreased slightly to 6% during 2011 from 7% during 2010.

MD&A

(Bluegreen)

Other Fee-Based Services

Revenue and costs related to Bluegreen’s other fee-based services were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010
Revenues:
Fee-based management services	$55,423	50,783
Title Operations	8,171	9,486
Other	7,391	5,710

Total other fee-based service revenues	70,985	65,979

Costs:
Fee-based management services	27,660	26,027
Title Operations	2,785	2,304
Other	7,317	9,567

Total cost of other fee-based service	37,762	37,898
Profit:
Fee-based management services	27,763	24,756
Title Operations	5,386	7,182
Other	74	(3,857)

Total other fee-based service profit	$33,223	28,081

Other Fee-Based Services Revenue. Bluegreen’s other fee-based services revenue consists primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions. Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of the Club Resorts and Club Associate Resorts. In connection with its management services provided to the Bluegreen Vacation Club, Bluegreen manage the club reservation system, provide owner services, and perform billing and collections services.

Revenues generated by other fee-based services were $71.0 million and $66.0 million during 2011 and 2010, respectively. Revenues related to other fee-based services increased in 2011 as Bluegreen provided services to more VOI owners and managed more timeshare resorts on behalf of property owners’ associations. As of December 31, 2011, Bluegreen managed 45 timeshare resort properties and hotels compared to 43 as of December 31, 2010. The increase in management services revenue was partly offset by a reduction in fees earned from title services during 2011, as a result of an initiative implemented during 2010, which reduced Bluegreen’s processing back-log and had an impact of increasing 2010 title fee revenues.

Bluegreen intends to continue to pursue its efforts to provide resort management and title services to resort developers and others, on a cash-fee basis. While its efforts to do so may not be successful, Bluegreen hopes that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $37.8 million and $37.9 million in 2011 and 2010, respectively.

MD&A

(Bluegreen)

Bluegreen Resorts - Year ended December 31, 2010 compared to the Interim Period ended December 31, 2009

The following include Bluegreen’s financial results for the year ended December 31, 2010 and the Bluegreen Interim Period. No comparative analysis was performed as Bluegreen’s results prior to November 16, 2009 are not included in the financial results below, but rather our earnings attributable to Bluegreen were reported in our BFC Activities segment.

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of Bluegreen-owned VOIs as well as sales of VOIs owned by third parties. Bluegreen began selling and marketing vacation ownership inventory on behalf of third parties for a fee in July of 2009. The sales on behalf of third parties are transacted through the same selling and marketing process used to sell its owned VOI inventory. The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of outside developers for a fee for the periods indicated. The information is provided before giving effect to the deferral of sales in accordance with GAAP:

	For the Year Ended	For the Interim Period
	2010	2009
Number of sales offices at period-end	20	21
Number of Bluegreen VOI sales transactions	18,504	1,625
Number of sales made on behalf of outside developers for a fee	6,426	694
Total number of VOI sales transactions	24,930	2,319
Average sales price per transaction	$12,006	11,703
Number of total prospectus tours	160,281	16,140
Sale-to-tour conversion ratio - total prospects	15.6%	14.4%
Number of new prospects tours	92,847	5,974
Sale-to-tour conversion ratio - new prospects	10.6%	10.9%
Percentage of sales to owners	58.3%	—

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted in sales deferred under timeshare accounting rules. Gross sales of VOIs were $210.2 million in 2010.

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During 2010, due to timing of revenue recognition Bluegreen realized a net deferral of approximately $6.8 million of sales.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, reduced by Bluegreen’s estimate of future uncollectible VOI notes receivable. Sales of VOIs were $164.6 million in 2010. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period, and changes in Bluegreen’s estimates of future note receivable performance for newly originated loans and the future performance of its existing loan portfolio. During the years ended December 31, 2010, Bluegreen reduced revenue by $24.5 million for the estimated future uncollectibles on loans originated in these periods.

Additionally, during 2010, Bluegreen recorded charges of $21.2 million to increase its allowance for uncollectible notes receivable in connection with the lower FICO® score loans generated prior to November 1, 2008, the date at which Bluegreen implemented FICO® score-based credit standards. In connection with Bluegreen’s analysis of loan performance performed during 2010, Bluegreen concluded that these lower FICO® score loans have not experienced the same benefit of seasoning as other loans in the same vintage historically have, thus resulting in the probability of higher future defaults on such loans. Additionally, during 2010, Bluegreen recorded charges of $21.2 million to increase

MD&A

(Bluegreen)

its allowance for uncollectible notes receivable in connection with the lower FICO® score loans generated prior to December 15, 2008, the date on which Bluegreen implemented FICO® score-based credit standards. In connection with Bluegreen’s analysis of loan performance which it performed during 2010, Bluegreen concluded that these lower FICO® score loans have not experienced the same benefit of seasoning as other loans in the same vintage historically have, thus resulting in the probability of higher future defaults on such loans.

Cost of VOIs Sold. Cost of VOIs sold was $19.9 million in 2010. Cost of VOIs sold varies between periods based on the sales volumes, the relative costs of the specific VOIs sold in each respective period and the size of the point packages of the VOIs sold. Additionally, cost of sales during 2010 was impacted by the decrease in the overall carrying cost of Bluegreen’s VOI inventory due to the adoption of ASU 2009-16 and ASU 2009-17, effective January 1, 2010. In addition, the increase in Bluegreen’s loan loss reserve during 2010 impacted Bluegreen’s future projected product margins, which decreased the carrying cost of inventory in accordance with applicable timeshare accounting rules.

During the year ended December 31, 2010, Bluegreen Resorts’ gross profit percentage was 88%. The gross profit percentage during 2010 is mainly attributed to the decrease in the carrying cost of Bluegreen’s VOI inventory as a result of the adoption of the new accounting standards on January 1, 2010 as described above.

Fee-Based Sales Commission Revenue. As described above, in July 2009, Bluegreen began selling and marketing third parties for a fee. Bluegreen earns commissions for the sales of third-party VOIs upon the closing of the respective sales transaction.

During the year ended December 31 2010, Bluegreen sold $78.8 million of third-party VOI and earned sales and marketing commissions of $53.0 million. Based on an allocation of its selling, marketing and segment general and administrative expenses to these sales, Bluegreen believes it generated approximately $11.1 million in pre-tax profits by providing these sales and marketing fee-based services during the year ended December 2010.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s VOI inventory includes maintenance fees and developer subsidies on VOIs in Bluegreen-owned inventory that are paid to the property owners’ associations that maintain the resorts. Bluegreen partially mitigate this expense, to the extent possible, through the rental of its owned VOIs. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOIs Bluegreen holds and the number of resorts subject to developer subsidy arrangements, as well as revenue realized from rental and sampler activity. During 2010, the carrying cost of Bluegreen’s developer inventory totaled approximately $19.0 million and was offset by rental and sampler revenues, net of expenses, of $10.0 million.

Selling and Marketing Expenses. Selling and marketing expenses for Bluegreen Resorts were $134.7 million during 2010. Selling and marketing expenses in 2010 reflected expanded marketing activity consistent with the increase in Bluegreen’s system-wide sales of VOIs. As a percentage of system-wide sales, net, selling and marketing expenses was 47% during 2010. Overall sale-to-tour ratios decreased slightly during 2010 and sales to owners, which carry a relatively lower marketing cost, accounted for 58% of system-wide sales during 2010.

Field General and Administrative Expenses. Field general and administrative expenses for Bluegreen Resorts was $19.7 million during 2010. Field general and administrative expenses for Bluegreen Resorts during 2010 includes additional spending required to support the increased level of sales activity. As a percentage of system-wide sales, net, field general and administrative expenses was at 7% during 2010.

MD&A

(Bluegreen)

Other Resort Fee-Based Services

The following sets forth the pre-tax profit generated by Bluegreen’s other resort fee-based services (in thousands):

	For the Year Ended December 31, 2010	For the Interim Period Ended December 31, 2009
Revenues:
Fee-based management services	$50,783	4,376
Title Operations	9,486	697
Other	5,710	—

Total other fee-based service revenues	65,979	5,073

Costs:
Fee-based management services	26,027	2,820
Title Operations	2,304	326
Other	9,567	—

Total cost of other fee-based service	37,898	3,146
Profit:
Fee-based management services	24,756	1,556
Title Operations	7,182	371
Other	(3,857)	—

Total other fee-based service profit	$28,081	1,927

Other Fee-Based Services Revenue. Bluegreen’s other fee-based services revenue consists primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions. In exchange for fees, Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of the Club Resorts and Club Associate Resorts. In connection with Bluegreen’s management services provided to Bluegreen Vacation Club, Bluegreen manages the club reservation system, and provides owner services as well as billing and collections services.

Revenues generated by other fee-based services were $66.0 million during 2010. Revenues related to other fee-based services in 2010 reflects additional fees earned by providing services to more VOI owners and from managing more timeshare resorts on behalf of property owners’ associations. As of December 31, 2010, Bluegreen managed 43 timeshare resort properties and hotels. Additionally, Bluegreen’s revenues related to title services increased due to a reduction in its processing back-log and the increase in the number of system-wide VOI sales transactions.

Cost of Other Fee-Based Services. Cost of other fee-based services was $37.9 million in 2010. The cost during 2010 includes additional service volumes as described above.

MD&A

(Bluegreen)

Interest Income and Interest Expense. As of December 2011 and 2010, Bluegreen’s net interest spread primarily included the interest earned on $619.6 million and $712.1 million, respectively, of gross VOI notes receivable, net of interest expense incurred on $479.3 million and $571.9 million, respectively, of related receivable-backed debt. The following table details the sources of interest income and interest expense (in thousands):

	For the Years Ended December 31,		For the Interim Period Ended December 31,
	2011	2010	2009
Interest income:
VOI notes receivable	$87,470	92,976	10,169
Retained interest in notes receivable sold	—	—	2,027
Other	655	638	(14)

Total interest income	88,125	93,614	12,182

Interest expense:
Receivable-backed notes payable	40,514	46,188	4,602
Other	15,038	15,567	—

Total interest expense	55,552	61,755	4,602

Net interest spread	$32,573	31,859	7,580

Interest Income. The decrease in interest income during 2011 compared to 2010 was a result of the continued decrease in Bluegreen’s VOI notes receivable portfolio, which in turn was due to both the maturing of the portfolio as well as Bluegreen’s efforts to increase cash sales and collect higher down payments on those VOI sales that it finances. Bluegreen expect that its notes receivable portfolio will continue to decrease in the near term due to these factors.

The interest income on notes receivable during 2010 reflects a higher average balance on Bluegreen’s vacation ownership notes receivable and to a lesser extent, higher interest rates charged on timeshare loans originated on or after November 1, 2008. As discussed above, the average balances of Bluegreen’s notes receivable increased during 2010 as a result of the consolidation of notes receivable held by seven of its special purpose finance entities that were previously reported as “off-balance-sheet.” Accordingly, Bluegreen previously did not recognize interest income on such notes receivable, but instead recognized interest income through accretion of interest on its retained interests in the notes held by these entities. As of January 1, 2010, the amount of receivables, net of allowance, that would have been previously reported “off-balance sheet” was $377.3 million.

Interest Expense. Interest expense decreased in 2011 compared to 2010 due to lower average outstanding debt balances during 2011 as a result of debt repayments. The interest expense on receivable-backed notes payable in 2010 reflects a higher average debt balance of additional non-recourse receivable-backed debt recorded on Bluegreen’s balance sheet as a result of the consolidation of seven special purpose finance entities as of January 1, 2010. As of December 31, 2010, the outstanding balance of the non-recourse receivable-backed debt previously reported “off-balance sheet” was $411.4 million.

Bluegreen’s other interest expense is mainly comprised of interest on lines of credit and notes payable and our junior subordinated debentures. Other interest expense decreased in 2011 compared to 2010 due to lower average outstanding debt balances during 2011 as a result of debt repayments, partly offset by slightly higher interest rates. Other interest expense in 2010 benefited from a lower average debt balance and lower interest rates on Bluegreen’s junior subordinated debentures which was offset by higher interest rates on certain extensions to its existing debt agreements.

Bluegreen’s effective cost of borrowing was 7.59% and 7.46% during 2011 and 2010, respectively.

Mortgage Servicing Operations. Bluegreen’s mortgage servicing operations include processing payments, and collection of notes receivable owned by Bluegreen and by third parties. In addition, Bluegreen’s mortgage servicing operations facilitate the monetization of its VOI notes receivable through its various credit facilities and include monthly reporting activities for Bluegreen’s lenders and receivable investors.

MD&A

(Bluegreen)

Bluegreen earns fees from securitizations and securitization-type transactions as well as from providing loan servicing to third-party developers. Prior to the adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, Bluegreen recognized servicing fee income for providing mortgage servicing for notes receivable that had been sold to off-balance-sheet special purpose finance entities and for providing loan services to third-party portfolio owners on a cash-fee basis. Effective January 1, 2010, Bluegreen ceased recognizing servicing fee income for providing mortgage servicing to its special purpose finance entities as such entities are now consolidated by Bluegreen and the related loan servicing fees are now reported as a component of interest income.

During 2010, Bluegreen began servicing fee income for servicing the loan portfolios of certain third-party developers in connection with Bluegreen’s fee-based services arrangements. Such servicing fee income was approximately $0.5 million and $0.2 million during 2011 and 2010, respectively. As of December 31, 2011, the total principal amount of notes receivable serviced by Bluegreen under these arrangements was $46.5 million.

The cost of Bluegreen’s mortgage servicing operation was $5.1 million and $5.0 million during 2011 and 2010, respectively.

Corporate General and Administrative Expenses. Bluegreen’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters to support its business operations, including accounting, human resources, information technology, treasury, and legal. In addition, changes in both health insurance and accrued payroll between reporting periods for the entire company are recorded as corporate general and administrative expense.

Corporate general and administrative expenses were $42.2 million and $38.9 million for 2011 and 2010, respectively. The increase in 2011 compared to 2010 primarily relates to higher stock-based compensation expense. Stock-based compensation expense was higher in 2011 as a result of expenses recognized in connection with the acceleration of the vesting of stock options held by certain employees (as further described in Note 24 to our Consolidated Financial Statements). Additionally, stock-based compensation expense during 2010 benefited from an increase in expected stock option forfeitures. Corporate general and administrative expense in 2010 primarily relates to lower litigation costs, the benefit of higher than expected forfeitures on certain stock grants and lower company-wide benefit costs.

For a discussion of field selling, general and administrative expenses, see discussion above.

Other Expense, Net. Other expense, net was $2.8 million and $1.8 million for 2011 and 2010, respectively. Other expense, net for 2011 reflects a charge of $1.2 million due to an unfavorable outcome related to a disputed deposit on an acquisition which was pursued in 2005 and other expense, net during 2010 includes a $1.6 million non-cash impairment charge related to a write-down of one of Bluegreen’s assets to be disposed of by sale.

Non-controlling Interests in Income of Consolidated Subsidiary. Bluegreen includes the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, Bluegreen 51%-owned subsidiary, in its consolidated financial statements. The non-controlling interests in income of consolidated subsidiary is the portion of Bluegreen’s consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interests in income of consolidated subsidiary was $9.6 million and $8.8 million for 2011 and 2010, respectively.

Provision for Income Taxes. Bluegreen’s annual effective tax rate has historically ranged between 35% and 40%, based primarily upon the mix of taxable earnings among the various states in which it operates. In addition to changes in its mix of earnings, Bluegreen’s effective tax rate in 2011 was negatively impacted by the expiration of stock options in November 2011. While Bluegreen recognized compensation expense in accordance with GAAP for these options, Bluegreen is unable to receive a deduction for income tax purposes because the options expired unexercised.

MD&A

(Bluegreen)

Discontinued Operations

The following includes Bluegreen’s discontinued operations for the year ended December 31, 2010 and the Bluegreen Interim Period. No comparative analysis was performed as Bluegreen’s results prior to November 16, 2009 are not included in the financial results below, but rather our earnings attributable to Bluegreen were reported in our BFC Activities segment.

On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. On June 30, 2011, Bluegreen’s board of directors made a determination to seek to sell Bluegreen Communities, or all or substantially all of its assets. As a result of this decision, it was determined that Bluegreen Communities met the criteria for classification as discontinued operations. Accordingly, the operating results of Bluegreen Communities, which prior to June 30, 2011 were presented as a separate reporting segment, are included in discontinued operations for all applicable periods in the consolidated statements of operations.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of Bluegreen’s subsidiaries and Southstar. The Purchase and Sale Agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Southstar has also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. The Agreement, as amended provides for the transaction to be consummated no later than April 30, 2012. However, closing of the transaction remains subject to the parties’ receipt of all required consents and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. There can be no assurance that the transaction will be consummated on the contemplated terms, including in the contemplated time frame, or at all. See Note 5 to our Consolidated Financial Statements for additional information.

As of the date of filing of this Annual Report, Southstar has delivered cash deposits totaling $4.5 million, $50,000 of which is non-refundable, and the remainder of which is being held in escrow pending closing and will only be refunded to Southstar in the event the transaction is not consummated as a result of a breach of the agreement by one or more of Bluegreen’s subsidiaries which is not timely cured.

Below are the results of discontinued operations for the years ended December 31, 2011 and 2010 and the Bluegreen Interim Period ended December 31, 2009 (in thousands):

	For the Year Ended December 31		For the Interim Period Ended
	2011	2010	2009
Revenues	$13,876	13,699	3,732
Costs and expenses	16,075	40,021 (1)	7,006
Loss on assets held for sale	57,935	—	—
Interest expense	2,956	4,250	725

Loss from discontinued operations before taxes	(63,090)	(30,572)	(3,999)
Benefit for income taxes	21,591	9,110	1,400

Loss from discontinued operations	$(41,499)	(21,462)	(2,599)

(1)	Includes non-cash inventory impairment charge of $14.9 million during 2010. See below for additional information.

Year ended December 31, 2011 compared to the year ended December 31, 2010

Revenues of discontinued operations, excluding purchased accounting adjustments, consist primarily of sales of homesites, were $11.0 million and $13.4 million during 2011 and 2010, respectively. The decrease in revenues in 2011 resulted from a reduced sales volume in the second half of 2011. Cost of discontinued operations was $17.0 million and $40.0 million during 2011 and 2010, respectively.

MD&A

(Bluegreen)

Costs and expenses primarily was $16.1 million and $40.0 million during 2011 and 2010, respectively. Discontinued operations costs and expenses consists of cost of sales of real estate, expenses associated with the operation of two golf courses, selling and marketing expenses, and general and administrative expenses. Cost of discontinued operations during 2010 also included non-cash impairment charges of $14.9 million, net of purchase accounting adjustments, to write-down certain phases of Bluegreen Communities properties to their estimated fair value less costs to sell, as a result of continued low sales volume, reduced prices and the impact of reduced sales on the forecasted sellout period of the communities projects.

Loss from discontinued operations during 2011, net of purchase accounting adjustments, included a loss on assets held for sale of approximately $58.0 million, primarily the result of non-cash charges to write-down Bluegreen Communities’ assets to fair value less cost to sell. While fair value was derived from the sale price under the Purchase and Sale Agreement described above, the transaction may not be consummated on the contemplated terms or at all. As a result, additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of assets held for sale are materially different from the sales price under the Purchase and Sale Agreement.

Also included in results of discontinued operations is interest expense primarily on the H4BG Communities Facility as certain of the assets classified as held for sale and contemplated to be sold under the Purchase and Sale Agreement with Southstar serve as collateral under this facility. Under the terms of the facility, the entire amount of the debt outstanding under the facility and a $2.0 million deferred fee would be required to be repaid upon the sale of the assets. Interest expense was $3.0 million and $4.3 million during 2011 and 2010, respectively. Interest expense decreased during 2011 due to lower average debt balances as a result of debt repayments.

Year ended December 31, 2010 compared to the Interim Period ended December 31, 2009

Revenues of discontinued operations were $13.4 million, excluding purchase accounting adjustments during 2010. Homesite sales were adversely impacted by the weakening of the economy in general and the deterioration of the real estate markets, in particular. Bluegreen Communities experienced continued low demand, especially for its higher priced premium homesites.

Costs and expense was $40.0 million during 2010. Discontinued operations costs and expenses during 2010 included $14.9 million of non-cash impairment charges to write-down certain phases of Bluegreen Communities properties to their estimated fair value less costs to sell. As a result of continued depressed sales volume, reduced prices and the impact of sales levels on the forecasted sell-out period of projects, during the year ended December 31, 2010, Bluegreen recorded non-cash charges to cost of real estate sales of approximately $14.9 million, net of purchase accounting adjustments, to write-down the carrying amount of certain phases of Bluegreen Communities’ properties to their estimated fair value, less costs to sell, if applicable. Bluegreen calculated the estimated fair value less costs to sell of these properties as of December 31, 2010 based on its analysis of their estimated future cash flows, discounted at rates commensurate with the inherent risk. Bluegreen estimated future cash flows based upon what it believed to be market participants’ expectations of future performance, given then-current and projected forecasts of the economy and real estate markets in general as well as the forecasted sell-out periods for each community. As of December 31, 2010, Bluegreen evaluated the carrying value of Bluegreen Communities’ inventory (carrying value was $78.2 million as of December 31, 2010) based upon the probability-weighted average cash flows at various outcomes, including to develop and sell such inventory as retail homesites or to execute on various strategic alternatives which Bluegreen contemplated pursuing at that time. .

Discontinued operations also include interest expense on notes payable which are collateralized by certain Bluegreen Communities inventory and property and equipment as such debt is required to be repaid upon the sale of the related assets. Interest expense was $4.3 million during 2010.

MD&A

(Bluegreen)

Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Cash flows provided by operating activities	$166,671	163,940
Cash flows provided by (used in) investing activities	(4,009)	(5,910)
Cash flows used in financing activities	(153,816)	(156,436)

Net increase in cash and cash equivalents	$8,846	1,594

Cash Flows from Operating Activities. Bluegreen generated $166.7 million of cash from our operating activities during 2011, as compared to $163.9 million of cash generated during 2010. Bluegreen’s operating cash flow increased during 2011 due to the generation of more cash from VOI sales and fee-based services, and a reduction of its inventory development spending, partly offset by lower interest income on notes receivable due to the decreasing balance of the portfolio.

The increase in cash flows from operating activities during 2010 was primarily a result of Bluegreen’s consolidation of assets, liabilities, and operations of special purpose finance entities upon its adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, which resulted in changes to Bluegreen’s cash flow statement in the form of additional cash receipts from securitized notes receivable now being included in operating cash flows (see Note 4 to our Consolidated Financial Statements for further information). Previously, these special purpose finance entities were not consolidated and the net cash flow associated with their operations (which consist of collecting principal and interest payments on notes receivable and making interest and debt repayments) was recorded as a component of investing activities as cash received from retained interests. The increase in cash flows from operating activities during 2010 was also the result of significantly lower development spending, Bluegreen’s successful efforts to receive larger down payments on its sales and generate a higher percentage of cash VOI sales, and increased revenues related to fee-based services, substantially all of which are provided on a cash basis.

Cash Flows from Investing Activities. Bluegreen used $4.0 million of cash in its investing activities during 2011, as compared to $5.9 million of cash used during 2010. Expenditures in 2011 and 2010 consisted primarily of spending on information technology needed to enhance or maintain operations. Cash used by its investing activities during 2010 also included $2.2 million for the acquisition of the Paradise Point resort. The decrease in cash flows from investing activities during 2010 was primarily the result of the required reclassification of cash received from retained interests in notes receivable sold as a result of the adoption of the new accounting guidance (as discussed above in Cash Flows from Operating Activities). Additionally, during 2010, Bluegreen reduced its spending for property and equipment to $3.7 million, as compared to the previous year.

Cash Flows from Financing Activities. Bluegreen used $153.8 million of cash in its financing activities during 2011, as compared to $156.4 million of cash used during 2010. The decrease in cash used in financing activities during 2011 reflects lower payments required to service Bluegreen’s lines of credit and notes payable, as well as lower distributions to the non-controlling interest in the Joint Venture. The increase in cash used in financing activities during 2010 was related to net repayments (i.e., repayments net of borrowings) of $82.4 million related to our debt collateralized by notes receivable during 2010. The securitization debt is repaid as mortgage payments are received on the notes receivable that serve as collateral for the debt. The net repayments of notes receivable-backed debt in 2010 reflect the consolidation of securitization debt as a result of adopting ASU 2009-16 and ASU 2009-17 effective January 1, 2010. Additionally, Bluegreen entered into two securitization transactions during 2010 pursuant to which it received aggregate gross proceeds of $131.9 million, $117.9 of which was used to pay down its receivables purchase facility with BB&T. In addition, Bluegreen repaid $56.9 million under its lines-of-credit and notes payable during 2010. For additional information on the availability of cash from Bluegreen’s existing credit facilities as well as its repayment obligations, see Liquidity and Capital Resources below.

MD&A

(Bluegreen)

Bluegreen’s Liquidity and Capital Resources

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from its residual interests in such transactions, (iv) cash from finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from sales and marketing fee-based services and other resort fee-based services other resort fee-based services, including its resorts management operations

During 2011, including down payments received on financed sales, 58% of Bluegreen VOI sales were paid in cash within approximately 30 days from the contract date. Bluegreen believes that the amount of cash received within 30 days is a result of (i) incentives paid to its sales associates for generating cash sales volume, and (ii) point-of-sale credit card programs provided by third parties for its customers. Should such programs change or be eliminated, Bluegreen percentage of cash sales could decrease significantly.

While the vacation ownership business has historically been capital intensive, Bluegreen’s principal goals in the current environment has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate higher percentages of Bluegreen’s sales in cash compared to historical levels, as discussed above; (ii) maintaining sales volumes that allow it to focus on what Bluegreen believes to be the most efficient marketing channels available to it; (iii) minimizing capital and inventory expenditures; and (iv) utilizing its sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for Bluegreen.

Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon Bluegreen providing financing to its buyers. Bluegreen’s ability to sell and/or borrow against its notes receivable from VOI buyers is a critical factor in its continued liquidity. When Bluegreen sells VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to diversify it sources of such financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Bluegreen believes that in general it currently has adequate completed VOIs in inventory to satisfy its needs for the next several years, although Bluegreen expects to develop VOIs at its Bluegreen/Big Cedar Joint Venture in the near term. Accordingly, except for development at the Bluegreen/Big Cedar Joint Venture, Bluegreen expects acquisition and development expenditures to remain at current levels in the near term. Furthermore, if the opportunity to acquire a strategic property on favorable terms presents itself, Bluegreen may decide to acquire or develop more inventory in the future which would increase its acquisition and development expenditures and may require it to incur additional debt. Bluegreen currently expects development expenditure during 2012 to be in a range of approximately $20.0 million to $25.0 million, with the majority of spending related to the Bluegreen/Big Cedar Joint Venture.

Bluegreen may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, however, such financing may not be available to Bluegreen on favorable terms or at all. If Bluegreen’s efforts are unsuccessful, its liquidity would be significantly adversely impacted. In light of the current trading price of Bluegreen’s common stock, financing involving the issuance of Bluegreen’s common stock or securities convertible into its common stock would be highly dilutive to Bluegreen’s existing shareholders.

Bluegreen’s levels of debt and debt service requirements have several important effects on its operations, including the following: (i) Bluegreen’s significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase its vulnerability to adverse economic and industry conditions, as well as

MD&A

(Bluegreen)

conditions in the credit markets, generally; (ii) Bluegreen’s leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen’s indebtedness require Bluegreen to meet certain financial tests and restrict its ability to, among other things, borrow additional funds, dispose of assets, or make investments; and (iv) Bluegreen’s leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. In addition, certain of Bluegreen’s financing arrangements restrict its ability in the near term to pay cash dividends on its common stock and repurchase shares. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen.

Certain of the assets contemplated to be sold under the Purchase and Sale Agreement with Southstar serve as collateral for our outstanding H4BG Communities facility, which had an aggregate outstanding balance of approximately $23.9 million at December 31, 2011. Under the terms of the facility, the entire amount of such debt and a $2.0 million deferred fee would be required to be repaid in connection with the sale of the assets, including upon consummation of the sales transaction with Southstar. In addition, certain of Bluegreen’s outstanding facilities with Wells Fargo and RFA, which had an aggregate outstanding balance of approximately $21.1 million at December 31, 2011, require the prior consent of the lenders to its proposed merger with BFC. The Wells Fargo loan ($19.9 million outstanding as of December 31, 2011) is due the earlier of June 30, 2012 or the closing of the merger. RFA has indicated that they intend to consent to the merger, and Bluegreen is in the process of legal documentation on such consent.

Credit Facilities

The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of its liquidity as of December 31, 2011. These facilities do not constitute all of Bluegreen’s outstanding indebtedness as of December 31, 2011. Bluegreen’s other indebtedness includes outstanding junior subordinated debentures and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions that provide receivable financing for its operations. Bluegreen had the following credit facilities with future availability as of December 31, 2011 (in thousands):

	Borrowing Limit	Outstanding Balance as of December 31, 2011	Availability as of December 31, 2011	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2011
BB&T Purchase Facility(1)	$50,000	28,810	21,190	December 2012; December 2015	30 day LIBOR +3.50%; 4.75%(3)
2011 Liberty Bank Facility(1)(2)	60,000	10,858	12,665	February 2013; February 2016	Prime Rate +2.25%; 6.50%(4)
CapitalSource Facility(1)	30,000	—	30,000	September 2013; September 2016	30 day LIBOR+5.75%; 6.50%(5)

	$140,000	39,668	63,855

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.
(2)

In February 2011, Bluegreen entered into a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. Availability under the 2011 Liberty Bank Facility is reduced by the amounts outstanding to the extending participants under the 2008 Liberty Bank Facility, as the aggregate amount outstanding to such participants under the 2008 Liberty Bank Facility and the 2011 Liberty Bank Facility at any point in time cannot exceed $60.0 million. The amount outstanding under the 2008 Liberty Bank Facility to the extending participants was $36.5 million as of December 31, 2011.

(3)	Interest charged on this facility is subject to a LIBOR floor of 1.25%

MD&A

(Bluegreen)

(4)	Interest charged on this facility is subject to a floor of 6.50%.
(5)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.

BB&T Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”). During October 2011, Bluegreen amended the BB&T Purchase Facility to allow for maximum outstanding borrowings of $50.0 million and extend the revolving advance period from December 17, 2011 to December 17, 2012. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5%, through the revolving advance period subject to the terms of the facility and eligible collateral. The BB&T Purchase Facility matures three years after the expiration of the revolving advance period (such three-year period, the “Term-Out Period”), or earlier as provided under the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5% (4.75% as of December 31, 2011). During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. The 30-day LIBOR rate is subject to a floor of 1.25%.

Additionally, subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables financed under the facility (excess meaning after customary payments of fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to BB&T until the outstanding balance is paid in full.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

During 2011, Bluegreen pledged $45.7 million of VOI notes receivable to this facility and received cash proceeds of $30.9 million. Bluegreen also repaid $2.1 million on the facility.

2011 Liberty Bank Facility. In February 2011, Bluegreen entered into a $60 million revolving hypothecation facility the (“2011 Liberty Bank Facility”) with certain participants in its 2008 Liberty Bank Facility. (See “Other Outstanding Receivable-Backed Notes Payable - 2008 Liberty Bank Facility” below for information regarding the 2008 Liberty Bank Facility). The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($36.5 million as of December 31, 2011), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of December 31, 2011).

During 2011, Bluegreen pledged $14.9 million of VOI notes receivable to this facility and received cash proceeds of $12.7 million. Bluegreen also repaid $1.8 million on the facility.

CapitalSource Facility. On September 20, 2011, Bluegreen entered into a $30.0 million revolving timeshare receivables hypothecation facility the “CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen believes are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of December 31, 2011). As of December 31, 2011 there were no amounts borrowed and outstanding under this facility, however, Bluegreen pledged $7.6 million of VOI receivables and borrowed $6.1 million under the CapitalSource Facility through the date of this filing.

MD&A

(Bluegreen)

Other Outstanding Receivable-Backed Notes Payable

Bluegreen has outstanding obligations under various receivable-backed credit facilities and securitizations that have no remaining future availability as the advance periods have expired. Information regarding these facilities and securitizations is set forth in the table below (dollars in thousands):

	Balance as of December 31, 2011	Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2011
2008 Liberty Bank Facility	49,742	August 2014	Prime + 2.25%; 6.50%(1)
NBA Receivables Facility	16,758	September 2017, October 2018 (2)	30 day LIBOR+5.25%; 6.75%(3)
GE Bluegreen/Big Cedar Facility	15,551	April 2016	30 day LIBOR +1.75%; 2.05%
Legacy Securitization (4)	15,826	September 2025	12.00%
			30 day LIBOR+4.00%;
RFA Receivables Facility	1,281	February 2015	4.30%
Quorum Purchase Facility	7,508	December 2030	8.00%
Other Non-Recourse Receivable-Backed Notes Payable	332,996	December 2015 - March 2026	5.27% - 8.00%

	$439,662

(1)	Interest charged on this facility is subject to a floor of 6.50%
(2)	$11.8 million of the amount outstanding as of December 31, 2011 matures on September 30, 2017, and $5.0 million matures on October 31, 2018.
(3)	Interest charged on this facility is subject to a floor of 6.75%.
(4)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $1.8 million.
(5)	See discussion below for information regarding a possible acceleration of the debt upon consummation of our proposed merger with BFC.

2008 Liberty Bank Facility. Bluegreen has an outstanding revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. Indebtedness under the 2008 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of December 31, 2011). During 2011, Bluegreen repaid $17.8 million on the facility.

NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provides an 85% advance on eligible receivables, subject to terms and conditions which we believe to be customary for facilities of this type. At the time of closing of the transaction, $23.5 million of eligible receivables were pledged and Bluegreen received an advance of $20.0 million. The availability period under the facility expired on June 30, 2010; however the facility was amended during May 2011 to allow us to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility.

MD&A

(Bluegreen)

All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In addition, the principal balance must be paid down to certain target balances periodically. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of December 31, 2011).

The unpaid balance related to advances made prior to the May 2011 amendment, $11.8 million of which was outstanding as of December 31, 2011, matures on September 30, 2017. The unpaid balance related to the additional advances made pursuant to the May 2011 amendment, $5.0 million of which was outstanding as of December 31, 2011, matures on October 31, 2018.

During 2011, Bluegreen pledged $5.9 million of VOI notes receivable to this facility and received cash proceeds of $5.0 million. Bluegreen also repaid $6.6 million on this facility.

GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility has expired, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (2.05% as of December 31, 2011). During 2011, Bluegreen repaid $8.3 million on this facility.

Legacy Securitization. In September 2010, Bluegreen completed a securitization transaction of the lowest FICO®-score loans previously financed in the BB&T Purchase Facility discussed above. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that Bluegreen implemented our FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. The notes payable generated gross proceeds to us of $24.3 million (before fees and reserves and expenses we believe to be customary for transactions of this type), which were used to repay a portion of the outstanding balance under the BB&T Purchase Facility. While ownership of the timeshare receivables included in the Legacy Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

Bluegreen guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During 2011, Bluegreen repaid $7.7 million, respectively, of the outstanding balance on the Legacy Securitization notes payable, including shortfall payments totaling $3.8 million in connection with its guarantee.

RFA Receivables Facility. Bluegreen have an outstanding receivables facility with Resort Finance America LLC (“RFA”) (the “RFA Receivables Facility”). The advance period under this facility has expired and all outstanding borrowings are scheduled to mature no later than February 2015. The terms of the facility require that Bluegreen obtain RFA’s consent prior to consummating the proposed merger with BFC. While RFA has indicated that they intend to consent to the merger, if Bluegreen does not ultimately obtain such consent, the entire outstanding balance under the RFA Receivables Facility, which totaled approximately $1.3 million as of December 31, 2011, would be due and payable upon the closing of the merger. During 2011, Bluegreen repaid $1.9 million under this facility.

Quorum Purchase Facility. On December 22, 2010, Bluegreen entered into a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the facility and subject to certain conditions precedent, Quorum agreed to purchase eligible timeshare receivables from Bluegreen or certain of its subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The

MD&A

(Bluegreen)

facility also contemplates for Quorum to have the ability to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. The terms of the Quorum Purchase Facility reflect an 80% advance rate and a program fee rate of 8% per annum. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payment of customary fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by Bluegreen.

During 2011, Bluegreen pledged $10.1 million of VOI notes receivable to this facility and received cash proceeds of $8.1 million. Bluegreen also repaid $0.7 million on the facility.

In March 2012, the Quorum Purchase Facility was amended and expanded whereas Quorum agreed to purchase eligible timeshare receivables from Bluegreen or certain of our subsidiaries up to an aggregate $25.0 million purchase .price through March 31, 2013. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate and a program fee rate of 6.5% per annum.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, Bluegreen has other non-recourse securitization debt outstanding. While the ownership of VOI receivables under these securitizations was transferred for legal purposes, these transfers have been accounted for as secured borrowings since January 1, 2010 and therefore, are included on its balance sheet. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and to fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen. During 2011, Bluegreen repaid $103.2 million under these facilities.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

Bluegreen has outstanding obligations under various credit facilities and other notes payable collateralized by its inventories. As of December 31, 2011, these included the following significant items (dollars in thousands):

	Outstanding Balance as of December 31, 2011	Borrowing Maturity (1)	Borrowing Rate; Rate as of December 31, 2011
RFA AD&C Facility	$21,619	June 2012	30-day LIBOR+4.50%; 4.80%
H4BG Communities Facility	23,889	December 2012 (2)	Prime + 2.00%; 8% (3)
Wells Fargo Term Loan	19,858	April 2012 (5)	30-day LIBOR + 6.87%; 7.17%
Foundation Capital	12,860	October 2015	8% (4); 8%
Textron AD&C Facility	3,866	April 2013	Prime + 1.50%; 4.75%
Fifth Third Bank Note Payable	2,909	April 2023	30-day LIBOR+3.00%; 3.30%
Other Lines-of-Credit and Notes Payable	1,816	January 2014- March 2023	5.00%-6.88%

	$86,817

MD&A

(Bluegreen)

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between December 31, 2011 and maturity.
(2)	This facility is secured by certain of Bluegreen Communities assets and will become due and payable upon the sale of such assets, if consummated prior to the note maturity date. See additional information below.
(3)	The interest rate on this facility is subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20.0 million, and (2) 6.0% thereafter.
(4)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.
(5)	In February 2012, the borrowing maturity on this facility was extended to June 30, 2012. See discussion below, however, for information regarding a possible acceleration of the debt upon consummation of the proposed merger with BFC.

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts and currently has one outstanding project loan, which is collateralized by Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). The maturity date for the Club 36 Loan is June 30, 2012. Principal payments are effected through agreed-upon release prices as timeshare interests in the Club 36 resort that serve as collateral under the facility are sold, subject to periodic minimum required amortization. As of December 31, 2011, Bluegreen had no availability under this facility. Indebtedness under the facility bears interest at the 30-day LIBOR plus 4.50% (4.80% as of December 31, 2011). During 2011, Bluegreen repaid $30.6 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by our Fountains Resort in Orlando, Florida.

In March 2012, RFA agreed to extend the maturity of the Club 36 Loan for up to one year on modified terms. This extension may not close as contemplated.

H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects: Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by the following golf courses: The Bridges at Preston Crossings (Grayson County, Texas), and Sanctuary Cove (Waverly, Georgia).

Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter. As the outstanding balance was approximately $23.9 million as of December 31, 2011, the interest rate under the facility as of December 31, 2011 was 8.0%. The H4BG Communities Facility also requires that a fee of $2.0 million be paid to the lender upon the maturity of the facility. During 2011, Bluegreen repaid $7.0 million of the outstanding balance under this facility.

The facility is scheduled to mature on December 31, 2012, however, if the assets that secure the facility are sold prior to the scheduled maturity date, the facility will mature upon the sale of the assets and a $2.0 million deferred fee paid will also be due at that time. The assets to be sold under the Purchase and Sale Agreement with Southstar relating to substantially all of the assets which comprise Bluegreen Communities include the assets pledged as collateral under this facility.

Wells Fargo Term Loan. On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated our then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line-of-credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. Under the terms of the agreement, principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in a term securitization transaction Bluegreen completed in December 2010. The Wells Fargo Term

MD&A

(Bluegreen)

Loan bears interest at the 30-day LIBOR plus 6.87% (7.17% as of December 31, 2011) and was originally scheduled to mature in April 2012. In February 2012, the facility was amended to extend the maturity date to June 30, 2012, with four $4.5 million minimum installments to be paid monthly starting March 2012. If the proposed merger with BFC should close prior to the scheduled maturity, all amounts outstanding under the Wells Fargo Term Loan shall be due and payable. During 2011, Bluegreen repaid $10.9 million under this facility.

Foundation Capital. In 2010, in two separate transactions, Bluegreen acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc (“Foundation Capital”), with both notes totaling $13.2 million. The real estate property acquired in connection with these transactions serves as collateral on the notes payable. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. During 2011 Bluegreen repaid $0.3 million of the outstanding balance.

Textron AD&C Facility. Bluegreen had a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% - 1.50% (4.75% as of December 31, 2011) and is due monthly. The advance period under the Textron AD&C Facility has expired.

The remaining outstanding balance under the Textron AD&C facility as of December 31, 2011 of $3.9 million relates to the sub-loan used for the acquisition of our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). Bluegreen pays Textron principal payments as Bluegreen sells timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

During 2011, Bluegreen repaid $5.4 million under this facility.

Fifth Third Bank Note Payable. In April 2008, Bluegreen purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.30% as of December 31, 2011). During 2011, Bluegreen repaid $0.2 million under this note.

Commitments

Bluegreen’s material commitments as of December 31, 2011 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, commitments to complete its based on its sales contracts with customers and commitments under noncancellable operating leases.

The following tables summarize the contractual minimum principal required on all of Bluegreen’s outstanding debt (including Bluegreen’s receivable-backed debt, lines-of-credit and other notes and debentures payable) and Bluegreen’s noncancellable operating leases by period date, as of December 31, 2011, (in thousands):

	Total	Purchase Accounting Adjustments	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long term debt obligations(1)	$622,552	(54,422)	68,310	62,661	84,534	461,469
Noncancelable operating lease Obligations	51,499	—	6,117	11,659	11,519	22,204

Total Obligations	$674,051	(54,422)	74,427	74,320	96,053	483,673
Interest Obligations (2)
Long Term Debt Obligations	$448,426	—	41,303	76,784	66,558	263,781

Total Contractual Obligations	$1,122,477	(54,422)	115,730	151,104	162,611	747,454

MD&A

(Bluegreen)

(1)	Contractual minimum principal payments for Legacy Securitization included in the Receivable-backed notes payable after 5 years balance is presented net of discount of $1.8 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2011.

Bluegreen estimates that the cash required to satisfy its development obligations related to resort buildings and resort amenities is approximately $6.0 million as of December 31, 2011. Bluegreen plans to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, Bluegreen may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated . Bluegreen also estimates that the cash required to satisfy its obligations related to Bluegreen Communities projects that were substantially sold-out and as a result are not part of the sale to Southstar is approximately $0.7 million as of December 31, 2011. Each of the foregoing estimates assumes that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen will seek to put in place will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire or, in certain circumstances, accelerate in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including its debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, and Bluegreen may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, satisfy or refinance its obligations or otherwise adversely affect its operations. Further, certain of Bluegreen’s outstanding debt include covenants which restrict its ability to pay cash dividends on or repurchase shares of its common stock. In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond Bluegreen’s control.

Off-balance-sheet Arrangements

As of December 31, 2011, Bluegreen did not have any “off-balance sheet” arrangements.

MD&A

(Financial Services)

Financial Services

The Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp presents its results in two reportable segments, and its results of operations are consolidated in BFC’s financial statements. The only assets available to BFC from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company, and its management prepared the following discussion regarding BankAtlantic Bancorp, which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BankAtlantic Bancorp and its subsidiaries, references to the “Parent Company” are references to BankAtlantic Bancorp, at its parent company level, and none of the foregoing are references to BFC or Bluegreen.

Consolidated Results of Operations

Loss from continuing operations from each of BankAtlantic Bancorp’s reportable business segments follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
BankAtlantic	$(1,405)	(115,910)	(148,708)
Parent Company	(27,336)	(26,840)	(40,812)

Loss from continuing operations	$(28,741)	(142,750)	(189,520)

For the Year Ended December 31, 2011 as Compared to 2010

BankAtlantic’s improved performance during the year ended December 31, 2011 compared to the same 2010 period resulted primarily from the sale of 19 Tampa branches and related facilities to PNC Bank for a net gain of $38.6 million, a $68.4 million decline in the provision for loan losses, a $7.1 million reduction in impairment losses and a $37.4 million decline in operating expenses. The above improvements in BankAtlantic’s results of operations were partially offset by a $25.9 million decline in net interest income and a $21.0 million reduction in service charges.

The decrease in the provision for loan losses primarily reflects a slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods. Loans delinquent 31 to 89 days declined from $38.2 million as of December 31, 2010 to $33.7 million at December 31, 2011 and the amount of nonaccrual loans declined from $371.0 million at December 31, 2010 to $337.2 million at December 31, 2011. The reduction in the allowance for loan losses resulted primarily from the improvement in loan delinquencies and a significant reduction in loan charge-offs during 2011 compared to 2010.

The reduction in impairment losses reflects BankAtlantic recognizing $4.5 million of impairments on assets transferred to held-for-sale in connection with the decision during 2010 to pursue the sale of the Tampa branches and $4.0 million of employee severance during 2010. Additionally, BankAtlantic recognized recoveries of $0.6 million related to lease terminations and land sales of properties acquired in BankAtlantic’s branch expansion program in 2011 compared to losses of $6.2 million during 2010. The above reduction in impairment losses was partially offset by a $7.4 million increase in impairments of real estate owned during 2011 compared to 2010.

The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale on June 3, 2011. Additionally, BankAtlantic recognized $4.1 million of gains on the sales of real estate owned in 2011 compared to $1.0 million of losses during 2010. Included in the gains on real estate owned sales during 2011 was the sale of a commercial property for a $1.6 million gain.

The lower net interest income in 2011 resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in cash at the Federal Reserve Bank. BankAtlantic reduced its asset balances during 2010 and 2011 in order to improve regulatory capital ratios.

MD&A

(Financial Services)

The lower service charges primarily reflect the sale of the Tampa branches and lower overdraft fees during 2011 compared to 2010. We believe that the decline in the overdraft fees reflects a decline in the number of accounts incurring overdraft fees based on efforts to attract customers who maintain deposit accounts with higher balances, regulatory initiatives and other changes in our overdraft policies, as well as changes in customer behavior. BankAtlantic revised its overdraft policies during the first and third quarters of 2011 which had the effect of decreasing the number and amount of overdraft fees. We anticipate that this trend will continue and that our overdraft fee income will be lower in future periods. Also, services charges from ATM interchange and surcharge income declined during 2011 compared to 2010 due to lower volume of transactions associated primarily with the Tampa branch sale.

The decrease in the Parent Company’s loss for the 2011 period compared to the same 2010 period resulted primarily from a $4.3 million reduction in the provision for loan losses, lower compensation expenses and professional fees, partially offset by impairments of real estate owned and investment securities held by the Parent Company as well as a reduction in net interest income. The lower provision for loan losses at the Parent Company resulted from a significant reduction in charge-offs during 2011 compared to 2010. The reduced charge-offs reflect lower overall loan balances and the slowing of declines in real estate values. The reduction in compensation expense at the Parent Company reflects lower share-based compensation during 2011 primarily as a result of the acceleration of share-based compensation expense during 2010 due to executive officers forfeiting non-vested stock options during the year ended December 31, 2010. The decline in professional fees at the Parent Company reflects a $0.9 million litigation recovery in connection with a loan participation dispute and elevated legal fees during 2010 associated with responding to a Securities and Exchange Commission investigation. The reduction in net interest income at the Parent Company primarily resulted from higher average junior subordinated debenture balances due to the deferral of interest during the year ended December 31, 2011.The Parent Company also recognized a $3.2 million increase in impairments of real estate owned and loans held-for-sale during 2011 compared to 2010 due to declining property values. The Parent Company recognized during 2011 a $1.5 million impairment loss associated with private equity securities compared to no securities impairment losses during 2010.

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

The decreased non-interest income was due primarily to lower revenues from service charges reflecting declines in the total number of accounts, modifications to our overdraft policies and changes in customer behavior.

The decline in BankAtlantic’s net interest income resulted primarily from lower earning asset balances and higher non-performing asset balances as well as an increase in lower yielding interest bearing cash balances with the Federal Reserve Bank and other lower yielding investments reflecting management’s decision to enhance liquidity.

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

During the year ended December 31, 2010, non-interest expenses included $4.5 million of impairments on assets transferred to held-for-sale in connection with the Tampa branch sale, $4.0 million of employee severance associated with 2010 workforce reductions, $6.2 million of real estate impairments and lease termination costs associated with properties acquired for branch expansion and a $1.2 million loss on the sale of a real estate project. During the year ended December 31, 2009, non-interest expenses included $2.0 million of employee severance associated with 2009 workforce reductions and $3.3 million of real estate impairments and lease termination costs.

MD&A

(Financial Services)

The decrease in the Parent Company’s loss for the year ended December 31, 2010 compared to the same 2009 period resulted primarily from a $12.9 million decline in the provision for loan losses and lower compensation expenses partially offset by higher professional fees. The substantial improvement in the provision for loan losses reflects lower loan balances from loan sales, short sales and charge-offs. Loan receivable balances declined from $48.0 million at December 31, 2009 to $17.3 million at December 31, 2010. The decline in compensation expense reflects substantially lower executive bonuses during 2010 compared to 2009. The increase in professional fees resulted from higher consulting costs associated with investment banking and advisory services as well as increased legal expenses incurred in connection with the SEC investigation, regulatory environment, general corporate matters and foreclosure costs associated with non-performing loans held in the work-out subsidiary of the Parent Company.

Discontinued Operations for the Years Ended December 31, 2010 and 2009

During the year ended December 31, 2010, the Parent Company recognized $0.5 million of indemnification losses pursuant to the Ryan Beck merger agreement with Stifel. During the years ended December 31, 2009, the Parent Company recognized $3.7 million in discontinued operations relating to additional proceeds received in connection with contingent earn-out payments under the Ryan Beck merger agreement with Stifel partially offset by $0.5 million of indemnification losses.

BankAtlantic Results of Operations

Key Events Impacting BankAtlantic’s Operations:

In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” initiative which resulted in significant demand deposit, NOW checking and savings account growth (we refer to these accounts as “core deposit” accounts) and subsequently this initiative contributed to a significant increase in core deposit balances from $600 million at December 31, 2001 to approximately $2.4 billion at December 31, 2011. Core deposits represented 73% of BankAtlantic’s total deposits at December 31, 2011, compared to 26% of total deposits at December 31, 2001.

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

MD&A

(Financial Services)

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

During 2010, BankAtlantic continued to reduce its expenses and assets in order to improve its liquidity and capital ratios. The Company contributed $28 million of capital to BankAtlantic. As a consequence of these actions, BankAtlantic was successful in enhancing its liquidity and maintaining its required regulatory capital levels throughout 2010 despite incurring additional losses during 2010. During the third quarter of 2010, BankAtlantic began seeking a buyer for its Tampa branches in order to focus on its core markets in southeast Florida. In January 2011, BankAtlantic entered into an agreement to sell its Tampa branches to PNC Financial Services Group Inc. The sale of BankAtlantic’s Tampa branches closed in June 2011 resulting in an improvement in regulatory capital ratios and reduced operating expenses

In February 2011, BankAtlantic entered into the Bank Order. The Bank Order required increased regulatory capital ratios and placed limitations on BankAtlantic’s lending, asset growth and deposit growth. During the second quarter of 2011, BankAtlantic met the higher regulatory requirements of the Bank Order through efforts which included the sale of the Tampa branches for a $38.6 million gain, reducing assets, and the contribution by BankAtlantic Bancorp of $20 million of capital to BankAtlantic.

The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended December 31,			Change 2011 vs 2010	Change 2010 vs 2009
	2011	2010	2009
Net interest income	$125,400	151,334	163,324	(25,934)	(11,990)
Provision for loan losses	(70,424)	(138,825)	(214,244)	68,401	75,419

Net interest income (expense) after provision for loan losses	54,976	12,509	(50,920)	42,467	63,429
Non-interest income	128,931	105,762	129,292	23,169	(23,530)
Non-interest expense	(185,610)	(236,315)	(258,799)	50,705	22,484

BankAtlantic loss before income taxes	(1,703)	(118,044)	(180,427)	116,341	62,383
Benefit for income taxes	298	2,134	31,719	(1,836)	(29,585)

BankAtlantic net loss	$(1,405)	(115,910)	(148,708)	114,505	32,798

MD&A

(Financial Services)

BANKATLANTIC’S NET INTEREST INCOME

The following table summarizes net interest income:

	For the Years Ended
	December 31, 2011			December 31, 2010			December 31, 2009
(Dollars are in thousands)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest earning assets
Loans: (a)
Residential real estate	$1,071,777	50,456	4.71	1,392,600	68,392	4.91	1,758,188	89,836	5.11
Commercial real estate	793,361	33,338	4.20	1,043,261	39,758	3.81	1,204,005	46,746	3.88
Consumer	596,881	17,679	2.96	661,718	19,285	2.91	723,135	21,104	2.92
Commercial non-mortgage	125,016	7,675	6.14	135,669	9,036	6.66	143,224	7,461	5.21
Small business	289,175	18,185	6.29	307,269	19,295	6.28	316,328	20,010	6.33

Total loans	2,876,210	127,333	4.43	3,540,517	155,766	4.40	4,144,880	185,157	4.47

Investment securities (b)	912,283	13,761	1.51	719,429	20,251	2.81	706,953	37,857	5.35
Federal funds sold	—	—	—	2,303	7	0.30	14,760	33	0.22

Total investment securities	912,283	13,761	1.51	721,732	20,258	2.81	721,713	37,890	5.25

Total interest earning assets	3,788,493	141,094	3.72	4,262,249	176,024	4.13	4,866,593	223,047	4.58

Total non-interest earning assets	270,032			296,336			319,520

Total assets	$4,058,525			4,558,585			5,186,113

Interest bearing liabilities
Deposits:
Savings	$454,487	910	0.20	441,286	1,112	0.25	436,169	1,612	0.37
NOW, money funds and checking	1,746,517	7,311	0.42	1,878,123	9,288	0.49	1,589,340	9,961	0.63
Certificate accounts	519,524	6,391	1.23	758,000	12,111	1.60	1,192,012	30,311	2.54

Total interest bearing deposits	2,720,528	14,612	0.54	3,077,409	22,511	0.73	3,217,521	41,884	1.30

Securities sold under agreements to repurchase and federal funds purchased	11,743	14	0.12	35,056	46	0.13	108,248	237	0.22
Advances from FHLB	43,904	153	0.35	107,455	1,209	1.13	553,146	16,522	2.99
Subordinated debentures and notes payable	22,000	915	4.17	22,125	924	4.18	22,757	1,080	4.75

Total interest bearing liabilities	2,798,175	15,694	0.56	3,242,045	24,690	0.76	3,901,672	59,723	1.53

Non-interest bearing liabilities
Demand deposit and escrow accounts	913,826			903,122			809,900
Other liabilities	45,583			55,221			62,343

Total non-interest bearing liabilities	959,409			958,343			872,243

Stockholders’ equity	300,941			358,197			412,198

Total liabilities and stockholders’ equity	$4,058,525			4,558,585			5,186,113

Net interest income/net interest spread			3.16			3.37			3.05

Net interest income		125,400			151,334			163,324

Margin
Interest income/interest earning assets	%		3.72			4.13			4.58
Interest expense/interest earning assets			0.42			0.58			1.23

Net interest margin	%		3.30			3.55			3.35

(a)	Includes non-accrual loans, and as such, the average yield on loans reflects the impact of these non-interest earning assets.
(b)	Average balances were based on amortized cost.

For the Year Ended December 31, 2011 as Compared to 2010

The decrease in net interest income resulted primarily from a reduction in earning assets, an increase in cash balances invested in lower yielding short-term investments and a reduction in the net interest margin.

The average balance of earning assets declined by $473.8 million for the year ended December 31, 2011 compared to the same 2010 period. The decline in average earning assets reflects a significant reduction in the origination and purchase of loans, lower agency securities balances as a result of repayments and securities sales, and reduced purchases of tax certificates. The decline in earning asset balances was partially offset by higher cash balances at the Federal Reserve Bank. BankAtlantic also experienced significant residential loan repayments due to a substantial number of loan refinancings associated with low residential mortgage interest rates during the years ended December 31, 2011 and 2010 as well as normal loan amortization payments. Also, BankAtlantic ceased originating commercial real estate loans which contributed to the significant decline in average commercial real estate loan balances during 2011 compared to 2010. BankAtlantic also slowed the origination of consumer loans resulting in a substantial reduction in average balances during 2011 compared to 2010.

MD&A

(Financial Services)

The increase in average investment securities balances primarily reflects a significant increase in interest bearing cash balances at the Federal Reserve Bank partially offset by declines in mortgage-backed securities and REMICs as well as lower balances in agency bonds, municipal bonds and taxable securities. The lower REMIC and mortgage-backed securities balances reflect both the sale of $82.8 million of securities during the year ended December 31, 2011 and repayments. The lower balances in other securities resulted from repayments at maturity. The average cash balances at the Federal Reserve Bank were $530 million for the year ended December 31, 2011 compared to $338.7 million for the same 2010 period.

The net interest margin declined due to a change in our interest earning asset mix from higher yielding loans and mortgage-backed securities to lower yielding cash balances at the Federal Reserve Bank. The decline in interest earning asset yields was partially offset by a decline in interest bearing liability interest rates.

The decline in interest bearing liability interest rates primarily resulted from lower average interest rates on deposits. The lower average rates on deposits reflect the low interest rate environment and a significant reduction in certificate of deposit balances. During 2011, BankAtlantic reduced its brokered deposits, institutional certificates of deposit, and public fund balances. Certificates of deposit accounts generally bear higher rates of interest than other deposit accounts. In addition to deposit balance reductions during 2011, BankAtlantic also utilized cash to repay FHLB advances and short-term borrowings in order to reduce assets to improve regulatory capital ratios.

For the Year Ended December 31, 2010 as Compared to 2009

The decrease in net interest income primarily resulted from a significant reduction in earning assets and secondarily from an increase in non-performing assets partially offset by an improvement in the net interest margin.

The average balance of earning assets declined by $604.3 million during the year ended December 31, 2010 compared to the same 2009 period. This decline in interest earning assets significantly reduced our net interest income. The decline in average earning assets reflected a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates in an effort to enhance liquidity and improve regulatory capital ratios. BankAtlantic also experienced significant residential loan and mortgage backed securities repayments due to normal loan amortization as well as a significant amount of loan refinancings associated with low residential mortgage interest rates during 2009 and 2010. These repayments during 2010 resulted in significant increases in cash which was used, in part, for the purchase of short-term investments and increased interest earning cash balances at the Federal Reserve Bank. The average balances of these short-term investments and Federal Reserve balances were $338.7 million during the year ended December 31, 2010 compared to $45.7 million for 2009.

The net interest spread and margin improved due to a decline in the cost of funds. The decline in the cost of funds resulted primarily from a change in our funding mix and secondarily from a decline in deposit interest rates in the industry. BankAtlantic used a portion of the funds from the reduction in assets to repay FHLB advances and short term wholesale borrowings. As a consequence, BankAtlantic’s funding mix changed from higher rate FHLB advances and short-term borrowings to lower rate deposits. The decline in interest bearing deposit rates reflects the lower interest rate environment and a change in the deposit funding mix from time deposits to NOW deposit accounts. Time deposits generally have higher interest rates than NOW accounts. Deposits which BankAtlantic receives in connection with its participation in the Certificate of Deposit Account Registry Services (“CDARS”) program from other participating CDARS institutions are included in BankAtlantic’s financial statements as brokered deposits. Average brokered deposits declined from $189.5 million during 2009 to $23.8 million, of which $18.8 million of the 2010 brokered deposits were CDARS related deposits. BankAtlantic ceased originating brokered deposits during 2009 and is restricted under the Bank Order from origination or renewing brokered deposits in subsequent periods.

The improved cost of funds was partially offset by lower interest earning asset yields primarily due to the change in the mix of earning assets as proceeds from the repayment of loans were reinvested in lower yielding short-term investments. Also contributing to the decline in loan receivable average yields was a significant increase in non-performing loans. Non-performing loans were $371.0 million and $286.1 million at December 31, 2010 and 2009.

MD&A

(Financial Services)

Changes in Net Interest Income for the Year Ended December 31, 2011 Compared to 2010 and the Year Ended December 31, 2010 Compared to 2009

The following table summarizes the changes in net interest income (in thousands):

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010			Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
	Volume (a)	Rate	Total	Volume (a)	Rate	Total
Increase (decrease) due to:
Loans	$(29,410)	977	(28,433)	(26,589)	(2,802)	(29,391)
Taxable investment securities (b)	2,909	(9,399)	(6,490)	351	(17,957)	(17,606)
Federal funds sold	—	(7)	(7)	(38)	12	(26)

Total earning assets	(26,501)	(8,429)	(34,930)	(26,276)	(20,747)	(47,023)

Deposits:
Savings	27	(229)	(202)	13	(513)	(500)
NOW, money funds, and checking	(551)	(1,426)	(1,977)	1,428	(2,101)	(673)
Certificate accounts	(2,932)	(2,788)	(5,720)	(6,934)	(11,266)	(18,200)

Total deposits	(3,456)	(4,443)	(7,899)	(5,493)	(13,880)	(19,373)

Securities sold under agreements to repurchase	(28)	(4)	(32)	(96)	(95)	(191)
Advances from FHLB	(223)	(833)	(1,056)	(5,015)	(10,298)	(15,313)
Subordinated debentures	(8)	(1)	(9)	(26)	(130)	(156)

	(259)	(838)	(1,097)	(5,137)	(10,523)	(15,660)

Total interest bearing liabilities	(3,715)	(5,281)	(8,996)	(10,630)	(24,403)	(35,033)

Change in tax equivalent interest income	$(22,786)	(3,148)	(25,934)	(15,646)	3,656	(11,990)

(a)	Changes attributable to rate/volume have been allocated to volume.
(b)	Average balances were based on amortized cost.

The decline in net interest income during 2011 was due primarily to the decline in average earning assets and a reduction in average yields on earning assets partially offset by lower rates on interest-bearing liabilities. Average earning assets declined by $473.8 million, reducing net interest income by $34.9 million. Average interest-bearing liabilities declined by $443.9 million, reducing interest expense by $9.0 million. The lower yields on total earning assets reduced interest income by $8.4 million while declines in interest rates on total interest bearing liabilities reduced interest expense by $5.3 million. As discussed above, the lower yields on interest earning assets reflect the declining interest rate environment as well as the funds obtained from the repayment of higher yielding securities and loans being reinvested in lower yielding cash balances. The lower rates on interest bearing liabilities reflect the maturity and prepayments of certificate of deposit accounts as well as FHLB advances and other wholesale borrowings.

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

MD&A

(Financial Services)

BANKATLANTIC’S ASSET QUALITY

Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Balance, beginning of period	$161,309	173,588	125,572	94,020	43,602
Charge-offs:
Commercial non-mortgage	(8,205)	(996)	(516)	—	—
Commercial real estate loans	(41,938)	(89,334)	(96,300)	(60,057)	(12,562)
Small business	(8,083)	(7,873)	(9,105)	(4,886)	(2,554)
Consumer loans	(26,894)	(39,483)	(40,236)	(28,942)	(7,065)
Residential real estate loans	(25,301)	(18,305)	(23,264)	(4,816)	(461)

Total charge-offs	(110,421)	(155,991)	(169,421)	(98,701)	(22,642)

Recoveries:
Commercial non-mortgage	1,140	716	500	41	862
Commercial real estate loans	1,203	1,337	700	—	304
Small business	1,090	626	494	428	417
Consumer loans	2,308	1,042	587	444	620
Residential real estate loans	2,049	1,166	912	397	15

Total recoveries	7,790	4,887	3,193	1,310	2,218

Net charge-offs	(102,631)	(151,104)	(166,228)	(97,391)	(20,424)
Provision for loan losses	70,425	138,825	214,244	135,383	70,842
Transfer specific reserves to
Parent Company	—	—	—	(6,440)	—

Balance, end of period	$129,103	161,309	173,588	125,572	94,020

The significant decline in the provision for loan losses during the year ended December 31, 2011 as compared to 2010 and 2009 reflects lower charge-offs, declines in loan balances, a decline in loans migrating to non-accrual status and reductions in our allowance for loan losses associated with improved loss experiences. We believe that the slowing of the declines in property values during 2011 reflects improving economic conditions. The year-over-year increases in the provision for loan losses and charge-offs for 2007, 2008 and 2009 compared to the prior periods resulted primarily from the rapid decline in real estate values nationally, and in Florida, and the substantial downturn in the homebuilding industry coupled with the deteriorating economic environment that began in 2007. BankAtlantic had a high concentration of commercial borrowers in the homebuilding industry and the majority of its residential and consumer home equity loans are to retail customers. The ability of these retail customers to repay their loans is adversely affected by rising unemployment rates. In December 2009, the national unemployment rate rose to almost 10% and the Florida unemployment rate increased from 4.1% at December 31, 2007 to 7.6% at December 31, 2008, and stood at 11.8% at December 31, 2009. The Florida and national unemployment rates were 11.7% and 9.4%, respectively, at December 31, 2010 and improved to 9.7% and 8.2%, respectively, during the year ended December 31, 2011. Rising national unemployment has resulted in higher delinquencies and foreclosures on residential real estate loans, including the jumbo residential loans which comprise the majority of our residential loan portfolio. We believe the declining unemployment rate and the slowing of the rate of property value declines during 2011 resulted in lower charge-offs and provisions for loan losses compared to prior periods. We believe that our credit quality continues to be sensitive to the general economic conditions and unemployment trends in Florida and that if these trends continue to improve, we can expect continued reductions in our loan delinquencies and non-accrual loan balances as well as lower provisions for loan losses in future periods.

Residential loan charge-offs slightly increased during the year ended December 31, 2011 compared to the same 2010 period. The higher residential charge-offs reflect increased foreclosures during 2011 as specific valuation allowances were charged-off upon foreclosure. We believe the property value declines experienced during the prior periods have stabilized during 2011. However, we have a significant amount of variable interest rate loans and interest-only loans in our portfolio that will become fully amortizing in subsequent periods. An increase in interest rates in the future would increase the interest payments required on these loans which could have an adverse effect on the credit quality of those loans.

Commercial real estate loan charge-offs significantly declined during 2011 compared to 2010 and 2009 primarily due to lower charge-offs in BankAtlantic’s commercial residential loan portfolio. Historically, the majority of BankAtlantic’s charge-offs were related to commercial residential loans and the balances in the commercial residential portfolio have declined from $227 million at December 31, 2009 to $133.2 million at December 31, 2010 to $104.6 million at December 31, 2011.

MD&A

(Financial Services)

Included in the commercial non-mortgage loan charge-offs for the year ended December 31, 2011 was a charge-off of $7.5 million relating to a factoring joint venture that ceased operations in September 2011.

We believe that the decline in consumer loan charge-offs during the year ended December 31, 2011 compared to the same 2010 and 2009 periods reflects a stabilization of Florida real estate market trends and a decline in consumer loans migrating to nonaccrual status.

During the year ended December 31, 2011, BankAtlantic transferred $25.1 million of residential non-accrual loans and $45.8 million of commercial real estate non-accrual loans to loans held-for-sale resulting in a $16.9 million reduction in the allowance for loan losses. During the year ended December 31, 2010, BankAtlantic transferred $27.9 million of commercial real estate non-accrual loans to loans held-for-sale resulting in a $2.9 million reduction in the allowance for loan losses.

At the indicated dates, BankAtlantic’s non-performing assets and other accruing impaired loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	As of December 31,
	2011	2010	2009	2008	2007
NON-PERFORMING ASSETS
Tax certificates	$3,094	3,636	2,161	1,441	2,094
Residential (1)	85,855	86,538	76,401	34,734	8,678
Commercial real estate (2)	206,038	243,299	167,867	161,947	165,818
Commercial non-mortgage	19,172	16,123	18,063	—	—
Small business	12,016	10,879	9,338	4,644	877
Consumer	14,134	14,120	14,451	6,763	3,218

Total non-accrual assets (3)	340,309	374,595	288,281	209,529	180,685

REPOSSESSED ASSETS:
Residential real estate	9,592	16,418	9,607	2,285	413
Commercial real estate	63,891	44,136	25,442	16,500	16,763
Small business real estate	3,883	3,693	580	260	—
Consumer real estate	671	81	306	—	40
Other repossessed assets	—	—	10	—	—

Total repossessed assets	78,037	64,328	35,945	19,045	17,216

Total non-performing assets	$418,346	438,923	324,226	228,574	197,901

Total non-performing assets as a percentage of:
Total assets	11.47	9.82	6.82	4.00	3.21

Loans, tax certificates and real estate owned	15.18	13.08	8.13	4.95	4.10

TOTAL ASSETS	$3,648,546	4,469,168	4,755,122	5,713,690	6,161,962

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$2,755,196	3,355,711	3,987,248	4,620,956	4,827,114

Allowance for loan losses	$129,103	161,309	173,588	125,572	94,020

Tax certificates, net of allowance	$46,488	89,789	110,991	213,534	188,401

Allowance for tax certificate losses	$7,488	8,811	6,781	6,064	3,289

OTHER ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more (4)	$80	—	9,960	15,721	—
Performing impaired loans (5)	—	11,880	6,150	—	—
Troubled debt restructured loans	116,954	96,006	107,642	25,843	2,488

TOTAL OTHER ACCRUING IMPAIRED LOANS	$117,034	107,886	123,752	41,564	2,488

(1)	Includes $33.2 million, $38.9 million and $41.3 million of interest-only residential loans as of December 31, 2011, 2010 and 2009, respectively.

MD&A

(Financial Services)

(2)	Excluded from the above table as of December 31, 2011, 2010, 2009 and 2008 were $8.1 million, $14.5 million, $44.9 million and $79.3 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.
(3)	Includes $124.8 million, $143.8 million, $45.7 million and $2.3 million of troubled debt restructured loans as of December 31, 2011, 2010, 2009 and 2008, respectively.
(4)	The majority of these loans had matured and the borrowers continue to make payments under the matured loan agreement or the loan had sufficient collateral to prevent a loss.
(5)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

Non-performing assets declined to $418.3 million at December 31, 2011 after increasing from $197.9 million at December 31, 2007 to $438.9 million at December 31, 2010.

The increase in non-accrual loans during the four year period ended December 31, 2010 reflects the general deterioration in the national and Florida economy, high unemployment, and the depressed residential real estate market as well as longer than historical time-frames to foreclose on and sell homes. Additionally, during 2010, the continued deterioration in the commercial non-residential real estate market resulted in an increase in troubled shopping centers, storage facilities, and office buildings. Residential non-accrual loans increased during the four year period due to prolonged foreclosure time frames, declining property values and high unemployment rates. Non-accrual commercial non-mortgage and small business loans increased primarily due to the deteriorating financial condition of certain of our borrowers, which we believe was the result of Florida’s depressed economy and a reduction in consumer spending associated with high unemployment during the four year period. The increase in commercial real estate non-accrual loans during the four year period ended December 31, 2010 reflects the migration of commercial residential loans to a non-accrual classification during the entire period as well as commercial non-residential loans migrating to non-accrual status during the year ended December 31, 2010. During the year ended December 31, 2011, the decline in real estate values slowed and the economic environment as well as the unemployment rate improved compared to prior periods. Additionally, the carrying values in our loan classes with the highest loss experience declined significantly. We believe that these favorable external factors generally resulted in lower non-performing assets during 2011.

The decline in commercial real estate non-accrual loans primarily resulted from a decline in loans migrating to a non-accrual status. During the year ended December 31, 2011, $81.2 million of loans migrated to a non-accrual status while $229.1 million of loans migrated to non-accrual during the same 2010 period. Additionally, four non-accrual loans with an aggregate book value of $15.1 million were sold and $33.8 million of commercial real estate non-accrual loans were transferred to real estate owned during the year ended December 31, 2011.

The slight decline in residential non-accrual loans was primarily the result of charge-offs and lower of cost or fair value adjustments associated with non-accrual residential loans transferred to loans held for sale. Nonaccrual residential loan balances are elevated due to the prolonged average time to foreclosure. However, non-accrual residential loan delinquencies improved with residential loans past due 30 to 90 days declining from $23.1 million at December 31, 2010 to $14.6 million at December 31, 2011. We believe that the improved delinquency trends may result in lower losses in subsequent periods. However, residential loan credit quality is dependent on economic conditions, specifically unemployment and property values. If economic conditions deteriorate, we would expect to experience negative credit quality trends.

The higher balance of repossessed assets at December 31, 2011 compared to December 31, 2010 resulted primarily from foreclosures of commercial real estate loans. During the year ended December 31, 2011, BankAtlantic transferred $51.3 million of loans to real estate owned and sold $28.2 million of real estate owned properties. During the year ended December 31, 2010, BankAtlantic transferred $61.3 million of loans to real estate owned and sold $52.3 million of real estate owned properties. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets as well as sales of real estate owned to increase. The lower residential real estate owned balances reflect an improving real estate market nationwide as the average time to sell foreclosed residential properties declined during 2011.

The higher repossessed assets balances at December 31, 2010 compared to prior periods reflects increased foreclosures of commercial real estate and residential loans. BankAtlantic attempts to modify loans to credit worthy borrowers; however, the majority of BankAtlantic’s non-accrual commercial real estate loans are collateral dependent resulting in BankAtlantic having limited alternatives on such loans other than initiating the foreclosure process. We also initiate the foreclosure process on non-accrual residential loans upon unsuccessful loan modification attempts.

MD&A

(Financial Services)

BankAtlantic’s other accruing impaired loans at December 31, 2011, 2010 and 2009 significantly increased compared to prior periods primarily due to an increase in troubled debt restructured loans (“TDR”). BankAtlantic’s accruing troubled debt restructured loans at December 31, 2011 increased by 22% compared to accruing troubled debt restructured loans at December 31, 2010. In response to current market conditions, BankAtlantic generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties have included among others, the reduction of contractual interest rates and, in some cases, forgiveness of a portion of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments until the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,
	2011		2010		2009
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$108,946	96,146	130,783	70,990	32,225	83,767
Small business	4,024	6,878	2,990	9,401	4,520	7,325
Consumer	1,071	11,536	3,070	12,638	1,774	12,969
Residential	10,718	2,394	6,917	2,977	7,178	3,580

Total	$124,759	116,954	143,760	96,006	45,697	107,641

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Six relationships accounted for 57% of our $206.0 million of non-accrual commercial real estate loans as of December 31, 2011. The following table outlines general information about these relationships as of December 31, 2011 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment (3)	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (2)	Loan Class	Date of Last Full Appraisal
Commercial Land Developers
Relationship No. 1	$11,930	11,883	7,447	Q2-2005	Q4-2010	(1)	Land	Q1-2012
Relationship No. 2	27,507	26,196	15,035	Q1-1995	Q4-2009	Q4-2009	Land	Q1-2011

Total	$39,437	38,079	22,482

Commercial Non-Residential Developers
Relationship No. 3	$24,744	24,744	12,566	Q2-2008	Q4-2011	(1)	Other	Q4-2011
Relationship No. 4	25,379	16,245	—	Q3-2006	Q2-2010	(1)	Other	Q2-2011
Relationship No. 5	18,428	18,319	5,199	Q1-2007	Q3-2010	(1)	Other	Q2-2011
Relationship No. 6	19,568	19,568	3,754	Q4-2007	Q3-2011	(1)	Other	Q2-2011

Total	$88,119	78,876	21,519

Total of Large Relationships	$127,556	116,955	44,001

(1)	The loan is currently not in default.
(2)	The default date is defined as the date of the initial missed payment prior to default.
(3)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.

The loans that comprise the above relationships are all collateral dependent. As such, we established specific valuation allowances or recognized partial charge-offs on these loans based on our determination of the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals for three of the relationships with a recorded investment of $60.6 million. Appraisals were reduced by $2.0 million on three of the relationships with a recorded investment of $56.4 million. BankAtlantic performs quarterly impairment analyses on these credit relationships and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, BankAtlantic’s policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A new appraisal is obtained at the date of foreclosure.

Our residential loan portfolio does not include negative amortization, option ARM or subprime products; however, the majority of our residential loans are purchased residential jumbo loans and many of these loans potentially have outstanding loan balances significantly higher than related collateral values as a result of real estate value declines in the housing markets. Additionally, loans that were originated during 2005, 2006 and 2007 have experienced greater deterioration in collateral value than loans originated in prior years resulting in higher loss experiences in these groups of loans. Also, we have residential loans in California, Florida, Arizona and Nevada, which are states that have experienced especially elevated foreclosures and delinquency rates.

MD&A

(Financial Services)

Our purchased residential loan portfolio includes interest-only loans. The terms of these loans provide for possible future increases in a borrower’s loan payments when the contractually required repayments adjust due to interest rate changes and the required amortization of the principal amount begins. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses which could result in additional provisions for residential loan losses.

At December 31, 2011, BankAtlantic’s residential loan portfolio included $382.4 million of interest-only loans. Approximately $49.1 million of interest-only residential loans are scheduled to become amortizing loans during the year ending December 31, 2012.

The following table presents relevant data regarding our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
2007	$27,754	25,422	66.43%	135.53%	731	725	5,626	32.33%
2006	39,996	37,799	73.62%	113.24%	728	701	7,103	36.78%
2005	56,610	52,933	73.52%	115.53%	724	708	9,990	35.06%
2004	250,231	247,227	69.66%	84.22%	731	717	25,838	34.68%
Prior to 2004	103,107	102,903	69.08%	58.11%	730	720	5,994	34.37%

	Interest Only Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
2007	$59,695	54,976	73.79%	124.85%	748	743	13,891	34.88%
2006	133,477	125,626	73.88%	120.77%	740	737	22,893	34.93%
2005	121,093	118,654	71.71%	111.42%	737	749	9,446	35.08%
2004	34,664	33,631	71.05%	101.52%	745	710	4,951	32.07%
Prior to 2004	49,845	49,531	59.09%	71.77%	740	728	2,543	31.55%

The following table presents relevant data regarding our purchased residential loans by geographic area segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
Arizona	$11,126	10,896	70.79%	96.20%	741	739	327	32.22%
California	130,221	126,786	69.77%	87.38%	733	722	16,805	35.16%
Florida	69,904	66,646	70.82%	102.60%	719	699	11,761	34.78%
Nevada	8,237	7,935	74.02%	148.18%	739	704	1,127	35.97%
Other States	284,399	279,941	70.25%	83.04%	730	721	24,531	33.91%

MD&A

(Financial Services)

	Interest Only Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
Arizona	$11,816	10,891	72.28%	136.80%	755	748	2,976	31.01%
California	110,281	106,544	71.72%	109.19%	744	745	12,935	33.93%
Florida	27,380	24,221	69.15%	127.16%	744	717	8,275	31.34%
Nevada	5,454	3,900	72.38%	157.15%	739	647	3,651	33.50%
Other States	243,844	236,862	70.97%	109.11%	738	741	25,888	34.97%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 from automated valuation models.
(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2011.
(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

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

	December 31, 2011			December 31, 2010			December 31, 2009
	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans
Commercial non-mortgage	$16,408	13.89%	4.60%	10,786	8.05%	4.14%	4,515	2.94%	3.94%
Commercial real estate	66,269	9.84	26.23	83,029	8.70	29.46	91,658	7.71	30.49
Small business	7,168	2.52	11.09	11,514	3.80	9.35	7,998	2.56	8.02
Residential real estate	16,704	1.79	36.34	23,937	1.96	37.80	27,000	1.74	39.85
Consumer	22,554	4.04	21.74	32,043	5.14	19.25	42,417	6.14	17.70

Total allowance for loan losses	$129,103	5.03	100.00	161,309	4.98	100.00	173,588	4.45	100.00

				December 31, 2008			December 31, 2007
				ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans
Commercial non-mortgage				$3,173	2.22%	3.15%	2,668	2.04%	2.65%
Commercial real estate				75,850	5.44	30.69	72,948	4.51	32.78
Small business				8,133	2.49	7.20	4,576	1.44	6.43
Residential real estate				6,034	0.31	42.56	4,177	0.19	43.82
Consumer				32,382	4.35	16.40	9,651	1.37	14.32

Total allowance for loan losses				$125,572	2.76	100.00	94,020	1.90	100.00

Included in allowance for loan losses in the above table were specific reserves. BankAtlantic’s specific reserves by loan type were as follows (in thousands):

	As of December 31,
	2011	2010	2009	2008	2007
Commercial non-mortgage	$15,408	9,020	174	—	594
Commercial real estate	51,798	62,986	42,523	29,208	17,015
Small business	861	2,936	753	300	200
Consumer	1,454	1,791	4,621	—	—
Residential	6,942	12,034	8,784	—	—

Total	$76,463	88,767	56,855	29,508	17,809

MD&A

(Financial Services)

Residential real estate and home equity consumer loans that are 120 days past due are generally written down to estimated collateral value less costs to sell. As a consequence of longer than historical timeframes to foreclose and sell residential real estate and the rapid decline in residential real estate values where our collateral is located, BankAtlantic began performing quarterly impairment evaluations during 2009 on residential real estate and real estate secured consumer loans that were written down in prior periods to determine whether specific valuation allowances were necessary for further estimated market value declines. BankAtlantic also may establish specific valuation allowances on loans that are individually evaluated for impairment (generally commercial and small business loans). The significant increase in commercial real estate loan specific valuation allowances from December 2007 to December 2010 reflects declines in collateral values. The improvement in commercial real estate specific valuation allowance during 2011 reflects a stabilization of property value declines and a decline in loans migrating to nonaccrual. The increase in commercial non-mortgage loan specific valuation allowance relates to five loan relationships with an aggregate outstanding balance of $16.6 million.

Commercial real estate loans account for the majority of the allowance for loan losses for each of the years in the five year period ended December 31, 2011. The commercial real estate loan allowance as of December 31, 2007 was associated with a slow-down in the homebuilding industry. The substantial increase in the commercial real estate allowance for loan losses during 2007, 2008 and 2009 resulted in large part from a rapid and prolonged deterioration in the Florida real estate market, and the significant downturn in the residential real estate market nationally. During 2008 and 2007, home sales and median home prices declined significantly on a year-over-year basis in all major metropolitan areas in Florida, with conditions deteriorating rapidly during the fourth quarter of 2008 in response to the overall loss of confidence in the financial markets. The housing industry was experiencing a dramatic downturn and market conditions in the housing industry continued to worsen throughout 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory, and increased foreclosure rates. During 2009, the decline in median home prices slowed and medium to low priced home sales began to recover from the 2008 lows. Also, during 2009 we began experiencing higher levels of commercial non-residential real estate classified assets and charge-offs resulting from declining real estate values and financial difficulties of our borrowers who experienced reduced cash flows from declining rental income. Accordingly, the allowance for loan losses for commercial real estate loans was increased to reflect higher estimated losses for this loan product as the then current economic and market conditions resulted in unfavorable delinquency trends. During 2010, we partially charged off or placed specific valuation allowances on a significant portion of our commercial residential and commercial land loans. In addition, the balances of our commercial real estate loans declined significantly and the migration of loans to adversely classified risk ratings slowed resulting in a decrease in the commercial real estate quantitative allowance for loan losses at December 31, 2010 compared to December 31, 2009. These trends continued during 2011 with a substantial decline in commercial real estate charge-offs, slowed property value declines and reductions in loans migrating to adversely classified risk ratings.

There are three categories of loans in our commercial residential loan portfolio that have resulted in the majority of losses in our commercial real estate loan portfolio. The loan balance in these categories aggregated $105.1 million at December 31, 2011 compared to $132.9 million at December 31, 2010. These categories are as follows:

The “builder land bank loan” category consisted of 4 loans and aggregated $7.6 million at December 31, 2011 compared to 4 loans aggregating $10.6 million at December 31, 2010. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, the borrower may not be in a position to service the loan, with the likely result being an increase in loan losses in this category. All four loans in this category were on non-accrual at December 31, 2011 and December 31, 2010 totaling $7.6 million and $10.6 million, respectively. BankAtlantic established $0.2 million and $1.5 million of specific reserves on these loans as of December 31, 2011 and 2010, respectively.

The “land acquisition and development loan” category consisted of 18 loans and aggregated $94.5 million at December 31, 2011 compared to 24 loans aggregating $118.8 million at December 31, 2010. This loan category generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders. These loans are generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. Eleven loans in this category totaling $60.4 million were on non-accrual at December 31, 2011 compared to thirteen loans totaling $61.9 million on non-accrual at December 31, 2010. BankAtlantic established $20.2 million and $14.1 million of specifics valuation allowances on these loans as of December 31, 2011 and 2010, respectively.

MD&A

(Financial Services)

The “land acquisition, development and construction loan” category consisted of 3 loans and aggregated $3.0 million at December 31, 2011 compared to 3 loans aggregating $3.5 million at December 31, 2010. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property. These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time. There were no loans in this category on nonaccrual at December 31, 2011 and 2010.

The allowance for consumer loans increased for each of the years in the three year period ended December 31, 2009, and declined thereafter. The increase during 2007 through 2009 was largely associated with the growth in home equity loan balances throughout the period and the change in policy during 2004 to permit higher loan-to-value ratio loans based on Beacon scores. The significant increase in the allowance for loan losses for consumer loans during 2008 compared to 2007 reflected unfavorable home equity loan delinquency trends, higher non-performing home equity loans and a significant increase in charge-offs during the fourth quarter of 2007. The adverse delinquency trends continued during 2009 as residential property values in Florida continued to decline. The decrease in the allowance for loan losses at December 31, 2011 and 2010 compared to 2009 reflects declining charge-off and delinquency trends and what we believe to be a stabilization of real estate value declines in Florida.

During 2008, as property values nationwide declined and unemployment rates increased, our residential loan portfolio began experiencing unfavorable delinquency trends and increased charge-offs. These unfavorable delinquency trends accelerated throughout 2009 and remained at 2009 levels during 2010. During 2011, delinquency trends improved and property values stabilized. Jumbo residential loan credit trends for loans originated in 2005, 2006 and 2007 displayed higher loss severity than loans originated in other years and losses on prime credit quality jumbo residential loans out-paced losses on other prime based loans during 2009. As a consequence of these adverse trends, the residential allowance for loan losses significantly increased at December 31, 2009 compared to the same 2008 and 2007 periods. During 2010, residential loan delinquencies and the loss severity on BankAtlantic’s non-performing residential loans stabilized resulting in a decline in the residential quantitative allowance for loan losses at December 31, 2010 compared to December 31, 2009. During 2011, these trends continued and the residential allowance for loan losses was further reduced. However, if these trends do not continue and/or residential home prices decline, we may experience additional delinquencies and losses in our residential real estate portfolio in subsequent periods.

As economic conditions worsened during the latter half of 2008, we began experiencing adverse trends and higher credit losses in our small business loan portfolio. In response to these adverse trends, we increased the small business allowance for loan losses significantly at December 31, 2008 compared to December 31, 2007. During 2009, the small business allowance for loan losses was maintained at 2008 levels as delinquencies and charge-off trends stabilized. During 2010, small business delinquencies remained at 2009 levels while charge-offs declined; however, criticized small business loans increased from 2009 levels resulting in an increase in the small business allowance for loan losses at December 31, 2010 compared to December 31, 2009. During 2011, small business loan delinquencies declined from 2010 levels and loss experiences improved resulting in a reduction in the small business allowance for loan losses compared to December 31, 2010.

As discussed in Item 1A. under Risk Factors, and elsewhere in this annual report on Form 10-K, in the event of a sustained decline in real estate markets, and residential real estate in particular, and a sustained slowdown in the economy in general, we may experience further deterioration in the credit quality and performance of our loan portfolio. As a consequence, if conditions deteriorate, we will experience an increase in levels of non-performing assets and these increases will likely be experienced across various loan categories.

MD&A

(Financial Services)

BANKATLANTIC’S NON- INTEREST INCOME

The following table summarizes the significant components of and changes in non-interest income (in thousands):

	For the Years Ended December 31,			Change 2011 vs. 2010	Change 2010 vs. 2009
	2011	2010	2009
Service charges on deposits	$42,608	59,844	75,739	(17,236)	(15,895)
Other service charges and fees	26,404	30,140	29,542	(3,736)	598
Securities activities, net	6,935	2,864	11,161	4,071	(8,297)
Income from unconsolidated companies	—	—	479	—	(479)
Gains on sales of loans	2,223	259	467	1,964	(208)
Gain on sale of Tampa branches	38,603	—	—	38,603	—
Other	12,158	12,655	11,904	(497)	751

Non-interest income	$128,931	105,762	129,292	23,169	(23,530)

The lower revenues from service charges on deposits during each of the years in the three year period ended December 31, 2011 primarily resulted from lower overdraft fee income. We believe that the decline in overdrafts fees reflects a decline in the number of accounts incurring overdraft fees based on our efforts to attract customers who maintain deposit accounts with higher balances, regulatory and other changes in overdraft policies and changes in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs for point-of-sale and ATM transactions. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees. In response to the changing industry practices and regulations, during the fourth quarter of 2010, BankAtlantic began converting certain deposit products to fee-based accounts that encourage higher checking account balances or higher account activity in order to eliminate or reduce fees. Additionally, during the first and third quarters of 2011, BankAtlantic revised its overdraft policies which have had the effect of lowering the number and amount of overdraft fees and charges. Also contributing to the decline in overdraft fee income during the year ended December 31, 2011 compared to the same 2010 and 2009 periods was the reduction of deposit accounts associated with the sale of the Tampa branches in June 2011. We anticipate that this trend of lower overdraft fee income may continue; however, at a slower rate of decline than prior periods.

The decrease in service charges and fees during the year ended December 31, 2011 compared to the same 2010 period resulted primarily from lower ATM interchange and surcharge income primarily related to lower transaction volume associated with the Tampa branch sale. The increase in service charges and fees during the year ended December 31, 2010 compared to the same 2009 period primarily resulted from higher interchange income from the use of check cards by our customers partially offset by lower fee income from our cruise ship operations. The increased interchange income reflects higher debit card transaction volume for 2010 compared to 2009.

Securities activities, net during the year ended December 31, 2011 includes $7.0 million of gains from the sale of $82.8 million of agency securities. The securities were sold to improve liquidity and BankAtlantic’s regulatory capital ratios. BankAtlantic also recognized a $24,000 loss in connection with foreign currency derivative contracts entered into as an economic hedge of foreign currency in cruise ship ATMs.

Securities activities, net during the year ended December 31, 2010 includes $3.1 million of gains from the sales of $43.8 million of agency securities and $11.9 million of municipal securities. BankAtlantic also recognized a $0.3 million loss in connection with foreign currency derivative contracts.

Securities activities, net during the year ended December 31, 2009 includes $11.2 million of gains from the sale of $284.0 million of agency securities. The net proceeds from the sales of securities were used to pay down FHLB advances.

Income from unconsolidated companies for 2009 represents $0.5 million of equity earnings in a joint venture that factors receivables. The factoring joint venture was consolidated as of January 1, 2010 upon the implementation of new accounting guidance for the consolidation of variable interest entities.

MD&A

(Financial Services)

During the year ended December 31, 2011, BankAtlantic recognized gains of $2.1 million on the sale of $5.6 million of commercial loans.

Gains on loan sales during the years ended December 31, 2010 and 2009 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers.

Other non-interest income consisted of the following (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Broker commissions	$3,427	3,901	3,969
Safe deposit box rental	1,049	1,200	1,183
Income from leases	1,012	1,149	1,127
Wire fee income	2,175	1,997	1,868
Other	4,495	4,408	3,757

Total other income	$12,158	12,655	11,904

The decline in other income during the year ended December 31, 2011 compared to the same 2010 period reflects lower broker commissions as historically low interest rates have slowed the volume of fixed rate product transactions. The decline in safe deposit box rental income resulted primarily from the sale of the Tampa branches. Other non-interest income remained at 2010 levels as increased fee income from coin counters at the branches and a $0.3 million gain on the sale of properties and equipment were offset by $1.0 million received from a service provider during 2010 related to business interruption issues.

The increase in other non-interest income for the year ended December 31, 2010 compared to the same 2009 period was primarily the result of a $1.0 million payment from BankAtlantic’s on-line banking service provider as a result of business interruption issues. The above increases in other non-interest income were partially offset by $0.1 million of foreign currency exchange losses associated with foreign currency held in cruise ship ATMs and lower commissions from sales of investment products during 2010 compared to 2009.

MD&A

(Financial Services)

BANKATLANTIC’S NON- INTEREST EXPENSE

The following table summarizes the significant components and changes in non-interest expense (in thousands):

	For the Years Ended December 31,			Change 2011 vs. 2010	Change 2010 vs. 2009
	2011	2010	2009
Employee compensation and benefits	$70,866	91,131	103,209	(20,265)	(12,078)
Occupancy and equipment	44,152	53,585	58,574	(9,433)	(4,989)
Advertising and promotion	6,158	8,305	8,395	(2,147)	(90)
Check losses	2,065	2,421	4,188	(356)	(1,767)
Professional fees	13,657	17,365	12,574	(3,708)	4,791
Supplies and postage	3,185	3,813	4,084	(628)	(271)
Telecommunication	1,591	2,513	2,464	(922)	49
Provision for tax certificates	2,783	4,552	3,388	(1,769)	1,164
Loss on sale of real estate held for development and sale	—	1,228	—	(1,228)	1,228
Impairment of real estate held for development and sale	—	—	3,871	—	(3,871)
Cost associated with debt redemption	1,125	60	7,463	1,065	(7,403)
Lease termination (reversals) costs	(1,211)	3,601	2,156	(4,812)	1,445
Employee termination (reversals) costs	(192)	3,971	2,024	(4,163)	1,947
Impairment of loans held-for-sale	2,504	—	—	2,504	—
Impairment of real estate held for sale	600	2,604	1,158	(2,004)	1,446
Impairment of real estate owned	11,495	6,064	4,124	5,431	1,940
Impairment of assets held for sale	—	4,469	—	(4,469)	4,469
Impairment of goodwill	—	—	9,124	—	(9,124)
FDIC special assessment	—	—	2,428	—	(2,428)
(Gain) loss on sale of real estate	(4,142)	997	(342)	(5,139)	1,339
Amortization of intangible assets	1,193	1,248	1,303	(55)	(55)
Other	29,780	28,388	28,614	1,392	(226)

Total non-interest expense	$185,609	236,315	258,799	(50,706)	(22,484)

The $50.7 million reduction in non-interest expense during 2011 compared to 2010 resulted primarily from the June 2011 sale of the Tampa branches which resulted in a significant reduction in compensation and occupancy expenses. BankAtlantic’s compensation expense during 2011 was also favorably impacted by reductions in back-office personnel during the latter half of 2010.

The $22.5 million reduction in non-interest expense during 2010 compared to 2009 primarily resulted from efforts to reduce expenses and increase operating efficiencies by consolidating certain back-office facilities, renegotiating vendor contracts, staff reductions, out-sourcing certain back-office functions and initiating other targeted expense reduction programs.

The substantial decline in employee compensation and benefits during each of the years in the three year period ended December 31, 2011 resulted primarily from workforce reductions, normal attrition, and the transfer of employees to the purchaser of the Tampa branches in June 2011. As a consequence, the number of full-time equivalent employees declined from 1,776 at December 31, 2008 to 1,028 at December 31, 2011, or 42%. The decline in the work force resulted in lower employee benefits and payroll taxes. Also contributing to the decline in compensation was lower incentive bonuses. Incentive bonuses were $1.4 million, $2.5 million and $6.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. Share-based compensation expense was $0.9 million, $0.8 million and $2.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. The reduction in share based compensation expense reflects that no share based awards were granted to employees during 2011 and 2009 and the reversal of prior period share based compensation expense due to higher than projected forfeitures on stock options.

The decline in occupancy and equipment for the year ended December 31, 2011 compared to the same 2010 period resulted primarily from the sale of the Tampa branches, consolidation of back-office facilities, and the termination of leases executed for branch expansion during prior periods.

MD&A

(Financial Services)

The decline in occupancy and equipment for the year ended December 31, 2010 compared to the same 2009 period primarily resulted from the consolidation of back-office facilities resulting in lower depreciation and rent expense.

Depreciation and rent expenses were $16.2 million and $11.4 million for the year ended December 31, 2010 compared to $18.2 million and $12.8 million during year ended December 31, 2009, respectively. Depreciation and rent expenses were and $13.0 million and $8.6 million, respectively, during the year ended December 31, 2011. The remaining decline in occupancy and equipment expenses was primarily due to lower building maintenance, utilities and real estate taxes during the 2011 period compared to the same 2010 and 2009 periods.

The decrease in advertising and business promotion expense during the year ended December 31, 2011 compared to the same 2010 period related primarily to BankAtlantic focusing its marketing efforts more on customer relationships and less on advertising, media and direct mail promotions. During the year ended December 31, 2009, BankAtlantic modified its marketing focus from growing deposit account volume to enhancing BankAtlantic’s relationships with customers. Direct mail advertising and customer gift expenses declined from $3.2 million for the year ended December 31, 2009 to $2.4 million and $1.4 million during 2010 and 2011.

We believe that the substantial decline in check losses during each of the years in the three year period ended December 31, 2011 primarily related to revisions to our overdraft policies which began in 2008 as well as lower volume of new account growth.

The decline in professional fees during the year ended December 31, 2011 compared to the same 2010 period reflects lower legal and consulting fees. The lower legal fees in 2011 resulted primarily from legal expenses from the class action securities litigation trial during 2010 and higher insurance reimbursements relating to the same matter during 2011. The lower legal expenses were partially offset by a $2.7 million tax certificate settlement during 2011. BankAtlantic also incurred legal costs during 2011 and 2010 for tax certificate litigation, loan modifications and loan work-outs. Consulting fees declined from $1.5 million during 2010 to $0.7 million during 2011. Consulting fees were $0.6 million during the year ended December 31, 2009.

The higher professional fees during the year ended December 31, 2010 compared to the same 2009 period resulted primarily from legal and related costs in connection with the class-action securities litigation. Legal expenses were $8.4 million, $11.4 million and $8.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. During 2010, litigation costs on cases involving claims covered by insurance exceeded the deductible under our director and officer liability insurance and we began receiving eligible cost reimbursements from the insurance carrier. Insurance claim reimbursements are recognized as a reduction to legal fees when the claim is approved by the insurance carrier.

The lower telecommunication costs for the year ended December 31, 2011 compared to the same 2010 and 2009 periods resulted primarily from the Tampa branch sale.

The provision for tax certificate losses during the year ended December 31, 2011 compared to the same 2010 period reflects higher charge-offs of out-of-state tax certificates partially offset by tax certificate reserve reductions associated with declining portfolio balances. We have significantly reduced the acquisition of out-of-state tax certificates and have concentrated the majority of our tax certificate acquisitions in Florida.

The provision for tax certificate losses during the year ended December 31, 2010 compared to the same 2009 period primarily resulted from increases in the allowance for tax certificate losses associated with our out-of-state tax certificate portfolio.

Loss on the sale of real estate held for development and sale during the year ended December 31, 2010 reflects the sale of a real estate project for a loss shown on the above table.

Impairment of real estate held for development and sale during the years ended December 31, 2009 represents fair value adjustments to real estate inventory associated with the real estate project described above.

MD&A

(Financial Services)

Costs associated with debt redemptions during the year ended December 31, 2011 reflects prepayment penalties on the early repayment of $85 million of institutional time deposits, $40.0 million of FHLB advance obligations and $25 million of public fund time deposits. BankAtlantic redeemed these obligations in order to reduce total assets and improve its regulatory capital ratios.

Costs associated with debt redemptions during the year ended December 31, 2010 reflects the prepayment of a $2 million FHLB advance obligation and $0.7 million repayment of a mortgage-backed bond that was scheduled to mature in September 2013. The costs associated with debt redemptions during the year ended December 31, 2009 were the result of prepayment penalties incurred upon the prepayment of $760 million of FHLB advances.

Lease termination costs and impairments of real estate held for sale represent impairments associated with the decision to sell properties or terminate leases acquired for future branch expansion prior to December 2007. The lease termination recoveries during 2011 represent gains on the termination of leases and higher property values obtained from updated appraisals.

Employee termination costs reflect severance charges in connection with workforce reductions in during the years ended December 31, 2010 and 2009. Employee termination recoveries reflect the re-hiring of employees terminated during prior periods.

Impairment on loans held-for-sale reflect the establishment of valuation allowances on loans held- for-sale primarily associated with change in estimates concerning expected cash flows or the timing of expected cash flows.

Real estate owned impairments during 2011, 2010 and 2009 reflect a $1.4 million, $3.6 million and $3.1 million impairment associated with a real estate development acquired during the fourth quarter of 2006 when BankAtlantic took possession of the collateral securing a land acquisition and development loan and, secondarily, from write-downs of residential, commercial and tax certificate real estate owned.

The impairment of assets held for sale relates to a $4.5 million impairment on Tampa branches office properties and equipment upon the transfer of the assets to held-for-sale.

BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. BankAtlantic performed its annual goodwill impairment test as of September 30, 2011 and determined that its remaining goodwill of $13.1 million in its capital services reporting unit was not impaired. The capital services reporting unit’s implied goodwill as of September 30, 2011 was $43.2 million, which exceeded the $13.1 million carrying value of goodwill by $30.1 million. If market conditions deteriorate, BankAtlantic may recognize additional goodwill impairment charges in future periods.

In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was $2.4 million.

During the years ended December 31, 2011, 2010, and 2009 BankAtlantic sold $28.2 million, $25.9 million and $6.4 million, respectively, of real estate owned for gains or losses as shown on the above table. During the year ended December 31, 2011, BankAtlantic sold a commercial real estate owned property for a $1.6 million gain. The remaining 2011 real estate owned gains were primarily on residential properties.

Amortization of intangible assets consisted of the amortization of acquired core deposit intangible assets, which are being amortized over an estimated life of ten years.

Other expenses during the year ended December 31, 2011 remained at 2010 and 2009 levels. During 2011, BankAtlantic incurred higher foreclosure costs and increased operating costs on foreclosed properties. These increased expenses were partially offset by a decline in deposit insurance premiums associated with the reduction in deposits in connection with the sale of the Tampa branches. Deposit insurance expense was $9.6 million, $10.1 million and $8.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.

MD&A

(Financial Services)

BankAtlantic’s Provision for Income Taxes

	For the Years Ended December 31,			Change 2011 vs. 2010	Change 2010 vs. 2009
($ in thousands)	2011	2010	2009
Loss before income taxes	$(1,703)	(118,044)	(180,427)	116,341	62,383
Benefit for income taxes	298	2,134	31,719	(1,836)	(29,585)

BankAtlantic net loss	$(1,405)	(115,910)	(148,708)	114,505	32,798

Effective tax rate	-17.50%	1.81%	17.58%

Due to BankAtlantic’s recent history of losses, BankAtlantic maintains a deferred tax valuation allowance for its entire amount of net deferred tax assets. The benefit for income taxes during 2011 primarily represents a reduction in BankAtlantic’s uncertain tax positions and interest income on net operating loss carry-back refunds, partially offset by the recapture of low income housing tax credits. The benefit for income taxes during 2010 primarily represents a reduction in the deferred tax valuation allowance from continuing operations to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income. The 2009 benefit for income taxes was due primarily to a change in tax laws in November 2009 that extended the net operating loss carry-back period for 2009 taxable losses from two years to five years which resulted in BankAtlantic recognizing a $31.7 million income tax benefit.

Parent Company Results of Operations

The following table is a condensed income statement summarizing the Parent Company’s segment results of operations (in thousands):

	For the Years Ended December 31,			Change 2011 vs. 2010	Change 2010 vs. 2009
	2011	2010	2009
Net interest income (expense):
Interest income on loans	$196	228	352	(32)	(124)
Interest and dividend income on investments	44	72	221	(28)	(149)
Interest expense on junior subordinated debentures	(15,571)	(14,872)	(15,535)	(699)	663

Net interest expense	(15,331)	(14,572)	(14,962)	(759)	390
Provision for loan losses	(1,214)	(5,536)	(18,414)	4,322	12,878
Net interest expense after provision for loan losses	(16,545)	(20,108)	(33,376)	3,563	13,268

Non-interest income:
Income from unconsolidated trusts	(255)	1,054	487	(1,309)	567
Securities activities, net	(1,500)	—	19	(1,500)	(19)
Other income	1,179	1,257	1,058	(78)	199

Non-interest income	(576)	2,311	1,564	(2,887)	747

Non-interest expense:
Employee compensation and benefits	2,181	2,819	5,036	(638)	(2,217)
Professional fees	2,552	3,074	2,055	(522)	1,019
Advertising and promotion	255	293	251	(38)	42
Other	5,227	2,857	1,658	2,370	1,199

Non-interest expense	10,215	9,043	9,000	1,172	43

Parent Company loss	$(27,336)	(26,840)	(40,812)	(496)	13,972

Parent Company interest on loans during 2011, 2010 and 2009 represented interest income from two commercial real estate loans acquired in a March 2008 loan transfer from BankAtlantic that were returned to an accrual status during 2008 as the borrowers’ cash flow improved upon obtaining tenants for properties serving as collateral.

Interest and dividend income on investments during the years ended December 31, 2011, 2010 and 2009 were comprised primarily of earnings from a BankAtlantic reverse repurchase agreement account and dividends from an equity investment. The Parent Company ceased receiving dividends from the equity investment during the second quarter of 2011. Earnings from the BankAtlantic reverse repurchase account were $6,000, $17,000 and $28,000, respectively, during the years ended December 31, 2011, 2010 and 2009.

MD&A

(Financial Services)

Interest expense for the years ended December 31, 2011, 2010 and 2009 represents interest expense recognized on the Parent Company’s junior subordinated debentures. The increase in interest expenses during 2011 compared to 2010 reflects higher average balances on junior subordinated debentures resulting from the deferral of interest. The average balance on junior subordinated debentures increased from $314.1 million during 2010 to $328.5 million during 2011. Average interest rates on junior subordinated debentures were 4.74% during 2011 compared to 4.73% during the 2010 period. The decline in interest expense during 2010 compared to 2009 reflects a decline in the three month LIBOR interest rates. The decline in interest rates was partially offset by deferred interest on the junior subordinated debentures. Average interest rates on junior subordinated debentures decreased from 5.18% during the year ended December 31, 2009 to 4.73% during the same 2010 period and junior subordinated debentures average balances increased from $300.0 million during 2009 to $314.1 million during 2010.

Income from unconsolidated trusts during 2011, 2010 and 2009 represents equity earnings from trusts formed to issue trust preferred securities.

During the year ended December 31, 2011 and 2009, the Parent Company recognized a $1.5 million and $1.6 million other-than-temporary decline in value from an equity investment in an unrelated financial institution. During the year ended December 31, 2009, the Parent Company also redeemed its investment in a private equity security for a $1.5 million gain and sold shares of Stifel common stock received from the sale of Ryan Beck for a $0.1 million gain.

The majority of other income during the years ended December 31, 2011, 2010 and 2009 primarily represent fees charged to BankAtlantic for executive management services. These fees are eliminated in the Company’s consolidated financial statements.

The Parent Company’s compensation expense during the years ended December 31, 2011, 2010 and 2009 represents salaries, benefits and incentives for executive officers and administrative personnel.

The lower compensation expense during 2011 compared to 2010 primarily reflects lower share based compensation expense as executive officers forfeited non-vested stock options during the year ended December 31, 2010. The higher compensation expense during the year ended December 31, 2009 compared to the years ended December 31, 2011 and 2010 reflects higher incentive performance bonuses during 2009. Incentive performance bonuses based on specific performance criteria were $0, $0.2 million and $2.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.

The decrease in professional fees during 2011 compared to 2010 primarily resulted from higher consulting costs during 2010 associated with investment banking and other advisory services and elevated legal fees during 2010 associated with responding to a Securities and Exchange Commission investigation. The reductions in legal fees were partially offset by $0.7 million of transaction costs associated with the Stock Purchase Agreement with BB&T and costs incurred to defend the litigation to enjoin the transaction with BB&T. Consulting costs were $0.9 million, $1.5 million and $0.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, the Parent Company recognized a $0.9 million gain from a loan participation litigation settlement during the year ended December 31, 2011. Other legal fees incurred during the years ended December 31, 2011, 2010 and 2009 were primarily for general corporate matters and foreclosure costs associated with non-performing loans held in a work-out subsidiary of the Parent Company.

Advertising and promotion costs during each of the years in the three year period ended December 31, 2011 represents expenses for investor relations, shareholder correspondence and the annual meeting of shareholders.

Other expenses during the years ended December 31, 2011 included $4.0 million of impairments associated with real estate owned and loans held-for-sale compared to impairments of real estate owned of $0.8 million and $0 during the years ended December 31, 2010 and 2009, respectively. Also included in other expenses during the year ended December 31, 2011, 2010 and 2009 were real estate owned operating costs and foreclosure expenses of $0.5 million, $0.6 million and $0.8 million, respectively. The Parent Company also incurred $0.2 million of loan servicing fees paid to BankAtlantic for the years ended December 31, 2011, 2010 and 2009 related to the loans held by its asset workout subsidiary.

The Parent Company did not recognize a tax benefit during each of the years in the three year period ended December 31, 2011 as the tax benefits associated with the Parent Company’s losses were offset by the establishment of a deferred tax valuation allowance during 2008 on the Parent Company’s net deferred tax assets.

MD&A

(Financial Services)

Credit Quality

The composition of the Parent Company’s loans and real estate owned at the indicated dates was as follows (in thousands):

	December 31, 2011	2010
Nonaccrual loans:
Commercial non-real estate:	$948	1,536
Commercial real estate:
Residential	3,703	8,985
Land	3,432	3,987

Total non-accrual loans	8,083	14,508
Allowance for loan losses	(784)	(830)

Non-accrual loans, net	7,299	13,678
Performing other commercial loans	2,432	2,811

Loans receivable, net	$9,731	16,489

Real estate owned	$9,137	10,160

During the year ended December 31, 2011, the Parent Company foreclosed on $3.7 million of commercial residential loans, charged-off $1.3 million of loans, recognized $1.3 million of loans held-for-sale impairments and sold a $1.7 million loan for a $99,000 loss.

During the year ended December 31, 2010, the Parent Company foreclosed on $13.6 million of commercial residential loans. The properties obtained from foreclosures were sold for cash proceeds of $9.8 million.

The Parent Company’s non-accrual loans include large loan balance lending relationships. The following table outlines general information about these relationships as of December 31, 2011 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (3)	Collateral Type (4)	Date of Last Full Appraisal
Commercial Business
Relationship No. 1 (1)	5,604	4,381	784	Q4-2005	Q4-2007	Q4-2007	Land	Q4-2011

Residential Land Developers
Relationship No. 2 (2)	20,000	3,296	—	Q1-2005	Q4-2007	Q1-2008	Residential	Q3-2011
Relationship No. 3	406	406	—	Q2-2006	Q4-2008	Q1-2008	Residential	Q2-2011

Total Residential Land Developers	20,406	3,702	—

Total	26,010	8,083	784

(1)	During 2011, the Company recognized partial charge-offs on relationship No. 1 aggregating $1.2 million.
(2)	During 2008, 2009 and 2010, the Parent Company recognized partial charge-offs on relationship No. 2 aggregating $16.4 million.
(3)	The default date is defined as the date of the initial missed payment prior to default.
(4)	Acquisition and development (“A&D”).

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

MD&A

(Financial Services)

Changes in the Parent Company’s allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$830	13,630	11,685
Loans charged-off	(1,260)	(18,336)	(16,469)
Recoveries of loans previously charged-off	—	—	—

Net (charge-offs)	(1,260)	(18,336)	(16,469)
Provision for loan losses	1,214	5,536	18,414

Balance, end of period	$784	830	13,630

The provision for loan losses during the year ended December 31, 2011, 2010 and 2009 resulted from additional impairments due to updated loan collateral fair value estimates.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc.

Currently, the Parent Company’s principal source of liquidity is its cash holdings and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through the issuance of equity and debt securities and through dividends, although no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future and the Parent Company is prohibited by the terms of the Company Order from issuing debt securities without receiving a prior non-objection from its regulators. The Parent Company has used its funds to contribute capital to its subsidiaries, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At December 31, 2011, the Parent Company had approximately $337.1 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $15.7 million based on interest rates at December 31, 2011, which are generally indexed to three-month LIBOR. In order to preserve liquidity , the Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $42.9 million that would otherwise have been paid during the 36 months ended December 31, 2011 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments for up to another 8 consecutive quarterly periods through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral period by paying all accrued and unpaid interest. If the Parent Company were to continue to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it would owe an aggregate of approximately $74.4 million of unpaid interest based on average interest rates as of December 31, 2011. The Company believes that its financial condition would be adversely affected if interest payments continue to be deferred. The Parent Company expects to pay the deferred interest through closing in connection with the consummation of the BB&T transaction.

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

MD&A

(Financial Services)

In February 2010, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A Common Stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. On June 16, 2011, the Company completed a rights offering under the registration statement issuing 605,181 shares of Class A Common Stock for net proceeds of $11.0 million. As a result of the completion of a $20 million rights offering during the year ended December 31, 2010 and the $11.3 million rights offering in June 2011, $43.7 million of securities remain available for future issuance under this registration statement. The Parent Company utilized the proceeds from the June 2011 rights offering plus $9.0 million in cash to make a $20 million capital contribution to BankAtlantic.

The Parent Company is generally required to provide BankAtlantic with managerial assistance and capital. Any financing needed to provide BankAtlantic with capital could be sought through public or private offerings, in privately negotiated transactions or otherwise. Any financing involving the issuance of our Class A Common Stock or securities convertible or exercisable for our Class A Common Stock could be highly dilutive for our existing shareholders. Such financing may not be available to us on favorable terms or at all.

The Parent Company has the following cash and investments that it believes provide a source for potential liquidity at December 31, 2011.

	As of December 31, 2011
(in thousands)	Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Cash and cash equivalents	$2,524	—	—	2,524
Securities available for sale	10	5	—	15

Total	$2,534	5	—	2,539

The Parent Company had $1.9 million of current liabilities as of December 31, 2011. The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at December 31, 2011 was $19.7 million. During the year ended December 31, 2011, the Parent Company received net cash flows of $2.8 million from its work-out subsidiary.

If the sale of BankAtlantic to BB&T is consummated in accordance with the terms of the Agreement, the Parent Company expects its principal source of liquidity to be the sale of the loans and real estate distributed to the Parent Company in Retained Assets, LLC and distributions from its 5% preferred interest in Newco, LLC as well as cash distributions from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through the issuance of equity and debt securities. The Parent Company anticipates utilizing these funds for general corporate purposes including funding servicing costs and real estate owned operating expenses.

On October 21, 2011, the Parent Company received notification from NYSE Regulation, Inc. that the Parent Company was below the continued listing criteria established by the New York Stock Exchange (“NYSE”) because, as of October 14, 2011, the Parent Company’s average market capitalization for the preceding 30-day trading period was $48.9 million. Listed companies with shareholders equity of less than $50 million, such as the Parent Company, are required to maintain an average market capitalization of at least $50 million for any consecutive 30-day trading period. The NYSE’s market capitalization and equity requirements are based on the Parent Company’s publicly traded Class A Common Stock. In accordance with the NYSE’s rules, the Parent Company submitted a business plan (the “Plan”) to the NYSE in which it advised the NYSE of the actions it expected to take in order to comply with the NYSE’s continued listing standards within 18 months after the date of the Notice. The Class A Common Stock will continue to be listed and traded on the NYSE during this period, subject to the NYSE’s continued acceptance of the Plan, and the Parent Company’s compliance with the Plan and the other continued listing standards of the NYSE. The Parent Company expects to work with the NYSE with respect to curing the deficiency. The Company’s market capitalization at March 16, 2012 was $56.4 million but its average market capitalization for the 30 day trading period prior to March 16, 2012 was $43.0 million. The Parent Company currently expects that it will meet the NYSE listing criteria upon completion of the sale of BankAtlantic to BB&T in accordance with the terms of the Agreement. However, the market price of the Parent Company’s Class A Common Stock is subject to significant volatility and it may decrease in the future and cause the Parent Company to fail to comply with the NYSE requirements for continued listing.

MD&A

(Financial Services)

BankAtlantic Liquidity and Capital Resources

BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans, securities available for sale and real estate owned; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic maintained excess cash balances during year ended December 31, 2011 in order to improve liquidity and its risk-based regulatory capital ratios. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under its lines of credit with the FHLB and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs, may require BankAtlantic to offer higher interest rates to maintain deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic is restricted by the Bank Order from offering interest rates on its deposits which are significantly higher than market area rates.

BankAtlantic’s unused lines of credit decreased from $843 million as of December 31, 2010 to $585 million as of December 31, 2011 due to lower collateral balances partially offset by the repayment of FHLB advances during 2011. The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to obtain a $68.1 million letter of credit used primarily to secure public deposits as of December 31, 2011. There were no FHLB borrowings outstanding as of December 31, 2011. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $545 million at December 31, 2011. In March 2012, BankAtlantic was informed by the FHLB that its line of credit with the FHLB was reduced to 20% of assets, subject to available collateral beginning in March 2012. The unused available borrowings were based on the collateral limit and did not change as a result of the decline in the asset limit as 20% of assets still exceeded the available collateral.

An additional source of liquidity for BankAtlantic is its securities portfolio. As of December 31, 2011, BankAtlantic had $6 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $34 million, with no amounts outstanding under this program, at December 31, 2011. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly, our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity. BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease, and any of these factors could have material adverse effect on BankAtlantic’s liquidity.

Additionally, BankAtlantic had total cash on hand with other financial institutions of $675.7 million at December 31, 2011.

Included in deposits at December 31, 2011 was $0.8 million in brokered deposits. BankAtlantic is currently restricted from acquiring additional brokered deposits or renewing its existing brokered deposits, and expects all brokered deposits to repaid during 2012.

MD&A

(Financial Services)

BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions and regulatory actions may make it more difficult for us and for financial institutions in general to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree to which such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. Further deterioration in the financial markets or adverse regulatory actions may further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position by paying down borrowings, reducing assets and significantly increasing its cash reserves.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law permanently raising the maximum standard deposit insurance to $250,000 per depositor, for each ownership category as defined by the FDIC. The Act also provides for full deposit insurance on non-interest bearing deposit accounts until December 31, 2012.

In October 2008, the FDIC adopted a restoration plan that increased the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rates were raised by 7 basis points for all depository institutions beginning on January 1, 2009 and the assessment rates were raised again on April 1, 2009 based on the risk rating of each financial institution. Additionally, the FDIC imposed a 5 basis point special assessment as of June 30, 2009 that was paid in September 2009. As a consequence of the increased assessment rates, BankAtlantic’s FDIC insurance premium increased from $2.8 million during the year ended December 31, 2008 to $9.6 million during the year ended December 31, 2011. In September 2009, the FDIC required financial institutions to prepay, in December 2009, their estimated quarterly FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. During the fourth quarter of 2009, BankAtlantic remitted $31.3 million to the FDIC for prepaid assessments. Included in the Company’s statement of financial condition as of December 31, 2011 and 2010 was $12.7 million and $22.0 million, respectively, of prepaid FDIC deposit assessments.

BankAtlantic’s commitment to originate loans was $24.5 million at December 31, 2011 compared to $23.3 million of commitments to originate loans and $2.6 million of commitments to purchase loans at December 31, 2010. BankAtlantic had no commitments to purchase loans at December 31, 2011. At December 31, 2011, total loan commitments represented approximately 0.70% of net loans receivable.

A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2011. The total amount of principal repayments on loans and securities contractually due after December 31, 2012 was $2.1 billion, of which $0.6 billion have fixed interest rates and $1.5 billion have floating or adjustable interest rates. Actual principal repayments may vary from the amounts due at scheduled payment dates if the borrower fails to make all or a portion of the required payments or BankAtlantic agrees to extend the scheduled payment dates and/or modifies the amount due on such dates. The table below represents loans outstanding as of December 31, 2011 and the amounts due based on the contractual terms of the loans or securities and actual principal repayments may differ from information shown below (in thousands):

	Outstanding at
	December 31,	For the Period Ending December 31, (1)
	2011	2012	2013-2014	2015-2019	2020-2024	2025-2029	>2029
Commercial real estate	$705,776	371,884	184,413	127,663	18,523	3,293	—
Residential real estate	953,341	696	4,191	94,363	35,721	26,883	791,487
Small business	284,754	91,736	14,482	73,242	87,570	16,858	866
Consumer	558,583	7,233	38,102	383,536	123,192	6,520	—
Commercial non-real estate	118,145	54,163	27,448	36,534	—	—	—

Total loans	$2,620,599	525,712	268,636	715,338	265,006	53,554	792,353

Total securities available for sale (1)	$45,108	249	23	13,502	298	2,062	28,974

(1)	Does not include $1.3 million of equity securities.

MD&A

(Financial Services)

Loan maturities and sensitivity of loans to changes in interest rates for commercial non-real estate and real estate construction loans at December 31, 2011 were (in thousands):

	Commercial Non-Real Estate	Real Estate Construction	Total
One year or less	$54,163	52,680	106,843
Over one year, but less than five years	63,982	1,247	65,229
Over five years	—	188	188

	$118,145	54,115	172,260

Due After One Year:
Pre-determined interest rate	$56,884	1,435	58,319
Floating or adjustable interest rate	7,098	—	7,098

	$63,982	1,435	65,417

BankAtlantic’s geographic loan concentration based on outstanding loan balances at December 31, 2011 was:

Florida	66%
Eastern U.S.A.	18%
Western U.S.A.	13%
Central U.S.A	3%

100%

The loan concentration for loans BankAtlantic originated is primarily in Florida. The concentration in locations other than Florida relates primarily to purchased wholesale residential real estate loans.

BankAtlantic’s actual capital amounts and ratios are presented in the table and are compared to the prompt corrective action (“PCA”) “well capitalized” requirements and the capital requirements set forth in the Bank Order that BankAtlantic must maintain (dollars in thousands):

					Bank Order
			PCA Defined		Capital
	Actual		Well Capitalized		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital	$349,751	15.15%	$230,926	10.00%	$323,296	14.00%
Tier I risk-based capital	$298,499	12.93%	$138,555	6.00%	$138,555	6.00%
Tangible capital	$298,499	8.22%	$54,496	1.50%	$54,496	1.50%
Core capital	$298,499	8.22%	$181,655	5.00%	$290,648	8.00%
As of December 31, 2010
Total risk-based capital	$334,601	11.72%	$285,541	10.00%	$399,758	14.00%
Tier I risk-based capital	$276,362	9.68%	$171,325	6.00%	$171,325	6.00%
Tangible capital	$276,362	6.22%	$66,672	1.50%	$66,672	1.50%
Core capital	$276,362	6.22%	$222,240	5.00%	$355,584	8.00%

Pursuant to the Bank Order, BankAtlantic was required to attain by June 30, 2011 and maintain a tier 1/core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic had maintained its regulatory capital ratios at levels that exceed prompt corrective action “well capitalized” requirements and has maintained its regulatory capital ratios at levels that exceed the Bank Order required capital levels since June 30, 2011. In the event the BB&T transaction is not consummated, the Parent Company and BankAtlantic may seek to maintain the higher capital requirements through efforts that may include the issuance of its Class A Common Stock through a public or private offering, the sale of branches and the reduction in assets , although asset sales and reductions may make it more difficult to achieve profitability. The Company may not be successful in raising additional capital or executing plans to maintain BankAtlantic’s higher regulatory capital ratios in subsequent periods. The inability to raise capital or otherwise meet regulatory requirements could have a material adverse impact on the Company’s business, results of operations and financial condition.

MD&A

(Financial Services)

Consolidated Cash Flows

A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$61,875	117,766	30,949
Investing activities	661,297	336,314	869,633
Financing activities	(472,294)	(175,119)	(824,742)

Increase in cash and cash equivalents	$250,878	278,961	75,840

The decrease in cash flows from operating activities during 2011 compared to 2010 primarily reflects a decline in proceeds on the sales of loans and net interest income as well as lower customer fee income.

The increase in cash flows from operating activities during 2010 compared to 2009 primarily reflects a decline in other assets associated with the $31.7 million net operating loss carryback cash receipts and lower operating expenses during 2010 compared to 2009.

The increase in cash flows from investing activities during 2011 compared to 2010 primarily resulted from maturities of short-term securities available for sale and a decrease in the purchases of securities available for sale. The increase in investing activities was partially offset by cash outflows from the sale of the Tampa branches.

The decrease in cash flows from investing activities during 2010 compared to 2009 primarily resulted from the higher purchases of short-term securities available for sale and tax certificates during 2010 compared to 2009. The decrease in investing activities from securities purchases was partially offset by higher loan repayments and loan sales during 2010 compared to 2009.

The decrease in cash flows from financing activities during 2011 compared to 2010 primarily resulted from deposit outflows. In order to improve regulatory capital ratios, BankAtlantic reduced its assets by decreasing its public deposits, short-term borrowings and FHLB advances. The above decreases in cash flows from financing activities were partially offset by proceeds from the issuance of common stock.

The increase in cash flows from financing activities during 2010 compared to 2009 primarily resulted from the significant prepayment of FHLB and short term borrowings during 2009. FHLB advance and short term borrowing balances declined from $1.3 billion at December 31, 2008 to $309.3 million at December 31, 2009 to $192.8 million at December 31, 2010 to $0 at December 31, 2011. The above increases in cash flows from financing activities were partially offset by a decline in deposit balances during 2010 compared to an increase in deposit balances during 2009.

Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments

The table below summarizes the Company’s loan commitments at December 31, 2011 (in thousands):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$352,358	51,990	—	—	300,368
Standby letters of credit	6,269	6,269	—	—	—
Other commercial commitments	24,472	24,472	—	—	—

Total commercial commitments	$383,099	82,731	—	—	300,368

MD&A

(Financial Services)

Lines of credit consist primarily of revolving lines to home equity and business loan customers. The business loans usually expire in less than one year and the home equity lines generally expire in 15 years.

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $5.4 million at December 31, 2011. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $0.8 million at December 31, 2011. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial real estate liens as collateral for such commitments, similar to other types of borrowings.

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

At December 31, 2011, the Company did not have any off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.

The table below summarizes the Company’s contractual obligations at December 31, 2011 (in thousands):

	Payments Due by Period (1)(2)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Time deposits	$364,166	281,984	66,643	15,162	377
Long-term debt	337,114	—	42,920	—	294,194
Operating lease obligations held for use	30,264	5,148	10,362	3,493	11,261
Operating lease obligations held for sublease	14,833	706	1,915	1,296	10,916
Pension obligation	19,318	1,587	3,349	3,799	10,583
Other obligations	11,200	3,200	6,400	1,600	—

Total contractual cash obligations	$776,895	292,625	131,589	25,350	327,331

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

The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2011. The payments represent the estimated benefit payments through 2021, the majority of which are anticipated to be funded through plan assets. The table does not include estimated benefit payments after 2022. The actuarial present value of the projected accumulated benefit obligation was $40.6 million at December 31, 2011. The plan was underfunded by $8.5 million as of December 31, 2011. The Company is required to fund plan deficits over a seven year period which would include a contribution of $0.7 million to the pension plan for the year ended December 31, 2012. The Company’s future cash contribution may increase or decrease depending on the performance of the plan assets and the increase or decrease of the projected benefit obligation in subsequent periods.

MD&A

(Financial Services)

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

BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2011, BankAtlantic was secondarily liable for $8.8 million of lease payments under leases that were assigned to third parties. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans.

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

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2011 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims. (Refer to note 19, Commitments and Contingencies, for disclosure on range of reasonably possible losses estimated for legal claims).

Dividends

In February 2009, the Parent Company elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. During the deferral period, the Parent Company is not permitted to pay dividends to its common shareholders. The Parent Company can end the TruPs deferral period by paying all accrued and unpaid interest; however, the Parent Company currently expects to continue to defer interest for the foreseeable future. Further, the availability of funds for dividend payments generally depends upon BankAtlantic’s ability to pay cash dividends to the Parent Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. Additionally, pursuant to the Orders, neither the Parent Company nor BankAtlantic are permitted to pay dividends without the prior written non-objection of the OCC Regional Director. The Parent Company does not expect to receive cash dividends from BankAtlantic or to pay dividends to its shareholders during 2012, or for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BFC

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk and interest rate risk.

Because BankAtlantic Bancorp and Bluegreen are consolidated in BFC’s financial statements, a significant change in the market price of the stock of those companies would not directly impact BFC’s financial results, but would likely have an effect on the market price of BFC’s Class A Common Stock and Class B Common Stock. The market price of BFC’s Class A Common Stock and Class B Common Stock, and the market prices of BankAtlantic Bancorp’s Class A Common Stock and Bluegreen’s Common Stock are important to the valuation and financing capability of BFC.

BFC currently owns an aggregate of 1,582,577 shares of Benihana’s Common Stock, representing an approximately 9% ownership and voting interest in Benihana. At December 31, 2011, the estimated fair value of our investment in Benihana’s Common Stock of approximately $16.2 million was based on the $10.23 per share closing price of Benihana’s Common Stock on the NASDAQ on December 30, 2011, the last trading day of the year ended December 31, 2011. A decline in the market price of Benihana’s Common Stock would have an adverse impact on BFC’s financial statements. In addition, the proceeds that BFC receives in the event it sells any of its shares of Benihana’s Common Stock will be dependent upon the market price of Benihana’s Common Stock at the time of the sale.

Woodbridge may be subject to interest rate risk on its long term debt. As of December 31, 2011, Woodbridge had variable interest rate debt of approximately $85.0 million. The variable interest rates are based upon the prevailing 3-month LIBOR rates. For variable rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant.

Bluegreen

Bluegreen believes that inflation and changing prices have had a material impact on its revenues and results of operations. Bluegreen has increased the sales prices of its VOIs periodically and has experienced increased construction and development costs from time to time during the last several years. Bluegreen may not be able to increase or maintain the current level of its sales prices, and increased construction costs may have a material adverse impact on its gross margin. In addition, to the extent that inflation in general or increased prices for its VOIs adversely impacts consumer demand, Bluegreen’s results of operations could be adversely impacted.

During 2011, Bluegreen’s total revenues and net assets denominated in a currency other than U.S. dollars represented approximately 3% of its consolidated revenues and less than 1% of its consolidated assets. Sales generated by Bluegreen Properties, N.V., Bluegreen’s subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to Bluegreen’s operations or net assets.

As of December 31, 2011, Bluegreen had fixed interest rate debt of approximately $394.1 million and floating interest rate debt of approximately $282.9 million. In addition, Bluegreen’s notes receivable were comprised of $614.6 million of fixed rate loans and $5.0 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase. If interest rates increased or decreased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be an annual increase or a decrease of approximately $3.0 million, based on December 31, 2011 balances. A similar change in interest rates would affect the total fair value of Bluegreen’s fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a significant change in interest rates, Bluegreen would likely attempt to take actions to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

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

BankAtlantic has developed a model using standard industry software to measure its interest rate risk. The model performs a sensitivity analysis that measures the effect on our net interest income of changes in interest rates. The model measures the impact that parallel interest rate shifts of 100 and 200 basis points would have on BankAtlantic’s net interest income over a 12 month period.

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

Management has made estimates of cash flow, prepayment, re-pricing and volume assumptions that it believes to be reasonable. Actual results will differ from the simulated results due to changes in interest rates that differ from the assumptions in the simulation model.

Certain assumptions by BankAtlantic Bancorp in assessing the interest rate risk during 2011 were utilized in preparing the following table. These assumptions related to:

•	Interest rates

•	Loan prepayment rates

•	Deposit decay rates

•	Re-pricing of certain borrowings

•	Reinvestment in earning assets.

The prepayment assumptions used in the model are:

•	Fixed rate mortgages 30%

•	Fixed rate securities 26%

•	Tax certificates 70%

•	Adjustable rate mortgages 16%

•	Adjustable rate securities 25%

Deposit runoff assumptions used in the model are as follows:

	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years
Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%

Presented below is an analysis of the BankAtlantic estimated net interest income over a twelve month period calculated utilizing BankAtlantic Bancorp’s model (dollars are in thousands):

As of December 31, 2011
Changes in Rate	Net Interest Income	Percent Change
+200 bp	$123,008	14.61%
+100 bp	114,027	6.24%
0	107,327	—
-100 bp	103,897	-3.20%
-200 bp	103,662	-3.41%

As of December 31, 2010
Changes in Rate	Net Interest Income	Percent Change
+200 bp	$155,248	7.18%
+100 bp	149,079	2.92%
0	144,845	0.00%
-100 bp	139,818	-3.47%
-200 bp	136,919	-5.47%

The Parent Company has $337.1million of outstanding junior subordinated debentures at December 31, 2011 of which $263.6 million bear interest at variable interest rates and adjust quarterly and $73.5 million bear interest at an 8.5% fixed rate. As of December 31, 2011, $304.2 million of the junior subordinated debentures are callable and $32.9 million become callable in 2012.

BankAtlantic’s residential loan portfolio includes interest-only loans. These loans are scheduled to re-price as follows (in thousands):

Year Ending December 31,	Amount (1)
2012	$49,121
2013	69,075
2014	29,462
2015	92,367
2016	94,200
Thereafter	48,192

Total interest only loans	$382,417

(1)	The above table assumes no prepayments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BFC FINANCIAL CORPORATION

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

    BFC Financial Corporation

In our opinion, based on our audits and the report of other auditors with respect to the December 31, 2011 and 2010 consolidated financial statements, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audit and the report of other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements or internal control over financial reporting of Bluegreen Corporation (“Bluegreen”), an approximately 54 percent-owned consolidated subsidiary of the Company at December 31, 2011 and 2010. The 2011 Bluegreen financial statements audited by other auditors were prepared on a “historical” basis (prior to purchase accounting adjustments from the November 2009 acquisition discussed in Note 3 to the financial statements) and reflect total assets of $1,096.8 million and total revenue of $403.4 million (subsequently adjusted by the Company to total assets of $1,054.4 million and total revenue of $402.8 million for the application and subsequent effect of purchase accounting adjustments). The 2010 Bluegreen financial statements audited by other auditors were prepared on a “historical” basis (prior to purchase accounting adjustments from the November 2009 acquisition) and reflect total assets of $1,255.9 million and total revenue of $350.2 million (subsequently adjusted by the Company to total assets of $1,195.8 million and total revenue of $323.2 million for the application and subsequent effect of purchase accounting adjustments). We audited the purchase accounting adjustments necessary to convert the “historical” basis financial statements of Bluegreen to the basis reflected in the Company’s consolidated financial statements. The financial statements and internal control over financial reporting of Bluegreen Corporation were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the historical amounts included for Bluegreen Corporation and as to the effectiveness of its internal control over financial reporting as of December 31, 2011, is based solely on the reports of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

As explained in Note 1, on November 1, 2011, BankAtlantic Bancorp, an approximately 53 percent-owned consolidated subsidiary of the Company at December 31, 2011, entered into a Stock Purchase Agreement (the “Agreement”) with an unaffiliated financial-holding company, which was amended on March 13, 2012. The Agreement provides for the sale of all of the shares of capital stock of BankAtlantic, BankAtlantic Bancorp’s wholly owned banking subsidiary. The transaction is anticipated to close during the second quarter of 2012, subject to regulatory approval and certain conditions in the Agreement.

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

March 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Bluegreen Corporation

We have audited the accompanying consolidated balance sheets of Bluegreen Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for its qualified special purpose entities associated with past securitization transactions as a result of the adoption of Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” and Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bluegreen Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

March 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Bluegreen Corporation

We have audited Bluegreen Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bluegreen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bluegreen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bluegreen Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 28, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

March 28, 2012

BFC Financial Corporation

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
Cash and due from other banks	$183,048	178,868
Interest bearing deposits in other banks	675,741	455,538
Restricted cash ($38,913 in 2011 and $41,243 in 2010 held by variable interest entities (“VIEs”)	62,727	62,249
Securities available for sale at fair value	62,803	465,020
Investment securities, at cost which approximates fair value	256	2,033
Tax certificates, net of allowance of $7,488 in 2011 and $8,811 in 2010	46,488	89,789
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	18,308	43,557
Loans held for sale	55,601	29,765
Loans receivable, net of allowance for loan losses of $129,887 in 2011 and $162,139 in 2010	2,442,236	3,009,721
Notes receivable, including gross securitized notes of $375,904 in 2011 and $420,274 in 2010, net of allowance of $73,260 in 2011 and $93,398 in 2010	517,836	574,969
Accrued interest receivable	18,432	22,010
Inventory	213,325	265,319
Real estate owned	87,174	74,488
Investments in unconsolidated affiliates	12,343	12,455
Properties and equipment, net	191,568	206,189
Goodwill	12,241	12,241
Intangible assets, net	72,804	78,918
Assets held for sale	—	37,334
Assets held for sale from discontinued operations	35,035	90,654
Prepaid Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment	12,715	22,008
Other assets	57,474	79,941

Total assets	$4,778,155	5,813,066

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$2,433,216	2,758,032
Non-interest bearing deposits	846,636	792,012
Deposits held for sale	—	341,146

Total deposits	3,279,852	3,891,190
Advances from FHLB	—	170,000
Securities sold under agreements to repurchase	—	21,524
Other short term borrowings	—	1,240
Receivable-backed notes payable, (including $385,140 in 2011 and $459,030 in 2010 held by VIEs	478,098	569,214
Notes and mortgage notes payable and other borrowings	108,533	228,184
Junior subordinated debentures	477,316	461,568
Deferred income taxes	24,645	28,663
Deferred gain on settlement of investment in subsidiary	29,875	11,305
Liabilities related to assets held for sale from discontinued operations	11,156	11,387
Other liabilities	174,634	186,634

Total liabilities	4,584,109	5,580,909

Commitments and contingencies (See Note 23)

Preferred stock of $.01 par value; authorized - 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock - $.01 par value; authorized 15,000 shares issued and outstanding 15,000 shares with redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares; issued and outstanding 70,274,972 in 2011 and 68,521,497 in 2010	703	685
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,859,751 in 2011 and 6,859,751 in 2010	69	69
Additional paid-in capital	232,705	230,748
Accumulated deficit	(100,873)	(88,853)
Accumulated other comprehensive (loss) income	(12,863)	223

Total BFC Financial Corporation (“BFC”) shareholders’ equity	119,741	142,872
Noncontrolling interests	63,276	78,256

Total equity	183,017	221,128

Total liabilities and equity	$4,778,155	5,813,066

See Notes to Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues
Real Estate and Other:
Sales of VOIs and real estate	$169,998	167,306	24,267
Other resorts fee-based revenue	70,985	65,979	5,073
Fee based sales commission and other revenues	74,421	55,524	7,852
Interest income	88,125	93,613	12,182

	403,529	382,422	49,374

Financial Services:
Interest income	143,819	178,735	225,762
Service charges on deposits	42,608	59,844	75,739
Other service charges and fees	26,404	30,140	29,542
Securities activities, net	5,435	2,864	11,180
Gain on sale of Tampa branches	38,603	—	—
Other non-interest income	14,002	12,613	11,864

	270,871	284,196	354,087

Total revenues	674,400	666,618	403,461

Costs and Expenses
Real Estate and Other:
Cost of sales of VOIs and real estate	27,058	43,094	106,873
Cost of sales of other resort operations	52,094	46,863	3,538
Interest expense	62,582	80,101	16,690
Selling, general and administrative expenses	215,254	226,753	62,977
Impairment of goodwill	—	—	2,001
Other expenses	1,304	2,839	2,148

	358,292	399,650	194,227

Financial Services:
Interest expense	31,382	39,665	74,852
Provision for loan losses	71,638	144,361	232,658
Employee compensation and benefits	73,047	93,950	108,245
Occupancy and equipment	44,152	53,589	58,576
Advertising and promotion	6,413	8,598	8,646
Check losses	2,066	2,421	4,188
Professional fees	16,209	20,438	14,629
Supplies and postage	3,316	3,954	4,173
Telecommunication	1,600	2,533	2,481
Cost associated with debt redemption	1,125	60	7,463
Provision for tax certificates	2,783	4,552	3,388
Lease termination costs	(1,211)	3,601	2,156
Employee termination costs	(192)	3,971	2,024
Impairment of loans held for sale	3,794	—	—
Impairment of assets held for sale	—	4,469	—
Impairment of goodwill	—	—	8,541
Impairment of real estate owned	14,215	6,830	4,124
FDIC deposit insurance assessment	9,591	10,148	10,990
Other expenses	16,952	23,716	26,333

	296,880	426,856	573,467

Total costs and expenses	655,172	826,506	767,694

(CONTINUED)

See Notes to Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Gain on bargain purchase of investment in Bluegreen	$—	—	182,849
Gain (loss) on settlement of investment in subsidiary	10,690	(977)	29,679
Gain on extinguishment of debt	11,625	13,049	—
Equity in (loss) earnings from unconsolidated affiliates	1,256	(851)	33,381
Impairment of unconsolidated affiliates	—	—	(31,181)
Impairment of other investments	—	—	(2,396)
Investment gains	—	—	6,654
Other income	1,837	2,687	3,104

Income (loss) from continuing operations before income taxes	44,636	(145,980)	(142,143)
Less: Provision (benefit) for income taxes	20,957	9,215	(67,500)

Income (loss) from continuing operations	23,679	(155,195)	(74,643)
Loss from discontinued operations, less income tax benefit of $21,591, $9,110 and $1,400 for 2011, 2010 and 2009, respectively	(43,185)	(24,992)	(18,689)

Net loss	(19,506)	(180,187)	(93,332)
Less: Net loss attributable to noncontrolling interests	(8,236)	(76,339)	(120,611)

Net (loss) income attributable to BFC	(11,270)	(103,848)	27,279
Preferred stock dividends	(750)	(750)	(750)

Net (loss) income allocable to common stock	$(12,020)	(104,598)	26,529

Basic and Diluted (Loss) Earnings Per Common Share
Attributable to BFC (Note 34):
Basic (Loss) Earnings Per Common Share
Earnings (loss) per share from continuing operations	$0.15	(1.20)	0.80
Loss per share from discontinued operations	(0.31)	(0.19)	(0.33)

Net (loss) income per common share	$(0.16)	(1.39)	0.47

Diluted (Loss) Earnings Per Common Share
Earnings (loss) per share from continuing operations	$0.15	(1.20)	0.80
Loss per share from discontinued operations	(0.31)	(0.19)	(0.33)

Net (loss) income per common share	$(0.16)	(1.39)	0.47

Basic weighted average number of common shares outstanding	75,790	75,379	57,235

Diluted weighted average number of common and common equivalent shares outstanding	75,898	75,379	57,235

Amounts attributable to BFC common shareholders:
Income (loss) from continuing operations, net of tax	$11,351	(90,181)	45,901
Loss from discontinued operations, net of tax	(23,371)	(14,417)	(19,372)

Net (loss) income	$(12,020)	(104,598)	26,529

See Notes to Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Net loss	$(19,506)	(180,187)	(93,332)

Other comprehensive (loss) income , net of tax:
Unrealized (loss) gains on securities available for sale	(5,740)	4,340	13,876
Provision for income taxes	—	1,310	555

Unrealized (loss) gains on securities available for sale, net of tax	(5,740)	3,030	13,321

Net change from defined benefit plan	(5,464)	1,655	7,765
Provision for income taxes	—	—	2,222

Net change from defined benefit plan, net of tax	(5,464)	1,655	5,543

Unrealized losses associated with retained interests in notes receivables sold	—	—	(1,513)
Benefit for income taxes	—	—	(588)

Unrealized losses associated with retained interests in notes receivables sold, net of tax	—	—	(925)

Unrealized gains associated with investment in unconsolidated affiliates	—	—	29
Provision for income taxes	—	—	—

Unrealized gains associated with investment in unconsolidated affiliates, net of tax	—	—	29

Reclassification adjustments:
Realized net periodic pension costs	(1,111)	(1,356)	(2,005)
Net realized loss on securities available for sale	(7,448)	(3,296)	(12,435)

Reclassification adjustments	(8,559)	(4,652)	(14,440)

Other comprehensive (loss) income, net of tax	(19,763)	33	3,528

Comprehensive loss	(39,269)	(180,154)	(89,804)
Less: Comprehensive loss attributable to noncontrolling interest	(14,913)	(77,375)	(117,610)

Total comprehensive (loss) income attributable to BFC	$(24,356)	(102,779)	27,806

See Notes to Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2011

(In thousands)

	Shares of Common Stock Outstanding
	Class A	Class B	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total BFC Shareholders’ Equity	Non- controlling Interest in Subsidiaries	Total Equity
Balance, December 31, 2008	38,254	6,875	382	69	123,562	(8,848)	(2,298)	112,867	262,554	375,421
Net income (loss)	—	—	—	—	—	27,279	—	27,279	(120,611)	(93,332)
Noncontrolling interests from acquisitions	—	—	—	—	—	—	—	—	71,344	71,344
Other comprehensive income, net of taxes	—	—	—	—	—	—	527	527	3,001	3,528
Merger transaction (Note 3)	30,246	—	303	—	94,676	—	—	94,979	(99,583)	(4,604)
Transfer of shares of Common Stock	21	(21)	—	—	—	—	—	—	—	—
Pro rata share of the cumulative effect of accounting changes recognized by Bluegreen on retained interests in notes receivable sold	—	—	—	—	—	485	—	485	1,575	2,060
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	8,333	—	—	8,333	—	8,333
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	41,032	41,032
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(750)	—	(750)	—	(750)
Share-based compensation related to stock options and restricted stock	—	—	—	—	1,363	—	—	1,363	—	1,363

Balance, December 31, 2009	68,521	6,854	$685	$69	$227,934	$18,166	$(1,771)	$245,083	$159,312	$404,395
Cumulative effect of change								—		—
in accounting principle (Note 4)	—	—	—	—	—	(2,421)	925	(1,496)	(1,073)	(2,569)

Balance beginning of year, as adjusted			$685	$69	$227,934	$15,745	$(846)	$243,587	$158,239	$401,826
Net loss	—	—	—	—	—	(103,848)	—	(103,848)	(76,339)	(180,187)
Other comprehensive income (loss)	—	—	—	—	—	—	1,069	1,069	(1,036)	33
Issuance of Class B Common Stock from exercise of options	—	6	—	—	2	—	—	2	—	2
Net effect of
subsidiaries’ capital
transactions attributable to BFC	—	—	—	—	1,760	—	—	1,760	—	1,760
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	(2,608)	(2,608)
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(750)	—	(750)	—	(750)
Share-based compensation related to stock options	—	—	—	—	1,052	—	—	1,052	—	1,052

Balance, December 31, 2010	68,521	6,860	$685	$69	$230,748	$(88,853)	$223	$142,872	$78,256	$221,128
Net loss	—	—	—	—	—	(11,270)	—	(11,270)	(8,236)	(19,506)
Other comprehensive loss	—	—	—	—	—	—	(13,086)	(13,086)	(6,677)	(19,763)
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	1,453	—	—	1,453	—	1,453
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	(67)	(67)
Issuance of restricted Class A Common Stock	1,754	—	18	—	(18)	—	—	—		—
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(750)	—	(750)	—	(750)
Share-based compensation	—	—	—	—	522	—	—	522	—	522

Balance, December 31, 2011	70,275	6,860	$703	$69	$232,705	$(100,873)	$(12,863)	$119,741	$63,276	$183,017

See Notes to Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(19,506)	(180,187)	(93,332)
Adjustment to reconcile net loss to net cash provided by operating activities:
Provision for loan valuation allowances for loan losses, REO and tax certificates, net	88,637	155,743	240,169
Provision for notes receivable allowances	23,686	46,059	3,986
Restructuring charges, impairments and exit activities	2,991	14,645	9,209
Realized gain on extinguishment of debt	(11,625)	(13,049)	—
Depreciation, amortization and accretion, net	16,653	7,447	24,016
Share-based compensation expense	5,643	5,082	4,724
Securities activities, net	(5,492)	(2,864)	(17,834)
Net (gains) losses on sales of real estate owned, real estate, loans held for sale and office properties and equipment	(5,792)	(325)	(515)
Gain on sale of BankAtlantic Tampa branches	(38,603)	—	—
Stifel stock received as earn-out consideration pursuant to the Ryan Beck sales agreement	—	—	(8,589)
Gain on bargain purchase of Bluegreen	—	—	(182,849)
(Gain) loss on settlement of investment in Woodbridge’s subsidiary	(10,690)	977	(29,679)
Originations of loans held for sale, net	(3,961)	(49,593)	(74,764)
Proceeds from sales of loans held for sale	19,495	52,678	74,325
Equity in (earnings ) loss from unconsolidated affiliates	(1,256)	851	(33,381)
Impairment of unconsolidated affiliates	—	—	31,181
Impairment of investments	—	—	2,396
Impairment of assets held for sale	55,120	—	—
Impairment of real estate inventory and long lived assets	622	36,553	114,910
Impairment of goodwill	—	—	10,542
(Increase) decrease in deferred income tax (benefit) provision	(4,374)	(875)	869
Deferred interest on junior subordinated debentures	14,729	14,051	14,139
Interest accretion on retained interests in notes receivable sold	—	—	2,065
Net costs associated with debt redemption	1,125	60	7,463
Decrease (increase) in inventory	21,235	23,975	(2,610)
Decrease in accrued interest receivable	3,578	10,269	9,538
Decrease (increase) in other assets	26,583	73,062	(89,628)
Decrease in notes receivable	48,723	64,604	3,431
(Decrease) increase in other liabilities	(7,266)	10,239	(13,259)

Net cash provided by operating activities	220,255	269,402	6,523

(CONTINUED)

See Notes to Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Investing activities:
Proceeds from redemption and maturity of tax certificates	$62,051	118,471	228,522
Purchase of tax certificates	(21,887)	(102,118)	(125,228)
Proceeds from the maturities of interest bearing deposits	39,905	—	—
Investment in interest bearing deposits	—	(45,560)	—
Proceeds from sales of securities available for sale	104,239	93,361	341,426
Proceeds from maturities of securities available for sale	301,512	192,233	146,543
Purchase of securities available for sale	(9,926)	(393,610)	(91,141)
Decrease (increase) in restricted cash	(526)	(2,545)	19,519
Cash paid in settlement of subsidiary’s bankruptcy	—	—	(12,430)
Purchases of FHLB stock	—	—	(2,295)
Redemption of FHLB stock	25,249	5,194	8,151
Investments in unconsolidated affiliates	—	—	(1,629)
Distributions from unconsolidated affiliates	296	85	334
Net repayments of loans	366,560	382,759	351,811
Proceeds from the sale of loans receivable	35,414	59,697	14,483
Additions to real estate owned and held for development	(312)	(970)	(1,373)
Proceeds from sales of real estate owned	35,325	26,924	6,073
Proceeds from sales of property and equipment	1,307	75,306	9,555
Purchases of office property and equipment, net	(5,425)	(797)	(5,121)
Deconsolidation of subsidiary’s cash balance	(298)	(1,267)	—
Net cash outflow from sale of BankAtlantic Tampa branches	(251,405)	—	—
Net cash from consolidation of Bluegreen	—	—	28,682
Acquisition of Pizza Fusion	—	—	3,000

Net cash provided by investing activities	682,079	407,163	918,882

Financing activities:
Net (decrease) increase in deposits	(288,124)	(57,628)	29,022
Prepayments of FHLB advances	(40,020)	(2,061)	(1,159,463)
Net (repayments) proceeds of FHLB advances	(130,000)	(110,000)	467,000
Net decrease in securities sold under agreements to repurchase	(21,524)	(2,944)	(16,919)
Net decrease in short term borrowings and federal funds purchased	(1,240)	(1,563)	(235,536)
Prepayment of bonds payable	—	(661)	—
Repayment of notes, mortgage notes and bonds payable	(208,079)	(408,747)	(26,377)
Proceeds from notes, mortgage notes and bonds payable	56,647	198,503	10,576
Payments for debt issuance costs	(1,659)	(7,066)	(1,167)
Proceeds from the exercise of stock options	—	2	—
Preferred stock dividends paid	(563)	(750)	(750)
Purchase and retirement of Woodbridge’s common stock	—	—	(13)
Proceeds from issuance of subsidiaries’ Class A common stock from non-BFC shareholders, net of issuance costs	1,000	5,857	45,563
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	—	—	(198)
Distributions to non-controlling interest	(4,485)	(10,891)	—

Net cash used in financing activities	(638,047)	(397,949)	(888,262)

Increase in cash and cash equivalents	264,287	278,616	37,143
Cash and cash equivalents at beginning of period	588,846	316,080	278,937
Cash and cash equivalents held for sale	—	(5,850)	—

Cash and cash equivalents at end of period (a)	$853,133	588,846	316,080

(a)	Included in interest bearing deposits in other banks as of December 31, 2011 and 2010 was $5.7 million and $45.6 million, respectively, of time deposits. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

(CONTINUED)

See Notes to Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Supplemental cash flow information:
Interest paid on borrowings and deposits	$72,587	97,866	86,170
Income taxes paid	2,789	1,738	433
Income tax refunded	(10,770)	(61,044)	(2,812)
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	54,903	61,276	35,914
Loans receivable transferred to loans held-for-sale	78,452	27,928	—
BFC and Woodbridge merger related transactions (see Note 3):
Increase in other liabilities	—	—	4,604
Increase in BFC’s Class A Common Stock	—	—	303
Increase in additional paid-in capital	—	—	94,676
Decrease in BFC’s non-controlling interest in Woodbridge	—	—	(99,583)
Long-lived assets held-for-use transferred to assets held for sale	—	2,842	—
Long-lived assets held-for-sale transferred to assets held for use	—	1,239	—
Inventory acquired through financing	—	13,200	—
Securities purchased pending settlement	—	—	2,018
(Decrease) increase in BFC accumulated other comprehensive income, net of taxes	(13,086)	1,069	527
Net increase in BFC shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	1,453	1,760	8,333
Net decrease in equity resulting from cumulative effect of change in accounting principle (See Note 4)	—	(2,569)	—
Net increase in equity resulting from the cumulative effect of accounting changes recognized by Bluegreen on retained interests in notes receivable sold	—	—	2,060

See Notes to Consolidated Financial Statements.

BFC Financial Corporation

Notes to Consolidated Financial Statements

1.	Business and Summary of Significant Accounting Policies

Basis of Financial Statement Presentation - BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include controlling interests in BankAtlantic Bancorp, Inc. and its subsidiaries (“BankAtlantic Bancorp”), and Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana, Inc. (“Benihana”). BFC also holds interests in other investments and subsidiaries, as described herein. As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is currently a “unitary savings and loan holding company” subject to examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve” or “FRB”). Effective July 21, 2011, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve succeeded to the supervisory authority previously held by the Office of Thrift Supervision (“OTS”).

The Company’s business activities currently consist of (i) Real Estate and Other Activities and (ii) Financial Services. We currently report the results of our business activities through five segments. Three of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts. Our other two segments – BankAtlantic and BankAtlantic Bancorp Parent Company – relate to our Financial Services business activities and include BankAtlantic Bancorp’s results of operations. Prior to June 30, 2011, our Real Estate and Other business activities included a fourth reporting segment, Bluegreen Communities. As described herein, Bluegreen Communities has ceased to be a separate reporting segment and is accounted for as a discontinued operation for all periods subsequent to November 16, 2009, the date on which we acquired a controlling interest in Bluegreen, as a result of the determination made by Bluegreen’s board of directors on June 30, 2011 to seek to sell Bluegreen Communities, or all or substantially all of its assets, and the Purchase and Sale Agreement subsequently entered into with respect to substantially all of the assets which comprise Bluegreen Communities. Any references to Bluegreen’s results of operations in 2009 includes only 45 days of activity for Bluegreen relating to the period from November 16, 2009, the date of the share purchase, through December 31, 2009 (the “Bluegreen Interim Period”). Discontinued operations for each of the years ended December 31, 2009, 2010 and 2011 include Cypress Creek Holdings, and Core Communities for each of the years ended December 31, 2009 and 2010. See Note 5 for further information regarding discontinued operations.

As a holding company with controlling positions in BankAtlantic Bancorp and Bluegreen, generally accepted accounting principles (“GAAP”) require the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Bluegreen as well as other consolidated entities, including our wholly owned subsidiary, Woodbridge Holdings LLC, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2011, BFC had an approximately 53% ownership interest and 75% voting interest in BankAtlantic Bancorp. In addition, BFC currently directly or indirectly owns approximately 54% of the outstanding shares of Bluegreen’s common stock.

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen. Pursuant to the terms of the merger agreement, if the merger is consummated, Bluegreen will become a wholly-owned subsidiary of BFC, and Bluegreen’s shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they hold at the effective time of the merger (as adjusted in connection with the reverse stock split expected to be effected by BFC immediately prior to the consummation of the merger). The merger agreement contains representations, warranties and covenants on the part of BFC and Bluegreen which are believed to be customary for transactions of this type. Consummation of the merger is subject to a number of closing conditions, including the approval of both BFC’s and Bluegreen’s shareholders, the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger and the absence of any legal restraints or prohibitions preventing the completion of the merger or litigation or other proceeding seeking to enjoin or prohibit the merger. Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate were filed. See Note 23 for further information regarding this litigation. The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger.

BFC Financial Corporation

Notes to Consolidated Financial Statements

As previously disclosed, the Board of Directors of Bluegreen made a determination during June 2011 to seek to sell Bluegreen Communities, or all or substantially all of its assets. As a consequence, Bluegreen Communities is accounted for in the accompanying financial statements as a discontinued operation for all periods subsequent to November 16, 2009, the date we obtained a controlling interest in Bluegreen. On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of Bluegreen’s subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio, and Bluegreen or its subsidiaries will generally remain responsible for commitments and liabilities relating to previously completed developments and assets not sold to Southstar. The agreement, as amended, provides for the transaction to be consummated no later than April 30, 2012. However, closing of the transaction remains subject to customary closing conditions, including the performance by the parties of their respective obligations under the agreement. See Note 5 for additional information.

On November 1, 2011, BankAtlantic Bancorp, at its parent company level (sometimes referred to herein as “BankAtlantic Bancorp Parent Company”) entered into a definitive agreement (“Agreement”) to sell BankAtlantic, to BB&T Corporation (“BB&T”).

Under the terms and conditions of the Agreement, as entered into on November 1, 2011, BankAtlantic was to distribute to BankAtlantic Bancorp Parent Company a wholly owned subsidiary, Retained Assets, LLC, into which it would contribute certain performing and non-performing loans and tax certificates, real estate owned and related reserves as well as previously written off assets identified in the Agreement. Further, the Agreement, as entered into on November 1, 2011, required BankAtlantic Bancorp Parent Company fund amounts necessary to pay the outstanding deferred interest on BankAtlantic Bancorp Parent Company trust preferred securities (“TruPs”) through closing, but did not provide for the assumption by BB&T of any obligations with respect to BankAtlantic Bancorp Parent Company’s outstanding TruPs.

Following the initial announcement of the Agreement on November 1, 2011, purported holders of direct or indirect interests in TruPs filed an action in the Court of Chancery of the State of Delaware, and certain of the trustees under the indentures underlying the TruPs sent notices of default or joined in the action, seeking a declaration that the transaction contemplated by the November 1, 2011 Agreement violated certain covenants contained in the TruPs indentures and that the assumption of the TruPs by BB&T was required. On February 27, 2012, the Court of Chancery of the State of Delaware entered an injunction prohibiting the sale of BankAtlantic pursuant to the terms of the November 1, 2011 Agreement.

Following the entry of the injunction, BankAtlantic Bancorp Parent Company and BB&T entered into negotiations to revise the terms of the Agreement to provide for BB&T’s assumption of the TruPs. On March 13, 2012, BankAtlantic Bancorp Parent Company and BB&T entered into an amendment to the Agreement (“Amendment” or “Transaction”) pursuant to which, among other things, BB&T agreed to assume approximately $285 million in principal amount of outstanding TruPs. BankAtlantic Bancorp Parent Company remained obligated to pay at the closing of the transaction all interest accrued on the TruPs through closing, and agreed to pay or escrow certain legal fees and expenses with respect to the TruPs-related litigation.

Based on BB&T’s assumption of BankAtlantic Bancorp Parent Company’s outstanding TruPs obligations, BB&T and BankAtlantic Bancorp agreed in the Amendment that certain of those assets originally contemplated to be distributed to the BankAtlantic Bancorp Parent Company in Retained Assets, LLC will now be distributed to another limited liability company, Newco, LLC, and that the balance of the assets, commercial nonaccrual loans and real estate owned will be distributed to BankAtlantic Bancorp Parent Company in Retained Assets, LLC. Under the Amendment, immediately prior to the closing, BankAtlantic will contribute to Newco, LLC assets identified in the Agreement which are now held by BankAtlantic. At closing BB&T will receive a 95% preferred interest in Newco LLC, which it will continue to hold until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR plus 200 basis points per annum. At

BFC Financial Corporation

Notes to Consolidated Financial Statements

that time, BB&T’s interest in Newco, LLC will terminate, and BankAtlantic Bancorp Parent Company, which will initially hold a 5% preferred interest in the cash flows of Newco, LLC will thereafter be entitled to any and all residual cash flows. The assets held by Newco, LLC are expected to be monetized over a period of up to seven years. Under the Amendment, BankAtlantic Bancorp Parent Company agreed to provide BB&T with an unsecured guarantee of up to $35 million to further ensure the recovery within seven years of BB&T’s $285 million preference amount.

The cash consideration to be exchanged at the closing of the Transaction under the Agreement will reflect a deposit premium to the closing net asset value of BankAtlantic. The estimated premium represents 10.32% of non-CD average deposits based on the average daily closing balance of non-CD deposits during the ten business day period ending on the business day immediately preceding the closing, provided that the premium will not exceed $315.9 million. At the closing, the sum of the premium and the net asset value of BankAtlantic, as calculated pursuant to the terms of the Agreement as of the closing after giving effect to the Retained Asset, LLC and Newco, LLC distributions, is to be paid in cash. If the sum is a positive number, it is to be paid by BB&T to BankAtlantic Bancorp Parent Company. If the sum is a negative number, it is to be paid by BankAtlantic Bancorp Parent Company to BB&T.

The Transaction is anticipated to close during the second quarter of 2012, subject to regulatory approval and certain conditions in the agreement. Upon consummation of the Transaction, BankAtlantic Bancorp will remove from its consolidated statement of financial condition all of the net assets transferred to BB&T in connection with the Transaction and record a gain. The net assets transferred to BB&T were accounted for as assets held and used as of December 31, 2011 as the Delaware Court enjoined the original Agreement and the Amendment was a significant change to the original Agreement. As a result of the Amendment executed in March 2012 and the expected closing of the transaction in the second quarter of 2012, the net assets to be sold to BB&T will be accounted for as assets held-for-sale beginning in the first quarter of 2012. Accordingly, beginning in the first quarter of 2012, certain of BankAtlantic Bancorp’s historical operating results will be presented as discontinued operations in BankAtlantic Bancorp’s consolidated statement of operations.

The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.

Consolidation Policy - The consolidated financial statements include the accounts of all the Company’s wholly-owned subsidiaries, as well as its controlled subsidiaries, including BankAtlantic Bancorp and Bluegreen, and other entities in which the Company and its subsidiaries hold controlling financial interests and variable interest entities (“VIEs”) if the Company is deemed the primary beneficiary of the entity. All significant inter-company accounts and transactions have been eliminated among consolidated entities.

The results of operations of Bluegreen have been consolidated since November 16, 2009, the date of the additional share acquisition described above and in Note 3. The Company consolidates all of Bluegreen’s wholly-owned subsidiaries and entities in which Bluegreen holds a controlling financial interest. The Company also consolidates Bluegreen’s non-wholly owned subsidiary, Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as Bluegreen holds a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, has an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and has majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee.

Use of Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the fair value of assets and liabilities acquired in business combinations, the allowance for loan losses, evaluation of goodwill, evaluation of intangible and long-lived assets for impairment, valuation of securities, evaluation of securities for impairment and other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, revenue recognition on percent complete projects, the evaluation of real estate assets for impairment, estimated costs to complete construction, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, contingencies and litigation, and accounting for share-based compensation.

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2011.

Correction of Sales Discount Classification - Bluegreen identified an error related to classification in the consolidated statements of operations of a certain sales discount. Bluegreen determined that in accounting for such discount, it did not properly classify the discount as a reduction to sales of real estate but instead included such amount as a component of selling, general and administrative expenses. This error did not impact net income (loss) for any

BFC Financial Corporation

Notes to Consolidated Financial Statements

period. The Company has revised the consolidated statement of operations for the year ended December 31, 2010 by reducing both sales of real estate and selling, general and administrative expenses by $2.1 million and was not material for the Bluegreen Interim Period.

Cash and Cash Equivalents - Cash equivalents consist of cash, demand deposits at financial institutions (other than BankAtlantic), federal funds sold, Federal Reserve balances, money market funds and other short-term investments with original maturities at the date of purchase of 90 days or less. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days. Cash and cash equivalents are held at various financial institutions located throughout the United States, Canada and Aruba and exceed federally insured amounts. The periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits are performed to evaluate and mitigate, if necessary, credit risk. Included in interest bearing deposits in other banks as of December 31, 2011 and 2010 was $5.7 million and $45.6 million, respectively, of time deposits with other banks. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

Restricted Cash - Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale contracts, home sales and other agreements and include customer deposits held in escrow accounts. Restricted funds may be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries.

Investment Securities and Securities Available for Sale - The Company designates its securities as held to maturity, available for sale, or trading, depending on the Company’s intent with regard to its investments at the time of purchase. Debt securities that management has both the intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts.

Debt securities not held to maturity and marketable equity securities not accounted for under the equity method of accounting are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, resulting from changes in fair value are recorded as a component of other comprehensive income (loss).

Declines in the value of individual equity securities that are considered other than temporary result in write-downs of the securities to their fair value and the write-downs are included in the consolidated statements of operations. Declines in debt securities held to maturity and available for sale that are considered other than temporary result in write-downs when it is more likely than not the Company will sell the securities before it recovers its cost. If the Company does not intend to sell an impaired debt security but does not expect to recover its cost, the Company determines whether a credit loss exists. If a credit loss is deemed to exist, it is recognized in the consolidated statements of operations and any remaining impairment is recognized in other comprehensive income. The review for other-than-temporary declines takes into account the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer.

Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses resulting from such fair value adjustments and from recording the results of sales are recorded in the consolidated statements of operations as securities activities, net.

Equity securities that do not have readily determinable fair values are carried at historical cost. These securities are evaluated for other-than-temporary declines in value and, if impaired, the historical cost of the securities is reduced to its estimated fair value and the impairment is recognized in the consolidated statements of operations.

Interest on securities, including the amortization of premiums and the accretion of discounts, is reported in interest income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method.

Financial instruments and derivatives - All derivatives are recognized on the consolidated statement of financial condition at their fair value with realized and unrealized gains and losses resulting from fair value adjustments recorded in securities activities, net in the consolidated statement of operations. There was $0 and $24,000 of derivatives outstanding as of each December 31, 2011 and 2010.

BFC Financial Corporation

Notes to Consolidated Financial Statements

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

Allowance for Tax Certificate Losses - The allowance represents management’s estimate of incurred losses in the portfolio that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values.

Loans Receivable - Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.

Allowance for Loan Losses - The allowance for loan losses reflects management’s reasonable estimate of probable credit losses inherent in the loan portfolio based on management’s evaluation of credit risk as of period end. Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.

The allowance consists of two components. The first component of the allowance is for loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of criticized loans for commercial real estate, commercial non-real estate and small business loans. The evaluation of commercial real estate, commercial non-real estate and small business loans is part of the on-going monitoring of loan portfolio credit quality and management assigns these loans a risk classification. There are seven risk classifications in the “Pass” loan categories and there are four classifications in the criticized loan categories which are defined based on regulatory guidelines. Management evaluates criticized commercial real estate, commercial non-real estate and small business loans greater than $1.0 million for impairment quarterly. Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific valuation allowance needs to be assigned to the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Loans determined to be collateral dependent are measured based on the fair value of the collateral less cost to sell. Consumer and residential loans past due 120 days or more are also evaluated individually for impairment to determine if a specific valuation allowance needs to be assigned to the loan by comparing the carrying amount to the estimated fair value of the loan’s collateral less cost to sell.

The second component of the allowance is for groups of loans with common characteristics that are evaluated in loan pools to estimate the inherent losses in the portfolio. Management segregates loans into segments with certain common characteristics so as to form a basis for estimating losses as it relates to the segment. The loan portfolio has the following loan segments: residential, consumer, commercial non-real estate, commercial real estate, and small business loans. The loss experience for each loan segment was derived by calculating a charge-off history by loan segment adjusted by an expected recovery rate. Based on the nature of each portfolio, a time frame is selected for the charge-off history in order to estimate the inherent loss in each segment. The loss factor that was calculated from the charge-off history by loan segment is adjusted by considering the following factors: delinquency and charge-off levels and trends, non-accrual levels and trends, lending policy and underwriting procedures, nature and volume of portfolio, economic and business conditions, concentration of credit, quality of loan review system and external factors. Based on an analysis of the above factors, management may adjust the historical loss experience up or down to reflect current conditions that differ from the conditions that existed during the historical loss experience time frame.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Non-accrual and past due loans - Loans are considered past due if the required principal and interest has not been received based on the contractual terms of the loan. Loans are generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. Commercial and small business loans may be placed on non-accrual status sooner due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the loan-to-value ratio of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, a loan may be placed on non-accrual status even when payments of principal or interest are not currently in default. However, exceptions to this policy may occur if there exists well secured collateral and the loan is in the process of collection. When a loan is placed on non-accrual, all accrued interest is reversed against interest income. Interest income is recognized on non-accrual loans on a cash basis. Commercial and small business loans may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms. Residential and consumer loans are returned to accrual status when the loan becomes less than 90 days past due. Commercial and small business loans are charged-down if the collection of principal or interest is considered doubtful. Consumer and residential real estate loans that are 120 days past due are charged down or a specific valuation allowance is established based on the collateral’s fair value less estimated selling costs. Consumer non-mortgage loans that are 120 days or more past due are charged off.

Loans Held for Sale - Loans held for sale are reported at the lower of aggregate cost or estimated fair value. Loan origination fees, and related direct loan origination costs on loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale. Loans are classified as loans held for sale when management decides to originate loans for resale or sell loans that were acquired for sale. Transfers of loans from held-for-investment to held-for-sale classification are recorded at the lower of aggregate cost or estimated fair value at the transfer date.

Notes Receivable - Bluegreen’s notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. Notes receivable are generally written off as uncollectible when they have become approximately 120 days past due.

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

Acquired Notes Receivable - As part of the November 16, 2009 Bluegreen share acquisition, BFC was deemed under applicable accounting guidance to have acquired certain of Bluegreen’s assets, including a pool of notes receivable consisting principally of homogenous consumer timeshare loans originated by Bluegreen. Consistent with the accounting guidance, BFC has elected an accounting policy based on expected cash flows, which includes guidance on maintaining the integrity of a pool of multiple loans accounted for as a single asset. The loans have common risk characteristics as defined in the accounting guidance, Loans and Debt Securities with Deteriorated Credit Quality, including similar risk ratings, as defined and monitored by risk rating agencies, term, purpose and similar collateral type (VOIs). The Company evaluates the pool of loans accounted for as a single asset for indications of impairment. Purchased loans are considered to be impaired if it is not expected that all contractually required cash flows will be received due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Subsequent decreases to expected principal cash flows result in a charge to provision for credit losses and a corresponding increase to a valuation allowance included in the allowance for loan losses. Subsequent increases in expected principal cash flows result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. Changes in expected interest cash flows may result in reclassifications to or from the nonaccretable difference. Loan disposals, which may include receipt of payments in full from the borrower or foreclosure, result in the removal of the loan from the loan pool at its allocated carrying amount.

Retained Interest in Notes Receivable Sold - Bluegreen periodically sells notes receivable related to the sale of VOIs. In connection with such transactions, Bluegreen retains subordinated tranches and rights to excess interest spread which represent retained interests in the notes receivable sold. Prior to the adoption of Accounting Standards Update (“ASU”) 2009-17 on January 1, 2010, these retained interests were reported as assets and treated as available-for-sale investments and, accordingly, carried at fair value. Changes in the fair values of the retained interests in notes receivable sold considered temporary were included in Bluegreen’s shareholders’ equity as accumulated other comprehensive income, net of income taxes. The portion of other-than-temporary declines in fair value that represented credit losses were charged to operations.

Subsequent to the adoption of ASU 2009-17, Bluegreen consolidated special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance-sheet sales treatment and as a result, the retained interests were eliminated. See Note 4 for additional information related to the impact of the adoption of ASU 2009-17.

Real Estate Owned (“REO”) - REO is recorded at fair value, less estimated selling costs when acquired and subsequently at the lower of cost or estimated fair value. Impairments required at the time of acquisition are charged to the allowance for loan losses or allowance for tax certificates losses. Expenditures for capital improvements are generally capitalized. Valuation allowance adjustments are made to reflect any subsequent declines in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations.

Inventory - The Company’s inventory is primarily comprised of completed VOIs, VOIs under construction and land held for future vacation ownership development. Bluegreen carries its completed inventory at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes plus other costs incurred during construction, or (ii) estimated fair value, less costs to sell. VOI inventory and cost of sales are accounted for under the provisions of timeshare accounting rules, which define a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, Bluegreen does not relieve inventory for VOI cost of sales related to anticipated credit losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

Bluegreen periodically evaluates the recovery of the carrying amount of incomplete or undeveloped resort properties under the accounting guidelines for Property, Plant and Equipment, which provides guidance relating to the accounting for the impairment or disposal of long-lived assets.

Inventory also includes BankAtlantic Bancorp’s investment in land acquired for branch expansion that BankAtlantic Bancorp has committed to sell.

Assets Held for Sale from Discontinued Operations - As described above, the Purchase and Sale Agreement entered into between seven of Bluegreen’s subsidiaries and Southstar on October 12, 2011 provides for the sale to Southstar of substantially all of the assets, including inventory and fixed assets, related to Bluegreen Communities. Therefore, such assets are presented separately on the consolidated statements of financial condition as “assets held for sale from discontinued operations.” The carrying value of assets held for sale related to Bluegreen Communities is based on the fair value less estimated costs to sell. The fair value of these assets held for sale as of December 31, 2011 was derived from the sale price under the Purchase and Sale Agreement. During 2011, non-cash charges of $55.1 million were recorded to write down the value of Bluegreen Communities’ assets to estimated fair value less costs to sell.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The office building sold by Cypress Creek Holdings during January 2012, as described in Note 2, is also presented separately on the consolidated statements of financial condition as “assets held for sale from discontinued operations.” The carrying value of the office building is based on a discounted cash flow methodology.

Impairment of Long Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the full carrying amount of an asset may not be recoverable. In performing the review for impairment, the Company compares the expected undiscounted future cash flows to the carrying amount of the asset and records an impairment loss if the carrying amount exceeds the expected future cash flows based on the estimated discounted cash flows generated by the long-lived assets.

The assumptions developed and used by management to evaluate impairment are subjective and involve significant estimates, and are subject to increased volatility due to the uncertainty of the market environment. As a result, actual results could differ materially from management’s assumptions and estimates and may result in material inventory impairment charges in the future.

Long-lived assets to be abandoned are considered held and used until disposed. The carrying value of a long-lived asset to be abandoned is depreciated over its shortened depreciable life when the Company commits to a plan to abandon the asset before the end of its previously estimated useful life. An impairment loss is recognized at the date a long-lived asset is exchanged for a similar productive asset if the carrying amount of the asset exceeds its fair value. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less estimated selling costs. Depreciation (amortization) ceases with respect to long-lived assets upon their classification as assets held for sale.

Investments in Unconsolidated Affiliates - The Company follows the equity method of accounting to record its interests in entities in which it does not own the majority of the voting stock or otherwise hold a controlling financial interest and to record its investment in variable interest entities in which it is not the primary beneficiary. Under the equity method, the initial investment in the entity is recorded at cost and is subsequently adjusted to recognize the Company’s share of the entity’s earnings or losses. Distributions received and other-than temporary impairments reduce the carrying amount of the investment.

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

Properties and Equipment - Properties and equipment are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings, from 3 to 11 years for office equipment, furniture and fixtures and up to 39 years for golf course land improvements. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Interest expense associated with the construction of certain fixed assets is capitalized as incurred and relieved to expense through depreciation once the asset is put into use. Direct costs associated with development of internal-use software are capitalized and amortized over 3 to 5 years.

Expenditures for new properties, leasehold improvements and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Goodwill and Intangible Assets – Goodwill is recorded at the acquisition date of a business. Goodwill is tested for impairment at the reporting unit level annually or at interim periods if events occur subsequent to the annual test date that would suggest a possible decline in the fair value of the reporting unit. Goodwill testing is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment. This step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not necessary. If the fair value of the reporting unit is less than the carrying value, then the second step of the test is used to measure the amount of goodwill impairment, if any, in the reporting unit. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment charge is recorded for the excess. The implied goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.

Intangible assets consist of management contracts which are now included in our financial statements as a result of the November 16, 2009 acquisition of additional shares of Bluegreen’s common stock which gave us a controlling interest in Bluegreen. The management contracts have indefinite useful lives and are not amortized, but instead are reviewed for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. At December 31, 2011 and 2010, other intangible assets also consisted of core deposit intangible assets of approximately $8.2 million and $12.7 million, respectively, which were initially recorded at fair value and then amortized over the average life of the respective assets, ranging from 7 years to 10 years.

The Company evaluates the recovery of the carrying amount of its long-lived assets under applicable accounting guidance which requires that intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on at least an annual basis, or more frequently if events and circumstances indicate that assets may be impaired, and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The carrying value of these assets is dependent upon estimates of future earnings. If cash flows decrease significantly, intangible assets may be impaired and would be written down to their fair value. The estimates of useful lives and expected cash flows require the Company to make significant judgments regarding future periods that are subject to numerous factors, many of which may be beyond the Company’s control.

Revenue Recognition

In accordance with the requirements of the accounting guidance for real estate, Bluegreen recognizes revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectability of the receivable representing the remainder of the sales price is reasonably assured and Bluegreen has completed substantially all of its obligations with respect to any development related to the real estate sold. Bluegreen believes that it uses a reasonably reliable methodology to estimate the collectability of the receivables representing the remainder of the sales price of real estate sold. See further discussion of Bluegreen’s policies regarding the estimation of credit losses on its notes receivable above. Should Bluegreen’s estimates regarding the collectability of its receivables change adversely, it may have to defer the recognition of sales and its results of operations could be negatively impacted. Under timeshare accounting rules, the calculation of the adequacy of a buyer’s commitment for the sale of VOIs requires that cash received towards the purchase of Bluegreen’s VOIs be reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentive the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that Bluegreen provides to buyers of its VOIs may result in additional VOI sales being deferred or extend the period during which a sale is deferred, in which case its results of operations may be materially adversely impacted. As described above and in Note 5, the revenues of Bluegreen Communities, which include homesite sales, are included within the results of discontinued operations for the years ended December 31, 2011 and 2010 and the Bluegreen Interim Period in the accompanying Consolidated Statements of Operations.

In cases where all development has not been completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting. Should Bluegreen’s estimates of the total anticipated cost of completing any of its projects increase, it may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, which may materially and adversely impact its results of operations.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Under timeshare accounting rules, rental operations, including accommodations provided through the use of Bluegreen’s sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenue are expensed as incurred. Conversely, incremental revenue in excess of incremental carrying costs is recorded as a reduction to VOI inventory. Incremental carrying costs include costs that have been incurred by Bluegreen during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory. During the years ended December 31, 2011 and 2010, all of Bluegreen’s rental revenue and sampler revenue earned were recorded as an off-set to cost of other resort operations as such amounts were less than the incremental carrying cost.

Bluegreen also generates revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized when:
Fee-based sales commission	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has passed.

Resort Management and service fees	Management services are rendered. (1)

Resort title fees	Escrow amounts are released and title documents are completed.

Rental and Sampler program	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort operations”.

(1)

In connection with its management of the property owners associations, among other things, Bluegreen acts as agent for the property owner’s association to operate the resorts as provided under the management agreements. In certain cases, the personnel at the resorts are Bluegreen employees. The property owners’ association bears all of the economic costs of such personnel and generally pays Bluegreen in advance of, or simultaneously with, the payment of payroll. In accordance with the accounting guidance for reporting revenues gross versus net, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

The cost of other resort operations consists of the costs associated with the various revenues described above as well as developer subsidies and maintenance fees on Bluegreen’s unsold VOIs.

Deferred Income - Bluegreen defers VOI revenue, net of related selling expenses, for sales for which the legal rescission period has expired but the required revenue recognition criteria described above has not been met. Additionally, in connection with Bluegreen’s sampler programs, Bluegreen defers proceeds, net of direct incremental selling expenses, for guest stays not yet completed.

Deferred Financing Costs - Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense over the terms of the related financing arrangements.

Business Combinations - In December 2007, the Financial Accounting Standards Board (“FASB”) revised its authoritative guidance for business combinations which significantly changed the accounting for business combinations. Under this guidance, subject to limited exceptions, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, due diligence and transaction costs incurred in connection with a business combination are expensed as incurred, as opposed to being capitalized as part of the acquisition purchase price. This guidance also includes a substantial number of new disclosure requirements. The Company adopted this guidance on January 1, 2009.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The Company accounts for its acquisitions in accordance with the accounting guidance for business combinations. If the Company makes a “bargain purchase”, the Company recognizes a gain in the income statement on the acquisition date. A bargain purchase is a business combination in which the amounts of the identifiable net assets acquired and the liabilities assumed, as measured on the acquisition date in accordance with the accounting guidance for business combinations, exceeds the aggregate of (i) the consideration transferred, as measured in accordance with the accounting guidance, which generally requires acquisition date fair value; (ii) the fair value of any non-controlling interest in the acquiree, and (iii) in a business combination achieved in stages, the acquisition date fair value of the Company’s previously held equity interest in the acquiree. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The Company may utilize independent third parties to assist the Company in assessing market conditions when appropriate. The Company is also required to periodically review these judgments and estimates and adjust them accordingly. If conditions change from those expected, it is possible that the results could change in future periods. Certain identifiable intangible assets, such as management contracts, are not amortized, but instead are reviewed for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company accounted for the acquisition of a controlling interest in Bluegreen in November 2009 as a bargain purchase. Accordingly, judgments regarding the value of Bluegreen’s assets and liabilities as of the acquisition date have had, and may continue to have, a significant impact on the Company’s operating results.

Lease Termination Costs - Costs to terminate a lease contract before the end of its term are recognized and measured when the Company gives notice to the counterparty in accordance with the contract’s terms or has negotiated a termination of the contract with the counterparty. Contracts that have not been terminated and have no economic benefit to the Company are measured at fair value.

Advertising - Advertising expenditures are expensed as incurred.

Income Taxes - BFC and its subsidiaries in which it owns more than 80% of its outstanding equity file a consolidated U.S. federal and Florida income tax return. Other than Florida, the Company and its subsidiaries file separate state income tax returns for each jurisdiction. Subsidiaries in which the Company owns less than 80% of the outstanding equity are not included in the Company’s consolidated U.S. federal income tax return.

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

Noncontrolling Interests - In December 2007, the FASB issued guidance for noncontrolling interest and for the deconsolidation of a subsidiary. Specifically, this guidance requires that a noncontrolling interest (minority interest) be recognized as equity in the consolidated financial statements and itemized separately from the parent’s equity. This guidance also established accounting and reporting standards for the amount of consolidated net income attributable to the parent and to the noncontrolling interest and it also clarified that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance required that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the

BFC Financial Corporation

Notes to Consolidated Financial Statements

deconsolidation date. This guidance also included expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted this guidance on January 1, 2009. Noncontrolling interests reflect third parties’ ownership interests in entities that are consolidated and less than 100% owned.

Accounting for Loss Contingencies – Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Earnings (Loss) Per Share - Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) allocable to common stock (after deducting preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to acquire common shares of the Company were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options or restricted stock are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method, if dilutive. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share, but it also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock. The resulting net income (loss) amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive.

Stock-Based Compensation Plans - We account for stock-based compensation using the fair value method of expense recognition. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models may not provide a precise measure of the fair value of stock options. The fair value of non-vested restricted common stock awards is generally the market price of the Company’s common stock on the grant date. Compensation expense for stock options and non-vested restricted common stock is based on the fair value of the award on the measurement date, which is generally the grant date. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the awards.

Credit Risk Management - BankAtlantic Bancorp has segregated its loan portfolio into five segments in order to determine its allowance for loan losses. The five segments are commercial non-real estate, commercial real estate, residential, consumer and small business.

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

Commercial real estate loans that are not land loans or commercial residential loans are primarily underwritten based on the cash flow of the borrower’s business and secondarily based on the fair value of the underlying collateral. Commercial real estate lending typically involves higher loan balances and the repayment of these loans is generally largely dependent on the operation or sale of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans are adversely affected by downturns in the real estate markets or in the general economy where the property is located. The properties securing the commercial real estate portfolio are primarily located in Florida which increases the Company’s exposure to adverse economic events in Florida. BankAtlantic Bancorp monitors and evaluates commercial real estate loans based on collateral, risk grades and debt service coverage. Commercial land and commercial residential loans, which include builder land loans, land acquisition and development loans and land, acquisition, development and construction loans, are generally loans to developers and builders. These loans are generally underwritten based upon estimates of costs and value associated with the completed project and the repayment of these loans is often dependent on the success of the project. These loans are considered to have higher risks than other commercial real estate loans, as repayment is based on the success of the real estate project as opposed to established cash flows.

BFC Financial Corporation

Notes to Consolidated Financial Statements

BankAtlantic Bancorp’s residential loan portfolio consists primarily of purchased residential first mortgages that were originated by other financial institutions. BankAtlantic Bancorp purchased residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible future increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. Real estate values nationwide have significantly declined since these loans were originated exposing BankAtlantic Bancorp to elevated credit risk in this portfolio.

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

New Accounting Standards

Accounting Standards Update (“ASU”) Number 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). During April 2011, the FASB issued ASU 2011-02 which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (a “TDR”). Under ASU 2011-02, a modification of debt constitutes a TDR when the creditor, for economic reasons related to the debtor’s financial difficulties, grants a concession to the borrower. ASU 2011-02 provides guidance on determining whether a debtor is having financial difficulties and whether a creditor has granted a concession. The Company implemented ASU 2011-02 on July 1, 2011. The implementation of this new accounting guidance did not have a material impact on the Company’s financial statements.

ASU Number 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 clarify the FASB’s intent regarding the highest and best use valuation premise and also provide guidance on measuring the fair value of an instrument classified in shareholders’ equity, the treatment of premiums and discounts in fair value measurements and measuring fair value of financial instruments that are managed within a portfolio. ASU 2011-04 also expands the disclosure requirements related to fair value measurements, including a requirement to disclose valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs for fair value measurements categorized within Level 3 of the fair value hierarchy and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial condition but for which the fair value measurement is required to be disclosed. ASU 2011-04 will be effective for the first interim period beginning after December 15, 2011. The Company is evaluating the expected impact of the adoption of ASU 2011-04 on the Company’s financial statements.

ASU Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; requires the consecutive presentation of the statement of net income and other comprehensive income; and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for the first interim period beginning after December 15, 2011, and must be applied retrospectively. The Company believes that the adoption of this guidance will not impact the Company’s financial statements.

ASU Number 2011-08 – Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). On September 15, 2011, the FASB issued ASU 2011-08, amending the guidance in ASC Topic 350-20, Intangibles-Goodwill and Other-Goodwill (“ASC 350-20”). This amendment allows the entity an option to first use qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment described in ASC

BFC Financial Corporation

Notes to Consolidated Financial Statements

350-20. An entity which chooses to use this option is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed on or after January 1, 2012. The Company believes that ASU 2011-08 will not have a material impact on our financial statements.

ASU Number 2011-10 – Property, Plant, and Equipment (Topic 360): Derecognition of In-substance Real Estate—a Scope Clarification (“ASU 2011-10”). ASU 2011-10 provides that, when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity generally should apply the guidance of Topic 360 to determine whether it should derecognize the in-substance real estate. The reporting entity would continue to include the real estate and debt on its financial statements until legal title to the real estate is transferred to legally satisfy the debt. This accounting standard update is effective for annual and interim periods beginning on or after June 15, 2012. The Company believes that ASU 2011-10 will not have a material impact on its financial statements.

ASU Number 2011-11 – Balance Sheet (Topic 210): Disclosure About Offsetting Assets and Liabilities. (“ASU 2011-11”). The amendment in ASU 2011-11 requires entities to disclose both gross information and net information about instruments and transactions that may offset in accordance with master netting or similar arrangements, including derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013 and must be applied retrospectively. The Company believes that ASU 2011-11 will not have a material impact on its financial statements.

ASU Number 2011-12 – Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). In ASU 2011-12, the FASB deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The deferral allows the FASB to re-deliberate whether to require presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income of the components of net income and other comprehensive income for all periods presented. All other requirements of ASU 2011-05 are not affected by ASU 2011-12.

2.	Liquidity and Regulatory Considerations

BFC

Regulatory Considerations

As described above, as a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is currently a “unitary savings and loan holding company” subject to examination and regulation by the Federal Reserve. Effective July 21, 2011, pursuant to the Dodd-Frank Act, the Federal Reserve succeeded to the supervisory authority previously held by the OTS.

BFC, on a parent company only basis, had previously committed that it would not, without the prior written non-objection of the OTS, (i) incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt, except as contemplated by BFC’s business plan or, to the extent applicable to BFC, in connection with BankAtlantic’s compliance requirements under its Cease and Desist Order described below; (ii) declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter or (iii) enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices. Additionally, on June 30, 2011, the OTS advised BFC that it was not permitted to (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity, or (ii) make dividend payments on its preferred stock, in each case without the prior written non-objection of the OTS. On July 21, 2011, BFC made a formal request to the Federal Reserve, which now has the supervisory authority previously held by the OTS, for a written non-objection to the payment of the dividend on BFC’s outstanding preferred stock for the quarter ended September 30, 2011. BFC subsequently received a written non-objection from the Federal Reserve with

BFC Financial Corporation

Notes to Consolidated Financial Statements

respect to such dividend payment. BFC’s Board of Directors declared the $187,500 dividend payable with respect to its outstanding preferred stock for the quarter ended December 31, 2011, subject to the written non-objection of the Federal Reserve. However, BFC subsequently determined not to seek the Federal Reserve’s written non-objection to the dividend payment and, therefore, has not yet made the dividend payment. Unpaid dividends on BFC’s outstanding preferred stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. Deregistration is expected to occur in connection with the consummation of BankAtlantic Bancorp’s currently proposed sale of BankAtlantic to BB&T. Upon deregistration, dividend payments by BFC, including with respect to its outstanding preferred stock, will no longer require the prior written non-objection of the Federal Reserve. The $187,500 amount related to the fourth quarter dividend payment is included in other liabilities in the accompanying consolidated statement of financial condition as of December 31, 2011.

As described below, BankAtlantic Bancorp and BankAtlantic each entered into Cease and Desist Orders with the OTS during February 2011. (See “BankAtlantic Bancorp and BankAtlantic – Regulatory Considerations” below for a discussion regarding the terms of the Cease and Desist Orders.) Based on its ownership interest in BankAtlantic Bancorp, BFC may in the future be required to enter into a Cease and Desist Order with the Federal Reserve addressing its ownership and oversight of those companies. BFC is also subject to the same regulatory restrictions as BankAtlantic Bancorp with respect to its current status as a “unitary savings and loan holding company”. See The “Regulation” section of Item 1 – Business for Information Regarding such Regulatory Requirements.

If BankAtlantic Bancorp completes the sale of BankAtlantic to BB&T, which sale is subject to regulatory approvals and other closing conditions, these regulatory requirements may no longer be applicable to BFC.

Liquidity Considerations

Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments. In addition, during the fourth quarter of 2011, we received a $7.4 million tax refund, net of amounts payable under the settlement agreement related to the bankruptcy filing of Levitt and Sons, LLC, a former wholly owned subsidiary of Woodbridge (“Levitt and Sons”), and substantially all of its subsidiaries. .

We expect to use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the years ended December 31, 2011 or 2010.

During June 2011, BFC purchased for $10.0 million approximately 2.7 million shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscription rights granted to it in BankAtlantic Bancorp’s 2011 rights offering. The shares acquired in the 2011 rights offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 53% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 75%. During 2010, BFC acquired an aggregate of 2.0 million shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscription rights granted to it in BankAtlantic Bancorp’s 2010 rights offering. The aggregate purchase price for those shares was $15.0 million. The shares acquired in the 2010 rights offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 45% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 71%.

Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp. BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock without first receiving the written non-objection of the Federal Reserve. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer

BFC Financial Corporation

Notes to Consolidated Financial Statements

payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. BankAtlantic Bancorp can end the deferral period at any time. Under the terms of BankAtlantic Bancorp’s stock purchase agreement with BB&T, as amended on March 13, 2012, BB&T has agreed to assume the approximately $285 million in principal amount of Bank Atlantic Bancorp’s TruPs, while BankAtlantic Bancorp agreed to pay at the closing of the transaction all deferred interest on the TruPs through the closing and to pay or escrow certain legal fees and expenses with respect to the TruPs-related litigation. In addition to the above restrictions, BankAtlantic Bancorp may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.

BFC has not received cash dividends from Bluegreen. Certain of Bluegreen’s credit facilities contain terms which prohibit the payment of cash dividends, and Bluegreen may only pay dividends subject to such restrictions and declaration by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.

During March 2012, Benihana filed a registration statement on Form S-3 under which we may sell any and all of the 1,582,577 shares of Benihana’s Common Stock that we own. The proceeds we receive from any such sale of Benihana’s Common Stock will depend on the timing of the sale and the market price of Benihana’s Common Stock.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including proceeds to be expected recovered from surety bond litigation and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also, subject to the receipt of any regulatory approval or non-objection, seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

Woodbridge

As previously disclosed, under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the merger between Woodbridge and BFC and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. Woodbridge is currently a party to legal proceedings relating to the appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, which is reflected in the Company’s consolidated statements of financial condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. As a result, there is no assurance as to the amount of the payment that will ultimately be required to be made to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.

Core Communities

In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with the various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of properties in Florida and South Carolina which served as collateral under mortgage loans totaling approximately $113.9 million. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the real property owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which was undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In turn, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In accordance with the accounting guidance for consolidation, Woodbridge recorded a guarantee obligation “deferred gain on settlement of investment in

BFC Financial Corporation

Notes to Consolidated Financial Statements

subsidiary” of $11.3 million in the Company’s consolidated statement of financial condition as of December 31, 2010, and the deferred gain on settlement of investment in subsidiary was recognized into income during the first quarter of 2011.

Approximately $27.2 million of the $113.9 million of mortgage loans described above was collateralized by property in South Carolina which had an estimated carrying value of approximately $19.4 million at December 31, 2010 and was subject to separate foreclosure proceedings. The foreclosure proceedings related to this property were completed on November 3, 2011 and, in accordance with the applicable accounting guidance, the Company recorded an $11.6 million gain on extinguishment of debt during the fourth quarter of 2011. In December 2010, Core and one of its subsidiaries entered into agreements, including, without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefor, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and a $13.0 million gain on debt extinguishment was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2010.

On June 10, 2010, Core sold its two commercial leasing projects (sometimes hereinafter referred to as the “Projects”) to Inland Real Estate Acquisition, Inc. (“Inland”) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. The sale resulted in net cash proceeds to Core of approximately $1.5 million. See Note 5 for further information regarding the Projects.

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

Woodbridge was the obligor under a $37.2 million loan collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. On April 26, 2011, a settlement agreement was entered into to resolve the disputes and ligation relating to the loan. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. In accordance with applicable accounting guidance, the Company recorded a deferred gain on debt settlement of $29.9 million in its consolidated statement of financial condition as of December 31, 2011. The deferred gain will be recognized into income at the earlier of the conclusion of a foreclosure proceeding or April 25, 2012.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Cypress Creek Holdings

Cypress Creek Holdings owned an 80,000 square foot office building in Fort Lauderdale, Florida. As of December 31, 2011, the building, which had an estimated carrying value of approximately $6.4 million, served as collateral for an approximately $11.2 million mortgage loan. For the year ended December 31, 2010 and 2009, BFC recognized impairment charges related to the office building of $3.9 million and $4.3 million, respectively.

The building was previously 50% occupied by an unaffiliated third party pursuant to a lease which expired in March 2010. The tenant opted not to renew the lease and vacated the space as of March 31, 2010. After efforts to lease the space proved unsuccessful, the lender with respect to the office building agreed to permit Cypress Creek Holdings to pursue a short sale of the building and in December 2011, Cypress Creek Holdings signed a letter of intent for the sale of the building and as a result, Cypress Creek Holdings results of operations are reported as a discontinued operation in the Company’s consolidated financial statements and its assets are classified as assets held for sale. During January 2012, the building was sold for approximately $10.8 million. At closing the Company paid $668,000. The proceeds of the sale were paid to the lender in full satisfaction of the loan. Upon closing of the sale, the Company will recognize a gain of approximately $4.6 million during the first quarter of 2012.

BankAtlantic Bancorp and BankAtlantic

Regulatory Considerations

On February 23, 2011, BankAtlantic Bancorp Parent Company and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), BankAtlantic Bancorp Parent Company’s and BankAtlantic’s primary regulator on that date. BankAtlantic Bancorp Parent Company and BankAtlantic were historically regulated and subject to regular examination by the Office of Thrift Supervision (“OTS”). Since July 21, 2011, the regulatory oversight of BankAtlantic Bancorp Parent Company is under the Federal Reserve Bank (“FRB”) and the regulatory oversight of BankAtlantic is under the Office of the Comptroller of the Currency (“OCC”) as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Order to Cease and Desist to which BankAtlantic Bancorp Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due to BankAtlantic Bancorp’s losses over the prior three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS following its examination. BankAtlantic Bancorp Parent Company submitted written plans to the OTS that address, among other things, BankAtlantic’s capital and set forth BankAtlantic Bancorp Parent Company‘s business plan. In addition, under the terms of the Company Order, BankAtlantic Bancorp Parent Company is prohibited from taking certain actions without receiving the prior written non-objection of the FRB, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. BankAtlantic Bancorp Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.

Pursuant to the terms of the Bank Order, BankAtlantic is required to maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At December 31, 2011, BankAtlantic had a tier 1 (core) capital ratio of 8.22% and a total risk-based capital ratio of 15.15%. Under the terms of the Bank Order, BankAtlantic has revised certain of its plans, programs and policies and submitted to the OCC certain written plans, including a capital plan, a business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. If BankAtlantic fails to comply with the capital plan and/or fails to maintain the increased capital ratio requirements, or upon any written request from the OCC, BankAtlantic is required to submit a contingency plan, which must detail actions which BankAtlantic would, in its case, take to either merge with or be acquired by another banking institution. BankAtlantic will not be required to implement such contingency plan until such time as it receives written notification from the OCC to do so. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OCC. Separately, the OTS confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable

BFC Financial Corporation

Notes to Consolidated Financial Statements

regulations and bank policies. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OCC. The Orders also include certain restrictions on compensation paid to directors and named executive officers of BankAtlantic Bancorp Parent Company and BankAtlantic, and restrictions on agreements with affiliates.

In response to the higher capital requirements of the Bank Order, in the event the BB&T transaction is not consummated, BankAtlantic Bancorp Parent Company and BankAtlantic may seek to issue BankAtlantic Bancorp’s Class A Common Stock in public or private offerings, or adopt operating strategies to increase revenues and to reduce non-interest expenses, asset balances and non-performing loans. There can be no assurance that BankAtlantic Bancorp Parent Company or BankAtlantic will be able to execute these or other strategies in order to maintain BankAtlantic’s minimum regulatory capital levels.

Each Order became effective on February 23, 2011 and will remain in effect until terminated, modified or suspended by the OCC, as it relates to the Bank Order, or the FRB, as it relates to the Company Order. No fines or penalties were imposed in connection with either Order. If there is any material failure by BankAtlantic Bancorp Parent Company or BankAtlantic to comply with the terms of the Orders, or if unanticipated market factors emerge, and/or if BankAtlantic Bancorp is unable to successfully execute its plans, or comply with other regulatory requirements, then the regulators could take further action, which could include the imposition of fines and/or additional enforcement actions. Enforcement actions broadly available to regulators include the issuance of a capital directive, removal of officers and/or directors, institution of proceedings for receivership or conservatorship, and termination of deposit insurance. Any such action would have a material adverse effect on BankAtlantic Bancorp’s business, results of operations and financial position.

Liquidity Considerations

Both BankAtlantic Bancorp Parent Company and BankAtlantic actively manage liquidity and cash flow needs. BankAtlantic Bancorp Parent Company had cash of $2.5 million as of December 31, 2011. BankAtlantic Bancorp Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $74.4 million would be owed as of December 2013 if interest is deferred until that date. BankAtlantic Bancorp Parent Company’s operating expenses for the year ended December 31, 2011 were $5.5 million. BankAtlantic Bancorp Parent Company’s liquidity is dependent on the repayments of loans, sale of real estate, and obtaining funds from external sources. Based on the current and expected liquidity needs and sources, BankAtlantic Bancorp expects to be able to meet its obligations at least through December 31, 2012.

BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of its lines of credit borrowings with the Federal Home Loan Bank (“FHLB”) as well as the Treasury and Federal Reserve lending programs. As of December 31, 2011, BankAtlantic had $770.2 million of cash and short-term investments and approximately $585 million of available unused borrowings, consisting of $545 million of unused FHLB line of credit capacity, $6 million of unpledged securities, and $34 million of available borrowing capacity at the Federal Reserve. BankAtlantic has $613 million of loans pledged against the FHLB unused borrowings and $37 million of securities available for sale pledged against unused Federal Reserve borrowings. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time at the discretion of the issuing institution or based on the availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease.

BFC Financial Corporation

Notes to Consolidated Financial Statements

3.	Mergers, Acquisitions and Dispositions

Woodbridge Merger

On September 21, 2009, Woodbridge Holdings Corporation and BFC consummated their merger, pursuant to which Woodbridge Holdings Corporation merged with and into a wholly-owned subsidiary of BFC. Upon the effectiveness of the merger, the subsidiary was re-named Woodbridge Holdings, LLC, and Woodbridge Holdings, LLC continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the merger, which was approved by the shareholders of Woodbridge and BFC at their respective meetings held on September 21, 2009, each outstanding share of Woodbridge’s Class A Common Stock automatically converted into the right to receive 3.47 shares of BFC’s Class A Common Stock. Shares otherwise issuable to BFC attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by BFC were canceled in connection with the merger. The merger resulted in a net increase to BFC’s shareholders’ equity of approximately $95.0 million, comprised of an increase in common stock and additional paid-in capital of approximately $303,000 and $94.7 million, respectively, and a corresponding decrease to noncontrolling interest of approximately $99.6 million.

Prior to the consummation of the merger, BFC owned approximately 22% of Woodbridge’s Class A Common Stock and all of Woodbridge’s Class B Common Stock, representing approximately 59% of the total voting power of Woodbridge. Since BFC had a controlling interest in Woodbridge, the financial results of Woodbridge prior to the merger were consolidated in BFC’s financial statements. As Woodbridge is now a wholly owned subsidiary of BFC, its financial results continue to be consolidated in BFC’s financial statements. The merger was accounted for as an equity transaction for financial reporting and accounting purposes in accordance with FASB authoritative guidance in connection with noncontrolling interests, which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling interest are reported as equity transactions.

See the description of the appraisal rights litigation related to the Woodbridge merger discussed in Note 2 above.

Bluegreen Share Acquisitions

On November 16, 2009, the Company purchased approximately 7.4 million shares of the common stock of Bluegreen for an aggregate purchase price of approximately $23 million, increasing its interest in Bluegreen’s then outstanding common stock from 29% to 52%, and resulting in the Company owning a controlling interest in Bluegreen. The Company currently owns approximately 54% of Bluegreen’s outstanding common stock. The Company previously accounted for its 29% equity interest in Bluegreen as an equity method investment. The fair value of the Company’s investment in Bluegreen immediately before the acquisition was $25.1 million, net of an $8.1 million loss resulting from the remeasurement of its investment in Bluegreen, as discussed below, which was included in the gain on bargain purchase of Bluegreen in the Company’s consolidated statements of operations. Bluegreen’s results for the Bluegreen Interim Period and the year ended December 31, 2010 and 2011 are consolidated into the Company’s financial statements. The Company consolidates all of Bluegreen’s wholly-owned subsidiaries and entities in which Bluegreen holds a controlling financial interest. The Company also consolidates Bluegreen’s non-wholly owned subsidiary, Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as Bluegreen holds a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, has an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and has majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee.

The Company accounted for the acquisition of a controlling interest in Bluegreen in November 2009 in accordance with the accounting guidance of business combinations. As part of the accounting for the November 2009 Bluegreen share acquisition, management was required to evaluate the fair value of Bluegreen’s inventory and certain of Bluegreen’s contracts. Based on preliminary estimates made as part of the evaluation, the Company recorded a $183.1 million “bargain purchase gain” during the fourth quarter of 2009. As previously reported, during the fourth quarter of 2010, the Company adjusted the preliminary value assigned to the assets and liabilities of Bluegreen in order to reflect additional information obtained since the acquisition date. These adjustments resulted in a decrease in total assets and total liabilities of approximately $3.4 million and $3.0 million, respectively, and a decrease in total equity of approximately $0.4 million. Furthermore, the net income attributable to BFC decreased by approximately $289,000 and earnings per share from continuing operations decreased by approximately $0.01 per common share.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following table summarizes the aggregate purchase price allocation and fair value of the non-controlling interest in Bluegreen at November 16, 2009, as revised during the fourth quarter of 2010 (in thousands):

	Purchase Price	Fair Value Hierarchy
Cash and cash equivalents	$51,621	Level 1
Restricted cash	25,079	Level 1
Property and equipment	76,930	Level 3
Management contracts	63,000	Level 3
Real estate inventory	205,059	Level 3
Assets held for sale from discontinued operations	108,108	Level 3
Notes receivable	285,000	Level 3
Retained interests in notes receivable sold	29,250	Level 3
Other assets	44,440	Level 3

Fair value of assets	888,487

Accounts payable and other liabilities	54,849	Level 3
Deferred income	10,996	Level 3
Deferred income taxes	22,690	Level 3
Lines of credit and notes payable	198,947	Level 2
Junior subordinated debentures	56,783	Level 2
Receivable-backed notes payable	236,359	Level 2

Fair value of liabilities	580,624

Non-controlling interest (Big Cedar Joint Venture)	26,100	Level 3

Net assets acquired	281,763
Less: Cash consideration on acquisition of additional 23%	(22,939)
Less: Fair value of previously held equity interest	(25,126)	Level 1
Less: Fair value of non-controlling interest	(41,254)	Level 1
Less: Loss on previously held equity interest	(8,074)
Less: Loss on accumulated other comprehensive income attributable to previously held equity interest	(1,521)

Bargain purchase gain	$182,849

As a result of the Company obtaining a controlling interest in Bluegreen, the Company’s previously held 29% equity interest in Bluegreen was re-measured to fair value. The fair value of the non-controlling interest was based on a market approach valuation technique and inputs categorized as Level 1 inputs under the accounting guidance for fair value measurements.

The fair value of the assets acquired includes: notes receivable which were fair valued using an income approach and application of a discounted cash flow method; real estate inventory, including resorts and communities inventory which was valued using a combination of the income approach for the resorts inventory and independent appraisals for the communities inventory; retained interest in notes receivable sold representing Bluegreen’s economic interest in the notes receivable it sold in a structured financing transaction, which was fair valued using an income approach and a discount of the expected cash flows available to be distributed to investors; and intangible assets, representing management contracts which consist of Bluegreen’s contracts with various homeowners associations to manage, service, staff and maintain properties. The management contracts were fair valued using an income approach and excess earnings method whereby the revenues and costs attributable to the management contracts less charges for use of the contributory assets are used to determine excess earnings. The management contracts have indefinite useful lives and are not amortized, but instead are reviewed for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

The liabilities subject to fair value determinations included: receivable-backed notes payable, notes payable and lines of credit, which were valued based on the underlying terms, including maturity dates of the loan facilities;

BFC Financial Corporation

Notes to Consolidated Financial Statements

junior subordinated debentures, which were fair valued based on a discounted cash flow analysis; and non-controlling interest in the Bluegreen/Big Cedar Joint Venture, which was valued using a methodology consistent with the methodology used for the valuation of Bluegreen’s underlying assets and liabilities.

Purchases of BankAtlantic Bancorp’s Class A Common Stock

BankAtlantic Bancorp distributed to its shareholders of record as of the close of business on May 12, 2011, 0.624 non transferable subscription rights to for each share of BankAtlantic Bancorp Class A Common Stock and Class B Common Stock owned on May 12, 2011. Each whole subscription right entitled the holder to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at a subscription price of $3.75 per share (the “2011 Rights Offering”). Shareholders who exercised their basic subscription rights in full were also given the opportunity to request to purchase, at the same $3.75 per share purchase price, additional shares of BankAtlantic Bancorp’s Class A Common Stock that were not purchased by other shareholders through the exercise of the basic subscription rights granted to them. The 2011 Rights Offering was completed on June 16, 2011 with BankAtlantic Bancorp issuing an aggregate of 3,025,905 shares of its Class A Common Stock. BFC participated in the 2011 Rights Offering, acquiring an aggregate of 2,666,667 shares of BankAtlantic Bancorp’s Class A Common Stock for an aggregate purchase price of $10 million. This increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 53% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 75%.

BankAtlantic Bancorp distributed to its shareholders of record as of the close of business on June 14, 2010, 0.327 non transferable subscription rights for each share of BankAtlantic Bancorp Class A Common Stock and Class B Common Stock owned on that date. Each whole subscription right entitled the holder to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at a subscription price of $7.50 per share (the “2010 Rights Offering”). Shareholders who exercised their basic subscription rights in full were also given the opportunity to request to purchase any additional shares of BankAtlantic Bancorp’s Class A Common Stock that remained unsubscribed for at the expiration of the 2010 Rights Offering at the same $7.50 per share purchase price. The 2010 Rights Offering was completed on July 20, 2010 with BankAtlantic Bancorp issuing an aggregate of 2,668,076 shares of its Class A Common Stock. BFC acquired an aggregate of 2.0 million shares of BankAtlantic Bancorp’s Class A Common Stock in the 2010 Rights Offering for an aggregate purchase price of $15.0 million. The shares acquired in the 2010 Rights Offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 45% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 71%.

BankAtlantic Bancorp distributed to its shareholders of record as of the close of business on August 24, 2009, 4.441 subscription rights for each share of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock owned on that date (the “2009 Rights Offering”). Each whole subscription right entitled the holder to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at a purchase price of $10.00 per share. The 2009 Rights Offering was completed on September 29, 2009 with BankAtlantic Bancorp issuing 7,596,188 shares of its Class A Common Stock. BFC exercised its subscription rights in the 2009 Rights Offering to purchase an aggregate of approximately 3.0 million shares of BankAtlantic Bancorp’s Class A Common Stock for an aggregate purchase price of $29.9 million. This purchase increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 7% to 37% and increased BFC’s voting interest in BankAtlantic Bancorp by approximately 7% to 66%.

BFC’s acquisition of shares of BankAtlantic Bancorp’s Class A Common Stock in the 2011, 2010 and 2009 Rights Offerings were each accounted for as an equity transaction in accordance with applicable accounting guidance which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling interest are reported as equity transactions.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Sale of Tampa Branches and Related Facilities by BankAtlantic

In August 2010, BankAtlantic announced that it had decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 branches located in the Tampa, Florida area. In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and on June 3, 2011, BankAtlantic completed the Tampa branch sale. The purchasing financial institution paid a 10% premium for the deposits plus the net book value of the acquired real estate and substantially all of the fixed assets associated with the branches and facilities. Included in the Company’s consolidated statement of operations for the year ended December 31, 2011 was a $38.6 million gain on the Tampa branch sale.

The following summarizes the assets sold, liabilities transferred and cash outflows associated with the branches and facilities sold (in thousands):

Amount
Assets Sold:
Cash and cash equivalents	$5,850
Property and equipment	28,626

Total assets sold	34,476

Liabilities Transferred:
Deposits	324,320
Other liabilities	183

Total liabilities transferred	324,503

Net liabilities transferred	(290,027)
Gain on sale of Tampa branches	40,615
Transaction costs	(1,993)

Net cash outflows from sale of branches	$(251,405)

The assets and liabilities associated with the Tampa branches as of December 31, 2010 were as follows

(in thousands):

ASSETS
Cash and cash equivalents	$5,850
Office properties and equipment	31,484

Total assets held for sale	$37,334

LIABILITIES
Interest bearing deposits	$255,630
Non-interest bearing deposits	85,516

Total deposits	341,146
Accrued interest payable	87

Total liabilities held for sale	$341,233

4.	Cumulative Effect of Change in Accounting Principle

On January 1, 2010, the Company, Bluegreen and BankAtlantic Bancorp adopted an amendment to the accounting guidance for transfers of financial assets and an amendment to the accounting guidance associated with the consolidation of VIEs. As a result of the adoption of these accounting standards, Bluegreen consolidated seven special purpose finance entities (“QSPEs”) associated with prior securitization transactions that previously qualified for off-balance sheet sales treatment, which resulted in a one-time non-cash after-tax reduction to retained earnings of $2.4 million. In addition, BankAtlantic Bancorp consolidated its joint venture that conducted a factoring business. No charges were recorded to retained earnings in connection with the consolidation of BankAtlantic Bancorp’s factoring joint venture. This joint venture ceased operations in September 2011.

The consolidation of Bluegreen’s special purpose finance entities also resulted in the following impact to BFC’s Consolidated Statement of Financial Condition at January 1, 2010: (1) assets increased by $413.8 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of retained

BFC Financial Corporation

Notes to Consolidated Financial Statements

interests; (2) liabilities increased by $416.7 million, primarily representing the consolidation of non-recourse debt obligations to securitization investors, partially offset by the elimination of certain deferred tax liabilities; and (3) total equity decreased by approximately $2.9 million, including a decrease to noncontrolling interest of approximately $1.4 million.

The impact of the adoption of the change in accounting principle on the related assets, related liabilities, noncontrolling interests and total equity are as follows (in thousands):

		Consolidation
	December 31, 2009	Bluegreen’s QSPEs	BankAtlantic Bancorp’s Joint Venture	Total	January 1, 2010
Restricted cash	$24,020	36,518	—	36,518	60,538
Loans receivable	3,678,894	—	3,214	3,214	3,682,108
Notes receivable	279,645	377,265	—	377,265	656,910
Real estate inventory	384,007	16,403	—	16,403	400,410
Retained interest in notes receivable sold	26,340	(26,340)	—	(26,340)	—
Investment in unconsolidated affiliates	15,272	—	(3,256)	(3,256)	12,016
Other assets	65,500	9,970	367	10,337	75,837

Change in related assets	$4,473,678	413,816	325	414,141	4,887,819

Other liabilities	$187,032	3,544	18	3,562	190,594
Deferred income taxes	25,205	1,779	—	1,779	26,984
Receivable -backed notes payable	237,416	411,369	—	411,369	648,785

Change in related liabilities	$449,653	416,692	18	416,710	866,363

Total BFC’s shareholders’ equity	$245,083	(1,496)	—	(1,496)	243,587
Noncontrolling interests	159,312	(1,380)	307	(1,073)	158,239

Total equity	$404,395	(2,876)	307	(2,569)	401,826

5.	Discontinued Operations

Discontinued operations included in the accompanying consolidated financial statements include Bluegreen Communities, Core Communities, and Cypress Creek Holdings as discussed below. The Company elected not to separate the assets held for sale from discontinued operations in the consolidated statements of cash flows for the years ended December 31, 2010 and 2009.

Bluegreen Communities

On June 30, 2011, Bluegreen’s Board of Directors made a determination to seek to sell Bluegreen Communities, or all or substantially all of its assets. As a consequence, it was determined that Bluegreen Communities, which had previously been presented as a separate reporting segment, met the criteria for classification as a discontinued operation and the majority of Bluegreen Communities assets met the criteria for classification as “assets held for sale.” The assets held for sale primarily consist of Bluegreen Communities’ real estate assets valued on our books at $28.6 million and $83.8 million as of December 31, 2011 and December 31, 2010, respectively. The decrease in the carrying amount of the assets held for sale is primarily the result of a $55.1 million non-cash charge recorded during the year ended December 31, 2011 to write down the value of Bluegreen Communities’ assets to estimated fair value less cost to sell. The fair value as of December 31, 2011 of Bluegreen Communities’ assets held for sale was derived based on the sale price under the Purchase and Sale Agreement, as amended, (Level 3) discussed below.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of Bluegreen’s subsidiaries and Southstar. The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio, and Bluegreen or its subsidiaries will generally remain responsible for commitments and liabilities relating to previously completed developments and assets not sold to Southstar. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Under the terms of the agreement, as amended, Southstar has delivered cash deposits totaling $4.5 million, as of the date of this filing, $50,000 of which is non-refundable and the remainder of which is being held in escrow pending closing and will only be refunded to Southstar in the event the transaction is not consummated as a result of a breach of the agreement by one or more of Bluegreen’s subsidiaries which is not timely cured.

The agreement contains certain representations and warranties on the part of Bluegreen’s subsidiaries and Southstar which Bluegreen believes to be customary for transactions of this nature, as well as certain covenants, including non-competition and other restrictive covenants. The agreement, as amended, provides for the transaction to be consummated no later than April 30, 2012. The closing of the transaction remains subject to the parties’ receipt of all required consents and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. While Southstar’s receipt of financing is not a closing condition under the agreement, Southstar has advised Bluegreen that it has obtained financing in order to close the transaction.

Loss from discontinued operations during the year ended December 31, 2011 includes a loss on assets held for sale of approximately $58.0 million. While fair value of the assets held for sale as of December 31, 2011 was derived from the sale price under the Purchase and Sale Agreement described above, the transaction may not be consummated on the contemplated terms or at all. As a result, additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of assets held for sale are materially different from their estimated fair value.

As a result of a continued low volume of sales, reduced prices, and the impact of reduced sales on the forecasted sell-out period of our Bluegreen Communities projects, Bluegreen recorded non-cash charges (included in other costs and expenses) of approximately $14.9 million, net of purchase accounting adjustments, during the year ended December 31, 2010, to write-down the carrying amount of completed Bluegreen Communities’ properties to their estimated fair value less costs to sell. As of December 31, 2010, Bluegreen evaluated the carrying value of Bluegreen Communities’ undeveloped inventory based upon the probability weighted average cash flows at various outcomes, including the development and sale of such inventory as retail homesites. In connection with this analysis, Bluegreen recorded an impairment charge (included in other costs and expenses) of $14.9 million, net of purchase accounting adjustments to write down the carrying amount of certain undeveloped phases in several of Bluegreen Communities’ properties to fair value, as we determined that the carrying amounts of those homesites would not be recovered by estimated future cash flows.

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

Also included in results of discontinued operations in each of the periods presented is interest expense primarily on the H4BG Communities Facility as certain of the assets classified as held for sale serve as collateral under this facility. Under the terms of the facility, the entire amount of the debt outstanding under the facility ($23.9 million as of December 31, 2011), and a $2.0 million deferred fee, would be required to be repaid upon the sale of the respective assets.

Core Communities

In December 2009, Core Communities reinitiated efforts to sell the Projects, its two commercial leasing projects, and began soliciting bids from several potential buyers for the immediate sale of the Projects in their present condition. Due to this decision, the assets associated with the Projects were classified as discontinued operations in accordance with the accounting guidance for the disposal of long-lived assets. On June 10, 2010, Core sold the Projects for approximately $75.4 million. As a result of the sale, a gain on sale of discontinued operations of approximately $2.6 million was realized in the second quarter of 2010. In connection with the sale and negotiations with the lenders with respect to the Projects, the outstanding balance of the loans related to the assets held for sale was reduced by approximately $800,000. Core used the proceeds from the sale to repay these loans. As a result, Core was released from its obligations to the lender with respect to the loans. The results of operations for the Projects is included in discontinued operations in the consolidated statements of operations for the years ended December 31, 2010 and 2009.

BFC Financial Corporation

Notes to Consolidated Financial Statements

During the fourth quarter of 2009, the Projects’ net assets were written down to their estimated fair value less costs to sell and, accordingly, an impairment charge of approximately $13.6 million was recorded during the fourth quarter of 2009. Depreciation related to the Projects ceased in December 2009.

Cypress Creek Holdings

Cypress Creek Holdings owned an 80,000 square foot office building in Fort Lauderdale, Florida. As of December 31, 2011, the building, which had an estimated carrying value of approximately $6.4 million, served as collateral for an approximately $11.2 million mortgage loan. For the year ended December 31, 2010 and 2009, BFC recognized impairment charges related to the office building of $3.9 million and $4.3 million, respectively.

The building was previously 50% occupied by an unaffiliated third party pursuant to a lease which expired in March 2010. The tenant opted not to renew the lease and vacated the space as of March 31, 2010. After efforts to lease the space proved unsuccessful, the lender with respect to the office building agreed to permit Cypress Creek Holdings to pursue a short sale of the building and in December 2011, Cypress Creek Holdings signed a letter of intent for the sale of the building and as a result, Cypress Creek Holdings results of operations are reported as a discontinued operation in the Company’s consolidated financial statements and its assets are classified as assets held for sale. During January 2012, the building was sold for approximately $10.8 million. At closing the Company paid $668,000. The proceeds of the sale were paid to the lender in full satisfaction of the loan. Upon closing of the sale, the Company will recognize a gain of approximately $4.6 million during the first quarter of 2012.

The following table summarizes the assets held for sale from discontinued operations and liabilities related to the assets held for sale from discontinued operations for Bluegreen Communities and Cypress Creek Holdings as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	Bluegreen Communities	Cypress Creek Holdings	Total
Real estate inventory	$23,264	—	23,264
Property and equipment, net	5,361	6,410	11,771

Assets held for sale	$28,625	6,410	35,035

Notes and mortgage payable	$—	11,156	11,156

Liabilities related to assets held for sale	$—	11,156	11,156

	As of December 31, 2010
	Bluegreen Communities	Cypress Creek Holdings	Total
Real estate inventory	$78,178	—	78,178
Property and equipment, net	5,576	6,900	12,476

Assets held for sale	$83,754	6,900	90,654

Notes and mortgage payable	$—	11,387	11,387

Liabilities related to assets held for sale	$—	11,387	11,387

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following table summarizes the results of discontinued operations for Bluegreen Communities for the years ended December 31, 2011 and 2010 and the Bluegreen Interim Period in 2009 (from November 16, 2009 through December 31, 2009), Core Communities for the years ended December 31, 2010 and 2009 and Cypress Creek Holdings (“CCH”) for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Year Ended December 31, 2011
	Bluegreen Communities	Cypress Creek Holdings	Total
Revenues	$13,876	4	13,880
Gain on sale of assets	—	—	—

	13,876	4	13,880

Costs and Expenses :
Other costs and expenses	16,075	1,052	17,127
Interest expense	2,956 (2)	638	3,594
Loss on assets held for sale	57,935	—	57,935

	76,966	1,690	78,656

Loss from discontinued operations before income taxes	(63,090)	(1,686)	(64,776)
Less: Benefit for income taxes	(21,591)	—	(21,591)

Loss from discontinued operations	$(41,499)	(1,686)	(43,185)

	For the Year Ended December 31, 2010
	Bluegreen Communities	Core Communities	Cypress Creek Holdings	Total
Revenues	$13,699	2,951	306	16,956
Gain on sale of assets	—	2,617	—	2,617

	13,699	5,568	306	19,573

Costs and Expenses :
Other costs and expenses	40,021 (1)	1,299	5,150	46,470
Interest expense	4,250 (2)	1,804	651	6,705

	44,271	3,103	5,801	53,175

(Loss) income from discontinued operations before income taxes	(30,572)	2,465	(5,495)	(33,602)
Less: Benefit for income taxes	(9,110)	—	—	(9,110)

(Loss) Income from discontinued operations	$(21,462)	2,465	(5,495)	(24,492)

BFC Financial Corporation

Notes to Consolidated Financial Statements

	For the Interim Period Ended December 31, 2009	For the Year Ended December 31, 2009
	Bluegreen Communities	Core Communities	Cypress Creek Holdings	Total
Revenues	$3,732	8,497	1,178	13,407
Gain on sale of assets	—	—	—	—

	3,732	8,497	1,178	13,407

Costs and Expenses :
Other costs and expenses	7,006	20,753	5,867	33,626
Interest expense	725 (2)	3,376	716	4,817

	7,731	24,129	6,583	38,443

Loss from discontinued operations before income taxes	(3,999)	(15,632)	(5,405)	(25,036)
Less: Benefit for income taxes	(1,400)	—	—	(1,400)

Loss from discontinued operations	$(2,599)	(15,632)	(5,405)	(23,636)

(1)	Includes Bluegreen Communities non-cash impairment charges of approximately $14.9 million for the year ended December 31, 2010.
(2)	Relates to interest expense on Bluegreen’s H4BG Communities Facility.

Financial Services - Ryan Beck

On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceeded $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale. Included in the Company’s consolidated statement of operations in discontinued operations during the year ended December 31, 2009 was $4.2 of earn-out consideration. The Stifel sales agreement also required BankAtlantic Bancorp to indemnify Stifel for certain losses arising out of activities of Ryan Beck prior to the sale and asserted through August 31, 2009. The Company also recognized in its consolidated statement of operations in discontinued operations for each of the years in the two years ended December 31, 2010 $0.5 million of indemnification expenses.

BFC Financial Corporation

Notes to Consolidated Financial Statements

6.	Securities Available for Sale and Derivatives

The following tables summarize securities available-for-sale (in thousands):

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency securities:
Mortgage-backed securities	$12,533	885	—	13,418
Real estate mortgage conduits (1)	30,561	1,129	—	31,690

Total	43,094	2,014	—	45,108

Investment securities:
Benihana Common Stock	16,477	—	287	16,190
Other equity securities	1,326	179	—	1,505

Total investment securities	17,803	179	287	17,695

Total	$60,897	2,193	287	62,803

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency securities:
Mortgage-backed securities	$105,219	6,823	—	112,042
Agency bonds	60,000	143	—	60,143
Real estate mortgage investment conduits (1)	66,034	2,807	—	68,841

Total	231,253	9,773	—	241,026

Investment securities:
Municipal bonds	162,113	33	23	162,123
Other bonds	19,936	8	22	19,922
Benihana Convertible Preferred Stock	16,426	4,680	—	21,106
Equity and other securities	20,634	188	3	20,819

Total investment securities	219,109	4,909	48	223,970

Derivatives	24	—	—	24

Total	$450,386	14,682	48	465,020

(1)	Real estate mortgage investment conduits (“REMICs”) are pass-through entities that hold residential loans, and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.

The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position, as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	Less Than 12 Months
	Fair Value	Unrealized Losses
Benihana Common Stock	$16,190	(287)

BFC Financial Corporation

Notes to Consolidated Financial Statements

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal Bonds	$90,413	(23)	—	—	90,413	(23)
Taxable Securities	15,155	(22)	—	—	15,155	(22)
Equity securities	—	—	7	(3)	7	(3)

Total	$105,568	(45)	7	(3)	105,575	(48)

The unrealized losses on municipal bonds and taxable securities outstanding less than 12 months were primarily the result of interest rate changes. BankAtlantic Bancorp received cash proceeds for its entire investment in the bonds and securities upon maturity during 2011.

During May and July 2011, BFC converted an aggregate of 300,000 shares of Benihana’s Series B Convertible Preferred Stock into 595,049 shares of Benihana’s Common Stock. In October 2011, BFC converted the remaining 500,000 shares of Benihana’s Series B Convertible Preferred Stock that it owned into 987,528 shares of Benihana’s Common Stock. The Company did not consider its investment in Benihana to be other-than-temporarily impaired at December 31, 2011.

The unrealized loss on equity securities at December 31, 2010 was not significant. Accordingly, the Company did not consider these investments other-than-temporarily impaired at December 31, 2010.

The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities Available for Sale
December 31, 2011 (1) (2)	Amortized Cost	Estimated Fair Value
Due within one year	$249	249
Due after one year, but within five years	113	115
Due after five years, but within ten years	12,913	13,542
Due after ten years	29,819	31,202

Total	$43,094	45,108

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.
(2)	Scheduled maturities are based upon contractual maturities.

Included in Financial Services securities activities, net were (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Gross gains on securities sales	$6,960	3,140	11,238

Gross losses on securities sales	$—	—	—

Proceed from sales of securities	$90,980	58,846	303,825

Other-than-temporary impairments	$(1,500)	—	(1,587)

Management reviews its securities portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during the year ended December 31, 2011 and 2009, BankAtlantic Bancorp recognized a $1.5 million and $1.6 million other-than-temporary decline in value related to an equity investment in an unrelated financial institution. The impairment was recognized in the Company’s consolidated statement of operations in Financial Services - securities activities, net.

BFC Financial Corporation

Notes to Consolidated Financial Statements

BFC – Benihana Investment

Benihana is a NASDAQ-listed company which historically had two listed classes of common shares: Common Stock (BNHN) and Class A Common Stock (BNHNA). During 2004, BFC purchased 800,000 shares of Series B Convertible Preferred Stock of Benihana for $25.00 per share. BFC received quarterly dividends on these preferred shares at an annual rate equal to 5%, or $1.25 per share, payable on the last date of each calendar quarter. During May and July 2011, BFC converted an aggregate of 300,000 shares of Benihana’s Series B Convertible Preferred Stock into 595,049 shares of Benihana’s Common Stock. In October 2011, BFC converted the remaining 500,000 shares of Benihana’s Series B Convertible Preferred Stock that it owned into 987,528 shares of Benihana’s Common Stock. These conversions were effected to facilitate shareholder approval of Benihana’s proposal to reclassify each share of its Class A Common Stock into one share of its Common Stock. The reclassification was approved by Benihana’s shareholders on November 17, 2011 and effected on November 29 , 2011. BFC currently owns an aggregate of 1,582,577 shares of Benihana’s Common Stock, representing an approximately 9% ownership and voting interest in Benihana.

Prior to its May 2011 conversion of Benihana’s Series B Convertible Preferred Stock during the second quarter of 2011, the estimated fair value of the Company’s investment in Benihana’s Series B Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares of Benihana’s Common Stock that BFC would have received upon conversion of its shares of Benihana’s Series B Convertible Preferred Stock. At December 31, 2010, the estimated fair value of our investment in Benihana’s Series B Convertible Preferred Stock was approximately $21.1 million. In connection with the May 2011 conversion, effective for the quarter ended June 30, 2011, we began to assess the value of our remaining investment in Benihana’s Series B Convertible Preferred Stock by using the market approach with Level 2 inputs, as if converted to Common Stock, instead of the income approach with Level 3 inputs as it was previously assessed. At December 31, 2011, the estimated fair value of our investment in Benihana’s Common Stock of approximately $16.2 million was based on the closing price of Benihana’s Common Stock on the NASDAQ on December 31, 2011 of $10.23 per share.

Office Depot Investment

During March 2008, Woodbridge purchased 3,000,200 shares of Office Depot common stock at an average price of $11.33 per share for an aggregate purchase price of approximately $34.0 million. During June 2008, 1,565,200 of the shares were sold at an average price of $12.08 per share for an aggregate sales price of approximately $18.9 million resulting in a gain of approximately $1.2 million. During November 2009, we sold the remaining 1,435,000 shares of Office Depot common stock that we held at an average price of $5.95 per share, for an aggregate sales price of approximately $8.5 million. In connection with the November 2009 sale, a gain was realized of approximately $6.7 million in the fourth quarter of 2009. An other-than temporary impairment charge of approximately $2.4 million with respect to our investment in Office Depot’s common stock was recorded during the year ended December 31, 2009.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Derivatives

During 2010, BankAtlantic expanded its cruise ship automated teller machine (“ATM”) operations and began dispensing foreign currency from certain ATMs on cruise ships. At December 31, 2011 and 2010, BankAtlantic had $2.3 million and $6.7 million of foreign currency in cruise ship ATMs, respectively. Included in Financial Services other non-interest income in the Company’s consolidated statement of operations during the year ended December 31, 2011 was an $18,000 foreign currency exchange loss compared to a $0.1 million foreign currency exchange gain during the year ended December 31, 2010. BankAtlantic purchased foreign currency put options as an economic hedge for the foreign currency in its cruise ship ATMs during the year ended December 31, 2010. BankAtlantic did not hedge its foreign currency in its cruise ship ATM’s during the year ended December 31, 2011 and had no put options outstanding as of December 31, 2011. The terms of the put options and the fair value as of December 31, 2010 were as follows (in thousands, except strike price):

Contract Amount	Expiration Date	Strike Price	Premium	Fair Value
€400	Jan-11	1.34	28	8
400	Apr-11	1.34	31	16

€800			$59	24

Included in securities activities, net in the Company’s consolidated statement of operations were $24,000 and $0.3 million of net losses associated with put options for the years ended December 31, 2011 and 2010, respectively.

7.	Tax Certificates

The following table summarizes tax certificates (in thousands):

	As of December 31, 2011		As of December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Tax certificates (1)
Net of allowance of $7,488 and $8,811, respectively	$46,488	45,562	89,789	90,738

(1)	The estimated fair value was calculated at December 31, 2011 and 2010 using an expected cash flow model discounted at an interest rate that takes into account the risk of the cash flows of tax certificates relative to alternative investments.

Included in tax certificates were $3.1 million and $3.6 million of non-accrual tax certificates as of December 31, 2011 and 2010, respectively.

Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$8,811	6,781	6,064

Charge-offs	(5,019)	(2,997)	(2,965)
Recoveries	913	475	294

Net charge-offs	(4,108)	(2,522)	(2,671)
Provision charged to non-interest expense	2,783	4,552	3,388

Balance, end of period	$7,488	8,811	6,781

BFC Financial Corporation

Notes to Consolidated Financial Statements

8.	Loans Receivable and Loans Held for Sale

The loan portfolio consisted of the following components (in thousands):

	December 31,
	2011	2010
Commercial non-real estate	$118,145	135,588
Commercial real estate:
Residential	104,593	133,155
Land	24,202	58,040
Owner occupied	86,809	111,097
Other	464,902	592,538
Small Business:
Real estate	184,919	203,479
Non-real estate	99,835	99,190
Consumer:
Consumer - home equity	545,908	604,228
Consumer other	10,704	16,068
Deposit overdrafts	1,971	3,091
Residential:
Residential-interest only	369,531	541,788
Residential-amortizing	558,026	671,948

Total gross loans	2,569,545	3,170,210

Adjustments:
Premiums, discounts and net deferred fees	2,578	1,650
Allowance for loan losses	(129,887)	(162,139)

Loans receivable - net	$2,442,236	3,009,721

Loans held for sale	$55,601	29,765

BankAtlantic’s loan portfolio had the following geographic concentrations based on outstanding loan balances at December 31, 2011:

Florida	66%
Eastern U.S.A.	18%
Western U.S.A.	13%
Central U.S.A	3%

100%

BankAtlantic Bancorp segregates its loan portfolio into five segments in order to determine its allowance for loan losses. BankAtlantic Bancorp’s loan segments are: residential loans, commercial real estate loans, consumer loans, commercial non-real estate loans and small business loans. BankAtlantic Bancorp further divides its loan segments into loan classes in order to monitor and assess credit risk. BankAtlantic Bancorp loan segments and loan classes are described below:

Residential - represents loans secured by one to four dwelling units. This loan segment is further divided into interest only loans and amortizing loans. Interest-only residential loans require the borrower to make monthly payments of interest-only for a fixed period of time and become fully amortizing thereafter. Amortizing residential loans require the borrower to make monthly principal and interest payments through maturity.

Commercial real estate - represents loans for acquisition, development and construction of various types of properties including residential construction, office buildings, retail shopping centers, and other non-residential properties. BankAtlantic Bancorp’s commercial real estate loan portfolio is divided into four loan classes; commercial residential, commercial owner occupied, commercial land and commercial other.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Commercial residential real estate loans - are loans to developers or home builders for the construction of one to four dwelling units. This class of loans is divided into three categories - builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders. The land acquisition, development and construction loans are secured by residential land which was intended to be fully developed by the borrower/developer who also might have plans to construct homes on the property.

Owner occupied commercial real estate loans - are also real estate collateralized loans; however, the primary source of repayment is the cash flow from the business operated on the premises of the collateralized property.

Commercial real estate land loans - includes loans secured by the sale of land and commercial land held for investment purposes. These loans are generally to borrowers that intend to expand the zoning of the property and ultimately sell the property to developers.

Commercial other real estate loans - are primarily secured by income producing property which includes shopping centers, office buildings, self storage facilities, and warehouses.

Commercial non-real estate loans - generally represent business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.

Consumer loans - consists of loans to individuals originated through BankAtlantic Bancorp’s retail network. The majority of consumer loans are home equity lines of credit secured primarily by a second mortgage or less frequently by a first mortgage on the primary residence of the borrower, substantially all of which is located in Florida.

Small business loans – consists of loans that do not generally exceed $2.0 million originated to businesses. The principal source of repayment for these loans is generally from the cash flow of a business. BankAtlantic Bancorp’s small business loan portfolio is divided into two loan classes; small business real estate secured and small business non-real estate.

Small business real estate secured loans – are generally secured by real estate where the business is located or real estate owned by the guarantor.

Small business non-real estate loans – are generally business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.

Loans held-for-sale - Loans held-for-sale as of December 31, 2011 consisted of $35.8 million of commercial real estate loans and $19.8 million of residential loans. BankAtlantic Bancorp transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future. Residential loans originated for sale as of December 31, 2011 and 2010 were loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period of ownership. The sales price is negotiated quarterly for all loans sold during the quarter based on originated loan balance. BankAtlantic recognized $2.1 million, $0.4 million and $0.5 million of gains on the sale of loans held-for-sale for the years ended December 31, 2011, 2010 and 2009, respectively.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The recorded investment in non-accrual loans receivable and loans held for sale as of December 31, 2011 and 2010 was (in thousands):

Loan Class	December 31, 2011	December 31, 2010
Commercial non-real estate	$19,172	17,659
Commercial real estate:
Residential	71,719	95,482
Land	14,839	27,260
Owner occupied	4,168	4,870
Other	123,396	128,658
Small business:
Real estate	10,265	8,928
Non-real estate	1,751	1,951
Consumer	14,134	14,120
Residential:
Interest only	33,202	38,900
Amortizing	52,653	47,639

Total nonaccrual loans	$345,299	385,467

An analysis of the age of the recorded investment in loans receivable and loans held for sale as of December 31, 2011 and 2010 that were past due is as follows (in thousands):

December 31, 2011	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable (2)
Commercial non-real estate	$—	2,248	13,292	15,540	102,605	118,145
Commercial real estate:
Residential	—	—	44,633	44,633	64,134	108,767
Land	681	—	14,839	15,520	18,070	33,590
Owner occupied	2,008	—	4,031	6,039	82,102	88,141
Other	—	5,467	47,841	53,308	431,399	484,707
Small business:
Real estate	2,089	372	9,449	11,910	173,009	184,919
Non-real estate	—	462	76	538	99,187	99,725
Consumer	5,339	3,996	14,134	23,469	538,569	562,038
Residential:
Residential-interest only	2,656	3,488	32,317	38,461	343,958	382,419
Residential-amortizing	3,968	4,513	48,189	56,670	514,570	571,240

Total	$16,741	20,546	228,801	266,088	2,367,603	2,633,691

(1)	Included in the above table was one $80,000 commercial loan that was past due greater than 90 days and still accruing
(2)	Total loans receivable exclude purchase accounting of $6.0 million in connection with BFC’s share acquisitions of BankAtlantic Bancorp in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

BFC Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2010	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable (2)
Commercial non-real estate	$—	—	13,498	13,498	122,090	135,588
Commercial real estate:
Residential	4,700	—	53,791	58,491	84,325	142,816
Land	—	—	23,803	23,803	34,237	58,040
Owner occupied	—	—	3,862	3,862	107,235	111,097
Other	—	6,043	54,940	60,983	551,472	612,455
Small business:
Real estate	1,530	2,059	6,670	10,259	193,220	203,479
Non-real estate	—	67	25	92	99,098	99,190
Consumer	6,396	6,009	14,120	26,525	596,862	623,387
Residential:
Interest only	4,907	6,164	38,900	49,971	500,275	550,246
Amortizing	6,091	5,926	47,487	59,504	614,281	673,785

Total (1)	$23,624	26,268	257,096	306,988	2,903,095	3,210,083

(1)	BankAtlantic Bancorp had no loans greater than 90 days and still accruing as of December 31, 2010.
(2)	Total loans receivable exclude purchase accounting of $8.5 million in connection with BFC’s share acquisitions of BankAtlantic Bancorp in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011 and 2010 was as follows (in thousands):

December 31, 2011	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-off :	(8,205)	(43,266)	(8,083)	(26,894)	(25,301)	(111,749)
Recoveries :	1,140	1,272	1,090	2,308	2,049	7,859
Provision :	12,686	25,189	2,647	15,097	16,019	71,638

Ending balance	$16,407	67,054	7,168	22,554	16,704	129,887

Ending balance individually evaluated for impairment	$15,408	52,561	761	1,071	6,867	76,668
Ending balance collectively evaluated for impairment	999	14,493	6,407	21,483	9,837	53,219

Total	$16,407	67,054	7,168	22,554	16,704	129,887

Loans receivable:
Ending balance individually evaluated for impairment	$22,888	269,753	1,578	11,220	65,488	370,927
Ending balance collectively evaluated for impairment	$95,257	410,753	283,176	547,363	868,036	2,204,585

Total (1)	$118,145	680,506	284,754	558,583	933,524	2,575,512

Purchases of loans	$—	—	—	—	15,259	15,259

Proceeds from loan sales	$—	35,415	—	—	19,495	54,910

Transfer to held for sale	$—	53,380	—	—	25,072	78,452

BFC Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2010	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$4,515	105,288	7,998	42,417	27,000	187,218
Charge-off :	(996)	(107,994)	(7,873)	(39,483)	(18,305)	(174,651)
Recoveries :	716	1,661	626	1,042	1,166	5,211
Provision :	6,551	84,904	10,763	28,067	14,076	144,361

Ending balance	$10,786	83,859	11,514	32,043	23,937	162,139

Ending balance individually evaluated for impairment	$9,020	62,985	2,936	1,791	12,034	88,766
Ending balance collectively evaluated for impairment	1,766	20,874	8,578	30,252	11,903	73,373

Total	$10,786	83,859	11,514	32,043	23,937	162,139

Loans receivable:
Ending balance individually evaluated for impairment	$16,667	342,806	12,763	23,905	88,210	484,351
Ending balance collectively evaluated for impairment	$118,921	552,025	289,906	599,482	1,133,983	2,694,317

Total (1)	$135,588	894,831	302,669	623,387	1,222,193	3,178,668

Purchases of loans	$—	—	—	—	6,511	6,511

Proceeds from loan sales	$—	59,697	—	—	52,678	112,375

Transfer to held for sale	$—	27,928	—	—	—	27,928

(1)	At December 31, 2011 and 2010, total loans receivable exclude purchase accounting of $6.0 million and $8.5 million, respectively, in connection with BFC’s share acquisitions of BankAtlantic Bancorp in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

Activity in the allowance for loan losses for the year ended December 31, 2009 was as follows (in thousands):

For Year Ended December 31, 2009
Balance, beginning of period	$137,257
Loans charged-off	(185,890)
Loan recoveries	3,193

Net charge-offs	(182,697)
Provision for loan losses	232,658

Balance, end of period	$187,218

Impaired Loans — Loans are considered impaired when, based on current information and events, BankAtlantic Bancorp believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated based on BankAtlantic Bancorp’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all substandard loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. If a loan is impaired, a specific valuation allowance is established, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if the loan is collateral dependent. BankAtlantic generally measures commercial and small business loans for impairment using the fair value of collateral less cost to sell method. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when and to the extent deemed uncollectible.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Impaired loans (including loans held for sale) as of December 31, 2011 and 2010 were as follows (in thousands):

	As of December 31, 2011			As of December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial non-real estate	$17,792	17,792	15,408	16,809	16,809	9,850
Commercial real estate:
Residential	64,841	70,780	20,986	81,731	87,739	21,298
Land	5,451	5,451	1,765	15,209	15,209	8,156
Owner occupied	1,715	1,715	100	1,695	1,695	335
Other	130,771	149,742	29,731	95,693	96,873	33,197
Small business:
Real estate	6,499	6,499	85	2,602	2,602	1,733
Non-real estate	1,339	1,339	776	1,779	1,779	1,203
Consumer	15,951	17,502	1,454	3,729	5,029	1,791
Residential:
Residential-interest only	15,441	20,667	2,982	31,805	39,451	6,741
Residential-amortizing	20,554	24,545	3,960	24,619	28,712	5,293

Total with allowance recorded	$280,354	316,032	77,247	275,671	295,898	89,597

With no related allowance recorded:
Commercial non-real estate	$5,922	5,922	—	1,497	1,497	—
Commercial real estate:
Residential	26,735	71,759	—	44,835	116,092	—
Land	9,388	30,314	—	14,039	43,846	—
Owner occupied	3,882	4,872	—	3,922	3,922	—
Other	63,024	86,052	—	81,370	97,203	—
Small business:
Real estate	10,265	12,007	—	15,727	16,499	—
Non-real estate	792	1,107	—	172	197	—
Consumer	9,719	13,246	—	23,029	27,146	—
Residential:
Residential-interest only	17,761	28,042	—	7,427	10,078	—
Residential-amortizing	34,494	45,680	—	25,664	31,797	—

Total with no allowance recorded	$181,982	299,001	—	217,682	348,277	—

Commercial non-real estate	$23,714	23,714	15,408	18,306	18,306	9,850
Commercial real estate	305,807	420,685	52,582	338,494	462,579	62,986
Small business	18,895	20,952	861	20,280	21,077	2,936
Consumer	25,670	30,748	1,454	26,758	32,175	1,791
Residential	88,250	118,934	6,942	89,515	110,038	12,034

Total	$462,336	615,033	77,247	493,353	644,175	89,597

(1)	Recorded investment is defined as unpaid principal balance less charge downs.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Average recorded investment and interest income recognized on impaired loans as of December 31, 2011 and 2010 were (in thousands):

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial non-real estate	$16,364	246	14,850	—
Commercial real estate:
Residential	79,833	1,983	86,868	778
Land	5,155	—	21,010	18
Owner occupied	1,943	—	5,366	—
Other	108,244	2,029	96,800	—
Small business:
Real estate	7,443	—	2,838	21
Non-real estate	1,644	—	2,015	—
Consumer	17,203	—	4,665	—
Residential:
Residential-interest only	14,513	—	24,327	17
Residential-amortizing	16,877	—	16,525	34

Total with allowance recorded	$269,219	4,258	275,264	868

With no related allowance recorded:
Commercial non-real estate	$8,623	33	4,799	15
Commercial real estate:
Residential	23,457	41	42,295	267
Land	13,395	—	25,847	19
Owner occupied	4,914	76	3,878	56
Other	76,050	1,404	55,311	1,446
Small business:
Real estate	9,800	383	14,722	673
Non-real estate	630	41	358	—
Consumer	9,678	391	22,487	624
Residential:
Residential-interest only	20,206	—	16,694	—
Residential-amortizing	33,647	107	26,950	116

Total with no allowance recorded	$200,400	2,476	213,341	3,216

Commercial non-real estate	$24,987	279	19,649	15
Commercial real estate	312,991	5,533	337,375	2,584
Small business	19,517	424	19,933	694
Consumer	26,881	391	27,152	624
Residential	85,243	107	84,496	167

Total	$469,619	6,734	488,605	4,084

The following summarizes impaired loans as of December 31, 2009 (in thousands):

	As of December 31, 2009
	Gross Recorded Investment	Specific Allowances
Impaired loans with specific valuation allowances	$249,477	70,485
Impaired loans without specific valuation allowances	196,018	—

Total	$445,495	70,485

Impaired loans without specific valuation allowances represent loans that were charged-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the recorded investment in the loan, loans in which the present value of expected cash flows discounted at the loan’s effective interest rate was equal to or greater than the carrying value of the loan, or large groups of smaller-balance homogeneous loans that are collectively measured for impairment.

BFC Financial Corporation

Notes to Consolidated Financial Statements

BankAtlantic Bancorp continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan becomes adversely classified and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in commercial real estate impaired loans as of December 31, 2011 was $241.3 million of collateral dependent loans, of which $107.1 million were measured for impairment using current appraisals and $134.2 million were measured by adjusting appraisals to reflect changes in market conditions subsequent to the appraisal date. Appraised values were adjusted down by an aggregate amount of $3.0 million to reflect current market conditions on 11 loans due to estimated property value declines since the last appraisal dates.

As of December 31, 2009, impaired loans with specific valuation allowances had been previously charged down by $38.6 million and impaired loans without specific valuation allowances had been previously charged down by $34.1 million.

The average gross recorded investment in impaired loans was $416.5 million during the year ended December 31, 2009.

Credit Quality Information

Management monitors net charge-offs, levels of classified loans, impaired loans and general economic conditions nationwide and in Florida to assess loan credit quality. BankAtlantic Bancorp uses a risk grading matrix to monitor credit quality for commercial and small business loans. Risk grades are assigned to each commercial and small business loan upon origination. The loan officers monitor the risk grades and these risk grades are reviewed periodically by a third party consultant. BankAtlantic Bancorp assigns risk grades on a scale of 1 to 13. A general description of the risk grades is as follows:

Grades 1 to 7 – The loans in these risk grades are generally well protected by the current net worth and paying capacity of the borrower or guarantors or by the fair value, less cost to sell, of the underlying collateral.

Grade 8 to 9 – Not used

Grade 10 – These loans have potential weaknesses that deserve management’s close attention. While these loans do not expose BankAtlantic Bancorp to immediate risk of loss, if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan.

Grade 11 – These loans are inadequately protected by the current sound net worth and paying capacity of the borrower or guarantors or by the collateral pledged, if any. Loans in this grade have well-defined weaknesses that jeopardize the liquidation of the loan and there is a distinct possibility that BankAtlantic Bancorp may sustain some credit loss if the weaknesses are not corrected.

Grade 12 – These loans have all the weaknesses of a Grade 11 with the added characteristic that the weaknesses make collection of BankAtlantic Bancorp’s investment in the loan highly questionable and improbable on the basis of currently known facts, conditions and fair values of the collateral.

Grade 13 – These loans, or portions thereof, are considered uncollectible and of such little value that continuance on BankAtlantic Bancorp’s books as an asset is not warranted without the establishment of a specific valuation allowance or a charge-off. Such loans are generally charged down or completely charged off.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following table presents risk grades for commercial and small business loans (including loans held for sale) as of December 31, 2011 (in thousands):

	Commercial Non Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-Real Estate
Risk Grade (1):
Grades 1 to 7	$71,798	16,085	18,752	82,251	250,238	157,237	85,942
Grade 10	6,021	1,375	—	—	50,208	2,837	4,306
Grade 11	40,326	91,307	14,838	5,890	184,261	24,845	9,477

Total	$118,145	108,767	33,590	88,141	484,707	184,919	99,725

The following table presents risk grades for commercial and small business loans (including loans held for sale) as of December 31, 2010 (in thousands):

	Commercial Non Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-Real Estate
Risk Grade (1):
Grades 1 to 7	$81,789	16,250	27,387	101,855	314,402	169,979	84,584
Grade 10	12,827	7,572	956	704	119,508	3,098	3,665
Grade 11	40,972	118,994	29,697	8,538	178,545	30,402	10,941

Total	$135,588	142,816	58,040	111,097	612,455	203,479	99,190

(1)	There were no 12 or 13 risk grade loans as of December 31, 2011 or 2010.

BankAtlantic Bancorp monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate increased credit losses upon default which results in higher loan portfolio credit risk.

The loan to value ratios of BankAtlantic Bancorp’s residential loans (including loans held for sale) were as follows (in thousands):

	As of December 31, 2011(1)		As of December 31, 2010 (2)
Loan-to-value ratios	Residential Interest Only	Residential Amortizing	Residential Interest Only	Residential Amortizing
Ratios not available (3)	$124,868	304,372	59,520	185,610
=<60%	20,314	68,817	47,605	145,075
60.1% - 70%	10,316	30,033	33,005	49,732
70.1% - 80%	24,784	32,271	37,808	48,586
80.1% - 90%	27,622	27,523	47,574	47,039
>90.1%	174,515	108,224	324,734	197,743

Total	$382,419	571,240	550,246	673,785

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.
(2)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 based on automated valuation models.

BFC Financial Corporation

Notes to Consolidated Financial Statements

(3)	Ratios not available consisted of property addresses not in the automated valuation database, and $78.8 million and $78.0 million as of December 31, 2011 and 2010, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

BankAtlantic Bancorp monitors the credit quality of its consumer loans secured by real estate portfolio based on loan to value ratios at origination. BankAtlantic Bancorp’s experience indicates that default rates are significantly lower with loans that have lower loan to value ratios at origination.

The loan to value ratios at loan origination of BankAtlantic Bancorp’s consumer loans secured by real estate as of December 31, 2011 and 2010 were as follows (in thousands):

	Consumer Home Equity
Loan-to-value ratios	December 31, 2011	December 31, 2010
<70%	$334,050	363,653
70.1% - 80%	97,516	106,180
80.1% - 90%	62,674	72,529
90.1% -100%	40,327	48,537
>100%	11,341	13,329

Total	$545,908	604,228

BankAtlantic Bancorp monitors the credit quality of its consumer non-real estate loans based on loan delinquencies.

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payments until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans were changing monthly payments from interest and principal payments to interest only payments as well as deferring monthly loan payments until the loan maturity date. Commercial real estate and non-real estate loan concessions were primarily below market interest rates based on the risk profile of the loan and extensions of maturity dates. Residential and small business loan concessions were mainly reductions of monthly payments by extending the amortization period and/or deferring monthly payments.

There was no financial statement effect of consumer and residential troubled debt restructured loans as the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, from the general allowance for those loans that were not already put on nonaccrual status. There was an impact to the allowance for loan losses as a result of the concessions made, which generally results in the expectation of slower future cash flows.

Effective July 1, 2011, BankAtlantic Bancorp adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, and reassessed all loan modifications effected since January 1, 2011 for identification of troubled debt restructurings under the new guidance. This reassessment did not result in any additional loans identified as troubled debt restructurings during the year ended December 31, 2011.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Troubled debt restructurings for the year ended December 31, 2011 were as follows (dollars in thousands):

	For the Year Ended December 31, 2011
	Number	Recorded Investment
Troubled Debt Restructurings
Commercial non-real estate	9	$8,225
Commercial real estate:
Residential	6	30,801
Land	—	—
Owner occupied	1	688
Other	9	52,267
Small business:
Real estate	5	1,905
Non-real estate	—	—
Consumer	10	742
Residential:
Residential-interest only	1	549
Residential-amortizing	22	3,567

Total Troubled Debt Restructured	63	$98,744

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2010 and experienced a payment default during the year ended December 31, 2011 (dollars in thousands).

	For the Year Ended December 31, 2011
	Number	Recorded Investment (1)
Troubled Debt Restructurings which have subsequently defaulted:
Commercial non-real estate	3	$2,209
Commercial real estate:
Residential	2	6,880
Land	3	5,451
Owner occupied	3	1,475
Other	3	11,904
Small business:
Real estate	4	981
Non-real estate	—	—
Consumer	7	527
Residential:
Residential-interest only	1	547
Residential-amortizing	6	1,115

Total Troubled Debt Restructured	32	$31,089

(1)	For the twelve months ended December 31, 2011 the table represents defaults on loans that were first modified between January 1, 2010 and December 31, 2011

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

BFC Financial Corporation

Notes to Consolidated Financial Statements

Non-performing assets (in thousands):

	As of December 31,
	2011	2010	2009
Non-accrual - tax certificates	$3,094	3,636	2,161

Non-accrual – loans
Residential	85,855	86,538	76,401
Commercial real estate and business	233,293	273,930	230,827
Small business	12,016	10,879	9,338
Consumer	14,134	14,120	14,451

Total non-accrual loans	345,298	385,467	331,017
Real estate owned	87,174	74,488	46,467
Other repossessed assets	—	—	10

Total non-performing assets	$435,566	463,591	379,655

(1)	Included in non-accrual loans at December 31, 2011, 2010 and 2009 were $124.8 million, $145.3 million and $45.7 million, respectively, of troubled debt restructured loans.

Accruing impaired loans (in thousands):

	As of December 31,
	2011	2010	2009
Performing impaired loans	$—	11,880	6,150
Loans 90 days past due and still accruing	80	—	9,960
Troubled debt restructured	116,954	96,006	107,642

Total accruing impaired loans	$117,034	107,886	123,752

Performing impaired loans represent loans where BankAtlantic Bancorp anticipates collecting all of the principal and interest on the loans but where the timing of the payments may not be in accordance with the contractual terms of the loan agreement. Loans 90 days past due and still accruing are primarily loans that matured and are in the process of renewal, where the borrower continues to make payments under the matured loan agreement or the loan has collateral sufficient in management’s judgment to prevent a loss to BankAtlantic Bancorp. Troubled debt restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Generally, the concessions made to borrowers experiencing financial difficulties include the reduction of the loan’s contractual interest rate, conversion of amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan. BankAtlantic Bancorp had commitments to lend $5.0 million of additional funds on non-performing and accruing impaired loans as of December 31, 2011.

Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$3,432	$1,927	$1,355
Impairment of REO	14,215	6,830	4,124
Net (gains) losses on sales	(4,339)	378	(341)

Net real estate owned losses	$13,308	$9,135	$5,138

BFC Financial Corporation

Notes to Consolidated Financial Statements

9.	Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable (in thousands):

	December 31,	December 31,
	2011	2010
Notes receivable, gross	$619,599	712,145
Purchase accounting adjustments	(28,503)	(43,778)

Notes receivable, net of purchase accounting adjustments	591,096	668,367
Allowance for loan losses	(73,260)	(93,398)

Notes receivable, net	$517,836	574,969

Included in the table above are notes acquired through our November 2009 acquisition of approximately 7.4 million shares giving us a controlling interest in Bluegreen as discussed in Note 3. In accordance with applicable accounting guidance “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company has elected to recognize interest income on these notes receivable using the expected cash flows method. The Company treated expected prepayments consistently in determining its cash flows expected to be collected, such that the non-accretable difference is not affected and the difference between actual prepayments and expected prepayments shall not affect the non-accretable difference. The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%. As of December 31, 2011 and 2010, the outstanding contractual unpaid principal balance of the acquired notes was $196.3 million and $250.6 million, respectively. As of December 31, 2011 and 2010, the carrying amount of the acquired notes was $167.8 million and $206.9 million, respectively.

The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at December 31, 2011. The following is a reconciliation of accretable yield (in thousands):

Accretable Yield	December 31,	December 31,
	2011	2010
Balance, beginning of year	$85,906	102,665
Accretion	(25,237)	(29,065)
Reclassification from nonaccretable yield	13,857	12,306

Balance, end of year	$74,526	85,906

All of Bluegreen’s vacation ownership interests (“VOIs”) notes receivable bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.3% and 15.2% at December 31, 2011 and 2010, respectively. The majority of Bluegreen’s notes receivable secured by home sites bear interest at variable rates. The weighted-average interest rate charged on notes receivable secured by home sites was 7.8% for each of the period ended December 31, 2011 and 2010.

Bluegreen’s VOI notes receivable are generally secured by properties located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivables are secured by home sites in Georgia, Texas, and Virginia.

Notes receivable excluding the acquired notes as described above, are carried at amortized cost less an allowance for bad debts. Interest income is suspended, and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2011 and 2010, $20.9 million and $27.8 million, respectively, of the VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Future contractual principal payments on Bluegreen notes receivable during each of the five years subsequent to December 31, 2011, and thereafter are set forth below (in thousands):

As of December 31, 2011
2012	$80,789
2013	81,633
2014	87,325
2015	90,806
2016	88,767
Thereafter	190,279

619,599
Allowance for loan losses	(73,260)

Notes receivable, net of allowance	546,339
Purchase accounting adjustments	(28,503)

Total	$517,836

Credit Quality for Financial Receivables and Allowance for Credit Losses

Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables. In estimating future credit losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a combination of factors including a static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, and the FICO® scores of the buyers at the time of origination.

The table below sets forth the activity in the allowance for loan losses (including homesite notes receivable) uncollectible notes receivable during the years ended December 31, 2011 and 2010 and the Interim Period ended December 31, 2009 (in thousands):

	December 31,
	2011	2010	2009
Balance, beginning of year	$93,398	3,986	—
One time impact of ASU 2009-16 and 2009-17 (1)	—	86,252	—
Provision for loan losses (2)	23,686	46,059	3,986
Write-offs of uncollectible receivables	(43,824)	(42,899)	—

Balance, end of year	$73,260	93,398	3,986

(1)	On January 1, 2010 Bluegreen adopted ASU 2009-16 and ASU 2009, which required Bluegreen to consolidate special purpose finance entities that were previously recorded “off-balance sheet.”
(2)

Includes charges totaling $7.2 million and $21.2 million, during 2011 and 2010, respectively, to increase the allowance for uncollectible VOI notes receivable in connection with loans generated prior to December 15, 2008, the date on which we implemented FICO ® score-based credit standards.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Current	$576,063	$655,304
31-60 days	9,038	12,063
61-90 days	7,836	10,228
Over 91 days	20,861	27,785
Purchase accounting adjustments	(28,503)	(43,778)

Notes receivable net of purchase accounting adjustments	585,295	661,602
Allowance for loan losses	(73,260)	(93,398)

Total	$512,035	$568,204

10.	Variable Interest Entities - Bluegreen

Bluegreen sells VOI notes receivable originated by Bluegreen Resorts through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction entered into in 2010 which was guaranteed by Bluegreen. These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third-parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the notes receivable for a fee which it believes approximates market.

With each securitization, Bluegreen generally retains a portion of the securities. Under these arrangements, the cash payment received from the obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent that portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rate or loan loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2011, Bluegreen was in compliance with all applicable terms and no trigger events had occurred.

In accordance with applicable guidance for the consolidation of variable interest entities, Bluegreen analyzes its variable interests, which many consist of loans, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a variable interest entity. Bluegreen’s analysis includes both quantitative and qualitative reviews. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and it bases its qualitative analysis on the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. Bluegreen also uses qualitative analysis to determine if it must consolidate a variable interest entity as the primary beneficiary. In accordance with applicable accounting guidance currently in effect, Bluegreen has determined these to be VIEs and consolidate the entities into its financial statements as it is the primary beneficiary of the entities.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute for new notes, a limited amount of defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Repurchases and substitutions by Bluegreen of defaulted notes during 2011 and 2010 were $22.4 million and $37.6 million, respectively.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Below is the information related to the assets and liabilities of the VIEs included on the consolidated statements of financial condition (dollars in thousands):

	As of December 31,
	2011	2010
Restricted cash	$38,913	41,243
Securitized notes receivable, net	375,904	420,274
Receivable backed notes payable	385,140	459,030

The restricted cash and the securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs’.

Pursuant to GAAP in effect prior to 2010, seven of Bluegreen’s eight special purpose finance entities then in existence met the definition of a qualified special purpose entity, and were not consolidated in its financial statements. Upon the adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, Bluegreen was required to evaluate these entities for consolidation. Since Bluegreen created these entities to serve as financing vehicles for holding assets and related liabilities, and the entities have no equity investment at risk, they are considered variable interest entities. Furthermore, since Bluegreen continues to service the notes and retain rights to receive benefits that are potentially significant to the entities, it concluded that it is the entities’ primary beneficiary and, therefore, Bluegreen now consolidates these entities into its financial statements. See Note 4 for a description of the impact of the initial consolidation of these entities.

11.	Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2011	2010
Land and land development costs	$—	29,377
Bluegreen Resorts	208,907	230,346
Land and facilities held for sale	4,418	5,596

Total	$213,325	265,319

Inventory primarily consisted of completed VOIs, VOIs under construction and land held for future VOI development. Inventory also consisted of land and facilities acquired by BankAtlantic for its former store expansion program. During the fourth quarter of 2010, Core relinquished to its lenders title to substantially all of the land Core owned in both Florida and South Carolina and conveyed its ownership interests in several of its subsidiaries. However, as described in Note 2, land and land development costs as of December 31, 2010 included $19.4 million related to certain assets within Core’s South Carolina property which was subject to separate foreclosure proceedings which were completed on November 3, 2011. In accordance with applicable accounting guidance, the Company recorded an $11.6 million gain on the extinguishment of debt during the fourth quarter of 2011.

Additionally, on April 26, 2011, Woodbridge and Carolina Oak entered into a settlement agreement with the holder of the note secured by Carolina Oak’s property to resolve the disputes and litigation between them. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time, agreed to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. At April 26, 2011, the carrying amount of Carolina Oak’s inventory was approximately $10.8 million. In accordance with the applicable accounting guidance, the Company recorded a deferred gain on debt settlement of $29.9 million in its consolidated statement of financial condition as of December 31, 2011. The deferred gain will be recognized into income at the earlier of the conclusion of the foreclosure proceeding or April 25, 2012.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Core and Carolina Oak’s real estate inventory were reviewed for impairment on a project-by-project basis and whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. As a result of the impairment analyses performed, the Company recorded real estate inventory impairment charges of approximately $20.4 million related to Core Communities and $101.9 million related to Core Communities and Carolina Oak for the years ended December 31, 2010 and 2009, respectively. Impairment charges of inventory of real estate are included in cost of sales in the Company’s consolidated statements of operations.

Bluegreen reviews real estate held for future resort development for impairment under the accounting guidelines, which requires that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. No impairment charges were recorded with respect to Bluegreen Resorts’ inventory during the years ended December 31, 2011 or 2010, or the Bluegreen Interim Period.

12.	Interest Expense

The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Real Estate and Other:
Interest incurred on borrowings	$62,667	80,340	19,748
Interest capitalized	(85)	(239)	(3,058)

	62,582	80,101	16,690

Financial Services:
Interest on deposits	14,612	22,511	41,884
Interest on advances from FHLB	153	1,209	16,523
Interest on short term borrowings	9	30	209
Interest on subordinated debentures	16,608	15,915	16,236

	31,382	39,665	74,852

Total interest expense	$93,964	119,766	91,542

13.	Investments in Unconsolidated Affiliates

The consolidated statements of financial condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	December 31,
	2011	2010
Investments in joint ventures	$283	281
Investment in statutory business trusts	12,060	12,174

	$12,343	12,455

BFC Financial Corporation

Notes to Consolidated Financial Statements

The consolidated statements of operations include the following amounts for equity (loss) earnings from unconsolidated affiliates (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Earnings from Bluegreen	$—	—	32,672	(a)
Earnings (loss) from joint ventures	1,371	(2,045)	(396)
Earnings from statutory trusts	(115)	1,194	1,105

	$1,256	(851)	33,381

(a)	Represents earnings from Bluegreen for the period from January 1, 2009 to November 15, 2009, the date prior to our acquisition of a controlling interest in Bluegreen.

As previously discussed, approximately 7.4 million additional shares of Bluegreen’s common stock were purchased on November 16, 2009, increasing our ownership in Bluegreen to 16.9 million shares, or 52%, of Bluegreen’s then outstanding common stock. As a result of the purchase, the Company has a controlling interest in Bluegreen and, accordingly, has consolidated Bluegreen’s results since November 16, 2009 into the Company’s financial statements.

The following table shows the reconciliation of the Company’s pro rata share of Bluegreen’s net income to the Company’s share of total earnings (in thousands) from Bluegreen for the period from January 1, 2009 through November 15, 2009 (prior to our consolidation of Bluegreen in November 2009):

2009
Pro rata share of Bluegreen’s net loss	$3,715
Amortization of basis difference (a)	28,957

Total earnings from Bluegreen Corporation	$32,672

(a)	As a result of impairment charges previously taken, including a $31.2 million charge recorded during the year ended December 31, 2009, under the equity method prior to our consolidation of Bluegreen in November 2009, a basis difference was created between the investment in Bluegreen and the underlying assets and liabilities carried on the books of Bluegreen. Therefore, earnings from Bluegreen were adjusted each period to reflect the amortization of this basis difference. As such, a methodology was established to allocate the impairment loss to the relative estimates of the fair value of Bluegreen’s underlying assets based upon the position that the impairment loss was a reflection of the perceived value of these underlying assets. The appropriate amortization was calculated based on the estimated useful lives of the underlying assets and other relevant data associated with each asset category.

BFC Financial Corporation

Notes to Consolidated Financial Statements

14.	Properties and Equipment

Properties and equipment was comprised of (in thousands):

	December 31,
	2011	2010
Land, buildings and building improvements	$214,268	212,883
Golf course land and improvements	1,967	1,952
Office equipment, furniture and fixtures	106,988	103,811

Total	323,223	318,646
Less accumulated depreciation	(131,655)	(112,457)

Properties and equipment - net	$191,568	206,189

As described in Note 5, properties and equipment relating to Bluegreen Communities and Cypress Creek Holdings have been reclassified as “assets held for sale from discontinued operations” at December 31, 2011 and 2010.

In 2009, we recorded a $2.2 million impairment charge related to Core’s irrigation facility in South Carolina. The impairment charge is included in the accompanying consolidated statement of operations for the year ended December 31, 2009 as other expenses under Real Estate and Other Activities. In connection with the settlement of Core’s debt obligations in South Carolina during the fourth quarter of 2010, Core transferred its ownership interest in the irrigation facility.

Included in selling, general and administrative expense in the Company’s consolidated statements of operations was approximately $8.2 million, $9.8 million and $2.6 million of depreciation expense for the years ended December 31, 2011, 2010 and 2009, respectively, in connection with our Real Estate and Other activities.

Included in Financial Services occupancy and equipment expense in the Company’s consolidated statements of operations was $13.0 million, $16.2 million and $18.2 million of depreciation expense for the years ended December 31, 2011, 2010 and 2009, respectively. Also included in depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1.2 million, $1.8 million and $2.4 million, respectively, of software cost amortization. At December 31, 2011 and 2010, unamortized software costs were $1.2 million and $1.9 million, respectively.

15.	Goodwill

Goodwill is tested for potential impairment annually or during interim periods if impairment indicators exist. The process of evaluating goodwill for impairment involves the determination of the fair value of the reporting unit. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the view of current economic indicators and market valuations, and assumptions about strategic plans with regard to the business unit’s operations. Due to the uncertainties associated with such evaluations, actual results could differ materially from the estimates.

Goodwill of $12.2 million (net of purchase accounting of $0.9 million) included in the Company’s consolidated statements of financial condition as of December 31, 2011 and 2010 is associated with BankAtlantic’s capital services reporting unit. Goodwill was tested for impairment on September 30, 2011 (the annual testing date) and was determined not to be impaired. As of September 30, 2011, the estimated fair value of BankAtlantic’s capital services reporting unit exceeded the estimated fair value of the underlying assets by $30.1 million.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to

BFC Financial Corporation

Notes to Consolidated Financial Statements

arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. A five year period is generally used in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the forecast of future cash flows.

In response to deteriorating economic and real estate market conditions and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic, in the first quarter of 2009, continued to reduce its asset balances and borrowings with a view toward improving its regulatory capital ratios and revised its projected operating results to reflect a smaller organization in subsequent periods. Additionally, BankAtlantic Bancorp’s market capitalization continued to decline as the average closing price of BankAtlantic Bancorp’s Class A common stock on the New York Stock Exchange for the month of March 2009 was $7.85 compared to $21.15 for the month of December 2008, a decline of 63%. Management of BankAtlantic Bancorp believed that the foregoing factors indicated that the fair value of its reporting units might have declined below their carrying amount, and, accordingly, an interim goodwill impairment test was performed as of March 31, 2009. Based on the results of this interim goodwill impairment evaluation, an impairment charge of $8.5 million, net of a purchase accounting adjustment from step acquisition of approximately $0.6 million, was recorded during the three months ended March 31, 2009, relating to BankAtlantic’s tax certificate ($4.7 million) and investments ($4.5 million) reporting units. Additionally, during 2009, we also determined that all $2.0 million of the previously recorded goodwill related to our investment in Pizza Fusion was impaired. As a result, the Company recorded an impairment charge of $2.0 million which is included in the Company’s Real Estate and Other activities as impairment of goodwill in the Company’s consolidated statements of operations for the year ended December 31, 2009.

16.	Deposits

The weighted average nominal interest rate payable on deposit accounts at December 31, 2011 and 2010 was 0.41% and 0.64%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	As of December 31,
	2011		2010
	Amount	Percent	Amount	Percent
Interest free checking	$846,636	25.81%	876,200	22.52%
Insured money fund savings
0.71% at December 31, 2011	523,575	15.96%	385,365	9.90%
0.46 at December 31, 2010
NOW accounts
0.36% at December 31, 2011	1,130,569	34.47%	1,516,781	38.98%
0.42% at December 31, 2010
Savings accounts
0.15% at December 31, 2011	414,906	12.65%	452,710	11.63%
0.33% at December 31, 2010

Total non-certificate accounts	2,915,686	88.90%	3,231,056	83.04%

Certificate accounts:
Less than 2.00%	314,808	9.60%	544,547	13.99%
2.01% to 3.00%	37,308	1.14%	65,353	1.68%
3.01% to 4.00%	5,108	0.16%	9,991	0.26%
4.01% to 5.00%	6,942	0.21%	38,965	1.00%
5.01% to 6.00%	—	0.00%	1,278	0.03%

Total certificate accounts	364,166	11.10%	660,134	16.96%

Total deposit accounts	$3,279,852	100.00%	3,891,190	100.00%

BFC Financial Corporation

Notes to Consolidated Financial Statements

Included in the above table were Tampa branch deposits held for sale as follows (dollars in thousands):

	As of December 31, 2010
	Amount	Percent
Interest free checking	$85,516	25.07%
Savings accounts	34,406	10.09
NOW accounts	146,213	42.86
Insured money fund savings	31,331	9.18
Certificate accounts	43,680	12.80

Total deposits held for sale	$341,146	100.00%

BankAtlantic completed the Tampa branch sale to an unrelated financial institution in June 2011

Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Money fund savings and NOW accounts	$7,310	9,287	9,961
Savings accounts	910	1,112	1,612
Certificate accounts - below $100,000	4,117	6,541	16,184
Certificate accounts, $100,000 and above	2,399	5,754	14,470
Less early withdrawal penalty	(124)	(183)	(343)

Total	$14,612	22,511	41,884

At December 31, 2011, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ended December 31,
Interest Rate	2012	2013	2014	2015	2016	Thereafter
0.00% to 2.00%	$258,057	37,938	11,803	2,418	4,215	377
2.01% to 3.00%	21,173	4,073	4,145	7,917	—	—
3.01% to 4.00%	1,877	1,840	779	610	2	—
4.01% to 5.00%	877	6,061	4	—	—	—

Total	$281,984	49,912	16,731	10,945	4,217	377

Time deposits of $100,000 and over had the following maturities (in thousands):

December 31, 2011
3 months or less	$30,988
4 to 6 months	29,768
7 to 12 months	40,497
More than 12 months	32,814

Total	$134,067

Included in deposits at December 31, was (in thousands):

	2011	2010
Brokered deposits	$752	14,065
Public deposits	29,196	214,421

Total institutional deposits	$29,948	228,486

BFC Financial Corporation

Notes to Consolidated Financial Statements

As of December 31, 2011, BankAtlantic had a letter of credit with the FHLB securing public deposits.

Included in the Company’s consolidated statement of operations in “Financial Services - costs associated with debt redemptions” during the year ended December 31, 2011 was prepayment penalties of $1.1 million upon the repayment of $85 million of institutional certificate of deposit accounts.

17.	Advances from Federal Home Loan Bank

At December 31, 2011 and 2010, BankAtlantic had $0 and $170 million of FHLB advances outstanding, respectively. The average balance and average interest rate of FHLB advances outstanding during the year ended December 31, 2011 was $43.9 million and 0.35%, respectively. As of December 31, 2011, the FHLB issued BankAtlantic a $68.1 million letter of credit primarily securing public deposits.

BankAtlantic’s line of credit with the FHLB was limited to 30% of assets as of December 31, 2011, subject to available collateral, with a maximum term of 10 years. At December 31, 2011, $661.4 million of 1-4 family residential loans, $25.4 million of commercial real estate loans, $399.3 million of consumer loans and $18.4 million of FHLB stock were pledged against FHLB line of credit and letter of credit. BankAtlantic’s available borrowings under the FHLB line of credit were $544.9 million as of December 31, 2011; however, the FHLB line of credit is subject to periodic review and may be limited or not available to BankAtlantic when needed. In March 2012, BankAtlantic was informed by the FHLB that its line of credit with the FHLB was reduced to 20% of assets, subject to available collateral beginning in March 2012. The unused available borrowings were based on the collateral limit and did not change as a result of the decline in the asset limit as 20% of assets still exceeded the available collateral.

During the years ended December 31, 2011, 2010 and 2009, BankAtlantic incurred prepayment penalties of $20,000, $53,000 and $7.5 million upon the repayment of $40 million, $2 million and $760 million of FHLB advances, respectively.

18.	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent transactions where BankAtlantic sells a portion of its current investment portfolio (usually mortgage-backed securities and real estate mortgage investment conduits) at a negotiated rate and agrees to repurchase the same assets at a specified future date. BankAtlantic issued repurchase agreements to its customers. During the year ended December 31, 2011, BankAtlantic discontinued its customer repurchase agreement product. These transactions were collateralized by securities available for sale. Customer repurchase agreements are not insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2011 and 2010, the outstanding balances of customer repurchase agreements were $0 and $21.5 million, respectively.

The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2011		2010	2009
Maximum borrowing at any month-end within the period		$18,445	31,101	39,286
Average borrowing during the period		$6,849	22,009	30,732
Average interest cost during the period	%	0.13	0.12	0.12
Average interest cost at end of the period	%	—	0.13	0.12

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

	Amortized Cost	Estimated Fair Value	Repurchase Balance	Weighted Average Interest Rate
December 31, 2010 (1)
Mortgage-backed securities	$20,885	22,680	21,524	0.12%

(1)	At December 31, 2010, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.

19.	Other Short-Term Borrowings

During the years ended December 31, 2011 and 2010, BankAtlantic participated in the Treasury Tax and Loan Program (“TTL”) with the Department of Treasury (the “Treasury”) and the discount window with the Federal Reserve Bank. Under the Treasury program, the Treasury, at its option, can invest up to $2.2 million with BankAtlantic at the federal funds rate less 25 basis points. At December 31, 2011, BankAtlantic had pledged $36.8 million of agency securities available for sale as collateral for the Federal Reserve discount window. BankAtlantic had no borrowings outstanding under the TTL program or the Federal Reserve Bank discount window as of December 31, 2011. At December 31, 2010, BankAtlantic had pledged $34.6 million and $2.2 million of agency securities available for sale as collateral for the Federal Reserve discount window and the TTL program, respectively. At December 31, 2010, BankAtlantic had $1.2 million outstanding under the TTL program and had no borrowings outstanding under the discount window programs. BankAtlantic’s available borrowings from access to TTL program and the Federal Reserve discount window were $33.9 million as of December 31, 2011. During the year ended December 31, 2009 BankAtlantic also participated in the term auction facilities program (“TAF”) with the Treasury.

The following table provides information on TAF and TTL borrowings (dollars in thousands):

	As of December 31,
	2011		2010	2009
Ending balance		$—	1,240	2,803
Maximum outstanding at any month end within period		$1,367	2,646	301,891
Average amount outstanding during period		$1,109	2,011	58,865
Average cost during period	%	—	0.02	0.29

20.	Debt

Contractual minimum principal payments of debt outstanding at December 31, 2011 are as follows (in thousands):

	Notes and Mortgage Notes Payable and Lines of Credit	Recourse Receivable Backed Notes Payable	Non-recourse Receivable Backed Notes Payable	Junior Subordinated Debentures	Total
2012	$89,442	868	—	—	90,310
2013	4,242	3,930	—	—	8,172
2014	727	53,762	—	42,919	97,408
2015	12,132	5,641	36,954	—	54,727
2016	258	29,549	—	—	29,807
Thereafter	2,016	16,266	332,360	490,074	840,716

	108,817	110,016	369,314	532,993	1,121,140
Purchase Accounting	(284)	(1,232)	—	(55,677)	(57,193)

	$108,533	108,784	369,314	477,316	1,063,947

BFC Financial Corporation

Notes to Consolidated Financial Statements

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Receivable-Backed Notes Payable

The table below sets forth the balances of Bluegreen’s receivable-backed notes payable facilities (in thousands):

	December 31, 2011			December 31, 2010
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$49,742	6.50%	60,708	67,514	6.50%	77,377
2011 Liberty Bank Facility	10,858	6.50%	13,367	—	—	—
GE Bluegreen/Big Cedar Receivables Facility	15,551	2.05%	24,512	23,877	2.01%	29,232
Legacy Securitization (1)	17,623	12.00%	25,899	25,342	12.00%	34,232
NBA Receivables Facility	16,758	6.75%	23,064	18,351	6.75%	22,458
RFA Receivables Facility	1,281	4.30%	2,866	3,159	4.26%	4,451

Total before discount	111,813		150,416	138,243		167,750
Less unamortized discount on
Legacy Securitization	(1,797)		—	(2,583)		—

	110,016		150,416	135,660		167,750
Less purchase accounting adjustments	(1,232)		—	(2,717)		—

Total	$108,784		150,416	132,943		167,750

Non-recourse receivable-backed notes payable:
BB&T Purchase Facility	$28,810	4.75%	42,075	—	—	—
GE 2004 Facility (2)	8,144	7.16%	9,301	10,150	7.16%	11,709
2004 Term Securitization (2)	11,307	5.27%	11,693	18,722	5.27%	20,540
2005 Term Securitization (2)	39,591	5.98%	44,277	55,888	5.98%	63,527
GE 2006 Facility (2)	41,275	7.35%	47,015	50,596	7.35%	57,988
2006 Term Securitization (2)	40,194	6.16%	44,128	52,716	6.16%	59,415
2007 Term Securitization (2)	78,062	7.32%	89,502	100,953	7.32%	117,379
2008 Term Securitization (2)	30,148	7.88%	34,699	39,624	7.88%	44,889
2010 Term Securitization	84,275	5.54%	102,014	107,514	5.54%	123,662
Quorum Purchase Facility	7,508	8.00%	9,175	108	8.00%	136

Total	$369,314		433,879	436,271		499,245

Total receivable-backed debt	$478,098		584,294	569,214		666,995

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.
(2)	These receivable-backed notes payable are included in the Other Receivable-Backed Notes Payable section below.

2008 Liberty Bank Facility. Bluegreen has an outstanding timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. Indebtedness under the 2008 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of December 31, 2011). During 2011, Bluegreen repaid $17.8 million on the facility.

2011 Liberty Bank Facility. In February 2011, Bluegreen entered into a $60.0 million revolving hypothecation facility (the “2011 Liberty Bank Facility”) with certain participants in its 2008 Liberty Bank Facility. The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during a two-year period

BFC Financial Corporation

Notes to Consolidated Financial Statements

ending in February 2013, subject to eligible collateral and terms and conditions Bluegreen believes to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($36.5 million as of December 31, 2011), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of December 31, 2011).

During 2011, Bluegreen pledged $14.9 million of VOI notes receivable to this facility and received cash proceeds of $12.7 million. Bluegreen also repaid $1.8 million on the facility.

The GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility has expired and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30 day LIBOR rate plus 1.75% (2.05% as of December 31, 2011). During 2011, Bluegreen repaid $8.3 million on this facility.

Legacy Securitization. In September 2010, Bluegreen completed a securitization transaction of the lowest FICO®-score loans previously financed in the BB&T Purchase Facility discussed below. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that Bluegreen implemented its FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. The notes payable generated gross proceeds to Bluegreen of $24.3 million (before fees and reserves and expenses Bluegreen believes to be customary for transactions of this type), which were used to repay a portion of the outstanding balance under the BB&T Purchase Facility. While ownership of the timeshare receivables included in the Legacy securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

Bluegreen guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During 2011 and 2010, Bluegreen repaid $7.7 million and $1.7 million, respectively, of the outstanding balance on the Legacy Securitization notes payable, including shortfall payments totaling $3.8 million and $0.9 million, respectively, in connection with its guarantee.

NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare receivables hypothecation facility with National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provides for an 85% advance on eligible receivables, subject to terms and conditions which Bluegreen believes to be customary for facilities of this type. At the time of closing of the transaction, $23.5 million of eligible receivables were pledged and Bluegreen received an advance of $20.0 million. The availability period under the facility had expired on June 30, 2010; however the facility was amended during May 2011 to allow Bluegreen to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.00 million borrowing limit for all amounts outstanding under the facility.

All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In addition, the principal balance must be paid down to certain target balances periodically. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of December 31, 2011).

BFC Financial Corporation

Notes to Consolidated Financial Statements

The unpaid balance related to advances made prior to the May 2011 amendment, $11.8 million of which was outstanding as of December 31, 2011 matures on September 30, 2017. The unpaid balance related to the additional advances made pursuant to the May 2011 amendment, $5.0 million of which was outstanding as of December 31, 2011, matures on October 31, 2018. During 2011, Bluegreen pledged $5.9 million of VOI notes receivable to this facility and received cash proceeds of $5.0 million. Bluegreen also repaid $6.6 million on this facility.

RFA Receivables Facility. Bluegreen has an outstanding receivables facility with RFA (the “RFA Receivables Facility”). The advance period under this facility has expired and all outstanding borrowings are scheduled to mature no later than February 2015. The terms of the facility require that Bluegreen obtain RFA’s consent prior to consummating the proposed merger with BFC. While RFA has indicated that they intend to consent to the merger, if Bluegreen does not ultimately obtain such consent, the entire the entire outstanding balance under the RFA Receivables Facility, which totaled approximately $1.3 million as of December 31, 2011, would be due and payable upon the closing of the merger. During 2011, Bluegreen repaid $1.9 million under this facility.

BB&T Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”). During October 2011 Bluegreen amended the BB&T Purchase Facility to allow for maximum outstanding borrowings of $50.0 million and extend the revolving advance period from December 17, 2011 to December 17, 2012. The BB&T Purchase Facility provides for the financing of Bluegreen’s timeshare receivables at an advance rate of 67.5% through the revolving advance period, subject to the terms of the facility and eligible collateral. The BB&T Purchase Facility matures three years after the expiration of the revolving advance period (such three-year period, the “Term-Out Period”), or earlier as provided under the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5% (4.75% as of December 31, 2011). During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. The 30-day LIBOR rate is subject to a floor of 1.25%.

Additionally, subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to BB&T until the outstanding balance is reduced to zero.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on Bluegreen’s balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.

Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen. During 2011, Bluegreen pledged $45.7 million of VOI notes receivable to this facility and received cash proceeds of $30.9 million. Bluegreen also repaid $2.1 million on the facility.

2010 Term Securitization. On December 17, 2010, Bluegreen completed a private offering and sale of $107.6 million of investment-grade, timeshare loan-backed notes (the “2010 Term Securitization”). The 2010 Term Securitization consisted of the issuance of $88.0 million of A rated and $19.6 million of BBB rated timeshare-loan backed notes with coupon rates of 5.1% and 7.5%, respectively, which blended to a weighted average coupon rate of 5.5%. The advance rate for this transaction was 85.25%. BB&T Capital Markets acted as the sole placement agent and initial purchaser.

The amount of the timeshare receivables sold was $126.2 million, substantially all of which was provided at closing. Through the completion of this private offering, Bluegreen repaid its then existing BB&T Purchase Facility of approximately $93.6 million, representing all amounts outstanding under Bluegreen’s then existing receivables purchase facility with BB&T, including accrued interest.

While ownership of the timeshare receivables included in the 2010 Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied

BFC Financial Corporation

Notes to Consolidated Financial Statements

monthly to make interest and principal payments to investors, to pay fees to service providers, and fund required reserves, if any, with the remaining balance of such cash retained by us. During 2011, Bluegreen repaid $23.2 million on this facility.

The 2010 Term Securitization is non-recourse and is not guaranteed by Bluegreen.

Quorum Federal Credit Union. On December 22, 2010, Bluegreen entered into a timeshare notes receivables purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the facility and subject to certain conditions precedent, Quorum agreed to purchase eligible timeshare receivables from Bluegreen or certain of its subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The facility also contemplates for Quorum to have the ability to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. The terms of the Quorum Purchase Facility reflect an 80% advance rate and a program fee rate of 8% per annum. Eligibility requirements for receivables sold include, amongst others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payment of fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on Bluegreen’s balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by Bluegreen.

During 2011, Bluegreen pledged $10.1 million of VOI notes receivable to this facility and received cash proceeds of $8.1 million. Bluegreen also repaid $0.7 million on the facility.

In March 2012, the Quorum Purchase Facility was amended and expanded whereas Quorum agreed to purchase eligible timeshare receivables from Bluegreen or certain of our subsidiaries up to an aggregate $25.0 million purchase price through March 31, 2013. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate and a program fee rate of 6.5% per annum.

CapitalSource Facility. On September 20, 2011, Bluegreen entered into a $30.0 million revolving timeshare receivables hypothecation facility (“the CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the Facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of December 31, 2011). As of December 31, 2011 there were no amounts borrowed and outstanding under this facility.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, Bluegreen has other non-recourse securitization debt outstanding, which was originated by Bluegreen prior to 2010. While the ownership of VOI receivables under these securitizations was transferred for legal purposes, these transfers have been accounted for as secured borrowings since January 1, 2010 and therefore are included on Bluegreen’s consolidated balance sheets. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and to fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen. During 2011, Bluegreen repaid $79.9 million under these facilities

BFC Financial Corporation

Notes to Consolidated Financial Statements

Notes and Mortgage Notes Payable and Other Borrowings

The following debt facilities were outstanding at December 31, 2011 and 2010 (dollars in thousands):

	December 31,		Interest Rate	Maturity Date
	2011	2010
Core Communities
Land acquisition mortgage note payable	—	27,248	3.04% -3.19%	October 2019 (3)
Carolina Oak
Borrowing base facility	—	37,174	3.25%	March 2011 (2)
Bluegreen
RFA AD&C Facility	21,619	52,264	4.80%	June 2012
H4BG Communities Facility	23,889	30,842	8.00%	December 2012
Wells Fargo Term Loan	19,858	30,776	7.17%	April 2012
Foundation Capital	12,860	13,200	8.00%	October 2015
Textron AD&C Facility	3,866	9,290	4.75%	April 2013
Fifth Third Bank Note Payable	2,909	3,154	3.30%	April 2023
Other	1,816	2,594	5.0% - 6.88%	January 2014-March 2023

Real Estate and Other	86,817	206,542

BankAtlantic
Subordinated debentures (1)	22,000	22,000	LIBOR + 3.45%	November 2012

Total Financial Services	22,000	22,000

Purchase accounting	(284)	(358)

Total Notes Payable	$108,533	228,184

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.
(2)	During 2009, the lender declared the loan to be in default and filed an action for foreclosure. During April 2011, a settlement agreement was entered into to resolve the disputes and ligation relating to the loan. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions
(3)	Notes are the subject of legal proceedings in which Woodbridge relinquished title to all collateralized property in South Carolina in exchange for full settlement of the debt. Foreclosure proceedings were completed in November 2011.

Core Communities and its subsidiaries

During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of properties in Florida and South Carolina which served as collateral under mortgage loans totaling approximately $113.9 million. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the real property owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which was undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefor, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In accordance with the accounting guidance for consolidation, Woodbridge recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s consolidated statement of financial condition as of December 31, 2010, and the deferred gain on settlement of investment in subsidiary was recognized into income during the first quarter of 2011.

Approximately $27.2 million of the $113.9 million of mortgage loans described above was collateralized by property in South Carolina which had an estimated carrying value of approximately $19.4 million at December 31, 2010 and was subject to separate foreclosure proceedings. The foreclosure proceedings related to this property were completed on November 3, 2011 and, in accordance with the applicable accounting guidance, the Company recorded an $11.6 million gain on extinguishment of debt during the fourth quarter of 2011.

In December 2010, Core and one of its subsidiaries entered into agreements, including, without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as

BFC Financial Corporation

Notes to Consolidated Financial Statements

certain additional real and personal property. In consideration therefor, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and a $13.0 million gain on debt extinguishment was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2010.

On June 10, 2010, Core sold its Projects for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. The sale resulted in net cash proceeds to Core of approximately $1.5 million. See Note 5 for further information regarding the Projects.

Woodbridge

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

Woodbridge was the obligor under a $37.2 million loan collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. On April 26, 2011, a settlement agreement was entered into to resolve the disputes and litigation relating to the loan. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. In accordance with applicable accounting guidance, the Company recorded a deferred gain on debt settlement of $29.9 million in its consolidated statement of financial condition as of December 31, 2011. The deferred gain will be recognized into income at the earlier of the conclusion of a foreclosure proceeding or April 25, 2012.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund operations.

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of Bluegreen’s resorts and currently has one outstanding project loan, which is collateralized by its Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). The maturity date for the Club 36 Loan is June 30, 2012. Principal payments are effected through agreed-upon release prices as timeshare interests in the Club 36 resort that serve as collateral under the facility are sold, subject to periodic minimum required amortization. As of December 31, 2011, Bluegreen had no availability under this facility. Indebtedness under the facility bears interest at the 30-day LIBOR plus 4.50% (4.80% as of December 31, 2011). During 2011, Bluegreen repaid $30.6 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by its Fountains Resort in Orlando, Florida.

H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects: Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by the following golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia).

Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter. As the outstanding balance was approximately $23.9 million as of

BFC Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011, the interest rate under the facility as of December 31, 2011 was 8.0%. The H4BG Communities Facility also requires that a fee of $2.0 million be paid to the lender upon the maturity of the facility. During 2011, Bluegreen repaid $7.0 million of the outstanding balance under this facility.

The facility is scheduled to mature on December 31, 2012, however, if the assets that secure the facility are sold prior to the scheduled maturity date, the facility will mature upon the sale of the assets and the $2.0 million fee described above will also be due at that time. The assets to be sold under the Purchase and Sale Agreement with Southstar include the assets pledged as collateral under this facility.

Wells Fargo Term Loan. On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated its then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line-of-credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. Under the terms of the agreement, principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum required amortization. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of its sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in a term securitization transaction Bluegreen completed in December 2010. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.17% as of December 31, 2011) and was originally scheduled to mature in April 2012. In February 2012, the facility was amended to extend the maturity date to June 2012 and requires four monthly installment payments of $4.5 million beginning March 2012. If the proposed merger with BFC should close prior to the scheduled maturity, all amounts outstanding under the Wells Fargo Term Loan shall be due and payable.

During 2011, Bluegreen repaid $10.9 million on this facility.

Foundation Capital. In 2010, in two separate transactions, Bluegreen acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc (“Foundation Capital”), with both notes totaling $13.2 million. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. During 2011 Bluegreen repaid $0.3 million of the outstanding balance.

Textron AD&C Facility. Bluegreen had a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility was used for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% - 1.50% (4.75% as of December 31, 2011) and is due monthly. The advance period under the Textron AD&C Facility has expired.

The entire outstanding balance under the Textron AD&C facility as of December 31, 2011 of $3.9 million relates to the sub-loan used for the acquisition of Bluegreen’s Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). Interest on the Atlantic Palace sub-loan is equal to the Prime Rate plus 1.50% and is due monthly. Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

During 2011, Bluegreen repaid $5.4 million under this facility.

Fifth Third Bank Note Payable. In April 2008, Bluegreen purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.30% as of December 31, 2011). During 2011, Bluegreen repaid $0.2 million under this note.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Bank Atlantic

In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due in November 2012. The subordinated debentures pay interest quarterly at an interest rate of LIBOR plus 3.45% and are currently redeemable at a price based upon then-prevailing market interest rates. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures qualify for inclusion in BankAtlantic’s total risk based capital. Upon maturity in November 2012, the subordinated debentures will no longer be included in BankAtlantic’s total risk-based capital amount or ratio resulting in a $22 million decline in risk-based capital and a 95 basis point reduction in the total risk-based capital ratio based on total risk-weighted assets as of December 31, 2011.

Junior Subordinated Debentures

Junior subordinated debentures outstanding at December 31, 2011 and 2010 were as follows (in thousands):

		December 31,		Interest Rate (1)	Maturity Date	Beginning Optional Redemption Date
		2011	2010
Junior Subordinated Debentures	Issue Date	Outstanding Amount	Outstanding Amount
Levitt Capital Trust I (“LCT I”)	03/15/2005	$23,196	23,196	LIBOR+3.85%	03/01/2035	3/15/2010
Levitt Capital Trust II (“LCT II”)	05/04/2005	30,928	30,928	LIBOR+3.80%	06/30/2035	06/30/2010
Levitt Capital Trust III (“LCT III”)	06/01/2006	15,464	15,464	LIBOR+3.80%	06/30/2036	06/30/2011
Levitt Capital Trust IV (“LCTIV”)	07/18/2006	15,464	15,464	LIBOR+3.80%	09/30/2036	09/30/2011

Total Woodbridge Holdings		85,052	85,052

Bluegreen Statutory Trust I	03/15/2005	23,196	23,196	LIBOR +4.9%	3/30/2035	03/30/2010
Bluegreen Statutory Trust II	05/04/2005	25,774	25,774	LIBOR 4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust III	05/10/2005	10,310	10,310	LIBOR+4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust IV	04/24/2006	15,464	15,464	LIBOR+4.85%	6/30/2036	06/30/2011
Bluegreen Statutory Trust V	07/21/2006	15,464	15,464	LIBOR+4.85%	9/30/2036	09/30/2011
Bluegreen Statutory Trust VI	02/26/2007	20,619	20,619	LIBOR+4.80%	4/30/2037	04/30/2012

Total Bluegreen Corporation		110,827	110,827

BBX Capital Trust I(A)	6/26/2007	27,399	26,918	LIBOR + 1.45%	9/15/2037	9/15/2012
BBX Capital Trust II(A)	9/20/2007	5,488	5,389	LIBOR + 1.50%	12/15/2037	12/15/2012
BBX Capital Trust II	3/5/2002	73,473	67,546	8.5%	3/31/2032	3/31/2007
BBC Capital Trust III	6/26/2002	29,058	27,978	LIBOR + 3.45%	6/26/2032	6/26/2007
BBC Capital Trust IV	9/26/2002	29,014	27,950	LIBOR + 3.40%	9/26/2032	9/26/2007
BBC Capital Trust V	9/27/2002	11,606	11,180	LIBOR + 3.40%	9/30/2032	9/27/2007
BBC Capital Trust VI	12/10/2002	17,367	16,737	LIBOR + 3.35%	12/10/2032	12/10/2007
BBC Capital Trust VII	12/19/2002	28,884	27,866	LIBOR + 3.25%	12/26/2032	12/19/2007
BBC Capital Trust VIII	12/19/2002	17,194	16,575	LIBOR + 3.35%	1/7/2033	12/19/2007
BBC Capital Trust IX	12/19/2002	11,463	11,051	LIBOR + 3.35%	1/7/2033	12/19/2007
BBC Capital Trust X	3/26/2003	57,593	55,620	LIBOR + 3.15%	3/26/2033	3/26/2008
BBC Capital Trust XI	4/10/2003	11,429	11,029	LIBOR + 3.25%	4/24/2033	4/24/2008
BBC Capital Trust XII	3/27/2003	17,146	16,546	LIBOR + 3.25%	4/7/2033	4/7/2008

Total BankAtlantic Bancorp (2)		337,114	322,385

Purchase accounting		(55,677)	(56,696)

Total		$477,316	461,568

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.
(2)	Included in the outstanding balances at December 31, 2011 and 2010 was $42.9 million and $28.2 million, respectively, of deferred interest. Interest can be deferred for 20 consecutive quarters with the entire amount of deferred interest due at the end of the deferral period. As of December 31, 2011, BankAtlantic Bancorp had deferred interest payments for 12 consecutive quarters. BankAtlantic Bancorp may end the deferral by paying all accrued and unpaid interest.

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

BFC Financial Corporation

Notes to Consolidated Financial Statements

Woodbridge Junior Subordinated Debentures

Woodbridge formed four statutory business trusts which issued trust preferred securities to third parties and trust common securities to Woodbridge and used the proceeds to purchase an identical amount of junior subordinated debentures from Woodbridge. Interest on the junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at the floating rates specified in the above table until the corresponding scheduled maturity date. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable, in whole or in part, at Woodbridge’s option at any time after five years from the issue date or sooner following certain specified events.

Bluegreen Junior Subordinated Debentures

Bluegreen formed statutory business trusts, each of which issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in its junior subordinated debentures from Bluegreen. The trusts are variable interest entities in which Bluegreen is not the primary beneficiary as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, Bluegreen does not consolidate the operations of the trusts; instead, the trusts are accounted for under the equity method of accounting. Bluegreen’s maximum exposure to loss as a result of its involvement with the trusts is limited to the carrying amount of its equity method investment. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at Bluegreen’s option at any time after five years from the issue date or sooner following certain specified events. In addition, Bluegreen made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by Bluegreen, and those proceeds were also used to by the applicable trust to purchase an identical amount of junior subordinated debentures from Bluegreen. The terms of each trust’s common securities are nearly identical to the trust preferred securities.

BankAtlantic Bancorp Junior Subordinated Debentures

BankAtlantic Bancorp Parent Company has formed thirteen statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities (“trust preferred securities”) and investing the proceeds thereof in junior subordinated debentures of BankAtlantic Bancorp Parent Company. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to BankAtlantic Bancorp Parent Company to purchase junior subordinated debentures from BankAtlantic Bancorp Parent Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. BankAtlantic Bancorp Parent Company has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. If the deferred interest is not paid at the next payment date after the 20th consecutive quarterly deferral, BankAtlantic Bancorp would be in default of the indenture and all principal and interest of the junior subordinated debentures could be accelerated and become immediately due and payable. Beginning in February and March 2009, BankAtlantic Bancorp notified the trustees of the junior subordinated debentures that it has elected to defer interest payments for the next regularly scheduled quarterly interest payment dates and BankAtlantic Bancorp Parent Company has continued to elect to defer interest payments for each subsequent quarterly interest payment date. BankAtlantic Bancorp Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and make a decision each quarter as to whether to continue the deferral of interest. BankAtlantic Bancorp Parent Company expects to continue to defer interest payments on the junior subordinated debentures for the foreseeable future. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate,

BFC Financial Corporation

Notes to Consolidated Financial Statements

including on the deferred interest, and BankAtlantic Bancorp Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, BankAtlantic Bancorp Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. BankAtlantic Bancorp Parent Company may end the deferral by paying all accrued and unpaid interest. Deferred interest on junior subordinated debentures was $42.9 million as of December 31, 2011 as BankAtlantic Bancorp Parent Company elected to defer interest during each quarter in the three year period ended December 31, 2011.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. BankAtlantic Bancorp Parent Company has the right to redeem the junior subordinated debentures after five years from issuance and in some instances sooner. The redemption of the subordinated debentures is subject to BankAtlantic Bancorp Parent Company having received regulatory approval, if required under applicable capital guidelines or regulatory policies.

BankAtlantic Bancorp Indentures

The indentures relating to all junior subordinated debentures contain certain customary covenants found in indentures under the Trust Indenture Act, including covenants with respect to the payment of principal and interest, maintenance of an office or agency for administering the debentures, holding of funds for payments on the debentures in trust, payment by BankAtlantic Bancorp of taxes and other claims, maintenance by BankAtlantic Bancorp of its properties and its corporate existence and delivery of annual certifications to the trustee.

BFC Financial Corporation

Notes to Consolidated Financial Statements

21.	Income Taxes

The provision (benefit) for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Continuing operations:
Current:
Federal	$4,901	3,215	(67,213)
State	1,379	1,936	—

	6,280	5,151	(67,213)

Deferred:
Federal	19,130	9,057	1,031
State	(4,453)	(4,993)	(1,318)

	14,677	4,064	(287)

Provision (benefit) for income taxes	$20,957	9,215	(67,500)

The Company’s actual provision (benefit) for income taxes from continuing operations differs from the expected Federal income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2011(1)		2010(1)		2009(1)
Income tax provision (benefit) at expected federal income tax rate of 35%	$15,623	35.00%	(51,093)	(35.00)%	(49,750)	(35.00)%
Increase (decrease) resulting from:
Benefit for state taxes, net of federal effect	(959)	(2.15)	(4,378)	(3.00)	(13,566)	(9.54)
Taxes related to subsidiaries not consolidated for income tax purposes	(3,844)	(8.61)	(3,496)	(2.39)	2,537	1.78
Gain on bargain purchase of Bluegreen	—	—	—	—	(63,997)	(45.02)
Increase in valuation allowance	260	0.58	64,671	44.30	42,776	30.09
Gain on Levitt and Sons settlement	6,308	14.13	4,031	2.76	10,182	7.16
Goodwill impairment adjustment	—	—	—	—	4,361	3.07
Tax credits	84	0.19	127	0.09	(148)	(0.10)
Tax-exempt interest income	(259)	(0.58)	(160)	(0.11)	(3)	—
Other – net	3,744	8.39	(487)	(0.33)	108	0.08

Provision (benefit) for income taxes	$20,957	46.95%	9,215	6.32%	(67,500)	(47.48)%

(1)	Expected tax is computed based upon income (loss) from continuing operations before noncontrolling interests.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31,
	2011	2010	2009
Deferred tax assets:
Allowance for loan losses, REO, tax certificate losses and write-downs for financial statement purposes	$73,334	82,076	66,846
Federal and State NOL and tax credit carryforward	389,892	394,100	284,784
Capital loss carryover	2,978	2,978	2,978
Investment in Levitt and Sons	—	—	33,082
Real estate inventory capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	4,931	4,979	82,479
Real estate valuation	82,176	90,936	49,259
Accumulated other comprehensive loss, net	6,177	1,278	2,409
Share based compensation	8,320	10,862	9,164
Income recognized for tax purposes and deferred for financial statement purposes	11,225	6,845	10,334
Investment in securities	176	820	825
Investment in unconsolidated affiliates	828	828	828
Property and equipment	6,378	5,081	4,611
Purchase accounting adjustments for bank acquisitions	962	507	—
Other	10,481	18,360	21,562

Total gross deferred tax assets	598,028	619,650	569,161
Valuation allowance	(388,350)	(384,818)	(318,306)

Total deferred tax assets	209,678	234,832	250,855

Deferred tax liabilities:
Installment sales treatment of notes	182,120	213,153	224,941
Intangible assets	24,200	24,593	23,355
Junior subordinate notes	21,654	21,869	20,979
Deferred loan income	1,720	1,674	1,188
Prepaid pension expense	4,617	1,630	1,852
Other	12	576	3,745

Total gross deferred tax liabilities	234,323	263,495	276,060

Net deferred tax liability	(24,645)	(28,663)	(25,205)
Less net deferred tax liability at beginning of period	28,663	25,205	—
Acquisition of Bluegreen	—	—	24,029
Effect of a change in accounting principle	—	—	86
Adoption of ASU 2009-16 and 17	—	1,781	—
Net change in deferred tax assets attributable to capital transactions	333	—	—
Reduction in deferred tax valuation allowance for continuing operations	—	1,311	2,777

Benefit (provision) for deferred income taxes	4,351	(366)	1,687
Less: Provision (benefit) for deferred income taxes - discontinued operations	(19,028)	(3,698)	(1,400)

Benefit (provision) for deferred income taxes - continuing operations	$(14,677)	(4,064)	287

Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$384,818	318,306	272,765
Increase in deferred tax valuation allowance	260	64,671	42,776
Increase in deferred tax valuation allowance- Discontinued operations	1,841	1,595	8,115
Other comprehensive income (loss)	2,971	841	792
Deconsolidation of subsidiary	(3,467)	—	—
Acquisition of control of Bluegreen	—	—	(4,704)
Increase (decrease) in deferred tax allowance – paid in capital	1,927	(595)	(1,438)

Balance, end of period	$388,350	384,818	318,306

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income

BFC Financial Corporation

Notes to Consolidated Financial Statements

from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. In 2010, BFC reduced its deferred tax valuation allowance from continuing operations by $1.3 million, to reflect the future taxable income associated with BFC’s unrealized gains in accumulated other comprehensive income. In 2009, the Company reduced its deferred tax valuation allowance from continuing operations by $2.8 million, of which approximately $2.3 million was attributed to BankAtlantic Bancorp and the balance was attributed to BFC to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.

BFC and its subsidiaries evaluate their deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers net operating loss carry-back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on evaluations, deferred tax valuation allowances of $0.3 million, $64.7 million and $42.8 million were established for the years ended December 31, 2011, 2010 and 2009, respectively.

The deferred tax asset valuation allowance will be reversed if and when it becomes more likely than not that BFC and its subsidiaries will generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets. The majority of the benefits of the net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income.

In November 2009, the Workers, Homeownership, and Business Assistance Act of 2009 was enacted. The act extended the net operating loss (“NOL”) carry-back period from two years to up to five years for the 2008 or the 2009 tax years. Included in the Company’s consolidated statements of operations for the year ended December 31, 2009 was a $31.8 million benefit for income taxes resulting from BankAtlantic Bancorp’s election to carry-back its 2009 NOLs for five years. Also included in the Company’s consolidated statements of financial condition at December 31, 2010 are current income tax receivables of $10.8 million resulting from Woodbridge’s election to carryback its 2008 NOLs for five years. We have received approximately $29.2 million of tax refunds in 2010 and received an additional $10.8 million in 2011. Under the terms of the Settlement Agreement entered into with the Joint Committee of Unsecured Creditors in the Chapter 11 Cases, we agreed to share with the Debtors’ Estate a portion of the tax refund attributable to periods prior to the filing of the Chapter 11 Cases. Accordingly, a liability of $11.7 million, which is the amount of the tax refund received by us estimated to be paid to the Debtors’ Estate under the Settlement Agreement, was established. At December 31, 2011, the $11.7 million portion of the tax refund to be paid to the Debtors’ Estate was received and placed in an escrow account. The $11.7 million amount is included as restricted cash in the Company’s Consolidated Statement of Financial Condition.

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

	For the Years Ended December 31,
	2011	2010	2009
Balance as of beginning of period	$2,366	2,583	2,571
Additions based on tax positions related to current year	—	—	284
Lapse of Statute of Limitations	(2,366)	—	—
Reductions of tax positions for prior years	—	(217)	(272)

Balance as of end of period	$—	2,366	2,583

BFC and its wholly-owned subsidiaries file consolidated U.S. federal and Florida income tax returns. BFC and its subsidiaries file separate state income tax returns for each jurisdiction, other than Florida. Subsidiaries in which BFC owns less than 80% of the outstanding equity are not included in BFC’s consolidated U.S. federal or Florida income tax return. Upon consummation of the merger with Woodbridge on September 21, 2009, Woodbridge became a wholly-owned

BFC Financial Corporation

Notes to Consolidated Financial Statements

subsidiary of BFC and its activities are included in the Company’s U.S. Federal and Florida consolidated tax return from the date of the merger. Prior to the merger, Woodbridge was not included in the Company’s consolidated tax return. BFC’s deferred tax assets and liabilities, including net operating loss carryforwards, are specific to BFC and may currently not be utilized by BankAtlantic Bancorp or Bluegreen.

At December 31, 2011, BFC (excluding BankAtlantic Bancorp, pre-merger Woodbridge and Bluegreen) had estimated state and federal net operating loss carryforwards of approximately $277.4 million (which expire from 2012 through 2031). A full valuation allowance was established for these NOLs. BFC’s NOL carryforwards include approximately $12.3 million that are attributed to the exercise of stock options, and the tax benefits will be recognized in the financial statements until such deductions are utilized to reduce taxes payable. As a result of BFC’s merger with Woodbridge in September 2009, BFC experienced a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership resulted in a significant limitation of the amount of BFC’s pre-merger net operating losses that can be utilized by BFC annually. Of the total net operating loss carryforwards, approximately $81.2 million were generated by BFC prior to the merger with Woodbridge. However, Woodbridge’s pre-merger NOL’s are available to be used by BFC and are not subject to this limitation.

As of September 21, 2009, the date on which its merger with BFC was consummated, Woodbridge had U.S. federal and Florida NOL carryforwards of approximately $105.3 million and $211.0 million, respectively, which expire from 2026 through 2028. Woodbridge had established a valuation allowance for its entire deferred tax assets, net of the deferred tax liabilities.

Prior to the merger, Woodbridge was subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Woodbridge is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for tax years before 2005. In April 2010, both BankAtlantic Bancorp and Woodbridge were notified by the IRS that it would examine the 2009 and 2008 tax refund claims. Both examinations were concluded in 2011 with no changes.

On September 21, 2009, BFC adopted the rights agreement described in Note 27 in an attempt to protect our ability to use available NOLs to offset future taxable income.

Bluegreen and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, Bluegreen is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. As of December 31, 2011, Bluegreen has U.S. federal NOL carryforwards of approximately $71.4 million, which expire at various periods from 2024 through 2031, and alternative minimum tax credit carryforwards of $42.6 million, which never expire. Additionally, as of December 31, 2011, Bluegreen had state operating loss carryforwards of approximately $419.8 million, which expire beginning in 2012 through 2031.

In 2010, Bluegreen received notice from the State of Minnesota that one of its subsidiary’s tax returns for the years ended December 31, 2006 through 2008 was selected for audit. The audit field work has not yet been scheduled. While there is no assurance as to the results of the audit, Bluegreen does not currently anticipate any material adjustments in connection with this examination.

In August 2011, Bluegreen received notice from the North Carolina Department of Revenue that Bluegreen’s Income/Franchise Tax Returns for the years ended December 31, 2007 through 2009 were selected for audit. The field work for this audit was completed in October 2011. While there is no assurance as to the results of the audit, Bluegreen does not currently anticipate any material adjustments in connection with this examination.

During 2011, Bluegreen received notice from the States of Alabama, Indiana, Minnesota and Wisconsin that it and several of their subsidiary’s tax returns were selected for audit. The audit field work for any of these examinations have yet to be scheduled. While there is no assurance as to the results of these audits, Bluegreen does not currently anticipate any material adjustments in connection with these examinations.

Prior to 2011, BankAtlantic Bancorp and its subsidiaries filed a consolidated federal income tax return but separate state income tax returns. Starting in 2011, BankAtlantic Bancorp and its subsidiaries will file a consolidated Florida income tax return.

BFC Financial Corporation

Notes to Consolidated Financial Statements

As of December 31, 2011, BankAtlantic Bancorp’s has federal NOL carryforwards of approximately $356.0 million which expire from 2028 through 2031. BankAtlantic Bancorp’s federal tax credit carryforwards were $2.1 million at December 31, 2011 and expire from 2025 through 2029. BankAtlantic Bancorp’s state NOL carryforwards were $780.5 million as of December 31, 2011 and expire from 2016 through 2031.

Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2011, BankAtlantic Bancorp had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of $7.5 million would be realized.

BankAtlantic Bancorp’s is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for tax years before 2005. There were no income tax filings under examination as of December 31, 2011.

22.	Restructuring Charges and Exit Activities

Restructuring charges and exit activities include employee termination costs, lease contracts executed for branch expansion and real estate acquired for branch expansion. The following table provides information regarding liabilities associated with restructuring charges and exit activities (in thousands):

	Severance Liability	Contract Liability	Total
Balance at December 31, 2008	$300	2,166	2,466
Bluegreen Balance at November 16, 2009	—	2,099	2,099
Expenses incurred	3,424	2,376	5,800
Amounts paid or amortized	(2,600)	(996)	(3,596)

Balance at December 31, 2009	1,124	5,645	6,769
Expenses incurred	4,834	3,586	8,420
Amounts paid or amortized	(3,039)	(2,591)	(5,630)

Balance at December 31, 2010	2,919	6,640	9,559
Expenses recovered	(192)	(1,093)	(1,285)
Amounts paid or amortized	(2,721)	(3,249)	(5,970)

Balance at December 31, 2011	$6	2,298	2,304

Severance Liability

The 2010 and 2009 severance expenses were primarily attributable to BankAtlantic Bancorp’s reduction in workforce primarily in the community banking and commercial lending business units. For the year ended December 31, 2010 and 2009, BankAtlantic Bancorp incurred approximately $4.0 million and $2.0 million, respectively, in severance benefits. In 2011, 2010, and 2009, BankAtlantic Bancorp paid approximately $2.2 million, $1.5 million and $2.2 million, respectively, in severance benefits.

In addition, for the year ended December 31, 2010 and 2009, BFC incurred approximately $863,000 and $1.4 million, respectively in severance expenses primarily associated with a reduction in workforce at Core Communities, Woodbridge and BFC’s shared service operations. In 2011, 2010 and 2009, approximately $0.5 million, $1.5 million and $0.4 million, respectively, was paid related to BFC’s severance liability.

Contract and Lease Termination

At December 31, 2011, 2010 and 2009, BankAtlantic Bancorp contract and lease termination liability was approximately $1.8 million, $5.9 million and $3.7 million, respectively. During the years ended December 31, 2010 and 2009, BankAtlantic Bancorp incurred expenses of approximately $3.6 million and $2.2 million, respectively, in lease

BFC Financial Corporation

Notes to Consolidated Financial Statements

termination. During the year ended December 31, 2011 approximately $1.2 million was recovered in lease termination. Beginning in December 2007, BankAtlantic decided to sell certain properties that it had acquired for its future store expansion program and to terminate or sublease certain back-office operating leases.

During 2011, in connection with its restructuring obligations, Bluegreen made cash payments of approximately $0.3 million related to lease terminations. As of December 31, 2011, Bluegreen’s remaining restructuring liability related entirely to lease termination obligations was $0.5 million.

23.	Commitments and Contingencies

The Company (including its subsidiaries) is a lessee under various operating leases for real estate and equipment extending to the year 2072. At December 31, 2011, the approximate minimum future rental payments under such leases, including leases related to our discontinued operations, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2012	$11,972
2013	11,042
2014	9,617
2015	9,037
2016	8,406
Thereafter	46,522

Total	$96,596

The Company and its subsidiaries incurred rent expense, including rent expense related to our discontinued operations, for the periods shown (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Rental expense for premises and equipment	$19,945	$22,466	$14,388

BFC and its Wholly Owned Subsidiaries

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”) had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $2.0 million (which is shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to another unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts on our financial statements at December 31, 2011 or 2010 for this partnership, including the guarantee.

A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011,

BFC Financial Corporation

Notes to Consolidated Financial Statements

the limited liability company reached a settlement with its lender, pursuant to which it conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million which is included in equity in earnings from unconsolidated affiliates in the Company’s consolidated statements of operations for the year ended December 31, 2011.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At December 31, 2011 and 2010, the carrying amount of this investment was approximately $283,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

Based on current accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we are not deemed the primary beneficiaries in connection with the above-discussed BFC/CCC investments and do not consolidate these entities into our financial statements. We do not have the power to direct the activities that can significantly impact the performance of these entities.

On February 20, 2009, the Bankruptcy Court presiding over the Chapter 11 Cases entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into with the Joint Committee of Unsecured Creditors (the “Settlement Agreement”). No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the settlement agreement as amended. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. Pursuant to the settlement agreement, we agreed to share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors Estate. In the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund which may be payable to the Debtors Estate pursuant to the settlement agreement. As a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was reduced to $29.7 million. Additionally, in the second quarter of 2010, we increased the $10.7 million accrual by approximately $1.0 million, representing a portion of an additional tax refund due to a change in Internal Revenue Service (“IRS”) guidance that will likely be required to be paid to the Debtors Estate pursuant to the Settlement Agreement. As of December 31, 2011 and 2010, we have placed into escrow approximately $11.7 million and $8.4 million, respectively, which represents the portion of the tax refund that as of those dates was determined likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. Those amounts are included as restricted cash in BFC’s consolidated statements of financial condition.

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BFC accrued $4.6 million for pending legal proceedings as of December 31, 2011, all of which related to the Woodbridge appraisal rights litigation described below. BFC believes that it has meritorious defenses in the pending legal actions and that reasonably possible losses arising from these pending legal matters, in excess of the amounts currently accrued, if any, will not have a material impact on BFC’s financial statements. However, due to the significant uncertainties involved in these legal matters, the actual losses which may be incurred by BFC cannot be predicted.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida.

Under the FBCA, holders of Woodbridge’s Class A Common Stock who did not vote to approve BFC’s merger with Woodbridge and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of the FBCA) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with the FBCA, Woodbridge provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. As of December 31, 2011, dissenting shareholders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. In December 2009, BFC recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders. The appraisal rights litigation thereafter commenced and is ongoing. The outcome of the litigation is uncertain and there is no assurance as to the amount of cash that will be required to be paid to the dissenting shareholders, which amount may be greater than the $4.6 million that BFC has accrued.

Robert D. Dance, individually and on behalf of all others similarly situated v. Woodbridge Holdings Corp. (formerly known as Levitt Corp.), Alan B. Levan, and George P. Scanlon, Case No. 08-60111-Civ-Graham/O’Sullivan, Southern District of Florida

On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of securities against Woodbridge and certain of its officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of Woodbridge’s securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements regarding financial results, prospects and condition. An agreement to settle the matter was reached during April 2011 and granted final approval by the presiding court during September 2011. Under the terms of the settlement agreement, Woodbridge agreed to pay a total of $1.95 million to the plaintiffs, which amount is fully insured without participation by BFC. The settlement agreement does not contain any admission of responsibility by Woodbridge or any other of the named defendants.

Westchester Fire Insurance Company vs. City of Brooksville, United States District Court, Middle District of Florida, Tampa Division, Case No. 8:09 CV 00062-T23 TBM

This litigation arose from a dispute regarding liability under two performance bonds for infrastructure issued in connection with a plat issued by the City of Brooksville for a single family housing project that was not commenced. The project had been abandoned by Levitt and Sons prior to its bankruptcy filing as non-viable as a consequence of the economic downturn and, in connection with the Levitt and Sons bankruptcy, the mortgagee, Key Bank, was permitted by agreement to initiate and conclude a foreclosure leading to the acquisition of the property by Key Bank’s subsidiary. The City of Brooksville contended that, notwithstanding that the development had not proceeded and was not likely to proceed at any known time in the future, it was entitled to recover the face amount of the bonds in the approximate amount of $5.4 million. Woodbridge filed a suit for declaratory judgment (in the name of its surety, Westchester) against the City of Brooksville contending that the obligation under the bonds had terminated. In August 2010, Woodbridge was granted a motion for summary judgment. Subsequent to the motion being granted, the municipality appealed the decision. On March 8, 2012, the court of appeals affirmed the district court’s granting of Woodbridge’s motion for summary judgment.

LiTigaTion Regarding the Proposed BFC / Bluegreen Merger

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to the merger were filed against BFC, Bluegreen and the members of Bluegreen’s board of directors. As described below, four of

BFC Financial Corporation

Notes to Consolidated Financial Statements

these lawsuits have been consolidated into a single action in Florida. The other three lawsuits, which were filed in Massachusetts, have been stayed. The lawsuits seek to enjoin the merger or, if it is completed, to recover relief as determined by the applicable presiding court to be appropriate. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits have been consolidated into an action styled Richard Harriman, on behalf of himself and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC. On December 22, 2011, the plaintiffs filed an amended complaint in the consolidated action which alleges that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. The amended complaint further alleges that BFC aided and abetted the individual director defendants’ alleged breaches of fiduciary duties. The amended complaint seeks declaratory and injunctive relief, along with damages and attorneys’ fees and costs.

The three Massachusetts lawsuits were filed in the Superior Court for Suffolk County in the Commonwealth of Massachusetts and make substantially the same allegations and claims as in the Florida cases. These three lawsuits are styled as follows: Gaetano Bellavista Caltagirone, on behalf of himself and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on November 16, 2011); Alan W. Weber and J.B. Capital Partners L.P., on behalf of themselves and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on November 29, 2011); and Barry Fieldman, as Trustee for the Barry & Amy Fieldman Family Trust, on behalf of themselves and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on December 6, 2011). On January 17, 2012, the Massachusetts court stayed all three actions for six months in favor of the consolidated action proceeding in Florida.

BFC and Bluegreen believe that these lawsuits are without merit and intend to defend against them vigorously.

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

Reserves are accrued for matters in which Bluegreen believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of December 31, 2011, Bluegreen had accrued $2.6 million for matters which it believes meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Bluegreen’s management is not at this time able to estimate a range of reasonably possible losses with respect to these matters in which it is reasonably possible that a loss will occur. In certain matters, Bluegreen is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs’ have not quantified or factually supported the claim.

Bluegreen believes that liabilities arising from the litigation and regulatory matters discussed below, in excess of the amounts currently accrued, if any, will not have a material impact on its financial statements.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. Bluegreen believes the attempt to impose such a tax is contrary to Tennessee law and has vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The State of Tennessee Department of Revenue confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but has taken the position that Bluegreen owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011, Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the State of Tennessee Department of Revenue.

Destin, Florida Deposit Dispute Lawsuit

In Case No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, during 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Bluegreen maintains that its decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and that Bluegreen is therefore entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that Bluegreen breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. Bluegreen has filed a notice of appeal with the First District Court of Appeal seeking to appeal the trial court’s decision. The escrow deposit and all accrued interest have been placed in the appropriate Court registry pending the outcome of the appeal.

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

The matters described below relate to Bluegreen Communities’ business, which is reported as a discontinued operation. However, as the Purchase and Sale Agreement with Southstar relating to the proposed sale of substantially all of the assets of Bluegreen Communities (as further described in Note 5) is structured as an asset sale and Southstar has not agreed to assume the liabilities related to the matters described below, these matters would be retained by us even if the transaction is consummated.

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions

BFC Financial Corporation

Notes to Consolidated Financial Statements

against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010, the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the Plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest’s inaction in not leasing the mineral rights was not, by itself, a breach of a duty. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling. Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. Southwest intends to vigorously defend itself against these allegations.

Community Cable Service, LLC Lawsuit

On June 3, 2010, in Case No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen Communities’ Sanctuary Cove single family residential community. In its complaint the plaintiffs alleged that unpaid bulk cable fees were due from the defendants, and that the non-payment of fees continued to accrue on a monthly basis. Bluegreen Communities of Georgia and the community association responded that the plaintiffs breached the parties’ contract. On November 4, 2011, an agreement was executed by the parties to settle the matter. Pursuant to the terms of the settlement agreement, Bluegreen Communities of Georgia and the community association agreed to make payments to the plaintiffs with Bluegreen Communities of Georgia making payment over a four-year period (as described below), and the plaintiffs agreed to dismiss the lawsuit, release the defendants from any other obligations relating to the matter, and convey the bulk cable system to the community association for use by its residents. Under the terms of the settlement agreement the community association made a payment to the plaintiffs of $250,000 and Bluegreen Communities of Georgia has agreed to make three annual payments to the plaintiffs of $150,000 each and a payment of $125,000 during the fourth year. Bluegreen Corporation has guaranteed Bluegreen Communities of Georgia’s obligations under the settlement agreement. Bluegreen Communities of Georgia has made the payment owed by it under the settlement agreement for the first year of the four-year payment period.

Bluegreen Southwest One, LP Lawsuit

On September 18, 2011, in Case No. T-7663A, styled The County of Comal, Texas vs. Bluegreen Southwest One, LP et al, in the District Court of the 22nd Judicial District, Comal County, Texas, The County of Comal, Texas, collecting property taxes for itself and for various local taxing districts, brought suit for the collection of delinquent taxes alleged

BFC Financial Corporation

Notes to Consolidated Financial Statements

to be due, including interest, penalties and costs totaling approximately $0.9 million. On September 28, 2011, Southwest answered the complaint and alleged it was entitled to an abatement of the proceeding because it has filed administrative protests with the Comal County Appraisal Review Board. On March 12, 2012, Bluegreen learned that Comal County filed a motion to dismiss the lawsuit without prejudice, and the Comal County Tax Collector’s Office issued revised tax certificates indicating that no past due taxes were due on the properties in question. As of the filing date of this report, Comal County has not indicated whether it intends to re-institute a claim for rollback taxes.

See also the description of the proposed BFC and Bluegreen merger litigation described above.

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

Financial instruments with off-balance sheet risk were (in thousands):

	As of December 31,
	2011	2010
Commitments to sell fixed rate residential loans	$14,882	14,408
Commitments to originate loans held for sale	14,089	12,571
Commitments to originate loans held to maturity	10,383	10,693
Commitments to purchase residential loans	—	2,590
Commitments to extend credit, including the undisbursed portion of loans in process	328,872	357,730
Standby letters of credit	6,269	9,804
Commercial lines of credit	51,990	77,144

Commitments to extend credit are agreements to lend funds to a customer subject to conditions established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements at December 31, 2011. BankAtlantic has $24.5 million of commitments to extend credit at a fixed interest rate and $328.9 million of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $5.4 million at December 31, 2011. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $0.8 million at December 31, 2011. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial property liens as collateral for such commitments which are collateralized similar to other types of borrowings.

BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $19.3 million and $29.4 million at December 31, 2011 and 2010, respectively.

BFC Financial Corporation

Notes to Consolidated Financial Statements

As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2011 BankAtlantic was in compliance with this requirement, with an investment of approximately $18.3 million in stock of the FHLB of Atlanta.

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

BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations, the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2011, BankAtlantic was secondarily liable for $8.8 million of lease payments associated with lease assignments. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans. BankAtlantic recognizes a lease guarantee obligation upon the execution of lease assignments and included in other liabilities at December 31, 2011 was $0.2 million of unamortized lease guarantee obligations.

The FDIC is authorized to raise deposit assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. In April 2009, the FDIC raised its assessment rates based on the risk rating of each financial institution and in June 2009 the FDIC imposed a 5 basis point special assessment. In September 2009, the FDIC required financial institutions to prepay, on December 31, 2009, their estimated FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Included in the Company’s statement of operations for the year ended December 31, 2009 was a $2.4 million FDIC special assessment and FDIC insurance assessments of $9.6 million, $10.1 million and $8.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in the Company’s statement of financial condition as of December 31, 2011 were prepaid FDIC assessments of $12.7 million. Continued increases in deposit insurance premiums would have an adverse effect on our results of operations.

BankAtlantic Bancorp and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although BankAtlantic Bancorp believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2011 and 2010 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management of BankAtlantic Bancorp currently estimates the aggregate range of reasonably possible losses as $0.8 million to $1.9 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2011. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BankAtlantic Bancorp’s maximum loss exposure.

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

The following is a description of BankAtlantic Bancorp’s ongoing litigation and regulatory matters.

Class action securities litigation

In October 2007, BankAtlantic Bancorp and current or former officers of BankAtlantic Bancorp were named in a lawsuit which alleged that during the period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint asserted claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and sought unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of BankAtlantic Bancorp’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. The plaintiffs have appealed the Court’s order setting aside the jury verdict with respect to certain of the defendants.

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

Litigation regarding BankAtlantic Stock Purchase Agreement with BB&T

In November 2011, holders of BankAtlantic Bancorp Parent Company’s trust preferred securities sued BankAtlantic Bancorp Parent Company alleging that the proposed sale of BankAtlantic to BB&T contemplated by the Agreement between the companies violated provisions contained in the indentures. On February 27, 2012, the Delaware Chancery Court found that the proposed transaction with BB&T, where BankAtlantic Bancorp Parent Company would retain the trust preferred securities and BB&T would purchase all of the shares of BankAtlantic minus certain assets to be retained by BankAtlantic Bancorp Parent Company, violated the successor obligor provisions in the indentures underlying the trust preferred securities. The court permanently enjoined BankAtlantic Bancorp from proceeding with the sale of the stock of BankAtlantic to BB&T on the terms contemplated by the Agreement dated November 1, 2011. Wilmington Trust Company and Wells Fargo, N.A. filed an action with the Delaware Chancery Court for reimbursement of the attorneys’ fees and expenses that they incurred in litigating the action. In March 2012, BankAtlantic Bancorp Parent Company and BB&T amended the Agreement to require BB&T to assume BankAtlantic Bancorp Parent Company’s trust preferred securities obligation upon the closing of the transaction, meeting the terms of the successor obligor provisions of the indentures. See Note 1 for a further explanation of the terms and conditions of the Agreement.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Office of Thrift Supervision Overdraft Processing Examination

As previously disclosed, the Office of Thrift Supervision advised BankAtlantic that it had determined that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. BankAtlantic filed an appeal of the OTS position. As a result of the integration of the OTS and the OCC, the appeal was reviewed by the OCC and on February 27, 2012 the OCC concurred with the OTS determination that certain of BankAtlantic’s practices were deceptive in violation of Section 5 of the FTC Act, but found that those practices were not unfair under Section 5. Based on such findings, management does not believe any monetary fines or restitution will be imposed.

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and Alan B. Levan, BankAtlantic Bancorp’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BankAtlantic Bancorp’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.

24.	Stock Option Plans

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

BFC also had a stock-based compensation plan (“1993 Plan”) which expired in 2004. No future grants can be made under the 1993 Plan; however, any previously issued options granted under that plan remain effective until either they expire, are forfeited, or are exercised. BFC’s 1993 Plan provided for the grant of both incentive and non-qualifying stock options to purchase shares of BFC’s Class B Common Stock. The maximum term of stock options granted under the 1993 Plan was ten years.

On September 21, 2009, options to purchase an aggregate of approximately 1.8 million shares of common stock, which were previously granted to and held by BFC’s directors and employees, were re-priced to a new exercise price equal to the closing price of the Company’s Class A Common Stock as quoted on the Pink Sheets Electronic Quotation Service on September 21, 2009. The re-pricing did not impact any of the other terms, including the vesting schedules or expiration dates, of the previously granted stock options. The incremental compensation cost of the re-priced vested options was approximately $157,000 which was recognized in September 2009. The remaining incremental cost for the re-priced options that were unvested at the re-pricing date was approximately $125,000, of which approximately $32,000 and $85,000 was recognized in 2011 and 2010, respectively, and $8,000 will be recognized in 2012.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Additionally, on September 21, 2009, following the Woodbridge merger, new options to purchase an aggregate of 753,254 shares of our Class A Common Stock at an exercise price of $0.41 per share, the closing price of a share of the stock on the grant date, were granted principally to Woodbridge’s directors, executive officers and employees. The weighted average estimated fair value of the options granted on September 21, 2009 was approximately $0.22 per share, and the resulting compensation cost of approximately $166,000 is being recognized over the requisite service period of four years. The options expire in five years and vest in four equal annual installments, with the first two installments having vested on September 21, 2010 and 2011.

Assumptions used in estimating the fair value of employee options granted were formulated in accordance with FASB guidance under stock compensation and applicable guidance provided by the Securities and Exchange Commission. As part of this assessment, management determined that volatility should be based on the Company’s Class A Common Stock and derived from historical price volatility over the estimated life of the stock options granted. The expected term of an option is an estimate as to how long the option will remain outstanding based upon management’s expectation of employee exercise and post-vesting forfeiture behavior. Because there were no recognizable patterns, the simplified guidance was used to determine the estimated term of options based on the midpoint of the vesting term and the contractual term. The estimate of a risk-free interest rate is based on the U.S. Treasury implied yield curve in effect at the time of grant with a remaining term equal to the expected term. BFC has never paid cash dividends and does not currently intend to pay cash dividends on its common stock. Therefore, a 0% dividend yield was assumed. Share-based compensation costs are recognized based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeiture rate and recognizes the compensation costs for those options expected to vest on a straight-line basis over the requisite service period of the award. BFC based its estimated forfeiture rate of its unvested options on its historical experience.

The option model used to calculate the fair value of the stock options which were re-priced and the stock options which were granted during 2009 was the Black-Scholes model. The table below presents the weighted average assumptions used to value such options. BFC did not grant any stock options during the years ended December 31, 2011 or 2010.

	Employees	Non-Employee Directors
	Weighted Average For the Year Ended December 31,	Weighted Average For the Year Ended December 31,
	2009	2009
Expected volatility	87.11%	81.83%
Expected dividends	—%	—%
Expected term (in years)	2.97	3.37
Average risk-free interest rate	1.50%	1.73%
Option value	$0.21	$0.22

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following table sets forth information on outstanding options:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	1,797,960	$4.57	6.35	$—
Exercised	—	0.00
Forfeited (a)	(1,777,729)	4.60
Expired	(20,231)	2.14
Granted (a)	2,530,983	0.41

Outstanding at December 31, 2009	2,530,983	$0.41	5.19	$—
Exercised	(5,500)	0.41		4
Forfeited	(13,017)	0.41
Expired	(20,290)	0.41
Granted	—	0.00

Outstanding at December 31, 2010	2,492,176	$0.41	4.24	$—
Exercised	—	0.00
Forfeited	(34,620)	0.41
Expired	(159,698)	0.41
Granted	—	0.00

Outstanding at December 31, 2011	2,297,858	$0.41	3.54	$—

Exercisable at December 31, 2011	1,755,064	$0.41	3.41	$—

Available for grant at December 31, 2011	2,470,696

(a)	The options which were re-priced during September 2009 were treated under GAAP as having been forfeited and replaced with new grants. Accordingly, the options which were re-priced are included as “Forfeited” options in the table while the “replacement” options are included as “Granted” options in the table.

The weighted average grant date fair value of options granted during 2009, including the “replacement” options deemed granted in connection with the September 2009 re-pricing, was $0.22. Total unearned compensation cost related to BFC’s unvested stock options was $80,000 at December 31, 2011. The cost is expected to be recognized during 2012. At December 31, 2011, the unearned compensation cost associated with the cancellation of outstanding Woodbridge stock options in connection with the Woodbridge merger was $63,000 and will be recognized during 2012.

During the year ended December 31, 2010, BFC received net proceeds of approximately $2,200 upon the exercise of stock options. The total intrinsic value of options exercised during the year ended December 31, 2010 was $4,000. There were no option exercises during the years ended December 31, 2011 or 2009.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following is a summary of BFC’s restricted stock activity:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	50,200	$1.26
Granted	—
Vested	(50,200)	0.22
Forfeited	—	—

Outstanding at December 31, 2009	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2010	—	$—
Granted	1,753,475	0.36
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2011	1,753,475	$0.36

On September 16, 2011, BFC’s Compensation Committee approved the granting to certain of its and its subsidiaries’ officers an aggregate of 1,753,475 shares of restricted Class A Common Stock. The restricted shares were issued on October 7, 2011. These restricted stock awards were granted under BFC’s 2005 Stock Incentive Plan and will vest in one lump sum on September 16, 2015. The fair value of the 1,753,475 shares of restricted stock on the date of grant was approximately $631,251, or $0.36 per share, and the cost is being recognized over the four-year service period from September 2011 through September 2015.

BFC recognized restricted stock compensation cost of approximately $46,000, $0, and $42,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Under the terms of the merger agreement, all options to purchase shares of Woodbridge’s Class A Common Stock outstanding at the effective time of the merger were canceled and the holders did not receive any consideration as a result of the cancellation. Restricted shares of Woodbridge’s Class A Common Stock were converted to restricted shares of BFC’s Class A Common Stock at the merger exchange ratio of 3.47 shares of BFC’s Class A Common Stock for each share of Woodbridge’s Class A Common Stock. Some of the directors, executive officers and employees of Woodbridge were also granted BFC stock options following the merger, as described above.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following table sets forth information regarding stock option activity under Woodbridge’s stock compensation plan prior to the merger:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Options outstanding at December 31, 2008	318,471	$78.89	7.19 years	—
Granted	—	—		—
Exercised	—	—		—
Cancelled	318,471	$78.89		—

Options outstanding at December 31, 2009	—	$—	—	$—

Options exercisable at December 31, 2009	—	$—	—	$—

Stock options available for equity compensation grants at December 31, 2009	—

Non-cash stock compensation expense for 2009 related to Woodbridge’s unvested stock options was $991,000, including $1.5 million of stock option compensation amortization, offset in part by $458,000 of a reversal of stock compensation previously expensed related to forfeited options. Non-cash stock compensation expense for 2009 related to Woodbridge’s restricted stock awards was $88,000.

Bluegreen

Under Bluegreen’s 2008 Stock Incentive Plan (the “Bluegreen 2008 Plan”), options and shares of restricted stock can be granted with various vesting periods. The options granted to date generally expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances for non-employee director grants. Bluegreen’s options were granted at exercise prices that either equaled or exceeded the quoted market price of its common stock on the date of grants.

Options and restricted stock granted to employees generally vest 100% on the five-year anniversary of the date of grant. Options granted to non-employee directors generally vest immediately upon grant, while restricted stock granted to non-employee directors generally vests pro-rata on a monthly basis over a one year period from the date of grant. Certain restricted stock granted during 2008 to Bluegreen’s Chairman and Vice Chairman are scheduled to vest on the five-year anniversary of the date of grant, subject to accelerated vesting pursuant to change in control provisions included in the terms of the award agreements. The proposed merger with BFC, if consummated, will not trigger the accelerated vesting of these restricted stock awards.

During the year ended December 31, 2009, Bluegreen granted to non-employee directors 119,459 stock options having an aggregate grant date fair value of $0.2 million and 92,728 shares of restricted stock having a grant date fair value of $0.3 million. There were no grants of stock-based awards during 2010 or 2011.

During October 2011, the Compensation Committee of Bluegreen’s Board of Directors accelerated the vesting of options previously granted to certain of its employees under the Bluegreen 2008 Plan to purchase an aggregate of 695,000 shares of its common stock at an exercise price of $7.50 per share. As a result of this acceleration, all such stock options fully vested on October 26, 2011. As a result of this modification, all of the $0.7 million of remaining unrecognized compensation related to these options was recognized in 2011.

In addition, during November 2011, stock option agreement amendments were entered into with respect to options previously granted to certain individuals under the Bluegreen 2008 Plan and Bluegreen’s 2005 Stock Incentive Plan (the “Bluegreen 2005 Plan”). Under the terms of the amendments, the affected options held by these individuals which in the aggregate entitled them to purchase 1,130,000 shares of Bluegreen’s common stock (including the aforementioned fully vested options to acquire 695,000 shares) and were initially scheduled to expire in 2015, or for certain of the options, 2016, expired on November 25, 2011.

BFC Financial Corporation

Notes to Consolidated Financial Statements

In November 2011, Bluegreen also entered into agreements with certain individuals holding unvested restricted shares of its common stock previously granted to them under the Bluegreen 2005 Plan and the Bluegreen 2008 Plan. Under the terms of the agreements, an aggregate of 1,077,112 unvested restricted shares of Bluegreen’s common stock were relinquished by these individuals and canceled in exchange for an aggregate cash payment of $1.5 million, to be made to the individuals in two equal installments. The first installment owed to the individuals was paid in December 2011, with the remainder due by December 31, 2012, subject to continued employment with Bluegreen (except in the case of the individual’s death or disability). This transaction was accounted for as a modification under the provisions of the accounting guidance for stock compensation and the modified award is considered a liability. As the cash payment provided for in connection with the liability was less than the fair value of the original awards immediately prior to the modification, the total compensation expense recognized in connection with the awards was based on the original grant date fair values and will be recognized ratably through the end of the service period of the liability awards (December 31, 2012).

Total stock-based compensation expense, including amounts payable under the liability awards for non-employee directors and employees during the years ended December 31, 2011 and 2010, $3.8 million and $2.6 million, respectively. The following table represents certain information related to Bluegreen’s unrecognized compensation for its stock-based awards as of December 31, 2011:

As of December 31, 2011	Weighted Average Remaining Recognition Period	Unrecognized Compensation
	(in years)	(000’s)
Stock Option Awards	1.1	$267
Restricted Stock Awards	1.0	$2,495	(1)

(1)

Includes unrecognized compensation related to restricted shares that were modified to liability awards, as such expense will continue to be recognized over the remaining service period of the liability award. See discussion above for further information.

Changes in Bluegreen’s outstanding stock option plans during 2011 and 2010 are presented below:

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value
	(In 000’s)		(In 000’s)
Balance at December 31, 2009	2,795	$9.64	956	$7,250
Granted	—	$—
Forfeited	(78)	$12.88
Expired	—	$—
Exercised	—	$—

Balance at December 31, 2010	2,717	$9.53	1,310	$91,356
Granted	—	$—
Forfeited	—	$—
Expired (1)	(1,145)	$10.63
Exercised	(67)	$2.52

Balance at December 31, 2011	1,505	$9.03	1,163	$5,546

(1)	Includes the 1,130,000 options which expired on November 25, 2011 pursuant to the stock option agreement amendments described above.

BFC Financial Corporation

Notes to Consolidated Financial Statements

During the years ended December 31, 2011 and 2010, the grant-date fair value of stock options that vested was approximately, $4.7 million and $4.0 million, respectively. The aggregate intrinsic value of Bluegreen stock options outstanding and exercisable was less than $0.1 million as of December 31, 2011 and 2010. No stock options were exercised during 2010. The total intrinsic value of Bluegreen’s stock options exercised during 2011 was $0.1 million.

A summary of the status of Bluegreen’s unvested restricted stock awards and activity during the years 2011 and 2010 are as follows (in thousands, except per option data):

Non-vested Restricted Shares	Number of Shares	Weighted-Average Grant- Date Fair Value per Share
	(In 000’s)
Unvested at December 31, 2009	1,426	$7.94
Granted	—	—
Vested	(54)	2.75
Forfeited	(45)	8.28

Unvested at December 31, 2010	1,327	$8.14
Granted	—	—
Vested	—	—
Forfeited	—	—
Cancelled in connection with modification to a liability award (1)	(1,077)	8.07

Unvested at December 31, 2011.	250	$8.47

(1)	See discussions regarding the November 2011 agreements related to the cancellation of these restricted stock awards above.

BankAtlantic Bancorp

	Stock Option Plans
	Maximum Term	Shares Authorized (3)	Class of Stock	Vesting Requirements	Type of Options (2)
		(As Adjusted)
2001 Amended and Restated Stock Option Plan (3)	10 years	156,756	Class A	(1)	ISO, NQ
2005 Restricted Stock and Option Plan (“BankAtlantic Bancorp Plan”) (4)	10 years	1,875,000	Class A	(1)	ISO, NQ

(1)	Vesting is established by the BankAtlantic Bancorp Compensation Committee in connection with each grant of options or restricted stock. All BankAtlantic Bancorp directors’ stock options vest immediately.
(2)	ISO - Incentive Stock Option

NQ - Non-qualifying Stock Option

(3)	In 2005, all shares remaining available for grant under the 2001 stock option plan were canceled.
(4)	The BankAtlantic Bancorp Plan provides that up to 1,875,000 shares of BankAtlantic Bancorp Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan. The BankAtlantic Bancorp Plan was amended in May 2009 to increase the allowable shares issuable from 240,000 to 1,875,000.

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

The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity:

	Class A Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	179,122	$265.45	5.8
Exercised	—	—
Forfeited	(7,667)	362.80
Expired	(15,412)	140.50
Granted	—	—

Outstanding at December 31, 2009	156,043	273.05	5.2
Exercised	—	—
Forfeited	(31,238)	306.70
Expired	(8,457)	212.15
Granted	—	—

Outstanding at December 31, 2010	116,348	268.45	3.7
Exercised	—	—
Forfeited	(6,751)	282.05
Expired	(17,367)	254.32
Granted	—	—

Outstanding at December 31, 2011	92,230	$277.25	3.1	$—

Exercisable at December 31, 2011	84,948	$280.91	2.9	$—

Available for grant at December 31, 2011	1,526,950

There were no options granted or exercised during each of the years in the three year period ended December 31, 2011.

Total unearned compensation cost related to the BankAtlantic Bancorp’s non-vested Class A common stock options was $0.1 million at December 31, 2011. The cost is expected to be recognized over a weighted average period of 0.5 years.

Included in the Company’s statement of operations in Financial Services compensation expense was $1.1 million, $1.4 million and $2.4 million of BankAtlantic Bancorp share-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively. There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2011, 2010 and 2009 as it was not more likely than not that BankAtlantic Bancorp would realize the tax benefits associated with the share based compensation expense.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following is a summary of BankAtlantic Bancorp’s non-vested restricted Class A common share activity:

	Class A Non-vested Restricted Stock	Weighted Average Grant date Fair Value Per Share
Outstanding at December 31, 2008	5,170	$192.35
Vested	(1,210)	132.80
Forfeited	—	—
Granted	—	—

Outstanding at December 31, 2009	3,960	210.55
Vested	(1,980)	192.60
Forfeited	(23,200)	9.10
Granted	335,000	6.20

Outstanding at December 31, 2010	313,780	7.40
Vested	(87,130)	8.68
Forfeited	(14,750)	6.20
Granted	—	—

Outstanding at December 31, 2011	211,900	$6.96

In February 2010, the Board of Directors of BankAtlantic Bancorp granted to employees 320,000 restricted shares of Class A Common Stock awards (“RSA”) under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The Board of Directors also granted 15,000 RSAs to employees of BFC that perform services for BankAtlantic Bancorp. The grant date fair value was calculated based on the closing price of BankAtlantic Bancorp’s Class A Common Stock on the grant date. The RSAs vest pro-rata over four years and had a fair value of $6.20 per share at the grant date.

As of December 31, 2011, the total unrecognized compensation cost related to BankAtlantic Bancorp non-vested restricted stock compensation was approximately $1.0 million. The cost is expected to be recognized over a weighted-average period of approximately 2 years. The fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $446,000, $15,000, and $19,000, respectively.

25.	Employee Benefit Plans and Incentive Compensation Program

BFC and Woodbridge

Defined Contribution 401(k) Plan

During 2006, the BFC 401(k) Plan was merged into the BankAtlantic Security Plus 401(k) Plan, which is an Internal Revenue Code Section 401(k) Retirement Savings Plan. Employees who have completed 90 days of service and have reached the age of 18 are eligible to participate in the 401(k) plan. Prior to April 1, 2009, when the employer match feature of the 401(k) plan was discontinued, the employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. For the year ended December 31, 2009, BFC’s contributions amounted to $49,000. During the first quarter of 2010, Woodbridge’s 401(k) Plan merged into the BankAtlantic Security Plus 401(k) Plan. During the year ended 2009, Woodbridge’s contributions to its 401(k) plan amounted to $163,000.

BFC Financial Corporation

Notes to Consolidated Financial Statements

BFC Deferred Retirement Agreement

On September 13, 2005, the Company entered into an agreement with Glen R. Gilbert, the Company’s former Chief Financial Officer, pursuant to which the Company agreed to pay him a monthly retirement benefit of $5,449 beginning January 1, 2010. During the third quarter of 2005, BFC recorded the present value of the retirement benefit payment, as actuarially determined, in the amount of $482,444, payable as a life annuity with 120 payments at 6.5% interest. The interest on the retirement benefit is recognized monthly as compensation expense. At December 31, 2011 and 2010, the deferred retirement obligation balance was approximately $584,000 and $611,000, respectively, which represents the present value of accumulated benefit obligation and is included in other liabilities in the Company’s consolidated statements of financial condition. The compensation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $39,000, $41,000 and $37,000, respectively.

Incentive Compensation Program

On September 29, 2008, Woodbridge’s Board of Directors approved the terms of an incentive program for certain employees, including certain executive officers, pursuant to which a portion of their compensation may be based on the cash returns realized on investments held by individual limited partnerships or other legal entities. Certain of the participants in this incentive program are also employees and executive officers of BFC. This incentive program qualifies as a liability-based plan and, accordingly, the components of the program are required to be evaluated in order to determine the estimated fair value of the liability, if any, to be recorded. Based on the evaluation performed at December 31, 2011 and 2010, it was determined that the liability for compensation under the executive compensation program as of December 31, 2011 and 2010 was not material.

Bluegreen

Bluegreen’s Employee Retirement Plan is an Internal Revenue Code section 401(k) Retirement Savings Plan (the “Bluegreen Plan”). Historically, all U.S.-based employees at least 21 years of age with at least one year of employment with Bluegreen were eligible to participate in the Bluegreen Plan. During January 2012, the Bluegreen Plan was amended to decrease the length of employment eligibility requirement to three months. The Bluegreen Plan provides for an annual employer discretionary matching contribution. During the year ended December 31, 2011, 2010 and for the Bluegreen Interim Period, Bluegreen did not make any contributions to the Bluegreen Plan.

BankAtlantic Bancorp

Defined Benefit Pension Plan:

At December 31, 1998, BankAtlantic froze its defined benefit pension plan (the “Plan”). All participants in the Plan ceased accruing service benefits beyond that date and became vested.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following tables set forth the Plan’s change in benefit obligation and change in plan assets (in thousands):

	As of December 31,
Change in benefit obligation	2011	2010
Benefit obligation at the beginning of the year	$33,975	31,375
Interest cost	1,828	1,838
Actuarial loss	6,055	1,956
Benefits paid	(1,284)	(1,194)

Projected benefit obligation at end of year	40,574	33,975
Change in plan assets
Fair value of Plan assets at the beginning of year	24,270	21,946
Actual return on Plan assets	196	2,737
Employer contribution	8,855	781
Benefits paid	(1,284)	(1,194)

Fair value of Plan assets as of actuarial date	32,037	24,270

Funded status at end of year	$(8,537)	(9,705)

Included in the Company’s statement of financial condition in other liabilities as of December 31, 2011 and 2010 was $8.5 million and $9.7 million, respectively, representing the under-funded pension plan amount.

Amounts recognized in accumulated other comprehensive income consisted of (in thousands):

	As of December 31,
	2011	2010	2009
Net comprehensive loss	$22,428	15,852	13,929

The change in net comprehensive loss was as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Change in comprehensive loss	$6,576	1,923	(5,761)

Components of net periodic pension expense are as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Interest cost on projected benefit obligation	$1,828	1,838	1,832
Expected return on plan assets	(2,000)	(1,804)	(1,475)
Amortization of unrecognized net gains and losses	1,283	1,322	1,648

Net periodic pension expense	$1,111	1,356	2,005

The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended December 31,
	2011	2010	2009
Weighted average discount rate used to determine benefit obligation	4.25%	5.50%	6.00
Weighted average discount rate used to to determine net periodic benefit cost	5.50%	5.50%	6.00
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	8.50

BFC Financial Corporation

Notes to Consolidated Financial Statements

Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds. The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2011. BankAtlantic Bancorp contributed $8.9 million and $0.8 million to the BankAtlantic Plan during the year ended December 31, 2011 and 2010, respectively. BankAtlantic Bancorp did not make any contributions to the BankAtlantic Plan during the year ended December 31, 2009. It is anticipated that BankAtlantic Bancorp will be required to contribute $0.7 million to the BankAtlantic Plan for the year ended December 31, 2012.

The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is monitored to determine that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there is no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility and concentration, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2011, 1.2% of the Plan’s assets were invested in the aggressive growth category.

The Plan’s targeted asset allocation was 77% equity securities, 20% debt securities and 3% cash during the year ended December 31, 2011. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.

The fair values of the pension plan’s assets at December 31, 2011 by asset category are as follows (in thousands):

Asset Category	Quoted Prices In Active Markets for Identical Assets (Level 1)
Cash	$795
Mutual Funds: (1)
US Large Cap Growth	708
US Large Cap Value	11,413
US Large Cap Blend	2,731
US Mid-Cap Growth	642
US Mid-Cap Value	1,427
US Mid-Cap Blend	1,197
US Small Cap Blend	325
International Equity	4,440
Balanced	7,990
Common Stock (2)	369

Total pension assets	$32,037

(1)	The plan maintains diversified mutual funds in an attempt to diversify risks and reduce volatility while achieving the targeted asset mix.
(2)	This category invests in aggressive growth common stocks.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The pension assets were measured using the market valuation technique with level 1 input. Quoted market prices are available for identical securities for the mutual funds and common stock and all the pension assets trade in active markets.

The following benefit payments are expected to be paid (in thousands):

Expected Future Service	Pension Benefits
2012	$1,587
2013	1,641
2014	1,708
2015	1,866
2016	1,933
Years 2017-2021	10,583

Defined Contribution 401(k) Plan:

The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Employee salary contribution limit (1)	$ 16.5	16.5	16.5
Percentage of salary limitation	% 75	75	75
Total match contribution (2)	$ —	—	771
Vesting of employer match	Immediate	Immediate	Immediate

(1)	For each of the years in the three year period ended December 31, 2011, employees over the age of 50 were entitled to contribute $22,000.
(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company discontinued the employer match on April 1, 2009.

26.	Redeemable 5% Cumulative Preferred Stock

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of the 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. At December 31, 2011, the shares of 5% Cumulative Preferred Stock were redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,020 per share for the twelve month period ending 2012 to $1,000 per share for the twelve month period ending April 29, 2016. In addition, following the effectiveness of the Second Amendment described below, to the extent the shares are not earlier redeemed pursuant to the optional redemption right, the Company will be required to redeem 5,000 shares of the 5% Cumulative Preferred Stock during each of the years ending December 31, 2016, 2017 and 2018 for an aggregate annual redemption price of $5.0 million, or $1,000 per share. The 5% Cumulative Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and currently also upon the written non-objection from the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. The Company’s Board of Directors declared the $187,500 dividend on the 5% Cumulative Preferred Stock, subject to the written non-objection of the Federal Reserve. However, BFC subsequently determined not to seek the Federal Reserve’s written non-objection to the dividend payment and, therefore, has not yet made the dividend payment. Unpaid dividends on BFC’s outstanding preferred stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. Deregistration is expected to occur in connection with the consummation of BankAtlantic Bancorp’s currently proposed sale of BankAtlantic to BB&T. Upon deregistration, dividend payments by BFC, including with respect to its outstanding preferred stock, will no longer require the prior written non-objection of the Federal Reserve. The $187,500 amount related to the fourth quarter dividend payment is included in other liabilities in the accompanying consolidated statement of financial condition as of December 31, 2011.

BFC Financial Corporation

Notes to Consolidated Financial Statements

On December 17, 2008, the Company amended certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Cumulative Preferred Stock (the “First Amendment”). The First Amendment eliminated the right of the holders of the 5% Cumulative Preferred Stock to convert their shares into shares of the Company’s Class A Common Stock. The First Amendment also required the Company to redeem shares of the 5% Cumulative Preferred Stock with the net proceeds received in the event the Company sold any shares of Benihana’s stock that it owned.

In December 2008, based on an analysis of the 5% Cumulative Preferred Stock after giving effect to the First Amendment, the Company determined that the 5% Cumulative Preferred Stock met the requirements to be re-classified outside of permanent equity at its fair value at the effective date of the amendment of approximately $11.0 million into the mezzanine category. The remaining amount of approximately $4.0 million is in additional paid in capital in the Company’s consolidated statements of financial condition. The fair value of the 5% Cumulative Preferred Stock was calculated by using an income approach by discounting estimated cash flows at a market discount rate.

During March 2012, the Company entered into an agreement with the holders of the 5% Cumulative Preferred Stock which contemplates additional amendments to the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock (the “Second Amendment”). The Second Amendment is expected to be effected by the filing of Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation, which is subject to the approval of the Company’s Board of Directors. As indicated above, following the effectiveness of the Second Amendment, the Company will be required to redeem, to the extent not earlier redeemed pursuant to the previously described optional redemption right, 5,000 shares of the 5% Cumulative Preferred Stock for an aggregate redemption price of $5.0 million ($1,000 per share) during each of the years ending December 31, 2016, 2017 and 2018. The Second Amendment is also expected to provide that, in the event of default on the Company’s obligations to make dividend payments or redeem the 5% Cumulative Preferred Stock in accordance with the mandatory redemption provision, the holders of the 5% Cumulative Preferred Stock will be entitled to receive from the Company shares of Bluegreen’s common stock having, in the aggregate, a fair market value equal to the amount of the dividend or redemption payment defaulted on, subject, in the case of a mandatory redemption payment default, to a maximum of 5,000,000 shares of Bluegreen’s common stock. In consideration therefor and as a result of BFC’s 2011 conversions of its shares of Benihana’s Series B Convertible Preferred Stock, it is contemplated that the Second Amendment will eliminate (i) the right of the holders of BFC’s 5% Cumulative Preferred Stock, in the event BFC defaulted on its dividend payment obligations with respect to its 5% Cumulative Preferred Stock, to receive directly from Benihana the payments due and (ii) the provision contained in the First Amendment which required BFC to redeem shares of the 5% Cumulative Preferred Stock with the net proceeds it receives in the event it sells any of its shares of Benihana’s Common Stock.

Under applicable accounting guidance assuming the filing of the Second Amendment and as a result of mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock will be classified as a liability at its estimated fair value beginning in the second quarter of 2012.

BFC Financial Corporation

Notes to Consolidated Financial Statements

27.	Common Stock, Preferred Stock and Dividends

Common Stock

On September 21, 2009, BFC adopted a rights agreement (“Rights Agreement”) designed to preserve shareholder value and protect our ability to use available net operating loss (“NOLs”) carryforwards. The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BFC’s Class A Common Stock and Class B Common Stock without the prior approval of BFC’s Board of Directors. Shareholders of BFC at September 21, 2009 were not required to divest any shares. Our Board of Directors has exempted the proposed merger with Bluegreen from the operation of the Rights Agreement. The merger, if consummated, will likely result in a substantial limitation on BFC’s ability to utilize available net operating loss carryforwards in the future.

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

On September 21, 2009, BFC’s Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. This program replaced the $10 million repurchase program that BFC’s Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. During the year ended December 31, 2008, BFC repurchased 100,000 shares of Class A Common Stock at an aggregate cost of $54,000 under the prior program. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the years ended December 31, 2011, 2010 or 2009.

The Company’s Articles of Incorporation authorize the Company to issue both Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock possess the remaining 78% of the total voting power. When the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. When the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held. Each of the above share thresholds is expected to be ratably reduced in connection with the reverse stock split anticipated to be effected by BFC in the event its merger with Bluegreen is consummated. The reverse stock split will also ratably reduce the number of authorized shares of the Company’s Class A Common Stock and Class B Common Stock, and be effected under Florida law through an amendment to the Company’s Articles of Incorporation. Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

Preferred Stock

The Company’s authorized capital stock includes 10 million shares of preferred stock, par value of $.01 per share. See Note 26 for further information.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Bylaw Amendments

On February 11, 2008, our Board of Directors amended our Bylaws to include advance notice procedures requiring, among other things, that a shareholder wishing to properly bring business before an annual meeting of the Company’s shareholders or nominate a candidate to serve on the Board of Directors of the Company must deliver written notice of such business or nomination to the Company’s Secretary (i) not less than 90 days nor more than 120 days prior to the anniversary date of the preceding year’s annual meeting of the Company’s shareholders or (ii) in the event that the annual meeting of the Company’s shareholders is called for a date that is not within 30 days before or after the anniversary date of the preceding year’s annual meeting of the Company’s shareholders, not later than the close of business on the tenth day after the earlier of notice of the date of the annual meeting of shareholders is mailed or public disclosure of the date of the annual meeting of shareholders is made.

On September 21, 2009, in connection with the consummation of the Woodbridge merger, our Bylaws were further amended to increase the maximum size of the Board from 12 to 15 directors and to provide that each director thereafter elected or appointed to the Board would serve for a term expiring at our next annual meeting of shareholders. As a result of the latter amendment, following our 2012 Annual Meeting of Shareholders, we will no longer have a staggered Board. Under the terms of our merger agreement with Bluegreen, our Bylaws will be amended in connection with the consummation of the merger to increase the maximum size of the Board to 20 members in order to permit the appointment to the Board of the six directors of Bluegreen who do not also currently serve as directors of BFC.

Dividends

BFC has never paid cash dividends on its common stock. BFC is currently prohibited from paying dividends on its common stock and preferred stock without the prior written non-objection of the Federal Reserve. See Note 2 for further information.

28.	Noncontrolling Interests

The following table summarizes the noncontrolling interests held by others in the Company’s subsidiaries at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
BankAtlantic Bancorp	$(7,906)	7,823
Bluegreen	39,489	44,362
Joint ventures	31,693	26,071

Total noncontrolling interests	$63,276	78,256

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following table summarizes the noncontrolling interests (loss) earnings recognized by others with respect to the Company’s subsidiaries for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Noncontrolling interest – Continuing Operations:
BankAtlantic Bancorp	$(13,522)	(85,821)	(127,716)
Woodbridge	—	—	6,008
Bluegreen	15,894	12,077	3,416
Joint ventures	9,206	7,980	(3,002)

	$11,578	(65,764)	(121,294)

Noncontrolling interest – Discontinued Operations:
BankAtlantic Bancorp	$—	(274)	2,592
Woodbridge	—	—	(661)
Bluegreen	(19,814)	(10,301)	(1,248)

	$(19,814)	(10,575)	683

Net loss attributable to noncontrolling interests	$(8,236)	(76,339)	(120,611)

29.	Fair Value Measurement

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three main valuation techniques to measure fair value of assets and liabilities: the market approach, the income approach and the cost approach. The accounting literature defines an input fair value hierarchy that has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active(markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations

BFC Financial Corporation

Notes to Consolidated Financial Statements

vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market)), and inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates).

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are only used to measure fair value to the extent that observable inputs are not available, thereby allowing for the fair value of an asset or liability to be measured in situations when there is little, if any, market activity for the asset or liability at the measurement date.

The following table presents major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements Using
Description	December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$13,418	—	13,418	—
REMICS	31,690	—	31,690	—
Benihana Common Stock	16,190	16,190	—	—
Other equity securities	1,505	1,005	500	—

Total	$62,803	17,195	45,608	—

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

There were no recurring liabilities measured at fair value in the Company’s financial statements as of December 31, 2011 or 2010.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2011 (in thousands):

	Interests in Notes Receivable Sold	Other Bonds	Benihana Convertible Preferred Stock	Total
Balance at December 31, 2009	$26,340	250	17,766	44,356
Total gains and losses (realized/unrealized)	—	—	—	—
Included in earnings	—	—	—	—
Cumulative effect of change in accounting principle (1)	(26,340)	—	—	(26,340)
Included in other comprehensive income	—	—	3,340	3,340
Purchases, issuances, and settlements	—	(250)	—	(250)
Transfers in and/or out of Level 3		—	—	—

Balance at December 31, 2010	—	—	21,106	21,106
Total gains and losses (realized/unrealized)	—	—	—	—
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	(155)	(155)
Purchases, issuances, and settlements (2)	—	—	(5,238)	(5,238)
Transfers in and/or out of Level 3 (2)	—	—	(15,713)	(15,713)

Balance at December 31, 2011	$—	—	—	—

(1)	Retained interests in notes receivable sold was eliminated upon a change in accounting principle. For further information, see Note 4.
(2)	During May and July 2011, BFC converted an aggregate of 300,000 shares of Convertible Preferred Stock of Benihana into shares of Benihana’s Common Stock. In connection with the May 2011 conversion, effective for the quarter ended June 30, 2011, we began to assess the value of our investment in Benihana’s Convertible Preferred Stock, as if converted, by using the market approach with Level 2 measurements instead of the income approach with Level 3 measurements which we historically used. During October 2011, BFC converted its remaining 500,000 shares of Convertible Preferred Stock of Benihana into shares of Benihana’s Common Stock.

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

During the year ended December 31, 2010, the estimated fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares of Benihana’s Common Stock that BFC would have received at that time upon conversion of its shares of Benihana’s Convertible Preferred Stock. At December 31, 2010, the estimated fair value of our investment in Benihana’s Convertible Preferred Stock was approximately $21.1 million based on the income approach with Level 3 inputs. As discussed above, during 2011, BFC converted all 800,000 shares of Benihana’s Convertible Preferred Stock that it owned into an aggregate of 1,582,577 shares of Benihana’s Common Stock. The estimated fair value of Benihana’s Common Stock at December 31, 2011 was obtained by using the quoted market price using Level 1 inputs. At December 31, 2011, the estimated fair value of our investment in Benihana’s Common Stock of approximately $16.2 million was based on the closing price of Benihana’s Common Stock on the NASDAQ on December 31, 2011 of $10.23 per share.

BFC Financial Corporation

Notes to Consolidated Financial Statements

Equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources, if available. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. However, for certain equity and debt securities in which observable market inputs cannot be obtained, we value these securities either using the income approach and pricing models that we have developed or based on observable market data that we adjust based on our judgment of the factors we believe a market participant would use to value the securities (Level 3). We also hold investments in private limited partnerships that do not have readily determinable fair values. We use the net asset value per share as provided by the partnership to estimate the fair value of these investments. The net asset value of the partnership is a Level 2 input since, with respect to our current limited partnership investments, we have the ability to redeem our investment at its net asset value.

The fair value of foreign currency put options was obtained using the market approach and quoted market prices using Level 1 inputs.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements Using
Description	December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1)
Loans measured for impairment using the fair value of the underlying collateral	$340,479	—	—	340,479	82,101
Impairment of real estate owned	82,217	—	—	82,217	14,215
Impairment of real estate held for sale	3,898	—	—	3,898	600
Impairment of loans held for sale	41,408	—	—	41,408	7,646

Total	$468,002	—	—	468,002	104,562

(1)	Total impairment represents the amount of loss recognized during the year ended December 31, 2011 on assets that were measured at fair value as of December 31, 2011.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements Using
Description	December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1)
Loans measured for impairment using the fair value of the underlying collateral	$395,333	—	—	395,333	$146,521
Impairment of real estate owned	26,359	—	—	26,359	6,830
Impairment of assets held for sale	13,878	—	—	13,878	4,469
Impairment of real estate held for sale	5,435	—	—	5,435	2,604

Total	$441,005	—	—	441,005	$160,424

(1)	Total impairments represent the amount of loss recognized during the year ended December 31, 2010 on assets that were measured at fair value as of December 31, 2010.

Loans Measured for Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral. BankAtlantic Bancorp primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and BankAtlantic may also adjust these values for changes in market conditions subsequent

BFC Financial Corporation

Notes to Consolidated Financial Statements

to the appraisal date. When current appraisals are not available for certain loans, BankAtlantic uses its judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. Consequently, the calculation of the fair value of the collateral uses Level 3 inputs. BankAtlantic Bancorp generally uses third party brokered price options or an automated valuation service to measure the fair value of the collateral for impaired homogenous loans in the establishment of specific reserves or charge-offs when these loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in the determination of the fair values.

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

Loans Held for Sale

Loans held for sale are valued using an income approach with Level 3 inputs as market quotes or sale transactions of similar loans are generally not available. The fair value is estimated by discounting forecasted cash flows using a discount rate that reflects the risks inherent in the loans held for sale portfolio. For non-performing loans held for sale, the forecasted cash flows are based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure or sale.

Financial Disclosures about Fair Value of Financial Instruments

The following table presents information for financial instruments at December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from other banks	$183,048	183,048	178,868	178,868
Interest bearing deposits in other banks	675,741	675,741	455,538	455,538
Restricted cash	62,727	62,727	62,249	62,249
Securities available for sale and derivatives	62,803	62,803	465,020	465,020
Investment securities	256	256	2,033	2,033
Tax certificates	46,488	45,562	89,789	90,738
Federal Home Loan Bank stock	18,308	18,308	43,557	43,557
Loans receivable including loans held for sale, net	2,497,837	2,311,177	3,039,486	2,689,890
Notes receivable	517,836	558,000	574,969	619,000
Financial liabilities:
Deposits	$3,279,852	3,279,331	3,891,190	3,893,807
Advances from FHLB	—	—	170,000	170,038
Securities sold under agreements to repurchase and other short term borrowings	—	—	22,764	22,764
Receivable-backed notes payable	478,098	468,000	569,214	560,728
Notes and mortgage notes payable and other borrowings	108,533	107,989	228,184	214,527
Junior subordinated debentures	477,316	336,221	461,568	220,080

BFC Financial Corporation

Notes to Consolidated Financial Statements

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

Interest bearing deposits in other banks include $5.7 million and $45.6 million of certificates of deposits guaranteed by the FDIC with maturities of less than one year as of December 31, 2011 and 2010, respectively. Due to the FDIC guarantee and the short maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

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

The fair value of BankAtlantic Bancorp’s performing loans is calculated by using an income approach with Level 3 inputs. The fair values are estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. Management of BankAtlantic Bancorp assigns a credit risk premium and an illiquidity adjustment to these loans based on risk grades and delinquency status.

The estimated fair value of Bluegreen’s notes receivable is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

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

In determining the fair value of BankAtlantic Bancorp’s junior subordinated debentures, BankAtlantic Bancorp used NASDAQ price quotes available with respect to its $73.5 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $263.6 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no trading markets, sales history, liquidity or readily determinable source for valuation. BankAtlantic Bancorp has deferred the payment of interest with respect to all of its junior subordinated debentures as

BFC Financial Corporation

Notes to Consolidated Financial Statements

permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at December 31, 2011 and 2010, and as a practical alternative, BankAtlantic Bancorp used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded.

The estimated fair value of Woodbridge’s and Bluegreen’s junior subordinated debentures as of December 31, 2011 and 2010 were based on the discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.

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

30.	Segment Reporting

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

The Company’s business activities currently consist of (i) Real Estate and Other Activities and (ii) Financial Services. We currently report the results of our business activities through five segments. Three of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts. Our other two segments – BankAtlantic and BankAtlantic Bancorp Parent Company - relate to our Financial Services business activities and include BankAtlantic Bancorp’s results of operations. Prior to June 30, 2011, our Real Estate and Other business activities included a fourth reporting segment, Bluegreen Communities. As described herein, Bluegreen Communities has ceased to be a separate reporting segment and is accounted for as a discontinued operation for all periods subsequent to November 16, 2009, the date on which we acquired a controlling interest in Bluegreen, as a result of the determination made by Bluegreen’s board of directors on June 30, 2011 to seek to sell Bluegreen Communities, or all or substantially all of its assets, and the Purchase and Sale Agreement subsequently entered into with respect to substantially all of the assets which comprise Bluegreen Communities. Discontinued operations for each of the years ended December 31, 2009, 2010 and 2011 include Cypress Creek Holdings, and Core Communities for each of the years ended December 31, 2009 and 2010. See Note 5 for further information regarding discontinued operations.

As indicated above, on October 12, 2011, a Purchase and Sale Agreement was entered into between seven of Bluegreen’s subsidiaries and Southstar. The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) Southstar receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement.

BFC Financial Corporation

Notes to Consolidated Financial Statements

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

The following summarizes the aggregation of the Company’s operating segments into reportable segments:

BFC Activities

The BFC Activities segment consists of BFC operations, our investment in Benihana, and other operations of Woodbridge described below. BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations, which provides human resources, risk management, investor relations and executive office administration services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”). Woodbridge’s other operations include the activities of Snapper Creek Equity Management, LLC and certain other investments.

Woodbridge has an equity interest of approximately 41% in Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant operator and franchisor engaged in the quick service and organic food industries. The investment included all of the outstanding shares of Pizza Fusion’s Series B Convertible Preferred Stock. Pizza Fusion’s Series B Convertible Preferred Stock was entitled to special voting rights, including the right, to the extent Woodbridge chose to do so, to elect a majority of Pizza Fusion’s board of directors. During December 2011, Pizza Fusion effected a stock reclassification pursuant to which each share of Pizza Fusion’s Series A and Series B Convertible Preferred Stock automatically converted into one share of Pizza Fusion’s common stock. As a result, Woodbridge is no longer deemed to have a controlling interest in Pizza Fusion and, under the applicable accounting guidance for business combinations, the financial statements of Pizza Fusion were deconsolidated as of December 31, 2011. In connection with such deconsolidation, the Company recognized a $615,000 loss on investment in subsidiary. Prior to 2011, Pizza Fusion was determined to be a VIE under the provisions of the accounting guidance for VIEs entities, and the operating results of Pizza Fusion were consolidated into BFC.

Real Estate Operations

The Company’s Real Estate Operations segment consists of the operations of Core Communities, prior to the suspension of those activities in December 2010, Carolina Oak, which was engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and Cypress Creek Holdings which was engaged in leasing activities. Cypress Creek Holdings, a wholly owned subsidiary of Woodbridge, owned an 80,000 square foot office building in Fort Lauderdale, Florida. After efforts to lease the space proved unsuccessful, the lender with respect to the office building agreed to permit Cypress Creek Holdings to pursue a short sale of the building and in December 2011, Cypress Creek Holdings signed a letter of intent for the sale of the building and as a result, Cypress Creek Holdings results of operations are reported as a discontinued operation in the Company’s consolidated financial statements and its assets are classified as “assets held for sale from discontinued operations” (see Note 5 for additional information).

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

Effective January 1, 2011, Bluegreen modified its measure of segment operating profit (loss) to include certain bank-related charges, which were previously reported as corporate general and administrative expenses. In connection with this modification, presentation for prior periods has been revised to be comparable with the current period. This revision decreased Bluegreen Resorts’ segment operating profit by $2.9 million for the year ended December 31, 2010. The impact of the revision with respect to the Bluegreen Interim Period was not material.

BFC Financial Corporation

Notes to Consolidated Financial Statements

BankAtlantic

The Company’s BankAtlantic segment consists of the banking operations of BankAtlantic, including retail banking services delivered through a network of branches located in Florida.

BankAtlantic Bancorp Parent Company

The BankAtlantic Bancorp Parent Company segment activities include the managing of non-performing loans and related real estate owned acquired from BankAtlantic as well as financing the operations of its subsidiaries.

BFC Financial Corporation

Notes to Consolidated Financial Statements

The following tables present segment information for the years ended December 31, 2011, 2010 and 2009 (in thousands):

2011	BFC Activities	Real estate Operations	Bluegreen Resorts	BankAtlantic	BankAtlantic Bancorp Parent Company	Unallocated Amounts and Eliminations	Segment Total
Revenues:
Sales of VOIs and real estate	$—	—	169,998	—	—	—	169,998
Other resorts fee-based revenue	—	—	70,985	—	—	—	70,985
Fee based sales commission and other revenues	748	—	73,673	—	—	—	74,421
Interest income	—	—	—	141,094	240	90,610	231,944
Financial Services - non-interest income	—	—	—	128,931	(321)	(1,558)	127,052

Total revenues	748	—	314,656	270,025	(81)	89,052	674,400

Costs and Expenses:
Cost of sale of VOIs and real estate	—	—	27,058	—	—	—	27,058
Cost of sale of other resorts operations	—	—	52,094	—	—	—	52,094
Interest expense	4,497	2,533	—	15,694	15,571	55,669	93,964
Provision for loan losses	—	—	—	70,424	1,214	—	71,638
Selling, general and administrative expenses	16,754	195	154,475	—	—	43,830	215,254
Other expenses	209	—	—	185,610	10,215	(870)	195,164

Total costs and expenses	21,460	2,728	233,627	271,728	27,000	98,629	655,172

Gain (loss) on settlement of investment in subsidiary	(615)	11,305	—	—	—	—	10,690
Gain on extinguishment of debt	—	11,625	—	—	—	—	11,625
Equity in earnings from unconsolidated affiliates	1,371	—	—	—	(255)	140	1,256
Other income	4,901	—	—	—	—	(3,064)	1,837

(Loss) income from continuing operations before income taxes	(15,055)	20,202	81,029	(1,703)	(27,336)	(12,501)	44,636
Less: (Benefit) provision for income taxes	(4,965)	3	—	(298)	—	26,217	20,957

(Loss) income from continuing operations	(10,090)	20,199	81,029	(1,405)	(27,336)	(38,718)	23,679
Loss from discontinued operations	—	(1,703)	—	—	—	(41,482)	(43,185)

Net (loss) income	$(10,090)	18,496	81,029	(1,405)	(27,336)	(80,200)	(19,506)

Less: Net loss attributable to noncontrolling interests						(8,236)	(8,236)

Net loss attributable to BFC						$(71,964)	(11,270)

Total assets	$65,175	6,584	785,382	3,648,546	323,112	(50,644)	4,778,155

BFC Financial Corporation

Notes to Consolidated Financial Statements

2010	BFC Activities	Real estate Operations	Bluegreen Resorts	BankAtlantic	BankAtlantic Bancorp Parent Company	Unallocated Amounts and Eliminations	Segment Total
Revenues:
Sales of VOIs and real estate	$—	2,739	164,567	—	—	—	167,306
Other resorts fee-based revenue	—	—	65,979	—	—	—	65,979
Fee based sales commission and other revenues	1,781	1,027	52,966	—	—	(250)	55,524
Interest income	—	—	—	176,025	300	96,023	272,348
Financial Services - non-interest income	—	—	—	105,762	1,257	(1,558)	105,461

Total revenues	1,781	3,766	283,512	281,787	1,557	94,215	666,618

Costs and Expenses:
Cost of sale of VOIs and real estate	—	23,232	19,862	—	—	—	43,094
Cost of sale of other resorts operations	—	—	46,863	—	—	—	46,863
Interest expense	6,264	12,094	—	24,691	14,872	61,845	119,766
Provision for loan losses	—	—	—	138,825	5,536	—	144,361
Selling, general and administrative expenses	25,602	8,220	154,436	—	—	38,495	226,753
Other expenses	—	—	—	236,315	9,043	311	245,669

Total costs and expenses	31,866	43,546	221,161	399,831	29,451	100,651	826,506

Loss on settlement of investment in subsidiary	(977)	—	—	—	—	—	(977)
Gain on extinguishment of debt	—	13,049	—	—	—	—	13,049
Equity in (loss) earnings from unconsolidated affiliates	(2,045)	—	—	—	1,054	140	(851)
Other income	6,481	888	—	—	—	(4,682)	2,687

(Loss) income from continuing operations before income taxes	(26,626)	(25,843)	62,351	(118,044)	(26,840)	(10,978)	(145,980)
Less: (Benefit) provision for income taxes	(7,097)	—	—	(2,134)	—	18,446	9,215

(Loss) income from continuing operations	(19,529)	(25,843)	62,351	(115,910)	(26,840)	(29,424)	(155,195)
Loss from discontinued operations	—	(2,962)	—	—	(500)	(21,530)	(24,992)

Net (loss) income	$(19,529)	(28,805)	62,351	(115,910)	(27,340)	(50,954)	(180,187)

Less: Net loss attributable to noncontrolling interests						(76,339)	(76,339)

Net loss attributable to BFC						$25,385	(103,848)

Total assets	$95,035	37,937	864,904	4,469,168	338,358	7,664	5,813,066

BFC Financial Corporation

Notes to Consolidated Financial Statements

2009	BFC Activities	Real estate Operations	Bluegreen Resorts	BankAtlantic	BankAtlantic Bancorp Parent Company	Unallocated Amounts and Eliminations	Segment Total
Revenues:
Sales of VOIs and real estate	$—	6,605	17,622	—	—	40	24,267
Other resorts fee-based revenue	—	—	5,073	—	—	—	5,073
Fee based sales commission and other revenues	1,296	1,071	5,520	—	—	(35)	7,852
Interest income	—	—	—	223,048	573	14,323	237,944
Financial Services - non-interest income	—	—	—	128,813	1,077	(1,565)	128,325

Total revenues	1,296	7,676	28,215	351,861	1,650	12,763	403,461

Costs and Expenses:
Cost of sale of VOIs and real estate	7,749	82,105	3,118	—	—	13,901	106,873
Cost of sale of other resorts operations	—	—	3,538	—	—	—	3,538
Interest expense	6,511	5,577	—	59,724	15,535	4,195	91,542
Provision for loan losses	—	—	—	214,244	18,414	—	232,658
Selling, general and administrative expenses	30,388	14,885	15,775	—	—	1,929	62,977
Impairment of goodwill	2,001	—	—	—	—	—	2,001
Other expenses	—	1,132	—	258,799	9,000	(826)	268,105

Total costs and expenses	46,649	103,699	22,431	532,767	42,949	19,199	767,694

Gain on bargain purchase of investment in Bluegreen	182,849	—	—	—	—	—	182,849
Gain on settlement of investment in subsidiary	16,296	—	—	—	—	13,383	29,679
Equity in earnings from unconsolidated affiliates	32,276	—	—	479	487	139	33,381
Impairment of unconsolidated affiliates	(31,181)	—	—	—	—	—	(31,181)
Impairment of other investments	(2,396)	—	—	—	—	—	(2,396)
Investment gains	6,654	—	—	—	—	—	6,654
Other income	5,775	521	—	—	—	(3,192)	3,104

Income (loss) from continuing operations before income taxes	164,920	(95,502)	5,784	(180,427)	(40,812)	3,894	(142,143)
Less: Benefit for income taxes	(35,503)	—	—	(31,719)	—	(278)	(67,500)

Income (loss) from continuing operations	200,423	(95,502)	5,784	(148,708)	(40,812)	4,172	(74,643)
(Loss) income from discontinued operations	—	(20,969)	—	—	3,701	(1,421)	(18,689)

Net income (loss)	$200,423	(116,471)	5,784	(148,708)	(37,111)	2,751	(93,332)

Less: Net loss attributable to noncontrolling interests						(120,611)	(120,611)

Net income attributable to BFC						$123,362	27,279

Total assets	$122,070	257,390	546,282	4,755,122	456,860	(95,623)	6,042,101

31.	Regulatory Matters

BFC

The Company owns approximately 53% of the total number of outstanding shares of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock, which in the aggregate represents an approximately 75% voting interest in BankAtlantic Bancorp. BankAtlantic Bancorp currently owns 100% of BankAtlantic’s outstanding common stock. Accordingly, each of BFC and BankAtlantic Bancorp currently is a “unitary savings and loan holding company” subject to regulatory oversight and examination by the Federal Reserve, including normal supervision and reporting requirements. The Federal Reserve succeeded to the supervisory authority previously held by the OTS in connection with the effectiveness of the Dodd Frank Act on July 21, 2011. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. See Note 2 and the “Regulation” section of Item 1 of this report for additional information regarding regulatory requirements applicable to BFC.

As a public company, BFC is subject to reporting and other requirements of the Securities Exchange Act of 1934.

Bluegreen

The vacation ownership and real estate industries are subject to extensive and complex federal, state, and local governmental regulation. Bluegreen is subject to various federal, state, local and foreign environmental, zoning, consumer protection, and other statutes and regulations regarding the acquisition, subdivision, marketing and sale of real estate and VOIs, and various aspects of Bluegreen’s financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity. In addition to the laws applicable to Bluegreen’s customer financing and other operations discussed below, Bluegreen is or may be subject to the Fair Housing Act and various other federal statutes and regulations. Bluegreen is also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba and Blue Water Resort in Nassau, Bahamas. In addition, in the future, VOIs may be deemed to be securities subject to regulation as such, which could have a material adverse effect on Bluegreen. The cost of complying with applicable laws and regulations may be significant and Bluegreen may not maintain compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on Bluegreen.

Bluegreen’s vacation ownership resorts are subject to various regulatory requirements, including state and local approvals. The laws of most states require Bluegreen to file a detailed offering statement describing Bluegreen’s business and all material aspects of the project and sale of VOIs with a designated state authority. In addition, when required by state law, Bluegreen provides its VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser’s rights and obligations as a VOI owner. Laws in each state where Bluegreen sells VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by Bluegreen. Most states have other laws that regulate Bluegreen’s activities, including: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and labor laws.

Under various federal, state and local laws, ordinances and regulations, the owner of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose such liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances if they exist, may adversely affect the owner’s ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when this material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered on the property or repairs made by future owners of such property.

Under these laws, Bluegreen may be required to pay for repairs to the developed property. The development, management and operation of Bluegreen’s resorts are also subject to the Americans with Disabilities Act.

Bluegreen’s customer financing activities are also subject to extensive regulation, which can include, but are not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws.

During the year ended December 31, 2011, approximately 4% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 8% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. Bluegreen attempts to monitor the actions and compliance of these third parties but there are risks associated with their use. In recent years, state regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While Bluegreen continues to be subject to telemarketing risks and potential liability, Bluegreen believes that its exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be mitigated to some extent by the use of “permission marketing,” whereby Bluegreen obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. Bluegreen has also implemented policies and procedures which it believes will help reduce the possibility that individuals who have requested to be placed on Bluegreen’s internal company do not call list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

As a public company, Bluegreen is subject to reporting and other requirements of the Securities Exchange Act of 1934.

BankAtlantic Bancorp

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law, permanently raising the maximum standard deposit insurance to $250,000 per depositor for each ownership category as defined by the FDIC. The Act also provides for full deposit insurance coverage on non-interest bearing deposit accounts until December 31, 2012.

The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp Parent Company in subsequent periods is subject to regulations and OCC approval and is based upon BankAtlantic’s regulatory capital levels and net income. Under the terms of the Bank Order, BankAtlantic is prohibited from paying dividends to BankAtlantic Bancorp Parent Company without the prior written non-objection of the OCC. The OCC would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OCC believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OCC will approve future capital distributions from BankAtlantic. Accordingly, BankAtlantic Bancorp Parent Company does not expect to receive cash dividends from BankAtlantic in the foreseeable future. BankAtlantic did not pay dividends to BankAtlantic Bancorp Parent Company during each of the years in the three year period ended December 31, 2011. However, BankAtlantic Bancorp Parent Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. There is no assurance that BankAtlantic Bancorp Parent Company will be able to monetize the loans on acceptable terms, if at all

Pursuant to the Bank Order, BankAtlantic is required to maintain a Tier 1/Core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic historically maintained its regulatory capital ratios at levels that exceeded prompt corrective action (“PCA”) “well capitalized” requirements; however, based on BankAtlantic’s risk profile, the OCC raised its regulatory capital requirements above the “well capitalized” amounts.

BankAtlantic’s actual capital amounts and ratios are presented in the table and are compared to “well capitalized” requirements and the capital requirements set forth in the Bank Order that BankAtlantic must maintain as of and subsequent to June 30, 2011 (dollars in thousands):

	Actual		PCA Defined Well Capitalized		Bank Order Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital	$349,751	15.15%	$230,926	10.00%	$323,296	14.00%
Tier I risk-based capital	$298,499	12.93%	$138,555	6.00%	$138,555	6.00%
Tangible capital	$298,499	8.22%	$54,496	1.50%	$54,496	1.50%
Core capital	$298,499	8.22%	$181,655	5.00%	$290,648	8.00%
As of December 31, 2010
Total risk-based capital	$334,601	11.72%	$285,541	10.00%	$399,758	14.00%
Tier I risk-based capital	$276,362	9.68%	$171,325	6.00%	$171,325	6.00%
Tangible capital	$276,362	6.22%	$66,672	1.50%	$66,672	1.50%
Core capital	$276,362	6.22%	$222,240	5.00%	$355,584	8.00%

32.	BFC Parent Company Financial Information

The accounting policies of BFC Parent Company are generally the same as those described in the summary of significant accounting policies in Note 1. BFC Parent Company Condensed Statements of Financial Condition at December 31, 2011 and 2010 and Condensed Statements of Operations and Cash Flows for each of the years in the three-year period ended December 31, 2011 is shown below:

BFC PARENT COMPANY CONDENSED STATEMENTS OF FINANCIAL CONDITION

(In thousands)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$1,418	4,958
Securities available for sale	16,311	38,829
Investment in Woodbridge Holdings, LLC	126,434	115,999
Investment in BankAtlantic Bancorp, Inc.	—	2,377
Investment in and advances in other subsidiaries	1,711	113
Notes receivable due from Woodbridge Holdings, LLC	7,574	2,012
Other assets	1,004	1,444

Total assets	$154,452	165,732

LIABILITIES AND EQUITY
Advances from wholly owned subsidiaries	$952	942
Accumulated loss in BankAtlantic Bancorp’s investment	11,744	—
Other liabilities	10,986	10,889

Total liabilities	23,682	11,831

Redeemable 5% Cumulative Preferred Stock	11,029	11,029
Shareholders’ equity	119,741	142,872

Total liabilities and Equity	$154,452	165,732

BFC PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Revenues	$2,175	2,018	1,202
Expenses	7,680	8,586	8,567

Loss before earnings (loss) from subsidiaries	(5,505)	(6,568)	(7,365)
Equity in earnings (loss) from Woodbridge Holdings, LLC	6,941	(36,903)	91,380
Equity in loss in BankAtlantic Bancorp	(14,194)	(59,326)	(56,786)
Equity in earnings (loss) from other subsidiaries	1,488	(2,361)	(467)

(Loss) income before income taxes	(11,270)	(105,158)	26,762
Benefit for income taxes	—	(1,310)	(517)

Net (loss) income	(11,270)	(103,848)	27,279
5% Preferred Stock dividends	(750)	(750)	(750)

Net (loss) income allocable to common stock	$(12,020)	(104,598)	26,529

BFC PARENT COMPANY STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Operating Activities:
Net cash used in operating activities	$(10,666)	(9,161)	(6,245)
Investing Activities:
Proceeds from the sale of securities available for sale	12,067	2,527	—
Proceeds from maturities of securities available for sale	15,457	38,068	—
Purchase of securities	(9,926)	(57,056)	(1,111)
Distribution from subsidiaries	91	45,085	30,084
Additions to property and equipment	—	(65)	—
Acquisition of BankAtlantic Bancorp Class A shares	(10,000)	(15,000)	(29,888)

Net cash provided by (used in) investing activities	7,689	13,559	(915)

Financing Activities:
Proceeds from issuance of Common Stock upon exercise of stock option	—	2	—
Preferred stock dividends paid	(563)	(750)	(750)

Net cash used in financing activities	(563)	(748)	(750)

(Decrease) increase in cash and cash equivalents	(3,540)	3,650	(7,910)
Cash at beginning of period	4,958	1,308	9,218

Cash at end of period	$1,418	4,958	1,308

Supplementary disclosure of non-cash investing and financing activities
BFC and Woodbridge Merger related transactions:
Increase in other liabilities	$—	—	4,604
Increase in BFC’s Class A Common Stock	—	—	303
Increase in additional paid-in capital	—	—	94,676
Decrease in BFC’s non-controlling interest in Woodbridge	—	—	(99,583)
Net increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	1,453	1,760	8,333
(Decrease) increase in accumulated other comprehensive income, net of taxes	(13,086)	1,069	527
BFC’s pro rata share of the cumulative effect of accounting changes recognized by Bluegreen	—	—	485
Net decrease in shareholders’ equity resulting from cumulative effect of change in accounting principle	—	(1,496)	—

Approximately $4.6 million and $4.7 million of the amounts set forth as other liabilities at December 31, 2011 and 2010, respectively, represents amounts due in connection with the settlement of a class action litigation that arose in connection with exchange transactions that BFC entered into in 1989 and 1991. BFC is required to repay this obligation as settlement holders submit their claims to BFC.

During the year ended December 31, 2009, BFC received dividends from BankAtlantic Bancorp of approximately $84,000. These dividends are included in operating activities in BFC’s condensed statements of cash flow. BankAtlantic Bancorp did not pay dividends to BFC during 2011 or 2010 and is currently prohibited from paying dividends.

During the years ended December 31, 2010 and 2009, BFC received dividends and distributions from Woodbridge totaling $45 million and $30 million, respectively. BFC did not receive any distributions from Woodbridge during 2011.

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

On November 11, 2011, BFC and Bluegreen entered into a definitive merger agreement pursuant to which, upon consummation of the merger contemplated thereby, Bluegreen will become a wholly-owned subsidiary of BFC. At the effective time of the merger, each outstanding share of Bluegreen’s Common Stock (other than shares owned by BFC and holders of Bluegreen’s Common Stock who exercise and perfect their appraisal rights) will be converted automatically into the right to receive eight shares of BFC’s Class A Common Stock (as adjusted in connection with the reverse stock split expected to be effected by BFC in connection with the consummation of the merger. See Note 1 for additional information regarding the proposed merger.

The following table presents related party transactions relating to the shared service arrangements between BFC, BankAtlantic Bancorp and Bluegreen for the years ended December 31, 2011, 2010 and 2009. Amounts related to BankAtlantic Bancorp and BankAtlantic for all periods, and Bluegreen for 2011, 2010 and the Bluegreen Interim Period were eliminated in consolidation (in thousands).

		For the Year Ended December 31, 2011
		BFC	BankAtlantic Bancorp	Bluegreen
Shared service income (expense)	(a)	$1,688	(1,292)	(396)
Facilities cost and information technology	(b)	$(410)	359	51
		For the Year Ended December 31, 2010
		BFC	BankAtlantic Bancorp	Bluegreen
Shared service income (expense)	(a)	$2,565	(2,105)	(460)
Facilities cost and information technology	(b)	$(544)	484	60
		For the Year Ended December 31, 2009
		BFC	BankAtlantic Bancorp	Bluegreen
Shared service income (expense)	(a)	$2,342	(1,805)	(537)
Facilities cost and information technology	(b)	$(533)	479	54

(a)	Pursuant to the terms of shared service agreements between BFC and BankAtlantic Bancorp, subsidiaries of BFC provide human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services.
(b)	As part of the shared service arrangement, BFC pays BankAtlantic and Bluegreen for the cost of office facilities utilized by BFC and its shared service operations. BFC also pays BankAtlantic for information technology related services pursuant to a separate agreement. BankAtlantic received approximately $91,000, $154,000, and $160,000 under the information technology services agreement during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, BFC had cash and cash equivalents accounts at BankAtlantic with balances of approximately $0.2 million and $1.8 million, respectively. These accounts were on the same general terms as deposits made by unaffiliated third parties. BFC recognized nominal interest income in connection with these funds held at BankAtlantic during the year ended December 31, 2011 and 2010.

In June 2010, BankAtlantic Bancorp and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC receives a monthly fee of $12,500 from each of BankAtlantic and BankAtlantic Bancorp and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, BFC will receive a fee equal to 1% of the net value recovered. During the years ended December 31, 2011 and 2010, BFC was paid approximately $0.7 million and $0.8 million, respectively, of real estate advisory service fees under this agreement.

During 2010, BFC loaned approximately $8.0 million to BankAtlantic Bancorp. BankAtlantic Bancorp executed a promissory note in favor of BFC with a maturity date of July 30, 2010. The note provided for payment either in cash or shares of BankAtlantic Bancorp’s Class A Common Stock, depending on the results of BankAtlantic Bancorp’s then ongoing rights offering and the number of shares allocable to BFC pursuant to its exercise of subscription rights in the rights offering. During July 2010, BankAtlantic Bancorp satisfied the promissory note in full through the issuance of shares of BankAtlantic Bancorp’s Class A Common Stock to BFC, which were in addition to the shares previously issued to BFC as a result of its exercise of subscription rights in the rights offering.

During the years ended December 31, 2011 and 2010, Bluegreen reimbursed the Company approximately $0.1 million and $1.4 million, respectively, for certain expenses incurred in assisting Bluegreen in its efforts to explore additional sources of liquidity. Additionally, during the years ended December 31, 2011 and 2010, Bluegreen paid Snapper Creek, a subsidiary of the Company, approximately $0.7 million and $1.3 million, respectively, for a variety of management advisory services. In addition, we also have an agreement with Bluegreen relating to the maintenance of different independent registered public accounting firms. Pursuant to this agreement, Bluegreen has reimbursed or will reimburse BFC approximately $0.5 million and $0.6 million of fees related to certain reviews and procedures performed by our independent registered public accounting firm at Bluegreen as part of its financial statement audits for 2011 and 2010, respectively.

Beginning in 2009, Bluegreen entered into a land lease with Benihana, who constructed and operates a restaurant on one of Bluegreen’s land parcels. Under the terms of the lease, Bluegreen receives payments from Benihana of approximately $0.1 million annually.

During December 2009, Benihana engaged a subsidiary of BFC to provide certain management, financial advisory and other consulting services. For the year ended December 31, 2010, the consulting fees payable to BFC’s subsidiary under this arrangement were approximately $650,000. This engagement ceased during November 2010. In addition, during 2010, Benihana engaged a separate subsidiary of BFC to provide insurance and risk management services. For the year ended December 31, 2010, BFC’s subsidiary received approximately $45,000 under this arrangement. This engagement ceased during January 2011.

In prior periods, BankAtlantic Bancorp issued options to purchase shares of BankAtlantic Bancorp’s Class A Common Stock to employees of BFC. Additionally, certain employees of BankAtlantic Bancorp have transferred to affiliate companies, and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp from time to time also issues options and restricted stock awards to employees of BFC that perform services for BankAtlantic Bancorp. During the year ended December 31, 2010, BankAtlantic Bancorp granted 15,000 restricted shares of its Class A Common Stock to employees of BFC that perform services for BankAtlantic Bancorp. These stock awards are scheduled to vest in equal annual installments over a four-year period. There were no options exercised by former BankAtlantic Bancorp employees during the years ended December 31, 2011, 2010 or 2009. Expenses relating to all options and restricted stock awards granted by BankAtlantic Bancorp to BFC employees, as described in this paragraph, was approximately $51,000, $77,000 and $50,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

BankAtlantic Bancorp’s outstanding options and non-vested restricted stock granted to employees of BFC consisted of the following as of December 31, 2011 and 2010:

	As of December 31, 2011		As of December 31, 2010
	BankAtlantic Bancorp Class A Common Stock	Weighted Average Price	BankAtlantic Bancorp Class A Common Stock	Weighted Average Price
Options outstanding	6,999	$311.03	9,551	$276.31
Non-vested restricted stock	11,250	—	15,000	—

BankAtlantic Bancorp and its subsidiaries utilize certain services of the law firm of Greenspoon Marder, successor to Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden McClosky”). Bruno Di Giulian, a director of BankAtlantic Bancorp, was of counsel to Ruden McClosky, until his retirement from the firm in 2006. During the years ended December 31, 2011, 2010 and 2009, BankAtlantic Bancorp paid fees to Ruden McClosky totaling $250,000, $181,000 and $55,000, respectively, and BFC paid fees to Ruden McClosky totaling $19,000, $203,000 and $484,000, respectively.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

34.	Earnings (Loss) per Share

The Company has two classes of common stock outstanding. The two-class method is not presented in the table below because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. The number of shares which may be acquired upon the exercise of options and considered outstanding for purposes of calculating diluted earnings per share is based upon application of the treasury stock method to the options outstanding as of the end of the period.

The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011	2010	2009
(In thousands, except per share data)
Basic (loss) earnings per common share
Numerator:
Income (loss) from continuing operations	$23,679	(155,195)	(74,643)
Less: Noncontrolling interests income (loss) from continuing operations	11,578	(65,764)	(121,294)

Income (loss) attributable to BFC	12,101	(89,431)	46,651
Preferred stock dividends	(750)	(750)	(750)

Income (loss) allocable to common stock	11,351	(90,181)	45,901

Loss from discontinued operations	(43,185)	(24,992)	(18,689)
Less: Noncontrolling interests (loss) income from discontinued operations	(19,814)	(10,575)	683

Loss from discontinued operations attributable to BFC	(23,371)	(14,417)	(19,372)

Net (loss) income allocable to common shareholders	$(12,020)	(104,598)	26,529

Denominator:

Basic weighted average number of common shares outstanding	75,790	75,379	57,235

Basic (loss) earnings per common share:
Earnings (loss) per share from continuing operations	$0.15	(1.20)	0.80
Loss per share from discontinued operations	(0.31)	(0.19)	(0.33)

Basic (loss) earnings per share	$(0.16)	(1.39)	0.47

Diluted (loss) earnings per common share
Numerator:
Income (loss) allocable to common stock	11,351	(90,181)	45,901
Loss from discontinued operations	(23,371)	(14,417)	(19,372)

Net (loss) income allocable to common shareholders	$(12,020)	(104,598)	26,529

Denominator:
Basic weighted average number of common shares outstanding	75,790	75,379	57,235
Effect of dilutive stock options and unvested restricted stock	108	—	—

Diluted weighted average number of common shares outstanding	75,898	75,379	57,235

Diluted (loss) earnings per common share:
Earnings (loss) per share from continuing operations	$0.15	(1.20)	0.80
Loss per share from discontinued operations	(0.31)	(0.19)	(0.33)

Diluted (loss) earnings per share	$(0.16)	(1.39)	0.47

Options to acquire 2,297,858, 2,492,176, and 2,530,983 shares of common stock were anti-dilutive and not included in the calculation of diluted earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009, respectively.

35.	Selected Quarterly Results (Unaudited)

The following tables summarize the results of operations for each fiscal quarter during the years ended December 31, 2011 and 2010 (in thousands except for per share data):

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$144,069	199,257	173,442	157,632	674,400
Costs and expenses	166,111	163,205	165,631	160,225	655,172

	(22,042)	36,052	7,811	(2,593)	19,228
Gain (loss) on settlement of investment in subsidiary	11,305	—	—	(615)	10,690
Gain on extinguishment of debt	—	—	—	11,625	11,625
Equity in earnings (loss) from unconsolidated affiliates	1,777	475	513	(1,509)	1,256
Other income	574	403	318	542	1,837

(Loss) income from continuing operations before income taxes	(8,386)	36,930	8,642	7,450	44,636
Less: provision for income taxes	2,497	6,520	5,424	6,516	20,957

(Loss) income from continuing operations	(10,883)	30,410	3,218	934	23,679
Discontinued operations, net of income tax	(1,443)	(33,393)	(3,059)	(5,290)	(43,185)

Net (loss) income	(12,326)	(2,983)	159	(4,356)	(19,506)
Less: Net (loss) income attributable to noncontrolling interests	(9,715)	3,955	1,963	(4,439)	(8,236)

Net (loss) income attributable to BFC	(2,611)	(6,938)	(1,804)	83	(11,270)
Preferred Stock dividends	(188)	(187)	(188)	(187)	(750)

Net loss allocable to common stock	$(2,799)	(7,125)	(1,992)	(104)	(12,020)

Basic (Loss) Earnings per Common Share
(Loss) earnings per share from continuing operations	$(0.02)	0.14	—	0.04	0.15
Loss per share from discontinued operations	(0.02)	(0.23)	(0.02)	(0.04)	(0.31)

Net loss per common share	$(0.04)	(0.09)	(0.03)	—	(0.16)

Diluted (Loss) Earnings per Common Share
(Loss) earnings per share from continuing operations	$(0.02)	0.14	—	0.04	0.15
Loss per share from discontinued operations	(0.02)	(0.23)	(0.02)	(0.04)	(0.31)

Net loss per common share	$(0.04)	(0.09)	(0.03)	—	(0.16)

Basic weighted average number of common shares outstanding	75,381	75,381	75,381	77,001	75,790

Diluted weighted average number of common and common equivalent shares outstanding	75,381	75,381	75,381	77,118	75,898

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$151,552	185,096	176,658	153,312	666,618
Costs and expenses	182,314	220,365	203,184	220,643	826,506

	(30,762)	(35,269)	(26,526)	(67,331)	(159,888)
(Loss) gain on settlement of investment in subsidiary	—	(1,135)	—	158	(977)
Gain on extinguishment of debt	—	—	—	13,049	13,049
Equity in earnings (loss) from unconsolidated affiliates	193	276	317	(1,637)	(851)
Other income	438	1,195	498	556	2,687

Loss from continuing operations before income taxes	(30,131)	(34,933)	(25,711)	(55,205)	(145,980)
Less: (Benefit) provision for income taxes	(863)	4,541	2,218	3,319	9,215

Loss from continuing operations	(29,268)	(39,474)	(27,929)	(58,524)	(155,195)
Discontinued operations, net of income tax	(3,832)	(1,323)	(8,983)	(10,854)	(24,992)

Net loss	(33,100)	(40,797)	(36,912)	(69,378)	(180,187)
Less: Net loss attributable to noncontrolling interests	(13,320)	(25,219)	(12,091)	(25,709)	(76,339)

Net loss attributable to BFC	(19,780)	(15,578)	(24,821)	(43,669)	(103,848)
Preferred Stock dividends	(188)	(187)	(188)	(187)	(750)

Net loss allocable to common stock	$(19,968)	(15,765)	(25,009)	(43,856)	(104,598)

Basic (Loss) Earnings per Common Share
Loss per share from continuing operations	$(0.23)	(0.21)	(0.26)	(0.48)	(1.20)
(Loss) earnings per share from discontinued operations	(0.03)	—	(0.07)	(0.10)	(0.19)
Net loss per common share	$(0.26)	(0.21)	(0.33)	(0.58)	(1.39)

Diluted (Loss) Earnings per Common Share
Loss per share from continuing operations	$(0.23)	(0.21)	(0.26)	(0.48)	(1.20)
(Loss) earnings per share from discontinued operations	(0.03)	—	(0.07)	(0.10)	(0.19)

Net loss per common share	$(0.26)	(0.21)	(0.33)	(0.58)	(1.39)

Basic weighted average number of common shares outstanding	75,376	75,379	75,381	75,381	75,379

Diluted weighted average number of common and common equivalent shares outstanding	75,376	75,379	75,381	75,381	75,379

36.	Subsequent Event

In March 2012, the Bluegreen/Big Cedar Joint Venture, in which Bluegreen owns a 51% interest, made a cash distribution of its operating proceeds to its members. The distribution totaled $15.0 million and was allocated between the Bluegreen/Big Cedar Joint Venture’s members based on their respective equity ownership interests in the Bluegreen/Big Cedar Joint Venture, resulting in a $7.7 million distribution to Bluegreen and a $7.3 million distribution to the other member.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2011, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting includes controls over the preparation of financial statements in accordance with the instruction to the consolidated financial statements for savings and loan holding companies (OTS Form H-(b) 11) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of December 31, 2011, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in its report which appears in this Annual Report on Form 10-K. See Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information required by Items 10 through 14 will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2012 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2011. Alternatively, we may provide the information required by Items 10 through 14 in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

(1)	Financial Statements

The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.

Report of Independent Registered Certified Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2011.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2011.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2011.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2011.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

Schedules not listed are omitted as the required information is either not applicable or is presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit Number	Description	Reference

3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997

3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K, filed June 27, 2002

3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003

3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005

3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008

3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009

3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009

3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009

3.9	Form of Second Amended and Restated Articles of Incorporation to become effective upon closing of the merger contemplated by the merger agreement attached as Exhibit 10.9	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 2 to Registrant’s Registration Statement on Form S-4 filed February 13, 2012

3.10	Bylaws, as amended, effective September 21, 2009	Annex E of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009

3.11	Form of Bylaws, as proposed to be amended to become effective upon closing of the merger contemplated by the merger agreement attached as Exhibit 10.9	Annex E of the joint proxy statement/prospectus that forms a part of Amendment No. 2 to Registrant’s Registration Statement on Form S-4 filed February 13, 2012

4.1	Specimen Class A Common Stock Certificate	Exhibit 4.1 of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed February 2, 2011

4.2	Specimen Class B Common Stock Certificate	Exhibit 4.2 of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed February 2, 2011

4.3	Rights Agreement dated as of September 21, 2009 by and between BFC Financial Corporation and American Stock Transfer and Trust Company, LLC as Rights Agent.	Exhibit 4.1 of Registrant’s Current Report on Form 8-K, filed September 25, 2009

10.1	BFC Financial Corporation 2005 Stock Incentive Plan, as amended on May 19, 2009	Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009

10.2	BFC Financial Corporation Stock Option Plan	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 31, 1996

10.3	Settlement Agreement dated April 25, 2011 by and among AmT CADC Venture, LLC, f/k/a AmTrust CADC Venture LLC, successor-in-interest to Federal Deposit Insurance Corporation as Receiver for AmTrust Bank, Woodbridge Holdings, LLC, successor by merger to Woodbridge Holdings Corporation (f/k/a Levitt Corporation), and Carolina Oak Homes, LLC, successor to Levitt and Sons of Jasper County, LLC	Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011

10.4	Agreement by and between Core Communities, LLC, a Florida limited liability company, Horizons Acquisition 5, LLC, a Florida limited liability company, Core Communities of South Carolina, LLC, a South Carolina limited liability company and PSL Acquisitions, LLC, an Iowa limited liability company doing business in the State of Florida as PSL Acquisitions I, LLC	Exhibit 10.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 8, 2011

10.5	BankAtlantic Bancorp, Inc. – Order to Cease and Desist	Exhibit 10.1 to BankAtlantic Bancorp Inc.’s Current Report on Form 8-K filed February 25, 2011

10.6	BankAtlantic – Order to Cease and Desist	Exhibit 10.2 to BankAtlantic Bancorp’s Inc.’s Current Report on Form 8-K filed February 25, 2011

10.7	Stock Purchase Agreement, dated as of November 1, 2011 between BB&T Corporation and BankAtlantic Bancorp, Inc.	Exhibit 10.1 to BankAtlantic Bancorp Inc.’s Current Report on Form 8-K filed November 7, 2011

10.8	Amendment to Stock Purchase Agreement, dated as of March 13, 2012, between BB&T Corporation and BankAtlantic Bancorp, Inc.	Exhibit 2.2 to BankAtlantic Bancorp, Inc.’s Current Report on Form 8-K filed March 16, 2012

10.9	Agreement and Plan of Merger, dated as of November 11, 2011, by and among BFC Financial Corporation, BXG Florida, LLC and Bluegreen Corporation	Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed November 14, 2011

21.1	Subsidiaries of the Registrant	Filed with this Report

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report

23.2	Consent of Ernst & Young LLP	Filed with this Report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

101. INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Labels Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

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

BFC FINANCIAL CORPORATION

March 30, 2012	By: /s/ Alan B. Levan
Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 30, 2012
Alan B. Levan	Chairman of the Board, President and Chief Executive Officer

/s/ John E. Abdo		March 30 2012
John E. Abdo	Vice Chairman of the Board

/s/ Seth M. Wise		March 30, 2012
Seth M. Wise	Executive Vice President and Director

/s/ Jarett Levan		March 30, 2012
Jarett Levan	Executive Vice President and Director

/s/ John K. Grelle		March 30, 2012
John K. Grelle	Executive Vice President and Chief Financial Officer

/s/ Maria R. Scheker		March 30 2012
Maria R. Scheker	Chief Accounting Officer

/s/ D. Keith Cobb		March 30, 2012
D. Keith Cobb	Director

/s/ Darwin Dornbush		March 30, 2012
Darwin Dornbush	Director

/s/ Oscar J. Holzmann		March 30, 2012
Oscar J. Holzmann	Director

/s/ Alan Levy		March 30, 2012
Alan Levy	Director

/s/ Joel Levy		March 30, 2012
Joel Levy	Director

/s/ William Nicholson		March 30, 2012
William Nicholson	Director

/s/ Neil A. Sterling		March 30, 2012
Neil A. Sterling	Director