Form 10-K/A
period 2011-12-31
BFC FINANCIAL CORP
filed 2012-04-18
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2011

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

The number of outstanding shares of each of the registrant’s classes of common stock, as of April 9, 2012 was as follows:

Class A Common Stock, $.01 par value: 70,275,222 shares outstanding

Class B Common Stock, $.01 par value: 6,859,501 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

BFC Financial Corporation (the “Company” or “BFC”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011 (this “Amendment”) to include the information required by Items 10-14 of Part III of Form 10-K. In addition, following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the Original Form 10-K”), the Company identified an error in “Item 6 - Selected Financial Data” related to its investment in unconsolidated trusts and the income from those unconsolidated trusts for the years ended December 31, 2011 and 2010 in the amount of $0.7 million and $0.6 million, respectively. Further, on the balance sheet information contained in “Item 6 – Selected Financial Data” of the Original Form 10-K, $87.2 million of real estate owned was erroneously included in inventory as of December 31, 2011 and debt related to discontinued operations of $11.4 million, $11.6 million, $11.8 million and $12.0 million were erroneously included in other borrowings as of December 31, 2010, 2009, 2008 and 2007, respectively. Accordingly, the Company is filing with this Amendment a revised “Item 6 – Selected Financial Data” to correct these errors.

In this Amendment, the Company is also revising Note 35 to the Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary” solely to correct errors with respect to revenues, costs and expenses, income (loss) from continuing operations before income taxes, provision for income taxes and loss from discontinued operations, net of income taxes, in each case for the first and fourth quarters of 2011 and related to the previously disclosed reclassification of Bluegreen Communities as a discontinued operation. In connection therewith, new consents of the independent registered public accounting firms whose reports are included in “Item 8 – Financial Statements and Supplementary Data” and XBRL interactive data files are attached as exhibits hereto. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are filed as exhibits to this Amendment.

For the convenience of the reader, this Amendment contains the full text of the Original Form 10-K in its entirety, as amended hereby. However, this Amendment does not reflect subsequent events that may have occurred after the filing date of the Original Form 10-K and, except as described above, it does not change, modify or update the disclosures made therein.

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

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2007 through 2011, as it was previously reported and as revised. See the “Explanatory Note” above for further information regarding the revisions. Certain selected financial data presented below is derived from our consolidated financial statements. This table is a summary and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 of this Amendment No. 1 to Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2011	2011	2010	2010	2009	2008	2007
	(In thousands, except for per share data)
	(As Revised)	(As Previously Reported)	(As Revised)	(As Previously Reported)
Statements of Operations Data:
Revenues
Real Estate and Other Activities	$403,529	403,529	382,422	382,422	49,374	15,761	414,928
Financial Services	270,871	270,173	284,196	284,828	354,087	449,571	520,793

	674,400	673,702	666,618	667,250	403,461	465,332	935,721

Costs and Expenses
Real Estate and Other Activities	358,292	358,292	399,650	399,650	194,227	74,342	708,799
Financial Services	296,880	296,880	426,856	426,856	573,467	634,970	579,458

	655,172	655,172	826,506	826,506	767,694	709,312	1,288,257

Gain on bargain purchase of investment in Bluegreen	—	—	—	—	182,849	—	—
Gain (loss) on settlement of investment in subsidiary	10,690	10,690	(977)	(977)	29,679	—	—
Gain on extinguishment of debt	11,625	11,625	13,049	13,049	—	—	—
Equity in earnings (loss) from unconsolidated affiliates	1,256	1,954	(851)	(1,483)	33,381	15,064	12,724
Impairment of unconsolidated affiliates	—	—	—	—	(31,181)	(96,579)	—
Impairment of other investments	—	—	—	—	(2,396)	(15,548)	—
Investment gains	—	—	—	—	6,654	2,076	—
Other income	1,837	1,837	2,687	2,687	3,104	7,743	17,173

Income (loss) from continuing operations before income taxes	44,636	44,636	(145,980)	(145,980)	(142,143)	(331,224)	(322,639)
Less: Provision (benefit) for income taxes	20,957	20,957	9,215	9,215	(67,500)	15,763	(69,763)

Income (loss) from continuing operations	23,679	23,679	(155,195)	(155,195)	(74,643)	(346,987)	(252,876)
(Loss) income from discontinued operations, net of income taxes	(43,185)	(43,185)	(24,992)	(24,992)	(18,689)	18,376	7,971
Extraordinary gain, net of income taxes	—	—	—	—	—	9,145	2,403

Net (loss) income	(19,506)	(19,506)	(180,187)	(180,187)	(93,332)	(319,466)	(242,502)
Less: Net (loss) income attributable to noncontrolling interests	(8,236)	(8,236)	(76,339)	(76,339)	(120,611)	(260,567)	(212,043)

Net (loss) income attributable to BFC	(11,270)	(11,270)	(103,848)	(103,848)	27,279	(58,899)	(30,459)
Preferred Stock dividends	(750)	(750)	(750)	(750)	(750)	(750)	(750)

Net (loss) income allocable to common stock	$(12,020)	(12,020)	(104,598)	(104,598)	26,529	(59,649)	(31,209)

Common Share Data (1), (2)
Basic (loss) earnings per share of common stock:
Earnings (loss) per share from continuing operations	$0.15	0.15	(1.20)	(1.20)	0.80	(1.61)	(0.88)
(Loss) earnings per share from discontinued operations	(0.31)	(0.31)	(0.19)	(0.19)	(0.33)	0.09	0.01
Earnings per share from extraordinary items	—	—	—	—	—	0.20	0.06

Net (loss) earnings per share of common stock	$(0.16)	(0.16)	(1.39)	(1.39)	0.47	(1.32)	(0.81)

Diluted (loss) earnings per share of common stock:
Earnings (loss) per share from continuing operations	$0.15	0.15	(1.20)	(1.20)	0.80	(1.61)	(0.88)
(Loss) earnings per share from discontinued operations	(0.31)	(0.31)	(0.19)	(0.19)	(0.33)	0.09	0.01
Earnings per share from extraordinary items	—	—	—	—	—	0.20	0.06

Net (loss) earnings per share of common stock	$(0.16)	(0.16)	(1.39)	(1.39)	0.47	(1.32)	(0.81)

Basic weighted average number of
common shares outstanding	75,790	75,790	75,379	75,379	57,235	45,097	38,778

Diluted weighted average number of
common shares outstanding	75,898	75,898	75,379	75,379	57,235	45,097	38,778

	As of December 31,
	2011	2011	2010	2010	2009	2009	2008	2008	2007	2007
	(As Revised)	(As Previously Reported)	(As Revised)	(As Previously Reported)	(As Revised)	(As Previously Reported)	(As Revised)	(As Previously Reported)	(As Revised)	(As Previously Reported)
	(In thousands)
Balance Sheet Data (at period end):
Loans, loans held for sale and notes receivable, net	$3,015,673	3,015,673	3,614,455	3,614,455	3,963,086	3,963,086	4,317,645	4,317,645	4,528,538	4,528,538
Inventory	213,325	300,499	265,319	265,319	384,007	384,007	268,763	268,763	270,229	270,229
Securities	109,547	109,547	556,842	556,842	467,520	467,520	979,417	979,417	1,191,173	1,191,173
Total assets	4,778,155	4,778,155	5,813,066	5,813,066	6,042,101	6,042,101	6,395,582	6,395,582	7,114,433	7,114,433
Deposits	3,279,852	3,279,852	3,891,190	3,891,190	3,948,818	3,948,818	3,919,796	3,919,796	3,953,405	3,953,405
Securities sold under agreements to repurchase, federal funds purchased and other short term borrowings	—	—	22,764	22,764	27,271	27,271	279,726	279,726	159,905	159,905
Other borrowings (3)	1,063,947	1,063,947	1,428,966	1,440,353	1,350,393	1,362,000	1,544,531	1,556,362	1,980,691	1,992,718
BFC Shareholders’ equity	119,741	119,741	142,872	142,872	245,083	245,083	112,867	112,867	184,037	184,037
Noncontrolling interests	63,276	63,276	78,256	78,256	159,312	159,312	262,554	262,554	558,950	558,950
Total equity	183,017	183,017	221,128	221,128	404,395	404,395	375,421	375,421	742,987	742,987

(1)	Since its inception, BFC has not paid any cash dividends on its common stock.
(2)	While BFC has two classes of common stock outstanding, the two-class method is not presented because BFC’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.
(3)	Other borrowings consist of FHLB advances, notes and mortgage notes payable and other borrowings, receivable-backed notes payable and junior subordinated debentures.

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

See Notes to Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2011

(In thousands)

	Shares of Common Stock Outstanding		Class A Common	Class B Common	Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Compre- hensive Incom	Total BFC Shareholders’	Non- controlling Interest in	Total
	Class A	Class B	Stock	Stock	Capital	Earnings	(Loss)	Equity	Subsidiaries	Equity
Balance, December 31, 2008	38,254	6,875	382	69	123,562	(8,848)	(2,298)	112,867	262,554	375,421
Net income (loss)	—	—	—	—	—	27,279	—	27,279	(120,611)	(93,332)
Noncontrolling interests from acquisitions	—	—	—	—	—	—	—	—	71,344	71,344
Other comprehensive income, net of taxes	—	—	—	—	—	—	527	527	3,001	3,528
Merger transaction (Note 3)	30,246	—	303	—	94,676	—	—	94,979	(99,583)	(4,604)
Transfer of shares of Common Stock	21	(21)	—	—	—	—	—	—	—	—
Pro rata share of the cumulative effect of accounting changes recognized by Bluegreen on retained interests in notes receivable sold	—	—	—	—	—	485	—	485	1,575	2,060
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	8,333	—	—	8,333	—	8,333
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	41,032	41,032
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(750)	—	(750)	—	(750)
Share-based compensation related to stock options and restricted stock	—	—	—	—	1,363	—	—	1,363	—	1,363

Balance, December 31, 2009	68,521	6,854	$685	$69	$227,934	$18,166	$(1,771)	$245,083	$159,312	$404,395
Cumulative effect of change								—		—
in accounting principle (Note 4)	—	—	—	—	—	(2,421)	925	(1,496)	(1,073)	(2,569)

Balance beginning of year, as adjusted			$685	$69	$227,934	$15,745	$(846)	$243,587	$158,239	$401,826
Net loss	—	—	—	—	—	(103,848)	—	(103,848)	(76,339)	(180,187)
Other comprehensive income (loss)	—	—	—	—	—	—	1,069	1,069	(1,036)	33
Issuance of Class B Common Stock from exercise of options	—	6	—	—	2	—	—	2	—	2
Net effect of
subsidiaries’ capital
transactions attributable to BFC	—	—	—	—	1,760	—	—	1,760	—	1,760
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	(2,608)	(2,608)
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(750)	—	(750)	—	(750)
Share-based compensation related to stock options	—	—	—	—	1,052	—	—	1,052	—	1,052

Balance, December 31, 2010	68,521	6,860	$685	$69	$230,748	$(88,853)	$223	$142,872	$78,256	$221,128
Net loss	—	—	—	—	—	(11,270)	—	(11,270)	(8,236)	(19,506)
Other comprehensive loss	—	—	—	—	—	—	(13,086)	(13,086)	(6,677)	(19,763)
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	1,453	—	—	1,453	—	1,453
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	(67)	(67)
Issuance of restricted Class A Common Stock	1,754	—	18	—	(18)	—	—	—		—
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(750)	—	(750)	—	(750)
Share-based compensation	—	—	—	—	522	—	—	522	—	522

Balance, December 31, 2011	70,275	6,860	$703	$69	$232,705	$(100,873)	$(12,863)	$119,741	$63,276	$183,017

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

As described below, BankAtlantic Bancorp and BankAtlantic each entered into Cease and Desist Orders with the OTS during February 2011. (See “BankAtlantic Bancorp and BankAtlantic – Regulatory Considerations” below for a discussion regarding the terms of the Cease and Desist Orders.) Based on its ownership interest in BankAtlantic Bancorp, BFC may in the future be required to enter into a Cease and Desist Order with the Federal Reserve addressing its ownership and oversight of those companies. BFC is also subject to the same regulatory restrictions as BankAtlantic Bancorp with respect to its current status as a “unitary savings and loan holding company”. See the “Regulation” portion of the “Business” section hereof for Information Regarding such Regulatory Requirements.

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

BFC

The Company owns approximately 53% of the total number of outstanding shares of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock, which in the aggregate represents an approximately 75% voting interest in BankAtlantic Bancorp. BankAtlantic Bancorp currently owns 100% of BankAtlantic’s outstanding common stock. Accordingly, each of BFC and BankAtlantic Bancorp currently is a “unitary savings and loan holding company” subject to regulatory oversight and examination by the Federal Reserve, including normal supervision and reporting requirements. The Federal Reserve succeeded to the supervisory authority previously held by the OTS in connection with the effectiveness of the Dodd Frank Act on July 21, 2011. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. See Note 2 and the “Regulation” portion of the “Business” section hereof for additional information regarding regulatory requirements applicable to BFC.

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

The following tables summarize the results of operations for each fiscal quarter during the years ended December 31, 2011 and 2010. As described in the footnotes to the 2011 table, certain amounts for the quarters ended March 31, 2011 and December 31, 2011 have been revised from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012 (hereafter referred to in this Note 35 as the “Original Form 10-K”).

2011	First Quarter	First Quarter		Second Quarter	Third Quarter	Fourth Quarter	Fourth Quarter		Total
	(in thousands, except for per share data)
	(As Revised)	(As Previously Reported)				(As Revised)	(As Previously Reported)
Revenues	$149,792	144,069	(1)	199,257	173,442	151,909	157,632	(1)	674,400
Costs and expenses	172,614	166,111	(1)	163,205	165,631	153,722	160,225	(1)	655,172

	(22,822)	(22,042)		36,052	7,811	(1,813)	(2,593)		19,228
Gain (loss) on settlement of investment in subsidiary	11,305	11,305		—	—	(615)	(615)		10,690
Gain on extinguishment of debt	—	—		—	—	11,625	11,625		11,625
Equity in earnings (loss) from unconsolidated affiliates	1,777	1,777		475	513	(1,509)	(1,509)		1,256
Other income	574	574		403	318	542	542		1,837

(Loss) income from continuing operations before income taxes	(9,166)	(8,386	)(1)	36,930	8,642	8,230	7,450	(1)	44,636
Less: provision for income taxes	2,145	2,497	(1)	6,520	5,424	6,868	6,516	(1)	20,957

(Loss) income from continuing operations	(11,311)	(10,883)		30,410	3,218	1,362	934		23,679
Discontinued operations, net of income tax	(1,015)	(1,443	)(2)	(33,393)	(3,059)	(5,718)	(5,290	)(2)	(43,185)

Net (loss) income	(12,326)	(12,326)		(2,983)	159	(4,356)	(4,356)		(19,506)
Less: Net (loss) income attributable to noncontrolling interests	(9,715)	(9,715)		3,955	1,963	(4,439)	(4,439)		(8,236)

Net (loss) income attributable to BFC	(2,611)	(2,611)		(6,938)	(1,804)	83	83		(11,270)
Preferred Stock dividends	(188)	(188)		(187)	(188)	(187)	(187)		(750)

Net loss allocable to common stock	$(2,799)	(2,799)		(7,125)	(1,992)	(104)	(104)		(12,020)

Basic (Loss) Earnings per Common Share
(Loss) earnings per share from continuing operations	$(0.03)	(0.02)		0.14	—	0.04	0.04		0.15
Loss per share from discontinued operations	(0.01)	(0.02)		(0.23)	(0.02)	(0.04)	(0.04)		(0.31)

Net loss per common share	$(0.04)	(0.04)		(0.09)	(0.03)	—	—		(0.16)

Diluted (Loss) Earnings per Common Share
(Loss) earnings per share from continuing operations	$(0.03)	(0.02)		0.14	—	0.04	0.04		0.15
Loss per share from discontinued operations	(0.01)	(0.02)		(0.23)	(0.02)	(0.04)	(0.04)		(0.31)

Net loss per common share	$(0.04)	(0.04)		(0.09)	(0.03)	—	—		(0.16)

Basic weighted average number of common shares outstanding	75,381	75,381		75,381	75,381	77,001	77,001		75,790

Diluted weighted average number of common and common equivalent shares outstanding	75,381	75,381		75,381	75,381	77,118	77,118		75,898

(1)	Includes corrections related to the reclassification of Bluegreen Communities as a discontinued operation. The corrections for the quarter ended March 31, 2011 are as follows: (a) a $5.7 million increase to revenues, (b) a $6.5 million increase to costs and expenses, (c) a $0.8 million increase to loss from continuing operations before income taxes, and (d) a $0.4 million decrease to provision for income taxes. The corrections for the quarter ended December 31, 2011 are as follows: (a) a $5.7 million decrease to revenues, (b) a $6.5 million decrease to costs and expenses, (c) a $0.8 million increase to income from continuing operations before income taxes, and (d) a $0.4 million increase to provision for income taxes. The revisions mentioned above are in each case compared to the amounts reported in the Original Form 10-K.
(2)	As a result of the revisions noted above, the loss from discontinued operations, net of income tax, for the quarter ended March 31, 2011 decreased by $0.4 million and, for the quarter ended December 31, 2011, the loss from discontinued operations, net of income tax, increased by $0.4 million, in each case compared to the amounts reported in the Original Form 10-K.

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Revenues	$151,552	185,096	176,658	153,312	666,618
Costs and expenses	182,314	220,365	203,184	220,643	826,506

	(30,762)	(35,269)	(26,526)	(67,331)	(159,888)
(Loss) gain on settlement of investment in subsidiary	—	(1,135)	—	158	(977)
Gain on extinguishment of debt	—	—	—	13,049	13,049
Equity in earnings (loss) from unconsolidated affiliates	193	276	317	(1,637)	(851)
Other income	438	1,195	498	556	2,687

Loss from continuing operations before income taxes	(30,131)	(34,933)	(25,711)	(55,205)	(145,980)
Less: (Benefit) provision for income taxes	(863)	4,541	2,218	3,319	9,215

Loss from continuing operations	(29,268)	(39,474)	(27,929)	(58,524)	(155,195)
Discontinued operations, net of income tax	(3,832)	(1,323)	(8,983)	(10,854)	(24,992)

Net loss	(33,100)	(40,797)	(36,912)	(69,378)	(180,187)
Less: Net loss attributable to noncontrolling interests	(13,320)	(25,219)	(12,091)	(25,709)	(76,339)

Net loss attributable to BFC	(19,780)	(15,578)	(24,821)	(43,669)	(103,848)
Preferred Stock dividends	(188)	(187)	(188)	(187)	(750)

Net loss allocable to common stock	$(19,968)	(15,765)	(25,009)	(43,856)	(104,598)

Basic (Loss) Earnings per Common Share
Loss per share from continuing operations	$(0.23)	(0.21)	(0.26)	(0.48)	(1.20)
(Loss) earnings per share from discontinued operations	(0.03)	—	(0.07)	(0.10)	(0.19)
Net loss per common share	$(0.26)	(0.21)	(0.33)	(0.58)	(1.39)

Diluted (Loss) Earnings per Common Share
Loss per share from continuing operations	$(0.23)	(0.21)	(0.26)	(0.48)	(1.20)
(Loss) earnings per share from discontinued operations	(0.03)	—	(0.07)	(0.10)	(0.19)

Net loss per common share	$(0.26)	(0.21)	(0.33)	(0.58)	(1.39)

Basic weighted average number of common shares outstanding	75,376	75,379	75,381	75,381	75,379

Diluted weighted average number of common and common equivalent shares outstanding	75,376	75,379	75,381	75,381	75,379

36.	Subsequent Event

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

PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in its report which appears herein. See Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information with respect to the Company’s executive officers and directors as of April 2, 2012.

Name	Age	Position
Alan B. Levan	67	Chairman, Chief Executive Officer and President
John E. Abdo	68	Vice Chairman
Jarett S. Levan	38	Executive Vice President and Director
Seth M. Wise	42	Executive Vice President and Director
John K. Grelle	68	Executive Vice President, Chief Financial Officer and Chief Risk Officer
Maria R. Scheker	54	Senior Vice President and Chief Accounting Officer
D. Keith Cobb	71	Director
Darwin Dornbush	82	Director
Oscar Holzmann	69	Director
Alan J. Levy	72	Director
Joel Levy	72	Director
William Nicholson	66	Director
Neil Sterling	60	Director

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

Alan B. Levan formed the I.R.E. Group (predecessor to BFC) in 1972. Since 1978, he has been Chairman of the Board, President and Chief Executive Officer of BFC or its predecessors. Since 1994, he has been Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and, since 1987, he has served as Chairman of the Board of BankAtlantic. The Company owns shares of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock representing approximately 75% of the total voting power of BankAtlantic Bancorp. Since 2002, Mr. Levan has also served as Chairman of the Board of Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange (“NYSE”) listed company in which the Company currently owns an approximately 54% voting interest, and since June 2009, he has served as a director of Benihana Inc. (“Benihana”), a NASDAQ Global Select Market listed company in which the Company holds a significant investment. He was Chairman of the Board and Chief Executive Officer of Woodbridge Holdings Corporation from 1985 until September 2009 when it merged with a wholly owned subsidiary of the Company. BFC’s Board of Directors believes that Mr. Levan is a strong operating executive and that his proven leadership skills enhance the Board and BFC. BFC’s Board of Directors also believes that Mr. Levan’s management and directorship positions at BFC and BankAtlantic Bancorp and his directorship positions at Bluegreen and Benihana provide the board with critical insight regarding the business and prospects of each company. Alan B. Levan is the father of Jarett S. Levan.

John E. Abdo has served as a director of BFC since 1988 and Vice Chairman of the Board of BFC since 1993. He has been Vice Chairman of the Board of BankAtlantic since April 1987, Chairman of the Executive Committee of BankAtlantic since October 1985 and Vice Chairman of the Board of BankAtlantic Bancorp since 1994. Mr. Abdo has served on the Board of Directors of Benihana since 1990 and currently serves as its Vice Chairman. He has also served as Vice Chairman of the Board of Bluegreen since 2002. Mr. Abdo is also President of Abdo Companies,

Inc., a member of the Board of Directors of the Performing Arts Center Authority (“PACA”) and former President and current director and Chairman of the Finance Committee of the Broward Performing Arts Foundation. Mr. Abdo served as Vice Chairman of Woodbridge Holdings Corporation from 2001 until September 2009 when it merged with a wholly owned subsidiary of BFC. BFC’s Board of Directors believes that it benefits from Mr. Abdo’s contributions to the Board, many of which are the result of his extensive knowledge of the Florida business community and the business and affairs of BFC, BankAtlantic Bancorp, Bluegreen and Benihana based on his long history of service on behalf of those companies. BFC’s Board of Directors also believes that Mr. Abdo’s real estate background provides additional perspective to the Board.

Jarett S. Levan was appointed to BFC’s Board of Directors during September 2009 in connection with the consummation of the merger between BFC and Woodbridge Holdings Corporation and was appointed to serve as Executive Vice President of BFC during April 2011. He is the President and a director of BankAtlantic Bancorp and the Chief Executive Officer and President of BankAtlantic and has served in various capacities at BankAtlantic, including as Executive Vice President and Chief Marketing Officer; President, Alternative Delivery; President, BankAtlantic.com; and Manager of Investor Relations. He joined BankAtlantic as an attorney in the Legal Department in January 1998. He also serves as Chairman of the Cultural Foundation of Broward and as a director of the Broward Performing Arts Foundation, the Fort Lauderdale Museum of Art, the Museum of Discovery and Science (Fort Lauderdale), the Broward Alliance, the Broward Workshop and the Broward County Cultural Council. BFC’s Board of Directors believes that Mr. Levan’s management and directorship positions at BankAtlantic Bancorp allow him to provide insight to the Board with respect to its business and affairs as well as the financial services industry in general. Jarett S. Levan is the son of Alan B. Levan.

Seth M. Wise has served as a director and Executive Vice President of BFC since he was appointed to such positions in connection with the consummation of the merger between BFC and Woodbridge Holdings Corporation during September 2009. Since July 2005, Mr. Wise has served as President of Woodbridge Holdings Corporation and its successor entity, Woodbridge Holdings, LLC, after serving as Executive Vice President of Woodbridge Holdings Corporation since September 2003. At the request of Woodbridge Holdings Corporation, Mr. Wise served as President of Levitt and Sons, LLC, the former wholly owned homebuilding subsidiary of Woodbridge Holdings Corporation, prior to its filing for bankruptcy on November 9, 2007. He also previously was Vice President of Abdo Companies, Inc. BFC’s Board of Directors believes that Mr. Wise’s experience and background in the real estate industry gained from his executive positions at Woodbridge Holdings Corporation and Abdo Companies enhance the Board’s knowledge and insight relating to BFC’s operations and the real estate industry.

John K. Grelle joined BFC as acting Chief Financial Officer on January 11, 2008. Mr. Grelle was appointed Executive Vice President and Chief Financial Officer of BFC on May 20, 2008 and Chief Risk Officer on September 16, 2011. From May 2008 until the consummation of the merger between BFC and Woodbridge Holdings Corporation during September 2009, Mr. Grelle also served as Executive Vice President, Chief Financial Officer and principal accounting officer of Woodbridge Holdings Corporation. Prior to joining BFC, Mr. Grelle served as a Partner of Tatum, LLC, an executive services firm. From 2003 through October 2007, when Mr. Grelle joined Tatum, LLC, Mr. Grelle was the founder and principal of a business formation and strategic development consulting firm. From 1996 through 2003, Mr. Grelle served as Senior Vice President and Chief Financial Officer of ULLICO Inc. and, from 1993 through 1995, he served as Managing Director of DCG Consulting. Mr. Grelle has also been employed in various other executive and financial positions throughout his career, including Chairman and Chief Executive Officer of Old American Insurance Company; Controller of the Financial Services Division of American Can Company (later known as Primerica); Chairman, President and Chief Executive Officer of National Benefit Life, a subsidiary of Primerica; President of Bell National Life; Senior Vice President and Chief Financial Officer of American Health and Life; Controller of Sun Life America; and Director of Strategic Planning and Budgeting for ITT Hamilton Life. Mr. Grelle is a former member of the board of directors of the N.Y. Council of Life Insurers.

Maria R. Scheker was appointed Chief Accounting Officer of BFC in April 2007. Ms. Scheker joined BFC in 1985 and has held various positions with BFC during this time, including Assistant Controller from 1993 through 2003. Ms. Scheker was appointed Controller of BFC in 2003 and Senior Vice President of BFC in March 2006. Ms. Scheker has been a Certified Public Accountant in the State of Florida since 2003.

D. Keith Cobb has been a director of BFC since 2004. Mr. Cobb has served as a business consultant and strategic advisor to a number of companies since 1996. In addition, Mr. Cobb completed a six-year term on the Board of the Federal Reserve Bank of Miami in 2002. Mr. Cobb spent thirty-two years as a practicing Certified Public

Accountant at KPMG LLP, and was Vice Chairman and Chief Executive Officer of Alamo Rent A Car, Inc. from 1995 until its sale in 1996. Mr. Cobb has served on the Board of Directors of BankAtlantic Bancorp since 2003 and Alliance Data Systems Corporation since 2004. He also served on the Boards of Directors of RHR International, Inc. from 1998 through 2008. BFC’s Board of Directors believes that it benefits from Mr. Cobb’s extensive banking, financial and board service background and that Mr. Cobb brings insight to the Board with respect to the Company’s business, financial condition and strategic development.

Darwin Dornbush was appointed to BFC’s Board of Directors during September 2009 in connection with the consummation of the merger between BFC and Woodbridge Holdings Corporation after previously serving as a director of Woodbridge Holdings Corporation since 2003. Mr. Dornbush has been a partner in the law firm of Dornbush Schaeffer Strongin & Venaglia, LLP since 1964. He also served as Secretary of Cantel Medical Corp., a healthcare company, until 2010 and as a director of that company until 2009. In addition, Mr. Dornbush served as a member of the Board of Directors of Benihana from 1995 through 2005 and again from 2009 through January 2012. From 1983 until 2008, he served as Secretary of Benihana and its predecessor. BFC’s Board of Directors believes that it benefits from Mr. Dornbush’s experience in legal and business matters gained from his career as a practicing attorney and his previous and current memberships on public company boards.

Oscar Holzmann has been a director of BFC since 2002. Mr. Holzmann has been an Associate Professor of Accounting at the University of Miami School of Business since 1980. He received his Ph.D. in Business Administration from Pennsylvania State University in 1974. BFC’s Board of Directors believes that Mr. Holzmann’s background gives him a unique perspective and position to contribute to the Board. His accounting and financial knowledge also make him a valuable member of BFC’s Audit Committee.

Alan J. Levy was appointed to BFC’s Board of Directors during September 2009 in connection with the consummation of the merger between BFC and Woodbridge Holdings Corporation after previously serving as a director of Woodbridge Holdings Corporation since 2005. Mr. Levy is the founder and, since 1980, has served as the President and Chief Executive Officer of Great American Farms, Inc., an agricultural company involved in the farming, marketing and distribution of a variety of fresh fruits and vegetables. BFC’s Board of Directors believes that Mr. Levy’s leadership skills and business experience gained from his service as the President and Chief Executive Officer of Great American Farms enhances the Board.

Joel Levy was appointed to BFC’s Board of Directors during September 2009 in connection with the consummation of the merger between BFC and Woodbridge Holdings Corporation after previously serving as a director of Woodbridge Holdings Corporation since 2003. Mr. Levy is currently the Vice Chairman of Adler Group, Inc., a commercial real estate company, and he served as President and Chief Operating Officer of Adler Group from 1984 through 2007. Mr. Levy also serves as President and Chief Executive Officer of JLRE Consulting, Inc. Mr. Levy is a Certified Public Accountant with vast experience in public accounting. BFC’s Board of Directors believes that Mr. Levy’s experience relating to the real estate industry gained from his executive positions at Adler Group and JLRE Consulting and his previous directorship at Woodbridge Holdings Corporation provide meaningful insight to the Board and that, based on his finance and accounting background, Mr. Levy makes important contributions to BFC’s Audit Committee.

William Nicholson was appointed to BFC’s Board of Directors during September 2009 in connection with the consummation of the merger between BFC and Woodbridge Holdings Corporation after previously serving as a director of Woodbridge Holdings Corporation since 2003. Since May 2010, Mr. Nicholson has served as a principal of Heritage Capital Group, an investment banking firm. He also served as a principal of Heritage Capital Group from December 2003 through March 2009. In addition, since 2004, Mr. Nicholson has served as President of WRN Financial Corporation and, since 2008, he has been a principal with EXP Loan Services LLC. He was also the Managing Director of BSE Management, LLC from March 2009 through April 2010. BFC’s Board of Directors believes that, because of Mr. Nicholson’s extensive knowledge of the capital and financial markets and broad experience working with the investment community, Mr. Nicholson provides important insight to the Board on financial issues.

Neil Sterling has served as a director of BFC since 2003. Mr. Sterling has been the principal of The Sterling Resources Group, Inc., a business development consulting firm, since 1998. He is also the principal of SRG Technology, LLC, a software development and sales company, and New River Consulting Group, LLC, a business development consulting firm. As a successful business consultant, BFC’s Board of Directors believes that Mr. Sterling brings strategic insight to the Board, both with respect to BFC’s business and investments as well as emerging business models.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis during the year ended December 31, 2011.

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

Audit Committee Members and Financial Expert

The Company’s Board of Directors has established an Audit Committee. Joel Levy, Chairman, Oscar Holzmann and William Nicholson serve as the members of the Audit Committee. The Board has determined that each member of the Audit Committee is “financially literate” and “independent,” within the meaning of the listing standards of the NYSE and applicable Securities and Exchange Commission (“SEC”) rules and regulations, and that each of Mr. Joel Levy and Mr. Holzmann is qualified as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain summary information concerning compensation which, during the fiscal years ended December 31, 2011 and 2010, the Company, BankAtlantic Bancorp (including BankAtlantic) and Bluegreen paid to or accrued on behalf of the Company’s Chief Executive Officer and each of the next two most highly compensated executive officers of the Company during the fiscal year ended December 31, 2011 (collectively, the “Named Executive Officers”).

Name and Principal Position	Source (1)	Year	Salary($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total($)
Alan B. Levan, Chairman of the Board, President and Chief Executive Officer	BFC	2011	1,046,712	—	162,000	—	—	—	261,837	1,470,549
	BBX	2011	503,519	—	—	—	—	(19,630)	11,675	495,564
	BXG	2011	—	—	—	—	—	—	100	100

			1,550,231	—	162,000	—	—	(19,630)	273,612	1,966,213

	BFC	2010	1,035,865	—	—	—	—	—	260,384	1,296,249
	BBX	2010	552,716	—	310,000	—	23,663	(19,539)	15,328	882,168
	BXG	2010	—	—	—	—	—	—	100	100

			1,588,581	—	310,000	—	23,663	(19,539)	275,812	2,178,517

John E. Abdo, Vice Chairman of the Board	BFC	2011	1,046,712	—	162,000	—	—	—	306,240	1,514,952
	BBX	2011	503,519	—	—	—	—	(8,344)	40	495,215
	BXG	2011	—	—	—	—	—	—	6,351	6,351

			1,550,231	—	162,000	—	—	(8,344)	312,631	2,016,518

	BFC	2010	1,035,865	—	—	—	—	—	306,240	1,342,105
	BBX	2010	552,716	—	310,000	—	23,663	(8,313)	420	878,486
	BXG	2010	—	—	—	—	—	—	6,351	6,351

			1,588,581	—	310,000	—	23,663	(8,313)	313,011	2,226,942

Seth M. Wise, Executive Vice President	BFC	2011	525,000	—	107,991	—	—	—	7,200	640,191
	BBX	2011	—	—	—	—	—	—	—	—
	BXG	2011	—	—	—	—	—	—	—	—

			525,000	—	107,991	—	—	—	7,200	640,191

	BFC	2010	472,662	—	—	—	—	—	7,062	479,724
	BBX	2010	—	—	—	—	—	—	—	—
	BXG	2010	—	—	—	—	—	—	—	—

			472,662	—	—	—	—	—	7,062	479,724

(1)	Amounts identified as BFC represent amounts paid or accrued by BFC. Amounts identified as BBX represent amounts paid or accrued by BankAtlantic Bancorp and BankAtlantic. Amounts identified as BXG represent amounts paid or accrued by Bluegreen. Mr. Wise did not receive any compensation from BankAtlantic Bancorp, BankAtlantic or Bluegreen during 2011 or 2010.
(2)	On September 16, 2011, the Company’s Compensation Committee approved the grant of restricted shares of the Company’s Class A Common Stock to certain officers of the Company and its subsidiaries, including 450,000 restricted shares to each of Messrs. Levan and Abdo and 299,975 restricted shares to Mr. Wise. The restricted stock awards were granted under BFC’s 2005 Stock Incentive Plan and will cliff vest at the end of the four year service period on September 16, 2015. On February 23, 2010, each of Messrs. Levan and Abdo received 50,000 restricted shares of BankAtlantic Bancorp’s Class A Common Stock. These restricted stock awards were granted under BankAtlantic Bancorp’s 2005 Restricted Stock Option Plan and will vest in four equal annual installments, with the first two installments having vested on February 23, 2011 and 2012. Assumptions used in the calculation of the grant date fair value of these awards are included in Note 24 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012.

(3)	During 2006, BankAtlantic Bancorp’s Board of Directors and shareholders approved BankAtlantic Bancorp’s 2006 Performance-Based Annual Incentive Plan, which was designed to advance the interests of BankAtlantic Bancorp and its shareholders by providing certain of BankAtlantic Bancorp’s key executives with annual incentive compensation tied to the achievement of pre-established and objective performance goals and to promote the success and profitability of BankAtlantic Bancorp’s business. During 2010 and 2011, all members of the Executive Management Council of BankAtlantic, including Messrs. Levan and Abdo, were eligible to receive bonuses ranging from 50% to 200% of the applicable executive officer’s base salary based, in whole or in part, upon the achievement of quarterly and annual threshold objectives, including objectives related to reductions in core non-interest expense and targets for core earnings. The amounts for 2010 represent amounts earned by Messrs. Levan and Abdo based on the achievement of the performance objectives for the first quarter of 2010. While the annual performance objective related to core earnings established for 2010 was achieved, in light of the overall financial environment, and based on the recommendation of Mr. Levan and the concurrence of BankAtlantic Bancorp’s other “named executive officers”, BankAtlantic Bancorp’s Compensation Committee determined not to grant any bonuses related to the achievement of that objective. No amounts were paid to Messrs. Levan or Abdo, or accrued by BankAtlantic Bancorp on behalf of Messrs. Levan and Abdo, with respect to the performance objectives established under the plan for 2011.
(4)	Represents the decrease in the actuarial present value of accumulated benefits under the Retirement Plan for Employees of BankAtlantic (the “BankAtlantic Retirement Plan”). Additional information regarding the BankAtlantic Retirement Plan is set forth in the narrative accompanying the table entitled “Pension Benefits – 2011” below.
(5)	Items included under “All Other Compensation” for 2011 for each of the Named Executive Officers are set forth in the table below:

	Levan	Abdo	Wise
BFC
Perquisites and other benefits	$112,637	$—	$—
Amounts paid for life and disability insurance premiums	135,567	—	—
Management fees paid to Abdo Companies, Inc.	—	306,240	—
Amount paid for automobile expenses	13,633	—	7,200

All other compensation	$261,837	$306,240	$7,200

BBX
Perquisites and other benefits	$11,635	$—	$—
Dividends on restricted stock, REIT shares	40	40	—

All other compensation	$11,675	$40	$—

BXG
Perquisites and other benefits	$—	$6,251	$—
Directors fees	100	100	—

All other compensation	$100	$6,351	$—

The value of perquisites and other benefits included in the rows entitled “Perquisites and other benefits” in the table above is calculated based on their incremental cost to the respective company, which is determined based on the actual cost of providing these perquisites and other benefits. All perquisites and other benefits received in 2011 by Mr. Levan from the Company related to his personal use of the Company’s tickets to entertainment and sporting events.

Mr. Abdo is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Messrs. Levan and Abdo are not officers of Bluegreen; however, they serve as Chairman and Vice Chairman, respectively, of Bluegreen’s Board of Directors and have in the past and may in the future receive compensation from Bluegreen in consideration for their service in such capacities. As indicated in the table above, Messrs. Levan and Abdo each received a cash fee of $100 from Bluegreen for their service as directors of Bluegreen during 2011. Mr. Abdo also received perquisites and other benefits from Bluegreen valued at $6,251.

Outstanding Equity Awards at Fiscal Year-End – 2011

The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2011.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock that have not Vested		Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards Number of Unearned Share, Units or Other Rights that have not Vested	Equity Incentive Plan Awards Market or Payout Value or Unearned Shares, Units or Other Rights that have not Vested
Alan B. Levan	210,579	(1)(3)	—		N/A	$0.41	(9)	2/7/2013
	93,750	(1)(4)	—			$0.41	(9)	7/28/2014
	76,340	(2)(5)	76,340	(2)(5)		$0.41		9/21/2014
	75,000	(2)(6)	—			$0.41	(9)	7/11/2015
	75,000	(2)(7)	—			$0.41	(9)	6/5/2016
	—		75,000	(2)(8)		$0.41	(9)	6/4/2017
									450,000	(10)	$157,500	N/A	N/A

John E. Abdo	210,579	(1)(3)	—		N/A	$0.41	(9)	2/7/2013
	93,750	(1)(4)	—			$0.41	(9)	7/28/2014
	93,690	(2)(5)	93,690	(2)(5)		$0.41		9/21/2014
	75,000	(2)(6)	—			$0.41	(9)	7/11/2015
	75,000	(2)(7)	—			$0.41	(9)	6/5/2016
	—		75,000	(2)(8)		$0.41	(9)	6/4/2017
									450,000	(10)	$157,500	N/A	N/A

Seth M. Wise	39,912	(2)(5)	39,912	(2)(5)	N/A	$0.41		9/21/2014	299,975	(10)	$104,991	N/A	N/A

(1)	Represents options to purchase shares of the Company’s Class B Common Stock.
(2)	Represents options to purchase shares of the Company’s Class A Common Stock.
(3)	Vested on February 7, 2008.
(4)	Vested on July 28, 2009.
(5)	Vests in four equal annual installments. The first two installments vested on September 21, 2010 and 2011.
(6)	Vested on July 11, 2010.
(7)	Vested on June 5, 2011.
(8)	Vests on June 4, 2012.
(9)	Options were re-priced on September 21, 2009 to a new exercise price of $0.41 per share (the closing price of BFC’s Class A Common Stock as quoted on the Pink Sheets on September 21, 2009).
(10)	Vests on September 16, 2015.

The following table sets forth certain information regarding equity-based awards of BankAtlantic Bancorp held by the Named Executive Officers as of December 31, 2011.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Alan B. Levan	3,135	(2)		N/A	$213.96	3/4/2012
	3,135	(3)			$185.26	3/31/2013
	2,400	(4)			$455.00	7/5/2014
	2,400	(5)			$475.50	7/11/2015
							37,500	(6)	$126,750	N/A	N/A

John E. Abdo	2,900	(2)		N/A	$213.96	3/4/2012
	2,900	(3)			$185.26	3/31/2013
	1,600	(4)			$455.00	7/5/2014
	1.600	(5)			$475.50	7/11/2015
							37,500	(6)	$126,750	N/A	N/A

Seth M. Wise	522	(2)		N/A	$213.96	3/4/2012
	523	(3)			$185.26	3/31/2013
	200	(4)			$455.00	7/5/2014

(1)	All options are to purchase shares of BankAtlantic Bancorp’s Class A Common Stock.
(2)	Vested on March 4, 2007.
(3)	Vested on March 31, 2008.
(4)	Vested on July 6, 2009.
(5)	Vested on July 12, 2010.
(6)	Vesting pro-rata over four years, with the first two installments having vested on February 23, 2011 and 2012. Includes 12,500 shares for each of Mr. Alan Levan and Mr. Abdo, which vested with the second installment on February 23, 2012.

The following table sets forth certain information regarding equity-based awards of Bluegreen held by Messrs. Levan and Abdo as of December 31, 2011. Mr. Wise does not currently hold, and as of December 31, 2011 did not hold, any equity-based awards of Bluegreen.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Alan B. Levan
	50,000	(1)			—	$18.36	7/20/2015	—		—	—	—
	50,000	(2)			—	$12.07	7/19/2016	—		—	—	—
			50,000	(3)	—	$11.98	7/18/2017	—		—	—	—
			71,000	(4)	—	$7.50	5/21/2015	—		—	—	—
			50,000	(5)	—	$9.31	5/21/2018	—		—	—	—
					—	—	—	71,000	(4)	$199,510	—	—
John E. Abdo
	50,000	(1)			—	$18.36	7/20/2015	—		—	—	—
	50,000	(2)			—	$12.07	7/19/2016	—		—	—	—
			50,000	(3)	—	$11.98	7/18/2017	—		—	—	—
			71,000	(4)	—	$7.50	5/21/2015	—		—	—	—
			50,000	(5)	—	$9.31	5/21/2018	—		—	—	—
					—	—	—	71,000	(4)	$199,510	—	—

(1)	Vested on July 20, 2005.
(2)	Vested on July 19, 2011.
(3)	Vests on July 18, 2012.
(4)	Scheduled to vest on May 21, 2013; however, in the event of a change-in-control of Bluegreen at a price of at least $12.50 per share of common stock, a percentage (of up to 100%) of the options and restricted shares will vest depending on both the timing of the change-in-control and the actual price for a share of Bluegreen’s common stock in the transaction which results in the change-in-control. The Company’s currently proposed merger with Bluegreen will not result in the acceleration of these options and restricted stock awards. See “Certain Relationships and Related Transactions” under Item 13 below for further information regarding the proposed merger.
(5)	Vests on May 21, 2013.

Pension Benefits – 2011

The following table sets forth certain information with respect to accumulated benefits as of December 31, 2011 under any BFC, BankAtlantic Bancorp, BankAtlantic or Bluegreen plan that provides for payments or other benefits to Messrs. Levan and Abdo at, following, or in connection with, retirement. Mr. Wise is not entitled to receive any payment or other benefit at, following, or in connection with, retirement under any such plan.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit(1)		Payments During Last Fiscal Year

Alan B. Levan	Retirement Plan for Employees of BankAtlantic	26	$1,022,358	(2)	$0
John E. Abdo	Retirement Plan for Employees of BankAtlantic	14	424,580	(3)	0

(1)	Assumptions used in the calculation of these amounts are included in footnote 18 to the consolidated financial statements included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012, except that retirement age was assumed to be 65, the normal retirement age as defined in the BankAtlantic Retirement Plan.
(2)	Represents the present value of accumulated benefits under the BankAtlantic Retirement Plan and the supplement retirement benefit described below.
(3)	Represents the present value of accumulated benefits under the BankAtlantic Retirement Plan. Mr. Abdo is not entitled to the supplemental retirement benefit described below.

BankAtlantic Retirement Plan

Messrs. Levan and Abdo are participants in the BankAtlantic Retirement Plan, which is a defined benefit plan. Effective December 31, 1998, BankAtlantic Bancorp froze the benefits under the BankAtlantic Retirement Plan. Participants who were employed at December 1, 1998 became fully vested in their benefits under the BankAtlantic Retirement Plan. While the BankAtlantic Retirement Plan is frozen, there will be no future benefit accruals. The BankAtlantic Retirement Plan was designed to provide retirement income based on an employee’s salary and years of active service, determined as of December 31, 1998. The cost of the BankAtlantic Retirement Plan is paid by BankAtlantic and all contributions are actuarially determined.

In general, the BankAtlantic Retirement Plan provides for monthly payments to or on behalf of each covered employee upon such employee’s retirement (with provisions for early or postponed retirement), death or disability. As a result of the freezing of future benefit accruals, the amount of the monthly payments is based generally upon two factors: (i) the employee’s average regular monthly compensation for any five consecutive years out of the ten year period ended December 31, 1998, (or, if earlier, on the date of retirement, death or disability) that produces the highest average monthly rate of regular compensation; and (ii) the employee’s years of service with BankAtlantic at December 31, 1998 (or, if earlier, the date of retirement, death or disability). Benefits are payable for the retiree’s life, with ten years’ worth of payments guaranteed. The benefits are not subject to any reduction for Social Security or any other external benefits.

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

BankAtlantic Split-Dollar Plan

BankAtlantic adopted the BankAtlantic Split-Dollar Plan in 1996 to provide additional retirement benefits to Mr. Levan, whose monthly benefits under the BankAtlantic Retirement Plan were limited by changes to the Code. Under the BankAtlantic Split-Dollar Plan and its accompanying agreement with Mr. Levan, BankAtlantic arranged for the purchase of an insurance policy (the “Policy”) insuring the life of Mr. Levan. The Policy accumulated cash value over time, which cash value, is expected to supplement Mr. Levan’s retirement benefit payable from the BankAtlantic Retirement Plan. Under the terms and conditions of the agreement between BankAtlantic and Mr. Levan, Mr. Levan owns the Policy, but BankAtlantic agreed to make premium payments for the Policy until Mr. Levan reached the retirement age of 65 or his death, if earlier, after which time BankAtlantic was entitled to be reimbursed for the amount of all premiums previously paid by it for the Policy. The BankAtlantic Split-Dollar Plan was not included in the freezing of the BankAtlantic Retirement Plan, and BankAtlantic made premium payments for the Policy from 1998 through 2009, when Mr. Levan reached the retirement age of 65. During 2010, BankAtlantic was reimbursed $3,492,212 for premium payments previously paid by it for the Policy.

Payments Related to the Sale of BankAtlantic

Subject to any applicable regulatory approval, Messrs. Levan and Abdo are expected to receive compensation and other payments in connection with BankAtlantic Bancorp’s previously announced transaction with BB&T Corporation (“BB&T”) involving the sale of BankAtlantic to BB&T. In addition, certain restricted stock awards of shares of BankAtlantic Bancorp’s Class A Common Stock held by Messrs. Levan and Abdo may, subject to the approval of BankAtlantic Bancorp’s Compensation Committee, accelerate and immediately vest upon the closing of the transaction. The table below contains certain information regarding these payments and the vesting of restricted stock awards held by Messrs. Levan and Abdo. Mr. Wise is not expected to receive any compensation or other payments in connection with the transaction.

Name	Cash ($)(1)	Equity ($)(2)	Pension/ NQDC ($)	Perquisites/ Benefits ($)	Tax Reimbursement ($)	Other ($)	Total ($)
Alan B. Levan	3,645,179	103,250	—	—	—	—	3,748,429
John E. Abdo	3,623,194	103,250	—	—	—	—	3,726,444

(1)	With respect to each of Messrs. Levan and Abdo, $1,500,000 of the cash payment is in exchange for his entry into a three-year non-competition and employee non-solicitation agreement in favor of BB&T in a mutually agreeable form with terms consistent with the restrictive covenants applicable to BankAtlantic Bancorp under the stock purchase agreement between BankAtlantic Bancorp and BB&T. The balance for each of Messrs. Levan and Abdo represents two times the average annual salary and bonus paid by BankAtlantic Bancorp and BankAtlantic to Messrs. Levan or Abdo, as applicable, for the years ended December 31, 2008, 2009 and 2010. All such payments are to be made or reimbursed by BB&T.

(2)	Based on the $4.13 per share closing price of BankAtlantic Bancorp’s Class A Common Stock on the NYSE on April 2, 2012.

Compensation of Directors

The Company’s Compensation Committee recommends director compensation to the full Board of Directors based on factors it considers appropriate and based on the recommendations of management. Each director of BFC who is not also an employee of BFC, BankAtlantic Bancorp, BankAtlantic or Bluegreen (each, a “non-employee director”) currently receives an annual cash retainer of $70,000 annually for his service on the Board of Directors. In addition to compensation for their service on the Board of Directors, BFC pays compensation to its non-employee directors for their service on the Board’s committees as follows. The Chairman of the Audit Committee receives an annual cash retainer of $15,000. All other members of the Audit Committee receive annual cash retainers of $10,000. The Chairman of the Compensation Committee, Nominating/Corporate Governance Committee and Investment Committee each receive an annual cash retainer of $3,500. Other than the Chairman, members of the Compensation Committee, Nominating/Corporate Governance Committee and Investment Committee do not currently receive additional compensation for their service on those committees.

Director Compensation Table – 2011

The following table sets forth, for the fiscal year ended December 31, 2011, certain information regarding the compensation paid to the Company’s non-employee directors for their service on the Board and its committees:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
D. Keith Cobb (2)	73,500	—	—	—	—	—	73,500
Darwin Dornbush	70,000	—	—	—	—	—	70,000
Oscar Holzmann	83,500	—	—	—	—	—	83,500
Alan J. Levy	70,000	—	—	—	—	—	70,000
Joel Levy	85,000	—	—	—	—	—	85,000
William Nicholson	80,000	—	—	—	—	—	80,000
Neil Sterling	73,500	—	—	—	—	—	73,500

(1)	The table below sets forth the aggregate number of stock options held by each of the non-employee directors as of December 31, 2011. None of the non-employee directors held any shares of restricted stock of the Company as of December 31, 2011.

Name	Stock Options
D. Keith Cobb	6,250	(b)
Darwin Dornbush	14,876	(a)
Oscar Holzmann	171,513	(c)
Alan J. Levy	9,577	(a)
Joel Levy	39,686	(a)
William Nicholson	65,357	(a)
Neil Sterling	171,513	(c)

(a)	Represents options to purchase shares of Class A Common Stock.
(b)	Represents options to purchase shares of Class B Common Stock.
(c)	Represents options to purchase shares of Class A Common Stock and Class B Common Stock as follows: Mr. Holzmann – 151,223 shares of Class A Common Stock and 20,290 shares of Class B Common Stock; and Mr. Sterling – 151,223 shares of Class A Common Stock and 20,290 shares of Class B Common Stock.

(2)	During 2011, Mr. Cobb also received compensation of $90,000 in consideration for his service as a member of BankAtlantic Bancorp’s Board of Directors and as Chairman of its Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 30, 2012, certain information as to the Company’s Class A Common Stock and Class B Common Stock beneficially owned by persons known by the Company to own in excess of 5% of the outstanding shares of such stock. In addition, the following table includes certain information as to the Company’s Class A Common Stock and Class B Common Stock beneficially owned by (i) each Named Executive Officer, (ii) each of the Company’s directors and (iii) the Company’s directors and executive officers as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s Class A Common Stock or Class B Common Stock as of March 30, 2012. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and with the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of Class A Common Stock or Class B Common Stock which he or she has or shares, directly or indirectly, voting or investment power, or which he or she has the right to acquire beneficial ownership of at any time within 60 days after March 30, 2012. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

Name of Beneficial Owner	Notes	Class A Common Stock Ownership	Class B Common Stock Ownership	Percent of Class A Stock	Percent of Class B Stock
I.R.E. Properties, Inc.	(1,2,4,5)	4,662,929	561,017	7.4%	8.2%
Alan B. Levan	(1,2,3,4,5,6,8)	7,977,805	3,247,431	15.2%	45.3%
John E. Abdo	(1,2,3,4,6)	4,071,646	3,273,797	10.0%	45.7%
Seth M. Wise	(2,3,7)	344,918	0	*	0.0%
Jarett S. Levan	(2,8)	123,253	0	*	0.0%
D. Keith Cobb	(1,2,3)	97,656	6,250	*	*
Darwin Dornbush	(2,3)	42,649	0	*	0.0%
Oscar Holzmann	(1,2,3)	164,361	20,290	*	*
Alan J. Levy	(2,3)	46,994	0	*	0.0%
Joel Levy	(2,3)	41,715	0	*	0.0%
William Nicholson	(2,3)	52,632	0	*	0.0%
Neil Sterling	(1,2,3)	164,361	20,290	*	*
Dr. Herbert A. Wertheim	(1,9)	3,968,157	416,448	6.2%	6.1%
Pennant Capital Management, L.L.C	(10)	7,433,850	0	10.6%	0.0%

All directors and executive officers of the Company as of March 30, 2012 as a group (13 persons)	(1,2,3,4,5,6,7,8)	13,371,137	6,578,205	25.7%	87.4%

*	Less than one percent of class.
(1)	Class B Common Stock is convertible on a share-for-share basis at any time at the beneficial owner’s discretion. However, see footnote 6 below regarding restrictions on Mr. Abdo’s right to convert his shares of Class B Common Stock into shares of Class A Common Stock. The number of shares of Class B Common Stock held by each beneficial owner is not separately included in the “Class A Common Stock Ownership” column, but is included for the purpose of calculating the percent of Class A Common Stock held by each beneficial owner.
(2)	Mailing address is 2100 West Cypress Creek Road, Fort Lauderdale, Florida 33309.
(3)	Includes shares that may be acquired within 60 days after March 30, 2012 pursuant to the exercise of stock options to purchase shares of Class A Common Stock or Class B Common Stock as follows: Alan B. Levan – 226,340 shares of Class A Common Stock and 304,329 shares of Class B Common Stock; John E. Abdo – 243,690 shares of Class A Common Stock and 304,329 shares of Class B Common Stock; Seth M. Wise – 39,912 shares of Class A Common Stock; D. Keith Cobb - 6,250 shares of Class B Common Stock; Darwin Dornbush – 7,438 shares of Class A Common Stock; Oscar Holzmann – 151,223 shares of Class A Common Stock and 20,290 shares of Class B Common Stock; Alan J. Levy – 4,788 shares of Class A Common Stock; Joel Levy – 19,843 shares of Class A Common Stock; William Nicholson – 32,678 shares of Class A Common Stock; and Neil Sterling – 151,223 shares of Class A Common Stock and 20,290 shares of Class B Common Stock. The group total also includes options held by Maria R. Scheker, the Company’s Senior Vice President and Chief Accounting Officer, to purchase 22,604 shares of Class A Common Stock and 10,147 shares of Class B Common Stock.

(4)	The Company may be deemed to be controlled by Messrs. Alan Levan and Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of the Company’s Class A Common Stock and Class B Common Stock, including shares that may be acquired pursuant to the exercise of stock options (as set forth in footnote 3 above), representing approximately 72% of the total voting power of the Company.
(5)	Mr. Alan Levan’s holdings include the 4,662,929 shares of Class A Common Stock and 561,017 shares of Class B Common Stock owned directly by I.R.E. Properties, Inc., as well as 1,270,294 shares of Class A Common Stock and 133,314 shares of Class B Common Stock owned directly by Florida Partners Corporation and 1,299,130 shares of Class A Common Stock and 146,865 shares of Class B Common Stock owned directly by Levan Enterprises, Ltd. I.R.E. Properties, Inc. is 100% owned by Levan Enterprises, Ltd., and Levan Enterprises, Ltd. may be deemed to be the controlling shareholder of Florida Partners Corporation. Levan Enterprises, Ltd. is a limited partnership whose sole general partner is Levan General Corp., a corporation 100% owned by Mr. Alan Levan. Mr. Alan Levan’s holdings also include 11,437 shares of Class A Common Stock and 1,200 shares of Class B Common Stock held of record by his wife.
(6)	Messrs. Alan Levan and Abdo have agreed to vote their shares of Class B Common Stock in favor of the election of the other to BFC’s Board of Directors for so long as they are willing and able to serve as directors of BFC. Additionally, Mr. Abdo has agreed, subject to certain exceptions, not to transfer certain of his shares of Class B Common Stock and to obtain the consent of Mr. Alan Levan prior to the conversion of certain of his shares of Class B Common Stock into shares of Class A Common Stock.
(7)	Mr. Wise’s holdings of Class A Common Stock include 247 shares held in his spouse’s IRA which he may be deemed to beneficially own.
(8)	Mr. Alan Levan is the father of Mr. Jarett Levan.
(9)	Dr. Wertheim’s ownership was reported in a Rebuttal of Control Agreement filed on December 20, 1996 with the Office of Thrift Supervision (as adjusted for stock splits since the date of filing). The Rebuttal of Control Agreement indicates that Dr. Wertheim has no intention to manage or control, directly or indirectly, BFC. Dr. Wertheim’s mailing address is 191 Leucadendra Drive, Coral Gables, Florida 33156.
(10)	Based on the Schedule 13G/A filed with the SEC on February 14, 2012, Pennant Capital Management, L.L.C and its affiliate, Alan Fournier, have shared voting and dispositive power over all such shares, and another affiliate of Pennant Capital Management, L.L.C., Pennant Windward Master Fund, L.P., shares voting and dispositive power over 6,072,490 shares. The mailing address of each of Pennant Capital Management, L.L.C, Alan Fournier and Pennant Windward Master Fund, L.P. is 26 Main Street, Suite 203, Chatham, New Jersey 07928.

Equity Compensation Plan Information

The following table lists all securities authorized for issuance and outstanding under BFC’s equity compensation plans at December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by security holders	2,297,858	$0.41	2,470,696

Equity compensation plans not approved by security holders	—	—	—

Total	2,297,858	$0.41	2,470,696

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

BFC may be deemed to be controlled by Alan B. Levan, who serves as Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, who serves as Vice Chairman of BFC. Together, Messrs. Levan and Abdo may be deemed to beneficially own shares of BFC’s Class A Common Stock and Class B Common Stock representing approximately 72% BFC’s total voting power. See “Security Ownership of Certain Beneficial Owners and Management” above for further information with respect to the share ownership of each of Messrs. Levan and Abdo.

BFC may be deemed to be the controlling shareholder of BankAtlantic Bancorp and Bluegreen. BFC also has a direct non-controlling interest in Benihana. Alan B. Levan and John E. Abdo are each executive officers and directors of BankAtlantic Bancorp and BankAtlantic, and directors of Bluegreen and Benihana. In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of BFC, BankAtlantic Bancorp and BankAtlantic. Mr. Jarett Levan’s total compensation from BankAtlantic Bancorp and BankAtlantic was approximately $480,893 and $700,677 during the years ended December 31, 2011 and 2010, respectively. In addition, Mr. Jarett Levan received compensation from BFC valued at a total of approximately $115,500 and $55,000 during the years ended December 31, 2011 and 2010, respectively. See the “Summary Compensation Table” above for information regarding the compensation paid to Mr. Alan Levan and Mr. Abdo by BFC, BankAtlantic Bancorp (including BankAtlantic) and Bluegreen for the years ended December 31, 2011 and 2010.

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen. Pursuant to the terms of the merger agreement, if the merger is consummated, Bluegreen will become a wholly-owned subsidiary of BFC, and Bluegreen’s shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they hold at the effective time of the merger (as adjusted pursuant to the reverse stock split expected to be effected by BFC in connection with the consummation of the merger). The merger agreement contains representations, warranties and covenants on the part of BFC and Bluegreen which are believed to be customary for transactions of this type. Consummation of the merger is subject to a number of closing conditions. Certain of these conditions may not be waived, including the approval of both BFC’s and Bluegreen’s shareholders and the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger.

The following table presents related party transactions relating to the shared service arrangements between BFC, BankAtlantic Bancorp and Bluegreen for the years ended December 31, 2011 and 2010. All amounts were eliminated in consolidation (in thousands).

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
(b)

As part of the shared service arrangement, BFC pays BankAtlantic and Bluegreen for the cost of office facilities utilized by BFC and its shared service operations. BFC also pays BankAtlantic for information technology related services pursuant to a separate agreement. BankAtlantic received approximately $91,000 and $154,000 from BFC under the information technology services agreement during the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, BFC had cash and cash equivalents accounts at BankAtlantic with balances of approximately $0.2 million and $1.8 million, respectively. These accounts were on the same general terms as deposits made by unaffiliated third parties. BFC received nominal interest with respect to these accounts during the years ended December 31, 2011 and 2010.

In addition to the accounts described above, during 2010, BFC invested funds at BankAtlantic through the Certificate of Deposit Account Registry Service (“CDARS”) program, which facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments less than the standard Federal Deposit Insurance Corporation (“FDIC”) insurance maximum to insure that both principal and interest are eligible for full FDIC coverage. During the year ended December 31, 2010, BFC had up to $7.7 million deposited at BankAtlantic through the CDARS program. BFC did not have any funds invested through this program at BankAtlantic as of December 31, 2010.

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

In connection with BankAtlantic Bancorp’s then ongoing rights offering to its shareholders, during June 2010, BFC loaned approximately $8.0 million to BankAtlantic Bancorp. BankAtlantic Bancorp executed a promissory note in favor of BFC with a maturity date of July 30, 2010. The note provided for payment either in cash or shares of BankAtlantic Bancorp’s Class A Common Stock, depending on the results of the rights offering and the number of shares allocable to BFC pursuant to its exercise of subscription rights in the rights offering. During July 2010, BankAtlantic Bancorp satisfied the promissory note in full through the issuance of shares of BankAtlantic Bancorp’s Class A Common Stock, which were in addition to the shares previously issued to BFC as a result of its exercise of subscription rights in the rights offering.

During the year ended December 31, 2010, Bluegreen reimbursed the Company approximately $1.4 million for certain expenses incurred in assisting Bluegreen in its efforts to explore additional sources of liquidity. Additionally, during the years ended December 31, 2011 and 2010, Bluegreen paid a subsidiary of the Company approximately $0.7 million and $1.3 million, respectively, for a variety of management advisory services. In addition, BFC has an agreement with Bluegreen relating to the maintenance of different independent registered public accounting firms. Pursuant to this agreement, Bluegreen has reimbursed BFC approximately $0.6 million in connection with certain reviews and procedures performed by BFC’s independent registered public accounting firm at Bluegreen as part of its financial statement audit for 2010, and it is expected that Bluegreen will reimburse BFC approximately $0.5 million in connection with the 2011 audit.

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

In prior periods, BankAtlantic Bancorp issued options to purchase shares of BankAtlantic Bancorp’s Class A Common Stock to employees of BFC. Additionally, certain employees of BankAtlantic Bancorp have transferred to affiliate companies, and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp from time to time also issues options and restricted stock awards to employees of BFC that perform services for BankAtlantic Bancorp. During the year ended December 31, 2010, BankAtlantic Bancorp granted 15,000 restricted shares of its Class A Common Stock to employees of BFC that perform services for BankAtlantic Bancorp. These stock awards are scheduled to vest in equal annual installments over a four-year period. There were no options exercised by former BankAtlantic Bancorp employees during the years ended December 31, 2011 or 2010. Expenses relating to all options and restricted stock awards granted by BankAtlantic Bancorp to BFC employees, as described in this paragraph, were approximately $51,000 and $77,000 for the years ended December 31, 2011 and 2010, respectively.

BankAtlantic Bancorp’s options and non-vested restricted stock outstanding to employees of BFC consisted of the following as of December 31, 2011 and 2010:

	As of December 31, 2011		As of December 31, 2010
	BankAtlantic Bancorp Class A Common Stock	Weighted Average Price	BankAtlantic Bancorp Class A Common Stock	Weighted Average Price

Options outstanding	6,999	$311.03	9,551	$276.31
Non-vested restricted stock	11,250	—	15,000	—

BFC and BankAtlantic Bancorp utilize certain services of the law firm of Greenspoon Marder, successor to Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden McClosky”). Bruno Di Giulian, a director of BankAtlantic Bancorp, was of counsel to Ruden McClosky until his retirement from the firm in 2006. From the date of his retirement through October 2011, Mr. Di Giulian was paid approximately $12,000 per year in residual compensation from Ruden McClosky. During the years ended December 31, 2011 and 2010, BankAtlantic Bancorp paid fees to Ruden McClosky totaling $250,000 and $181,000, respectively, and BFC paid fees to Ruden McClosky totaling $19,000 and $203,000, respectively.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

Director Independence

The full Board of Directors undertook a review of each director’s independence on April 2, 2011. Based on its review, the Board determined that D. Keith Cobb, Darwin Dornbush, Oscar Holzmann, Alan J. Levy, Joel Levy, William Nicholson and Neil Sterling, who together comprise a majority of the Board, are independent. In making its independence determinations, the Board utilized the definition of “independence” set forth in the listing standards of the NYSE. With respect to each of the directors determined to be independent, the Board specifically discussed and considered the following relationships, each of which the Board determined did not constitute a material relationship that would impair the director’s independence:

•

Mr. Cobb serves on the Boards of Directors of BankAtlantic Bancorp and BankAtlantic. Mr. Cobb is also Chairman of the Audit Committee of the Board of Directors of BankAtlantic Bancorp. The Company owns shares of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock representing approximately 75% of BankAtlantic Bancorp’s total voting power. In addition, Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President, serves as Chairman and Chief Executive Officer of BankAtlantic Bancorp and Chairman of BankAtlantic; John E. Abdo serves as Vice Chairman of each of the Company, BankAtlantic Bancorp and BankAtlantic; and Jarett S. Levan, Executive Vice President of the Company and a member of the Company’s Board of Directors, serves as President and as a director of BankAtlantic Bancorp and as Chief Executive Officer and President of BankAtlantic.

•

Mr. Cobb is also a member of the Board of Directors of the Nova Southeastern University H. Wayne Huizenga School of Business and Entrepreneurship. Alan B. Levan is a Trustee of Nova Southeastern University and the Chairman of its Finance Committee. Additionally, during 2010, BankAtlantic and its affiliated entities together made donations of $1,000 to the Nova Southeastern University H. Wayne Huizenga School of Business and Entrepreneurship.

•

Messrs. Cobb and Alan Levy serve as members of Broward Workshop with Messrs. Alan Levan, Abdo and Jarett Levan. In addition, Mr. Alan Levy serves on the Board of Directors of the Fort Lauderdale Museum of Art with Mr. Jarett Levan.

•

Each of Mr. Alan Levy and Great American Farms, Inc., a corporation of which Mr. Alan Levy is the President and Chief Executive Officer, Mr. Joel Levy and an entity with which he is affiliated, and Mr. Holzmann have a banking relationship with BankAtlantic in the ordinary course of BankAtlantic’s business.

•

Mr. Dornbush served as Secretary of Benihana from 1983 until 2008 and as a member of Benihana’s Board of Directors from 1995 through 2005 and again from 2009 through January 2012. Mr. Abdo is the Vice Chairman of Benihana’s Board of Directors and Mr. Alan Levan is a director of Benihana. In addition, BFC holds an approximately 9% voting and equity interest in Benihana.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP (“PwC”) served as the independent registered certified public accounting firm for BFC and BankAtlantic Bancorp for 2011 and 2010. The following table presents fees for professional services rendered by PwC for the audit of each company’s annual financial statements for fiscal 2011 and 2010, as well as fees billed for audit-related services, tax services and all other services rendered by PwC for those years. PwC did not serve as Bluegreen’s independent registered certified public accounting firm for 2011 or 2010.

	2011		2010
	(In thousands)
BFC
Audit fees	1,204	(1)	1,475	(1)
Audit - related fees	—		—
Tax fees	—		—
All other fees	107	(3)	—

BankAtlantic Bancorp
Audit fees	1,657	(1)	1,821	(1)
Audit - related fees	23	(2)	36	(2)
Tax fees	—		—
All other fees	2	(3)	31	(3)

(1)	Includes fees for services related to each company’s respective annual financial statement audits, annual audits of each company’s effectiveness of internal control over financial reporting and the review of quarterly financial statements included in each company’s quarterly reports on Form 10-Q. The 2011 and 2010 amounts for BFC also include fees in the amount of $483,000 and $624,950, respectively, related to procedures performed by PwC at Bluegreen as part of BFC’s annual financial statement audits, which fees were paid by BFC and were or will be reimbursed to BFC by Bluegreen. The 2011 amount for BFC also includes approximately $54,000 related to the recast of BFC’s consolidated financial statements for the year ended December 31, 2010.
(2)	Includes primarily, for 2011, fees related to a HUD compliance audit and agreed upon procedures and, for 2010, fees related to registration statements filed by BankAtlantic Bancorp.
(3)	The 2011 amount for BFC represents fees paid by BFC in connection with the Registration Statement on Form S-4 relating to the proposed merger with Bluegreen, which was filed during the fourth quarter of 2011. The 2011 amount for BankAtlantic Bancorp represents a one year licensing fee to access PwC’s accounting research software. The 2010 amount for BankAtlantic Bancorp represents primarily fees related to BankAtlantic Bancorp’s compliance with subpoenas for information received in connection with the SEC litigation which is described in Item 3 hereof.

All audit-related services and other services set forth above were pre-approved by the respective company’s Audit Committee, which concluded that the provision of such services by PwC was compatible with the maintenance of PwC’s independence in the conduct of its auditing functions.

Under its charter, BFC’s Audit Committee must review and pre-approve both audit and permitted non-audit services provided by BFC’s independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. Each year, the independent registered public accounting firm’s retention to audit BFC’s financial statements, including the associated fee, is approved by the Audit Committee. Under its current practices, the Audit Committee does not regularly evaluate potential engagements of the independent registered public accounting firm and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for pre-approval. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements involving projected fees of $10,000 or less on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting. Engagements involving projected fees of more than $10,000 may only be pre-approved by the full Audit Committee at a regular or special meeting of the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

(1)	Financial Statements

The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II, Item 8.

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

All schedules are omitted as the required information is either not applicable or is presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit Number	Description	Reference

3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997

3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K, filed June 27, 2002

3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003

3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005

3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008

3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009

3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009

3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009

3.9	Form of Second Amended and Restated Articles of Incorporation to become effective upon closing of the merger contemplated by the merger agreement attached as Exhibit 10.9	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 2 to Registrant’s Registration Statement on Form S-4 filed February 13, 2012

3.10	Bylaws, as amended, effective September 21, 2009	Annex E of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009

3.11	Form of Bylaws, as proposed to be amended to become effective upon closing of the merger contemplated by the merger agreement attached as Exhibit 10.9	Annex E of the joint proxy statement/prospectus that forms a part of Amendment No. 2 to Registrant’s Registration Statement on Form S-4 filed February 13, 2012

4.1	Specimen Class A Common Stock Certificate	Exhibit 4.1 of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed February 2, 2011

4.2	Specimen Class B Common Stock Certificate	Exhibit 4.2 of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed February 2, 2011

4.3	Rights Agreement dated as of September 21, 2009 by and between BFC Financial Corporation and American Stock Transfer and Trust Company, LLC as Rights Agent.	Exhibit 4.1 of Registrant’s Current Report on Form 8-K, filed September 25, 2009

10.1	BFC Financial Corporation 2005 Stock Incentive Plan, as amended on May 19, 2009	Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009

10.2	BFC Financial Corporation Stock Option Plan	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 31, 1996

10.3	Settlement Agreement dated April 25, 2011 by and among AmT CADC Venture, LLC, f/k/a AmTrust CADC Venture LLC, successor-in-interest to Federal Deposit Insurance Corporation as Receiver for AmTrust Bank, Woodbridge Holdings, LLC, successor by merger to Woodbridge Holdings Corporation (f/k/a Levitt Corporation), and Carolina Oak Homes, LLC, successor to Levitt and Sons of Jasper County, LLC	Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011

10.4	Agreement by and between Core Communities, LLC, a Florida limited liability company, Horizons Acquisition 5, LLC, a Florida limited liability company, Core Communities of South Carolina, LLC, a South Carolina limited liability company and PSL Acquisitions, LLC, an Iowa limited liability company doing business in the State of Florida as PSL Acquisitions I, LLC	Exhibit 10.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 8, 2011

10.5	BankAtlantic Bancorp, Inc. – Order to Cease and Desist	Exhibit 10.1 to BankAtlantic Bancorp Inc.’s Current Report on Form 8-K filed February 25, 2011

10.6	BankAtlantic – Order to Cease and Desist	Exhibit 10.2 to BankAtlantic Bancorp’s Inc.’s Current Report on Form 8-K filed February 25, 2011

10.7	Stock Purchase Agreement, dated as of November 1, 2011 between BB&T Corporation and BankAtlantic Bancorp, Inc.	Exhibit 10.1 to BankAtlantic Bancorp Inc.’s Current Report on Form 8-K filed November 7, 2011

10.8	Amendment to Stock Purchase Agreement, dated as of March 13, 2012, between BB&T Corporation and BankAtlantic Bancorp, Inc.	Exhibit 2.2 to BankAtlantic Bancorp, Inc.’s Current Report on Form 8-K filed March 16, 2012

10.9	Agreement and Plan of Merger, dated as of November 11, 2011, by and among BFC Financial Corporation, BXG Florida, LLC and Bluegreen Corporation	Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed November 14, 2011

21.1	Subsidiaries of the Registrant	Exhibit 21.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this report

23.2	Consent of Ernst & Young LLP	Filed with this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report

101. INS	XBRL Instance Document

Pursuant to Rule 406T of Regulation S-T promulgated by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION

April 18, 2012	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan	Chairman, Chief Executive Officer and President	April 18, 2012
Alan B. Levan

/s/ John E. Abdo	Vice Chairman	April 18, 2012
John E. Abdo

/s/ Seth M. Wise	Executive Vice President and Director	April 18, 2012
Seth M. Wise

/s/ Jarett S. Levan	Executive Vice President and Director	April 18, 2012
Jarett S. Levan

/s/ John K. Grelle	Executive Vice President and Chief Financial Officer	April 18, 2012
John K. Grelle

/s/ Maria R. Scheker	Chief Accounting Officer	April 18, 2012
Maria R. Scheker

/s/ D. Keith Cobb	Director	April 18, 2012
D. Keith Cobb

/s/ Darwin Dornbush	Director	April 18, 2012
Darwin Dornbush

/s/ Oscar J. Holzmann	Director	April 18, 2012
Oscar J. Holzmann

/s/ Alan J. Levy	Director	April 18, 2012
Alan J. Levy

/s/ Joel Levy	Director	April 18, 2012
Joel Levy

/s/ William Nicholson	Director	April 18, 2012
William Nicholson

/s/ Neil A. Sterling	Director	April 18, 2012
Neil A. Sterling