Form 10-Q
period 2012-03-31
BFC FINANCIAL CORP
filed 2012-05-15
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2012

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

The number of shares outstanding of each of the registrant’s classes of common stock as of May 8, 2012 is as follows:

Class A Common Stock of $.01 par value, 70,275,222 shares outstanding.

Class B Common Stock of $.01 par value, 6,859,501 shares outstanding.

BFC Financial Corporation

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BFC Financial Corporation

Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and interest bearing deposits in other banks	$1,120,701	858,789
Restricted cash ($41,810 in 2012 and $38,913 in 2011 held by variable interest entities (“VIEs”)	67,226	62,727
Securities available for sale at fair value	20,747	62,803
Tax certificates, net of allowance of $5,345 in 2012 and $7,488 in 2011	6,120	46,488
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	—	18,308
Loans held for sale	62,791	55,601
Loans receivable, net of allowance for loan losses of $7,167 in 2012 and $129,887 in 2011	385,817	2,442,236
Notes receivable, including gross securitized notes of $357,473 in 2012 and $375,904 in 2011, net of allowance of $70,339 in 2012 and $73,260 in 2011	505,605	517,836
Accrued interest receivable	3,845	18,432
Inventory	207,579	213,325
Real estate owned	84,805	87,174
Investments in unconsolidated affiliates	12,503	12,343
Properties and equipment, net	61,696	191,568
Goodwill	—	12,241
Intangible assets, net	64,543	72,804
Assets held for sale	2,252,130	35,035
Prepaid Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment	—	12,715
Other assets	57,191	57,730

Total assets	$4,913,299	4,778,155

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$—	2,433,216
Non-interest bearing deposits	—	846,636
Deposits held for sale	3,455,297	—

Total deposits	3,455,297	3,279,852
Receivable-backed notes payable, (including $363,247 in 2012 and $385,140 in 2011 held by VIEs	458,082	478,098
Notes and mortgage notes payable and other borrowings	70,465	108,533
Junior subordinated debentures	481,617	477,316
Deferred income taxes	32,352	24,645
Deferred gain on settlement of investment in subsidiary	29,875	29,875
Liabilities related to assets held for sale	58,539	11,156
Other liabilities	138,295	174,634

Total liabilities	4,724,522	4,584,109

Commitments and contingencies (See Note 14)
Preferred stock of $.01 par value; authorized - 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock - $.01 par value; authorized 15,000 shares issued and outstanding 15,000 shares with redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares; issued and outstanding 70,274,972 in 2012 and 70,274,972 in 2011	703	703
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,859,751 in 2012 and 6,859,751 in 2011	69	69
Additional paid-in capital	233,213	232,705
Accumulated deficit	(103,781)	(100,873)
Accumulated other comprehensive loss	(8,738)	(12,863)

Total BFC Financial Corporation (“BFC”) shareholders’ equity	121,466	119,741
Noncontrolling interests	56,282	63,276

Total equity	177,748	183,017

Total liabilities and equity	$4,913,299	4,778,155

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
Revenues
Real Estate and Other:
Sales of VOIs	$43,597	36,334
Fee-based sales commission and other revenues	12,778	11,035
Other fee-based services revenue	18,815	17,200
Interest income	21,164	22,433

	96,354	87,002

Financial Services:
Interest income	8,335	11,838
Gain (loss) on sale of loans	3	(99)
Other non-interest income	84	13

	8,422	11,752

Total revenues	104,776	98,754

Costs and Expenses
Real Estate and Other:
Cost of VOIs sold	4,362	7,225
Cost of other resort operations	12,986	13,081
Interest expense	12,712	17,704
Selling, general and administrative expenses	54,209	49,289

	84,269	87,299

Financial Services:
Interest expense	4,198	3,815
Provision for (recovery from) loan losses	(765)	6,827
Employee compensation and benefits	5,259	5,523
Occupancy and equipment	2,247	3,144
Advertising and promotion	153	113
Professional fees	6,197	2,128
Impairments on loans held for sale	263	628
Impairment of real estate owned	1,741	1,688
Other expenses	2,062	2,205

	21,355	26,071

Total costs and expenses	105,624	113,370

Gain on settlement of investment in subsidiary	—	11,305
Equity in earnings from unconsolidated affiliates	158	1,777
Other income	586	898

Loss from continuing operations before income taxes	(104)	(636)
Less: Provision for income taxes	5,201	2,145

Loss from continuing operations	(5,305)	(2,781)
Income (loss) from discontinued operations, net of income tax benefit of $469 in 2012 and $352 in 2011	2,944	(9,545)

Net loss	(2,361)	(12,326)
Less: Net income (loss) attributable to noncontrolling interests	359	(9,715)

Net loss attributable to BFC	(2,720)	(2,611)
Preferred stock dividends	(188)	(188)

Net loss allocable to common stock	$(2,908)	(2,799)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
Basic and Diluted (Loss) Earnings Per Common Share Attributable to BFC (Note 16):
Basic (Loss) Earnings Per Common Share
(Loss) earnings per share from continuing operations	$(0.08)	0.02
Income (loss) per share from discontinued operations	0.04	(0.06)

Net loss per common share	$(0.04)	(0.04)

Diluted (Loss) Earnings Per Common Share
(Loss) earnings per share from continuing operations	$(0.08)	0.02
Income (loss) per share from discontinued operations	0.04	(0.06)

Net loss per common share	$(0.04)	(0.04)

Basic weighted average number of common shares outstanding	77,135	75,381

Diluted weighted average number of common and common equivalent shares outstanding	77,489	75,381

Amounts attributable to BFC common shareholders:
(Loss) income from continuing operations, net of tax	$(6,475)	1,709
Income (loss) from discontinued operations, net of tax	3,567	(4,508)

Net loss	$(2,908)	(2,799)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Comprehensive Income (Loss) - Unaudited

(In thousands)

	For the Three Months Ended March 31,
	2012	2011
Net loss	$(2,361)	(12,326)

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities available for sale	3,829	(864)

Other comprehensive income (loss), net of tax	3,829	(864)

Comprehensive income (loss)	1,468	(13,190)
Less: Comprehensive income (loss) attributable to noncontrolling interests	63	(10,128)

Comprehensive income (loss) attributable to BFC	$1,405	(3,062)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statement of Changes in Equity - Unaudited

For the Three Months Ended March 31, 2012

(In thousands)

	Shares of Common		Class A	Class B	Additional	(Accumulated Deficit)	Accumulated Other Comprehensive	Total BFC	Non- controlling
	Stock Outstanding		Common	Common	Paid-in	Retained	Income	Shareholders’	Interest in	Total
	Class A	Class B	Stock	Stock	Capital	Earnings	(Loss)	Equity	Subsidiaries	Equity
Balance, December 31, 2011	70,275	6,860	$703	$69	$232,705	$(100,873)	$(12,863)	$119,741	$63,276	$183,017
Net income (loss)	—	—	—	—	—	(2,720)	—	(2,720)	359	(2,361)
Other comprehensive income (loss)	—	—	—	—	—	—	4,125	4,125	(296)	3,829
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	399	—	—	399	—	399
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	(7,057)	(7,057)
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(188)	—	(188)	—	(188)
Share-based compensation	—	—	—	—	109	—	—	109	—	109

Balance, March 31, 2012	70,275	6,860	$703	$69	$233,213	$(103,781)	$(8,738)	$121,466	$56,282	$177,748

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$28,213	50,182

Investing activities:
Proceeds from redemption of tax certificates	10,345	20,767
Purchase of tax certificates	(145)	(9,415)
Proceeds from the maturities of interest bearing deposits	5,655	2,480
Proceeds from sales of securities available for sale	—	1,194
Proceeds from maturities of securities available for sale	5,365	56,282
Purchase of securities available for sale	—	(8,149)
Cash paid in settlement of liabilities held for sale	(668)	—
Distributions from unconsolidated affiliates	82	139
Net repayments of loans	120,498	135,346
Proceeds from the sales of loans transferred to held for sale	1,000	3,100
Proceeds from sales of real estate owned	14,081	3,245
Purchases of office property and equipment, net	(99)	(874)

Net cash provided by investing activities	156,114	204,115

Financing activities:
Net increase in deposits	177,608	113,815
Net repayments of FHLB advances	—	(125,010)
Net decrease in securities sold under agreements to repurchase	—	(4,518)
Net increase in short term borrowings and federal funds purchased	—	127
Repayment of notes, mortgage notes and bonds payable	(51,513)	(53,472)
Proceeds from notes, mortgage notes and bonds payable	14,973	9,238
Payments for debt issuance costs	(800)	(742)
Preferred stock dividends paid	—	(188)
Distributions to non-controlling interest	(7,350)	(3,871)

Net cash provided by (used in) financing activities	132,918	(64,621)

Increase in cash and cash equivalents	317,245	189,676
Cash and cash equivalents at beginning of period (1)	853,132	588,846
Cash and cash equivalents held for sale	(49,676)	(333)

Cash and cash equivalents at end of period (2)	$1,120,701	778,189

(CONTINUED)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Supplemental cash flow information:
Interest paid on borrowings and deposits	$15,290	19,584
Income taxes paid	2,977	3,277
Income tax refunded	(1,104)	—
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	12,467	6,679
Loans receivable transferred to loans held-for-sale	16,140	27,522
Increase (decrease) in accumulated other comprehensive income (loss), net of taxes	3,829	(864)
Net increase in BFC shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	399	609

(1)	Included in cash and interest bearing deposits in other banks on the balance sheet as of December 31, 2011 and 2010 was $5.7 million and $45.6 million, respectively, of time deposits. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.
(2)	Included in cash and interest bearing deposits in other banks on the balance sheet as of March 31, 2011 was $43.1 million of time deposits. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents. There were no such time deposits recorded on the balance sheet as of March 31, 2012.

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Presentation of Interim Financial Statements

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana, Inc. (“Benihana”). BankAtlantic Bancorp is currently the parent company of BankAtlantic, a federal savings bank. BFC also holds interests in other investments and subsidiaries, as described herein.

As a holding company with controlling positions in BankAtlantic Bancorp and Bluegreen, generally accepted accounting principles (“GAAP”) require the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Bluegreen as well as other consolidated entities, including our wholly owned subsidiary, Woodbridge Holdings LLC, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At March 31, 2012, BFC had an approximately 53% economic ownership interest in BankAtlantic Bancorp and an approximately 54% economic ownership interest in Bluegreen.

The Company’s business activities currently consist of (i) Real Estate and Other business activities and (ii) Financial Services. We currently report the results of our business activities through five segments. Three of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts. Our other two segments — BankAtlantic’s commercial lending reporting unit (“CLRU”) and BankAtlantic Bancorp Parent Company, (which represents the operations of BankAtlantic Bancorp at its parent company level), — relate to our Financial Services business activities. As discussed below, discontinued operations include the results of Bluegreen Communities and BankAtlantic’s community banking, investment, capital services and tax certificate reporting units. Cypress Creek Holdings (“Cypress Creek Holdings”) is also reported as a discontinued operation. See Note 3 for additional information regarding discontinued operations.

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen. Pursuant to the terms of the merger agreement, if the merger is consummated, Bluegreen will become a wholly-owned subsidiary of BFC, and Bluegreen’s shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they hold at the effective time of the merger (as adjusted in connection with the reverse stock split expected to be effected by BFC in connection with the merger). The merger agreement contains representations, warranties and covenants on the part of BFC and Bluegreen which are believed to be customary for transactions of this type. Consummation of the merger is subject to a number of closing conditions. Certain of these conditions may not be waived, including the approval of both BFC’s and Bluegreen’s shareholders, and the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate were filed. See Note 14 for further information regarding this litigation. The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger.

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its Bluegreen Communities business to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. Assets excluded from the sale included primarily Bluegreen’s Communities notes receivable portfolio. See Note 3 for additional information. Bluegreen Communities was previously reported as a separate segment in our Real Estate and Other business activities and has been classified as a discontinued operation in all periods presented in the accompanying consolidated financial statements.

On November 1, 2011, BankAtlantic Bancorp entered into a definitive agreement to sell BankAtlantic to BB&T Corporation (“BB&T”), which agreement was amended on March 13, 2012 (the “Agreement”). The Agreement was

amended, among other things, to provide for the assumption by BB&T of BankAtlantic Bancorp’s $285 million in principal amount of outstanding trust preferred securities (“TruPs”) obligations. BankAtlantic Bancorp remains obligated to pay at the closing of the transaction all interest accrued on the TruPs through closing, and agreed to pay or escrow certain legal fees and expenses with respect to the now resolved TruPs-related litigation brought in the Delaware Chancery Court against BankAtlantic Bancorp by holders of the TruPs and certain trustees. The accrued interest on the TruPs as of March 31, 2012 was $45.5 million. BankAtlantic Bancorp expects to fund the TruPs accrued interest and the TruPs related legal obligation from transaction proceeds. The Agreement provides that BankAtlantic will form two subsidiaries, BBX Capital Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”). BankAtlantic will contribute certain performing and non-performing loans, tax certificates, cash and real estate owned to FAR that were recorded on the Statement of Financial Condition of BankAtlantic at $402 million as of March 31, 2012, inclusive of $12 million in cash. BankAtlantic will also contribute non-performing commercial loans, commercial real estate owned and cash as well as previously written off assets to CAM that were recorded on the Statement of Financial Condition of BankAtlantic at $208 million as of March 31, 2012, inclusive of $67 million in cash. The assets contributed to FAR and CAM are referred to herein on a combined basis as “Retained Assets”. At the closing of the transaction, BankAtlantic will contribute the membership interests in FAR and CAM to BankAtlantic Bancorp, and then BankAtlantic Bancorp will sell to BB&T all of the shares of capital stock of BankAtlantic. As a result of BB&T’s assumption of the TruPs obligations, BB&T will receive from BankAtlantic Bancorp a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum. At that time, BB&T’s interest in FAR will terminate, and BankAtlantic Bancorp, which will initially hold a 5% preferred membership interest in the net cash flows of FAR, will thereafter be entitled to any and all residual proceeds. FAR’s assets are expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BankAtlantic Bancorp has also agreed to provide BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery within seven years of the $285 million preference amount. FAR will assume any liabilities and servicing costs related to the assets contributed to it by BankAtlantic.

Pursuant to the Agreement, BankAtlantic Bancorp will receive a purchase premium of 10.32% of non-certificate deposits at closing (provided that the purchase premium will not exceed $315.9 million) resulting in BankAtlantic Bancorp recognizing a gain from the transaction approximately equal to the purchase premium less transaction costs. The transaction, which is currently anticipated to close during the second quarter of 2012, is subject to regulatory approvals and other customary terms and conditions. At the closing of the transaction, the sum of the purchase premium and the net asset value of BankAtlantic, as calculated pursuant to the Agreement after giving effect to the distribution to BankAtlantic Bancorp of the membership interests in CAM and FAR, is to be paid in cash. If the sum is a positive number, it is to be paid by BB&T to BankAtlantic Bancorp. If the sum is a negative number, it is to be paid by BankAtlantic Bancorp to BB&T. Upon consummation of the transaction, BankAtlantic Bancorp expects to have a controlling financial interest in FAR and anticipates consolidating FAR in BankAtlantic Bancorp’s financial statements. BB&T’s 95% preferred interest in FAR is mandatorily redeemable; therefore, BankAtlantic Bancorp expects to account for BB&T’s interest in FAR as debt.

Based on the probable sale of BankAtlantic, BankAtlantic Bancorp presented the assets and liabilities anticipated to be transferred to BB&T, which consist of all of BankAtlantic’s assets and liabilities less the Retained Assets, as “Assets held for sale” and “Liabilities held for sale” in its unaudited consolidated statement of financial condition as of March 31, 2012. The majority of cash and interest bearing deposits in other banks will be transferred to BB&T upon closing of the transaction; however, except for the cash at BankAtlantic’s branches and automated teller machines, this cash and interest bearing deposits are not presented as “Assets held for sale” as of March 31, 2012. The assets and liabilities anticipated to be transferred to BB&T are measured on a combined basis as a single disposal group at the lower of cost or fair value less cost to sell. Accordingly, the assets and liabilities held for sale are presented in the accompanying unaudited consolidated statement of financial condition as of March 31, 2012 based on their carrying value as BankAtlantic Bancorp anticipates recording a substantial gain associated with the transaction.

BankAtlantic’s community banking, investment, capital services and tax certificate reporting units are reflected as “Discontinued Operations” in the accompanying unaudited consolidated statements of operations for all periods presented. BankAtlantic Bancorp will continue to service and manage and may originate commercial loans after the sale of BankAtlantic to BB&T and as a result, the results of operations for the Commercial Lending reporting unit are included in the accompanying unaudited consolidated statement of operations as continuing operations for all periods presented. The assets and liabilities anticipated to be transferred to BB&T were not reclassified to assets and liabilities held for sale in the accompanying consolidated statement of financial condition as of December 31,

2011. The unaudited consolidated statement of changes in equity, unaudited consolidated statements of comprehensive income (loss) and unaudited consolidated statements of cash flows remain unchanged from prior period historical presentation for all periods presented. Additionally, pursuant to the Agreement, BankAtlantic Bancorp agreed to sell to BB&T certain assets and liabilities associated with its commercial lending reporting unit and these assets and liabilities are included in assets and liabilities held for sale in the accompanying unaudited consolidated statements of financial condition as of March 31, 2012. BankAtlantic Bancorp will retain certain assets and liabilities associated with the disposed reporting units and these assets and liabilities are included in the accompanying unaudited consolidated statement of financial condition in the respective line item as of March 31, 2012.

BankAtlantic Bancorp and BFC have each requested from the Board of Governors of the Federal Reserve System (the “Federal Reserve” or “FRB”) decertification as a savings and loan holding company in connection with the closing of the transaction with BB&T. Subject to such approval, after consummation of the transaction, BankAtlantic Bancorp and BFC expect to no longer be or operate as unitary savings bank holding companies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the Company’s consolidated financial condition at March 31, 2012; the consolidated results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2012 and 2011; and the changes in consolidated equity for the three months ended March 31, 2012. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. All significant inter-company balances and transactions have been eliminated in consolidation. As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein. Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

During the quarter ended March 31, 2012, management identified an error in its cost of sales and other miscellaneous accounts and recorded an out of period adjustment related to prior quarters and years. The impact of the errors was: an understatement of cost of sales of VOIs sold of $1.3 million; an overstatement of other expenses of $300,000; an understatement of net loss from continuing operations of $1.0 million; an overstatement of net income attributable to noncontrolling interest of $608,000; an overstatement of provision for income taxes of $402,000; and an understatement of net loss attributable to BFC of $22,000. Management has determined after evaluating the quantitative and qualitative aspects of these corrections that our current and prior period financial statements were not materially misstated. Furthermore, management believes that these adjustments will not be material to its estimated results of operations for the year ended December 31, 2012.

2.	Liquidity and Regulatory Considerations

BFC

Regulatory Considerations

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

BFC, on a parent company only basis, has previously committed that it will not, without the prior written non-objection of its primary regulator, (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity, (ii) make dividend payments on its preferred stock, in each case without such prior written non-objection or (iii) enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices. BFC has determined not to seek the Federal Reserve’s written non-objection to the dividend payments on its preferred stock for each of the quarters ended December 31, 2011 and March 31, 2012 and, therefore, has not yet made the dividend payments. Unpaid dividends on BFC’s outstanding preferred stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. Deregistration is expected to occur in connection with the consummation of BankAtlantic Bancorp’s currently proposed sale of BankAtlantic to BB&T. Upon deregistration, dividend payments by BFC, including with respect to its outstanding preferred stock, will no longer require the prior written non-objection of the Federal Reserve. As of March 31, 2012, unpaid dividend payments totaled $375,000, and such amount is included in other liabilities in the accompanying consolidated statement of financial condition as of March 31, 2012.

As described below, BankAtlantic Bancorp and BankAtlantic each entered into Cease and Desist Orders with the OTS during February 2011. (See “BankAtlantic Bancorp and BankAtlantic – Regulatory Considerations” below for a discussion regarding the terms of the Cease and Desist Orders.) If BankAtlantic Bancorp does not complete the sale of BankAtlantic to BB&T, BFC may, based on its ownership interest in BankAtlantic Bancorp, in the future be required to enter into a Cease and Desist Order with the Federal Reserve addressing its ownership and oversight of those companies. BFC is also subject to the same regulatory restrictions as BankAtlantic Bancorp with respect to its current status as a “unitary savings and loan holding company”. If BankAtlantic Bancorp completes the sale of BankAtlantic to BB&T, these regulatory requirements may no longer be applicable to BFC.

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

We expect to use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the three months ended March 31, 2012, or during the years ended December 31, 2011 or 2010.

Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp. BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock without first receiving the written non-objection of the Federal Reserve. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt (the TruPs”). BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. BankAtlantic Bancorp can end the deferral period at any time. Under the terms of BankAtlantic Bancorp’s stock purchase agreement with BB&T, as amended on March 13, 2012, BB&T has agreed to assume the approximately $285 million in principal amount of BankAtlantic Bancorp’s TruPs, while BankAtlantic Bancorp agreed to pay at the closing of the transaction all deferred interest on the TruPs through the closing and to pay or escrow certain other TruPs-related fees and expenses. In addition to the above restrictions, BankAtlantic Bancorp may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the New York Stock Exchange (the “NYSE”).

BFC has never received cash dividends from Bluegreen. Certain of Bluegreen’s credit facilities contain terms which prohibit the payment of cash dividends, and Bluegreen may only pay dividends subject to such restrictions and declaration by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.

During March 2012, a registration statement on Form S-3 was filed by Benihana and declared effective by the SEC, under which we may sell any and all of the 1,582,577 shares of Benihana’s Common Stock that we own. The proceeds we receive from any such sale will depend on the timing of the sale and the market price of Benihana’s Common Stock.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including proceeds expected to be recovered from surety bond litigation and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also, subject to the receipt of any regulatory approval or non-objection (to the extent required), seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

Woodbridge

On September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation (“WHC”). Pursuant to the merger, WHC became a wholly owned subsidiary of BFC, Woodbridge and the shareholders of WHC at the effective time of the merger (other than BFC) were entitled to receive in exchange for each share of WHC’s Class A Common Stock that they owned, 3.47 shares of BFC’s Class A Common Stock. Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Woodbridge is currently a party to legal proceedings relating to the appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, which is reflected in the Company’s consolidated statements of financial condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. As a result, there is no assurance as to the amount of the payment that will ultimately be required to be made to the Dissenting Holders, which amount may be greater than the $4.6 million that has been accrued.

Core Communities

In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core Communities LLC, Woodbridge’s wholly owned subsidiary (“Core” or Core Communities”) and worked cooperatively with the various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of properties in Florida and South Carolina which served as collateral under mortgage loans totaling approximately $113.9 million. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the real property owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which was undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In turn, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. In connection therewith, the deferred gain on settlement of investment in subsidiary was recognized into income during the three months ended March 31, 2011.

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

In December 2010, Core and one of its subsidiaries entered into agreements, including, without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property as well as certain additional real and personal property. In consideration therefor, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and a $13.0 million gain on debt extinguishment was recognized during the year ended December 31, 2010.

Carolina Oak

In 2007, WHC acquired from Levitt and Sons, LLC (“Levitt and Sons”), WHC’s wholly-owned subsidiary at the time, all of the outstanding membership interests in Carolina Oak, LLC (“Carolina Oak”), which engaged in homebuilding activities in South Carolina prior to the suspension of the activities in the fourth quarter of 2008. In the fourth quarter of 2009, the inventory of real estate at Carolina Oak was reviewed for impairment and a $16.7 million impairment charge was recorded to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million.

Woodbridge was the obligor under a $37.2 million loan collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. On April 26, 2011, a settlement agreement was entered into to resolve the disputes and ligation relating to the loan. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. In accordance with applicable accounting guidance, a deferred gain on debt settlement of $29.9 million was recorded in the Company’s consolidated statement of financial condition as of December 31, 2011 and will be recognized as income in the second quarter of 2012.

Cypress Creek Holdings

Cypress Creek Holdings owned an 80,000 square foot office building in Fort Lauderdale, Florida. As of December 31, 2011, the building, which had an estimated carrying value of approximately $6.4 million, served as collateral for an approximately $11.2 million mortgage loan.

The building was previously 50% occupied by an unaffiliated third party pursuant to a lease which expired in March 2010. The tenant opted not to renew the lease and vacated the space as of March 31, 2010. After efforts to lease the space proved unsuccessful, the lender with respect to the loan secured by the office building agreed to permit Cypress Creek Holdings to pursue a short sale of the building. Cypress Creek Holdings results of operations are reported as a discontinued operation in the Company’s consolidated financial statements and its assets were classified as assets held for sale as of December 31, 2011. During January 2012, the building was sold for approximately $10.8 million. The proceeds of the sale plus a $668,000 payment made by Cypress Creek Holdings were paid to the lender in full satisfaction of the loan. During the first quarter of 2012, the Company recognized a gain of approximately $4.4 million in connection with the sale.

BankAtlantic Bancorp and BankAtlantic

Regulatory Considerations

On February 23, 2011, BankAtlantic Bancorp and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the OTS, BankAtlantic Bancorp’s and BankAtlantic’s primary regulator on that date. Since July 21, 2011, the regulatory oversight of BankAtlantic Bancorp is under the Federal Reserve and the regulatory oversight of BankAtlantic is under the Office of the Comptroller of the Currency (“OCC”) as a result of the passage of the Dodd-Frank Act. The Order to Cease and Desist to which BankAtlantic Bancorp is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due to BankAtlantic Bancorp’s losses over the prior three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS following its examination. BankAtlantic Bancorp submitted written plans to the OTS that address, among other things, BankAtlantic’s capital and set forth BankAtlantic Bancorp’s business plan. In addition, under the terms of the Company Order, BankAtlantic Bancorp is prohibited from taking certain actions without receiving the prior written non-objection of the FRB, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. BankAtlantic Bancorp is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.

Pursuant to the terms of the Bank Order, BankAtlantic is required to maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At March 31, 2012, BankAtlantic had a tier 1 (core) capital ratio of 7.72% and a total risk-based capital ratio of 15.77%. BankAtlantic’s tier 1 capital ratio fell below the regulatory requirements due to growth in assets during the three months ended March 31, 2012. The increase in assets reflects $179.6 million in deposit growth with the proceeds invested in cash at the Federal Reserve Bank. If the BB&T transaction is not completed, BankAtlantic would take steps to improve its tier 1 capital ratio through the reduction of cash at the Federal Reserve Bank with a corresponding reduction in deposits. Since BankAtlantic’s tier 1 capital ratio fell below the minimum required tier 1 capital ratio in the Bank Order, BankAtlantic may upon any written request from the OCC, be required to submit a contingency plan, which must detail actions which BankAtlantic would take to either merge with or be acquired by another banking institution. BankAtlantic would not be required to implement such contingency plan until such time as it receives written notification from the OCC to do so. BankAtlantic believes that any contingency plan requirement would be met by the Agreement with BB&T. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OCC. As a result of the deposit growth noted above, BankAtlantic’s assets grew during the first quarter of 2012 by $172.6 million, all of which was maintained in cash balances. Separately, the OTS confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. Under the terms of the Bank Order, BankAtlantic has revised certain of its plans, programs and policies and submitted to the OCC certain written plans, including a capital plan, a business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OCC. The Orders also include certain restrictions on compensation paid to directors and named executive officers of BankAtlantic Bancorp and BankAtlantic, and restrictions on agreements with affiliates.

In the event the BB&T transaction is not consummated, BankAtlantic Bancorp may seek to issue its Class A Common Stock in public or private offerings, and BankAtlantic would seek to adopt operating strategies to increase revenues and to reduce asset balances, non-interest expenses, and non-performing loans in order to meet the heightened regulatory capital levels and asset growth restrictions under the Bank Order. There can be no assurance that BankAtlantic Bancorp or BankAtlantic will be able to execute these or other strategies in order for BankAtlantic to comply with the requirements in subsequent periods.

Each Order became effective on February 23, 2011 and will remain in effect until terminated, modified or suspended by the OCC, as it relates to the Bank Order, or the FRB, as it relates to the Company Order. No fines or penalties were imposed in connection with either Order. If there is any material failure by BankAtlantic Bancorp or BankAtlantic to comply with the terms of the Orders, or if unanticipated market factors emerge, and/or if BankAtlantic Bancorp is unable to successfully execute its plans, or comply with other regulatory requirements, then the regulators could take further action, which could include the imposition of fines and/or additional enforcement actions. Enforcement actions broadly available to regulators include the issuance of a capital directive, removal of officers and/or directors, institution of proceedings for receivership or conservatorship, and termination of deposit insurance. Any such action would have a material adverse effect on BankAtlantic Bancorp’s business, results of operations and financial position.

Liquidity Considerations

Both BankAtlantic Bancorp and BankAtlantic actively manage liquidity and cash flow needs. BankAtlantic’s liquidity is primarily dependent on its ability to maintain or increase deposit levels and secondarily dependent on the availability of its lines of credit borrowings with the Federal Home Loan Bank (“FHLB”) as well as the Treasury and Federal Reserve lending programs. As of March 31, 2012, BankAtlantic had $1.1 billion of cash and approximately $578 million of available unused borrowings, consisting of $543 million of unused FHLB line of credit capacity, $7 million of unpledged securities, and $28 million of available borrowing capacity at the Federal Reserve. BankAtlantic has $601 million of loans pledged against the FHLB unused borrowings and $30 million of securities available for sale pledged against unused Federal Reserve borrowings. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time at the discretion of the issuing institution or based on the availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease.

BankAtlantic Bancorp had cash of $4.8 million and current liabilities of $6.9 million as of March 31, 2012. BankAtlantic Bancorp does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $76 million would be owed as of December 2013 if interest is deferred until that date. BankAtlantic Bancorp’s operating expenses for the three months ended March 31, 2012 were $5.7 million with the majority of these expenses associated with the now resolved TruPs litigation in the Delaware Chancery Court. The majority of the current liabilities were associated with the TruPs litigation and are anticipated to be paid upon consummation of the transaction with BB&T. BankAtlantic Bancorp’s liquidity is dependent on the consummation of the Agreement, repayments of loans, sales of loans and real estate, and obtaining funds from external sources. Based on the current and expected liquidity needs and sources, BankAtlantic Bancorp expects to be able to meet its liquidity needs over the next 12 months. In the event that the BB&T transaction is not consummated, BankAtlantic Bancorp may seek to increase liquidity to meet its obligations through the sale of assets or the issuance of its Class A Common Stock.

3.	Assets and Liabilities Held for Sale

Bluegreen Communities

On October 12, 2011, Bluegreen entered into a Purchase and Sale Agreement with Southstar, which, provided for the sale to Southstar of substantially all of the assets that comprised Bluegreen Communities. On May 4, 2012, the sale was consummated in accordance with the terms of the agreement, as amended, and Southstar paid $29.0 million in cash for the assets. Southstar has also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. Assets excluded from the sale primarily included Bluegreen Communities’ notes receivable portfolio and Bluegreen or Bluegreen Communities subsidiaries will generally remain responsible for commitments and liabilities relating to previously completed developments and assets not sold to Southstar. In addition, liabilities not assumed by Southstar under the agreement, including liabilities related to Bluegreen Communities’ operations prior to the closing of the transaction, are retained by Bluegreen.

Bluegreen Communities is reported as a discontinued operation and the majority of Bluegreen Communities assets are classified as “assets held for sale” for all periods presented. The assets held for sale primarily consist of Bluegreen Communities’ real estate assets valued on our books at $27.8 million and $28.6 million as of March 31, 2012 and December 31, 2011, respectively, which in each case was derived from the sales price under the Purchase and Sale Agreement, as amended, (Level 3) discussed above, less estimated costs to sell.

Also included in results of discontinued operations in each of the periods presented is interest expense primarily on the H4BG Communities Facility ($20.5 million as of March 31, 2012) as certain of the assets classified as held for sale served as collateral under this facility. Under the terms of the facility, the entire amount of the debt outstanding under the facility which was approximately $20.5 million in principal amount as of March 31, 2012 and $20.2 million in principal amount as of May 4, 2012, accelerated and became immediately due, and was repaid by Bluegreen together with accrued interest and accrued $2.0 million deferred fee, upon the sale of the respective assets on May 4, 2012.

Cypress Creek Holdings

As described in Note 2, during January 2012, Cypress Creek Holdings sold the office building it owned for approximately $10.8 million. The building served as collateral for an approximately $11.2 million mortgage loan, accordingly the proceeds of the sale plus $668,000 payment made by Cypress Creek Holdings were paid to the lender in full satisfaction of the loan and the Company recognized a gain of approximately $4.4 million during the first quarter of 2012. Cypress Creek Holdings’ results of operations are reported as a discontinued operation in the accompanying consolidated financial statements and its assets were classified as assets held for sale as of December 31, 2011.

The following table summarizes the assets held for sale and liabilities related to the assets held for sale for Bluegreen Communities and Cypress Creek Holdings as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Bluegreen Communities	Cypress Creek Holdings	Total
Real estate inventory	$22,389	—	22,389
Property and equipment, net	5,361	—	5,361

Assets held for sale	$27,750	—	27,750

	December 31, 2011
	Bluegreen Communities	Cypress Creek Holdings	Total
Real estate inventory	$23,264	—	23,264
Property and equipment, net	5,361	6,410	11,771

Assets held for sale	$28,625	6,410	35,035

Notes and mortgage payable	$—	11,156	11,156

Liabilities related to assets held for sale	$—	11,156	11,156

The following table summarizes the results of discontinued operations for Bluegreen Communities and Cypress Creek Holdings for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31, 2012
	Bluegreen Communities	Cypress Creek Holdings	Total
Revenues	$2,798	3	2,801
Gain on sale of asset	—	4,446	4,446

	2,798	4,449	7,247

Cost and Expenses:
Other costs and expenses	2,664	52	2,716
Loss on assets held for sale	264	—	264
Interest expense	642	—	642

	3,570	52	3,622

(Loss) income from discontinued operations before taxes	(772)	4,397	3,625
Benefit for income taxes	469	—	469

(Loss) income from discontinued operations	$(303)	4,397	4,094

	For the Three Months Ended March 31, 2011
	Bluegreen Communities	Cypress Creek Holdings	Total
Revenues	$5,723	—	5.723

	5,723	—	5,723

Cost and Expenses:
Other costs and expenses	5,898	271	6,169
Interest expense	760	161	921

	6,658	432	7,090

Loss from discontinued operations before taxes	(935)	(432)	(1,367)
Benefit for income taxes	352	—	352

Loss from discontinued operations	$(583)	(432)	(1,015)

BankAtlantic Bancorp

The following table summarizes the assets and liabilities held for sale related to the BankAtlantic Bancorp transaction (as discussed in Note 1) as of March 31, 2012 (in thousands):

March 31, 2012
Cash and due from banks	$49,676
Securities available for sale, at fair value	40,527
Tax certificates	29,881
Federal Home Loan Bank stock	18,308
Loans receivable	1,906,897
Accrued interest receivable	12,813
Office properties and equipment	126,975
Goodwill	12,241
Other assets	27,062

Total assets held for sale (1)	$2,224,380

Deposits
Interest free checking	$917,780
Insured money fund savings	626,444
Now accounts	1,155,314
Savings accounts	435,266

Total non-certificate accounts	3,134,804
Certificate accounts	320,493

Total deposits held for sale (2)	$3,455,297

Subordinated debentures	$22,000
Other liabilities	36,539

Total other liabilities held for sale (2)	$58,539

Total liabilities held for sale	$3,513,836

(1)	Loans receivable, office properties and equipment and goodwill amounts includes decreases of approximately $5.7 million, $6.2 million and $0.8 million, respectively, and other assets includes an increase of approximately $7.3 million related to BFC’s purchase accounting. These purchase accounting amounts were in connection with BFC’s share acquisitions of BankAtlantic Bancorp in 2008, which were accounted for as step acquisitions under the purchase method of accounting then in effect.
(2)	Total deposits held for sale includes the elimination of $2.2 million of cash held at BankAtlantic by BFC. Total other liabilities held for sale includes the elimination of $0.2 million of shared service accruals between BankAtlantic and BFC.

The majority of the cash and interest bearing deposits in other banks on BankAtlantic Bancorp’s consolidated statement of financial condition will also be transferred to BB&T in connection with the assumption of liabilities by BB&T.

BankAtlantic’s five reporting units each reflect a component of the BankAtlantic entity and each is the lowest level for which cash flows can be clearly distinguished, operationally and for financial reporting purposes. These five components are Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services. BankAtlantic Bancorp determined that its Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations. The Agreement commits BankAtlantic Bancorp to a plan to sell all operations and the majority of the assets and liabilities of these discontinued reporting units. Management of BankAtlantic Bancorp does not intend to continue in any material respect any activities of or have any continuing involvement with these reporting units. BankAtlantic Bancorp intends to continue Commercial Lending reporting unit activities after the closing of the transaction. Therefore, although certain assets of this reporting unit will be sold to BB&T and are presented as assets and liabilities held for sale in the consolidated statement of financial condition as of March 31, 2012, the Commercial Lending reporting unit was not reported as discontinued operations.

Pursuant to the Agreement, FAR will include certain assets and liabilities that were associated with BankAtlantic Bancorp’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units). BankAtlantic Bancorp determined that the ongoing cash flows of the disposed reporting units were not significant relative to the historical cash flows of each reporting unit; therefore the income and expenses associated with the disposed reporting units are reported in discontinued operations for each period presented. The carrying value of the disposed reporting units’ net assets anticipated to be included in FAR’s total assets discussed above was $134 million as of March 31, 2012. BankAtlantic Bancorp and BB&T intend to hire asset managers to manage and ultimately liquidate these FAR assets in orderly transactions over a seven year period. Ninety-five percent of the cash flows from these assets net of operating expenses and the preferred return will be applied toward the payment of BB&T’s preferred interest in FAR.

The loss from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations in the accompanying consolidated statement of operations was as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Interest income	$21,016	28,226
Service charges on deposits	7,851	12,032
Other service charges and fees	5,938	7,191
Securities activities, net	—	(24)
Other non-interest income	3,735	3,294

	38,540	50,719

Costs and Expenses:
Total interest expense	3,254	4,712
Provision for loan losses	9,217	20,985
Employee compensation and benefits (1)	11,690	13,767
Occupancy and equipment (1)	7,272	9,122
Advertising and promotion (1)	1,016	1,583
Professional fees (1)	1,823	1,232
Other expenses (1)	5,418	7,848

	39,690	59,249

Net loss from discontinued operations	$(1,150)	(8,530)

(1)	All general corporate overhead was allocated to continuing operations.

4.	Fair Value Measurement

The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
Description	March 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Benihana’s Common Stock	$20,526	20,526	—	—
Other equity securities	221	221	—	—

Total	$20,747	20,747	—	—

		Fair Value Measurements Using
Description	December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$13,418	—	13,418	—
REMICS	31,690	—	31,690	—
Benihana’s Common Stock	16,190	16,190	—	—
Other equity securities	1,505	1,005	500	—

Total	$62,803	17,195	45,608	—

(1)	Real estate mortgage investment conduits (“REMICs”) are pass-through entities that hold residential loans, and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.

There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements as of March 31, 2012 or December 31, 2011.

The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in thousands):

Benihana Convertible Preferred Stock (1)
Beginning Balance at January 1, 2011	$21,106
Total gains and losses (realized/unrealized) Included in earnings (or changes in net assets)	—
Cumulative effect of change in accounting principle	—
Included in other comprehensive loss	(155)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2011	$20,951

(1)

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

The fair values of mortgage-backed securities and REMICs are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that BankAtlantic Bancorp owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, BankAtlantic Bancorp reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. BankAtlantic Bancorp reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or re-evaluate its estimated fair value.

Equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2) with inputs obtained from independent pricing sources, if available. At March 31, 2012 and December 31, 2011, the estimated fair value of Benihana’s Common Stock was obtained by using the quoted market price using Level 1 inputs. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. BankAtlantic Bancorp also invests in private limited partnerships that do not have readily determinable fair values. BankAtlantic Bancorp uses the net asset value per share as provided by the partnership to estimate the fair value of these investments. The net asset value of the partnership is a Level 2 input since BankAtlantic Bancorp has the ability to require the redemption of its investment at its net asset value.

The following tables present major categories of assets measured at fair value on a non-recurring basis as of March 31, 2012 and 2011 (in thousands):

	Fair Value Measurements Using
Description	As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1) For the Three Months Ended March 31, 2012
Impaired real estate owned	$15,223	—	—	15,223	1,741
Impaired loans held for sale	7,914	—	—	7,914	263

Total	$23,137	—	—	23,137	2,004

(1)	Total impairments represent the amount recognized during the applicable period on assets that were measured at fair value on the last day of the period.

Quantitative information about significant unobservable inputs within Level 3 non-recurring major categories of assets is as follows:

As of March 31, 2012 Description	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Average) (1)
Impaired real estate owned	$15,223	Fair Value of Property	Appraisal	$0.4 - 3.5 million (2.5 million)
Impaired loans held for sale	7,914	Fair Value of Collateral	Appraisal	$0.9 - 3.6 million (2.6 million)

Total	$23,137

(1)	Range and average appraised value includes cost to sell.

	Fair Value Measurements Using
Description	As of March 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1) For the Three Months Ended March 31, 2011
Loans measured for impairment using the fair value of the underlying collateral	$238,540	—	—	238,540	14,497
Impaired loans held for sale	33,664	—	—	33,664	4,479
Impaired real estate owned	19,728	—	—	19,728	2,323

Total	$291,932	—	—	291,932	21,299

(1)	Total impairments represent the amount recognized during the applicable period on assets that were measured at fair value on the last day of the period.

There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of March 31, 2012 or December 31, 2011.

Loans Receivable Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell. BankAtlantic Bancorp primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and BankAtlantic Bancorp may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BankAtlantic Bancorp uses its judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral are considered Level 3 inputs. BankAtlantic Bancorp generally recognizes impairment losses when impaired homogenous loans become 120 days delinquent based on third party broker price opinions or an automated valuation service to obtain the fair value of the collateral less cost to sell. . These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans are comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure period and exposure periods. The fair value of BankAtlantic Bancorp loans may significantly increase or decrease based on property values as its loans are primarily real estate loans.

Loans Held for Sale

Loans held for sale are valued using an income approach with Level 3 inputs as market quotes or sale transactions of similar loans are generally not available. The fair value is estimated by discounting forecasted cash flows, using a discount rate that reflects the risks inherent in the loans held for sale portfolio. For non-performing loans held for sale, the forecasted cash flows are based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure or sale.

Impaired Real Estate Owned

Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. The market observable data was generally comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates. However, the appraisers or brokers use professional judgments in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the fair values of the properties are considered Level 3 inputs.

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Carrying Amount As of March 31, 2012	As of March 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and interest bearing deposits in other banks	$1,120,701	1,120,701	1,120,701	—	—
Restricted cash	67,226	67,226	67,226	—	—
Securities available for sale	20,747	20,747	20,747	—	—
Tax certificates	6,120	5,982	—	—	5,982
Loans receivable including loans held for sale, net	448,608	433,477	—	—	433,477
Notes receivable	505,605	542,000	—	—	542,000

Financial liabilities:
Receivable-backed notes payable	$458,082	443,000	—	—	443,000
Notes and mortgage notes payable and other borrowings	70,465	70,000	—	—	70,000
Junior subordinated debentures	481,617	424,974	—	302,974	122,000

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and interest bearing deposits in other banks	$858,789	858,789
Restricted cash	62,727	62,727
Securities available for sale	62,803	62,803
Tax certificates	46,488	45,562
Federal Home Loan Bank stock (“FHLB”)	18,308	18,308
Loans receivable including loans held for sale, net	2,497,837	2,311,177
Notes receivable	517,836	558,000

Financial liabilities:
Deposits	$3,279,852	3,279,331
Receivable-backed notes payable	478,098	468,000
Notes and mortgage notes payable and other borrowings	108,533	107,989
Junior subordinated debentures	477,316	336,221

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of certain of these financial instruments using the income approach technique with Level 3 unobservable inputs, it is possible that the Company or its subsidiaries may not receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

The fair value of tax certificates is calculated using the income approach with Level 3 inputs. The fair value is based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.

The fair value of FHLB stock is its carrying amount as the FHLB redeems its stock at par.

Fair values are estimated for BankAtlantic Bancorp’s loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

The fair value of BankAtlantic Bancorp’s performing loans is calculated by using an income approach with Level 3 inputs. The fair value of performing loans is estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio. The estimate of average maturity is based on historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. Management of BankAtlantic Bancorp assigns a credit risk premium and an illiquidity adjustment to these loans based on risk grades and delinquency status. The fair value of non-performing loans utilizes the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

The estimated fair value of Bluegreen’s notes receivable is estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

As permitted by applicable accounting guidance, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is shown in the above tables at book value. The fair value of certificates of deposit is based on an income approach with Level 3 inputs. The fair value is calculated by the discounted value of contractual cash flows with the discount rate estimated using current rates offered by BankAtlantic for similar remaining maturities.

The estimated fair values of notes and mortgage notes payable and other borrowings, including receivable-backed notes payable, were determined by discounting the net cash flows to be used to repay the debt (Level 3 inputs).

In determining the fair value of BankAtlantic Bancorp’s junior subordinated debentures, BankAtlantic Bancorp used NASDAQ price quotes available with respect to its $75.0 million of publicly traded TruPs related to its junior subordinated debentures (“public debentures”). However, $266.1 million of BankAtlantic Bancorp’s outstanding TruPS related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. BankAtlantic Bancorp has deferred the payment of interest with respect to all of its junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell the private debentures, the fair value of the private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at March 31, 2012 or December 31, 2011, and as a practical alternative, BankAtlantic Bancorp used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded. As such, the private debentures were valued using Level 2 inputs.

The estimated fair value of Woodbridge’s and Bluegreen’s junior subordinated debentures are estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

5.	Securities Available for Sale

The following tables summarize securities available for sale as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Benihana’s Common Stock	$16,477	4,049	—	20,526
Other equity securities	76	145	—	221

Total investment securities	$16,553	4,194	—	20,747

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency securities:
Mortgage-backed securities	$12,533	885	—	13,418
Real estate mortgage conduits (1)	30,561	1,129	—	31,690

Total	43,094	2,014	—	45,108

Investment securities:
Benihana’s Common Stock	16,477	—	287	16,190
Other equity securities	1,326	179	—	1,505

Total investment securities	17,803	179	287	17,695

Total	$60,897	2,193	287	62,803

The following table shows the gross unrealized loss and fair value of the Company’s securities available for sale, all of which were in a continuous unrealized loss position for less than 12 months (in thousands):

	As of December 31, 2011
	Less Than 12 Months
	Fair Value	Unrealized Losses
Benihana Common Stock	$16,190	(287)

As of March 31, 2012, there were no unrealized losses associated with the Company’s securities available for sale.

BFC currently owns an aggregate of 1,582,577 shares of Benihana’s Common Stock, representing an approximately 9% ownership and voting interest in Benihana. At March 31, 2012 and December 31, 2011, the estimated fair value of our investment in Benihana’s Common Stock was approximately $20.5 million and $16.2 million, respectively, based on the closing price of Benihana’s Common Stock on the NASDAQ on March 31, 2012 and December 31, 2011 of $12.97 per share and $10.23 per share, respectively.

6.	Loans Receivable

The loan portfolio below as of March 31, 2012 excludes loans to be transferred to BB&T under the terms of the Agreement as these loans are included in assets held for sale (in thousands):

	March 31,	December 31,
	2012	2011
Commercial non-real estate	$29,805	118,145
Commercial real estate:
Residential	66,708	104,593
Land	3,496	24,202
Owner occupied	9,026	86,809
Other	174,292	464,902
Small Business:
Real estate	23,152	184,919
Non-real estate	11,999	99,835
Consumer:
Consumer - home equity	21,043	545,908
Consumer other	31	10,704
Deposit overdrafts	—	1,971
Residential:
Residential-interest only	19,468	369,531
Residential-amortizing	34,048	558,026

Total gross loans	393,068	2,569,545

Adjustments:
Premiums, discounts and net deferred fees	(84)	2,578
Allowance for loan losses	(7,167)	(129,887)

Loans receivable - net	$385,817	2,442,236

Loans held for sale	$62,791	55,601

Loans held for sale - Loans held for sale as of March 31, 2012 consisted of $46.2 million of commercial real estate loans and $16.6 million of residential loans. Included in the commercial real estate loans held for sale was $16.1 million of loans transferred from loans held-to-maturity during the three months ended March 31, 2012. Loans held for sale as of December 31, 2011 consisted of $35.8 million of commercial real estate loans and $19.8 million of residential loans. BankAtlantic Bancorp transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable and loans held for sale as of March 31, 2012 and December 31, 2011 was as follows (in thousands):

	March 31,	December 31,
Loan Class	2012	2011
Commercial non-real estate	$4,460	19,172
Commercial real estate:
Residential	63,118	71,719
Land	12,888	14,839
Owner occupied	4,064	4,168
Other	86,022	123,396
Small business:
Real estate	7,093	10,265
Non-real estate	1,368	1,751
Consumer	9,398	14,134
Residential:
Interest only	23,539	33,202
Amortizing	38,438	52,653

Total nonaccrual loans	$250,388	345,299

An age analysis of the past due recorded investment in loans receivable and loans held for sale as of March 31, 2012 and December 31, 2011 was as follows (in thousands):

March 31, 2012	31-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable
Commercial non-real estate	$1,096	—	1,381	2,477	27,328	29,805
Commercial real estate:
Residential	—	—	47,141	47,141	23,740	70,881
Land	—	—	12,888	12,888	—	12,888
Owner occupied	—	—	3,926	3,926	6,428	10,354
Other	7,708	—	52,720	60,428	145,009	205,437
Small business:
Real estate	551	172	5,983	6,706	16,408	23,114
Non-real estate	135	—	30	165	11,834	11,999
Consumer	357	616	9,398	10,371	10,807	21,178
Residential:
Residential-interest only	397	—	23,051	23,448	1,477	24,925
Residential-amortizing	1,170	1,061	34,182	36,413	8,781	45,194

Total	$11,414	1,849	190,700	203,963	251,812	455,775

December 31, 2011	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable(2)
Commercial non-real estate	$—	2,248	13,292	15,540	102,605	118,145
Commercial real estate:
Residential	—	—	44,633	44,633	64,134	108,767
Land	681	—	14,839	15,520	18,070	33,590
Owner occupied	2,008	—	4,031	6,039	82,102	88,141
Other	—	5,467	47,841	53,308	431,399	484,707
Small business:
Real estate	2,089	372	9,449	11,910	173,009	184,919
Non-real estate	—	462	76	538	99,187	99,725
Consumer	5,339	3,996	14,134	23,469	538,569	562,038
Residential:
Residential-interest only	2,656	3,488	32,317	38,461	343,958	382,419
Residential-amortizing	3,968	4,513	48,189	56,670	514,570	571,240

Total	$16,741	20,546	228,801	266,088	2,367,603	2,633,691

(1)	Includes an $80,000 commercial loan that was past due greater than 90 days and still accruing.
(2)

At December 31, 2011, total loans receivable excluded purchase accounting of $6.0 million in connection with BFC’s share acquisitions of BankAtlantic Bancorp in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,054	7,168	22,554	16,704	129,887
Charge-off :	(14,615)	(51,503)	(1,624)	(6,564)	(10,209)	(84,515)
Recoveries :	54	—	142	795	996	1,987
Provision :	1,410	(2,175)	—	—	—	(765)
Discontinued operations Provision:	—	—	(212)	4,220	5,210	9,218
Transfer to assets held for sale:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)

Ending balance	$1,359	4,212	1,020	366	210	7,167

Ending balance individually evaluated for impairment	$243	222	702	—	—	1,167
Ending balance collectively evaluated for impairment	1,116	3,990	318	366	210	6,000

Total	$1,359	4,212	1,020	366	210	7,167

Loans receivable:
Ending balance individually evaluated for impairment	$7,403	197,551	959	9,048	44,617	259,578
Ending balance collectively evaluated for impairment	$22,402	55,971	34,192	12,026	8,899	133,490

Total	$29,805	253,522	35,151	21,074	53,516	393,068

Purchases of loans	$—	—	—	—	—	—

Proceeds from loan sales	$—	1,000	—	—	—	1,000

Transfer to loans held for sale	$—	16,140	—	—	—	16,140

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-offs:	(464)	(12,667)	(2,611)	(7,814)	(13,702)	(37,258)
Recoveries :	791	718	310	408	131	2,358
Provision :	(405)	7,232	—	—	—	6,827
Discontinued operations Provision:	—	—	912	2,874	17,199	20,985

Ending balance	$10,708	79,142	10,125	27,511	27,565	155,051

Ending balance individually evaluated for impairment	$9,024	59,274	1,565	1,453	7,369	78,685
Ending balance collectively evaluated for impairment	1,684	19,868	8,560	26,058	20,196	76,366

Total	$10,708	79,142	10,125	27,511	27,565	155,051

Loans receivable:
Ending balance individually evaluated for impairment	$16,495	343,809	10,562	24,033	84,667	479,566
Ending balance collectively evaluated for impairment	$115,961	520,029	285,654	586,088	1,038,637	2,546,369

Total (1)	$132,456	863,838	296,216	610,121	1,123,304	3,025,935

Purchases of loans	$—	—	—	—	3,864	3,864

Proceeds from loan sales	$—	3,100	—	—	7,618	10,718

Transfer to loans held for sale	$—	2,450	—	—	25,072	27,522

(1)

As of March 31, 2011, total loans receivable excluded purchase accounting of $7.9 million in connection with BFC’s share acquisitions of BankAtlantic Bancorp in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

As part of the transition of the regulation of OTS savings associations to the OCC, the OCC provided guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including guidance surrounding specific valuation allowances on collateral dependent loans. Under OCC guidance where the appraised value of collateral on a collateral dependent loan is less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance is now generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and during the first quarter of 2012, BankAtlantic Bancorp charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell. This charge down consisted entirely of the charging off of existing specific valuation allowances. As a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce BankAtlantic Bancorp’s allowance for loan losses and recorded investment in the loans.

Impaired Loans - Loans are considered impaired when, based on current information and events, BankAtlantic Bancorp believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated as part of BankAtlantic Bancorp’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all criticized loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. BankAtlantic Bancorp generally measures loans for impairment using the fair value of collateral less cost to sell method. If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.

Impaired loans as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	As of March 31, 2012			As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial non-real estate	$1,189	1,189	243	17,792	17,792	15,408
Commercial real estate:
Residential	—	—	—	64,841	70,780	20,986
Land	—	—	—	5,451	5,451	1,765
Owner occupied	—	—	—	1,715	1,715	100
Other	20,000	20,000	222	130,771	149,742	29,731
Small business:
Real estate	—	—	—	6,499	6,499	85
Non-real estate	959	959	702	1,339	1,339	776
Consumer	—	—	—	15,951	17,502	1,454
Residential:
Residential-interest only	—	—	—	15,441	20,667	2,982
Residential-amortizing	—	—	—	20,554	24,545	3,960

Total with allowance recorded	$22,148	22,148	1,167	280,354	316,032	77,247

With no related allowance recorded:
Commercial non-real estate	$6,960	19,451	—	5,922	5,922	—
Commercial real estate:
Residential	69,789	141,483	—	26,735	71,759	—
Land	12,888	35,768	—	9,388	30,314	—
Owner occupied	5,483	6,573	—	3,882	4,872	—
Other	136,014	193,704	—	63,024	86,052	—
Small business:
Real estate	13,112	14,640	—	10,265	12,007	—
Non-real estate	744	902	—	792	1,107	—
Consumer	20,220	25,571	—	9,719	13,246	—
Residential:
Residential-interest only	23,539	39,741	—	17,761	28,042	—
Residential-amortizing	40,713	57,931	—	34,494	45,680	—

Total with no allowance recorded	$329,462	535,764	—	181,982	299,001	—

Commercial non-real estate	$8,149	20,640	243	23,714	23,714	15,408
Commercial real estate	244,174	397,528	222	305,807	420,685	52,582
Small business	14,815	16,501	702	18,895	20,952	861
Consumer	20,220	25,571	—	25,670	30,748	1,454
Residential	64,252	97,672	—	88,250	118,934	6,942

Total	$351,610	557,912	1,167	462,336	615,033	77,247

Average recorded investment and interest income recognized on impaired loans as of March 31, 2012 and 2011 were (in thousands):

	For the Three Months Ended March 31, 2012		For the Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial non-real estate	$1,174	11	15,958	16
Commercial real estate:
Residential	—	—	87,825	435
Land	—	—	10,319	42
Owner occupied	—	—	2,930	—
Other	20,000	169	105,215	404
Small business:
Real estate	—	—	5,292	14
Non-real estate	960	—	1,864	17
Consumer	—	—	10,489	—
Residential:
Residential-interest only	—	—	24,632	—
Residential-amortizing	—	—	20,211	—

Total with allowance recorded	$22,134	180	284,735	928

With no related allowance recorded:
Commercial non-real estate	$13,218	142	2,211	7
Commercial real estate:
Residential	80,683	283	34,626	91
Land	13,864	—	15,378	—
Owner occupied	5,540	14	3,919	36
Other	154,904	699	80,269	614
Small business:
Real estate	14,401	116	12,594	148
Non-real estate	792	13	489	14
Consumer	21,078	86	16,178	111
Residential:
Residential-interest only	26,932	—	13,883	4
Residential-amortizing	45,192	33	28,544	34

Total with no allowance recorded	$376,604	1,386	208,091	1,059

Commercial non-real estate	$14,392	153	18,169	23
Commercial real estate	274,991	1,165	340,481	1,622
Small business	16,153	129	20,239	193
Consumer	21,078	86	26,667	111
Residential	72,124	33	87,270	38

Total	$398,738	1,566	492,826	1,987

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

BankAtlantic Bancorp monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of March 31, 2012 was $191.7 million of collateral dependent loans, of which $96.8 million were measured for impairment using current appraisals and $94.9 million were measured by adjusting appraisals greater than six months old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values with respect to ten loans which did not have current appraisals were adjusted down by an aggregate amount of $2.7 million to reflect the change in market conditions since the appraisal date.

BankAtlantic Bancorp had commitments to lend $2.6 million of additional funds on impaired loans as of March 31, 2012.

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

Grades 8 to 9 – Not used.

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

Grade 13 – These loans, or portions thereof, are considered uncollectible and of such little value that continuance on BankAtlantic Bancorp’s books as an asset is not warranted. Such loans are generally charged down or completely charged off.

The following table presents risk grades for commercial and small business loans including loans held for sale as of March 31, 2012 (in thousands):

March 31, 2012	Commercial Non Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Real Business Estate	Small Business Non-Real Estate
Grade:
Grades 1 to 7	$267	—	—	4,608	22,959	—	645
Grade 10	5,718	1,460	—	—	49,235	2,591	4,161
Grade 11	23,820	69,421	12,888	5,746	133,243	20,523	7,193

Total (1)	$29,805	70,881	12,888	10,354	205,437	23,114	11,999

The following table presents risk grades for commercial and small business loans including loans held for sale as of December 31, 2011 (in thousands):

Risk Grade:	Commercial Non Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-Real Estate
Grades 1 to 7	$71,798	16,085	18,752	82,251	250,238	157,237	85,942
Grade 10	6,021	1,375	—	—	50,208	2,837	4,306
Grade 11	40,326	91,307	14,838	5,890	184,261	24,845	9,477

Total (1)	$118,145	108,767	33,590	88,141	484,707	184,919	99,725

(1)	There were no loans risk graded 12 or 13 as of March 31, 2012 or December 31, 2011

BankAtlantic Bancorp monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of BankAtlantic Bancorp’s residential loans were as follows (in thousands):

	As of March 31, 2012 (1)		As of December 31, 2011 (1)
Loan-to-value ratios	Residential Interest Only	Residential Amortizing	Residential Interest Only	Residential Amortizing
Ratios not available (2)	$5,072	21,357	124,868	304,372
=<60%	413	3,544	20,314	68,817
60.1% - 70%	548	1,154	10,316	30,033
70.1% - 80%	254	1,852	24,784	32,271
80.1% - 90%	988	2,045	27,622	27,523
>90.1%	17,650	15,242	174,515	108,224

Total	$24,925	45,194	382,419	571,240

(1)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.
(2)

Ratios not available consisted of property addresses not in the automated valuation database, and $10.7 million and $78.8 million as of March 31, 2012 and December 31, 2011, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

BankAtlantic Bancorp monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan–to-value ratios at origination. BankAtlantic Bancorp’s experience indicates that default rates are significantly lower with loans that have lower loan-to-value ratios at origination.

The loan-to-value ratios at loan origination of BankAtlantic Bancorp’s consumer loans secured by real estate were as follows (in thousands):

	Consumer Home Equity
	March 31,	December 31,
Loan-to-value ratios	2012	2011
<70%	$17,878	334,050
70.1% - 80%	2,104	97,516
80.1% - 90%	1,061	62,674
90.1% -100%	—	40,327
>100%	—	11,341

Total	$21,043	545,908

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

There was no financial statement effect of consumer and residential troubled debt restructured loans as the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, in place of the general allowance for those loans that had not already been placed on nonaccrual status. There was an impact to the allowance for loan losses as a result of the concessions made, which generally results from the expectation of slower future cash flows.

Troubled debt restructurings during the three months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2012		March 31, 2011
	Number	Recorded Investment	Number	Recorded Investment
Troubled Debt Restructurings
Commercial non-real estate	—	$—	—	$—
Commercial real estate:
Residential	—	—	—	—
Land	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	3	11,118
Small business:
Real estate	2	342	—	—
Non-real estate	—	—	—	—
Consumer	—	—	1	50
Residential:
Residential-interest only	—	—	1	547
Residential-amortizing	1	62	8	1,401

Total Troubled Debt Restructured	3	$404	13	$13,116

There were no loans that were modified in troubled debt restructurings since January 1, 2011 which defaulted during the three months ended March 31, 2012.

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2010 and experienced a payment default during the three months ended March 31, 2011 (dollars in thousands).

	For the Three Months Ended
	March 31, 2011
	Number	Recorded Investment
Troubled Debt Restructurings which have subsequently defaulted:
Commercial non-real estate	—	$—
Commercial real estate:
Residential	—	—
Land	1	3,458
Owner occupied	1	860
Other	—	—
Small business:
Real estate	—	—
Non-real estate	—	—
Consumer	1	20
Residential:
Residential-interest only	—	—
Residential-amortizing	—	—

Total Troubled Debt Restructured	3	$4,338

7.	Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable (in thousands):

	March 31,	December 31,
	2012	2011
Notes receivable, gross	$600,084	619,599
Purchase accounting adjustments	(24,140)	(28,503)

Notes receivable, net of purchase accounting adjustments	575,944	591,096
Allowance for loan losses	(70,339)	(73,260)

Notes receivable, net	$505,605	517,836

As previously disclosed, included in the table above are notes acquired through our November 2009 acquisition of approximately 7.4 million shares giving us a controlling interest in Bluegreen. In accordance with applicable accounting guidance “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company has elected to recognize interest income on these notes receivable using the expected cash flows method. The Company treated expected prepayments consistently in determining its cash flows expected to be collected, such that the non-accretable difference is not affected and the difference between actual prepayments and expected prepayments shall not affect the non-accretable difference. The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%. As of March 31, 2012 and December 31, 2011, the outstanding contractual unpaid principal balance of the acquired notes was $183.4 million and $196.3 million, respectively. As of March 31, 2012 and December 31, 2011, the carrying amount of the acquired notes was $159.3 million and $167.8 million, respectively.

The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at March 31, 2012 and December 31, 2011. The following is a reconciliation of accretable yield as of March 31, 2012 and December 31, 2011:

Accretable Yield	March 31,	December 31,
	2012	2011
Balance, beginning of year	$74,526	85,906
Accretion	(5,983)	(25,237)
Reclassification (to) from nonaccretable yield	(231)	13,857

Balance, end of year	$68,312	74,526

All of Bluegreen’s vacation ownership interests (“VOIs”) notes receivable bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.4% and 15.3% at March 31, 2012 and December 31, 2011, respectively. The majority of Bluegreen’s notes receivable secured by home sites bear interest at variable rates. The weighted-average interest rate charged on notes receivable secured by home sites was 7.8% for each of the period ended March 31, 2012 and December 31, 2011.

Bluegreen’s VOI notes receivable are generally secured by properties located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivables are secured by home sites in Georgia, Texas, and Virginia.

Notes receivable excluding the acquired notes as described above, are carried at amortized cost less an allowance for bad debts. Interest income is suspended, and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of March 31, 2012 and December 31, 2011, $19.9 million and $20.9 million, respectively, of the VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.

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

The table below sets forth the activity in the allowance for loan losses (including homesite notes receivable) uncollectible notes receivable are as follows (in thousands):

Balance at December 31, 2011	$73,260
Provision for loan losses (1)	6,429
Write-offs of uncollectible receivables	(9,350)

Balance at March 31, 2012	$70,339

(1)

Includes charges totaling $1.1 million to increase the allowance for uncollectible VOI notes receivable in connection with loans generated prior to December 15, 2008, the date on which Bluegreen implemented FICO® score-based credit standards.

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Current	$563,203	$576,063
31-60 days	6,085	9,038
61-90 days	5,299	7,836
Over 91 days	19,865	20,861
Purchase accounting adjustments	(24,140)	(28,503)

Notes receivable net of purchase accounting adjustments	570,312	585,295
Allowance for loan losses	(70,339)	(73,260)

Total	$499,973	$512,035

8.	Variable Interest Entities – Bluegreen

Bluegreen sells VOI notes receivable originated by Bluegreen Resorts through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction entered into in 2010 which was guaranteed by Bluegreen. These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third-parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the notes receivable for a fee which it believes approximates market rate for such services.

With each securitization, Bluegreen generally retains a portion of the securities. Under these arrangements, the cash payment received from the obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent that portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rate or loan loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March 31, 2012, Bluegreen was in compliance with all applicable terms and no trigger events had occurred.

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

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute, a limited amount of defaulted mortgage notes for new notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Voluntary repurchases and substitutions by Bluegreen of defaulted notes during March 31, 2012 and 2011 were $4.9 million and $8.1 million, respectively.

Below is the information related to the assets and liabilities of the VIEs included on the consolidated statements of financial condition (in thousands):

	March 31,	December 31,
	2012	2011
Restricted cash	$41,810	38,913
Securitized notes receivable, net	357,473	375,904
Receivable backed notes payable	363,247	385,140

The restricted cash and the securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

9.	Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Completed VOI units	$207,432	218,281
Construction-in-progress	4,859	1,609
Real estate held for future development	83,967	82,953
Land and facilities held for sale	477	4,418

Subtotal	296,735	307,261
Purchase accounting adjustment	(89,156)	(93,936)

Total	$207,579	213,325

Bluegreen reviews real estate held for future resort development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. No impairment charges were recorded with respect to Bluegreen Resorts’ inventory during the three months ended March 31, 2012 or 2011.

Interest capitalized to VOI inventory during the three months ended March 31, 2012 and 2011 was insignificant. The interest expense reflected in our financial statements is net of capitalized interest.

10.	Debt

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth the balances of Bluegreen’s lines-of-credit and notes payable facilities (in thousands):

	March 31, 2012			December 31, 2011
	Debt Balance	Interest Rate	Carrying Amount of Pledged Assets	Debt Balance	Interest Rate	Carrying Amount of Pledged Assets
Bluegreen:
RFA AD& C Facility	$18,089	10.00%	69,676	21,619	4.80%	70,640
H4BG Communities Facility	20,516	8.00%	21,373	23,889	8.00%	21,373
Wells Fargo Term Loan	13,620	7.11%	93,249	19,858	7.17%	98,034
Foundation Capital	10,141	8.00%	13,755	12,860	8.00%	15,437
Textron AD&C Facility	3,850	4.75%	9,276	3,866	4.75%	9,653
Fifth Third Bank Note Payable	2,871	3.24%	4,478	2,909	3.30%	4,518
Other	1,646	5.00-6.88%	1,703	1,816	5.00-6.88%	1,705

	70,733		213,510	86,817		221,360
Less purchase accounting adjustments	(268)		—	(284)		—

Total Real Estate and Other	$70,465		213,510	86,533		221,360

BankAtlantic:
Subordinated debentures	$—		—	22,000	LIBOR+3.45%	—

Total Financial Services	$—		—	22,000		—

Total notes payable	$70,465		213,510	108,533		221,360

Significant changes related to our lines-of-credit and notes payable during the three months ended March 31, 2012 include:

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of Bluegreen’s resorts and currently has one outstanding project loan, which is primarily collateralized by the Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). On March 30, 2012, the Club 36 Loan was amended to extend the maturity date from June 30, 2012 to December 31, 2012 and to provide, at Bluegreen’s option and subject to the payment of certain additional fees and provisions, the ability to further extend the maturity of up approximately $9.1 million until June 30, 2013. The amendment also increased the interest rate under the Club 36 Loan from LIBOR plus 4.5% to a fixed rate of 10%.

During the three months ended March 31, 2012, Bluegreen repaid $3.5 million of the outstanding balance under this facility.

H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) and golf courses at several Bluegreen Communities projects. During the three months ended March 31, 2012, Bluegreen repaid $3.4 million of the outstanding balance under this facility.

In connection with the closing of the sales transaction with Southstar on May 4, 2012, the entire amount of the H4BG facility was repaid, along with a $2.0 million deferred fee.

Wells Fargo Term Loan. In February 2012, the facility was amended to extend the maturity date to June 30, 2012, with four $4.5 million minimum installments to be paid monthly starting March 2012. If the proposed merger with BFC should close prior to the scheduled maturity, all amounts outstanding under the Wells Fargo Term Loan shall be due and payable. During the three months ended March 31, 2012, Bluegreen repaid $6.2 million of the outstanding balance under this facility.

Foundation Capital. During the three months ended March 31, 2012, Bluegreen repaid $2.7 million of the outstanding balance under this facility.

Receivable-Backed Notes Payable

The table below sets forth the balances of Bluegreen’s receivable-backed notes payable facilities (in thousands):

	March 31, 2012			December 31, 2011
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$46,152	6.50%	56,942	49,742	6.50%	60,708
2011 Liberty Bank Facility	10,363	6.50%	12,601	10,858	6.50%	13,367
GE Bluegreen/Big Cedar Receivables Facility	13,345	1.99%	23,101	15,551	2.05%	24,512
Legacy Securitization (1)	15,953	12.00%	24,111	17,623	12.00%	25,899
NBA Receivables Facility	14,889	6.75%	21,384	16,758	6.75%	23,064
CapitalSource – Facility	10,192	6.50%	12,916	—	—	—
RFA Receivables Facility	858	4.24%	2,492	1,281	4.30%	2,866

Total before discount	111,752		153,547	111,813		150,416
Less unamortized discount on
Legacy Securitization	(1,626)		—	(1,797)		—

	110,126		153,547	110,016		150,416
Less purchase accounting adjustments	(964)		—	(1,232)		—

Total	$109,162		153,547	108,784		150,416

Non-recourse receivable-backed notes payable:
BB&T Purchase Facility	$27,336	4.75%	40,029	28,810	4.75%	42,075
GE 2004 Facility (2)	7,681	7.16%	8,803	8,144	7.16%	9,301
2004 Term Securitization (2)	9,624	5.27%	9,820	11,307	5.27%	11,693
2005 Term Securitization (2)	36,060	5.98%	39,953	39,591	5.98%	44,277
GE 2006 Facility (2)	39,357	7.35%	44,589	41,275	7.35%	47,015
2006 Term Securitization (2)	37,160	6.16%	40,862	40,194	6.16%	44,128
2007 Term Securitization (2)	73,010	7.32%	83,305	78,062	7.32%	89,502
2008 Term Securitization (2)	28,151	7.88%	32,407	30,148	7.88%	34,699
2010 Term Securitization	79,509	5.54%	96,460	84,275	5.54%	102,014
Quorum Purchase Facility	11,032	6.50-8.00%	13,284	7,508	8.00%	9,175

Total	$348,920		409,512	369,314		433,879

Total receivable-backed debt	$458,082		563,059	478,098		584,295

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.
(2)	These receivable-backed notes payable are included in the Other Receivable-Backed Notes Payable section below.

Significant changes related to our receivable-backed notes payable facilities during the three months ended March 31, 2012 include:

2008 Liberty Bank Facility. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. During the three months ended March 31, 2012, Bluegreen repaid $3.6 million on the facility.

2011 Liberty Bank Facility. The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions Bluegreen believes to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($33.8 million as of March 31, 2012), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of March 31, 2012). During the three months ended March 31, 2012, Bluegreen received cash proceeds of $0.4 million in order to adjust our outstanding balance to be consistent with previously pledged collateral. Bluegreen also repaid $0.9 million on the facility during the period.

NBA Receivables Facility. Bluegreen/Big Cedar Joint Venture has an outstanding timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with the facility. The advance period under the facility has expired and $9.9 million of the amount outstanding as of March 31, 2012 matures on September 30, 2017, and $5.0 million matures on October 31, 2018. During the three months ended March 31, 2012, Bluegreen repaid $1.9 million on the facility.

BB&T Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”) which allows for maximum outstanding borrowings of $50.0 million and has a revolving advance period through December 17, 2012. During the three months ended March 31, 2012, Bluegreen repaid $1.5 million on the facility.

In April 2012, Bluegreen pledged $6.6 million of VOI notes receivable to this facility and received cash proceeds of $4.5 million.

Quorum Purchase Facility. On March 1, 2012, Bluegreen amended and expanded an existing timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the amended facility and subject to certain conditions precedent, Quorum agreed to purchase eligible timeshare receivables from Bluegreen or certain of its subsidiaries up to an aggregate $25.0 million purchase price on a revolving basis through March 31, 2013. The amended initial terms of the Quorum Purchase Facility reflect an 83% advance rate and a program fee rate of 6.5% per annum. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payment of customary fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

During the three months ended March 31, 2012, Bluegreen pledged $4.8 million of VOI notes receivable to this facility and received cash proceeds of $4.0 million. Bluegreen also repaid $0.4 million on the facility.

CapitalSource Facility. Bluegreen has a $30.0 million revolving timeshare receivables hypothecation facility (“the CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the Facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. During the three months ended March 31, 2012, Bluegreen pledged $13.2 million of VOI notes receivable to this facility and received cash proceeds of $10.6 million. Bluegreen also repaid $0.4 million on the facility during the period.

Other Receivable-Backed Notes Payable. In addition to the above described facilities, during the three month ended March 31, 2012, Bluegreen repaid $26.7 million of its other receivable-backed notes payable.

11.	Redeemable 5% Cumulative Preferred Stock

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of the 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. As of March 31, 2012, the shares of 5% Cumulative Preferred Stock were redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,015 per share for the twelve month period ending April 29, 2013 to $1,000 per share for the twelve month period ending April 29, 2016. In addition, pursuant to the Second Amendment described below, to the extent the shares are not earlier redeemed pursuant to the optional redemption right, the Company will be required to redeem 5,000 shares of the 5% Cumulative Preferred Stock during each of the years ending December 31, 2016, 2017 and 2018 for an aggregate annual redemption price of $5.0 million, or $1,000 per share. The 5% Cumulative Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and currently also upon the written non-objection from the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. The Company determined not to seek the Federal Reserve’s written non-objection to the dividend payment for fourth quarter of 2011 or the first quarter of 2012 and, therefore, has not yet made such dividend payments. Unpaid dividends on the 5% Cumulative Preferred Stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. Deregistration is expected to occur in connection with the consummation of BankAtlantic Bancorp’s currently proposed sale of BankAtlantic to BB&T. Upon deregistration, dividend payments by BFC, including with respect to the 5% Cumulative Preferred Stock, will no longer require the prior written non-objection of the Federal Reserve. The unpaid dividend payments, which totaled $375,000 as of March 31, 2012, are included in other liabilities in the accompanying consolidated statement of financial condition as of March 31, 2012.

On December 17, 2008, certain of the previously designated relative rights, preferences and limitations of the 5% Cumulative Preferred Stock were amended (the “First Amendment”) to eliminate the right of the holders of the 5% Cumulative Preferred Stock to convert their shares into shares of the Company’s Class A Common Stock. The First Amendment also required the Company to redeem shares of the 5% Cumulative Preferred Stock with the net proceeds received in the event the Company sold any shares of Benihana’s stock that it owned and entitled the holders of the 5% Cumulative Preferred Stock, in the event the Company defaulted on its dividend payment obligation with respect to such stock, to receive directly from Benihana the payments due (collectively, the “Benihana Stock Provisions”).

Based on an analysis of the 5% Cumulative Preferred Stock after giving effect to the First Amendment, the Company previously determined that the 5% Cumulative Preferred Stock met the requirements to be re-classified outside of permanent equity and into the mezzanine category at its fair value at the effective date of the First Amendment of approximately $11.0 million. The remaining amount of approximately $4.0 million is in additional paid in capital in the Company’s consolidated statements of financial condition. The fair value of the 5% Cumulative Preferred Stock was calculated by using an income approach by discounting estimated cash flows at a market discount rate.

During April 2012, the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock were further amended (the “Second Amendment”). Pursuant to the Second Amendment, the Company is now required to redeem, to the extent not previously redeemed pursuant to the above-described optional redemption right, 5,000 shares of its 5% Cumulative Preferred Stock for an aggregate redemption price of $5.0 million ($1,000 per share) during each of the years ending December 31, 2016, 2017 and 2018.

The Second Amendment also provides that, in the event that the Company defaults on its dividend or mandatory redemption obligations, then the holders of the 5% Cumulative Preferred Stock will be entitled to receive from the Company shares of common stock of Bluegreen owned by the Company having, in the aggregate, a fair market value equal to the amount of the dividend or redemption payment, as the case may be, to the extent not timely paid; provided that the maximum number of shares of Bluegreen’s common stock which the holders of the 5% Cumulative Preferred Stock will be entitled to receive as a result of one or more defaults with respect to the Company’s mandatory redemption obligation will be 5,000,000 shares (subject to adjustment in the case of a stock split or other applicable share combination or division affecting Bluegreen’s common stock). In consideration therefor, the Second Amendment eliminated the Benihana Stock provisions.

Under applicable accounting guidance as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock will be classified as a liability at its estimated fair value of approximately $11.5 million beginning in the second quarter of 2012.

12.	Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
BankAtlantic Bancorp	$(14,820)	(7,906)
Bluegreen	43,131	39,489
Joint ventures	27,971	31,693

Total noncontrolling interests	$56,282	63,276

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Noncontrolling interest - Continuing Operations:
BankAtlantic Bancorp	$(6,153)	(7,938)
Bluegreen	3,507	1,698
Joint ventures	3,628	1,562

	$982	(4,678)

Noncontrolling interest - Discontinued Operations:
BankAtlantic Bancorp	$(484)	(4,756)
Bluegreen	(139)	(281)

	(623)	(5,037)

Net income (loss) attributable to noncontrolling interests	$359	(9,715)

13.	Segment Reporting

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

The Company’s business activities currently consist of (i) Real Estate and Other business activities and (ii) Financial Services. We currently report the results of our business activities through five segments. Three of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts. Our other two segments —BankAtlantic’s commercial lending reporting unit (“CLRU”) and BankAtlantic Bancorp Parent Company — relate to our Financial Services business activities and represent BankAtlantic Bancorp’s continuing operations. Discontinued operations include the results of Bluegreen Communities (which previously was a separate reporting segment) and BankAtlantic’s community banking, investment, capital services and tax certificate reporting units (which were previously part of the BankAtlantic reporting segment) and Cypress Creek Holdings (which was previously part of the Real Estate Operations reporting segment). See Note 3 for additional information regarding discontinued operations.

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

Woodbridge has an equity interest of approximately 41% in Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant operator and franchisor engaged in the quick service and organic food industries. The investment included all of the outstanding shares of Pizza Fusion’s Series B Convertible Preferred Stock, which was entitled to special voting rights, including the right, to the extent Woodbridge chose to do so, to elect a majority of Pizza Fusion’s board of directors. During December 2011, Pizza Fusion effected a stock reclassification pursuant to which each share of Pizza Fusion’s Series A and Series B Convertible Preferred Stock automatically converted into one share of Pizza Fusion’s common stock. As a result, Woodbridge is no longer deemed to have a controlling interest in Pizza Fusion and, under the applicable accounting guidance for business combinations, the financial statements of Pizza Fusion were deconsolidated as of December 31, 2011. In connection with such deconsolidation, the Company recognized a $615,000 loss on investment in subsidiary during December 2011. Prior to that time, Pizza Fusion was determined to be a VIE under the provisions of the accounting guidance for VIEs entities, and the operating results of Pizza Fusion were consolidated into BFC.

Real Estate Operations

The Company’s Real Estate Operations segment consists of Core Communities, which suspended activities in December 2010, and Carolina Oak, which suspended its homebuilding activities in the fourth quarter of 2008.

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

CLRU

CLRU’s activities consist of managing a commercial loan portfolio, which include construction, residential development, land acquisition and commercial business loans. The activities during the three months ended March 31, 2012 and 2011 consisted of, but were not limited to, renewing, modifying, increasing, extending, refinancing and making protective advances on commercial loans, as well as the servicing of commercial loans.

BankAtlantic Bancorp Parent Company

The BankAtlantic Bancorp Parent Company activities include the managing of non-performing loans and related real estate owned acquired from BankAtlantic.

The tables below set forth the Company’s segment information as of and for the three months ended March 31, 2012 and 2011 (in thousands):

2012	BFC Activities	Real Estate Operations	Bluegreen Resorts	CLRU	BankAtlantic Bancorp Parent Company	Unallocated Amounts and Eliminations	Total
Revenues:
Sales of VOIs	$—	—	43,597	—	—	—	43,597
Fee-based sales commission and other revenues	—	—	12,778	—	—	—	12,778
Other fee-based service revenue	—	—	18,815	—	—	—	18,815
Interest income	—	—	—	8,158	177	21,164	29,499
Financial Services - non-interest income	—	—	—	70	339	(322)	87

Total revenues	—	—	75,190	8,228	516	20,842	104,776

Costs and Expenses:
Cost of VOIs sold	—	—	4,362	—	—	—	4,362
Cost of other resort operations	—	—	12,986	—	—	—	12,986
Interest expense	966	—	—	—	4,167	11,777	16,910
Recovery from loan losses	—	—	—	(761)	(4)	—	(765)
Selling, general and administrative expenses	3,383	31	36,970	—	—	13,825	54,209
Other expenses	—	—	—	12,930	5,703	(711)	17,922

Total costs and expenses	4,349	31	54,318	12,169	9,866	24,891	105,624

Equity in earnings from unconsolidated affiliates	4	—	—	—	120	34	158
Other income	979	—	—	—	—	(393)	586

(Loss) income from continuing operations before income taxes	(3,366)	(31)	20,872	(3,941)	(9,230)	(4,408)	(104)
Less: Provision for income taxes	—	—	—	1	—	5,200	5,201

(Loss) income from continuing operations	$(3,366)	(31)	20,872	(3,942)	(9,230)	(9,608)	(5,305)

Income from discontinued operations							2,944

Net loss							(2,361)
Less: Net income attributable to noncontrolling interests							359

Net loss attributable to BFC							(2,720)

Total assets	$65,091	53	758,091	787,998	315,997	2,986,069	4,913,299

2011	BFC Activities	Real Estate Operations	Bluegreen Resorts	CLRU	BankAtlantic Bancorp Parent Company	Unallocated Amounts and Eliminations	Total
Revenues:
Sales of VOIs and real estate	$—	—	36,334	—	—	—	36,334
Fee-based sales commission and other revenues	271	—	10,764	—	—	—	11,035
Other resorts fee-based revenue	—	—	17,200	—	—	—	17,200
Interest income	—	—	—	11,753	89	22,429	34,271
Financial Services - non-interest income (expense)	—	—	—	1	209	(296)	(86)

Total revenues	271	—	64,298	11,754	298	22,133	98,754

Costs and Expenses:
Cost of VOIs and real estate sold	—	—	7,225	—	—	—	7,225
Cost of other resort operations	—	—	13,081	—	—	—	13,081
Interest expense	1,361	1,241	—	—	3,784	15,133	21,519
Provision for (recovery from) loan losses	—	—	—	6,847	(20)	—	6,827
Selling, general and administrative expenses	5,376	218	32,619	—	—	11,076	49,289
Other expenses	—	—	—	12,586	3,432	(589)	15,429

Total costs and expenses	6,737	1,459	52,925	19,433	7,196	25,620	113,370

Gain on settlement of investment in subsidiary	—	11,305	—	—	—	—	11,305
Equity in earnings from unconsolidated affiliates	1,361	—	—	—	381	35	1,777
Other income	1,318	—	—	—	—	(420)	898

(Loss) income from continuing operations before income taxes	(3,787)	9,846	11,373	(7,679)	(6,517)	(3,872)	(636)
Less: (Benefit) provision for income taxes	(144)	—	—	1	—	2,288	2,145

(Loss) income from continuing operations	$(3,643)	9,846	11,373	(7,680)	(6,517)	(6,160)	(2,781)

Loss from discontinued operations							(9,545)

Net loss							(12,326)
Less: Net loss attributable to noncontrolling interests							(9,715)

Net loss attributable to BFC							(2,611)

Total assets	$90,353	36,540	826,320	1,053,645	317,860	3,400,734	5,725,452

14.	Commitments and Contingencies

BFC and its Wholly Owned Subsidiaries

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee is $2.0 million (which is shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to another unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts are recorded on our financial statements at March 31, 2012 or December 31, 2011 relating to the guarantee or otherwise in respect of the partnership.

A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with the lender with respect to the loan secured by the properties, pursuant to which the limited liability company conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million which is included in equity in earnings from unconsolidated affiliates in the Company’s consolidated statements of operations for the three months ended March 31, 2011.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At March 31, 2012 and December 31, 2011, the carrying amount of this investment was approximately $287,000 and $283,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

Based on current accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we are not deemed the primary beneficiaries in connection of the above entities subject to the above-described BFC/CCC investments as we do not have the power to direct the activities that can significantly impact the performance of these entities. Accordingly, these entities are not consolidated into our financial statements.

On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). Pursuant to the settlement agreement entered into during June 2008, as subsequently amended (the “Settlement Agreement”), Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”)) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by the Debtors and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. As of March 31, 2012 and December 31, 2011, we have placed into escrow approximately $11.7 million which represents the portion of the tax refund that is likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. The $11.7 million amount is included as restricted cash in BFC’s consolidated statements of financial condition.

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BFC has accrued $4.6 million as of March 31, 2012 and December 31, 2011 for pending legal proceedings, all of which relates to the Woodbridge appraisal rights litigation described below. BFC believes that it has meritorious defenses in the pending legal actions and that reasonably possible losses arising from these pending legal matters, in excess of the amounts currently accrued, if any, will not have a material impact on BFC’s financial statements. However, due to the significant uncertainties involved in these legal matters, the actual losses which may be incurred by BFC cannot be predicted.

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida.

Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve BFC’s merger with WHC and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. In December 2009, BFC recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders. The appraisal rights litigation thereafter commenced and is ongoing. The outcome of the litigation is uncertain and there is no assurance as to the amount of cash that will be required to be paid to the dissenting shareholders, which amount may be greater than the $4.6 million that BFC has accrued.

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

Litigation Regarding the Proposed BFC/Bluegreen Merger

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to the proposed merger between BFC and Bluegreen were filed against Bluegreen, the members of Bluegreen’s board of directors, BFC and BFC’s subsidiary, BXG Florida, LLC. As described below, four of these lawsuits have been consolidated into a single action in Florida. The other three lawsuits, which were filed in Massachusetts, have been stayed. The lawsuits seek to enjoin the merger or, if it is completed, to recover relief as determined by the applicable presiding court to be appropriate. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits have been consolidated into an action styled In Re Bluegreen Corporation Shareholder Litigation. On April 9, 2012, the plaintiffs filed a consolidated amended class action complaint which alleges that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. In the complaint, the plaintiffs also allege that BFC breached its fiduciary duties to Bluegreen’s minority shareholders and that BXG Florida, LLC aided and abetted the alleged breaches of fiduciary duties by Bluegreen’s directors and BFC. In addition, the complaint includes allegations relating to claimed violations of Massachusetts law. The complaint seeks declaratory and injunctive relief, along with damages and attorneys’ fees and costs.

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

Reserves are accrued for matters in which Bluegreen believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of December 31, 2011, Bluegreen had accrued $2.8 million for matters which it believes meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Bluegreen’s management is not at this time able to estimate a range of reasonably possible losses with respect to these matters in which it is reasonably possible that a loss will occur. In certain matters, Bluegreen is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs’ have not quantified or factually supported the claim.

Bluegreen believes that liabilities arising from the litigation and regulatory matters discussed below, in excess of the amounts currently accrued, if any, will not have a material impact on its financial statements.

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. Bluegreen believes the attempt to impose such a tax is contrary to Tennessee law and has vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The State of Tennessee Department of Revenue confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but has taken the position that Bluegreen owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011, Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the State of Tennessee Department of Revenue. Discovery matters relative to the litigation are ongoing.

Inquiry into Consumer Matters by the Office of the Florida Attorney General

The Office of the Attorney General for the State of Florida (the “AGSF”) advised Bluegreen that it has accumulated a number of consumer complaints since 2004 related to timeshare sales and marketing, and requested that Bluegreen propose a resolution on a collective basis of any outstanding complaints. The AGSF also requested that Bluegreen enter into a written agreement. Bluegreen has reached an agreement in principle with the AGSF which, subject to execution of documentation, establishes a process and timeframe for determining consumer eligibility for relief (including, where applicable, monetary restitution). Bluegreen has determined that many of the identified complaints were previously addressed and/or resolved. Bluegreen is cooperating with the State and does not believe this matter will have a material effect on its results of operations, financial condition or on its sales and marketing activities in Florida.

The matters described below relate to Bluegreen Communities’ business, which is reported as a discontinued operation and was subsequently sold to Southstar on May 4, 2012. However, as the sale of substantially all of the assets of Bluegreen Communities (as further described in Note 3) is structured as an asset sale and Southstar did not assume the liabilities related to the matters described below, these matters were retained by Bluegreen.

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by

Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010, the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the Plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest’s inaction in not leasing the mineral rights was not, by itself, a breach of a duty. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling. Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. The parties are exploring mediation as a means to resolve their issues. In the meantime, Southwest intends to vigorously defend itself against these allegations.

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

See also the description of the litigation relating to the proposed merger between BFC and Bluegreen described above.

BankAtlantic Bancorp

Financial instruments with off-balance sheet risk were (in thousands):

	March 31, 2012	December 31, 2011
Commitments to sell fixed rate residential loans	$14,570	14,882
Commitments to originate loans held for sale	14,325	14,089
Commitments to originate loans held to maturity	13,127	10,383
Commitments to extend credit, including the undisbursed portion of loans in process	335,490	328,872
Standby letters of credit	5,549	6,269
Commercial lines of credit	63,886	51,990

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $5.1 million at March 31, 2012. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $0.4 million at March 31, 2012. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments.

BankAtlantic Bancorp and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although BankAtlantic Bancorp believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of March 31, 2012 are not material to BankAtlantic Bancorp’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management of BankAtlantic Bancorp currently estimates the aggregate range of reasonably possible losses as $0.2 million to $1.4 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BankAtlantic Bancorp’s maximum loss exposure. During the three months ended March 31, 2012, a matter associated with tax certificates activities was settled for $1.6 million reducing the range of possible losses reported as of December 31, 2011 and the settlement amount was included in other liabilities in the accompanying unaudited consolidated statement of financial condition.

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

The following is a description of the ongoing litigation and regulatory matters:

Class action securities litigation

In October 2007, BankAtlantic Bancorp and current or former officers of BankAtlantic Bancorp were named in a lawsuit which alleged that during the period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint asserted claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and sought unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of BankAtlantic Bancorp’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. The plaintiffs have appealed the Court’s order setting aside the jury verdict with respect to certain of the defendants, which is pending before the United States Court of Appeals for the Eleventh Circuit.

Class Action Overdraft Processing Litigation

In November 2010, the two pending class action complaints against BankAtlantic associated with overdraft fees were consolidated. The Complaint, which asserts claims for breach of contract and breach of the duty of good faith and fair dealing, alleges that BankAtlantic improperly re-sequenced debit card transactions from largest to smallest, improperly assessed overdraft fees on positive balances, and improperly imposed sustained overdraft fees on customers. BankAtlantic has filed a motion to dismiss, which is pending with the Court.

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

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and Alan B. Levan, BankAtlantic Bancorp’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BankAtlantic Bancorp’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company. The defendants have filed a motion to dismiss, which is pending before the Court. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.

Bancorp Shareholders Lawsuit Seeking to Block the sale of BankAtlantic to BB&T under the Agreement

On April 5, 2012, J.Phillip Max filed a class action complaint in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida against Alan Levan, Jarett Levan, John Abdo, Steven Coldren, D. Keith Cobb, Charles C. Winningham III, Bruno Di Giulian, Willis Holcombe, David Lieberman, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and BB&T Corporation. The complaint alleges that the individual defendants breached their fiduciary duties of care, good faith and loyalty by causing or permitting BankAtlantic Bancorp to sell substantially all of its assets to BB&T. The complaint further alleges that BankAtlantic Bancorp, BFC and BB&T aided and abetted these breaches of fiduciary duty. The complaint seeks declaratory and equitable relief, including an injunction against the proposed transaction between BankAtlantic Bancorp and BB&T, as well as seeking damages. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the lawsuit.

15.	Certain Relationships and Related Party Transactions

BFC is the controlling shareholder of BankAtlantic Bancorp and Bluegreen. BFC also has a direct non-controlling interest in Benihana. Shares of BFC’s Class A and Class B Common Stock representing a majority of BFC’s total voting power are owned or controlled by BFC’s Chairman, President and Chief Executive Officer, Alan B. Levan, and by BFC’s Vice Chairman, John E. Abdo, both of whom are also directors of Bluegreen and Benihana, and executive officers and directors of BankAtlantic Bancorp and BankAtlantic. In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of BFC, BankAtlantic Bancorp and BankAtlantic.

As previously described, on November 11, 2011, BFC and Bluegreen entered into a definitive merger agreement pursuant to which, upon consummation of the merger contemplated thereby, Bluegreen will become a wholly-owned subsidiary of BFC. At the effective time of the merger, each outstanding share of Bluegreen’s Common Stock (other than shares owned by BFC and holders of Bluegreen’s Common Stock who exercise and perfect their appraisal rights) will be converted automatically into the right to receive eight shares of BFC’s Class A Common Stock (as adjusted in connection with the reverse stock split expected to be effected by BFC in connection with the merger. See Note 1 for additional information regarding the proposed merger.

The following table presents related party transactions relating to the shared service arrangements between BFC, BankAtlantic Bancorp and Bluegreen for the three months ended March 31, 2012 and 2011. All were eliminated in consolidation (in thousands).

		BFC	BankAtlantic Bancorp	Bluegreen
		(in thousands)
For the Three Months Ended March 31, 2012
Shared service income (expense)	(a)	$430	(318)	(112)
Facilities cost and information technology	(b)	$(90)	79	11

For the Three Months Ended March 31, 2011
Shared service income (expense)	(a)	$381	(291)	(90)
Facilities cost and information technology	(b)	$(111)	99	12

(a)	Pursuant to the terms of shared service agreements between BFC and BankAtlantic Bancorp, subsidiaries of BFC provide human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services.
(b)	As part of the shared service arrangement, BFC pays BankAtlantic and Bluegreen for the cost of office facilities utilized by BFC and its shared service operations. BFC also pays BankAtlantic for information technology related services pursuant to a separate agreement. BankAtlantic received approximately $20,000 and $16,000 from BFC under the information technology services agreement during the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, BFC had cash and cash equivalents accounts at BankAtlantic with balances of approximately $2.2 million and $0.2 million, respectively. These accounts were on the same general terms as deposits made by unaffiliated third parties. BFC received nominal interest with respect to these accounts during the three months ended March 31, 2012 and 2011.

In June 2010, BankAtlantic Bancorp and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC receives a monthly fee of $12,500 from each of BankAtlantic and BankAtlantic Bancorp and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, BFC will receive a fee equal to 1% of the net value recovered. During the three months ended March 31, 2012 and 2011, BFC was paid approximately $0.2 million and $0.1 million, respectively, of real estate advisory service fees under this agreement

During each of the quarters ended March 31, 2012 and 2011, Bluegreen paid a subsidiary of BFC approximately $0.2 million for a variety of management advisory services. In addition, BFC has an agreement with Bluegreen relating to the maintenance of different independent registered public accounting firms. Pursuant to this agreement, Bluegreen has reimbursed BFC or expect to reimburse BFC approximately $0.2 million and $0.3 million, respectively, for fees paid by BFC to its independent registered public accounting firm for services performed at Bluegreen as part of its annual financial statement audit.

Beginning in 2009, Bluegreen entered into a land lease with Benihana, who constructed and operates a restaurant on one of Bluegreen’s land parcels. Under the terms of the lease, Bluegreen received payments from Benihana of less than $0.1 million during the three months ended March 31, 2012 and 2011.

In prior periods, BankAtlantic Bancorp issued options to purchase shares of BankAtlantic Bancorp’s Class A Common Stock to employees of BFC. Additionally, certain employees of BankAtlantic Bancorp have transferred to affiliate companies, and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp from time to time also issues options and restricted stock awards to employees of BFC that perform services for BankAtlantic Bancorp. Expenses relating to all options and restricted stock awards granted by BankAtlantic Bancorp to BFC employees were approximately $9,000 and $16,000 for the three months ended March 31, 2012 and 2011, respectively. There were no options exercised by former employees of BankAtlantic Bancorp during the three months ended March 31, 2012 or 2011.

BankAtlantic Bancorp’s options and non-vested restricted stock outstanding to employees of BFC consisted of the following as of March 31, 2012:

	As of March 31, 2012
	BankAtlantic Bancorp Class A Common Stock	Weighted Average Price
Options outstanding	5,667	$333.85
Non-vested restricted stock	7,500	—

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

16.	Loss Per Common Share

The following table presents the computation of basic and diluted loss per common share attributable to the Company (in thousands, except per share data):

	For the Three Months Ended March 31,
	2012	2011
Basic (loss) earnings per common share
Numerator:
Income (loss) from continuing operations	$(5,305)	(2,781)
Less: Noncontrolling interests income (loss) from continuing operations	982	(4,678)

(Loss) income attributable to BFC	(6,287)	1,897
Preferred stock dividends	(188)	(188)

(Loss) income allocable to common stock	(6,475)	1,709

Income (loss) from discontinued operations	2,944	(9,545)
Less: Noncontrolling interests loss from discontinued operations	(623)	(5,037)

Income (loss) from discontinued operations attributable to BFC	3,567	(4,508)

Net loss allocable to common shareholders	$(2,908)	(2,799)

Denominator:
Basic weighted average number of common shares outstanding	77,135	75,381

Basic (loss) earnings per common share:
Earnings (loss) per share from continuing operations	$(0.08)	0.02
Income (loss) per share from discontinued operations	0.04	(0.06)

Basic (loss) earnings per share	$(0.04)	(0.04)

Diluted earnings (loss) per common share
Numerator:
(Loss) income allocable to common stock	$(6,475)	1,709
Income (loss) from discontinued operations	3,567	(4,508)

Net loss allocable to common shareholders	$(2,908)	(2,799)

Denominator:
Basic weighted average number of common shares outstanding	77,135	75,381
Effect of dilutive stock options and unvested restricted stock	354	—

Diluted weighted average number of common shares outstanding	77,489	75,381

Diluted (loss) earnings per common share:
(Loss) earnings per share from continuing operations	$(0.08)	0.02
Income (loss) per share from discontinued operations	0.04	(0.06)

Diluted loss per share	$(0.04)	(0.04)

During the three months ended March 31, 2012 and 2011, 2,297,858 and 2,492,176, respectively, of options to purchase shares of the Company’s Class A Common Stock were anti-dilutive.

17.	Parent Company Financial Information

BFC’s parent company accounting policies are generally the same as those described in the summary of significant accounting policies appearing in Amendment No. 1 to BFC’s Annual Report on Form 10-K/A for the year ended December 31, 2011. BFC’s investments in BankAtlantic Bancorp, Bluegreen and other consolidated entities are presented in the parent company financial statements as if accounted for using the equity method of accounting.

BFC’s parent company unaudited condensed statements of financial condition at March 31, 2012 and December 31, 2011, and unaudited condensed statements of operations and unaudited condensed statements of cash flows for the three months ended March 31, 2012 and 2011, are shown below:

Parent Company Condensed Statements of Financial Condition

(In thousands)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$362	1,418
Securities available for sale	20,665	16,311
Investment in Woodbridge Holdings, LLC	133,248	126,434
Investment in and advances in other subsidiaries	1,621	1,711
Notes receivable due from Woodbridge Holdings, LLC	7,261	7,574
Other assets	1,082	1,004

Total assets	$164,239	154,452

LIABILITIES AND EQUITY
Advances from and negative basis in wholly owned subsidiaries	$955	952
Accumulated loss in BankAtlantic Bancorp, Inc. investment	19,577	11,744
Other liabilities	11,212	10,986

Total liabilities	31,744	23,682

Redeemable 5% Cumulative Preferred Stock	11,029	11,029

Shareholders’ equity	121,466	119,741

Total liabilities and Equity	$164,239	154,452

Parent Company Condensed Statements of Operations

(In thousands)

	For the Three Months
	Ended March 31,
	2012	2011
Revenues	$544	417
Expenses	1,987	1,580

Loss before earnings (loss) from subsidiaries	(1,443)	(1,163)
Equity in earnings from Woodbridge Holdings, LLC	6,458	7,334
Equity in loss in BankAtlantic Bancorp	(7,681)	(10,328)
Equity in (loss) earnings from other subsidiaries	(54)	1,546

Loss before income taxes	(2,720)	(2,611)
Income taxes	—	—

Net loss	(2,720)	(2,611)
Preferred Stock dividends	(188)	(188)

Net loss allocable to common stock	$(2,908)	(2,799)

Parent Company Statements of Cash Flow

(In thousands)

	For the Three Months Ended March 31,
	2012	2011
Operating Activities:
Net cash used in operating activities	$(1,138)	(4,194)

Investing Activities:
Proceeds from maturities of securities available for sale	—	8,733
Purchase of securities	—	(8,149)
Distribution from subsidiaries	82	91

Net cash provided by investing activities	82	675

Financing Activities:
Preferred stock dividends paid	—	(188)

Net cash used in financing activities	—	(188)

Decrease in cash and cash equivalents	(1,056)	(3,707)
Cash at beginning of period	1,418	4,958

Cash at end of period	$362	1,251

Supplementary disclosure of non-cash investing and financing activities
Net increase in shareholders’ equity from the effect of subsidiaries’ capital transactions	399	609
Increase (decrease) in accumulated other comprehensive income	4,125	(451)

At March 31, 2012 and December 31, 2011, securities available for sale included BFC’s investment in Benihana’s Common Stock at its estimated fair value of approximately $20.7 million and $16.4 million, respectively.

Approximately $4.6 million of the amounts set forth as other liabilities at March 31, 2012 and December 31, 2011 represent amounts due in connection with the settlement of a class action litigation relating to exchange transactions that BFC entered into in 1989 and 1991. BFC is required to repay this obligation as settlement holders submit their claims to BFC.

18.	New Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU Number 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 clarify the intent of the Financial Accounting Standards Board (the “FASB”) regarding the highest and best use valuation premise and also provide guidance on measuring the fair value of an instrument classified in shareholders’ equity, the treatment of premiums and discounts in fair value measurements and measuring fair value of financial instruments that are managed within a portfolio. ASU 2011-04 also expands the disclosure requirements related to fair value measurements, including a requirement to disclose valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs for fair value measurements categorized within Level 3 of the fair value hierarchy and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial condition but for which the fair value measurement is required to be disclosed. ASU 2011-04 became effective for the first interim period beginning after December 15, 2011. The Company implemented ASU 2011-04 as of January 1, 2012. The implementation of ASU 2011-04 did not have a material effect on the Company’s financial statements.

ASU Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity; requires the consecutive presentation of the statement of net income and other comprehensive income; and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company implemented ASU 2011-05 effective January 1, 2012, except for the reclassification adjustment on the face of the financial statements which was deferred in ASU 2011-12 (as described below). The implementation of ASU 2011-05 did not have a material effect on the Company’s financial statements.

ASU Number 2011-08 – Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). On September 15, 2011, the FASB issued ASU 2011-08, amending the guidance in Accounting Standards Codification (“ASC”) Topic 350-20, Intangibles-Goodwill and Other-Goodwill (“ASC 350-20”). This amendment allows the entity an option to first use qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment described in ASC 350-20. An entity which chooses to use this option is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. ASU 2011-08 became effective for annual and interim goodwill impairment tests performed on or after January 1, 2012. The implementation of ASU 2011-08 did not have a material impact on the Company’s financial statements.

ASU Number 2011-10 – Property, Plant, and Equipment (Topic 360): Derecognition of In-substance Real Estate—a Scope Clarification (“ASU 2011-10”). ASU 2011-10 provides that, when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity generally should apply the guidance of Topic 360 to determine whether it should derecognize the in-substance real estate. The reporting entity would continue to include the real estate and debt on its financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU 2011-10 will be effective for annual and interim periods beginning on or after June 15, 2012. The Company believes that ASU 2011-10 will not have a material impact on its financial statements.

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

ASU Number 2011-12 – Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). In ASU 2011-12, the FASB deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The deferral allows the FASB to re-deliberate whether to require presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income of the components of net income and other comprehensive income.

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana, Inc. (“Benihana”). BankAtlantic Bancorp is currently the parent company of BankAtlantic, a federal savings bank. BFC also holds interests in other investments and subsidiaries, as described herein.

The Company’s business activities currently consist of (i) Real Estate and Other business activities and (ii) Financial Services. We currently report the results of our business activities through five segments. Three of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts. Our other two segments — BankAtlantic’s commercial lending reporting unit (“CLRU”) and BankAtlantic Bancorp Parent Company (which represents the operations of BankAtlantic Bancorp at its parent company level) — relate to our Financial Services business activities. As discussed below, discontinued operations include the results of Bluegreen Communities and BankAtlantic’s community banking, investment, capital services and tax certificate reporting units. Cypress Creek Holdings, LLC (“Cypress Creek Holdings”) is also reported as a discontinued operation. See Note 3 for additional information regarding discontinued operations and ‘Assets and Liabilities Held for Sale”. See also Note 1 — “Presentation of Interim Financial Statements” of the ‘Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for additional information regarding discontinued operations and Note 1 for further discussion of the presentation of the Company’s results of operations.

Generally accepted accounting principles (“GAAP”) require that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen and Woodbridge Holdings, LLC, BFC’s wholly owned subsidiary (“Woodbridge”) are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At March 31, 2012, BFC had an approximately 53% economic ownership interest in BankAtlantic Bancorp and an approximately 54% economic ownership interest in Bluegreen.

As of March 31, 2012, we had total consolidated assets of approximately $4.9 billion and shareholders’ equity attributable to BFC of approximately $121.5 million. Net loss attributable to BFC was approximately $2.7 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. However, in the short-term, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole. We expect to consider other opportunities that could alter our ownership in our affiliates or seek to make opportunistic investments outside of our existing portfolio; however, we do not currently have pre-determined parameters as to the industry or structure of any future investment. In furtherance of our goals, we will continue to evaluate various financing transactions, including (subject, to the extent applicable, to our receipt of all required regulatory approvals) raising additional debt or equity as well as other alternative sources of new capital.

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen. Pursuant to the terms of the merger agreement, if the merger is consummated, Bluegreen will become a wholly-owned subsidiary of BFC, and Bluegreen’s shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they hold at the effective time of the merger (as adjusted in connection with the reverse stock split expected to be effected by BFC in connection with the merger). The merger agreement contains representations, warranties and covenants on the part of BFC and Bluegreen which are believed to be customary for transactions of this type. Consummation of the merger is subject to a number of closing conditions. Certain of these conditions may not be waived, including the approval of both BFC’s and Bluegreen’s shareholders and the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. Following the announcement of the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate were filed. See Note 14 of the ‘Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for further information regarding this litigation. The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger.

Forward Looking Statements

This document contains forward-looking statements that involve a number of risks and uncertainties that are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that the expectations on which the forward-looking statements are based will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments is not a guarantee or indication of future performance.

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

•	the risks and uncertainties affecting BFC and its publicly-traded portfolio of companies, and their respective operations, markets, products and services;

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

•

BFC’s shareholders’ interests may be diluted if additional shares of BFC’s common stock are issued, and BFC’s public company investments may be diluted if BankAtlantic Bancorp, Bluegreen or Benihana issues additional shares of its stock;

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

•

risks related to BFC’s ability to pay dividends to holders of its preferred stock, which will depend on BFC’s financial condition and also is currently subject to the prior written non-objection of the Federal Reserve;

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

•

the uncertainty regarding the amount of cash that will be required to be paid to shareholders who exercised appraisal rights in connection with the 2009 merger between Woodbridge Holdings Corporation and (“WHC”) with BFC;

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

•

risks related to litigation and other legal proceedings against BFC and its subsidiaries, including (i) the legal and other professional fees and other costs and expenses of such proceedings, as well as the impact of any finding of liability or damages on our financial condition and operating results and (ii) with respect to litigation brought by the Securities and Exchange commission (the “SEC”) against BankAtlantic Bancorp and our Chairman, reputational risks and risks relating to the loss of our Chairman’s services; and

•	the Company’s success at managing the risks involved in the foregoing.

With respect to BankAtlantic Bancorp and BankAtlantic, the risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and BankAtlantic and their operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, decreases in real estate values, and increased unemployment or sustained high unemployment rates on their business generally, BankAtlantic’s regulatory compliance, the ability of BankAtlantic Bancorp’s borrowers to service their obligations and of customers to maintain account balances and the value of collateral securing outstanding loans;

•

BankAtlantic Bancorp’s loans, credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on its assets and the credit quality of its loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp);

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in the allowance for loan losses;

•	the impact of and expenses associated litigation including but not limited to litigation relating to overdraft fees and litigation brought by the SEC;

•	risks associated with maintaining required capital levels and that failing to comply with regulatory mandates will result in the imposition of additional regulatory requirements and/or fines;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities and our ability to raise capital; and

•	the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets;

•

in addition, this document contains forward looking statements relating to the agreement to sell BankAtlantic to BB&T that involve a number of risks and uncertainties including, but not limited to, the following: that the transaction between BB&T and BankAtlantic Bancorp may not be completed in the time frame indicated, on anticipated terms, or at all; that BankAtlantic Bancorp’s and/or BankAtlantic’s business or net asset values may be negatively affected by the pendency of the proposed transaction or otherwise; that regulatory approvals may not be received or may be subject to burdensome or unacceptable conditions; that the transaction may not be as advantageous to BankAtlantic Bancorp as expected; that BankAtlantic Bancorp’s shareholders may not realize the anticipated benefits; that BankAtlantic Bancorp’s future business plans may not be realized as anticipated, if at all; that BankAtlantic Bancorp’s Class A Common Stock may not meet the requirements for continued listing on the NYSE; and that the assets retained by BankAtlantic Bancorp directly or through its subsidiaries may not be monetized at the values currently ascribed to them; and

•	BankAtlantic Bancorp’s success at managing the risks involved in the foregoing.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to

•	the overall state of the economy, interest rates and the availability of financing may affect Bluegreen’s ability to market vacation ownership interests (“VOIs”);

•	Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if the customers it finances default on their obligations;

•

while Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that Bluegreen’s business and profitability will not otherwise continue to depend on its ability to obtain financing, which may not be available on favorable terms, or at all;

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

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. On an ongoing basis, management evaluates its estimates, and actual results could differ significantly from those estimates, including those that relate to the determination of the allowance for loan losses, the estimated future sales value of inventory, the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting, the recovery of the carrying value of real estate inventories, the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets, the evaluation of goodwill, the valuation of securities, as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the acquisition method of accounting, the estimate of contingent liabilities related to litigation and other claims and assessments, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) revenue recognition and inventory cost allocation; (ii) allowance for loan losses; (iii) allowance for loans losses on notes receivable secured by VOIs; (iv) the carrying value of completed VOI inventory and VOIs held for and under development; (v) the carrying value of assets held for sale; (vi) impairment of long-lived assets, including goodwill and intangible assets; and (vii) the valuation of Bluegreen’s notes receivable which for accounting purposes are treated as having been acquired by BFC. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in Amendment No. 1 our Annual Report on Form 10-K/A for the year ended December 31, 2011.

New Accounting Pronouncements

See Note 18 of the “Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Real Estate and Other	$7,867	11,420
Financial Services	(13,172)	(14,201)

Loss from continuing operations	(5,305)	(2,781)
Income (loss) from discontinued operations, less income tax	2,944	(9,545)

Net loss	(2,361)	(12,326)
Less: Net income (loss) attributable to noncontrolling interests	359	(9,715)

Net loss attributable to BFC	(2,720)	(2,611)
5% preferred stock dividends	(188)	(188)

Net loss allocable to common stock	$(2,908)	(2,799)

Consolidated net loss attributable to BFC for the three months ended March 31, 2012 and 2011 was $2.7 million and $2.6 million, respectively. Discontinued operations include the results of Bluegreen Communities and BankAtlantic’s community banking, investment, capital services and tax certificate reporting units, and Cypress Creek Holdings. The results of the Company’s business segments and other information related to each segment are discussed below in BFC Activities, Real Estate Operations, Bluegreen and Financial Services. The 5% preferred stock dividend represents the dividend obligations of the Company with respect to its 5% Cumulative Preferred Stock. As previously disclosed, BFC paid $187,500 quarterly cash dividend on its 5% Cumulative Preferred Stock during the three months ended March 31, 2011, but did not make such dividend payment during the three months ended March 31, 2012 (but such amount is included as a liability in the Company’s statement of financial condition as of March 31, 2012).

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at March 31, 2012 and December 31, 2011 were $4.9 billion and $4.8 billion, respectively. The primary changes of total assets are summarized below:

•

an increase in interest bearing deposits in other banks, reflecting higher cash balances at the Federal Reserve Bank primarily resulting from deposit growth and repayment of loans and securities available for sale at BankAtlantic;

•

a decrease in securities available for sale due to BankAtlantic Bancorp’s reclassification of $40.5 million of assets to assets held for sale as well as normal repayments, partially offset by an increase of approximately $4.3 million resulting from an unrealized gain in Benihana’s Common Stock for the quarter ended March 31, 2012;

•	a decrease in BankAtlantic’s tax certificate balances reflecting the reclassification of $29.9 million of tax certificates to assets held for sale, as well as normal redemptions;

•	an increase in BankAtlantic Bancorp’s loans held for sale primarily resulting from the transfer of a $15.1 million commercial loan to loans held for sale;

•

a reduction in BankAtlantic’s loans receivable, net reflecting the reclassification of $1.9 billion of loans to assets held for sale as well as $12.3 million of loans transferred to real estate owned, and the repayments of loans in the ordinary course of business;

•

a decrease in accrued interest receivables resulting primarily from BankAtlantic’s reclassification of $12.8 million of accrued interest receivable into assets held for sale and lower earning asset balances;

•	a decrease in real estate owned primarily resulting from BankAtlantic Bancorp’s residential and commercial real estate sales;

•	a decrease in office properties and equipment resulting primarily from BankAtlantic’s reclassification of $133.2 million of office properties and equipment to assets held for sale;

•	BankAtlantic’s FHLB stock, real estate held for sale, goodwill and prepaid FDIC deposit insurance assessment were transferred to assets held for sale in their entirety; and

•

an increase in assets held for sale representing BankAtlantic’s assets to be transferred to BB&T upon the closing of BankAtlantic Bancorp’s proposed sale of BankAtlantic to BB&T (See “Financial Services” below for additional information regarding this transaction).

Total liabilities at March 31, 2012 and December 31, 2011 were $4.7 billion and $4.6 billion, respectively. The primary changes in components of total liabilities are summarized below:

•	an increase in BankAtlantic’s total deposits primarily resulting from income tax refunds and competitive money market account interest rates;

•	an increase in BankAtlantic Bancorp’s junior subordinated debentures liability due to interest deferrals;

•	BankAtlantic’s subordinated debentures of $22 million were reclassified to liabilities held for sale;

•

included in other liabilities as of March 31, 2012 were BankAtlantic’s principal and interest advances on retained residential loans and real estate owned serviced by others of $12.4 million as well as retained loan escrow balance and accrued liabilities; and

•	liabilities held for sale represents BankAtlantic’s liabilities to be transferred to BB&T upon the closing of BankAtlantic Bancorp’s proposed sale of BankAtlantic to BB&T.

BFC Activities

The BFC Activities segment consists of BFC operations, our investment in Benihana, and other activities, including investments and operations of Woodbridge unrelated to real estate. BFC operations primarily consist of our corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared services which provides human resources, risk management, investor relations and executive office administration services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”), as well as the activities of Snapper Creek Equity Management, LLC and certain other investments.

Woodbridge has an equity interest of approximately 41% in Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant operator and franchisor engaged in the quick service and organic food industries. The investment included all of the outstanding shares of Pizza Fusion’s Series B Convertible Preferred Stock, which was entitled to special voting rights, including the right, to the extent Woodbridge chose to do so, to elect a majority of Pizza Fusion’s board of directors. During December 2011, Pizza Fusion effected a stock reclassification pursuant to which each share of Pizza Fusion’s Series A and Series B Convertible Preferred Stock automatically converted into one share of Pizza Fusion’s common stock. As a result, Woodbridge is no longer deemed to have a controlling interest in Pizza Fusion and, under the applicable accounting guidance for business combinations, the financial statements of Pizza Fusion were deconsolidated as of December 31, 2011. Prior to that time, Pizza Fusion was determined to be a VIE under the provisions of the accounting guidance for VIEs entities, and the operating results of Pizza Fusion were consolidated into BFC.

The discussion that follows reflects the operations and related matters of BFC Activities (in thousands).

	For the Three Months Ended March 31,		Change 2012 vs. 2011
	2012	2011
Revenues
Other revenues	—	271	(271)

	—	271	(271)

Cost and Expenses
Interest expense, net	$966	1,361	(395)
Selling, general and administrative expenses	3,383	5,376	(1,993)

	4,349	6,737	(2,388)
Equity in earnings from unconsolidated affiliates	4	1,361	(1,357)
Other income	979	1,318	(339)

Loss from continuing operations before income taxes	(3,366)	(3,787)	421
Less: Benefit for income taxes	—	(144)	144

Net loss	$(3,366)	(3,643)	277

Other revenues for the three months ended March 31, 2011 related to franchise revenues generated by Pizza Fusion.

Interest expense totaled $1.0 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in interest expense was primarily the result of lower interest rates on outstanding indebtedness.

Selling, general and administrative expenses decreased $2.0 million to $3.4 million for the three months ended March 31, 2012 from $5.4 million for the same period in 2011. The decrease in selling, general and administrative expenses primarily related to lower franchise expenses as a result of the deconsolidation of Pizza Fusion, as well as lower professional and depreciation expenses.

The decrease in equity in earnings from unconsolidated affiliates was primarily due to the recognition of the negative basis of an investment in BFC/CCC’s wholly-owned subsidiary of approximately $1.3 million. BFC/CCC’s wholly-owned subsidiary had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the

MD&A

(BFC)

limited liability company reached a settlement with the lender with respect to the loan secured by the properties, pursuant to which the limited liability company conveyed the properties to the lender via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million.

2008 Step acquisitions — Purchase Accounting

During 2008, BFC purchased an aggregate of approximately 144,770 shares of BankAtlantic Bancorp’s Class A Common Stock on the open market. The shares purchased were accounted for as step acquisitions under the purchase method of accounting then in effect, pursuant to which the assets and liabilities deemed to be acquired by BFC were revalued to reflect market values at the date of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other effects of purchase accounting increased our consolidated net loss for the three months ended March 31, 2012 by approximately $110,000 and decreased our consolidated net loss for the three months ended March 31, 2011 by approximately $160,000.

BFC Activities — Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, we had cash, cash equivalents and short-term investments totaling approximately $4.0 million and $7.8 million, respectively. The decrease in cash, cash equivalents and short-term investments for the three months ended March 31, 2012 was due to BFC’s operating and general and administrative expenses of approximately $2.4 million, junior subordinated debentures interest payments of approximately $0.9 million and closing costs related to the sale of the Cypress Creek Holdings office building of approximately $0.7 million.

Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments. In addition, during the fourth quarter of 2011, we received a $7.4 million tax refund, net of amounts payable under the Settlement Agreement related to the Chapter 11 Cases. We expect to use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the three months ended March 31, 2012 or the years ended December 31, 2011 or 2010.

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

BFC currently owns an aggregate of 1,582,577 shares of Benihana’s Common Stock, representing an approximately 9% ownership and voting interest in Benihana. At March 31, 2012 and December 31, 2011, the estimated fair value of our investment in Benihana’s Common Stock was approximately $20.5 million and $16.2 million, respectively. A decline in the market price of Benihana’s Common Stock would have an adverse impact on BFC’s financial statements. During March 2012, a registration statement on Form S-3 was filed by Benihana and declared effective by the SEC, under which we may sell any and all of the 1,582,577 shares of Benihana’s Common Stock that we own. The proceeds we receive from any such sale of Benihana’s Common Stock will depend on the timing of the sale and the market price of Benihana’s Common Stock. During each of January 2012 and April 2012, BFC received approximately $127,000 of dividend payments with respect to its shares of Benihana’s Common Stock.

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

BFC has never received cash dividends from Bluegreen. Certain of Bluegreen’s credit facilities contain terms which prohibit the payment of cash dividends, and Bluegreen may only pay dividends subject to such restrictions and declaration by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.

BFC, on a parent company only basis, has previously committed that it will not, without the prior written non-objection of its primary regulator, (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity, (ii) make dividend payments on its preferred stock, in each case without such prior written non-objection or (iii) enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices. BFC has determined not to seek the Federal Reserve’s written non-objection to the dividend payments on its preferred stock for each of the quarters ended December 31, 2011 and March 31, 2012 and, therefore, has not yet made the dividend payments. Unpaid dividends on BFC’s outstanding preferred stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. Deregistration is expected to occur in connection with the consummation of BankAtlantic Bancorp’s currently proposed sale of BankAtlantic to BB&T. Upon deregistration, dividend payments by BFC, including with respect to its outstanding preferred stock, will no longer require the prior written non-objection of the Federal Reserve. As of March 31, 2012, unpaid dividend payments totaled $375,000, and such amount is included in other liabilities in the accompanying consolidated statement of financial condition as of March 31, 2012.

On September 21, 2009, BFC and WHC consummated their merger pursuant to which WHC merged with Woodbridge, a wholly owned subsidiary of BFC. Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Woodbridge is currently a party to legal proceedings relating to the appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, which is reflected in the Company’s consolidated statements of financial condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. As a result, there is no assurance as to the amount of the payment that will ultimately be required to be made to the Dissenting Holders, which amount may be greater than the $4.6 million that has been accrued.

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of the 5% Cumulative Preferred Stock to an investor group in a private offering.

MD&A

(BFC)

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. As of March 31, 2012, the shares of 5% Cumulative Preferred Stock were redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,015 per share for the twelve month period ending April 29, 2013 to $1,000 per share for the twelve month period ending April 29, 2016. In addition, pursuant to the Second Amendment described below, to the extent the shares are not earlier redeemed pursuant to the optional redemption right, the Company will be required to redeem 5,000 shares of the 5% Cumulative Preferred Stock during each of the years ending December 31, 2016, 2017 and 2018 for an aggregate annual redemption price of $5.0 million, or $1,000 per share. The 5% Cumulative Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and currently also upon the written non-objection from the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. The Company determined not to seek the Federal Reserve’s written non-objection to the dividend payment for the fourth quarter of 2011 or the first quarter of 2012 and, therefore, has not yet made such dividend payments. Unpaid dividends on the 5% Cumulative Preferred Stock will cumulate until paid, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. Deregistration is expected to occur in connection with the consummation of BankAtlantic Bancorp’s currently proposed sale of BankAtlantic to BB&T. Upon deregistration, dividend payments by BFC, including with respect to the 5% Cumulative Preferred Stock, will no longer require the prior written non-objection of the Federal Reserve. The unpaid dividend payments, which totaled $375,000 as of March 31, 2012, are included in other liabilities in the Company’s consolidated statement of financial condition as of March 31, 2012.

On December 17, 2008, certain of the previously designated relative rights, preferences and limitations of the 5% Cumulative Preferred Stock were amended (the “First Amendment”) to eliminate the right of the holders of the 5% Cumulative Preferred Stock to convert their shares into shares of the Company’s Class A Common Stock. The First Amendment also required the Company to redeem shares of the 5% Cumulative Preferred Stock with the net proceeds received in the event the Company sold any shares of Benihana’s stock that it owned and entitled the holders of the 5% Cumulative Preferred Stock, in the event the Company defaulted on its dividend payment obligation with respect to such stock, to receive directly from Benihana the payments due (collectively, the “Benihana Stock Provisions”).

During April 2012, the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock were further amended (the “Second Amendment”). Pursuant to the Second Amendment, the Company is now required to redeem, to the extent not previously redeemed pursuant to the above-described optional redemption right, 5,000 shares of its 5% Cumulative Preferred Stock for an aggregate redemption price of $5.0 million ($1,000 per share) during each of the years ending December 31, 2016, 2017 and 2018. The Second Amendment also provides that, in the event that the Company defaults on its dividend or mandatory redemption obligations, then the holders of the 5% Cumulative Preferred Stock will be entitled to receive from the Company shares of common stock of Bluegreen owned by the Company having, in the aggregate, a fair market value equal to the amount of the dividend or redemption payment, as the case may be, to the extent not timely paid; provided that the maximum number of shares of Bluegreen’s common stock which the holders of the 5% Cumulative Preferred Stock will be entitled to receive as a result of one or more defaults with respect to the Company’s mandatory redemption obligation will be 5,000,000 shares (subject to adjustment in the case of a stock split or other applicable share combination or division affecting Bluegreen’s common stock). In consideration therefor, the Second Amendment eliminated the Benihana Stock Provisions.

Under applicable accounting guidance as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock will be classified as a liability at its estimated fair value of approximately $11.5 million beginning in the second quarter of 2012.

On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). Pursuant to the settlement agreement entered into during June 2008, as subsequently amended (the “Settlement Agreement”), Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition,

MD&A

(BFC)

Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”)) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by the Debtors and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. As of March 31, 2012 and December 31, 2011, we have placed into escrow approximately $11.7 million, which represents the portion of the tax refund that is likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. The $11.7 million amount is included as restricted cash in BFC’s consolidated statements of financial condition.

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed the repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee is $2.0 million (which is shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to another unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts recorded on our financial statements at March 31, 2012 or December 31, 2011 relating to the guarantee or otherwise in respect of the partnership.

A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with the lender with respect to the loan secured by the properties, pursuant to which the limited liability company conveyed the properties to the lender via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million, which is included in equity in earnings from unconsolidated affiliates in the Company’s consolidated statements of operations for the three months ended March 31, 2011.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At March 31, 2012 and December 31, 2011, the carrying amount of this investment was approximately $287,000 and $283,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded on the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

MD&A

(BFC)

Real Estate Operations

The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core Communities, LLC (“Core” or “Core Communities”) and Carolina Oak Homes, LLC (“Carolina Oak”). The Real Estate Operations segment also previously included the operations of Cypress Creek Holdings. The results of Cypress Creek Holdings are classified as discontinued operations for each of the three months ended March 31, 2012 and 2011.

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

As a result of significant challenges faced during 2009, Woodbridge made a decision to cease all activities at Carolina Oak. Woodbridge was the obligor under a $37.2 million loan collateralized by property owned by Carolina Oak. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. On April 26, 2011, a settlement agreement was entered into to resolve the disputes and litigation relating to the loan. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. In accordance with applicable accounting guidance, a deferred gain on debt settlement of $29.9 million was recorded in the Company’s consolidated statement of financial condition as of December 31, 2011 and will be recognized as income in the second quarter of 2012.

MD&A

(BFC)

Real Estate Operations

The discussion that follows reflects the operations and related matters of the Real Estate Operations segment (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Other revenues	$—	—

	—	—

Costs and expenses:
Interest expense	—	1,241
Selling, general and administrative expenses	31	218

Total costs and expenses	31	1,459

Gain on settlement of investment in subsidiary	—	11,305
Interest income and other income	—	—

(Loss) income before income taxes	(31)	9,846
(Provision) benefit for income taxes	—	—

Net (loss) income	$(31)	9,846

There were no real estate sales or other revenues during the three months ended March 31, 2012 or 2011 due to the liquidation of the real estate assets at Core and Carolina Oak.

There was no interest expense for the three months ended March 31, 2012 due to debt settlement agreements entered into by Core and its lenders and Carolina Oak and its lender which resulted in both Core and Carolina Oak being released from all outstanding obligations during 2011. Interest expense of approximately $1.2 million recognized during the three months ended March 31, 2011 is primarily due to the then outstanding loan of approximately $27.2 million at Core and the then outstanding loan at Carolina Oak of approximately $37.2 million, in each case as described above. Both loans were extinguished during 2011.

Selling, general and administrative expenses decreased to $31,000 for the three months ended March 31, 2012 from $218,000 for the same period in 2011. The decrease was the result of the cessation of operations at Core and Carolina Oak.

Gain on settlement of investment in subsidiary of $11.3 million during the three months ended March 31, 2011 is attributable to the deconsolidation of five of Core’s subsidiaries, the membership interests in which were transferred to the lender upon settlement of approximately $86.7 million in debt, as described above. There were no such gains recognized during the same period in 2012.

MD&A

(BFC)

Discontinued Operations — Cypress Creek Holdings

Cypress Creek Holdings owned an 80,000 square foot office building in Fort Lauderdale, Florida. As of December 31, 2011, the building, which had an estimated carrying value of approximately $6.4 million, served as collateral for an approximately $11.2 million mortgage loan.

The building was previously 50% occupied by an unaffiliated third party pursuant to a lease which expired in March 2010. The tenant opted not to renew the lease and vacated the space as of March 31, 2010. After efforts to lease the space proved unsuccessful, the lender with respect to the loan secured by the office building agreed to permit Cypress Creek Holdings to pursue a short sale of the building. Cypress Creek Holdings results of operations are reported as a discontinued operation in the Company’s consolidated financial statements and its assets are classified as assets held for sale as of December 31, 2011. During January 2012, the building was sold for approximately $10.8 million. The proceeds of the sale plus a $668,000 payment made by Cypress Creek Holdings were paid to the lender in full satisfaction of the loan. During the first quarter of 2012, the Company recognized a gain of approximately $4.4 million in connection with the sale.

Below are the results of discontinued operations related to Cypress Creek Holdings for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011

Revenues	$4,449	—

Total revenues	4,449	—

Cost and Expenses:

Other costs and expenses	52	271
Interest expense	—	161

Total costs and expenses	52	432

Gain (loss) from discontinued operations before taxes	4,397	(432)

Provision for income taxes	—	—

Income (loss) from discontinued operations	$4,397	(432)

Revenues for the three months ended March 31, 2012 include a gain of approximately $4.4 million on the sale of the office building owned by Cypress Creek Holdings during January 2012. There were no revenues for the same period in 2011.

Total costs and expenses for the three months ended March 31, 2012 decreased to $52,000 compared to $432,000 for the same period in 2011 due to sale of the office building in January 2012 and the related settlement of the outstanding loan collateralized by the building.

Real Estate Operations-Liquidity and Capital Resources

Due to the cessation of operations at Core and Carolina Oak, the cash and cash equivalents balance at March 31, 2012 and December 31, 2011 was not significant.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately

MD&A

(BFC)

$33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At March 31, 2012 and December 31, 2011, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. No reimbursements were made during the three months ended March 31, 2012 or the year ended December 31, 2011.

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

Bluegreen

The Company’s consolidated financial statements for the three months ended March 31, 2012 and 2011 include the results of operations of Bluegreen. Bluegreen’s results of operations are reported through Bluegreen Resorts, the operating segment of Bluegreen engaged in the vacation ownership industry. Bluegreen Communities, which prior to June 30, 2011 was a separate reporting segment of Bluegreen and BFC, has ceased to be a separate reporting segment as a result of the sales process with respect to, and resulting sale of, substantially all of its assets which comprised Bluegreen Communities. Bluegreen Communities’ operating results are presented as discontinued operations for the three months ended March 31, 2012 and 2011. See Note 3 of the “Notes to Unaudited Consolidated Financial Statements” for information regarding the results of discontinued operations. The only assets available to BFC from Bluegreen are dividends when and if paid by Bluegreen. Bluegreen is a separate public company, and the following discussion is derived from or includes disclosure prepared by Bluegreen’s management for inclusion in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. Accordingly, unless noted to the contrary or the context otherwise requires, references to the “Company”, “we”, “us” or “our” in the following discussion are references to Bluegreen and its subsidiaries, and are not references to BFC, BankAtlantic Bancorp or BankAtlantic.

Bluegreen’s results for the first quarter of 2012 reflect its continued focus on fee-based service business and its efforts to achieve selling and marketing efficiencies in its Bluegreen Resorts segment.

During the three months ended March 31, 2012:

•

Bluegreen generated “free cash flow” (cash flow from operating and investing activities) of $23.3 million compared to $34.0 million during the three months ended March 31, 2011. The decrease in cash from operating activities during the first quarter of 2012 compared to the same period in 2011 reflects $2.9 million higher VOI construction and development spending at its Bluegreen/Big Cedar Joint Venture and lower cash received from notes receivable due to the decreasing balance of the portfolio. Additionally, cash from operating activities in the first quarter of 2011 benefited from an income tax refund of approximately $2.5 million.

•	Bluegreen earned income from continuing operations of $11.3 million compared to $5.2 million during the three months ended March 31, 2011.

•	VOI system-wide sales, which include sales of third-party inventory, were $74.7 million compared to $58.5 million during the three months ended March 31, 2011.

•

Bluegreen sold $19.7 million of third-party inventory and earned sales and marketing commissions of $12.8 million. Including its resort management, title services, construction management and other fee-based operations, Bluegreen’s total fee-based service revenues were $31.6 million, a 13% increase over the same period in 2011.

Bluegreen believes its fee-based service business enables it to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Providing these services requires significantly less capital investment than Bluegreen’s traditional vacation ownership business. Bluegreen’s goal is for fee-based services to become an increasing portion of its business over time; however, Bluegreen’s efforts to do so may not be successful.

During the three months ended March 31, 2012 and 2011, Bluegreen sold $19.7 million and $16.9 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $12.8 million and $10.8 million, respectively. Based on an allocation of its selling, marketing and field general and administrative expenses to these sales, Bluegreen believes it generated approximately $2.3 million and $1.2 million in pre-tax profits by providing sales and marketing fee-based services during the three months ended March 31, 2012 and 2011, respectively.

Additionally, consistent with initiatives seeking to improve its liquidity, Bluegreen continued to seek cash sales and larger customer down payments on financed sales. During the three months ended March 31, 2012, 58% of Bluegreen’s VOI sales were paid in cash in full within approximately 30 days from the contract date. Refer to Liquidity and Capital Resources section below for additional information.

MD&A

(Bluegreen)

Seasonality

Bluegreen has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and results of operations. This seasonality may result in fluctuations in Bluegreen’s quarterly operating results. Although Bluegreen typically sees more potential customers at its sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the requirement that Bluegreen use the percentage-of-completion method of accounting.

Notes Receivable and Allowance for Loan Losses

Bluegreen offers financing to buyers of its VOIs who meet certain minimum requirements. On a more limited basis, Bluegreen Communities also offered financing to buyers of its homesites. Accordingly, Bluegreen is subject to the risk of defaults by customers. GAAP requires that Bluegreen reduce sales of VOIs by its estimate of future uncollectible note balances on originated VOI notes receivables, excluding any benefit for the value of future recoveries of defaulted VOI inventory. Bluegreen updates its estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in Bluegreen’s expected losses related to notes originated in prior periods.

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

The activity in Bluegreen’s allowance for uncollectible notes receivable for the three months ended March 31, 2012 was as follows (in thousands):

Balance at December 31, 2011	$73,260
Provision for loan losses (1)	6,429
Write-offs of uncollectible receivables	(9,350)

Balance at March 31, 2012	$70,339

(1)	Includes provision for loan losses on notes receivable generated in connection with the sales of homesites

Bluegreen’s estimates regarding its allowance for loan losses involve interpretation of historical data, the aging of receivables, current default trends by origination year, the impact of loan seasoning, current economic conditions, the economic outlook, and the FICO® scores of the borrowers at the time of origination. To the extent that Bluegreen’s estimates change, its results of operations could be adversely affected. While Bluegreen believes its notes receivable are adequately reserved at this time, future defaults may occur at levels greater than Bluegreen expects. If the future performance of Bluegreen’s loans varies from its expectations and estimates, additional charges may be required in the future.

`MD&A

(Bluegreen)

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	For the 12 Month Period Ended March 31,
Division	2012		2011
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	10.3%		12.2%
Loans originated on or after December 15, 2008(1)	6.2	%(2)	6.3	%(2)
Notes receivable secured by homesites	13.6%		5.6%

Delinquency Rates (3)	As of
Division	March 31, 2012	December 31, 2011
Notes receivable secured by VOIs:
Loans origina ted prior to December 15, 2008(1)	3.9%	4.9%
Loans originated on or after December 15, 2008(1)	2.3	3.0%
Notes receivable secured by homesites	1.8%	3.1%

(1)	On December 15, 2008, Bluegreen implemented its FICO® score-based credit underwriting program.
(2)	Reflects, in management’s opinion, the benefits of Bluegreen’s FICO® score-based credit underwriting standards as well as Bluegreen’s policy that loans are not defaulted until after 120 days past due.
(3)	The percentage of Bluegreen’s notes receivable portfolio that was over 30 days past due as of the dates indicated.

Substantially all defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically soon after default and at a nominal cost. Bluegreen then attempts to resell the recovered VOI in the normal course of business.

Bluegreen Segments Financial Results

As described above and elsewhere in this report, the operating results of Bluegreen Communities, Bluegreen’s residential communities business segment, have been classified as a discontinued operation. On May 4, 2012 Bluegreen sold substantially all of the assets of Bluegreen Communities to Southstar as further described in Note 3 to the “Notes to Unaudited Consolidated Financial Statements”.

MD&A

(Bluegreen)

Information regarding the results of operations for Bluegreen Resorts for the three months ended March 31, 2012 and 2011 is set forth below (dollars in thousands):

Bluegreen Resorts

	For the Three Months Ended March 31,
	2012		2011
	Amount	% of System- wide sales of VOIs, net	Amount	% of System- wide sale of VOIs, net
	(dollars in thousands)
System-wide sales of VOIs (1)	$74,713		58,474
Changes in sales deferred under timeshare accounting rules	(5,003)		(516)

System-wide sales of VOIs, net	69,710	100%	57,958	100%
Less: Sales of third party VOIs	(19,722)	-28%	(16,910)	-29%

Gross Sales of VOIs	49,988	72%	41,048	71%
Estimated uncollectible VOI notes receivable (2)	(6,391)	-13%	(4,714)	-11%

Sales of VOIs	43,597	63%	36,334	63%
Cost of VOIs sold (3)	(4,362)	-10%	(7,225)	-20%

Gross profit	39,235	90%	29,109	80%
Fee-based sales commission revenue	12,778	18%	10,764	19%
Other fee-based services revenue	18,815	27%	17,200	30%
Cost of other fee-based services	(9,594)	-14%	(8,939)	-15%
Net carrying cost of VOI inventory	(3,392)	-5%	(4,142)	-7%
Selling and marketing expenses	(32,656)	-47%	(28,529)	-49%
Field general and administrative expenses (4)	(4,314)	-6%	(4,090)	-7%

Operating profit	$20,872	30%	11,373	20%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted in the same manner as the sale of Bluegreen’s VOI inventory.
(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs.
(3)	Percentages for cost of VOIs sold and gross profit are calculated based on sales of VOIs.
(4)	General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totaled $13.5 million, and $10.6 million for the three months ended March 31, 2012 and 2011, respectively. (See Corporate General and Administrative Expenses below for further discussion).

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of Bluegreen-owned VOIs as well as sales of VOIs owned by third parties. The sales of third-party VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen use to sell its VOI inventory. Bluegreen earns commissions on such sales from third parties. System-wide sales of VOIs increased to $74.7 million during the three months ended March 31, 2012 from $58.5 million during the three months ended March 31, 2011 as a result of an increase in the number of sales transactions, partly offset by lower average sales price per transaction. The number of sales transactions increased due to higher volume of marketing tours from various marketing initiatives including targeted campaigns to owners as well as increased tours from Bluegreen’s alliance marketing programs. Additionally, Bluegreen’s sales further benefited from improved sale-to-tour conversion. During the first quarter of 2012 Bluegreen’s sale-to-tour conversion ratio was 18.1% compared to 15.1% in the same quarter of 2011.

MD&A

(Bluegreen)

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third parties for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended March 31,
	2012	2011
Number of sales offices at period-end	21	20
Number of Bluegreen VOI sales transactions	5,013	3,522

Number of sales made on behalf of third-party developers for a fee	1,579	1,366
Total VOI sales transactions	6,592	4,888
Average sales price per transaction	$11,549	$12,106
Number of total prospects tours	36,470	32,284
Sale-to-tour conversion ratio – total prospects	18.1%	15.1%
Number of new prospects tours	19,456	17,800
Sale-to-tour conversion ratio – new prospects	13.1%	11.4%
Percentage of sales to owners	60.1%	59.3%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $50. 0 million and $41.0 million during the three months ended March 31, 2012 and 2011, respectively. Sales of VOIs owned by Bluegreen increased during 2012 due to the overall increase in the system-wide sales of VOIs, as further described above.

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During the three months ended March 31, 2012 and 2011, due to the timing of revenue recognition, Bluegreen realized a net deferral of approximately $5.0 million and $0.5 million of sales, respectively.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, as reduced by the impact of estimated uncollectible VOI notes receivable as further described below. Sales of VOIs were $43.6 million during the three months ended March 31, 2012 compared to $36.3 million during the three months ended March 31, 2011.

VOI revenue is reduced by Bluegreen’s estimate of future uncollectible VOI notes receivable. During the three months ended March 31, 2012 and 2011, Bluegreen reduced revenue by $6.4 million and $4.7 million, respectively, for the estimated future uncollectibles on Bluegreen’s loans. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans. In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in its allowance for loan losses. Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 13% and 11% during the three months ended March 31, 2012 and 2011, respectively. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from Bluegreen’s estimates.

Cost of VOIs Sold. Cost of VOIs sold is the cost of Bluegreen VOIs sold during the period and relieved from inventory. During the three months ended March 31, 2012 and 2011, cost of VOIs sold was $4.4 million and $7.2 million, respectively, and represented 10% and 20%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period. Additionally, changes in assumptions, including estimated project sales, future defaults, upgrades and estimated incremental revenue from the resale of repossessed VOI inventory, and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners), are reflected on a prospective basis in the period the change occurs.

Fee-Based Sales Commission Revenue. Bluegreen earns commissions for the sales of third-party inventory upon the closing of the respective sales transaction. During the three months ended March 31, 2012 and 2011, Bluegreen sold $19.7 million and $16.9 million, respectively, of third-party inventory and earned sales and marketing commissions

MD&A

(Bluegreen)

of $12.8 million and $10.8 million, respectively. Based on an allocation of Bluegreen’s selling, marketing and resort general and administrative expenses to these sales, Bluegreen believes it generated approximately $2.3 million and $1.2 million in pre-tax profits from these sales during the three months ended March 31, 2012 and 2011, respectively. The increase in the sales of third-party developer inventory during 2012 is due to the overall increase in the system-wide sales of VOIs further described above.

Net Carrying Cost of VOI Inventory. Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory, which is paid to the property owners’ associations that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of its owned VOIs. Accordingly, the net carrying cost for Bluegreen’s unsold inventory fluctuates with the number of VOIs it owns and the number of resorts subject to the developer subsidy arrangements, as well as proceeds from rental and sampler activity. During the three months ended March 31, 2012 and 2011, the carrying cost of Bluegreen’s inventory was $5.9 million and $6.8 million, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $2.5 million and $2.7 million, respectively.

Selling and Marketing Expenses. Selling and marketing expenses were $32.7 million and $28.5 million for the three months ended March 31, 2012 and 2011, respectively. As a percentage of system-wide sales, net, selling and marketing expenses decreased to 47% during the three months ended March 31, 2012 from 49% during the three months ended March 31, 2011 due to improved sale-to-tour conversion and a favorable mix of lower-cost marketing programs, including a higher percentage of sales to existing owners. Bluegreen’s sale-to-tour ratio increased to 18.1% during the three months ended March 31, 2012 from 15.1% during the three months ended March 31, 2011. Sales to existing owners, which carry a relatively lower marketing cost, accounted for 60.1% of system-wide sales during the three months ended March 31, 2012, as compared to 59.3% during the three months ended March 31, 2011.

Field General and Administrative Expenses. Field general and administrative expenses, which represents expenses directly attributable to Bluegreen’s resort sales and marking operations and excludes corporate overhead, were $4.3 million and $4.1 million during the three months ended March 31, 2012 and 2011, respectively. As a percentage of system-wide sales, net, field general and administrative expenses decreased slightly to 6% during the three months ended March 31, 2012 from 7% during the three months ended March 31, 2011.

Other Fee-Based Services

Revenues and costs related to Bluegreen’s other fee-based services were as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenues:

Fee-based management services	$14,841	13,298
Title Operations	2,182	2,192
Other	1,792	1,710

Total other fee-based service revenues	18,815	17,200

Costs:

Fee-based management services	7,296	6,584
Title Operations	886	566
Other	1,412	1,789

Total cost of other fee-based service	9,594	8,939

Profit:

Fee-based management services	7,545	6,714
Title Operations	1,296	1,626
Other	380	79)

Total other fee-based service profit	$9,221	8,261

MD&A

(Bluegreen)

Other Fee-Based Services Revenue. Bluegreen’s other fee-based services revenue consists primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions. Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of the resorts within the Bluegreen Vacation Club. In connection with Bluegreen’s management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system, provide services to owners, and perform billing and collections services.

Revenues generated by other fee-based services were $18.8 million and $17.2 million during the three months ended March 31, 2012 and 2011, respectively. Revenues related to other fee-based services increased in 2012 as we provided services to more VOI owners and managed more timeshare resorts on behalf of property owners’ associations. As of March 31, 2012, Bluegreen managed 45 timeshare resort properties and hotels compared to 42 as of March 31, 2011.

Bluegreen intends to continue to pursue its efforts to provide Bluegreen’s management and title services to resort developers and others, on a cash-fee basis. While Bluegreen’s efforts to do so may not be successful, Bluegreen hopes that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $9.6 million and $8.9 million during the three months ended March 31, 2012 and 2011, respectively. This increase in the cost during 2012 was due to the additional service volume described above.

Interest Income and Interest Expense. The following table details the sources of interest income and interest expense (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Interest income:
VOI notes receivable	$21,018	22,371
Other	146	62

Total interest income	21,164	22,433

Interest expense:
Receivable-backed notes payable	8,759	10,942
Other	2,987	4,221

Total interest expense	11,746	15,163

Net interest spread	$9,418	7,270

Interest Income. Interest income was $21.2 million and $22.4 million during the three months ended March 31, 2012 and 2011, respectively. The decrease in interest income during 2012 compared to 2011 was a result of the continued decrease in Bluegreen’s VOI notes receivable portfolio, which in turn was due to both the maturing of the portfolio as well as Bluegreen’s efforts to increase cash sales and collect higher down payments on those VOI sales that Bluegreen does finance. Bluegreen expects that its notes receivable portfolio will continue to decrease in the near term due to these factors.

Interest Expense. Interest expense on receivable-backed notes payable was $8.8 million and $10.9 million during the three months ended March 31, 2012 and 2011, respectively. Interest expense decreased in 2012 compared to 2011 due to lower average outstanding debt balances during 2011 as a result of debt repayments.

Bluegreen’s other interest expense, which is mainly comprised of interest on lines of credit and notes payable and its junior subordinated debentures, was $3.0 million and $4.2 million during the three months ended March 31, 2012 and 2011, respectively. Other interest expense decreased in 2012 compared to 2011 primarily due to lower average outstanding debt balances during 2012 as a result of debt repayments.

MD&A

(Bluegreen)

Bluegreen’s effective cost of borrowing was 7.34 % and 7.65% during the three months ended March 31, 2012 and 2011, respectively.

Mortgage Servicing Operations. Bluegreen’s mortgage servicing operations includes processing payments and collection of notes receivable owned by Bluegreen and by third parties. In addition, Bluegreen’s mortgage servicing operations facilitate the monetization of its VOI notes receivable through Bluegreen’s various credit facilities and includes monthly reporting activities for its lenders, receivable investors and third parties whose loans Bluegreen services.

Bluegreen earns loan servicing fees from securitization and securitization-type transactions as well as from providing loan servicing to third-party developers. Mortgage servicing fees earned by Bluegreen for providing mortgage servicing to its consolidated special purpose finance entities are reported as a component of interest income.

In 2010, Bluegreen began earning servicing fee income for servicing the loan portfolios of certain third-parties. Bluegreen’s servicing fee income was approximately $0.2 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the total principal amount of notes receivable serviced by Bluegreen under these arrangements was $46.7 million.

The cost of Bluegreen’s mortgage servicing operations was $1.3 million during each of the three month periods ended March 31, 2012 and 2011.

Corporate General and Administrative Expenses. Bluegreen’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters to support Bluegreen’s business operations, including accounting, human resources, information technology, treasury, and legal. In addition, changes in both its self-insurance liability and accrued payroll between reporting periods for the entire company are recorded as corporate general and administrative expense.

Corporate general and administrative expenses were $13.5 million and $10.6 million during the three months ended March 31, 2012 and 2011, respectively. The $2.9 million, or 28%, increase in 2012 compared to 2011 primarily relates to changes in Bluegreen’s self-insurance liability, higher spending on information technology and increased professional fees.

For a discussion of field selling, general and administrative expenses, see discussion above.

Other Income, Net. Other income, net, remained constant at $0.3 million during the three months ended March 31, 2012 and 2011.

Non-controlling Interest in Income of Consolidated Subsidiary. Bluegreen includes the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), its 51%-owned subsidiary, in Bluegreen’s condensed consolidated financial statements. The non-controlling interests in income of consolidated subsidiary is the portion of Bluegreen’s consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interests in income of consolidated subsidiary was $3.6 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively.

Provision for Income Taxes. Bluegreen’s effective income tax rate related to its continuing operations was approximately 41% and 39% during the three months ended March 31, 2012 and 2011, respectively. Bluegreen’s quarterly effective income tax rates are based upon its current estimated annual rate. Bluegreen’s annual effective income tax rate varies based upon its taxable earnings as well as on Bluegreen’s mix of taxable earnings in the various states in which Bluegreen operates.

Discontinued Operations. On October 12, 2011, Bluegreen entered into a Purchase and Sale Agreement with Southstar. The agreement, as amended, provided for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. In addition, Southstar has agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. Accordingly, the operating results of Bluegreen Communities are presented as a discontinued operation for all periods in our Condensed Consolidated Statements of Income and Comprehensive Income.

MD&A

(Bluegreen)

The sale of Bluegreen Communities closed on May 4, 2012. See Note 3 to our Condensed Consolidated Financial Statements for additional information.

Below are the results of discontinued operations for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011

Revenues of discontinued operations	$2,798	5,723
Cost of discontinued operations	(2,664)	(5,898)
Loss on assets held for sale	(264)	—
Interest expense	(642)	(760)

Loss from discontinued operations before benefit for income taxes	(772)	(935)
Benefit for income taxes	469	352

Loss from discontinued operations, net	$(303)	(583)

Revenues of discontinued operations, which primarily consist of sales of homesites, were $2.8 million and $5.7 million during the three months ended March 31, 2012 and 2011, respectively. Revenues during the 2011 period were favorably impacted from the recognition of $1.2 million of sales previously deferred under the percentage of completion method of accounting.

Cost of discontinued operations was $2.7 million and $5.9 million for the three months ended March 31, 2012 and 2011, respectively. Cost of discontinued operations primarily consists of cost of sales of real estate, expenses associated with the operation of two golf courses, selling and marketing expenses, and general and administrative expenses. Cost of discontinued operations decreased during 2012 due to lower sales volumes. Partially offsetting this decrease, cost of sales as a percentage of sales during the three months ended March 31, 2012 was favorably impacted by lower inventory carrying values due to the write down of Bluegreen Communities inventory subsequent to March 31, 2011.

Loss on assets held for sale during 2012 represents changes in estimated third-party fees in connection with the sale of Bluegreen Communities.

Discontinued operations also include interest expense on notes payable which were collateralized by certain Bluegreen Communities inventory and property and equipment as such debt is required to be repaid upon the sale of the related assets. Interest expense was $0.7 million and $0.8 million during the three months ended March 31, 2012 and 2011, respectively.

MD&A

(Bluegreen)

Bluegreen’s Liquidity and Capital Resources

Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011

Cash flows provided by operating activities	$24,557	34,737

Cash flows used in investing activities	(1,245)	(744)

Cash flows used in financing activities	(44,690)	(48,545)

Net decrease in cash and cash equivalents	$(21,378)	(14,552)

Cash Flows from Operating Activities. Bluegreen generated $24.6 million of cash from its operating activities during the three months ended March 31, 2012, as compared to $34.7 million of cash generated during the same period in 2011. The decrease in cash from operating activities during the first quarter of 2012 compared to the same period in 2011 reflects $2.9 million higher VOI construction and development spending at its Bluegreen/Big Cedar Joint Venture and lower cash received from notes receivable due to the decreasing balance of the portfolio. Additionally, cash from operating activities in the first quarter of 2011 benefited from an income tax refund of approximately $2.5 million.

Cash Flows from Investing Activities. Bluegreen used $1.3 million of cash in its investing activities during the three months ended March 31, 2012, as compared to $0.7 million of cash used during the same period in 2011. The cash used by Bluegreen’s investing activities increased during the 2012 period due to spending for property and equipment to support Bluegreen’s operations.

Cash Flows from Financing Activities. Bluegreen used $44.7 million of cash in its financing activities during the three months ended March 31, 2012, as compared to $48.5 million of cash used during the same period of 2011. The decrease in the cash used in financing activities during the three months ended March 31, 2012 reflects higher proceeds from borrowings collateralized by notes receivable and slightly lower repayments on Bluegreen’s borrowings due to lower debt service requirements. This decrease was partly offset by higher cash distributions made to the non-controlling interest in the Bluegreen/Big Cedar Joint Venture. For additional information on the availability of cash from Bluegreen’s existing credit facilities as well as Bluegreen’s repayment obligations, see Liquidity and Capital Resources below.

Liquidity and Capital Resources

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from Bluegreen’s residual interests in such transactions, (iv) cash from Bluegreen’s finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from Bluegreen’s sales and marketing fee-based services and other resort fee-based services, including Bluegreen’s resort management operations.

During the three months ended March 31, 2012, including down payments received on financed sales, 58% of Bluegreen’s VOI sales were paid in cash within approximately 30 days from the contract date. Bluegreen believes that the amount of cash received within 30 days is a result of (i) incentives paid to its sales associates for generating cash sales volume, and (ii) point-of-sale credit card programs provided by third parties for Bluegreen’s customers. Should such programs change or be eliminated, Bluegreen’s percentage of cash sales could decrease significantly.

While the vacation ownership business has historically been capital intensive, Bluegreen’s principal goal in the current environment has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing Bluegreen sales associates and creating programs with third-party credit card companies to generate higher percentages of Bluegreen sales in cash compared to historical levels, as discussed above; (ii) maintaining sales volumes that allow Bluegreen to focus on what it believes to be the most efficient marketing channels available to Bluegreen; (iii) minimizing capital and inventory expenditures; and (iv) utilizing

MD&A

(Bluegreen)

Bluegreen’s sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for Bluegreen. Bluegreen’s free cash flow generated from collections on its note receivable portfolio is expected to decrease as the portfolio decreases, however such decrease is expected to be accompanied by a decrease in cash used in financing activities, specifically in repayments on receivable-backed debt.

Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon Bluegreen providing financing to its buyers. Bluegreen’s ability to sell and/or borrow against its notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. When Bluegreen sells VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to diversify its sources of such financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Bluegreen believes that in general Bluegreen currently has adequate completed VOIs in inventory to satisfy its needs for the next several years, although Bluegreen expects to develop VOIs at its Bluegreen/Big Cedar Joint Venture in the near-term. Accordingly, except for development at the Bluegreen/Big Cedar Joint Venture, Bluegreen expects acquisition and development expenditures to remain at current levels in the near term. However, if the opportunity to acquire a strategic property on favorable terms presents itself, Bluegreen may decide to acquire or develop more inventory in the future which would increase Bluegreen’s acquisition and development expenditures and may require Bluegreen to incur additional debt. Bluegreen currently expects development expenditures during 2012 to be in a range of approximately $20.0 million to $25.0 million, with the majority of spending related to the Bluegreen/Big Cedar Joint Venture.

Certain of the assets sold to Southstar under the Purchase and Sale Agreement served as collateral for Bluegreen’s H4BG Communities facility. Under the terms of the facility, the entire amount of such debt and a $2.0 million deferred fee was repaid on May 4, 2012 in connection with the sale of the assets to Southstar. In addition, certain of Bluegreen’s outstanding facilities with Wells Fargo and RFA, which had an aggregate outstanding balance of approximately $14.5 million at March 31, 2012, require the prior consent of the lenders to Bluegreen’s proposed merger with BFC. The Wells Fargo loan ($13.6 million outstanding as of March 31, 2012) is due the earlier of June 30, 2012 or the closing of the merger. RFA provided their consent to the merger in April 2012.

Bluegreen may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, however, such financing may not be available to Bluegreen on favorable terms or at all. If Bluegreen’s efforts are unsuccessful, Bluegreen’s liquidity would be significantly adversely impacted. In light of the current trading price of Bluegreen’s common stock, financing involving the issuance of Bluegreen’s common stock or securities convertible into its common stock would be highly dilutive to Bluegreen’s existing shareholders.

Bluegreen’s levels of debt and debt service requirements have several important effects on its operations, including the following: (i) Bluegreen’s significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases its vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) Bluegreen’s leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen’s indebtedness require Bluegreen to meet certain financial tests and restrict its ability to, among other things, borrow additional funds, dispose of assets or make investments; and (iv) Bluegreen’s leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. In addition, certain of Bluegreen’s financing arrangements restrict its ability in the near term to pay cash dividends on its common stock and repurchase shares and Bluegreen’s financing arrangements may be further impacted in the event they are a wholly owned subsidiary of BFC. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen does.

MD&A

(Bluegreen)

Credit Facilities

The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of Bluegreen’s liquidity as of March 31, 2012. These facilities do not constitute all of Bluegreen’s outstanding indebtedness as of March 31, 2012. Bluegreen’s other indebtedness includes outstanding junior subordinated debentures and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintain various credit facilities with financial institutions that provide receivable financing for its operations. Bluegreen had the following credit facilities with future availability as of March 31, 2012 (in thousands):

	Borrowing Limit	Outstanding Balance as of March 31, 2012	Availability as of March 31, 2012	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2012
BB&T Purchase Facility(1)	$50,000	$27,336	$22,664	December 2012; December 2015	30 day LIBOR +3.50%; 4.75%(3)
2011 Liberty Bank Facility(1)(2)	60,000	10,363	15,793	February 2013; February 2016	Prime Rate +2.25%; 6.50%(4)
CapitalSource Facility(1)	30,000	10,192	19,808	September 2013; September 2016	30 day LIBOR+5.75%; 6.50%(5)
Quorum Purchase Facility(1)	25,000	11,032	13,968	March 2013; December 2030	8.0%; 6.5% (6)

	$165,000	$58,923	$72,233

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.
(2)

In February 2011, Bluegreen entered into a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. Availability under the 2011 Liberty Bank Facility is reduced by the amounts outstanding to the extending participants under the 2008 Liberty Bank Facility, as the aggregate amount outstanding to such participants under the 2008 Liberty Bank Facility and the 2011 Liberty Bank Facility at any point in time cannot exceed $60.0 million. The amount outstanding under the 2008 Liberty Bank Facility to the extending participants was $33.8 million as of March 31, 2012.

(3)	Interest charged on this facility is subject to a LIBOR floor of 1.25%
(4)	Interest charged on this facility is subject to a floor of 6.50%.
(5)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.
(6)

Interest charged on $7.0 million of the outstanding balance as of March 31, 2012 is subject to a fixed rate of 8.0% and interest charged on any future advances against the amended and extended facility, as well as $4.0 million of the outstanding balance as of March 31, 2012 is subject to a fixed rate of 6.5%.

BB&T Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”). During October 2011, Bluegreen amended the BB&T Purchase Facility to allow for maximum outstanding borrowings of $50.0 million and extend the revolving advance period from December 17, 2011 to December 17, 2012. The BB&T Purchase Facility provides for the financing of Bluegreen’s timeshare receivables at an advance rate of 67.5% through the revolving advance period, subject to the terms of the facility and eligible collateral. The BB&T Purchase Facility matures three years after the expiration of the revolving advance period (such three-year period, the “Term-Out Period”), or earlier as provided under the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5% (4.75% as of March 31, 2012). During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. The 30-day LIBOR rate is subject to a floor of 1.25%.

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

MD&A

(Bluegreen)

During the three months ended March 31, 2012, Bluegreen repaid $1.5 million on the facility.

In April 2012, Bluegreen pledged $6.6 million of VOI notes receivable to this facility and received cash proceeds of $4.5 million.

2011 Liberty Bank Facility. In February 2011, Bluegreen entered into a $60.0 million revolving hypothecation facility (the “2011 Liberty Bank Facility”) with certain participants in Bluegreen’s 2008 Liberty Bank Facility. (See “Other Outstanding Receivable-Backed Notes Payable — 2008 Liberty Bank Facility” below for information regarding the 2008 Liberty Bank Facility). The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions Bluegreen believes to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($33.8 million as of March 31, 2012), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of March 31, 2012).

During the three months ended March 31, 2012, Bluegreen received cash proceeds of $0.4 million in order to adjust its outstanding balance to be consistent with previously pledged collateral. Bluegreen also repaid $0.9 million on the facility during the period.

CapitalSource Facility. On September 20, 2011, Bluegreen entered into a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which we believe are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of March 31, 2012). During the three months ended March 31, 2012, Bluegreen pledged $13.2 million of VOI notes receivable to this facility and received cash proceeds of $10.6 million. Bluegreen also repaid $0.4 million on the facility during the period.

Quorum Purchase Facility. On March 1, 2012, Bluegreen amended and expanded an existing timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the amended facility and subject to certain conditions precedent, Quorum agreed to purchase eligible timeshare receivables from Bluegreen or certain of its subsidiaries up to an aggregate $25.0 million purchase price on a revolving basis through March 31, 2013. The amended terms of the Quorum Purchase Facility include an 83% advance rate and a program fee rate of 6.5% per annum. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payment of customary fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by Bluegreen.

During the three months ended March 31, 2012, Bluegreen pledged $4.8 million of VOI notes receivable to this facility and received cash proceeds of $4.0 million. Bluegreen also repaid $0.4 million on the facility during the period.

MD&A

(Bluegreen)

Other Outstanding Receivable-Backed Notes Payable

Bluegreen has outstanding obligations under various receivable-backed credit facilities and securitizations that have no remaining future availability. Information regarding these facilities and securitizations is set forth in the table below (dollars in thousands):

	Balance as of March 31, 2012	Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2012

2008 Liberty Bank Facility	$46,152	August 2014	Prime + 2.25%; 6.50%(1)

NBA Receivables Facility	14,889	September 2017, October 2018 (2)	30 day LIBOR+5.25%; 6.75%(3)

GE Bluegreen/Big Cedar Facility	13,345	April 2016	30 day LIBOR+1.75%; 1.99%

Legacy Securitization (4)	14,327	September 2025	12.00%

RFA Receivables Facility	858	February 2015	30 day LIBOR+4.00%; 4.24%

Other Non-Recourse Receivable-Backed Notes Payable	310,552	December 2015 - March 2026	5.27% - 7.88%

	$400,123

(1)	Interest charged on this facility is subject to a floor of 6.50%
(2)	$9.9 million of the amount outstanding as of March 31, 2012 matures on September 30, 2017, and $5.0 million matures on October 31, 2018.
(3)	Interest charged on this facility is subject to a floor of 6.75%.
(4)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $1.6 million.

2008 Liberty Bank Facility. Bluegreen has an outstanding revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. Indebtedness under the 2008 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of March 31, 2012). During the three months ended March 31, 2012, we repaid $3.6 million on the facility.

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with this facility.

GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility has expired, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (1.99% as of March 31, 2012). During the three months ended March 31, 2012, Bluegreen repaid $2.2 million on the facility.

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

MD&A

(Bluegreen)

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

Bluegreen guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During the three months ended March 31, 2012, Bluegreen repaid $1.7 million on the facility.

RFA Receivables Facility. Bluegreen has an outstanding receivables facility with RFA (the “RFA Receivables Facility”). The advance period under this facility has expired and all outstanding borrowings are scheduled to mature no later than February 2015. During the three months ended March 31, 2012, Bluegreen repaid $0.4 million on the facility.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, Bluegreen has other non-recourse securitization debt outstanding. While the ownership of VOI receivables under these securitizations was transferred for legal purposes, these transfers have been accounted for as secured borrowings since January 1, 2010 and therefore are included on our balance sheet. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and to fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen. During the three months ended March 31, 2012, Bluegreen repaid $22.4 million under these facilities.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

Bluegreen has outstanding obligations under various credit facilities and other notes payable collateralized by Bluegreen’s inventories. As of March 31, 2012, these included the following significant items (dollars in thousands):

	Outstanding Balance as of March 31, 2012	Borrowing Maturity (1)	Borrowing Rate; Rate as of March 31, 2012
RFA AD&C Facility	$18,089	December 2012	10.00%
H4BG Communities Facility	20,516	December 2012 (2)	Prime + 2.00%; 8% (3)
Wells Fargo Term Loan	13,620	June 2012	30-day LIBOR + 6.87%; 7.11%
Foundation Capital	10,141	October 2015	8% (4) ; 8%
Textron AD&C Facility	3,850	April 2013	Prime + 1.50%; 4.75%
Fifth Third Bank Note Payable	2,871	April 2023	30-day LIBOR+3.00%; 3.24%
Other Lines-of-Credit and Notes Payable	1,646	January 2014 - March 2023	5.00% - 6.88%

	$70,733

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between March 31, 2012 and maturity.
(2)	This facility was secured by certain of Bluegreen Communities’ assets and was repaid in full on May 4, 2012 upon the sale of such assets to Southstar.
(3)	The interest rate on this facility was subject to the following floors: (1) 8.0% until the balance of the loan was less than or equal to $20.0 million, and (2) 6.0% thereafter.
(4)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.

MD&A

(Bluegreen)

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of Bluegreen’s resorts and currently has one outstanding project loan, which is primarily collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). Principal payments are effected through agreed-upon release prices as timeshare interests in the Club 36 resort that serve as collateral under the facility are sold, subject to periodic minimum required amortization.

On March 30, 2012, the Club 36 Loan was amended to extend the maturity date from June 30, 2012 to December 31, 2012 and to provide, at Bluegreen’s option and upon subject to the payment of certain additional fees and provisions, the ability to further extend the maturity date of the Club 36 Loan until June 30, 2013 with respect to approximately $9.1 million of the amounts outstanding under the facility. The amendment also increased the interest rate under the Club 36 Loan from LIBOR plus 4.5% (4.74% as of March 31, 2012) to a fixed rate of 10%.

During the three months ended March 31, 2012, Bluegreen repaid $3.5 million of the outstanding balance under this facility.

H4BG Communities Facility. The H4BG Communities Facility was secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects: Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by the following golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia).

Principal payments were effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility was the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan was less than or equal to $20 million, and (2) 6.0% thereafter. The interest rate under the facility as of March 31, 2012 was 8.0%. The H4BG Communities Facility also required that a fee of $2.0 million be paid to the lender upon the maturity of the facility. During the three months ended March 31, 2012, Bluegreen repaid $3.4 million of the outstanding balance under this facility.

In connection with the closing of the sales transaction with Southstar on May 4, 2012, the entire amount of the H4BG facility was repaid and the $2.0 million deferred fee was paid.

Wells Fargo Term Loan. On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated Bluegreen’s then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). Under the terms of the agreement, principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold. In addition to the resort projects, Bluegreen pledged the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.11% as March 31, 2012) and was originally scheduled to mature in April 2012. In February 2012, the facility was amended to extend the maturity date to June 30, 2012, with four $4.5 million minimum installments to be paid monthly starting March 2012. If the proposed merger with BFC should close prior to the scheduled maturity, all amounts outstanding under the Wells Fargo Term Loan shall be due and payable. During the three months ended March 31, 2012, Bluegreen repaid $6.2 million of the outstanding balance under this facility.

Foundation Capital. In 2010, in two separate transactions, Bluegreen acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc (“Foundation Capital”), with both notes totaling $13.2 million. The real estate property acquired in connection with these transactions serves as collateral on the notes payable. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. During the three months ended March 31, 2012, Bluegreen repaid $2.7 million of the outstanding balance.

MD&A

(Bluegreen)

Textron AD&C Facility. Bluegreen has a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% - 1.50% (4.75% as of March 31, 2012) and is due monthly. The advance period under the Textron AD&C Facility has expired.

The outstanding balance under the Textron AD&C facility as March 31, 2012 of $3.9 million relates to the sub-loan used for the acquisition of Bluegreen’s Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

Fifth Third Bank Note Payable. In April 2008, Bluegreen purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.24% as of March 31, 2012). Repayments of the outstanding balance during the three months ended March 31, 2012 were not material.

Commitments

Bluegreen’s material commitments as of March 31, 2012 included the required payments due on Bluegreen’s receivable-backed debt, lines-of-credit and other notes payable, commitments to complete its projects based on Bluegreen’s sales contracts with customers and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and Bluegreen’s non-cancelable operating leases by period date, as of March 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years	Purchase Accounting Adjustments	Total
Receivable-backed notes payable(1)	$—	53,960	76,416	328,670	(964)	458,082
Lines-of-credit and notes payable (2)	54,291	4,821	9,653	1,968	(268)	70,465
Jr. subordinated debentures	—	—	—	110,827	(52,605)	58,222
Noncancelable operating leases	6,034	11,289	11,175	20,748	—	49,246

Total contractual obligations	60,325	70,070	97,244	462,213	(53,837)	636,015

Interest Obligations (3)
Receivable-backed notes payable	30,076	58,944	50,213	135,029	—	274,262
Lines-of-credit and notes payable	3,793	2,183	714	391	—	7,081
Jr. subordinated debentures	5,976	11,795	11,795	111,317	—	140,883

Total contractual interest	39,845	72,922	62,722	246,737	—	422,226

Total contractual obligations	$100,170	142,992	159,966	708,950	(53,837)	1,058,241

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $1.6 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2012.

MD&A

(Bluegreen)

Bluegreen estimates that the cash required to satisfy Bluegreen’s development obligations related to resort buildings and resort amenities is approximately $5.0 million as of March 31, 2012. Bluegreen also estimates that the cash required to satisfy its obligations related to Bluegreen Communities projects that were substantially sold-out and not part of the sale to Southstar is approximately $0.7 million as of March 31, 2012. Bluegreen plans to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, Bluegreen may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen will seek to put in place will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire or, in certain circumstances, accelerate in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including its debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, Bluegreen’s ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, and Bluegreen may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect its operations. In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

Off-Balance-Sheet Arrangements

As of March 31, 2012, Bluegreen did not have any “off-balance sheet” arrangements.

MD&A

(Financial Services – BankAtlantic Bancorp)

Financial Services

BFC’s Financial Services are comprised of the operations of BankAtlantic Bancorp and its subsidiaries, the results of which are consolidated in BFC’s financial statements. BankAtlantic Bancorp’s continuing operations are reported through two reportable segments: BankAtlantic’s commercial lending reporting unit (“CRLU”) and BankAtlantic Bancorp Parent Company (which is referred to within the following discussion as “Parent Company”). The only assets available to BFC from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company, and its management prepared the following discussion regarding BankAtlantic Bancorp, which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BankAtlantic Bancorp and its subsidiaries, references to the “Parent Company” are references to BankAtlantic Bancorp, at its parent company level, and none of the foregoing are references to BFC or Bluegreen.

The principal assets of BankAtlantic Bancorp consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”). On November 1, 2011, BankAtlantic Bancorp entered into a definition agreement to sell BankAtlantic to BB&T Corporation (“BB&T”), which agreement was amended on March 13, 2012, (“Agreement”). Based on the probable sale of BankAtlantic, the financial statements reflect BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units as discontinued operations for the three months ended March 31, 2012 and 2011, respectively. BankAtlantic Bancorp expects to continue commercial lending activities subsequent to the transaction resulting in the inclusion of BankAtlantic’s Commercial Lending reporting unit (“CLRU”) in continuing operations for the three months ended March 31, 2012 and 2011. See Note 1 — “Basis of Financial Statement Presentation” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of the Company’s results of operations and Note 3 — “Assets and Liabilities Held for Sale “ to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of assets and liabilities in the Company’s Statement of Financial Condition.

Consolidated Results of Operations

Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011	Change
CLRU	$(3,942)	(7,680)	3,738
Parent Company	(9,230)	(6,521)	(2,709)

Loss from continuing operations	$(13,172)	(14,201)	1,029

For the Three Months Ended March 31, 2012 Compared to the Same 2011 Period:

CLRU’s improved performance during the 2012 quarter compared to the same 2011 quarter was primarily the result of a decrease in the provision for loan losses and lower operating expenses partially offset by a decline in net interest income and higher impairments on real estate owned.

The decrease in the provision for loan losses primarily reflects a slowing in the amount of commercial loans migrating to a delinquency or non-accrual status compared to prior periods resulting in improved loss experience during 2012 compared to 2011 with corresponding declines in the allowance for loan losses. The decrease in operating expenses reflects lower compensation and occupancy expenses. The decline in employee compensation resulted primarily from a reduction in commercial lending personnel associated with the decision to significantly limit commercial loan originations and purchases. The lower occupancy expense reflects the consolidation of back-office facilities. The lower net interest income resulted primarily from a significant reduction in commercial loan average balances and secondarily from lower average loan yields. The lower average balances reflect the significant reduction in commercial real estate loan originations and purchases. During the three months ended March 31, 2012, BBX recognized real estate owned impairments of $1.7 million compared to a recovery of $0.2 million during the same 2011 period.

The increase in the Parent Company’s loss for the 2012 quarter compared to the same 2011 quarter resulted primarily from a $4.6 million increase in professional fees due to TruPs related litigation in Delaware associated

MD&A

(Financial Services – BankAtlantic Bancorp)

with the BB&T transaction, which includes an estimate of reimbursements to trustees for their legal and related expenses in that litigation. Also contributing to the increase in the Parent Company’s loss was a $0.3 million increase in junior subordinated debenture interest expense due to higher average debenture balances as a result of the Parent Company’s election to defer the payment of interest on the debentures.

Results of Discontinued Operations

The loss from BankAtlantic’s discontinued operations was as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011	Change
Net interest income	$17,473	22,955	(5,482)
Provision for loan losses	(9,217)	(20,985)	11,768
Non-interest income	17,524	22,493	(4,969)
Non-interest expense	(26,816)	(33,149)	6,333
Provision for income taxes	—	—	—

Loss from discontinued operations	$(1,036)	(8,686)	7,650

The reduced loss in discontinued operations during 2012 compared to 2011 primarily resulted from a decline in the provision for loan losses and lower non-interest expenses partially offset by a decline in net interest income and other non-interest income.

The improvement in the provision for loan losses resulted primarily from a significant decline in the provision for residential loan losses reflecting an improved loss experience during 2012 compared to 2011. The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale on June 3, 2011. The lower net interest income in 2012 resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in low yielding cash balances at the Federal Reserve Bank. The reduction in non-interest income primarily reflects the sale of the Tampa branches and lower overdraft fees recognized during 2012 compared to 2011. We believe that the decline in the overdraft fees reflects higher customer balances, regulatory initiatives and changes in our overdraft policies, as well as changes in customer behavior.

CLRU Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Commercial Lending Reporting Unit (“CLRU”) (in thousands):

	For the Three Months Ended March 31,		Change 2012 vs 2011
	2012	2011
Interest income	$8,158	11,753	(3,595)
Provision for loan losses	761	(6,847)	7,608

Net interest income after provision for loan losses	8,919	4,906	4,013
Non-interest income	70	1	69
Non-interest expense	(12,930)	(12,586)	(344)

CLRU loss before income taxes	(3,941)	(7,679)	3,738
Provision for income taxes	1	1	—

CLRU net loss	$(3,942)	(7,680)	3,738

MD&A

(Financial Services – BankAtlantic Bancorp)

Interest Income

The average balance and average yield of CLRU’s commercial loans during the three months ended March 31, 2012 were $783.6 million and 4.17%, respectively, compared to $1.0 billion and 4.66%, respectively, during the same 2011 period. The reduction in average balances reflects loan repayments, migration of loans to real estate owned and loan sales as well as a substantial decline in loan originations. The lower yields reflect the repayment of loans with higher yields than the existing loan portfolio and a greater percentage of loans on non-accrual during 2012 compared to 2011.

Asset Quality

The loans and real estate owned presented below as of March 31, 2012 and for the three months ended March 31, 2012 excludes loans and real estate owned to be transferred to BB&T under the terms of the Agreement as these loans are included in assets held for sale.

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

	March 31, 2012			December 31, 2011
	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans
Commercial non-real estate	$1,359	4.60%	7.58%	$16,408	13.89%	4.60%
Commercial real estate	4,212	1.68	64.50	66,269	9.84	26.23
Small business	1,020	2.90	8.94	7,168	2.52	11.09
Residential real estate	210	0.39	13.61	16,704	1.79	36.34
Consumer	366	1.74	5.36	22,554	4.04	21.74

Total allowance for loan losses	$7,167	1.83%	100.00%	$129,103	5.03%	100.00%

Included in the allowance for loan losses as of March 31, 2012 and December 31, 2011 were specific valuation allowances by loan type as follows (in thousands):

	March 31, 2012	December 31, 2011
Commercial non-real estate	$243	15,408
Commercial real estate	222	51,798
Small business	702	861
Consumer	—	1,454
Residential	—	6,942

Total	$1,167	76,463

The decrease in the allowance for loan losses at March 31, 2012 compared to December 31, 2011 resulted primarily from the transferring of loans to assets held for sale and the charge-off of specific valuation allowances on collateral dependent loans. In connection with the proposed transaction with BB&T, BankAtlantic transferred $1.9 billion of loans and $48.6 million of allowance for loan losses to assets held for sale. The reduction in allowance for loan

MD&A

(Financial Services – BankAtlantic Bancorp)

losses to gross loans in each category reflects the charge-off of $65.7 million of the specific valuation allowances and the fact that a higher percent of the loans which were not transferred to assets held for sale (because they will be retained after the BB&T transaction) are non-performing and/or collateral dependent. An allowance for loan losses was not established for those collateral dependent loans as these loans were instead charged-down to the fair value of the collateral less cost to sell.

As part of the transition of the regulation of OTS savings associations to the OCC, the OCC provided guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including guidance surrounding specific valuation allowances on collateral dependent loans. Under OCC guidance, where the appraised value of collateral on a collateral dependent loan is less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance is now generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and, during the first quarter of 2012, the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell. This charge down consisted entirely of the charging off of existing specific valuation allowances. As a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce the Company’s allowance for loan losses and recorded investment in the loans. Further, these charge-offs of specific valuation allowances did not impact the estimation of the allowance for loan losses as the change in the specific valuation allowances was always a factor in the overall estimation of BankAtlantic’s allowance for loan losses.

The activity in CLRU’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended March 31,
Allowance for Loan Losses:	2012	2011
Balance, beginning of period	$82,676	93,816
Charge-offs :
Commercial real estate	(50,723)	(12,668)
Commercial non-real estate	(14,614)	(464)

Total Charge-offs	(65,337)	(13,132)
Recoveries of loans previously charged-off	54	1,505

Net (charge-offs)	(65,283)	(11,627)
Provision for loan losses	(761)	6,847
Transfer to assets held for sale	(11,061)	—

Balance, end of period	$5,571	89,036

Commercial real estate loan charge-offs during the three months ended March 31, 2012 included $46.7 million of charge-offs related to previously established specific valuation allowances as discussed above. Excluding these specific valuation allowance charge-offs, commercial real estate charge-offs declined from $12.7 million during the three months ended March 31, 2011 to $4.0 million for the same 2012 period. The $4.0 million commercial real estate loan charge-offs during the 2012 quarter also related to the charge-off of specific valuation allowances upon the transfer of $16.3 million of commercial residential loans to held for sale. During the three months ended March 31, 2011, commercial real estate loan charge-offs consisted of $4.0 million of charge-offs related to four commercial residential loans, $6.8 million of charge-offs related to one commercial land loan and $0.5 million of charge-offs related to commercial other loans. These charge-offs were primarily due to lower updated property valuations.

Commercial non-real estate charge-offs during the three months ended March 31, 2012 included $12.5 million of charge-offs related to previously established specific valuation allowances. The remaining $2.1 million of charge-offs during 2012 related to one asset backed lending relationship. The commercial non-real estate loan charge-off during the three months ended March 31, 2011 was related to one business loan in the real estate brokerage industry.

MD&A

(Financial Services – BankAtlantic Bancorp)

The recovery in the provision for loan losses for the three months ended March 31, 2012 reflects declining commercial real estate loan balances, improved historical loss experience during 2012 compared to 2011, and a decline in loans migrating to non-accrual status. The recovery in the commercial real estate provision for loan losses was partially offset by an increase in the provision for loan losses on commercial non-real estate loans associated with the charge-off of a $2.1 million asset backed loan.

Pursuant to the Agreement with BB&T, commercial loans with a recorded investment of $378.2 million as of March 31, 2012 are anticipated to be transferred to BB&T in connection with the sale of BankAtlantic. The allowance for loan losses associated with these commercial loans as of March 31, 2012, which were included in the above table was $11.1 million.

At the indicated dates, CLRU’s non-performing assets, loans contractually past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans as of March 31, 2012 and BankAtlantic’s non-performing assets, loans contractually past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans as of December 31, 2011 were as follows (in thousands):

	As of
	March 31, 2012	December 31, 2011
NON-PERFORMING ASSETS
Tax certificates	$2,844	3,094
Residential (1)	61,977	85,855
Commercial real estate (2)	162,371	206,038
Commercial non-real estate	4,460	19,172
Small business	8,461	12,016
Consumer	9,398	14,134

Total non-accrual assets (3)	249,511	340,309

REPOSSESSED ASSETS:
Tax certificates	897	800
Residential real estate	7,973	9,592
Commercial real estate	62,434	63,091
Small business real estate	3,104	3,883
Consumer real estate	531	671

Total repossessed assets	74,939	78,037

Total non-performing assets	$324,450	418,346

OTHER ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more (4)	$—	80
Troubled debt restructured loans	101,222	116,954

TOTAL OTHER ACCRUING IMPAIRED LOANS	$101,222	117,034

(1)	Includes $25.9 million and $33.2 million of interest-only residential loans as of March 31, 2012 and December 31, 2011, respectively.
(2)	Excluded from the above table as of March 31, 2012 and December 31, 2011 were $3.7 million and $8.1 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.
(3)	Includes $104.0 million and $124.8 million of troubled debt restructured loans as of March 31, 2012 and December 31, 2011, respectively.
(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

MD&A

(Financial Services – BankAtlantic Bancorp)

The decline in non-performing assets at March 31, 2012 compared to December 31, 2011 reflects the charge-off of $66.5 million of collateral dependent loans, the migration of $12.5 million of loans to real estate owned and the payoff of a $12.3 million commercial residential loan.

The decline in commercial real estate non-accrual loans resulted primarily from $46.7 million of loan charge-offs associated with previously established specific valuation allowances and the payoff of a $12.3 million commercial residential loan partially offset by a $11.3 million commercial residential loan transferred to nonaccrual.

The decline in commercial non-real estate non-accrual loans reflects $12.5 million of charge-offs associated with previously established specific valuation allowances and the charge-off of a $2.1 million asset based loan.

The decline in residential non-accrual loans resulted primarily from loan repayments through borrower short sales and $6.9 million of charge-offs associated with previously established specific valuation allowance and charge-offs.

The decline in consumer non-accrual loans reflects $1.1 million of charge-offs associated with previously established specific valuation allowances and charge-offs.

The decline in small business non-accrual loans reflects loan payoffs and the transfer of loans to real estate owned.

The lower repossessed assets balances resulted primarily from the sale of residential real estate owned. During the three months ended March 31, 2012, $8.8 million of loans migrated to real estate owned, $1.4 million of impairments were recognized and $10.3 million of real estate owned properties were sold. During the three months ended March 31, 2011, $6.8 million of loans migrated to real estate owned and $4.4 million of real estate owned properties were sold. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets as well as sales of real estate owned to increase.

In response to current market conditions, management generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. The concessions made to borrowers experiencing financial difficulties have generally included among others, the reduction of contractual interest rates and, in some cases, forgiveness of a portion of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments until the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and the days past due are not reset on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

Troubled debt restructured loans by loan type were as follows (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$90,947	81,770	108,946	96,146
Small business	3,229	6,354	4,024	6,878
Consumer	948	10,823	1,071	11,536
Residential	8,843	2,275	10,718	2,394

Total	$103,967	101,222	124,759	116,954

MD&A

(Financial Services – BankAtlantic Bancorp)

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 49.5% of our $166.8 million of non-accrual commercial loans as of March 31, 2012. The following table outlines general information about these seven relationships as of March 31, 2012 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment (3)	Date loan Originated	Date Placed on Nonaccrual	Default Date (2)	Loan Class	Date of Last Full Appraisal
Commercial Land Developers
Relationship No. 1	$10,338	6,979	Q1-2005	Q4-2010	(1)	Land	Q4-2011
Relationship No. 2	28,771	8,442	12/8/2006	Q4-2008	Q4-2008	Land	Q4-2011
Relationship No. 3	27,507	10,686	Q1-1995	Q4-2009	Q4-2009	Land	Q1-2012

Total	$66,616	26,107

Commercial Non-Residential Developers
Relationship No. 4	$24,744	12,172	Q2-2008	Q4-2011	(1)	Other	Q1-2012
Relationship No. 5	25,379	16,203	Q3-2006	Q2-2010	(1)	Other	Q2-2011
Relationship No. 6	18,428	12,929	Q1-2007	Q3-2010	(1)	Other	Q2-2011
Relationship No. 7	19,568	15,140	Q4-2007	Q3-2011	(1)	Other	Q2-2011

Total	$88,119	56,444

Total of Large Relationships	$154,735	82,551

(1)	The loan is currently not in default.
(2)	The default date is defined as the date of the initial missed payment prior to default.
(3)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.

The following table presents purchased residential loans by year of origination segregated by amortizing and interest only loans at March 31, 2012 (excluding purchased residential loans to be transferred to BB&T under the terms of the Agreement as these loans are included in assets held for sale) (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV(1)	FICO Scores at Origination	Current FICO Scores(2)	Amount Delinquent	Debt Ratios at Origination(3)
2007	$5,428	3,081	78.60%	169.56%	714	667	4,453	41.56%
2006	5,852	4,211	75.41%	131.12%	686	580	4,965	37.51%
2005	9,103	5,359	77.95%	137.14%	706	598	8,734	36.77%
2004	21,899	17,272	75.14%	103.66%	717	585	18,645	36.48%
Prior to 2004	4,677	4,398	72.93%	71.46%	713	581	4,071	36.49%

	Interest Only Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV(1)	FICO Scores at Origination	Current FICO Scores(2)	Amount Delinquent	Debt Ratios at Origination(3)
2007	$10,962	6,330	77.32%	139.37%	738	673	10,383	37.13%
2006	17,674	10,050	77.62%	126.93%	732	639	17,186	33.69%
2005	6,798	4,317	73.85%	141.74%	723	696	5,628	36.11%
2004	3,974	2,775	73.78%	137.68%	728	626	3,974	27.55%
Prior to 2004	1,836	1,444	63.44%	70.72%	711	619	1,836	28.22%

MD&A

(Financial Services – BankAtlantic Bancorp)

The following table presents purchased residential loans by geographic area segregated by amortizing and interest-only loans at March 31, 2012 (dollars in thousands):

	Amortizing Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV(1)	FICO Scores at Origination	Current FICO Scores(2)	Amount Delinquent	Debt Ratios at Origination(3)

Arizona	$323	303	79.63%	50.68%	741	494	323	45.11%
California	11,450	8,013	76.59%	109.82%	716	626	9,107	36.51%
Florida	10,593	6,802	77.39%	150.55%	701	571	10,408	34.90%
Nevada	773	429	92.24%	226.41%	697	524	773	35.29%
Other States	24,020	18,982	74.52%	98.86%	706	588	20,357	38.59%

	Interest Only Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV(1)	FICO Scores at Origination	Current FICO Scores(2)	Amount Delinquent	Debt Ratios at Origination(3)

Arizona	$1,483	663	78.13%	208.62%	763	732	1,483	39.80%
California	9,849	6,220	73.21%	118.41%	733	693	8,235	31.45%
Florida	7,914	4,489	71.55%	133.63%	738	672	7,914	35.89%
Nevada	1,620	709	75.99%	190.97%	712	551	1,620	35.00%
Other States	20,378	12,835	78.76%	121.25%	723	646	19,754	34.53%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 from automated valuation models.
(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2011.
(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

CLRU Non-Interest Income

Non-interest income during the three months ended March 31, 2012 and 2011 was $70,000 and $1,000, respectively. The non-interest income during the three months ended March 31, 2012 consisted of the retention of a non-refundable deposit associated with a contract to sell a real estate owned property and a $3,000 gain on the sale of a loan. The $1,000 of other income during the three months ended March 31, 2011 consisted of miscellaneous income from a joint venture that factors receivables. The joint venture ceased operations during the fourth quarter of 2011.

CLRU Non-Interest Expense

	For the Three Months Ended
(in thousands)	2012	2011	Change
Employee compensation and benefits	$4,742	4,996	(254)
Occupancy and equipment	2,168	3,042	(874)
Advertising and promotion	94	87	7
Professional fees	1,613	1,750	(137)
(Recovery)/impairment of assets held for sale	(22)	201	(223)
Impairment/(recovery) of real estate owned	1,655	(232)	1,887
Other	2,680	2,742	(62)

Total non-interest expense	$12,930	12,586	344

Accounting rules require that BankAtlantic’s general corporate overhead be included in its entirety in non-interest expense as presented for CLRU for the three months ended March 31, 2012 and 2011. Upon consummation of the BB&T transaction, management anticipates that BBX’s cost structure will significantly change resulting in a substantial reduction in non-interest expenses in periods subsequent to the sale of BankAtlantic.

MD&A

(Financial Services – BankAtlantic Bancorp)

The decline in employee compensation and benefits during the three months ended March 31, 2012 compared to the same 2011 period resulted primarily from workforce reductions. BankAtlantic reduced its commercial lending workforce, consisting primarily of lending officers, through normal attrition as commercial loan originations and purchases during 2011 and the first three months of 2012 were significantly reduced from historical levels. The majority of employee compensation and benefits reflects general corporate overhead.

Occupancy and equipment for the three months ended March 31, 2012 and 2011 primarily reflects costs associated with the operation of back office facilities including the corporate headquarters. The lower Occupancy and equipment expenses during the 2012 period compared to the same 2011 period reflects lower rent and depreciation expense primarily due to consolidation of back-office facilities.

The decrease in professional fees during the three months ended March 31, 2012 compared to the same 2011 period reflects $0.4 million of legal costs associated with a commercial loan foreclosure involving a land lease during the three months ended March 31, 2011 partially offset by higher general loan foreclosure expenses during the 2012 period compared to the same 2011 three month period.

The impairment (reversals) of loans held for sale represents lower of cost or market adjustments on loans classified as held for sale. The impairment or reversals resulted primarily from property values obtained from updated valuations of the underlying loan collateral.

Impairment of real estate owned during the three months ended March 31, 2012 reflects lower of cost or fair value less cost of sale adjustments on real estate owned. During the three months ended March 31, 2012, valuation allowances were established on six properties due to updated property valuations. During the three months ended March 31, 2011, a valuation allowance was reversed associated with the sale of a real estate owned property.

Other non-interest expenses consisted of the following:

	For the Three Months Ended March 31,		Change 2012 vs. 2011
(in thousands)	2012	2011
Insurance	$1,087	940	147
Foreclosed asset activity	390	354	36
Executive services	581	564	17
Other	622	884	(262)

Total non-interest expense	$2,680	2,742	(62)

MD&A

(Financial Services – BankAtlantic Bancorp)

Parent Company Results of Operations

	For the Three Months Ended March 31,		Change 2012 vs. 2011
(in thousands)	2012	2011
Net interest income (expense):
Interest income on loans	$177	49	128
Interest and dividend income on taxable securities	—	40	(40)
Interest expense on junior subordinated debentures	(4,167)	(3,784)	(383)

Net interest expense	(3,990)	(3,695)	(295)
Provision for loan losses	(4)	(20)	(16)

Net interest expense after provision for loan losses	(3,986)	(3,675)	(311)

Non-interest income:
Income from unconsolidated trusts	120	381	(261)
Other income	339	209	130

Non-interest income	459	590	(131)

Non-interest expense:
Employee compensation and benefits	517	527	(10)
Professional fees	4,584	378	4,206
Advertising and promotion	59	26	33
Other	543	2,501	(1,958)

Non-interest expense	5,703	3,432	2,271

Parent Company loss	$(9,230)	(6,517)	(2,713)

The Parent Company interest income during the three months ended March 31, 2012 and 2011 represents interest income on two performing loans. During 2012, the Parent Company recognized $134,000 of additional interest income on one of the performing loans associated with the deferral of monthly payments during prior periods as the borrowers’ cash flow improved.

Interest and dividend income on taxable securities during the three months ended March 31, 2011 represents dividends from an equity investment. The Parent Company ceased receiving dividends from the equity investment during the second quarter of 2011.

Interest expense for the three months ended March 31, 2012 and 2011 represents interest expense recognized on the Parent Company’s junior subordinated debentures. The increase in interest expense during 2012 compared to 2011 reflects higher average balances on junior subordinated debentures resulting from the deferral of interest. The average balance on junior subordinated debentures increased from $323 million during 2011 to $337.8 million during 2012. Average interest rates on junior subordinated debentures were 4.75% during 2011 compared to 4.93% during the 2012 period.

Income from unconsolidated trusts during the three months ended March 31, 2012 and 2011 represents equity earnings from trusts formed to issue trust preferred securities.

Other non-interest income during the three months ended March 31, 2011 included a loss of $99,000 from the sale of $1.7 million of loans held for sale. The Parent Company did not sell loans during the three months ended March 31, 2012. Also included in other non-interest income during each of the three months ended March 31, 2012 and 2011 was $0.3 million of income from BankAtlantic for executive management services. These fees were eliminated in the Company’s consolidated financial statements.

MD&A

(Financial Services – BankAtlantic Bancorp)

The substantial increase in professional fees during the first quarter of 2012 compared to the same 2011 quarter represents litigation costs from the TruPs related litigation in Delaware associated with the BB&T transaction, which includes an estimate of reimbursements to trustees for their legal fees and related expenses in that litigation.

The decrease in other non-interest expense during the quarter ended March 31, 2012 compared to the same 2011 quarter related primarily to impairments of $1.9 million of real estate owned and $0.4 million of loans held for sale during the 2011 period. During the three months ended March 31, 2012, the Parent Company had $0.4 million of real estate owned impairments and no loan impairments. The remaining other non-interest expenses during the three months ended March 31, 2012 and 2011 represent net real estate owned operating expenses as well as gains and losses from the sale of real estate owned.

Credit Quality

The composition of the Parent Company’s loans and real estate owned at the indicated dates was as follows (in thousands):

	March 31, 2012	December 31, 2011
Nonaccrual loans:
Commercial non-real estate:	$—	948
Commercial real estate:
Residential	3,296	3,703
Land	424	3,432

Total non-accrual loans	3,720	8,083
Allowance for loan losses	—	(784)

Non-accrual loans, net	3,720	7,299
Performing other commercial loans	2,476	2,432

Loans receivable, net	$6,196	9,731

Real estate owned	$9,866	9,137

During the three months ended March 31, 2012, the Parent Company charged off a $0.9 million commercial non-real estate loan and foreclosed on $3.4 million of land loans. The Parent Company had established a $0.8 million specific valuation allowance during prior periods on the charged off commercial non-real estate loan.

During the three months ended March 31, 2012, the Parent Company sold $2.6 million of real estate owned for a $0.3 million gain.

The Parent Company’s non-accrual loans include large loan balance lending relationships. The following table outlines general information about these relationships as of March 31, 2012 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (2)	Collateral Type (3)	Date of Last Full Appraisal
Residential Land Developers
Relationship No. 1 (1)	$20,005	3,296	—	Q1-2005	Q4-2007	Q1-2008	Residential	Q3-2011
Relationship No. 2	3,060	424	—	Q2-2006	Q4-2008	Q1-2008	Residential	Q2-2011

Total Residential Land Developers	$23,065	3,720	—

(1)	During 2008, 2009 and 2010, the Parent Company recognized partial charge-offs on relationship No. 2 aggregating $16.4 million.
(2)	The default date is defined as the date of the initial missed payment prior to default.
(3)	Acquisition and development (“A&D”).

MD&A

(Financial Services – BankAtlantic Bancorp)

The loans that comprise the above relationships are all collateral dependent. As such, the Parent Company measures these loans based on the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals for all relationships. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure.

Changes in the Parent Company’s allowance for loan losses were as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$784	830
Loans charged-off	(948)	—
Recoveries of loans previously charged-off	168	4

Net (charge-offs)	4	4
Recovery for loan losses	(4)	(20)

Balance, end of period	$—	814

The provision for loan losses during the three months ended March 31, 2012 reflects the charge-off of a $0.9 million commercial non-real estate loan and the related charge-off of the specific valuation allowances established on this non-real estate loans during prior periods. The $0.2 million recovery relates to the foreclosure of a commercial land loan for which the fair value of the collateral less cost to sell exceeded the recorded investment in the loan.

The $4,000 recovery during the three months ended March 31, 2011 reflects funds received on loans previously charged-off.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc.

Currently, BankAtlantic Bancorp’s principal source of liquidity is its cash holdings and funds obtained from its wholly-owned work-out subsidiary, but it expects to generate additional cash and liquidity in connection with the sale of BankAtlantic to BB&T. BankAtlantic Bancorp also may obtain funds through dividends from BankAtlantic, although none are anticipated or contemplated for the foreseeable future and BankAtlantic Bancorp is prohibited by the terms of the Company Order from issuing debt securities without receiving a prior non-objection from the Federal Reserve. BankAtlantic Bancorp has historically used its funds to contribute capital to its subsidiaries, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. The cash flows included in the Company’s Consolidated Statement of Cash Flows will not be the primary sources of cash flows after consummation of the transaction with BB&T. If the sale of BankAtlantic to BB&T is consummated in accordance with the terms of the Agreement, BankAtlantic Bancorp anticipates its principal source of liquidity to be the net cash proceeds to be received by BankAtlantic Bancorp upon closing of the transaction and thereafter to be the cash flows from the loans and real estate and other assets in BBX Capital Asset Management, LLC, which will be wholly-owned by BankAtlantic Bancorp, and distributions from its 5% preferred interest and 100% residual interest in the net cash flows from Florida Asset Resolution Group, LLC. BankAtlantic Bancorp also may obtain funds through the issuance of equity and debt securities. BankAtlantic Bancorp anticipates utilizing these funds for general corporate purposes including employee compensation and benefits, servicing costs and real estate owned operating expenses. At March 31, 2012, the Parent Company had approximately $341.1 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $16.1 million based on interest rates at March 31, 2012, which are generally indexed to three-month LIBOR. In order to preserve liquidity, BankAtlantic Bancorp elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow BankAtlantic Bancorp to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as

MD&A

(Financial Services – BankAtlantic Bancorp)

of March 2009, and regularly scheduled quarterly interest payments aggregating $46.9 million that would otherwise have been paid during the 39 months ended March 31, 2012 were deferred. BankAtlantic Bancorp has the ability under the junior subordinated debentures to continue to defer interest payments for up to another 7 consecutive quarterly periods through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and BankAtlantic Bancorp will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, BankAtlantic Bancorp may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. BankAtlantic Bancorp may end the deferral period by paying all accrued and unpaid interest. If BankAtlantic Bancorp were to continue to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it would owe an aggregate of approximately $76 million of unpaid interest based on average interest rates as of March 31, 2012. The Company believes that its financial condition would be adversely affected if interest payments continue to be deferred. Under the Agreement, BB&T will assume BankAtlantic Bancorp’s obligations under the junior subordinated debentures upon closing of the BB&T transaction; however, BankAtlantic Bancorp will be required to pay the deferred interest through closing in connection with the consummation of the transaction.

BankAtlantic Bancorp has not received dividends from BankAtlantic since the year ended December 31, 2008. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp in subsequent periods is subject to regulatory approval as provided in the Bank Order. BankAtlantic Bancorp may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans and real estate owned. However, BankAtlantic Bancorp and its workout subsidiary may not be able to monetize the loans or real estate owned on acceptable terms, if at all.

In February 2010, BankAtlantic Bancorp filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of its Class A Common Stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. After the completion of rights offerings in 2011 and 2010, $43.7 million of securities remain available for future issuance under this registration statement.

BankAtlantic Bancorp is generally required to provide BankAtlantic with managerial assistance and capital. Any financing needed to provide BankAtlantic with capital could be sought through public or private offerings, in privately negotiated transactions or otherwise. Any financing involving the issuance of our Class A Common Stock or securities convertible or exercisable for our Class A Common Stock could be highly dilutive for our existing shareholders. Such financing may not be available to us on favorable terms or at all.

BankAtlantic Bancorp has the following cash and investments that it believes provide a source for potential liquidity at March 31, 2012.

	As of March 31, 2012
(in thousands)	Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Cash and cash equivalents	$4,780	—	—	4,780
Securities available for sale	10	16	—	26

Total	$4,790	16	—	4,806

BankAtlantic Bancorp had $6.9 million of current liabilities as of March 31, 2012. The non-performing loans transferred to the wholly-owned subsidiary of BankAtlantic Bancorp may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at March 31, 2012 was $16.1 million. The majority of the current liabilities were TruPs related litigation costs anticipated to be paid in connection with consummation of the transaction with BB&T. During the three months ended March 31, 2012, the Parent Company received net cash flows of $2.6 million from its work-out subsidiary.

MD&A

(Financial Services – BankAtlantic Bancorp)

BankAtlantic Liquidity and Capital Resources

BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans, securities available for sale and real estate owned; interest payments on loans and securities; capital contributions from BankAtlantic Bancorp and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity currently depends on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic maintained excess cash balances during the three months ended March 31, 2012 in order to improve liquidity and in anticipation of the closing of the BB&T transaction. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under its lines of credit with the FHLB and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs, may require BankAtlantic to offer higher interest rates to maintain deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic is restricted by the Bank Order from offering interest rates on its deposits which are significantly higher than market area rates.

BankAtlantic’s unused lines of credit decreased from $585 million as of December 31, 2011 to $578 million as of March 31, 2012 due to lower collateral balances. The FHLB has granted BankAtlantic a line of credit capped at 20% of assets subject to available collateral, with a maximum term of ten years. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic utilized its FHLB line of credit to obtain a $58.1 million letter of credit used primarily to secure public deposits as of March 31, 2012. There were no FHLB borrowings outstanding as of March 31, 2012. BankAtlantic’s unused available borrowings under this line of credit were approximately $543 million at March 31, 2012. Additionally, BankAtlantic had total cash on hand with other financial institutions of $1.1 billion at March 31, 2012.

An additional source of liquidity for BankAtlantic is its securities portfolio. As of March 31, 2012, BankAtlantic had $7 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $28 million, with no amounts outstanding under this program, at March 31, 2012. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly, our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity. BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease, and any of these factors could have material adverse effect on BankAtlantic’s liquidity.

Included in deposits at March 31, 2012 was $0.8 million in brokered deposits. BankAtlantic is currently restricted from acquiring additional brokered deposits or renewing its existing brokered deposits, and the brokered deposits were repaid in April 2012.

BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions and regulatory actions may make it more difficult for us and for financial institutions in general to borrow money. We cannot predict with any degree of certainty how long any of these adverse market conditions might continue, nor can we anticipate the degree to which such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access

MD&A

(Financial Services – BankAtlantic Bancorp)

liquidity. Further deterioration in the financial markets or adverse regulatory actions may further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position by paying down borrowings, reducing assets and significantly increasing its cash reserves.

BankAtlantic’s actual capital amounts and ratios are presented in the table and are compared to the prompt corrective action (“PCA”) “well capitalized” requirements and the capital requirements set forth in the Bank Order that BankAtlantic must maintain (dollars in thousands):

	Actual		PCA Defined Well Capitalized		Bank Order Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total risk-based capital	$343,534	15.77%	$217,904	10.00%	$305,065	14.00%
Tier I risk-based capital	$293,854	13.49%	$130,742	6.00%	$130,742	6.00%
Tangible capital	$293,854	7.72%	$57,098	1.50%	$57,098	1.50%
Core capital	$293,854	7.72%	$190,326	5.00%	$304,522	8.00%
As of December 31, 2011
Total risk-based capital	$349,751	15.15%	$230,926	10.00%	$323,296	14.00%
Tier I risk-based capital	$298,499	12.93%	$138,555	6.00%	$138,555	6.00%
Tangible capital	$298,499	8.22%	$54,496	1.50%	$54,496	1.50%
Core capital	$298,499	8.22%	$181,655	5.00%	$290,648	8.00%

Pursuant to the Bank Order, BankAtlantic was required to attain by June 30, 2011 and maintain a tier 1/core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic has maintained its regulatory capital ratios at levels that exceeded prompt corrective action “well capitalized” requirements and from June 30, 2011 until March 31, 2012, had maintained its regulatory capital ratios at levels that exceed the Bank Order required capital levels. BankAtlantic’s core capital ratio fell below the Bank Order capital requirement of 8.00% due to the increase in assets from deposit growth. The proceeds received from the deposit growth enhanced BankAtlantic’s liquidity as the funds were invested in cash at the Federal Reserve Bank. In the event the BB&T transaction is not consummated, BankAtlantic may seek to reduce deposit and asset balances in order to improve its capital ratios to meet the core capital requirements in the Bank Order. Additionally, BankAtlantic Bancorp and BankAtlantic may seek to maintain the higher capital requirements through efforts that may include the issuance by BankAtlantic Bancorp of its Class A Common Stock through a public or private offering, the sale of branches and the reduction in assets, although asset sales and reductions may make it more difficult to achieve profitability. The Company may not be successful in raising additional capital or executing plans to attain and maintain BankAtlantic’s higher regulatory capital ratios in subsequent periods. The inability to raise capital or otherwise meet regulatory requirements could have a material adverse impact on the Company’s business, results of operations and financial condition.

MD&A

(Financial Services – BankAtlantic Bancorp)

BankAtlantic’s Contractual Obligations and Off Balance Sheet Arrangements as of March 31, 2012 were (in thousands):

	Payments Due by Period (1)(2)(3)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Time deposits	$320,421	189,883	96,642	33,519	377
Subordinated debentures	22,000	22,000	—	—	—
Operating lease obligations held for use	28,958	4,974	9,730	3,328	10,926
Operating lease obligations held for sublease	14,657	688	1,919	1,298	10,752
Pension obligation	19,318	1,587	3,349	3,799	10,583
Other obligations	11,200	3,200	6,400	1,600	—

Total contractual cash obligations	$416,554	222,332	118,040	43,544	32,638

(1)	Payments Due by Period information is based on contractual maturities
(2)	The above table excludes interest payments on interest bearing liabilities
(3)	The contractual obligations and off balance sheet arrangements set forth in this table are anticipated to be transferred to BB&T upon the consummation of the transaction.

BankAtlantic Bancorp’s Contractual Obligations and Off Balance Sheet Arrangements as of March 31, 2012 were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 Years (1)
Long-term debt	$341,082	—	46,888	—	294,194

(1)	The interest deferral period expires after the fourth quarter of 2013 and if the deferred interest is not paid at the next payment date after the expiration of the deferral period, BankAtlantic Bancorp would be in default under the indentures and all principal and interest of the junior subordinated debentures could be accelerated and become immediately due and payable at that time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011.

Item 1A.	Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011.

Item 6.	Exhibits

Exhibit 31.1 *	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 *	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 *	Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 **	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 **	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3 **	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed with this Form 10-Q.
**	Exhibits furnished with this Form 10-Q.
***	Pursuant to Rule 406T of Regulation S-T promulgated by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION

Date: May 15, 2012	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 15, 2012	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: May 15, 2012	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer