Form 10-Q
period 2012-06-30
BFC FINANCIAL CORP
filed 2012-08-14
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2012

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 10, 2012 is as follows:

Class A Common Stock of $.01 par value, 70,275,222 shares outstanding.

Class B Common Stock of $.01 par value, 6,859,501 shares outstanding.

BFC Financial Corporation

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BFC Financial Corporation

Consolidated Statements of Financial Condition - Unaudited

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and interest bearing deposits in other banks	$1,261,284	858,789
Restricted cash ($39,823 in 2012 and $38,913 in 2011 held by variable interest entities (“VIEs”)	59,414	62,727
Securities available for sale at fair value	25,591	62,803
Tax certificates, net of allowance of $3,519 in 2012 and $7,488 in 2011	5,293	46,488
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	—	18,308
Loans held for sale	47,029	55,601
Loans receivable, net of allowance for loan losses of $7,153 in 2012 and $129,887 in 2011	355,794	2,442,236
Notes receivable, including gross securitized notes of $353,631 in 2012 and $375,904 in	—
2011, net of allowance of $67,743 in 2012 and $73,260 in 2011	496,875	517,836
Accrued interest receivable	1,862	18,432
Inventory	210,517	213,325
Real estate owned	86,195	87,174
Investments in unconsolidated affiliates	12,690	12,343
Properties and equipment, net	60,078	191,568
Goodwill	—	12,241
Intangible assets, net	64,484	72,804
Assets held for sale	2,120,873	35,035
Prepaid Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment	—	12,715
Other assets	58,961	57,730

Total assets	$4,866,940	4,778,155

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$—	2,433,216
Non-interest bearing deposits	—	846,636
Deposits held for sale	3,448,884	—

Total deposits	3,448,884	3,279,852
Receivable-backed notes payable, (including $352,457 in 2012 and $385,140 in 2011 held by VIEs	437,895	478,098
Notes and mortgage notes payable and other borrowings	32,284	108,533
Junior subordinated debentures	485,992	477,316
Deferred income taxes	41,839	24,645
Deferred gain on settlement of investment in subsidiary	—	29,875
Liabilities related to assets held for sale	58,199	11,156
Shares subject to mandatory redemption (See Note 11)	12,177	—
Other liabilities	140,352	174,634

Total liabilities	4,657,622	4,584,109

Commitments and contingencies (See Note 14)
Preferred stock of $.01 par value; authorized - 10,000,000 shares: (See Note 11)
Redeemable 5% Cumulative Preferred Stock - $.01 par value; authorized 15,000 shares issued and outstanding 15,000 shares with redemption value of $1,000 per share	—	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares; issued and outstanding 70,275,222 in 2012 and 70,274,972 in 2011	703	703
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,859,501 in 2012 and 6,859,751 in 2011	69	69
Additional paid-in capital	230,330	232,705
Accumulated deficit	(78,102)	(100,873)
Accumulated other comprehensive loss	(3,926)	(12,863)

Total BFC Financial Corporation (“BFC”) shareholders' equity	149,074	119,741
Noncontrolling interests	60,244	63,276

Total equity	209,318	183,017

Total liabilities and equity	$4,866,940	4,778,155

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Real Estate and Other:
Sales of VOIs	$52,215	45,344	95,812	81,678
Fee-based sales commission and other revenues	25,703	18,607	38,481	29,642
Other fee-based services revenue	18,875	17,287	37,690	34,487
Interest income	20,913	21,974	42,077	44,407

	117,706	103,212	214,060	190,214

Financial Services:
Interest income	7,287	11,167	15,622	23,005
Securities activities, net	—	(1,500)	—	(1,500)
Gain (loss) on sale of loans	—	10	3	(89)
Other non-interest income	12	6	96	19

	7,299	9,683	15,721	21,435

Total revenues	125,005	112,895	229,781	211,649

Costs and Expenses
Real Estate and Other:
Cost of VOIs sold	6,308	6,703	10,670	13,928
Cost of other resort operations	11,951	12,156	24,937	25,237
Interest expense	12,507	16,378	25,219	34,082
Selling, general and administrative expenses	63,609	54,451	117,818	103,740
Other expenses	—	1,239	—	915

	94,375	90,927	178,644	177,902

Financial Services:
Interest expense	4,161	3,885	8,359	7,700
(Recovery from) provision for loan losses	(627)	4,313	(1,392)	11,140
Employee compensation and benefits	4,269	6,303	9,528	11,826
Occupancy and equipment	1,779	2,794	4,026	5,938
Advertising and promotion	130	145	283	258
Professional fees	3,239	658	9,436	2,786
Recovery on assets held for sale	(1,165)	—	(1,165)	—
Impairments on loans held for sale	196	754	459	1,382
Impairment of real estate owned	1,793	5,826	3,534	7,514
Other expenses	1,790	2,697	3,852	4,902

	15,565	27,375	36,920	53,446

Total costs and expenses	109,940	118,302	215,564	231,348

Gain on settlement of investment in subsidiary	—	—	—	11,305
Gain on extinguishment of debt	29,875	—	29,875	—
Equity in earnings from unconsolidated affiliates	154	475	312	2,252
Other income	419	403	1,005	977

Income (loss) from continuing operations before income taxes	45,513	(4,529)	45,409	(5,165)
Less: Provision for income taxes	10,813	6,520	16,014	8,665

Income (loss) from continuing operations	34,700	(11,049)	29,395	(13,830)
(Loss) income from discontinued operations, net of income tax benefit of $1,328 and $20,634 during the three months ended June 30, 2012 and 2011; and $1,797 and $20,986 during the six months ended June 30, 2012 and 2011.	(5,324)	8,066	(2,380)	(1,479)

Net income (loss)	29,376	(2,983)	27,015	(15,309)
Less: Net income (loss) attributable to noncontrolling interests	3,697	3,955	4,056	(5,760)

Net income (loss) attributable to BFC	25,679	(6,938)	22,959	(9,549)
Preferred stock dividends	—	(187)	(188)	(375)

Net income (loss) to common shareholders	$25,679	(7,125)	22,771	(9,924)

(CONTINUED)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Operations - Unaudited

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic and Diluted Earnings (Loss) Per Common Share Attributable to BFC (Note 16):
Basic Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations (1)	$0.36	(0.15)	0.28	(0.12)
(Loss) earnings per share from discontinued operations	(0.04)	0.05	0.01	(0.01)

Net earnings (loss) per common share (1)	$0.32	(0.10)	0.29	(0.13)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations (1)	$0.36	(0.15)	0.28	(0.12)
(Loss) earnings per share from discontinued operations	(0.04)	0.05	0.01	(0.01)

Net earnings (loss) per common share (1)	$0.32	(0.10)	0.29	(0.13)

Basic weighted average number of common shares outstanding	77,135	75,381	77,135	75,381

Diluted weighted average number of common and common equivalent shares outstanding	78,820	75,381	78,267	75,381

Amounts attributable to BFC common shareholders:
Income (loss) from continuing operations, net of tax and noncontrolling interests	$28,513	(11,119)	22,038	(9,410)
(Loss) income from discontinued operations, net of tax and noncontrolling interests	(2,834)	3,994	733	(514)

Net income (loss) to common shareholders	$25,679	(7,125)	22,771	(9,924)

(1)	In accordance with the applicable accounting guidance, upon reclassification of mandatorily redeemable preferred stock to a liability, the difference between the fair value of the liability and its carrying amount results in an adjustment to paid in capital, which adjustment is added to or deducted from net earnings available to common shareholders in the calculation of earnings per share. As such, earnings per share for the three and six months ended June 30, 2012 was adjusted to reflect the decrease in equity of approximately $0.5 million. See Note 11 for additional information regarding the Company’s shares subject to mandatory redemption.

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Comprehensive Income (Loss) - Unaudited

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$29,376	(2,983)	27,015	(15,309)

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities available for sale	4,785	(4,053)	8,614	(4,917)

Other comprehensive income (loss), net of tax	4,785	(4,053)	8,614	(4,917)

Comprehensive income (loss)	34,161	(7,036)	35,629	(20,226)
Less: Comprehensive income (loss) attributable to noncontrolling interests	3,670	4,738	3,733	(5,390)

Comprehensive income (loss) attributable to BFC	$30,491	(11,774)	31,896	(14,836)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statement of Changes in Equity - Unaudited

For the Six Months Ended June 30, 2012

(In thousands)

							Accumulated
							Other	Total	Non-
	Shares of Common		Class A	Class B	Additional		Compre-	BFC	controlling
	Stock Outstanding		Common	Common	Paid-in	Accumulated	hensive	Shareholders’	Interest in	Total
	Class A	Class B	Stock	Stock	Capital	Deficit	Loss	Equity	Subsidiaries	Equity
Balance, December 31, 2011	70,275	6,860	$703	$69	$232,705	$(100,873)	$(12,863)	$119,741	$63,276	$183,017
Net income	—	—	—	—	—	22,959	—	22,959	4,056	27,015
Other comprehensive income (loss)	—	—	—	—	—	—	8,937	8,937	(323)	8,614
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	738	—	—	738	—	738
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	(6,765)	(6,765)
Decrease in equity due to the change in fair value of shares subject to mandatory redemption	—	—	—	—	(472)	—	—	(472)	—	(472)
Dividends on 5% Preferred Stock	—	—	—	—	—	(188)	—	(188)	—	(188)
Share-based compensation	—	—	—	—	205	—	—	205	—	205
Decrease in equity attributable to Woodbridge’s dissenting holders	—	—	—	—	(2,846)	—	—	(2,846)	—	(2,846)

Balance, June 30, 2012	70,275	6,860	$703	$69	$230,330	$(78,102)	$(3,926)	$149,074	$60,244	$209,318

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Six Months Ended
	June 30,
	2012	2011
Net cash provided by operating activities	$73,680	111,895

Investing activities:
Proceeds from redemption of tax certificates	22,526	40,459
Purchase of investment securities and tax certificates	(765)	(18,567)
Proceeds from the maturities of interest bearing deposits	5,655	25,283
Proceeds from sales of securities available for sale	—	9,597
Proceeds from maturities of securities available for sale	12,287	126,679
Purchase of securities available for sale	—	(9,932)
Cash paid in settlement of liabilities held for sale	(668)	—
Redemption of FHLB stock	9,980	11,943
Distributions from unconsolidated affiliates	82	139
Net repayments of loans	230,632	232,518
Proceeds from the sales of loans transferred to held for sale	1,000	27,793
Proceeds from sales of real estate owned	20,553	10,197
Purchases of office property and equipment, net	(1,185)	(2,429)
Proceeds from the sale of communities division, net	27,750	—
Net cash outflow from sale of Tampa branches	—	(257,221)

Net cash provided by investing activities	327,847	196,459

Financing activities:
Net increase (decrease) in deposits	170,677	(144,400)
Net repayments of FHLB advances	—	(170,020)
Net decrease in securities sold under agreements to repurchase	—	(21,524)
Net decrease in short term borrowings and federal funds purchased	—	(220)
Repayment of notes, mortgage notes payable and other borrowings	(126,602)	(103,933)
Proceeds from notes, mortgage notes payable and other borrowings	29,824	25,301
Payments for debt issuance costs	(990)	(1,090)
Preferred stock dividends paid	—	(375)
Proceeds from issuance of subsidiaries' common stock to non-BFC shareholders	—	1,001
Distributions to non-controlling interest	(7,350)	(4,142)

Net cash provided by (used in) financing activities	65,559	(419,402)

Increase (decrease) in cash and cash equivalents	467,086	(111,048)
Cash and cash equivalents at beginning of period (1)	853,132	588,846
Cash and cash equivalents held for sale	(59,431)	5,850

Cash and cash equivalents at end of period (2)	$1,260,787	483,648

(CONTINUED)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	For the Six Months Ended
	June 30,
	2012	2011
Supplemental cash flow information:
Interest paid on borrowings and deposits	$30,305	39,024
Income taxes paid	3,170	4,488
Income tax refunded	(51)	(3,164)

Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	21,887	25,074
Loans receivable transferred to loans held-for-sale	16,140	55,966
Inventory acquired through financing	1,270	—
Increase (decrease) in accumulated other comprehensive income (loss), net of taxes	8,614	(4,917)
Net increase (decrease) in BFC shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	738	(1,088)
Decrease in equity attributable to Woodbridge’s dissenting holders	(2,846)	—
Decrease in equity due to the change in fair value of shares subject to mandatory redemption	(472)	—
Change due to the re-classification of redeemable preferred stock to shares subject to mandatory redemption	(11,029)	—

(1)	Included in cash and interest bearing deposits in other banks on the balance sheet as of December 31, 2011 and 2010 was $5.7 million and $45.6 million, respectively, of time deposits. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.
(2)	Included in cash and interest bearing deposits in other banks on the balance sheet as of June 30, 2012 and 2011 was $0.5 million and $20.3 million, respectively, of time deposits. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Notes to Unaudited Consolidated Financial Statements

1.     Presentation of Interim Financial Statements

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include controlling interests in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana Inc. (“Benihana”). BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic and its subsidiaries (“BankAtlantic”). BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida. On July 31, 2012, BBX Capital completed its previously announced sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “Transaction”). As a result of their respective historic direct and indirect ownership interests in BankAtlantic, both BBX Capital and BFC are currently unitary savings and loan holding companies subject to examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). In connection with the closing of the Transaction with BB&T, each of BBX Capital and BFC has requested from the Federal Reserve deregistration as a savings and loan holding company and, pending approval by the Federal Reserve, both BBX Capital and BFC expect upon such deregistration to no longer be subject to regulation by the Federal Reserve or to be subject to restrictions applicable to savings and loan holding companies.

As a holding company with controlling positions in BBX Capital and Bluegreen, generally accepted accounting principles (“GAAP”) require the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BBX Capital and Bluegreen as well as BFC’s other consolidated entities, including BFC’s wholly owned subsidiary, Woodbridge Holdings, LLC (“Woodbridge”), are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At June 30, 2012, BFC had an approximately 53% economic ownership interest in BBX Capital and an approximately 54% economic ownership interest in Bluegreen.

The Company’s business activities currently consist of (i) Real Estate and Other business activities and (ii) Financial Services. We currently report the results of our business activities through five segments. Three of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts. Our other two segments — BankAtlantic’s commercial lending reporting unit (“CLRU”) and BBX Capital Parent Company (which represents the operations of BBX Capital at its parent company level) — relate to our Financial Services business activities. As discussed below, discontinued operations include the results of Bluegreen Communities and BankAtlantic’s community banking, investment, capital services and tax certificate reporting units. Cypress Creek Holdings, LLC (“Cypress Creek Holdings”) is also reported as a discontinued operation. See Note 3 for additional information regarding discontinued operations.

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen. Pursuant to the terms of the merger agreement, if the merger is consummated, Bluegreen will become a wholly-owned subsidiary of BFC, and Bluegreen’s shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they hold at the effective time of the merger (as adjusted in connection with the reverse stock split expected to be effected by BFC prior to the consummation of the merger). The merger agreement was approved by BFC’s and Bluegreen’s respective shareholders on June 19, 2012. At that time, BFC’s shareholders also approved an amendment of BFC’s Articles of Incorporation relating to the contemplated reverse stock split and a reduction in the authorized number of shares of BFC’s common stock. However, consummation of the merger remains subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. The merger agreement provides for the transaction to be consummated by September 30, 2012. BFC and Bluegreen are working to satisfy the conditions required to consummate the merger, including BFC’s pursuit of the listing of its Class A Common Stock. The transaction will close when all conditions in the merger agreement have been met. There is no assurance that the conditions for the consummation of the merger will be met or that the merger will be consummated.

Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate were filed. See Note 14 for further information regarding this litigation.

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its Bluegreen Communities business to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement. Assets excluded from the sale included primarily Bluegreen’s Communities notes receivable portfolio. See Note 3 for additional information. Bluegreen Communities was previously reported as a separate segment in our Real Estate and Other business activities and has been classified as a discontinued operation in all periods presented in the accompanying consolidated financial statements.

As indicated above, on July 31, 2012, BBX Capital completed the sale of BankAtlantic to BB&T pursuant to the terms of the Stock Purchase Agreement between BBX Capital and BB&T dated November 1, 2011, as amended (“the “BB&T Agreement”). Under the terms of the BB&T Agreement, prior to the closing of the Transaction, BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”). BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $358 million as of June 30, 2012. FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $37 million in cash to FAR and thereafter distributed all of the membership interests in FAR to BBX Capital. At the closing of the Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding TruPs obligations, as described in further detail below. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company of FAR, which was entered into by BBX Capital and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preference amount within seven years.

Prior to the closing of the Transaction, BankAtlantic contributed to CAM, certain non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $126 million as of June 30, 2012. CAM assumed all liabilities related to these assets. BankAtlantic also contributed approximately $81 million in cash to CAM. Prior to the closing of the Transaction, BankAtlantic distributed all of the membership interests in CAM to BBX Capital. CAM remains a wholly owned subsidiary of BBX Capital.

Pursuant to the BB&T Agreement, the cash consideration exchanged by the parties at the closing of the Transaction in connection with the sale of BankAtlantic’s stock was based on the deposit premium and the net asset value of BankAtlantic, in each case as calculated pursuant to the terms of the BB&T Agreement, including, with respect to the net asset value of BankAtlantic, after giving effect to the asset contributions and membership interest distributions by BankAtlantic described above. Based on financial information as of June 30, 2012 and the preliminary calculations of the deposit premium (which was estimated to be $315.9 million) and the net asset value of BankAtlantic, BBX Capital received from BB&T a cash payment related to the sale of BankAtlantic’s stock of approximately $6.4 million. However, the deposit premium and net asset value of BankAtlantic as well as the resulting cash payment made to BBX Capital are all estimates based on available financial information as of June 30, 2012. Under the terms of the BB&T Agreement, these amounts are subject to adjustment post-closing as all relevant financial information is reviewed and approved by the parties, and the cash payment made to BBX Capital may be less than the amount indicated above or BBX Capital may be required to make a net cash payment to BB&T. BBX Capital expects to recognize a $307 million gain in connection with the Transaction, and based on the Company’s approximately 53% ownership interest in BBX Capital, BFC expects to recognize a gain of approximately $165.7 million in connection with the Transaction, including approximately $2.7 million related to purchase accounting adjustments. However, the amount of gain recognized by BBX Capital and BFC is subject to adjustment based on the final balance sheet reconciliation procedures described above

Under the terms of the BB&T Agreement, at the closing of the Transaction, BB&T assumed the obligations with respect to BBX Capital’s approximately $285 million in principal amount of outstanding trust preferred securities (“TruPs”), and BBX Capital paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPs through closing. BBX Capital also paid approximately $2.3 million for certain legal fees and expenses incurred by trustees with respect to the previously disclosed litigation relating to the Transaction brought by certain trustees and holders of the TruPs.

Based on the probable sale of BankAtlantic to BB&T, as of March 31, 2012, the assets and liabilities then anticipated to be transferred to BB&T were reclassified as “Assets held for sale”, “Deposits held for sale” and “Other liabilities held for sale”. As such, the assets and liabilities transferred to BB&T, consisting of all of BankAtlantic’s assets and liabilities less the assets and liabilities to be retained in CAM and FAR, are presented as “Assets held for sale” and “Liabilities held for sale” in the unaudited Consolidated Statement of Financial Condition as of June 30, 2012. While the majority of cash and interest bearing deposits in other banks were transferred to BB&T upon closing of the Transaction, with the exception of cash at BankAtlantic’s branches and automated teller machines, the cash and interest bearing deposits transferred to BB&T are not presented as “Assets held for sale” as of June 30, 2012. The assets and liabilities transferred to BB&T were measured as of June 30, 2012 on a combined basis as a single disposal group at the lower of cost or fair value less costs to sell. Accordingly, the assets and liabilities held for sale are presented in the unaudited Consolidated Statement of Financial Condition as of June 30, 2012 based on their carrying value as the Company recorded a gain associated with the Transaction.

BankAtlantic’s community banking, investment, capital services and tax certificate reporting units are reflected as “Discontinued Operations” in the unaudited Consolidated Statements of Operations for all periods presented. BBX Capital is continuing to service and manage and may originate commercial loans in the future and as a result, the results of operations for the Commercial Lending reporting unit are included in the unaudited Consolidated Statement of Operations as continuing operations for all periods presented. The assets and liabilities transferred to BB&T were not reclassified to assets and liabilities held for sale in the Consolidated Statement of Financial Condition as of December 31, 2011. The Consolidated Statement of Stockholders’ (Deficit) Equity, Consolidated Statements of Comprehensive (Loss) Income and Consolidated Statement of Cash Flows remain unchanged from prior period historical presentation for all periods presented. Additionally, pursuant to the Agreement, BBX Capital agreed to sell to BB&T certain assets and liabilities associated with its Commercial Lending reporting unit and these assets and liabilities are included in assets and liabilities held for sale in the Consolidated Statement of Financial Condition as of June 30, 2012. Similarly, BBX Capital will retain certain assets and liabilities associated with the disposed reporting units and these assets and liabilities are included in the Consolidated Statement of Financial Condition in their respective line items as of June 30, 2012.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the Company's consolidated financial condition at June 30, 2012; the consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011; cash flows for the six months ended June 30, 2012 and 2011; and the changes in consolidated equity for the six months ended June 30, 2012. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. All significant inter-company balances and transactions have been eliminated in consolidation. As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein. Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

During the quarter ended March 31, 2012, management identified an error in its cost of sales and other miscellaneous accounts and recorded an out of period adjustment related to prior quarters and years. The impact of the errors was: an understatement of cost of sales of VOIs sold of $1.3 million; an overstatement of other expenses of $300,000; an understatement of net loss from continuing operations of $1.0 million; an overstatement of net income attributable to noncontrolling interest of $608,000; an overstatement of provision for income taxes of $402,000; and an understatement of net loss attributable to BFC of $22,000. Management determined, after evaluating the quantitative and qualitative aspects of these corrections, that our current and prior period financial statements were not materially misstated. Furthermore, management does not believe that these adjustments will be material to its estimated results of operations for the year ended December 31, 2012.

2.    Liquidity and Regulatory Considerations

BFC

Regulatory Considerations

As a result of its position as the controlling shareholder of BBX Capital, BFC is currently a “unitary savings and loan holding company” subject to examination and regulation by the Federal Reserve. Effective July 21, 2011, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve succeeded to the supervisory authority previously held by the Office of Thrift Supervision (“OTS”).

BFC, on a parent company only basis, previously committed that it will not, without the prior written non-objection of its primary regulator, (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity or (ii) make dividend payments on its stock. BFC has determined not to seek the Federal Reserve’s written non-objection to the dividend payments on its preferred stock for each of the quarters ended December 31, 2011, March 31, 2012 and June 30, 2012 and, therefore, has not yet made the dividend payments. Unpaid dividends on BFC’s outstanding preferred stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. As described in Note 1, BFC has requested deregistration as a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012. If such request is approved, then upon deregistration, dividend payments by BFC, including with respect to its outstanding preferred stock, will no longer require the prior written non-objection of the Federal Reserve. As of June 30, 2012, unpaid dividend payments totaled approximately $563,000, and such amount is included in shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of June 30, 2012.

Liquidity Considerations

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments.

We expect to use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the three or six months ended June 30, 2012, or during the years ended December 31, 2011 or 2010.

BFC has not received cash dividends from BBX Capital since March 2009. BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the New York Stock Exchange (the “NYSE”). In addition, pending approval of its request for deregistration as a unitary savings and loan holding company, BBX Capital’s payment of dividends is subject to the oversight of the Federal Reserve.

BFC has never received cash dividends from Bluegreen. Certain of Bluegreen’s credit facilities contain terms which prohibit the payment of cash dividends, and Bluegreen may only pay dividends subject to such restrictions and declaration by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.

During March 2012, a registration statement on Form S-3 was filed by Benihana and declared effective by the SEC, under which we may sell any and all of the shares of Benihana’s Common Stock that we own. As of June 30, 2012, we owned 1,582,577 shares of Benihana’s Common Stock. On July 13, 2012, we entered into a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 150,000 shares of Benihana’s Common Stock from time to time until January 28, 2013 at a minimum predetermined price per share. Sales commenced under the plan on July 30, 2012. The proceeds we receive from sales of Benihana’s Common Stock will depend on the timing of the sale and the market price of Benihana’s Common Stock.

On May 22, 2012, Benihana entered into an Agreement and Plan of Merger with Safflower Holdings Corp. which provides for Safflower’s acquisition of Benihana for a purchase price of $16.30 per share of Benihana’s Common Stock. The proceeds that we receive in connection with the merger, if consummated, will depend on the number of shares of Benihana’s Common Stock that we own at the effective time of the merger. Consummation of the merger is subject to certain closing conditions, including the approval of Benihana’s stockholders and regulatory clearance. Benihana has indicated that, assuming the satisfaction of all closing conditions, this merger is expected to close during August 2012.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including the sale of Benihana’s Common Stock and/or the proceeds we receive in exchange for such stock upon the consummation, if any, of Benihana’s currently proposed merger, and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also, subject to the receipt of any regulatory approval or non-objection (to the extent required), seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

Woodbridge

On September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation (“WHC”). Pursuant to the merger, WHC became a wholly owned subsidiary of BFC, Woodbridge and the shareholders of WHC at the effective time of the merger (other than BFC) were entitled to receive in exchange for each share of WHC’s Class A Common Stock that they owned, 3.47 shares of BFC’s Class A Common Stock. Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. In accordance with Florida law, Woodbridge thereafter commenced legal proceedings relating to the appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, which is reflected in the Company’s consolidated statements of financial condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders. On July 5, 2012, the presiding court in the appraisal rights action determined the fair value of the Dissenting Holders’ shares to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result, the $4.6 million liability was increased (with a corresponding reduction to additional paid in capital of $2.8 million) to approximately $7.5 million as of June 30, 2012 to account for the per share value awarded, however, any award for legal and other costs that may be paid could not be reasonably estimated. Woodbridge has appealed the court’s decision regarding the per share value and the award to the Dissenting Holders of legal fees and costs. The outcome of the appeal is uncertain.

Core Communities

In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core Communities LLC, Woodbridge’s wholly owned subsidiary (“Core” or Core Communities”) and worked cooperatively with the various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of properties in Florida and South Carolina which served as collateral under mortgage loans totaling approximately $113.9 million. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the real property owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which was undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In turn, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. In connection therewith, a deferred gain on settlement of investment in subsidiary of $11.3 million was recognized into income during the three months ended March 31, 2011.

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

Woodbridge was the obligor under a $37.2 million loan collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. On April 26, 2011, a settlement agreement was entered into to resolve the disputes and ligation relating to the loan. Under the terms and subject to the conditions of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period (which expired during April 2012), to fully release Woodbridge and Carolina Oak. In accordance with applicable accounting guidance, a deferred gain on debt settlement of $29.9 million was recorded in the Company’s consolidated statement of financial condition as of December 31, 2011 and was recognized as income in the quarter ended June 30, 2012 as a result of the full release of Woodbridge and Carolina Oak during April 2012.

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

Cypress Creek Holdings’ results of operations are reported as a discontinued operation in the Company’s consolidated financial statements and its assets, which were sold during the first quarter of 2012, were classified as assets held for sale as of December 31, 2011.

BBX Capital

BBX Capital had cash of $4.0 million and current liabilities of $5.8 million as of June 30, 2012. In connection with the consummation of the Transaction, on July 31, 2012, BBX Capital received net cash proceeds of approximately $29.0 million, consisting of a $6.4 million cash payment from BB&T and approximately $22.5 million of cash held in its wholly-owned subsidiary, CAM, net of transaction costs, trustee fees and costs associated with the TruPs related litigation and payments to BB&T of accrued and unpaid TruPs interest. BBX Capital’s liquidity is primarily dependent upon the repayments of loans, sales of real estate, and obtaining funds from its 5% preferred interest in FAR. Based on the current and expected liquidity needs and sources, BBX Capital expects to be able to meet its liquidity needs over the next 12 months.

3.	Assets and Liabilities Held for Sale

Bluegreen Communities

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash. Additionally, Southstar agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement. Certain assets including Bluegreen Communities’ notes receivable portfolio were not sold to Southstar.

The assets sold to Southstar were accounted for as assets held for sale and had been previously written down to their fair value less costs to sell. The fair value of the assets held for sale was derived from the sale price under the agreement with Southstar. Therefore, Bluegreen did not incur a significant gain or loss upon the closing of the transaction.

Also included in results of discontinued operations in each of the periods presented is interest expense primarily on the H4BG Communities Facility as certain of the assets classified as held for sale (and which were sold to Southstar as part of the Bluegreen Communities sale) served as collateral under this facility. The entire amount of the debt outstanding under the H4BG Communities Facility and a $2.0 million deferred fee were repaid upon the sale of the assets on May 4, 2012.

Cypress Creek Holdings

During January 2012, Cypress Creek Holdings sold the office building it owned for approximately $10.8 million. The building served as collateral for an approximately $11.2 million mortgage loan. Accordingly, the proceeds of the sale plus a $668,000 payment made by Cypress Creek Holdings were paid to the lender in full satisfaction of the loan. The Company recognized a gain of approximately $4.4 million in connection with the sale during the first quarter of 2012. Cypress Creek Holdings’ results of operations are reported as a discontinued operation in the accompanying consolidated financial statements and its assets, which were sold during January 2012, were classified as assets held for sale as of December 31, 2011.

The following tables summarize the discontinued operations for Bluegreen Communities for the three and six months ended June 30, 2012 and 2011 and Cypress Creek Holdings for the three months ended June 30, 2011 and the six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011
	Bluegreen Communities	Bluegreen Communities	Cypress Creek Holdings	Total
Revenues	$1,017	4,170	4	4,174

	1,017	4,170	4	4,174

Cost and Expenses:
Cost of discontinued operations	3,053	4,271	265	4,536
(Gain) loss on assets held for sale	(59)	52,733	—	52,733
Interest expense	744	772	160	932

	3,738	57,776	425	58,201

Loss from discontinued operations, before taxes	(2,721)	(53,606)	(421)	(54,027)
Benefit for income taxes	1,328	20,634	—	20,634

Loss from discontinued operations, net	$(1,393)	(32,972)	(421)	(33,393)

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Bluegreen Communities	Cypress Creek Holdings	Total	Bluegreen Communities	Cypress Creek Holdings	Total
Revenues	$3,815	3	3,818	9,893	4	9,897
Gain on sale of asset	—	4,446	4,446	—	—	—

	3,815	4,449	8,264	9,893	4	9,897

Cost and Expenses:
Cost of discontinued operations	5,717	52	5,769	10,169	536	10,705
Loss on assets held for sale	205	—	205	52,733	—	52,733
Interest expense	1,386	—	1,386	1,532	321	1,853

	7,308	52	7,360	64,434	857	65,291

(Loss) income from discontinued operations, before taxes	(3,493)	4,397	904	(54,541)	(853)	(55,394)
Benefit for income taxes	1,797	—	1,797	20,986	—	20,986

(Loss) income from discontinued operations, net	$(1,696)	4,397	2,701	(33,555)	(853)	(34,408)

The following table summarizes the assets held for sale and liabilities related to the assets held for sale for Bluegreen Communities and Cypress Creek Holdings as of December 31, 2011 (in thousands):

	December 31, 2011
		Cypress
	Bluegreen	Creek
	Communities	Holdings	Total
Inventory	$23,264	—	23,264
Property and equipment, net	5,361	6,410	11,771

Assets held for sale	$28,625	6,410	35,035

Notes and mortgage payable	$—	11,156	11,156

Liabilities related to assets held for sale	$—	11,156	11,156

BBX Capital

The following table summarizes the assets and liabilities held for sale related to the BBX Capital transaction (as discussed in Note 1) as of June 30, 2012 (in thousands):

As of
June 30, 2012
Cash and due from banks	$59,431
Securities available for sale, at fair value	33,550
Tax certificates	17,736
Federal Home Loan Bank stock	8,328
Loans receivable (1)	1,828,485
Accrued interest receivable	11,347
Office properties and equipment (1)	123,683
Goodwill (1)	12,241
Other assets (1)	26,072

Total assets held for sale	$2,120,873

Deposits
Interest free checking	$926,892
Insured money fund savings	699,169
Now accounts	1,114,360
Savings accounts	424,848

Total non-certificate accounts	3,165,269
Certificate accounts	283,615

Total deposits held for sale (2)	3,448,884

Subordinated debentures	22,000
Other liabilities	36,199

Total other liabilities held for sale (2)	58,199

Total liabilities held for sale	$3,507,083

(1)	Loans receivable, office properties and equipment and goodwill amounts were reduced by approximately $5.3 million, $6.0 million and $0.8 million, respectively, and other assets increased by $6.7 million, in each case as a result of purchase accounting adjustments in connection with BFC's purchase of shares of BBX Capital’s Class A Common Stock during 2008, which were accounted for as step acquisitions under the purchase method of accounting then in effect.
(2)	Total deposits held for sale includes the elimination of $1.6 million of cash held at BankAtlantic by BFC. Total other liabilities held for sale includes the elimination of $0.2 million of shared service accruals between BankAtlantic and BFC.

The majority of the cash and interest bearing deposits in other banks on BBX Capital’s consolidated statement of financial condition were also transferred to BB&T in the Transaction.

BankAtlantic’s five reporting units each reflect a component of the BankAtlantic entity and each is the lowest level for which cash flows can be clearly distinguished, operationally and for financial reporting purposes. These five components are Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services. Based on its agreement with BB&T, BBX Capital determined that its Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations. BBX Capital sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T as of July 31, 2012. Management does not intend to continue in any material respect any activities of or have any continuing involvement with these reporting units. BBX Capital intends to continue Commercial Lending reporting unit activities after the closing of the Transaction. Therefore, although certain assets of this reporting unit were sold to BB&T and are presented as assets and liabilities held for sale in the Consolidated Statement of Financial Condition as of June 30, 2012, the Commercial Lending reporting unit was not reported as discontinued operations.

Pursuant to the Agreement, FAR will retain in addition to certain assets associated with BBX Capital’s continuing Commercial Lending reporting unit, certain assets and liabilities that were associated with BBX Capital’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units). BBX Capital determined that the ongoing cash flows of the disposed reporting units were not significant relative to the historical cash flows of each reporting unit; therefore the income and expenses associated with the disposed reporting units are reported in discontinued operations for each period presented. The carrying value of the disposed reporting units’ net assets anticipated to be included in FAR’s total assets discussed above was $120 million as of June 30, 2012. The assets held by FAR are expected to be monetized in accordance with the terms of such assets or through orderly transactions over a seven year period. Ninety-five percent of the cash flows from these assets net of operating expenses and a stated preferred return will be applied toward the repayment of BB&T’s preferred interest in FAR.

The (loss) income from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations in the accompanying Consolidated Statement of Operations was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Interest income	$18,349	26,402	39,365	54,628
Service charges on deposits	7,491	11,226	15,342	23,258
Other service charges and fees	5,958	6,886	11,896	14,077
Securities activities, net	(99)	—	(99)	(24)
Gain on sale of Tampa branches	—	38,656	—	38,656
Other non-interest income	1,383	2,878	5,118	6,172

	33,082	86,048	71,622	136,767

Costs and Expenses:
Interest expense	3,248	4,242	6,502	8,954
Provision for loan losses	7,301	6,396	16,518	27,381
Employee compensation and benefits (1)	10,456	13,428	22,146	27,195
Occupancy and equipment (1)	7,159	8,380	14,431	17,502
Advertising and promotion (1)	919	1,378	1,935	2,961
Professional fees (1)	395	637	2,218	1,869
Other expenses (1)	7,535	10,128	12,953	17,976

	37,013	44,589	76,703	103,838

Net (loss) income from discontinued operations	$(3,931)	41,459	(5,081)	32,929

(1)	Pursuant to applicable accounting rules, all general corporate overhead was allocated to continuing operations.

4.    Fair Value Measurement

Assets on a recurring basis

The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

Description	June 30, 2012	Fair Value Measurements Using
		Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Benihana’s Common Stock	$25,368	25,368	—	—
Other equity securities	223	223	—	—

Total	$25,591	25,591	—	—

The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Description	December 31, 2011	Fair Value Measurements Using
		Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$13,418	—	13,418	—
REMICS (1)	31,690	—	31,690	—
Benihana’s Common Stock	16,190	16,190	—	—
Other equity securities	1,505	1,005	500	—

Total	$62,803	17,195	45,608	—

(1)	Real estate mortgage investment conduits (“REMICs”) are pass-through entities that hold residential loans, and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.

The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 (in thousands):

Benihana
Convertible
For the three months ended June 30, 2011:	Preferred Stock (1)
Beginning Balance at March 31, 2011	$20,951
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Cumulative effect of change in accounting principle	—
Included in other comprehensive loss	—
Purchases, issuances, and settlements	(5,238)
Transfers in and/or out of Level 3	(15,713)

Balance at June 30, 2011	$—

Benihana
Convertible
For the six months ended June 30, 2011:	Preferred Stock (1)
Beginning Balance January 1, 2011	$21,106
Total gains and losses (realized/unrealized)
Included in earnings	—
Cumulative effect of change in accounting principle	—
Included in other comprehensive loss	(155)
Purchases, issuances, and settlements	(5,238)
Transfers in and/or out of Level 3	(15,713)

Balance at June 30, 2011	$—

(1)	During May and July 2011, BFC converted an aggregate of 300,000 shares of Convertible Preferred Stock of Benihana into shares of Benihana’s Common Stock. In connection with the May 2011 conversion, effective for the quarter ended June 30, 2011, we began to assess the value of our investment in Benihana’s Convertible Preferred Stock, as if converted, by using the market approach with Level 2 measurements instead of the income approach with Level 3 measurements which we historically used. During October 2011, BFC converted its remaining 500,000 shares of Convertible Preferred Stock of Benihana into shares of Benihana’s Common Stock.

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) in the Company’s financial statements for the three or six months ended June 30, 2012.

The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.

The fair values of mortgage-backed securities and REMICs are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that BBX Capital owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, BBX Capital reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. BBX Capital reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or re-evaluate its estimated fair value.

Equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2) with inputs obtained from independent pricing sources, if available. At June 30, 2012 and December 31, 2011, the estimated fair value of Benihana’s Common Stock was obtained by using the quoted market price using Level 1 inputs. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. BBX Capital also invests in private limited partnerships that do not have readily determinable fair values. BBX Capital uses the net asset value per share as provided by the partnership to estimate the fair value of these investments. The net asset value of the partnership is a Level 2 input since BBX Capital has the ability to require the redemption of its investment at its net asset value.

Liabilities on a recurring basis

There were no liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2012 (in thousands):

	Fair Value Measurements Using
Description	June 30, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments For the Six Months Ended June 30, 2012 (1)
Impaired real estate owned	$27,288	—	—	27,288	3,534
Impaired loans held for sale	9,397	—	—	9,397	459

Total	$36,685	—	—	36,685	3,993

(1)	Total impairments represent the amount recognized during the six months ended June 30, 2012 on assets that were held and measured at fair value as of June 30, 2012.

Quantitative information about significant unobservable inputs within Level 3 non-recurring major categories of assets is as follows (dollars in thousands):

As of June 30, 2012 Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
Impaired real estate owned	$27,288	Fair Value of Property	Appraisal	$0.4 - 6.5 million (3.0 million)
Impaired loans held for sale	9,397	Fair Value of Collateral	Appraisal	$0.9 -3.6 million (1.9 million)

Total	$36,685

(1)	Range and average appraised values were reduced by costs to sell.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2011 (in thousands):

	Fair Value Measurements Using
Description	June 30, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments For the Six Months Ended June 30, 2011 (1)
Loans measured for impairment using the fair value of the underlying collateral	$265,245	—	—	265,245	24,624
Impaired loans held for sale	27,463	—	—	27,463	6,335
Impaired real estate owned	36,044	—	—	36,044	8,830

Total	$328,752	—	—	328,752	39,789

(1)	Total impairments represent the amount recognized during the six months ended June 30, 2011 on assets that were measured at fair value as of June 30, 2011.

Liabilities on a non-recurring basis

The following table presents major categories of liabilities measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) as of June 30, 2012 (in thousands):

		Fair Value Measurements Using
Description	June 30, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Shares subject to mandatory redemption	$11,501	—	—	11,501

The fair value of the shares subject to mandatory redemption has been calculated using the discounted cash flow method of the income approach.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell. BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral are considered Level 3 inputs. BBX Capital generally recognizes impairment losses when impaired homogenous loans become 120 days delinquent based on third party broker price opinions or an automated valuation service to obtain the fair value of the collateral less cost to sell. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans are comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure period and exposure periods. The fair value of BBX Capital loans may significantly increase or decrease based on property values as its loans are primarily real estate loans.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Carrying Amount As of June 30, 2012	As of June 30, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and interest bearing deposits in other banks	$1,261,284	1,261,284	1,261,284	—	—
Restricted cash	59,414	59,414	59,414	—	—
Securities available for sale	25,591	25,591	25,591	—	—
Tax certificates	5,293	5,346	—	—	5,346
Loans receivable including loans held for sale, net	402,823	405,300	—	—	405,300
Notes receivable, net	496,875	542,000	—	—	542,000

Financial liabilities:
Receivable-backed notes payable	$437,895	425,900	—	—	425,900
Notes and mortgage notes payable and other borrowings	32,284	31,700	—	—	31,700
Junior subordinated debentures	485,992	419,921	—	304,921	115,000
Shares subject to mandatory redemption	12,177	12,177	—	—	12,177

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and interest bearing deposits in other banks	$858,789	858,789
Restricted cash	62,727	62,727
Securities available for sale	62,803	62,803
Tax certificates	46,488	45,562
Federal Home Loan Bank stock	18,308	18,308
Loans receivable including loans held for sale, net	2,497,837	2,311,177
Notes receivable, net	517,836	558,000

Financial liabilities:
Deposits	$3,279,852	3,279,331
Receivable-backed notes payable	478,098	468,000
Notes and mortgage notes payable and other borrowings	108,533	107,989
Junior subordinated debentures	477,316	336,221

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

As permitted by applicable accounting guidance, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is shown in the above table at book value. The fair value of certificates of deposit is based on an income approach with Level 3 inputs. The fair value is calculated by the discounted value of contractual cash flows with the discount rate estimated using then-current rates offered by BankAtlantic for similar remaining maturities.

Fair values are estimated for BBX Capital’s loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

The fair value of BBX Capital’s performing loans is calculated by using an income approach with Level 3 inputs. The fair value of performing loans is estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio. The estimate of average maturity is based on historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. Management of BBX Capital assigns a credit risk premium and an illiquidity adjustment to these loans based on risk grades and delinquency status. The fair value of non-performing collateral dependent loans is estimated using an income approach with level 3 inputs. The fair value of non-performing loans utilizes the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

The fair value of BankAtlantic’s subordinated debentures was based on discounted values of contractual cash flows at a market discount rate adjusted for non-performance risk (Level 3 inputs).

In determining the fair value of BBX Capital’s junior subordinated debentures, BBX Capital used NASDAQ price quotes available with respect to its $76.6 million of publicly traded TruPs related to its junior subordinated debentures (“public debentures”). However, $268.5 million of BBX Capital’s outstanding TruPS related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. BBX Capital has deferred the payment of interest with respect to all of its junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell the private debentures, the fair value of the private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at June 30, 2012 or December 31, 2011, and as a practical alternative, BBX Capital used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded. As such, the private debentures were valued using Level 2 inputs.

The fair value of Bluegreen’s notes receivable is estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

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

There were no transfers between Level 1 and Level 2 for the three or six months ended June 30, 2012.

5.	Securities Available for Sale

The following tables summarize securities available for sale as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Benihana’s Common Stock	$16,477	8,891	—	25,368
Other equity securities	75	148	—	223

Total investment securities	$16,552	9,039	—	25,591

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency securities:
Mortgage-backed securities	$12,533	885	—	13,418
Real estate mortgage conduits	30,561	1,129	—	31,690

Total government agency securities	43,094	2,014	—	45,108

Investment securities:
Benihana’s Common Stock	16,477	—	287	16,190
Other equity securities	1,326	179	—	1,505

Total investment securities	17,803	179	287	17,695

Total	$60,897	2,193	287	62,803

The following table shows the gross unrealized loss and fair value of the Company’s securities available for sale, all of which were in a continuous unrealized loss position for less than 12 months (in thousands):

	As of December 31, 2011
	Less Than 12 Months
	Fair Value	Unrealized Losses
Benihana Common Stock	$16,190	(287)

As of June 30, 2012, there were no unrealized losses associated with the Company’s securities available for sale.

As of June 30, 2012, BFC owned an aggregate of 1,582,577 shares of Benihana’s Common Stock, representing an approximately 9% ownership and voting interest in Benihana. At June 30, 2012 and December 31, 2011, the estimated fair value of our investment in Benihana’s Common Stock was approximately $25.4 million and $16.2 million, respectively, based on the closing price of Benihana’s Common Stock on the NASDAQ on June 30, 2012 and December 31, 2011 of $16.03 per share and $10.23 per share, respectively.

During March 2012, a registration statement on Form S-3 was filed by Benihana and declared effective by the SEC, under which BFC may sell any and all of the shares of Benihana’s Common Stock that BFC owns. On July 13, 2012, BFC entered into a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 150,000 shares of Benihana’s Common Stock from time to time until January 28, 2013 at a minimum predetermined price per share. Sales commenced under the plan on July 30, 2012. The proceeds that BFC receives from sales of Benihana’s Common Stock will depend on the timing of the sale and the market price of Benihana’s Common Stock.

On May 22, 2012, Benihana entered into an Agreement and Plan of Merger with Safflower Holdings Corp. which provides for Safflower’s acquisition of Benihana for a purchase price of $16.30 per share of Benihana’s Common Stock. The proceeds that BFC receives in connection with the merger, if consummated, will depend on the number of shares of Benihana’s Common Stock that BFC owns at the effective time of the merger. Consummation of the merger is subject to certain closing conditions, including the approval of Benihana’s stockholders and regulatory clearance. Benihana has indicated that, assuming the satisfaction of all closing conditions, the merger is expected to close during August 2012.

6.	Loans Receivable

The loan disclosure below, as of June 30, 2012, includes loans in BBX Capital’s asset workout subsidiary and only those loans which were to be transferred to FAR or CAM in connection with the Transaction and excludes $1.8 billion of loans transferred to BB&T under the terms of the Agreement. The loans transferred to BB&T are included in assets held for sale as of June 30, 2012.

The loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Commercial non-real estate	$28,167	118,145
Commercial real estate:
Residential	60,894	104,593
Land	3,496	24,202
Owner occupied	8,100	86,809
Other	161,180	464,902
Small Business:
Real estate	19,963	184,919
Non-real estate	11,755	99,835
Consumer:
Consumer - home equity	19,958	545,908
Consumer other	30	10,704
Deposit overdrafts	—	1,971
Residential:
Residential-interest only	18,077	369,531
Residential-amortizing	31,065	558,026

Total gross loans	362,685	2,569,545

Adjustments:
Premiums, discounts and net deferred fees	262	2,578
Allowance for loan losses	(7,153)	(129,887)

Loans receivable - net	$355,794	2,442,236

Loans held for sale	$47,029	55,601

Loans held for sale - Loans held for sale as of June 30, 2012 consisted of $30.9 million of commercial real estate loans and $16.1 million of residential loans. Loans held for sale as of December 31, 2011 consisted of $35.8 million of commercial real estate loans and $19.8 million of residential loans. BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable and loans held for sale as of June 30, 2012 and December 31, 2011 was as follows (in thousands):

	June 30,	December 31,
Loan Class	2012	2011
Commercial non-real estate	$5,607	19,172
Commercial real estate:
Residential	63,381	71,719
Land	12,888	14,839
Owner occupied	3,140	4,168
Other	91,590	123,396
Small business:
Real estate	4,887	10,265
Non-real estate	1,380	1,751
Consumer	8,261	14,134
Residential:
Interest only	22,085	33,202
Amortizing	35,005	52,653

Total nonaccrual loans	$248,224	345,299

An age analysis of the past due recorded investment in loans receivable and loans held for sale as of June 30, 2012 and December 31, 2011 was as follows (in thousands):

June 30, 2012	31-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable
Commercial non-real estate	$2,500	1,093	1,381	4,974	23,193	28,167
Commercial real estate:
Residential	—	—	46,328	46,328	18,590	64,918
Land	—	—	12,888	12,888	—	12,888
Owner occupied	—	138	3,002	3,140	6,242	9,382
Other	—	—	42,149	42,149	135,085	177,234
Small business:
Real estate	893	—	4,127	5,020	15,092	20,112
Non-real estate	20	—	—	20	11,735	11,755
Consumer	719	1,134	8,261	10,114	10,003	20,117
Residential:
Residential-interest only	397	—	21,779	22,176	1,286	23,462
Residential-amortizing	1,358	779	32,292	34,429	7,512	41,941

Total	$5,887	3,144	172,207	181,238	228,738	409,976

December 31, 2011	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable(2)
Commercial non-real estate	$—	2,248	13,292	15,540	102,605	118,145
Commercial real estate:
Residential	—	—	44,633	44,633	64,134	108,767
Land	681	—	14,839	15,520	18,070	33,590
Owner occupied	2,008	—	4,031	6,039	82,102	88,141
Other	—	5,467	47,841	53,308	431,399	484,707
Small business:
Real estate	2,089	372	9,449	11,910	173,009	184,919
Non-real estate	—	462	76	538	99,187	99,725
Consumer	5,339	3,996	14,134	23,469	538,569	562,038
Residential:
Residential-interest only	2,656	3,488	32,317	38,461	343,958	382,419
Residential-amortizing	3,968	4,513	48,189	56,670	514,570	571,240

Total	$16,741	20,546	228,801	266,088	2,367,603	2,633,691

(1)	Includes an $80,000 commercial loan that was past due greater than 90 days and still accruing.

(2)	At December 31, 2011, total loans receivable excluded purchase accounting of $6.0 million in connection with BFC’s share acquisitions of BBX Capital in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

The activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,359	4,212	1,020	366	210	7,167
Charge-off :	—	(1,778)	(748)	(849)	(1,547)	(4,922)
Recoveries :	386	1,631	128	236	281	2,662
Provision :	(945)	318	—	—	—	(627)
Discontinued operations provision:	—	—	926	654	1,293	2,873
Transfer to assets held for sale:	—	—	—	—	—	—

Ending balance	$800	4,383	1,326	407	237	7,153

Ending balance individually evaluated for impairment	$237	1,265	790	—	—	2,292
Ending balance collectively evaluated for impairment	563	3,118	536	407	237	4,861

Total	$800	4,383	1,326	407	237	7,153

Loans receivable:
Ending balance individually evaluated for impairment	$7,361	194,168	957	7,907	40,331	250,724
Ending balance collectively evaluated for impairment	$20,806	39,502	30,761	12,081	8,811	111,961

Total	$28,167	233,670	31,718	19,988	49,142	362,685

Purchases of loans	$—	—	—	—	—	—

Proceeds from loan sales	$—	—	—	—	—	—

Transfer to loans held for sale	$—	—	—	—	—	—

The activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2011 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,708	79,142	10,125	27,511	27,565	155,051
Charge-offs:	(124)	(15,100)	(2,010)	(6,379)	(5,767)	(29,380)
Recoveries :	57	75	203	492	435	1,262
Provision :	376	3,937	—	—	—	4,313
Discontinued operations provision:	—	—	1,535	3,375	1,487	6,397

Ending balance	$11,017	68,054	9,853	24,999	23,720	137,643

Ending balance individually evaluated for impairment	$9,618	47,638	1,595	1,671	4,555	65,077
Ending balance collectively evaluated for impairment	1,399	20,416	8,258	23,328	19,165	72,566

Total	$11,017	68,054	9,853	24,999	23,720	137,643

Loans receivable: (1)
Ending balance individually evaluated for impairment	$34,569	285,325	10,370	24,576	57,740	412,580
Ending balance collectively evaluated for impairment	$90,261	466,287	282,388	568,561	982,126	2,389,623

Total	$124,830	751,612	292,758	593,137	1,039,866	2,802,203

Purchases of loans	$—	—	—	—	9,816	9,816

Proceeds from loan sales	$—	24,693	—	—	4,983	29,676

Transfer to loans held for sale	$—	28,444	—	—	—	28,444

(1)	Total loans receivable exclude purchase accounting adjustments of $7.6 million as of June 30, 2011, in connection with BFC’s acquisitions of shares of BBX Capital’s Class A Common Stock during 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

The activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,054	7,168	22,554	16,704	129,887
Charge-off :	(14,615)	(53,281)	(2,372)	(7,413)	(11,756)	(89,437)
Recoveries :	440	1,631	270	1,031	1,277	4,649
Provision :	465	(1,857)	—	—	—	(1,392)
Transfer to held for sale:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations Provision:	—	—	714	4,874	6,503	12,091

Ending balance	$800	4,383	1,326	407	237	7,153

Purchases of loans	$—	—	—	—	—	—

Proceeds from loan sales	$—	1,000	—		—	1,000

Transfer to held for sale	$—	16,140	—	—	—	16,140

The activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-off :	(588)	(26,152)	(4,621)	(14,193)	(13,778)	(59,332)
Recoveries :	848	793	513	900	566	3,620
Provision :	(29)	11,169	—	—	—	11,140
Transfer to held for sale:	—	(1,615)	—	—	(5,691)	(7,306)
Discontinued operations Provision:	—	—	2,447	6,249	18,686	27,382

Ending balance	$11,017	68,054	9,853	24,999	23,720	137,643

Purchases of loans	$—	—	—	—	13,680	13,680

Proceeds from loan sales	$—	27,793	—		12,601	40,394

Transfer to held for sale	$—	30,894	—	—	25,072	55,966

As part of the transition of the regulation of OTS savings associations to the OCC, the OCC provided guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including guidance surrounding specific valuation allowances on collateral dependent loans. Under OCC guidance where the appraised value of collateral on a collateral dependent loan is less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance is now generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and during the first quarter of 2012, BBX Capital charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell. This charge down consisted entirely of the charging off of existing specific valuation allowances. As a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce BBX Capital’s allowance for loan losses and recorded investment in the loans.

Impaired Loans - Loans are considered impaired when, based on current information and events, BBX Capital believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated as part of BBX Capital’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all substandard loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.

Impaired loans as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of June 30, 2012			As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial non-real estate	$1,174	1,174	237	17,792	17,792	15,408
Commercial real estate:
Residential	7,544	12,411	67	64,841	70,780	20,986
Land	—	—	—	5,451	5,451	1,765
Owner occupied	—	—	—	1,715	1,715	100
Other	35,307	50,429	1,198	130,771	149,742	29,731
Small business:
Real estate	—	—	—	6,499	6,499	85
Non-real estate	957	957	790	1,339	1,339	776
Consumer	—	—	—	15,951	17,502	1,454
Residential:
Residential-interest only	—	—	—	15,441	20,667	2,982
Residential-amortizing	—	—	—	20,554	24,545	3,960

Total with allowance recorded	$44,982	64,971	2,292	280,354	316,032	77,247

With no related allowance recorded:
Commercial non-real estate	$6,933	7,059	—	5,922	5,922	—
Commercial real estate:
Residential	56,297	122,432	—	26,735	71,759	—
Land	12,887	35,768	—	9,388	30,314	—
Owner occupied	4,549	6,523	—	3,882	4,872	—
Other	108,901	147,666	—	63,024	86,052	—
Small business:
Real estate	10,566	12,167	—	10,265	12,007	—
Non-real estate	744	868	—	792	1,107	—
Consumer	18,723	22,966	—	9,719	13,246	—
Residential:
Residential-interest only	22,085	38,244	—	17,761	28,042	—
Residential-amortizing	37,075	53,254	—	34,494	45,680	—

Total with no allowance recorded	$278,760	446,947	—	181,982	299,001	—

Commercial non-real estate	$8,107	8,233	237	23,714	23,714	15,408
Commercial real estate	225,485	375,229	1,265	305,807	420,685	52,582
Small business	12,267	13,992	790	18,895	20,952	861
Consumer	18,723	22,966	—	25,670	30,748	1,454
Residential	59,160	91,498	—	88,250	118,934	6,942

Total	$323,742	511,918	2,292	462,336	615,033	77,247

Average recorded investment and interest income recognized on impaired loans as of June 30, 2012 were (in thousands):

	For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial non-real estate	$1,187	—	1,183	—
Commercial real estate:
Residential	8,136	73	10,309	150
Land	—	—	—	—
Owner occupied	—	—	—	—
Other	35,361	251	35,447	503
Small business:
Real estate	—	—	—	—
Non-real estate	958	—	959	—
Consumer	—	—	—	—
Residential:
Residential-interest only	—	—	—	—
Residential-amortizing	—	—	—	—

Total with allowance recorded	$45,642	324	47,898	653

With no related allowance recorded:
Commercial non-real estate	$6,954	62	6,413	80
Commercial real estate:
Residential	59,357	139	68,429	365
Land	13,301	—	14,165	—
Owner occupied	5,618	22	5,671	36
Other	112,515	582	123,108	1,169
Small business:
Real estate	10,659	109	10,693	215
Non-real estate	752	10	760	22
Consumer	19,140	82	19,340	163
Residential:
Residential-interest only	22,812	—	21,128	—
Residential-amortizing	39,030	32	38,877	64

Total with no allowance recorded	$290,138	1,038	308,584	2,114

Commercial non-real estate	$8,141	62	7,596	80
Commercial real estate	234,288	1,067	257,129	2,223
Small business	12,369	119	12,412	237
Consumer	19,140	82	19,340	163
Residential	61,842	32	60,005	64

Total	$335,780	1,362	356,482	2,767

Average recorded investment and interest income recognized on impaired loans as of June 30, 2011 were (in thousands):

	For the Three Months Ended June 30, 2011		For the Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial non-real estate	$15,404	168	15,872	184
Commercial real estate:
Residential	91,127	841	87,995	1,251
Land	5,369	25	8,649	50
Owner occupied	3,028	—	2,583	—
Other	100,280	388	98,751	682
Small business:
Real estate	8,209	—	6,340	—
Non-real estate	1,941	—	1,887	—
Consumer	17,675	—	13,026	—
Residential:
Residential-interest only	14,413	—	20,210	—
Residential-amortizing	15,342	—	18,434	—

Total with allowance recorded	$272,788	1,422	273,747	2,167

With no related allowance recorded:
Commercial non-real estate	$11,746	2	8,329	8
Commercial real estate:
Residential	21,203	40	29,080	110
Land	16,638	—	15,771	—
Owner occupied	5,018	33	4,652	69
Other	80,084	536	80,513	778
Small business:
Real estate	9,334	122	11,465	252
Non-real estate	624	7	473	14
Consumer	9,668	111	14,122	222
Residential:
Residential-interest only	21,740	—	16,969	—
Residential-amortizing	32,948	32	30,520	60

Total with no allowance recorded	$209,003	883	211,894	1,513

Commercial non-real estate	$27,150	170	24,201	192
Commercial real estate	322,747	1,863	327,994	2,940
Small business	20,108	129	20,165	266
Consumer	27,343	111	27,148	222
Residential	84,443	32	86,133	60

Total	$481,791	2,305	485,641	3,680

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

BBX Capital monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of June 30, 2012 was $162.4 million of collateral dependent loans, of which $71.1 million were measured for impairment using current appraisals and $91.3 million were measured by adjusting appraisals greater than six months old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values with respect to seven loans which did not have current appraisals were adjusted down by an aggregate amount of $2.5 million to reflect the change in market conditions since the appraisal date.

BBX Capital had commitments to lend $0.2 million of additional funds on impaired loans as of June 30, 2012.

Credit Quality Information

Management of BBX Capital monitors delinquency trends, net charge-off levels of classified loans, impaired loans and general economic conditions nationwide and in Florida in an effort to assess loan credit quality. BBX Capital uses a risk grading matrix to monitor credit quality for commercial and small business loans. Risk grades are assigned to each commercial and small business loan upon origination. The loan officers monitor the risk grades and these risk grades are reviewed periodically by a third party consultant. BBX Capital assigns risk grades on a scale of 1 to 13. A general description of the risk grades is as follows:

Grades 1 to 7 – The loans in these risk grades are generally well protected by the current net worth and paying capacity of the borrower or guarantors or by the fair value, less cost to sell, of the underlying collateral.

Grades 8 to 9 – Not used.

Grade 10 – These loans are considered to have potential weaknesses that deserve management’s close attention. While these loans do not expose BBX Capital to immediate risk of loss, if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan.

Grade 11 – These loans are considered to be inadequately protected by the current sound net worth and paying capacity of the borrower or guarantors or by the collateral pledged, if any. Loans in this grade have well-defined weaknesses that jeopardize the liquidation of the loan and there is a distinct possibility that BBX Capital may sustain some credit loss if the weaknesses are not corrected.

Grade 12 – These loans are considered to have all the weaknesses of a Grade 11 with the added characteristic that the weaknesses make collection of BBX Capital’s investment in the loan highly questionable and improbable on the basis of currently known facts, conditions and fair values of the collateral.

Grade 13 – These loans, or portions thereof, are considered uncollectible and of such little value that continuance on BBX Capital’s books as an asset is not warranted. Such loans are generally charged down or completely charged off.

The following table presents risk grades for commercial and small business loans including loans held for sale as of June 30, 2012 (in thousands):

	Commercial Non Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-Real Estate
Grade:
Grades 1 to 7	$188	—	—	5,285	25,945	—	695
Grade 10	2,068	1,538	—	—	21,220	2,213	4,180
Grade 11	25,911	63,380	12,888	4,097	130,069	17,899	6,880

Total (1)	$28,167	64,918	12,888	9,382	177,234	20,112	11,755

The following table presents risk grades for commercial and small business loans including loans held for sale as of December 31, 2011 (in thousands):

	Commercial Non Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-Real Estate
Risk Grade:
Grades 1 to 7	$71,798	16,085	18,752	82,251	250,238	157,237	85,942
Grade 10	6,021	1,375	—	—	50,208	2,837	4,306
Grade 11	40,326	91,307	14,838	5,890	184,261	24,845	9,477

Total (1)	$118,145	108,767	33,590	88,141	484,707	184,919	99,725

(1)	There were no loans risk graded 12 or 13 as of June 30, 2012 or December 31, 2011.

BBX Capital monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of BBX Capital’s residential loans were as follows (in thousands):

	As of June 30, 2012 (1)		As of December 31, 2011 (1)
Loan-to-value ratios	Residential Interest Only	Residential Amortizing	Residential Interest Only	Residential Amortizing
Ratios not available (2)	$4,764	19,081	124,868	304,372
=<60%	413	3,532	20,314	68,817
60.1% - 70%	548	1,148	10,316	30,033
70.1% - 80%	254	1,791	24,784	32,271
80.1% - 90%	988	2,000	27,622	27,523
>90.1%	16,496	14,388	174,515	108,224

Total	$23,463	41,940	382,419	571,240

(1)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.
(2)	Ratios not available consisted of property not in the automated valuation database, and $10.0 million and $78.8 million as of June 30, 2012 and December 31, 2011, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

BBX Capital monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan–to-value ratios at origination. BBX Capital’s experience indicates that default rates are significantly lower with loans that have lower loan-to-value ratios at origination.

The loan-to-value ratios at loan origination of BBX Capital’s consumer loans secured by real estate were as follows (in thousands):

	Consumer Home Equity
Loan-to-value ratios	June 30, 2012	December 31, 2011
<70%	$16,931	334,050
70.1% - 80%	2,001	97,516
80.1% - 90%	1,026	62,674
90.1% -100%	—	40,327
>100%	—	11,341

Total	$19,958	545,908

BBX Capital monitors the credit quality of its consumer non-real estate loans based on loan delinquencies.

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

Troubled debt restructurings during the three months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	For the Three Months Ended
	June 30, 2012		June 30, 2011
	Number	Recorded Investment	Number	Recorded Investment
Troubled Debt Restructurings
Commercial non-real estate	—	$—	3	$2,211
Commercial real estate:
Residential	—	—	6	20,743
Land	—	—	—	—
Owner occupied	—	—	1	692
Other	—	—	4	39,880
Small business:
Real estate	—	—	—	—
Non-real estate	—	—	—	—
Consumer	1	47	3	410
Residential:
Residential-interest only	—	—	—	—
Residential-amortizing	—	—	4	294

Total Troubled Debt Restructured	1	$47	21	$64,230

Troubled debt restructurings during the six months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	For the Six Months Ended
	June 30, 2012		June 30, 2011
	Number	Recorded Investment	Number	Recorded Investment
Troubled Debt Restructurings
Commercial non-real estate	—	$—	3	$2,211
Commercial real estate:
Residential	—	—	6	20,743
Land	—	—	—	—
Owner occupied	—	—	1	692
Other	—	—	7	50,998
Small business:
Real estate	2	342	—	—
Non-real estate	—	—	—	—
Consumer	1	47	4	460
Residential:
Residential-interest only	—	—	1	547
Residential-amortizing	1	62	12	1,695

Total Troubled Debt Restructured	4	$451	34	$77,346

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and 2010 and experienced a payment default during the three months ended June 30, 2012 and 2011 (dollars in thousands).

	For the Three Months Ended
	June 30, 2012		June 30, 2011
	Number	Recorded Investment	Number	Recorded Investment
Troubled Debt Restructurings which have subsequently defaulted:
Commercial non-real estate	—	$—	—	$—
Commercial real estate:
Residential	—	—	2	6,869
Land	—	—	—	—
Owner occupied	—	—	2	613
Other	—	—	1	6,102
Small business:
Real estate	—	—	1	156
Non-real estate	—	—	—	—
Consumer	—	—	8	757
Residential:
Residential-interest only	—	—	1	547
Residential-amortizing	2	177	5	1,071

Total Troubled Debt Restructured	2	$177	20	$16,115

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and 2010 and experienced a payment default during the six months ended June 30, 2012 and 2011 (dollars in thousands).

	For the Six Months Ended
	June 30, 2012		June 30, 2011
	Number	Recorded Investment	Number	Recorded Investment
Troubled Debt Restructurings which have subsequently defaulted:
Commercial non-real estate	—	$—	—	$—
Commercial real estate:
Residential	—	—	2	6,869
Land	—	—	1	3,458
Owner occupied	—	—	3	1,473
Other	—	—	1	6,102
Small business:
Real estate	—	—	1	156
Non-real estate	—	—	—	—
Consumer	—	—	9	777
Residential:
Residential-interest only	—	—	1	547
Residential-amortizing	2	177	5	1,071

Total Troubled Debt Restructured	2	$177	23	$20,453

7.	Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable (in thousands):

	June 30,	December 31,
	2012	2011
Notes receivable, gross	$585,649	619,599
Purchase accounting adjustments	(21,031)	(28,503)

Notes receivable, net of purchase accounting adjustments	564,618	591,096
Allowance for loan losses	(67,743)	(73,260)

Notes receivable, net	$496,875	517,836

As previously disclosed, included in the table above are notes acquired through our November 2009 acquisition of approximately 7.4 million shares of Bluegreen Common Stock giving us a controlling interest in Bluegreen. In accordance with applicable accounting guidance “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company has elected to recognize interest income on these notes receivable using the expected cash flows method. The Company treated expected prepayments consistently in determining its cash flows expected to be collected, such that the non-accretable difference is not affected and the difference between actual prepayments and expected prepayments shall not affect the non-accretable difference. The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%. As of June 30, 2012 and December 31, 2011, the outstanding contractual unpaid principal balance of the acquired notes was $172.1 million and $196.3 million, respectively. As of June 30, 2012 and December 31, 2011, the carrying amount of the acquired notes was $151.1 million and $167.8 million, respectively.

The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at June 30, 2012 and December 31, 2011. The following is a reconciliation of accretable yield as of June 30, 2012 and December 31, 2011 (in thousands):

Accretable Yield	June 30,	December 31,
	2012	2011
Balance, beginning of period	$74,526	85,906
Accretion	(11,621)	(25,237)
Reclassification (to) from nonaccretable yield	843	13,857

Balance, end of period	$63,748	74,526

All of Bluegreen’s vacation ownership interests (“VOIs”) notes receivable bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.4% and 15.3% at June 30, 2012 and December 31, 2011, respectively. The majority of Bluegreen’s notes receivable secured by home sites bear interest at variable rates. The weighted-average interest rate charged on notes receivable secured by home sites was 7.8% for each of the period ended June 30, 2012 and December 31, 2011.

Bluegreen’s VOI notes receivable are generally secured by properties located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivables are secured by home sites in Georgia, Texas, and Virginia.

Notes receivable excluding the acquired notes as described above, are carried at amortized cost less an allowance for bad debts. Interest income is suspended, and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. Bluegreen’s notes receivable are generally written off as uncollectible when they have become approximately 120 days past due. As of June 30, 2012 and December 31, 2011, $17.6 million and $20.9 million, respectively, of the VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.

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

The table below sets forth the activity in the allowance for loan losses (including homesite notes receivable) as follows (in thousands):

Balance at December 31, 2011	$73,260
Provision for loan losses (1)	11,783
Write-offs of uncollectible receivables	(17,300)

Balance at June 30, 2012	$67,743

(1)

Includes charges totaling $2.2 million to increase the allowance for uncollectible VOI notes receivable in connection with loans generated prior to December 15, 2008, the date on which Bluegreen implemented FICO® score-based credit standards.

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Current	$551,569	$576,063
31-60 days	6,240	9,038
61-90 days	4,746	7,836
Over 91 days	17,604	20,861
Purchase accounting adjustments	(21,031)	(28,503)

Notes receivable net of purchase accounting adjustments	559,128	585,295
Allowance for loan losses	(67,743)	(73,260)

Total	$491,385	$512,035

8.	Variable Interest Entities – Bluegreen

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

With each securitization, Bluegreen generally retains a portion of the securities. Under these arrangements, the cash payment received from the obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent that portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rate or loan loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June 30, 2012, Bluegreen was in compliance with all applicable terms and no trigger events had occurred.

In accordance with applicable guidance for the consolidation of variable interest entities, Bluegreen analyzes its variable interests, which may consist of loans, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a variable interest entity. Bluegreen’s analysis includes both quantitative and qualitative reviews. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and it bases its qualitative analysis on the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. Bluegreen also uses qualitative analysis to determine if it must consolidate a variable interest entity as the primary beneficiary. In accordance with applicable accounting guidance currently in effect, Bluegreen has determined these securitization entities to be VIEs and consolidate the entities into its financial statements as it is the primary beneficiary of the entities.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute, a limited amount of defaulted mortgage notes for new notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Voluntary repurchases and substitutions by Bluegreen of defaulted notes during the six months ended June 30, 2012 and 2011 were $8.2 million and $14.5 million, respectively.

Below is the information related to the assets and liabilities of the VIEs included on the consolidated statements of financial condition (in thousands):

	June 30,	December 31,
	2012	2011
Restricted cash	$39,823	38,913
Securitized notes receivable, net	353,631	375,904
Receivable backed notes payable	352,457	385,140

The restricted cash and the securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

9.	Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011

Completed VOI units	$209,127	218,281
Construction-in-progress	432	1,609
Real estate held for future development	83,930	82,953
Land and facilities held for sale	2,869	4,418

Subtotal	296,358	307,261
Purchase accounting adjustment	(85,841)	(93,936)

Total	$210,517	213,325

Bluegreen reviews real estate held for future resort development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. No impairment charges were recorded with respect to Bluegreen Resorts’ inventory during the six months ended June 30, 2012 or 2011.

Interest capitalized to VOI inventory during the three and six months ended June 30, 2012 and 2011 was insignificant. The interest expense reflected in our financial statements is net of capitalized interest.

10.	Debt

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth the balances of Bluegreen’s lines-of-credit and notes payable facilities and BankAtlantic’s subordinated debentures (dollars in thousands):

	As of
	June 30, 2012			December 31, 2011
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets
Bluegreen:
RFA AD&C Facility	$14,808	10.00%	62,359	21,619	4.80%	70,640
H4BG Communities Facility	—	—	—	23,889	8.00%	21,373
Wells Fargo Term Loan	—	—	—	19,858	7.17%	98,034
Foundation Capital	9,474	8.00%	13,985	12,860	8.00%	15,437
Textron AD&C Facility	2,945	4.75%	9,508	3,866	4.75%	9,653
Fifth Third Bank Note Payable	2,814	3.25%	4,438	2,909	3.30%	4,518
Other	2,495	5.00 – 6.00%	4,305	1,816	5.00 – 6.88%	1,705

	32,536		94,595	86,817		221,360

Less purchase accounting adjustment	(252)		—	(284)		—

Total Real Estate and Other	$32,284		94,595	86,533		221,360

Bank Atlantic:
Subordinated debentures	$—		—	22,000	LIBOR+3.45%	—

Total Financial Services	—		—	22,000		—

Total notes payable	$32,284		94,595	108,533		221,360

Significant changes related to Bluegreen’s lines-of-credit and notes payable during the six months ended June 30, 2012 include:

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of Bluegreen’s resorts and currently has one outstanding project loan, which is primarily collateralized by the Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). On March 30, 2012, the Club 36 Loan was amended to extend the maturity date from June 30, 2012 to December 31, 2012 and granted Bluegreen the option, subject to certain provisions and the payment of certain additional fees, to further extend the maturity of up approximately $9.1 million until June 30, 2013. The amendment also increased the interest rate under the Club 36 Loan from LIBOR plus 4.5% to a fixed rate of 10%.

During the six months ended June 30, 2012, Bluegreen repaid $6.8 million of the outstanding balance under this facility.

H4BG Communities Facility. The H4BG Communities Facility was secured by the real property homesites (and personal property related thereto) and golf courses at several Bluegreen Communities projects. In connection with the sale of Bluegreen Communities to Southstar on May 4, 2012, the entire then outstanding amount of the H4BG facility was repaid along with a $2.0 million deferred fee.

Wells Fargo Term Loan. In February 2012, the facility was amended to extend the maturity date to June 30, 2012, and to require four $4.5 million minimum installments to be paid monthly starting March 2012. In May 2012, Bluegreen repaid the entire outstanding balance under this facility.

Foundation Capital. During the six months ended June 30, 2012, Bluegreen repaid $3.4 million of the outstanding balance under this facility.

Receivable-Backed Notes Payable

The table below sets forth the balances of Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of
	June 30, 2012			December 31, 2011
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$42,530	6.50%	53,608	49,742	6.50%	60,708
2011 Liberty Bank Facility	9,598	6.50%	11,905	10,858	6.50%	13,367
GE Bluegreen/Big Cedar
Receivables Facility	11,438	2.00%	21,989	15,551	2.05%	24,512
Legacy Securitization (1)	14,339	12.00%	22,529	17,623	12.00%	25,899
NBA Receivables Facility	13,457	6.75%	20,162	16,758	6.75%	23,064
CapitalSource Facility	9,157	6.50%	12,117	—	—	—

RFA Receivables Facility	—	—	—	1,281	4.30%	2,866

Total before discount	100,519		142,310	111,813		150,416
Less unamortized discount on
Legacy Securitization	(1,460)		—	(1,797)		—

Total	99,059		142,310	110,016		150,416

Less purchase accounting adjustment	(742)		—	(1,232)		—

	$98,317		142,310	108,784		150,416

Non-recourse receivable-backed notes payable:

BB&T Purchase Facility	$39,400	4.75%	57,771	28,810	4.75%	42,075
GE 2004 Facility (2)	7,265	7.16%	8,302	8,144	7.16%	9,301
2004 Term Securitization (2)	7,989	5.27%	8,132	11,307	5.27%	11,693
2005 Term Securitization (2)	32,489	5.98%	36,114	39,591	5.98%	44,277
GE 2006 Facility (2)	37,323	7.35%	42,201	41,275	7.35%	47,015
2006 Term Securitization (2)	34,444	6.16%	37,919	40,194	6.16%	44,128

2007 Term Securitization (2)	68,044	7.32%	77,701	78,062	7.32%	89,502

2008 Term Securitization (2)	26,131	7.88%	30,159	30,148	7.88%	34,699

2010 Term Securitization	74,783	5.54%	91,204	84,275	5.54%	102,014
Quorum Purchase Facility	11,710	6.50-8.00%	14,096	7,508	8.00%	9,175

Total	$339,578		403,599	369,314		433,879

Total receivable-backed debt	$437,895		545,909	478,098		584,295

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.
(2)	These receivable-backed notes payable are included in the Other Receivable-Backed Notes Payable section below.

Significant changes related to our receivable-backed notes payable facilities during the six months ended June 30, 2012 include:

2008 Liberty Bank Facility. The advance period under the 2008 Liberty Bank Facility expired pursuant to the terms of the facility. All outstanding borrowings are scheduled to mature no later than August 27, 2014. During the six months ended June 30, 2012, Bluegreen repaid $7.2 million on the facility.

2011 Liberty Bank Facility. The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions Bluegreen believes to be customary for transactions of this type. Availability under the 2011 Liberty

Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($31.2 million as of June 30, 2012), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of June 30, 2012). During the six months ended June 30, 2012, Bluegreen received cash proceeds of $0.4 million in order to adjust its outstanding balance to be consistent with previously pledged collateral. Bluegreen also repaid $1.7 million on the facility during the period.

NBA Receivables Facility. Bluegreen/Big Cedar Joint Venture has an outstanding timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with the facility. The advance period under the facility has expired and $8.5 million of the amount outstanding as of June 30, 2012 matures on September 30, 2017, and $5.0 million matures on October 31, 2018. During the six months ended June 30, 2012, Bluegreen repaid $3.3 million on the facility.

BB&T Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”) which allows for maximum outstanding borrowings of $50.0 million and has a revolving advance period through December 17, 2012. During the six months ended June 30, 2012, Bluegreen pledged $20.0 million of VOI notes receivble to this facility and received cash proceeds of $13.5 million. Bluegreen repaid $2.9 million on the facility.

Quorum Purchase Facility. On March 1, 2012, Bluegreen amended and expanded an existing timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the amended facility and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31 2013 eligible timeshare receivables from Bluegreen or certain of its subsidiaries in an amount of up to an aggregate $25.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate and a program fee rate of 6.5% per annum with respect to any future advances and $5.1 million of the outstanding balance at June 30, 2012 ($6.6 million of the outstanding balance at June 30, 2012 bears interest at a fixed rate of 8.0%). Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to the performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payments of fees, interest and principal under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

During the six months ended June 30, 2012, Bluegreen pledged $6.4 million of VOI notes receivable to this facility and received cash proceeds of $5.3 million. Bluegreen also repaid $1.1 million on the facility.

CapitalSource Facility. Bluegreen has a $30.0 million revolving timeshare receivables hypothecation facility (“the CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. During the six months ended June 30, 2012, Bluegreen pledged $13.2 million of VOI notes receivable to this facility and received cash proceeds of $10.6 million. Bluegreen also repaid $1.4 million on the facility during the period.

Other Receivable-Backed Notes Payable. In addition to the above described facilities, during the six months ended June 30, 2012, Bluegreen repaid $53.3 million of its other receivable-backed notes payable.

11.	Shares Subject to Mandatory Redemption

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of the 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,015 per share for the twelve month period ending April 29, 2013 to $1,000 per share for the twelve month period ending April 29, 2016. The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and currently also upon the written non-objection from the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. The Company determined not to seek the Federal Reserve’s written non-objection to the dividend payment for fourth quarter of 2011 or the first or second quarters of 2012 and, therefore, has not yet made such dividend payments. Unpaid dividends on the 5% Cumulative Preferred Stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. BFC has requested deregistration as a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012. If such request is approved, then upon deregistration, dividend payments by BFC, including with respect to the 5% Cumulative Preferred Stock, will no longer require the prior written non-objection of the Federal Reserve. The unpaid dividend payments, which totaled approximately $563,000 as of June 30, 2012, are included in shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of June 30, 2012.

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

Based on an analysis of the 5% Cumulative Preferred Stock after giving effect to the First Amendment, the Company previously determined that the 5% Cumulative Preferred Stock met the requirements to be re-classified outside of permanent equity and into the mezzanine category at its fair value at the effective date of the First Amendment of approximately $11.0 million. The remaining amount of approximately $4.0 million is recorded in additional paid in capital in the Company’s consolidated statements of financial condition. The fair value of the 5% Cumulative Preferred Stock was calculated using an income approach by discounting estimated cash flows at a market discount rate.

On April 4, 2012, the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock were further amended (the “Second Amendment”). Pursuant to the Second Amendment, to the extent the shares are not earlier redeemed pursuant to the optional redemption right described above, the Company will be required to redeem 5,000 shares of the 5% Cumulative Preferred Stock during each of the years ending December 31, 2016, 2017 and 2018 for an aggregate annual redemption price of $5.0 million, or $1,000 per share.The Second Amendment also provides that, in the event that the Company defaults on its dividend or mandatory redemption obligations, then the holders of the 5% Cumulative Preferred Stock will be entitled to receive from the Company shares of common stock of Bluegreen owned by the Company having, in the aggregate, a fair market value equal to the amount of the dividend or redemption payment, as the case may be, to the extent not timely paid; provided that the maximum number of shares of Bluegreen’s common stock which the holders of the 5% Cumulative Preferred Stock will be entitled to receive as a result of one or more defaults with respect to the Company’s mandatory redemption obligation will be 5,000,000 shares (subject to adjustment in the case of a stock split or other applicable share combination or division affecting Bluegreen’s common stock). In consideration therefor, the Second Amendment eliminated the Benihana Stock Provisions.

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million. The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings. The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the current estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at June 30, 2012. The balance of the amount relating to shares subject to mandatory redemption as of June 30, 2012 also includes accrued dividends of $0.4 million plus accretion of $0.3 million for the three months ended June 30, 2012.

12.	Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011

BBX Capital	$(20,544)	(7,906)
Bluegreen	50,256	39,489
Joint ventures	30,532	31,693

Total noncontrolling interests	$60,244	63,276

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Noncontrolling interest - Continuing Operations:
BBX Capital	$(3,930)	(7,179)	(10,083)	(15,117)
Bluegreen	7,555	4,939	11,062	6,637
Joint ventures	2,562	2,123	6,190	3,685

	$6,187	(117)	7,169	(4,795)

Noncontrolling interest - Discontinued Operations:
BBX Capital	$(1,849)	19,898	(2,333)	15,142
Bluegreen	(641)	(15,826)	(780)	(16,107)

	$2,490	4,072	(3,113)	(965)

Net income (loss) attributable to noncontrolling interests	$3,697	3,955	4,056	(5,760)

13.	Segment Reporting

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

The information provided for segment reporting is based on internal reports utilized by management of the Company and its subsidiaries. The presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as standalone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments’ operating results would, in management's view, likely not be impacted.

The Company’s business activities currently consist of (i) Real Estate and Other business activities and (ii) Financial Services. We currently report the results of our business activities through five segments. Three of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts. Our other two segments —BankAtlantic’s commercial lending reporting unit (“CLRU”) and BBX Capital Parent Company — relate to our Financial Services business activities and represent BBX Capital’s continuing operations. Discontinued operations include the results of Bluegreen Communities (which previously was a separate reporting segment) and BankAtlantic’s community banking, investment, capital services and tax certificate reporting units (which were previously part of the BankAtlantic reporting segment) and Cypress Creek Holdings (which was previously part of the Real Estate Operations reporting segment). See Note 3 for additional information regarding discontinued operations.

The Company evaluates segment performance based on its segment net income (loss).

The following summarizes the aggregation of the Company's operating segments into reportable segments:

BFC Activities

The BFC Activities segment consists of BFC operations, our investment in Benihana, and other operations of Woodbridge described below. BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations, which provides human resources, risk management, investor relations and executive office administration services to BBX Capital and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”). Woodbridge’s other operations include the activities of Snapper Creek Equity Management, LLC and certain other investments.

Woodbridge had an equity interest in Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant operator and franchisor engaged in the quick service and organic food industries. The investment included all of the outstanding shares of Pizza Fusion’s Series B Convertible Preferred Stock, which was entitled to special voting rights, including the right, to the extent Woodbridge chose to do so, to elect a majority of Pizza Fusion’s board of directors. During December 2011, Pizza Fusion effected a stock reclassification pursuant to which each share of Pizza Fusion’s Series A and Series B Convertible Preferred Stock automatically converted into one share of Pizza Fusion’s common stock. As a result, Woodbridge is no longer deemed to have a controlling interest in Pizza Fusion and, under the applicable accounting guidance for business combinations, the financial statements of Pizza Fusion were deconsolidated as of December 31, 2011. In connection with such deconsolidation, the Company recognized a $615,000 loss on investment in subsidiary during December 2011. Prior to that time, Pizza Fusion was determined to be a VIE under applicable accounting guidance, and the operating results of Pizza Fusion were consolidated into BFC.

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

CLRU

CLRU’s activities consist of managing a commercial loan portfolio, which include construction, residential development, land acquisition and commercial business loans. The activities during the three and six months ended June 30, 2012 and 2011 consisted of, but were not limited to, renewing, modifying, increasing, extending, refinancing and making protective advances on commercial loans, as well as the servicing of commercial loans.

BBX Capital Parent Company

The BBX Capital Parent Company activities include the managing of non-performing loans and related real estate owned acquired from BankAtlantic.

The tables below set forth the Company’s segment information as of and for the three months ended June 30, 2012 and 2011 (in thousands):

2012	BFC Activities	Real Estate Operations	Bluegreen Resorts	CLRU	BBX Capital Parent Company	Unallocated Amounts and Eliminations	Segment Total
Revenues
Sales of VOIs	$—	—	52,215	—	—	—	52,215
Fee-based sales commission and other revenues	—	—	25,703	—	—	—	25,703
Other fee-based services revenues	—	—	18,875	—	—	—	18,875
Interest income	—	—	—	7,242	45	20,913	28,200
Financial Services - non-interest income	—	—	—	—	287	(275)	12

Total revenues	—	—	96,793	7,242	332	20,638	125,005

Costs and Expenses
Cost of VOI’s sold	—	—	6,308	—	—	—	6,308
Cost of other resorts operations	—	—	11,951	—	—	—	11,951
Interest expense	1,257	—	—	—	4,126	11,285	16,668
Recovery from loan losses	—	—	—	(625)	(2)	—	(627)
Selling, general and administrative expenses	5,482	40	46,032	—	—	12,055	63,609
Other expenses	—	—	—	9,555	2,999	(523)	12,031

Total costs and expenses	6,739	40	64,291	8,930	7,123	22,817	109,940

Gain on extinguishment of debt	—	28,725	—	—	—	1,150	29,875
Equity in earnings from unconsolidated affiliates	—	—	—	—	119	35	154
Other income	976	—	—	—	—	(557)	419

(Loss) income from continuing operations before income taxes	(5,763)	28,685	32,502	(1,688)	(6,672)	(1,551)	45,513
Less: Provision for income taxes	—	—	—	—	—	10,813	10,813

(Loss) income from continuing operations	$(5,763)	28,685	32,502	(1,688)	(6,672)	(12,364)	34,700

Loss from discontinued operations							(5,324)

Net income							29,376

Less: Net income attributable to noncontrolling interests							3,697

Net income attributable to BFC							$25,679

Total assets	$48,263	51	750,021	653,838	307,520	3,107,247	4,866,940

2011	BFC Activities	Real Estate Operations	Bluegreen Resorts	CLRU	BBX Capital Parent Company	Unallocated Amounts and Eliminations	Segment Total
Revenues:
Sales of VOI’s	$—	—	45,344	—	—	—	45,344
Fee-based sales commission and other revenue	299	—	18,308	—	—	—	18,607
Other fee-based services revenue	—	—	17,287	—	—	—	17,287
Interest income	—	—	—	11,109	60	21,972	33,141
Financial Services - non-interest income	—	—	—	12	(1,183)	(313)	(1,484)

Total revenues	299	—	80,939	11,121	(1,123)	21,659	112,895

Costs and Expenses:
Cost of VOI’s sold	—	—	6,703	—	—	—	6,703
Cost of other resorts operations	—	—	12,156	—	—	—	12,156
Interest expense	1,511	675	—	—	3,856	14,221	20,263
Provision for loan losses	—	—	—	3,799	514	—	4,313
Selling, general and administrative expenses	5,212	98	39,667	—	—	9,474	54,451
Other expenses	—	—	—	17,460	2,507	449	20,416

Total costs and expenses	6,723	773	58,526	21,259	6,877	24,144	118,302

Equity in earnings from unconsolidated affiliates	8	—	—	—	432	35	475
Other income	1,481	—	—	—	—	(1,078)	403

(Loss) income from continuing operations before income taxes	(4,935)	(773)	22,413	(10,138)	(7,568)	(3,528)	(4,529)
Less: (Benefit) provision for income taxes	(52)	—	—	—	—	6,572	6,520

(Loss) income from continuing operations	$(4,883)	(773)	22,413	(10,138)	(7,568)	(10,100)	(11,049)

Income from discontinued operations							8,066

Net loss							(2,983)
Less: Net income attributable to noncontrolling interests							3,955

Net loss attributable to BFC							$(6,938)

Total assets	$71,314	25,286	825,268	745,175	356,709	3,002,412	5,026,164

The tables below set forth the Company’s segment information as of and for the six months ended June 30, 2012 and 2011 (in thousands):

2012	BFC Activities	Real Estate Operations	Bluegreen Resorts	CLRU	BBX Capital Parent Company	Unallocated Amounts and Eliminations	Segment Total
Revenues:
Sales of VOIs	$—	—	95,812	—	—	—	95,812
Fee-based sales commission and other revenues	—	—	38,481	—	—	—	38,481
Other fee-based services revenues	—	—	37,690	—	—	—	37,690
Interest income	—	—	—	15,401	221	42,077	57,699
Financial Services - non-interest income	—	—	—	70	626	(597)	99

Total revenues	—	—	171,983	15,471	847	41,480	229,781

Costs and Expenses:
Cost VOI’s sold	—	—	10,670	—	—	—	10,670
Cost of other resorts operations	—	—	24,937	—	—	—	24,937
Interest expense	2,223	—	—	—	8,293	23,062	33,578
Recovery from loan losses	—	—	—	(1,386)	(6)	—	(1,392)
Selling, general and administrative expenses	8,865	71	83,001	—	—	25,881	117,818
Other expenses	—	—	—	22,487	8,700	(1,234)	29,953

Total costs and expenses	11,088	71	118,608	21,101	16,987	47,709	215,564

Gain on extinguishment of debt	—	28,725	—	—	—	1,150	29,875
Equity in earnings from unconsolidated affiliates	4	—	—	—	239	69	312
Other income	1,955	—	—	—	—	(950)	1,005

(Loss) income from continuing operations before income taxes	(9,129)	28,654	53,375	(5,630)	(15,901)	(5,960)	45,409
Less: Provision for income taxes	—	—	—	1	—	16,013	16,014

(Loss) income from continuing operations	$(9,129)	28,654	53,375	(5,631)	(15,901)	(21,973)	29,395

Loss from discontinued operations							(2,380)

Net income							27,015
Less: Net income attributable to noncontrolling interests							4,056

Net income attributable to BFC							$22,959

2011	BFC Activities	Real Estate Operations	Bluegreen Resorts	CLRU	BBX Capital Parent Company	Unallocated Amounts and Eliminations	Segment Total
Revenues:

Sales of VOI’s	$—	—	81,678	—	—	—	81,678
Fee-based sales commission and other revenue	570		29,072	—	—	—	29,642
Other fee-based services revenue	—	—	34,487	—	—	—	34,487
Interest income	—	—	—	22,862	143	44,407	67,412
Financial Services - non-interest income	—	—	—	13	(974)	(609)	(1,570)

Total revenues	570	—	145,237	22,875	(831)	43,798	211,649

Costs and Expenses:
Cost of VOI’s sold	—	—	13,928	—	—	—	13,928
Cost of other resorts operations	—	—	25,237	—	—	—	25,237
Interest expense	2,872	1,916	—	—	7,638	29,356	41,782
Provision for loan losses	—	—	—	10,646	494	—	11,140
Selling, general and administrative expenses	10,588	316	72,286	—	—	20,550	103,740
Other expenses	—	—	—	30,046	5,939	(464)	35,521

Total costs and expenses	13,460	2,232	111,451	40,692	14,071	49,442	231,348

Gain on settlement of investment in subsidiary	—	11,305	—	—	—	—	11,305
Equity in earnings from unconsolidated affiliates	1,369	—	—	—	813	70	2,252
Other income	2,799	—	—	—	—	(1,822)	977

(Loss) income from continuing operations before income taxes	(8,722)	9,073	33,786	(17,817)	(14,089)	(7,396)	(5,165)
Less: (Benefit) provision for income taxes	(196)	—	—	1	—	8,860	8,665

(Loss) income from continuing operations	$(8,526)	9,073	33,786	(17,818)	(14,089)	(16,256)	(13,830)

Loss from discontinued operations							(1,479)

Net loss							(15,309)
Less: Net loss attributable to noncontrolling interests							(5,760)

Net loss attributable to BFC							$(9,549)

14.	Commitments and Contingencies

BFC and its Wholly Owned Subsidiaries

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee is $2.0 million (which is shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to another unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts recorded on our financial statements at June 30, 2012 or December 31, 2011 relating to the guarantee or otherwise in respect of the partnership.

A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with the lender with respect to the loan secured by the properties, pursuant to which the limited liability company conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million which is included in equity in earnings from unconsolidated affiliates in the Company’s consolidated statements of operations for the six months ended June 30, 2011.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At June 30, 2012 and December 31, 2011, the carrying amount of this investment was approximately $287,000 and $283,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

Based on current accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we are not deemed the primary beneficiaries of the above-described entities related to BFC/CCC investments as we do not have the power to direct the activities that can significantly impact the performance of these entities. Accordingly, these entities are not consolidated into our financial statements.

On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). Pursuant to the settlement agreement entered into during June 2008, as subsequently amended (the “Settlement Agreement”), Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”)) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by the Debtors and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. As of December 31, 2011, we had placed into escrow approximately $11.7 million which represented the portion of the tax refund that was likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. During the quarter ended June 30, 2012, the $11.7 million was paid to the Debtors’ Estate. Woodbridge is also required to pay to the Debtors’ Estate a settlement holdback amount of approximately $485,000 plus interest by no later than August 30, 2012, and BFC has guaranteed Woodbridge’s timely payment of the settlement holdback amount. The settlement holdback amount is recorded as a liability in the consolidated statement of financial condition. Upon payment of the settlement holdback amount, all of Woodbridge’s obligations under the Settlement Agreement will be satisfied.

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BFC has accrued $7.5 million and $4.6 million as of June 30, 2012 and December 31, 2011, respectively, for pending legal proceedings, all of which relates to the Woodbridge appraisal rights litigation described below. BFC believes that it has meritorious defenses in the pending legal actions and that reasonably possible losses arising from these pending legal matters, in excess of the amounts currently accrued, if any, will not have a material impact on BFC’s financial statements.

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida.

Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve BFC’s merger with WHC and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Under Florida law, Woodbridge thereafter commenced the appraisal rights action. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders. On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders. As a result, the $4.6 million liability was increased (with a corresponding reduction to additional paid in capital of $2.8 million) to approximately $7.5 million as of June 30, 2012 to account for the per share value awarded, however, any award for legal and other costs that may be paid could not be reasonably estimated. Woodbridge has appealed the courts’ ruling with respect to its fair value determination and the award of legal fees and costs to the dissenting shareholders. The outcome of the appeal is uncertain.

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

Litigation Regarding the Proposed BFC/Bluegreen Merger

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to the proposed merger between BFC and Bluegreen were filed against Bluegreen, the members of Bluegreen’s board of directors, BFC and BFC’s wholly owned subsidiary formed for purposes of effecting the merger. As described below, four of these lawsuits have been consolidated into a single action in Florida. The other three lawsuits, which were filed in Massachusetts, have been stayed. The lawsuits seek to enjoin the merger or, if it is completed, to recover relief as determined by the applicable presiding court to be appropriate. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits have been consolidated into an action styled In Re Bluegreen Corporation Shareholder Litigation. On April 9, 2012, the plaintiffs filed a consolidated amended class action complaint which alleges that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. In the complaint, the plaintiffs also allege that BFC breached its fiduciary duties to Bluegreen’s minority shareholders and that BFC’s merger subsidiary aided and abetted the alleged breaches of fiduciary duties by Bluegreen’s directors and BFC. In addition, the complaint includes allegations relating to claimed violations of Massachusetts law. The complaint seeks declaratory and injunctive relief, along with damages and attorneys’ fees and costs.

The three Massachusetts lawsuits were filed in the Superior Court for Suffolk County in the Commonwealth of Massachusetts and make substantially the same allegations and claims as in the Florida cases. These three lawsuits are styled as follows: Gaetano Bellavista Caltagirone, on behalf of himself and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on November 16, 2011); Alan W. Weber and J.B. Capital Partners L.P., on behalf of themselves and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on November 29, 2011); and Barry Fieldman, as Trustee for the Barry & Amy Fieldman Family Trust, on behalf of themselves and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on December 6, 2011). The Massachusetts court has stayed all three actions through January 2013 in favor of the consolidated action proceeding in Florida.

BFC and Bluegreen believe that these lawsuits are without merit and intend to defend against them vigorously.

Bluegreen

In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing or financing of VOIs or other resort operations. Bluegreen is also subject to certain matters relating to Bluegreen Communities’ business, the assets of which Bluegreen sold to Southstar on May 4, 2012. Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise. Unless otherwise described below, Bluegreen believes that these claims are routine litigation incidental to its business.

Reserves are accrued for matters in which Bluegreen believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of June 30, 2012, Bluegreen had accrued $3.0 million for matters which it believes meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Bluegreen’s management is not at this time able to estimate a range of reasonably possible losses with respect to these matters in which it is reasonably possible that a loss will occur. In certain matters, Bluegreen is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs’ have not quantified or factually supported the claim.

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

Inquiry into Consumer Matters by the Office of the Florida Attorney General

The Office of the Attorney General for the State of Florida (the “AGSF”) advised Bluegreen that it has accumulated a number of consumer complaints since 2004 related to timeshare sales and marketing, and requested that Bluegreen propose a resolution on a collective basis of any outstanding complaints. The AGSF also requested that Bluegreen enter into a written agreement. Bluegreen has determined that many of the identified complaints were previously addressed and/or resolved. On May 24, 2012, the parties entered into a written agreement establishing a process for determining consumer eligibility for relief (including, where applicable, monetary restitution) and providing a timeframe through August 24, 2012 to resolve identified customer complaints. Bluegreen is fulfilling its obligations and responsibilities under the terms of the written agreement and does not believe this matter will have a material effect on its results of operations, financial condition or on its sales and marketing activities in Florida.

The matters described below relate to Bluegreen Communities’ business. As described above and further in Note 3, Bluegreen sold substantially all of the assets which comprised Bluegreen Communities to Southstar on May 4, 2012. However, Southstar did not assume the liabilities related to the matters described below in connection with the transaction, and Bluegreen therefore remains responsible for these matters and any liabilities resulting from them.

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, was the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling.

Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. During the mediation held in June 2012, Southwest and the named plaintiffs (Lesley) reached agreement to settle their disputes with Southwest agreeing to pay Lesley $200,000 for dismissal of their claims. Similarly, during the same mediation Southwest settled with seven of the lot owners claiming diminution of lot values for $5,000 collectively. However, settlement was not reached with the other landowners possessing reserved mineral rights, nor with the majority of lot owners who filed the cross-claim against Southwest. Southwest intends to vigorously defend itself with respect to the pending matter.

See also the description of the litigation relating to the proposed merger between BFC and Bluegreen described above.

BBX Capital

BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of June 30, 2012 are not material to BBX Capital’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management of BBX Capital currently estimates that the aggregate range of reasonably possible losses in excess of the accrued liability are insignificant as of June 30, 2012. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may be an indeterminable time period, and is based on information currently available as of June 30, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure. During the six months ended June 30, 2012, a matter associated with tax certificates activities was settled for $1.6 million reducing the range of possible losses reported as of December 31, 2011.

In certain matters BBX Capital is unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters the claims are broad and the plaintiffs have not quantified or factually supported the claim.

BBX Capital believes that liabilities arising from litigation and regulatory matters, discussed below, in excess of the amounts currently accrued, if any, will not have a material impact to BBX Capital’s financial statements. However, due to the significant uncertainties involved in these legal matters, BBX Capital may incur losses in excess of accrued amounts and an adverse outcome in these matters could be material to BBX Capital’s financial statements.

Litigation and regulatory matters assumed by BB&T in connection with the sale of BankAtlantic are no longer reported by BBX Capital. The following is a description of the ongoing litigation and regulatory matters:

Class action securities litigation

In October 2007, BBX Capital and current or former officers of BBX Capital were named in a lawsuit which alleged that during the period of November 9, 2005 through October 25, 2007, BBX Capital and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint asserted claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and sought unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of BBX Capital’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. On July 23, 2012, a three judge panel of the United States Court of Appeals for the Eleventh Circuit issued a unanimous opinion affirming the judgment in favor of all defendants on all claims.

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company. The defendants have filed a motion to dismiss, which is pending before the Court. BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

BBX Capital Shareholders Lawsuit Seeking to Block the sale of BankAtlantic to BB&T under the Agreement

On April 5, 2012, J.Phillip Max filed a class action complaint in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida against Alan Levan, Jarett Levan, John Abdo, Steven Coldren, D. Keith Cobb, Charles C. Winningham III, Bruno Di Giulian, Willis Holcombe, David Lieberman, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and BB&T Corporation. The complaint alleges that the individual defendants breached their fiduciary duties of care, good faith and loyalty by causing or permitting BBX Capital to sell substantially all of its assets to BB&T. The complaint further alleges that BBX Capital, BFC and BB&T aided and abetted these breaches of fiduciary duty. The complaint seeks declaratory and equitable relief, including an injunction against the proposed transaction between BBX Capital and BB&T, as well as seeking damages. BBX Capital believes the claims to be without merit and intends to vigorously defend the lawsuit.

15.	Certain Relationships and Related Party Transactions

BFC is the controlling shareholder of BBX Capital and Bluegreen. BFC also has a direct non-controlling interest in Benihana. Shares of BFC’s Class A and Class B Common Stock representing a majority of BFC’s total voting power are owned or controlled by BFC’s Chairman, President and Chief Executive Officer, Alan B. Levan, and by BFC’s Vice Chairman, John E. Abdo, both of whom are also directors of Bluegreen and Benihana, and executive officers and directors of BBX Capital and BankAtlantic. In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of BFC and BBX Capital.

As previously described, on November 11, 2011, BFC and Bluegreen entered into a definitive merger agreement pursuant to which, upon consummation of the merger contemplated thereby, Bluegreen will become a wholly-owned subsidiary of BFC. At the effective time of the merger, each outstanding share of Bluegreen’s Common Stock (other than shares owned by BFC and holders of Bluegreen’s Common Stock who exercise and perfect their appraisal rights) will be converted automatically into the right to receive eight shares of BFC’s Class A Common Stock (as adjusted in connection with the reverse stock split expected to be effected by BFC prior to the consummation of the merger). Consummation of the merger remains subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a nation securities exchange. There is no assurance that the merger will be consummated on the contemplated terms or at all. See Note 1 for additional information regarding the proposed merger.

The following table presents related party transactions relating to the shared service arrangements between BFC, BBX Capital and Bluegreen for the three and six months ended June 30, 2012 and 2011. All were eliminated in consolidation (in thousands).

		BFC	BBX Capital	Bluegreen
For the Three Months Ended June 30, 2012
Shared service income (expense)	(a)	$355	(251)	(104)
Facilities cost and information technology	(b)	$(104)	88	16

For the Three Months Ended June 30, 2011
Shared service income (expense)	(a)	$482	(381)	(101)
Facilities cost and information technology	(b)	$(116)	103	13

For the Six Months Ended June 30, 2012
Shared service income (expense)	(a)	$785	(569)	(216)
Facilities cost and information technology	(b)	$(194)	167	27

For the Six Months Ended June 30, 2011
Shared service income (expense)	(a)	$863	(672)	(191)
Facilities cost and information technology	(b)	$(227)	202	25

(a)	Pursuant to the terms of shared service agreements between BFC and BBX Capital, subsidiaries of BFC provide human resources, risk management, investor relations, executive office administration and other services to BBX Capital. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services.
(b)	As part of the shared service arrangement, BFC pays BankAtlantic and Bluegreen for the cost of office facilities utilized by BFC and its shared service operations. BFC also pays BankAtlantic for information technology related services pursuant to a separate agreement. BankAtlantic received approximately $32,000 and $36,000 from BFC under the information technology services agreement during the three months ended June 30, 2012 and 2011, respectively, and $52,000 during each of the six months ended June 30, 2012 and 2011.

As of June 30, 2012 and December 31, 2011, BFC had cash and cash equivalents accounts at BankAtlantic with balances of approximately $1.6 million and $0.2 million, respectively. These accounts were on the same general terms as deposits made by unaffiliated third parties. BFC received nominal interest with respect to these accounts during the three and six months ended June 30, 2012 and 2011.

In June 2010, BBX Capital and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC receives a monthly fee of $12,500 from each of BankAtlantic and BBX Capital and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, BFC will receive a fee equal to 1% of the net value recovered. During the three months ended June 30, 2012 and 2011, BFC received an aggregate of $0.1 million and $0.2 million, respectively, of real estate advisory service fees under this agreement. Real estate advisory service fees during the six months ended June 30, 2012 and 2011 were approximately $0.2 million and $0.3 million, respectively. Effective upon the closing of the sale of BankAtlantic to BB&T, BankAtlantic ceased to be a party to the real estate advisory services agreement.

During the six months ended June 30, 2012 and 2011, Bluegreen paid a subsidiary of BFC approximately $0.3 million and $0.4 million, respectively, for a variety of management advisory services. In addition, BFC has an agreement with Bluegreen relating to the maintenance of different independent registered public accounting firms. Pursuant to this agreement, Bluegreen has reimbursed BFC or expect to reimburse BFC during the six months ended June 30, 2012 and 2011, approximately $0.4 million and $0.5 million, respectively, for fees paid by BFC to its independent registered public accounting firm for services performed at Bluegreen as part of its annual financial statement audit.

Beginning in 2009, Bluegreen entered into a land lease with Benihana, who constructed and operates a restaurant on one of Bluegreen’s land parcels. Under the terms of the lease, Bluegreen received payments from Benihana of less than $0.1 million during the three and six months ended June 30, 2012 and 2011.

In prior periods, BBX Capital issued options to purchase shares of BBX Capital’s Class A Common Stock to employees of BFC. Additionally, certain employees of BBX Capital have transferred to affiliate companies, and BBX Capital has elected, in accordance with the terms of BBX Capital’s stock option plans, not to cancel the stock options held by those former employees. BBX Capital from time to time also issues options and restricted stock awards to employees of BFC that perform services for BBX Capital. Expenses relating to all options and restricted stock awards granted by BBX Capital to BFC employees were approximately $8,000 and $17,000 for the three and six months ended June 30, 2012, respectively, and $16,000 and $32,000 for the three and six months ended June 30, 2011, respectively.

There were no options exercised by former employees of BBX Capital during the six months ended June 30, 2012 or 2011.

BBX Capital’s options and non-vested restricted stock outstanding to employees of BFC consisted of the following as of June 30, 2012:

	As of June 30, 2012
	BBX Capital Class A Common Stock	Weighted Average Price

Options outstanding	5,667	$333.85
Non-vested restricted stock (1)	7,500	—

(1)	These restricted stock awards fully vested on July 31, 2012 in connection with the sale of BankAtlantic to BB&T. Acceleration of the vesting of these awards was approved by BBX Capital’s Compensation Committee.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

16.	Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings (loss) per common share
Numerator:
Income (loss) from continuing operations	$34,700	(11,049)	29,395	(13,830)
Less: Noncontrolling interests income (loss) from continuing operations	6,187	(117)	7,169	(4,795)

Income (loss) to common shareholders	28,513	(10,932)	22,226	(9,035)
Preferred stock dividends	—	(187)	(188)	(375)
Decrease in equity due to the change in fair value of shares subject to mandatory redemption	(472)	—	(472)	—

Income (loss) available to common shareholders	28,041	(11,119)	21,566	(9,410)

(Loss) income from discontinued operations	(5,324)	8,066	(2,380)	(1,479)
Less: Noncontrolling interests loss from discontinued operations	(2,490)	4,072	(3,113)	(965)

(Loss) income from discontinued operations to common shareholders	(2,834)	3,994	733	(514)

Net income (loss) available to common shareholders	$25,207	(7,125)	22,299	(9,924)

Denominator:
Basic weighted average number of common shares outstanding	77,135	75,381	77,135	75,381

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.36	(0.15)	0.28	(0.12)
(Loss) earnings per share from discontinued operations	(0.04)	0.05	0.01	(0.01)

Basic earnings (loss) per share	$0.32	(0.10)	0.29	(0.13)

Diluted earnings (loss) per common share
Numerator:
Income (loss) available to common stock	$28,041	(11,119)	21,566	(9,410)
(Loss) income from discontinued operations	(2,834)	3,994	733	(514)

Net income (loss) available to common shareholders	$25,207	(7,125)	22,299	(9,924)

Denominator:
Basic weighted average number of common shares outstanding	77,135	75,381	77,135	75,381
Effect of dilutive stock options and unvested restricted stock	1,685	—	1,132	—

Diluted weighted average number of common shares outstanding	78,820	75,381	78,267	75,381

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.36	(0.15)	0.28	(0.12)
(Loss) earnings per share from discontinued operations	(0.04)	0.05	0.01	(0.01)

Diluted earnings (loss) per share	$0.32	(0.10)	0.29	(0.13)

During each of the three and six months ended June 30, 2012, there were no options to acquire shares of the Company’s Class A Common Stock that were anti-dilutive. During each of the three and six months ended June 30, 2011, options to acquire 2,297,858 shares of the Company’s Class A Common Stock were anti-dilutive.

17.	Parent Company Financial Information

BFC’s parent company accounting policies are generally the same as those described in the summary of significant accounting policies appearing in Amendment No. 1 to BFC’s Annual Report on Form 10-K/A for the year ended December 31, 2011. BFC’s investments in BBX Capital, Bluegreen and other consolidated entities, including Woodbridge, are presented in the parent company financial statements as if accounted for using the equity method of accounting.

BFC’s parent company unaudited condensed statements of financial condition at June 30, 2012 and December 31, 2011, unaudited condensed statements of operations for the three and six months ended June 30, 2012 and 2011, and unaudited condensed statements of cash flows for the six months ended June 30, 2012 and 2011, are shown below:

Parent Company Condensed Statements of Financial Condition

(In thousands)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$431	1,418
Securities available for sale at fair value	25,509	16,311
Investment in and advances to subsidiaries	142,350	115,449
Notes receivable due from Woodbridge Holdings, LLC	5,447	7,574
Other assets	982	1,004

Total assets	$174,719	141,756

LIABILITIES AND EQUITY
Shares subject to mandatory redemption	12,177	—
Other liabilities	13,468	10,986

Total liabilities	25,645	10,986

Redeemable 5% Cumulative Preferred Stock	—	11,029
Shareholders’ equity	149,074	119,741

Total liabilities and Equity	$174,719	141,756

Parent Company Condensed Statements of Operations

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$493	696	1,037	1,113

Expenses	2,531	1,940	4,518	3,520

Loss before earnings (loss) from subsidiaries	(2,038)	(1,244)	(3,481)	(2,407)
Equity in earnings from consolidated and other subsidiaries	27,717	(5,694)	26,440	(7,142)

Income (loss) before income taxes	25,679	(6,938)	22,959	(9,549)
Income taxes	—	—	—	—

Net income (loss)	25,679	(6,938)	22,959	(9,549)
Preferred Stock dividends	—	(187)	(188)	(375)

Net income (loss) to common shareholders	$25,679	(7,125)	22,771	(9,924)

Parent Company Condensed Statements of Cash Flow

(In thousands)

	For the Six Months Ended June 30,
	2012	2011
Operating Activities:
Net cash used in operating activities	$(1,069)	(8,241)

Investing Activities:
Proceeds from the sale of securities available for sale	—	8,405
Proceeds from maturities of securities available for sale	—	19,093
Purchase of securities	—	(9,934)
Distribution from subsidiaries	82	91
Acquisition of BBX Capital Class A shares	—	(10,000)

Net cash provided by investing activities	82	7,655

Financing Activities:
Preferred stock dividends paid	—	(375)

Net cash used in financing activities	—	(375)

Decrease in cash and cash equivalents	(987)	(961)
Cash at beginning of period	1,418	4,958

Cash at end of period	$431	3,997

Supplementary disclosure of non-cash investing and financing activities

Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	$738	(1,088)
Increase (decrease) in accumulated other comprehensive income, net of taxes	8,937	(5,287)
Decrease in equity attributable to Woodbridge’s dissenting holders	(2,846)	—
Decrease in equity due to the change in fair value for shares subject to mandatory redemption	(472)	—
Change due to the reclassification of redeemable preferred stock to shares subject to mandatory redemption	(11,029)	—

At June 30, 2012 and December 31, 2011, securities available for sale included BFC’s investment in Benihana’s Common Stock at its estimated fair value of approximately $25.4 million and $16.2 million, respectively.

Approximately $4.6 million of the amounts set forth as other liabilities at June 30, 2012 and December 31, 2011 represent amounts due in connection with the settlement of a class action litigation relating to exchange transactions that BFC entered into in 1989 and 1991. BFC is required to repay this obligation as settlement holders submit their claims to BFC.

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

ASU Number 2011-12 – Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). In ASU 2011-12, the FASB deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The deferral allows the FASB to re-deliberate whether to require presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income of the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by this deferral.

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include controlling interests in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana Inc. (“Benihana”). BFC also holds interests in other investments and subsidiaries, as described herein. On July 31, 2012, BBX Capital completed the sale of BankAtlantic, a federal savings bank, to BB&T Corporation (“BB&T”). The sale of BankAtlantic and related transactions described below (collectively, the “Transaction”) were consummated pursuant to the terms of the Stock Purchase Agreement between BBX Capital and BB&T dated November 1, 2011, as amended (the “BB&T Agreement”). As a result of the completion of the Transaction, BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units are presented in the Company’s consolidated financial statements as discontinued operations for all periods. BBX Capital expects to continue commercial lending activities subsequent to the Transaction resulting in the inclusion of BankAtlantic’s CLRU in continuing operations.

The Company’s business activities currently consist of (i) Real Estate and Other business activities and (ii) Financial Services. We currently report the results of our business activities through five segments. Three of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts. Our other two segments — BankAtlantic’s commercial lending reporting unit (“CLRU”) and BBX Capital Parent Company (which represents the operations of BBX Capital at its parent company level) — relate to our Financial Services business activities.

In addition to BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components (as discussed above), discontinued operations also include the results of Bluegreen Communities and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”). See Note 1 – “Basis of Financial Statement Presentation” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of the Company’s results of operations and Note 3 – “Assets and Liabilities Held for Sale” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of assets and liabilities in the Company’s Statement of Financial Condition.

Generally accepted accounting principles (“GAAP”) require that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Bluegreen and Woodbridge Holdings, LLC, BFC’s wholly owned subsidiary (“Woodbridge”), are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At June 30, 2012, BFC had an approximately 53% economic ownership interest in BBX Capital and an approximately 54% economic ownership interest in Bluegreen.

As of June 30, 2012, we had total consolidated assets of approximately $4.9 billion and shareholders’ equity attributable to BFC of approximately $149.1 million. Net income attributable to BFC was approximately $25.7 million and $23.0 million for the three and six months ended June 30, 2012, respectively, compared to a net loss attributable to BFC of $6.9 million and $9.5 million for the three and six months ended June 30, 2011, respectively.

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

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen. Pursuant to the terms of the merger agreement, if the merger is consummated, Bluegreen will become a wholly-owned subsidiary of BFC, and Bluegreen’s shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they hold at the effective time of the merger (as adjusted in connection with the reverse stock split expected to be effected by BFC prior to the consummation of the merger). The merger was approved by BFC’s and Bluegreen’s respective shareholders on June 19, 2012. At that time, BFC’s shareholders also approved an amendment of BFC’s Articles of Incorporation relating to the contemplated reverse stock split and a reduction in the authorized number of shares of BFC’s common stock. However, consummation of the merger remains subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. The merger agreement provides for the transaction to be consummated by September 30, 2012. BFC and Bluegreen are working to satisfy the conditions required to consummate the merger, including BFC’s pursuit of the listing of its Class A Common Stock. The transaction will close when all conditions in the merger agreement have been met. There is no assurance that the conditions for the consummation of the merger will be met or that the merger will be consummated.

Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate were filed. See Note 14 – “Commitments and Contingencies” to the Notes to the Company’s Consolidated Financial Statements for further information regarding this litigation.

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its Bluegreen Communities business to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement. Assets excluded from the sale included primarily Bluegreen’s Communities notes receivable portfolio. Bluegreen Communities was previously reported as a separate segment in our Real Estate and Other business activities and has been classified as a discontinued operation in all periods presented in the accompanying consolidated financial statements. See Note 3 - “Assets and Liabilities Held for Sale” to the Notes to the Company’s Consolidated Financial Statements for additional information.

As indicated above, on July 31, 2012, BBX Capital completed the sale of BankAtlantic to BB&T pursuant to the terms of the BB&T Agreement. Under the terms of the BB&T Agreement, prior to the closing of the Transaction, BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”). BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $358 million as of June 30, 2012. FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $37 million in cash to FAR and thereafter distributed all of the membership interests in FAR to BBX Capital. At the closing of the Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding TruPs obligations, as described in further detail below. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company of FAR, which was entered into by BBX Capital and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preference amount within seven years.

Prior to the closing of the Transaction, BankAtlantic contributed to CAM, certain non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $126 million as of June 30, 2012. CAM assumed all liabilities related to these assets. BankAtlantic also contributed approximately $81 million in cash to CAM. Prior to the closing of the Transaction, BankAtlantic distributed all of the membership interests in CAM to BBX Capital. CAM remains a wholly owned subsidiary of BBX Capital.

Pursuant to the BB&T Agreement, the cash consideration exchanged by the parties at the closing of the Transaction in connection with the sale of BankAtlantic’s stock was based on the deposit premium and the net asset value of BankAtlantic, in each case as calculated pursuant to the terms of the BB&T Agreement, including, with respect to the net asset value of BankAtlantic, after giving effect to the asset contributions and membership interest distributions by BankAtlantic described above. Based on financial information as of June 30, 2012 and the preliminary calculations of the deposit premium (which was estimated to be $315.9 million) and the net asset value of BankAtlantic, BBX Capital received from BB&T a cash payment related to the sale of BankAtlantic’s stock of approximately $6.4 million. However, the deposit premium and net asset value of BankAtlantic as well as the resulting cash payment made to BBX Capital are all estimates based on available financial information as of June 30, 2012. Under the terms of the BB&T Agreement, these amounts are subject to adjustment post-closing as all relevant financial information is reviewed and approved by the parties, and the cash payment made to BBX Capital may be less than the amount indicated above or BBX Capital may be required to make a net cash payment to BB&T. BBX Capital expects to recognize a $307 million gain in connection with the Transaction and, based on the Company’s approximately 53% ownership interest in BBX Capital, BFC expects to recognize a gain of approximately $165.7 million in connection with the Transaction, including approximately $2.7 million related to purchase accounting adjustments. However, the amount of gain recognized by BBX Capital and BFC is subject to adjustment based on the final balance sheet reconciliation procedures described above

Under the terms of the Agreement, at the closing of the Transaction, BB&T assumed the obligations with respect to BBX Capital’s approximately $285 million in principal amount of outstanding TruPs, and BBX Capital paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPs through closing. BBX Capital also paid approximately $2.3 million for certain legal fees and expenses incurred by trustees with respect to the previously disclosed litigation relating to the Transaction brought by certain trustees and holders of the TruPs.

Forward Looking Statements

This document contains forward-looking statements that are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements. Forward-looking statements can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward -looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that the expectations on which the forward-looking statements are based will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments is not a guarantee or indication of future performance.

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

•

BFC’s shareholders’ interests may be diluted if additional shares of BFC’s common stock are issued, and BFC’s public company investments may be diluted if BBX Capital or Bluegreen issues additional shares of its stock;

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

•

BFC is dependent upon dividends from its subsidiaries to fund its operations; BBX Capital may not be in a position to pay dividends. Bluegreen has historically not paid dividends on its common stock and its ability to pay dividends may be limited by the terms of certain of its indebtedness, and any payment of dividends by BBX Capital or Bluegreen is subject to declaration by the applicable company’s Board of Directors;

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

•

risks related to BFC’s investment in Benihana, including that fluctuations in the market price of Benihana’s Common Stock will impact the proceeds that BFC receives upon any future sales of such stock and that Benihana’s currently proposed merger may not be consummated on the contemplated terms, including in the contemplated time frame, or at all;

•

the uncertainty regarding the amount of cash that will be required to be paid to shareholders who exercised appraisal rights in connection with the 2009 merger between Woodbridge Holdings Corporation (“WHC”) and BFC , including the legal and other professional fees and other costs and expenses of such proceedings;

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

•

the risk that our and BBX Capital’s request for deregistration as a unitary savings and loan holding company as a result of the sale of BankAtlantic may not be approved and uncertainties regarding legislation relating to the regulation of companies within the financial services industry, including bank holding companies, and the impact of such legislation on our operations and the operations of BBX Capital if deregistration is not approved;

•

risks related to litigation and other legal proceedings against BFC and its subsidiaries, including (i) the legal and other professional fees and other costs and expenses of such proceedings, as well as the impact of any finding of liability or damages on our financial condition and operating results and (ii) with respect to litigation brought by the Securities and Exchange Commission (the “SEC”) against BBX Capital and our Chairman, reputational risks and risks relating to the loss of our Chairman’s services; and

•	the Company’s success at managing the risks involved in the foregoing.

With respect to BBX Capital, the risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BBX Capital, a continued or deepening recession, decreases in real estate values, and increased unemployment or sustained high unemployment rates on their business generally, the ability of BBX Capital’s borrowers to service their obligations and of customers to maintain account balances and the value of collateral securing outstanding loans;

•

BBX Capital’s loans, credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on its assets and the credit quality of its loans (including those held in the asset workout subsidiary of BBX Capital);

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in the allowance for loan losses;

•	the impact of and expenses associated with litigation including but not limited to litigation relating to overdraft fees and litigation brought by the SEC;

•	risks associated with compliance with regulatory mandates will result in the imposition of additional regulatory requirements and/or fines;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities and our ability to raise capital; and

•	the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets;

•

risks relating to the sale of BankAtlantic to BB&T and BBX Capital’s future operations including, but not limited to, that the cash received by BBX Capital and gain recognized by BBX Capital and BFC in connection with the Transaction are subject to adjustment pursuant to post-closing reconciliation procedures and that BBX Capital’s shareholders may not realize the anticipated benefits of the Transaction; that BBX Capital’s future business plans may not be realized as anticipated, if at all; that BBX Capital’s Class A Common Stock may not meet the requirements for continued listing on the NYSE; and that the assets retained by BBX Capital directly or through subsidiaries may not be monetized at the values currently ascribed to them; and

•	BBX Capital’s success at managing the risks involved in the foregoing.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to

•	the overall state of the economy, interest rates and the availability of financing may affect Bluegreen’s ability to market vacation ownership interests (“VOIs”);

•	Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if the customers it finances default on their obligations;

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

•

Bluegreen may not be successful in increasing or expanding its fee-based services relationships and its fee-based service activities, including Bluegreen’s property owner associations (“POA”) sales activities defined below, which Bluegreen commenced during January 2012, may not be profitable, which may have an adverse impact on its results of operations and financial condition;

•

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen Resorts does not continue to participate in exchange networks or its customers are not satisfied with the networks in which it participates;

•	the resale market for VOIs could adversely affect Bluegreen’s business;

•

Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including the decline in real estate values and the deterioration of other conditions relating to the real estate market and real estate development;

•	Adverse outcomes in legal or other regulatory procedures, including claims for development-related defects, could adversely affect Bluegreen’s financial condition and operating results.

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

In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company, BBX Capital and Bluegreen with the SEC, including those disclosed in the “Risk Factors” sections of such reports. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. On an ongoing basis, management evaluates its estimates, and actual results could differ significantly from those estimates, including those that relate to the determination of the allowance for loan losses, the estimated future sales value of inventory, the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting, the recovery of the carrying value of real estate inventories, the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets, the evaluation of goodwill, the valuation of securities, as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the acquisition method of accounting, the estimate of contingent liabilities related to litigation and other claims and assessments, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) revenue recognition and inventory cost allocation; (ii) allowance for loan losses, including with respect to notes receivable secured by VOIs; (iii) the carrying value of completed VOI inventory and VOIs held for and under development; (iv) the carrying value of assets held for sale; (v) impairment of long-lived assets, including goodwill and intangible assets; and (vi) the valuation of Bluegreen’s notes receivable which for accounting purposes are treated as having been acquired by BFC. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011.

New Accounting Pronouncements

See Note 18 of the “Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Real Estate and Other	$43,060	6,657	50,927	18,077
Financial Services	(8,360)	(17,706)	(21,532)	(31,907)

Income (loss) from continuing operations	34,700	(11,049)	29,395	(13,830)
(Loss) income from discontinued operations, net of income tax	(5,324)	8,066	(2,380)	(1,479)

Net income (loss)	29,376	(2,983)	27,015	(15,309)
Less: Net income (loss) attributable to noncontrolling interests	3,697	3,955	4,056	(5,760)

Net income (loss) attributable to BFC	25,679	(6,938)	22,959	(9,549)
Preferred stock dividends	—	(187)	(188)	(375)

Net income (loss) to common shareholders	$25,679	(7,125)	22,771	(9,924)

Consolidated net income attributable to BFC for the three and six months ended June 30, 2012 was $25.7 million and $23.0 million, respectively, compared to a consolidated net loss attributable to BFC of $6.9 million and $9.5 million, respectively, for the same periods in 2011. Discontinued operations include the results of BankAtlantic’s community banking, investment, capital services and tax certificate reporting units, as well as Bluegreen Communities and Cypress Creek Holdings. The results of the Company’s business segments and other information related to each segment are discussed below in BFC Activities, Real Estate Operations, Bluegreen and Financial Services. The preferred stock dividend represents the dividend obligations of the Company with respect to its 5% Cumulative Preferred Stock. As previously disclosed, BFC paid $187,500 quarterly cash dividends on its 5% Cumulative Preferred Stock from the second quarter of 2004 through the third quarter of 2011, including during each of the three months ended March 31 and June 30, 2011. BFC did not make such dividend payments during the three months ended December 31, 2011, or March 31, 2012, or June 30, 2012. Unpaid dividends on the 5% Cumulative Preferred Stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. BFC has requested deregistration as a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012. If such request is approved, then upon deregistration, dividend payments by BFC, including with respect to the 5% Cumulative Preferred Stock, will no longer require the prior written non-objection of the Federal Reserve. The unpaid dividend payments, which totaled approximately $563,000 as of June 30, 2012, are included in shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of June 30, 2012.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at June 30, 2012 and December 31, 2011 were $4.9 billion and $4.8 billion, respectively. The primary changes in components of total assets are summarized below:

•

Increase in interest-bearing deposits in other banks reflecting higher cash balances at the Federal Reserve Bank resulting primarily from deposit growth and repayments of loans and securities available for sale;

•

Decrease in securities available for sale reflecting the reclassification of $40.5 million of securities available for sale to assets held for sale as well as normal repayments, partially offset by an increase of approximately $9.2 million resulting from an unrealized gain relating to an increase in market price of Benihana’s Common Stock for the six months ended June 30, 2012;

•	Decrease in tax certificate balances reflecting the reclassification of $29.9 million of tax certificates to assets held for sale as well as normal redemptions;

•	Decrease in loans held for sale primarily resulting from loan repayments and lower of cost or market adjustments;

•

Reduction in loans receivable, net reflecting the reclassification of $1.9 billion of loans to assets held for sale as well as $21.9 million of loans migrating to real estate owned and the repayments of loans in the ordinary course of business;

•	Decrease in accrued interest receivable resulting primarily from the reclassification of $12.8 million of accrued interest receivable into assets held for sale and from lower earning asset balances;

•	Decrease in real estate owned primarily resulting from residential and commercial real estate sales partially offset by loans migrating to real estate owned;

•

Decrease in office properties and equipment resulting primarily from the reclassification of $133.2 million of office properties and equipment to assets held for sale and the transfer of a $2.4 million property to real estate held for sale in June 2012; and

•	The reclassification of BankAtlantic’s FHLB stock, real estate held for sale, goodwill and prepaid FDIC deposit insurance to assets held for sale in their entirety.

The reclassification of assets to assets held for sale as of June 30, 2012, as described above, related to the then-expected transfer of those assets to BB&T in connection with BBX Capital’s sale of BankAtlantic to BB&T.

Total liabilities at June 30, 2012 and December 31, 2011 were $4.7 billion and $4.6 billion, respectively. The primary changes in components of total liabilities are summarized below:

•	Increase in junior subordinated debentures liability due to interest deferrals;

•	BankAtlantic’s subordinated debentures of $22 million were reclassified to liabilities held for sale;

•

Included in other liabilities as of June 30, 2012 were principal and interest advances on purchased residential loans and real estate owned serviced by others of $12.6 million as well as loan escrow balances and accrued liabilities;

•

Increase in shares subject to mandatory redemption of $12.2 million as of June 30, 2012 representing the reclassification of BFC’s preferred stock to a liability, together with accrued interest and dividends; and

•	Recognition of the $29.9 million deferred gain on settlement of investment in subsidiary relating to the settlement of Carolina Oak’s debt.

The reclassification of liabilities to liabilities held for sale as of June 30, 2012, as described above, related to the then-expected assumption of those liabilities by BB&T in connection with BBX Capital’s sale of BankAtlantic to BB&T.

MD&A

(BFC)

BFC Activities

The BFC Activities segment consists of BFC operations, our investment in Benihana, and other activities, including investments and operations of Woodbridge unrelated to real estate. BFC operations primarily consist of our corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared services which provides human resources, risk management, investor relations and executive office administration services to BBX Capital and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”), as well as the activities of Snapper Creek Equity Management, LLC and certain other investments.

Woodbridge had an equity interest in Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant operator and franchisor engaged in the quick service and organic food industries. The investment included all of the outstanding shares of Pizza Fusion’s Series B Convertible Preferred Stock, which was entitled to special voting rights, including the right, to the extent Woodbridge chose to do so, to elect a majority of Pizza Fusion’s board of directors. During December 2011, Pizza Fusion effected a stock reclassification pursuant to which each share of Pizza Fusion’s Series A and Series B Convertible Preferred Stock automatically converted into one share of Pizza Fusion’s common stock. As a result, Woodbridge is no longer deemed to have a controlling interest in Pizza Fusion and, under the applicable accounting guidance for business combinations, the financial statements of Pizza Fusion were deconsolidated as of December 31, 2011. Prior to that time, Pizza Fusion was determined to be a VIE under the provisions of the accounting guidance for VIEs, and the operating results of Pizza Fusion were consolidated into BFC.

The discussion that follows reflects the operations and related matters of BFC Activities (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Other revenues	$—	299	—	570

	—	299	—	570

Cost and Expenses
Interest expense	1,257	1,511	2,223	2,872
Selling, general and administrative expenses	5,482	5,212	8,865	10,588

	6,739	6,723	11,088	13,460
Equity in earnings from unconsolidated affiliates	—	8	4	1,369
Other income	976	1,481	1,955	2,799

Loss from continuing operations before income taxes	(5,763)	(4,935)	(9,129)	(8,722)
Less: Benefit for income taxes	—	(52)	—	(196)

Net loss from continuing operations	$(5,763)	(4,883)	(9,129)	(8,526)

Other revenues for the three and six months ended June 30, 2011 related to franchise revenues generated by Pizza Fusion. There were no franchise revenues for the three or six months ended June 30, 2012 due to the deconsolidation of Pizza Fusion in December 2011.

Interest expense totaled $1.3 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively, and $2.2 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in interest expense was primarily the result of lower interest rates on outstanding indebtedness.

Selling, general and administrative expenses for the three months ended June 30, 2012 increased by approximately $270,000 compared to the same period for 2011. The increase is primarily due to higher legal fees incurred related to the appraisal rights litigation partially offset by lower depreciation expenses and a decrease in franchise related expenses as a result of the deconsolidation of Pizza Fusion in December 2011. Selling, general and administrative expenses for the six months ended June 30, 2012 decreased by $1.7 million compared to the same period in 2011. The decrease is primarily due to lower franchise related expenses as a result of the deconsolidation of Pizza Fusion and lower depreciation expenses, partially offset by higher legal fees related to our currently proposed merger with Bluegreen and the Woodbridge appraisal rights litigation.

The decrease in equity in earnings from unconsolidated affiliates was primarily due to the recognition of the negative basis of an investment in BFC/CCC’s wholly-owned subsidiary of approximately $1.3 million during the six months ended June 30, 2011. BFC/CCC’s wholly-owned subsidiary had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with the lender with respect to the loan secured by the properties, pursuant to which the limited liability company conveyed the properties to the lender via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million.

2008 Step acquisitions – Purchase Accounting

During 2008, BFC purchased an aggregate of approximately 144,770 shares of BBX Capital’s Class A Common Stock on the open market. The shares purchased were accounted for as step acquisitions under the purchase method of accounting then in effect, pursuant to which the assets and liabilities deemed to be acquired by BFC were revalued to reflect market values at the date of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other effects of purchase accounting increased our consolidated net income for the three months ended June 30, 2012 by approximately $15,000, decreased consolidated net income for the six months ended June 30, 2012 by approximately $95,000 and decreased our consolidated net loss for the three and six months ended June 30, 2011 by approximately $356,000 and $516,000, respectively.

MD&A

(BFC)

BFC Activities- Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, we had cash, cash equivalents and short-term investments in our BFC Activities segment totaling approximately $3.4 million and $7.8 million, respectively. The decrease in cash, cash equivalents and short-term investments was due to BFC’s operating and general and administrative expenses of approximately $5.6 million, interest payments related to Woodbridge’s junior subordinated debentures of approximately $1.9 million, and closing costs related to the sale of the Cypress Creek Holdings office building of approximately $ 0.7 million, partially offset by a refund of $3.8 million representing a return of the escrow deposit made in connection with surety bond claims made by a municipality.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments. In addition, during the fourth quarter of 2011, we received a $7.4 million tax refund, net of amounts payable under the Settlement Agreement related to the Chapter 11 Cases. We expect to use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the three or six months ended June 30, 2012 or the years ended December 31, 2011 or 2010.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including proceeds from the sale of Benihana’s Common Stock or the cash we receive in exchange for such stock upon the consummation, if any, of Benihana’s currently proposed merger, in each case as described below, and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also, subject to the receipt of any regulatory approval or non-objection, seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

As of June 30, 2012, BFC owned an aggregate of 1,582,577 shares of Benihana’s Common Stock, representing an approximately 9% ownership and voting interest in Benihana. At June 30, 2012 and December 31, 2011, the estimated fair value of our investment in Benihana’s Common Stock was approximately $25.4 million and $16.2 million, respectively. A decline in the market price of Benihana’s Common Stock would have an adverse impact on BFC’s financial statements. During each of January 2012, April 2012, and August 2012, BFC received approximately $127,000 of dividend payments with respect to its shares of Benihana’s Common Stock.

During March 2012, a registration statement on Form S-3 was filed by Benihana and declared effective by the SEC, under which we may sell any and all of the shares of Benihana’s Common Stock that we own. On July 13, 2012, we entered into a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 150,000 shares of Benihana’s Common Stock from time to time until January 28, 2013 at a minimum predetermined price per share. Sales commenced under the plan on July 30, 2012. The proceeds we receive from sales of Benihana’s Common Stock will depend on the timing of the sale and the market price of Benihana’s Common Stock.

On May 22, 2012, Benihana entered into an Agreement and Plan of Merger with Safflower Holdings Corp. which provides for Safflower’s acquisition of Benihana for a purchase price of $16.30 per share of Benihana’s Common Stock. The proceeds that we receive in connection with the merger, if consummated, will depend on the number of shares of Benihana’s Common Stock that we own at the effective time of the merger. Consummation of the merger is subject to certain closing conditions, including the approval of Benihana’s stockholders and regulatory clearance. Benihana has indicated that, assuming the satisfaction of all closing conditions, this merger is expected to close during August 2012.

MD&A

(BFC)

BFC has not received cash dividends from BBX Capital since March 2009. BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the New York Stock Exchange (the “NYSE”) In addition, pending approval of its request for deregistration as a unitary savings and loan holding company, BBX Capital’s payment of dividends is subject to oversight of the Federal Reserve.

BFC has never received cash dividends from Bluegreen. Certain of Bluegreen’s credit facilities contain terms which prohibit the payment of cash dividends, and Bluegreen may only pay dividends subject to such restrictions and declaration by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.

BFC, on a parent company only basis, has previously committed that it will not, without the prior written non-objection of its primary regulator, (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity or (ii) make dividend payments on stock. BFC has determined not to seek the Federal Reserve’s written non-objection to the dividend payments on its preferred stock for each of the quarters ended December 31, 2011 March 31, 2012, and June 30, 2012 and, therefore, has not yet made the dividend payments. Unpaid dividends on BFC’s outstanding preferred stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. BFC has requested deregistration as a result of the consummation of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012. If such request is approved, then upon deregistration, dividend payments by BFC, including with respect to its outstanding preferred stock, will no longer require the prior written non-objection of the Federal Reserve. As of June 30, 2012, unpaid dividend payments totaled approximately $563,000, and such amount is included in other liabilities in the accompanying consolidated statement of financial condition as of June 30, 2012.

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of the 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,015 per share for the twelve month period ending April 29, 2013 to $1,000 per share for the twelve month period ending April 29, 2016. The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and currently also upon the written non-objection from the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. The Company determined not to seek the Federal Reserve’s written non-objection to the dividend payment for fourth quarter of 2011 or the first or second quarters of 2012 and, therefore, has not yet made such dividend payments. Unpaid dividends on the 5% Cumulative Preferred Stock will cumulate, and it is anticipated that payment of unpaid cumulative dividends will be made following BFC’s deregistration as a unitary savings and loan holding company. BFC has requested deregistration as a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012. If such request is approved, then upon deregistration, dividend payments by BFC, including with respect to the 5% Cumulative Preferred Stock, will no longer require the prior written non-objection of the Federal Reserve. The unpaid dividend payments, which totaled approximately $563,000 as of June 30, 2012, are included in shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of June 30, 2012.

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

MD&A

(BFC)

Based on an analysis of the 5% Cumulative Preferred Stock after giving effect to the First Amendment, the Company previously determined that the 5% Cumulative Preferred Stock met the requirements to be re-classified outside of permanent equity and into the mezzanine category at its fair value at the effective date of the First Amendment of approximately $11.0 million. The remaining amount of approximately $4.0 million is recorded in additional paid in capital in the Company’s consolidated statements of financial condition. The fair value of the 5% Cumulative Preferred Stock was calculated using an income approach by discounting estimated cash flows at a market discount rate.

On April 4, 2012, the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock were further amended (the “Second Amendment”). Pursuant to the Second Amendment, to the extent the shares are not earlier redeemed pursuant to the optional redemption right described above, the Company will be required to redeem 5,000 shares of the 5% Cumulative Preferred Stock during each of the years ending December 31, 2016, 2017 and 2018 for an aggregate annual redemption price of $5.0 million, or $1,000 per share. The Second Amendment also provides that, in the event that the Company defaults on its dividend or mandatory redemption obligations, then the holders of the 5% Cumulative Preferred Stock will be entitled to receive from the Company shares of common stock of Bluegreen owned by the Company having, in the aggregate, a fair market value equal to the amount of the dividend or redemption payment, as the case may be, to the extent not timely paid; provided that the maximum number of shares of Bluegreen’s common stock which the holders of the 5% Cumulative Preferred Stock will be entitled to receive as a result of one or more defaults with respect to the Company’s mandatory redemption obligation will be 5,000,000 shares (subject to adjustment in the case of a stock split or other applicable share combination or division affecting Bluegreen’s common stock). In consideration therefor, the Second Amendment eliminated the Benihana Stock Provisions.

MD&A

(BFC)

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million. The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings. The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the current estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at June 30, 2012. The balance of the amount relating to shares subject to mandatory redemption as of June 30, 2012 includes accrued dividends of $0.4 million plus accretion of $0.3 million for the three months ended June 30, 2012.

On September 21, 2009, BFC and WHC consummated their merger pursuant to which WHC merged with Woodbridge, a wholly owned subsidiary of BFC. Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Under Florida law, Woodbridge thereafter initiated legal proceedings relating to the appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, which is reflected in the Company’s consolidated statements of financial condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders. On July 5, 2012, the presiding court ruled the fair value of the Dissenting Holders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result of the trial court’s ruling, the $4.6 million liability was increased (with a corresponding reduction to additional paid in capital of $2.8 million) to approximately $7.5 million as of June 30, 2012 to account for the per share value awarded, however, any award for legal and other costs that may be paid could not be reasonably estimated. Woodbridge has appealed the court’s ruling with respect to the per share value determination and the award of legal fees and other costs to the Dissenting Holders. The outcome of the appeal is uncertain.

On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). Pursuant to the settlement agreement entered into during June 2008, as subsequently amended (the “Settlement Agreement”), Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”)) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by the Debtors and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. As of December 31, 2011, we had placed into escrow approximately $11.7 million which represented the portion of the tax refund that was likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. During the quarter ended June 30, 2012, the $11.7 million was paid to the Debtors’ Estate. Woodbridge is also required to pay to the Debtors’ Estate a settlement holdback amount of approximately $485,000 plus interest by no later than August 30, 2012, and BFC has guaranteed Woodbridge’s timely payment of the settlement holdback amount. The settlement holdback amount is recorded as a liability in the consolidated statement of financial condition. Upon payment of the settlement holdback amount, all of Woodbridge’s obligations under the Settlement Agreement will be satisfied.

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed the repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee is $2.0 million (which is shared on a joint and several basis with the managing general

MD&A

(BFC)

partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to another unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts recorded on our financial statements at June 30, 2012 or December 31, 2011 relating to the guarantee or otherwise in respect of the partnership.

A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with the lender with respect to the loan secured by the properties, pursuant to which the limited liability company conveyed the properties to the lender via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million, which is included in equity in earnings from unconsolidated affiliates in the Company’s consolidated statements of operations for the six months ended June 30, 2011.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At June 30, 2012 and December 31, 2011, the carrying amount of this investment was approximately $287,000 and $283,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded on the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

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

MD&A

(BFC)

obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s consolidated statement of financial condition as of December 31, 2010, and the deferred gain on settlement of investment in subsidiary was recognized into income during the first quarter of 2011.

As a result of significant challenges faced during 2009, Woodbridge made a decision to cease all activities at Carolina Oak. Woodbridge was the obligor under a $37.2 million loan collateralized by property owned by Carolina Oak. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. On April 26, 2011, a settlement agreement was entered into to resolve the disputes and litigation relating to the loan. Under the terms and subject to the conditions of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period (which expired during April 2012), to fully release Woodbridge and Carolina Oak. In accordance with applicable accounting guidance, a deferred gain on debt settlement of $29.9 million was recorded in the Company’s consolidated statement of financial condition as of December 31, 2011 and was recognized as income in the three and six months ended June 30, 2012 as a result of the full release of Woodbridge and Carolina Oak during April 2012.

The discussion that follows reflects the operations and related matters of the Real Estate Operations segment (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Other revenue	$—	—	—	—

	—	—	—	—

Cost and Expenses:
General and administrative	40	98	71	316
Interest expense	—	675	—	1,916

Total costs and expenses	40	773	71	2,232

Gain on investment in subsidiary	—	—	—	11,305
Gain on the settlement of debt	28,725	—	28,725	—

Income (loss) before taxes	28,685	(773)	28,654	9,073
(Provision) benefit for income taxes	—	—	—	—

Net income (loss)	$28,685	(773)	28,654	9,073

For the three and six months ended June 30, 2012 compared to the same periods in 2011

There were no real estate sales or other revenues during the three or six months ended June 30, 2012 or 2011 due to the liquidation of the real estate assets at Core and Carolina Oak.

There was no interest expense for the three or six months ended June 30, 2012 due to the above-described settlement agreements entered into by Core and its lenders and Carolina Oak and its lender which resulted in both Core and Carolina Oak being released from all outstanding debt obligations during 2011. Interest expense of approximately $675,000 and $1.9 million recognized during the three and six months ended June 30, 2011, respectively, was primarily due to the then outstanding loan of approximately $27.2 million at Core and the then outstanding loan at Carolina Oak of approximately $37.2 million.

General and administrative expenses decreased to $40,000 for the three months ended June 30, 2012 from $98,000 for the same period in 2011. General and administrative expenses for the six months ended June 30, 2012 decreased to $71,000 from $316,000 for the same period in 2011. The decreases resulted from the cessation of operations at Core and Carolina Oak.

Gain on settlement of investment in subsidiary of $11.3 million during the six months ended June 30, 2011 is

MD&A

(BFC)

attributable to the deconsolidation of five of Core’s subsidiaries, the membership interests in which were transferred to the lender upon settlement of approximately $86.7 million in debt, as described above. Gain on extinguishment of debt during the three and six months ended June 30, 2012 includes the recognition of the deferred gain of $29.9 million on the Carolina Oak debt settlement.

Discontinued Operations – Cypress Creek Holdings

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

Cypress Creek Holdings’ results of operations are reported as a discontinued operation in the Company’s consolidated financial statements and its assets, which were sold during the first quarter of 2012, are classified as assets held for sale as of December 31, 2011.

Below are the results of discontinued operations related to Cypress Creek Holdings for the three months ended June 30, 2011 and the six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2011	2012	2011
Revenues	$4	3	4
Gain on sale of asset	—	4,446	—

	4	4,449	4

Cost and Expenses:
Cost of discontinued operations	265	52	536
Interest expense	160	—	321

	425	52	857

(Loss) income from discontinued operations, before taxes	(421)	4,397	(853)
(Provision) benefit for income taxes	—	—	—

(Loss) income from discontinued operations, net	$(421)	4,397	(853)

MD&A

(BFC)

Revenues for the six months ended June 30, 2012 include a gain of approximately $4.4 million related to the sale of the office building owned by Cypress Creek Holdings during January 2012. There were no significant revenues for the three and six months ended June 30, 2011.

Total costs and expenses for the three months ended June 30, 2011 was $425,000. There were no similar costs for the same period in 2012 due to the sale of the office building in January 2012. Total costs and expenses for the six months ended June 30, 2012 decreased to $52,000 compared to $857,000 for the same period in 2011 due to sale of the office building in January 2012 and the related settlement of the outstanding loan collateralized by the building.

Real Estate Operations-Liquidity and Capital Resources

Due to the cessation of operations at Core and Carolina Oak, the cash and cash equivalents balance with respect to the Real Estate Operations segment at June 30, 2012 and December 31, 2011 was not significant.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At June 30, 2012 and December 31, 2011, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. No reimbursements were made during the three or six months ended June 30, 2012 or the year ended December 31, 2011.

In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the surety bonds exposure in connection with demands made by a municipality. Based on claims made by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated. While Woodbridge did not believe that the municipality had the right to demand payment under the bonds, Woodbridge complied with that request. In August 2010, a motion for summary judgment was entered in Woodbridge’s favor terminating any obligations under the bonds. Subsequent to the motion being granted, the municipality appealed the decision. On March 8, 2012, the Court of Appeals affirmed the district court’s granting of Woodbridge’s motion for summary judgment. During May 2012, the Company received a refund of $3.8 million of the escrow deposit. The $200,000 balance remains in escrow pending a final reconciliation of legal fees related to the matter.

MD&A

(Bluegreen)

Bluegreen

The Company’s consolidated financial statements for the three and six months ended June 30, 2012 and 2011 include the results of operations of Bluegreen. Bluegreen’s results of operations are reported through Bluegreen Resorts, the operating segment of Bluegreen engaged in the vacation ownership industry. Bluegreen Communities, which prior to June 30, 2011 was a separate reporting segment of Bluegreen and BFC, has ceased to be a separate reporting segment as a result of the sales process with respect to, and resulting sale of, substantially all of the assets which comprised Bluegreen Communities. Bluegreen Communities’ operating results are presented as discontinued operations for the three and six months ended June 30, 2012 and 2011. See Note 3 of the “Notes to Unaudited Consolidated Financial Statements” for information regarding the results of discontinued operations. The only assets available to BFC from Bluegreen are dividends when and if paid by Bluegreen. Bluegreen is a separate public company, and the following discussion is derived from or includes disclosure prepared by Bluegreen’s management for inclusion in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. Accordingly, unless noted to the contrary or the context otherwise requires, references to the “Company”, “we”, “us” or “our” in the following discussion are references to Bluegreen and its subsidiaries, and are not references to BFC or BBX Capital. See Note 1 – “Basis of Financial Statement Presentation” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of the Company’s results of operations and Note 3 – “Assets and Liabilities Held for Sale” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the results of discontinued operations and the presentation of assets and liabilities in the Company’s Consolidated Statement of Financial Condition.

Bluegreen is a sales, marketing and management company, primarily focused on the vacation ownership industry. Bluegreen’s business was historically conducted through two operating segments – our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

As a result of Bluegreen’s sale of substantially all of the assets that comprised Bluegreen Communities on May 4, 2012, Bluegreen’s continuing operations only relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case Bluegreen earns fees for providing these services. VOIs in Bluegreens resorts and those sold by Bluegreen on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of the 59 Bluegreen Vacation Club resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to Bluegreen.

Bluegreen Resorts’ results for the three and six months ended June 30, 2012 reflect its continued focus on Bluegreen’s fee-based service business and its efforts to achieve selling and marketing efficiencies. Furthermore, in January 2012 Bluegreen began selling VOI inventory in connection with a new category of sales requiring low levels of capital deployment whereby Bluegreen acquires VOI inventory from resorts’ property owner associations (“POA Sales”) on a non-committed basis, in close proximity to the timing of Bluegreen selling of such VOIs. VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a discount. Since Bluegreen acquires the VOIs from the POAs “just-in-time,” POA Sales are included in Bluegreen’s “Sales of VOIs” along with sales of its existing VOI inventory. In the future, Bluegreen intends to enter into similar “just-in-time” arrangements with third-party developers as part of its fee-based services initiative; however, Bluegreen may not be successful in doing so.

During the three months ended June 30, 2012:

•	Bluegreen earned income from continuing operations of $19.0 million compared to $12.3 million during the three months ended June 30, 2011.

MD&A

(Bluegreen)

•

VOI system-wide sales, which include sales of third-party inventory, were $96.2 million compared to $79.1 million during the three months ended June 30, 2011. VOI system-wide sales during the three months ended June 30, 2012 included $4.4 million of POA Sales described above.

•

Bluegreen sold $39.4 million of third-party inventory and earned sales and marketing commissions of $25.7 million. Including Bluegreen’s resort management, title services, construction management and other fee-based operations, Bluegreen’s total fee-based service revenues were $44.6 million, a 25% increase over the same period in 2011.

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

During the three months ended June 30, 2012 and 2011, Bluegreen sold $39.4 million and $27.0 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $25.7 million and $18.3 million, respectively. Based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses to these sales, Bluegreen believes it generated approximately $7.0 million and $4.6 million in pre-tax profits by providing sales and marketing fee-based services during the three months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012 and 2011, Bluegreen sold $59.1 million and $43.9 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $38.5 million and $29.1 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, Bluegreen believes it generated approximately $9.0 million and $5.8 million in pre-tax profits by providing sales and marketing fee-based services during the six months ended June 30, 2012 and 2011, respectively.

Bluegreen generated “free cash flow” (cash flow from operating and investing activities) during the six months ended June 30, 2012 of $89.8 million compared to $75.6 million during the same period 2011. Free cash flow during 2012 reflects $27.8 million in net proceeds from the sale of the Bluegreen Communities division to Southstar, prior to the associated debt repayment.

Additionally, consistent with initiatives seeking to improve its liquidity, Bluegreen continued to seek cash sales and larger customer down payments on financed sales. During the six months ended June 20, 2012, 59% of Bluegreen’s VOI sales were paid in cash in full within approximately 30 days from the contract date. Refer to Liquidity and Capital Resources section below for additional information.

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

MD&A

(Bluegreen)

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

The activity in Bluegreen’s allowance for uncollectible notes receivable for the six months ended June 30, 2012 was as follows (in thousands):

Balance at December 31, 2011	$73,260
Provision for loan losses (1)	11,783
Write-offs of uncollectible receivables	(17,300)

Balance at June 30, 2012	$67,743

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	For the 12 Month Period Ended June 30,
Division	2012		2011
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	10.0%		11.6%
Loans originated on or after December 15, 2008(1)	6.2	%(2)	6.5	%(2)
Notes receivable secured by homesites	9.0%		9.6%

MD&A

(Bluegreen)

Delinquency Rates (3)	As of
Division	June 30, 2012	December 31, 2011
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.5%	4.9%
Loans originated on or after December 15, 2008(1)	2.1%	3.0%
Notes receivable secured by homesites	3.3%	3.1%

(1)	On December 15, 2008, Bluegreen implemented its FICO® score-based credit underwriting program.
(2)	Reflects, in management’s opinion, the benefits of Bluegreen’s FICO® score-based credit underwriting standards as well as Bluegreen’s policy that loans are not defaulted until after 120 days past due.
(3)	The percentage of Bluegreen’s notes receivable portfolio that was over 30 days past due as of the dates indicated.

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

MD&A

(Bluegreen)

Information regarding the results of operations for Bluegreen Resorts for the three and six months ended June 30, 2012 and 2011 is set forth below (dollars in thousands):

Bluegreen Resorts

	For the Three Months Ended June 30,
	2012		2011
	Amount	% of System- wide sales of VOIs, net	Amount	% of System- wide sale of VOIs, net
	(dollars in thousands)
System-wide sales of VOIs (1)	$96,217		79,149
Changes in sales deferred under timeshare accounting rules	849		(788)

System-wide sales of VOIs, net	97,066	100%	78,361	100%
Less: Sales of third party VOIs	(39,393)	(41)	(26,951)	(34)

Gross Sales of VOIs	57,673	59	51,410	66
Estimated uncollectible VOI notes receivable (2)	(5,458)	(9)	(6,066)	(12)

Sales of VOIs	52,215	54	45,344	58
Cost of VOIs sold (3)	(6,308)	(12)	(6,703)	(15)

Gross profit	45,907	88	38,641	85
Fee-based sales commission revenue	25,703	26	18,308	23
Other fee-based services revenue	18,875	19	17,287	22
Cost of other fee-based services	(10,241)	(11)	(9,231)	(12)
Net carrying cost of VOI inventory	(1,710)	(2)	(2,925)	(4)
Selling and marketing expenses	(40,938)	(42)	(35,018)	(45)
Field general and administrative expenses (4)	(5,094)	(5)	(4,649)	(6)

Operating profit	$32,502	33	22,413	29

	For the Six Months Ended June 30,
	2012		2011
	Amount	% of System- wide sales of VOIs, net	Amount	% of System- wide sale of VOIs, net
	(dollars in thousands)
System-wide sales of VOIs (1)	$170,930		137,623
Changes in sales deferred under timeshare accounting rules	(4,154)		(1,304)

System-wide sales of VOIs, net	166,776	100%	136,319	100%
Less: Sales of third party VOIs	(59,115)	(35)	(43,861)	(32)

Gross Sales of VOIs	107,661	65	92,458	68
Estimated uncollectible VOI notes receivable (2)	(11,849)	(11)	(10,780)	(12)

Sales of VOIs	95,812	57	81,678	60
Cost of VOIs sold (3)	(10,670)	(11)	(13,928)	(17)

Gross profit	85,142	89	67,750	83
Fee-based sales commission revenue	38,481	23	29,072	21
Other fee-based services revenue	37,690	23	34,487	25
Cost of other fee-based services	(19,835)	(12)	(18,170)	(13)
Net carrying cost of VOI inventory	(5,102)	(3)	(7,067)	(5)
Selling and marketing expenses	(73,594)	(44)	(63,547)	(47)
Field general and administrative expenses (4)	(9,407)	(6)	(8,739)	(6)

Operating profit	$53,375	32	33,786	25

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted in the same manner as the sale of Bluegreen’s VOI inventory.
(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs.

MD&A

(Bluegreen)

(3)	Percentages for cost of VOIs sold and gross profit are calculated based on sales of VOIs.
(4)	General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totalled $11.7 million and $9.1 million for the three months ended June 30, 2012 and 2011, respectively and $25.2 million and $19.7million for the six months ended June 30, 2012 and 2011, respectively. (See Corporate General and Administrative Expenses below for further discussion).

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of Bluegreen-owned VOIs as well as sales of VOIs owned by third parties. The sales of third-party VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen use to sell its VOI inventory. Bluegreen earns commissions on such sales from third parties. System-wide sales of VOIs were $96.2 million and $79.1 million during the three months ended June 30, 2012 and 2011, respectively, and were $170.9 million and $137.6 million during the six months ended June 30, 2012 and 2011, respectively. System-wide sales of VOIs increased during the 2012 periods as a result of an increase in the number of sales transactions, partly offset by a lower average sales price per transaction. The number of sales transactions increased due to higher volume of marketing tours from various marketing initiatives including targeted campaigns to owners as well as increased tours from Bluegreen’s alliance marketing programs. Additionally, Bluegreen’s sales further benefited from an improved sale-to-tour conversion ratio. During the three months ended June 30, 2012, Bluegreen’s sale-to-tour conversion ratio was 17.1% compared to 14.5% during the same period of 2011. During the six months ended June 30, 2012, Bluegreen’s sale-to-tour conversion ratio was 17.5% compared to 14.7% during the same period of 2011.

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third parties for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Number of sales offices at period-end	23	20	23	20
Number of Bluegreen VOI sales transactions	5,053	4,505	10,066	8,027
Number of sales made on behalf of third parties for a fee	3,325	2,054	4,904	3,420
Total number of VOI sales transactions	8,378	6,559	14,970	11,447
Average sales price per transaction	$11,748	$12,250	$11,660	$12,189
Number of total prospects tours	48,963	45,348	85,433	77,632
Sale-to-tour conversion ratio– total prospects	17.1%	14.5%	17.5%	14.7%
Number of new prospects tours	28,949	26,966	48,405	44,766
Sale-to-tour conversion ratio– new prospects	12.0%	10.2%	12.5%	10.7%
Percentage of sales to owners	57.3%	57.2%	58.6%	58.1%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $57.7 million and $51.4 million during the three months ended June 30, 2012 and 2011, respectively, and $107.7 million and $92.5 million during the six months ended June 30, 2012 and 2011, respectively. Sales of VOIs owned by Bluegreen increased during 2012 due to the overall increase in the system-wide sales of VOIs, as further described above.

MD&A

(Bluegreen)

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During the three months ended June 30, 2011, due to the timing of revenue recognition, Bluegreen realized a net deferral of approximately $0.8 million as compared to a net recognition of approximately $0.8 million of sales during the same period in 2012. During the six months ended June 30, 2012 and 2011, due to the timing of revenue recognition, we realized a net deferral of approximately $4.2 million and $1.3 million of sales, respectively.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, as reduced by the impact of estimated uncollectible VOI notes receivable as further described below. Sales of VOIs were $52.2 million during the three months ended June 30, 2012 compared to $45.3 million during the three months ended June 30, 2011, and 95.8 million during the six months ended June 30, 2012 compared to $81.7 million during the six months ended June 30, 2011.

In January 2012 Bluegreen began selling VOI inventory in connection with a new category of sales requiring low levels of capital deployment whereby Bluegreen acquires VOI inventory from Bluegreen’s resorts’ property owner associations (“POA Sales”) on a non-committed basis, in close proximity to the timing of our selling of such VOIs. VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by us at a discount. Since Bluegreen acquires the VOIs from the POAs “just-in-time,” POA Sales are included in Bluegreen’s “Sales of VOIs” along with sales of Bluegreen’s existing VOI inventory. In the future, Bluegreen intends to enter into similar “just-in-time” arrangements with third-party developers as part of its fee-based services initiative, although Bluegreen may not be successful in doing so. During the three and the six months ended June 30, 2012, gross revenues from POA Sales were $4.4 million and $7.9 million, respectively.

During the three months ended June 30, 2012 and 2011, Bluegreen reduced revenue by $5.5 million and $6.1 million, respectively, for the estimated future uncollectibles on its loans. During the six months ended June 30, 2012 and 2011, Bluegreen reduced revenue by $11.8 million and $10.8 million, respectively, for the estimated future uncollectibles on our loans. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in our estimates of future note receivable performance for existing and newly originated loans. In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in Bluegreen’s allowance for loan losses. Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 9% and 12% during the three months ended June 30, 2012 and 2011, respectively, and were 11% and 12% during the six months ended June 30, 2012 and 2011, respectively. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from our estimates.

Cost of VOIs Sold. Cost of VOIs sold is the cost of Bluegreen VOIs sold during the period and relieved from inventory. During the three months ended June 30, 2012 and 2011, cost of VOIs sold was $6.3 million and $6.7 million, respectively, and represented 12% and 15%, respectively, of sales of VOIs. During the six months ended June 30, 2012 and 2011, cost of VOIs sold was $10.7 million and $13.9 million, respectively, and represented 11% and 17%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period. Additionally, changes in assumptions, including estimated project sales, future defaults, upgrades and estimated incremental revenue from the resale of repossessed VOI inventory, and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners), are reflected on a retrospective basis in the period the change occurs.

Fee-Based Sales Commission Revenue. Bluegreen earns commissions for the sales of third-party inventory upon the closing of the respective sales transaction. During the three months ended June 30, 2012 and 2011, Bluegreen sold $39.4 million and $27.0 million, respectively, of third-party inventory and earned sales and marketing commissions of $25.7 million and $18.3 million, respectively. Based on an allocation of our selling, marketing and resort general and administrative expenses to these sales, Bluegreen believes it generated approximately $7.0 million and $4.6 million in pre-tax profits from these sales during the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, Bluegreen sold $59.1 million and $43.9 million, respectively, of third-party inventory and earned sales and marketing commissions of $38.5 million and $29.1 million, respectively. Based on an allocation of its selling, marketing and resort general and administrative expenses to these sales, Bluegreen believes it generated approximately $9.0 million and $5.8 million in pre-tax profits from these sales during the six months ended June 30, 2012 and 2011, respectively. The increase in the sales of third-party developer inventory during 2012 is due to the overall increase in the system-wide sales of VOIs further described above.

MD&A

(Bluegreen)

Net Carrying Cost of VOI Inventory. Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory, which is paid to the property owners’ associations that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of its owned VOIs. Accordingly, the net carrying cost for Bluegreen’s unsold inventory fluctuates with the number of VOIs it owns and the number of resorts subject to the developer subsidy arrangements, as well as proceeds from rental and sampler activity. During the three months ended June 30, 2012 and 2011, the carrying cost of Bluegreen’s inventory was $4.2 million and $6.2 million, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $2.5 million and $3.3 million, respectively. During the six months ended June 30, 2012 and 2011, the carrying cost of Bluegreen’s inventory was $10.1 million and $13.0 million, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $5.0 million and $5.9 million, respectively.

Selling and Marketing Expenses. Selling and marketing expenses were $40.9 million and $35.0 million for the three months ended June 30, 2012 and 2011, respectively, and $73.6 million and $63.5 million for the six months ended June 30, 2012 and 2011, respectively. As a percentage of system-wide sales, net, selling and marketing expenses decreased to 42% during the three months ended June 30, 2012 from 45% during the three months ended June 30, 2011. As a percentage of system-wide sales, net, selling and marketing expenses decreased to 44% during the six months ended June 30, 2012 from 47% during the six months ended June 30, 2011. The decreases in percentages during the three and six months ended June 30, 2012 as compared to the same periods in 2011 are due to improved sale-to-tour conversion and a favorable mix of lower-cost marketing programs. Bluegreen’s sale-to-tour ratio increased to 17.1% during the three months ended June 30, 2012 from 14.5% during the three months ended June 30, 2011. Bluegreen’s sale-to-tour ratio increased to 17.5% during the six months ended June 30, 2012 from 14.7% during the six months ended June 30, 2011. Sales to existing owners, which carry a relatively lower marketing cost, accounted for 57% of system-wide sales during both the three months ended June 30, 2011 and 2012. Sales to existing owners accounted for 59% of system-wide sales during the six months ended June 30, 2012, as compared to 58% during the six months ended June 30, 2011.

Field General and Administrative Expenses. Field general and administrative expenses, which represents expenses directly attributable to Bluegreen’s resort sales and marking operations and excludes corporate overhead, were $5.1 million and $4.6 million during the three months ended June 30, 2012 and 2011, respectively, and $9.4 million and $8.7 million during the six months ended June 30, 2012 and 2011, respectively. As a percentage of system-wide sales, net, field general and administrative expenses decreased to 5% during the three months ended June 30, 2012 from 6% during the three months ended June 30, 2011 and remained at 6% during both the six months ended June 30, 2012 and 2011.

Other Fee-Based Services

Revenues and costs related to Bluegreen’s other fee-based services were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Fee-based management services	$15,016	13,639	29,857	26,937
Title operations	2,330	1,669	4,512	3,861
Other	1,529	1,979	3,321	3,689

Total other fee-based services revenue	18,875	17,287	37,690	34,487
Costs:
Fee-based management services	7,077	6,431	14,373	13,015
Title operations	992	570	1,878	1,136
Other	2,172	2,230	3,584	4,019

Total cost of other fee-based services	10,241	9,231	19,835	18,170
Profit:
Fee-based management services	7,939	7,208	15,484	13,922
Title operations	1,338	1,099	2,634	2,725
Other	(643)	(251)	(263)	(330)

Total other fee-based services profit	$8,634	8,056	17,855	16,317

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

Revenues generated by other fee-based services were $18.9 million and $17.3 million during the three months ended June 30, 2012 and 2011, respectively. Revenues generated by other fee-based services were $37.7 million and $34.5 million during the six months ended June 30, 2012 and 2011, respectively. Revenues related to other fee-based services increased in the 2012 periods as Bluegreen provided services to more VOI owners, earned additional fees on new owner programs, and generated higher title revenues on increased sales volumes during the 2012 periods.

Bluegreen intends to continue to pursue its efforts to provide Bluegreen’s management and title services to resort developers and others, on a cash-fee basis. While Bluegreen’s efforts to do so may not be successful, Bluegreen hopes that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $10.2 million and $9.2 million during the three months ended June 30, 2012 and 2011, respectively, and $19.8 million and $18.2 million during the six months ended June 30, 2012 and 2011, respectively. The increases were due to the additional service volume described above.

Interest Income and Interest Expense. The following table details the sources of interest income and interest expense (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income:
VOI Notes receivable	$20,734	21,810	41,791	44,063
Other	179	164	286	344

Total interest income	20,913	21,974	42,077	44,407

Interest Expense:
Receivable-backed notes payable	8,398	9,529	17,083	19,526
Other	2,852	4,844	5,913	10,010

Total interest expense	11,250	14,373	22,996	29,536

Net interest spread	$9,663	7,601	19,081	14,871

Interest Income. Interest income was $20.9 million and $22.0 million during the three months ended June 30, 2012 and 2011, respectively and $42.1 million and $44.4 million during the six months ended June 30, 2012 and 2011, respectively. The decrease in interest income during 2012 periods compared to the same periods of 2011 was a result of the continued decrease in Bluegreen’s VOI notes receivable portfolio, which in turn was due to both the maturing of the portfolio as well as Bluegreen’s efforts to increase cash sales and collect higher down payments on those VOI sales that Bluegreen does finance. Bluegreen expects that its notes receivable portfolio will continue to decrease in the near term due to these factors.

Interest Expense. Interest expense on receivable-backed notes payable was $8.4 million and $9.5 million during the three months ended June, 2012 and 2011, respectively and $17.1 million and $19.5 million during the six months ended June 30, 2012 and 2011, respectively. Interest expense decreased in 2012 compared to 2011 due to lower average outstanding debt balances during 2012 as a result of debt repayments.

MD&A

(Bluegreen)

Bluegreen’s other interest expense, which is mainly comprised of interest on lines of credit and notes payable and its junior subordinated debentures, was $2.9 million and $4.8 million during the three months ended June 30, 2012 and 2011, respectively and $5.9 million and $10.0 million during the six months ended June 30, 2012 and 2011, respectively. Other interest expense decreased in 2012 compared to 2011 primarily due to lower average outstanding debt balances during 2012 as a result of debt repayments.

Bluegreen’s effective cost of borrowing was 7.59 % and 7.64% during the six months ended June 30, 2012 and 2011, respectively.

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

In 2010, Bluegreen began earning servicing fee income for servicing the loan portfolios of certain third-parties. Bluegreen’s servicing fee income was approximately $0.2 million and $0.1 million during the three months ended June 30, 2012 and 2011, respectively and $0.4 million and $0.2 million during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the total principal amount of notes receivable serviced by Bluegreen under these arrangements was $56.2 million.

The cost of Bluegreen’s mortgage servicing operations was $1.2 and $1.3 million during each of the three month periods ended June 30, 2012 and 2011, respectively, and $2.5 million during both the six months ended June 30, 2012 and 2011.

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

Corporate general and administrative expenses were $11.7 million and $9.1 million during the three months ended June 30, 2012 and 2011, respectively and $25.2 million and $19.7 million during the six months ended June 30, 2012 and 2011, respectively. The increase in the 2012 periods compared to the same periods in 2011 primarily reflects increased employee healthcare costs and higher spending on information technology during the 2012 periods.

For a discussion of field selling, general and administrative expenses, see discussion above.

Other Income/Expense, Net. Other expense, net, was $1.2 million for the three months ended June 30, 2011. Other income, net, was insignificant for the three months ended June 30, 2012. Other income, net, was $0.4 million for the six months ended June 30, 2012 as compared to other expense, net, of $0.9 million during the same period of 2012. The amount for each 2011 period includes a charge of $1.2 million due to an unfavorable outcome related to a disputed deposit on an acquisition attempted in 2005.

Non-controlling Interest in Income of Consolidated Subsidiary. Bluegreen includes the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), its 51%-owned subsidiary, in Bluegreen’s condensed consolidated financial statements. The non-controlling interests in income of consolidated subsidiary is the portion of Bluegreen’s consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interests in income of consolidated subsidiary was $2.6 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively and $6.2 million and $3.7 million for the six months ended June 30, 2012 and 2011, respectively.

MD&A

(Bluegreen)

Provision for Income Taxes. Bluegreen’s effective income tax rate related to its continuing operations was approximately 40% and 39% during the six months ended June 30, 2012 and 2011, respectively. Bluegreen’s quarterly effective income tax rates are based upon its current estimated annual rate. Bluegreen’s annual effective income tax rate varies based upon its taxable earnings as well as on Bluegreen’s mix of taxable earnings in the various states in which Bluegreen operates.

Discontinued Operations. On May 4, 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), if any, it receives upon its sale of two specified parcels of real estate purchased by Southstar under the agreement. Bluegreen Communities’ notes receivable were excluded from the assets sold. The operating results of Bluegreen Communities are presented as a discontinued operation for all periods in our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 3 to our Consolidated Financial Statements for additional information.

Below are the results of discontinued operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,017	4,170	3,815	9,893

	1,017	4,170	3,815	9,893

Cost and Expenses:
Cost of discontinued operations	3,053	4,271	5,717	10,169
(Gain) loss on assets held for sale	(59)	52,733	205	52,733
Interest expense	744	772	1,386	1,532

	3,738	57,776	7,308	64,434

Loss from discontinued operations, before taxes	(2,721)	(53,606)	(3,493)	(54,541)
Benefit for income taxes	1,328	20,634	1,797	20,986

Loss from discontinued operations, net	$(1,393)	(32,972)	(1,696)	(33,555)

Revenues of discontinued operations, which primarily consist of sales of homesites, were $1.0 million and $4.2 million during the three months ended June 30, 2012 and 2011, respectively and $3.8 million and $9.9 million during the six months ended June 30, 2012 and 2011, respectively. Revenues during the six months June 30, 2011 period were favorably impacted from the recognition of $1.2 million of sales previously deferred under the percentage of completion method of accounting.

Cost of discontinued operations was $3.1 million and $4.3 million for the three months ended June 30, 2012 and 2011, respectively and $5.7 million and $10.2 million for the six months ended June 30, 2012 and 2011, respectively. Cost of discontinued operations primarily consists of cost of sales of real estate, expenses associated with the operation of two golf courses, selling and marketing expenses, and general and administrative expenses.

Loss on assets held for sale during the three and six months ended June 30, 2011 primarily consisted of a non-cash charge of $52.7 million to write down the carrying value of the assets held for sale to the fair value less cost to sell. The fair value of the assets held for sale was derived from the sale price under the agreement with Southstar and therefore we did not incur a significant gain or loss upon the closing of the sale transaction in May 2012.

Discontinued operations also include interest expense on notes payable which were collateralized by certain

MD&A

(Bluegreen)

Bluegreen Communities inventory and property and equipment as such debt was required to be repaid upon the sale of the related assets. Interest expense was $0.7 million and $0.8 million during the three months ended June 30, 2012 and 2011, respectively, and $1.4 million and $1.5 million during the six months ended June 30, 2012 and 2011, respectively.

Bluegreen’s Liquidity and Capital Resources

Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the six months ended June 30, 2012 and 2011 (in thousands):

	For the Six Months Ended June 30,
	2012	2011
Cash flows provided by operating activities	$64,350	77,759
Cash flows provided by (used in) investing activities	25,478	(2,158)
Cash flows used in financing activities	(105,254)	(80,565)

Net increase in cash and cash equivalents	$(15,426)	(4,964)

Cash Flows from Operating Activities. Bluegreen generated $64.4 million of cash from its operating activities during the six months ended June 30, 2012, as compared to $77.8 million of cash generated during the same period in 2011. The decrease in cash from operating activities during the 2012 period as compared to the same period in 2011 reflects approximately $5.0 million higher VOI construction and development spending at its Bluegreen/Big Cedar Joint Venture and lower cash received from notes receivable due to the decreasing balance of the portfolio. Additionally, cash from operating activities in the first quarter of 2011 benefited from an income tax refund of approximately $2.5 million.

Cash Flows from Investing Activities. Bluegreen generated $25.5 million of cash in its investing activities during the six months ended June 30, 2012, as compared to $2.2 million of cash used during the same period in 2011. The cash generated by Bluegreen’s investing activities during the 2012 period includes the $27.8 million net proceeds received from the sale of Bluegreen Communities, the majority of which was used to repay the H4BG Communities Facility (see “Cash Flows from Financing Activities”).

Cash Flows from Financing Activities. Bluegreen used $105.3 million of cash in its financing activities during the six months ended June 30, 2012, as compared to $80.6 million of cash used during the same period of 2011. Bluegreen used more cash from financing activities in the 2012 period as it repaid in full both the H4BG Communities Facility, which became due and payable upon the sale of the Communities, and the Wells Fargo Term Loan. Also, cash distributions made to the non-controlling member of the Bluegreen/Big Cedar Joint Venture during the 2012 period exceeded the amount of the distribution in the 2011 period. For additional information on the availability of cash from our existing credit facilities as well as our repayment obligations, see Liquidity and Capital Resources below.

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

During the six months ended June 30, 2012, including down payments received on financed sales, 59% of Bluegreen’s VOI sales were paid in cash within approximately 30 days from the contract date. Bluegreen believes that the amount of cash received within 30 days is a result of (i) incentives paid to its sales associates for generating cash sales volume, and (ii) point-of-sale credit card programs provided by third parties for Bluegreen’s customers. Should such programs change or be eliminated, or other factors occur which would cause cash sales to be less attractive or desirable to purchasers Bluegreen’s percentage of cash sales could decrease significantly.

MD&A

(Bluegreen)

While the vacation ownership business has historically been capital intensive, Bluegreen’s principal goal in the current environment has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing Bluegreen sales associates and creating programs with third-party credit card companies to generate higher percentages of Bluegreen sales in cash compared to historical levels, as discussed above; (ii) maintaining sales volumes that allow Bluegreen to focus on what it believes to be the most efficient marketing channels available to Bluegreen; (iii) minimizing capital and inventory expenditures; and (iv) utilizing Bluegreen’s sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for Bluegreen. Bluegreen’s free cash flow generated from collections on its note receivable portfolio is expected to decrease as the portfolio decreases. However, while there is no assurance it will be the case, we also expect that our cash used in financing activities, specifically required repayments on receivable-backed debt, will also decrease.

Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon Bluegreen providing financing to its buyers. Bluegreen’s ability to sell and/or borrow against its notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. When Bluegreen sells VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to diversify its sources of such financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Although Bluegreen expects to continue to develop VOIs at its Bluegreen/Big Cedar Joint Venture in the near-term, Bluegreen believes that in general Bluegreen currently has adequate completed VOIs in inventory to satisfy its needs for the next few years. Accordingly, except for development at the Bluegreen/Big Cedar Joint Venture, Bluegreen expects acquisition and development expenditures to remain at current levels in the near term. However, if the opportunity to acquire a strategic property on favorable terms presents itself, Bluegreen may decide to acquire or develop more inventory in the future which would increase its acquisition and development expenditures and may require Bluegreen to incur additional debt. Bluegreen currently expects development expenditures for the second half of 2012 to be in a range of approximately $10.0 million to $15.0 million, with the majority of spending related to the Bluegreen/Big Cedar Joint Venture.

In addition, in connection with Bluegreen’s POA Sales and initiatives to pursue other potential “just in time” inventory purchases as part of its fee-based service activities, Bluegreen may acquire inventory from time to time in the future. Although there is no assurance, such acquisitions are not expected to materially adversely impact Bluegreen’s balance sheet or cash flows.

Bluegreen may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, however, such financing may not be available to us on favorable terms or at all. If Bluegreen’s efforts are unsuccessful, its liquidity would be significantly adversely impacted. Further, Bluegreen may not issue additional shares of its common stock under the terms of Bluegreen’s agreement with BFC.

Bluegreen’s levels of debt and debt service requirements have several important effects on its operations, including the following: (i) its significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases its vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) its leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to its indebtedness requires Bluegreen to meet certain financial tests and restricts its ability to, among other things, borrow additional funds, dispose of assets or make investments; and (iv) its leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. In addition, certain of Bluegreen financing arrangements limit its ability in the near term to pay cash dividends on its common stock and repurchase shares. Bluegreen’s financing arrangements may be also impacted by its pending merger with BFC. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen does.

MD&A

(Bluegreen)

Credit Facilities

The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of Bluegreen’s liquidity as of June 30, 2012. These facilities do not constitute all of Bluegreen’s outstanding indebtedness as of June 30, 2012. Bluegreen’s other indebtedness includes outstanding junior subordinated debentures and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintain various credit facilities with financial institutions that provide receivable financing for its operations. Bluegreen had the following credit facilities with future availability as of June 30, 2012 (in thousands):

	Borrowing Limit	Outstanding Balance as of June 30, 2012	Availability as of June 30, 2012	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2012
BB&T Purchase Facility(1)	$50,000	39,400	10,600	December 2012; December 2015	30 day LIBOR +3.50%; 4.75%(3)
2011 Liberty Bank Facility(1)(2)	60,000	9,598	19,213	February 2013; February 2016	Prime Rate +2.25%; 6.50%(4)
CapitalSource Facility(1)	30,000	9,157	20,843	September 2013; September 2016	30 day LIBOR+5.75%; 6.50%(5)
Quorum Purchase Facility(1)	25,000	11,710	13,290	March 2013; December 2030	8.0%; 6.5%(6)

	$165,000	69,865	63,946

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.
(2)	In February 2011, Bluegreen entered into a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. Availability under the 2011 Liberty Bank Facility is reduced by the amounts outstanding to the extending participants under the 2008 Liberty Bank Facility, as the aggregate amount outstanding to such participants under the 2008 Liberty Bank Facility and the 2011 Liberty Bank Facility at any point in time cannot exceed $60.0 million. The amount outstanding under the 2008 Liberty Bank Facility to the extending participants was $31.2 million as of June 30, 2012.
(3)	Interest charged on this facility is subject to a LIBOR floor of 1.25%
(4)	Interest charged on this facility is subject to a floor of 6.50%.
(5)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.
(6)	Interest charged on $6.6 million of the outstanding balance as of June 30, 2012 is subject to a fixed rate of 8.0%. Interest charged on $5.1 million of the outstanding balance as of June 30, 2012 as well as any future advances is subject to a fixed rate of 6.5%.

BB&T Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”)(the “BB&T Purchase Facility”) that allows for maximum outstanding borrowings of $50.0 million on a revolving basis through December 17, 2012. The BB&T Purchase Facility provides for the financing of Bluegreen’s timeshare receivables at an advance rate of 67.5% during the revolving advance period, subject to the terms of the facility and eligible collateral. The BB&T Purchase Facility matures three years after the expiration of the revolving advance period (such three-year period, the “Term-Out Period”), or earlier as provided under the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5% (4.75% as of June 30, 2012). During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. The 30-day LIBOR rate is subject to a floor of 1.25%.

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

MD&A

(Bluegreen)

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.

During the six months ended June 30, 2012, Bluegreen pledged $20.0 million of VOI notes receivable to this facility and received cash proceeds of $13.5 million. Bluegreen also repaid $2.9 million on the facility.

2011 Liberty Bank Facility. In February 2011, Bluegreen entered into a $60.0 million revolving hypothecation facility (the “2011 Liberty Bank Facility”) with certain participants in our 2008 Liberty Bank Facility. (See “Other Outstanding Receivable-Backed Notes Payable - 2008 Liberty Bank Facility” below for information regarding the 2008 Liberty Bank Facility). The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during the two-year period ending in February 2013, subject to eligible collateral and terms and conditions Bluegreen believes to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($31.2 million as of June 30, 2012), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will, subject to its terms, revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of June 30, 2012).

During the six months ended June 30, 2012, Bluegreen received cash proceeds of $0.4 million in order to adjust its outstanding balance to be consistent with previously pledged collateral. Bluegreen also repaid $1.7 million on the facility during the period.

CapitalSource Facility. On September 20, 2011, Bluegreen entered into a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen believes are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of June 30, 2012).

During the six months ended June 30, 2012, Bluegreen pledged $13.2 million of VOI notes receivable to this facility and received cash proceeds of $10.6 million. Bluegreen also repaid $1.4 million on the facility during the period.

Quorum Purchase Facility. On March 1, 2012, Bluegreen amended and expanded an existing timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the amended facility and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2013 eligible timeshare receivables from Bluegreen or certain of its subsidiaries in an amount of up to an aggregate $25.0 million purchase price. The amended terms of the Quorum Purchase Facility include an 83% advance rate and a program fee rate of 6.5% per annum with respect to any future advances and $5.1 million of the outstanding balance at June 30, 2012 ($6.6 million of the outstanding balance at June 30, 2012 bears interest at a fixed rate of 8.0%). Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payments of fees, interest and principal under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by Bluegreen.

MD&A

(Bluegreen)

During the six months ended June 30, 2012, Bluegreen pledged $6.4 million of VOI notes receivable to this facility and received cash proceeds of $5.3 million. Bluegreen also repaid $1.1 million on the facility.

Other Outstanding Receivable-Backed Notes Payable

Bluegreen has outstanding obligations under various receivable-backed credit facilities and securitizations that have no remaining future availability. Information regarding these facilities and securitizations is set forth in the table below (dollars in thousands):

	Outstanding Balance as of June 30, 2012	Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2012
2008 Liberty Bank Facility	$42,530	August 2014	Prime + 2.25%; 6.50% (1)
NBA Receivables Facility	13,457	September 2017, October 2018 (2)	30 day LIBOR+5.25%; 6.75% (3)
GE Bluegreen/Big Cedar Facility	11,438	April 2016	30 day LIBOR+1.75%;2.00%
Legacy Securitization (4)	12,879	September 2025	12.00%
Other Non-Recourse Receivable-Backed Notes Payable	288,468	December 2015 – March 2026	5.27%-7.88%

	$368,772

(1)	Interest charged on this facility is subject to a floor of 6.50%
(2)	$8.5 million of the amount outstanding as of June 30, 2012 matures on September 30, 2017, and $5.0 million matures on October 31, 2018.
(3)	Interest charged on this facility is subject to a floor of 6.75%.
(4)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $1.5 million.

2008 Liberty Bank Facility. Bluegreen has an outstanding revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired pursuant to the terms of the facility. All outstanding borrowings are scheduled to mature no later than August 27, 2014. Indebtedness under the 2008 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of June 30, 2012). During the six months ended June 30, 2012, Bluegreen repaid $7.2 million on the facility.

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with this facility. During the six months ended June 30, 2012, Bluegreen repaid $3.3 million on the facility. The advance period under the facility has expired and $8.5 million of the amount outstanding as of June 30, 2012 matures on September 30, 2017, and $5.0 million matures on October 31, 2018. Indebtedness under the NBA Facility bears interest at 30-day LIBOR rate plus 5.75% (6.75% as of June 30, 2012).

MD&A

(Bluegreen)

GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility has expired, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (2.00% as of June 30, 2012). During the six months ended June 30, 2012, Bluegreen repaid $4.1 million on the facility.

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

Bluegreen guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. Indebtedness under the facility bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. During the six months ended June 30, 2012, Bluegreen repaid $3.3 million on the facility.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, Bluegreen has other non-recourse securitization debt outstanding. While the ownership of VOI receivables under these securitizations was transferred for legal purposes, these transfers have been accounted for as secured borrowings since January 1, 2010 and therefore are included on Bluegreen’s balance sheet. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and to fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen. During the six months ended June 30, 2012, Bluegreen repaid $44.5 million under these facilities.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

Bluegreen has outstanding obligations under various credit facilities and other notes payable collateralized by Bluegreen’s inventories. As of June 30, 2012, these included the following significant items (dollars in thousands):

	Outstanding Balance as of June 30, 2012	Borrowing Maturity (1)	Borrowing Rate; Rate as of June 30, 2012
RFA AD&C Facility	$14,808	December 2012	10.00%
Foundation Capital	9,474	October 2015	8.00% (2); 8.00%
Textron AD&C Facility	2,945	April 2013	Prime + 1.50%; 4.75%
Fifth Third Bank Note Payable	2,814	April 2023	30-day LIBOR+3.00%; 3.25%
Other Lines-of-Credit and Notes Payable	2,495	June 2013 - March 2023	5.00%-6.00%

	$32,536

MD&A

(Bluegreen)

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between June 30, 2012 and maturity.
(2)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.

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

On March 30, 2012, the Club 36 Loan was amended to extend the maturity date from June 30, 2012 to December 31, 2012 and to grant Bluegreen an option, subject to certain provisions and the payment of certain additional fees, to further extend the maturity date of the Club 36 Loan until June 30, 2013 with respect to approximately $9.1 million of the amounts outstanding under the facility. The amendment also changed the interest rate under the Club 36 Loan from LIBOR plus 4.5% to a fixed rate of 10%.

During the six months ended June 30, 2012, Bluegreen repaid $6.8 million of the outstanding balance under this facility.

Foundation Capital. In 2010, in two separate transactions, Bluegreen Big Cedar Joint Venture acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the Bluegreen/Big Cedar Joint Venture’s existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc (“Foundation Capital”), with notes totaling $13.2 million. The real estate property acquired in connection with these transactions serves as collateral on the notes payable. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. During the six months ended June 30, 2012, Bluegreen Big Cedar Joint Venture repaid $3.4 million of the outstanding balance.

Textron AD&C Facility. Bluegreen has a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.50% (4.75% as of June 30, 2012) and is due monthly. The advance period under the Textron AD&C Facility has expired.

The outstanding balance under the Textron AD&C facility as June 30, 2012 of $2.9 million relates to the sub-loan used for the acquisition of Bluegreen’s Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013. During the six months ended June 30, 2012, Bluegreen repaid $0.9 million of the outstanding balance under the facility.

Fifth Third Bank Note Payable. In April 2008, Bluegreen purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.25% as of June 30, 2012). Repayments of the outstanding balance during the six months ended June 30, 2012 were not material.

Commitments

Bluegreen’s material commitments as of June 30, 2012 included the required payments due on Bluegreen’s receivable-backed debt, lines-of-credit and other notes payable, commitments to complete its projects based on Bluegreen’s sales contracts with customers and commitments under non-cancelable operating leases.

MD&A

(Bluegreen)

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and Bluegreen’s non-cancelable operating leases by period date, as of June 30, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Purchase Accounting Adjustments	Total
Receivable-backed notes payable (1)	$—	48,047	84,358	306,232	(742)	437,895
Lines-of-credit and notes payable	20,277	1,668	8,910	1,681	(252)	32,284
Jr. subordinated debentures	—	—	—	110,827	(52,275)	58,552
Noncancelable operating leases	5,884	11,131	10,920	19,585	1,484	49,004

Total contractual obligations	26,161	60,846	104,188	438,325	(51,785)	577,735

Interest Obligations (2)
Receivable-backed notes payable	28,925	56,094	46,369	122,240	—	253,628
Lines-of-credit and notes payable	2,001	2,109	517	319	—	4,946
Jr. subordinated debentures	5,886	11,772	11,772	109,636	—	139,066

Total contractual interest	36,812	69,975	58,658	232,195	—	397,640

Total contractual obligations	$62,973	130,821	162,846	670,520	(51,785)	975,375

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $1.5 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2012.

Bluegreen estimates that the cash required to satisfy Bluegreen’s development obligations related to resort buildings and resort amenities is approximately $5.7 million as of June 30, 2012. Bluegreen also estimates that the cash required to satisfy its obligations related to Bluegreen Communities projects is approximately $0.9 million as of June 30, 2012. Bluegreen plans to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, Bluegreen may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future.

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

MD&A

(Bluegreen)

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

Off-Balance-Sheet Arrangements

As of June 30, 2012, Bluegreen did not have any “off-balance sheet” arrangements.

MD&A

(BBX Capital)

Financial Services

The Company’s consolidated financial statements for the three and six months ended June 30, 2012 and 2011 include the results of operations of BBX Capital. On July 31, 2012, BBX Capital completed the sale of BankAtlantic to BB&T Corporation (“BB&T”). As a result of the sales process with respect to, and ultimate sale of, BankAtlantic, the financial statements reflect BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units as discontinued operations for the three and six months ended June 30, 2012 and 2011. BBX Capital’s continuing operations are reported through two reportable segments: BankAtlantic’s commercial lending reporting unit and BBX Capital Parent Company. The only assets available to BFC from BBX Capital are dividends when and if paid by BBX Capital. BBX Capital is a separate public company, and its management prepared the following discussion, which was included in BBX Capital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries, references to the “Parent Company” are references to BBX Capital, at its parent company level, and none of the foregoing are references to BFC or Bluegreen. See Note 1 – “Basis of Financial Statement Presentation” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of the Company’s results of operations and Note 3 – “Assets and Liabilities Held for Sale” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the results of discontinued operations and the presentation of assets and liabilities in the Company’s Consolidated Statement of Financial Condition.

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) (the “Parent Company” or “BBX Capital”) and subsidiaries (BBX Capital, together with its subsidiaries, the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2012. On November 1, 2011, BBX Capital entered into a definitive agreement to sell BankAtlantic to BB&T Corporation (“BB&T”), which agreement was amended on March 13, 2012 (“Agreement”). Due to the Agreement and completion on July 31, 2012 of the sale of BankAtlantic to BB&T under the Agreement (the sale and related transactions, the “Transaction”), the financial statements reflect BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units as discontinued operations for the three and six months ended June 30, 2012 and 2011, respectively. BBX Capital expects to continue commercial lending activities subsequent to the Transaction resulting in the inclusion of BankAtlantic’s Commercial Lending reporting unit (“CLRU”) in continuing operations for the three and six months ended June 30, 2012 and 2011. See Note 1 – “Basis of Financial Statement Presentation” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of the Company’s results of operations and Note 2 – “Assets and Liabilities Held for Sale” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of assets and liabilities in the Company’s Statement of Condition.

Consolidated Results of Operations

CLRU consists of the results of operations of BankAtlantic’s Commercial Lending reporting unit which includes the interest income and impairments associated with $378.2 million of commercial loans included in assets held for sale as of June 30, 2012 that were transferred to BB&T upon the consummation of the Transaction on July 31, 2012. The CLRU results of operations also include BankAtlantic’s general corporate overhead.

Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended June 30,
	2012	2011	Change
CLRU	$(1,688)	(10,138)	8,450
Parent Company	(6,672)	(7,568)	896

Loss from continuing operations	$(8,360)	(17,706)	9,346

For the Three Months Ended June 30, 2012 Compared to the Same 2011 Period:

The improvement in CLRU’s net loss during the 2012 quarter compared to the 2011 quarter was primarily the result of lower operating expenses and a decrease in the provision for loan losses partially offset by a decline in net interest income.

MD&A

(BBX Capital)

The decrease in operating expenses reflects a reduction in real estate owned impairments as well as lower compensation and occupancy expenses. During the three months ended June 30, 2011, a $5.2 million valuation allowance was established on one real estate owned property due to an updated valuation compared to $1.2 million of valuation allowances established during the 2012 quarter. The decline in employee compensation resulted primarily from workforce reductions and the corresponding reduction in payroll taxes and employee benefits. The lower occupancy expense reflects the consolidation of back-office facilities during prior periods. The decrease in the provision for loan losses primarily reflects a significant reduction in charge-offs and the slowing in the amount of commercial loans migrating to a delinquency or non-accrual status compared to prior periods. This reduction resulted in improved historical loss experience ratios during 2012 compared to 2011 with corresponding declines in the allowance for loan losses. The lower net interest income resulted primarily from a significant reduction in commercial loan average balances and secondarily from lower average loan yields.

The decrease in the Parent Company’s loss for the 2012 quarter compared to the same 2011 quarter resulted primarily from a $1.5 million impairment on an equity security during the 2011 quarter with no security impairments during the same 2012 period. Also contributing to the reduced 2012 Parent Company loss was a $0.5 million decline in the provision for loan losses and $0.4 million of lower expenses partially offset by an increase in interest expense on junior subordinated debentures. The decrease in the provision for loan losses primarily reflects lower charge-offs during the 2012 quarter compared to the 2011 quarter. The decrease in non-interest expense was mainly the result of lower impairments on real estate owned. The increase in interest expense resulted from higher average balances on junior subordinated debentures during the 2012 quarter compared to the 2011 quarter reflecting the deferral of interest on junior subordinated debentures during prior periods.

For the Six Months Ended June 30, 2012 Compared to the Same 2011 Period:

	For the Six Months Ended June 30,
	2012	2011	Change
CLRU	$(5,630)	(17,817)	12,187
Parent Company	(15,901)	(14,089)	(1,812)

Loss from continuing operations	$(21,531)	(31,906)	10,375

The improvement in CLRU’s net loss during the six months ended June 30, 2012 compared to the same 2011 period resulted primarily from the items discussed above for the three months ended June 30, 2012 compared to the same 2011 period.

The increase in the Parent Company’s loss for the six months ended June 30, 2012 resulted primarily from higher professional fees due to TruPs related litigation in Delaware associated with the BB&T Transaction.

Results of Discontinued Operations

The (loss) income from BankAtlantic’s discontinued operations was as follows (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2012	2011	Change	2012	2011	Change
Net interest income	$14,676	21,871	(7,195)	32,149	44,826	(12,677)
Provision for loan losses	(7,301)	(6,396)	(905)	(16,518)	(27,381)	10,863
Non-interest income	14,733	59,646	(44,913)	32,257	82,139	(49,882)
Non-interest expense	(26,055)	(34,014)	7,959	(52,871)	(67,163)	14,292
Provision for income taxes	—	—	—	—	—	—

(Loss) income from discontinued operations	$(3,947)	41,107	(45,054)	(4,983)	32,421	(37,404)

MD&A

(BBX Capital)

For the Three Months Ended June 30, 2012 Compared to the Same 2011 Period:

The significant decline in earnings from discontinued operations during the three months ended June 30, 2012 compared to the same 2011 period primarily resulted from the sale during the 2011 period of 19 Tampa branches and related facilities to an unrelated financial institution for a net gain of $38.7 million. The remaining earnings decline during the 2012 quarter compared to the 2011 quarter reflects lower net interest income and deposit service fee income. The decline in net interest income resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in low yielding cash balances at the Federal Reserve Bank. The decline in deposit fee income primarily reflects fewer deposit accounts as a result of the sale of the Tampa branches and lower overdraft fees. We believe that the decline in overdraft fees reflects higher customer balances, regulatory initiatives and changes in our overdraft policies, as well as changes in customer behavior. The above reductions in net interest income and non-interest income during the three months ended June 30, 2012 compared to the same 2011 period were partially offset by lower operating expenses. The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale on June 3, 2011.

For the Six Months Ended June, 2012 Compared to the Same 2011 Period:

The significant decline in earnings from discontinued operations during the six months ended June 30, 2012 compared to the same 2011 period primarily was the result of the items discussed above for the three months ended June 30, 2012 compared to the same 2011 period. The improvement in the provision for loan losses resulted primarily from a significant decline in charge-offs and reductions in the allowance for loan losses associated with improved charge-off trends during the 2012 six month period compared to the same 2011 period.

CLRU Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Commercial Lending Reporting Unit (“CLRU”) (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2012	2011	Change	2012	2011	Change
Interest income	$7,242	11,109	(3,867)	15,401	22,862	(7,461)
Provision for loan losses	625	(3,799)	4,424	1,386	(10,646)	12,032

Net interest income after provision for loan losses	7,867	7,310	557	16,787	12,216	4,571
Non-interest income	—	12	(12)	70	13	57
Non-interest expense	(9,555)	(17,460)	7,905	(22,487)	(30,046)	7,559

CLRU loss before income taxes	(1,688)	(10,138)	8,450	(5,630)	(17,817)	12,187
Provision for income taxes	—	—	—	1	—	(1)

CLRU net loss	$(1,688)	(10,138)	8,450	(5,631)	(17,817)	12,186

MD&A

(BBX Capital)

Interest Income

The average balance and average yield of CLRU’s commercial loans during the three months ended June 30, 2012 were $672.7 million and 4.31%, respectively, compared to $945.3 million and 4.70%, respectively, during the same 2011 period. The average balance and average yield of CLRU’s commercial loans during the six months ended June 30, 2012 were $728.2 million and 4.23%, respectively, compared to $976.8 million and 4.68%, respectively, during the same 2011 period. The reduction in average balances reflects loan repayments, migration of loans to real estate owned and loan sales as well as a substantial decline in loan originations. The lower yields reflect the repayment of loans with higher yields than the existing loan portfolio.

Asset Quality

The loans and real estate owned and related data presented below as of June 30, 2012 and for the three and six months ended June 30, 2012 excludes loans and real estate owned transferred to BB&T under the terms of the Agreement as these loans are included in assets held for sale.

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

	June 30, 2012			December 31, 2011
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial non-real estate	$800	3.29%	6.01%	$16,408	13.89%	4.60%
Commercial real estate	4,383	1.67	64.93	66,269	9.84	26.23
Small business	1,326	4.16	7.89	7,168	2.52	11.09
Residential real estate	237	0.36	16.19	16,704	1.79	36.34
Consumer	407	2.02	4.98	22,554	4.04	21.74

Total allowance for loan losses	$7,153	1.77%	100.00%	$129,103	5.03%	100.00%

Included in the allowance for loan losses as of June 30, 2012 and December 31, 2011 were specific valuation allowances by loan type as follows (in thousands):

	June 30,	December 31,
	2012	2011
Commercial non-real estate	$237	15,408
Commercial real estate	1,265	51,798
Small business	790	861
Consumer	—	1,454
Residential	—	6,942

Total	$2,292	76,463

MD&A

(BBX Capital)

The decrease in the allowance for loan losses at June 30, 2012 compared to December 31, 2011 resulted primarily from the charge-off of specific valuation allowances on collateral dependent loans as well as from the transfer of loans to assets held for sale. In connection with the BB&T Transaction, BankAtlantic transferred $1.8 billion of loans and $46.1 million of allowance for loan losses to assets held for sale. The reduction in allowance for loan losses to gross loans in each category reflects the charge-off of $65.7 million of the specific valuation allowances discussed in the following paragraph and the fact that a higher percent of the loans which were not transferred to assets held for sale (because they were not transferred to BB&T in the Transaction) are non-performing and/or collateral dependent. An allowance for loan losses was not established for those collateral dependent loans as those loans were instead charged-down to the fair value of the collateral less cost to sell. The specific valuation allowance as of June 30, 2012 reflects impaired loans measured based on present value of expected cash flows discounted at the loan’s effective interest rate or appraisal adjustments on collateral dependent impaired loans.

As part of the transition of the regulation of OTS savings associations to the OCC, the OCC provided guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including guidance surrounding specific valuation allowances on collateral dependent loans. Under OCC guidance, where the appraised value of collateral on a collateral dependent loan is less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance is now generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and, during the first quarter of 2012, the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell. This charge down consisted entirely of the charging-off of existing specific valuation allowances. As a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce the Company’s allowance for loan losses and recorded investment in the loans. Further, these charge-offs of specific valuation allowances did not impact the estimation of the allowance for loan losses as the change in the specific valuation allowances was always a factor in the overall estimation of BankAtlantic’s allowance for loan losses.

The activity in CLRU’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Allowance for Loan Losses:	2012	2011	2012	2011
Balance, beginning of period	$5,571	89,036	82,676	93,816
Charge-offs :
Commercial real estate	(1,778)	(13,546)	(52,501)	(26,214)
Commercial non-real estate	—	(124)	(14,614)	(588)

Total Charge-offs	(1,778)	(13,670)	(67,115)	(26,802)
Recoveries of loans previously charged-off	2,017	132	2,071	1,637

Net (charge-offs)	239	(13,538)	(65,044)	(25,165)
(Recovery from) provision for loan losses	(625)	3,799	(1,386)	10,646
Transfer to assets held for sale	—	—	(11,061)	—

Balance, end of period	$5,185	79,297	5,185	79,297

Commercial real estate charge-offs during the three months ended June 30, 2012 primarily represent declines in collateral values on collateral dependent non-accrual loans based on updated property valuations. Management

MD&A

(BBX Capital)

believes that the significant decline in commercial real estate charge-offs during the 2012 quarter compared to the 2011 quarter reflects the stabilization of commercial property values resulting in lower loss severity impairments from updated valuations.

The commercial loan recoveries during the three and six months ended June 30, 2012 primarily resulted from loan short sales at amounts higher than the loan’s carrying value and cash settlements with borrowers in connection with obtaining deeds in lieu of foreclosure.

Commercial real estate loan charge-offs during the six months ended June 30, 2012 included $46.7 million of charge-offs related to previously established specific valuation allowances as discussed above. Excluding these specific valuation allowance charge-offs, commercial real estate charge-offs declined from $26.2 million during the six months ended June 30, 2011 to $5.9 million for the same 2012 period. Commercial real estate loan charge-offs during the 2012 six month period included $4.0 million related to one $16.3 million commercial residential loan transferred to loans held for sale. During the six months ended June 30, 2011, commercial real estate loan charge-offs included $12.6 million of charge-offs related to commercial other loans, $5.1 million of charge-offs related to commercial residential loans and $0.2 million of charge-offs related to owner occupied loans.

Commercial non-real estate charge-offs during the six months ended June 30, 2012 included $12.5 million of charge-offs related to previously established specific valuation allowances. The remaining $2.1 million of charge-offs during the 2012 period related to one asset backed lending relationship. The commercial non-real estate loan charge-offs during the six months ended June 30, 2011 primarily related to one $0.5 million business loan in the real estate brokerage industry.

The improvement in the provision for loan losses for the three and six months ended June 30, 2012 compared to the same 2011 period reflects declining commercial real estate loan balances, improved historical loss experience during 2012 compared to 2011, and a decline in loans migrating to non-accrual status.

Pursuant to the Agreement with BB&T, commercial loans with a recorded investment of $378.2 million as of March 31, 2012 were transferred to assets held for sale as these loans were anticipated to be transferred to BB&T in the Transaction. The allowance for loan losses associated with these commercial loans as of March 31, 2012, which were included in the above table for the six months ended June 30, 2012, was $11.1 million.

At the indicated dates, CLRU’s non-performing assets, loans contractually past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans as of June 30, 2012 (amounts at June 30, 2012 exclude loans included in assets held for sale), and as of December 31, 2011 were as follows (in thousands):

	As of
	June 30, 2012	December 31, 2011
NON-PERFORMING ASSETS
Tax certificates	$5,338	3,094
Residential (1)	57,090	85,855
Commercial real estate (2)	167,278	206,038
Commercial non-real estate	5,607	19,172
Small business	6,267	12,016
Consumer	8,261	14,134

Total non-accrual assets (3)	249,841	340,309

REPOSSESSED ASSETS:
Tax certificates	707	800
Residential real estate	5,663	9,592
Commercial real estate	67,447	63,091
Small business real estate	3,515	3,883
Consumer real estate	477	671

Total repossessed assets	77,809	78,037

Total non-performing assets	$327,650	418,346

OTHER ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more (4)	$—	80
Troubled debt restructured loans	75,428	116,954
TOTAL OTHER ACCRUING

IMPAIRED LOANS	$75,428	117,034

MD&A

(BBX Capital)

(1)	Includes $22.1 million and $33.2 million of interest-only residential loans as of June 30, 2012 and December 31, 2011, respectively.
(2)	Excluded from the above table as of June 30, 2012 and December 31, 2011 were $3.7 million and $8.1 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.
(3)	Includes $75.4 million and $124.8 million of troubled debt restructured loans as of June 30, 2012 and December 31, 2011, respectively.
(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

The decline in non-performing assets at June 30, 2012 compared to December 31, 2011 reflects the charge-off of $66.5 million of collateral dependent loans, payoffs and loan short sales.

The decline in commercial real estate non-accrual loans resulted primarily from $46.7 million of loan charge-offs associated with previously established specific valuation allowances and the payoff of $27.4 million of commercial residential loans partially offset by $41.7 million of commercial loans transferring to nonaccrual.

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

The lower repossessed assets balances resulted primarily from the sale of residential real estate owned. During the six months ended June 30, 2012, $21.6 million of loans migrated to real estate owned, $4.1 million of impairments were recognized and $18.7 million of real estate owned properties were sold. During the six months ended June 30, 2011, $25.0 million of loans migrated to real estate owned and $10.1 million of real estate owned properties were sold. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets as well as sales of real estate owned to increase.

In response to current market conditions, management generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. The concessions made to borrowers experiencing financial difficulties have generally included, among others, the reduction of contractual interest rates and, in some cases, forgiveness of a portion of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments until the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and the days past due are not reset on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

MD&A

(BBX Capital)

Troubled debt restructured loans by loan type were as follows (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$107,861	56,988	108,946	96,146
Small business	2,859	6,001	4,024	6,878
Consumer	1,099	10,369	1,071	11,536
Residential	9,021	2,070	10,718	2,394

Total	$120,840	75,428	124,759	116,954

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 45.4% of our $172.9 million of non-accrual commercial loans as of June 30, 2012. The following table outlines general information about these seven relationships as of June 30, 2012 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment (3)	Date loan Originated	Date Placed on Nonaccrual	Default Date (2)	Loan Class	Date of Last Full Appraisal
Commercial Land Developers
Relationship No. 1	$10,338	6,907	Q1-2005	Q4-2010	(1)	Land	Q4-2011
Relationship No. 2	30,516	9,392	Q4-2006	Q4-2008	Q4-2008	Land	Q4-2011
Relationship No. 3	17,642	10,686	Q1-1995	Q4-2009	Q4-2009	Land	Q1-2012
Relationship No. 4	31,050	11,058	Q4-2007	Q4-2008	(1)	Land	Q4-2011

Total	$89,546	38,043

Commercial Non-Residential Developers
Relationship No. 5	$24,790	12,109	Q2-2008	Q4-2011	(1)	Other	Q1-2012
Relationship No. 6	25,379	16,159	Q3-2006	Q2-2010	(1)	Other	Q2-2012
Relationship No. 7	18,388	12,255	Q1-2007	Q3-2010	(1)	Other	Q2-2012

Total	$68,557	40,523

Total of Large Relationships	$158,103	78,566

(1)	The loan is currently not in default; however, management believes that it is not probable that the borrower will comply with the contractual or modified loan repayment terms.
(2)	The default date is defined as the date of the initial missed payment prior to default.
(3)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.

The following table presents purchased residential loans by year of origination segregated by amortizing and interest only loans June 30, 2012 (excluding purchased residential loans to be transferred to BB&T under the terms of the Agreement as these loans are included in assets held for sale) (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
2007	$5,302	3,038	78.74%	169.56%	713	667	4,860	41.55%
2006	5,514	3,800	74.34%	131.16%	685	581	4,633	37.93%
2005	7,752	4,589	77.74%	135.26%	704	596	7,752	38.06%
2004	20,668	15,853	74.87%	103.79%	714	584	17,837	36.65%
Prior to 2004	4,644	4,348	72.98%	71.53%	709	579	4,012	36.64%

MD&A

(BBX Capital)

	Interest Only Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
2007	$10,504	5,957	77.66%	138.74%	741	681	9,925	37.19%
2006	17,062	9,503	77.54%	127.49%	732	639	16,574	33.83%
2005	6,371	3,828	73.44%	132.23%	719	689	5,748	37.49%
2004	3,974	2,730	73.78%	137.68%	728	626	3,974	27.55%
Prior to 2004	1,836	1,444	63.44%	70.72%	711	619	1,836	28.22%

The following table presents purchased residential loans by geographic area segregated by amortizing and interest-only loans at June 30, 2012 (dollars in thousands):

	Amortizing Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV(1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
Arizona	$321	301	79.63%	50.68%	741	494	321	45.11%
California	9,361	6,621	75.89%	110.42%	706	630	7,392	37.84%
Florida	10,356	6,545	77.33%	149.70%	702	569	10,080	35.01%
Nevada	773	403	92.24%	226.41%	697	524	773	35.29%
Other States	23,264	17,960	74.25%	98.90%	706	588	20,528	38.69%

	Interest Only Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV(1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
Arizona	$1,483	658	78.13%	208.62%	763	732	1,483	39.80%
California	9,237	5,850	72.76%	118.79%	733	693	8,170	31.54%
Florida	7,914	4,385	71.55%	133.63%	738	672	7,914	35.89%
Nevada	1,162	436	78.61%	206.07%	729	543	1,162	34.70%
Other States	19,951	12,132	78.73%	117.80%	721	638	19,327	34.90%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 from automated valuation models.
(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2011.
(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

MD&A

(BBX Capital)

CLRU Non-Interest Income

Non-interest income during the three and six months ended June 30, 2012 was $0 and $70,000, respectively. The non-interest income during the six months ended June 30, 2012 consisted of the retention of a non-refundable deposit associated with a contract to sell a real estate owned property and a $3,000 gain on the sale of a loan.

Non-interest income during the three and six months ended June 30, 2011 was $1,000 and $2,000, respectively. The income consisted of miscellaneous income from a joint venture that factors receivables. The joint venture ceased operations during the fourth quarter of 2011

CLRU Non-Interest Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Employee compensation and benefits	$3,793	5,791	(1,998)	8,535	10,787	(2,252)
Occupancy and equipment	1,689	2,692	(1,003)	3,856	5,735	(1,879)
Advertising and promotion	55	57	(2)	149	143	6
Professional fees	1,492	(107)	1,599	3,106	1,643	1,463
(Recoveries) on assets held for sale	(1,165)	—	(1,165)	(1,165)	—	(1,165)
Impairment on loans held for sale	196	404	(208)	459	606	(147)
Impairment of real estate owned	1,235	5,470	(4,235)	2,605	5,179	(2,574)
Other	2,260	3,153	(893)	4,942	5,953	(1,011)

Total non-interest expense	$9,555	17,460	(7,905)	22,487	30,046	(7,559)

Accounting rules require that BankAtlantic’s general corporate overhead be included in its entirety in non-interest expense as presented for CLRU for the three and six months ended June 30, 2012 and 2011. Management anticipates that the Company’s cost structure will significantly change as a result of the consummation of the BB&T Transaction with a substantial reduction in non-interest expenses.

The decline in employee compensation and benefits during the three and six months ended June 30, 2012 compared to the same 2011 periods resulted primarily from workforce reductions and attrition. The majority of employee compensation and benefits reflects general corporate overhead. BankAtlantic has significantly reduced its back-office work force since January 1, 2010. BankAtlantic also reduced its commercial lending workforce, consisting primarily of lending officers, through normal attrition as commercial loan originations and purchases during 2011 and the first half of 2012 were significantly reduced from historical levels. The reduction in the number of employees resulted in lower health insurance, payroll taxes, and share-based compensation.

Occupancy and equipment for the three and six months ended June 30, 2012 and 2011 primarily reflects costs associated with the operation of back office facilities including the corporate headquarters. The lower occupancy and equipment expenses during the 2012 periods compared to the same 2011 periods reflects lower real estate taxes, utilities, depreciation and repairs and maintenance expenses due primarily to consolidation of back-office facilities.

The increase in professional fees during the three months ended June 30, 2012 compared to the same 2011 period resulted primarily from $3.3 million of insurance reimbursements during the three months ended June 30, 2011 relating to expenses incurred during prior periods in connection with class action securities litigation compared to no reimbursements during the second quarter of 2012. The above increase in professional fees was partially offset

MD&A

(BBX Capital)

by lower consulting fees and legal fees. The decline in consulting fees was primarily associated with lower loan review, internal audit and external audit costs in anticipation of the closing of the BB&T Transaction. The decline in legal fees reflects decreased class action securities and tax certificate activities legal costs during the 2012 second quarter compared to the same 2011 quarter. The increase in professional fees for the six months ended June 30, 2012 compared to the same 2011 period reflects the insurance reimbursements mentioned above as well as legal costs associated with a commercial loan foreclosure involving a land lease during the three months ended March 31, 2011 partially offset by higher general loan foreclosure expenses during the 2012 six month period compared to the same 2011 period.

The recoveries on assets held for sale represents a $1.2 million decline in the carrying value of loans transferred to BB&T in the Transaction during the three and six months ended June 30, 2012.

Impairment of loans held for sale for the three and six months ended June 30, 2012 represents lower of cost or market adjustments on commercial loans classified as held for sale. The impairments resulted primarily from property values obtained from updated valuations of the underlying loan collateral.

Impairment of real estate owned during the three and six months ended June 30, 2012 reflects lower of cost or fair value less cost of sale adjustments on commercial real estate owned. During the three and six months ended June 30, 2012, valuation allowances were established on three and nine properties, respectively, due to updated property valuations. During the three and six months ended June 30, 2011, a real estate owned impairment of $5.2 million was recognized related to one property.

Other non-interest expenses consisted of the following:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Insurance	$1,199	1,001	198	2,287	1,941	346
Foreclosed asset activity	163	651	(488)	553	1,005	(452)
Executive services	486	632	(146)	1,067	1,196	(129)
Other	412	874	(462)	1,033	1,757	(724)

Total non-interest expense	$2,260	3,158	(898)	4,940	5,899	(959)

The decline in foreclosed asset activity during the three and six months ended June 30, 2012 compared to the same 2011 periods resulted primarily from increases in rental income from foreclosures of income producing properties.

The reduced other expenses during the three and six months periods of 2012 compared to the same 2011 periods resulted from lower intangible asset amortization and declines in operating expenses. Core deposit intangible assets were fully amortized as of March 31, 2012 reducing other expenses by $0.3 million during the three and six months ended June 30, 2012.

MD&A

(BBX Capital)

Parent Company Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Net interest income (expense):
Interest income on loans	$45	57	(12)	221	100	121
Interest and dividend income on taxable securities	—	3	(3)	—	43	(43)
Interest expense on junior subordinated debentures	(4,126)	(3,856)	(270)	(8,293)	(7,638)	(655)

Net interest expense	(4,081)	(3,796)	(285)	(8,072)	(7,495)	(577)
(Recovery from) provision for loan losses	(2)	514	(516)	(6)	494	(500)

Net interest expense after provision for loan losses	(4,079)	(4,310)	231	(8,066)	(7,989)	(77)

Non-interest income:
Income from unconsolidated trusts	119	432	(313)	240	813	(573)
Securities activities, net	—	(1,500)	1,500	—	(1,500)	1,500
Other income	287	317	(30)	625	526	99

Non-interest income	406	(751)	1,157	865	(161)	1,026

Non-interest expense:
Employee compensation and benefits	476	512	(36)	993	1,039	(46)
Professional fees	1,747	765	982	6,330	1,143	5,187
Advertising and promotion	75	88	(13)	134	114	20
Other	701	1,142	(441)	1,243	3,643	(2,400)

Non-interest expense	2,999	2,507	492	8,700	5,939	2,761

Parent Company loss	$(6,672)	(7,568)	896	(15,901)	(14,089)	(1,812)

The Parent Company interest income on loans during the three and six months ended June 30, 2012 and 2011 represents interest income on two performing loans. During the six months ended June 30, 2012, the Parent Company recognized $134,000 of additional interest income on one of the performing loans as a result of the receipt of previously deferred monthly payments.

Interest and dividend income on taxable securities during the three months ended June 30, 2011 primarily represents earnings from a BankAtlantic reverse repurchase agreement and dividends from an equity investment. The Parent Company ceased receiving dividends from the equity investment during the second quarter of 2011 and transferred the reverse repurchase agreement to a non-interest bearing BankAtlantic checking account during the third quarter of 2011.

Interest expense for the three and six months ended June 30, 2012 and 2011 represents interest expense recognized on the Parent Company’s junior subordinated debentures. The increase in interest expense during the 2012 periods compared to 2011 periods reflects higher average balances on junior subordinated debentures resulting from the

MD&A

(BBX Capital)

deferral of interest. The average balance on junior subordinated debentures increased from $327 million and $325 million during the three and six months ended June 30, 2011 to $342 million and $340 million during the same 2012 periods, respectively. Average interest rates on junior subordinated debentures were 4.73% and 4.74% during the three and six months ended June 30, 2011 compared to 4.84% and 4.90% during the same 2012 periods, respectively.

Income from unconsolidated trusts during the three and six months ended June 30, 2012 and 2011 represents equity earnings from trusts formed to issue trust preferred securities.

Securities activities, net during the three and six months ended June 30, 2011 represents the Parent Company’s recognition of a $1.5 million other than temporary impairment on an equity security. There were no impairments on equity securities during the three and six months ended June 30, 2012.

Included in other non-interest income during each of the three and six months ended June 30, 2012 and 2011 was $0.3 million and $0.6 million of income from BankAtlantic for executive management services. These fees were eliminated in the Company’s consolidated financial statements. Other non-interest income during the six months ended June 30, 2011 included a loss of $99,000 from the sale of $1.7 million of loans held for sale. The Parent Company did not sell loans during the six months ended June 30, 2012.

The lower compensation expense primarily reflects lower share-based compensation expense as equity awards have not been granted since February 2010.

The substantial increase in professional fees during the three and six months ended June 30, 2012 compared to the same 2011 periods primarily represents litigation costs from the TruPs related litigation in Delaware associated with the BB&T Transaction, which includes an estimate of reimbursements to trustees for their legal fees and related expenses in that litigation.

The decrease in other non-interest expense during the quarter ended June 30, 2012 compared to the same 2011 quarter related primarily to lower impairments. Impairments on real estate owned and loans held for sale declined from $0.7 million during the 2011 quarter to $0.5 million during the same 2012 quarter. The decrease in other non-interest expenses during the six months ended June 30, 2012 compared to the same 2011 period primarily reflects lower impairments of loans and real estate owned which decreased from $3.1 million during the 2011 six month period to $0.8 million during the same 2012 period.

Credit Quality

The composition of the Parent Company’s loans and real estate owned at the indicated dates was as follows (in thousands):

	June 30, 2012	December 31, 2011
Nonaccrual loans:
Commercial non-real estate:	$—	948
Commercial real estate:
Residential	3,296	3,703
Land	424	3,432

Total non-accrual loans	3,720	8,083
Allowance for loan losses	—	(784)

Non-accrual loans, net	3,720	7,299
Performing other commercial loans	2,386	2,432

Loans receivable, net	$6,106	9,731

Real estate owned	$8,386	9,137

MD&A

(BBX Capital)

During the six months ended June 30, 2012, the Parent Company charged off a $0.9 million commercial non-real estate loan and foreclosed on $3.4 million of land loans. The Parent Company had established a $0.8 million specific valuation allowance during prior periods on the charged off commercial non-real estate loan.

During the six months ended June 30, 2012, the Parent Company sold $3.5 million of real estate owned for a $0.4 million gain.

The following table outlines general information about the Parent Company’s non-accrual loans as of June 30, 2012 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (2)	Collateral Type (3)	Date of Last Full Appraisal
Residential Land Developers
Borrower No. 1 (1)	$20,005	3,296	—	Q1-2005	Q4-2007	Q1-2008	Residential	Q3-2011
Borrower No. 2	3,060	424	—	Q2-2006	Q4-2008	Q1-2008	Residential	Q2-2011

Total Residential Land Developers	$23,065	3,720	—

(1)	During 2008, 2009 and 2010, the Parent Company recognized partial charge-offs on relationship No. 1 aggregating $16.4 million.
(2)	The default date is defined as the date of the initial missed payment prior to default.
(3)	Acquisition and development (“A&D”).

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

Changes in the Parent Company’s allowance for loan losses were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$—	814	784	830

Loans charged-off	—	(1,329)	(948)	(1,325)
Recoveries of loans previously charged-off	2	—	170	—

Net (charge-offs)	2	(1,329)	(778)	(1,325)
Recovery for loan losses	(2)	515	(6)	495

Balance, end of period	$—	—	—	—

The provision for loan losses during the six months ended June 30, 2012 reflects the charge-off of a $0.9 million commercial non-real estate loan and the related charge-off of the specific valuation allowances established on this non-real estate loan during prior periods. The $0.2 million recovery relates to the foreclosure of a commercial land loan for which the fair value of the collateral less cost to sell exceeded the recorded investment in the loan.

MD&A

(BBX Capital)

The $1.3 million of charge-offs during the three and six months ended June 30, 2011 were comprised of a $1.2 million charge-off of a commercial land loan and a $0.1 million charge-off of a commercial residential loan. The Parent Company reversed a $0.8 million specific valuation allowance related to the commercial land loan charged-off during the three months ended June 30, 2011.

Liquidity and Capital Resources

BBX Capital

On July 31, 2012, BBX Capital completed its previously announced sale of BankAtlantic to BB&T. Under the terms of the Agreement, immediately prior to the sale of BankAtlantic to BB&T, BankAtlantic distributed to BBX the membership interests of two BankAtlantic wholly-owned subsidiaries, Florida Asset Resolution Group, LLC (“FAR”) and BBX Capital Management, LLC (“CAM”).

CAM’s assets consisted of non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $126 million and $81 million of cash as of June 30, 2012. CAM had approximately $1.5 million of liabilities related to these assets as of June 30, 2012.

FAR’s assets consisted of performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $358 million and $37 million of cash as of June 30, 2012. FAR had approximately $13.6 million of liabilities related to these assets as of June 30, 2012. At the closing of the Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s outstanding TruPs obligations. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company of FAR which was entered into by the Company and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preference amount within seven years. As a consequence, until BB&T’s preferred interest in FAR is recovered, the cash generated from the activities of FAR will be utilized to pay expenses, fund the preferred return and repay the preferred membership interest.

BBX Capital also received $6.4 million of cash consideration upon the sale of BankAtlantic and the Company recognized a $307 million gain in connection with the Transaction: however, the gain and the $6.4 million of cash consideration received from BB&T were based on available financial information as of June 30, 2012. Under the terms of the Agreement, these amounts are subject to adjustment post-closing as all relevant financial information is reviewed and approved by the parties, and the cash payment made to the Company may be less than the amount indicated above or the Company may be required to make a net cash payment to BB&T. BBX Capital utilized $51.3 million of the cash to pay BB&T for all accrued and unpaid interest on the TruPs through the closing of the Transaction, and $7.3 million of the cash to fund transaction costs and payments of certain legal fees and expenses with respect to the litigation relating to the Transaction brought by certain holders of the TruPs. The remaining cash of approximately $29 million is available for general corporate purposes.

The net cash flows received by BBX Capital from the Transaction are summarized below (in thousands):

Cash received from Transaction:
Cash received from CAM	$81,210
Transaction cash consideration	6,433

Total cash received	87,643

Cash outflows from Transaction:
TruPS accrued and unpaid interest	(51,314)
Legal fees - TruPS litigation	(2,349)
Estimated Transaction costs	(5,000)

Total cash outflows	(58,663)
Net cash received from Transaction by BBX Capital	$28,980

BBX Capital’s principal source of liquidity was its cash holdings and funds obtained from its wholly-owned work-out subsidiary. The Company received approximately $29 million of cash in connection with the sale of BankAtlantic excluding the cash in FAR, subject to adjustment as described above, and expects to obtain funds in subsequent periods from the loans and real estate and other assets in CAM and the Company’s existing asset workout subsidiary, each of which is wholly-owned by the Company, and distributions from its 5% preferred interest in the net cash flows from FAR. The Company also may obtain funds through the issuance of equity and debt securities. The Company anticipates utilizing these funds for general corporate purposes including employee compensation and benefits, servicing costs and real estate owned operating expenses in the near term and anticipates involvement in real estate investment and specialty finance activities over time as assets are monetized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

After giving effect to the consummation of its Transaction with BB&T, BBX Capital’s market risk primarily consists of interest rate risk on its accruing loans. As a result, BBX Capital’s earnings are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. BBX Capital has estimated the changes in its interest income based on changes in interest rates. Presented below is an analysis of BBX Capital’s estimated interest income over a twelve month period calculated utilizing BBX Capital’s model (dollars in thousands):

As of June 30, 2012
Basis Point Change in Rate	Net Interest Income

200	$13,372
100	12,048
—	10,723
(100)	9,399
(200)	8,075

Additionally, because a significant majority of BBX Capital’s assets consist of loans secured by real estate and real estate owned, BBX Capital’s financial condition and earnings are also affected by changes in real estate values in the markets where the real estate is located.

Except as it relates to BBX Capital (as described above), there have been no significant changes in BFC’s or its subsidiaries’, including Bluegreen’s, market risk from the market risk described in Part II, Item 7A of Amendment No. 1 to BFC’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth below, there have been no material changes in our legal proceedings from those previously disclosed in the “Legal Proceedings” section of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011.

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida

Under Florida law, holders of shares of Class A Common Stock of Woodbridge Holdings Corporation (“WHC”) who did not vote to approve BFC’s merger with WHC, which was consummated during September 2009, and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge Holdings, LLC, the successor to WHC (“Woodbridge”), provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Under Florida law, Woodbridge thereafter commenced the appraisal rights action. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders. On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders. Woodbridge has appealed the court’s ruling with respect to the fair value determination as well as the award of legal fees and other costs in favor of the dissenting shareholders. The outcome of the appeal is uncertain. As a result of the trial court’s ruling, the $4.6 million liability was increased (with a corresponding reduction to additional paid in capital of $2.8 million) to approximately $7.5 million as of June 30, 2012 to account for the per share value awarded; however, the amount of legal and other costs that may be required to be paid to the dissenting shareholders could not be reasonably estimated.

Betty Yvon Lesley et al. v. Bluff Dale Development Corporation, Bluegreen Southwest One L.P. et al., 266th Judicial District Court, Erath County, Texas

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, was the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas

Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling.

Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. During mediation held in June 2012, Southwest and the named plaintiffs (Lesley) reached agreement to settle their disputes with Southwest agreeing to pay Lesley $200,000 for dismissal of their claims. Similarly, during the same mediation Southwest settled with seven of the lot owners claiming diminution of lot values for $5,000 collectively. However, settlement was not reached with the other landowners possessing reserved mineral rights, nor with the majority of lot owners who filed the cross-claim against Southwest. Southwest intends to vigorously defend itself with respect to the pending matter.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011.

BBX Capital’s business and operations and the mix of BBX Capital’s assets will change as a result of the sale of BankAtlantic to BB&T and BBX Capital’s financial condition and results of operations will depend on whether the assets retained by BBX Capital in connection with the sale transaction are monetized at or near their current book values and BBX Capital’s results of operations will vary depending upon the timing of such monetization.

On July 31, 2012, BBX Capital completed its previously announced sale of BankAtlantic to BB&T. Under the terms of the Agreement, immediately prior to the sale of BankAtlantic to BB&T, BankAtlantic distributed to BBX Capital the membership interests of two BankAtlantic wholly-owned subsidiaries, Florida Asset Resolution Group, LLC (“FAR”) and BBX Capital Management, LLC (“CAM”). CAM’s assets consisted of non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $126 million as of June 30, 2012 and cash. FAR’s assets consisted of performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $358 million and $37 million of cash as of June 30, 2012. At the closing of the Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR which BB&T will hold until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests and 100% of the residual interest in any remaining cash flows. BBX Capital expects to focus its operations on managing the assets held in CAM and in BBX Capital’s existing wholly owned asset work out subsidiary and on servicing approximately $54.7 million of commercial nonaccrual loans and real estate owned held by FAR. BBX Capital’s activities in this regard may include renewing, modifying, increasing, extending, refinancing and making protective advances with respect to the assets and participating in the management of real estate development activities. Additionally, depending on the timing and volume of cash flow generated in connection with BBX Capital’s management of these assets and BBX Capital’s interests in FAR, BBX Capital may in the near-term make short term investments, and over time make investments and engage in various specialty finance activities. Accordingly, BBX Capital’s business and operations will differ significantly from its business and operations prior to the sale of BankAtlantic.

BBX Capital’s financial condition and results of operations will be dependent in the near term, in large part, on its ability to successfully manage and monetize the assets currently held in CAM and in BBX Capital’s existing wholly owned asset workout subsidiary and the assets in FAR which BBX Capital has been engaged to service as well as on the cash flow BBX Capital receives based on its interest in FAR. Further, BBX Capital’s financial condition and results of operations will be dependent in the longer term on these factors as well as BBX Capital’s ability to successfully invest these cash flows. If the assets held in CAM and BBX Capital’s other wholly owned asset workout subsidiary and the assets held in FAR are not monetized at or near the current book values ascribed to them, BBX Capital’s financial condition and results of operations would be adversely affected, and BBX Capital’s ability to successfully pursue its business goals could be adversely affected. Additionally, because a majority of these assets are nonaccrual and otherwise do not generate income on a regular basis, BBX Capital does not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. Accordingly, BBX Capital expects its revenues and results of operations to vary significantly on a quarterly basis and from year to year.

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

BFC FINANCIAL CORPORATION

Date: August 14, 2012	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 14, 2012	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: August 14, 2012	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer