Form 10-Q/A
period 2012-06-30
BFC FINANCIAL CORP
filed 2012-09-12
CIK 315858

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

The number of shares outstanding of each of the registrant’s classes of common stock as of September 7, 2012 is as follows:

Class A Common Stock of $.01 par value, 70,275,222 shares outstanding.

Class B Common Stock of $.01 par value, 6,859,501 shares outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of BFC Financial Corporation (the “Company”) for the quarter ended June 30, 2012, as filed by the Company with the Securities and Exchange Commission (the “SEC”) on August 14, 2012 (the “Form 10-Q”), is being filed solely to include as Exhibit 101 the XBRL Interactive Data File exhibits required by Item 6 of Form 10-Q. Applicable SEC rules and regulations permit the inclusion of these XBRL Interactive Data Files by amendment to the Form 10-Q filed with the SEC within 30 days after the original filing date of the Form 10-Q. No other information contained in the Form 10-Q is being amended.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect any events occurring after the filing of the Form 10-Q.

Part II – Other Information

Item 6.	Exhibits

Exhibit 31.1 *	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 *	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 *	Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 **	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 **	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3 **	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 14, 2012.
**	Previously furnished with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 14, 2012.
***	Pursuant to Rule 406T of Regulation S-T promulgated by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION

Date: September 12, 2012	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: September 12, 2012	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: September 12, 2012	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer

4