Form 10-Q
period 2012-09-30
BFC FINANCIAL CORP
filed 2012-11-15
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number

001-09071

BFC Financial Corporation

(Exact name of registrant as specified in its charter)

Florida	59‑2022148
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2100 West Cypress Creek Road
Fort Lauderdale, Florida	33309
(Address of Principal executive office)	(Zip Code)

(954) 940-4900
(Registrant's telephone number, including area code)

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

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐                        NO ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of November 8, 2012 is as follows:

Class A Common Stock of $.01 par value, 70,299,379 shares outstanding.
Class B Common Stock of $.01 par value, 6,858,461 shares outstanding.

PART I - FINANCIAL INFORMATION

Item  1.  FINANCIAL STATEMENTS

BFC Financial Corporation

Consolidated Statements of Financial Condition – Unaudited

(In thousands, except share data)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and interest bearing deposits in other banks ($5,044 held by
variable interest entity ("VIE") in 2012)	$162,077	858,789
Restricted cash ($35,876 in 2012 and $38,913 in 2011 held by VIE)	60,084	62,727
Securities available for sale at fair value	210	62,803
Tax certificates, net of allowance of $3,739 in 2012 and $7,488 in 2011
($4,232, net of allowance of $3,739 held by VIE in 2012)	4,232	46,488
Federal Home Loan Bank ("FHLB") stock, at cost which approximates fair value	-	18,308
Loans held for sale ($20,349 held by VIE in 2012)	33,601	55,601
Loans receivable, net of allowance for loan losses of $6,595 in 2012 and $129,887 in 2011
($259,092, net of allowance of $4,783 held by VIE in 2012)	308,034	2,442,236
Notes receivable, including net securitized notes of $370,121 in 2012 and $375,904 in
2011, net of allowance of $66,083 in 2012 and $73,260 in 2011	494,482	517,836
Accrued interest receivable ($1,771 held by VIE in 2012)	1,771	18,432
Inventory	199,560	213,325
Real estate owned ($22,577 held by VIE in 2012)	92,263	87,174
Investments in unconsolidated affiliates	2,461	12,343
Properties and equipment, net	59,280	191,568
Goodwill	-	12,241
Intangible assets, net	64,427	72,804
Assets held for sale	3,612	35,035
Prepaid Federal Deposit Insurance Corporation ("FDIC") deposit insurance assessment	-	12,715
Other assets ($3,221 held by VIE in 2012)	62,728	57,730
Total assets	$1,548,822	4,778,155

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($208,986 held by VIE in 2012)	208,986	-
Deposits	-	3,279,852
Receivable-backed notes payable, (including $384,896 in 2012
and $385,140 in 2011 held by VIE)	438,040	478,098
Notes and mortgage notes payable and other borrowings	20,159	108,533
Junior subordinated debentures	144,223	477,316
Deferred income taxes	50,747	24,645
Deferred gain on settlement of investment in subsidiary	-	29,875
Liabilities related to assets held for sale	-	11,156
Shares subject to mandatory redemption	11,732	-
Other liabilities ($14,305 held by VIE in 2012)	152,695	174,634
Total liabilities	1,026,582	4,584,109

Commitments and contingencies (See Note 14)

Preferred stock of $.01 par value; authorized - 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock - $.01 par value; authorized 15,000 shares
issued and outstanding 15,000 shares with redemption value of $1,000 per share	-	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 70,281,232 in 2012 and 70,274,972 in 2011	703	703
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 6,859,501 in 2012 and 6,859,751 in 2011	69	69
Additional paid-in capital	230,952	232,705
Accumulated earnings (deficit)	80,028	(100,873)
Accumulated other comprehensive income (loss)	146	(12,863)
Total BFC Financial Corporation ("BFC") shareholders' equity	311,898	119,741
Noncontrolling interests	210,342	63,276
Total equity	522,240	183,017
Total liabilities and equity	$1,548,822	4,778,155

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Real Estate and Other:
Sales of VOIs	$57,662	49,675	153,474	131,353
Fee-based sales commission and other revenues	27,798	23,638	66,279	53,280
Other fee-based services revenue	19,401	18,838	57,091	53,325
Interest income	20,763	22,032	62,840	66,439
	125,624	114,183	339,684	304,397
Financial Services:
Interest income	4,236	9,156	19,858	32,161
Securities activities, net	22	-	22	(1,500)
Gain (loss) on sale of loans	-	-	3	(89)
Other non-interest income	112	12	208	31
	4,370	9,168	20,091	30,603
Total revenues	129,994	123,351	359,775	335,000

Costs and Expenses
Real Estate and Other:
Cost of VOIs sold	8,252	7,514	18,922	21,442
Cost of other resort operations	10,416	12,912	35,353	38,149
Interest expense	12,379	15,042	37,598	49,124
Selling, general and administrative expenses	75,510	58,617	193,328	162,357
Other expenses	-	204	-	1,119
	106,557	94,289	285,201	272,191
Financial Services:
Interest expense	2,442	3,930	10,801	11,630
Provision for (recovery from) loan losses	257	13,892	(1,135)	25,032
Employee compensation and benefits	6,669	5,322	16,197	17,148
Occupancy and equipment	627	2,523	4,653	8,461
Advertising and promotion	92	159	375	417
Professional fees	1,843	2,875	11,279	5,661
Recovery on assets held for sale	-	-	(1,165)	-
Impairments on loans held for sale	638	156	1,097	1,538
Impairment of real estate owned	768	2,922	4,302	10,436
Other expenses	1,927	604	5,779	5,499
	15,263	32,383	52,183	85,822
Total costs and expenses	121,820	126,672	337,384	358,013

Gain on settlement of investment in subsidiary	-	-	-	11,305
Gain on extinguishment of debt	-	-	29,875	-
Gain on the sale of Benihana investment	9,307	-	9,307	-
Equity in earnings from unconsolidated affiliates	128	513	440	2,765
Other income	972	318	1,977	1,295
Income (loss) from continuing operations before income taxes	18,581	(2,490)	63,990	(7,648)
Less: Provision (benefit) for income taxes	6,923	1,124	14,630	(2,715)
Income (loss) from continuing operations	11,658	(3,614)	49,360	(4,933)
Discontinued operations:
Income (loss) from discontinued operations (including
gain on disposal of BankAtlantic of $293,461)	292,306	6,231	288,128	(16,242)
Less: Provision (benefit) for income taxes	6,074	2,458	12,583	(6,025)
Income (loss) from discontinued operations	286,232	3,773	275,545	(10,217)
Net income (loss)	297,890	159	324,905	(15,150)
Less: Net income (loss) attributable to noncontrolling interests	139,760	1,963	143,816	(3,797)
Net income (loss) attributable to BFC	158,130	(1,804)	181,089	(11,353)
Preferred stock dividends	-	(188)	(188)	(563)
Net income (loss) to common shareholders	$158,130	(1,992)	180,901	(11,916)

				(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic and Diluted Earnings (Loss) Per Common Share
Attributable to BFC (Note 16):
Basic Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations (1)	$0.01	(0.13)	0.40	(0.09)
Earnings (loss) per share from discontinued operations	2.04	0.10	1.94	(0.07)
Net earnings (loss) per common share (1)	$2.05	(0.03)	2.34	(0.16)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations (1)	$0.01	(0.13)	0.39	(0.09)
Earnings (loss) per share from discontinued operations	1.99	0.10	1.90	(0.07)
Net earnings (loss) per common share (1)	$2.00	(0.03)	2.29	(0.16)

Basic weighted average number of
common shares outstanding	77,135	75,381	77,135	75,381

Diluted weighted average number of common
and common equivalent shares outstanding	79,109	75,381	78,615	75,381

Amounts attributable to BFC common shareholders:
Income (loss) from continuing operations, net of tax	$1,102	(9,804)	30,975	(6,703)
Income (loss) from discontinued operations, net of tax	157,028	7,812	149,454	(5,213)
Net income (loss) available to common shareholders	$158,130	(1,992)	180,429	(11,916)

(1) In accordance with the applicable accounting guidance, during the second quarter of 2012, BFC reclassified its preferred stock as a liability due to an amendment to its rights and privileges which, among other things, requires BFC to redeem shares of the preferred stock in future periods.  As a result of such reclassification, the difference between the fair value of the preferred stock and its carrying amount is required to be recorded as an adjustment to paid in capital, which is added to or deducted from net earnings available to common shareholders in the calculation of earnings per share.  Earnings per share for the nine months ended September 30, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million. See Note 11 for additional information relating to BFC's preferred stock and Note 16 for additional information relating to earnings (loss) per common share.

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Income (Loss) - Unaudited
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$297,890	159	324,905	(15,150)

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities available for sale, net of tax	355	(3,284)	8,969	(8,201)
Reclassification adjustments:
Net realized loss from settlement of defined benefit plan
(less income tax benefit of $2,222 for the three and nine
months ended September 30, 2012)	22,428	-	22,428	-
Net realized (gain) on securities available for sale (less
income tax benefit of $1,866 for the three and nine
months ended September 30, 2012)	(8,864)	(6,959)	(8,864)	(6,959)
Reclassification adjustments, net of tax	13,564	(6,959)	13,564	(6,959)
Other comprehensive income (loss), net of tax	13,919	(10,243)	22,533	(15,160)
Comprehensive income (loss), net of tax	311,809	(10,084)	347,438	(30,310)
Less: Comprehensive income (loss) attributable
to noncontrolling interests	149,607	(1,455)	153,340	(6,845)
Total comprehensive income (loss) attributable to BFC	$162,202	(8,629)	194,098	(23,465)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statement of Changes in Equity - Unaudited

For the Nine Months Ended September 30, 2012

(In thousands)

							Accumulated
							Other	Total	Non-
	Shares of Common		Class A	Class B	Additional	Accumulated	Comprehen-	BFC	controlling
	Stock Outstanding		Common	Common	Paid-in	(Deficit)	sive (Loss)	Shareholders'	Interest in	Total
	Class A	Class B	Stock	Stock	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2011	70,275	6,860	$703	69	232,705	(100,873)	(12,863)	119,741	63,276	183,017
Net income	-	-	-	-	-	181,089	-	181,089	143,816	324,905
Other comprehensive income	-	-	-	-	-	-	13,009	13,009	9,524	22,533
Net effect of subsidiaries' capital transactions attributable to BFC	-	-	-	-	1,313	-	-	1,313	-	1,313
Noncontrolling interest net effect of subsidiaries' capital transactions	-	-	-	-	-	-	-	-	(6,274)	(6,274)
Decrease in equity due to the change in fair value of shares subject to mandatory redemption	-	-	-	-	(472)	-	-	(472)	-	(472)
Dividends on 5% Preferred Stock	-	-	-	-	-	(188)	-	(188)	-	(188)
Issuance of Class A Common Stock from exercise of options	6	-	-	-	2	-	-	2	-	2
Share-based compensation	-	-	-	-	250	-	-	250	-	250
Decrease in equity attributable to Woodbridge's dissenting holders	-	-	-	-	(2,846)	-	-	(2,846)	-	(2,846)
Balance, September 30, 2012	70,281	6,860	$703	69	230,952	80,028	146	311,898	210,342	522,240

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2012	2011

Net cash provided by operating activities	$119,465	165,150
Investing activities:
Proceeds from redemption of tax certificates and investment	25,660	52,161
Proceeds from maturities of investment securities	-	200
Purchase of investment securities and tax certificates	(2,073)	(21,604)
Proceeds from the maturities of interest bearing deposits	5,655	34,003
Proceeds from sales of securities available for sale	25,816	104,238
Proceeds from maturities of securities available for sale	13,916	263,609
Purchase of securities available for sale	-	(9,932)
Cash paid in settlement of liabilities held for sale	(668)	-
Redemption of FHLB stock	9,980	18,334
Distributions from unconsolidated affiliates	82	291
Net repayments of loans	322,050	306,259
Proceeds from the sales of loans
transferred to held for sale	1,000	27,793
Additions to real estate owned	(2,501)	-
Proceeds from sales of real estate owned	24,944	21,485
Purchases of office property and equipment, net	(3,476)	(3,265)
Proceeds from the sale of communities division, net	27,750	-
Net cash outflow from sale of BankAtlantic	(1,191,617)	-
Net cash outflow from sale of Tampa branches	-	(257,255)
Net cash (used in) provided by investing activities	(743,482)	536,317
Financing activities:
Net increase (decrease) in deposits	179,062	(246,197)
Net repayments of FHLB advances	-	(170,020)
BB&T preferred interest in FAR distributions	(76,014)	-
Payment of TruPS deferred interest	(51,314)	-
Net decrease in short term borrowings	-	(21,804)
Repayment of notes, mortgage notes payable and other borrowings	(257,949)	(156,701)
Proceeds from notes, mortgage notes payable and other borrowings	148,686	40,372
Payments for debt issuance costs	(2,659)	(1,301)
Preferred stock dividends paid	-	(563)
Proceeds from issuance of subsidiaries' common stock
to non-BFC shareholders	-	1,001
Proceeds from the exercise of stock options	2	-
Distributions to non-controlling interest	(7,350)	(4,415)
Net cash used in financing activities	(67,536)	(559,628)
(Decrease) increase in cash and cash equivalents	(691,553)	141,839
Cash and cash equivalents at beginning of period (1)	853,132	588,846
Cash and cash equivalents held for sale	-	5,850
Cash and cash equivalents at end of period (2)	$161,579	736,535

		(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2012	2011

Supplemental cash flow information:
Interest paid on borrowings and deposits	$93,992	56,310
Income taxes paid	3,617	1,594
Income tax refunded	(1,103)	-

Supplementary disclosure of non-cash investing and financing activities:
Assumption of TruPS obligation by BB&T	285,000	-
Loans and tax certificates transferred to real estate owned	30,994	49,188
Loans receivable transferred to loans held-for-investment	14,185	-
Loans receivable transferred to loans held-for-sale	35,209	62,208
Inventory acquired through financing	1,270	-
Increase (decrease) in accumulated other
comprehensive income (loss), net of taxes	13,009	(12,112)
Net increase (decrease) in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	1,313	(588)
Decrease in equity attributable to Woodbridge's dissenting holders	(2,846)	-
Decrease in equity due to the change in fair value of shares subject
to mandatory redemption	(472)	-
Change due to the re-classification of redeemable preferred stock to
shares subject to mandatory redemption	(11,029)	-

(1)  Included in cash and interest bearing deposits in other banks on the balance sheet as of December 31, 2011 and 2010 was $5.7 million and $45.6 million, respectively, of time deposits.  These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

(2)  Included in cash and interest bearing deposits in other banks on the balance sheet as of September 30, 2012 and 2011 was $0.5 million and $11.6 million, respectively, of time deposits.  These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation

Notes to Unaudited Consolidated Financial Statements

1.    Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the  consolidated financial condition of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) at September 30, 2012; the consolidated results of operations and  comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011; cash flows for the nine months ended September 30, 2012 and 2011; and the changes in consolidated equity for the nine months ended September 30, 2012. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period. These unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.  All significant inter-company balances and transactions have been eliminated in consolidation. As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein. Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

BFC is a holding company whose principal holdings include direct or indirect controlling interests in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and Bluegreen Corporation and its subsidiaries (“Bluegreen”).  BFC also had a significant investment in Benihana Inc. (“Benihana”) prior to the acquisition of Benihana by Safflower Holdings Corp. (“Safflower”) during August 2012. BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida.  On July 31, 2012, BBX Capital completed its sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “Transaction”). As a result of their respective historic direct and indirect ownership interests in BankAtlantic, both BBX Capital and BFC were unitary savings and loan holding companies subject to examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Effective August 31, 2012, BBX Capital and BFC were released from registration as savings and loan holding companies because, as a result of the Transaction, they no longer directly or indirectly control a financial institution.   As such, both BBX Capital and BFC are no longer subject to regulation by the Federal Reserve or subject to restrictions applicable to financial institution holding companies.

As a holding company with controlling positions in BBX Capital and Bluegreen,  GAAP  requires the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BBX Capital and Bluegreen as well as BFC’s other consolidated entities, including BFC’s wholly owned subsidiary, Woodbridge Holdings, LLC (“Woodbridge”), are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At September 30, 2012, BFC had an approximately 53% economic ownership interest in BBX Capital and, through Woodbridge, an approximately 54% economic ownership interest in Bluegreen.

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

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen.  Pursuant to the terms of the merger agreement and subject to the conditions set forth herein, if the merger is consummated, Bluegreen would become a wholly-owned subsidiary of BFC, and Bluegreen’s shareholders (other than BFC) would be entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they hold at the effective time of the merger (as adjusted in connection with the reverse stock split of BFC contemplated by the merger agreement).  The merger agreement was approved by BFC’s and Bluegreen’s respective shareholders on June 19, 2012. At that time, BFC’s shareholders also approved an amendment of BFC’s Articles of Incorporation relating to the contemplated reverse stock split and a reduction in the authorized number of shares of BFC’s common stock which, subject to consummation of the merger, BFC would effect immediately prior to the merger. However, consummation of the merger remains subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. Under the terms of the merger agreement, either party was permitted to terminate the agreement if the merger was not consummated by September 30, 2012. As previously disclosed, in light of the parties’ continued efforts towards consummation of the merger, on September 27, 2012, BFC and Bluegreen agreed that neither party would exercise its right to so unilaterally terminate the merger agreement prior to December 31, 2012. There is no assurance that the conditions for the consummation of the merger will be met or that the merger will be consummated on the contemplated terms, including in the contemplated time frame, or at all. Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate were  filed. See Note 14 for further information regarding this litigation.

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its residential communities business segment, Bluegreen Communities, to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), if any, it receives in the event of its sale of two specified parcels of real estate purchased by Southstar under the agreement. Assets excluded from the sale included primarily Bluegreen’s Communities notes receivable portfolio. Bluegreen Communities was previously reported as a separate segment in our Real Estate and Other business activities and has been classified as a discontinued operation in all periods presented in the accompanying consolidated financial statements. See Note 3 for additional information.

As indicated above, on July 31, 2012, BBX Capital completed the sale of BankAtlantic to BB&T pursuant to the terms of the Stock Purchase Agreement between BBX Capital and BB&T dated November 1, 2011, as amended (the “BB&T Agreement”). Pursuant to the BB&T Agreement, prior to the closing of the Transaction, BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million on the date the sale was consummated, July 31, 2012. FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding TruPs obligations, as described in further detail below. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  Under the terms of the Amended and Restated Limited Liability Company of FAR, which was entered into by BBX Capital and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR.  It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  As such, FAR is considered a variable interest entity (“VIE”) and in accordance with the applicable accounting guidance for VIE’s, BBX Capital, as the primary beneficiary, is required to consolidate the financial statements of FAR. BB&T’s preferred interest in FAR as of September 30, 2012 was reduced to $209 million.

Prior to the closing of the Transaction, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012. CAM assumed all liabilities related to these assets. BankAtlantic also contributed approximately $82 million in cash to CAM. Prior to the closing of the Transaction, BankAtlantic distributed all of the membership interests in CAM to BBX Capital.  CAM remains a wholly owned subsidiary of BBX Capital. CAM distributed the $82 million of cash to BBX Capital and BBX Capital used $51.3 million of the cash to pay BB&T for the accrued and unpaid interest on the TruPs through closing, in each case as described in further detail below.

BB&T made a cash payment in connection with the closing of the Transaction of approximately $6.4 million to BBX Capital which was based on a deposit premium of $315.9 million and the net asset value of BankAtlantic at June 30, 2012, in each case as calculated pursuant to the terms of the BB&T Agreement, including, with respect to the net asset value of BankAtlantic, after giving effect to the asset contributions and membership interest distributions by BankAtlantic to BBX Capital described above.

BFC recognized a gain on sale of BankAtlantic of approximately $293.4 million, including approximately $2.8 million of purchase accounting adjustments related to BFC’s acquisitions during 2008 of shares of BBX Capital’s Class A Common Stock which were accounted for as step acquisitions under the purchase method of accounting then in effect.

Under the terms of the BB&T Agreement, at the closing of the Transaction, BB&T assumed the obligations with respect to BBX Capital’s approximately $285 million in principal amount of outstanding trust preferred securities (“TruPs”), and BBX Capital paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPs through closing.  BBX Capital also paid approximately $2.3 million for certain legal fees and expenses incurred by trustees with respect to the now resolved litigation relating to the Transaction brought by certain trustees and holders of the TruPs.  BBX Capital used proceeds received in the Transaction to make these payments.

BankAtlantic’s community banking, investment, capital services and tax certificate reporting units are reflected as “Discontinued Operations” in the unaudited Consolidated Statements of Operations for all periods presented.  BBX Capital is continuing to service and manage, and in the future may originate, commercial loans. As a result, the results of operations for the commercial lending reporting unit are included in the unaudited Consolidated Statement of Operations as continuing operations for all periods presented.  The assets and liabilities transferred to BB&T were not reclassified to assets and liabilities held for sale in the Consolidated Statement of Financial Condition as of December 31, 2011.  The Consolidated Statement of Changes in Equity, Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows remain unchanged from prior period historical presentation for all periods presented.  Additionally, pursuant to the BB&T Agreement, BBX Capital transferred to BB&T certain assets and liabilities associated with the commercial lending reporting unit.  BBX Capital retained certain assets and liabilities associated with the disposed reporting units and these assets and liabilities,  together with all other assets and liabilities retained by BBX Capital in the Transaction, are included in the Consolidated Statement of Financial Condition in their respective line items as of September 30, 2012.

BFC held a significant investment in Benihana prior to the merger between Benihana and Safflower during August 2012.  Pursuant to the merger agreement, Safflower acquired Benihana for a cash purchase price of $16.30 per outstanding share of Bluegreen’s common stock.  BFC received approximately $24.5 million in exchange for the 1,505,330 shares of Benihana’s common stock that it held at the effective time of the transaction. Prior to such transaction, BFC sold approximately 77,000 shares of Benihana’s common stock during July and August 2012 pursuant to the terms of a Rule 10b5-1 Trading Plan and received net proceeds from such sales of approximately $1.25 million.  BFC recognized a gain on sale of approximately $9.3 million in connection with the transaction and sales under the Rule 10b5-1 Trading Plan.

During the quarter ended March 31, 2012, management identified an error in its cost of sales and other miscellaneous accounts and recorded an out of period adjustment related to prior quarters and years. The impacts  of the errors were: an understatement of cost of sales of Vacation Ownership Interests (“VOIs”) sold of $1.3 million; an overstatement of other expenses of $300,000; an understatement of net loss from continuing operations of $1.0 million; an overstatement of net income attributable to noncontrolling interest of $608,000; an overstatement of provision for income taxes of $402,000; and an understatement of net loss attributable to BFC of $22,000.  Management determined, after evaluating the quantitative and qualitative aspects of these corrections, that our current and prior period financial statements were not materially misstated.  Furthermore, management does not believe that these adjustments will be material to its estimated results of operations for the year ending December 31, 2012.

On October 14, 2011, BBX Capital effected a one-for-five reverse split of its common stock. The reverse stock split did not impact the Company’s equity or voting interest in BBX Capital. Where appropriate, amounts throughout this report have been adjusted to reflect the reverse stock split.

2.    Liquidity and Regulatory Considerations

BFC

Regulatory Considerations

As a result of BBX Capital’s direct, and BFC’s indirect, previous ownership interest in BankAtlantic, BBX Capital and BFC were “unitary savings and loan holding companies” subject to examination and regulation by the Federal Reserve.  As previously described, in connection with BBX Capital’s sale of BankAtlantic to BB&T, both BBX Capital and BFC were released from registration as “unitary savings and loan holding companies,” effective August 31, 2012.

BFC, on a parent company only basis, previously committed that it would not, without the prior written non-objection of the Federal Reserve, (i) incur or issue any additional debt or debt securities, increase lines of credit or guarantee the debt of any other entity or (ii) make dividend payments on its stock. BFC determined not to seek the Federal Reserve’s written non-objection to the dividend payments on its preferred stock for each of the quarters ended December 31, 2011, March 31, 2012 and June 30, 2012.  Following BFC’s deregistration as a savings and loan holding company, such unpaid dividends totaling approximately $563,000 were paid. BFC paid its third quarter dividend of $187,500 as of September 30, 2012.  Future dividend payments will not require the prior written non-objection of the Federal Reserve, provided BFC continues not to be subject to regulation as a financial institution holding company.

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

We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares were repurchased during the three or nine months ended September 30, 2012, or during the years ended December 31, 2011 or 2010.

BFC has not received cash dividends from BBX Capital since March 2009. Prior to its deregistration as a savings and loan holding company, BBX Capital’s payment of dividends was subject to the oversight of the Federal Reserve.  In addition, prior to its sale of BankAtlantic, BBX Capital was restricted from paying dividends pursuant to the terms of the indentures governing its TruPs due to its deferral of interest payments thereunder.  While these restrictions no longer apply, BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the New York Stock Exchange (the “NYSE”).

BFC has never received cash dividends from Bluegreen. Certain of Bluegreen’s credit facilities contain terms which prohibit the payment of cash dividends, and Bluegreen may only pay dividends subject to such restrictions and declaration by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.

As previously described, BFC held a significant investment in Benihana prior to the merger between Benihana and Safflower during August 2012.  Pursuant to the merger agreement, Safflower acquired Benihana for a cash purchase price of $16.30 per outstanding share of Bluegreen’s common stock.  BFC received approximately $24.5 million in exchange for the 1,505,330 shares of Benihana’s common stock that it held at the effective time of the transaction. Prior to Safflower’s acquisition of Benihana, BFC sold approximately 77,000 shares of Benihana’s common stock during July and August 2012 pursuant to the terms of a Rule 10b5-1 Trading Plan and received net proceeds from such sales of approximately $1.25 million. BFC recognized a gain on sale of approximately $9.3 million in connection with the transaction and sales under the Rule 10b5-1 Trading Plan.  In addition, during each of the first three quarters of 2012, BFC received approximately $127,000 of dividend payments with respect to its shares of Benihana’s common stock.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, dividends from our subsidiaries, and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

Woodbridge

On September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation (“WHC”). Pursuant to the merger, WHC became a wholly owned subsidiary of BFC, and the shareholders of WHC at the effective time of the merger (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock in exchange for each share of WHC’s Class A Common Stock that they owned.  Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. In accordance with Florida law, Woodbridge thereafter commenced legal proceedings relating to the appraisal process.  In December 2009, a $4.6 million liability was recorded based on Woodbridge’s $1.10 per share offer to the Dissenting Holders, with a corresponding reduction to additional paid-in capital.  On July 5, 2012, the presiding court in the appraisal rights action determined the fair value of the Dissenting Holders’ shares to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result, the $4.6 million liability was increased to approximately $7.5 million (with a corresponding reduction to additional paid in capital of $2.8 million as of the quarter ended June 30, 2012 to account for the per share value awarded.   However, the amount of the award for legal and other costs that may be payable could not be reasonably estimated and accordingly, is not reflected in BFC’s financial statements.  Woodbridge has appealed the court’s decision regarding the per share value and the award to the Dissenting Holders of legal fees and costs. The outcome of the appeal is uncertain.

Core Communities

In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core Communities LLC, Woodbridge’s wholly owned subsidiary (“Core” or Core Communities”), and worked cooperatively with the various lenders to achieve that objective.  During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of properties in Florida and South Carolina which served as collateral under mortgage loans totaling approximately $113.9 million. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the real property owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which was undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure.  In turn, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. In connection therewith, a deferred gain on settlement of investment in subsidiary of $11.3 million was recognized into income during the three months ended March 31, 2011.

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

The building was vacated during March 2010 and after efforts to lease the space proved unsuccessful, the lender  agreed to permit Cypress Creek Holdings to pursue a short sale of the building. During January 2012, the building was sold for approximately $10.8 million. The proceeds of the sale plus a $668,000 payment made by Cypress Creek Holdings were paid to the lender in full satisfaction of the loan. During the first quarter of 2012, the Company recognized a gain of approximately $4.4 million in connection with the sale.

Cypress Creek Holdings’ results of operations are reported as a discontinued operation in the Company’s consolidated financial statements and its assets, which were sold during the first quarter of 2012, were classified as assets held for sale as of December 31, 2011.

BBX Capital

BBX Capital and CAM had cash balances of $33.8 million and current liabilities of $10.3 million as of September 30, 2012.  In connection with the consummation of the Transaction, on July 31, 2012, BBX Capital received cash proceeds of approximately $29.0 million, consisting of a $6.4 million cash payment from BB&T and approximately $22.5 million of cash held in CAM, net of transaction costs, trustee fees and costs associated with the TruPs related litigation and payments to BB&T of accrued and unpaid TruPs interest.  BBX Capital’s liquidity is primarily dependent upon the repayments of loans, sales of real estate, and funds paid to it based on its 5% preferred interest in FAR.  Based on current and expected liquidity needs and sources, BBX Capital expects to be able to meet its liquidity needs over the next 12 months.

3.    Discontinued Operations

Bluegreen Communities

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash. Additionally, Southstar agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), if any, it receives in the event of its sale of two specified parcels of real estate purchased by Southstar under the agreement. Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were not sold to Southstar.

The assets sold to Southstar were accounted for as assets held for sale and had been previously written down to their fair value less costs to sell. The fair value of the assets held for sale was derived from the sale price under the agreement with Southstar. Therefore, Bluegreen did not incur a significant gain or loss upon the closing of the transaction.

Also included in results of discontinued operations in each of the periods presented is interest expense primarily on Bluegreen’s H4BG Communities Facility as certain of the assets classified as held for sale (and which were sold to Southstar as part of the Bluegreen Communities sale) served as collateral under this facility. The entire amount of the debt outstanding under the H4BG Communities Facility and a $2.0 million deferred fee were repaid upon the sale of the assets on May 4, 2012.

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

The tables below present the results of discontinued operations for Bluegreen Communities for the three and nine months ended September 30, 2012 and 2011 and Cypress Creek Holdings for the three months ended September 30, 2011 and the nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three
	Months
	Ended
	September	For the Three Months Ended
	30, 2012	September 30, 2011
			Cypress
	Bluegreen	Bluegreen	Creek
	Communities	Communities	Holdings	Total

Revenues	$-	2,559	-	2,559
	-	2,559	-	2,559
Costs and Expenses :
Loss on assets held for sale	-	1,747	-	1,747
Cost of discontinued operations	740	4,547	274	4,821
Interest expense	-	733	159	892
	740	7,027	433	7,460

Loss from discontinued operations
before income taxes	(740)	(4,468)	(433)	(4,901)
Benefit for income taxes	393	1,842	-	1,842
Loss from discontinued operations, net	$(347)	(2,626)	(433)	(3,059)

There were no results of discontinued operations for Cypress Creek Holdings during the three months ended September 30, 2012.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2012			September 30, 2011
		Cypress			Cypress
	Bluegreen	Creek		Bluegreen	Creek
	Communities	Holdings	Total	Communities	Holdings	Total

Revenues	$3,815	3	3,818	$12,452	4	12,456
Gain on sale of assets	-	4,446	4,446	-		-
	3,815	4,449	8,264	12,452	4	12,456
Costs and Expenses :
Loss on assets held for sale	205	-	205	54,480	-	54,480
Cost of discontinued operations	6,457	52	6,509	14,716	810	15,526
Interest expense	1,386	-	1,386	2,265	480	2,745
	8,048	52	8,100	71,461	1,290	72,751

(Loss) income (loss) discontinued operations
before income taxes	(4,233)	4,397	164	(59,009)	(1,286)	(60,295)
Benefit for income taxes	2,190	-	2,190	22,828	-	22,828
(Loss) income from discontinued operations, net	$(2,043)	4,397	2,354	$(36,181)	(1,286)	(37,467)

The following table presents the assets held for sale and liabilities related to the assets held for sale for Bluegreen Communities and Cypress Creek Holdings as of December 31, 2011 (in thousands):

	As of December 31, 2011
		Cypress
	Bluegreen	Creek
	Communities	Holdings	Total

Inventory	$23,264	-	23,264
Property and equipment, net	5,361	6,410	11,771
Assets held for sale	$28,625	6,410	35,035

Notes and mortgage payable	$-	11,156	11,156
Liabilities related to assets held for sale	$-	11,156	11,156

BBX Capital

BankAtlantic’s five reporting units each reflect a component of the BankAtlantic entity and each is the lowest level for which cash flows can be clearly distinguished, operationally and for financial reporting purposes.  These five components are Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services.   Based on its agreement with BB&T, BBX Capital determined that its Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  BBX Capital sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T as of July 31, 2012. Management does not intend to continue in any material respect any activities of or have any continuing involvement with these reporting units. Although certain assets of the Commercial Lending reporting unit were sold to BB&T, BBX Capital intends to continue Commercial Lending reporting unit activities and as a result, will include the Commercial Lending reporting unit in continuing operations in the statement of operations.

Pursuant to the BB&T Agreement, FAR will retain in addition to certain assets associated with BBX Capital’s continuing Commercial Lending reporting unit, certain assets and liabilities that were associated with BBX Capital’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units). BBX Capital determined that the ongoing cash flows of the disposed reporting units were not significant relative to the historical cash flows of each reporting unit; therefore the income and expenses associated with the disposed reporting units are reported in discontinued operations for each period presented.  The carrying value of the disposed reporting units’ net assets included in FAR’s total assets discussed above was $112 million as of July 31, 2012.  The assets held by FAR are expected to be monetized in accordance with the terms of such assets or through orderly transactions over a seven year period  or longer provided BB&T’s preferred interest is repaid within such seven-year period. Ninety-five percent of the cash flows from these assets net of operating expenses and a stated preferred return will be applied toward the repayment of BB&T’s preferred interest in FAR.

The gain on the sale of BankAtlantic to BB&T, which is included in the consolidated statements of operations in “Discontinued operations” for the three and nine months ended September 30, 2012, was as follows (in thousands):

Investment in BankAtlantic (1)	$306,302
Reduction in other comprehensive loss	(18,124)
Carrying amount of BankAtlantic's net assets	288,178
Stay and retention bonuses	1,300
Transaction costs	(5,000)
Cash consideration	6,433
Junior subordinated debenture
offering costs	(269)
Recognition of purchase accounting (2)	2,819
Gain on sale of BankAtlantic	$293,461

(1)	The investment in BankAtlantic represents BankAtlantic’s stockholders’ equity as of July 31, 2012 after giving effect to the transfer of CAM and FAR to BBX Capital.

(2)

Upon the sale of BankAtlantic to BB&T, BFC recognized the remaining purchase accounting adjustments in connection with BFC's share acquisitions of BankAtlantic Bancorp in 2008, which were accounted for as step acquisitions under the purchase method of accounting then in effect.  The net impact of these purchase accounting adjustments increased the gain on sale of BankAtlantic by $2.8 million.

Included in the carrying amount of BankAtlantic was $2.0 million of unrealized holding gains on securities available for sale and $20.2 million of defined benefit pension plan losses deferred in BankAtlantic’s other comprehensive income.  Also included in the gain on the sale of BankAtlantic was $1.0 million of stay bonuses paid by BBX Capital  and reimbursed by BB&T, to key employees of BankAtlantic for pre-acquisition services.

As a consequence of the sale of BankAtlantic, BBX Capital’s stockholders’ equity increased by $308.8 million representing a $290.6 million gain on the sale of BankAtlantic and an $18.2 million reduction in accumulated other comprehensive loss.

The cash consideration received by BBX for the sale of BankAtlantic’s stock upon the consummation of the Transaction as of July 31, 2012 was as follows (in thousands):

Deposit premium	$315,900
BankAtlantic net asset value:
BankAtlantic stockholder's equity
before distribution of FAR and CAM	280,058
Distribution of FAR	(384,140)
Distribution of CAM	(205,385)
BankAtlantic net asset value (1)	(309,467)
Cash consideration	$6,433
Pre-acquistion stay bonuses reimbursed by BB&T	$983

(1)

BankAtlantic’s net asset value was calculated as of June 30, 2012 after giving effect to the contribution to BankAtlantic of $10.7 million of small business loans in exchange for $7.5 million of commercial loans which were designated to be contributed to BankAtlantic and were instead retained by FAR.

The consolidated net cash outflows associated with the sale of BankAtlantic were as follows (in thousands):

BankAtlantic assets sold:
Tax certificates	$16,630
Loans receivable	1,792,026
Securities available for sale	29,781
Office properties and equipment	129,025
Other assets	60,113
Total assets sold	2,027,575
BankAtlantic liabilities assumed:
Deposits	(3,458,914)
Subordinated debentures	(22,000)
Other liabilities	(28,920)
Total liabilities assumed	(3,509,834)
Gain on sale of BankAtlantic (1)	(290,642)
Net cash outflows from sale of BankAtlantic	$(1,191,617)

(1) Excludes BFC's non-cash gain from purchase accounting adjustments of $2.8 million.

The income from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations and the gain on sale of BankAtlantic in the accompanying Consolidated Statement of Operations was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net interest income	$5,235	21,412	38,098	67,086
Provision for loan losses	1,865	4,010	18,383	31,391
Net interest income after
provision for loan losses	3,370	17,402	19,715	35,695
Gain on sale of BankAtlantic	293,461	0	293,461	0
Total non-interest income	4,978	24,982	37,234	107,121
Total non-interest expense	8,763	31,252	62,446	98,763
Income from operations of
discontinued operations	293,046	11,132	287,964	44,053
Provision for income taxes	6,467	4,300	14,773	16,803
Income from discontinued operations	$286,579	6,832	273,191	27,250

Pursuant to the Transaction, BB&T assumed the obligations with respect to BBX Capital’s outstanding TruPs, and BBX Capital paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPs through closing.

4.    Fair Value Measurement

Assets on a recurring basis

The following table presents major categories of the Company’s assets measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Other equity securities	$210	210	-	-

The following table presents major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$13,418	-	13,418	-
REMICS (1)	31,690	-	31,690	-
Benihana’s Common Stock	16,190	16,190	-	-
Other equity securities	1,505	1,005	500	-
Total	$62,803	17,195	45,608	-

(1)

Real estate mortgage investment conduits (“REMICs”) are pass-through entities that hold residential loans, and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) in the Company’s financial statements for the three months ended September 30, 2011 or the three and nine months ended September 30, 2012.

The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands):

Benihana
Convertible
Preferred
For the Nine Months Ended September 30, 2011:	Stock (1)
Beginning Balance	$21,106
Total gains and losses (realized/unrealized)
Included in earnings	-
Cumulative effect of change in accounting principle	-
Included in other comprehensive loss	(155)
Purchases, issuances, and settlements	(5,238)
Transfers in and/or out of Level 3	(15,713)
Balance at September 30, 2011	$-

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

Equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2) with inputs obtained from independent pricing sources, if available.  At December 31, 2011, the estimated fair value of Benihana’s Common Stock was obtained by using the quoted market price using Level 1 inputs. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. BBX Capital also invests in private limited partnerships that do not have readily determinable fair values.  BBX Capital uses the net asset value per share as provided by the partnership to estimate the fair value of these investments.  The net asset value of the partnership is a Level 2 input since BBX Capital has the ability to require the redemption of its investment at its net asset value.

Liabilities on a recurring basis

There were no liabilities measured at fair value on a recurring basis as of September 30, 2012 or December 31, 2011.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2012 (in thousands):

	Fair Value Measurements Using
					Total
					Impairments
		Quoted prices in	Significant		For the Nine
	As of	Active Markets	Other	Significant	Months
	September	for Identical	Observable	Unobservable	Ended
	30,	Assets	Inputs	Inputs	September
Description	2012	(Level 1)	(Level 2)	(Level 3)	30, 2012 (1)
Loans measured for impairment using the
fair value of the underlying collateral	$60,492	-	-	60,492	4,869
Impaired real estate owned	36,494	-	-	36,494	4,302
Impaired loans held for sale	16,559	-	-	16,559	1,097
Total	$113,545	-	-	113,545	10,268

(1)	Total impairments represent the amount of losses recognized during the nine months ended September 30, 2012 on assets that were held and measured at fair value as of September 30, 2012.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of September 30, 2012:	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)
Loans measured for impairment using the fair value of underlying collateral	$60,492	Fair Value of Property	Appraisal	$0.3 - 4.6 million ($3.4 million)
Impaired real estate owned	36,494	Fair Value of Property	Appraisal	$0.1 -7.8 million ($2.6 million)
Impaired loans held for sale	16,559	Fair Value of Collateral	Appraisal	$0.3 -4.3 million ($2.4 million)
Total	$113,545

(1)	Range and average appraised values were reduced by costs to sell.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2011 (in thousands):

	Fair Value Measurements Using
					Total
					Impairments
		Quoted prices in	Significant		For the Nine
	As of	Active Markets	Other	Significant	Months
	September	for Identical	Observable	Unobservable	Ended
	30,	Assets	Inputs	Inputs	September
Description	2011	(Level 1)	(Level 2)	(Level 3)	30, 2011 (1)
Loans measured for impairment using the
fair value of the underlying collateral	$244,765	-	-	244,765	33,641
Impaired real estate owned	72,601	-	-	72,601	12,294
Impaired loans held for sale	39,110			39,110	6,190
Impaired real estate inventory	4,145	-	-	4,145	353
Total	$360,621	-	-	360,621	52,478

(1)	Total impairments represent the amount recognized during the nine months ended September 30, 2011 on assets that were measured at fair value as of September 30, 2011.

Liabilities on a non-recurring basis

There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2012 or December 31, 2011.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell. BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral are considered Level 3 inputs. BBX Capital generally recognizes impairment losses based on third party broker price opinions or automated valuation services to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans are comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure time frames and exposure periods.  The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values as its loans are primarily real estate loans.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount		Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September	September	Assets	Inputs	Inputs
	30, 2012	30, 2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in other banks	$162,077	162,077	162,077	-	-
Restricted cash	60,084	60,084	60,084	-	-
Securities available for sale	210	210	210	-	-
Tax certificates	4,232	3,594	-	-	3,594
Loans receivable including loans held for sale, net	341,635	336,590	-	-	336,590
Notes receivable, net	494,482	538,142	-	-	538,142

Financial liabilities:
Receivable-backed notes payable	$438,040	448,700	-	-	448,700
Notes and mortgage notes payable and other borrowings	20,159	19,700	-	-	19,700
BB&T preferred interest in FAR	208,986	208,986	-	-	208,986
Junior subordinated debentures	144,223	145,000	-	-	145,000
Shares subject to mandatory redemption	11,732	11,732	-	-	11,732

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and interest bearing deposits in other banks	$858,789	858,789
Restricted cash	62,727	62,727
Securities available for sale	62,803	62,803
Tax certificates	46,488	45,562
Federal Home Loan Bank stock	18,308	18,308
Loans receivable including loans held for sale, net	2,497,837	2,311,177
Notes receivable, net	517,836	558,000

Financial liabilities:
Deposits	$3,279,852	3,279,331
Receivable-backed notes payable	478,098	468,000
Notes and mortgage notes payable
and other borrowings	108,533	107,989
Junior subordinated debentures	477,316	336,221

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of certain of these financial instruments using the income approach technique with Level 3 unobservable inputs. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.  As such, BBX Capital may not receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity.

Included in cash and due from banks as of September 30, 2012 and December 31, 2011 was $0.5 million and $5.7 million, respectively, of time deposits with other banks. These time deposits had original maturities of greater than 90 days and accordingly are not considered cash equivalents.

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

BB&T’s preferred interest in FAR’s securities are considered adjustable rate debt securities.  The fair value of these securities is calculated using the income approach with Level 3 inputs.  The fair value of these securities was obtained by discounting forecasted cash flows by risk adjusted market interest rate spreads to the LIBOR swap curve.  The market spreads were obtained from reference data in the secondary institutional market place.

The fair value of BankAtlantic’s subordinated debentures was based on discounted values of contractual cash flows at a market discount rate adjusted for non-performance risk (Level 3 inputs).

In determining the fair value of BBX Capital’s junior subordinated debentures at December 31, 2011, BBX Capital used NASDAQ price quotes available with respect to its $73.5 million of publicly traded TruPs related to its junior subordinated debentures (“public debentures”). However, $263.6 million of BBX Capital’s outstanding TruPS related to its junior subordinated debentures were not traded, but were privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. BBX Capital had deferred the payment of interest as of December 31, 2011 with respect to all of its junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell the private debentures, the fair value of the private debentures may have been subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes.  However, due to their private nature and the lack of a trading market, fair value of the private debentures were not readily determinable at December 31, 2011, and as a practical alternative, BBX Capital used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded. As such, the private debentures were valued using Level 2 inputs.

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

There were no transfers between Level 1 and Level 2 inputs for the three or nine months ended September 30, 2012.

5.    Securities Available for Sale

The following tables present securities available for sale as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Investment securities:
Other equity securities	64	146	-	210
Total	64	146	-	210

	As of December 31, 2011
			Gross		Gross
	Amortized		Unrealized		Unrealized	Estimated
	Cost		Gains		Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$12,533		885		-	13,418
Real estate mortgage conduits	30,561		1,129		-	31,690
Total government agency securities	43,094		2,014		-	45,108
Investment securities:
Benihana’s Common Stock	16,477	-	-	-	287	16,190
Other equity securities	1,326		179		-	1,505
Total investment securities	17,803		179		287	17,695
Total	$60,897		2,193		287	62,803

As previously described, BFC held a significant investment in Benihana prior to the merger between Benihana and Safflower during August 2012.  Pursuant to the merger agreement, Safflower acquired Benihana for a cash purchase price of $16.30 per outstanding share of Bluegreen’s common stock.  BFC received approximately $24.5 million in exchange for the 1,505,330 shares of Benihana’s common stock that it held at the effective time of the transaction.

Prior to Safflower’s acquisition of Benihana, BFC sold approximately 77,000 shares of Benihana’s common stock during July and August 2012 pursuant to the terms of a Rule 10b5-1 Trading Plan and received net proceeds from such sales of approximately $1.25 million.  BFC recognized a gain on sale of approximately $9.3 million in connection with its disposition of its shares of Benihana’s common stock pursuant to Benihana’s merger with Safflower and the sales of shares of Benihana’s common stock under the Rule 10b5-1 Trading Plan.

During each of the first three quarters of 2012, BFC received approximately $127,000 of dividend payments with respect to its shares of Benihana’s common stock.

As of September 30, 2012, there were no unrealized losses associated with the Company’s securities available for sale.

The following table shows the gross unrealized loss and fair value of the Company’s securities available for sale as of December 31, 2011, all of which were in a continuous unrealized loss position for less than 12 months (in thousands):

	As of December 31, 2011
	Less Than 12 Months
	Fair	Unrealized
	Value	Losses
Benihana Common Stock	$16,190	(287)

At December 31, 2011, the estimated fair value of BFC’s investment in Benihana’s Common Stock was approximately $16.2 million based on the closing price of Benihana’s Common Stock on the NASDAQ on December 31, 2011 of $10.23 per share.

6    Loans Receivable

The loan disclosure below, as of September 30, 2012, includes loans in BBX Capital’s asset workout subsidiary and the loans transferred to FAR or CAM in connection with the Transaction (“Retained Loans”).  The loan disclosure as of December 31, 2011 includes the Retained loans and the loans that were transferred to BB&T in connection with the Transaction.

The loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Commercial non-real estate	$11,735	118,145
Commercial real estate:
Residential	60,188	104,593
Land	3,496	24,202
Owner occupied	8,089	86,809
Other	151,522	464,902
Small Business:
Real estate	-	184,919
Non-real estate	-	99,835
Consumer:
Consumer - home equity	18,918	545,908
Consumer other	30	10,704
Deposit overdrafts	-	1,971
Residential:
Residential-interest only	21,276	369,531
Residential-amortizing	39,140	558,026
Total gross loans	314,394	2,569,545
Adjustments:
Premiums, discounts and net deferred fees	235	2,578
Allowance for loan losses	(6,595)	(129,887)
Loans receivable -- net	$308,034	2,442,236
Loans held for sale	$33,601	55,601

Loans held for sale – Loans held for sale as of September 30, 2012 consisted of $14.5 million of commercial real estate loans and $19.1 million of small business loans.  Subsequent to the sale of BankAtlantic to BB&T, management evaluated its loan portfolio and transferred its entire portfolio of small business loans to loans held for sale and transferred $14.2 million of residential loans previously held for sale to loans held for investment.  Loans held for sale are reported at the lower of cost or fair value. BBX Capital charged down its small business loans by $1.3 million and reduced its allowance for loan losses by $1.1 million upon the transfer of its small business loans to loans held for sale.  Loans held for sale as of December 31, 2011 consisted of $35.8 million of commercial real estate loans and $19.8 million of residential loans. BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  BBX Capital transfers loans previously held for sale to loans held for investment at the lower of cost or fair value on the transfer date.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable and loans held for sale was as follows (in thousands):

	September 30,	December 31,
Loan Class	2012	2011
Commercial non-real estate	$6,620	19,172
Commercial real estate:
Residential	62,452	71,719
Land	12,887	14,839
Owner occupied	3,141	4,168
Other	58,508	123,396
Small business:
Real estate	1,885	10,265
Non-real estate	593	1,751
Consumer	8,533	14,134
Residential:
Interest only	19,898	33,202
Amortizing	32,774	52,653
Total nonaccrual loans	$207,291	345,299

An age analysis of the past due recorded investment in loans receivable and loans held for sale as of September 30, 2012 and December 31, 2011 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
September 30, 2012	Past Due	Past Due	or More	Past Due	Current	Receivable
Commercial non-real estate	$1,952	-	4,668	6,620	5,115	11,735
Commercial real estate:
Residential	-	-	53,744	53,744	10,304	64,048
Land	-	-	12,888	12,888	-	12,888
Owner occupied	-	-	1,861	1,861	7,508	9,369
Other	-	-	32,560	32,560	118,863	151,423
Small business:
Real estate	786	-	1,173	1,959	11,622	13,581
Non-real estate	6	-	-	6	5,600	5,606
Consumer	350	814	8,218	9,382	9,695	19,077
Residential:
Residential-interest only	-	397	19,592	19,989	1,286	21,275
Residential-amortizing	-	964	30,224	31,188	8,040	39,228
Total	$3,094	2,175	164,928	170,197	178,033	348,230

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2011	Past Due	Past Due	or More (1)	Past Due	Current	Receivable (2)
Commercial non-real estate	$-	2,248	13,292	15,540	102,605	118,145
Commercial real estate:
Residential	-	-	44,633	44,633	64,134	108,767
Land	681	-	14,839	15,520	18,070	33,590
Owner occupied	2,008	-	4,031	6,039	82,102	88,141
Other	-	5,467	47,841	53,308	431,399	484,707
Small business:
Real estate	2,089	372	9,449	11,910	173,009	184,919
Non-real estate	-	462	76	538	99,187	99,725
Consumer	5,339	3,996	14,134	23,469	538,569	562,038
Residential:
Residential-interest only	2,656	3,488	32,317	38,461	343,958	382,419
Residential-amortizing	3,968	4,513	48,189	56,670	514,570	571,240
Total	$16,741	20,546	228,801	266,088	2,367,603	2,633,691

(1)	Includes an $80,000 commercial loan that was past due greater than 90 days and still accruing.
(2)

At December 31, 2011, total loans receivable excluded purchase accounting of $6.0 million in connection with BFC’s share acquisitions of BBX Capital in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

The activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$800	4,383	1,326	407	237	7,153
Charge-off :	(1,376)	(558)	(1,619)	(615)	(1,091)	(5,259)
Recoveries :	421	2,992	155	40	700	4,308
Provision for (recovery from):	2,084	(3,371)	306	896	342	257
Discontinued operations
provision:	-	70	(168)	63	171	136
Ending balance	$1,929	3,516	-	791	359	6,595
Ending balance individually
evaluated for impairment	$1,490	1,586	-	-	-	3,076
Ending balance collectively
evaluated for impairment	439	1,930	-	791	359	3,519
Total	$1,929	3,516	-	791	359	6,595
Loans receivable:
Ending balance individually
evaluated for impairment	$6,620	176,383	-	8,010	38,904	229,917
Ending balance collectively
evaluated for impairment	$5,115	46,912	-	10,938	21,512	84,477
Total	$11,735	223,295	-	18,948	60,416	314,394
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	19,069	-	-	19,069
Transfer from loans held for sale	$-	-	-	-	14,185	14,185

The activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$11,017	68,054	9,853	24,999	23,720	137,643
Charge-offs:	(7,563)	(6,422)	(2,321)	(6,555)	(3,489)	(26,350)
Recoveries :	1	21	316	644	543	1,525
Provision :	7,770	6,122	-	-	-	13,892
Discontinued operations
provision:	-	-	109	3,858	42	4,009
Ending balance	$11,225	67,775	7,957	22,946	20,816	130,719
Ending balance individually
evaluated for impairment	$9,791	49,380	821	1,519	5,661	67,172
Ending balance collectively
evaluated for impairment	1,434	18,395	7,136	21,427	15,155	63,547
Total	$11,225	67,775	7,957	22,946	20,816	130,719
Loans receivable: (1)
Ending balance individually
evaluated for impairment	$20,989	280,082	18,956	27,167	64,390	411,584
Ending balance collectively
evaluated for impairment	$93,973	434,168	263,148	547,818	922,776	2,261,883
Total	$114,962	714,250	282,104	574,985	987,166	2,673,467
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	2,823	2,823
Transfer to loans held for sale	$-	6,242	-	-	-	6,242

(1)

Total loans receivable exclude purchase accounting adjustments of $7.2 million as of September 30, 2011, in connection with BFC’s acquisitions of shares of BBX Capital’s Class A Common Stock during 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

The activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 was as follows (in thousands):

	Commercial	Commercial	Small
	Non-Real Estate	Real Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,054	7,168	22,554	16,704	129,887
Charge-off :	(15,991)	(53,839)	(3,991)	(8,028)	(12,847)	(94,696)
Recoveries :	861	4,623	425	1,071	1,977	8,957
Provision :	2,549	(5,228)	306	896	342	(1,135)
Transfer to held for sale:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations
Provision:	-	70	546	4,937	6,674	12,227
Ending balance	$1,929	3,516	-	791	359	6,595
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	1,000	-		-	1,000
Transfer to held for sale	$-	-	35,209	-	-	35,209
Transfer from loans held for sale	$-	-	-	-	14,185	14,185

The activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 was as follows (in thousands):

	Commercial	Commercial	Small
	Non-Real Estate	Real Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-off :	(8,151)	(31,939)	(6,942)	(20,748)	(17,267)	(85,047)
Recoveries :	849	814	829	1,544	1,109	5,145
Provision :	7,741	17,291	-	-	-	25,032
Transfer to held for sale:	-	(2,250)	-	-	(5,690)	(7,940)
Discontinued operations
provision:	-	-	2,556	10,107	18,727	31,390
Ending balance	$11,225	67,775	7,957	22,946	20,816	130,719
Purchases of loans	$-	-	-	-	13,680	13,680
Proceeds from loan sales	$-	27,793	-		15,546	43,339
Transfer to held for sale	$-	37,136	-	-	25,072	62,208

As part of the transition of the regulation of OTS savings associations like BankAtlantic to the OCC, the OCC provided guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including guidance surrounding specific valuation allowances on collateral dependent loans.  Under OCC guidance where the appraised value of collateral on a collateral dependent loan was less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance was now generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and during the first quarter of 2012, BBX Capital charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell. This charge down consisted entirely of the charging off of existing specific valuation allowances. As a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce BBX Capital’s allowance for loan losses and recorded investment in the loans.

Impaired Loans – Loans are considered impaired when, based on current information and events, BBX Capital believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated as part of BBX Capital’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all substandard loans.  Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.

Impaired loans as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of September 30, 2012			As of December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$4,339	4,465	1,490	17,792	17,792	15,408
Commercial real estate:
Residential	11,145	20,481	922	64,841	70,780	20,986
Land	-	-	-	5,451	5,451	1,765
Owner occupied	-	-	-	1,715	1,715	100
Other	19,948	19,948	664	130,771	149,742	29,731
Small business:
Real estate	-	-	-	6,499	6,499	85
Non-real estate	-	-	-	1,339	1,339	776
Consumer	-	-	-	15,951	17,502	1,454
Residential:
Residential-interest only	-	-	-	15,441	20,667	2,982
Residential-amortizing	-	-	-	20,554	24,545	3,960
Total with allowance recorded	$35,432	44,894	3,076	280,354	316,032	77,247
With no related allowance recorded:
Commercial non-real estate	$2,281	2,586	-	5,922	5,922	-
Commercial real estate:
Residential	51,840	114,010	-	26,735	71,759	-
Land	12,887	35,967	-	9,388	30,314	-
Owner occupied	4,541	6,719	-	3,882	4,872	-
Other	91,087	132,614	-	63,024	86,052	-
Small business:
Real estate	6,564	7,051	-	10,265	12,007	-
Non-real estate	869	1,665	-	792	1,107	-
Consumer	17,694	21,991	-	9,719	13,246	-
Residential:
Residential-interest only	19,898	34,336	-	17,761	28,042	-
Residential-amortizing	34,399	50,139	-	34,494	45,680	-
Total with no allowance recorded	$242,060	407,078	-	181,982	299,001	-

Commercial non-real estate	$6,620	7,051	1,490	23,714	23,714	15,408
Commercial real estate	191,448	329,739	1,586	305,807	420,685	52,582
Small business	7,433	8,716	-	18,895	20,952	861
Consumer	17,694	21,991	-	25,670	30,748	1,454
Residential	54,297	84,475	-	88,250	118,934	6,942
Total	$277,492	451,972	3,076	462,336	615,033	77,247

Average recorded investment and interest income recognized on impaired loans as of September 30, 2012 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2012
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$4,339	-	4,387	29
Commercial real estate:
Residential	11,145	-	12,991	139
Land	-	-	-	-
Owner occupied	-	-	-	-
Other	19,988	221	19,996	658
Small business:
Real estate	-	-	-	-
Non-real estate	-	-	-	-
Consumer	-	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$35,472	221	37,374	826
With no related allowance recorded:
Commercial non-real estate	$2,558	-	2,185	108
Residential	51,791	124	59,559	434
Land	13,086	-	13,807	-
Owner occupied	4,627	28	5,232	72
Other	91,024	558	99,142	1,336
Small business:
Real estate	6,905	96	6,995	290
Non-real estate	2,279	27	2,444	86
Consumer	17,921	75	18,358	223
Residential:
Residential-interest only	20,992	-	21,841	-
Residential-amortizing	35,542	28	37,355	82
Total with no allowance recorded	$246,725	936	266,918	2,631

Commercial non-real estate	$6,897	-	6,572	137
Commercial real estate	191,661	931	210,727	2,639
Small business	9,184	123	9,439	376
Consumer	17,921	75	18,358	223
Residential	56,534	28	59,196	82
Total	$282,197	1,157	304,292	3,457

Average recorded investment and interest income recognized on impaired loans as of September 30, 2011 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$16,280	35	16,119	220
Commercial real estate:
Residential	80,285	518	84,055	1,432
Land	4,870	-	7,594	-
Owner occupied	945	-	1,938	-
Other	93,735	453	99,475	989
Small business:
Real estate	7,646	-	6,469	-
Non-real estate	1,644	-	1,754	-
Consumer	17,807	-	14,148	-
Residential:
Residential-interest only	12,577	-	18,604	-
Residential-amortizing	15,576	-	17,893	-
Total with allowance recorded	$251,365	1,006	268,049	2,641
With no related allowance recorded:
Commercial non-real estate	$12,823	-	7,517	-
Commercial real estate:
Residential	21,339	87	27,982	387
Land	13,737	-	14,557	-
Owner occupied	5,929	22	4,924	53
Other	81,005	589	80,637	1,700
Small business:
Real estate	9,736	117	11,165	310
Non-real estate	462	11	475	31
Consumer	9,833	106	13,005	319
Residential:
Residential-interest only	21,361	-	17,622	-
Residential-amortizing	34,334	30	31,439	88
Total with no allowance recorded	$210,559	962	209,323	2,888

Commercial non-real estate	$29,103	35	23,636	220
Commercial real estate	301,845	1,669	321,162	4,561
Small business	19,488	128	19,863	341
Consumer	27,640	106	27,153	319
Residential	83,848	30	85,558	88
Total	$461,924	1,968	477,372	5,529

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

BBX Capital monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of September 30, 2012 was $138.2  million of collateral dependent loans, of which $50.2 million were measured for impairment using current appraisals and $88.0 million were measured by adjusting appraisals greater than six months old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values with respect to three loans which did not have current appraisals were adjusted down by an aggregate amount of $1.0 million to reflect the change in market conditions since the appraisal date.

BBX Capital had commitments to lend $0.2 million of additional funds on impaired loans as of September 30, 2012.

Credit Quality Information

Management of BBX Capital monitors delinquency trends, net charge-off levels of classified loans, impaired loans and general economic conditions nationwide and in Florida in an effort to assess loan credit quality. BBX Capital uses a risk grading matrix to monitor credit quality for commercial and small business loans.  Risk grades are assigned to each commercial and small business loan upon origination.  The loan officers monitor the risk grades and BBX Capital assigns risk grades on a scale of 1 to 13.  A general description of the risk grades is as follows:

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

The following table presents risk grades for commercial and small business loans including loans held for sale as of September 30, 2012 (in thousands):

	Commercial			Owner Occupied	Other	Small	Small
	Non	Commercial	Commercial	Commercial	Commercial	Business	Business
	Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate
Grade:
Grades 1 to 7	$108	-	-	5,226	33,345	-	191
Grade 10	1,886	1,596	-	-	21,138	1,432	1,782
Grade 11	9,741	62,452	12,888	4,143	97,040	12,032	3,633
Total	$11,735	64,048	12,888	9,369	151,523	13,464	5,606

The following table presents risk grades for commercial and small business loans including loans held for sale as of  December 31, 2011 (in thousands):

	Commercial			Owner Occupied	Other	Small	Small
	Non	Commercial	Commercial	Commercial	Commercial	Business	Business
	Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate
Risk Grade:
Grades 1 to 7	$71,798	16,085	18,752	82,251	250,238	157,237	85,942
Grade 10	6,021	1,375	-	-	50,208	2,837	4,306
Grade 11	40,326	91,307	14,838	5,890	184,261	24,845	9,477
Total	$118,145	108,767	33,590	88,141	484,707	184,919	99,725

BBX Capital monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral.  Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of BBX Capital’s residential loans were as follows (in thousands):

	As of September 30, 2012 (1)		As of December 31, 2011 (1)
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
Ratios not available (2)	$3,788	17,210	124,868	304,372
<=60%	406	3,459	20,314	68,817
60.1% - 70%	548	905	10,316	30,033
70.1% - 80%	254	1,669	24,784	32,271
80.1% - 90%	891	1,996	27,622	27,523
>90.1%	15,389	13,988	174,515	108,224
Total	$21,276	39,227	382,419	571,240

(1)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.
(2)

Ratios not available consisted of property not in the automated valuation database, and $9.2 million and $78.8 million as of September 30, 2012 and December 31, 2011, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

BBX Capital monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan–to-value ratios at origination. BBX Capital’s experience indicates that default rates are significantly lower with loans that have lower loan-to-value ratios at origination.

The loan-to-value ratios at loan origination of BBX Capital’s consumer loans secured by real estate were as follows (in thousands):

	Consumer Home Equity
	September 30,	December 31,
Loan-to-value ratios	2012	2011
<=70%	$9,926	334,050
70.1% - 80%	4,156	97,516
80.1% - 90%	3,171	62,674
90.1% -100%	1,127	40,327
>100%	538	11,341
Total	$18,918	545,908

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payments until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans were changing monthly payments from interest and principal payments to interest only payments as well as deferring monthly loan payments until the loan maturity date.  Commercial real estate and non-real estate loan concessions were primarily interest rate reductions to below market interest rates based on the risk profile of the loan and extensions of maturity dates.  Residential and small business loan concessions were mainly reductions of monthly payments by extending the amortization period and/or deferring monthly payments.

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

Troubled debt restructurings during the three months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	For the Three Months Ended
	September 30, 2012		September 30, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-	3	$2,771
Commercial real estate:
Residential	-	-	2	11,822
Land	-	-	-	-
Owner occupied	-	-	-	-
Other	-	-	2	1,462
Small business:
Real estate	-	-	4	1,314
Non-real estate	2	296	-	-
Consumer	-	-	2	111
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	7	1,626
Total Troubled Debt Restructured	2	$296	20	$19,106

Troubled debt restructurings during the nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-	6	$4,982
Commercial real estate:
Residential	-	-	8	32,565
Land	-	-	-	-
Owner occupied	-	-	1	692
Other	-	-	9	52,460
Small business:
Real estate	2	342	4	1,314
Non-real estate	2	296	-	-
Consumer	1	47	6	571
Residential:
Residential-interest only	-	-	1	547
Residential-amortizing	1	62	19	3,321
Total Troubled Debt Restructured	6	$747	54	$96,452

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and 2010 and experienced a payment default during the three months ended September 30, 2012 and 2011, respectively (dollars in thousands).

	For the Three Months Ended
	September 30, 2012		September 30, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-	-	$-
Commercial real estate:
Residential	1	6,907	-	-
Land	-	-	-	-
Owner occupied	-	-	-	-
Other	2	22,050	-	-
Small business:
Real estate	-	-	1	598
Non-real estate	-	-	-	-
Consumer	-	-	2	227
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	1	64
Total Troubled Debt Restructured	3	$28,957	4	$889

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and 2010 and experienced a payment default during the nine months ended September 30, 2012 and 2011 (dollars in thousands).

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-	-	$-
Commercial real estate:
Residential	1	6,907	2	6,869
Land	-	-	1	3,458
Owner occupied	-	-	3	1,473
Other	2	22,050	1	6,102
Small business:
Real estate	-	-	2	754
Non-real estate	-	-	-	-
Consumer	-	-	11	1,004
Residential:
Residential-interest only	2	247	1	547
Residential-amortizing	2	177	6	1,135
Total Troubled Debt Restructured	7	$29,381	27	$21,342

7.    Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable (in thousands):

	September 30,	December 31,
	2012	2011
Notes receivable, gross	$578,191	619,599
Purchase accounting adjustments	(17,626)	(28,503)
Notes receivable, net of purchase accounting adjustments	560,565	591,096
Allowance for loan losses	(66,083)	(73,260)
Notes receivable, net	$494,482	517,836

As previously disclosed, included in the table above are notes acquired through our November 2009 acquisition of approximately 7.4 million shares of Bluegreen Common Stock giving us a controlling interest in Bluegreen.  In accordance with applicable accounting guidance “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company has elected to recognize interest income on these notes receivable using the expected cash flows method. The Company treated expected prepayments consistently in determining its cash flows expected to be collected, such that the non-accretable difference is not affected and the difference between actual prepayments and expected prepayments shall not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of September 30, 2012 and December 31, 2011, the outstanding contractual unpaid principal balance of the acquired notes was $160.6 million and $196.3 million, respectively. As of September 30, 2012 and December 31, 2011, the carrying amount of the acquired notes was $143.0 million and $167.8 million, respectively.

The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at September 30, 2012 and December 31, 2011. The following is a reconciliation of accretable yield as of September 30, 2012 and December 31, 2011 (in thousands):

Accretable Yield	September 30,	December 31,
	2012	2011
Balance, beginning of period	$74,526	85,906
Accretion	(17,029)	(25,237)
Reclassification from nonaccretable yield	2,057	13,857
Balance, end of period	$59,554	74,526

All of Bluegreen’s vacation ownership interests (“VOIs”) notes receivable bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.5% and 15.4% at September 30, 2012 and December 31, 2011, respectively. The majority of Bluegreen’s notes receivable secured by home sites bear interest at variable rates. The weighted-average interest rate charged on notes receivable secured by home sites was 7.7% and 7.8% at September 30, 2012 and December 31, 2011, respectively.

Bluegreen’s VOI notes receivable are generally secured by properties located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivables are secured by home sites in Georgia, Texas, and Virginia.

Notes receivable excluding the acquired notes as described above, are carried at amortized cost less an allowance for bad debts. Interest income is suspended, and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. Bluegreen’s notes receivable are generally written off as uncollectible when they have become approximately 120 days past due. As of September 30, 2012 and December 31, 2011, $13.2 million and $20.9 million, respectively, of the VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.

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

The table below sets forth the activity in the allowance for loan losses (including homesite notes receivable) as follows (in thousands):

Balance at December 31, 2011	$73,260
Provision for loan losses (1)	19,502
Write-offs of uncollectible receivables	(26,679)
Balance at September 30, 2012	$66,083

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Current	$548,506	576,063
31-60 days	6,183	9,038
61-90 days	5,001	7,836
Over 91 days (1)	13,178	20,861
Purchase accounting adjustments	(17,626)	(28,503)
Notes receivable net of purchase accounting adjustments	555,242	585,295
Allowance for loan losses	(66,083)	(73,260)
Total	$489,159	512,035

(1) Includes $7.5 million and $12.1 million as of September 30, 2012 and December 31, 2011, respectively, related to VOI transactions that, as of the applicable date, had been foreclosed but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payables.  These VOI notes receivable have been reflected in the allowance for loan loss.

8.    Variable Interest Entities

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

With each securitization, Bluegreen generally retains a portion of the securities. Under these arrangements, the cash payment received from the obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent that portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rate or loan loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of September 30, 2012, Bluegreen was in compliance with all applicable terms and no trigger events had occurred.

In accordance with applicable guidance for the consolidation of variable interest entities, Bluegreen analyzes its variable interests, which may consist of loans, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a variable interest entity. Bluegreen’s analysis includes both quantitative and qualitative reviews. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and it bases its qualitative analysis on the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. Bluegreen also uses qualitative analysis to determine if it must consolidate a variable interest entity as the primary beneficiary.  In accordance with applicable accounting guidance currently in effect, Bluegreen has determined these securitization entities to be VIEs and consolidates the entities into its financial statements as it is the primary beneficiary of the entities.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute, a limited amount of defaulted mortgage notes for new notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes during the nine months ended September 30, 2012 and 2011 were $9.8 million and $18.5 million, respectively.

Below is the information related to the assets and liabilities of the VIEs included on the consolidated statements of financial condition (in thousands):

	September 30,	December 31,
	2012	2011
Restricted cash	$35,876	38,913
Securitized notes receivable, net	370,121	375,904
Receivable backed notes payable	384,896	385,140

The restricted cash and the securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

BBX Capital

In consideration for BB&T assuming BBX Capital’s $285.4 million in principal amount of TruPS, BB&T received from BBX Capital at the closing of the Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum.  At that time, BBT’s interest in FAR will terminate, and BBX Capital, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter be entitled to any and all residual proceeds. FAR’s assets are expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery within seven years of the $285 million preference amount. At September 30, 2012, BB&T’s preferred interest in FAR was reduced to approximately $209 million.

BBX Capital’s variable interests in FAR include its 5%  preferred membership interest in the cash flows of FAR, rights to all residual cash flows and the incremental $35 million guarantee issued to BB&T.  BBX Capital also services approximately $45 million of FAR commercial loans and has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s operating agreement.

BBX Capital analyzed FAR’s amended and restated limited liability agreement and determined that it was the primary beneficiary and therefore should consolidate FAR in its financial statements. This conclusion was based primarily  on the determination that BBX Capital has the obligation to absorb losses and the rights to receive any appreciation of the assets of FAR through its rights to the residual returns of FAR and  its obligations under the incremental $35 million guarantee to BB&T assuring the repayment of BB&T’s preferred interest in FAR.  BB&T, the other entity with variable interests in FAR, is entitled to its $285 million preference amount plus the preferred return.  Also contributing to BBX Capital’s determination that it was the primary beneficiary of FAR was its ability to direct the activities  relating to the commercial loans that it services, its ability to purchase certain commercial loans  and its right of first refusal in connection with the disposition of certain commercial loans.

BB&T’s preferred equity interest in FAR only entitles it to $285 million preference amount plus the priority return.  Based on the amended and restated limited liability agreement FAR is required to make quarterly distributions or more frequently as approved by FAR’s board of managers, of excess cash flows from its operations and the orderly disposition of its assets to redeem the preferred equity interests in FAR.  As such, the Class A units are considered mandatorily redeemable and are reflected as  debt obligations in the Company’s Consolidated Statement of Financial Condition and the priority return is considered interest expense in the Company’s Consolidated Statements of Operations.

The activities of FAR are governed by the amended and restated limited liability agreement which grants the Board of Managers board authority over FAR.  The Board has four members, two members elected by BBX Capital and two members elected by BB&T.  The approval of an issue before the Board requires three of the members to approve the issue.  BB&T members will resign from the Board upon the redemption of its preferred interest in FAR.

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in BBX Capital’s Statement of Financial Condition was as follows (in thousands):

September 30,
2012
Cash and due from banks	$5,044
Tax certificates	4,232
Loans held for sale	20,349
Loans receivable	259,092
Other real estate owned	22,577
Accrued interest receivable	1,771
Other assets (1)	3,221
Total assets	$316,286
BB&T preferred interest in FAR	$208,986
Other liabilities	14,305
Total liabilities	$223,291

(1)   Other assets consisted of a receivable from BB&T associated with net cash inflows from FAR's assets for the one month ended September 30, 2012.  Also included in other assets in BBX Capital's consolidated statement of financial condition was $0.6 million receivable from BB&T associated with the net cash inflows from CAM assets for the one month ended September 30, 2012.

Until BB&T’s preference amount is repaid, the proceeds from the monetization of FAR’s assets are restricted to payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interest net of the payment of all expenses and the priority return. FAR anticipates making quarterly distributions.  As such, BBX Capital will receive 5% of the net cash flows from the monetization of FAR’s assets net of expenses and the priority return.   BBX Capital anticipates that FAR will finance its activities through revenues from principal and interest payments received and monetization of its assets.

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $128 million as of September 30, 2012, consisting of $93 million of net assets plus the $35 million incremental guarantee.

9     Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011

Completed VOI units	$196,501	218,281
Construction-in-progress	530	1,609
Real estate held for future development	83,538	82,953
Land and facilities held for sale	494	4,418
Subtotal	281,063	307,261
Purchase accounting adjustment	(81,503)	(93,936)
Total	$199,560	213,325

Bluegreen reviews real estate held for future resort development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. No impairment charges were recorded with respect to Bluegreen Resorts’ inventory during the nine months ended September 30, 2012 or the year ended December 31, 2011.

Interest capitalized to VOI inventory during the three and nine months ended September 30, 2012 and 2011 was insignificant. The interest expense reflected in our financial statements is net of capitalized interest.

10     Debt

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth the balances of Bluegreen’s lines-of-credit and notes payable facilities and as of December 31, 2011, BankAtlantic’s subordinated debentures (dollars in thousands):

	As of September 30, 2012			As of December 31, 2011
			Carrying			Carrying
	Debt	Interest	Amount of	Debt	Interest	Amount of
	Balance	Rate	Pledged Assets	Balance	Rate	Pledged Assets
Bluegreen:
RFA AD&C Facility	$3,033	10.00%	51,320	21,619	4.80%	70,640
H4BG Communities Facility	-	-	-	23,889	8.00%	21,373
Wells Fargo Term Loan	-	-	-	19,858	7.17%	98,034
Foundation Capital	9,421	8.00%	13,999	12,860	8.00%	15,437
Textron AD&C Facility	2,850	4.75%	9,767	3,866	4.75%	9,653
Fifth Third Bank Note Payable	2,758	3.21%	4,397	2,909	3.30%	4,518
Other	2,334	5.00 - 6.00%	4,353	1,816	5.00 - 6.88%	1,705
	20,396		83,836	86,817		221,360
Less purchase accounting adjustments	(237)		-	(284)		-
Total Real Estate and Other	20,159		83,836	86,533		221,360

BankAtlantic:
Subordinated debentures	-		-	22,000	LIBOR + 3.45%	-
Total Financial Services	-		-	22,000		-

Total Notes Payable	$20,159		83,836	108,533		221,360

Significant changes related to Bluegreen’s lines-of-credit and notes payable during the nine months ended September 30, 2012 include:

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

During the nine months ended September 30, 2012, Bluegreen repaid $18.6 million of the outstanding balance under this facility.  The remaining $3.0 million outstanding balance was repaid in full during October 2012

H4BG Communities Facility. The H4BG Communities Facility was secured by the real property homesites (and personal property related thereto) and golf courses at several Bluegreen Communities projects. In connection with the sale of Bluegreen Communities to Southstar on May 4, 2012, the entire then outstanding amount of the H4BG facility was repaid along with a $2.0 million deferred fee.

Wells Fargo Term Loan.  In February 2012, the facility was amended to extend the maturity date to June 30, 2012, and to require four  $4.5 million minimum installments to be paid monthly starting March 2012.  In May 2012, Bluegreen repaid the entire outstanding balance under this facility.

Foundation Capital. During the nine months ended September 30, 2012, Bluegreen repaid $3.4 million of the outstanding balance under the facility.

Receivable-Backed Notes Payable

The table below sets forth the balances of Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of September 30, 2012			As of December 31, 2011
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$-	-	-	49,742	6.50%	60,708
2011 Liberty Bank Facility	18,874	6.50%	23,279	10,858	6.50%	13,367
GE Bluegreen/Big Cedar
Receivables Facility (2)	9,476	1.96%	20,839	15,551	2.05%	24,512
Legacy Securitization (1) (2)	12,817	12.00%	20,859	17,623	12.00%	25,899
NBA Receivables Facility	12,088	6.75%	19,121	16,758	6.75%	23,064
CapitalSource Facility	13,114	6.50%	17,250	-	-	-
RFA Receivables Facility (2)	-	-	-	1,281	4.30%	2,866
Total before discount	66,369		101,348	111,813		150,416
Less unamortized discount on
Legacy Securitization	(1,306)		-	(1,797)		-
Total	65,063		101,348	110,016		150,416
Less purchase accounting adjustment	(408)		-	(1,232)		-
	$64,655		101,348	108,784		150,416

Non-recourse receivable-backed notes payable:
BB&T Purchase Facility	$-	4.75%	-	28,810	4.75%	42,075
GE 2004 Facility (2)	6,780	7.16%	7,700	8,144	7.16%	9,301
2004 Term Securitization (2)	-	5.27%	-	11,307	5.27%	11,693
2005 Term Securitization (2)	29,569	5.98%	32,363	39,591	5.98%	44,277
GE 2006 Facility (2)	35,304	7.35%	39,885	41,275	7.35%	47,015
2006 Term Securitization (2)	31,906	6.16%	34,802	40,194	6.16%	44,128
2007 Term Securitization (2)	63,807	7.32%	72,117	78,062	7.32%	89,502
2008 Term Securitization (2)	24,357	7.88%	28,112	30,148	7.88%	34,699
2010 Term Securitization (2)	70,434	5.54%	85,156	84,275	5.54%	102,014
Quorum Purchase Facility	11,228	6.50-8.00%	13,331	7,508	8.00%	9,175
2012-A Term Securitization	100,000	2.94%	107,626	-	-	-
Total	$373,385		421,092	369,314		433,879
Total receivable-backed debt	$438,040		522,440	478,098		584,295

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.
(2)	These receivable-backed notes payable are included in the Other Receivable-Backed Notes Payable section below.

Significant changes related to our receivable-backed notes payable facilities during the nine months ended September 30, 2012 include:

2008 Liberty Bank Facility. The outstanding balance was repaid in full during September 2012 in connection with the 2012 Term Securitization described below.

2011 Liberty Bank Facility. The 2011 Liberty Bank Facility provides for maximum outstanding borrowings of $60.0 million at an 85% advance rate on eligible receivables pledged under the facility on a revolving basis during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions Bluegreen believes to be customary for transactions of this type.  Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016.    Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of September 30, 2012).  During the nine months ended September 30, 2012, Bluegreen pledged $11.9 million of VOI notes receivable to this facility and received cash proceeds of $10.1 million in order to adjust its outstanding balance to be consistent with previously pledged collateral. Bluegreen also repaid $3.1 million on the facility during the period.

NBA Receivables Facility. Bluegreen/Big Cedar Joint Venture has an outstanding timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”).  Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with the facility.  During the nine months ended September 30, 2012, Bluegreen repaid $4.7  million on the facility.

In October 2012, the NBA Receivables Facility was amended to provide for borrowings on a revolving basis through October 2014 to be secured by eligible timeshare receivables from the Bluegreen/Big Cedar Joint Venture in amounts up to an aggregate of $30.0 million.  Under the amended facility, future advances will be made at an advance rate of 85% and bear interest at the 30-day LIBOR plus 4.5% per annum subject to a floor of 6.0%.  Certain future advances are also subject to a 1.5% loan fee.  The outstanding balance prior to the amendment ($12.1 million as of September 30, 2012) bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  All amounts will mature and be due on April 10, 2020  subject to earlier required periodic repayments of principal to satisfy certain balance requirements set forth in the facility.

BB&T Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”) which allows for maximum outstanding borrowings of $50.0 million and has a revolving advance period through December 17, 2012. During the nine months ended September 30, 2012, Bluegreen pledged $24.7 million of VOI notes receivable to this facility and received cash proceeds of $16.7 million. In addition, during September 2012, Bluegreen repaid all outstanding borrowings under this facility in connection with the 2012 Term Securitization described below.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings.  Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on Bluegreen’s balance sheet.   The BB&T Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.

Quorum Purchase Facility. During March 2012, Bluegreen amended and expanded an existing timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the amended facility and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2013 eligible timeshare receivables from Bluegreen or certain of its subsidiaries in an amount of up to an aggregate $25.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate with respect to any future advances. The March 2012 amendment also provided for a program fee rate of 6.5% per annum with respect to any future advances. During September 2012, the facility was further amended to decrease the program fee rate with respect to advances subsequent to the date of such amendment to 6.0% per annum.  As of September 30, 2012, $6.3 million of the outstanding balance bears interest at a fixed rate of 8.0% pursuant to the terms of the original agreement, and $4.9 million of the outstanding balance bears interest at a fixed rate of 6.5% in accordance with the terms of the March 2012 amendment. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payments of fees, interest and principal under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

During the nine months ended September 30, 2012, Bluegreen pledged $6.4 million of VOI notes receivable to this facility and received cash proceeds of $5.3 million.  Bluegreen also repaid $1.6 million on the facility.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings.  Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on Bluegreen’s balance sheet.   The Quorum Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.

CapitalSource Facility. Bluegreen has a $30.0 million revolving timeshare receivables hypothecation facility (“the CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 80% advance rate.  The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate.  Principal repayments and interest rate are to be paid as cash is collected on the pledged receivables subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016.  The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75% subject to a LIBOR floor of 0.75% (6.50% as of September 30, 2012).  During the nine months ended September 30, 2012, Bluegreen pledged $19.3 million of VOI notes receivable to this facility and received cash proceeds of $15.6 million. Bluegreen also repaid $2.5 million on the facility during the period.

2012 Term Securitization. On September 13, 2012, Bluegreen completed a private offering and sale of $100 million of investment-grade, timeshare loan-backed notes (the "2012 Term Securitization") to BB&T Capital Markets and RBS Securities Inc., as initial purchasers. The 2012 Term Securitization consisted of the issuance of two tranches of timeshare-loan backed notes: $79.05 million of Class A notes and $20.95 million of Class B notes with interest rates of 2.66% and 3.99%, respectively, which blended to a weighted average interest rate of 2.94%. The gross advance rate for this transaction was 89.5%.

The amount of the timeshare receivables sold was approximately $111.7 million, approximately $109.8 million of which was provided prior to September 30, 2012 and the remainder of which was provided during October 2012. Approximately $78.0 million of the $100.0 million of gross proceeds were used to repay in full both the BB&T Purchase Facility and the 2008 Liberty Bank Facility, as described above, as well as to capitalize a reserve fund and pay fees and expenses associated with the transaction.  Bluegreen expects to use the remaining $22.0 million of gross proceeds for general corporate purposes.

While ownership of the timeshare receivables included in the 2012 Term Securitization was transferred and sold for legal purposes, the transfer of these timeshare receivables was accounted for as a secured borrowing for financial accounting purposes.

Other Receivable-Backed Notes Payable. In addition to the above described facilities, during the nine months ended September 30, 2012, Bluegreen repaid $83.0 million of its other receivable-backed notes payable, which included a full repayment of the 2004 Term Securitization.

11.    Shares Subject to Mandatory Redemption

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of the 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,015 per share for the twelve month period ending April 29, 2013 to $1,000 per share for the twelve month period ending April 29, 2016.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and previously also upon the written non-objection from the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. The Company determined not to seek the Federal Reserve’s written non-objection to the dividend payment for the fourth quarter of 2011 or the first or second quarters of 2012 and, therefore, the Company accrued unpaid dividend payments totaling approximately $563,000 as of June 30, 2012.   As described in Note 1, as a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012, BFC was released from registration as a savings and loan holding company, effective August 31, 2012.  Following such deregistration, the unpaid dividends of $563,000 were paid by BFC. BFC paid its third quarter dividend of $187,500 during September 2012.  Future dividend payments will not require the prior written non-objection of the Federal Reserve, provided BFC continues not to be subject to regulation as a financial institution holding company.  Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of September 30, 2012 is accrued interest of approximately $231,000.

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

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.   The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.   The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the current estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at September 30, 2012.

12.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011

BBX Capital	$119,604	(7,906)
Bluegreen	56,735	39,489
Joint ventures	34,003	31,693
Total noncontrolling interests	$210,342	63,276

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Noncontrolling interest - Continuing Operations:
BBX Capital	$728	(2,611)	(9,355)	(17,728)
Bluegreen	6,354	6,187	17,416	12,824
Joint ventures	3,474	2,426	9,664	6,111
	$10,556	6,002	17,725	1,207

Noncontrolling interest - Discontinued Operations:
BBX Capital	$129,364	(2,779)	127,031	12,363
Bluegreen	(160)	(1,260)	(940)	(17,367)
	$129,204	(4,039)	126,091	(5,004)
Net income (loss) attributable to noncontrolling interests	$139,760	1,963	143,816	(3,797)

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

The Company’s business activities currently consist of (i) Real Estate and Other business activities and (ii) Financial Services. We currently report the results of our business activities through five segments. Three of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts. Our other two segments —BankAtlantic’s commercial lending reporting unit (“CLRU”) and BBX Capital Parent Company — relate to our Financial Services business activities and represent BBX Capital’s continuing operations. Discontinued operations include the results of Bluegreen Communities (which previously was a separate reporting segment), BankAtlantic’s community banking, investment, capital services and tax certificate reporting units (which were previously part of the BankAtlantic reporting segment) and Cypress Creek Holdings (which was previously part of the Real Estate Operations reporting segment). See Note 3 for additional information regarding discontinued operations.

The Company evaluates segment performance based on its segment net income (loss).

The following summarizes the aggregation of the Company's operating segments into reportable segments:

BFC Activities

The BFC Activities segment consists of the operations of BFC and other activities, including investments and operations of Woodbridge unrelated to real estate. BFC operations primarily consist of our corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations, which provided human resources, risk management, investor relations and executive office administration services to BBX Capital and provides certain risk management and administration services to Bluegreen. Woodbridge’s other operations include the activities of Snapper Creek Equity Management, LLC and certain other investments. This segment also includes our previous investment in Benihana (which we no longer hold due to the acquisition of Benihana by Safflower during August 2012), as well as investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”).

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

CLRU

CLRU’s activities consist of managing a commercial loan portfolio, which include construction, residential development, land acquisition and commercial business loans.  The activities during the three and nine months ended September 30, 2012 and 2011 consisted of, but were not limited to, renewing, modifying, increasing, extending, refinancing and making protective advances on commercial loans, as well as the servicing of commercial loans.

BBX Capital Parent Company

The BBX Capital Parent Company activities include the managing of non-performing loans and related real estate owned acquired from BankAtlantic.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2012 (in thousands):

						Unallocated
					BBX Capital	Amounts
	BFC	Real Estate	Bluegreen		Parent	and	Segment
	Activities	Operations	Resorts	CLRU	Company	Eliminations	Total
Revenues
Sales of VOIs	$-	-	57,662	-	-	-	57,662
Fee-based sales commission and other revenues	-	-	27,798	-	-	-	27,798
Other fee-based services revenues	-	-	19,401	-	-	-	19,401
Interest income	-	-	-	4,190	46	20,763	24,999
Financial Services - non-interest income	-	-	-	133	111	(110)	134
Total revenues	-	-	104,861	4,323	157	20,653	129,994

Costs and Expenses
Cost of VOI's sold	-	-	8,252	-	-	-	8,252
Cost of other resorts operations	-	-	10,416	-	-	-	10,416
Interest expense	1,256	-	-	1,094	1,348	11,123	14,821
Provision for loan losses	-	-	-	257	-	-	257
Selling, general and administrative expenses	5,942	24	55,300	-	-	14,244	75,510
Other expenses	-	-	-	6,275	6,452	(163)	12,564
Total costs and expenses	7,198	24	73,968	7,626	7,800	25,204	121,820

Gain on sale of Benihana investment	9,307		-	-	-	-	9,307
Equity in earnings from unconsolidated affiliates	86	-	-	-	42	-	128
Other income	718	-	-	-	-	254	972
(Loss) income from continuing operations before income taxes	2,913	(24)	30,893	(3,303)	(7,601)	(4,297)	18,581
Less: Provision (benefit) for income taxes	1,827	-	-	(1,274)	(2,932)	9,302	6,923
Income (loss) from continuing operations	$1,086	(24)	30,893	(2,029)	(4,669)	(13,599)	11,658
Income from discontinued operations							286,232
Net income							297,890
Less: Net income attributable to noncontrolling interests							139,760
Net income attributable to BFC							$158,130

Total assets	$336,499	9	739,423	446,757	300,487	(274,353)	1,548,822

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2011 (in thousands):

						Unallocated
					BBX Capital	Amounts
	BFC	Real Estate	Bluegreen		Parent	and	Segment
	Activities	Operations	Resorts	CLRU	Company	Eliminations	Total
Revenues
Sales of VOIs	$-	-	49,675	-	-	-	49,675
Fee-based sales commission and other revenues	178	-	23,460	-	-	-	23,638
Other fee-based services revenues	-	-	18,838	-	-	-	18,838
Interest income	-	-	-	9,109	47	22,032	31,188
Financial Services - non-interest income	-	-	-	-	327	(315)	12
Total revenues	178	-	91,973	9,109	374	21,717	123,351

Costs and Expenses
Cost of VOI's sold	-	-	7,514	-	-	-	7,514
Cost of other resorts operations	-	-	12,912	-	-	-	12,912
Interest expense	1,194	462	-	-	3,899	13,417	18,972
Provision for loan losses	-	-	-	13,745	147	-	13,892
Selling, general and administrative expenses	2,630	56	45,972	-	-	9,959	58,617
Other expenses	209	-	-	14,705	531	(680)	14,765
Total costs and expenses	4,033	518	66,398	28,450	4,577	22,696	126,672

Equity in earnings from unconsolidated affiliates	(4)	-	-	-	482	35	513
Other income	1,231	-	-	-	-	(913)	318
(Loss) income from continuing operations before income taxes	(2,628)	(518)	25,575	(19,341)	(3,721)	(1,857)	(2,490)
Less: (Benefit) provision for income taxes	(4,476)	3	-	(3,709)	(713)	10,019	1,124
Income (loss) from continuing operations	$1,848	(521)	25,575	(15,632)	(3,008)	(11,876)	(3,614)
Income from discontinued operations							3,773
Net income							159
Less: Net income attributable to noncontrolling interests							1,963
Net loss attributable to BFC							$(1,804)

Total assets	$69,313	26,493	879,307	668,710	341,423	2,901,593	4,886,839

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2012 (in thousands):

						Unallocated
					BBX Capital	Amounts
	BFC	Real Estate	Bluegreen		Parent	and	Segment
	Activities	Operations	Resorts	CLRU	Company	Eliminations	Total
Revenues:
Sales of VOIs	$-	-	153,474	-	-	-	153,474
Fee-based sales commission and other revenues	-	-	66,279	-	-	-	66,279
Other fee-based services revenues	-	-	57,091	-	-	-	57,091
Interest income	-	-	-	19,591	267	62,840	82,698
Financial Services - non-interest income	-	-	-	203	737	(707)	233
Total revenues	-	-	276,844	19,794	1,004	62,133	359,775

Costs and Expenses:
Cost VOI's sold	-	-	18,922	-	-	-	18,922
Cost of other resorts operations	-	-	35,353	-	-	-	35,353
Interest expense	3,479	-	-	1,094	9,641	34,185	48,399
Recovery from loan losses	-	-	-	(1,129)	(6)	-	(1,135)
Selling, general and administrative expenses	14,807	95	138,301	-	-	40,125	193,328
Other expenses	-	-	-	28,762	15,152	(1,397)	42,517
Total costs and expenses	18,286	95	192,576	28,727	24,787	72,913	337,384

Gain on extinguishment of debt	-	28,725	-	-	-	1,150	29,875
Gain on sale of Benihana investment	9,307	-	-	-	-	-	9,307
Equity in earnings from unconsolidated affiliates	90	-	-	-	281	69	440
Other income	2,673	-	-	-	-	(696)	1,977
(Loss) income from continuing operations before income taxes	(6,216)	28,630	84,268	(8,933)	(23,502)	(10,257)	63,990
Less: Provision (benefit) for income taxes	1,827	-	-	(3,446)	(9,066)	25,315	14,630
(Loss) income from continuing operations	$(8,043)	28,630	84,268	(5,487)	(14,436)	(35,572)	49,360
Income from discontinued operations							275,545
Net income							324,905
Less: Net income attributable to noncontrolling interests							143,816
Net income attributable to BFC							$181,089

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2011 (in thousands):

						Unallocated
					BBX Capital	Amounts
	BFC	Real Estate	Bluegreen		Parent	and	Segment
	Activities	Operations	Resorts	CLRU	Company	Eliminations	Total
Revenues
Sales of VOIs	$-	-	131,353	-	-	-	131,353
Fee-based sales commission and other revenues	748	-	52,532	-	-	-	53,280
Other fee-based services revenues	-	-	53,325	-	-	-	53,325
Interest income	-	-	-	31,971	196	66,433	98,600
Financial Services - non-interest income	-	-	-	13	(647)	(924)	(1,558)
Total revenues	748	-	237,210	31,984	(451)	65,509	335,000

Costs and Expenses	-
Cost VOI's sold	-	-	21,442	-	-	-	21,442
Cost of other resorts operations	-	-	38,149	-	-	-	38,149
Interest expense	4,066	2,378	-	-	11,543	42,767	60,754
Provision for loan losses	-	-	-	24,391	641	-	25,032
Selling, general and administrative expenses	13,218	372	118,258	-	-	30,509	162,357
Other expenses	209	-	-	44,751	6,463	(1,144)	50,279
Total costs and expenses	17,493	2,750	177,849	69,142	18,647	72,132	358,013

Gain on settlement of investment in subsidiary	-	11,305	-	-	-	-	11,305
Equity in earnings from unconsolidated affiliates	1,365	-	-	-	1,295	105	2,765
Other income	4,030	-	-	-	-	(2,735)	1,295
(Loss) income from continuing operations before income taxes	(11,350)	8,555	59,361	(37,158)	(17,803)	(9,253)	(7,648)
Less: (Benefit) provision for income taxes	(4,672)	3	-	(11,442)	(5,483)	18,879	(2,715)
(Loss) income from continuing operations	$(6,678)	8,552	59,361	(25,716)	(12,320)	(28,132)	(4,933)
Loss from discontinued operations							(10,217)
Net loss							(15,150)
Less: Net loss attributable to noncontrolling interests							(3,797)
Net loss attributable to BFC							$(11,353)

14.    Commitments and Contingencies

BFC and its Wholly Owned Subsidiaries

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee is $2.0 million (which is shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to another unaffiliated partner.  In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts recorded on our financial statements at September 30, 2012 or December 31, 2011 relating to the guarantee or otherwise in respect of the partnership.

A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with the lender with respect to the loan secured by the properties, pursuant to which the limited liability company conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties.  During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million which is included in equity in earnings from unconsolidated affiliates in the Company’s consolidated statement of operations for the nine months ended September 30, 2011.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At September 30, 2012 and December 31, 2011, the carrying amount of this investment was approximately $289,000 and $283,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

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

On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). Pursuant to the settlement agreement entered into during June 2008, as subsequently amended (the “Settlement Agreement”), Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”)) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by the Debtors and the Joint Committee.  That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. As of December 31, 2011, we had placed into escrow approximately $11.7 million which represented the portion of the tax refund that was likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. During the quarter ended June 30, 2012, the $11.7 million was paid to the Debtors’ Estate.  In addition, during August 2012, Woodbridge paid to the Debtors’ Estate a settlement holdback amount of approximately $485,000 plus interest, thereby satisfying all of its  obligations under the Settlement Agreement.

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BFC has accrued $7.5 million and $4.6 million as of September 30, 2012 and December 31, 2011, respectively, for pending legal proceedings, all of which relates to the Woodbridge appraisal rights litigation described below. BFC believes that it has meritorious defenses in the pending legal actions and that reasonably possible losses arising from these pending legal matters, in excess of the amounts currently accrued, if any, will not have a material impact on BFC’s financial statements.

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida.

Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve BFC’s merger with WHC and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Under Florida law, Woodbridge thereafter commenced the appraisal rights action. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders.  On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders. As a result, the $4.6 million liability was increased) to approximately $7.5 million as of September 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded,. However, the amount of the award for legal and other costs that may be payable could not be reasonably estimated and, accordingly, is not reflected in BFC’s financial statements.  Woodbridge has appealed the courts’ ruling with respect to its fair value determination and the award of legal fees and costs to the dissenting shareholders. The outcome of the appeal is uncertain.

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

The four Florida lawsuits have been consolidated into an action styled In Re Bluegreen Corporation Shareholder Litigation. On April 9, 2012, the plaintiffs filed a consolidated amended class action complaint which alleges that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. In the complaint, the plaintiffs also allege that BFC breached its fiduciary duties to Bluegreen’s minority shareholders and that BFC’s merger subsidiary aided and abetted the alleged breaches of fiduciary duties by Bluegreen’s directors and BFC. In addition, the complaint includes allegations relating to claimed violations of Massachusetts law. The complaint seeks declaratory and injunctive relief, along with damages and attorneys’ fees and costs.  On September 13, 2012, Bluegreen’s Motion to Dismiss the action was denied and Bluegreen subsequently answered the complaint.

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

Reserves are accrued for matters in which Bluegreen believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of September 30, 2012, Bluegreen had accrued $2.6 million for matters which it believes meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Bluegreen’s management is not at this time able to estimate a range of reasonably possible losses with respect to these matters in which it is reasonably possible that a loss will occur. In certain matters, Bluegreen is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs’ have not quantified or factually supported the claim.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  As of September 30, 2012 and December 31, 2011, Bluegreen had liabilities for subsidies totaling $4.0 million and $1.6 million, respectively, which are included in other liabilities on the Consolidated Statements of Financial Condition as of those dates. During 2012, Bluegreen was providing subsidies to seven resorts.

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

Inquiry into Consumer Matters by the Office of the Florida Attorney General

The Office of the Attorney General for the State of Florida (the “AGSF”) advised Bluegreen that it has accumulated a number of consumer complaints since 2004 related to timeshare sales and marketing, and requested that Bluegreen propose a resolution on a collective basis of any outstanding complaints. The AGSF also requested that Bluegreen enter into a written agreement. Bluegreen has determined that many of the identified complaints were previously addressed and/or resolved. On May 24, 2012, the parties entered into a written agreement establishing a process for determining consumer eligibility for relief (including, where applicable, monetary restitution) and providing a timeframe through August 24, 2012 to resolve identified customer complaints. Bluegreen has resolved most of the identified customer complaints and anticipates resolving the remaining complaints in the near term.  Bluegreen does not believe this matter will have a material effect on its results of operations, financial condition or on its sales and marketing activities in Florida.

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

BBX Capital

BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations. Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

BBX Capital establishes litigation reserves for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BBX Capital had no litigation reserves as of September 30, 2012 as the amount of loss associated with its legal matters could not be reasonable estimated. The actual costs of resolving these legal claims may be significant to BBX Capital’s financial statements.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management of BBX Capital currently estimates that the aggregate range of reasonably possible losses cannot be reasonably estimated as of September 30, 2012.

An estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may be an indeterminable time period, and is based on information currently available as of September 30, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure. During the nine months ended September 30, 2012, a matter associated with tax certificates activities was settled for $1.6 million reducing the range of possible losses reported as of December 31, 2011.

In certain matters BBX Capital is unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported the claim.

BBX Capital believes that liabilities arising from litigation and regulatory matters, discussed below, will not have a material impact to BBX Capital’s financial statements. However, due to the significant uncertainties involved in these legal matters, BBX Capital may incur losses and an adverse outcome in these matters could be material to BBX Capital’s financial statements.

As a consequence of the sale of BankAtlantic to BB&T, litigation and regulatory matters in which BankAtlantic was a party are no longer reported by BBX Capital except material matters for which BBX Capital agreed to indemnify BB&T. The following is a description of the ongoing litigation and regulatory matters:

Class action securities litigation

In October 2007, BBX Capital and current or former officers of BBX Capital were named in a lawsuit which alleged that during the period of November 9, 2005 through October 25, 2007, BBX Capital and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint asserted claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and sought unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of BBX Capital’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period.  The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007.  Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period.  On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims.  On July 23, 2012, a three judge panel of the United States Court of Appeals for the Eleventh Circuit issued a unanimous opinion affirming the judgment in favor of all defendants on all claims. On October 12, 2012, plaintiff’s petition for panel rehearing in the Eleventh Circuit was denied.

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. The complaint also alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company.  Discovery is on-going.   BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

BBX Capital Shareholders Lawsuit Seeking to Block the sale of BankAtlantic to BB&T under the Agreement

On April 5, 2012, J.Phillip Max filed a class action complaint in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida against Alan Levan, Jarett Levan, John Abdo, Steven Coldren, D. Keith Cobb, Charles C. Winningham III, Bruno Di Giulian, Willis Holcombe, David Lieberman, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and BB&T Corporation.  The complaint alleges that the individual defendants breached their fiduciary duties of care, good faith and loyalty by causing or permitting BBX Capital to sell BankAtlantic.  The complaint further alleges that BBX Capital, BFC and BB&T aided and abetted these breaches of fiduciary duty.  The complaint seeks declaratory and equitable relief, including an injunction against the proposed transaction between BBX Capital and BB&T, as well as seeking damages.  As a consequence of the consummation of the sale of BankAtlantic to BB&T, much of the complaint was rendered moot and BBX Capital believes the remainder of the claims to be without merit and intends to vigorously defend the lawsuit.

15.    Certain Relationships and Related Party Transactions

BFC is the controlling shareholder of BBX Capital and Bluegreen. BFC also had a direct non-controlling interest in Benihana prior to the acquisition of Benihana by Safflower during August 2012. Shares of BFC’s Class A and Class B Common Stock representing a majority of BFC’s total voting power are owned or controlled by BFC’s Chairman, President and Chief Executive Officer, Alan B. Levan, and by BFC’s Vice Chairman, John E. Abdo, both of whom are also directors of Bluegreen, and executive officers and directors of BBX Capital. Mr. Levan and Mr. Abdo also served as directors of Benihana until Safflower’s acquisition of Benihana during August 2012. In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of BFC and BBX Capital.

As previously described, on November 11, 2011, BFC and Bluegreen entered into a definitive merger agreement pursuant to which, if the merger contemplated thereby is consummated, Bluegreen will become a wholly-owned subsidiary of BFC and, each outstanding share of Bluegreen’s Common Stock (other than shares owned directly or indirectly by BFC and holders of Bluegreen’s Common Stock who exercise and perfect their appraisal rights) would be converted automatically into the right to receive eight shares of BFC’s Class A Common Stock (as adjusted in connection with the reverse stock split of BFC contemplated by the merger agreement). Consummation of the merger remains subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange. There is no assurance that the merger will be consummated on the contemplated terms or at all.  See Note 1 for additional information regarding the proposed merger.

The following table presents related party transactions relating to the shared service arrangements between BFC, BBX Capital (including BankAtlantic) and Bluegreen and information technology agreement between BFC and BBX Capital (including BankAtlantic) for the three and nine months ended September 30, 2012 and 2011. All amounts were eliminated in consolidation (in thousands).

For the Three Months Ended September 30, 2012		BFC	BBX Capital	Bluegreen
Shared service income (expense)	(a)	$70	(54)	(16)
Facilities cost and information technology	(b)	$(25)	21	4

For the Three Months Ended September 30, 2011
Shared service income (expense)	(a)	$379	(305)	(74)
Facilities cost and information technology	(b)	$(81)	67	14

For the Nine Months Ended September 30, 2012
Shared service income (expense)	(a)	$855	(623)	(232)
Facilities cost and information technology	(b)	$(219)	188	31

For the Nine Months Ended September 30, 2011
Shared service income (expense)	(a)	$1,242	(977)	(265)
Facilities cost and information technology	(b)	$(308)	269	39

(a)

Pursuant to the terms of shared service agreements between BFC and BBX Capital, subsidiaries of BFC provided  human resources, risk management, investor relations, executive office administration and other services to BBX Capital.  Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services.

(b)

As part of the shared service arrangement, BFC paid BankAtlantic and Bluegreen for the cost of office facilities utilized by BFC and its shared service operations. BFC also paid BankAtlantic for information technology related services pursuant to a separate agreement. BankAtlantic received approximately $8,000 from BFC under the information technology services agreement during each of the three months ended September 30, 2012 and 2011, and $60,000 during each of the nine months ended September 30, 2012 and 2011.

In June 2010, BBX Capital and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC received a monthly fee of $12,500 from each of BankAtlantic and BBX Capital and, if BFC’s efforts resulted in net recoveries of any non-performing loan or the sale of real estate owned, BFC received a fee equal to 1% of the net value recovered. During the three months ended September 30, 2012 and 2011, BFC received an aggregate of $25,000 and $0.1 million, respectively, of real estate advisory service fees under this agreement.  Real estate advisory service fees during the nine months ended September 30, 2012 and 2011 were approximately $0.3 million and $0.4 million, respectively.

The above-described agreements between BFC and BankAtlantic were either terminated effective upon the closing of the Transaction or were assumed by BB&T for a limited period of time after consummation of the Transaction and, following the Transaction, are no longer considered related party transactions.

Upon the consummation of the Transaction, a transition services agreement was entered into with BB&T under which certain individuals who performed services on behalf of BFC’s shared services subsidiary and became employed by BB&T after the Transaction would provide specified services to BFC at no cost to BFC through the earlier of the termination of the individuals’ employment by BB&T and October 1, 2012.  BFC did not recognize compensation expense during the two months ended September 30, 2012 for services performed for the benefit of BFC by these BB&T employees.

During the nine months ended September 30, 2012 and 2011, Bluegreen paid a subsidiary of BFC approximately $0.4 million and $0.5 million, respectively, for a variety of management advisory services.

In addition, BFC had an agreement with Bluegreen relating to the maintenance of different independent registered public accounting firms. Pursuant to this agreement, Bluegreen reimbursed BFC during the nine months ended September 30, 2012 and 2011 approximately $0.4 million and $0.5 million, respectively, for fees paid by BFC to its independent registered public accounting firm for services performed at Bluegreen as part of its annual financial statement audit. This agreement was terminated in connection with Bluegreen’s decision during October 2012 to change its independent registered public accounting firm to the same firm used by BFC.

Beginning in 2009, Bluegreen entered into a land lease with Benihana, who constructed and operates a restaurant on one of Bluegreen’s land parcels. Under the terms of the lease, Bluegreen received payments from Benihana of less than $0.1 million during the three and nine months ended September 30, 2012 and 2011.

In prior periods, BBX Capital issued options to purchase shares of BBX Capital’s Class A Common Stock to employees of BFC. Additionally, certain employees of BBX Capital have transferred to affiliate companies, and BBX Capital has elected, in accordance with the terms of BBX Capital’s stock option plans, not to cancel the stock options held by those former employees. BBX Capital from time to time also issues options and restricted stock awards to employees of BFC that perform services for BBX Capital.  Expenses relating to all options and restricted stock awards granted by BBX Capital to BFC employees were approximately $2,000 and $19,000 for the three and nine months ended September 30, 2012, respectively, and $10,000 and $42,000 for the three and nine months ended September 30, 2011, respectively.

There were no options exercised by former employees of BBX Capital during the nine months ended September 30, 2012 or 2011.    7,500 restricted stock awards of BBX Capital’s Class A Common Stock previously issued to BFC employees fully vested upon closing of the Transaction on July 31, 2012. Acceleration of the vesting of these awards was approved by BBX Capital’s compensation committee.  Options to acquire 4,944 shares of BBX Capital’s Class A Common Stock issued to BFC employees were forfeited upon the closing of the Transaction.

BBX Capital’s options and non-vested restricted stock outstanding to employees of BFC consisted of the following as of September 30, 2012:

As of September 30, 2012
BBX Capital
	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	723	$259.87

As of December 31, 2011, BFC had cash and cash equivalents accounts at BankAtlantic with balances of approximately $0.2 million. These accounts were on the same general terms as deposits made by unaffiliated third parties.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

16.    Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings (loss) per common share
Numerator:
Income (loss) from continuing operations	$11,658	(3,614)	49,360	(4,933)
Less: Noncontrolling interests income from continuing operations	10,556	6,002	17,725	1,207
Income (loss) to common shareholders	1,102	(9,616)	31,635	(6,140)
Preferred stock dividends	-	(188)	(188)	(563)
Decrease in equity due to the change in fair value of
shares subject to mandatory redemption	-	-	(472)	-
Income (loss) available to common shareholders	1,102	(9,804)	30,975	(6,703)

Income (loss) from discontinued operations	286,232	3,773	275,545	(10,217)
Less: Noncontrolling interests income (loss) from discontinued operations	129,204	(4,039)	126,091	(5,004)
Income (loss) from discontinued operations to common shareholders	157,028	7,812	149,454	(5,213)
Net income (loss) available to common shareholders	$158,130	(1,992)	180,429	(11,916)

Denominator:
Basic weighted average number of common shares outstanding	77,135	75,381	77,135	75,381

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.01	(0.13)	0.40	(0.09)
Earnings (loss) per share from discontinued operations	2.04	0.10	1.94	(0.07)
Basic earnings (loss) per share	$2.05	(0.03)	2.34	(0.16)

Diluted earnings (loss) per common share
Numerator:
Income (loss) available to common shareholders	$1,102	(9,804)	30,975	(6,703)
Income (loss) from discontinued operations	157,028	7,812	149,454	(5,213)
Net income (loss) available to common shareholders	$158,130	(1,992)	180,429	(11,916)

Denominator:
Basic weighted average number of common shares outstanding	77,135	75,381	77,135	75,381
Effect of dilutive stock options and unvested restricted stock	1,974	-	1,480	-
Diluted weighted average number of common shares outstanding	79,109	75,381	78,615	75,381

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.01	(0.13)	0.39	(0.09)
Earnings (loss) per share from discontinued operations	1.99	0.10	1.90	(0.07)
Diluted earnings (loss) per share	$2.00	(0.03)	2.29	(0.16)

There were no options to acquire shares of the Company’s Class A Common Stock that were anti-dilutive during either the three or nine months ended September 30, 2012. During each of the three and nine months ended September 30, 2011, options to acquire 2,297,858 shares of the Company’s Class A Common Stock were anti-dilutive.

In accordance with the applicable accounting guidance, during the second quarter of 2012, BFC reclassified its preferred stock as a liability due to an amendment to its rights and privileges which, among other things, requires BFC to redeem shares of the preferred stock in future periods.  As a result of such reclassification, the difference between the fair value of the liability and its carrying amount is required to be recorded as an adjustment to paid in capital, which is added to or deducted from net earnings available to common shareholders in the calculation of earnings per share.  Earnings per share for the nine months ended September 30, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million.  See Note 11 for additional information relating to BFC’s preferred stock.

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

BFC’s parent company unaudited condensed statements of financial condition at September 30, 2012 and December 31, 2011, unaudited condensed statements of operations for the three and nine months ended September 30, 2012 and 2011, and unaudited condensed statements of cash flows for the nine months ended September 30, 2012 and 2011, are shown below:

Parent Company Condensed Statements of Financial Condition
(In thousands)

	September 30,	December 31,
ASSETS	2012	2011
Cash and cash equivalents	$19,847	1,418
Securities available for sale at fair value	35	16,311
Investment in and advances to subsidiaries	310,039	115,449
Notes receivable due from Woodbridge Holdings, LLC	8,404	7,574
Other assets	1,075	1,004
Total assets	$339,400	141,756

LIABILITIES AND EQUITY
Shares subject to mandatory redemption	11,732	-
Other liabilities	15,770	10,986
Total liabilities	27,502	10,986
Redeemable 5% Cumulative Preferred Stock	-	11,029
Shareholders' equity	311,898	119,741
Total liabilities and Equity	$339,400	141,756

Parent Company Condensed Statements of Operations
(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenues	$9,618	548	10,655	1,661
Expenses	4,696	1,774	9,214	5,294
Income (loss) before earnings (loss) from subsidiaries	4,922	(1,226)	1,441	(3,633)
Equity in earnings (loss) from consolidated
and other subsidiaries	155,035	(578)	181,475	(7,720)
Income (loss) before income taxes	159,957	(1,804)	182,916	(11,353)
Income taxes	1,827	-	1,827	-
Net income (loss)	158,130	(1,804)	181,089	(11,353)
Preferred Stock dividends	-	(188)	(188)	(563)
Net income (loss) to common shareholders	$158,130	(1,992)	180,901	(11,916)

Parent Company Statements of Cash Flow
(In thousands)

	For the Nine Months
	Ended September 30,
Operating Activities:	2012	2011
Net cash used in operating activities	$(7,439)	(11,279)

Investing Activities:
Proceeds from the sale of securities available for sale	25,784	12,067
Proceeds from maturities of securities available for sale	-	15,457
Purchase of securities	-	(9,926)
Distribution from subsidiaries	82	91
Acquisition of BBX Capital Class A shares	-	(10,000)
Net cash provided by investing activities	25,866	7,689

Financing Activities:
Proceeds from issuance of Common Stock upon exercise of stock option	2	-
Preferred stock dividends paid	-	(563)
Net cash provided (used) in financing activities	2	(563)
Increase (decrease) in cash and cash equivalents	18,429	(4,153)
Cash at beginning of period	1,418	4,958
Cash at end of period	$19,847	805

Supplementary disclosure of non-cash investing and financing activities:
Net increase (decrease) in shareholders' equity from the effect of subsidiaries'
capital transactions, net of income taxes	$1,313	(588)
Increase (decrease) in accumulated other comprehensive income, net of taxes	13,009	(12,112)
Decrease in equity attributable to Woodbridge's dissenting holders	(2,846)	-
Decrease in equity due to the change in fair value for shares subject
to mandatory redemption	(472)	-
Change due to the re-classification of redeemable preferred stock to

At December 31, 2011, securities available for sale included BFC’s investment in Benihana’s Common Stock at its estimated fair value of approximately $16.2 million. See Note 5 for further information about our investment in Benihana.

Approximately $4.6 million of the amounts set forth as other liabilities at September 30, 2012 and December 31, 2011 represent amounts due in connection with the settlement of a class action litigation relating to exchange transactions that BFC entered into in 1989 and 1991. BFC is required to repay this obligation as settlement holders submit their claims to BFC.

18.    New Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU Number 2011-04 – Fair Value Measurement (Topic 820):    Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  The amendments in ASU 2011-04 clarify the intent of the Financial Accounting Standards Board (the “FASB”) regarding the highest and best use valuation premise and also provide guidance on measuring the fair value of an instrument classified in shareholders’ equity, the treatment of premiums and discounts in fair value measurements and measuring the fair value of financial instruments that are managed within a portfolio. ASU 2011-04 also expands the disclosure requirements related to fair value measurements, including a requirement to disclose valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs for fair value measurements categorized within Level 3 of the fair value hierarchy and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial condition but for which the fair value measurement is required to be disclosed.  ASU 2011-04 became effective for the first interim period beginning after December 15, 2011. The Company implemented ASU 2011-04 as of January 1, 2012. The implementation of ASU 2011-04 did not have a material effect on the Company’s financial statements.

ASU Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity; requires the consecutive presentation of the statement of net income and other comprehensive income; and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The Company implemented ASU 2011-05 effective January 1, 2012, except for the reclassification adjustment on the face of the financial statements which was deferred as permitted by ASU 2011-12 (as described below). The implementation of ASU 2011-05 did not have a material effect on the Company’s financial statements.

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

ASU Number 2011-10 – Property, Plant, and Equipment (Topic 360):  Derecognition of In-substance Real Estate—a Scope Clarification (“ASU 2011-10”).  ASU 2011-10 provides that, when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity generally should apply the guidance of Topic 360 to determine whether it should derecognize the in-substance real estate.  The reporting entity would continue to include the real estate and debt on its financial statements until legal title to the real estate is transferred to legally satisfy the debt.  ASU 2011-10 is effective for annual and interim periods beginning on or after June 15, 2012.  The Company implemented ASU 2011-10 effective July 1, 2012. The implementation of ASU 2011-10 did not have a material impact on the Company’s financial statements.

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

ASU Number 2012-02 – Comprehensive Income Intangibles Goodwill and Other (Topic 350): This amendment permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning September 15, 2012. The Company is evaluating the effect, if any, that ASU 2012-02 will have on the Company’s financial statements for the year ended December 31, 2012.

MD&A

Item 2.  Management's Discussion and Analysis of Financial Condition and

Results of Operations

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include direct or indirect controlling interests in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and Bluegreen Corporation and its subsidiaries (“Bluegreen”). BFC also holds interests in other investments and subsidiaries as described herein and previously held a significant investment in Benihana Inc. (“Benihana”) until the acquisition of Benihana by Safflower Holdings Corp. (“Safflower”) during August 2012.  The Company’s business activities currently consist of (i) Real Estate and Other business activities and (ii) Financial Services. We currently report the results of our business activities through five segments. Three of the segments relate to our Real Estate and Other business activities. These segments are: BFC Activities; Real Estate Operations; and Bluegreen Resorts. Our other two segments — BankAtlantic’s commercial lending reporting unit (“CLRU”) and BBX Capital Parent Company (which represents the operations of BBX Capital at its parent company level) — relate to our Financial Services business activities.

BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank.On July 31, 2012 BBX Capital completed the sale to BB&T Corporation (“BB&T”) of all of the shares of BankAtlantic (the sale and related transactions, the “Transaction”).  In connection with the Transaction, BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units are reported as discontinued operations for the three and nine months ended September 30, 2012 and 2011.  BBX Capital expects to continue commercial lending activities resulting in the inclusion of BankAtlantic’s Commercial Lending reporting unit (“CLRU”) in continuing operations for the three and nine months ended September 30, 2012 and 2011.

In addition to BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components, discontinued operations also include the results of Bluegreen Communities and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”). See Note 3 – “Discontinued Operations” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of discontinued operations.

Generally accepted accounting principles (“GAAP”) require that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Bluegreen and Woodbridge Holdings, LLC, BFC’s wholly owned subsidiary (“Woodbridge”), are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At September 30, 2012, BFC had an approximately 53% economic ownership interest in BBX Capital and through Woodbridge, an approximately 54% economic ownership interest in Bluegreen.

As of September 30, 2012, we had total consolidated assets of approximately $1.5 billion and shareholders’ equity attributable to BFC of approximately $311.9 million. Net income attributable to BFC was approximately $158.1 million and $181.1 million for the three and nine months ended September 30, 2012, respectively, compared to a net loss attributable to BFC of $1.8 million and $11.4 million for the three and nine months ended September 30, 2011, respectively.

As a result of their respective historic direct and indirect ownership interests in BankAtlantic, both BBX Capital and BFC were unitary savings and loan holding companies subject to examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Effective August 31, 2012, BBX Capital and BFC were released from registration as savings and loan holding companies because, as a result of the Transaction, they no longer directly or indirectly control a financial institution.  As such, both BBX Capital and BFC are no longer subject to regulation by the Federal Reserve or restrictions applicable to financial institution holding companies.

MD&A

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. However, in the short-term, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole. We expect to consider other opportunities that could alter our ownership in our affiliates or seek to make opportunistic investments outside of our existing portfolio; however, we do not currently have pre-determined parameters as to the industry or structure of any future investment. In furtherance of our goals, we will continue to evaluate various financing transactions, including raising additional debt or equity as well as other alternative sources of new capital.

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen.  Pursuant to the terms of the merger agreement and subject to the conditions set forth herein, if the merger is consummated, Bluegreen would become a wholly-owned subsidiary of BFC, and Bluegreen’s shareholders (other than BFC)  would be entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they hold at the effective time of the merger (as adjusted in connection with the reverse stock split of BFC contemplated by the merger agreement).  The merger was approved by BFC’s and Bluegreen’s respective shareholders on June 19, 2012. At that time, BFC’s shareholders also approved an amendment of BFC’s Articles of Incorporation relating to the contemplated reverse stock split and a reduction in the authorized number of shares of BFC’s common stock which, subject to consummation of the merger, BFC would effect immediately prior to the merger. However, consummation of the merger remains subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. Under the terms of the merger agreement, either party was permitted to terminate the agreement if the merger was not consummated by September 30, 2012. As previously disclosed, in light of the parties’ continued efforts towards consummation of the merger, on September 27, 2012, BFC and Bluegreen agreed that neither party would exercise its right to so unilaterally terminate the merger agreement prior to December 31, 2012. There is no assurance that the merger will be met or that the merger will be consummated on the contemplated terms, including in the contemplated time frame, or at all. Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate were  filed. See Note 14 for further information regarding this litigation.

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

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its residential communities business segment, Bluegreen Communities, to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), if any, it receives in the event of its sale of two specified parcels of real estate purchased by Southstar under the agreement. Assets excluded from the sale included primarily Bluegreen’s Communities notes receivable portfolio. Bluegreen Communities was previously reported as a separate segment in our Real Estate and Other business activities and has been classified as a discontinued operation in all periods presented in the accompanying consolidated financial statements. See Note 3 for additional information.

As indicated above, on July 31, 2012, BBX Capital completed the sale of BankAtlantic to BB&T. Pursuant to the terms of the BB&T Agreement, prior to the closing of the Transaction BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million at July 31, 2012 (the date the BB&T transaction was consummated). FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding TruPs obligations, as described in further detail below. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  Under the terms of the Amended and Restated Limited Liability Company of FAR, which was entered into by BBX Capital and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR.  It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX

MD&A

Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preference amount within seven years. As such, FAR is considered a variable interest entity (“VIE”) and in accordance with the applicable guidance for VIE’s, BBX Capital, as the primary beneficiary, is required to consolidate the financial statements of FAR. BB&T’s preferred interest in FAR was $209 million as of September 30, 2012.

Prior to the closing of the Transaction, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012. CAM assumed all liabilities related to these assets. BankAtlantic also contributed approximately $82 million in cash to CAM. Prior to the closing of the Transaction, BankAtlantic distributed all of the membership interests in CAM to BBX Capital.  CAM remains a wholly owned subsidiary of BBX Capital.

BB&T made a cash payment in connection with the closing of the Transaction of approximately $6.4 million to BBX Capital which was based on a deposit premium of $315.9 million and the net asset value of BankAtlantic as of June 30, 2012, in each case as calculated pursuant to the terms of the Agreement, including, with respect to the net asset value of BankAtlantic, after giving effect to the asset contributions and membership interest distributions by BankAtlantic to BBX Capital.

BFC recognized a gain on sale of BankAtlantic of approximately $293.4 million, including approximately $2.8 million of purchase accounting adjustments related to BFC’s acquisitions during 2008 of shares of BBX Capital’s Class A Common Stock which were accounted for as step acquisitions under the purchase method of accounting then in effect.

At the closing of the Transaction, BB&T assumed the obligations with respect to BBX Capital’s approximately $285 million in principal amount of outstanding TruPs, and BBX Capital paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPs through closing.  BBX Capital also paid approximately $2.3 million for certain legal fees and expenses incurred by trustees with respect to the now resolved litigation relating to the Transaction brought by certain trustees and holders of the TruPs.  BBX Capital used proceeds received in the Transaction to make these payments.

BFC held a significant investment in Benihana prior to the merger between Benihana and Safflower during August 2012.  Pursuant to the merger agreement, Safflower acquired Benihana for a cash purchase price of $16.30 per outstanding share of Bluegreen’s common stock.  BFC received approximately $24.5 million in exchange for the 1,505,330 shares of Benihana’s common stock that it held at the effective time of the transaction. Prior to such transaction, BFC sold approximately 77,000 shares of Benihana’s common stock during July and August 2012 pursuant to the terms of a Rule 10b5-1 Trading Plan and received net proceeds from such sales of approximately $1.25 million.  BFC recognized a gain on sale of approximately $9.3 million in connection with the transaction and sales under the Rule 10b5-1 Trading Plan.

See Note 1 – “Basis of Financial Statement Presentation” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of the Company’s results of operations, including the impact of the Transaction on such presentations.

MD&A

Forward Looking Statements

This document contains forward-looking statements that are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements. Forward-looking statements can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that the expectations on which the forward-looking statements are based will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report.  The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made.  This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments is not a guarantee or indication of future performance.

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

•

BFC’s shareholders’ interests may be diluted if additional shares of BFC’s common stock are issued, and   BFC’s public company investments may be diluted if BBX Capital or Bluegreen issues additional shares of stock;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;
•

the impact of the economy  on the Company, the price and liquidity of its  common stock and its ability to obtain additional capital, including the risk that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations, it may not be possible to issue any such securities on favorable terms, if at all;

•	the performance of entities in which the Company has made investments may not be profitable or their results as anticipated;
•

BFC is dependent upon dividends from its subsidiaries to fund its operations; BBX Capital may not be in a position to pay dividends; Bluegreen has historically not paid dividends on its common stock and its ability to pay dividends may be limited by the terms of certain of its indebtedness; and any payment of dividends by BBX Capital or Bluegreen is subject to declaration by the applicable company’s Board of Directors, a majority of whom are independent under the listing standards of the NYSE;

•	risks related to BFC’s ability to pay dividends to holders of its preferred stock, which will depend on BFC’s financial condition;
•

risks relating to BFC’s currently proposed merger with Bluegreen, including that the merger may not be consummated on the contemplated terms, or at all, and, if consummated, the merger may not result in the realization of the expected benefits, and that costs incurred related to the merger, including with respect to the pending litigation described herein, and cash required to be paid to stockholders of Bluegreen who exercise appraisal rights if the merger is consummated, may have a material adverse impact on BFC’s financial condition and cash position;

MD&A

•

the uncertainty regarding the amount of cash that will be required to be paid to former shareholders of Woodbridge Holdings Corporation (“WHC”) who exercised appraisal rights in connection with the 2009 merger between BFC and WHC , including the legal and other professional fees and other costs and expenses of such proceedings;

•

the preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on our financial condition and operating results;

•

risks related to litigation and other legal proceedings against BFC and its subsidiaries, including (i) the legal and other professional fees and other costs and expenses of such proceedings, as well as the impact of any finding of liability or damages on our financial condition and operating results and (ii) with respect to litigation brought by the Securities and Exchange Commission (the “SEC”) against BBX Capital and its Chairman, who also serves as our Chairman, reputational risks and risks relating to the loss of our Chairman’s services; and

•	the Company’s success at managing the risks involved in the foregoing.

With respect to BBX Capital, the risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BBX Capital and its markets, products and services,  decreases in real estate values, and increased unemployment or sustained high unemployment rates on their business generally, the ability of  BBX Capital’s  borrowers to service their obligations and the value of collateral securing outstanding loans;

•

BBX Capital’s loans, credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on its assets and the credit quality of its loans (including those held in the asset workout subsidiary of BBX Capital);

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in the allowance for loan losses;
•	the impact of and expenses associated with litigation, including but not limited to litigation relating to litigation brought by the SEC;
•

risks relating to BBX Capital’s future operations including, but not limited to, that BBX Capital’s  shareholders may not realize the anticipated benefits of the Transaction; that BBX Capital’s future business plans may not be realized as anticipated, if at all; that BBX Capital’s Class A Common Stock may not meet the requirements for continued listing on the NYSE; and that the assets retained by BBX Capital directly or through subsidiaries  may not be monetized at the values currently ascribed to them;  and

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

•

Bluegreen’s future success depends on its ability to market its products successfully and efficiently, and Bluegreen’s marketing expenses may increase particularly in the event Bluegreen’s marketing focus shifts towards new customers as opposed to its existing owners;

•

Bluegreen may not be successful in increasing or expanding its fee-based services relationships and its fee-based service activities, including Bluegreen’s property owner associations (“POA”) sales activities, which Bluegreen commenced during January 2012, may not be profitable, which may have an adverse impact on its results of operations and financial condition;

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

MD&A

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

MD&A

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

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Real Estate and Other	$18,356	15,026	69,283	33,103
Financial Services	(6,698)	(18,640)	(19,923)	(38,036)
Income (loss) from continuing operations	11,658	(3,614)	49,360	(4,933)
Net income (loss)	297,890	159	324,905	(15,150)
Less: Net income (loss) attributable to noncontrolling interests	139,760	1,963	143,816	(3,797)
Net income (loss) attributable to BFC	158,130	(1,804)	181,089	(11,353)
Preferred stock dividends	-	(188)	(188)	(563)
Net income (loss) to common shareholders	$158,130	(1,992)	180,901	(11,916)

MD&A

Consolidated net income attributable to BFC for the three and nine months ended September 30, 2012 was $158.1   million and $181.1 million, respectively, compared to a consolidated net loss attributable to BFC of $1.8 million and $11.4 million, respectively, for the same periods in 2011. Discontinued operations include the results of BankAtlantic’s community banking, investment, capital services and tax certificate reporting units, including the gain on sale of BankAtlantic of approximately $293 million, as well as Bluegreen Communities and Cypress Creek Holdings.    The results of the Company’s business segments and other information related to each segment are discussed below in BFC Activities, Real Estate Operations, Bluegreen and Financial Services. The preferred stock dividend represents the dividend obligations of the Company with respect to its mandatorily redeemable 5% Cumulative Preferred Stock.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at September 30, 2012 and December 31, 2011 were $1.5 billion and $4.8 billion, respectively.  The primary changes in components of total assets are summarized below:

•	Decrease in total assets of $3.2 billion as a result of the sale of BankAtlantic to BB&T;
•

Decrease in securities available for sale reflecting the sales of Benihana’s Common Stock during July and August 2012 and subsequent disposition of the remaining shares of Benihana’s Common Stock held by us in connection with the acquisition of Benihana by Safflower for aggregate proceeds of approximately $25.8 million, with the disposition of such shares resulting in a gain of approximately $9.3 million;

•

Bluegreen completed a private offering and sale of investment-grade, timeshare loan-backed notes for gross proceeds of $100.0 million, which were used in part to repay in full Bluegreen’s BB&T Purchase Facility and Bluegreen’s 2008 Liberty Bank Facility.

Total liabilities at September 30, 2012 and December 31,  2011 were $1.0 billion and $4.6 billion, respectively.    The primary changes in components of total liabilities are summarized below:

•	Decrease in total liabilities of $3.5 billion as a result of the sale of BankAtlantic to BB&T;
•

BBX Capital issued to BB&T a $285 million preferred interest in FAR in exchange for BB&T’s assumption of BBX Capital’s TruPS obligations. BB&T’s preferred interest in FAR was paid down to $209 million at September 30, 2012 from cash contributed to FAR in connection with the Transaction as well as net cash inflows from FAR assets;

•	Increase in shares subject to mandatory redemption of $11.7 million representing the reclassification of BFC’s preferred stock to a liability, together with accrued interest; and
•	Recognition of the $29.9 million deferred gain on settlement of investment in subsidiary relating to the settlement of Carolina Oak’s debt.

MD&A (BFC)

BFC Activities

The BFC Activities segment consists of the operations of BFC and other activities, including investments and operations of Woodbridge unrelated to real estate, including its investment in Snapper Creek Equity Management, LLC.  BFC operations primarily consist of our corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared services which provided human resources, risk management, investor relations and executive office administration services to BBX Capital and provides certain risk management and administrative services to Bluegreen. This segment also includes our investment in Benihana (which we no longer hold due to the acquisition of Benihana by Safflower during August 2012), as well as investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”).

Woodbridge had an equity interest in Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant operator and franchisor engaged in the quick service and organic food industries. The investment included all of the outstanding shares of Pizza Fusion’s Series B Convertible Preferred Stock, which was entitled to special voting rights, including the right, to the extent Woodbridge chose to do so, to elect a majority of Pizza Fusion’s board of directors. During December 2011, Pizza Fusion effected a stock reclassification pursuant to which each share of Pizza Fusion’s Series A and Series B Convertible Preferred Stock automatically converted into one share of Pizza Fusion’s common stock. As a result, Woodbridge is no longer deemed to have a controlling interest in Pizza Fusion and, under the applicable accounting guidance for business combinations, the financial statements of Pizza Fusion were deconsolidated as of December 31, 2011. In connection with such deconsolidation, BFC recognized a $615,000 loss on investment in subsidiary during December 2011. Prior to that time, Pizza Fusion was determined to be a VIE under the provisions of the accounting guidance for VIEs, and the operating results of Pizza Fusion were consolidated into BFC.

The discussion that follows reflects the operations and related matters of BFC Activities (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Other revenues	$-	178	-	748
	-	178	-	748
Cost and Expenses
Interest expense	1,256	1,194	3,479	4,066
Selling, general and administrative expenses	5,942	2,630	14,807	13,218
Other expense	-	209	-	209
	7,198	4,033	18,286	17,493
Equity in earnings from unconsolidated affiliates	86	(4)	90	1,365
Gain on sale of Benihana investment	9,307	-	9,307	-
Other income	718	1,231	2,673	4,030
Income (loss) from continuing operations before income taxes	2,913	(2,628)	(6,216)	(11,350)
Less: Provision (benefit) for income taxes	1,827	(4,476)	1,827	(4,672)
Net income (loss) from continuing operations	$1,086	1,848	(8,043)	(6,678)

Other revenues for the three and nine months ended September 30, 2011 related to franchise revenues generated by Pizza Fusion. There were no franchise revenues for the three or nine months ended September 30, 2012 due to the deconsolidation of Pizza Fusion in December 2011.

Interest expense totaled $1.3 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, and $3.5 million and $4.1 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in interest expense was primarily the result of lower interest rates on outstanding indebtedness.

MD&A (BFC)

Selling, general and administrative expenses for the three and nine months ended September 30, 2012 increased by approximately $3.3 million and $1.6 million, respectively, compared to the same periods for 2011. The increase for each of the periods is primarily due to higher legal fees in connection with to the appraisal rights litigation related to the September 2009 merger between BFC and WHC and the accrual of approximately $1.7 million for executive management bonuses for the period ended September 30, 2012, partially offset by lower depreciation expenses and a decrease in franchise related expenses as a result of the deconsolidation of Pizza Fusion in December 2011.

The $9.3 million gain on sale of Benihana investment for the three and nine months ended September 30, 2012 resulted from our sales of 77,000 shares of Benihana’s common stock sold during July and August 2012 pursuant to the terms of a Rule 10b5-1 Trading Plan for an aggregate sales price of $1.25 million  and our subsequent disposition of the 1,505,330 shares of Benihana’s common stock that we held at the effective time of Safflower’s previously described acquisition of Benihana for $16.30 per share in cash, or approximately $24.5 million in the aggregate.

The decrease in equity in earnings from unconsolidated affiliates was primarily due to the recognition of the negative basis of an investment in BFC/CCC’s wholly-owned subsidiary of approximately $1.3 million during the nine months ended September 30, 2011. BFC/CCC’s wholly-owned subsidiary had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida.  In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with the lender with respect to the loan secured by the properties, pursuant to which the limited liability company conveyed the properties to the lender via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million.

2008 Step acquisitions – Purchase Accounting

During 2008, BFC purchased an aggregate of approximately 144,770 shares of BBX Capital’s Class A Common Stock on the open market. The shares purchased were accounted for as step acquisitions under the purchase method of accounting then in effect, pursuant to which the assets and liabilities deemed to be acquired by BFC were revalued to reflect market values at the date of acquisition. The discounts and premiums arising as a result of such revaluation were generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. As a result of the sale of BankAtlantic to BB&T on July 31, 2012, BFC recorded a $2.8 million adjustment to write off the remaining purchase accounting adjustments related to the BBX Capital Step acquisitions. The net impact of the write off which is included in discontinued operations, increased our consolidated net income for the three and nine months ended September 30, 2012 by $2.8 million.

BFC Activities- Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, we had cash, cash equivalents and short-term investments in our BFC Activities segment totaling approximately $22.9 million and $7.8 million, respectively. The increase in cash, cash equivalents and short-term investments was due to the total proceeds of approximately $25.8 million that BFC received in connection with its sales of shares of Benihana’s Common Stock during July and August 2012 and subsequent disposition of its remaining shares of Benihana’s Common Stock as a result of Safflower’s acquisition of Benihana during August 2012, and a refund of $3.8 million representing a return of the escrow deposit made in connection with surety bond claims made by a municipality, offset by operating and general and administrative expenses of approximately $10.2 million, interest payments related to Woodbridge’s junior subordinated debentures of approximately $2.8 million, dividend payments of approximately $0.8 million related to our 5% Cumulative Preferred Stock,  and closing costs related to the sale of the Cypress Creek Holdings’ office building of approximately $ 0.7  million. In addition, during the fourth quarter of 2011, we received a $7.4 million tax refund, net of amounts payable under the Settlement Agreement related to the Chapter 11 Cases.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash

MD&A (BFC)

and short-term investments.  We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares were repurchased during the three or nine months ended September 30, 2012 or the years ended December 31, 2011 or 2010.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including dividends from our subsidiaries, and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

As previously described, BFC held a significant investment in Benihana prior to the merger between Benihana and Safflower during August 2012.  Pursuant to the merger agreement, Safflower acquired Benihana for a cash purchase price of $16.30 per outstanding share of Bluegreen’s common stock.  BFC received approximately $24.5 million in exchange for the 1,505,330 shares of Benihana’s common stock that it held at the effective time of the transaction.

Prior to Safflower’s acquisition of Benihana, BFC sold approximately 77,000 shares of Benihana’s common stock during July and August 2012 pursuant to the terms of a Rule 10b5-1 Trading Plan and received net proceeds from such sales of approximately $1.25 million.  BFC recognized a gain on sale of approximately $9.3 million in connection with its sales of shares of Benihana’s common stock during July and August 2012 and disposition of its remaining shares of Benihana’s common stock pursuant to the merger between Benihana and Safflower during August 2012. In addition, during each of the first three quarters of 2012, BFC received approximately $127,000 of dividend payments with respect to its shares of Benihana’s common stock.

BFC has not received cash dividends from BBX Capital since March 2009. Prior to its deregistration as a savings and loan holding company, BBX Capital’s payment of dividends was subject to the oversight of the Federal Reserve.  In addition, prior to its sale of BankAtlantic, BBX Capital was restricted from paying dividends pursuant to the terms of the indentures governing its TruPs due to its deferral of interest payments thereunder.  While these restrictions no longer apply, BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the New York Stock Exchange (the “NYSE”).

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

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,015 per share for the twelve month period ending April 29, 2013 to $1,000 per share for the twelve month period ending April 29, 2016.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, (and, prior to August 31, 2012, upon the written non-objection of the Federal

MD&A (BFC)

Reserve) cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. From the fourth quarter of 2011 to the second quarter of 2012, the Company decided not to seek the written non-objection of the Federal Reserve to dividend payments on the 5% Cumulative Preferred Stock and, therefore, the Company accrued unpaid dividend payments totaling approximately $563,000 as of June 30, 2012.   As previously described,   as a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012, BFC was released from registration as a savings and loan holding company, effective August 31, 2012.  Following such deregistration, the unpaid dividends of $563,000 were paid by BFC. In addition, BFC paid its third quarter dividend of $187,500 during September 2012.  Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of September 30, 2012 is accrued interest of approximately $231,000.

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

Based on an analysis of the 5% Cumulative Preferred Stock after giving effect to the First Amendment, the Company previously determined that the 5% Cumulative Preferred Stock met the requirements to be re-classified outside of permanent equity and into the mezzanine category at its fair value at the effective date of the First Amendment of approximately $11.0 million. The remaining amount of approximately $4.0 million was recorded in additional paid in capital in the Company’s consolidated statements of financial condition. The fair value of the 5% Cumulative Preferred Stock was calculated using an income approach by discounting estimated cash flows at a market discount rate.

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

MD&A (BFC)

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.   The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.   The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the current estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at September 30, 2012.

On September 21, 2009, BFC and WHC consummated their merger pursuant to which WHC merged with Woodbridge, a wholly owned subsidiary of BFC. Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock.  Under Florida law, Woodbridge thereafter initiated legal proceedings relating to the appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, which is reflected in the Company’s consolidated statements of financial condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders.  On July 5, 2012, the presiding court ruled the fair value of the Dissenting Holders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result of the trial court’s ruling, the $4.6 million liability was increased to approximately $7.5 million as of September 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.   However, the amount of the award for legal and other costs that may be payable could not be reasonably estimated and accordingly, is not reflected in BFC’s financial statements.   Woodbridge has appealed the court’s ruling with respect to the per share value determination and the award of legal fees and other costs to the Dissenting Holders. The outcome of the appeal is uncertain.

On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). Pursuant to the settlement agreement entered into during June 2008, as subsequently amended (the “Settlement Agreement”), Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”)) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by the Debtors and the Joint Committee.  That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. As of December 31, 2011, we had placed into escrow approximately $11.7 million which represented the portion of the tax refund that was likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. During the quarter ended June 30, 2012, the $11.7 million was paid to the Debtors’ Estate.  In addition, during August 2012, Woodbridge paid to the Debtors’ Estate a settlement holdback amount of approximately $485,000 plus interest, thereby satisfying all of its  obligations under the Settlement Agreement.

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed the repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee is $2.0 million (which is shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to another unaffiliated partner.  In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts recorded on our financial

MD&A (BFC)

statements at September 30, 2012 or December 31, 2011 relating to the guarantee or otherwise in respect of the partnership.

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

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At September 30, 2012 and December 31, 2011, the carrying amount of this investment was approximately $ 289,000 and $283,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded on the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

Real Estate Operations

The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core Communities, LLC (“Core” or “Core Communities”) and Carolina Oak Homes, LLC (“Carolina Oak”). The Real Estate Operations segment also previously included the operations of Cypress Creek Holdings.  The results of Cypress Creek Holdings are classified as discontinued operations for the three months ended September 30, 2011 and each of the nine months ended September 30, 2012 and 2011.

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

As a result of significant challenges faced during 2009, Woodbridge made a decision to cease all activities at Carolina Oak.  Woodbridge was the obligor under a $37.2 million loan collateralized by property owned by Carolina Oak.  During 2009, the lender declared the loan to be in default and filed an action for foreclosure.  On April 26,

MD&A (BFC)

2011, a settlement agreement was entered into to resolve the disputes and litigation relating to the loan. Under the terms and subject to the conditions of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period (which expired during April 2012), to fully release Woodbridge and Carolina Oak. In accordance with applicable accounting guidance, a deferred gain on debt settlement of $29.9 million was recorded in the Company’s consolidated statement of financial condition as of December 31, 2011 and was recognized as income in the nine months ended September 30, 2012 as a result of the full release of Woodbridge and Carolina Oak during April 2012.

The discussion that follows reflects the operations and related matters of the Real Estate Operations segment (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Other revenue	$—	—	—	—
	—	—	—	—
Cost and Expenses:
General and administrative	24	56	95	372
Interest expense	—	462	—	2,378
Total costs and expenses	24	518	95	2,750
Gain on investment in subsidiary	—	—	—	11,305
Gain on extinguishment of debt	—	—	28,725	—
Income (loss) before taxes	(24)	(518)	28,630	8,555
(Provision) benefit for income taxes	—	(3)	—	(3)
Net income (loss)	$(24)	(521)	28,630	8,552

For the three and nine months ended September 30, 2012 compared to the same periods in 2011

There were no real estate sales or other revenues during the three or nine months ended September 30, 2012 or 2011 due to the liquidation of the real estate assets at Core and Carolina Oak.

General and administrative expenses for the three months ended September 30, 2012 and 2011 were not significant. General and administrative expenses for the nine months ended September 30, 2012 decreased to $95,000   from $372,000 for the same period in 2011 as a result of the cessation of operations at Core and Carolina Oak.

 Interest expense of approximately $462,000 and $2.4 million recognized during the three and nine months ended September 30, 2011, respectively, was primarily due to the then outstanding loan of approximately $27.2 million at Core and the then outstanding loan at Carolina Oak of approximately $37.2 million. There was no interest expense for the three or nine months ended September 30, 2012 due to the above-described settlement agreements entered into by Core and Carolina Oak with respect to those loans which resulted in both Core and Carolina Oak being released from all outstanding debt obligations during 2011.

Gain on settlement of investment in subsidiary of $11.3 million during the nine months ended September 30, 2011 is attributable to the deconsolidation of five of Core’s subsidiaries, the membership interests in which were transferred to Core’s lender upon settlement of approximately $86.7 million in debt, as described above.  Gain on extinguishment of debt during the nine months ended September 30, 2012 represents the recognition during April 2012 of the deferred gain of $29.9 million on the Carolina Oak debt settlement, as described above.

MD&A (BFC)

Discontinued Operations – Cypress Creek Holdings

Cypress Creek Holdings owned an 80,000 square foot office building in Fort Lauderdale, Florida. As of December 31, 2011, the building, which had an estimated carrying value of approximately $6.4 million, served as collateral for an approximately $11.2 million mortgage loan.

The building was previously 50% occupied by an unaffiliated third party pursuant to a lease which expired in March 2010. The tenant opted not to renew the lease and vacated the space as of March 31, 2010. After efforts to lease the space proved unsuccessful, the lender agreed to permit Cypress Creek Holdings to pursue a short sale of the building. During January 2012, the building was sold for approximately $10.8 million. The proceeds of the sale plus a $668,000 payment made by Cypress Creek Holdings were paid to the lender in full satisfaction of the loan.  During the first quarter of 2012, the Company recognized a gain of approximately $4.4 million in connection with the sale.

Cypress Creek Holdings’ results of operations are reported as a discontinued operation in the Company’s consolidated financial statements and its assets, which were sold during the first quarter of 2012, are classified as assets held for sale as of December 31, 2011.

Below are the results of discontinued operations related to Cypress Creek Holdings for the three months ended September 30, 2011 and the nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2011	2012	2011

Revenues	$—	3	4
Gain on sale of asset	—	4,446	—
Total Revenues	—	4,449	4
Cost and Expenses:
Cost of discontinued operations	274	52	810
Interest expense	159	—	480
Total Cost and Expenses	433	52	1,290
(Loss) income from discontinued operations, before taxes	(433)	4,397	(1,286)
(Provision) benefit for income taxes	—	—	—
(Loss) income from discontinued operations, net	$(433)	4,397	(1,286)

Total revenues for the nine months ended September 30, 2012 include a gain of approximately $4.4 million related to the sale of the office building owned by Cypress Creek Holdings during January 2012.  There were no significant revenues for the three or nine months ended September 30, 2011.

Total costs and expenses for the three months ended September 30, 2011 was $433,000. There were no results of operations for Cypress Creek Holdings for the three months ended September 30, 2012 due to the sale of the office building in January 2012. Total costs and expenses for the nine months ended September 30, 2012 decreased to $52,000 compared to $1.3 million   for the same period in 2011 due to sale of the office building in January 2012 and the related settlement of the outstanding loan collateralized by the building.

MD&A (BFC)

Real Estate Operations-Liquidity and Capital Resources

Due to the cessation of operations at Core and Carolina Oak, the cash and cash equivalents balance with respect to the Real Estate Operations segment at September 30, 2012 and December 31, 2011 was not significant.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At September 30, 2012 and December 31, 2011, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. No reimbursements were made during the three or nine months ended September 30, 2012 or the year ended December 31, 2011.

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

MD&A (Bluegreen)

Bluegreen

The Company’s consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 include the results of operations of Bluegreen.  Bluegreen’s results of operations are reported through Bluegreen Resorts, the operating segment of Bluegreen engaged in the vacation ownership industry. Bluegreen Communities, which prior to June 30, 2011 was a separate reporting segment of Bluegreen and BFC, has ceased to be a separate reporting segment in connection with the sale of substantially all of the assets which comprised Bluegreen Communities.  Bluegreen Communities’ operating results are presented as discontinued operations for the three and nine months ended September 30, 2012 and 2011.  See Note 3 of the “Notes to Unaudited Consolidated Financial Statements” for information regarding the results of discontinued operations. The only assets available to BFC from Bluegreen are dividends when and if paid by Bluegreen. Bluegreen is a separate public company, and the following discussion is derived from or includes  disclosure prepared by Bluegreen’s management  for inclusion  in its Quarterly  Report on Form 10-Q  for the quarter ended September 30, 2012. Accordingly, unless noted to the contrary or the context otherwise requires, references to the “Company”, “we”, “us” or “our” in the following discussion are references to Bluegreen and its subsidiaries, and are not references to BFC or BBX Capital.

Bluegreen is a sales, marketing and management company, focused on the vacation ownership industry. Bluegreen’s business was historically conducted through two operating segments – Bluegreen’s resorts business segment (“Bluegreen Resorts”) and Bluegreen’s residential communities business segment (“Bluegreen Communities”).  As a result of Bluegreen’s sale of substantially all of the assets that comprised Bluegreen Communities on May 4, 2012, Bluegreen’s continuing operations relate solely to Bluegreen Resorts.

Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case Bluegreen earns fees for providing these services. VOIs in Bluegreen's resorts and those sold by Bluegreen on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of the 59 Bluegreen Vacation Club resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays.  Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing, design development services, and resort amenity operational services.  In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to Bluegreen.

Bluegreen Resorts’ results for the three and nine months ended September 30, 2012 reflect its continued focus on Bluegreen’s fee-based service business and its efforts to achieve selling and marketing efficiencies.  Furthermore, in January 2012 Bluegreen began selling VOI inventory in connection with a new category of sales requiring low levels of capital deployment whereby Bluegreen acquires VOI inventory from resorts’ property owner associations (“POAs”) on a non-committed basis, in close proximity to the timing of Bluegreen selling of such VOIs (“POA Sales”). VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a discount. Since Bluegreen acquires the VOIs from the POAs “just-in-time,” POA Sales are included in Bluegreen’s “Sales of VOIs” along with sales of its existing VOI inventory.  In the future, Bluegreen intends to enter into similar “just-in-time” arrangements with third-party developers as part of its fee-based services initiative; however, Bluegreen may not be successful in doing so.

MD&A (Bluegreen)

During the three months ended September 30, 2012:

•	Bluegreen earned income from continuing operations of $17.3 million compared to $15.7 million during the three months ended September 30, 2011.
•

VOI system-wide sales, which include sales of third-party inventory, were $109.1 million compared to $91.0 million during the three months ended September 30, 2011. VOI system-wide sales during the three months ended September 30, 2012 included $5.1 million of POA Sales described above.

•

Bluegreen sold $41.7 million of third-party inventory and earned sales and marketing commissions of $27.8 million. Including Bluegreen’s resort management, title services, construction management and other fee-based operations, Bluegreen’s total fee-based service revenues were $47.2 million, a 12% increase over the same period in 2011.

•

Bluegreen completed the 2012 Term Securitization, a private offering and sale of investment-grade, timeshare loan-backed notes. Bluegreen received gross proceeds of $100.0 million from the 2012 Term Securitization, which were used, among other things, to repay in full the BB&T Purchase Facility and the 2008 Liberty Bank Facility. Additional availability in excess of $60.0 million under Bluegreen’s existing receivable-backed credit facilities was created as a result of the 2012 Term Securitization. See “Liquidity and Capital Resources – Other Outstanding Receivable Backed Notes Payable” below for additional information.

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

During the three months ended September 30, 2012 and 2011,  Bluegreen sold $41.7 million and $34.0 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $27.8 million and $23.5 million, respectively. Based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses to these sales, Bluegreen believes it generated approximately $6.2 million in pre-tax profits by providing sales and marketing fee-based services during each of the three months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012 and 2011,  Bluegreen sold $100.8 million and $77.8 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $66.3 million and $52.5 million, respectively. Based on an allocation of its selling, marketing and field general and administrative expenses to these sales, Bluegreen believes it generated approximately $15.2 million and $11.9 million in pre-tax profits by providing sales and marketing fee-based services during the nine months ended September 30, 2012 and 2011, respectively.

Bluegreen generated “free cash flow” (cash flow from operating and investing activities) during the nine months ended September 30, 2012 of $138.7 million compared to $116.7 million during the same period of 2011.  Free cash flow during the nine months ended September 30, 2012 includes $27.8 million in net proceeds received in connection with the sale of the Bluegreen Communities division to Southstar, prior to the associated debt repayment.

Additionally, consistent with initiatives seeking to improve its liquidity, Bluegreen continued to seek cash sales and larger customer down payments on financed sales. During the nine months ended September 20, 2012, 55% of Bluegreen’s VOI sales were paid in cash in full within approximately 30 days from the contract date. Refer to Liquidity and Capital Resources section below for additional information.

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

Notes Receivable and Allowance for Loan Losses

Bluegreen offers financing to buyers of its VOIs who meet certain minimum requirements.   Accordingly, Bluegreen is subject to the risk of defaults by customers.  GAAP requires that Bluegreen reduce sales of VOIs by its estimate of future uncollectible note balances on originated VOI notes receivables, excluding any benefit for the value of future recoveries of defaulted VOI inventory.  Bluegreen updates its estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in Bluegreen’s expected losses related to notes originated in prior periods. Bluegreen Communities historically also offered financing to buyers of its homesites on a limited basis. Bluegreen Communities notes receivable portfolio was excluded from the sale to Southstar of the assets which comprised Bluegreen Communities.

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

The activity in Bluegreen’s allowance for uncollectible notes receivable (including Bluegreen’s homesite notes receivable) for the nine months ended September 30, 2012 was as follows (in thousands):

9
Balance at December 31, 2011	$73,260
Provision for loan losses	19,502
Write-offs of uncollectible receivables	(26,679)
Balance at September 30, 2012	$66,083

Bluegreen’s estimates regarding its allowance for loan losses involve interpretation of historical data, the aging of receivables, current default trends by origination year, the impact of loan seasoning, current economic conditions, the economic outlook, and the FICO® scores of the borrowers.  To the extent that Bluegreen’s estimates change, its results of operations could be adversely affected. While Bluegreen believes its notes receivable are adequately reserved at this time, future defaults may occur at levels greater than Bluegreen expects. If the future performance of Bluegreen’s loans varies from its expectations and estimates, additional charges may be required in the future.

MD&A (Bluegreen)

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	For the 12 Month Period Ended September 30,

Division	2012	2011
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	9.8%	11.1%
Loans originated on or after December 15, 2008(1)	6.4%(2)	6.5%(2)
Notes receivable secured by homesites	4.9%	12.2%

Delinquency Rates (3)	As of

Division	September 30, 2012	December 31, 2011
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.5%	4.9%
Loans originated on or after December 15, 2008(1)	2.2%	3.0%
Notes receivable secured by homesites	2.5%	3.1%

(1)	On December 15, 2008, Bluegreen implemented its FICO® score-based credit underwriting program.
(2)	Reflects, in management’s opinion, the benefits of Bluegreen’s FICO® score-based credit underwriting standards as well as Bluegreen’s policy that loans are not defaulted until after 120 days past due.
(3)	The percentage of Bluegreen’s notes receivable portfolio that was over 30 days past due as of the dates indicated.

Substantially all defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically soon after default and at a nominal cost.  Bluegreen then attempts to resell the recovered VOI in the normal course of business.

Bluegreen Segments Financial Results

As described above and elsewhere in this report, the operating results of Bluegreen Communities, Bluegreen’s residential communities business segment, have been classified as a discontinued operation. On May 4, 2012 Bluegreen sold substantially all of the assets of Bluegreen Communities to Southstar as further described in Note 3 to the “Notes to Unaudited Consolidated Financial Statements”.  As a result of the sale, Bluegreen’s continuing operations relate solely to Bluegreen Resorts.

MD&A (Bluegreen)

Information regarding the results of operations of Bluegreen Resorts for the three and nine months ended September 30, 2012 and 2011 is set forth below (dollars in thousands):

(1
Bluegreen Resorts
	For the Three Months Ended September 30,
	2012		2011
	Amount	% of System-wide sales of VOIs, net	Amount	% of System-wide sale of VOIs, net
	(dollars in thousands)
System-wide sales of VOIs (1)	$109,119		90,976
Changes in sales deferred under timeshare accounting rules	(2,095)		(335)
System-wide sales of VOIs, net	107,024	100%	90,641	100%
Less: Sales of third party VOIs	(41,698)	(39)	(33,983)	(37)
Gross Sales of VOIs	65,326	61	56,658	63
Estimated uncollectible VOI notes receivable (2)	(7,664)	(12)	(6,983)	(12)
Sales of VOIs	57,662	54	49,675	55
Cost of VOIs sold (3)	(8,252)	(14)	(7,514)	(15)
Gross profit	49,410	86	42,161	85
Fee-based sales commission revenue	27,798	26	23,460	26
Other fee-based services revenue	19,401	18	18,838	21
Cost of other fee-based services	(9,083)	(8)	(10,550)	(12)
Net carrying cost of VOI inventory	(1,333)	(1)	(2,362)	(3)
Selling and marketing expenses	(49,763)	(46)	(40,734)	(45)
Field general and administrative expenses (4)	(5,537)	(5)	(5,238)	(6)
Operating profit	$30,893	29%	25,575	28%

MD&A (Bluegreen)

28,599
	For the Nine Months Ended September 30,
	2012		2011
	Amount	% of System-wide sales of VOIs, net	Amount	% of System-wide sale of VOIs, net
	(dollars in thousands)
System-wide sales of VOIs (1)	$280,049		228,599
Changes in sales deferred under timeshare accounting rules	(6,249)		(1,639)
System-wide sales of VOIs, net	273,800	100%	226,960	100%
Less: Sales of third party VOIs	(100,813)	(37)	(77,844)	(34)
Gross Sales of VOIs	172,987	63	149,116	66
Estimated uncollectible VOI notes receivable (2)	(19,513)	(11)	(17,763)	(12)
Sales of VOIs	153,474	56	131,353	58
Cost of VOIs sold (3)	(18,922)	(12)	(21,442)	(16)
Gross profit	134,552	88	109,911	84
Fee-based sales commission revenue	66,279	24	52,532	23
Other fee-based services revenue	57,091	21	53,325	23
Cost of other fee-based services	(28,918)	(11)	(28,286)	(12)
Net carrying cost of VOI inventory	(6,435)	(2)	(9,863)	(4)
Selling and marketing expenses	(123,357)	(45)	(104,281)	(46)
Field general and administrative expenses (4)	(14,944)	(5)	(13,977)	(6)
Operating profit	$84,268	31%	59,361	26%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted in the same manner as the sale of Bluegreen’s VOI inventory.
(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs.

(3)	Percentages for cost of VOIs sold and gross profit are calculated based on sales of VOIs.
3

(4)General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totalled $13.7 million and $9.5 million for the three months ended September 30, 2012 and 2011, respectively and $38.9 million and $29.2 million for the nine months ended September 30, 2012 and 2011, respectively. (See Corporate General and Administrative Expenses below for further discussion).

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of Bluegreen-owned VOIs, which include POA Sales, as well as sales of VOIs owned by third parties. The sales of third-party VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen use to sell its VOI inventory.  Bluegreen earns commissions on such sales from third parties. System-wide sales of VOIs were $109.1 million and $91.0 million during the three months ended September 30, 2012 and 2011, respectively, and $280.0 million and $228.6 million during the nine months ended September 30, 2012 and 2011, respectively. The growth in system-wide sales of VOIs during the 2012 periods reflects an increase in the number of sales transactions.  Bluegreen has continued to increase sales prospects through targeted campaigns to owners and expansion of Bluegreen’s alliance marketing programs. Bluegreen’s sales further benefited from an improved sale-to-tour conversion ratio. During the three months ended September 30, 2012, Bluegreen’s sale-to-tour conversion ratio was 16.6% compared to 15.7% during the same period of 2011. During the nine months ended September 30, 2012, Bluegreen’s sale-to-tour conversion ratio was 17.2% compared to 15.1% during the same period of 2011.

In addition, during January 2012, Bluegreen began selling VOI inventory in connection with a new category of sales requiring low levels of capital deployment whereby Bluegreen acquires VOI inventory from its resorts’ POAs on a

MD&A (Bluegreen)

non-committed basis, in close proximity to the timing of Bluegreen’s selling of such VOIs. VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a discount.  Since Bluegreen acquires VOIs from the POAs “just-in-time,” POA sales are included in Bluegreen’s “Sales of VOIs” along with sales of Bluegreen’s existing VOI inventory. In the future, Bluegreen intends to enter into similar “just-in-time arrangements with third-party developers as part of Bluegreen’s fee-based services initiatives, although Bluegreen may not be successful in doing so. During the three and nine months ended September 30, 2012, gross revenues from POA sales were $5.1 million and $13.0 million, respectively.

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third parties for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Number of sales offices at period-end	23	21	23	21
Number of Bluegreen VOI sales transactions	5,794	4,853	15,860	12,880
Number of sales made on behalf of third
parties for a fee	3,469	2,809	8,373	6,229
Total number of VOI sales transactions	9,263	7,662	24,233	19,109
Average sales price per transaction	$ 11,976	$ 11,851	$ 11,723	$ 11,985
Number of total prospects tours	55,825	48,773	141,258	126,405
Sale-to-tour conversion ratio– total prospects	16.6%	15.7%	17.2%	15.1%
Number of new prospects tours	33,714	29,125	82,119	73,891
Sale-to-tour conversion ratio– new prospects	11.5%	11.1%	12.0%	10.8%
Percentage of sales to owners	56.4%	55.1%	57.7%	56.9%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $65.3 million and $56.7 million during the three months ended September 30, 2012 and 2011, respectively, and $173.0 million and $149.1 million during the nine months ended September 30, 2012 and 2011, respectively. Gross sales of VOIs increased during the 2012 periods as a result of the factors described above relating to the increase in system-wide sales, including the commencement of POA sales during January 2012.

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During the three months ended September 30, 2012 and 2011, due to the timing of revenue recognition, Bluegreen realized a net deferral of approximately $2.1 million and $0.3 million of sales, respectively. During the nine months ended September 30, 2012 and 2011, due to the timing of revenue recognition, Bluegreen realized a net deferral of approximately $6.2 million and $1.6 million of sales, respectively.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, as reduced by the impact of estimated uncollectible VOI notes receivable as further described below. Sales of VOIs were $57.7 million during the three months ended September 30, 2012 compared to $49.7 million during the three months ended September 30, 2011, and $153.5million during the nine months ended September 30, 2012 compared to $131.4 million during the nine months ended September 30, 2011.

During the three months ended September 30, 2012 and 2011, Bluegreen reduced revenue by $7.7million and $7.0million, respectively, for the estimated future uncollectibles on its loans. During the nine months ended September 30, 2012 and 2011, Bluegreen reduced revenue by $19.5 million and $17.8million, respectively, for the estimated future uncollectibles on Bluegreen loans. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans. In connection with Bluegreen’s quarterly analysis of its loan

MD&A (Bluegreen)

portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in Bluegreen’s allowance for loan losses. Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs was12% during each of the three months ended September 30, 2012 and 2011 and 11% and 12% during the nine months ended September 30, 2012 and 2011, respectively. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from Bluegreen’s estimates.

Cost of VOIs Sold. Cost of VOIs sold is the cost of Bluegreen VOIs sold during the period and relieved from inventory. During the three months ended September 30, 2012 and 2011, cost of VOIs sold was $8.3 million and $7.5 million, respectively, and represented 14% and 15%, respectively, of sales of VOIs. During the nine months ended September 30, 2012 and 2011, cost of VOIs sold was $18.9 million and $21.4 million, respectively, and represented 12% and 16%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period. Additionally, changes in assumptions, including estimated project sales, future defaults, upgrades and estimated incremental revenue from the resale of repossessed VOI inventory, and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners), are reflected on a retrospective basis in the period the change occurs.

Fee-Based Sales Commission Revenue. Bluegreen earns commissions for the sales of third-party inventory upon the closing of the respective sales transaction. During the three months ended September 30, 2012 and 2011, Bluegreen sold $41.7 million and $34.0 million, respectively, of third-party inventory and earned sales and marketing commissions of $27.8 million and $23.5 million, respectively. Based on an allocation of its selling, marketing and resort general and administrative expenses to these sales, Bluegreen believes it generated approximately $6.2 million in pre-tax profits from these sales during each of the three months ended September 30, 2012 and 2011.  During the nine months ended September 30, 2012 and 2011, Bluegreen sold $100.8 million and $77.8 million, respectively, of third-party inventory and earned sales and marketing commissions of $66.3 million and $52.5 million, respectively. Based on an allocation of its selling, marketing and resort general and administrative expenses to these sales, Bluegreen believes it generated approximately $15.2 million and $11.9 million in pre-tax profits from these sales during the nine months ended September 30, 2012 and 2011, respectively. The increase in the sales of third-party developer inventory during the 2012 periods is due to the above described factors relating to the overall increase in system-wide sales of VOIs.

Net Carrying Cost of VOI Inventory.  Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory to the property owners’ associations that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of its owned VOIs and through proceeds from its sampler programs. The carrying cost of Bluegreen’s inventory was $3.9 million and $4.9 million during the three months ended September 30, 2012 and 2011, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $2.6 million and $2.5 million, respectively. The carrying cost of Bluegreen’s inventory was $14.1 million and $17.1 million during the nine months ended September 30, 2012 and 2011, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $7.7 million and $7.2 million, respectively. The net carrying cost of VOI inventory decreased during the 2012 periods due to lower maintenance fees as a result of reduced inventory levels through sales, as well as higher revenues from Bluegreen’s sampler programs.

Selling and Marketing Expenses. Selling and marketing expenses were $49.8 million and $40.7 million for the three months ended September 30, 2012 and 2011, respectively, and $123.4 million and $104.3 million for the nine months ended September 30, 2012 and 2011, respectively. As a percentage of system-wide sales, net, selling and marketing expenses vary between periods based on the mix of marketing programs as well as the rate at which the tours are converted to sales. As a percentage of system-wide sales, net, selling and marketing expenses were 46% and 45% during the three months ended September 30, 2012 and 2011, respectively. As a percentage of system-wide sales, net, selling and marketing expenses were  45%  and 46% during the nine months ended September 30, 2012 and 2011, respectively.  Sales and marketing expenses during the 2012 periods benefited from favorable sale-to-tour conversion ratios and a higher proportion of sales to existing owners, which carry a relatively lower marketing cost, partially offset by increased costs associated with new sales programs. If Bluegreen focuses on shifting more of its marketing efforts on selling to new customers as opposed to existing owners, Bluegreen’s sales and marketing expenses as a percentage of sales will likely increase.

Field General and Administrative Expenses. Field general and administrative expenses, which represents expenses directly attributable to Bluegreen’s resort sales and marking operations and excludes corporate overhead, were $5.5 million and $5.2 million during the three months ended September 30, 2012 and 2011, respectively, and $14.9 million and $14.0 million during the nine months ended September 30, 2012 and 2011, respectively. As a percentage of system-wide sales, net, field general and administrative expenses were 5% and 6% during the three months ended September 30, 2012 and 2011, respectively, and were 5% and 6% during each of the nine month periods ended September 30, 2012 and 2011, respectively.

MD&A (Bluegreen)

Other Fee-Based Services

Revenues and costs related to Bluegreen’s other fee-based services were as follows (in thousands):

4357
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Fee-based management services	$14,885	14,357	44,742	41,294
Title operations	2,223	2,271	6,735	6,132
Other	2,293	2,210	5,614	5,899
Total other fee-based services revenue	19,401	18,838	57,091	53,325
Costs:
Fee-based management services	7,500	7,628	21,873	20,643
Title operations	852	851	2,730	1,987
Other	731	2,071	4,315	5,656
Total cost of other fee-based services	9,083	10,550	28,918	28,286
Profit:
Fee-based management services	7,385	6,729	22,869	20,651
Title operations	1,371	1,420	4,005	4,145
Other	1,562	139	1,299	243
Total other fee-based services profit	$10,318	8,288	28,173	25,039

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

Management services revenues increased during the 2012 periods as compared to the same periods in 2011 as we provided services to more VOI owners, earned additional fees from new owner programs and generated greater title revenues on increased sales volumes. The fees earned for title services remained relatively flat during the three months ended September 30, 2012 compared to the same period in 2011 and increased during the nine months ended September 30, 2012 compared to the same period in 2011 as we experienced growth in title transactions due to higher sales volumes.

Bluegreen intends to continue to pursue its efforts to provide Bluegreen’s management and title services to resort developers and others, on a cash-fee basis. While Bluegreen’s efforts to do so may not be successful, Bluegreen hopes that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $9.1 million and $10.6 million during the three months ended September 30, 2012 and 2011, respectively, and $28.9 million and $28.3 million during the nine months ended September 30, 2012 and 2011, respectively.  Cost of other fee-based services fluctuates based on the service volumes described above.

MD&A (Bluegreen)

Interest Income and Interest Expense.  The following table details the sources of interest income and interest expense (in thousands):

372
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Interest Income:	2012	2011	2012	2011
VOI Notes receivable	$20,621	21,871	62,412	65,939
Other	142	161	428	500
Total interest income	20,763	22,032	62,840	66,439

Interest Expense:
Receivable-backed notes payable	8,378	9,904	25,463	31,145
Other	2,745	3727	8,656	12,022
Total interest expense	11,123	13,631	34,119	43,167
Net interest spread	$9,640	8,401	28,721	23,272

Interest Income.  Interest income was $20.8 million and $22.0 million during the three months ended September 30, 2012 and 2011, respectively and $62.8million and $66.4 million during the nine months ended September 30, 2012 and 2011, respectively.  The decrease in interest income during 2012 periods compared to the same periods of 2011 was a result of the continued decrease in Bluegreen’s VOI notes receivable portfolio, which in turn was due to both the maturing of the portfolio as well as Bluegreen’s efforts to increase cash sales and collect higher down payments on those VOI sales that Bluegreen does finance. Bluegreen expects that its notes receivable portfolio will continue to decrease in the near term due to these factors.

Interest Expense. Interest expense on receivable-backed notes payable was $8.4  million and $9.9 million during the three months ended September, 2012 and 2011, respectively and $25.5 million and $31.1 million during the nine months ended September 30, 2012 and 2011, respectively. Interest expense decreased in 2012 compared to 2011 due to lower average outstanding debt balances during 2012 as a result of debt repayments.

Bluegreen’s other interest expense, which consists of interest on lines of credit and notes payable and its junior subordinated debentures, was $2.7 million and $3.7 million during the three months ended September 30, 2012 and 2011, respectively and $8.7 million and $12.0 million during the nine months ended September 30, 2012 and 2011, respectively.  Other interest expense decreased in 2012 compared to 2011 primarily due to lower average outstanding debt balances during 2012 as a result of debt repayments.

Bluegreen’s effective cost of borrowing was 7.6 % during each of the nine months ended September 30, 2012 and 2011.

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

In 2010, Bluegreen began earning servicing fee income for servicing the loan portfolios of certain third-parties. Bluegreen’s servicing fee income was approximately $0.3 million and $0.1 million during the three months ended September 30, 2012 and 2011, respectively and $0.7 million and $0.3 million during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the total principal amount of notes receivable serviced by Bluegreen under these arrangements was $61.5 million.

MD&A (Bluegreen)

The cost of Bluegreen’s mortgage servicing operations was $1.2 and $1.3 million during each of the three month periods ended September 30, 2012 and 2011, respectively, and $3.7 million during each of the nine months ended September 30, 2012 and 2011.

Corporate General and Administrative Expenses.  Bluegreen’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters to support Bluegreen’s business operations, including accounting, human resources, information technology, treasury, and legal.  In addition, certain executive long-term incentive compensation, as well as changes in both its self-insurance liability and accrued payroll between reporting periods for the entire company are recorded as corporate general and administrative expense.

Corporate general and administrative expenses were $13.7 million and $9.5 million during the three months ended September 30, 2012 and 2011, respectively and $38.9 million and $29.2 million during the nine months ended September 30, 2012 and 2011, respectively. The  increase in the 2012 periods compared to the same periods in 2011primarily reflects higher executive long-term incentive compensation, reinstatement of the company match for Bluegreen’s 401K plan, increased employee healthcare costs, higher spending on information technology and fees incurred by Bluegreen in connection with the proposed merger with BFC.

For a discussion of field selling, general and administrative expenses, see discussion above.

Other Income/Expense, Net. During the three months ended September 30, 2012 Bluegreen realized other income, net, of $0.4 million. During the nine months ended September 30, 2012 and 2011, Bluegreen recognized other income, net, of $0.8 million and other expense, net, of $0.9 million, respectively. The nine month period ended September 30, 2011 reflects a charge of $1.2 million due to an unfavorable outcome related to a disputed deposit on an acquisition attempted in 2005.

Non-controlling Interest in Income of Consolidated Subsidiary.  Bluegreen includes the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), its 51%-owned subsidiary, in Bluegreen’s condensed consolidated financial statements.  The non-controlling interests in income of consolidated subsidiary is the portion of Bluegreen’s consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interests in income of consolidated subsidiary was $3.5 million and $2.8 million for the three months ended September 30, 2012 and 2011, respectively and $9.7 million and $6.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Provision for Income Taxes.  Bluegreen’s effective income tax rate related to its continuing operations was approximately 40% and 39% during the nine months ended September 30, 2012 and 2011, respectively.  Bluegreen’s quarterly effective income tax rates are based upon its current estimated annual rate.  Bluegreen’s annual effective income tax rate varies based upon its taxable earnings as well as on Bluegreen’s mix of taxable earnings in the various states in which Bluegreen operates.

Discontinued Operations.    On May 4, 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), if any, it receives in the event of its sale of two specified parcels of real estate purchased by Southstar under the agreement. Certain assets, including primarily Bluegreen Communities’ notes receivable were excluded from the assets sold. The operating results of Bluegreen Communities are presented as a discontinued operation for all periods in our Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the assets sold in the transaction are reported as assets held for sale on our Consolidated Statement Of Financial Condition at December 31, 2011. See Note 3 to our Consolidated Financial Statements for additional information.

MD&A (Bluegreen)

Below are the results of discontinued operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$-	2,559	3,815	12,452
	-	2,559	3,815	12,452
Cost and Expenses:
Cost of discontinued operations	740	4,547	6,457	14,716
Loss on assets held for sale	-	1,747	205	54,480
Interest expense	-	733	1,386	2,265
	740	7,027	8,048	71,461

Loss from discontinued operations, before taxes	(740)	(4,468)	(4,233)	(59,009)
Benefit for income taxes	393	1,842	2,190	22,828
Loss from discontinued operations, net	$(347)	(2,626)	(2,043)	(36,181)

Revenues and costs of discontinued operations incurred prior to the close of the transaction with Southstar described above in May 2012 represented sales and marketing operations of the residential communities business. Cost of discontinued operations incurred during the three months ended September 30, 2012 primarily represents expenditures to satisfy obligations of Bluegreen Communities not assumed by Southstar.

Loss on assets held for sale during the nine months ended September 30, 2011 primarily consisted of a non-cash charge of $54.5million to write down the carrying value of the assets held for sale to the fair value less cost to sell. The fair value of the assets held for sale was derived from the sale price under the agreement with Southstar and therefore Bluegreen did not incur a significant gain or loss upon the closing of the sale transaction in May 2012.

Discontinued operations included interest expense on notes payable which were collateralized by certain Bluegreen Communities inventory, property and equipment and was repaid upon the sale of  those assets.

MD&A (Bluegreen)

Bluegreen’s Liquidity and Capital Resources

Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the nine months ended September 30, 2012 and 2011 (in thousands):

127
	For the Nine Months Ended September 30,
	2012	2011

Cash flows provided by operating activities	$115,257	119,590
Cash flows provided by (used in) investing activities	23,449	(2,865)
Cash flows used in financing activities	(119,401)	(118,414)
Net increase (decrease) in cash and cash equivalents	$19,305	(1,689)

Cash Flows from Operating Activities. Bluegreen generated $115.3 million of cash from its operating activities during the nine months ended September 30, 2012, as compared to $119.6 million of cash generated during the same period in 2011.  The decrease in cash from operating activities during the 2012 period as compared to the same period in 2011 reflects approximately $6.0 million higher VOI construction and development spending at its Bluegreen/Big Cedar Joint Venture and lower cash received from notes receivable due to the decreasing balance of the portfolio.  Additionally, cash from operating activities in the first quarter of 2011 benefited from an income tax refund of approximately $2.5 million.

Cash Flows from Investing Activities.  Bluegreen generated $23.4 million of cash in its investing activities during the nine months ended September 30, 2012, as compared to $2.9 million of cash used during the same period in 2011. The cash generated by Bluegreen’s investing activities during the 2012 period includes the $27.8 million net proceeds received from the sale of Bluegreen Communities, the majority of which was used to repay the H4BG Communities Facility, as discussed in further detail below.

Cash Flows from Financing Activities. Bluegreen used $119.4 million of cash for its financing activities during the nine months ended September 30, 2012, as compared to $118.4 million of cash used during the same period of 2011. Debt repayments increased by $103.9 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This increase was partly offset by the 2012- Term Securitization that Bluegreen completed in the third quarter of 2012 for gross proceeds of $100.0 million. Also, during the 2012 period Bluegreen made cash distributions to the non-controlling member of the Bluegreen/Big Cedar Joint Venture which exceeded the amount of the distribution in the 2011 period. For additional information on the availability of cash from Bluegreen’s existing credit facilities as well as Bluegreen’s repayment obligations, see Liquidity and Capital Resources below.

Liquidity and Capital Resources

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) cash from Bluegreen’s finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from Bluegreen’s sales and marketing fee-based services and other resort fee-based services, including Bluegreen’s resort management operations.

During the nine months ended September 30, 2012, including down payments received on financed sales, 55% of Bluegreen’s VOI sales were paid in cash within approximately 30 days from the contract date. Bluegreen believes that the amount of cash received within 30 days is a result of (i) incentives paid to its sales associates for generating cash sales volume, and (ii) point-of-sale credit card programs provided by third parties for Bluegreen’s customers. Should such programs change or be eliminated, or other factors occur which would cause cash sales to be less attractive or desirable to purchasers, Bluegreen’s percentage of cash sales could decrease significantly.

While the vacation ownership business has historically been capital intensive, Bluegreen’s principal goal in the

MD&A (Bluegreen)

current environment has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing Bluegreen sales associates and creating programs with third-party credit card companies to generate higher percentages of Bluegreen sales in cash compared to historical levels, as discussed above; (ii) maintaining sales volumes that allow Bluegreen to focus on what it believes to be the most efficient marketing channels available to Bluegreen; (iii) minimizing capital and inventory expenditures; and (iv) utilizing Bluegreen’s sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for Bluegreen.  Bluegreen’s free cash flow generated from collections on its note receivable portfolio is expected to decrease as the portfolio decreases.  However, while there is no assurance it will be the case, and while as described above, Bluegreen’s cash used in financing activities during the nine months ended September 30, 2012 increased compared to the same period of 2011, Bluegreen also expects that cash used in financing activities will generally decrease in the future compared to historical levels.

Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon Bluegreen providing financing to its buyers. Bluegreen’s ability to sell and/or borrow against its notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. When Bluegreen sells VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to diversify its sources of such financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Bluegreen believes that in general Bluegreen currently has adequate completed VOIs in inventory to satisfy its needs for the next few years. Bluegreen expects acquisition and development expenditures to remain at current levels in the near term as Bluegreen develops at the Bluegreen/Big Cedar Joint Venture.  However, if the opportunity to acquire a strategic property on favorable terms presents itself, as was the case with Bluegreen’s  acquisition of a resort in Big Bear, California in May, 2012, and Bluegreen may decide to acquire or develop more inventory in the future which would increase Bluegreen’s acquisition and development expenditures and may require Bluegreen to incur additional debt. Bluegreen currently expects development expenditures over the next twelve months to be in a range of approximately $20.0 million to $25.0 million, with the majority of spending related to the Bluegreen/Big Cedar Joint Venture.

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

Bluegreen’s levels of debt and debt service requirements have several important effects on its operations, including the following: (i) its significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases its vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) its leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to its indebtedness requires Bluegreen to meet certain financial tests and restricts its ability to, among other things, borrow additional funds, dispose of assets or make investments; and (iv) its leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. In addition, certain of Bluegreen financing arrangements limit its ability in the near term to pay cash dividends on its common stock and repurchase shares. Bluegreen’s financing arrangements may be also impacted by the proposed merger with BFC. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen does.

Credit Facilities

The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of Bluegreen’s liquidity as of September 30, 2012. These facilities do not constitute all of Bluegreen’s outstanding indebtedness as of September 30, 2012. Bluegreen’s other indebtedness includes

MD&A (Bluegreen)

outstanding junior subordinated debentures and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintain various credit facilities with financial institutions that provide receivable financing for its operations.  Bluegreen had the following credit facilities with future availability as of September 30, 2012,all of which are subject to revolving availability terms during the advance period and provide for additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions (in thousands):

	Borrowing Limit	Outstanding Balance as of September 30, 2012	Availability as of September 30, 2012	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2012
BB&T Purchase Facility	$50,000	-	50,000	December 2012; December 2015	30 day LIBOR +3.50%; 4.75%(1)
2011 Liberty Bank Facility	60,000	18,874	41,126	February 2013; February 2016	Prime Rate +2.25%; 6.50%(2)
CapitalSource Facility	30,000	13,114	16,886	September 2013; September 2016	30 day LIBOR+5.75%; 6.50%(3)
Quorum Purchase Facility	25,000	11,228	13,772	March 2013; December 2030	8.0%; 6.5%(4)
NBA Receivables Facility (5)	30,000	12,088	-	October 2014; April 2020	30 day LIBOR + 5.25%;6.75% (6) 30 day LIBOR +4.5%;6.00%
	$195,000	55,304	121,784

(1)	Interest charged on this facility is subject to a LIBOR floor of 1.25%
(2)	Interest charged on this facility is subject to a floor of 6.50%.
(3)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.
(4)

Interest charged on $6.3million of the outstanding balance as of September 30, 2012 is subject to a fixed rate of 8.0%. interest charged on $4.9 million of the outstanding balance as of September 30, 2012 is subject to a fixed rate of 6.5%. Future advances are subject to a fixed rate of 6.0%..

(5)

As of September 30, 2012, the NBA Receivables Facility had no future availability.  As described further below, in October 2012, the NBA Receivables Facility was amended to provide for borrowings up to $30.0M through October 2014.

(6)

$12.1 million of the amount outstanding as of September 30, 2012 bears interest at the 30 day LIBOR + 5.25% subject to a floor of 6.75%.  Pursuant to the amendment described below, all future borrowings will bear interest at the 30 day LIBOR +4.5% subject to a floor of 6.00%.

BB&T Purchase Facility.  Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”) that allows for maximum outstanding borrowings of $50.0 million on a revolving basis through December 17, 2012.  The BB&T Purchase Facility provides for the financing of Bluegreen’s timeshare receivables at an advance rate of 67.5% during the revolving advance period, subject to the terms of the facility and eligible collateral. The BB&T Purchase Facility matures three years after the expiration of the revolving advance period (such three-year period, the “Term-Out Period”), or earlier under certain circumstances set forth in the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5% (4.75% as of September 30, 2012). During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. In each case, the 30-day LIBOR rate is subject to a floor of 1.25%.  The interest rate was 4.75% as of September 30, 2012.

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

During the nine months ended September 30, 2012, Bluegreen pledged $24.7 million of VOI notes receivable to this facility and received cash proceeds of $16.7 million.  In addition, during September 2012, Bluegreen repaid all outstanding borrowings under this facility in connection with the 2012 Term Securitization described below.

2011 Liberty Bank Facility. In February 2011, Bluegreen entered into a $60.0 million revolving hypothecation facility (the “2011 Liberty Bank Facility”) with a syndicate of lenders led by Liberty Bank. The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during the two-year period ending in February 2013, subject to eligible collateral and terms and conditions Bluegreen believes to be customary for transactions of this type. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of September 30, 2012).

During the nine months ended September 30, 2012, Bluegreen pledged $11.9 million of VOI notes receivable to this facility and received cash proceeds of $10.1 million. In addition, during the nine months ended September 30, 2012, Bluegreen received cash proceeds of $1.0 million in order to adjust its outstanding balance to be consistent with previously pledged collateral. Bluegreen repaid $3.1 million on the facility during the period.

CapitalSource Facility. On September 20, 2011, Bluegreen entered into a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen believes are typically consistent with loans originated under Bluegreern’s current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of September 30, 2012).

During the nine months ended September 30, 2012, Bluegreen pledged $19.3 million of VOI notes receivable to this facility and received cash proceeds of $15.6 million. Bluegreen also repaid $2.5 million on the facility during the period.

Quorum Purchase Facility. During March 2012, Bluegreen amended and expanded an existing timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the amended facility and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2013 eligible timeshare receivables from Bluegreen or certain of its subsidiaries in an amount of up to an aggregate $25.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate, with respect to any future advances. The March 2012 amendment also provided for a program fee rate of 6.5% per annum with respect to any future advances. During September 2012, the facility was further amended to decrease the program fee rate with respect to advances subsequent to the date of such amendment to 6.0% per annum.  As of September 30, 2012, $6.3 million of the outstanding balance bears interest at a fixed rate of 8.0% pursuant to the terms of the original agreement, and $4.9 million of the outstanding balance bears interest at a fixed rate of 6.5% in accordance with the terms of the March 2012 amendment. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payments of fees, interest and principal under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings.  Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by Bluegreen.

MD&A (Bluegreen)

During the nine months ended September 30, 2012, Bluegreen pledged $6.4 million of VOI notes receivable to this facility and received cash proceeds of $5.3 million.  Bluegreen also repaid $1.6 million on the facility during the period.

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with this facility. During the nine months ended September 30, 2012, Bluegreen repaid $4.7 million on the facility.

In October 2012, the NBA Receivables Facility was amended to provide for borrowings on a revolving basis through October, 2014 to be secured by eligible timeshare receivables from the Bluegreen/Big Cedar Joint Venture in amount up to an aggregate $30.0 million.  Under the amended facility, future advances, will be made at an advance rate of 85% and bear interest at the 30-day LIBOR plus 4.5% per annum subject to a floor of 6.0%. Certain future advances are also subject to a 1.5% loan fee. The outstanding balance prior to the amendment ($12.1 million as of September 30, 2012) bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  All amounts will mature and be due on April 10, 2020 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility.

Other Outstanding Receivable-Backed Notes Payable

Bluegreen has outstanding obligations under various receivable-backed credit facilities and securitizations that, as of September 30, 2012, have no remaining future availability.  Information regarding these facilities and securitizations is set forth in the table below (dollars in thousands):

02
	Outstanding Balance as of September 30, 2012	Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2012

GE Bluegreen/Big Cedar Facility	9,476	April 2016	30 day LIBOR+1.75%;1.96%
Legacy Securitization(1)	11,511	September 2025	12.00%
2012-A Term Securitization	100,000	December 2027	2.94%

Other Non-Recourse Receivable-Backed Notes Payable	262,157	December 2015 - March 2026	5.27%-7.88%
	$383,144

(1)

Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $1.3 million.

GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”).  Bluegreen Corporation

MD&A (Bluegreen)

has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility.  The advance period under this facility has expired, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (1.96% as of September 30, 2012).  During the nine months ended September 30, 2012, Bluegreen repaid $6.1 million on the facility.

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

Bluegreen guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. Indebtedness under the facility bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.  During the nine months ended September 30, 2012, Bluegreen repaid $4.8 million on the facility

2008 Liberty Bank Facility. The outstanding balance was repaid in full during September 2012 in connection with the 2012 Term Securitization described below.

2012 Term Securitization. On September 13, 2012, Bluegreen completed a private offering and sale of $100 million of investment-grade, timeshare loan-backed notes (the "2012 Term Securitization") to BB&T Capital Markets and RBS Securities Inc. as initial purchasers. The 2012 Term Securitization consisted of the issuance of two tranches of timeshare-loan backed notes: $79.05 million of Class A notes and $20.95 million of Class B notes with interest rates of 2.66% and 3.99%, respectively, which blended to a weighted average interest rate of 2.94%. The gross advance rate for this transaction was 89.5%.

The amount of the timeshare receivables sold was approximately $111.7 million, approximately $109.8 million of which was provided prior to September 30, 2012 and the remainder of which was provided during October 2012. Approximately $78.0 million of the $100.0 million of gross proceeds were used to repay in full both the BB&T Purchase Facility and the 2008 Liberty Bank Facility as described above, as well as to capitalize a reserve fund and pay fees and expenses associated with the transaction. The remaining $22.0 million of gross proceeds is expected to be used for general corporate purposes.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, Bluegreen has other non-recourse securitization debt outstanding.  While the ownership of VOI receivables under these securitizations was transferred for legal purposes, these transfers have been accounted for as secured borrowings since January 1, 2010 and therefore are included on Bluegreen’s balance sheet. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and to fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen.  During the nine months ended September 30, 2012, Bluegreen repaid $70.8 million under these facilities.

MD&A (Bluegreen)

Credit Facilities for Bluegreen Inventories without Existing Future Availability

Bluegreen has outstanding obligations under various credit facilities and other notes payable collateralized by Bluegreen’s inventories.  As of September 30, 2012, these included the following significant items (dollars in thousands):

(1)
	Outstanding Balance as of September 30, 2012	Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2012
RFA AD&C Facility(1)	$3,033	December 2012	10.00%
Foundation Capital(1)	9,421	October 2015	8.00% (2)
Textron AD&C Facility(1)	2,850	April 2013	Prime + 1.50%; 4.75%
Fifth Third Bank Note Payable	2,758	April 2023	30-day LIBOR+3.00%; 3.21%
Other Lines-of-Credit and Notes Payable	2,334	June 2013 - March 2023	5.00%-6.00%
	$20,396

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between September 30, 2012 and maturity.
(2)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.

RFA AD&C Facility.  This facility was used to finance the acquisition and development of certain of Bluegreen’s resorts. Bluegreen currently has one outstanding project loan, which is primarily collateralized by its Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). Principal payments are effected through agreed-upon release prices as timeshare interests in the Club 36 resort that serve as collateral under the facility are sold, subject to periodic minimum required amortization.

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

During the nine months ended September 30, 2012, Bluegreen repaid $18.6 million of the outstanding balance under this facility. The remaining $3.0 million outstanding balance was repaid in full during October of 2012.

Foundation Capital. In 2010, in two separate transactions, Bluegreen Big Cedar Joint Venture acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the Bluegreen/Big Cedar Joint Venture’s existing Wilderness Club at Big Cedar Resort. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc. (“Foundation Capital”), with notes totaling $13.2 million. The real estate property acquired in connection with these transactions serves as collateral on the notes payable. Both notes payable to Foundation Capital have maturities of October 2015 (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% through October 2013, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. During the nine months ended September 30, 2012, the Bluegreen Big Cedar Joint Venture repaid $3.4 million of the outstanding balance under the facility.

MD&A (Bluegreen)

Textron AD&C Facility. Bluegreen had a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”).  The Textron AD&C Facility was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.50% (4.75% as of September 30, 2012) and is due monthly.  The advance period under the Textron AD&C Facility has expired.

The outstanding balance under the Textron AD&C facility as September 30, 2012 of $2.9 million relates to the sub-loan used for the acquisition of Bluegreen’s Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013. During the nine months ended September 30, 2012, Bluegreen repaid $1.0 million of the outstanding balance under the facility.

Fifth Third Bank Note Payable.  In April 2008, Bluegreen purchased a building in Myrtle Beach, South Carolina.  The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank.   Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023.  The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.21% as of September 30, 2012).  Repayments of the outstanding balance during the nine months ended September 30, 2012 were not material.

Commitments

Bluegreen’s material commitments as of September 30, 2012 included the required payments due on Bluegreen’s receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete its projects based on Bluegreen’s sales contracts with customers and commitments under non-cancelable operating leases.

MD&A (Bluegreen)

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding) and Bluegreen’s non-cancelable operating leases by period date, as of September 30, 2012 (in thousands):

	Payments Due by Period
					Purchase
	Less than	1 — 3	4 — 5	After 5	Accounting
Contractual Obligations	1 year	Years	Years	Years	Adjustments	Total
Receivable-backed notes payable(1)	$—	4,148	56,184	378,116	(408)	438,040
Lines-of-credit and notes payable	8,418	1,516	8,837	1,625	(237)	20,159
Jr. subordinated debentures	—	—	—	110,827	(51,656)	59,171
Noncancelable operating leases	6,044	11,384	10,655	18,456	1,427	47,966
Total contractual obligations	14,462	17,048	75,676	509,024	(50,874)	565,336

Interest Obligations (2)
Receivable-backed notes payable	25,690	51,240	47,144	138,322	—	262,396
Lines-of-credit and notes payable	1,280	2,084	275	291	—	3,930
Jr. subordinated debentures	5,775	11,551	11,551	106,128	—	135,005
Total contractual interest	32,745	64,875	58,970	244,741	—	401,331
Total contractual obligations	$47,207	81,923	134,646	753,765	(50,874)	966,667

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $1.3 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2012.

Bluegreen estimates that the cash required to satisfy Bluegreen Resorts’’s development obligations, all of which relate to the Bluegreen/Big Cedar Joint Venture   is approximately $4.6 million as of September 30, 2012.  Bluegreen also estimates that the cash required to satisfy its obligations related to Bluegreen Communities projects is approximately $1.0 million as of September 30, 2012. Bluegreen plans to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, Bluegreen may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future. In addition, in lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides guarantees (“subsidy guarantees”) to certain owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  As of September 30, 2012 and December 31, 2011, Bluegreen had liabilities for subsidy guarantees totaling $4.0 million and $1.6 million, respectively, which are included in other liabilities on the Consolidated Statement of Finanical Condition.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen may seek to put in place will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of

MD&A (Bluegreen)

ongoing strategic initiatives and the ongoing availability of credit. Bluegreen will continue its efforts to renew extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including its debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, Bluegreen’s ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, and Bluegreen may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, satisfy or refinance its obligations or otherwise adversely affect its operations.  In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to economic conditions and financial, business and other factors, many of which may be beyond Bluegreen’s control.

Off-Balance-Sheet Arrangements

As of September 30, 2012, Bluegreen did not have any “off-balance sheet” arrangements.

MD&A (BBX Capital)

Financial Services

The Company’s consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 include the results of operations of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.)  On July 31, 2012, BBX Capital completed the sale of BankAtlantic to BB&T Corporation (“BB&T”). As a result of the completion of the sale, the financial statements reflect BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units as discontinued operations for the three and nine months ended September 30, 2012 and 2011.   BBX Capital’s continuing operations are reported through two reportable segments: BankAtlantic’s Commercial Lending reporting unit and BBX Capital Parent Company. The only assets available to BFC from BBX Capital are dividends when and if paid by BBX Capital. BBX Capital is a separate public company, and its management prepared the following discussion, which was included in BBX Capital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries, references to the “Parent Company” are references to BBX Capital, at its parent company level,  and none of the foregoing are references to BFC or Bluegreen.

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital for the three and nine months ended September 30, 2012.  On July 31, 2012 BBX Capital completed the sale to BB&T of all of the shares of BankAtlantic (the sale and related transactions, the “Transaction”).  As a result of the completion of the Transaction and the entry into the definitive agreement, BBX Capital’s financial statements reflect BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units as discontinued operations for the three and nine months ended September 30, 2012 and 2011, respectively.  BBX Capital expects to continue commercial lending activities subsequent to the Transaction resulting in the inclusion of BankAtlantic’s Commercial Lending reporting unit (“CLRU”) in continuing operations for the three and nine months ended September 30, 2012 and 2011.   See Note 1 – “Basis of Financial Statement Presentation” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of the Company’s results of operations and Note 3 – “Discontinued Operations” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of the Company’s results of operations, including the impact of the Transaction on such presentation.

Consolidated Results of Operations

CLRU consists of the results of operations of BBX Capital’s Commercial Lending reporting unit. The CLRU results include the interest income and impairments associated with $297.3 million of commercial loans transferred to BB&T upon the consummation of the Transaction on July 31, 2012 and BankAtlantic’s general corporate overhead for the one and seven month period ended July 31, 2012, but not for the two month periods ended September 30, 2012.  The CLRU also includes the results of operations of $120 million in assets of the disposed reporting units that were retained by the Company.

Loss from continuing operations from each of the BBX Capital’s reportable segments was as follows (in thousands):

	For the Three Months Ended September 30,
	2012	2011	Change
CLRU	$(3,303)	(19,341)	16,038
Parent Company	(7,601)	(3,721)	(3,880)
Loss from continuing operations
before benefit for income taxes	(10,904)	(23,062)	12,158
Benefit for income taxes	(4,206)	(4,422)	216
Loss from continuing operations	$(6,698)	(18,640)	11,942

For the Three Months Ended September 30, 2012 Compared to the Same 2011 Period:

The improvement in CLRU’s loss from continuing operations during the 2012 quarter compared to the 2011 quarter was primarily the result of lower operating expenses and a decrease in the provision for loan losses partially offset by a decline in net interest income.

MD&A (BBX Capital)

The decrease in operating expenses reflects a $3.2 million reduction in professional fees, $1.6 million decrease in real estate owned impairments as well as a $4.2 million decline in compensation and occupancy expenses.  The significant decline in professional fees during the three months ended September 30, 2012 compared to the same period during 2011 primarily resulted from lower commercial loan foreclosure legal costs and declines in supervisory and audit fees relating to the consummation of the Transaction as of July 31, 2012.  The decrease in impairments on real estate owned reflect lower valuation adjustments during the 2012 quarter compared to the same 2011 period based on updated property valuations. The decline in employee compensation resulted primarily from the transfer of substantially all of BBX Capital’s employees to BB&T upon consummation of the Transaction and an arrangement under the transition services agreement which provided for BBX Capital to receive specified services from certain former employees at no cost as well as workforce reductions and the corresponding reduction in payroll taxes and employee benefits.   The lower occupancy expense reflects the consolidation of back-office facilities during prior periods, the consummation of the Transaction and the terms of the transition services agreement.

The $13.5 million decrease in the provision for loan losses primarily reflects a significant reduction in charge-offs during the 2012 quarter compared to the same 2011 quarter and the slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods.  This reduction in loans migrating to delinquency or loss status primarily reflects lower balances in the loan portfolio, the transfer of loans to BB&T and what management believes is a stabilization of real estate values.

The $6.0 million of lower net interest income resulted primarily from a significant reduction in loan average balances associated with the consummation of the Transaction and the recognition of $1.1 million of interest expense related to BB&T’s priority return distributed by FAR.  There was no interest expense recognized in the CLRU during the three months ended September 30, 2011.

The increase in the Parent Company’s loss for the 2012 quarter compared to the same 2011 quarter resulted from a $3.7 million increase in compensation expense and $2.2 million of higher professional fees partially offset by a $2.6 million reduction in junior subordinated debenture interest expense.

The compensation expense increase resulted primarily from the accrual of $3.6 million of executive management bonuses in September 2012. The increase in professional fees during the 2012 quarter was associated primarily with the previously settled TruPS related litigation in Delaware as well as a $0.9 million litigation settlement gain recognized during the 2011quarter.  The junior subordinated debenture interest expense reduction reflects BB&T’s assumption of the Parent Company’s obligation under the junior subordinated debentures as of July 31, 2012 in connection with the consummation of the Transaction

For the Nine Months Ended September 30, 2012 compared to the Same 2011 Period (in thousands):

	For the Nine Months Ended September 30,
	2012	2011	Change
CLRU	$(8,933)	(37,158)	28,225
Parent Company	(23,502)	(17,803)	(5,699)
Loss from continuing operations
before benefit for income taxes	$(32,435)	(54,961)	22,526
Benefit for income taxes	(12,512)	(16,925)	4,413
Loss from continuing operations	$(19,923)	(38,036)	18,113

The improvement in CLRU’s loss from continuing operations during the nine months ended September 30, 2012 compared to the same 2011 period resulted primarily from the items discussed above for the three months ended September 30, 2012 compared to the same 2011 period.

The increase in the Parent Company’s loss for the nine months ended September 30, 2012 resulted primarily from the items discussed above for the three months ended September 30, 2012 compared to the same 2011 period.

MD&A (BBX Capital)

Results of Discontinued Operations

Income from BankAtlantic’s discontinued operations was as follows (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	Change	2012	2011	Change
Net interest income	$5,235	21,023	(15,788)	37,384	65,849	(28,465)
Provision for loan losses	(1,865)	(4,010)	2,145	(18,383)	(31,391)	13,008
Gain on the sale of BankAtlantic	290,642	-	290,642	290,642	-	290,642
Non-interest income	4,978	24,982	(20,004)	37,234	107,121	(69,887)
Non-interest expense	(8,763)	(30,849)	22,086	(61,634)	(98,020)	36,386
Income from discontinued operations
before provision for income taxes	290,227	11,146	279,081	285,243	43,559	241,684
Provision for income taxes	(6,467)	(4,300)	(2,167)	(14,773)	(16,803)	2,030
Net income from discontinued operations	$283,760	6,846	276,914	270,470	26,756	243,714

The significant increase in income from discontinued operations during the three and nine months ended September 30, 2012 compared to the same 2011 period resulted primarily from the gain recognized on the sale of BankAtlantic to BB&T.  As a consequence of the sale, the income from discontinued operations for the three months ended September 30, 2012 includes one month of activity while the 2011 period includes three months of activity.   Likewise, income (loss) from discontinued operations for the nine months ended September 30, 2012 reflects seven months of activity while the income from discontinued operations for the nine months ended September 30, 2012 reflects nine months of activity.

Included in income from discontinued operations during the nine months ended September 30, 2011 was the sale of 19 Tampa branches and related facilities to an unrelated financial institution on June 3, 2011 for a net gain of $38.7 million.  The decline in net interest income and non-interest income during the 2012 nine month period compared to the same 2011 period resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in low yielding cash balances, at the Federal Reserve Bank.  The decline in non-interest income resulted primarily from lower deposit fee income mainly due to fewer deposit accounts as a result of the sale of the Tampa branches and lower overdraft fees.   The above reductions in net interest income and non-interest income during the nine months ended September 30, 2012 compared to the same 2011 period were partially offset by lower operating expenses.  The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale.

Provision (benefit) for income taxes

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations or accumulated other comprehensive loss.  However, an exception to the general rule exists when there is a pre-tax loss from continuing operations and pre-tax income from other categories.  In such instances, income from other categories is used to offset the current loss from continuing operations resulting in such offset being reflected in continuing operations.  The offset is limited to the lower of income from other categories or the loss from continuing operations.  As a consequence, BBX Capital recognized a continuing operation benefit for income taxes for the three and nine months ended September 30, 2012 in the amount of $4.2 million and $12.5 million, respectively, calculated based on BBX Capital’s effective income tax rate of 38.6% and the pre-tax loss from continuing operations.  The discontinued operations provision for income taxes represents the $4.2 million and $12.5 million benefit in continuing operations for the three and nine months ended September 30, 2012 plus $2.3 million of additional provision for income taxes included in other comprehensive income that was transferred to discontinued operations upon the sale of  BankAtlantic.

MD&A (BBX Capital)

BBX Capital recognized a continuing operations benefit for income taxes for the three and nine months ended September 30, 2011 in the amount of $4.4 million and $16.9 million, representing an effective tax rate of 19.2% and 30.8%, respectively.  The continuing operations benefit for income taxes was limited by the pre-tax income from discontinued operations.  Also included in continuing operations benefit for income taxes during the three and nine months ended September 30, 2011 was the recognition of $206,000 of tax benefits upon the resolution of a tax contingency partially offset by an $84,000 tax payment associated with the recapture of low income tax credits.

CLRU Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Commercial Lending Reporting Unit (“CLRU”) (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	Change	2012	2011	Change
Net Interest income	$3,096	9,109	(6,013)	18,497	31,971	(13,474)
(Provision for) recovery
from loan losses	(257)	(13,745)	13,488	1,129	(24,391)	25,520
Net interest income after
provision for loan losses	2,839	(4,636)	7,475	19,626	7,580	12,046
Non-interest income	133	-	133	203	13	190
Non-interest expense	(6,275)	(14,705)	8,430	(28,762)	(44,751)	15,989
CLRU loss before income taxes	(3,303)	(19,341)	16,038	(8,933)	(37,158)	28,225
Provision for income taxes	(1,274)	(3,709)	2,435	(3,446)	(11,442)	7,996
CLRU net loss	$(2,029)	(15,632)	13,603	(5,487)	(25,716)	20,229

Interest Income

The reduction in net interest income during the three and nine months ended September 30, 2012 compared to the same 2011 periods resulted primarily from the decline in average balances associated with the transfer of $297 million of commercial loans to BB&T on July 31, 2012 and secondarily from $1.1 million of interest expense associated with BB&T’s priority return in FAR.  The average balance declines for the three and nine months ended were also impacted by loan repayments, migration of loans to real estate owned and loan sales as well as a substantial decline in loan originations.

MD&A (BBX Capital)

Asset Quality

The loans and real estate owned and related data presented below as of September 30, 2012 and for the three and nine months ended September 30, 2012 excludes loans and real estate owned transferred to BB&T as of July 31, 2012 upon consummation of the Transaction.

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

	September 30, 2012			December 31, 2011
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial non-real estate	$1,929	16.44%	3.56%	$16,408	13.89%	4.6%
Commercial real estate	3,516	1.48	72.25	66,269	9.84	26.23
Small business	-	0.00	-	7,168	2.52	11.09
Residential real estate	791	1.31	18.39	16,704	1.79	36.34
Consumer	359	1.88	5.80	22,554	4.04	21.74
Total allowance for loan losses	$6,595	2.00%	100.00%	$129,103	5.03%	100%

Included in the allowance for loan losses as of September 30, 2012 and December 31, 2011 were specific valuation allowances by loan type as follows (in thousands):

	September 30,	December 31,
	2012	2011
Commercial non-real estate	$1,490	15,408
Commercial real estate	1,586	51,798
Small business	-	861
Consumer	-	1,454
Residential	-	6,942
Total	$3,076	76,463

The decrease in the allowance for loan losses at September 30, 2012 compared to December 31, 2011 resulted primarily from the charge-off of specific valuation allowances on collateral dependent loans as well as from the transfer of $1.8 billion of loans and $46.3 million of allowance for loan losses to BB&T in connection with the sale of BankAtlantic.  The reduction in allowance for loan losses to gross loans in each category also reflects the charge-off of $65.7 million of the specific valuation allowances discussed in the following paragraph and the fact that a higher percent of the loans which were not transferred to BB&T in the Transaction are non-performing and/or collateral dependent.  An allowance for loan losses was not established for those collateral dependent loans as these loans were instead charged-down to the fair value of the collateral less cost to sell.  The specific valuation allowance as of September 30, 2012 reflects impaired loans measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or appraisal adjustments on collateral dependent impaired loans.

As part of the transition of the regulation of OTS savings associations such as BankAtlantic to the OCC, the OCC  provided  guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including  guidance surrounding specific valuation allowances on collateral dependent

MD&A (BBX Capital)

loans.  Under OCC guidance, where the appraised value of collateral on a collateral dependent loan is less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance is generally required.   Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and, during the first quarter of 2012, the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell.  This charge down consisted entirely of the charging-off of existing specific valuation allowances.  As  a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce the Company’s allowance for loan losses and recorded investment in the loans.  Further, these charge-offs of specific valuation allowances did not  impact the estimation of the allowance for loan losses as the change in the specific valuation allowances was always a factor in the overall estimation of BankAtlantic’s allowance for loan losses.

The activity in CLRU’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Allowance for Loan Losses:	2012	2011	2012	2011
Balance, beginning of period	$5,183	79,071	82,676	93,816
Charge-offs :
Commercial real estate	(558)	(6,422)	(53,059)	(32,636)
Commercial non-real estate	(1,376)	(7,563)	(15,990)	(8,151)
Small business	(1,619)	-	(1,619)	-
Consumer	(615)	-	(615)	-
Residential	(1,091)	-	(1,091)	-
Total Charge-offs	(5,259)	(13,985)	(72,374)	(40,787)
Recoveries of loans
previously charged-off	4,308	2	6,383	1,413
Net (charge-offs)	(951)	(13,983)	(65,991)	(39,374)
(Recovery from) provision
for loan losses	257	13,745	(1,135)	24,391
Retained loan allowance	2,106	-	2,106	-
Transfer to
assets held for sale	-	-	(11,061)	-
Balance, end of period	$6,595	78,833	6,595	78,833

Certain small business, consumer and residential loans associated with the disposed Capital Services and Community Banking reporting units were retained and the allowance for loan losses reflects the activity of these retained loans for the two months ended September 30, 2012.

Commercial real estate charge-offs during the three months ended September 30, 2012 primarily represent declines in the collateral values of two collateral dependent non-accrual commercial-other loans based on updated property valuations.  The commercial real estate charge-offs during the three months ended September 30, 2011 were primarily related to $3.4 million and $1.6 million of commercial residential loans and commercial other loan charge-offs, respectively.  Management also believes that the significant decline in commercial real estate charge-offs during the 2012 quarter compared to the 2011 quarter reflects the stabilization of commercial property values resulting in lower loss severity impairments associated with updated valuations and a decline in non-performing loans due to the sale of BankAtlantic.

Commercial non-real estate charge-offs during the three months ended September 30, 2012 were associated with the charge-off of an asset-based loan as the liquidation of the borrower’s inventory resulted in net proceeds below the carrying value of the loan. The commercial non-real estate charge-offs during the three months ended September 30, 2011 included a $7.5 million charge-off relating to a factoring joint venture that ceased operations in September 2011.

MD&A (BBX Capital)

Subsequent to the sale of BankAtlantic, management evaluated its retained loan portfolio in relation to its business strategy and operating costs and transferred its entire portfolio of small business loans to loans held for sale.  Upon transfer, the small business loans were charged down by $1.3 million which represent the lower of the fair value of the loan and its carrying value.

Consumer and residential loan charge-offs during the three months ended September 30, 2012 primarily reflect updated property valuations on residential loans more than 120 days past due.

The recoveries for loan losses during the three and nine months ended September 30, 2012 primarily related to commercial loan short sales at amounts higher than the loans’ carrying values and cash settlements with borrowers in connection with obtaining deeds in lieu of foreclosure on commercial loans.

Commercial real estate loan charge-offs during the nine months ended September 30, 2012 included $46.7 million of charge-offs related to  previously established  specific valuation allowances as discussed above.  Excluding these specific valuation allowance charge-offs, commercial real estate charge-offs declined from $32.6 million during the nine months ended September 30, 2011 to $6.3 million for the same 2012 period.   Commercial real estate loan charge-offs during the 2012 nine month period included $4.0 million related to one $16.3 million commercial residential loan transferred to loans held for sale.

Commercial non-real estate charge-offs during the nine months ended September 30, 2012 included $12.5 million of charge-offs related to previously established specific valuation allowances. The remaining $3.5 million of charge-offs during the 2012 period primarily related to two asset backed lending relationships.  The commercial non-real estate loan charge-offs during the nine months ended September 30, 2011 related primarily to one $0.5 million business loan in the real estate brokerage industry and the $7.5 million charge-off mentioned above.

The improvement in the provision for (recovery from) loan losses for the three and nine months ended September 30, 2012 compared to the same 2011 period reflects declining commercial real estate loan balances, recoveries from short sales, lower charge-offs and the stabilizing of real estate values.

Pursuant to the Agreement with BB&T, commercial loans with a recorded investment of $378.2 million as of March 31, 2012 were transferred to assets held for sale as these loans were anticipated to be transferred to BB&T in the Transaction.  The allowance for loan losses as of March 31, 2012 associated with these commercial loans, which were included in the above table for the nine months ended September 30, 2012, was $11.1 million. As of July 31, 2012, the recorded investment of the disposed reporting units’ retained loans was $103 million. The allowance for loan losses associated with these loans of $2.1 million was included in the above table for the three and nine months ended September 30, 2012.

MD&A (BBX Capital)

At the indicated dates, CLRU’s non-performing assets, loans contractually past due 90 days or more and still accruing, troubled debt restructured loans as of September 30, 2012  and as of December 31, 2011 were as follows (in thousands):

	As of
	September 30, 2012	December 31, 2011
NON-PERFORMING ASSETS
Tax certificates	$4,808	3,094
Residential (1)	52,672	85,855
Commercial real estate (2)	133,432	206,038
Commercial non-real estate	6,620	19,172
Small business	2,478	12,016
Consumer	8,533	14,134
Total non-accrual assets (3)	208,543	340,309
REPOSSESSED ASSETS:
Tax certificates	704	800
Residential real estate	5,191	9,592
Commercial real estate	72,424	63,091
Small business real estate	3,339	3,883
Consumer real estate	359	671
Total repossessed assets	82,017	78,037
Total non-performing assets	$290,560	418,346
OTHER ACCRUING IMPAIRED
LOANS
Contractually past due 90 days
or more	$-	80
Troubled debt restructured loans	70,426	116,954
TOTAL OTHER ACCRUING
IMPAIRED LOANS	$70,426	117,034

(1)	Includes $20.0 million and $33.2 million of interest-only residential loans as of September 30, 2012 and December 31, 2011, respectively.
(2)

Excluded from the above table as of September 30, 2012 and December 31, 2011 were $3.6 million and $8.1 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.

(3)	Includes $96.7 million and $124.8 million of troubled debt restructured loans as of September 30, 2012 and December 31, 2011, respectively.

The decline in non-performing assets at September 30, 2012 compared to December 31, 2011 reflects the charge-off of $66.5 million of collateral dependent loans, payoffs and loan short sales.

The decline in commercial real estate non-accrual loans resulted primarily from $46.7 million of loan charge-offs associated with previously established specific valuation allowances, the payoff of $27.4 million of commercial residential loans, and a $16.1 million payoff of commercial other loans partially offset by $41.7 million of commercial loans transferring to nonaccrual.

The decline in commercial non-real estate non-accrual loans reflects $12.5 million of charge-offs associated with previously established specific valuation allowances, including asset based loan charge-offs of $3.2 million.

The decline in residential non-accrual loans related primarily to loan repayments associated with borrower short sales and $6.9 million of charge-offs associated with previously established specific valuation allowance and charge-offs.

MD&A (BBX Capital)

The decline in consumer non-accrual loans reflects $1.1 million of charge-offs associated with previously established specific valuation allowances and charge-offs.

The decline in small business non-accrual loans reflects loan payoffs, charge-offs, and $2.8 million of small business non-accrual loans transferring to BB&T associated with the sale of BankAtlantic.

The higher repossessed assets balances resulted primarily from commercial real estate loan foreclosures partially offset by the sale of residential real estate owned. During the nine months ended September 30, 2012, $31.0 million of loans migrated to real estate owned, $4.9 million of impairments were recognized and $22.5 million of real estate owned properties were sold.  As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets as well as sales of real estate owned to increase.

In response to current market conditions, management generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain loans.  The concessions made to borrowers experiencing financial difficulties have included, among others, the reduction of contractual interest rates and, in some cases, forgiveness of a portion of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments until the maturity date of the loan.  Loans that are not delinquent at the date of modification are generally not placed on non-accrual.  Modified non-accrual loans are generally not returned to an accruing status and the days past due are not reset on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

Troubled debt restructured loans by loan type were as follows (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$85,375	54,459	108,946	96,146
Small business	1,754	4,956	4,024	6,878
Consumer	1,451	9,386	1,071	11,536
Residential	8,151	1,625	10,718	2,394
Total	$96,731	70,426	124,759	116,954

MD&A (BBX Capital)

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 51.0% of our $140.1 million of non-accrual commercial loans as of September 30, 2012.  The following table outlines general information about these seven relationships as of September 30, 2012 (in thousands):

1

	Unpaid
	Principal	Recorded	Date loan	Date Placed	Default	Loan	Date of Last
Relationships	Balance	Investment (3)	Originated	on Nonaccrual	Date (2)	Class	Full Appraisal
Commercial Land Developers
Relationship No. 1	$10,338	6,907	Q1-2005	Q4- 2010	Q2-2012	Land	Q4-2011
Relationship No. 2	30,516	9,392	Q4-2006	Q4-2008	Q4-2008	Land	Q4-2011
Relationship No. 3	17,642	10,686	Q1-1995	Q4-2009	Q4-2009	Land	Q1 -2012
Total	$58,496	26,985
Commercial Non-Residential
Developers
Relationship No. 4	31,050	11,058	Q4-2004	Q4-2008	Q4-2008	Land	Q4-2011
Relationship No. 5	$24,790	12,109	Q2-2008	Q4-2011	Q1-2012	Other	Q2 -2012
Relationship No. 6	18,388	6,218	Q1-2007	Q3-2010	Q2-2012	Other	Q2 -2012
Relationship No. 7	22,343	14,995	Q1-2007	Q4-2010	(1)	Other	Q1-2012
Total	$96,571	44,380
Total of Large Relationships	$155,067	71,365

(1)  The loan is currently not in default; however, management believes that it is not probable that the borrower will comply with the contractual or modified loan repayment terms.

(2)   The default date is defined as the date of the initial missed payment prior to default.

(3)   Recorded investment is the “Unpaid Principal Balance” less charge-offs.

MD&A (BBX Capital)

The following table presents purchased residential loans by year of origination segregated by amortizing and interest only loans at September 30, 2012 (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
2007	$4,911	2,734	79.08%	196.88%	708	560	4,276	43.01%
2006	5,494	3,606	73.82%	136.47%	697	576	4,835	39.54%
2005	6,790	4,066	77.78%	132.65%	702	592	6,790	37.05%
2004	20,309	15,300	75.09%	95.76%	712	582	16,599	36.81%
Prior to 2004	4,534	4,242	72.79%	49.69%	641	575	3,974	36.65%

	Interest Only Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
2007	$9,488	5,352	77.48%	133.36%	739	595	8,909	33.30%
2006	15,833	8,783	77.79%	166.31%	733	607	15,345	29.21%
2005	6,234	3,720	73.69%	114.83%	713	621	5,610	38.01%
2004	2,448	1,984	78.00%	111.23%	724	612	2,449	33.17%
Prior to 2004	1,836	1,437	61.48%	72.33%	675	576	1,836	36.34%

MD&A (BBX Capital)

The following table presents purchased residential loans by geographic area segregated by amortizing and interest-only loans at September 30, 2012 (dollars in thousands):

	Amortizing Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
Arizona	$315	289	73.90%	48.90%	741	554	306	45.11%
California	8,384	6,229	73.87%	99.19%	702	611	6,027	38.00%
Florida	10,348	6,418	78.20%	131.51%	695	551	10,154	36.57%
Nevada	773	318	92.50%	184.68%	696	577	773	35.72%
Other States	22,219	16,693	72.65%	71.34%	686	585	19,214	38.80%

	Interest Only Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
Arizona	$883	317	80.00%	194.11%	767	551	883	38.12%
California	7,712	5,106	74.03%	110.84%	733	624	6,645	33.21%
Florida	7,914	4,298	72.12%	131.51%	725	587	7,914	33.78%
Nevada	1,162	414	78.31%	199.64%	727	597	1,161	36.00%
Other States	18,168	11,140	78.63%	148.52%	726	607	17,545	35.38%

(1)  Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 from automated valuation models.

(2)  Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2011.

(3)  Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

CLRU Non-Interest Income

Non-interest income during the three and nine months ended September 30, 2012 was $133,000 and $203,000, respectively.  The non-interest income during the three months ended September 30, 2012 related primarily to deposit overdraft recoveries received during the two months ended September 30, 2012 associated with BankAtlantic’s customer deposit overdrafts through July 31, 2012.  The non-interest income during the nine months ended September 30, 2012 also included the retention of a $67,000 non-refundable deposit associated with a contract to sell real estate owned property and a $3,000 gain on the sale of a loan.  There were no loan sales during the three months ended September 30, 2012.

Non-interest income during the three and nine months ended September 30, 2011 was $0 and $13,000, respectively. The income consisted of a $10,000 gain on the sale of loans and miscellaneous income from a joint venture that factors receivables. The joint venture ceased operations in September 2011.

MD&A (BBX Capital)

CLRU Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Employee compensation and benefits	$2,457	4,817	(2,360)	10,992	15,604	(4,612)
Occupancy and equipment	613	2,456	(1,843)	4,469	8,191	(3,722)
Advertising and promotion	13	83	(70)	162	227	(65)
Professional fees	488	3,701	(3,213)	3,594	5,344	(1,750)
(Recoveries) on assets held for sale	-	-	-	(1,165)	-	(1,165)
Impairments on loans held for sale	473	156	317	932	761	171
Impairment of real estate owned	839	2,478	(1,639)	3,444	7,716	(4,272)
Other	1,392	1,014	378	6,334	6,908	(574)
Total non-interest expense	$6,275	14,705	(8,430)	28,762	44,751	(15,989)

Accounting rules require that BankAtlantic’s general corporate overhead be included in its entirety in CLRU non-interest expense for the one and seven months ended July 31, 2012 and the three and nine months ended September 30, 2011.  In connection with the Transaction, BBX Capital entered into a transition services agreement with BB&T pursuant to which, among other things, former employees of BankAtlantic would provide specified services to BBX Capital at no cost until the later of such date that they are no longer employed by BB&T and October 2012 and the Company has the right to utilize office space at BBX Capital’s former headquarters at no cost until December 2012.   As a consequence, BBX Capital did not recognize compensation expenses during the two months ended September 30, 2012 for services performed on behalf of BBX Capital by these BB&T employees as the fair value of the costs of these services was not material. Management anticipates that BBX Capital’s cost structure will significantly change during the fourth quarter of 2012 as a result of the reduction in general overhead associated with consummation of the BB&T Transaction partially offset by the termination of services provided under the transition services agreement with BB&T.

The decline in employee compensation and benefits during the three and nine months ended September 30, 2012 compared to the same 2011 periods resulted primarily from reduced compensation expenses associated with the BB&T transition services agreement and secondarily workforce reductions as well as attrition. BankAtlantic had significantly reduced its back-office work force since January 1, 2010.  BankAtlantic also reduced its commercial lending workforce, consisting primarily of lending officers, through normal attrition as commercial loan originations and purchases during 2011 and 2012 were significantly reduced from historical levels.  This reduction in the number of employees resulted in lower health insurance, payroll taxes, and share-based compensation.  The above reduction in compensation expense during the three and nine months ended September 30, 2012 was partially offset by $0.9 million of pre-acquisition stay bonuses paid to key employees of BankAtlantic and $0.4 million of share-based compensation recognized upon the acceleration of restricted stock award vesting associated with the Transaction. The $0.9 million of stay bonuses were reimbursed by BB&T and included in the gain on the sale of BankAtlantic in the Company’s Consolidated Statement of Operations.

Occupancy and equipment for the three and nine months ended September 30, 2012 and 2011 primarily reflects costs associated with the operation of back office facilities including the corporate headquarters.  The lower occupancy and equipment expenses during the 2012 periods compared to the same 2011 periods resulted from the BB&T transition services agreement and lower real estate taxes, utilities, depreciation and repairs and maintenance expenses due primarily to consolidation of back-office facilities.

The decline in professional fees during the three months ended September 30, 2012 compared to the same 2011 period resulted primarily from higher legal fees relating to a commercial loan foreclosure associated with a land lease and a significant decline in regulatory supervisory and audit fees as a consequence of the sale of BankAtlantic.  Impacting professional fees during the nine months ended September 30, 2011 compared to the same 2012 period was  $3.3 million of insurance reimbursements of expenses incurred during prior periods in connection with class action securities litigation compared to no reimbursements during the 2012 nine month period.

MD&A (BBX Capital)

The recoveries on assets held for sale represents a $1.2 million decline in the carrying value of loans transferred to BB&T in the Transaction during the nine months ended September 30, 2012.

Impairments on loans held for sale during the three months ended September 30, 2012 represented lower of cost or fair value adjustments on residential loans held for sale.  In September 2012, the residential loans held for sale were transferred to loans held for investment as these loans were non-performing and it was determined based on the current real estate environment to pursue foreclosures of these loans.

Impairments on loans held for sale for the nine months ended September 30, 2012 represent the lower of cost or fair value adjustments on commercial loans classified as held for sale.  The impairments primarily were the result of updated valuations of the underlying loan collateral.

During the three and nine months ended September 30, 2012, valuation allowances were adjusted based on updated property valuations resulting in impairments as shown on the above table. During the nine months ended September 30, 2011, a real estate owned impairment of $5.2 million was recognized related to one property.

Other non-interest expenses consisted of the following:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Insurance	$461	1,090	(629)	2,748	3,031	(283)
Foreclosed asset activity	540	(1,163)	1,703	1,093	(158)	1,251
Executive services	198	630	(432)	1,265	1,826	(561)
Other	193	457	(264)	1,228	2,209	(981)
Total non-interest expense	$1,392	1,014	378	6,334	6,908	(574)

The increase in foreclosed asset activity during the three and nine months ended September 30, 2012 compared to the same 2011 periods resulted primarily from the sale of a commercial property during the three months ended September 30, 2011 for a $1.6 million gain.  During the nine months ended September 30, 2012 compared to the same 2011 period, the gain on the sale of the commercial property was partially offset by higher rental income from foreclosures of income producing properties.

The lower executive services expenses primarily resulted from the termination of the shared services agreements with BFC upon consummation of the Transaction.

The reduced other expenses during the three and nine months periods of 2012 compared to the same 2011 periods resulted from declines in operating expenses associated with the sale of BankAtlantic.  Core deposit intangible assets were fully amortized as of March 31, 2012 reducing other expenses by $0.3 million and $0.9 million during the three and nine months ended September 30, 2012 compared to the 2011 periods.

MD&A (BBX Capital)

Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Net interest income (expense):
Interest income on loans	$41	46	(5)	262	146	116
Interest and dividend income
on taxable securities	5	1	4	5	44	(39)
Interest expense on junior
subordinated debentures	(1,348)	(3,899)	2,551	(9,641)	(11,537)	1,896
Net interest expense	(1,302)	(3,852)	2,550	(9,374)	(11,347)	1,973
(Recovery from) provision for
loan losses	-	147	(147)	(6)	641	(647)
Net interest expense after
provision for loan losses	(1,302)	(3,999)	2,697	(9,368)	(11,988)	2,620
Non-interest income:
Income from unconsolidated trusts	42	482	(440)	282	1,295	(1,013)
Securities activities, net	22	-	22	22	(1,500)	1,522
Other income	89	327	(238)	714	853	(139)
Non-interest income	153	809	(656)	1,018	648	370
Non-interest expense:
Employee compensation and benefits	4,212	505	3,707	5,205	1,544	3,661
Professional fees	1,355	(826)	2,181	7,685	317	7,368
Advertising and promotion	79	76	3	213	190	23
Other	806	776	30	2,049	4,412	(2,363)
Non-interest expense	6,452	531	5,921	15,152	6,463	8,689
Parent Company loss	$(7,601)	(3,721)	(3,880)	(23,502)	(17,803)	(5,699)

The Parent Company interest income on loans during the three and nine months ended September 30, 2012 and 2011 represents interest income on two performing loans.  During the nine months ended September 30, 2012, the Parent Company recognized $134,000 of additional interest income on one of the performing loans as a result of the receipt of previously deferred monthly payments.

Interest expense for the three and nine months ended September 30, 2012 and 2011 represents interest expense recognized on the Parent Company’s junior subordinated debentures.  BB&T assumed the Parent Company’s junior subordinated debenture obligation upon the consummation of the Transaction as of July 31, 2012 and as a result the Parent Company did not recognize interest expense subsequent to July 31, 2012.

Income from unconsolidated trusts during the three and nine months ended September 30, 2012 and 2011 represents equity earnings from trusts formed to issue trust preferred securities.  BBX Capital’s interests in these trusts were transferred to BB&T as of July 31, 2012 in connection with its assumption of BBX Capital’s junior subordinated debentures.

MD&A (BBX Capital)

Securities activities, net during the three and nine months ended September 30, 2012 represents the sale of equity securities for a gain as shown on the above table.

Securities activities, net during the nine months ended September 30, 2011 represents the Parent Company’s recognition of a $1.5 million other than temporary impairment on an equity security.

Included in other non-interest income during each of the three and nine months ended September 30, 2012 was $0.1 million and $0.7 million of  income from BankAtlantic for executive management services compared to $0.3 million and $0.9 million during the same 2011 periods, respectively. These fees were eliminated in the Company’s consolidated financial statements.

The increase in compensation expense during the three and nine months ended September 30, 2012 compared to the same 2011 period primarily resulted from the accrual of $3.6 million of executive management bonuses in September 2012.

The increase in professional fees during the three and nine months ended September 30, 2012 compared to the same 2011 periods primarily represents litigation costs associated with the TruPS related litigation in Delaware which arose in connection with the Transaction and includes reimbursements to trustees for their legal fees and related expenses in that litigation. Additionally, included in professional fees during the three and nine months ended September 30, 2011 was a $0.9 million gain from a loan participation settlement.

The decrease in other non-interest expense during the nine months ended September 30, 2012 compared to the same 2011 period related primarily to lower impairments.  Impairments on real estate owned and loans held for sale declined from $3.5 million during the 2011 nine month period to $1.1 million during the same 2012 period.

MD&A (BBX Capital)

.

Credit Quality

The composition of the Parent Company’s loans and real estate owned at the indicated dates was as follows (in thousands):

	September 30,	December 31,
	2012	2011
Nonaccrual loans:
Commercial non-real estate:	$-	948
Commercial real estate:
Residential	3,132	3,703
Land	424	3,432
Total non-accrual loans	3,556	8,083
Allowance for loan losses	-	(784)
Non-accrual loans, net	3,556	7,299
Performing other commercial loans	2,386	2,432
Loans receivable, net	$5,942	9,731
Real estate owned	$10,246	9,137

During the nine months ended September 30, 2012, the Parent Company charged off a $0.9 million commercial non-real estate loan and foreclosed on $3.4 million of land loans.  The Parent Company had established a $0.8 million specific valuation allowance during prior periods on the charged off commercial non-real estate loan.

During the nine months ended September 30, 2012, the Parent Company sold $3.5 million of real estate owned for a $0.4 million gain and invested an additional $1.8 million in a real estate owned property by purchasing a participant’s interest in the property.

The following table outlines general information about the Parent Company’s non-accrual loans as of September 30, 2012 (in thousands):

	Unpaid
	Principal	Recorded	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Investment	Reserves	Originated	on Nonaccrual	Date (2)	Type (3)	Full Appraisal
Residential Land Developers
Borrower No. 1 (1)	$20,005	3,132	-	Q1-2005	Q4-2007	Q1-2008	Residential	Q3-2011
Borrower No. 2	3,060	424	-	Q2-2006	Q4-2008	Q1-2008	Residential	Q2-2011
Total Residential Land Developers	$23,065	3,556	-

(1) During 2008, 2009 and 2010, the Parent Company recognized partial charge-offs on relationship No. 1 aggregating $16.4 million.

(2) The default date is defined as the date of the initial missed payment prior to default.

(3) Acquisition and development (“A&D”).

MD&A (BBX Capital)

The loans that comprise the above relationships are all collateral dependent. As such, the Parent Company measures these loans based on the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisals and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal dates.  However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure.

Changes in the Parent Company’s allowance for loan losses were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$-	-	784	830
Loans charged-off	-	-	(948)	(1,305)
Recoveries of loans previously charged-off	-	20	170	-
Net (charge-offs)	-	20	(778)	(1,305)
(Recovery from) provision for loan losses	-	147	(6)	642
Balance, end of period	$-	167	-	167

The provision for loan losses during the nine months ended September 30, 2012 reflects the charge-off of a $0.9 million commercial non-real estate loan and the related charge-off of the specific valuation allowances established on this non-real estate loan during prior periods.  The $0.2 million recovery relates to the foreclosure of a commercial land loan for which the fair value of the collateral less cost to sell exceeded the recorded investment in the loan.

The $1.3 million of charge-offs during the nine months ended September 30, 2011 were comprised of a $1.2 million charge-off of a commercial land loan for which the Company had maintained a $0.8 million specific valuation allowance and a $0.1 million charge-off of a commercial residential loan.

Liquidity and Capital Resources

BBX Capital

On July 31, 2012, BBX Capital completed its previously announced sale of BankAtlantic to BB&T. Under the terms of the Agreement, immediately prior to the sale of BankAtlantic to BB&T, BankAtlantic distributed to BBX Capital the membership interests of FAR and CAM.

CAM’s assets consisted of $82 million of cash and non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM had approximately $1.7 million of liabilities related to these assets as of July 31, 2012.

FAR’s assets consisted of $50 million of cash and performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012.  FAR had approximately $14.2 million of liabilities related to these assets as of July 31, 2012.  At the closing of the Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding TruPS obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company of FAR which was entered into by BBX Capital and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further

MD&A (BBX Capital)

assure BB&T’s recovery of the $285 million preference amount within seven years.  As a consequence, until BB&T’s preferred interest in FAR is recovered, the cash generated from the activities of FAR will be utilized to pay expenses, fund the priority return and repay the preferred membership interest.

BBX Capital also received from BB&T a cash payment of $6.4 million at the closing of the Transaction in connection with the sale of the stock of BankAtlantic.  As a result of the Transaction BBX Capital’s stockholders’ equity increased by $308.8 million representing a $290.6 million gain on the sale of BankAtlantic and an $18.2 million reduction in accumulated other comprehensive income.

CAM distributed the $82 million of cash transferred to it at the closing of the Transaction to BBX Capital and BBX Capital utilized $51.3 million of the cash to reimburse BB&T for all accrued and unpaid interest on the TruPS through the closing of the Transaction, and $7.3 million of the cash to fund transaction costs and payments of certain legal fees and expenses with respect to the now resolved litigation relating to the Transaction brought by certain holders of the TruPS.  The remaining cash of approximately $29 million was available for general corporate purposes.

The net cash flows received by BBX Capital from CAM and the cash proceeds from the Transaction are summarized below (in thousands):

Cash received from Transaction:
Cash held in CAM	$81,210
Transaction cash consideration	6,433
Total cash received	87,643
Cash outflows from Transaction:
TruPS accrued and unpaid interest	(51,314)
Legal fees - TruPS litigation	(2,349)
Transaction costs	(5,000)
Total cash outflows	(58,663)
Net cash received from Transaction
by BBX Capital	$28,980

BBX Capital’s principal source of liquidity was its cash holdings,  funds obtained from its wholly-owned work-out subsidiary, and the net cash proceeds received in connection with the Transaction, and $4 million of distributions received from FAR.  While FAR is consolidated in BBX Capital’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay operating expenses and to pay BB&T’s 95% preferred membership interest, and the related priority return. The balance of BB&T’s preferred membership interest in FAR was approximately $209 million at September 30, 2012.

BBX Capital’s cash at banks excluding FAR’s cash was $33.8 million and BBX Capital had $10.3 million of current liabilities as of September 30, 2012.   BBX Capital expects to obtain funds in subsequent periods from the cash flows on loans and real estate and other assets in CAM and BBX Capital’s existing asset workout subsidiary, each of which is wholly-owned by BBX Capital, and distributions from its 5% preferred interest in the net cash flows from FAR.  BBX Capital also may obtain funds through the issuance of equity and debt securities. BBX Capital anticipates utilizing these funds for general corporate purposes including employee compensation and benefits, servicing costs and real estate owned operating expenses in the near term and anticipates involvement in investments in real estate and other business opportunities as well as specialty finance activities over time as assets are monetized.

MD&A (BBX Capital)

The Company’s Contractual Obligations and Off Balance Arrangements as of September 30, 2012 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$208,986	-	-	42,736	166,250
Operating lease obligation	2,183	165	863	916	239
Other obligations	540	155	375	10	-
Total contractual cash obligations	$211,709	320	1,238	43,662	166,489

FAR is required to make quarterly distributions of excess cash obtained from loan payments on the liquidation of assets to pay down its preferred membership interests (which are held 95% by BB&T and 5% by the Company) and the related priority return.  However, if the preference amount represented by BB&T’s interest exceeds $175 million on July 31, 2015, certain assets must be liquidated within 180 days in order to reduce the preference amount to $175 million Additionally, if the preference amount is not reduced to $100 million by July 31, 2017, certain assets must be liquidated within 180 days in order to reduce the preference amount to $100 million.    If BB&T’s preferred interest in FAR is not fully repaid on July 31, 2019, the remaining assets must be liquidated within 180 days.   BBX Capital entered into an incremental $35 million guarantee in BB&T's favor to further assure BB&T's recovery of its preference amount within seven years.

Operating lease obligations represent minimum future lease payments in which BBX Capital is a lessee for office space.

Other obligations are primarily legally binding agreements with loan servicers that represent fixed payments for a time period greater than one year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Subsequent to the Transaction, BBX Capital’s market risk primarily consists of interest rate risk on its accruing loans. As a result, BBX Capital’s earnings are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board.  BBX Capital has estimated the changes in its interest income based on changes in interest rates.  Presented below is an analysis of BBX Capital’s estimated net interest income over a twelve month period calculated utilizing BBX Capital’s model (dollars in thousands):

As of September 30, 2012
Basis Point	Net
Change	Interest
in Rate	Income
200	$9,691
100	8,972
-	8,253
(100)	7,533
(200)	6,814

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the following changes resulting from the consummation of the Transaction.  After consummation of the Transaction, our internal control over financial reporting pertaining to the financial statements and activities of BBX Capital no longer includes the review of transactions, receipts and disbursements associated with BankAtlantic’s deposit operations and investment business unit.

PART II ‑ OTHER INFORMATION

Item 1.              Legal Proceedings

There have been no material changes in our legal proceedings from those previously disclosed in the “Legal Proceedings” sections of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 1A.              Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” sections of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 5.                        Other Information

On November 12, 2012, the Company, upon the approval of the Compensation Committee of its Board of Directors after consultation with a third party compensation consultant, entered into employment agreements with certain of its executive officers, including Alan B. Levan, Chairman and Chief Executive Officer, John E. Abdo, Vice Chairman, Seth M. Wise, Executive Vice President, Jarett S. Levan, Executive Vice President, and John K. Grelle, Chief Financial Officer (collectively, the “Executive Officers”).

Under the terms of their respective employment agreements, each of the Executive Officers will receive an annual base salary and be entitled to receive bonus payments under bonus plans established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. The following table sets forth information regarding the base salary and bonuses paid or payable to the Executive Officers under their respective employment agreements.

Executive Officer	Base Salary(1)	Bonus(2)	Bonus Opportunity(3)
Alan B. Levan	$ 750,000	$ 700,000	200%
John E. Abdo	$ 750,000	$ 700,000	200%
Seth M. Wise	$ 375,000	$ 125,000	80%
Jarett S. Levan	$ 375,000	$ 50,000	80%
John K. Grelle	$ 200,000	$ 150,000	60%

(1)

Represents base salaries for the year ending December 31, 2012. The Compensation Committee will review and have the discretion to increase each Executive Officer’s base salary on an annual basis. The base salaries may not be decreased without the applicable Executive Officer’s written consent.

(2)

Represents discretionary cash bonuses paid to the Executive Officer upon execution of his employment agreement based on a subjective evaluation of his overall performance in areas outside those that can be objectively measured from financial results.

(3)

Represents the Executive Officer’s bonus opportunity, stated as a percentage of his then-current base salary, for each calendar year during the term of the agreement commencing with the year ending December 31, 2012 (hereinafter referred to as the “Annual Bonus”).  Any Annual Bonuses payable for the year ending December 31, 2012 would be in addition to the amounts set forth in the “Bonus” column.

In addition, pursuant to the terms of their respective employment agreements, the Company granted 1,852,097 restricted shares to each of Mr. Alan Levan and Mr. Abdo, and 926,049 restricted shares to each of Mr. Wise and Mr. Jarett Levan, in each case under the Company’s 2005 Stock Incentive Plan and, to the extent applicable, subject to approval by the Company’s shareholders of an amendment of the plan to increase the number of shares available for grant thereunder.  The restricted stock awards are in shares of the Company’s Class A Common Stock and are scheduled to vest in four equal annual installments beginning on November 12, 2013, subject to the applicable Executive Officer’s continued employment with the Company and certain other terms and conditions of the awards.

The employment agreements also provide that the Compensation Committee will work with the compensation consultant and the Company’s executive management team to develop a “carried interest” compensation plan in which the Executive Officers will be entitled to participate.

Each employment agreement (other than the employment agreement with Mr. Grelle) has an initial term of three years and provides for annual renewal terms unless either the applicable Executive Officer or the Company elects for the agreement to expire at the end of the then-current term or the agreement is earlier terminated as set forth below.  Mr. Grelle’s employment agreement is for a term expiring on March 15, 2015.

Each employment agreement may be terminated by the Company for “Cause” or “Without Cause” or by the Executive Officer for “Good Reason” (as such terms are defined in the employment agreement).  If an employment agreement is terminated with the Company for “Cause,” the applicable Executive Officer will be entitled to receive his base salary through the date of termination.  If an employment agreement is terminated by the Company “Without Cause” or by the Executive Officer for “Good Reason,” the applicable executive officer will be entitled to receive (i) his base salary through the date of termination (or through March 31, 2015, in the case of Mr. Grelle), (ii) the prorated portion of the Executive Officer’s Annual Bonus (based on the average Annual Bonus paid to him during the prior two fiscal years) through the date of termination and (iii) with respect to Mr. Alan Levan, Mr. Abdo, Mr. Wise, and Mr. Jarett Levan, a severance payment as follows.  Each of Mr. Alan Levan and Mr. Abdo will be entitled to receive a severance payment in an amount equal to 2 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination (or 2.99 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control” (as defined in the employment agreement). Each of Mr. Wise and Mr. Jarett Levan will be entitled to receive a severance payment in an amount equal to 1.5 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination (or 2 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control”).  In addition, if an Executive Officer’s employment agreement is terminated by the Company “Without Cause” or by the Executive Officer for “Good Reason,” all incentive stock options and restricted stock awards previously granted to the Executive Officer by the Company but not yet vested will immediately accelerate and fully vest as of the termination date, and the Company will be required to provide the Executive Officer with continued benefits, including, without limitation, health and life insurance, for the following periods: (i) two years following the year in which the termination occurs (or three years following the year in which the termination occurs, if such termination occurred within two years after a Change in Control), in the case of each of Mr. Alan Levan and Mr. Abdo, (ii) eighteen months following the year in which the termination occurs (or two years following the year in which the termination occurs, if such termination occurred within two years after a Change in Control), in the case of each of Mr. Wise and Mr. Jarett Levan, and (iii) through March 31, 2015, in the case of Mr. Grelle.  Each employment agreement will also be terminated upon the Executive Officer’s death, in which case the applicable Executive Officer’s estate will be entitled to receive his base salary through the date of his death and the prorated portion of the Executive Officer’s Annual Bonus (based on the average Annual Bonus paid to him during the prior two fiscal years) through the date of his death.

Each Executive Officer also agreed in his respective employment agreement to enter into a non-disclosure, non-competition, confidentiality and non-solicitation of customers agreement with the Company on terms acceptable to both the Executive Officer and the Company. Entry into such agreement is a condition to the Company’s obligation to make and provide the post-termination payments and benefits described in the preceding paragraph.

The foregoing description of the employment agreements is only a summary and is qualified in its entirety by reference to the full text of the agreements, which are filed as Exhibits 10.1 through 10.5 to this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

On November 14, 2012, the Company appointed John K. Grelle to replace Maria R. Scheker as the Company’s Chief Accounting Officer, effective immediately.  As described above and in further detail below, Mr. Grelle is the Chief Financial Officer of the Company, as well as Executive Vice President and Chief Risk Officer.

Mr. Grelle, age 68, joined the Company as acting Chief Financial Officer on January 11, 2008 and was appointed Executive Vice President and Chief Financial Officer on May 20, 2008 and Chief Risk Officer on September 16, 2011.  Since August 2012, Mr. Grelle has also served as Executive Vice President and Chief Financial Officer of BBX Capital.  As previously described, the Company currently owns shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing in the aggregate approximately 75% of the total voting power of BBX Capital’s common stock, and BBX Capital’s financial condition and operating results are consolidated in the Company’s financial statements.  In addition, Mr. Grelle served as Executive Vice President, Chief Financial Officer and principal accounting officer of Woodbridge Holdings Corporation from May 2008 until September 2009 when it merged with and into a wholly owned subsidiary of the Company. Prior to joining the Company, Mr. Grelle served as a Partner of Tatum, LLC, an executive services firm. From 2003 through October 2007, when Mr. Grelle joined Tatum, LLC, Mr. Grelle was the founder and principal of a business formation and strategic development consulting firm. Mr. Grelle has also been employed in various other executive and financial positions throughout his career.

It is expected that Ms. Scheker will remain with the Company in a non-executive capacity.

Item 6.              Exhibits

                                    Exhibit 10.1*                    Employment Agreement dated as of November 12, 2012, by and between BFC Financial Corporation and Alan B. Levan

                                    Exhibit 10.2*                    Employment Agreement dated as of November 12, 2012, by and between BFC Financial Corporation and John E. Abdo

                                    Exhibit 10.3*                    Employment Agreement dated as of November 12, 2012, by and between BFC Financial Corporation and Seth Wise

                                    Exhibit 10.4*                    Employment Agreement dated as of November 12, 2012, by and between BFC Financial Corporation and John K. Grelle

                                    Exhibit 10.5*                     Employment Agreement dated as of November 12, 2012, by and between BFC Financial Corporation and Jarett S. Levan

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

            101.INS***            XBRL Instance Document

101.SCH***XBRL Taxonomy Extension Schema Document

101.CAL***XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***XBRL Taxonomy Extension Labels Linkbase Document

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

BFC FINANCIAL CORPORATION

Date:November 14, 2012By:/s/ Alan B. Levan

Alan B. Levan, Chief Executive Officer

Date:November 14, 2012By:/s/ John K. Grelle

John K. Grelle, Chief Financial Officer

Exhibit 31.1

I, Alan B. Levan, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of BFC Financial Corporation;

2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:    November 14, 2012

By: /s/Alan B. Levan

 Alan B. Levan

 Chief Executive Officer

Exhibit 31.2

I, John K. Grelle, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of BFC Financial Corporation;

2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:    November 14, 2012

By: /s/John K. Grelle

John K. Grelle

Chief Financial Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of BFC Financial Corporation (the “Company”) for the quarter ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alan B. Levan, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Alan B. Levan

Name:Alan B. Levan

Title:Chief Executive Officer

Date:November 14, 2012

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of BFC Financial Corporation (the “Company”) for the quarter ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John K. Grelle, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John K. Grelle

Name:John K. Grelle

Title:Chief Financial Officer

Date:November 14, 2012