Form 10-K
period 2012-12-31
BFC FINANCIAL CORP
filed 2013-04-01
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number

001-09071

BFC Financial Corporation

(Exact name of registrant as specified in its charter)

Florida	59‑2022148
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

401 East Las Olas Boulevard, Suite 800
Fort Lauderdale, Florida	33301
(Address of principal executive office)	(Zip Code)

(954) 940-4900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.01 par Value

Class B Common Stock, $.01 par Value Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            YES [  ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [  ]  NO [X]

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

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [  ]Accelerated filer [ ]Non-accelerated filer [ ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            YES [  ]  NO [X]

On June 30, 2012, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $37.6 million computed by reference to the closing price of the registrant’s Class A Common Stock on such date. The registrant does not have any non-voting common equity.

The number of outstanding shares of each of the registrant's classes of common stock, as of March 26, 2013 was as follows:

Class A Common Stock, $.01 par value: 75,911,649 shares outstanding

Class B Common Stock, $.01 par value:  7,293,702 shares outstanding

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

BFC Financial Corporation

Annual Report on Form 10-K for the Year Ended December 31, 2012

PART I

ITEM 1. BUSINESS

This document contains forward-looking statements based largely on current expectations of BFC Financial Corporation (“BFC” and, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report.  The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made.  This document also contains information regarding the past performance of investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which our subsidiaries operate, including the real estate, resort development and vacation ownership industries in which Bluegreen Corporation (“Bluegreen”) operates, and the investment and asset management activities of BBX Capital Corporation (“BBX Capital”), while other factors apply more specifically to BFC, including, but not limited to, the following:

•	BFC has negative cash flow and limited sources of cash which may present risks to its ongoing operations;
•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits;

•	the risks and uncertainties affecting BFC and its subsidiaries, and their respective operations, markets, products and services;
•

the risk that creditors of the Company’s subsidiaries or other third parties may seek to recover from the subsidiaries’ respective parent companies, including BFC, distributions or dividends made by such subsidiaries or other amounts owed by such subsidiaries to such creditors or third parties;

•

BFC’s shareholders’ interests may be diluted if additional shares of BFC’s common stock are issued, and   BFC’s investments in its subsidiaries may be diluted if such subsidiaries issue  additional shares of stock to the public or persons other than BFC;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of BFC and its subsidiaries;
•

the impact of the economy on BFC, the price and liquidity of its common stock and its ability to obtain additional capital, including the risk that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations, it may not be possible to issue any such securities on favorable terms, if at all;

•	the performance of entities in which BFC has made investments may not be profitable or their results as anticipated;
•

BFC is dependent upon dividends from its subsidiaries to fund its operations and its subsidiaries may not be in a position to pay dividends, may have limitations with respect to dividend payments and any payment of dividends is subject to declaration by the applicable company’s board of directors or managers, which in the case of BBX Capital and currently, Bluegreen, is comprised of a majority of independent directors under the listing standards of the New York Stock Exchange (“NYSE”);

•	risks related to BFC’s ability to pay dividends to holders of its preferred stock, which will depend on BFC’s financial condition;
•

risks relating to BFC’s currently proposed merger with Bluegreen, including that the merger may not be consummated on the contemplated terms, or at all, and, if consummated,  the merger may not result in the realization of the expected benefits, as well as the significant costs incurred or to be incurred related to the merger, including with respect to the pending litigation described herein, and uncertainties regarding the amount of cash that will be required to be paid to stockholders of Bluegreen who exercise appraisal rights if the merger is consummated;

•

the uncertainty regarding the amount of cash that will be required to be paid to former shareholders of Woodbridge Holdings Corporation (“WHC”) who exercised appraisal rights in connection with the 2009 merger between BFC and WHC , including the legal and other professional fees and other costs and expenses of such proceedings;

•

the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on our financial condition and operating results;

•

risks related to litigation and other legal proceedings involving BFC and its subsidiaries, including (i) the legal and other professional fees and other costs and expenses of such proceedings, as well as the impact of any finding of liability or damages on our financial condition and operating results and (ii) with respect to litigation brought by the Securities and Exchange Commission (the “SEC”) against BBX Capital and its Chairman, who also serves as our Chairman, reputational risks and risks relating to the loss of our Chairman’s services; and

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

•	Adverse outcomes in legal or other regulatory procedures, including claims for development-related defects, could adversely affect Bluegreen’s financial condition and operating results;
•

Bluegreen may be adversely affected by federal, state and local laws and regulations and changes in applicable laws and regulations, including the imposition of additional taxes on operations. In addition, results of audits of Bluegreen’s tax returns or those of its subsidiaries may have a material and adverse impact on its financial condition;

•	Bluegreen has outstanding indebtedness which may negatively impact its available cash and its flexibility in the event of an economic downturn;
•	environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s business;
•	the ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital;
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

With respect to BBX Capital, the risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BBX Capital and its markets, products and services, decreases in real estate values, and increased unemployment or sustained high unemployment rates on its business generally, the ability of BBX Capital’s borrowers to service their obligations and the value of collateral securing outstanding loans;

•

BBX Capital’s loans, credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on its assets and the credit quality of its loans (including those held in the asset workout subsidiary of BBX Capital);

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in the allowance for loan losses;
•	the impact of and expenses associated with litigation, including but not limited to, litigation brought by the SEC;
•

risks relating to BBX Capital’s future operations including, but not limited to, that BBX Capital’s future business plans, including its investments and joint ventures, may not be realized as anticipated, if at all; that BBX Capital’s Class A Common Stock may not meet the requirements for continued listing on the NYSE; and that the assets retained by BBX Capital directly or through subsidiaries in connection with BBX Capital’s sale of BankAtlantic during July 2012 may not be monetized at the values currently ascribed to them;  and

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

The Company

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include direct or indirect controlling interests in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and Bluegreen Corporation and its subsidiaries (“Bluegreen”). BFC also holds interests in other investments and subsidiaries as described herein and previously held a significant investment in Benihana Inc. (“Benihana”) until the acquisition of Benihana by Safflower Holdings Corp. (“Safflower”) during August 2012.  The Company currently reports the results of its continuing operations through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and Florida Asset Resolution Group.

GAAP requires that BFC consolidate the financial results of the entities in which it has a controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Bluegreen and Woodbridge Holdings, LLC, (“Woodbridge”), are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2012, BFC had an approximately 53% economic ownership interest in BBX Capital and, through Woodbridge, an approximately 54% economic ownership interest in Bluegreen.  BFC’s economic ownership interest in BBX Capital and Bluegreen set forth above and elsewhere herein is calculated in accordance with the requirements of GAAP and, therefore, excludes unvested restricted shares issued by the applicable company to such company’s officers and directors.

As of December 31, 2012, we had total consolidated assets of approximately $1.5 billion and shareholders’ equity attributable to BFC of approximately $299.0 million.  Net income attributable to BFC for the year ended December 31, 2012 was approximately $166.0 million, including a gain on sale of BankAtlantic of approximately $293 million.  Net loss attributable to BFC was approximately $11.3 million and $103.8 million for the years ended December 31, 2011 and 2010, respectively.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. However, in the short-term, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole. In addition to our currently proposed transaction with Bluegreen, which is described in detail under “Recent Events” below, we expect to consider other opportunities that could alter our ownership in our affiliates.  We may also seek to make opportunistic investments outside of our existing portfolio.  However, we do not currently have pre-determined parameters as to the industry or structure of any future investment. In furtherance of our goals, we will continue to evaluate various financing transactions, including raising additional debt or equity as well as other alternative sources of new capital. For additional information regarding the strategic activities taken by BFC during the past three years and other events which have had a material impact on our operating results and financial condition, see “Recent Events” below and “Part II-Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Recent Events

Proposed Bluegreen Merger

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen (the “2011 merger agreement”).  Pursuant to the terms of the 2011 merger agreement and subject to the conditions set forth therein, if the merger contemplated by the 2011 merger agreement (the “2011 merger”) had been consummated, Bluegreen would have become a wholly-owned subsidiary of BFC, and Bluegreen’s shareholders (other than BFC) would have been entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger.  Consummation of the 2011 merger was subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. Due to the inability to satisfy all required closing conditions, specifically the listing of BFC’s Class A Common Stock on a national securities exchange, effective November 14, 2012, the parties agreed to terminate the 2011 merger agreement and entered into the 2012 merger agreement described below.

On November 14, 2012, BFC and Woodbridge entered into a new definitive merger agreement with Bluegreen (the “2012 merger agreement”) providing for the acquisition of Bluegreen by Woodbridge in a cash merger (the “2012 merger”) pursuant to which Bluegreen’s shareholders (other than BFC, directly or indirectly through Woodbridge, and shareholders of Bluegreen who duly exercise appraisal rights in accordance with Massachusetts law) will receive consideration of $10.00 in cash for each share of Bluegreen’s common stock that they hold at the effective time of the merger.  Consummation of the 2012 merger is subject to, among other things, the parties obtaining the financing necessary to consummate the transaction.  The aggregate merger consideration is expected to be approximately $150 million.  If the 2012 merger is consummated, Bluegreen will become a wholly owned subsidiary of Woodbridge, and Bluegreen’s common stock will no longer be listed for trading on the NYSE or registered under the Exchange Act.

In connection with the financing of the 2012 merger, BFC and BBX Capital entered into a letter agreement relating to a proposed investment by BBX Capital of $71.75 million in Woodbridge. It is contemplated that the proposed investment, which is subject to the execution of definitive agreements by BBX Capital and BFC, would be made by BBX Capital at the effective time of the merger in exchange for a 46% equity interest in Woodbridge. BFC would continue to hold the remaining 54% of Woodbridge’s equity interests. It is anticipated that BBX Capital’s investment in Woodbridge will consist of approximately $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of approximately $11.75 million. The cash proceeds from the investment are expected to be utilized to pay a portion of the aggregate merger consideration. It is also contemplated that, in connection with the investment, Woodbridge’s operating agreement will be amended to set forth BFC’s and BBX Capital’s respective rights as members of Woodbridge following the investment and provide, among other things, for unanimity on certain specified “major decisions.”

On March 26, 2013, Bluegreen issued $75 million of senior secured notes in a private transaction, the proceeds of which will be used to fund a portion of the merger consideration. See the “Bluegreen Resorts Liquidity” section below for further information regarding this financing transaction.  It is also expected that Bluegreen will use approximately $15 million of its unrestricted cash to fund a portion of the merger consideration. To the extent that Bluegreen uses its resources to fund a portion of the merger consideration, BFC anticipates that its shareholders’ equity will be reduced accordingly.  There is no assurance that the 2012 merger will be consummated on the contemplated terms, or at all.

Following the announcement of the 2011 merger agreement, seven purported class action lawsuits were filed seeking to enjoin the 2011 merger or, if it was completed, to recover relief as determined by the applicable presiding court. Four of these lawsuits were filed in Florida and have been consolidated into a single action. The other three lawsuits, which were filed in Massachusetts, have also been consolidated into a single action, which has been stayed in favor of the consolidated action in Florida. Following the announcement of the termination of the 2011 merger agreement and entry into the 2012 merger agreement, the plaintiffs in the Florida action filed a supplemental complaint alleging that the consideration to be received by Bluegreen’s shareholders pursuant to the 2012 merger agreement remains inadequate and continues to be unfair to Bluegreen’s minority shareholders. See “Item 3 – Legal Proceedings” for additional information regarding this litigation.

Sale of Bluegreen Communities

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its residential communities business, Bluegreen Communities, to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), of its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement. Southstar sold one of such parcels during 2012 and paid to Bluegreen the proceeds of the sale to which Bluegreen was entitled, which was insignificant. Assets excluded from the sale included primarily Bluegreen’s Communities notes receivable portfolio. Bluegreen Communities was previously reported as a separate segment in our Real Estate and Other business activities and has been classified as a discontinued operation in all periods presented in the accompanying consolidated financial statements. See Note 5 contained in Item 8 of this report for additional information.

Sale of BankAtlantic

On July 31, 2012, BBX completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic, the former wholly owned banking subsidiary of BBX Capital (the stock sale and related transactions are referred to in this report as the “BankAtlantic Sale” or the “BB&T Transaction”).  The BankAtlantic Sale was consummated pursuant to the terms of a definitive agreement, dated November 1, 2011, between BBX Capital and BB&T, as amended on March 13, 2012 (the “Agreement”). The March 13, 2012 amendment amended the previously contemplated terms of the transaction to, among other things, provide for the assumption by BB&T of BBX Capital’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations.

Pursuant to the terms of the Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtlantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding TruPS obligations, as described in further detail below. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by BBX Capital and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further support BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of December 31, 2012 was reduced through cash distributions to $197 million. FAR is considered a variable interest entity (“VIE”) and in accordance with the applicable accounting guidance for VIEs, BBX Capital, as the primary beneficiary, is required to consolidate the financial statements of FAR.  As previously described, BFC consolidates BBX Capital into BFC’s financial statements.

Prior to the closing of the BankAtlantic Sale, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate owned and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $82 million in cash to CAM.  Prior to the closing of the BankAtlantic Sale, BankAtlantic distributed all of the membership interests in CAM to BBX Capital.  CAM remains a wholly-owned subsidiary of BBX Capital.

BB&T made a cash payment in connection with the closing of the BankAtlantic Sale of approximately $6.4 million to BBX Capital which was based on a deposit premium of $315.9 million and the net asset value of BankAtlantic as of June 30, 2012. The deposit premium and BankAtlantic’s net asset value were calculated pursuant to the terms of the Agreement, including, with respect to the net asset value of BankAtlantic, after giving effect to the asset contributions and membership interest distributions by BankAtlantic described above.

At the closing of the BB&T Transaction, BB&T assumed the obligations with respect to BBX Capital’s outstanding TruPS, and BBX Capital paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPS through closing.  BBX Capital also paid approximately $2.3 million for certain legal fees and expenses with respect to the subsequently resolved TruPS-related litigation which was brought against BBX Capital by holders of the TruPS and certain trustees.  BBX Capital funded the TruPS accrued interest and the TruPS related legal fees and expenses with proceeds received in the BB&T Transaction.

Since the closing of the BankAtlantic Sale, BBX Capital’s activities have been focused on managing the assets in CAM and the commercial nonaccrual loans that it services for FAR as well as overseeing the third party servicers that manage the assets for FAR.  BBX Capital, at its  parent company level (sometimes hereinafter referred to as “BBX Capital Parent Company”), also continues to manage the assets held by BBX Partners, its wholly owned asset workout subsidiary established in 2008 (formerly BankAtlantic Bancorp Partners, Inc.) which consisted of approximately $14 million of loans and real estate owned as of December 31, 2012. In addition, as previously described, it is currently contemplated that BBX Capital will invest $71.75 million in Woodbridge in connection with the financing of the 2012 merger with Bluegreen in exchange for a 46% equity interest in Woodbridge, which will be the parent company of Bluegreen if the 2012 merger is completed.

BFC recognized a gain on sale in connection with the BankAtlantic Sale of approximately $293.4 million, including approximately $2.8 million of purchase accounting adjustments related to BFC’s acquisitions during 2008 of shares of BBX Capital’s Class A Common Stock which were accounted for as step acquisitions under the purchase method of accounting then in effect.  This gain is included in discontinued operations for the year ended December 31, 2012.

As a result of the BankAtlantic sale, BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components were reclassified to discontinued operations.  Discontinued operations also include the results of Bluegreen Communities, as described above, the commercial leasing projects of Core Communities, LLC (“Core” or “Core Communities”), and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”). Core and Cypress Creek Holdings are wholly owned subsidiaries of Woodbridge. See Note 5– “Discontinued Operations” contained in Item 8 of the Notes to the Company’s Consolidated Financial Statements for a further discussion of discontinued operations.

Acquisition of Benihana by Safflower

BFC held a significant investment in Benihana prior to the merger between Benihana and Safflower during August 2012.  Pursuant to the merger agreement, Safflower acquired Benihana for a cash purchase price of $16.30 per share of Benihana’s common stock.  BFC received approximately $24.5 million in exchange for the 1,505,330 shares of Benihana’s common stock that it held at the effective time of the transaction.

Prior to Safflower’s acquisition of Benihana, BFC sold approximately 77,000 shares of Benihana’s common stock during July and August 2012 pursuant to the terms of a Rule 10b5-1 Trading Plan and received net proceeds from such sales of approximately $1.25 million.

BFC recognized a gain on sale of approximately $9.3 million in connection with its sales of shares of Benihana’s common stock during July and August 2012 and disposition of its remaining shares of Benihana’s common stock pursuant to the merger between Benihana and Safflower during August 2012. In addition, during each of the first three quarters of 2012, BFC received approximately $127,000 of dividend payments with respect to the shares of Benihana’s common stock which BFC owned at that time.

Additional Information

See Note 1 – “Basis of Financial Statement Presentation” to the Notes to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this report for a further discussion of the presentation of the Company’s results of operations, including the impact of the recent events described above on such presentations.

Business Segments

As a result of BBX Capital’s sale of BankAtlantic during July 2012 and the disposition of BFC’s investment in Benihana in connection with Safflower’s acquisition of Benihana during August 2012, BFC reorganized its reportable segments to better align its segments with its and its subsidiaries’ current operations.   We currently report the results of our continuing operations through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and Florida Asset Resolution Group (“FAR”). BFC previously had a BFC Activities reporting segment, which consisted of BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to real estate, BFC’s investment in Benihana, and certain other investments and subsidiaries.  During 2012, BFC’s management modified its measure of segment operating profit to exclude the items that were previously classified within the BFC Activities segment.  Accordingly, BFC’s segment disclosure has been adjusted to reflect the revised presentation and the results previously included within BFC Activities have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts.

As previously described, discontinued operations include the results of Bluegreen Communities (which was previously a separate reporting segment), BankAtlantic’s community banking, investment, capital service and tax certificate reporting units (which previously comprised a  portion of our former BankAtlantic segment, as well as Cypress Creek Holdings and, for the year ended December 31, 2010, Core’s commercial leasing projects (which were historically part of the Real Estate Operations reporting segment).  See Note 5 contained in Item 8 of this report for additional information regarding discontinued operations.

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

Real Estate Operations Segment

The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core Communities and Carolina Oak Homes, LLC (“Carolina Oak”). As previously described, the Real Estate Operations segment also previously included the operations of Cypress Creek Holdings, LLC (“Cypress Creek Holdings”), which engaged in leasing activities within an office building that it owned prior to the sale of such building during January 2012.  Cypress Creek Holdings’ results of operations are reported as a discontinued operation in the Company’s consolidated financial statements and its assets, which consisted of the office building that it sold during the first quarter of 2012, are classified as assets held for sale as of December 31, 2011.  In addition, the results of Core’s commercial leasing projects, which were sold in 2010, are reported as a discontinued operation for the year ended December 31, 2010. The operations of Levitt and Sons, LLC, a former wholly owned subsidiary of Woodbridge that engaged in homebuilding and development activities (“Levitt and Sons”), were also included in the Real Estate Operations segment prior to the deconsolidation of Levitt and Sons during November 2007.

Carolina Oak

As a result of significant challenges faced during 2009, Woodbridge made a decision to cease all activities at Carolina Oak.  Woodbridge was the obligor under a $37.2 million loan collateralized by property owned by Carolina Oak.  During 2009, the lender declared the loan to be in default and filed an action for foreclosure.  On April 26, 2011, a settlement agreement was entered into to resolve the disputes and litigation relating to the loan. Under the terms and subject to the conditions of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period (which expired during April 2012), to fully release Woodbridge and Carolina Oak. In accordance with applicable accounting guidance, a deferred gain on debt settlement of $29.9 million was recorded in the Company’s consolidated statement of financial condition as of December 31, 2011 and was recognized as income during the second quarter of 2012 as a result of the full release of Woodbridge and Carolina Oak during April 2012.

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

In December 2010, Core and one of its subsidiaries entered into agreements, including, without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Core’s Tradition Hilton Head community which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefor, the lender released Core and its subsidiary from any claims arising from or relating to the loan.  In accordance with the applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and a $13.0 million gain on debt extinguishment was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2010.

On June 10, 2010, Core sold its two commercial leasing projects (which were classified as assets held for sale) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of $2.6 million during the second quarter 2010, which is included in discontinued operations.

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

Levitt and Sons

Levitt and Sons was a developer of single family homes and town home communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. As a result of deteriorating economic conditions, increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements, Levitt and Sons experienced decreased orders, decreased margins and increased cancellation rates on homes in backlog.  On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). Pursuant to the settlement agreement entered into during June 2008, as subsequently amended (the “Settlement Agreement”), Woodbridge agreed to (i) pay

$8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”)) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by the Debtors and the Joint Committee.  That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. As of December 31, 2011, we had placed into escrow approximately $11.7 million which represented the portion of the tax refund that was likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. During the quarter ended June 30, 2012, the $11.7 million was paid to the Debtors’ Estate.  In addition, during August 2012, Woodbridge paid to the Debtors’ Estate a settlement holdback amount of approximately $485,000 plus interest thereby satisfying all of its obligations under the Settlement Agreement.

Bluegreen Resorts Segment

BFC currently owns approximately 54% of Bluegreen’s outstanding common stock.   Bluegreen is a sales, marketing and management company focused on the vacation ownership industry.  Bluegreen’s continuing operations relate to Bluegreen Resorts, which markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed by others, in which case Bluegreen earns fees for providing these services.   Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing, design development services, and resort amenity operational services.  In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to Bluegreen.

Industry Overview

The resorts component of the leisure industry is serviced primarily by two separate alternatives for overnight accommodations: commercial lodging establishments and vacation ownership resorts. Commercial lodging consists principally of hotels and motels in which a room is rented on a nightly, weekly or monthly basis, or rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment can be expensive, and the space provided to such vacationers by these establishments relative to the cost is often not economical. In addition, room rates at commercial lodging establishments are subject to change periodically and availability is often uncertain. Bluegreen believes that vacation ownership presents an attractive vacation alternative to commercial lodging.

Vacation ownership interests were first introduced in Europe in the mid 1960’s. Historically, the vacation ownership industry was highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. Bluegreen believes that one of the most significant factors contributing to the historic growth of the vacation ownership industry was the entry into the market of some of the world’s major lodging, hospitality and entertainment companies, such as Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Starwood Hotels and Resorts Worldwide, Inc., and Wyndham Worldwide Corporation. Although vacation ownership operations currently comprise only a portion of some of these companies’ overall operations, Bluegreen believes that their involvement in the vacation ownership industry has enhanced the industry’s image with the general public.

The purchase of a timeshare property typically entitles the buyer to use and occupy a fully-furnished residence, generally for a certain period each year but, in certain cases, for a certain period every two years in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as a tenant-in-common with other buyers of interests in the vacation residence. Under a points-based vacation club system, such as the Bluegreen Vacation Club, the members cause timeshare properties to be deeded on their behalf into a trust, pursuant to which the member is provided beneficial rights including an annual or biennial allotment of points that can be used to reserve occupancy at participating resorts.

Bluegreen Vacation Club resorts are primarily “drive-to” resort destinations. Bluegreen believes that most of its VOI owners live within a 300 mile drive of at least one of Bluegreen’s resorts. Bluegreen believes that, in general, Americans desire to take family vacations and that the Bluegreen Vacation Club is positioned to benefit from consumer demand for family vacations. However, economic conditions may have an adverse effect on the demand for vacations and Bluegreen’s operations.

Products and Services

Vacation Ownership

Bluegreen Resorts has been involved in the vacation ownership industry since its inception in 1994. Since its inception, Bluegreen has generated approximately 411,000 VOI sales transactions, which include over 29,000 VOI sales transactions on behalf of third parties. As of December 31, 2012, Bluegreen was selling VOIs in the Bluegreen Vacation Club at 23 sales offices at resorts located in the United States and Aruba. VOIs in Bluegreen’s resorts and those sold by Bluegreen on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Bluegreen believes the Bluegreen

Vacation Club allows its VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs. Members can stay for varying lengths of time on vacations for as little as two nights or as many nights as their points will allow on any one vacation. The number of points required for a stay at a resort varies depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations among available resorts according to their schedules, space needs, and available points. Subject to certain restrictions and fees, members are typically allowed to carry over for one year any unused points and to "borrow" points from the next year. Bluegreen Vacation Club members may use their points to stay in any of 60 resorts (30 Bluegreen Vacation Club – Club Resorts and 30 Club Associate Resorts) or take advantage of other vacation options, including an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays.

The owners of VOIs collectively manage the resort property through a nonprofit property owners’ association that is governed by a board of directors or trustees, consisting of representatives of the developer (so long as the developer owns VOIs in the resort or as otherwise provided by law) and owners of VOIs at the resort. The board of directors hires a management company to which it delegates many of the rights and responsibilities of the property owners’ association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance.  Each VOI owner is required to pay a share of the costs of maintaining all of the properties in the Bluegreen Vacation Club system. These charges generally consist of an annual maintenance fee plus applicable real estate taxes and special assessments, which are assessed on an as-needed basis. If the VOI owner does not pay such charges, Bluegreen Vacation Club may suspend such owner’s use rights and foreclose on the owner’s VOI, subject to the lender’s first mortgage lien on the VOI, if any.

Bluegreen Resorts’ estimated remaining life-of-project sales of Bluegreen-owned inventory at December 31, 2012 were approximately $3.4 billion, including approximately $0.9 billion which relates to fully developed inventory. Throughout this Annual Report on Form 10-K, “estimated remaining life-of-project sales” assumes the aggregate sales of the existing, currently under construction or development, and planned VOIs at retail prices prevailing at December 31, 2012. For the year ended December 31, 2012, Bluegreen Resorts recognized system-wide sales and operating profit (defined as operating profit prior to the allocation of corporate overhead, interest income, other income or expense, interest expense, income taxes and non-controlling interest) of $376.0 million and $96.3 million, respectively.

According to information compiled by various sources, Bluegreen believes its typical customer to be married and between 45-55 years of age, with a median household income of approximately $80,000.

Fee-Based Services

Since 2009, Bluegreen has focused on expanding its fee-based service business. Bluegreen believes that it can leverage its expertise in sales and marketing, mortgage servicing, resort management, title services, and construction management by offering these services to third-party timeshare developers and property owners’ associations. Bluegreen’s fee-based services business typically generates positive cash flows and requires less capital investment than its traditional vacation ownership sales and marketing business. Bluegreen’s goal is for fee-based services to become an increasing portion of its business over time; however, Bluegreen’s efforts to do so may not be successful.

In July 2009, Bluegreen began offering fee-based sales and marketing services to third-party developers by selling VOIs in their resorts as Bluegreen Vacation Club interests through its distribution network of sales offices. Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus a profit. Funds generated from the sales of the third-party VOIs are processed through Bluegreen’s title company, which is a wholly-owned subsidiary that earns title fees in connection with the closing of the VOI transactions. Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements.

Additionally, in exchange for fees, Bluegreen provides management services to the Bluegreen Vacation Club and to certain property owners’ associations of the Club Resorts and Club Associate Resorts. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provide owner services as well as billing and collections services. In connection with Bluegreen’s management of property owners’ associations, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of December 31, 2012, Bluegreen provided management services to 45 timeshare resort properties and hotels.

Bluegreen also generated fee-based income by providing construction consulting services (where Bluegreen manages the development of VOI inventory for third-parties) and mortgage servicing of the VOI notes originated from the sales for third-party VOIs.

Vacation Club Resort Locations

Bluegreen Vacation Club resorts are primarily “drive-to” resort destinations. Bluegreen believes that most of our VOI owners live within a 300 mile drive of at least one of its resorts. Bluegreen Vacation Club members may use their points to stay in any of the Club Resorts or Club Associate Resorts. Bluegreen considers a resort to be a Club Resort if Bluegreen acquired or developed a significant number of VOIs in the resort, even if substantially all of the VOIs in the property have been sold to consumers.

A Club Associate Resort is a resort developed by a third-party, in which Bluegreen may have acquired timeshare interests for resale or in which Bluegreen has sold VOIs on behalf of a third-party in connection with its fee-based services sales and marketing business. Only a portion of each Club Associate Resort’s total timeshare interests is included in the Bluegreen Vacation Club and available for use by its members.

Units at most of the Bluegreen Vacation Club properties typically include a full kitchen, two televisions, a DVD player and laundry facilities. Many properties offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and hotel-type staff. Bluegreen manages all of the Club Resorts, either directly or through a subcontract, and Bluegreen manages certain of the Club Associate Resorts.

The following table lists the Bluegreen Vacation Club – Club Resorts and Club Associate Resorts:

Bluegreen Vacation Club	Location
Club Resorts

The Club at Big Bear Village (1)

Daytona SeaBreeze (1)

The Hammocks at Marathon (1)

The Fountains (1)

Orlando’s Sunshine Resort I & II (1)

Casa del Mar Beach Resort (1)

Grande Villas at World Golf Village (1)

Solara Surfside (1)

Bluegreen Club La Pension (1)

Mountain Run at Boyne (1)

The Falls Village (1)

Paradise Point Resort (1)(2)

Bluegreen Wilderness Club at Big Cedar (1)(2)

The Cliffs at Long Creek (1)(2)

BG Club 36 (1)

Bluegreen at Atlantic Palace (1)

The Suites at Hershey (1)

The Lodge Alley Inn (1)

Carolina Grande (1)

Harbour Lights (1)

SeaGlass Tower (1)

Shore Crest Vacation Villas I & II (1)

MountainLoft (1)

Laurel Crest (1)

Shenandoah Crossing (1)

Bluegreen Wilderness Traveler at Shenandoah (1)

Bluegreen Patrick Henry Square (1)

Bluegreen Odyssey Dells (1)

Christmas Mountain Village (1)

La Cabana Beach and Racquet Club (3)

Club Associate Resorts

Paradise Isle Resort

Shoreline Towers Resort

Cibola Vista Resort and Spa (1)(4)

Blue Water Resort at Cable Beach (1)(4)

Via Roma Beach Resort (1)

Dolphin Beach Club (1)

Fantasy Island Resort II (1)

Mariner’s Boathouse and Beach Resort

Tropical Sands Resort

Windward Passage Resort

Gulfstream Manor (1)

Resort Sixty-Six (1)

Outrigger Beach Club (1)

Landmark Holiday Beach Resort

Ocean Towers Beach Club

Panama City Resort & Club

Surfrider Beach Club

Bluegreen at Tradewinds (4)

Petit Crest Villas at Big Canoe

Studio Homes at Ellis Square (1)(4)

The Breakers Resort (1)(4)

The Soundings Seaside Resort (1)(4)

Lake Condominiums at Big Sky

South Mountain Resort (1)(4)

Foxrun Townhouses

Sandcastle Village II

Waterwood Townhouses

Players Club

Parkside Williamsburg Resort(1)(4)

Manhattan Club(4)

Big Bear Lake, California

Daytona Beach Shores, Florida

Marathon, Florida

Orlando, Florida

Orlando, Florida

Ormond Beach, Florida

St. Augustine, Florida

Surfside, Florida

New Orleans, Louisiana

Boyne Falls, Michigan

Branson, Missouri

Hollister, Missouri

Ridgedale, Missouri

Ridgedale, Missouri

Las Vegas, Nevada

Atlantic City, New Jersey

Hershey, Pennsylvania

Charleston, South Carolina

Myrtle Beach, South Carolina

Myrtle Beach, South Carolina

Myrtle Beach, South Carolina

North Myrtle Beach, South Carolina

Gatlinburg, Tennessee

Pigeon Forge, Tennessee

Gordonsville, Virginia

Gordonsville, Virginia

Williamsburg, Virginia

Wisconsin Dells, Wisconsin

Wisconsin Dells, Wisconsin

Oranjestad, Aruba

Club Associate Resorts

Gulf Shores, Alabama

Gulf Shores, Alabama

Peoria, Arizona

Cable Beach, Nassau, Bahamas

Bradenton Beach, Florida

Daytona Beach Shores, Florida

Daytona Beach Shores, Florida

Fort Myers Beach, Florida

Fort Myers Beach, Florida

Fort Myers Beach, Florida

Gulfstream, Florida

Holmes Beach, Florida

Ormond Beach, Florida

Panama City Beach, Florida

Panama City Beach, Florida

Panama City Beach, Florida

Sanibel Island, Florida

St. Pete Beach, Florida

Marble Hill, Georgia

Savannah, Georgia

Dennis Port, Massachusetts

Dennis Port, Massachusetts

Big Sky, Montana

Lincoln, New Hampshire

Lake Lure, North Carolina

New Bern, North Carolina

New Bern, North Carolina

Hilton Head Island, South Carolina

Williamsburg, Virginia

New York City, New York

(1)	This resort is managed by Bluegreen Resorts Management, Inc. one of Bluegreen’s wholly-owned subsidiaries.
(2)

This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture with Big Cedar, LLC. Bluegreen owns 51% interest in this joint venture, and the joint venture’s results of operations, cash flows and financial position are included in Bluegreen’s consolidated financial statements.

(3)	This resort is managed by Casa Grande Cooperative Association I, which has contracted Bluegreen Resorts Management, Inc. to provide management consulting services to the resort.
(4)	This resort is a Club Associated Resort as a result of Bluegreen’s sales of VOIs in the resort as part of Bluegreen’s fee-based services business.

Club Resorts

Below is a description of each of the Club Resorts.  Certain of the amenities described below for these resorts are separately owned and operated, and may require guests to pay separate fees.

The Club at Big Bear Village – Big Bear Lake, California.  This resort is located in the mountains of Southern California located in Big Bear Lake.  This resort features three- and four bedroom villas and offers amenities such as a heated pool, private fitness center, private balconies, barbeque grill area, and adult billiards room.

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

Orlando’s Sunshine Resorts I and II — Orlando, Florida. Orlando’s Sunshine Resort is located near Wet’n’Wild® water park and Universal Studios Florida®. This 90-unit property features an outdoor swimming pool, a hot tub and tennis courts.

Casa del Mar Beach Resort — Ormond Beach, Florida. Casa del Mar is a 43-unit resort located directly on the ocean and includes an outdoor pool and miniature golf. In nearby Daytona Beach, guests can drive on the beach or visit the Daytona International Speedway.

Grande Villas at World Golf Village — St. Augustine, Florida. Grande Villas is located next to the World Golf Hall of Fame®. This resort features an extensive array of amenities, including golf courses, swimming pools, a hot tub, a sauna and a playground. The resort includes 152 units.

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

Mountain Run at Boyne — Boyne Falls, Michigan. Mountain Run at Boyne is located on Boyne Mountain, which is known for skiing, snowboarding and tubing on more than 50 runs with convenient lift and trail systems. In the summer,

Boyne Mountain offers golf on nearby world-class courses designed by some of the game’s masters, including Robert Trent Jones, Arthur Hills, Donald Ross and others. Mountain Run has 104 units.

The Falls Village — Branson, Missouri. The Falls Village is located near the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars.

Paradise Point Resort — Hollister, Missouri. Paradise Point, which currently has 84 units, is situated on Table Rock Lake.  This vacation ownership resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture between Big Cedar, LLC and the Developer, in which the Developer owns 51% interest (“Bluegreen/Big Cedar”).  Paradise Point offers studio units, executive 1-bedroom villas and spacious 2-bedroom villas. On-site amenities include a fitness center and an outdoor swimming pool.

Bluegreen Wilderness Club at Big Cedar — Ridgedale, Missouri. The Bluegreen Wilderness Club at Big Cedar is a wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. This vacation ownership resort is also developed, marketed and sold by Bluegreen/Big Cedar Vacations. The resort is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two-bedroom cabins or one- and two-bedroom lodge villas enjoy fireplaces, private balconies and full kitchens. Amenities include, or are expected to include, indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, a campfire area, a beach and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including a marina, horseback riding, tennis courts and a spa.

The Cliffs at Long Creek — Ridgedale, Missouri. The Cliffs at Long Creek currently features 29 patio homes that overlook Table Rock Lake. This vacation ownership resort is also developed, marketed and sold by Bluegreen/Big Cedar Vacations. These two- level, five-bedroom homes feature two master bedrooms, a whirlpool bath, walk-in closet, media room, billiards table, gourmet kitchen, covered porch, and 2-car garage. This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations.

Bluegreen Club 36 — Las Vegas, Nevada. This 478 unit resort is located just off the Las Vegas Strip and features various amenities, including an indoor pool, outdoor sundeck, fitness center and two on-site restaurants. BG Club 36 features both one- and two-bedroom villas with Parisian Art Deco décor.

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

Carolina Grande — Myrtle Beach, South Carolina. This 118-unit, 20-story tower is located across the street from the beach.  Through an arrangement with The Carolinian Beach Resort, guests enjoy an accessible breezeway directly to the beach.  Other amenities include indoor and outdoor swimming pools, hot tubs, full kitchens, washers and dryers, and views of the ocean and city. The resort is located near NASCAR® SpeedPark, Broadway at the BeachSM (a 350-acre complex featuring numerous specialty shops, restaurants, attractions and nightclubs), Myrtle Waves Water Park, Carolina Opry, Dixie Stampede and the Myrtle Beach Convention Center.

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

Bluegreen Patrick Henry Square – Williamsburg, Virginia. This 72-unit resort is located only 1/2 a block from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchen and colonial-inspired décor. Nearby attractions include Busch Gardens® Williamsburg, and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

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

The following tables describe the relative size, and stage of development of, as well as the amount and the estimated sales value of Bluegreen’s remaining unsold inventory at each of its Club Resorts as of December 31, 2012. Although all inventory is sold as VOIs, Bluegreen discloses the size and inventory information in terms of number of vacation homes for ease of comparability between Bluegreen’s resorts and those of other companies in its industry. “Vacation homes” are individual lodging units (e.g., condominium-style apartments, town homes, cabins, yurts, luxury campsites, etc.).

Resort	The Club at Big Bear Village	Daytona Seabreeze	The Hammocks at Marathon	The Fountains	Orlando's Sunshine Resort
Location	Big Bear Lake, CA	Daytona Beach Shores, FL	Marathon, FL	Orlando, FL	Orlando, FL
Year Acquired (1)	2012	2005	2003	2003	1997
Number of vacation homes completed	18	80	58	571	90
Number of vacation homes under construction	-	-	-	-	-
Number of future vacation homes (2)	40	-	-	175	-
Total current and future vacation homes	58	80	58	746	90
Percentage of total current and future vacation homes sold	14%	80%	94%	58%	85%
Estimated remaining life-of-projects sales (in millions) (4)	$264.0	10.0	5.3	454.5	15.6

Resort	Casa del Mar Beach Resort	Grande Villas at World Golf Village	Solara Surfside Resort	Bluegreen Club La Pension	Mountain Run at Boyne
Location	Ormond Beach, FL	St. Augustine, FL	Surfside, FL	New Orleans, LA	Boyne Falls, MI
Year Acquired (1)	2003	2003	2001	2008	2002
Number of vacation homes completed	43	152	58	64	104
Number of vacation homes under construction	-	-	-	-	-
Number of future vacation homes (2)	-	-	-	-	-
Total current and future vacation homes	43	152	58	64	104
Percentage of total current and future vacation homes sold (3)	77%	88%	66%	72%	78%
Estimated remaining life-of-projects sales (in millions) (4)	$8.3	17.5	13.9	15.9	15.0

Resort	The Falls Village Resort	Paradise Point Resort	Bluegreen Wilderness Club at Big Cedar	Bluegreen Wilderness Club at Long Creek Ranch	Bluegreen Club 36
Location	Branson, MO	Hollister, MO	Ridgedale, MO	Ridgedale, MO	Las Vegas, NV
Year Acquired (1)	1997	2010	2000	2007	2004
Number of vacation homes completed	164	84	312	29	478
Number of vacation homes under construction	-	30	-	-	-
Number of future vacation homes (2)	111	120	12	160	-
Total current and future vacation homes	275	234	324	189	478
Percentage of total current and future vacation homes sold (3)	52%	22%	80%	15%	68%
Estimated remaining life-of-projects sales (in millions) (4)	$81.3	415.0	30.0	364.0	156.0

Resort	Bluegreen at Atlantic Palace	The Suites at Hershey	The Lodge Alley Inn	Carolina Grande	Harbour Lights
Location	Atlantic City, NJ	Hershey, PA	Charleston, SC	Myrtle Beach, SC	Myrtle Beach, SC
Year Acquired (1)	2008	2004	1998	2005	1997
Number of vacation homes completed	288	79	90	118	240
Number of vacation homes under construction	-	-	-	-	-
Number of future vacation homes (2)	-	-	-	-	78
Total current and future vacation homes	288	79	90	118	318
Percentage of total current and future vacation homes sold (3)	91%	75%	91%	94%	69%
Estimated remaining life-of-projects sales (in millions) (4)	$22.0	19.5	7.4	5.5	70.0

Resort	Seaglass Tower	Shore Crest Vacation Villas	Mountain Loft	Laurel Crest	Shenandoah Crossing
Location	Myrtle Beach, SC	Myrtle Beach, SC	Gatlinburg, TN	Pigeon Forge, TN	Gordonsville, VA
Year Acquired (1)	2005	1996	1994	1995	1997
Number of vacation homes completed	144	240	284	152	262
Number of vacation homes under construction	-	-	-	-	-
Number of future vacation homes (2)	-	-	190	50	-
Total current and future vacation homes	144	240	474	202	262
Percentage of total current and future vacation homes sold (3)	83%	92%	51%	54%	95%
Estimated remaining life-of-projects sales (in millions) (4)	$16.0	19.0	218.0	85.0	10.5

Resort	Bluegreen Wilderness Traveler at Shenandoah	Bluegreen Patrick Henry Square	Bluegreen Odyssey Dells	Christmas Mountain Village	La Cabana Beach Racquet Club
Location	Gordonville, VA	Williamsburg, VA	Wisconsin Dells, WI	Wisconsin Dells, WI	Oranjestad, Aruba
Year Acquired (1)	2007	2006	2006	1997	1997
Number of vacation homes completed	122	72	86	309	449
Number of vacation homes under construction	-	-	-	-	-
Number of future vacation homes (2)	86	400	76	-	-
Total current and future vacation homes	208	472	162	309	449
Percentage of total current and future vacation homes sold (3)	60%	7%	36%	92%	98%
Estimated remaining life-of-projects sales (in millions) (4)	$93.0	607.0	147.5	19.0	5.8

(1)	Year that Bluegreen first acquired the land to develop the resort or the year Bluegreen first acquired existing VOIs at the resort, as applicable.

(2)

Number of vacation homes that can be developed at the resort in the future, although Bluegreen may not have the resources to or may otherwise decide not to, commence or complete the development of any future vacation homes.  In addition, any such vacation homes developed in the future may not be sold at favorable prices or at all.

(3)

Represents the portion of each resort that had been sold as of December 31, 2012, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development and may include VOIs that were sold and then reacquired through equity trade, receivable default or otherwise.

(4)

Estimated remaining life-of-project sales as of December 31, 2012, including both built and potential future units. These tables exclude VOI inventory that Bluegreen owns at several Club Associate Resorts.

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

Petit Crest & Golf Club Villas at Big Canoe — Big Canoe, Georgia. The resort is located at Big Canoe in the foothills of the North Georgia Appalachians and an hour north of Atlanta with nearby activities such as fishing, boating, golfing and tennis. Petit Crest Villas’ units feature a balcony or porch, full kitchen, fireplace, washer and dryer.

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

Club Associate Resorts Related to our Fee-Based Service Business

The following are Club Associate Resorts, where in connection with our fee-based service sales and marketing business (which is described under “Fee –Based Services” below), Bluegreen sells third-party developers’ VOIs as Bluegreen Vacation Club interests. Certain of the amenities described below for these resorts are separately owned and operated, and may require guests to pay separate fees.

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

Bluegreen at Tradewinds – St. Pete Beach, Florida.  This resort is located in St. Pete Beach with easy access to St. Petersburg’s 22-mile shoreline along the Gulf of Mexico.  The resort features studio and one-bedroom villas.  Amenities include spa, fitness center, pool, tennis and nearby paddle boarding, water parks, and casual dining at beach bars.

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

Future Resorts and Acquisition of Additional Inventory

Bluegreen believes that it currently has adequate timeshare inventory to satisfy its projected sales of VOIs for 2013 and a number of years thereafter. Accordingly, except in limited instances, such as VOI resorts to be developed through its Bluegreen/Big Cedar Joint Venture, Bluegreen currently does not plan to acquire or significantly develop additional resort properties in the near term. However, if the opportunity to acquire a strategic property on favorable terms presents itself, as was the case with Bluegreen’s acquisition at Big Bear Village in May 2012, Bluegreen may decide to acquire or develop more inventory in the future. Further, Bluegreen anticipates that it will continue to add additional resorts to the Bluegreen Vacation Club through its fee-based services business.

VOI Exchange Networks, the Bluegreen Traveler Plus Program and Other Strategic Alliances

Bluegreen believes that its VOIs are made more attractive by Bluegreen’s affiliation with exchange networks, its Traveler Plus™ program and other strategic alliances with third party resort developers. Bluegreen Vacation Club members may participate in the Resort Condominiums International, LLC (“RCI”), an unaffiliated external exchange network. RCI exchange network allows an owner to exchange their annual VOI for occupancy at over 4,000 participating resorts located throughout the world in over 100 countries, based upon availability and the payment of a variable exchange fee. The annual membership fees of RCI are included in the Bluegreen Vacation Club dues. In 2012, approximately 8% of Bluegreen’s owners utilized the RCI exchange network for an exchange of two or more nights. Most of the Bluegreen Club Resorts are rated in one of the two highest categories by RCI (Gold Crown and Silver Crown). Bluegreen also has a joint venture with Shell Vacation Club (“Shell”), an unaffiliated privately-held resort developer called Select Connections™.  Select Connections™ provides Bluegreen Vacation Club owners who purchased or upgraded their VOI since July 1, 2007, with the ability to use their vacation points to reserve accommodations in approximately 23 Shell locations for a nominal fee.  The Select Connections joint venture also provides members of Shell access to certain Bluegreen Vacation Club resorts.

Bluegreen Vacation Club members, for an additional annual fee, may also participate in the Bluegreen Traveler Plus™ program, which allows them to use their points for a variety of hotel stays, RV site stays within the “Coast to Coast” network, or various cruise vacations.

No assurance can be given that Bluegreen’s resorts will continue to participate in the RCI or Select Connections™ exchange networks, or that Bluegreen’s customers will continue to be satisfied with these networks.  Bluegreen’s failure or the failure of any of its resorts to participate in qualified exchange networks, or the failure of such networks to operate effectively could have a material adverse effect on Bluegreen.

Further, in January, 2013, Bluegreen entered into multi-year strategic alliance agreements with Choice Hotels International Inc. (“Choice”). Choice currently franchises approximately 6,200 hotels in the United States and more than 30 foreign countries and territories and its brands include Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge and Rodeway Inn. Subject to the terms and conditions of the agreements, including specified timelines, these agreements, among other things, to brand 21 Bluegreen Vacation Club resorts as part of the Choice Hotels AscendTM Hotel Collection, a network of historic, boutique and unique hotels in the United States, Canada, Scandinavia and Latin America. Additionally, the components of the Choice Hotels loyalty program, Choice Privileges®, will be combined with the Bluegreen Traveler Plus™ program, which will allow Traveler Plus™ participants to enroll as members of Choice Privileges® and to be upgraded to Elite Gold status to receive special benefits, and to convert their Bluegreen Vacation Club Points into Choice Privileges® Points, to use for stays at participating Choice hotels. Additionally, all Bluegreen Vacations’ Club members will be eligible to access discounted rates at all 6,200 Choice hotels, subject to availability.  See below for a description of Bluegreen’s marketing and sales arrangements with Choice.

No assurance can be given that Bluegreen’s resorts will continue to participate in the RCI or Select Connections™ exchange networks, or that Bluegreen’s customers will continue to be satisfied with these networks or the Bluegreen Traveler Plus™ program.  In addition, Bluegreen’s relationship with Choice may not be received favorably by its customers or have a positive impact on its operating results and financial condition.  Bluegreen’s failure or the failure of any of its resorts to participate in qualified exchange networks or other strategic alliances, or the failure of such networks or other strategic alliances to operate effectively could have a material adverse effect on Bluegreen.

Marketing and Sale of Inventory

Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs, including selling discount vacation packages either face-to-face or through telemarketing efforts to consumers Bluegreen meets in connection with various marketing alliances (as discussed in greater detail below), acquiring the right to market to prospective purchasers from third-party vendors, and referrals of prospective purchasers from existing VOI owners. Bluegreen Resorts sometimes provides hotel accommodations or accommodations in one of its resorts to prospective purchasers at reduced rates in exchange for their touring one of Bluegreen’s resorts.

Additionally, Bluegreen offers a sampler program, which allows purchasers of this product to enjoy substantially the same accommodations  offered to Bluegreen Vacation Club members during a trial period, which is generally one or two years. Bluegreen believes that it benefits from the sampler program as it gives Bluegreen an opportunity to market its VOIs to customers when they use their trial memberships at Bluegreen’s resorts and to recapture a portion of the costs incurred in connection with the initial marketing to prospective customers.

In addition to attracting new customers, Bluegreen seeks to sell VOIs to our existing VOI owners (“owner sales”). Owner sales generally have lower marketing costs and typically result in relatively higher operating margins than sales generated through other marketing channels. During 2012, owner sales accounted for 58% of our system-wide sales.

In recent years, Bluegreen has focused on increasing Bluegreen Resorts’ use of “permission” marketing and branding programs. “Permission” marketing methods involve obtaining the prospective purchasers’ permission, directly or indirectly, to contact them in the future regarding an offer to purchase a product or service. Branding involves forming alliances with third-party entities that possess what Bluegreen believes to be a nationally or regionally known brand name, a good reputation and a customer base with similar demographic characteristics to Bluegreen’s target market.

One of Bluegreen’s wholly-owned subsidiaries has a joint venture arrangement with Big Cedar, LLC (“Big Cedar”), an affiliate of Bass Pro, Inc. (“Bass Pro”). Bluegreen’s subsidiary owns 51% of the limited liability company joint venture (the “Joint Venture”), and Big Cedar owns the remaining 49%. The Joint Venture develops, markets, and sells VOIs at the Bluegreen Wilderness Club at Big Cedar, a wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. The Joint Venture also develops, markets, and sells timeshare interests in The Cliffs at Long Creek and, in October 2011, the Joint Venture began marketing and selling timeshare interests in its newest resort, Paradise Point Resort, also located in close proximity to the Big Cedar Resort. The Joint Venture pays Big Cedar a fee upon sales of certain timeshare interests for promotional, marketing and advertising services.

Bluegreen has an exclusive marketing agreement with Bass Pro, which was extended through January 2025. Bass Pro is a privately-held retailer of fishing, marine, hunting, camping and sports gear. Pursuant to the agreement, we have the right to market VOIs at each of Bass Pro’s retail locations.  As of December 31, 2012, Bluegreen marketed VOIs in 55 of Bass Pro’s stores.  Under the agreement, Bluegreen also has the right to market VOIs in Bass Pro’s catalogs and on its web site, and Bluegreen has access to Bass Pro’s customer lists. In exchange, Bluegreen compensates Bass Pro based on the overall success of these marketing activities. The amount of compensation is dependent on the level of additional marketing efforts required by Bluegreen to convert the prospect into a sale and a defined time frame for such marketing efforts. No compensation is paid to Bass Pro on sales made by Bluegreen/Big Cedar Vacations of its VOIs in accordance with the agreement.  Bluegreen makes an annual prepayment to Big Cedar by January of each year. The prepayment is an advance payment for anticipated commissions equal to 100% of the amount of commissions estimated to be generated during the upcoming year, as determined by Bluegreen and Big Cedar, not to exceed $5.0 million. No additional commissions are paid to Big Cedar during any year, until the annual prepayment for that year has been fully earned. In 2012, 2011 and 2010, Bluegreen incurred Bass Pro-related marketing expenses of approximately $4.2 million, $3.9 million, and $2.9 million, respectively.

In January, 2013 Bluegreen entered into a multi-year strategic relationship with Choice, as further described above. This relationship impacts several areas of Bluegreen’s business and, while there is no assurance as to the success of the relationship, it includes a sales and marketing alliance component which Bluegreen believes will enable Bluegreen to leverage Choice’s brands, customer relationships and marketing channels to market its VOI offerings, for specified payments and subject to specified terms and conditions.

Bluegreen’s sales offices are located adjacent to certain of Bluegreen’s resorts and are staffed with sales representatives and sales managers, all of whom are Bluegreen employees. Bluegreen sponsors ongoing training for its personnel. During the year ended December 31, 2012, Bluegreen’s selling and marketing expense was $167.2 million, or 45% of the system-wide sales of VOIs, net, of $376.0 million (including sales of VOIs on behalf of third parties).

It is Bluegreen’s policy to require its sales staff to provide each VOI customer with a written disclosure statement regarding the VOI to be sold prior to the time the customer signs a purchase agreement. The purpose of this disclosure statement is to provide relevant information regarding VOI ownership at the resort and membership in the Bluegreen Vacation Club. Pursuant to Bluegreen’s policies, the statement must be signed by every purchaser. Purchasers are entitled to cancel purchase agreements within required legal rescission periods after execution in accordance with statutory requirements. Substantially all VOI purchasers visit one of Bluegreen’s sales offices prior to or at the time of purchasing.

Customer Financing

Bluegreen offers financing of up to 90% of the purchase price of its VOIs to Bluegreen’sVOI customers who meet certain FICO® score-based underwriting standards. The typical financing extended by Bluegreen on a VOI during the year ended December 31, 2012 provided for a term of 10 years and a fixed interest rate. However, Bluegreen also encourages purchasers to finance their purchase with a loan having a shorter term by offering a lower interest rate. In connection with its VOI sales, Bluegreen delivers the property deed to the trustee of the Bluegreen Vacation Club on behalf of the purchaser and secures repayment of the purchaser’s obligation by obtaining a mortgage on the purchaser’s VOI.

Purchasers of VOIs are required to make a down payment of at least 10% of the VOI sales price. As part of Bluegreen’s continued efforts to improve its operating cash flows, beginning in 2009, Bluegreen began incentivizing its sales associates to encourage cash sales, and Bluegreen promoted a point-of-sale credit card program with a third party bank.  As a result, Bluegreen has increased both the percentage of its sales that are 100% cash and its average down payment on financed sales. Including down payments received on financed sales, 53% of Bluegreen’s sales during the year ended December 31, 2012 were paid in cash within approximately 30 days from the contract date.

See “Products and Services – Vacation Ownership” above for more information about the demographic profile of Bluegreen’s typical customer. See “Sales of Receivables/Pledging of Receivables” below for information regarding Bluegreen’s receivable financing activities.

Loan Underwriting

Prior to December 15, 2008, Bluegreen’s VOI financing was not subject to any significant loan underwriting criteria and no FICO® score was obtained prior to extending credit. Instead, customer financing on sales of VOIs typically only required the following: (i) receipt of a minimum down payment of 10% of the purchase price; (ii) a note and mortgage (or deed of trust); and (iii) other closing documents by the purchaser and the company.

Effective December 15, 2008, Bluegreen implemented a FICO® score-based credit underwriting program. Following implementation, Bluegreen no longer provided financing to customers with FICO® scores below 500 and new customers with FICO® scores between 500 and 599 were required to make a minimum cash down payment of 20%. Effective January 1, 2010, Bluegreen further increased its credit underwriting standards such that Bluegreen no longer provides financing to customers with FICO® scores below 575. For loans with an outstanding balance as of December 31, 2012 that were originated from December 15, 2008 through December 31, 2009, FICO® scores at the point of sale reflected a weighted average of 706.  For loans with an outstanding balance as of December 31, 2012 that were originated from January 1, 2010 through December 31, 2012, FICO® scores at the point of sale reflected a weighted average of 713. Further information is set forth in the following table:

	Percentage of originated and serviced VOI receivables
FICO® Score	Loans originated December 31, 2008 - December 31, 2009	Loans originated December 31, 2010 - December 31, 2012

Below 575	5%	0%
Between 575 and 619	7%	8%
Between 620 and 700	33%	34%
Above 700	55%	58%

Bluegreen encourages purchasers to make higher down payments and accept shorter loan period terms by offering lower interest rates.  In addition, where permitted under applicable laws rules and regulations, buyers get a 1% discount in the interest rate by participating in Bluegreen’s pre-authorized checking payment plan.  As of December 31, 2012, approximately 90% of Bluegreen’s serviced VOI notes receivable were on its pre-authorized payment plan.

Effective November 1, 2008, Bluegreen increased the interest rates charged on new loans.  Bluegreen believes that the weighted-average interest rate on its portfolio will increase over time, as the lower-interest rate older loans continue to amortize down.  The weighted-average interest rate on Bluegreen’s VOI notes receivable was as follows:

As of December 31,
2012		2011
Loans originated before November 1, 2008	Loans originated on or after November 1, 2008	Loans originated before November 1, 2008	Loans originated on or after November 1, 2008
14.97%	16.24%	14.99%	16.16%

Collection Policies

Financed sales of VOIs originated by Bluegreen typically utilize a note and mortgage. Collection efforts related to the timeshare loans are managed by Bluegreen and are handled by a staff of experienced collectors, assisted by a mortgage collection computer system. Bluegreen’s collectors are incentivized through a performance-based compensation program. Technological capabilities include, but are not limited to, automated lock box and clearing house processing. The goal of Bluegreen’s collection policy is designed to minimize defaults and delinquencies and maximize cash flow, subject to limitations as may be imposed by lenders who hold security interests in such loans or by other note issuers who acquire such loans.

Bluegreen generally makes collection efforts to customers by mail and by telephone. Telephone contact generally commences when an account is as few as 10 days past due. At 30 days past due, a collection letter is sent to U.S. residents advising the customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies. At 60 days delinquent, Bluegreen sends a lockout letter to the customer by regular and registered/certified mail advising that they cannot make any future reservations for lodging at a resort. If the delinquency continues, at 90 days past due, Bluegreen stops the accrual of, and reverses previously accrued, but unpaid, interest on the note receivable and mails by regular and registered/certified mail a “Notice of Intent to Cancel Membership,” which informs the customer that unless the delinquency is cured within 30 days, Bluegreen will terminate the customer’s VOI ownership. If the customer fails to respond to the correspondence within the given timeframe, the loan will be defaulted and the customer’s VOI terminated. In that case, Bluegreen sends a final letter by regular mail and registered/certified mail to notify the customer of the loan default and the termination of the customer’s beneficial interest in the timeshare property. Thereafter, Bluegreen seeks to resell the VOI to a new purchaser. Historically, Bluegreen has typically not sought to collect a deficiency on defaulted promissory notes.

Allowance for Credit Losses

The following table summarizes our allowance for credit losses as of December 31, 2012 and 2011 (dollars in thousands):

	As of
	December 31, 2012	December 31, 2011
Notes receivable secured by VOIs:
VOI notes receivable	$560,228	613,798
Purchase accounting adjustment	(14,736)	(28,503)
Allowance for credit losses	(63,103)	(72,791)
VOI notes receivable, net	482,389	512,504
Allowance as a % of VOI notes receivable	11%	12%

Notes receivable secured by homesites (1):
Homesite notes receivable	$4,992	5,801
Allowance for credit losses	(271)	(469)
Homesite notes receivable, net	4,721	5,332
Allowance as a % of homesite notes receivable	5%	8%

Total notes receivable
Gross notes receivable	565,220	619,599
Purchase accounting adjustment	(14,736)	(28,503)
Allowance for credit losses	(63,374)	(73,260)
Notes receivable, net	$487,110	517,836
Allowance as a % of gross notes receivable	11%	12%

(1)

As previously described, while Bluegreen sold substantially all of the assets that comprised its residential communities business, Bluegreen Communities, during May 2012, Bluegreen Communities’ notes receivable portfolios were excluded from the transaction and retained by Bluegreen.

Under timeshare accounting rules, Bluegreen estimates uncollectibles based on historical uncollectibles for similar VOI notes receivable and does not consider the value of the underlying collateral. Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables. In estimating future credit losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes based upon a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, as well as the FICO® scores of the borrower.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable, typically soon after default and at little or no cost. The reacquired VOI is then resold in the normal course of business.

See “Item 7 - Bluegreen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the performance of Bluegreen’s notes receivable portfolio.

Sales of Receivables/Pledging of Receivables

Bluegreen’s ability to sell or borrow against its VOI notes receivable has historically been a critical factor in meeting its liquidity requirements. The vacation ownership business generally involves making sales of a vacation product where a buyer is only required to pay a minimum of 10% to 20% of the purchase price up front, while at the same time selling, marketing and administrative expenses are primarily cash expenses. For the year ended December 31, 2012, these expenses approximated 51% of system-wide sales, net. Accordingly, having facilities for the sale or hypothecation of these vacation ownership receivables, along with periodic term securitization transactions, has been a critical factor to Bluegreen in meeting its short- and long-term cash needs.

Bluegreen’s vacation ownership receivables purchase facilities and term securitizations typically utilize an owner’s trust structure whereby Bluegreen sells receivables to a wholly-owned, special purpose finance entity which then sells the receivables to an owner’s trust, typically without recourse to Bluegreen or its subsidiaries, except for breaches of certain representations and warranties at the time of sale. While in limited instances, such as the Legacy Securitization described below where Bluegreen has entered into guarantees in connection with its vacation ownership receivables purchase facilities or term securitizations, historically, Bluegreen has typically not entered into such guarantees. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase, and fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of Bluegreen’s vacation ownership receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid and, if applicable, a specified overcollateralization ratio is achieved and a cash reserve account is fully funded. Bluegreen’s vacation ownership receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions Bluegreen believes to be customary for these types of transactions. Bluegreen has historically acted as servicer of the vacation ownership receivables Bluegreen has sold under these purchase facilities for a fee.  See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding Bluegreen’s vacation ownership receivables purchase facilities and term securitizations, including the Legacy Securitization.

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

Bluegreen receives mortgage servicing fees for servicing its securitized notes receivable which are included as a component of interest income.  Additionally, Bluegreen records servicing fee income that it earns from third-party lenders in connection with its servicing of their loan portfolio under its fee-based services arrangements.

Trademarks

The terms “Bluegreen®,” “Bluegreen Communities®,” “Bluegreen Getaway Station®,” “Bluegreen Resorts®,” “Bluegreen Vacation Club®,” “Bluegreen Wilderness Club™ at Big Cedar®,” “Colorful Places to Play®,” “Colorful Places To Live And Play®,”  “LeisurePath®,” “You’re Going To Like What You See!®,” “Encore Rewards®,” “Outdoor Traveler Logo®,” “Outdoor Traveler Destinations logo®,” “Great Vacations Destinations®,” and “Select Connections®” are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

The terms “The Hammocks  at Marathon™,”  “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “Grande Villas at World Golf Village™,” “The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “BG Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,”  “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Club La Pension™,” “Bluegreen Odyssey Dells™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” “BG Club 36™,” “The Cliffs™ at Long Creek,” “Bluegreen Wilderness Traveler at Shenandoah™,” “Outdoor Traveler Destinations™,” “Prizzma™,” “Prizzma The Fun Exchange™,” “Bluegreenaxis™,” “Bluegreen Getaways™,” “Bluegreen Vacations™,” “Bluegreen Share Happiness™,” “Bluegreen Vacations Share Happiness™,” “Hospitality Happens Here™, Monaire™,” and “BluegreenVacations Logo™,” are trademarks or service marks of Bluegreen Corporation in the United States.

The terms “Big Cedar®” and “Bass Pro Shops®” are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.  The term “World Golf Village®” is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc.  All other marks are registered marks of their respective owners.

Market and Industry Data

Market and industry data pertaining to Bluegreen and its business contained in this Annual Report on Form 10-K pertaining to Bluegreen was obtained from Bluegreen’s internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information.  The sources for this data include, without limitation, the American Resort Development Association.  Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. Bluegreen has not independently verified such market data.  Similarly, Bluegreen’s internal surveys, while believed to be reliable, have not been verified by any independent sources.  Accordingly, such data may not prove to be accurate.

BBX Capital

BFC owns shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 53% of the outstanding shares of such stock and 75% of the total voting power of BBX Capital. BBX Capital is a Florida-based company involved in the ownership, investment, financing and management of real estate and real estate related assets and businesses.  Prior to the sale of BankAtlantic on July 31, 2012, BBX Capital was a bank holding company and its principal asset was its 100% ownership interest in BankAtlantic, a federal savings bank.  As previously described, BBX Capital sold BankAtlantic to BB&T during July 2012.

Following the BankAtlantic Sale, the principal assets of BBX Capital consist of its interest in FAR, CAM and BBX Partners, Inc. CAM, which was formed in connection with the BankAtlantic Sale, and BBX Partners are wholly owned subsidiaries of BBX Capital and their primary assets are non-performing commercial loans and real estate owned.  The results of CAM and BBX Partners are included within the BBX segment.  FAR, which was also formed in connection with the BankAtlantic Sale and is a separate reporting segment, is a special purpose limited liability company the membership interests in which, as previously described, are held by BB&T, which holds 95% of FAR’s preferred interests, and BBX Capital, which holds the remaining 5% of the preferred interests and all of the residual common equity interests.  FAR’s primary assets are performing and non-performing loans, tax certificates and real estate owned (formerly held by BankAtlantic). As previously described, it is contemplated that BBX Capital will invest $71.75 million in BFC’s Woodbridge subsidiary in connection with the financing of Woodbridge’s acquisition of Bluegreen and, in exchange, BBX Capital will receive a 46% equity interest in Woodbridge.

Loan Products and Tax Certificates

BankAtlantic historically offered a number of lending products. BankAtlantic’s lending products were grouped in five loan segments as follows:   residential loans, commercial real estate loans, consumer loans, and small business and commercial non-mortgage loans.  BBX retained loans from the commercial real estate and the commercial non-mortgage loan segments.  FAR retained loans from all five segments.

Residential:    Purchased residential loans were acquired in the secondary markets and were originated by financial institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans were typically purchased in bulk and were generally non-conforming loans under agency guidelines due primarily to the size of the individual loans (“jumbo loans”). Some of the purchased residential loans were interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments or when required amortization of the principal amount commences.  These payment increases could affect a borrower’s ability to repay the loan and result in increased defaults and losses.

Commercial Real Estate: Commercial real estate loans were originated in connection with the acquisition, development and construction of various types of properties including office buildings, retail shopping centers, residential construction and other non-residential properties.  Commercial real estate loans were also originated to acquire or refinance existing income-producing properties. These loans were primarily secured by property located in Florida. Due to high concentrations of non-performing and adversely classified commercial real estate and construction loans in the loan portfolio, BankAtlantic generally ceased the origination of commercial real estate loans during the year ended December 31, 2010.

The commercial real estate loan portfolio is divided into four loan classes: commercial residential, commercial owner occupied, commercial land, and commercial other.

Commercial residential real estate loans resulted in significant losses. These loans were originated to developers or home builders for the construction of one to four dwelling units. This class of loans is divided into three categories:  builder land bank loans; land acquisition and development loans; and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who had land purchase option agreements with regional and/or national builders. The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders.  The land acquisition, development and construction loan category consists of loans secured by residential land which was intended to be fully developed by the borrower/developer who also may have had plans to construct homes on the property.

Commercial real estate owner occupied loans are also real estate collateralized loans; however, the primary source of repayment is the cash flow from the business operated on the premises of the property serving as collateral.

Commercial real estate land loans include loans secured by commercial land held for sale or held for investment purposes.  These loans are generally to borrowers who intend to expand the zoning of the property and ultimately sell the property to developers.

Commercial other real estate loans are primarily secured by income producing property which includes shopping centers, office buildings, self-storage facilities, and warehouses.

A percentage of certain commercial real estate loans were sold to other financial institutions as participations.  The loans are administered by BBX Capital or on its behalf by a third party servicer and participants are provided periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loans are made by the participants on either a majority or unanimous basis. As a result, BBX Capital generally cannot significantly modify the loans without either majority or unanimous consent of the participants.

Standby Letters of Credit and Commitments:  Standby letters of credit were conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is the same as extending loans to customers. BankAtlantic may have held certificates of deposit, liens on corporate assets and liens on residential and commercial property as collateral for letters of credit.  BankAtlantic issued commitments for commercial real estate and commercial non-mortgage loans.  BBX Capital had no standby letters of credit or commitments as of December 31, 2012.

Commercial non-mortgage loans: These loans are generally business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the borrowers.  These loans generally have variable interest rates that are Prime or LIBOR based and are typically originated for terms ranging from one to five years.

Consumer: Consumer loans consist primarily of loans to individuals originated through BankAtlantic’s retail network.  The majority of consumer loans are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower, substantially all of which are located in Florida.

Small Business:  BankAtlantic originated small business loans to companies located primarily in markets within BankAtlantic’s branch network.  Small business loans were primarily originated on a secured basis and do not generally exceed $2.0 million. These loans were generally originated with maturities ranging from one to three years or are due upon demand.  Lines of credit extended to small businesses are due upon demand.  Small business loans have either fixed or variable prime-based interest rates.

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

BBX Capital’s Business Strategy

BBX Capital’s primary business activities relate to:

•	Managing and where appropriate monetizing its portfolio of loans receivable,
•	Managing and where appropriate, monetizing or developing its portfolio of real estate properties,
•	Maximizing the cash flows from its portfolio of charged-off loans and related judgments, and
•	Pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

BBX Capital is engaged in the management of its assets and investments.  I currently intends to invest in income producing real estate, real estate developments and real estate joint ventures and to invest in middle market operating businesses.  BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize BBX Capital’s returns.  In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or with a joint venture partner).  As previously indicated, BBX Capital has committed approximately $71.75 ($60.0 million of cash and a $11.75 million note) to acquire an approximately 46% interest in Woodbridge in connection with Woodbridge’s proposed acquisition of all of the outstanding capital stock of Bluegreen not owned by it.  BBX anticipates funding investments and operations through the monetization of CAM and BBX Partners assets, cash flows from its 5% preferred interest in FAR, returns from its investments, such as dividends from its proposed investment in Woodbridge, borrowings and through joint venture partners or solicitation of funds from investors.

BBX Segment

BBX’s primary assets are loans receivable, real estate owned and real estate properties held for sale or development (either directly or through joint ventures) and rights to BankAtlantic’s previously charged off loan portfolio and related judgments which were transferred to BBX Capital in connection with the consummation of the BankAtlantic Sale.

The composition of BBX’s loan portfolio was (in thousands):

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Commercial non-real estate	$6,633	12.42%	118,145	4.83	135,588	4.49	155,226	4.21	144,554	3.34
Commercial real estate	47,975	89.82	680,506	27.79	894,830	29.65	1,166,421	31.61	1,311,046	30.33
Discontinued operations (1)	-	-	1,776,861	72.58	2,148,250	71.18	2,552,936	69.19	3,001,626	69.43
Total	54,608	102.24	2,575,512	105.20	3,178,668	105.27	3,874,583	104.99	4,457,226	103.10
Adjustments:
Unearned discounts (premiums)	(116)	(0.21)	(2,578)	(0.11)	(1,650)	(0.05)	(2,414)	(0.06)	(3,221)	(0.07)
Allowance for loan losses	1,309	2.45	129,887	5.31	162,139	5.37	187,218	5.07	137,257	3.17
Total loans receivable, net	$53,415	100.00%	2,448,203	100.00	3,018,179	100.00	3,689,779	100.00	4,323,190	100.00

(1)	Discontinued operations include residential, consumer and small business loans.

The composition of BBX’s foreclosed real estate portfolio was as follows (in thousands):

	As of December 31,
	2012	2011	2010	2009	2008
REPOSSESSED ASSETS:
Commercial real estate	$60,164	73,028	54,296	25,442	16,500
Discontinued operations	-	14,146	20,192	10,503	2,545
Total repossessed assets	$60,164	87,174	74,488	35,945	19,045

FAR Segment

FAR’s operations consists of overseeing the management and monetization of its assets through regularly scheduled payments and, where appropriate, orderly liquidations with a view to repaying its priority preferred interest holder and maximizing the cash flows of any remaining assets.  FAR’s assets consist primarily of loans receivable and real estate owned.  FAR also holds a portfolio of tax certificates with a net investment of $3.4 million at December 31, 2012.

The composition of FAR’s foreclosed real estate portfolio as of December 31, 2012 was (in thousands):

	As of December 31,		As of August 1,
	2012		2012
	Amount	Pct	Amount	Pct
Loans receivable (1):
Commercial non-real estate	$5,373	2.25%	23,124	7.83
Commercial real estate	166,072	69.44	199,633	67.62
Small Business	-	-	21,657	7.33
Residential	54,797	22.91	37,774	12.79
Consumer	16,907	7.07	19,836	6.72
Total	243,149	101.67	302,024	102.29
Adjustments:
Unearned discounts (premiums)	-	-	46	0.02
Allowance for loan losses	4,002	1.67	6,691	2.27
Total loans receivable, net	$239,147	100.00%	295,287	100.0

(1)	See explanation of loan products above

The composition of FAR’s real estate properties as of December 31, 2012 was (in thousands):

	December 31,	August 1,
	2012	2012
REPOSSESSED ASSETS:
Residential real estate	$5,802	5,977
Commercial real estate	13,660	6,990
Small business real estate	2,030	3,035
Consumer real estate	505	379
Total repossessed assets	$21,997	16,381

Employees

Management believes that its relations with its employees are satisfactory. The Company currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

As of December 31, 2012, the Company and its subsidiaries had approximately 4,445 employees, with 25 employees at BFC and its wholly owned subsidiaries; 33 employees at BBX Capital; and 4,387 employees at Bluegreen, of which 410 were located at Bluegreen’s headquarters in Boca Raton, Florida, and 3,977 were located in regional field offices throughout the United States, Canada and Aruba.

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

BBX Capital

The real estate industry is very competitive and the real estate industry has been in a recession for a prolonged period of time.  BBX Capital faces substantial competition from insurance companies, financial institutions, private equity and hedge funds and real estate developers.   BBX Capital competes with institutions and entities that are larger and have greater resources than the resources available to BBX Capital.

Regulation

BFC and BBX Capital

As a result of their respective historic direct and indirect ownership interests in BankAtlantic, both BBX Capital and BFC were unitary savings and loan holding companies subject to examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  As a result of the sale of BankAtlantic, effective July 31, 2012, BBX Capital and BFC were released from registration as savings and loan holding companies.  As such, both BBX Capital and BFC are no longer subject to regulation by the Federal Reserve or restrictions applicable to financial institution holding companies.

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

Bluegreen’s vacation ownership resorts are subject to various regulatory requirements, including state and local approvals. The laws of most states require Bluegreen to file a detailed offering statement describing its business and all material aspects of the project and sale of VOIs with a designated state authority. In addition, when required by state law, Bluegreen provides its VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser’s rights and obligations as a VOI owner.  Laws in each state where Bluegreen sells VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by Bluegreen. Most states have other laws that regulate Bluegreen’s activities, including: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and labor laws.

Under various federal, state and local laws, ordinances and regulations, the owner of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose such liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances if they exist, may adversely affect the owner’s ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when this material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered on the property or repairs made by future owners of such property. Under these laws, Bluegreen may be required to pay for repairs to the developed property.  The development, management and operation of its resorts are also subject to the Americans with Disabilities Act.

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

During the year ended December 31, 2012, approximately 10% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 8% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. Bluegreen attempts to monitor the actions and compliance of these third parties but there are risks associated with their use. In recent years, state regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While Bluegreen continues to be subject to telemarketing risks and potential liability, Bluegreen believes that its exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be mitigated to some extent by the use of “permission marketing,” whereby Bluegreen obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. Bluegreen has also implemented policies and procedures which it believes will help reduce the possibility that individuals who have requested to be placed on Bluegreen’s internal company do not call list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

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

Additional Information

As public companies, BFC, BBX Capital and Bluegreen are each subject to reporting and other requirements of the Exchange Act.  As previously described, if BFC’s proposed merger with Bluegreen is completed, Bluegreen’s common stock will no longer be publicly traded and will be deregistered under the Exchange Act.

See also Item 1A – Risk Factors for a description of risks with respect to regulatory compliance and Item 3 – Legal Proceedings for a description of pending regulatory actions.

Risk Factors

(BFC)

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties relating to or arising out of the nature of our business and investments, and general business, economic, financing, legal and other factors or conditions that may affect us. Moreover, the Company’s subsidiaries operate in a very competitive, highly regulated and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to either predict all risk factors or assess the impact of any factor, or combination of factors, on the Company’s and its subsidiaries operations, results and financial condition.

BFC has in the past incurred cash flow deficits at its parent company level which are expected to continue in the future.

BFC is engaged in making investments in operating businesses. Historically, BFC, at its parent company level, has not had revenue generating operating activities and has incurred cash flow deficits. BFC expects to continue to incur cash flow deficits for the foreseeable future. BFC has financed operating cash flow deficits with available working capital, issuances of equity or debt securities, and with dividends from its subsidiaries, which BFC has been dependent upon to fund its operations. BFC historically received dividends on the shares of Benihana’s stock that it owned.  As previously described, Benihana was acquired by Safflower in a cash merger during August 2012.  While BFC received cash proceeds in exchange for its shares of Benihana’s common stock in the transaction, BFC no longer holds an investment in Benihana and, accordingly, will not receive dividends in the future from Benihana.  In addition, BBX Capital may not be in a position to pay dividends for the foreseeable future. Bluegreen has historically not paid dividends on its Common Stock and certain of Bluegreen’s credit facilities contain terms which may limit the payment of cash dividends without the lender’s consent or waiver. In addition, any payment of dividends by BBX Capital or Bluegreen requires the declaration of such dividend by the applicable Company’s Board of Directors, and a majority of BBX Capital’s and, currently, Bluegreen’s respective directors are independent under the listing standards of the NYSE.  Further, dividend decisions made by BBX Capital’s and Bluegreen’s respective Boards of Directors are not within BFC’s control, may not be made in BFC’s best interests, and are generally based on, among other things, the applicable company’s operating results, financial condition, cash flow and operating and cash needs. As described in “Item 3 – Legal Proceedings,” among other expenses we incur and payments we make, including quarterly dividend payments of $187,500 on our 5% cumulative preferred stock, we will also be required to make a significant cash payment to former shareholders of Woodbridge who exercised appraisal rights in connection with the 2009 merger between BFC and Woodbridge.  If cash flow is not sufficient to fund BFC’s liquidity needs in the future, it may be forced to reduce operating expenses further, to liquidate some of its investments or to seek to fund its operations from the proceeds of additional equity or debt financing. Such financing may not be available on commercially reasonable terms, if at all, and if BFC is required to liquidate its investments, it may be forced to do so at depressed prices.

Adverse conditions and events where BFC’s investments are currently concentrated or in the industries in which its subsidiaries operate could adversely impact its results and future growth.

BBX Capital’s business and the real estate collateralizing its commercial real estate loans and home equity loans are concentrated in Florida and have been adversely impacted by the downturn in economic conditions generally and particularly in Florida. In addition, Bluegreen’s operations were adversely impacted by the economic downturn. The impact of the economic downturn, including the persistence or deterioration of adverse economic conditions, natural disasters, including tropical storms and hurricanes, which are prevalent in Florida, or adverse changes in laws or regulations applicable to BFC or the companies in which BFC holds investments could further adversely impact its operating results and financial condition.

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

Risk Factors

(BFC)

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse effect on BFC’s financial position and operating results.

The consolidated financial statements included in the periodic reports BFC files with the SEC, including this Annual Report on Form 10-K, are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the future value of goodwill and other intangible assets pursuant to applicable accounting guidance. BFC bases its estimates on historical experience and on various other assumptions that BFC believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, estimates, judgments and assumptions are inherently subject to change in the future. As a result, BFC’s estimates, judgments and assumptions may prove to be incorrect and BFC’s actual results may differ from these estimates under different assumptions or conditions. If any estimates, judgments or assumptions change in the future, or BFC’s actual results differ from BFC’s estimates or assumptions, BFC may be required to record additional expenses or impairment charges, which would be recorded as a charge against its earnings and could have a material adverse impact on its financial condition and operating results.

BFC’s investments in BBX Capital and Bluegreen subject it to equity pricing risks.

Because BBX Capital and Bluegreen are consolidated in BFC’s financial statements, the decline in the market price of their stock would not impact BFC’s consolidated financial statements. However, a decline in the market price of BBX Capital’s stock and, until such time, if any, as the proposed merger with Bluegreen is completed, Bluegreen’s stock (which is not assured) would likely have an adverse effect on the market price of BFC’s Class A Common Stock and/or Class B Common Stock. The market price of BFC’s securities is important to its valuation and ability to obtain equity or debt financing.

BFC may issue additional securities and incur additional indebtedness at BFC or at its subsidiaries.

If BFC’s cash flow is not sufficient to meet its liquidity needs or BFC’s board of directors otherwise determines it to be appropriate, BFC may seek to raise funds in the future through the issuance of debt or equity securities. There is generally no restriction on BFC’s ability to issue debt or equity securities which are pari passu or have a preference over its Class A Common Stock and Class B Common Stock.  Authorized but unissued shares of BFC’s capital stock are available for issuance from time to time at the discretion of BFC’s board of directors, and any such issuance may be dilutive to BFC’s shareholders.  In addition, any securities issuances in the future by a subsidiary of BFC may dilute BFC’s economic investment or voting interest in that company. See also the risk factor entitled “The terms of BFC’s Amended and Restated Articles of Incorporation, which establish fixed relative voting percentages between BFC’s Class A Common Stock and Class B Common Stock, may not be well accepted by the market” below.

Further, BFC and its subsidiaries have in the past and may in the future incur significant amounts of debt. Any indebtedness could have several important effects on BFC, including, without limitation, that BFC may be required to use available cash for the payment of principal and interest due on its debt and that the outstanding indebtedness and leverage at BFC or its subsidiaries will impact liquidity and any negative changes in general economic and industry conditions will increase such impact.

Certain members of BFC’s board of directors and certain of BFC’s executive officers are also directors and executive officers of BFC’s affiliates.

Alan B. Levan, BFC’s Chairman and Chief Executive Officer, and John E. Abdo, BFC’s Vice Chairman, are also directors and executive officers of BBX Capital and directors of Bluegreen. None of these individuals is obligated to allocate a specific amount of time to the management of BFC, and they may devote more time and attention to the operations of BFC’s affiliates than they devote directly to BFC’s operations. Each of Jarett S. Levan and Seth M. Wise, who serves as an Executive Vice President of BFC and as a member of its board of directors, is an executive officer of BBX Capital and Mr. Jarett Levan is a member of BBX Capital’s board of directors.  Further, John K. Grelle serves as Executive Vice President and Chief Financial Officer of both BFC and BBX Capital.  In addition, D. Keith Cobb, a member of BFC’s board of directors, is also a member of the board of directors of BBX Capital.

Risk Factors

(BFC)

Alan B. Levan and John E. Abdo’s control position may adversely affect the market price of BFC’s Common Stock.

Alan B. Levan, BFC’s Chairman and Chief Executive Officer, and John E. Abdo, BFC’s Vice Chairman, may be deemed to beneficially own shares of BFC’s Common Stock, including shares that may be acquired pursuant to the exercise of stock options, representing approximately 71% of BFC’s total voting power. These shares consist of 12,284,466 shares, or 16%, of BFC’s Class A Common Stock and 6,521,228 shares, or 87%, of BFC’s Class B Common Stock. Additionally, Alan B. Levan and John E. Abdo have agreed to vote their shares of BFC’s Class B Common Stock in favor of the election of the other to BFC’s board of directors for so long as they are willing and able to serve as directors of BFC. Further, John E. Abdo has agreed, subject to certain exceptions, not to transfer certain of his shares of BFC’s Class B Common Stock and to obtain the consent of Alan B. Levan prior to the conversion of certain of his shares of BFC’s Class B Common Stock into shares of BFC’s Class A Common Stock. Since BFC’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any vote of BFC’s shareholders (except in those limited circumstances where Florida law mandates that the holders of BFC’s Class A Common Stock vote as a separate class) and to elect the members of BFC’s board of directors. Alan B. Levan and John E. Abdo’s control position may have an adverse effect on the market price of BFC’s Common Stock. Alan B. Levan’s and John E. Abdo’s interests may conflict with the interests of BFC’s other shareholders.

The loss of the services of BFC’s key management and personnel could adversely affect its business and the businesses of its subsidiaries.

BFC’s ability to successfully implement its business strategy will depend on its ability to attract and retain experienced and knowledgeable management and other professional staff. BFC may not be successful in attracting and retaining key management personnel. During January 2012, the SEC filed a lawsuit against BBX Capital and its Chairman and Chief Executive Officer, Alan B. Levan, alleging violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Alan Levan. While BBX Capital believes that it and Mr. Levan fully complied with applicable law, the outcome of this litigation is uncertain. See “Item 3 - Legal Proceedings-BBX Capital and its Subsidiaries” for further information regarding this litigation. As described above, Mr. Alan Levan is also the Chairman, Chief Executive Officer and President of BFC and, together with John E. Abdo, may be deemed to control BFC by virtue of their collective ownership interest in BFC’s Class A Common Stock and Class B Common Stock. In the event Mr. Alan Levan is restricted from serving, or is otherwise unable to serve, as an executive officer and/or director of BFC or any of its public company subsidiaries, including BBX Capital and Bluegreen, BFC and its business, as well as the businesses of its subsidiaries, may be adversely impacted. However, BFC believes that any such adverse impact would be mitigated by the continuation of service of BFC’s other executive officers, including Mr. Abdo, who has served as a director of BFC since 1988 and Vice Chairman of BFC since 1993, Seth M. Wise, who has served as a director and Executive Vice President of BFC since 2009 and has been an executive officer of Woodbridge since 2003, and Jarett S. Levan, who has served as a director of BFC since 2009, Executive Vice President of BFC since 2011, director of BBX Capital since 1999 and as President of BBX Capital since 2007.  In addition, as a holding company, BFC’s results are dependent upon the operations and success of its subsidiaries and each subsidiary has executive management in place.

BFC’s control position may adversely affect the market price of BBX Capital’s Class A Common Stock and Bluegreen’s Common Stock.

As of December 31, 2012, BFC owned all of BBX Capital’s issued and outstanding Class B Common Stock and approximately 8.1 million shares, or approximately 53%, of BBX Capital’s issued and outstanding Class A Common Stock, representing approximately 75% of BBX Capital’s total voting power. Additionally, BFC currently directly or indirectly owns approximately 16.9 million shares, or approximately 54%, of Bluegreen’s issued and outstanding Common Stock. Accordingly, BFC holds a controlling position with respect to BBX Capital and Bluegreen and has the voting power to influence the outcome of any shareholder vote of the companies, except, with respect to BBX Capital, in those limited circumstances where Florida law mandates separate class votes and, with respect to Bluegreen, where Massachusetts law requires a supermajority vote, such as was the case with the currently proposed merger between BFC and Bluegreen. BFC’s control position may have an adverse effect on the market prices of BBX Capital’s Class A Common Stock and Bluegreen’s Common Stock, which as previously described may in turn adversely impact the market price of BFC’s Class A Common Stock or Class B Common Stock.

Risk Factors

(BFC)

The terms of BFC’s Amended and Restated Articles of Incorporation, which establish fixed relative voting percentages between BFC’s Class A Common Stock and Class B Common Stock, may not be well accepted by the market.

BFC’s Class A Common Stock and Class B Common Stock generally vote together as a single class. The Class A Common Stock possesses in the aggregate 22% of the total voting power of all of BFC’s Common Stock and the Class B Common Stock possesses in the aggregate the remaining 78% of the total voting power. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, at which time the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares, at which time the fixed voting percentages will be eliminated. Each of these share thresholds will be ratably decreased in connection with the reverse stock split.

Changes in the relative voting power represented by each class of BFC’s Common Stock are based only on the number of shares of Class B Common Stock outstanding. Thus, issuances of Class A Common Stock will have no effect on these provisions, and the issuance of additional shares of Class A Common Stock will widen the disparity between the equity interest represented by the Class B Common Stock and its voting power. While the amendment creating this capital structure was approved by BFC’s shareholders, the fixed voting percentage provisions are somewhat unique. If the market does not view this structure favorably, the trading price and market for BFC’s Class A Common Stock would be adversely affected.

Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact BFC and its financial condition and operating results.

BFC and its subsidiaries are subject to the pending legal proceedings described in “Item 3 - Legal Proceedings” of this Annual Report on Form 10-K as well as proceedings that may arise from time to time. While BFC believes that the parties to these proceedings have meritorious defenses in the pending legal actions, the ultimate outcomes of these matters are uncertain. Judgments against, or damages, fines or penalties imposed on, BFC, its subsidiaries or its officers in these actions, as well as actions which BFC and its subsidiaries may face in the future, may have a material adverse impact on BFC’s operating results and financial condition.

BFC is subject to environmental laws related to its real estate activities and the cost of compliance could adversely affect its business.

As a current or previous owner or operator of real property, BFC may be liable under federal, state and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not BFC knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial.

The proposed merger between BFC and Bluegreen may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the merger.

As previously described, on November 14, 2012, BFC and its Woodbridge subsidiary entered into a definitive merger agreement with Bluegreen  providing for the acquisition of Bluegreen by Woodbridge in a cash merger pursuant to which Bluegreen’s shareholders (other than BFC, directly or indirectly through Woodbridge, and shareholders of Bluegreen who duly exercise appraisal rights in accordance with Massachusetts law) will receive consideration of $10.00 in cash for each share of Bluegreen’s common stock that they hold at the effective time of the merger.  The aggregate merger consideration is expected to be approximately $150 million.

Consolidated class action lawsuits related to the merger are pending in Florida and Massachusetts and seek to enjoin the merger, or if it is completed, to recover relief as determined by the applicable presiding court to be appropriate.  See “Item 3 – Legal Proceedings” for additional information regarding such litigation. In addition to the risks relating to the litigation challenging the merger, including the costs and expenses of defending the actions, the parties may not be able to satisfy all required closing conditions or otherwise complete the merger when expected, on the contemplated terms, or at all, in which case BFC and Bluegreen would have incurred significant transaction costs without consummating the merger.

Risk Factors

(BFC)

In addition, other risks and uncertainties faced by BFC and its shareholders with respect to the merger include, without limitation, that:

•	BFC’s shareholders will have increased exposure to the vacation ownership and other industries in which Bluegreen operates (see “Risks Related to Bluegreen” below);
•	BFC has and may continue to incur substantial costs and divert significant management resources in connection with its efforts to complete the merger; and
•

Bluegreen’s shareholders are entitled to appraisal rights in connection with the consummation of the merger, appraisal rights litigation is uncertain and the value of Bluegreen’s shares as determined in accordance with Massachusetts law in any appraisal rights action may be greater than the $10.00 per share merger consideration, in which case  payments made to shareholders who exercise appraisal rights may materially adversely impact BFC’s  cash position following the consummation of the merger.

Risk Factors

(Bluegreen)

RISKS RELATED TO BLUEGREEN

Bluegreen is currently a separate public company.   The following discussion, which was included in Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2012, was prepared by Bluegreen’s management and describes the risks that Bluegreen’s management currently believes to be material to Bluegreen’s operations.   References to the “Company”, “we”, “us” or “our” in the following discussion are references to Bluegreen and its subsidiaries, and are not references to BFC or BBX Capital.

Our business and operations, including our ability to market VOIs, is subject to general economic conditions, as well as interest rates and the availability of financing.

Our business has been adversely affected by unfavorable general economic and industry conditions, including high unemployment rates and job insecurity, declines in discretionary spending, housing values and availability of financing, and geopolitical conflicts. If recent recovery trends do not continue or, economic conditions deteriorate, our business and results may be adversely impacted, particularly if financing for us or for our customers is unavailable or if changes in general economic conditions or other factors adversely affect our customers’ ability to pay amounts owed under notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on our business.

We would incur substantial losses and our liquidity position could be adversely impacted if the customers to whom we provide financing default on their obligations.

Prior to December 15, 2008, we did not perform credit checks on the purchasers of our VOIs in connection with our financing of their purchases. Effective December 15, 2008, we implemented a FICO® score-based credit underwriting program.  We enhanced this credit underwriting program during January 2010. While our loan portfolio originated after December 15, 2008 has to date experienced defaults at a lower rate than loans originated prior to that date, our FICO® score-based underwriting standards may not continue to result in decreased default rates or otherwise result in the improved performance of our notes receivable. Adverse conditions in the mortgage industry, including credit sources as well as borrowers’ financial profiles, and other factors outside our control may increase the default rates we experience or otherwise negatively impact the performance of our notes receivable. As of December 31, 2012, approximately 4% of our VOI notes receivable were more than 30 days past due. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, we have generally not pursued such recourse against our customers. In the case of our notes receivable secured by VOIs, if we are unable to collect the defaulted amount due, we traditionally have terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling and administrative costs associated with the original sale. In addition, we will need to incur such costs again in order to resell the VOI.  If default rates for our borrowers remain at current levels or increase, we may be required to increase our provision for credit losses. In addition, it may cause buyers of, or lenders whose loans are secured by, our VOI notes receivable to reduce the amount of availability under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure financing on terms acceptable to us, if at all, which would adversely affect our earnings, financial position and liquidity.

Under the terms of our pledged and receivable sale facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of our securitization-type transactions require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables.  These agreements also often  include provisions that require substantially all of our cash flow from our retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from us in the event of defaults by customers in excess of stated thresholds,. In addition, we guaranteed certain payments under the Legacy Securitization (described in further detail in Note 19 to the Consolidated Financial Statements). Substantially all of the timeshare receivables backing the notes subject to the Legacy Securitization were generated prior to December 15, 2008, when we implemented our FICO® score-based credit underwriting program, and relate to loans to borrowers with FICO® scores below 600.

Risk Factors

(Bluegreen)

While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that our business and profitability will not otherwise continue to depend on our ability to obtain financing, which may not be available on favorable terms, or at all.

We offer financing of up to 90% of the purchase price to purchasers of our VOIs. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell our notes receivable has historically been a critical factor in our continued liquidity, and we therefore have depended on funds from our credit facilities and securitization transactions to finance our operations. The disruption in the credit markets which began in 2007 made obtaining additional and replacement external sources of liquidity more difficult and more costly. The number of banks and other finance companies willing to provide “warehouse” lines of credit for timeshare receivables decreased, and the term securitization market was unavailable for an extended period of time. If our pledged receivables facilities terminate or expire and we are unable to extend them or replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, our liquidity, cash flow and profitability would be materially and adversely affected.

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

It is also expected that we will incur significant indebtedness in connection with our currently proposed merger with BFC. Our ability to service or to refinance our indebtedness or to obtain additional financing (including our ability to consummate future term securitizations) depends on the credit markets and on our future performance, which is subject to a number of factors, including the success of our business, results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions and perceptions about the vacation ownership and real estate industries. Further, reputational and other risks to both the lender and to us associated with the 2007 bankruptcy of BFC’s Levitt and Sons subsidiary and the lawsuit brought by the SEC against BBX Capital, a public company in which BFC owns an approximately 49% equity interest and 73% voting interest, and its Chairman and Chief Executive Officer, Alan B. Levan, who is also Chairman of Bluegreen’s board of directors and Chairman, Chief Executive Officer and President of BFC, may be considered by lenders in connection with both making and renewing extensions of credit.

As of December 31, 2012, we had approximately $6.5 million of indebtedness scheduled to become due during 2013. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. However, we may not in the future be able to obtain sufficient external sources of liquidity on attractive terms, or at all or otherwise renew, extend or refinance a significant portion of our outstanding debt. Any of these occurrences may have a material and adverse impact on our liquidity and financial condition.

The ratings of third-party rating agencies could adversely impact our ability to obtain, renew or extend credit facilities, or otherwise raise capital.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. We have maintained a “B-“corporate credit rating with a “stable” outlook with Standard & Poor’s since December 2010, at which time our corporate credit rating was upgraded to a CCC.  If rating agencies were to

Risk Factors

(Bluegreen)

downgrade our corporate credit ratings, our ability to raise capital and/or issue debt on favorable terms, or at all, and our liquidity, financial condition and results of operations could be adversely impacted. In addition, if rating agencies downgraded their original ratings on certain bond classes in our securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and our ability to sell future bonds on favorable terms or at all. While we are not currently aware of any reasonably likely downgrades to our corporate credit rating or the ratings of bond classes in our securitizations, such ratings changes can occur without advance notice.

Our future success depends on our ability to market our products and services successfully and efficiently, and our marketing expenses may increase particularly in the event our marketing focus shifts towards new customers as opposed to existing owners.

We compete for customers with hotel and resort properties and other vacation ownership resorts. The identification of sales prospects and leads, and the marketing of our products and services to them are essential to our success. We have incurred and will continue to incur the expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to sales, we may be unable to recover the expense of our marketing programs and systems and our business, operating results and financial conditions would be adversely affected. In addition, we have in recent years focused our marketing efforts primarily on sales to existing owners, which typically carry a relatively lower marketing cost. If in the future we focus more of our marketing efforts on selling to new customers as opposed to existing owners, our sales and marketing expenses will likely increase.  If that occurs and we are not successful in offsetting the cost increase with greater sales revenue, our operating results and financial condition would be adversely impacted.

We may not be successful in increasing or expanding our fee-based services relationships, and our fee-based service activities, including the POA Sales activities which we commenced during January 2012, may not be profitable, which may have an adverse impact on our results of operations and financial condition.

In July 2009, we began offering fee-based marketing, sales, resort management and other services to third-party developers. During 2012, we continued to expand our fee-based service business, which we believe enables us to leverage our expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. We currently intend for our fee-based services to become an increasing portion of our resorts business over time as they generally produce positive cash flow and typically require less capital investment than our traditional vacation ownership business. We have attempted to structure these activities to cover our costs and generate a profit. However, our fee-based services business remains relatively new and we have limited experience in our pricing and operation. In addition, while our fee-based marketing and sales services do not require us to use our receivable credit facility capacity, our clients do typically have to maintain their own receivable-backed credit facilities. Should our clients not be able to maintain their facilities, our fee-based marketing and sales business could be materially adversely impacted. Alternatively, we could attempt to structure other arrangements where we would utilize our receivable credit facilities in order to provide fee-based marketing and sales services, but this would reduce the credit otherwise available to us. In addition, when we perform fee-based sales and marketing services, we sell VOIs in a resort developed by a third party as an interest in the Bluegreen Vacation Club. This subjects us to a number of risks typically associated with selling products developed by others under your own brand name, including litigation risks. Additionally, demand for the third party resorts may be below our expectations and the third party developers may not satisfy their obligations. While we attempt to mitigate these risks by performing due diligence on the resorts in which we sell VOIs and by typically performing resort management services at those resorts, we may not be successful in mitigating or managing the risks, which may have a material and adverse impact on our results of operations and financial condition.

As part of the expansion of our fee-based service business, during January 2012, we began selling VOI inventory in connection with a new category of sales requiring low levels of capital deployment whereby we acquire VOI inventory from our resorts’ property owner associations (“POAs”) on a non-committed basis, in close proximity to the timing of our selling of such VOIs (“POA Sales”). VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by us at a discount. While we intend to increase our POA Sales efforts in the future and enter into similar arrangements with third-party developers as part of our fee-based services initiative, we may not be successful in increasing our POA Sales or entering into similar arrangements, and in any event these efforts may not result in us achieving improved results.

Risk Factors

(Bluegreen)

Our results of operations and financial condition may be materially and adversely impacted if we do not continue to participate in exchange networks and other strategic alliances with third parties or our customers are not satisfied with the networks in which we participate or our strategic alliances.

As previously described, our participation in exchange networks and other strategic alliances and our Traveler Plus™ program make ownership of our VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at our resorts. A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at over 4,000 participating resorts, based upon availability and the owner payment of a variable exchange fee. During 2012, approximately 8% of our owners utilized the RCI exchange network for an exchange of two or more nights. We also have a joint venture with Shell, called Select Connections™, which currently gives Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after July 1, 2007 access to 23 Shell resorts and provides members of Shell access to Bluegreen Vacation Club resorts. In addition, certain Bluegreen Vacation Club members may use their points for a variety of hotel stays, RV site stays within the “Coast to Coast” network, or various cruise vacations. We also entered into strategic alliance agreements with Choice during January 2013 pursuant to which certain of our resorts will be branded as part of Choice’s Ascend™ Hotel Collection and owners of our VOIs will be entitled to certain privileges, including discounted rates (subject to availability), with respect to Choice’s hotels.  We may not be able to continue to participate in the RCI or Select Connections™ exchange networks at some point in the future. In addition, these networks and our Travelers Plus™ program may not continue to operate effectively, and our customers may not continue to be satisfied with them.  Further, our relationship with Choice may not be well received by our customers or otherwise result in the benefits we expect to derive from the relationship. If any of these events should occur, our results of operations and financial condition may be materially and adversely impacted.

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

We are subject to the risks of the real estate market and the risks associated with real estate development, including the decline in real estate values and the deterioration of other conditions relating to the real estate market and real estate development.

Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including:

•	levels of unemployment;
•	levels of discretionary disposable income;
•	levels of consumer confidence;
•	the availability of financing;
•	overbuilding or decreases in demand;
•	interest rates; and
•	federal, state and local taxation methods.

The adverse trends experienced in the real estate market beginning in 2007 exerted pressure upon us, and have had, and may continue to have, an adverse impact on our operations. Further, while general economic trends have recently shown signs of improvement, a deterioration in general economic conditions or continued adverse conditions in the real estate market would have a material adverse effect on our business.

To the extent we decide to acquire more real estate inventory in the future, the availability of land for development of resort properties at favorable prices at that time will be critical to our profitability and the ability to cover our significant selling, general and administrative expenses, cost of capital and other expenses. If we are unable to acquire such land or resort properties at a favorable cost, it could have an adverse impact on our results of

Risk Factors

(Bluegreen)

operations. While we believe that the property we have purchased at our adjusted carrying amounts will generate appropriate margins, land prices remain significantly below historical levels, and the projects we acquired prior to or during the recent economic downturn may have been purchased at higher price levels than available in the current market.

The profitability of our real estate development activities is also impacted by the cost of construction materials and services. Should the cost of construction materials and services rise, the ultimate cost of our future resorts inventory when developed could increase and have a material, adverse impact on our results of operations.

Adverse outcomes in legal or other regulatory procedures, including claims for development-related defects, could adversely affect our financial condition and operating results.

In the ordinary course of business, we are subject to litigation, legal and regulatory proceedings which result in significant expenses relating to legal and other professional fees. In addition, litigation is inherently uncertain, and adverse outcomes in the litigation and other proceedings to which we are subject could adversely affect our financial condition and operating results.

We engage third-party contractors to construct our resorts.  We also historically engaged third-party contractors to develop our communities. However, our customers may assert claims against us for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. We could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable. In addition, liabilities related to Bluegreen Communities that were not assumed by Southstar in connection with its purchase of substantially all of the assets which comprised Bluegreen Communities on May 4, 2012, including those relating to Bluegreen Communities’ operations prior to the closing of the transaction, remain our responsibility.  See “Item 3. Legal Proceedings” for a description of currently pending legal matters with respect to Bluegreen Communities.  A significant number of claims for development-related defects could adversely affect our liquidity, financial condition and operating results.

We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of our tax returns or those of our subsidiaries may have a material and adverse impact on our financial condition.

The federal government and the states and local jurisdictions in which we operate have enacted extensive regulations that affect the manner in which we market and sell VOIs and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs. Many states, including Florida and South Carolina, where some of our resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Time Sharing Transaction Procedures Act. Most states also have other laws that regulate our activities, such as timeshare project registration laws, real estate licensure laws, mortgage licensure laws, sellers of travel licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and consumer credit laws.

We currently are authorized to market and sell VOIs in all states in which our operations are currently conducted. If our agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew our licenses, render our sales contracts void or voidable, or impose fines on us based on past activities. See “Item 3 – Legal Proceedings.”

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

Risk Factors

(Bluegreen)

or any other legislative measures that may be proposed or enacted in the future may have on our marketing strategies and results. Further, from time to time, complaints are filed against us by individuals claiming that they received calls in violation of the regulation.

Currently, most states have taxed VOIs as real estate, imposing property taxes that are billed to the respective POAs that maintain the related resorts and have not sought to impose sales tax upon the sale of the VOI or accommodations tax upon the use of the VOI. From time to time, however, various states have attempted to promulgate new laws or apply existing laws impacting the taxation of VOIs to require that sales or accommodations taxes be collected. Should new state or local laws be implemented or interpreted to impose sales or accommodations taxes on VOIs, our business could be materially adversely affected.

From time to time, consumers file complaints against us in the ordinary course of our business. We could be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding our activities. We may not remain in material compliance with all applicable federal, state and local laws and regulations, and violations of applicable laws may have adverse implications for us, including negative public relations, potential litigation and regulatory sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity or financial position.

In addition, VOIs may in the future be deemed to be securities under federal or state law and therefore subject to applicable securities regulation, which could have a material adverse effect on us due to, among other things, the cost of compliance with such regulations.

Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our financial condition and operating results.

Under various federal, state and local laws, ordinances and regulations, as well as common law, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances, including mold, located on, in or emanating from property that we own, lease or operate, as well as related costs of investigation and property damage at such property. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease our property or to borrow money using such property or receivables generated from the sale of such property as collateral. Noncompliance with environmental, health or safety requirements may require us to cease or alter operations at one or more of our properties. Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on our operating results and financial condition.

The consolidated financial statements included in the reports we file with the SEC, including this Annual Report on Form 10-K, are, prepared in accordance with GAAP, which involves making estimates, judgments and assumptions. These estimates, judgments and assumptions include, but are not limited to, those related to future cash flows, which in turn are based upon expectations of our performance given current and projected forecasts of the economy in general and the real estate markets. If any estimates, judgments or assumptions change in the future, including in the event the adverse conditions in the real estate market continue for longer than expected or deteriorate further or if our performance does not otherwise meet our expectations, we may be required to record impairment charges against our earnings, which could have a material adverse impact on our operating results and financial condition. In addition, GAAP requirements as to how certain estimates are made may result, for example, in asset valuations which ultimately would not be realized if we were to attempt to sell the asset.

The loss of the services of our key management and personnel could adversely affect our business.

Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff, and we may not be successful in doing so.  As previously described, during January 2012, the SEC filed a lawsuit against BBX Capital and its Chairman and Chief Executive Officer, Alan B. Levan, who also serves as non-executive Chairman of our Board of Directors and Chairman, Chief Executive Officer and President of BFC. The lawsuit alleges violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to

Risk Factors

(Bluegreen)

Mr. Levan. While BBX Capital has disclosed that it believes that it and Mr. Levan fully complied with applicable law, the outcome of this litigation is uncertain.

Our proposed merger with BFC may not be completed on the contemplated terms, or at all.

As previously described, on November 14, 2012, we entered into a merger agreement with BFC, BFC’s subsidiary and Merger Sub, a wholly owned subsidiary of Woodbridge, which provides for Merger Sub to merge with and into Bluegreen, and for Bluegreen to continue as the surviving corporation of the merger and become a wholly owned subsidiary of Woodbridge. Pursuant to the terms of the merger agreement, our shareholders (other than BFC and Woodbridge, and shareholders who exercise their appraisal rights in accordance with Massachusetts law) will receive $10.00 in cash for each share of our common stock that they hold at the effective time of the merger.  There is no assurance that the financing necessary to consummate the merger will be obtained. If the merger is consummated, Bluegreen’s common stock will no longer be listed for trading on the NYSE or registered under the Exchange Act.

There is no assurance that the merger will be consummated on the contemplated terms, or at all. If we are unable to complete the merger for any reason, we would have incurred significant costs without consummating the transaction.  As previously described, we also issued $75.0 million of Notes on March 26, 2013 in connection with the proposed funding of the merger consideration.

As previously described, purported class action lawsuits have been filed in Florida and Massachusetts which seek to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate.  While we believe the actions are without merit and we intend to continue to defend against them vigorously, the outcome of the actions is uncertain.  See “Item 3 – Legal Proceedings” for additional information regarding this litigation.

We are also subject to risks and uncertainties during the pendency of the transaction.  Specifically, in connection with our efforts to complete the merger, we have and may continue to incur substantial costs and divert significant management resources, including with respect to the class action litigation described above.  In addition, the merger agreement contains restrictions on the conduct of our business until the closing of the merger or the termination of the merger agreement.

If the merger is consummated, our common stock will no longer be listed for trading on the NYSE or registered under the Exchange Act.

BFC holds a majority of our outstanding common stock, which may adversely affect the market price of our common stock.

BFC, through Woodbridge, currently owns approximately 53% of the outstanding shares of our common stock. This control position may have an adverse effect on the market price of our common stock. Further, BFC is in a position to control shareholder votes on the election of directors and other matters requiring the approval of holders of a majority of the shares of our issued and outstanding common stock. Approval of our currently proposed merger with BFC required the affirmative vote of holders of at least 66-2/3% of our issued and outstanding common stock and received the affirmative vote of holders of 86% of the issued and outstanding shares of our common stock.

Risk Factors

(BBX Capital)

RISKS RELATED TO BBX CAPITAL

BBX Capital is a separate public company. The following discussion, which was included or is derived from disclosures contained in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2012, which was prepared by BBX Capital’s management and describes the risks that BBX Capital’s management currently believes to be material to BBX Capital’s operations.  References to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries and are not references to BFC or Bluegreen.

Set forth below are the risk factors that BBX Capital believes to be material to its operations.

Our business and operations and the mix of our assets significantly changed as a result of the sale of BankAtlantic to BB&T and our financial condition and results of operations depends on the monetization of our assets at or near their current book values and our results of operations will vary depending upon the timing of such monetization.

As a result of the BB&T Transaction, our business and operations significantly changed from our business and operations prior to the sale of BankAtlantic.  As a consequence, the Company’s financial condition and results of operations will be dependent in the near term, in large part, on our ability to successfully manage and monetize the assets currently held in CAM and BBX Partners and the assets held in FAR which we have been engaged to service, as well as the cash flow we receive based on our interest in FAR.  Additionally, because a majority of FAR’s assets are serviced by a third party servicer, we are also dependent on the ability and efforts of our servicer to efficiently manage and monetize these assets.  Further, nonaccrual loans and real estate are generally not easily salable in the event we decide to liquidate an asset through a sale transaction.  Our financial condition and results of operations will be dependent in the longer term on these factors as well as our ability to successfully invest these cash flows.  If the assets held in CAM and BBX Partners and the assets held in FAR are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, our financial condition and results of operations would be adversely affected, and our ability to successfully pursue our business goals could be adversely affected.  Because a majority of these assets are nonaccrual and otherwise do not generate income on a regular basis, we do not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate.  Accordingly, we expect our revenues and results of operations to vary significantly on a quarterly basis and from year to year.

Our current business strategy includes a substantial investment in Woodbridge in connection with its acquisition of Bluegreen which exposes us to risks inherent in the time-share industry.

BBX Capital’s anticipated investment in Woodbridge would expose it to risks inherent in the time-share industry.  For a discussion of Bluegreen’s risk factors, see “Risks Related to Bluegreen” above.

Our future acquisitions may reduce our earnings, require us to obtain additional financing and expose us to additional risks.

Our business strategy includes investing in or acquiring middle market operating companies and some of these investments and acquisitions may be material. While we will seek investments and acquisitions primarily in companies that provide opportunities for growth, we may not be successful in identifying these opportunities. Investments or acquisitions that we do complete may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long time period, thus causing our results of operations to vary significantly on a quarterly basis and from year to year.  Acquisitions may expose us to additional risks and may have a material adverse effect on our results of operations. Any acquisitions we make may:

•	fail to accomplish our strategic objectives;
•	not perform as expected; and/or
•	expose us to the risks of the business that we acquire.

In addition, we will likely face competition in making investments or acquisitions which could increase the costs associated with the investment or acquisition. Our investments or acquisitions may rely on additional debt or equity financing. The issuance of debt will result in additional leverage which could limit our operating flexibility, and the issuance of equity could result in additional dilution to our then-current shareholders. In addition, such financing could consist of equity securities which have rights, preferences or privileges senior to our Class A Common Stock.

Risk Factors

(BBX Capital)

If we do require additional financing in the future, the financing may not be available when needed or on favorable terms, if at all. Additionally, we do not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation.

We plan to conduct some of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we may be adversely impacted by a joint venture partners' failure to fulfill their obligations.

By using joint ventures, we can reduce the amount we invest in real estate properties.  However, our joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the joint ventures and their properties, we and our joint venture partners may be required to provide financial support.  If joint venture partners do not perform on their obligations, we may incur significant expenditures which may have an adverse effect on our operating results or financial condition.

The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.

The deterioration of economic conditions in the Florida residential real estate market, including the cumulative decline in median home prices in all major metropolitan areas in Florida, and the downturn in the Florida commercial real estate market, resulted in substantial non-performing assets and provision for loan losses. The loans retained by BBX Capital in the BankAtlantic Sale were primarily in the Florida market and adverse changes to the Florida economy or the real estate market may negatively impact BBX Capital’s earnings and financial condition.

Our loan portfolio is concentrated in loans secured by real estate, a majority of which are located in Florida, which makes us susceptible to credit losses from downturns in the real estate market.

Conditions in the United States real estate market deteriorated significantly beginning in 2007, particularly in Florida.  The Company’s loan portfolio is concentrated in commercial real estate loans (most of which are located in Florida), residential mortgages (nationwide), and consumer home-equity loans (mainly in Florida). The Company has a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the Florida real estate markets. At December 31, 2012, 85% of the Company’s loan portfolio based on book value was located in Florida.

An increase in the Company’s allowance for loan losses will result in reduced earnings.

BBX Capital is exposed to the risk that its borrowers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. The Company’s management evaluates the collectability of its loan portfolio and provides an allowance for loan losses that it believes is adequate based upon such factors as:

	•	the risk characteristics of various classifications of loans;

	•	previous loan loss experience;

	•	specific loans that have probable loss potential;

	•	delinquency trends;
a
	•	estimated fair value of the collateral; and
.
	•	current economic conditions;

Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in the Company’s loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect our ability to estimate the losses which may be incurred in its loan portfolio. If BankAtlantic’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, or if we perceive adverse trends that require us to significantly increase our allowance for loan losses in the future, our earnings could be significantly and adversely affected.

Risk Factors

(BBX Capital)

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2012, the Company’s non-performing loans totaled $204.6 million or 69% of our loan portfolio. At December 31, 2012, the Company’s non-performing assets (which include non-performing loans and foreclosed real estate) were $293.2 million or 62% of our total assets. In addition, the Company had approximately $12.8 million in accruing loans that were 31-89 days delinquent at December 31, 2012. Our non-performing assets adversely affect our net income through foreclosure costs, operating expenses and taxes.  Until we monetize these assets, we expect to continue to incur additional losses relating to these non-performing loans and non-performing assets. We record interest income on non-performing loans on a cash basis and generally incur operating losses associated with real estate owned. When we receive the collateral in foreclosures or similar proceedings, we are required to mark the related collateral to the then fair market value, generally based on appraisals of the property obtained by us. These loans and real estate owned also increase our risk profile, and increases in the level of non-performing loans and non-performing assets adversely affect our results of operations and financial condition.  While we seek to manage our nonperforming assets, decreases in the value of these assets or deterioration in our borrowers’ financial condition, which is often impacted by economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of management time.

FAR’s consumer loan portfolio is concentrated in home equity loans collateralized by properties located in South Florida.

The decline in residential real estate prices and higher unemployment throughout Florida over the past several years has resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to adverse conditions in the economy and real estate markets, financial institutions and other lenders have tightened underwriting standards which has limited borrowers’ ability to refinance. These conditions have adversely impacted delinquencies and credit loss trends for home equity loan portfolios.  The majority of FAR’s home equity loans are residential second mortgages that exhibit higher loss severity than residential first mortgages. If home prices remain depressed, FAR may experience higher credit losses from this loan portfolio. Since the collateral for this portfolio consists primarily of second mortgages, it is unlikely that FAR will be successful in recovering all or any portion of its loan proceeds in the event of a default unless FAR is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.

The cost and outcome of pending legal proceedings may impact our results of operations.

The Company and its subsidiaries are currently parties in ongoing litigation which have resulted in significant non-interest expenses relating to legal and other professional fees. Pending proceedings include litigation which has been brought by the SEC, litigation arising out of our workouts and foreclosures, and legal proceedings associated with BankAtlantic’s tax certificate business. While, based on current information, we believe that we have meritorious defenses in these proceedings, we anticipate continued elevated legal and related costs as parties to the actions and the ultimate outcomes of the matters are uncertain. See Item 3. Legal Proceedings for a further discussion regarding the material legal proceedings to which the Company is currently subject.

Adverse market conditions may affect our business and results of operations.

Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing and commercial real estate markets and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of our loans and resulted in significant asset impairments, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets has adversely affected and may continue to adversely affect our business, financial condition and results of operations. Further negative market and economic developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan losses. A worsening of conditions would likely exacerbate the adverse effects of these difficult

Risk Factors

(BBX Capital)

market conditions. In particular, we may experience and may continue to be impacted by the following risks in connection with these events:

•

Our borrowers may be unable to make timely repayments of their loans, or the value of real estate collateral securing the payment of such loans may decrease which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which would increase levels of non-performing loans resulting in significant credit losses, and increased expenses and could have a material adverse effect on our operating results.

•

Disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may adversely impact our ability to borrow funds on favorable terms or at all.

.
	•	Continued asset valuation declines could further increase our credit losses and result in additional impairments.

Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.

The Company’s business, the primary source of repayment for its loans and the real estate collateralizing its loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks, as high unemployment rates, declines in the housing industry and declines in the real estate market have generally been more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a negative impact on our revenues, financial condition and business.  Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans and the value of any collateral held by us, or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

Our recent financial performance may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.

The Company incurred losses from continuing operations of $28.5 million, $59.5 million and $133.5 million during the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

The Company’s ability to fund its operations and investment opportunities may depend on its ability to raise capital in the secondary markets and on its ability to monetize its portfolio of non-performing loans and real estate owned. Its ability to raise additional capital will depend on, among other things, conditions in the financial markets at the time, which are outside of our control, as well as litigation and our financial condition, results of operations and prospects. The failure to obtain capital in amounts needed to fund operations or anticipated investments may have a material adverse effect on our results of operation and financial condition.

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

Risk Factors

(BBX Capital)

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

Provisions in our charter documents and our recently adopted rights agreement may make it difficult for a third party to acquire us and could depress the price of our Class A Common Stock.

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

On February 7, 2013, the Company entered into a Rights Agreement with its stock transfer agent which is designed to preserve certain tax benefits available to the Company. However, because the Rights Agreement provides a deterrent to investors from acquiring a 5% or greater ownership interest in our Class A Common Stock, it may have an anti-takeover effect.

A sustained decline in the Company’s Class A Common Stock price may result in the delisting of its Class A Common Stock from the NYSE.

The Company’s Class A Common Stock currently trades on the NYSE. A listed company would be deemed to be below compliance with the continued listing standards of the NYSE if, among other things, the listed company’s average closing price was less than $1.00 over a consecutive 30 trading day period or, with respect to listed companies with shareholders’ equity of less than $50 million, the listed company’s average market capitalization was less than $50 million over a consecutive 30 trading day period. The NYSE’s market capitalization and equity requirements are based on the Company’s publicly traded stock at the holding company level.   While the Company currently meets all NYSE listing requirements, the Company has from time to time in the past failed to maintain compliance with the trading price and market capitalization standards and may in the future fail to maintain the standards.

The loss of key personnel or the failure to attract and retain highly qualified personnel could adversely affect our operations.

Our performance is largely dependent on the talents and efforts of skilled individuals. Our business operations could be adversely affected if we are unable to retain and motivate our existing employees and attract new employees as needed.  During January 2012, the SEC filed a lawsuit against the Company’s Chairman and Chief Executive Officer, Alan B. Levan, alleging violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Alan Levan. While the Company believes that it and Mr. Levan fully complied with applicable law, the outcome of this litigation is uncertain. In the event Mr. Alan Levan is restricted from serving, or is otherwise unable to serve, as an executive officer and/or director of the Company, the Company and its business, as well as the businesses of its subsidiaries, may be adversely impacted. However, the Company believes that any such adverse impact would be mitigated by the continuation of

Risk Factors

(BBX Capital)

service of other executive officers, including Mr. Abdo, who serves as a director and Vice Chairman of the Company and Jarett S. Levan, President, who previously served as President and CEO of BankAtlantic.  .

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The principal executive offices of BFC and BBX Capital are located at 401 East Las Olas Boulevard, Fort Lauderdale, Florida, 33301.  BBX Capital leases the space pursuant to an office lease with a term of 66 months and an expiration date of June 1, 2018.  BBX Capital has the right to renew the lease for two additional terms of five years commencing on the expiration date. BFC subleases certain of the office space from BBX Capital pursuant to an agreement where BFC reimburses BBX Capital for the costs associated with such space.

Bluegreen’s principal executive office is located in Boca Raton, Florida in approximately 158,838 square feet of leased space. At December 31, 2012, Bluegreen also maintained sales offices at 23 of its resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana. For a description of Bluegreen’s resort properties, please see “Item 1 Business —Products and Services – Vacation Ownership”.

ITEM 3.  LEGAL PROCEEDINGS

BFC and its Wholly Owned Subsidiaries

In the ordinary course of business, BFC and its wholly-owned subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BFC accrued $11.9 million for pending legal proceedings as of December 31, 2012, all of which related to the appraisal rights litigation described below. BFC believes that it has meritorious defenses in the pending legal actions and that reasonably possible losses arising from these pending legal matters, in excess of the amounts currently accrued, if any, will not have a material impact on BFC’s financial statements. However, due to the significant uncertainties involved in these legal matters, the actual losses which may be incurred by BFC cannot be predicted.

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida

Under Florida law, holders of shares of Class A Common Stock of Woodbridge Holdings Corporation (“WHC”) who did not vote to approve BFC’s 2009 merger with WHC, which was consummated during September 2009, and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge Holdings, LLC, the successor to WHC (“Woodbridge”), provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock.  Under Florida law, Woodbridge thereafter commenced the appraisal rights action.  In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders. On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders.  As a result, the $4.6 million liability was increased to approximately $7.5 million as of September 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded. On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the dissenting shareholders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter 2012 to $11.9 million as of December 31, 2012. Woodbridge intends to appeal the courts’ ruling with respect to its fair value determination and the award of legal fees and costs and anticipates posting a bond in connection with the appeal. The outcome of the appeal is uncertain.

In Re Bluegreen Corporation Shareholder Litigation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to the previously proposed 2011 merger between BFC and Bluegreen were filed against Bluegreen, the members of Bluegreen’s board of directors, BFC and BXG Florida Corporation, a wholly owned subsidiary of Woodbridge formed for purposes of the merger (“Merger Sub”). As described below, four of these lawsuits have been consolidated into a single action in Florida, and the other three lawsuits have been consolidated into a single action in Massachusetts and stayed in favor of the Florida action. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits, captioned and styled Ronald Kirkland v. Bluegreen Corporation et al. (filed on November 16, 2011); Richard Harriman v. Bluegreen Corporation et al. (filed on November 22, 2011); Alfred Richner v. Bluegreen Corporation et al. (filed on December 2, 2011); and BHR Master Fund, LTD et al. v. Bluegreen Corporation et al. (filed on February 13, 2012), were consolidated into an action styled In Re Bluegreen Corporation Shareholder Litigation. On April 9, 2012, the plaintiffs filed a consolidated amended class action complaint which alleged that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. In the complaint, the plaintiffs also alleged that BFC breached its fiduciary duties to Bluegreen’s minority shareholders and that Merger Sub aided and abetted the alleged breaches of fiduciary duties by Bluegreen’s directors and BFC. In addition, the complaint included allegations relating to claimed violations of Massachusetts law. The complaint sought declaratory and injunctive relief, along with damages and attorneys’ fees and costs. On September 13, 2012, Bluegreen’s motion to dismiss the action was denied. Bluegreen subsequently answered the complaint.

Following the public announcement of the termination of the 2011 merger agreement and the entry into the currently proposed merger agreement, the plaintiffs in the Florida action filed a motion for leave to file a supplemental complaint on November 28, 2012 in order to challenge the structure of, and consideration contemplated to be received by Bluegreen’s shareholders in, the currently proposed merger.  On November 30, 2012, the Florida court granted the plaintiffs’ motion and the supplemental complaint was deemed filed as of that date.   The supplemental complaint alleges that the merger consideration remains inadequate and continues to be unfair to Bluegreen’s minority shareholders.

The three Massachusetts lawsuits were filed in the Superior Court for Suffolk County in the Commonwealth of Massachusetts and styled as follows: Gaetano Bellavista Caltagirone v. Bluegreen Corporation et al. (filed on November 16, 2011); Alan W. Weber and J.B. Capital Partners L.P. v. Bluegreen Corporation et al. (filed on November 29, 2011); and Barry Fieldman, as Trustee for the Barry & Amy Fieldman Family Trust v. Bluegreen Corporation et al. (filed on December 6, 2011). In their respective complaints, the plaintiffs alleged that the individual director defendants breached their fiduciary duties by agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration. The Fieldman and Weber actions contained the same claim against BFC. In addition, the complaints included claims that Merger Sub, in the case of the Fieldman action, BFC and Merger Sub, in the case of the Caltagirone action, and Bluegreen, in the case of the Weber action, aided and abetted the alleged breaches of fiduciary duties. On January 17, 2012, the three Massachusetts lawsuits were consolidated into a single action styled In Re Bluegreen Corp. Shareholder Litigation, which is presently stayed in favor of the Florida action.

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

Reserves are accrued for matters in which Bluegreen believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of December 31, 2012, Bluegreen has accrued $2.3 million for matters which Bluegreen believes meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Management of Bluegreen is not at this time able to estimate a range of reasonably possible losses with respect to these matters in which it is reasonably possible that a loss will occur. In certain matters, Bluegreen is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs’ have not quantified or factually supported the claim.

Bluegreen believes that liabilities arising from the litigation and regulatory matters discussed below, in excess of the amounts currently accrued, if any, will not have a material impact on its financial statements.

Bluegreen Resorts

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division

issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The State of Tennessee Department of Revenue confirmed that we had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but has taken the position that we owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011, we filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against us by the State of Tennessee Department of Revenue.  Discovery matters relative to the litigation are ongoing.

In Case No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, during 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. We maintained that our decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and that we are therefore entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that we breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. We filed a notice of appeal with the First District Court of Appeal seeking to appeal the trial court’s decision. The escrow deposit and all accrued interest have been placed in the appropriate Court registry pending the outcome of the appeal. In January 2013 an Amended Final Judgment was issued finding us in breach of contract and awarding the plaintiff entire deposit plus accrued interest. We raised legal issues with aspects of Amended Final Judgment by filing Motion for Reconsideration with the court. We subsequently filed a Motion for Reconsideration with the Court.  Before the Court rendered a response to our Motion, the matter was settled pursuant to an agreement under which we received approximately $145,000 of the disputed deposit amount with the balance distributed to the plaintiff.

The Office of the Attorney General for the State of Florida (the “AGSF”) advised us that it had accumulated a number of consumer complaints since 2004 related to timeshare sales and marketing, and requested that we propose a resolution on a collective basis of any outstanding complaints. The AGSF also requested that we enter into a written agreement. We have determined that many of the identified complaints were previously addressed and/or resolved.  On May 24, 2012, the parties entered into a written agreement establishing a process for determining consumer eligibility for relief (including, where applicable, monetary restitution) and providing a timeframe through August 24, 2012 to resolve identified customer complaints. We have resolved most of the identified customer complaints and the AGSF advised us that it regards the formal portion of the matter closed; however, the terms of the written agreement require us to address any new customer complaints that arise in the ordinary course of business through late 2013.

Bluegreen Communities

The matters described below relate to Bluegreen Communities’ business. As described above and further in Note 10, we sold substantially all of the assets which comprised Bluegreen Communities to Southstar on May 4, 2012. However, Southstar did not assume the liabilities related to the matters described below in connection with the transaction, and we therefore remain responsible for these matters and any liabilities resulting from them.

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, was the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. On January 17, 2013, the trial court issued a partial judgment on remand.  In its partial judgment, the trial court entered judgment on the issues rendered by the Court of Appeals and the Texas Supreme Court; including a finding that Bluegreen’s filing of restrictive covenants that attempted to prevent or restrict mineral development was a breach of a duty owed to the non-executive mineral rights owners.  As such, the trial court canceled and declared void the section of the restrictive covenants preventing mineral development. However, the trial court also declared that the remaining provisions of the restrictive covenants remain in full force, and the filing of the restrictive covenants by Bluegreen was not a breach of contract.  The trial court also held that the claims by the plaintiffs for reformation of the original deeds dealing with the quantum of mineral reserved therein should be severed from this case and proceed to a separate trial, which is currently scheduled to begin in October 2013.

Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. During mediation held in June 2012, Southwest and the named plaintiffs (Lesley) reached agreement to settle their disputes with Southwest agreeing to pay Lesley $200,000 for dismissal of their claims.  Similarly, during the same mediation Southwest settled with seven of the lot owners claiming diminution of lot values for $5,000 collectively.  Since that time, Southwest has also settled the claims of several other lot owners for a total of $2,000.  However, settlement has not been reached with the other landowners possessing reserved mineral rights, nor with the majority of lot owners who filed the cross-claim against Southwest. The trial court has set a trial date of October 7, 2013 for this matter. Southwest intends to vigorously defend itself with respect to the pending matters.

In addition to the legal proceedings described above for Bluegreen, see “In Re Bluegreen Corporation Shareholder Litigation” above, which describes the pending litigation relating to Bluegreen’s proposed merger transaction with BFC.

BBX Capital

BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BankAtlantic’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company.  Discovery is on-going, and the case is currently set for trial during the two-week period beginning on August 26, 2013. BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

In re:  New Jersey Tax Sales Certificates Antitrust Litigation v. BBX Capital Corporation f/k/a BankAtlantic Bancorp, Inc., Fidelity Tax, LLC, Gary I. Branse, Michael Deluca and BB&T Corporation, and multiple other individuals and entities who purchased New Jersey tax certificates between 1998 to February 2009, Case No.12-CV-01893-MAS-TJB, United States District Court, District of New Jersey (Trenton)

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  BBX Capital and Fidelity Tax were served with the complaint January 8, 2013.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009, all in violation of the Sherman Act, 15 U.S.C. Section 1, the New Jersey Antitrust Act, N.J.S.A. 56:9-3, and the New Jersey Tax Lien Law, N.J.S.A. Section 54:5-1.  During this time period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:

•

Holders of our Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. If the number of shares of Class B Common Stock outstanding decreases to 500,000 shares, the fixed voting percentages will be eliminated, and holders of our Class A Common Stock and holders of our Class B Common Stock will each be entitled to one vote per share.

•	Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

In addition to any other approval required by Florida law, the voting structure described in the first bullet point above may not be amended without the approval of holders of a majority of the outstanding shares of our Class B Common Stock, voting as a separate class.

Market Information

Our Class A Common Stock is quoted on the OTCQB market tier of the OTC Markets (“OTCQB”) under the ticker symbol “BFCF.” Our Class B Common Stock is quoted on the OTCQB under the ticker symbol “BFCFB.”

The following table sets forth, for the indicated periods, the high and low trading prices for our Class A Common Stock and Class B Common Stock as quoted on the OTCQB. .

	Class A Common Stock		Class B Common Stock
	High	Low	High	Low
Calendar Year 2011
First quarter	$0.49	$0.31	$0.45	$0.31
Second quarter	0.43	0.28	0.40	0.26
Third quarter	0.41	0.29	0.51	0.26
Fourth quarter	0.75	0.26	0.65	0.30

Calendar Year 2012
First quarter	$0.56	$0.32	$0.60	$0.25
Second quarter	0.78	0.47	1.08	0.40
Third quarter	0.86	0.56	0.73	0.60
Fourth quarter	1.49	0.70	1.40	0.58

Holders

On March 26, 2013, there were approximately 666 record holders of our Class A Common Stock and approximately 418 record holders of our Class B Common Stock.

Dividends

BFC has never paid cash dividends on its Class A Common Stock or Class B Common Stock.  Future declaration and payment of cash dividends with respect to BFC’s Common Stock, if any, will be determined in light of the then-current financial condition of BFC and other factors deemed relevant by the board of directors of BFC.

See the “BFC-Liquidity and Capital Resources” section of “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the ability of BBX Capital and Bluegreen to pay dividends to holders of their capital stock, including BFC.

Issuer Purchases of Equity Securities

On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares have been repurchased under the current program.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2008 through 2012.  Certain selected financial data presented below is derived from our consolidated financial statements.  This table is a summary and should be read in conjunction with the consolidated financial statements and related notes thereto include in Item 8 of this Annual Report on Form 10-K.

			As of and for the Years Ended December 31,
			2012	2011	2010	2009	2008
			(Dollars in thousands, except for per share data)
Statements of Operations Data:
	Total revenues		$485,955	445,428	431,699	104,033	96,460

	Total cost and expenses		467,303	477,498	581,070	424,877	271,815

Gain on bargain purchase of investment in Bluegreen			-	-	-	184,642	-
Gain (loss) on settlement of investment in subsidiary			-	10,690	(977)	29,679	-
Gain on extinguishment of debt			29,875	11,625	13,049	-	-
Equity in earnings (loss) from unconsolidated affiliates			467	1,256	(851)	33,381	15,064
Impairment of unconsolidated affiliates			-	-	-	(31,181)	(96,579)
Impairment of other investments			-	-	-	(2,396)	(15,548)
Investment gains			9,307	-	-	6,654	2,076
Other income			2,161	1,837	2,687	3,104	7,743
Income (loss) from continuing operations before income taxes			60,462	(6,662)	(135,463)	(96,961)	(262,599)
Less: Provision (benefit) for income taxes			16,225	1,775	9,215	(65,139)	(8,265)
Income (loss) from continuing operations			44,237	(8,437)	(144,678)	(31,822)	(254,334)
Income (loss) from discontinued operations, net of income taxes			267,863	(11,069)	(35,509)	(59,717)	(74,277)
Extraordinary gain, net of income taxes			-	-	-	-	9,145
Net (loss) income			313,100	(19,506)	(180,187)	(91,539)	(319,466)
Less: Net income (loss) attributable to noncontrolling interests			146,085	(8,236)	(76,339)	(120,611)	(260,567)
Net income (loss) attributable to BFC			166,015	(11,270)	(103,848)	29,072	(58,899)
Preferred Stock dividends			(188)	(750)	(750)	(750)	(750)
Net income (loss) allocable to common stock			$165,827	(12,020)	(104,598)	28,322	(59,649)

Common Share Data (1), (2)
Basic (loss) earnings per share of common stock:
	Earnings (loss) per share from continuing operations		$0.26	(0.09)	(1.13)	1.04	(1.12)
	Earnings (loss) per share from discontinued operations		1.88	(0.07)	(0.26)	(0.55)	(0.40)
	Earnings per share from extraordinary items		-	-	-	-	0.20
	Net earnings (loss) per share of common stock		$2.14	(0.16)	(1.39)	0.49	(1.32)

Diluted (loss) earnings per share of common stock:
	Earnings (loss) per share from continuing operations		$0.25	(0.09)	(1.13)	1.04	(1.12)
	Earnings (loss) per share from discontinued operations		1.84	(0.07)	(0.26)	(0.55)	(0.42)
	Earnings per share from extraordinary items		-	-	-	-	0.20
	Net earnings (loss) per share of common stock		$2.09	(0.16)	(1.39)	0.49	(1.32)

Basic weighted average number of
common shares outstanding			77,142	75,790	75,379	57,235	45,097
Diluted weighted average number of
common shares outstanding			79,087	75,898	75,379	57,235	45,097

		As of December 31,
		2012	2011	2010	2009	2008
Balance Sheet Data (at period end):		(Dollars in thousands)
	Loans, loans held for sale
	and notes receivable, net	$804,420	3,015,673	3,614,455	3,963,086	4,317,645
	Inventory	196,749	213,325	265,319	384,007	268,763
	Securities	3,824	109,547	556,842	467,520	979,417
	Total assets	1,547,188	4,778,155	5,813,066	6,042,101	6,395,582
	Deposits	-	3,279,852	3,891,190	3,948,818	3,919,796
	Securities sold under
	agreements to repurchase,
	federal funds purchased and
	other short term borrowings	-	-	22,764	27,271	279,726
	BB&T preferred interest in FAR, LLC	196,877	-	-	-	-
	Other borrowings (3)	621,832	1,063,947	1,428,966	1,350,393	1,544,531
	BFC Shareholders' equity	298,967	121,534	144,665	246,876	112,867
	Noncontrolling interests	208,822	63,276	78,256	159,312	262,554
	Total equity	507,789	184,810	222,921	406,188	375,421

(1)	Since its inception, BFC has not paid any cash dividends on its common stock.
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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include direct or indirect controlling interests in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and Bluegreen Corporation and its subsidiaries (“Bluegreen”). We currently hold shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing an approximately 75% voting interest and 53% equity interest in BBX Capital.  BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida. As described in further detail below under “Recent Developments – Sale of BankAtlantic,” on July 31, 2012, BBX Capital completed its sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic. Following the sale of BankAtlantic to BB&T, BBX Capital has managed, and plans to continue to manage, the assets retained by it in the sales transaction and engage in investments in real estate and other business opportunities as well as specialty finance activities over time as such assets are monetized.  In addition, as described in further detail below under “Recent Developments – Proposed Bluegreen Merger,” it is contemplated that BBX Capital will invest $71.75 million in our subsidiary, Woodbridge Holdings, LLC (“Woodbridge”), upon consummation of Woodbridge’s acquisition of Bluegreen, in exchange for a 46% equity interest in Woodbridge.  We will continue to hold the remaining 54% of Woodbridge’s outstanding equity interests.

We currently hold shares of Bluegreen’s common stock representing approximately 54% of the issued and outstanding shares of such stock. Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others, in which case Bluegreen earns fees for providing such services. Bluegreen also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of VOIs, which provides significant interest income to Bluegreen.  As described in further detail below under “Recent Developments – Proposed Bluegreen Merger,” we are currently party to a merger agreement with Bluegreen which provides for the acquisition of Bluegreen by Woodbridge in a cash merger.

BFC also holds interests in other investments and subsidiaries as described herein.  In addition, BFC held a significant investment in Benihana Inc. (“Benihana”) until the acquisition of Benihana by Safflower Holdings Corp. (“Safflower”) during August 2012.

As of December 31, 2012, we had total consolidated assets of approximately $1.5 billion and shareholders’ equity attributable to BFC of approximately $299.0 million. Net income attributable to BFC for the year ended December 31, 2012 was approximately $166.0 million, including a gain on sale of BankAtlantic of approximately $293 million. Net loss attributable to BFC was approximately $11.3 million and $103.8 million for the years ended December 31, 2011 and 2010, respectively.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. However, in the short-term, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole. In addition to the currently proposed merger with Bluegreen, we expect to consider other opportunities that could alter our ownership in our affiliates.  We may also seek to make opportunistic investments outside of our existing portfolio.  However, we do not currently have pre-determined parameters as to the industry or structure of any future investment. In furtherance of our goals, we will continue to evaluate various financing transactions, including raising additional debt or equity as well as other alternative sources of new capital.

The following events had a significant financial impact on BFC during 2012:

•

On July 31, 2012, BBX Capital completed the sale to BB&T of all of the shares of BankAtlantic.  In connection with such transaction, BFC, by virtue of its 53% economic ownership interest in BBX Capital,  recognized a gain on sale of approximately $293.4 million;

•

During August 2012, Benihana was acquired by Safflower in a cash merger pursuant to which Benihana’s shareholders received $16.30 in exchange for each share of Benihana’s common stock that they held at the effective time of the merger.  BFC received approximately $24.5 million in exchange for the 1,505,330 shares of Benihana’s common stock that it held;

•	On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its residential communities business, Bluegreen Communities, for a purchase price of $29.0 million in cash;
•	During April 2012, BFC’s 5% Cumulative Preferred Stock was re-classified as a liability at its estimated fair value of approximately $11.5 million;
•

During April 2012, BFC recognized a $29.9 million deferred gain on settlement of investment in subsidiary relating to the settlement of the debt of its wholly-owned subsidiary, Carolina Oak Homes, LLC (“Carolina Oak”); and

•

During January 2012, BFC’s wholly owned subsidiary, Cypress Creek Holdings, LLC (“Cypress Creek Holdings”) sold the office building it owned for approximately $10.8 million and recognized a gain of approximately $4.4 million in connection with the sale.

•

During 2012, the liability accrual for the appraisal rights litigation related to BFC’s 2009 merger with Woodbridge was increased by $7.3 million (from $4.6 million at December 31, 2011 to $11.9 million at December 31, 2012) to reflect the presiding court’s fair value determination and award of legal fees and pre and post judgment interest to the dissenting shareholders.

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2012, BFC had an approximately 53% economic ownership interest in BBX Capital and, through Woodbridge, an approximately 54% economic ownership interest in Bluegreen.

We currently report the results of our business activities through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and Florida Asset Resolution Group.

Discontinued operations include BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components, Bluegreen Communities, Core’s commercial leasing projects, and Cypress Creek Holdings.  See Note 5 to the consolidated financial statements included in Item 8 of this report for additional information regarding discontinued operations.

Recent Events

Proposed Bluegreen Merger

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen (the “2011 merger agreement”).  Pursuant to the terms of the 2011 merger agreement and subject to the conditions set forth therein, if the merger contemplated by the 2011 merger agreement (the “2011 merger”) had been consummated, Bluegreen would have become a wholly-owned subsidiary of BFC, and Bluegreen’s shareholders (other than BFC) would have been entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger.  Consummation of the 2011 merger was subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. Due to the inability to satisfy all required closing conditions, specifically the listing of BFC’s Class A Common Stock on a national securities exchange, effective November 14, 2012, the parties agreed to terminate the 2011 merger agreement and entered into the 2012 merger agreement described below.

On November 14, 2012, BFC and Woodbridge entered into a new definitive merger agreement with Bluegreen (the “2012 merger agreement”) providing for the acquisition of Bluegreen by Woodbridge in a cash merger (the “2012 merger”) pursuant to which Bluegreen’s shareholders (other than BFC, directly or indirectly through Woodbridge, and shareholders of Bluegreen who duly exercise appraisal rights in accordance with Massachusetts law) will receive consideration of $10.00 in cash for each share of Bluegreen’s common stock that they hold at the effective time of the merger.  Consummation of the 2012 merger is subject to, among other things, the parties’ obtaining the financing necessary to consummate the transaction.  The aggregate merger consideration is expected to be approximately $150 million.  If the 2012 merger is consummated, Bluegreen will become a wholly owned subsidiary of Woodbridge, and Bluegreen’s common stock will no longer be listed for trading on the NYSE or registered under the Exchange Act.

In connection with the financing of the 2012 merger, BFC and BBX Capital entered into a letter agreement relating to a proposed investment by BBX Capital of $71.75 million in Woodbridge. It is contemplated that the proposed investment, which is subject to the execution of definitive agreements by BBX Capital and BFC, would be made by BBX Capital at the effective time of the merger in exchange for a 46% equity interest in Woodbridge. BFC would continue to hold the remaining 54% of Woodbridge’s equity interests. It is anticipated that BBX Capital’s investment in Woodbridge will consist of approximately $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of approximately $11.75 million. The cash proceeds from the investment are expected to be utilized to pay a portion of the aggregate merger consideration. It is also contemplated that, in connection with the investment, Woodbridge’s operating agreement will be amended to set forth BFC’s and BBX Capital’s respective rights as members of Woodbridge following the investment and provide, among other things, for unanimity on certain specified “major decisions.”

On March 26, 2013, Bluegreen issued $75 million of senior secured notes in a private transaction, the proceeds of which will be used to fund a portion of the merger consideration.  To the extent that Bluegreen uses its resources to fund a portion of the merger consideration, BFC anticipates that its shareholders’ equity will be reduced accordingly.  See the “Bluegreen Resorts Liquidity” section below for further information regarding this financing transaction. There is no assurance that the 2012 merger will be consummated on the contemplated terms, or at all.

Following the announcement of the 2011 merger agreement, seven purported class action lawsuits were filed seeking to enjoin the 2011 merger or, if it was completed, to recover relief as determined by the applicable presiding court. Four of these lawsuits were filed in Florida and have been consolidated into a single action. The other three lawsuits, which were filed in Massachusetts, have also been consolidated into a single action, which has been stayed in favor of the consolidated action in Florida. Following the announcement of the termination of the 2011 merger agreement and entry into the 2012 merger agreement, the plaintiffs in the Florida action filed a supplemental complaint alleging that the consideration to be received by Bluegreen’s shareholders pursuant to the 2012 merger agreement remains inadequate and continues to be unfair to Bluegreen’s minority shareholders. See “Item 3 – Legal Proceedings” for additional information regarding the litigation.

Sale of Bluegreen Communities

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its residential communities business, Bluegreen Communities, to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), of its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement. Southstar sold one of such parcels during 2012 and paid to Bluegreen the proceeds of the sale to which Bluegreen was entitled, which was insignificant.  Assets excluded from the sale included primarily Bluegreen’s Communities notes receivable portfolio. Bluegreen Communities is classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements. See Note 5 to the consolidated financial statements included herein for additional information regarding discontinued operations.

Benihana’s Acquisition by Safflower

As previously described, BFC held a significant investment in Benihana prior to the merger between Benihana and Safflower during August 2012.  Pursuant to the merger agreement, Safflower acquired Benihana for a cash purchase price of $16.30 per share of Benihana’s common stock.  BFC received approximately $24.5 million in exchange for the 1,505,330 shares of Benihana’s common stock that it held at the effective time of the transaction.

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

Sale of BankAtlantic

On July 31, 2012 BBX Capital completed the sale to BB&T Corporation (“BB&T”) of all of the shares of BankAtlantic (the sale and related transactions, the “BankAtlantic Sale”).  In connection with the BankAtlantic Sale, BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units are reported as discontinued operations for the years ended December 31, 2012 and 2011. BBX Capital’s activities during each of the years in the three year period ended December 31, 2012 consisted of managing a commercial loan portfolio which included construction, residential development, land acquisition and commercial business loans. The activities of managing these loan portfolios included renewing, modifying, increasing, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

Pursuant to the terms of the BB&T Agreement, prior to the closing of the Transaction BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million at July 31, 2012 (the date the BB&T transaction was consummated). FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding TruPs obligations, as described in further detail below. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  Under the terms of the Amended and Restated Limited Liability Company of FAR, which was entered into by BBX Capital and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR.  It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preference amount within seven years. As such, FAR is considered a variable interest entity (“VIE”) and in accordance with the applicable guidance for VIE’s, BBX Capital, as the primary beneficiary, is required to consolidate the financial statements of FAR. BB&T’s preferred interest in FAR was $197 million as of December 31, 2012.

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

In connection with the BankAtlantic Sale, BFC recognized a gain on sale of approximately $293.4 million, including approximately $2.8 million of purchase accounting adjustments related to BFC’s acquisitions during 2008 of shares of BBX Capital’s Class A Common Stock which were accounted for as step acquisitions under the purchase method of accounting then in effect.

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

As a result of their respective historic direct and indirect ownership interests in BankAtlantic, both BBX Capital and BFC were unitary savings and loan holding companies subject to examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Effective July 31, 2012, BBX Capital and BFC were released from registration as savings and loan holding companies because, as a result of the Transaction, they no longer directly or indirectly control a financial institution.  As such, both BBX Capital and BFC are no longer subject to regulation by the Federal Reserve or restrictions applicable to financial institution holding companies.

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

For the Years Ended December 31,
	2012	2011	2010

Income (loss) from continuing operations, net of taxes	$44,237	(8,437)	(144,678)
income (loss) from discontinued operations, net of taxes	267,863	(11,069)	(35,509)
Net income (loss)	312,100	(19,506)	(180,187)
Less: Net income (loss) attributable to noncontrolling interests	146,085	(8,236)	(76,339)
Net income (loss) attributable to BFC	166,015	(11,270)	(103,848)
5% Preferred stock dividends	(188)	(750)	(750)
Net income (loss) allocable to common stock	$165,827	(12,020)	(104,598)

The Company reported consolidated net income attributable to BFC of $166.0 million in 2012, which included a $293 million gain realized in connection with BBX Capital’s sale of BankAtlantic (which gain is included in discontinued operations).  Net loss attributable to BFC for the years ended December 31, 2011 and 2010 of $11.3 million and $103.8 million, respectively.  Discontinued operations include the results of BankAtlantic’s community banking, investment, capital services and tax certificate reporting units, including the gain on sale of BankAtlantic of approximately $293 million, as well as Bluegreen Communities, Core’s commercial leasing projects, and Cypress Creek Holdings.  See Note 5 to our consolidated financial statements included in Item 8 of this report for additional information about our discontinued operations. The 5% preferred stock dividend represents the dividend obligations of the Company with respect to its mandatorily redeemable 5% Cumulative Preferred Stock.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at December 31, 2012 and 2011 were $1.5 billion and $4.8 billion, respectively.  The primary changes in components of total assets are summarized below:

•	Decrease in total assets of $3.3 billion as a result of the sale of BankAtlantic to BB&T during July 2012;
•

Decrease in securities available for sale reflecting the sales of Benihana’s Common Stock during July and August 2012 and subsequent disposition of the remaining shares of Benihana’s Common Stock held by us in connection with the acquisition of Benihana by Safflower during August 2012.  In connection with the share sales and the merger, we received aggregate proceeds of approximately $25.8 million and recognized a gain of approximately $9.3 million; and

•

During September 2012, Bluegreen completed a private offering and sale of investment-grade, timeshare loan-backed notes for gross proceeds of $100.0 million, which were used in part to repay in full Bluegreen’s BB&T Purchase Facility and Bluegreen’s 2008 Liberty Bank Facility.  Additional availability in excess of $60 million under Bluegreen’s existing receivable-backed credit facilities was created as a result of this securitization transaction.

•	Total liabilities at December 31, 2012 and 2011 were $1.0 billion and $4.6 billion, respectively. The primary changes in components of total liabilities are summarized below:

•	Decrease in total liabilities of $3.6 billion as a result of the sale of BankAtlantic to BB&T during July 2012;
•

In connection with its sale of BankAtlantic, BBX Capital issued to BB&T a $285 million preferred interest in FAR in exchange for BB&T’s assumption of BBX Capital’s TruPS obligations. BB&T’s preferred interest in FAR was paid down to $197 million at December 31, 2012 from cash contributed to FAR in connection with the BankAtlantic Sale as well as net cash inflows from FAR assets;

•

Increase in shares subject to mandatory redemption of $11.8 million representing the April 2012 reclassification of BFC’s 5% cumulative preferred stock to a liability, together with accrued interest; and

•	During April 2012, BFC recognized a $29.9 million deferred gain on settlement of investment in subsidiary relating to the settlement of Carolina Oak’s debt.

Noncontrolling Interests

The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	December 31,
	2012	2011

BBX Capital	$113,425	(7,906)
Bluegreen	62,186	39,489
Joint ventures	33,211	31,693
Total noncontrolling interests	$208,822	63,276

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Year Ended December 31,
	2012	2011	2011

Cash flows provided by operating activities	$157,191	219,729	266,857
Cash flows (used in) provided by investing activities	(752,039)	682,605	409,708
Cash flows used in financing activities	(26,260)	(638,047)	(397,949)
Net (decrease) increase in cash and cash equivalents	$(621,108)	264,287	278,616

Cash Flows from Operating Activities – The decrease in cash flows from operating activities during 2012 compared to 2011 primarily reflects a decline in proceeds on  the sales of loans held for sale  and lower interest income on VOI notes receivable due to  a decreasing portfolio balance partially offset by higher cash from VOI sales and fee-based services revenue.

The decrease in cash flows from operating activities during 2011 compared to 2010 primarily reflects a decline in proceeds on the sales of loans and net interest income as well as lower customer fee income, partially offset by the generation of more cash from VOI sales and fee-based services, and a reduction of inventory development spending.

Cash Flows from Investing Activities – The decrease in cash flows from investing activities during 2012 compared to 2011 primarily resulted from BBX Capital’s sale of BankAtlantic during July 2012 and lower proceeds from the sales of securities available for sale.

The increase in cash flows from investing activities during 2011 compared to 2010 resulted primarily from maturities of short-term securities available for sale and a decrease in the purchase of securities available for sale, partially offset by cash outflows from the sale of BankAtlantic’s Tampa branches and Bluegreen’s expenses related to upgrading certain of its information technology.

Cash Flows from Financing Activities – The decrease in cash flows used in financing activities during 2012 compared to 2011 primarily resulted from a net increase in deposits and lower repayments of borrowers due to BBX Capital’s sale of BankAtlantic during July 2012 and a net increase in Bluegreen’s receivable-backed debt partially offset by the repayment of lines-of-credit facilities and the full repayment of Bluegreen’s H4BG Communities Facility.

The increase in cash flows used from financing activities during 2011 compared to 2010 resulted primarily from deposit outflows at BankAtlantic. In order to improve regulatory capital ratios, BankAtlantic reduced its assets by decreasing its public deposit, short-term borrowings and FHLB advances. The decrease in cash flows used from financing activities was partially offset by lower payments required to service Bluegreen’s lines of credit and notes payable.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. On an ongoing basis, management evaluates its estimates, including those that relate to the determination of the allowance for loan losses, the estimated future sales value of inventory, the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting, the recovery of the carrying value of real estate inventories, the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets, the evaluation of goodwill, the valuation of securities, as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the determination of the fair value of assets and liabilities in the application of the acquisition method of accounting, the estimate of contingent liabilities related to litigation and other claims and assessments, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) revenue recognition and inventory cost allocation; (ii) the carrying value of completed VOI inventory; (iii) the carrying value of VOIs held for and under development; (iv) allowance for credit and loan losses, including with respect to notes receivable secured by VOIs; (v) the impairment of long-lived assets, including intangible assets; and (vi) the valuation of Bluegreen’s notes receivable which for accounting purposes were treated as having been acquired by BFC during 2009 in connection with our purchase of additional shares of Bluegreen’s common stock at that time.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially and adversely impacted.

Revenue Recognition and Inventory Cost Allocation

Sales of Real Estate

In accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Codification Standards (“ACS”) 970-605, Real Estate-Revenue Recognition, we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and Bluegreen has completed substantially all of its obligations with respect to any development related to the real estate sold. Bluegreen believes that it uses a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of Bluegreen’s policies regarding the estimation of credit losses on Bluegreen’s notes receivable below. Should Bluegreen become unable to reasonably estimate the collectability of its receivables, Bluegreen may have to defer the recognition of sales and Bluegreen’s results of operations could be negatively impacted. Under timeshare accounting rules, the buyer’s minimum cash down payment towards the purchase of Bluegreen’s VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type or value of sales incentives that Bluegreen provides to buyers of its VOIs may increase the number of VOI sales being deferred or extend the period during which a sale is deferred, which could materially adversely impact Bluegreen’s results of operations.

In cases where development has not been substantially completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting. Should Bluegreen’s estimates of the total anticipated cost of completing projects increase, Bluegreen may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time than expected, which could materially adversely impact Bluegreen’s results of operations.

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

As a result of the sale of substantially all of the assets that comprised Bluegreen Communities in May 2012, the revenues of Bluegreen Communities, including homesite sales, are included within the results of discontinued operations for all periods presented in our consolidated statements of operations contained in this Annual Report.

Fee-Based Sales Commissions and Other Revenue

In addition to sales of real estate, Bluegreen also generates revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized when:
Fee-based sales commissions.............................................................	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has expired.

Resort management and service fees ............................................	Management services are rendered.(1)

Resort title fees ...............................................................	Escrow amounts are released and title documents are completed.
Rental and sampler program..................................................................	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort fee-based services.”

(1)

In connection with Bluegreen’s management of the property owners’ associations, among other things, Bluegreen acts as agent for the property owners’ association to operate the resort as provided under the management agreement. In certain cases, the personnel at the resorts are Bluegreen employees. The property owners’ association bears all of the economic costs of such personnel and generally pays us in advance of, or simultaneously with, the payment of payroll. In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

Carrying Value of Completed VOI Inventory.  Bluegreen carries its completed VOIs at the lower of i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or ii) estimated fair value, less costs to sell.

Carrying Value of VOIs Held for Development and Under Development and Long-Lived Assets. Bluegreen evaluates the recovery of its long-lived assets, and Bluegreen’s undeveloped real estate properties or real estate properties under development, if certain trigger events occur. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair value.

Allowance for Credit and Loan Losses

Allowance for Credit Losses on Bluegreen’s VOI Notes Receivable. Bluegreen records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time Bluegreen recognizes a timeshare sale. Bluegreen estimates uncollectible VOI notes receivable based on historical uncollectibles for similar VOI notes receivable over the applicable historical period, using a technique referred to as a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes.

Bluegreen also considers certain qualitative data, including the aging of the respective receivables, current default trends by origination year, current economic conditions, and the FICO® scores of the borrowers. Additionally, under timeshare accounting requirements, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. Bluegreen reviews its reserves for credit losses on at least a quarterly basis. If defaults increase, Bluegreen’s results of operations could be materially adversely impacted. During 2012, 2011, and 2010, in addition to recognizing an estimate of credit losses on current loan originations, Bluegreen recorded $3.8 million, $7.2 million and $21.2 million, respectively, of charges as a result of changing our estimate of future credit losses on loans originated prior to its implementation of FICO® score-based credit underwriting standards during December 2008.

Allowance for Loan Losses-BBX Capital.  The allowance for loan losses is maintained at an amount that BBX Capital believes to be a reasonable estimate of probable losses inherent in BankAtlantic Bancorp’s loan portfolio as of the date of the financial statements presented. Policies and procedures have been developed for evaluating BBX Capital’s allowance for loan losses which considers all information available to it.  However, BBX Capital relies on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from its estimates and judgments, the allowance for loan losses may decrease or increase significantly and the amount of losses actually realized in BBX Capital’s loan portfolio could be significantly higher or lower.

The calculation of BBX Capital’s allowance for loan losses consists of two components.  The first component requires BBX Capital to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. Valuation allowances are established using management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows discounted at the loans effective interest rate. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows.  Most of BBX Capital’s loans do not have an observable market price, and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that BBX Capital would obtain materially different results if different assumptions or conditions were to prevail.  As a consequence of the estimates and assumptions required to calculate the first component of BBX Capital’s allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on BBX Capital’s financial condition and results of operations.

The second component of the allowance for loan losses requires BBX Capital to group loans that have similar credit risk characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group.  Management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences.  Management uses a historical loss experience by portfolio between six months and one year.  The historical loss period is selected based on management’s judgment and a change in this loss period may result in material changes to the quantitative loss allowance.  Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data, if necessary, for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, actual loan classification migration trends, economic and business conditions, concentration of credit risk, loan-to-value ratios, credit scores, non-performing loan trends and external factors. In deriving the qualitative allowance, management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.

Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2012, BBX Capital’s allowance for loan losses was $5.3 million. See “Provision for Loan Losses” for a discussion of the amounts of BBX Capital’s allowance assigned to each loan product. The majority of the Company’s loans are collateral dependent and resulted in BBX Capital recognizing a charge-off for the amount that the recorded investment in the loan exceeded the fair value of the collateral less cost to sell.  The estimated allowance, which was derived from the above methodology, may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas where BBX Capital’s borrowers or the collateral for BBX Capital’s loans are located, especially in Florida.  These factors are beyond management’s control.  Accordingly, BBX Capital may incur credit losses in excess of the amounts estimated by BBX Capital’s allowance for loan losses.

BBX Capital analyzes its loan portfolio quarterly by monitoring the credit quality, loan-to-value ratios, credit scores, historical trends, delinquency trends and economic conditions. As a consequence, BBX Capital’s allowance for loan losses estimates will change from period to period. BBX Capital believes that its performance in subsequent periods will be highly sensitive to changes in the Florida real estate market as well as the recovery of the Florida economy, availability of mortgage financing and the severity of unemployment in Florida and nationally.  If real estate and economic conditions deteriorate, BBX Capital is likely to experience significantly increased credit losses.

Impairment of Long Lived Assets, Including Intangible Assets. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period.  Changes in circumstances and the estimates of future cash flows, as well as evaluating estimated lives of long-lived assets, are subjective and involve a significant amount of judgment.  A change in the estimated life of a long-lived asset may substantially change depreciation or amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets.  These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques using Level 3 unobservable inputs.  Long-lived assets subject to the above impairment analysis include property and equipment, inventory, real estate held for sale and real estate owned.

During the year ended December 31, 2012 and 2011, BBX Capital recognized impairment on real estate owned of $9.1 million and $14.2 million, respectively. BBX Capital generally utilizes broker price opinions and third party appraisals to assist BBX Capital in determining the fair value of real estate owned.  The appraisers or brokers use professional judgment in determining the fair value of the properties and BBX Capital may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available.  The assumptions used to calculate the fair values are generally Level 3 inputs and are highly subjective and extremely sensitive to changes in market conditions. The assumptions used are representative of assumptions that BBX Capital believes market participants would use in fair valuing these assets or lease contracts, but different assumptions may result in significantly different results. BBX Capital validates its assumptions by comparing completed transactions with its prior period fair value estimates and BBX Capital may check its assumptions against multiple valuation sources. The outstanding balance of real estate owned was $82.2 million and $87.2 million as of December 31, 2011 and 2010, respectively. The amount ultimately realized upon the sale of these properties may be significantly different than the recorded amounts. Future events, including volatility in real estate values, may cause BBX Capital to have additional impairments or recoveries of long-lived assets in the foreseeable future.

Intangible Assets -  We evaluate our intangible assets when events and circumstances indicate that assets may be impaired and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The carrying value of these assets is dependent upon estimates of future earnings that they are expected to generate. If cash flows decrease significantly, intangible assets may be impaired, in which case they would be written down to their fair value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to a number of factors, many of which may be beyond our control.

Intangible assets include management contracts in the amount of $63 million at each of December 31, 2012 and 2011, which were originated in connection with the November 16, 2009 acquisition of a controlling interest in Bluegreen described below. Such management contracts are not amortized, but instead are reviewed for impairment at least annually, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Acquired Notes Receivable – During November 2009, we acquired additional shares of Bluegreen’s common stock which increased our ownership interest in Bluegreen at that time from approximately 29% to 52%.  In connection with that share acquisition, the Company was deemed under applicable accounting guidance to have acquired certain of Bluegreen’s assets, including a pool of notes receivable consisting principally of homogenous consumer timeshare loans originated by Bluegreen.  Consistent with the accounting guidance, the Company elected an accounting policy based on expected cash flows, which includes guidance on maintaining the integrity of a pool of multiple loans accounted for as a single asset.  The loans have common risk characteristics as defined in the accounting guidance, Loans and Debt Securities with Deteriorated Credit Quality, including similar risk ratings, as defined and monitored by risk rating agencies, as well as similar terms, purposes and types of VOIs serving as collateral.  The Company evaluates the pool of loans accounted for as a single asset for indications of impairment. Purchased loans are considered to be impaired if it is not expected that all contractually required cash flows will be received due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.

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

Impact of Inflation

The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The Company is subject to significant interest rate risk on BBX Capital’s accruing loans and Bluegreen’s VOI receivables and outstanding debt. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. Furthermore, as it relates to Bluegreen, increases in Bluegreen’s construction and development costs would likely result in increases in the sales prices of its VOIs. There is no assurance that Bluegreen will be able to increase or maintain the current level of its sales prices or that increased construction costs will not have a material adverse impact on Bluegreen’s gross margin. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on consumer demand and the costs of financing activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

MD&A

(BFC)

BFC Activities

In previous periods, BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to its investment in Bluegreen and other real estate related activities, were included in a separate reporting segment labeled BFC Activities.  The BFC Activities segment also included our previous investment in Benihana (which we no longer hold due to the acquisition of Benihana by Safflower during August 2012), investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”), the financial results of a venture partnership that BFC controls and certain other equity investments, as well as income and expenses associated with BFC’s shared service operations, which provided human resources, risk management, investor relations and executive office administration services to BBX Capital and Bluegreen.  During 2012, BFC’s management modified its measure of segment operating profit to exclude the items that were previously classified as BFC Activities.  Accordingly, the Company’s segment disclosure has been adjusted to reflect the revised presentation and the results of BFC Activities, which is no longer an operating segment, have been reclassified to unallocated corporate overhead for all periods presented and  are included in the reconciliation of segment amounts to the consolidated amounts.  See also Note 30 to the Consolidated Financial Statements included in Item 8 of this report for additional information regarding our operating segments, including the reclassification of the previous BFC Activities segment.

BFC’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, human resources, risk management, investor relations and executive office administration.

Corporate general and administrative expenses were $27.2 million and $16.8 million for 2012 and 2011, respectively.  The increase in 2012 compared to 2011 primarily relates to an increase in stock based compensation expense as result of restricted stock awards granted to our executives in November 2012, higher executive bonuses of approximately $5.3 million, and higher professional fees as a result of the proposed merger with Bluegreen, partially offset by lower depreciation and amortization expense and lower franchise related expense as a result of the deconsolidation of Pizza Fusion in December 2011.

Woodbridge’s operations unrelated to real estate previously included an equity interest in Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant operator and franchisor engaged in the quick service and organic food industries. Woodbridge’s investment in Pizza Fusion was initially comprised of its ownership of all of the outstanding shares of Pizza Fusion’s Series B Convertible Preferred Stock, which was entitled to special voting rights, including the right to elect a majority of Pizza Fusion’s board of directors. Pursuant to applicable accounting guidance, Pizza Fusion was deemed at that time to be a variable interest entity, and the operating results of Pizza Fusion were therefore consolidated into BFC. During December 2011, Pizza Fusion effected a stock reclassification pursuant to which each share of Pizza Fusion’s Series A and Series B Convertible Preferred Stock automatically converted into one share of Pizza Fusion’s common stock. As a result, Woodbridge was no longer deemed to have a controlling interest in Pizza Fusion and, under the applicable accounting guidance for business combinations, the financial statements of Pizza Fusion were deconsolidated as of December 31, 2011. In connection with such deconsolidation, the Company recognized a $615,000 loss on investment in subsidiary during December 2011.

2008 Step Acquisitions – Purchase Accounting

During 2008, BFC purchased an aggregate of approximately 144,770 shares of BBX Capital’s Class A Common Stock on the open market. The shares purchased were accounted for as step acquisitions under the purchase method of accounting then in effect, pursuant to which the assets and liabilities deemed to be acquired by BFC were revalued to reflect market values at the date of acquisition. The discounts and premiums arising as a result of such revaluation were generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. As a result of the sale of BankAtlantic to BB&T on July 31, 2012, BFC recorded a $2.8 million adjustment to write off the remaining purchase accounting adjustments related to the BBX Capital step acquisitions. The net impact of the write off was an increase in our consolidated net income for the year ended December 31, 2012 of approximately $2.8 million which is included in discontinued operations.

BFC - Liquidity and Capital Resources

As of December 31, 2012 and 2011, BFC had cash, cash equivalents and short-term investments of approximately $16.0 million and $11.1 million, respectively in BFC. The increase in cash, cash equivalents and short-term investments was due to the total proceeds of approximately $25.8 million that BFC received in connection with its

MD&A

(BFC)

sales of shares of Benihana’s Common Stock during July and August 2012 and subsequent disposition of its remaining shares of Benihana’s Common Stock as a result of Safflower’s acquisition of Benihana during August 2012.  In addition, during 2012, we received a refund of $3.8 million representing a return of the escrow deposit made in connection with surety bond claims made by a municipality.  The increase in cash, cash equivalents, and short-term investments was partially offset by operating and general and administrative expenses of approximately $19.3 million, interest payments related to Woodbridge’s junior subordinated debentures of approximately $3.7 million, dividend payments of approximately $1.0 million related to our 5% Cumulative Preferred Stock, and closing costs related to the sale of the Cypress Creek Holdings’ office building of approximately $0.7 million.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments.  We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares were repurchased during the years ended December 31, 2012, 2011 or 2010.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including potential dividends from our subsidiaries (which, as described below, are subject to certain limitations), and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

As previously described, BFC held a significant investment in Benihana prior to the merger between Benihana and Safflower during August 2012.  Pursuant to the merger agreement, Safflower acquired Benihana for a cash purchase price of $16.30 per share of Benihana’s common stock.  BFC received approximately $24.5 million in exchange for the 1,505,330 shares of Benihana’s common stock that it held at the effective time of the transaction.  Prior to Safflower’s acquisition of Benihana, BFC sold approximately 77,000 shares of Benihana’s common stock during July and August 2012 pursuant to the terms of a Rule 10b5-1 Trading Plan and received net proceeds from such sales of approximately $1.25 million.  In addition, during each of the first three quarters of 2012, BFC received approximately $127,000 of dividend payments with respect to the shares of Benihana’s common stock owned by BFC at that time.

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

BFC has never received cash dividends from Bluegreen.  Certain of Bluegreen’s credit facilities contain terms which may limit the payment of cash dividends, and Bluegreen may only pay dividends subject to such restrictions and declaration by its board of directors, a majority of whom are currently independent under the listing standards of the NYSE.

If the currently proposed acquisition of Bluegreen by Woodbridge is completed, BFC expects that it will receive dividends from time to time from its interest in Woodbridge. However, there is no assurance that BFC will receive any such dividend payments as they will be dependent on and subject to the results of operations, cash flows and business plans of Bluegreen (which will be a wholly owned subsidiary of Woodbridge if the transaction is completed) as well as restrictions contained in Bluegreen’s debt facilities.  In addition, if BBX Capital's currently contemplated investment in Woodbridge in connection with the financing of the transaction is completed, BBX

MD&A

(BFC)

Capital will receive a 46% equity interest in Woodbridge (with BFC continuing to hold the remaining 54% of Woodbridge's equity interests) and dividend payments by Woodbridge will require the approval of both BBX Capital and BFC.

Dividend decisions made by BBX Capital’s and Bluegreen’s respective Boards of Directors may not be in the best interests of BFC and will be based upon such factors as the applicable Board deems to be appropriate, including, without limitation, the company’s operating results, financial condition, cash position and operating and capital needs.

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of its 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,015 per share for the twelve month period ending April 29, 2013 to $1,000 per share for the twelve month period ending April 29, 2016.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and, prior to July 31, 2012, upon the written non-objection of the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. From the fourth quarter of 2011 to the second quarter of 2012, the Company decided not to seek the written non-objection of the Federal Reserve to dividend payments on the 5% Cumulative Preferred Stock and, therefore, the Company accrued unpaid dividend payments totaling approximately $563,000 as of June 30, 2012.  As previously described, as a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012, BFC was released from registration as a savings and loan holding company, effective July 31, 2012.  Following such deregistration, the unpaid dividends of $563,000 were paid by BFC. The Company subsequently paid the $187,500 quarterly dividend on its 5% Cumulative Preferred Stock for the third and fourth quarters of 2012.

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

Based on an analysis of the 5% Cumulative Preferred Stock after giving effect to the First Amendment, the Company previously determined that the 5% Cumulative Preferred Stock met the requirements to be re-classified outside of permanent equity and into the mezzanine category at its fair value at the effective date of the First Amendment of approximately $11.0 million, which was calculated using an income approach by discounting estimated cash flows at a market discount rate. The remaining amount of approximately $4.0 million was recorded in additional paid in capital in the Company’s consolidated statement of financial condition.

On April 4, 2012, the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock were further amended (the “Second Amendment”).  Pursuant to the Second Amendment, to the extent the shares are not earlier redeemed pursuant to the optional redemption right described above, the Company will be required to redeem 5,000 shares of the 5% Cumulative Preferred Stock during each of the years ending December 31, 2016, 2017 and 2018 for an aggregate annual redemption price of $5.0 million, or $1,000 per share. The Second Amendment also provides that, in the event that the Company defaults on its dividend or mandatory redemption obligations, subject to certain limitations, the holders of the 5% Cumulative Preferred Stock will be entitled to receive from the Company shares of common stock of Bluegreen owned by the Company having, in the aggregate, a fair market value equal to the amount of the dividend or redemption payment, as the case may be, to the extent not timely paid.  In consideration therefor, the Second Amendment eliminated the Benihana Stock Provisions.

MD&A

(BFC)

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.   The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.   The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the current estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at December 31, 2012.  Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of December 31, 2012 is accrued interest of approximately $0.3 million.

Prior to September 21, 2009, BFC owned an approximately 23% economic ownership interest and 59% voting interest in Woodbridge Holdings Corporation (“WHC”), which at that time was a separate publicly traded company.  On September 21, 2009, BFC and WHC consummated their merger pursuant to which WHC merged with and into Woodbridge, a wholly owned subsidiary of BFC, and the shareholders of WHC (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock for each share of WHC’s Class A Common Stock they held at the effective time of the merger. Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock.  Under Florida law, Woodbridge thereafter initiated legal proceedings relating to the appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, which is reflected in the Company’s consolidated statements of financial condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders.  On July 5, 2012, the presiding court ruled the fair value of the Dissenting Holders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result of the trial court’s ruling, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.  On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the Dissenting Holders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million to $11.9 million during the fourth quarter of 2012. Woodbridge intends to appeal the court’s ruling with respect to its fair value determination and the award of legal fees and costs and anticipates posting a bond in connection with the appeal. The outcome of the appeal is uncertain.

On November 9, 2007, Levitt and Sons LLC, a former wholly owned subsidiary of WHC (“Levitt and Sons”), and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). Pursuant to the settlement agreement entered into during June 2008, as subsequently amended (the “Settlement Agreement”), Woodbridge, the successor by the merger to WHC,  agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”)) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by the Debtors and the Joint Committee.  That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. As of December 31, 2011, we had placed into escrow approximately $11.7 million which represented the portion of the tax refund that was likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. During the quarter ended June 30, 2012, the $11.7 million was paid to the Debtors’ Estate.  In addition, during August 2012, Woodbridge paid to the Debtors’ Estate a settlement holdback amount of approximately $485,000 plus interest, thereby satisfying all of its obligations under the Settlement Agreement.

MD&A

(BFC)

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed the repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee is $2.0 million (which is shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to another unaffiliated partner.  In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and, therefore, agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts recorded on our financial statements at December 31, 2012 or 2011 relating to the guarantee or otherwise in respect of the partnership.

A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with the lender with respect to the loan secured by the properties, pursuant to which the limited liability company conveyed the properties to the lender via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties.  During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million, which is included in equity in earnings from unconsolidated affiliates in the Company’s consolidated statement of operations for the year ended December 31, 2011.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At December 31, 2012 and December 31, 2011, the carrying amount of this investment was approximately $282,000 and $283,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded on the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

Real Estate Operations

The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core and Carolina Oak. The Real Estate Operations segment also previously included the operations of Cypress Creek Holdings, which engaged in leasing activities in an office building that it owned prior to its sale of the building during January 2012.  The results of Cypress Creek Holdings are classified as discontinued operations for all periods presented, and the results of Core’s two commercial leasing projects, which were sold during 2010, are classified as discontinued operations for the year ended December 31, 2010.

In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with its various lenders to achieve that objective.  During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of properties in Florida and South Carolina which served as collateral under mortgage loans totaling approximately $113.9 million. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the real property owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which was undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments

MD&A

(BFC)

of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefor, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure.  In accordance with the accounting guidance for consolidation, a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million was recorded in the Company’s consolidated statement of financial condition as of December 31, 2010, and the deferred gain on settlement of investment in subsidiary was recognized into income during the first quarter of 2011.

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

In December 2010, Core and one of its subsidiaries entered into agreements, including, without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Core’s Tradition Hilton Head community which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefor, the lender released Core and its subsidiary from any claims arising from or relating to the loan.  In accordance with the applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and a $13.0 million gain on debt extinguishment was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2010.

Additionally, on June 10, 2010, Core sold its two commercial leasing projects (the “Projects”) for approximately $75.4 million. At the time of the sale, the Projects were classified as assets held for sale. As a result of the sale, Core realized a gain on sale of $2.6 million during the second quarter of 2010, which is included in discontinued operations. As a result of significant challenges faced, Woodbridge made a decision to cease all activities at Carolina Oak during 2009.  Woodbridge was the obligor under a $37.2 million loan collateralized by property owned by Carolina Oak.  During 2009, the lender declared the loan to be in default and filed an action for foreclosure.  On April 26, 2011, a settlement agreement was entered into to resolve the disputes and litigation relating to the loan. Under the terms and subject to the conditions of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period (which expired during April 2012), to fully release Woodbridge and Carolina Oak. In accordance with applicable accounting guidance, a deferred gain on debt settlement of $29.9 million was recorded in the Company’s consolidated statement of financial condition as of December 31, 2011 and was recognized into income during the second quarter of 2012 as a result of the full release of Woodbridge and Carolina Oak during April 2012.

MD&A

(BFC)

Information with respect to the operations and related matters of the Real Estate Operations segment is set forth below (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Revenues:
Sales of real estate	$—	—	2,739
Other revenue	—	—	1,915
	—	—	4,654
Cost and Expenses:
Cost of sale of real estate	—	—	23,232
Selling, general and administrative	104	195	8,220
Interest expense	—	2,533	12,094
Total costs and expenses	104	2,728	43,546
Gain on investment in subsidiary	—	11,305	—
Gain on the extinguishment of debt	28,725	11,625	13,049
Continuing income (loss) income before taxes	28,621	20,202	(25,843)
Provision for income taxes	—	(3)	—
Net income (loss) from continuing operations	$28,621	20,199	(25,843)

For the year ended December 31, 2012 compared to the year ended December 31, 2011

There were no real estate sales or other revenues during the year ended December 31, 2012 or 2011 due to the above described cessation of operations at Core and Carolina Oak.

Selling, general and administrative expenses for the years ended December 31, 2012 and 2011 were not significant. Selling, general and administrative expenses for the year ended December 31, 2012 decreased to $104,000 from $195,000 for 2011 as a result of the cessation of operations at Core and Carolina Oak.

Interest expense totaled $2.5 million for the year ended December 31, 2011.  There was no interest expense for the year ended December 31, 2012 due to the above-described settlement agreements entered into by Core and Carolina Oak pursuant which Core and Carolina Oak were released from all of their then-outstanding debt obligations during 2011.

Gain on investment in subsidiary of $11.3 million during the year ended December 31, 2011 is attributable to the deconsolidation of five of Core’s subsidiaries, the membership interests in which were transferred to Core’s lender upon settlement of approximately $86.7 million in debt, as described above.  Gain on extinguishment of debt during 2012 represents the recognition during April 2012 of the deferred gain of $29.9 million related to the Carolina Oak debt settlement, as described above. Gain on extinguishment of debt of $11.6 million for the year ended December 31, 2011 is attributable to the completion of the previously described foreclosure proceedings related to certain of Core’s property in South Carolina during the fourth quarter of 2011.

For the year ended December 31, 2011 compared to the year ended December 31, 2010

There were no real estate sales during 2011 due to the cessation of operations at Core and Carolina Oak. During the year ended December 31, 2010, we sold approximately 8 acres, which generated revenues of approximately $2.5

MD&A

(BFC)

million, and the related cost of sales was $2.2 million. Additionally, cost of sales of real estate in 2010 included a $20.8 million impairment charge associated with Core’s real estate inventory.

Other revenues recognized for the year ended December 31, 2010 primarily consisted of revenue generated by an irrigation facility owned by one of the five subsidiaries of Core, the membership interests in which were subsequently transferred to Core’s lender upon settlement of $86.7 million of Core’s debt.

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

Gain on investment in subsidiary of $11.3 million for the year ended December 31, 2011 is attributable to the deconsolidation of five of Core’s subsidiaries, the membership interests in which were transferred to the lender upon settlement of $86.7 million of Core’s debt.

Gain on extinguishment of debt of $11.6 million for the year ended December 31, 2011 is attributable to the completion of foreclosure proceedings related to certain of Core’s property in South Carolina during the fourth quarter of 2011. Gain on extinguishment of debt of $13.0 million for the year ended December 31, 2010 is attributable to the settlement of a $25 million loan made to a subsidiary of Core, as to which Core was secondarily liable as a guarantor.

Discontinued Operations –Cypress Creek Holdings and Core’s Commercial Projects

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

Cypress Creek Holdings’ results of operations are reported as a discontinued operation in the Company’s consolidated statements of operations for all periods presented, and its assets, which were sold during the first quarter of 2012, are classified as assets held for sale in the Company’s consolidated statement of financial condition as of December 31, 2011.

Core’s Commercial Projects

Core made a decision during 2009 to sell its two commercial leasing projects.  In connection with that decision, the assets associated with the Projects were reclassified to assets held for sale and the liabilities related to the assets were reclassified as liabilities related to assets held for sale in the Company’s consolidated statement of financial condition as of December 31, 2009.  On June 10, 2010, Core sold the Projects for approximately $75.4 million.  As a result of the sale, the Company realized a $2.6 million gain on sale during the second quarter of 2010, which is included in discontinued operations.

MD&A

(BFC)

Below are the results of discontinued operations related to the Real Estate Operations segment for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Revenues	$4,449	4	5,874
	4,449	4	5,874
Cost and Expenses:
Other costs and expenses	52	1,052	6,449
Interest expense	-	638	2,455
	52	1,690	8,904
Income (loss) from discontinued operations, before taxes	4,397	(1,686)	(3,030)
Provision (benefit) for income taxes	—	—	—
Net income (loss) from discontinued operations	$4,397	(1,686)	(3,030)

For the year ended December 31, 2012 compared to the year ended December 31, 2011

Revenues from discontinued operations for the year ended December 31, 2012 include a gain of approximately $4.4 million related to the sale of the office building owned by Cypress Creek Holdings during January 2012.  There were no significant revenues for year ended December 31, 2011.

Costs and expenses for the year ended December 31, 2011 were $1.7 million and decreased to $52,000 for the year ended December 31, 2012 due to the sale of Cypress Creek Holdings’ office building in January 2012 and the related settlement of the outstanding loan collateralized by the building.

Income from discontinued operations for the year ended December 31, 2012 was $4.4 million and relates solely to the sale of Cypress Creek Holdings’  office building during January 2012, as compared to a loss from discontinued operations of $1.7 million for the year ended December 31, 2011 due to the ongoing expenses related to such office building.

For the year ended December 31, 2011 compared to the year ended December 31, 2010

There were no significant revenues from discontinued operations for the year ended December 31, 2011.  Revenues from discontinued operations for the year ended December 31, 2010 consisted of rental income related to Core’s Projects and a gain of approximately $2.6 million recognized from the sale of the Projects in June 2010.

Costs and expenses decreased to $1.7 million for the year ended December 31, 2011 compared to $8.9 million for 2010.  The decrease related primarily to the sale of Core’s Projects in June 2010. Additionally, in 2010, we recognized a $3.9 million impairment charge related to the office building then-owned by Cypress Creek Holdings.

Loss from discontinued operations decreased to $1.7 million for the year ended December 31, 2011 compared to $3.0 million for the year ended December 31, 2010.  The decrease is primarily due to the sale of Core’s Projects in June 2010, which, as described above, resulted in a gain of approximately $2.6 million.

Real Estate Operations-Liquidity and Capital Resources

Due to the cessation of operations at Core and Carolina Oak, the cash and cash equivalents balance with respect to the Real Estate Operations segment at December 31, 2012 and December 31, 2011 was not significant.

MD&A

(BFC)

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At December 31, 2012 and 2011, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. No reimbursements were made during the years ended December 31, 2012 or 2011.

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

MD&A

(Bluegreen)

Bluegreen

The Company’s consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 include the results of operations of Bluegreen.  Bluegreen’s results of operations are reported through Bluegreen Resorts, which is engaged in the vacation ownership industry. Bluegreen Communities, which prior to June 30, 2011 was a separate reporting segment of Bluegreen and BFC, has ceased to be a separate reporting segment in connection with Bluegreen’s sale of substantially all of the assets which comprised Bluegreen Communities during May 2012.  Bluegreen Communities’ operating results are presented as discontinued operations for all periods presented. The only assets available to BFC from Bluegreen are dividends when and if paid by Bluegreen. Bluegreen is currently a separate public company.   The following discussion is derived from or includes disclosure prepared by Bluegreen’s management for inclusion in its Annual Report on Form 10-K for the year ended December 31, 2012. Accordingly, unless noted to the contrary or the context otherwise requires, references to the “Company”, “we”, “us” or “our” in the following discussion are references to Bluegreen and its subsidiaries, and are not references to BFC, Woodbridge or BBX Capital.

Executive Overview

Bluegreen is a sales, marketing and management company, primarily focused on the vacation ownership industry. Bluegreen’s business has historically been conducted through two operating segments – Bluegreen’s resorts business segment (“Bluegreen Resorts”) and Bluegreen’s residential communities business segment (“Bluegreen Communities”).  As a result of Bluegreen’s sale of substantially all of the assets that comprised Bluegreen Communities in 2012, Bluegreen’s continuing operations relate solely to Bluegreen Resorts.

Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed by others, in which case Bluegreen earns fees for providing these services. VOIs in Bluegreen’s resorts and those sold by Bluegreen on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of Bluegreen’s 60 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays.  Bluegreen Resorts also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services.  In addition, Bluegreen Resorts provides financing to credit qualified individual purchasers of VOIs, which provides significant interest income to Bluegreen.

In May 2012 Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were excluded from the sale and retained by Bluegreen.

BFC indirectly through its wholly-owned subsidiary, Woodbridge, currently owns approximately 54% of Bluegreen’s outstanding common stock.  On November 11, 2011, Bluegreen entered into a merger agreement (the “2011 merger agreement”) with BFC and BXG Florida Corporation, a wholly owned subsidiary of Woodbridge (“Merger Sub”). If the merger contemplated by the 2011 merger agreement (the “2011 merger”) would have been consummated, Bluegreen would have merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation of the 2011 merger and a wholly owned subsidiary of Woodbridge.  Pursuant to the terms of the 2011 merger agreement, Bluegreen’s shareholders (other than BFC and Woodbridge, and shareholders who exercised their appraisal rights in accordance with Massachusetts law) would have received eight shares of BFC’s Class A Common Stock for each share of Bluegreen common stock that they held at the effective time of the 2011 merger.  Consummation of the 2011 merger was subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the 2011 merger. Due to the inability to satisfy all required closing conditions, specifically the listing of BFC’s Class A Common Stock on a national securities exchange, effective November 14, 2012, the parties agreed to terminate the 2011 merger agreement and entered into the 2012 merger agreement described below.

MD&A

(Bluegreen)

On November 14, 2012, Bluegreen entered into a new definitive merger agreement (the “2012 merger agreement”) with, BFC, Woodbridge and Merger Sub which provides for Merger Sub to merge with and into Bluegreen (the “2012 merger”), and for Bluegreen to continue as the surviving corporation of the merger and become a wholly owned subsidiary of Woodbridge. Pursuant to the terms of the 2012 merger agreement, Bluegreen’s shareholders (other than BFC and Woodbridge, and shareholders who exercise their appraisal rights in accordance with Massachusetts law) will receive $10.00 in cash for each share of Bluegreen’s common stock (including restricted shares, whether vested or unvested) that they hold at the effective time of the 2012 merger. In addition, each option to acquire shares of Bluegreen’s common stock that is outstanding at the effective time of the 2012 merger, whether vested or unvested, will be canceled in exchange for the holder’s right to receive the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option.  If the 2012 merger is consummated, Bluegreen’s common stock will no longer be listed for trading on the NYSE or registered under the Exchange Act.

Consummation of the 2012 merger is subject to a financing contingency as well as certain other closing conditions, including the approval of Bluegreen’s shareholders (which was obtained at a special meeting of Bluegreen’s shareholders held on March 28, 2013).  In connection with the financing of the 2012 merger, Bluegreen issued $75 million of senior secured notes (the “Notes”) on March 26, 2013 in a private transaction arranged by BB&T Capital Markets.  The proceeds from the Notes offering are expected to be used to fund a portion of the merger consideration together with an additional approximately $15 million which is expected to be funded from Bluegreen’s unrestricted cash.  See “Liquidity and Capital Resources-Credit Facilities for Bluegreen Inventories without Existing Future Availability” below for additional information regarding the Notes offering. It is anticipated that the remaining approximately $60 million of the merger consideration will be funded by Woodbridge through a $71.75 million investment expected to be made in Woodbridge by BBX Capital, a NYSE listed company in which BFC owns a controlling interest.

Alan B. Levan, Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, Vice Chairman of BFC, serve as Chairman and Vice Chairman, respectively, of Bluegreen’s board of directors. In light of such relationships, both the 2011 merger agreement and the 2012 merger agreement were approved by a special committee comprised of Bluegreen’s independent directors as well as Bluegreen’s full board of directors.

Consolidated class action lawsuits are currently pending in Florida and Massachusetts which seek to enjoin the 2012 merger or, if it is completed, to recover relief as determined by the applicable presiding court to be appropriate, have been filed. See “Item 3 – Legal Proceedings” for additional information regarding such litigation.

Bluegreen Resorts’ results for the year ended December 31, 2012 reflect Bluegreen’s continued focus on its fee-based service business and Bluegreen’s efforts to achieve selling and marketing efficiencies through new marketing channels. Bluegreen believes its fee-based service business enables Bluegreen to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Providing these services requires significantly less capital investment than Bluegreen’s traditional vacation ownership business. Bluegreen’s goal is for its fee-based services to become an increasing portion of Bluegreen’s business over time; however, Bluegreen’s efforts to do so may not be successful.   Furthermore, in January 2012, Bluegreen began selling VOI inventory Bluegreen acquired from its resorts’ property owner associations (“POAs”) on a non-committed basis, just prior to re-selling such VOIs (“POA Sales”). These VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a discount. Since Bluegreen acquires the VOIs from the POAs “just-in-time,” POA Sales are included in Bluegreen’s “Sales of VOIs” along with sales of Bluegreen’s existing VOI inventory.

During the year ended December 31, 2012:

•

Bluegreen generated “free cash flow” (cash flow from operating and investing activities) of $189.6 million compared to $162.7 million during 2011.  Free cash flow during the year ended December 31, 2012 includes $27.8 million in net proceeds received in connection with the sale of Bluegreen Communities to Southstar (prior to the associated debt repayment).

•	Bluegreen earned income from continuing operations of $66.1 million compared to $43.0 million for 2011.

•

VOI system-wide sales, which include sales of Bluegreen’s inventory, including POA sales, and sales of third-party inventory, were $376.0 million compared to $303.2 million during 2011.  VOI system-wide sales during 2012 included $17.1 million of POA Sales described above.

MD&A

(Bluegreen)

•

During the year ended December 31, 2012 and 2011,  Bluegreen sold $133.5 million and $109.2 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $87.8 million and $73.7 million, respectively. Based on an allocation of  Bluegreen’s selling, marketing and field general and administrative expenses to these sales, Bluegreen believes they generated approximately $57.0 million and $51.1 million in pre-tax profits by providing sales and marketing fee-based services during the years ended December 31, 2012 and 2011, respectively. Including Bluegreen’s resort management, title services, construction management and other fee-based operations, Bluegreen’s total fee-based service revenues were $162.6 million, a 12% increase over 2011.

•

Bluegreen completed the 2012 Term Securitization, a private offering and sale of investment-grade, timeshare loan-backed notes. Bluegreen received gross proceeds of $100.0 million from the 2012 Term Securitization, which were used, among other things, to repay in full its BB&T Purchase Facility and 2008 Liberty Bank Facility. Additional availability in excess of $60.0 million under Bluegreen’s existing receivable-backed credit facilities was created as a result of the 2012 Term Securitization. See “Liquidity and Capital Resources – Other Outstanding Receivable-Backed Notes Payable” below for additional information.

•

Bluegreen continued to seek cash sales and larger customer down payments on financed sales. During the year ended December 31, 2012, 53% of Bluegreen’s VOI sales were paid in full in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

Seasonality

Bluegreen has historically experienced and expects to continue to experience seasonal fluctuations in Bluegreen’s revenues and results of operations.  This seasonality may result in fluctuations in Bluegreen’s quarterly operating results.  Although Bluegreen typically sees more potential customers at Bluegreen’s sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the requirement that Bluegreen uses the percentage-of-completion method of accounting.

Notes Receivable and Allowance for Credit Losses

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

Bluegreen’s notes receivable also include amounts outstanding under Bluegreen Communities’ notes receivable portfolio, which was excluded from the assets of Bluegreen Communities which were sold to Southstar.

Bluegreen seeks to monetize its notes receivable by transferring the notes to warehouse purchase facilities, in which case the notes are legally sold to a special purpose entity for the benefit of a financial institution or conduit, or by pledging the notes as collateral for a receivables hypothecation loan. Bluegreen attempts to maintain these diversified liquidity sources for its notes receivable in order to mitigate the risks of being dependent on a single source of credit.  Each such facility has eligibility standards for the notes receivable that may be sold or pledged under the facility. It is generally contemplated that notes receivable transferred to a warehouse purchase facility will ultimately be included in a future securitization of the transferred notes. The notes receivable securitized are determined during the negotiation of the securitization transaction, with the characteristics of the notes receivable selected determining the terms of the transaction. Notes receivable previously pledged as collateral for a receivable hypothecation loan may also be included in a term securitization transaction, however such notes are generally not included if doing so would result in a significant prepayment penalty.  Further, based on the size and timing of the securitization, Bluegreen may also choose to include newly originated notes receivable.  Additionally, the specific characteristics of the notes receivable factor into whether such notes would be desirable to include in a securitization. Such factors may include delinquency status, FICO® score, interest rate, remaining term, outstanding balance and whether the obligor is foreign or domestic.

MD&A

(Bluegreen)

The allowance for credit losses as of December 31, 2012 and 2011 was as follows (dollars in thousands):

	As of
	December 31, 2012	December 31, 2011
Notes receivable secured by VOIs:
VOI notes receivable	$560,228	613,798
Purchase accounting adjustment	(14,736)	(28,503)
Allowance for credit losses	(63,103)	(72,791)
VOI notes receivable, net	482,389	512,504
Allowance as a % of VOI notes receivable	11%	12%

Notes receivable secured by homesites:
Homesite notes receivable	$4,992	5,801
Allowance for credit losses	(271)	(469)
Homesite notes receivable, net	4,721	5,332
Allowance as a % of homesite notes receivable	5%	8%

Total notes receivable
Gross notes receivable	565,220	619,599
Purchase accounting adjustment	(14,736)	(28,503)
Allowance for credit losses	(63,374)	(73,260)
Notes receivable, net	$487,110	517,836
Allowance as a % of gross notes receivable	11%	12%

The activity in Bluegreen’s allowance for uncollectible notes receivable for the year ended December 31, 2012 was as follows (in thousands):

Balance, beginning of the year	$73,260
Provision for loan losses (1)	25,102
Less: Write-offs of uncollectible receivables	(34,988)
Balance, end of year	$63,374

(1) Includes provision for credit losses on notes receivable secured by homesites.

Bluegreen’s estimates regarding its allowance for credit losses involve interpretation of historical data, the aging of receivables, current default trends by origination year, the impact of loan seasoning, current economic conditions, the economic outlook, and the FICO® scores of the borrowers.  To the extent that Bluegreen’s estimates change, Bluegreen’s results of operations could be adversely affected. While Bluegreen believes its notes receivable are adequately reserved at this time, future defaults may occur at levels greater than Bluegreen expects. If the future performance of Bluegreen’s loans varies from Bluegreen’s expectations and estimates, additional charges may be required in the future.

MD&A

(Bluegreen)

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	For Years Ended December 31,

Division	2012	2011	2010
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	9.1%	10.8%	13.0%
Loans originated on or after December 15, 2008(1)	6.1%	6.5%	5.4%
Notes receivable secured by homesites	3.4%	14.2%	11.3%

Delinquency Rates (3)	For Year Ended December 31,

Division	2012	2011	2010
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	4.3%	4.9%	5.3%
Loans originated on or after December 15, 2008(1)	3.0%(2)	3.0%(2	3.3%(2)
Notes receivable secured by homesites	4.0%	3.1%	11.5%

(1)	On December 15, 2008 Bluegreen implemented FICO ® score-based credit underwriting program.
(2)	Reflects, in Bluegreen management’s opinion, the benefits of its FICO ® score-based credit underwriting standards as well as its policy that loans are not defaulted until after 120 days past due.
(3)	The percentage of Bluegreen’s serviced notes receivable portfolio that was over 30 days past due as of the dates indicated.

Substantially all defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically soon after default and at a nominal cost.  Bluegreen then attempts to resell the recovered VOI in the normal course of business.

Results of Operations

In May 2012, Bluegreen sold substantially all of the assets of Bluegreen Communities to Southstar.  The operating results of Bluegreen Communities are classified as a discontinued operation for all periods presented.  See “Discontinued Operations” below. As a result of this sale, Bluegreen’s continuing operations relate solely to Bluegreen Resorts.

MD&A

(Bluegreen)

Information regarding the results of operations for Bluegreen Resorts for the years ended December 31, 2012, 2011 and 2010 is set forth below (dollars in thousands):

	For the Years Ended December 31,

	2012		2011		2010
		% of System-wide sales of VOIs, net(7)		% of System-wide sales of VOIs, net(7)		% of System-wide sales of VOIs, net(7)
	Amount		Amount		Amount

System-wide sales of VOIs (1)	$375,981		303,217		295,859
Changes in sales deferred under	(5,666)		(537)		(6,818)
timeshare accounting rules
System-wide sales of VOIs, net	370,315	100%	302,680	100%	289,041	100%
Less: Sales of third-party VOIs	(133,486)	(36)	(109,171)	(36)	(78,805)	(27)
Gross sales of VOIs	236,829	64	193,509	64	210,236	73
Estimated uncollectible VOI	(25,145)		(23,511)		(45,669)
notes receivable (2)		(11)		(12)		(22)
Sales of VOIs	211,684	57	169,998	56	164,567	57
Cost of VOIs sold (3)	(24,353)	(12)	(27,058)	(16)	(19,862)	(12)
Gross profit (3)	187,331	88	142,940	84	144,705	88
Fee-based sales commission	87,795	24	73,673		52,966
revenue (4)				24		18
Other fee-based services revenue	74,824	20	70,985	23	65,979	23
Cost of other fee-based services	(37,435)	(10)	(37,762)	(12)	(37,898)	(13)
Net carrying cost of VOI inventory	(8,738)	(2)	(14,332)	(5)	(8,965)	(3)
Selling and marketing
expenses	(167,229)	(45)	(135,554)	(45)	(134,731)	(47)
Field general and administrative
expenses (5)	(20,600)	(6)	(18,921)	(6)	(19,705)	(7)
Operating profit (6)	115,948	31%	81,029	27%	62,351	22%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted in the same manner as the sale of our VOI inventory.
(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs (and not of system-wide sales of VOIs, net).
(3)	Percentages for cost of VOIs sold and gross profit are calculated based on sales of VOIs (and not of system-wide sales of VOIs, net).
(4)	Percentages for fee-based sales commission revenue are calculated based on sales of third-party VOIs (and not of system-wide sales of VOIs, net).

MD&A

(Bluegreen)

(5)

Excludes general and administrative expenses attributable to corporate overhead which totaled $57.0 million, $42.2 million and $38.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. (See Corporate General and Administrative Expenses below for further discussion).

(6)

Represents operating profit of Bluegreen Resorts’ business prior to the allocation of corporate overhead, interest income, other income and expense items, interest expense, non-controlling interest and provision for income taxes.

(7)	Unless otherwise indicated.

Bluegreen Resorts - Year ended December 31, 2012 compared to the year ended December 31, 2011

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include all sales of VOIs, regardless of whether Bluegreen or a third-party developer owned the VOI immediately prior to the sale. The sales of third-party VOIs, for which Bluegreen earns commissions, are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  System-wide sales of VOIs were $376.0 million and $303.2 million during 2012 and 2011, respectively. The growth in system-wide sales of VOIs during 2012 reflects an increase in the number of sales transactions, partly offset by a decrease in the average sales price per transaction. Bluegreen has continued to increase sales prospects through targeted campaigns to owners and expansion of its alliance marketing programs. Additionally, Bluegreen’s sales further benefited from both an increase in the number of prospect tours and an improved sale-to-tour conversion ratio. During 2012 Bluegreen’s sale-to-tour conversion ratio was 17.4% compared to 15.4% during 2011.

In addition, during January 2012, Bluegreen began selling VOI inventory in connection with a new category of sales, which Bluegreen refers to as POA Sales, requiring low levels of capital deployment whereby Bluegreen acquires VOI inventory from its resorts’ POAs on a non-committed basis, in close proximity to the timing of Bluegreen’s re-selling of such VOIs. VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a discount. Since Bluegreen acquires the VOIs from the POAs “just-in-time,” POA Sales are included in Bluegreen’s “Sales of VOIs” along with sales of its existing VOI inventory. During 2012, gross revenues from POA Sales were $17.1 million.

The following table sets forth certain information for system-wide sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Years Ended December 31,
	2012	2011

Number of sales offices at period-end	23	21
Number of Bluegreen VOI sales transactions	21,149	16,665
Number of sales made on behalf of third
parties for a fee	11,083	8,927
Total number of VOI sales transactions	32,232	25,592
Average sales price per transaction	$ 11,934	$ 12,065
Number of total prospects tours	185,137	166,024
Sale-to-tour conversion ratio– total prospects	17.4%	15.4%
Number of new prospects tours	106,466	95,954
Sale-to-tour conversion ratio– new prospects	12.2%	10.9%
Percentage of sales to owners	58.0%	57.2%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs, which include POA Sales, as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $236.8 million

MD&A

(Bluegreen)

and $193.5 million in 2012 and 2011, respectively. Gross sales of VOIs increased during 2012 as a result of the factors described above relating to the increase in system-wide sales, including the commencement of POA Sales during January 2012.

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During 2012 and 2011, Bluegreen’s gross sales of VOIs reflected a reduction of approximately $5.7 million and $0.5 million, respectively, due to timing of revenue recognition.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, reduced by Bluegreen’s estimate of uncollectible VOI notes receivable as further described below. Sales of VOIs were $211.7 million in 2012 compared to $170.0 million in 2011.

During 2012 and 2011, Bluegreen reduced revenue by $25.1 million and $23.5 million, respectively, for the estimated future uncollectible notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans. In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in Bluegreen’s allowance for credit losses. Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 11% and 12% during 2012 and 2011, respectively. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from Bluegreen’s estimates.

Cost of VOIs Sold. Cost of VOIs sold represents the cost of Bluegreen VOIs sold during the period and relieved from inventory. During 2012 and 2011, cost of VOIs sold was $24.4 million and $27.1 million, respectively, and represented 12% and 16%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period. Additionally, changes in assumptions, including estimated project sales, future defaults, upgrades and estimated incremental revenue from the resale of repossessed VOI inventory, and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners), are reflected on a retrospective basis in the period the change occurs. Additionally, as described above, during 2012 Bluegreen commenced POA Sales, which have an overall lower product cost then Bluegreen’s existing VOI inventory.

Fee-Based Sales Commission Revenue. Bluegreen earns commissions on the sale of third-party inventory upon the closing of the respective sales transaction. During 2012 and 2011, Bluegreen sold $133.5 million and $109.2 million, respectively, of third-party inventory and earned sales and marketing commissions of $87.8 million and $73.7 million, respectively. Based on an allocation of Bluegreen’s selling, marketing and resort general and administrative expenses to these sales, Bluegreen believes it generated approximately $19.9 million and $17.8 million in pre-tax profits from these sales during 2012 and 2011, respectively.  The increase in the sales of third-party developer inventory during 2012 is due to the increased number of fee-based service clients Bluegreen serves, as well as the applicable factors described above relating to the overall increase in system-wide sales of VOIs.

Net Carrying Cost of VOI Inventory. Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory to the property owners’ associations that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of its owned VOIs and through proceeds from Bluegreen’s sampler programs. The carrying cost of Bluegreen’s inventory was $19.4 million and $23.4 million during 2012 and 2011, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $10.7 million and $9.1 million, respectively. The net carrying cost of VOI inventory decreased during 2012 due to lower maintenance fees as a result of reduced inventory levels through sales, as well as higher revenues from Bluegreen’s sampler programs.

Selling and Marketing Expenses. Selling and marketing expenses were $167.2 million and $135.6 million in 2012 and 2011, respectively. As a percentage of system-wide sales, net, selling and marketing expenses remained constant at 45% during both 2012 and 2011. Selling and marketing expenses as a percentage of system-wide sales, net, may fluctuate between periods based on the mix of marketing programs as well as the rate at which the tours are converted to sales. Selling and marketing expenses as a percentage of system-wide sales, net during 2012 benefited from favorable sale-to-tour conversion ratios and a higher proportion of sales to existing owners, which carry a

MD&A

(Bluegreen)

relatively lower marketing cost, partially offset by increased costs associated with new sales programs. If Bluegreen focuses on shifting more of its marketing efforts on selling to new customers as opposed to existing owners, Bluegreen’s sales and marketing expenses as a percentage of sales will likely increase.

Field General and Administrative Expenses. Field general and administrative expenses, which represent expenses directly attributable to Bluegreen’s resort sales and marking operations and exclude corporate overhead, were $20.6 million and $18.9 million during 2012 and 2011, respectively. As a percentage of system-wide sales, net, field general and administrative expenses were 6% during both 2012 and 2011.

Other Fee-Based Services

Revenue and costs related to Bluegreen’s other fee-based services were as follows (in thousands):

	For the Years Ended December 31,
	2012	2011
Revenues:
Fee-based management services	$58,003	55,423
Title operations	9,482	8,171
Other	7,339	7,391
Total other fee-based services revenue	74,824	70,985

Costs:
Fee-based management services	28,101	27,660
Title operations	3,726	2,785
Other	5,608	7,317
Total cost of other fee-based services	37,435	37,762

Profit:
Fee-based management services	29,902	27,763
Title operations	5,756	5,386
Other	1,731	74
Total other fee-based services profit	$37,389	33,223

Other Fee-Based Services Revenue. Bluegreen’s other fee-based services revenue was $74.8 million and $71.0 million during 2012 and 2011, respectively, and consisted primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions. Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of the resorts within the Bluegreen Vacation Club. In connection with Bluegreen’s management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system, provides services to owners, and performs billing and collections services. Additionally, Bluegreen generates revenues from its food and beverage and other retail operations, as well as earn commissions on rentals of inventories owned by third parties, which are presented as “Other” revenues in the table above.

Fee-based management services revenues increased during 2012 as compared to 2011 as Bluegreen provided services to more VOI owners, earned additional fees from new owner programs and generated greater title revenues on increased sales volumes. As of December 31, 2012 and 2011, Bluegreen managed 45 timeshare resort properties and hotels.

MD&A

(Bluegreen)

Bluegreen intends to continue to pursue its efforts to provide Bluegreen’s management and title services to resort developers and others, on a cash-fee basis. While Bluegreen’s efforts to do so may not be successful, Bluegreen hopes that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $37.4 million and $37.8 million during 2012 and 2011, respectively. During 2012 the costs of providing management and title services increased commensurate with the higher service volumes described above.  Additionally, cost of other fee-based services in 2011 included cost associated with certain projects that were not continued in 2012.

Bluegreen Resorts - Year ended December 31, 2011 compared to the year ended December 31, 2010

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs increased to $303.2 million in 2011 from $295.9 million in 2010 as a result of an increase in the total number of sales transactions and a slightly higher average sales price per transaction.

The following table sets forth certain information for system-wide sales VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Years Ended December 31,
	2011	2010

Number of sales offices at period-end	21	20
Number of Bluegreen VOI sales transactions	16,665	18,504
Number of sales made on behalf of third
parties for a fee	8,927	6,426
Total number of VOI sales transactions	25,592	24,930
Average sales price per transaction	$ 12,065	$ 12,006
Number of total prospects tours	166,024	160,281
Sale-to-tour conversion ratio– total prospects	15.4%	15.6%
Number of new prospects tours	95,954	92,847
Sale-to-tour conversion ratio– new prospects	10.9%	10.6%
Percentage of sales to owners	57.2%	58.3%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $193.5 million and $210.2 million in 2011 and 2010, respectively. Sales of VOIs owned by Bluegreen decreased during 2011 due to Bluegreen’s increased focus on selling VOIs on behalf of third parties in connection with the expansion of its fee-based service sales and marketing business. See Fee-Based Sales Commission Revenue below.

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During 2011, due to the timing of revenue recognition, Bluegreen realized a net deferral of approximately $0.5 million of sales, compared to approximately $6.8 million in 2010.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, as reduced by the impact of estimated uncollectible VOI notes receivable as further described below. Sales of VOIs were $170.0 million in 2011 compared to $164.6 million in 2010.

MD&A

(Bluegreen)

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

In connection with Bluegreen’s quarterly analysis of its loan portfolio, which includes evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change Bluegreen’s estimate of future loan performance and result in a change in its allowance for credit losses. During 2011 and 2010 Bluegreen reduced revenue by $16.4 million and $24.5 million, respectively, for the estimated future uncollectibles on loans originated in these periods. Additionally, during 2010, and to a lesser extent during 2011, Bluegreen recorded charges to increase its allowance for uncollectible notes receivable in connection with the lower FICO® score loans generated prior to December 15, 2008, the date on which Bluegreen implemented FICO® score-based credit standards. In connection with Bluegreen’s quarterly analysis of loan performance, Bluegreen concluded that these lower FICO® score loans have not experienced the same benefit of seasoning as other loans in the same vintage historically have, thus increasing the probability of higher future defaults on such loans, which resulted in charges of $7.2 million and $21.2 million during 2011 and 2010, respectively.

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

Fee-Based Sales Commission Revenue. Bluegreen earns commissions on the sale of third-party inventory upon the closing of the respective sales transaction. During 2011 and 2010 Bluegreen sold $109.2 million and $78.8 million, respectively, of third-party inventory and earned sales and marketing commissions of $73.7 million and $53.0 million, respectively. Based on an allocation of Bluegreen’s selling, marketing and segment general and administrative expenses to these sales, Bluegreen believes it generated approximately $17.8 million and $11.1 million in pre-tax profits from these sales and marketing fee-based services during 2011 and 2010, respectively. The increase in the sales of third-party developer inventory during 2011 was a result of Bluegreen’s strategic expansion of its fee-based service business.

Net Carrying Cost of VOI Inventory.  Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory, which is paid to the property owners’ associations that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of Bluegreen’s owned VOIs. Accordingly, the net carrying cost for its unsold inventory fluctuates with the number of VOIs Bluegreen owns and the number of resorts subject to the developer subsidy arrangements, as well as proceeds from rental and sampler activity. During 2011 and 2010, the carrying cost of Bluegreen’s inventory was $23.4 million and $19.0 million, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $9.1 million and $10.0 million, respectively.

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

MD&A

(Bluegreen)

million and $19.7 million during 2011 and 2010, respectively. As a percentage of system-wide sales, net, field general and administrative expenses decreased slightly to 6% during 2011 from 7% during 2010.

Other Fee-Based Services

Revenue and costs related to Bluegreen’s other fee-based services were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010
Revenues:
Fee-based management services	$55,423	50,783
Title operations	8,171	9,486
Other	7,391	5,710
Total other fee-based services revenue	70,985	65,979

Costs:
Fee-based management services	27,660	26,027
Title operations	2,785	2,304
Other	7,317	9,567
Total cost of other fee-based services	37,762	37,898
Profit:
Fee-based management services	27,763	24,756
Title operations	5,386	7,182
Other	74	(3,857)
Total other fee-based services profit	$33,223	28,081

Other Fee-Based Services Revenue. Bluegreen’s other fee-based services revenue consists primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions. Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of the resorts within the Bluegreen Vacation Club. In connection with Bluegreen’s management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system, provides owner services, and performs billing and collections services.

Revenues generated by other fee-based services were $71.0 million and $66.0 million during 2011 and 2010, respectively. Revenues related to other fee-based services increased in 2011 as Bluegreen provided services to more VOI owners and managed more timeshare resorts on behalf of property owners’ associations. As of December 31, 2011, Bluegreen managed 45 timeshare resort properties and hotels compared to 43 as of December 31, 2010. The increase in management services revenue was partly offset by a reduction in fees earned from title services during 2011, as a result of an initiative implemented during 2010 which reduced Bluegreen’s processing back-log and had an impact of increasing 2010 title fee revenues.

Cost of Other Fee-Based Services. Cost of other fee-based services was $37.8 million and $37.9 million in 2011 and 2010, respectively.

Other Revenues and Expenses – Years ended December 31, 2012, 2011 and 2010

Interest Income and Interest Expense.  As of December 31, 2012 and 2011, Bluegreen’s net interest spread primarily included the interest earned on $565.2 million and $619.6 million, respectively, of gross VOI notes receivable, net of interest expense incurred on $445.7 million and $479.3 million, respectively, of related receivable-backed debt. The following table details the sources of interest income and interest expense (in thousands):

MD&A

(Bluegreen)

	For the Years Ended December 31,
Interest Income:	2012	2011	2010
VOI Notes receivable	$83,116	87,470	92,976
Other	566	655	638
Total interest income	83,682	88,125	93,614
Interest Expense:
Receivable-backed notes payable	32,825	40,514	46,188
Other	10,444	15,038	15,567
Total interest expenses	43,269	55,552	61,755
Net interest spread	$40,413	32,573	31,859

Interest Income. Interest income was $83.7 million, $88.1 million and $93.6 million during 2012, 2011 and 2010, respectively. The decrease in interest income during 2012 and 2011 was a result of the continued decrease in Bluegreen's VOI notes receivable portfolio, which in turn was due to both the continued amortization of the portfolio as well as Bluegreen’s efforts to increase cash sales and collect higher down payments on those VOI sales that Bluegreen finances. While it is not assured, Bluegreen expects that its notes receivable portfolio will continue to decrease in the near term due to these factors.

Interest Expense.  Interest expense on receivable-backed notes payable was $32.8 million, $40.50 million and $46.2 million during 2012, 2011 and 2010, respectively. Interest expense decreased during 2012 and 2011 due to lower average outstanding debt balances as a result of debt repayments and, with respect to 2012, a lower cost of borrowing.

Bluegreen’s other interest expense, which consists of interest on lines of credit and notes payable and Bluegreen’s junior subordinated debentures, was $10.4 million, $15.0 million and $15.6 million during 2012, 2011 and 2010, respectively. Other interest expense decreased during 2012 and 2011 due to lower average outstanding debt balances as a result of debt repayments.

Bluegreen’s effective cost of borrowing was 7.31%, 7.59%, and 7.46% during 2012, 2011, and 2010, respectively. Bluegreen’s cost of borrowing slightly decreased during 2012 as Bluegreen continued to repay higher-interest debt and obtained new financing at relatively lower rates.

Mortgage Servicing Operations.  Bluegreen’s mortgage servicing operations include processing payments and collection of notes receivable owned by Bluegreen and by third parties.  In addition, Bluegreen’s mortgage servicing operations facilitate the monetization of Bluegreen’s VOI notes receivable through its various credit facilities and include monthly reporting activities for Bluegreen’s lenders, receivable investors and third parties whose loans Bluegreen services.

Bluegreen earns loan servicing fees from securitization and securitization-type transactions as well as from providing loan servicing to third-party developers, as described below. Mortgage servicing fees earned by Bluegreen for providing mortgage servicing to Bluegreen’s consolidated special purpose finance entities are reported as a component of interest income.

At the end of 2009 Bluegreen began earning servicing fee income for servicing the loan portfolios of certain third-party developers in connection with Bluegreen’s fee-based service arrangements. Such servicing fee income was approximately $0.9 million, $0.5 million and $0.2 million during 2012, 2011 and 2010, respectively. As of December 31, 2012, the total principal amount of notes receivable serviced by Bluegreen under these arrangements was $64.0 million compared to $46.5 million as of December 31, 2011.

The cost of Bluegreen’s mortgage servicing operations remained relatively consistent at $5.0 million, $5.1 million and $5.0 million during 2012, 2011 and 2010, respectively.

MD&A

(Bluegreen)

Corporate General and Administrative Expenses. Bluegreen’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at Bluegreen’s corporate headquarters to support Bluegreen’s business operations, including accounting, human resources, information technology, treasury, and legal.  In addition, certain executive long-term incentive compensation, as well as changes in both its self-insurance liability and accrued payroll between reporting periods for the entire company, are recorded as corporate general and administrative expense.

Corporate general and administrative expenses were $57.0 million, $42.2 million and $38.9 million during 2012, 2011 and 2010, respectively. The $14.8 million, or 35%, increase in 2012 compared to 2011 primarily reflects higher executive long-term incentive compensation, reinstatement of the company match for Bluegreen’s 401K plan, increased employee healthcare costs, higher spending on information technology and fees incurred by Bluegreen in connection with the proposed merger with BFC. The $3.3 million, or 8%, increase in 2011 compared to 2010 primarily relates to higher stock-based compensation expense as a result of expenses recognized in connection with the acceleration of the vesting of stock options held by certain employees (as further described in Note 23 to our Consolidated Financial Statements). Stock-based compensation expense during 2010 benefited from an increase in expected stock option forfeitures.

See also the discussion of field selling, general and administrative expenses above.

Other Income/Expense, Net.  During 2011 and 2010 Bluegreen incurred other expense, net of $1.1 million and $2.8 million, respectively.  During 2012 Bluegreen realized other income, net of $0.8 million. In 2011, Bluegreen incurred a $1.2 million charge due to an unfavorable outcome of a disputed deposit on an attempted past acquisition.  In 2010, Bluegreen incurred a $1.6 million non-cash impairment charge in connection with a write-down of one of Bluegreen’s assets.

Net Income Attributable to Non-Controlling Interest.  Bluegreen includes the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), Bluegreen’s 51%-owned subsidiary, in our consolidated financial statements.  The non-controlling interest in income of consolidated subsidiary is the portion of Bluegreen’s consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary.  Non-controlling interest in income of consolidated subsidiary was $13.8 million, $9.6 million and $8.8 million for 2012, 2011 and 2010, respectively.

Provision for Income Taxes.   Bluegreen’s annual effective tax rate has historically ranged between 35% and 40%, based primarily upon the mix of taxable earnings among the various states in which Bluegreen operates.  In addition to changes in its mix of earnings, Bluegreen’s effective tax rate in 2011 was negatively impacted by the expiration of stock options in November 2011. While Bluegreen recognized compensation expense in accordance with GAAP for these options, Bluegreen was unable to receive a deduction for income tax purposes because the options expired unexercised.

Discontinued Operations. In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash. Additionally, Southstar agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) of its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement. Southstar sold one of the parcels during 2012 and paid to Bluegreen the proceeds to which Bluegreen was entitled, which were insignificant. Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were not sold to Southstar.  In connection with this transaction, the operating results of Bluegreen Communities are presented as a discontinued operation for all periods presented in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).  In addition, the assets sold in the transaction are reported as assets held for sale on our Consolidated Balance Sheet at December 31, 2011.  See Note 5 to our consolidated financial statements for additional information regarding discontinued operations

MD&A

(Bluegreen)

The results of discontinued operations for 2012, 2011 and 2010 were as follows (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010

Revenues	$3,714	13,876	13,699
	3,714	13,876	13,699
Costs and Expenses :
Other costs and expenses	6,920	16,075	40,021
Interest expense	1,386	2,956	4,250
Loss on assets held for sale	205	57,935	-
	8,511	76,966	44,271
Loss from discontinued operations
before income taxes	$(4,797)	(63,090)	(30,572)
Benefit for income taxes	(1,304)	(21,591)	(9,110)
Loss from discontinued operations	(3,493)	(41,499)	(21,462)

Revenues and costs of discontinued operations relate to the period prior to the close of the transaction with Southstar in May 2012 and represent sales and marketing operations of Bluegreen Communities. Cost of discontinued operations during 2012 also includes expenditures to satisfy certain obligations of Bluegreen Communities not assumed by Southstar.  Additionally, during 2010, as a result of a continued low volume of sales, reduced prices, and the impact of reduced sales on the forecasted sell-out period of Bluegreen Communities’ projects, Bluegreen recorded non-cash charges, included in cost of discontinued operations, of approximately $14.9 million, to write-down the carrying amount of completed and undeveloped phases of Bluegreen Communities’ properties to their estimated fair value less costs to sell.

During 2011, Bluegreen incurred a $58.0 million loss on assets held for sale, which mainly reflected the write-down of Bluegreen Communities’ assets to their estimated fair value, derived from the sales price under the purchase agreement with Southstar, less costs to sell.  Upon the closing of the transaction in 2012, Bluegreen incurred an insignificant loss on sale as the carrying value of the assets approximated the proceeds received.

Discontinued operations include interest expense on notes payable which were collateralized by certain Bluegreen Communities inventory, property and equipment and were repaid in full upon the sale of those assets.

Summary.  As a result of the various factors described above, Bluegreen realized net income of $26.3 million and $1.9 million during 2012 and 2010, respectively compared to net loss of $4.2 million during 2011.

MD&A

(Bluegreen)

Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Cash flows provided by operating activities	$168,042	166,671	163,940
Cash flows provided by (used in) investing activities	21,536	(4,009)	(5,910)
Cash flows used in financing activities	(116,847)	(153,816)	(156,436)
Net increase in cash and cash equivalents	$72,731	8,846	1,594

Cash Flows from Operating Activities. Bluegreen’s operating cash flow increased during 2012 and 2011 as Bluegreen continued to generate more cash from higher Bluegreen VOI sales and fee-based services, partly offset by lower interest income on notes receivable due to the decreasing balance of the portfolio. Additionally, cash from operating activities in 2011 benefited from an income tax refund of approximately $2.5 million.

Cash Flows from Investing Activities.  During 2012, 2011 and 2010, Bluegreen spent $6.2 million, $4.0 million and $3.7 million, respectively, on property and equipment, primarily information technology, needed to maintain and grow Bluegreen’s operations.  Cash used by Bluegreen’s investing activities during 2010 also included $2.2 million for the acquisition of the Paradise Point resort.  The cash generated by Bluegreen’s investing activities during the 2012 period reflects net proceeds of $27.8 million received from the sale of Bluegreen Communities, the majority of which was used to repay the H4BG Communities Facility, as discussed below.

Cash Flows from Financing Activities. The decrease in cash used in financing activities during 2011 compared to 2010 reflects lower payments required to service Bluegreen’s lines of credit and notes payable, as well as lower distributions to the non-controlling interest in the Bluegreen/Big Cedar Joint Venture.

During 2012 Bluegreen refinanced approximately $75.0 million of receivable-backed debt through Bluegreen’s securitization of $111.7 million of notes receivable in September 2012 for gross proceeds of $100.0 million. Additionally, during 2012, Bluegreen amended several of its existing receivable-backed facilities to allow for additional borrowing capacity. As a result, during 2012 Bluegreen’s borrowings from receivable-backed debt increased by $130.2 million and its repayments of receivable backed debt increased by $71.1 million, as compared to 2011. The repayments under Bluegreen’s line-of-credit facilities were $16.4 million higher in 2012 than in 2011, as Bluegreen repaid in full the H4BG Communities Facility in connection with the sale of its Bluegreen Communities business.  During 2012, cash distributions to the non-controlling member of the Bluegreen/Big Cedar Joint Venture exceeded the amount of the distribution in 2011.

For additional information on the availability of cash from Bluegreen’s existing credit facilities as well as Bluegreen’s repayment obligations, see Liquidity and Capital Resources below.

Liquidity and Capital Resources

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) cash from Bluegreen’s finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from Bluegreen’s sales and marketing fee-based services and other resort fee-based services, including Bluegreen’s resorts management operations.

During 2012, including down payments received on financed sales, 53% of Bluegreen’s VOI sales were paid in cash within approximately 30 days from the contract date. Bluegreen believes that the amount of cash received within 30 days is primarily a result of (i) incentives paid to Bluegreen’s sales associates for generating cash sales volume, and (ii) point-of-sale credit card programs provided by third parties for Bluegreen’s customers. Should such programs

MD&A

(Bluegreen)

change or be eliminated, or other factors occur which would cause cash sales to be less attractive or desirable to purchasers, Bluegreen’s percentage of cash sales could decrease significantly.

While the vacation ownership business has historically been capital intensive, Bluegreen’s principal goal has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing Bluegreen’s sales associates and creating programs with third-party credit card companies to generate higher percentages of its sales in cash; (ii) maintaining sales volumes that allow Bluegreen to focus on what Bluegreen believes to be the most efficient marketing channels available to it; (iii) minimizing capital and inventory expenditures; and (iv) utilizing Bluegreen’s sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows.

Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon Bluegreen providing financing to its buyers. Bluegreen’s ability to sell and/or borrow against its notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. When Bluegreen sells VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to diversify its sources of such financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in Bluegreen’s receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts.  Bluegreen believes that in general Bluegreen currently has adequate completed VOIs in inventory to satisfy its needs for the next several years. Bluegreen currently expects development expenditures during 2013 to be in a range of approximately $25.0 million to $30.0 million, with the majority of spending related to the Bluegreen/Big Cedar Joint Venture. However, if the opportunity to acquire a strategic property on favorable terms presents itself, as was the case with Bluegreen’s acquisition of a resort in Big Bear, California in May 2012, Bluegreen may decide to acquire more inventory which would increase its acquisition and development expenditures and may require Bluegreen to incur additional debt.

Bluegreen may also acquire inventory from time to time in the future in connection with Bluegreen’s POA Sales and initiatives to pursue other potential “just in time” inventory purchases as part of its fee-based service activities.

In connection with the 2012 merger, on March 26, 2013, Bluegreen issued $75.0 million of Notes in a private financing arranged by BB&T Capital Markets.  See additional discussion of the financing transaction under “Credit Facilities for Bluegreen Inventories without Existing Future Availability” below.

Bluegreen’s levels of debt and debt service requirements have several important effects on its operations, including the following: (i) Bluegreen’s significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases its vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) Bluegreen’s leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen’s indebtedness require Bluegreen to meet certain financial tests and restrict its ability to, among other things, borrow additional funds, dispose of assets or make investments; and (iv) Bluegreen’s leverage position may limit funds available for acquisitions, working capital, capital expenditures, and other general corporate purposes. In addition, certain of Bluegreen’s financing arrangements restrict its ability in the near term to pay cash dividends on Bluegreen’s common stock and repurchase shares. Bluegreen’s financing arrangements may be also impacted by the proposed merger with BFC.  Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen.

Credit Facilities

The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of Bluegreen’s liquidity as of December 31, 2012. These facilities do not constitute all of Bluegreen’s outstanding indebtedness as of December 31, 2012. Bluegreen’s other indebtedness includes outstanding junior subordinated debentures and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.

MD&A

(Bluegreen)

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions to allow Bluegreen to borrow against or sell Bluegreen’s VOI notes receivable. Bluegreen had the following credit facilities with future availability as of December 31, 2012, all of which are subject to revolving availability terms during the advance period and provide for additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions (in thousands):

	Borrowing Limit		Outstanding Balance as of December 31, 2012		Availability as of December 31, 2012		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2012
Liberty Bank Facility	$50,000		29,754		20,246		March 2015; March 2018	Prime Rate +2.00%; 6.00%(1)
NBA Receivable Facility	30,000		22,209		7,791		October 2014; April 2020	30 day LIBOR+5.25%;6.75%(2) 30 day LIBOR+3.50%;4.50%(2)
CapitalSource Facility	35,000		24,760	(3)	10,240	(3)	September 2013; September 2016	30 day LIBOR+5.75%; 6.50%(4)
BB&T Purchase Facility	40,000		-		40,000		December 2013; December 2016	30 day LIBOR+3.50%; 4.25%(5)
Quorum Purchase Facility	30,000	(6)	15,683		14,317		March 2013; December 2030	8.00%; 6.50%;6.0%(6)
	$185,000		92,406		92,594

(1)

Interest charged on this facility was initially subject to a floor of 6.5% but permanently decreased to the Prime Rate plus 2.0%, subject to an interest rate floor of 6.0% upon the outstanding principal balance of the facility reaching or exceeding $30.0 million.

(2)

Of the amount outstanding as of December 31, 2012, $10.6 million bears interest at the 30 day LIBOR + 5.25% subject to a floor of 6.75%; and $11.6 million bears interest at the 30 day LIBOR +3.5% subject to a floor of 4.5%.

(3)

The availability under the CapitalSource Facility is reduced by the amount outstanding under the CapitalSourceTerm Loan. The outstanding balance presented in the table above includes $4.9 million outstanding under the CapitalSource Term Loan.  The Capital Source Term Loan is described below in “Credit Facilities for Bluegreen Inventories without Existing Future Availability.”

(4)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.
(5)

Interest charged on this facility is subject to a LIBOR floor of 0.75%.  Additionally, as described further below the interest rate on the BB&T Purchase Facility will increase to the LIBOR rate plus 5.5% upon the expiration of the advance period.

(6)

Of the amount outstanding as of December 31, 2012, $5.9 million bears interest at a fixed rate of 8.0%; $4.6 million bears interest at a fixed rate of 6.5%; and $5.2 million bears interest at a fixed rate of 6.0%. The borrowing limit, availability and advance period expiration reflect the amendment entered into in March 2013 which increased the borrowing limit to $30.0 million and extended the advance period to March 2014.  The amendment also decreased the interest rate on future borrowings to 5.5%.

Liberty Bank Facility. Bluegreen has a timeshare receivables hypothecation facility with Liberty Bank, (the “Liberty Bank Facility”) which Bluegreen has maintained since 2008.  In December 2012, the Liberty Bank Facility was amended to reflect a maximum outstanding borrowings amount of $50.0 million and provide for an 85% advance rate on eligible receivables pledged under the facility through March 2015, subject to customary terms and conditions. The amendment also extended the maturity date to March 2018. Principal repayments and interest is paid as cash is collected on the pledged receivables, with the remaining balance maturing in March 2018.  The amended facility bears interest at the Prime Rate (as published in the Wall Street Journal) plus 2.25%, subject to an interest rate floor of 6.5%; however, the interest rate permanently decreased to the Prime Rate plus 2.0%, subject to an interest rate floor of 6.0%, upon the outstanding principal balance of the facility reaching or exceeding $30.0 million.

During 2012, Bluegreen pledged $29.4 million of VOI notes receivable to this facility and received cash proceeds of $21.6 million. In addition, Bluegreen received cash proceeds of $1.9 million in order to adjust its outstanding balance to be consistent with previously pledged collateral. Bluegreen also repaid $4.6 million on the facility.

MD&A

(Bluegreen)

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has a timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). In October 2012, the NBA Receivables Facility was amended to provide for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2014 to be secured by eligible timeshare receivables from the Bluegreen/Big Cedar Joint Venture.  Under the amended facility, advances made subsequent to the date of the amendment are subject to an advance rate of 85% and other than the one-time advances described below which were made during December 2012, bear interest at the 30-day LIBOR plus 4.5% per annum subject to a floor of 6.0%. Certain advances are also subject to a 1.5% loan fee.  The outstanding balance prior to the amendment continues to bear interest at the 30-day LIBOR plus 5.25% subject to a floor of 6.75%.  In December 2012 the Bluegreen/Big Cedar Joint Venture received a one-time receivables advance at an advance rate of 85%, and an availability advance, which bear interest at the 30-day LIBOR plus 3.5% subject to a floor of 4.5%. As of December 31, 2012, $10.6 million of the outstanding balance bears interest at 6.75% pursuant to the terms of the original agreement and $11.6 million of the outstanding balance relates to the one-time advances described above and bears interest at 4.5%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  All amounts will mature and be due on April 10, 2020 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility.

During 2012, Bluegreen pledged $9.8 million of VOI notes receivable to this facility and received cash proceeds of $8.3 million. In addition, Bluegreen received cash proceeds of $3.3 million in order to adjust its outstanding balance to the specified percentage as provided in the NBA Receivables Facility as amended.  Bluegreen also repaid $6.2 million on this facility.

CapitalSource Facility. In September 2011, Bluegreen entered into a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. In November 2012, the CapitalSource Facility was amended to increase the aggregate borrowings to $35.0 million less the amount outstanding on the CapitalSource Term Loan. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO®  score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of December 31, 2012). The CapitalSource Facility is cross collateralized with the CapitalSource Term Loan.

During 2012 Bluegreen pledged $30.5 million of VOI notes receivable to this facility and received cash proceeds of $23.3 million. In addition, Bluegreen received cash proceeds of $1.1 million in order to adjust its outstanding balance to be consistent with previously pledged collateral. Bluegreen also repaid $4.5 million on this facility.

BB&T Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”) which Bluegreen has maintained since 2004.  On December 24, 2012, the BB&T Purchase Facility was amended to provide for maximum outstanding borrowings of $40.0 million, on a revolving basis, secured by Bluegreen’s timeshare receivables at an advance rate of 67.5% through December 17, 2013, subject to the terms of the facility, eligible collateral and customary terms and conditions. The amendment also extended the maturity date of the BB&T Purchase Facility until thirty-six months after the revolving advance period has expired (the “Term-Out Period”), or earlier under certain circumstances set forth in the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period equals the LIBOR rate plus 3.5%. During the Term-Out Period, the interest rate will increase to the LIBOR rate plus 5.5%. In each case, the LIBOR rate is subject to a floor of 0.75%.

Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to BB&T until the outstanding balance is reduced to zero.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated

MD&A

(Bluegreen)

obligations are reflected as liabilities on Bluegreen’s balance sheet.  The BB&T Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.

Bluegreen repaid all outstanding borrowings under this facility in connection with the 2012 Term Securitization described below and as of December 31, 2012, Bluegreen had no outstanding borrowings under this facility.

Quorum Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), which Bluegreen has maintained since 2010. In March 2013, Bluegreen amended and expanded the Quorum Purchase Facility. Pursuant to the terms of the amendment and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2014 eligible timeshare receivables from Bluegreen or certain of its subsidiaries in an amount of up to an aggregate $30.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, with respect to any future advances. Quorum will be paid a program fee rate of 5.5% per annum, As of December 31, 2012, $5.9 million of the outstanding balance bears interest at a fixed rate of 8.0%, $4.6 million of the outstanding balance bears interest at a fixed rate of 6.5%, and $5.2 million of the outstanding balance bears interest at a fixed rate of 6.0%. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings.  Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on Bluegreen’s balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by Bluegreen.

During 2012, Bluegreen pledged $12.8 million of VOI notes receivable to this facility and received cash proceeds of $10.6 million. Bluegreen also repaid $2.5 million on the facility during the period.

Other Outstanding Receivable-Backed Notes Payable

Bluegreen has outstanding obligations under various receivable-backed credit facilities and securitizations that have no remaining future availability as the advance periods have expired.  Information regarding these facilities and securitizations is set forth in the table below (dollars in thousands):

	Outstanding Balance as of December 31, 2012	Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2012

GE Bluegreen/Big Cedar Facility	$7,517	April 2016	30 day LIBOR+1.75%;1.96%
Legacy Securitization (1)	10,270	September 2025	12.00%
2012 Term Securitization	95,900	December 2027	2.94%
Other Non-Recourse Receivable-Backed Notes Payable	244,432	December 2015 - March 2026	5.54%-7.88%
	$358,119

(1)

 Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $1.2 million.

The GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”), which is guaranteed by Bluegreen Corporation.  The advance period under this facility has expired and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged

MD&A

(Bluegreen)

receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (1.96% as of December 31, 2012).  During 2012, Bluegreen repaid $8.0 million on this facility.

Legacy Securitization. In September 2010, Bluegreen completed a securitization transaction of Bluegreen’s lowest FICO®-score loans, substantially all of which were generated prior to December 15, 2008, the date that Bluegreen implemented its FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, $27.0 million of notes payable were issued which were secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. While ownership of the timeshare receivables included in the Legacy Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

Bluegreen Corporation guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During 2012 Bluegreen repaid $6.2 million on this facility.

2012 Term Securitization. On September 13, 2012, Bluegreen completed a private offering and sale of $100.0 million of investment-grade, timeshare loan-backed notes payable (the "2012 Term Securitization") to BB&T Capital Markets and RBS Securities Inc. as initial purchasers. The 2012 Term Securitization consisted of the issuance of two tranches of timeshare-loan backed notes: $79.05 million of Class A notes and $20.95 million of Class B notes with interest rates of 2.66% and 3.99%, respectively, which blended to a weighted-average interest rate of 2.94%. The advance rate for this transaction was 89.5% and the amount of timeshare receivables sold was approximately $111.7 million. Approximately $78.0 million of the $100.0 million of gross proceeds were used to repay in full both the BB&T Purchase Facility and the facility entered into in 2008 with Liberty Bank, as well as to capitalize a reserve fund and pay fees and expenses associated with the transaction.

While ownership of the timeshare receivables included in the 2012 Term Securitization was transferred and sold for legal purposes, the transfer of these timeshare receivables was accounted for as a secured borrowing.

During 2012, Bluegreen repaid $4.1 million on this facility.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, Bluegreen has other non-recourse securitization debt outstanding.  While the ownership of VOI receivables under these securitizations was transferred for legal purposes, these transfers are accounted for as secured borrowings and therefore are included on Bluegreen’s balance sheet. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and to fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen.  During 2012, Bluegreen repaid $88.6 million under these facilities.

MD&A

(Bluegreen)

Credit Facilities for Bluegreen Inventories without Existing Future Availability

Bluegreen has outstanding obligations under various credit facilities and other notes payable collateralized by Bluegreen’s inventories.  As of December 31, 2012, these included the following significant items (dollars in thousands):

	Outstanding Balance as of December 31, 2012	Borrowing Maturity (1)	Borrowing Rate; Rate as of December 31, 2012
Foundation Capital	$9,351	October 2015	8.00% (2)
CapitalSource Term Loan	4,870	November 2015	30-day LIBOR+6.75%;(3) 7.50%
Textron AD&C Facility	2,828	April 2013	Prime + 1.50%; 4.75%
Fifth Third Bank Note Payable	2,701	April 2023	30-day LIBOR+3.00%; 3.21%
Other Lines-of-Credit and Notes Payable	1,801	June 2013 - June 2014	5.00%-6.00%
	$21,551

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between December 31, 2012 and maturity.
(2)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.
(3)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.

Foundation Capital.    In 2010, in two separate transactions, Bluegreen acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc. (“Foundation Capital”), with both notes totaling $13.2 million. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes are based upon release payments from sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. During 2012 Bluegreen repaid $3.5 million of the outstanding balance.

CapitalSource Term Loan. In November 2012, Bluegreen entered into a $5.0 million non-revolving term loan with CapitalSource Bank secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort (the “CapitalSource Term Loan”). The CapitalSource Term Loan bears interest at a rate equal to the sum of the 30-day LIBOR plus 6.75%, subject to a LIBOR floor of 0.75% (7.50% as of December 31, 2012), and matures in November 2015. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Bluegreen Odyssey Dells Resort, subject to mandatory principal reductions pursuant to the terms of the agreement. The CapitalSource Term Loan is cross-collateralized with the CapitalSource Facility discussed above. During 2012 Bluegreen repaid $0.1 million of this loan.

Textron AD&C Facility. Bluegreen has a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”) which was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.50% (4.75% as of December 31, 2012) and is due monthly.  The advance period under the Textron AD&C Facility has expired. The outstanding balance under the Textron AD&C facility as of December 31, 2012 relates solely to the sub-loan used for the acquisition of Bluegreen’s Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. During 2012, Bluegreen repaid $1.0 million of the outstanding balance under this facility and repaid the remainder of the outstanding balance in January 2013.

MD&A

(Bluegreen)

Fifth Third Bank Note Payable.  Bluegreen has an outstanding note payable with Fifth Third Bank, which was used to finance a past acquisition of real estate.   Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023.  The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.21% as of December 31, 2012).  During 2012, Bluegreen repaid $0.2 million under this note.

2013 Notes Issuance.  On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “Notes”) in a private financing arranged by BB&T Capital Markets. The Notes are secured by certain of Bluegreen’s assets, primarily the cash flows from the residual interests relating to Bluegreen’s term securitizations and Bluegreen’s VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  Pursuant to the terms of the Notes, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort.  Bluegreen may also pledge additional residual interests from its future term securitizations, if any.  The Notes initially bear interest at a fixed rate of 8.8% with a possible, one-time rate decrease to either 8.55% or 8.05% depending on a final rating that may be obtained from a rating agency at Bluegreen’s option by June 26, 2013.  The Notes mature in March 2020 with certain required amortization during the seven- year term. The terms of the Notes include certain covenants and events of default which Bluegreen considers to be customary for transactions of this type. The proceeds from the Notes offering are expected to be used to fund a portion of the merger consideration related to Bluegreen’s currently contemplated merger with BFC.

Commitments

Bluegreen’s material commitments as of December 31, 2012 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete its projects based on Bluegreen’s sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt and its non-cancelable operating leases by period due date, as of December 31, 2012 (in thousands):

	Payments Due by Period
						Purchase
	Less than	1 — 3	4 — 5	After 5		Accounting
Contractual Obligations	1 year	Years	Years	Years		Adjustments	Total

Receivable-backed notes payable	$—	9,623	34,069	401,963	(1)	(284)	445,371
Lines-of-credit and notes payable	6,501	13,029	454	1,567		(222)	21,329
Jr. subordinated debentures	—	—	—	110,827		(51,048)	59,779
Noncancelable operating leases	6,068	11,627	10,488	17,325		1,370	46,878
Total contractual obligations	12,569	34,279	45,011	531,682		(50,184)	573,357

Interest Obligations (2)
Receivable-backed notes payable	26,205	52,375	48,942	130,077		—	257,599
Lines-of-credit and notes payable	1,503	2,268	115	268		—	4,154
Jr. subordinated debentures	5,720	11,440	11,440	103,679		—	132,279
Total contractual interest	33,428	66,083	60,497	234,024		—	394,032
Total contractual obligations	$45,997	100,362	105,508	765,706		(50,184)	967,389

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $1.2 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2012.

MD&A

(Bluegreen)

As of December 31, 2012 cash required to satisfy Bluegreen’s development obligations related to resort buildings and resort amenities is estimated to be approximately $4.9 million. Bluegreen also estimates that the cash required to satisfy Bluegreen’s retained obligations related to certain Bluegreen Communities projects is approximately $1.3 million as of December 31, 2012. Bluegreen plans to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, Bluegreen may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future. In addition, in lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with  certain property owners’ associations. As of December 31, 2012 and December 31, 2011, Bluegreen had liabilities for subsidy guarantees totaling $2.6 million and $1.6 million, respectively, which are included in accrued liabilities and other on Bluegreen’s Consolidated Balance Sheets as of those dates.

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

Bluegreen’s credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, and Bluegreen may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect Bluegreen’s financial condition and results of operations.  Further, certain of Bluegreen’s outstanding debt includes covenants which restrict its ability to pay cash dividends on or repurchase shares of Bluegreen’s common stock.  In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

Off-balance-sheet Arrangements

As of December 31, 2012, Bluegreen did not have any “off-balance sheet” arrangements.

MD&A

(BBX Capital)

BBX Capital

The Company’s consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 include the results of operations of BBX Capital. On July 31, 2012, BBX Capital completed the sale of BankAtlantic, its former wholly owned banking subsidiary, to BB&T. As a result of the completion of the sale, BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units are presented as discontinued operations for all periods presented.   BBX Capital’s continuing operations are reported through two reportable segments: BBX and FAR. The only assets available to BFC from BBX Capital are dividends when and if paid by BBX Capital. BBX Capital is a separate public company, and its management prepared the following discussion, which was included in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2012. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries, references to the “Parent Company” are references to BBX Capital, at its parent company level,  and none of the foregoing are references to BFC, Woodbridge, or Bluegreen.

Introduction

BBX Capital was organized under the laws of the State of Florida in 1994. BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic and its subsidiaries.  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On July 31, 2012, BBX Capital completed its previously announced sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic, which we refer to together with the transactions related thereto, as the “BB&T Transaction.” Following the BB&T Transaction, BBX Capital requested and received approval from the Federal Reserve for deregistration as a savings and loan holding company effective July 31, 2012. As such, BBX Capital is no longer subject to regulation by the Federal Reserve or restrictions applicable to a savings and loan holding company and is no longer subject to the Company Order.

Consolidated Results of Operations

The Company reports its consolidated results of operations in two reportable segments, BBX and FAR.  The BBX reportable segment consists of the activities associated with BBX Capital’s portfolio of loans receivable and its portfolio of real estate properties, maximizing the cash flows from its portfolio of charged-off loans, and pursuing equity and debt investment opportunities in real estate and middle market operating businesses.  The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.  FAR’s activities began on August 1, 2012.

The results of operations of BBX for the years ended December 31, 2012, 2011 and 2010 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and FAR, BankAtlantic’s Commercial Lending reporting unit and all of BankAtlantic’s general corporate overhead.

Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
BBX	$(41,297)	(78,992)	(133,363)
FAR	(5,923)	-	-
Loss from continuing operations
before benefit for income taxes	$(47,220)	(78,992)	(133,363)
(Benefit) provision for income taxes	(18,744)	(19,480)	127
Loss from continuing operations	(28,476)	(59,512)	(133,490)

MD&A

(BBX Capital)

For the year ended December 31, 2012 compared to the year ended December 31, 2011

The improvement in BBX’s loss from continuing operations during 2012 compared to 2011 was primarily the result of lower provision for loan losses, interest expense, and operating expenses and an increase in non-interest income partially offset by a decline in interest income.

The decrease in the provision for loan losses of $40.0 million primarily reflects what management believes to be a stabilization of real estate property values in 2012 resulting in lower write-downs of collateral dependent loans to the fair value of the collateral less cost to sell in relative to prior periods. BBX transferred $297.3 million of commercial loans to BB&T in the BB&T Transaction, which contributed to fewer loans migrating to a non-accrual status subsequent to the BB&T Transaction.

The reduction in interest expense of $6.0 million resulted from lower average balances as BB&T assumed all of the Company’s outstanding TruPS obligations as of July 31, 2012 resulting in only seven months of interest expense during 2012 compared to a full year of interest expense during 2011.

The decrease in operating expenses reflects a $5.9 million reduction in occupancy expenses and a $6.0 million reduction in asset impairments partially offset by a $4.7 million increase in professional fees.  The lower occupancy expense reflects the consolidation of back-office facilities during prior periods, the consummation of the BB&T Transaction as of July 31, 2012 and the terms of a transition services agreement entered into with BB&T in connection with the BB&T Transaction that permitted BBX to use office space at its former headquarters at no cost from July 31, 2012 through December 1, 2012.  The decrease in asset impairments reflects fewer assets and lower write-downs of real estate owned resulting primarily from lower valuation adjustments from updated property valuations during 2012 compared to the same 2011 period. The increase in professional fees during 2012 compared to 2011 resulted primarily from litigation costs associated with the SEC litigation and higher insurance reimbursements during 2011 compared to 2012 associated with recently completed class action securities litigation.

The increase in non-interest income of $5.6 million resulted primarily from the sale of $3.6 million of properties retained in the BB&T Transaction for a $5.6 million gain.

The above improvements in BBX’s loss from continuing operations were partially offset by $22.8 million of lower interest income resulting primarily from a significant reduction in loan average balances associated with the transfer of $297.3 million of commercial loans in the BB&T upon the sale of BankAtlantic in the BB&T Transaction and the reduction in commercial loan originations during prior periods.

The FAR reportable segment incurred a $5.9 million loss before income taxes from inception (August 1, 2012) through December 31, 2012.  The loss reflects a $4.6 million provision for loan losses associated primarily with consumer and residential loan charge-offs based on updated valuations on non-performing loans.  FAR earned $3.6 million of interest income on its loan portfolio and incurred $2.5 million of interest expense consisting of the priority return of LIBOR plus 200 basis points payable with respect to BB&T’s preferred membership interest.  FAR incurred $2.8 million of non-interest expenses during the five month period associated primarily with foreclosure activities.

For the Year Ended December 31, 2011 compared to the year ended December 31, 2010:

BBX’s reduced loss during the year ended December 31, 2011 compared to the same 2010 period resulted primarily from a $53.6 million decline in the provision for loan losses, a $5.1 million reduction in professional fees and a $7.3 million reduction in operating expenses.  The above improvements in BBX’s results of operations were partially offset by a $9.4 million increase in asset impairments and an $8.0 million decline in interest income.

The decrease in the provision for loan losses primarily reflects a slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods.  The amount of nonaccrual loans declined from $273.9 million at December 31, 2010 to $233.3 million at December 31, 2011.  The reduction in the allowance for loan losses resulted primarily from the improvement in loan delinquencies and a significant reduction in loan charge-offs during 2011 compared to 2010.

The decrease in professional fees reflects lower legal fees during 2011 compared to 2010 from a class action securities litigation and higher insurance reimbursements relating to the same matter during 2011.

MD&A

(BBX Capital)

The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, and normal attrition. BBX reduced its commercial lending workforce, consisting primarily of lending officers as commercial loan originations and purchases during 2011 and were significantly reduced.

The above reduction in BBX’s loss was partially offset by asset impairments including $2.8 million of lower of cost or market adjustments on loans held for sale during 2011 compared to no adjustments during 2010 and write downs of REO amounting to $11.8 million during 2011 compared to $5.3 million during 2010.

The lower interest income in 2011 resulted primarily from a significant reduction in commercial loan balances.  BBX implemented a strategy to reduce its commercial loan balances during 2010 and 2011 in order to improve regulatory capital ratios as well as comply with the Cease and Desist Order BankAtlantic entered into with its regulator on February 23, 2011 (the “Bank Order”)

Results of Discontinued Operations

Income (loss) from the Company’s discontinued operations was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Net interest income	$37,384	84,595	102,607
Provision for loan losses	(18,383)	(33,764)	(52,906)
Gain on the sale of BankAtlantic	290,642	-	-
Non-interest income	37,234	124,994	103,905
Non-interest expense	(61,634)	(125,872)	(165,627)
Income from discontinued operations
before provision for income taxes	285,243	49,953	(12,021)
(Provision) benefit for income taxes	(21,005)	(19,182)	2,261
Net income from discontinued operations	$264,238	30,771	(9,760)

For the Year Ended December 31, 2012 compared to the year ended December 31, 2011:

The significant increase in income from discontinued operations during the year ended December 31, 2012 compared to the same 2011 period resulted primarily from the gain recognized on the sale of BankAtlantic to BB&T.  As a consequence of the sale, the income from discontinued operations for the year ended December 31, 2012 includes seven months of activity while the 2011 and 2010 periods included twelve months of activity.

Included in income from discontinued operations during the year ended December 31, 2011 was the sale of 19 Tampa branches and related facilities to an unrelated financial institution on June 3, 2011 for a net gain of $38.6 million.  The decline in net interest income and non-interest income during 2012 compared to 2011 resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in low yielding cash balances, at the Federal Reserve Bank.  The decline in non-interest income resulted primarily from lower deposit fee income mainly due to fewer deposit accounts as a result of the Tampa branch sale and lower overdraft fees.   The above reductions in net interest income and non-interest income were partially offset by lower operating expenses.  The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale.

For the Year Ended December 31, 2011 compared to the year ended December 31, 2010:

The increase in income from discontinued operations during the year ended December 31, 2011 compared to the same 2010 period resulted primarily from the $38.6 million gain on the Tampa branch sale, a decline in the provision for loan losses and reduced operating expenses.  The above improvements in discontinued operations were partially offset by an $18.0 million decline in net interest income.

MD&A

(BBX Capital)

The decrease in the provision for loan losses primarily reflects a slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods and a significant reduction in loan charge-offs during 2011 compared to 2010.

The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale.

The lower net interest income in 2011 resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in cash at the Federal Reserve Bank.  BBX reduced its asset balances during 2010 and 2011 in an effort to improve regulatory capital ratios.

Provision (benefit) for income taxes

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations or accumulated other comprehensive loss.  However, an exception to the general rule exists when there is a pre-tax loss from continuing operations and pre-tax income from other categories.  In such instances, income from other categories is used to offset the current loss from continuing operations resulting in such offset being reflected in continuing operations.  The offset is limited to the lower of income from other categories or the loss from continuing operations.  As a consequence, the Company recognized a continuing operation benefit for income taxes for the year ended December 31, 2012 in the amount of $18.7 million. The discontinued operations provision for income taxes represents the $18.7 million benefit in continuing operations for the year ended December 31, 2012 plus $2.3 million of additional provision for income taxes included in other comprehensive income that was transferred to discontinued operations as a result of the sale of BankAtlantic.

The Company recognized a continuing operations benefit for income taxes for the year ended December 31, 2011 in the amount of $19.5 million.  The continuing operations benefit for income taxes was limited by the pre-tax income from discontinued operations.  Also included in the discontinued operations benefit for income taxes during the year ended December 31, 2011 was the recognition of $214,000 of tax benefits upon the resolution of a tax contingency partially offset by an $84,000 tax payment associated with the recapture of low income tax credits.

BBX Results of Operations

The following table is a condensed income statement summarizing the results of operations of BBX Capital’s business segment (“BBX”) (in thousands):

	For the Years Ended			Change	Change
	December 31,			2012 vs.	2011 vs.
	2012	2011	2010	2011	2010
Net interest income	$8,735	25,474	34,154	(16,739)	(8,680)
(Provision for) recovery
from loan losses	2,163	(37,874)	(91,455)	40,037	53,581
Net interest income after
provision for loan losses	10,898	(12,400)	(57,301)	23,298	44,901
Non-interest income	6,187	598	1,300	5,589	(702)
Non-interest expense	(58,382)	(67,190)	(77,362)	8,808	10,172
BBX loss before income taxes	(41,297)	(78,992)	(133,363)	37,695	54,371
(Benefit) provision for income taxes	(16,393)	(19,480)	127	3,087	(19,607)
BBX net loss	$(24,904)	(59,512)	(133,490)	34,608	73,978

Net Interest Income

The reduction in net interest income during each of the years in the three year period ended December 31, 2012 resulted primarily from a significant reduction in the origination and purchase of commercial loans throughout the three year period reflecting BankAtlantic’s efforts to reduce assets in order to improve regulatory capital and the limitations under the Bank Order.  The average loan balance declines were also impacted by loan repayments,

MD&A

(BBX Capital)

migration of loans to real estate owned and loan sales. Additionally, pursuant to the BB&T Transaction, $297 million of commercial loans were transferred to BB&T and $223.8 million of commercial loans were transferred to FAR significantly reducing the average balance of commercial loans reported in the BBX reportable segment during the year ended December 31, 2012.  The balances of commercial loans in the BBX reportable segment declined from $1.03 billion as of December 31, 2010 to $799 million as of December 31, 2011 to $56 million as of December 31, 2012.

Provision for loan losses

Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
Allowance for Loan Losses:	2012	2011	2010	2009	2008
Balance, beginning of period	$129,887	162,139	187,218	137,257	94,020
Charge-offs :
Commercial real estate	(54,189)	(43,266)	(107,994)	(112,769)	(79,230)
Commercial non-real estate	(15,667)	(8,205)	(996)	(516)	-
Discontinued operations	(22,699)	(60,278)	(65,661)	(72,605)	(38,644)
Total Charge-offs	(92,555)	(111,749)	(174,651)	(185,890)	(117,874)
Recoveries
Commercial real estate	3,882	1,272	1,661	700	-
Commercial non-real estate	893	1,140	716	500	41
Discontinued operations	4,474	5,447	2,834	1,993	1,269
Total recoveries	9,249	7,859	5,211	3,193	1,310
Net (charge-offs)	(83,306)	(103,890)	(169,440)	(182,697)	(116,564)
(Recovery from) provision
for loan losses	(2,163)	37,874	91,455	131,181	87,841
Transfer of allowance for
loan losses to FAR	(6,691)	-	-	-	-
Transfers to held for sale	(48,645)	-	-	-	-
Discontinued operations
provision	12,227	33,764	52,906	101,477	71,960
Balance, end of period	$1,309	129,887	162,139	187,218	137,257

Discontinued operations represent the activity in the allowance for loan losses associated with the Community Banking and Capital Services reporting units.

Commercial real estate loan charge-offs during the year ended December 31, 2012 included $46.7 million of charge-offs related to previously established specific valuation allowances.  BBX charged-off specific valuation allowances on collateral dependent loans during the first quarter of 2012 in accordance with OCC guidance (which is discussed in more detail below).   Excluding these specific valuation allowance charge-offs, commercial real estate charge-offs declined from $108.0 million and $43.3 million during the years ended December 31, 2011 and 2010, respectively, to $7.5 million during the year ended December 31, 2012.   The significant reduction in charge-offs reflected declines in loan balances and the number of loans migrating to a non-accrual status in part reflecting that there were no significant commercial loan originations after December 2008 as well as the transfer of $378.2 million of commercial real estate loans to loans held for sale in March 2012 in connection with the BB&T Transaction.

Commercial non-real estate loan charge-offs during the year ended December 31, 2012 included $12.5 million of charge-offs related to previously established specific valuation allowances. The remaining charge-offs during the year ended December 31, 2012 period related primarily to two asset backed loans.  The commercial non-real estate

MD&A

(BBX Capital)

loan charge-offs during year ended December 31, 2011 related primarily to $7.5 million of charge-offs associated with a factoring joint venture that ceased operations in September 2011.

The reduction in discontinued operations loan charge-offs and provision for loan losses reflects management’s perception of improving economic conditions, declining unemployment rates in Florida and the slowing of the decline in property values for residential and consumer home equity loans.

The commercial real estate loan recoveries resulted primarily from foreclosures as the fair value of the properties less cost to sell was higher than the recorded investment in the loans reflecting what management believed to be improvements in property valuations subsequent to the charge down of foreclosed loans.

Loans with a recorded investment of $1.9 billion were transferred to assets held for sale as of March 31, 2012 as those loans were anticipated to be transferred to BB&T in the BB&T Transaction.  The allowance for loan losses as of March 31, 2012 associated with these commercial loans was $48.6 million and was included in the above table for the year ended December 31, 2012.

Loans with a recorded investment of $302.0 million were transferred to FAR as of August 1, 2012 in connection with the consummation of the BB&T Transaction.  The allowance for loan losses associated with these loans was $6.7 million and was included in the above table for the year ended December 31, 2012.

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

	December 31, 2012			December 31, 2011			December 31, 2010
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial non-mortgage	$1,309	19.73%	12.15%	17,192	14.55%	4.59%	10,786	7.95%	4.27%
Commercial real estate	-	-	87.85	66,269	9.74	26.42	83,859	9.37	28.15
Discontinued operations	-	-	0.00	46,426	2.61	68.99	67,494	3.14	67.58
Total allowance for loan losses	$1,309	2.40	100.00	129,887	5.04	100.00	162,139	5.10	100.00

	December 31, 2009			December 31, 2008
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial non-mortgage	$4,515	2.91%	3.24%	3,173	2.20%	3.24%
Commercial real estate	105,288	9.03	29.41	87,535	6.68	29.41
Discontinued operations	77,415	3.03	67.35	46,549	1.50	67.35
Total allowance for loan losses	$187,218	4.83	100.00	137,257	3.08	100.00

MD&A

(BBX Capital)

Included in the allowance for loan losses in the above table were specific valuation allowances as follows (in thousands):

	December 31,
	2012	2011	2010	2009	2008
Commercial non-real estate	$784	15,408	9,850	174	-
Commercial real estate	-	52,582	62,986	56,153	41,193
Discontinued operations	-	9,257	16,761	14,158	300
Total	$784	77,247	89,597	70,485	41,493

The decrease in the allowance for loan losses at December 31, 2012 compared to the prior periods resulted primarily from the charge-off of specific valuation allowances on collateral dependent loans as well as from the transfer of $1.8 billion of loans and $46.3 million of related allowance for loan losses to BB&T in connection with the sale of BankAtlantic.  The reduction in allowance for loan losses to gross loans in each category also reflects the charge-off of $65.7 million of the specific valuation allowances discussed in the following paragraph and the fact that a higher percentage of the loans which were retained in the BB&T Transaction were non-performing and/or collateral dependent.  An allowance for loan losses was not established for those collateral dependent loans as these loans were instead charged-down to the fair value of the collateral less cost to sell.  The specific valuation allowance as of December 31, 2012 reflects impaired loans measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.

As part of the transition of the regulation of OTS savings associations such as BankAtlantic to the OCC, the OCC  provided guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including  guidance surrounding specific valuation allowances on collateral dependent loans.  Under OCC guidance, where the appraised value of collateral on a collateral dependent loan was less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance was generally required.   Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and, during the first quarter of 2012, the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell.  This charge down consisted entirely of the charging-off of existing specific valuation allowances.  As  a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce the Company’s allowance for loan losses and recorded investment in the loans.  Further, these charge-offs of specific valuation allowances did not  impact the estimation of the allowance for loan losses as the change in the specific valuation allowances was always a factor in the overall estimation of the allowance for loan losses.

MD&A

(BBX Capital)

At the indicated dates, BBXs non-performing assets, loans contractually past due 90 days or more and still accruing and troubled debt restructured loans were as follows (in thousands):

	As of December 31,
	2012	2011	2010	2009	2008
NON-PERFORMING ASSETS
Commercial real estate	$50,480	213,173	256,271	207,206	229,888
Commercial non-mortgage	3,362	20,120	17,659	23,621	11,386
Discontinued operations	-	115,099	115,173	102,351	47,582
Total non-accrual assets	53,842	348,392	389,103	333,178	288,856
REPOSSESSED ASSETS:
Commercial real estate	60,164	73,028	54,296	25,442	16,500
Discontinued operations	-	14,146	20,192	10,503	2,545
Total repossessed assets	60,164	87,174	74,488	35,945	19,045
Total non-performing assets	$114,006	435,566	463,591	369,123	307,901
Total non-performing assets as
a percentage of:
Total assets	65.26	11.84	10.28	7.67	5.30
Loans, tax certificates and
real estate owned	98.09	15.70	13.70	9.15	6.55
TOTAL ASSETS	$174,691	3,678,119	4,509,433	4,815,617	5,814,557
TOTAL LOANS, TAX CERTIFICATES
AND NET REAL ESTATE OWNED	$116,223	2,774,848	3,383,171	4,035,261	4,702,551
Allowance for loan losses	$1,309	129,887	162,139	187,218	137,257
OTHER ACCRUING IMPAIRED
LOANS
Contractually past due 90 days
or more (1)	$-	80	-	9,960	15,721
Performing impaired loans (2)	-	-	11,880	6,150	-
Troubled debt restructured loans	-	116,954	96,006	107,642	25,843
TOTAL OTHER ACCRUING
IMPAIRED LOANS	$-	117,034	107,886	123,752	41,564

(1)	The majority of these loans had matured and the borrowers continued to make payments under the matured loan agreement or the loan had sufficient collateral to prevent loss.
(2)

BBX believed that it would ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not have been in accordance with the contractual terms of the loan agreement.

The reduction in non-performing assets during the year ended December 31, 2012 compared to prior years resulted from the sale of BankAtlantic to BB&T.  BBX’s loans as of December 31, 2012 are generally collateral dependent loans and in the process of foreclosure. The reduction in REO balances as of December 31, 2012 compared to December 31, 2011 resulted primarily from the sale of five commercial real estate properties during 2012 with an aggregate book value of $21.7 million.

The increase in non-accrual loans during the three year period ended December 31, 2010 reflected the general deterioration in the national and Florida economy, high unemployment, and the depressed residential real estate market  as well as longer than historical time-frames to foreclose on and sell real estate collateral.  Additionally, during 2010, the continued deterioration in the commercial non-residential real estate market resulted in an increase in troubled loans secured by shopping centers, storage facilities, and office buildings.  Residential non-accrual loans

MD&A

(BBX Capital)

increased during the three year period due to prolonged foreclosure time frames, declining property values and high unemployment rates. Non-accrual commercial non-mortgage and small business loans increased primarily due to the deteriorating financial condition of certain of our borrowers, which we believe was the result of Florida’s depressed economy and a reduction in consumer spending associated with high unemployment during the multi-year period.  The increase in commercial real estate non-accrual loans during the three year period ended December 31, 2010 reflects the migration of commercial residential loans to a non-accrual classification during the entire period as well as higher commercial non-residential loans migrating to non-accrual status during the year ended December 31, 2010.  During the year ended December 31, 2011, the decline in real estate values slowed and the economic environment as well as the unemployment rate improved compared to prior periods.

The decline in commercial real estate non-accrual loans during the year ended December 31, 2011 primarily resulted from a decline in loans migrating to a non-accrual status.  During the year ended December 31, 2011, $81.2 million of loans migrated to a non-accrual status while $229.1 million of loans migrated to non-accrual during the same 2010 period.  Additionally, during the year ended December 31, 2011, four non-accrual loans with an aggregate book value of $15.1 million were sold and $33.8 million of commercial real estate non-accrual loans were transferred to real estate owned.

The higher balance of repossessed assets at December 31, 2011 compared to December 31, 2010 resulted primarily from a decline in sales of real estate owned.  During the year ended December 31, 2011, BankAtlantic transferred $51.3 million of loans to real estate owned and sold $28.2 million of real estate owned properties.  During the year ended December 31, 2010, BankAtlantic transferred $61.3 million of loans to real estate owned and sold $52.3 million of real estate owned properties.

The higher repossessed asset’s balances at December 31, 2010 compared to prior periods reflects increased foreclosures of commercial real estate loans.

Troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31, 2012		As of December 31, 2011		As of December 31, 2010
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$10,936	-	108,946	96,146	130,783	70,990
Discontinued operations	-	-	15,813	20,808	12,977	25,016
Total	$10,936	-	124,759	116,954	143,760	96,006

BBX’s commercial loan portfolio includes large loan balance lending relationships. Two relationships accounted for 56.2% of our $53.8 million of non-accrual commercial loans as of December 31, 2012.  The following table outlines general information about these two relationships as of December 31, 2012 (in thousands):

	Unpaid
	Principal	Recorded	Loan	Date of Last
Relationships	Balance	Investment (1)	Class	Full Appraisal

Relationship No. 1	45,796	19,570	CRE- Residential	Q4-2012
Relationship No. 2	17,642	10,686	CRE- Other	Q1-2012
Total	$63,438	30,256

(1)	Recorded investment is “Unpaid Principal Balance” less charge-offs.

MD&A

(BBX Capital)

BBX Non-Interest Income

	For the Years Ended			Change	Change
	December 31,			2012 vs.	2011 vs.
(in thousands)	2012	2011	2010	2011	2010
Income (loss) from
unconsolidated companies	$281	(255)	1,054	536	(1,309)
Net gains on the sales of
assets held for sale	5,580	504	85	5,076	419
Other	326	349	161	(23)	188
Total non-interest income	$6,187	598	1,300	5,589	(702)

The non-interest income (loss) from unconsolidated companies during 2012, 2011 and 2010 represented equity earnings from the trusts formed to issue the TruPS.  The equity earnings during the year ended December 31, 2012 represented seven months of activity as the trusts were acquired by BB&T as of July 31, 2012 in connection with the assumption by BB&T of all of the Company’s TruPS obligations upon consummation of the BB&T Transaction.

The net gains on the sales of assets held for sale during the year ended December 31, 2012 primarily represents the sale of two properties retained by BBX in the BB&T Transaction for a $5.6 million gain.  The properties were acquired by BankAtlantic for branch and back office facilities expansion.

The net gains on the sales of assets held for sale during the year ended December 31, 2011 primarily represent $2.1 million of gains recognized on the sale of $5.6 million of commercial loans.   These gains on loan sales were partially offset by a $1.5 million other than temporary decline in value of an equity investment in a financial institution.

The net gains on the sales of assets held for sale during the year ended December 31, 2010 represent net gains on the sales of commercial loans.

Other income for the year ended December 31, 2012 primarily related to deposit overdraft recoveries and retention of a $67,000 non-refundable deposit associated with a contract to sell a real estate owned property.

Other income for the year ended December 31, 2011 related primarily to the sale of property and equipment and fees from BFC for services provided to BFC.

Other income for the year ended December 31, 2010 related primarily to BFC service fees and miscellaneous income from commercial lending activities.

BBX Non-Interest Expense

	For the Years Ended			Change	Change
	December 31,			2012 vs.	2011 vs.
(in thousands)	2012	2011	2010	2011	2010
Employee compensation and benefits	$21,920	22,439	28,606	(519)	(6,167)
Occupancy and equipment	4,622	10,492	11,516	(5,870)	(1,024)
Professional fees	14,733	10,006	15,101	4,727	(5,095)
Asset impairments	8,635	14,666	5,303	(6,031)	9,363
Other	8,472	9,587	16,836	(1,115)	(7,249)
Total non-interest expense	$58,382	67,190	77,362	(8,808)	(10,172)

MD&A

(BBX Capital)

Accounting rules require that BankAtlantic’s general corporate overhead be included in its entirety in BBX’s non-interest expense as part of continuing operations for each of the years in the three year period ended December 31, 2012.  However, because the BB&T Transaction was completed on July 31, 2012 only BankAtlantic’s general corporate overhead during the seven month period ended July 31, 2012 was included in BBX’s non-interest expense for the year ended December 31, 2012. In connection with the BB&T Transaction, BBX entered into a transition services agreement with BB&T pursuant to which, among other things, former employees of BankAtlantic would provide specified services to BBX at no cost to BBX until the later of such date that they are no longer employed by BB&T or October 2012 and BBX had the right to utilize office space at BankAtlantic’s former headquarters at no cost until December 2012.   As a consequence, BBX did not recognize compensation expenses during the two months ended September 30, 2012 for services performed on behalf of BBX by these BB&T employees as the fair value of the costs of these services was not material.    BBX’s cost structure significantly changed as a result of the reduction in general overhead associated with the consummation of the BB&T Transaction. The reduction in general corporate overhead was partially offset by the relocation of BBX’s corporate headquarters in December 2012 and the hiring of 33 former BankAtlantic employees.

The decline in employee compensation and benefits expense for each of the years in the three year period ended December 31, 2012 resulted primarily from workforce reductions. BankAtlantic had significantly reduced its commercial lending workforce since January 1, 2010, consisting primarily of fewer lending officers, loan processors and loan underwriters, through reductions in force and normal attrition as commercial loan originations and purchases during the three year period significantly declined from historical levels.  This reduction in the number of employees resulted in lower health insurance, payroll taxes, and share-based compensation.  The above reductions in compensation expense during the year ended December 31, 2012 were partially offset by $7.3 million in executive bonuses.

The decline in occupancy and equipment expenses for the year ended December 31, 2012 compared to the same 2011 period resulted primarily from the closing of the BB&T Transaction on July 31, 2012 and lower general overhead expenses due primarily to consolidation of back-office facilities.  The decline in occupancy and equipment expenses for the year ended December 31, 2011 compared to 2010 reflects lower lease expenses, real estate taxes and utilities due primarily to the consolidation of back office facilities.

The increase in professional fees during the year ended December 31, 2012 compared to the same 2011 period resulted primarily from legal costs associated with the SEC litigation.  BBX also received higher insurance reimbursement during 2011 compared to 2012.  BBX also incurred legal costs during 2012, 2011 and 2010 for loan modification, loan work-out and loan foreclosure expenses.

The decline in professional fees during the year ended December 31, 2011 compared to the same 2010 period reflects lower legal and consulting fees.  The lower legal fees in 2011 primarily reflected higher legal expenses in 2010 relating to a class action securities litigation trial during 2010 and higher insurance reimbursements relating to the same matter during 2011.  Consulting fees declined from $2.8 million during 2010 to $0.9 million during 2011 as BBX incurred significant fees in 2010 associated with investment banking and other advisory services in connection with prior efforts to sell BankAtlantic.

Asset impairments during the year ended December 31, 2012 represented $9.1 million of writedowns on real estate owned and $0.7 million of impairments on loans held for sale compared to $11.8 million and $5.3 million of writedowns on real estate owned and $2.8 million and $0 of impairments on loans held for sale during the year ended December 31, 2011 and 2010, respectively. The writedowns on real estate owned and the impairments on loans held for sale were the result of updated valuations.

MD&A

(BBX Capital)

Other non-interest expenses consisted of the following:

	For the Years Ended			Change	Change
	December 31,			2012 vs.	2011 vs.
(in thousands)	2012	2011	2010	2011	2010
Insurance	$3,232	4,125	4,114	(893)	11
Foreclosed asset activity, net	1,594	(852)	4,057	2,446	(4,909)
Executive services	952	2,060	2,972	(1,108)	(912)
Other	1,529	4,254	5,693	(2,725)	(1,439)
Total other non-interest expense	$7,307	9,587	16,836	(2,280)	(7,249)

The decline in insurance expense for the year ended December 31, 2012 compared to prior periods resulted primarily from the sale of BankAtlantic and the corresponding reduction in insurance premiums included in general corporate overhead.  The increase in foreclosed asset activity, net during year ended December 31, 2012 compared to the same 2011 period resulted primarily from $2.1 million of gains from the sale of real estate owned during the year ended December 31, 2011 compared to  $79,000 of gains during the same 2012 period.  The remaining increase in foreclosed asset activity, net resulted from higher real estate owned operating expenses associated with an increased number of real estate owned properties during 2012 compared to 2011.  The lower executive services expenses during the year ended December 31, 2012 compared to the same 2011 period resulted primarily from the termination of the shared services agreements with BFC upon consummation of the BB&T Transaction.  The decline in executive services during the year ended December 31, 2011 compared to the same 2010 period reflects reduced shared service personnel during 2011 compared to 2010.

The decline in other expenses during the year ended December 31, 2012 compared to the same 2011 period resulted from lower operating expenses associated with the sale of BankAtlantic.  The decline in other expenses during the year ended December 31, 2011 compared to the same 2010 period reflected lower advertising and promotion costs during 2011 compared to 2010 as well as lower operating costs associated with the consolidation of back office facilities and the reduction in the workforce.

FAR Results of Operations

FAR commenced operations on August 1, 2012 and the results of operations of the FAR business segment relate only to the period from August 1, 2012 through December 31, 2012.

From Inception Through
December 31,
(in thousands)	2012
Interest income	$3,610
BB&T priority return in FAR distribution	(2,467)
Net interest income	1,143
Provision for loan losses	4,568
Net interest income after
provision for loan losses	(3,425)
Non-interest income	319
Non-interest expense:
Professional fees	488
Asset impairments	1,296
Other	1,033
Non-interest expense	2,817
FAR loss before income taxes	(5,923)
Benefit for income taxes	(2,351)
FAR net loss	$(3,572)

MD&A

(BBX Capital)

FAR’s interest income during the five months ended December 31, 2012 resulted primarily from $2.9 million of commercial loan interest income with the balance from small business, consumer and residential loans.

Interest expense during the five month period ended December 31, 2012 represents the priority return associated with the preferred membership interests in FAR. BBX’s 5% share of the priority distribution of $118,000 was eliminated in consolidation.  The priority return is LIBOR + 200 basis points per annum on the unpaid preferred membership interest preference amount.  The preferred membership interest preference amount was reduced from $300 million as of August 1, 2012 to $207.2 million as of December 31, 2012.  FAR utilized cash receipts primarily from asset liquidations to repay the preference amount and fund the priority return.  As of December 31, 2012, BB&T and BBX’s preferred membership interest preference amount in FAR was $196.9 million and $10.3 million, respectively.

BankAtlantic contributed to FAR loans and other assets and liabilities and distributed the membership interest in FAR to BBX Capital immediately prior to the sale of BankAtlantic. As such, transfer of the loans to FAR was accounted for at historical cost as it was a transaction between entities under common control.  The allowance for loan losses associated with the transferred loans was $6.7 million at the transfer date (August 1, 2012).

The activity in the allowance for loan losses during the five month period ended December 31, 2012 was as follows (in thousands):

For the Year Ended
December 31,
Allowance for Loan Losses:	2012
Balance, at August 1, 2012	$6,691
Charge-offs :
Commercial non-real estate	(3,570)
Commercial real estate	(1,497)
Small business	(1,524)
Consumer	(2,280)
Residential	(1,939)
Total Charge-offs	(10,810)
Recoveries of loans
previously charged-off	3,553
Net charge-offs	(7,257)
Provision for loan losses	4,568
Balance, end of period	$4,002

Commercial non-real estate charge-off related primarily to asset backed loans where the borrower ceased business operations and the inventory and/or accounts receivables were liquidated for less than the recorded investment of the loans.  The commercial real estate charge-offs were primarily the result of updated valuations on collateral dependent loans.  Small business charge-offs related largely to the valuation of the entire small business loan portfolio upon the transfer of the portfolio to loans held for sale.  Consumer and residential loan charge-offs mainly reflect updated valuations on loans past due greater than 120 days and an increase in utilization of short sales.  The recoveries of loans previously charged-off resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from loans transferred to real estate owned where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

Non-interest income during the five month period ended December 31, 2012 represents the gain on the sale of a $4.6 million loan.

MD&A

(BBX Capital)

Professional fees primarily consisted of legal fees in connection with the foreclosure and loan collection activities.  Professional fees also include the pursuit of deficiency judgments on charged off loans.

Asset impairments consisted of a $0.6 million provision for tax certificate losses and $0.7 million of lower of cost or market valuation allowance adjustments on loans held for sale. The tax certificate provision resulted primarily from charge-offs of out of state tax certificates.  FAR recognized a $0.5 million impairment charge upon the transferring of residential loans from loans held for sale to loans held for investment.  The valuation allowance for small business loans held for sale was increased by $0.2 million during the fourth quarter of 2012 based on updated loan valuations.

Non-interest expense consisted of the following (in thousands):

From Inception Through
December 31,
2012
Gains on sales of real estate owned	$(816)
Asset servicing expenses	622
Foreclosure expenses	1,163
Foreclosed assets activity, net	64
Total other non-interest expense	$1,033

The gains on the sale of real estate owned resulted primarily from the sale of residential properties.  Asset servicing expenses were fees to loan and real estate management companies to service FAR’s loans and real estate owned.  FAR has $252 million of loans and real estate owned serviced by third parties.  Foreclosure expenses were primarily the payment of real estate taxes on delinquent collateral dependent loans as well as legal expenses incurred in connection with foreclosure and collection activities.  Foreclosed assets activity, net represents real estate owned operating expenses net of income from operating properties.  FAR’s income producing properties are primarily shopping centers, golf courses and office facilities.

MD&A

(BBX Capital)

The composition of FAR’s loans and real estate owned at the indicated dates was as follows (in thousands):

	As of
	December 31,	August 1,
	2012	2012
NON-PERFORMING ASSETS
Tax certificates	$6,391	5,145
Residential (1)	44,622	55,632
Commercial real estate	95,436	104,661
Commercial non-mortgage	-	1,138
Small business	2,845	3,352
Consumer	7,859	8,552
Total non-accrual assets (2)	157,153	178,480
REPOSSESSED ASSETS:
Residential real estate	5,802	5,977
Commercial real estate	13,660	6,990
Small business real estate	2,030	3,035
Consumer real estate	505	379
Total repossessed assets	21,997	16,381
Total non-performing assets	$179,150	194,861
Total non-performing assets as
a percentage of:
Total assets	60.44	49.31%
Loans, tax certificates and
real estate owned	64.95	55.05%
TOTAL ASSETS	$296,012	395,136
TOTAL LOANS, TAX CERTIFICATES
AND NET REAL ESTATE OWNED	$295,507	353,984
Allowance for loan losses	$4,002	6,691
Tax certificates	$6,948	8,541
Allowance for tax certificate losses	$3,559	3,519
OTHER ACCRUING IMPAIRED
LOANS
Troubled debt restructured loans	$48,400	79,069

  (1) Includes $16.1 million and $21.3 million of interest-only residential loans as of December 31, 2012 and August 1, 2012, respectively.

(2)Includes $91.7 million and $105.3 million of troubled debt restructured loans as of December 31, 2012 and August 1, 2012, respectively.

Non-performing assets declined to $179.2 million at December 31, 2012 from $194.9 million as of August 1, 2012.

The decrease in non-accrual loans during the five months ended December 31, 2012 reflected charge-offs, loan repayments, and the transfer of loans to real estate owned.  The increase in tax certificate non-accrual balances primarily resulted from the placing of out-of-state certificates on non-accrual due to the condition of the underlying properties.  The decrease in non-accrual residential loans largely reflected the liquidation of residential loans through short sales and the transfer of loans to real estate owned.  The decline in commercial real estate non-accrual balances primarily resulted from a $4.6 million pay-down on a commercial land loan and the transfer of commercial real estate loans to real estate owned.  The reduction in non-accrual commercial non-mortgage loans reflected the

MD&A

(BBX Capital)

charge-off of an asset-based loan as a result of the borrower ceasing business operations.  The decline in small business non-accrual loans mainly resulted from the transfer of $0.8 million of loans to real estate owned.  The reduction in non-accrual consumer loans was due primarily to charge-offs.

The higher balance of repossessed assets at December 31, 2012 compared to August 1, 2012 resulted primarily from foreclosures of two commercial real estate loans aggregating $6.0 million. During the five months ended December 31, 2012, FAR transferred $11.5 million of loans to real estate owned and sold $5.8 million of real estate owned properties.

FAR’s accruing impaired loans at December 31, 2012 and August 1, 2012 consisted of troubled debt restructured loans where the borrower was in compliance with the loan’s modified terms.  The decline in accruing impaired commercial loans resulted primarily from the transfer of two commercial real estate troubled debt restructured loans aggregating $22 million to non-accrual status. The increase in accruing impaired residential loans mainly reflects loans returning to an accruing status.  Modified non-accrual loans are generally returned to an accruing status when the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

FAR’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31, 2012		As of August 1, 2012
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$82,872	31,633	93,111	54,504
Small business	1,833	4,881	1,637	5,733
Consumer	1,438	8,191	1,577	9,833
Residential	5,525	3,695	8,965	1,872
Total	$91,668	48,400	105,290	71,942

FAR’s commercial loan portfolio includes large loan balance lending relationships. Four relationships accounted for 63% of FAR’s $95.4 million of non-accrual commercial loans as of December 31, 2012.  The following table outlines general information about these seven relationships as of December 31, 2012 (in thousands):

	Unpaid
	Principal	Recorded	Loan	Date of Last
Relationships	Balance	Investment (1)	Class	Full Appraisal
Commercial Non-Residential Developers
Relationship No. 1	$22,273	14,924	CRE- Other	Q1-2012
Relationship No. 2	11,277	11,277	CRE- Residential	Q3-2012
Relationship No. 3	21,911	21,911	CRE- Other	Q2-2012
Relationship No. 4	24,790	12,109	CRE- Other	Q4-2012
Total	$80,251	60,221

(1)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.

The loans that comprise the above relationships are all collateral dependent. As such, FAR measures these loans based on the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisals and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal dates.  However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure.

The majority of residential loans in FAR’s purchased loan portfolio are residential jumbo loans and many of these loans have outstanding loan balances that may be significantly higher than related collateral values as a result of real

MD&A

(BBX Capital)

estate value declines in the housing markets. Additionally, loans that were originated during 2005, 2006 and 2007 have experienced greater deterioration in collateral value since the origination dates than loans originated in prior years resulting in higher loss experiences in these groups of loans. Also, FAR has residential loans in California, Florida, Arizona and Nevada, which are states that have experienced especially elevated foreclosures and delinquency rates.

The purchased residential loan portfolio includes interest-only loans. The terms of these loans provide for possible future increases in a borrower’s loan payments when the contractually required repayments adjust due to interest rate changes and the required amortization of the principal amount begins.  These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses which could result in additional provisions for residential loan losses.

At December 31, 2012, FAR’s residential loan portfolio included $17.8 million of interest-only loans of which $16.1 million were non-accrual loans.

The following table presents purchased residential loans by year of origination segregated by amortizing and interest only loans at December 31, 2012 (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
2007	$3,597	2,110	81.87%	173.76%	689	541	3,065	41.91%
2006	5,490	3,556	73.82%	136.78%	697	576	5,282	39.54%
2005	7,661	4,229	77.69%	126.15%	707	588	7,301	35.78%
2004	19,329	14,720	74.86%	84.39%	710	582	16,127	36.43%
Prior to 2004	5,404	4,568	72.27%	46.43%	645	566	3,701	34.31%

	Interest Only Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
2007	$9,488	5,253	77.48%	135.88%	739	595	8,909	36.34%
2006	14,131	7,731	77.77%	148.54%	731	604	13,643	32.97%
2005	4,344	2,882	72.33%	108.99%	707	619	3,721	39.71%
2004	1,368	971	76.67%	127.41%	734	636	1,368	33.69%
Prior to 2004	980	961	59.11%	55.47%	678	582	980	40.97%

The following table presents purchased residential loans by geographic area segregated by amortizing and interest-only loans at December 31, 2012 (dollars in thousands):

	Amortizing Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
Arizona	$310	284	73.90%	45.78%	741	554	302	45.11%
California	7,755	6,080	73.26%	84.31%	697	609	5,048	37.00%
Florida	10,475	6,340	78.08%	113.18%	694	552	10,234	35.89%
Nevada	773	318	92.50%	154.43%	696	577	773	35.72%
Other States	22,169	16,161	72.30%	73.85%	689	578	19,119	37.88%

	Interest Only Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
Arizona	$883	317	80.00%	168.55%	767	551	883	38.12%
California	6,554	4,204	73.11%	106.37%	730	632	5,487	33.21%
Florida	6,879	3,697	71.81%	140.02%	726	591	6,880	34.58%
Nevada	1,162	414	78.31%	176.13%	727	597	1,162	36.00%
Other States	14,832	9,166	79.00%	138.11%	727	601	14,209	36.34%

MD&A

(BBX Capital)

(1) Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the fourth quarter of 2012 from broker price    opinions.

            (2)  Current FICO scores based on borrowers for which FICO scores were available as of the fourth quarter of 2012.

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

	December 31, 2012			August 1, 2012
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial non-real estate	$427	7.95%	2.20%	$706	3.05%	7.65
Commercial real estate	2,207	1.33	68.31	4,224	2.12	66.10
Small business	-	0.00	-	1,115	5.15	7.17
Residential real estate	107	0.20	22.54	239	0.63	12.51
Consumer	1,261	7.46	6.95	407	2.05	6.57
Total allowance for loan losses	$4,002	1.65%	100.00%	$6,691	2.22%	100.00

The decline in the allowance for loan losses for commercial non-real estate loans reflects loan payoffs partially offset by an increase in the allowance to gross loans due to higher historical loss experiences.  The decrease in the residential loans allowance for loan losses resulted primarily from lower outstanding balances and improved loss experiences.  The entire small business loan portfolio was transferred to loans held for sale in September 2012 and measured at the lower of cost or market value.  Upon transfer, FAR recognized a $1.3 million charge-off and eliminated the small business allowance for loan losses.  The increase in consumer allowance for loan losses reflects higher historical loss experiences during the five month period and a deterioration of the credit quality in the consumer loan portfolio as evidenced by declining credit scores.

Included in allowance for loan losses in the above table were specific valuation allowances.  FAR’s specific valuation allowances by loan type were as follows (in thousands):

	December 31,	August 1,
	2012	2012
Commercial	$836	1,207
Small business	-	790
Total	$836	1,997

MD&A

(BBX Capital)

The reduction in specific valuation allowances resulted primarily from the charge-off of commercial non-mortgage valuation allowances and improved cash flow estimates on loans measured by the present value of discounted cash flows.  The small business valuation allowances was eliminated upon the transfer of the entire portfolio to loans held for sale.

BBX Capital Corporation Consolidated Financial Condition

Total assets declined by $3.2 billion as a result of the closing of the BB&T Transaction.  The Company retained $603 million of BankAtlantic assets as part of the BB&T Transaction, including $50 million of cash held in FAR and $82 million of cash held in CAM.   The Company used the cash in CAM to reimburse BB&T $51 million at the closing of the BB&T Transaction for accrued and unpaid interest on the TruPS through July 31, 2012.  FAR used its cash together with additional cash generated through monetization of its assets during the five months ended December 31, 2012 to pay down $88.1 million of BB&T’s preferred interest in FAR and to fund the associated priority return of $2.2 million.

The Company’s total assets as of December 31, 2012 were $470.7 million compared to $3.7 billion as of December 31, 2011.  The Company’s total assets as of December 31, 2012 consisted primarily of:

•

Cash obtained in connection with the consummation of the BB&T Transaction and cash inflows primarily from the liquidation of assets of which $6.6 million is restricted for FAR’s operations and the repayment of FAR’s preferred membership interests;

•	Tax certificates in FAR of which $6.4 million were not accruing interest;
•

Loans held for sale, including $18.8 million and $1.3 million of small business and commercial loans held by FAR, of which $4.1 million were nonaccrual, and $4.7 million of commercial loans held by CAM of which $4.7 million were nonaccrual;

•	Loans receivable, including loans in FAR totaling $243.1 million, of which $146.6 million were nonaccrual, and commercial loans in BBX totaling $54.6 million of which $49.1 million were nonaccrual;
•	Real estate owned, including $22.0 million of properties in FAR and $60.2 million of commercial real estate properties in BBX;
•	Office properties and equipment consisting primarily of office space leasehold improvements; and
•	Other assets consisting primarily of prepaid insurance and maintenance contracts.

The Company's total liabilities at December 31, 2012 were $230.4 million compared to $3.7 billion at December 31, 2011.  Total liabilities of $3.5 billion were assumed by BB&T upon consummation of the BB&T Transaction.  The Company’s total liabilities consisted primarily of:

•

The Company issued to BB&T a $285 million preferred interest in FAR in exchange for BB&T’s assumption of the Company’s TruPS obligations.  BB&T’s preferred interest in FAR was paid down to $196.9 million at December 31, 2012 from cash contributed to FAR in connection with the consummation of the BB&T Transaction as well as net cash inflows from FAR assets since August 1, 2012;

•

Two promissory notes aggregating $10.3 million in a non-performing loan and real estate owned property issued to third parties in connection with the Company’s acquisition of such parties’ participation interests; and

•

Other liabilities as of December 31, 2012 includes $13.2 million of servicer advances on FAR residential loans and accrued expenses consisting primarily of  real estate taxes on real estate owned, compensation and professional fees.

Liquidity and Capital Resources

The Company’s principal source of liquidity was its cash holdings, funds obtained from scheduled payments on and sales of its loans, sales of real estate, income from income producing real estate, the net cash proceeds received in connection with the BB&T Transaction, and $5 million of distributions received from FAR.  While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return.  The balance of BB&T’s preferred membership interest in FAR was approximately $197 million at December  31, 2012.

The Company’s cash at banks, excluding cash held by FAR, was $56.3 million at December 31, 2012.  The

MD&A

(BBX Capital)

Company had $10.3 million of current liabilities as of December 31, 2012.   As previously indicated, BBX Capital has committed to make a $71.75 million investment in Woodbridge consisting of $60 million of cash and a promissory note in Woodbridge’s favor in the principal amount of approximately $11.75 million.  The proposed investment would be made in connection with Woodbridge’s proposed acquisition of all of the outstanding shares of Bluegreen. There is no assurance that the Company will enter into definitive agreements with BFC with respect to the Company’s proposed investment in Woodbridge on the contemplated terms, including in the contemplated time frame, or at all, or that Woodbridge will consummate the merger even if such definitive agreements are reached.  The Company expects that it will receive dividends from time to time from its investment in Woodbridge.  However, these dividend distributions will be dependent on and subject to the results of operations, cash flows and business plans of Bluegreen, which will be a wholly owned subsidiary of Woodbridge if the merger is completed, as well as restrictions contained in Bluegreen’s debt facilities and therefore may not receive dividends from Woodbridge in the time frames or amounts anticipated, or at all. The Company also expects to obtain funds in subsequent periods from cash flows on loans and real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by the Company, and distributions from its 5% preferred interest in the net cash flows from FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs and real estate owned operating expenses in the near term and to the extent of available liquidity, to pursue its business strategy of pursuing investments, directly or through joint ventures, in real estate (which may include acquisition and/or development) and middle market operating businesses as well as specialty finance activities over time as assets are monetized.

A significant source of liquidity is the liquidation of loans and real estate owned.  During the five months ended December 31, 2012 (the period subsequent to the BB&T Transaction) the net proceeds from the liquidation of assets were approximately $30.1 million and $47.8 million for BBX Capital and FAR, respectively.

The Company issued two promissory notes during 2012 in connection with the acquisition of two separate third party participant interests in a non-performing commercial loan and in a real estate owned property where the Company had the remaining participant interests.  One note, which was issued by CAM, has a principal amount of $9.0 million matures on February 1, 2020 and bears interest at the “Wall Street Journal Prime Rate” plus 100 basis points per annum is payable monthly.  The note is payable interest only for the first year and commencing on January 1, 2014 and continuing each succeeding month, CAM is required to make a $27,000 monthly principal payment.  The note will be secured by a mortgage on the property collateralizing the commercial real estate loan once foreclosure of the collateral is finalized.  The note may be prepaid in whole or in part without a prepayment fee.  BBX Capital entered into a $4.5 million unconditional limited guaranty to further support the repayment of the note.  The note was recorded at a $0.5 million premium as the fair value of the participant’s interest in the collateral had a fair value less cost to sell of $8.5 million.  The non-performing commercial real estate loan had a recorded investment of $19.6 million at December 31, 2012.

The other note issued by CAM has a principal amount of $2.5 million.  This note had an effective date of December 31, 2012, matures on December 31, 2017, and bears interest at a fixed rate of 8.00% per annum. The note is interest-only payable monthly until maturity.  The note may be prepaid in whole or in part without a prepayment fee.

MD&A

(BBX Capital)

The net cash flows received by the Parent Company from CAM and the cash proceeds from the BB&T Transaction are summarized below (in thousands):

Cash received from BB&T Transaction:
Cash held in CAM	$81,210
BB&T Transaction cash consideration	6,433
Total cash received	87,643
Cash outflows from BB&T Transaction:
TruPS accrued and unpaid interest	(51,314)
Legal fees - TruPS litigation	(2,349)
BB&T Transaction costs	(5,000)
Total cash outflows	(58,663)
Net cash received from BB&T Transaction,
excluding cash held by FAR	$28,980

Consolidated Cash Flows

A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$5,806	61,875	117,766
Investing activities	(798,773)	667,147	336,314
Financing activities	90,708	(472,294)	(175,119)
(Decrease) increase in cash and
cash equivalents	$(702,259)	256,728	278,961

The decrease in cash flows from operating activities during 2012 compared to 2011 resulted primarily from losses from continuing operations and the decline in proceeds on the sales of loans held for sale.

The decrease in cash flows from operating activities during 2011 compared to 2010 primarily reflected a decline in proceeds on the sales of loans and net interest income as well as lower customer fee income.

The significant declines in cash flows from investing activities during 2012 compared to 2011 resulted primarily from cash outflows in connection with the sale of BankAtlantic and lower proceeds from the sales of securities available for sale.

The increase in cash flows from investing activities during 2011 compared to 2010 resulted primarily from maturities of short-term securities available for sale and a decrease in the purchases of securities available for sale.  The increase in cash flows from investing activities was partially offset by cash outflows from the sale of the Tampa branches.

The increase in cash flows from financing activities during 2012 compared to 2011 resulted primarily from a net increase in deposits and lower repayments by borrowers during 2012 compared to the same 2011 period.  The above increases in cash flows from financing activities were partially offset by proceeds from the issuance of common stock during 2011.

MD&A

(BBX Capital)

The decrease in cash flows from financing activities during 2011 compared to 2010 resulted primarily from deposit outflows.  In order to improve regulatory capital ratios, BankAtlantic reduced its assets by decreasing its public deposits, short-term borrowings and FHLB advances.  The above decreases in cash flows from financing activities were partially offset by proceeds from the issuance of common stock.

The Company had commercial loan commitments of $438,000 as of December 31, 2012

The Company’s Contractual Obligations and Off Balance Arrangements as of December 31, 2012 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$196,877	-	-	-	196,877
Operating lease obligation	1,939	211	755	800	173
Notes payable	11,505	324	648	2,829	7,704
Other obligations	490	270	220	-	-
Total contractual cash obligations	$210,811	805	1,623	3,629	204,754

FAR is required to make quarterly distributions of excess cash obtained from loan payments or the liquidation of assets to pay down  its preferred membership interests (which are held 95% by BB&T and 5% by the Company) and the related priority return.  If BB&T’s preferred interest in FAR is not fully repaid on July 31, 2019, the remaining assets must be liquidated within 180 days.   The Company entered into an incremental $35 million guarantee in BB&T's favor to further support BB&T's recovery of its preference amount within seven years.

Operating lease obligations represent minimum future lease payments in which the Company is a lessee for office space.

Notes payable consisted of two promissory notes secured by loans receivable and real estate owned.  See Note 19 to the “Notes to Consolidated Financial Statements” for more information regarding the Company’s notes payable.

Other obligations are primarily legally binding agreements with loan servicers that represent fixed payments for a time period greater than one year.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome and the ultimate resolution of litigation are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2012 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.  See Note 22 to the “Notes to Consolidated Financial Statements” for more information regarding the Company’s legal matters.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BFC

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk and interest rate risk.

Because BBX Capital and Bluegreen are consolidated in BFC’s financial statements, a significant change in the market price of the stock of those companies would not directly impact BFC’s financial results, but would likely have an effect on the market price of BFC’s Class A Common Stock and Class B Common Stock. The market price of BFC’s Class A Common Stock and Class B Common Stock, and the market prices of BBX Capital’s Class A Common Stock and Bluegreen’s Common Stock are important to the valuation and financing capability of BFC.

BFC does not have any outstanding indebtedness at its parent company level. BFC’s Woodbridge subsidiary may be subject to interest rate risk on its long term debt. As of December 31, 2012, Woodbridge had variable interest rate debt of approximately $85.0 million.  The variable interest rates are based upon the prevailing 3-month LIBOR rates. For variable rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. If interest rates were to increase one percentage point, the effect on interest expense related to Woodbridge’s variable-rate debt would be an annual increase of approximately $1.0 million, based on December 31, 2012 balances.

Bluegreen

Inflation and Changing Prices Risk

Bluegreen believes that inflation and changing prices have had a material impact on Bluegreen’s revenues and results of operations.  Bluegreen has increased the sales prices of its VOIs periodically and have experienced increased construction and development costs from time to time during the last several years.  Bluegreen may not be able to increase or maintain the current level of its sales prices, and increased construction costs may have a material adverse impact on Bluegreen’s gross margin.  In addition, to the extent that inflation in general or increased prices for Bluegreen’s VOIs adversely impacts consumer demand, Bluegreen’s results of operations could be adversely impacted.

Foreign Currency Risk

During 2012, Bluegreen’s total revenues and net assets denominated in a currency other than U.S. dollars represented approximately 3% of Bluegreen’s consolidated revenues and less than 1% of Bluegreen’s consolidated assets.  Sales generated by Bluegreen Properties, N.V., Bluegreen’s subsidiary in Aruba, are transacted in U.S. dollars.  The effects of changes in foreign currency exchange rates have not historically been significant to Bluegreen’s operations or net assets.

Interest Rate Risk

As of December 31, 2012, Bluegreen had fixed interest rate debt of approximately $377.0 million and floating interest rate debt of approximately $201.0 million.  In addition, Bluegreen’s notes receivable were comprised of $560.8 million of fixed rate loans and $4.4 million of notes bearing floating interest rates.  The floating interest rates are based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase. If interest rates increased or decreased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be an annual increase or a decrease of approximately $2.0 million, based on December 31, 2012 balances.  A similar change in interest rates would affect the total fair value of Bluegreen’s fixed rate debt by an immaterial amount.  This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes.  Further, in the event of a significant change in interest rates, Bluegreen would likely attempt to take actions to mitigate any exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in Bluegreen’s financial structure.

BBX Capital

Subsequent to the BB&T Transaction, BBX Capital’s market risk primarily consists of interest rate risk on its accruing loans. As a result, BBX Capital’s earnings are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board.  BBX Capital has estimated the changes in its interest income based on changes in interest rates.  Presented below is an analysis of BBX Capital’s estimated net interest income over a twelve month period calculated utilizing BBX Capital’s model (dollars in thousands):

As of December 31, 2012
Basis Point	Net
Change	Interest	Percent
in Rate	Income	Change
+200	$12,689	34.10%
+100	11,705	23.71%
0	9,462	0.00%
-100	7,884	-16.68%
-200	6,316	-33.25%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BFC FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm ……………………………………….            F-2

Financial Statements:

      Consolidated Statements of Financial Condition as of December 31, 2012 and 2011 …………………            F-5

      Consolidated Statements of Operations for each of the years in the three year period

      ended December 31, 2012 ………………………………………………………………………………            F-6

      Consolidated Statements of Comprehensive Income (Loss) for each of the years in the

      three year period ended December 31, 2012 ……………………………………………………………            F-8

      Consolidated Statements of Changes in Equity for each of the years in the three year period

      ended December 31, 2012 ………………………………………………………………………………            F-9

      Consolidated Statements of Cash Flows for each of the years in the three year period

      ended December 31, 2012 ………………………………………………………………………………            F-10

      Notes to Consolidated Financial Statements ……………………………………………………………            F-13

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

BFC Financial Corporation

In our opinion, based on our audits and the report of other auditors with respect to the consolidated financial statements as of and for the years ended December 31, 2011 and 2010, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Bluegreen Corporation (“Bluegreen”), an approximately 54 percent-owned consolidated subsidiary of the Company as of and for the years ended December 31, 2011 and  2010. The 2011 Bluegreen financial statements audited by other auditors were prepared on a “historical” basis (prior to purchase accounting adjustments from the November 2009 acquisition discussed in Note 3 to the financial statements) and reflect total assets of $1,096.8 million and total revenue of $403.4 million (subsequently adjusted by the Company to total assets of $1,054.4 million and total revenue of $402.8 million for the application and subsequent effect of purchase accounting adjustments). The 2010 Bluegreen financial statements audited by other auditors were prepared on a “historical” basis (prior to purchase accounting adjustments from the November 2009 acquisition) and reflect total revenue of $350.2 million (subsequently adjusted by the Company to total revenue of $323.2 million for the application and subsequent effect of purchase accounting adjustments). We audited the purchase accounting adjustments necessary to convert the “historical” basis financial statements of Bluegreen to the basis reflected in the Company’s consolidated financial statements. The financial statements of Bluegreen Corporation as of and for the years ended December 31, 2011 and 2010 were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the historical amounts included for Bluegreen Corporation, is based solely on the reports of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

As explained in Note 1, on July 31, 2012, BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.), an approximately 53 percent-owned consolidated subsidiary of the Company at December 31, 2012, disposed of BankAtlantic, BBX Capital Corporation’s wholly-owned subsidiary.

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

April 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Bluegreen Corporation

We have audited the accompanying consolidated balance sheet of Bluegreen Corporation as of December 31, 2011, and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

March 28, 2012

BFC Financial Corporation

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Cash and interest bearing deposits in banks ($6,615 held by
variable interest entity ("VIE") in 2012)	$232,521	858,789
Restricted cash ($38,399 in 2012 and $38,913 in 2011 held by VIE)	54,335	62,727
Securities available for sale at fair value	213	62,803
Tax certificates, net of allowance of $3,559 in 2012 and $7,488 in 2011
($3,389, net of allowance of $3,559 held by VIE in 2012)	3,389	46,488
Federal Home Loan Bank ("FHLB") stock, at cost which approximates fair value	-	18,308
Loans held for sale ($20,052 held by VIE in 2012)	24,748	55,601
Loans receivable, net of allowance for loan losses of $5,311 in 2012 and $129,887 in 2011
($242,506, net of allowance of $4,003 held by VIE in 2012)	292,562	2,442,236
Notes receivable, including net securitized notes of $354,939 in 2012 and $375,904 in
2011, net of allowance of $63,374 in 2012 and $73,260 in 2011	487,110	517,836
Inventory	196,749	213,325
Real estate owned ($21,997 held by VIE in 2012)	82,161	87,174
Investments in unconsolidated affiliates	2,414	12,343
Properties and equipment, net	59,261	191,568
Goodwill	-	12,241
Intangible assets, net	64,370	72,804
Assets held for sale	-	35,035
Prepaid Federal Deposit Insurance Corporation ("FDIC") deposit insurance assessment	-	12,715
Other assets ($1,649 held by VIE in 2012)	47,355	76,162
Total assets	$1,547,188	4,778,155

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($196,877 held by VIE in 2012)	196,877	-
Deposits	-	3,279,852
Receivable-backed notes payable, (including $366,285 in 2012
and $385,140 in 2011 held by VIE)	445,371	478,098
Notes and mortgage notes payable and other borrowings	31,630	108,533
Junior subordinated debentures	144,831	477,316
Deferred income taxes	57,171	25,829
Deferred gain on settlement of investment in subsidiary	-	29,875
Liabilities related to assets held for sale	-	11,156
Shares subject to mandatory redemption	11,851	-
Other liabilities ($13,603 held by VIE in 2012)	151,668	171,657
Total liabilities	1,039,399	4,582,316

Commitments and contingencies (See Note 22)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with redemption value of $1,000 per share	-	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 70,309,331 in 2012 and 70,274,972 in 2011	703	703
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 6,859,501 in 2012 and 6,859,751 in 2011	69	69
Additional paid-in capital	231,287	232,705
Accumulated earnings (deficit)	66,747	(99,080)
Accumulated other comprehensive income (loss)	161	(12,863)
Total BFC Financial Corporation ("BFC") shareholders' equity	298,967	121,534
Noncontrolling interests	208,822	63,276
Total equity	507,789	184,810
Total liabilities and equity	$1,547,188	4,778,155

See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues
Sales of VOIs	$211,684	169,998	167,306
Fee-based sales commission and other revenues	87,795	74,421	55,524
Other fee-based services revenue	74,824	70,985	65,979
Interest income	105,486	129,171	142,644
Net gains on assets held for sale	5,899	504	85
Other non-interest income	267	349	161
Total revenues	485,955	445,428	431,699

Costs and Expenses
Cost of VOIs sold	24,353	27,058	43,094
Cost of other resort fee-based operations	46,173	52,094	46,863
Interest expense	59,964	78,277	95,097
Provision for loan losses	2,405	37,874	91,455
Asset impairments	9,931	14,666	5,303
Selling, general and administrative expenses	324,477	266,225	296,419
Other expenses	-	1,304	2,839
Total costs and expenses	467,303	477,498	581,070

Gain (loss) on settlement of investment in subsidiary	-	10,690	(977)
Gain on extinguishment of debt	29,875	11,625	13,049
Gain on sale of Benihana investment	9,307	-	-
Equity in earnings (loss) from unconsolidated affiliates	467	1,256	(851)
Other income	2,161	1,837	2,687
Income (loss) from continuing operations before income taxes	60,462	(6,662)	(135,463)
Less: Provision for income taxes	16,225	1,775	9,215
Income (loss) from continuing operations	44,237	(8,437)	(144,678)
Discontinued operations:
Income (loss) from discontinued operations (including
gain on disposal of BankAtlantic of $293,461)	287,564	(13,478)	(44,619)
Less: Provision (benefit) for income taxes	19,701	(2,409)	(9,110)
Income (loss) from discontinued operations	267,863	(11,069)	(35,509)
Net income (loss)	312,100	(19,506)	(180,187)
Less: Net income (loss) attributable to noncontrolling interests	146,085	(8,236)	(76,339)
Net income (loss) attributable to BFC	166,015	(11,270)	(103,848)
Preferred stock dividends	(188)	(750)	(750)
Net income (loss) to common shareholders	$165,827	(12,020)	(104,598)

			(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years December 31,
	2012	2011	2010
Basic and Diluted Earnings (Loss) Per Common Share
Attributable to BFC (Note 33):
Basic Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations (1)	$0.26	(0.09)	(1.13)
Earnings (loss) per share from discontinued operations	1.88	(0.07)	(0.26)
Net earnings (loss) per common share (1)	$2.14	(0.16)	(1.39)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations (1)	$0.25	(0.09)	(1.13)
Earnings (loss) per share from discontinued operations	1.84	(0.07)	(0.26)
Net earnings (loss) per common share (1)	$2.09	(0.16)	(1.39)

Basic weighted average number of
common shares outstanding	77,142	75,790	75,379

Diluted weighted average number of common
and common equivalent shares outstanding	79,087	75,898	75,379

Amounts attributable to BFC common shareholders:
Income (loss) from continuing operations, net of tax	$19,951	(6,455)	(85,134)
Income (loss) from discontinued operations, net of tax	145,404	(5,565)	(19,464)
Net income (loss) available to common shareholders	$165,355	(12,020)	(104,598)

(1) In accordance with the applicable accounting guidance, during the second quarter of 2012, BFC reclassified its 5% cumulative preferred stock as a liability due to an amendment to the rights and privileges of such stock which, among other things, requires BFC to redeem shares of the 5% cumulative preferred stock in future periods.  As a result of such reclassification, the difference between the fair value of the 5% cumulative preferred stock and its carrying amount is required to be recorded as an adjustment to paid-in capital, which is added to or deducted from net earnings available to common shareholders in the calculation of earnings per share.  In connection with the reclassification of BFC's 5% cumulative preferred stock, earnings per share for the year ended December 31, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million. See Note 25 for additional information relating to BFC's 5% cumulative preferred stock and Note 33 for additional information relating to earnings (loss) per common share.

See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years December 31,
	2012	2011	2010
Net income (loss)	$312,100	(19,506)	(180,187)

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities available for sale	8,982	(5,740)	4,340
Provision for income taxes	-	-	1,310
Unrealized gains (loss) on securities available for sale, net of tax	8,982	(5,740)	3,030

Net change from defined benefit plan	-	(5,464)	1,655
Provision for income taxes	-	-	-
Net change from defined benefit plan, net of tax	-	(5,464)	1,655

Reclassification adjustments:
Net realized loss from settlement of defined benefit plan
(less income tax benefit of $2,222 for 2012)	22,428	-	-
Net realized pension periodic costs	-	(1,111)	(1,356)
Net realized (gain) on securities available for sale (less
income tax benefit of $1,866 for 2012)	(8,864)	(7,448)	(3,296)
Reclassification adjustments, net of tax	13,564	(8,559)	(4,652)

Other comprehensive income (loss), net of tax	22,546	(19,763)	33

Comprehensive income (loss), net of tax	334,646	(39,269)	(180,154)
Less: Comprehensive income (loss) attributable
to noncontrolling interests	155,607	(14,913)	(77,375)
Total comprehensive income (loss) attributable to BFC	$179,039	(24,356)	(102,779)

See Notes to Consolidated Financial Statements.

BFC Financial Corporation

Consolidated Statement of Changes in Equity

For The Three Year Period Ended December 31, 2012

(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other	Total	Non-
	Outstanding		Stock		Additional	Accumulated	Comprehen-	BFC	controlling
	Class		Class		Paid-in	(Deficit)	sive (Loss)	Shareholders'	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2009	68,521	6,854	$685	69	227,934	18,166	(1,771)	245,083	159,312	404,395
Cumulative effect of change in accounting principle (Note 4)	-	-	-	-	-	(2,421)	925	(1,496)	(1,073)	(2,569)
Revision of prior period financial statements (Note 1)			-	-	-	1,793	-	1,793	-	1,793
Balance, December 31, 2009, as revised	-	-	$685	69	227,934	17,538	(846)	245,380	158,239	403,619
Net loss	-	-	-	-	-	(103,848)	-	(103,848)	(76,339)	(180,187)
Other comprehensive income (loss)	-	-	-	-	-	-	1,069	1,069	(1,036)	33
Issuance of Class B Common Stock from exercise of options	-	6	-	-	2	-	-	2	-	2
Net effect of subsidiaries' capital transactions attributable to BFC	-	-	-	-	1,760	-	-	1,760	-	1,760
Noncontrolling interest net effect of subsidiaries' capital transactions	-	-	-	-	-	-	-	-	(2,608)	(2,608)
Cash dividends on 5% Preferred Stock	-	-	-	-	-	(750)	-	(750)	-	(750)
Share-based compensation	-	-	-	-	1,052	-	-	1,052	-	1,052
Balance, December 31, 2010	68,521	6,860	$685	69	230,748	(87,060)	223	144,665	78,256	222,921
Net loss	-	-	-	-	-	(11,270)	-	(11,270)	(8,236)	(19,506)
Other comprehensive loss	-	-	-	-	-	-	(13,086)	(13,086)	(6,677)	(19,763)
Net effect of subsidiaries' capital transactions attributable to BFC	-	-	-	-	1,453	-	-	1,453	-	1,453
Noncontrolling interest net effect of subsidiaries' capital transactions	-	-	-	-	-	-	-	-	(67)	(67)
Issuance of restricted Class A Common Stock	1,754	-	18	-	(18)	-	-	-	-	-
Cash dividends on 5% Preferred Stock	-	-	-	-	-	(750)	-	(750)	-	(750)
Share-based compensation	-	-	-	-	522	-	-	522	-	522
Balance, December 31, 2011	70,275	6,860	$703	69	232,705	(99,080)	(12,863)	121,534	63,276	184,810
Net income	-	-	-	-	-	166,015	-	166,015	146,085	312,100
Other comprehensive income	-	-	-	-	-	-	13,024	13,024	9,522	22,546
Net effect of subsidiaries' capital transactions attributable to BFC	-	-	-	-	1,253	-	-	1,253	-	1,253
Noncontrolling interest net effect of subsidiaries' capital transactions	-	-	-	-	-	-	-	-	(10,061)	(10,061)
Decrease in equity due to the change in fair value of shares subject to mandatory redemption	-	-	-	-	(472)	-	-	(472)	-	(472)
Dividends on 5% Preferred Stock	-	-	-	-	-	(188)	-	(188)	-	(188)
Issuance of Class A Common Stock from exercise of options	34	-	-	-	13	-	-	13	-	13
Share-based compensation	-	-	-	-	634	-	-	634	-	634
Decrease in equity attributable to Woodbridge's dissenting holders	-	-	-	-	(2,846)	-	-	(2,846)	-	(2,846)
Balance, December 31, 2012	70,309	6,860	$703	69	231,287	66,747	161	298,967	208,822	507,789

See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$312,100	(19,506)	(180,187)
Adjustment to reconcile net loss to net cash provided by
operating activities:
Provision for loan valuation allowances for loan losses,
REO and tax certificates, net	30,962	88,637	155,743
Provision for notes receivable allowances	25,102	23,686	46,059
Depreciation, amortization and accretion, net	7,630	16,653	7,447
Share-based compensation expense	4,078	5,643	5,082
Other securities activities, net	(9)	(5,492)	(2,864)
Net gains on sales of real estate owned, real estate,
loans held for sale and office properties and equipment	(13,299)	(5,792)	(325)
Gain on sale of BankAtlantic	(293,461)	-	-
Gain on sale of BankAtlantic Tampa branches	-	(38,603)	-
Gain on sale of Benihana	(9,307)	-	-
Gain realized on extinguishment of debt	(29,875)	(11,625)	(13,049)
(Gain) loss on settlement of investment in Woodbridge's subsidiary	-	(10,690)	977
Originations of loans held for sale, net	(12,173)	(3,961)	(49,593)
Proceeds from sales of loans held for sale	13,127	19,495	52,678
Equity in (earnings) loss from unconsolidated affiliates	(467)	(1,256)	851
Impairment of assets held for sale	-	55,120	-
Impairment of real estate inventory and long lived assets	-	622	36,553
Increase (decrease) in deferred income tax	35,430	(4,374)	(875)
Deferred interest on junior subordinated debentures	9,961	14,729	14,051
Interest accretion on preferred stock	350	-	-
Net costs associated with debt redemption	-	1,125	60
Increase in restricted cash	(3,210)	(526)	(2,545)
Decrease in inventory	30,107	21,235	23,975
Decrease in accrued interest receivable	5,624	3,578	10,269
Decrease in other assets	13,708	26,583	73,062
Decrease in notes receivable	3,030	48,723	64,604
Increase (decrease) in other liabilities	27,783	(4,275)	24,884
Net cash provided by operating activities	$157,191	219,729	266,857

			(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Investing activities:
Proceeds from redemption and maturities of tax certificates	$26,271	62,051	118,471
Purchase of tax certificates	(1,820)	(21,887)	(102,118)
Proceeds from the maturities of interest bearing deposits	5,903	39,905	-
Investment in interest bearing deposits	(496)	-	(45,560)
Proceeds from sales of securities available for sale	25,816	104,239	93,361
Proceeds from maturities of securities available for sale	13,668	301,512	192,233
Purchase of securities available for sale	-	(9,926)	(393,610)
Cash paid in settlement of liabilities related to held for sale	(668)	-	-
Redemption of FHLB stock	9,980	25,249	5,194
Distributions from unconsolidated affiliates	82	296	85
Net repayments of loans	331,478	366,560	382,759
Proceeds from the sales of loans receivable	5,864	35,414	59,697
Additions to real estate owned and held for sale	(2,501)	(312)	(970)
Proceeds from sales of real estate owned and held for sale	55,434	35,325	26,924
Purchases of office property and equipment, net	(5,869)	(4,118)	74,509
Proceeds from the sale of communities division, net	27,750	-	-
Deconsolidation of subsidiary's cash balance	-	(298)	(1,267)
Net cash outflow from sale of BankAtlantic including
$51.3 million of deferred TruPS interest	(1,242,931)	-	-
Net cash outflow from sale of Tampa branches	-	(251,405)	-
Net cash (used in) provided by investing activities	$(752,039)	682,605	409,708
Financing activities:
Net increase (decrease) in deposits	179,061	(288,124)	(57,628)
Prepayment of FHLB advances	-	(40,020)	(2,061)
Net repayments of FHLB advances	-	(130,000)	(110,000)
BB&T preferred interest in FAR distributions	(88,123)	-	-
Net decrease in short term borrowings		(1,240)	(1,563)
Prepayment of bonds payable	-	-	(661)
Repayment of notes, mortgage notes payable and other borrowings	(292,853)	(229,603)	(411,691)
Proceeds from notes, mortgage notes payable and other borrowings	191,856	56,647	198,503
Payments for debt issuance costs	(3,589)	(1,659)	(7,066)
Preferred stock dividends paid	(375)	(563)	(750)
Proceeds from issuance of subsidiaries' common stock
to non-BFC shareholders, net of issuance costs	-	1,000	5,857
Proceeds from the exercise of stock options	13	-	2
Distributions to non-controlling interest	(12,250)	(4,485)	(10,891)
Net cash used in financing activities	$(26,260)	(638,047)	(397,949)
(Decrease) increase in cash and cash equivalents	(621,108)	264,287	278,616
Cash and cash equivalents at beginning of period	853,133	588,846	316,080
Cash and cash equivalents held for sale	-	-	(5,850)
Cash and cash equivalents at end of period (1)	$232,025	853,133	588,846

			(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010

Supplemental cash flow information:
Interest paid on borrowings and deposits	$109,490	72,587	97,866
Income taxes paid	4,537	2,789	1,738
Income tax refunded	(1,318)	(10,770)	(61,044)

Supplementary disclosure of non-cash investing and financing activities:
Assumption of TruPS obligation by BB&T	285,000	-	-
Loans and tax certificates transferred to real estate owned	46,375	54,903	61,276
Loans held-for-sale transferred to loans receivable	14,185	-	-
Loans receivable transferred to loans held-for-sale	39,791	78,452	27,928
Loans receivable acquired by assumption of notes payable	10,301	-	-
Long-lived assets held-for-use transferred to assets held for sale	4,501	-	2,842
Long-lived assets held-for-sale transferred to assets held for use	-	-	1,239
Inventory acquired through financing	1,270	-	13,200
Increase (decrease) in BFC accumulated other
comprehensive income (loss), net of taxes	13,024	(13,086)	1,069
Net increase (decrease) in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	1,253	1,453	1,760
Decrease in equity attributable to Woodbridge's dissenting holders	(2,846)	-	-
Decrease in equity due to the change in fair value of shares subject
to mandatory redemption	(472)	-	-
Change due to the re-classification of redeemable preferred stock to
shares subject to mandatory redemption	(11,029)	-	-
Net decrease in equity resulting from cumulative effect of
change in accounting principle (See Note 4)	-	-	(2,569)

(1)

Included in cash and interest bearing deposits in other banks as of December 31, 2012, 2011 and 2010 was $0.5 million, $5.7 million and $45.6 million, respectively, of time deposits.  These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

See Notes to Consolidated Financial Statements.

BFC Financial Corporation

Notes to Consolidated Financial Statements

1.    Business and Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a direct controlling interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and an indirect controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”).  BFC also holds interests in other investments and subsidiaries as described herein and previously held a significant investment in Benihana, Inc. (“Benihana”) until the acquisition of Benihana by Safflower Holdings Corp. (“Safflower”) during August 2012. The Company reports the results of its continuing operations through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and Florida Asset Resolution Group (“FAR”).

Generally accepted accounting principles (“GAAP”) require that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Bluegreen and Woodbridge Holdings, LLC, a wholly owned subsidiary of BFC as of the date of this filing (“Woodbridge”), are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2012, BFC had an approximately 53% economic ownership interest in BBX Capital and, through Woodbridge, an approximately 54% economic ownership interest in Bluegreen.  BFC’s economic ownership interest in BBX Capital and Bluegreen set forth above and elsewhere herein are calculated in accordance with the requirements of GAAP and, therefore, excludes unvested restricted shares issued by the applicable company to its officers and directors.

Recent Events

Proposed Bluegreen Merger

On November 11, 2011, BFC entered into a definitive merger agreement with Bluegreen (the “2011 merger agreement”).  Pursuant to the terms of the 2011 merger agreement and subject to the conditions set forth therein, if the merger contemplated by the 2011 merger agreement (the “2011 merger”) had been consummated, Bluegreen would have become a wholly-owned subsidiary of BFC, and Bluegreen’s shareholders (other than BFC) would have been entitled to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger. Consummation of the 2011 merger was subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. Due to the inability to satisfy all required closing conditions, specifically the listing of BFC’s Class A Common Stock on a national securities exchange, effective November 14, 2012, the parties agreed to terminate the 2011 merger agreement and enter into the 2012 merger agreement described below.

On November 14, 2012, BFC and Woodbridge entered into a new definitive merger agreement with Bluegreen (the “2012 merger agreement”) providing for the acquisition of Bluegreen by Woodbridge in a cash merger (the “2012 merger”) pursuant to which Bluegreen’s shareholders (other than BFC, directly or indirectly through Woodbridge, and shareholders of Bluegreen who duly exercise appraisal rights in accordance with Massachusetts law) will receive consideration of $10.00 in cash for each share of Bluegreen’s common stock that they hold at the effective time of the merger.  Consummation of the 2012 merger is subject to, among other things, the parties obtaining the financing necessary to consummate the transaction.  The aggregate merger consideration is expected to be approximately $150 million.  If the 2012 merger is consummated, Bluegreen will become a wholly owned subsidiary of Woodbridge, and Bluegreen’s common stock will no longer be listed for trading on the New York Stock Exchange (the “NYSE”) or registered under the Securities Exchange Act of 1934 (the “Exchange Act”).

In connection with the financing of the 2012 merger, BFC and BBX Capital entered into a letter agreement relating to a proposed investment by BBX Capital of $71.75 million in Woodbridge. It is contemplated that the proposed investment, which is subject to the execution of definitive agreements by BBX Capital and BFC, would be made by

BBX Capital at the effective time of the merger in exchange for a 46% equity interest in Woodbridge. BFC would continue to hold the remaining 54% of Woodbridge’s equity interests. It is anticipated that BBX Capital’s investment in Woodbridge will consist of approximately $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of approximately $11.75 million. The cash proceeds from the investment are expected to be utilized to pay a portion of the aggregate merger consideration. It is also contemplated that, in connection with the investment, Woodbridge’s Operating Agreement will be amended to set forth BFC’s and BBX Capital’s respective rights as members of Woodbridge following the investment and provide, among other things, for unanimity on certain specified “major decisions.”

On March 26, 2013, Bluegreen issued $75 million of senior secured notes in a private transaction, the proceeds of which will be used to fund a portion of the merger consideration.  See Note 19 for additional information regarding this financing transaction.

Following the announcement of the 2011 merger agreement, seven purported class action lawsuits were filed seeking to enjoin the 2011 merger or, if it was completed, to recover relief as determined by the applicable presiding court. Four of these lawsuits were filed in Florida and have been consolidated into a single action. The other three lawsuits, which were filed in Massachusetts, have also been consolidated into a single action, which has been stayed in favor of the consolidated action in Florida. Following the announcement of the termination of the 2011 merger agreement and entry into the 2012 merger agreement, the plaintiffs in the Florida action filed a supplemental complaint alleging that the consideration to be received by Bluegreen’s shareholders pursuant to the 2012 merger agreement remains inadequate and continues to be unfair to Bluegreen’s minority shareholders. See “Item 3 – Legal Proceedings” and Note 22 for additional information regarding this litigation.

Sale of BankAtlantic

On July 31, 2012, BBX Capital completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic, the former wholly owned banking subsidiary of BBX Capital (the stock sale and related transactions are referred to in this report as the “BankAtlantic Sale” or the “BB&T Transaction”).  The BankAtlantic Sale was consummated pursuant to the terms of a definitive agreement, dated November 1, 2011, between BBX Capital and BB&T, as amended on March 13, 2012 (the “Agreement”). The March 13, 2012 amendment amended the previously contemplated terms of the transaction to, among other things, provide for the assumption by BB&T of BBX Capital’s $285.4 million in principal amount of then-outstanding trust preferred securities (“TruPS”) obligations.

Pursuant to the Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million on the date the sale was consummated, July 31, 2012.  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding TruPS obligations, as described in further detail below. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  Under the terms of the Amended and Restated Limited Liability Company of FAR, which was entered into by BBX Capital and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.0% per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units.  It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of December 31, 2012 was reduced through cash distributions to $197 million.  FAR is considered a variable interest entity (“VIE”) and in accordance with the applicable accounting guidance for VIEs, BBX Capital, as the primary beneficiary, is required to consolidate the financial statements of FAR.  As previously described, BFC consolidates BBX Capital into BFC’s financial statements.

Prior to the closing of the BankAtlantic Sale, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of $125 million as of July 31, 2012. CAM assumed all liabilities related to these assets. BankAtlantic also contributed approximately $82 million in cash to CAM. Prior to the closing of the BankAtlantic Sale, BankAtlantic distributed all of the membership interests in CAM to BBX Capital.  CAM remains a wholly owned subsidiary of BBX Capital. CAM distributed the $82 million of cash to BBX Capital.

BB&T made a cash payment in connection with the closing of the BankAtlantic Sale of approximately $6.4 million to BBX Capital which was based on a deposit premium of $315.9 million and the net asset value of BankAtlantic as of June 30, 2012.  The deposit premium and BankAtlantic’s net asset value were calculated pursuant to the terms of the Agreement, including, with respect to the net asset value of BankAtlantic, after giving effect to the asset contributions and membership interest distributions by BankAtlantic described above.

BFC recognized a gain on sale of BankAtlantic of approximately $293.4 million, including $2.8 million of remaining purchase accounting adjustments related to with BFC’s open market purchases during 2008 of additional shares of BBX Capital’s Class A Common Stock, as described in further detail in Note 5.  This gain is included in discontinued operations in BFC’s Statement of Operations for the year ended December 31, 2012..

At the closing of the BB&T Transaction, BB&T assumed the obligations with respect to BBX Capital’s outstanding TruPS, and BBX Capital paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPS through closing.  BBX Capital also paid approximately $2.3 million for certain legal fees and expenses with respect to the subsequently resolved TruPS related litigation which was brought against BBX Capital by holders of the TruPS and certain trustees.  BBX Capital funded the TruPS accrued interest and the TruPS related legal fees and expenses with proceeds received in the BB&T Transaction.

As a result of the BankAtlantic Sale, BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components are recorded as discontinued operations.  Discontinued operations of BFC also include the results of Bluegreen Communities (as described below), Core’s commercial leasing projects, and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”). See Note 5 for further discussion of discontinued operations.

Sale of Bluegreen Communities

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its residential communities business, Bluegreen Communities, to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash.  Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), from its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement.  Southstar sold one of the parcels during 2012 and paid to Bluegreen the proceeds to which it was entitled, which were insignificant.  Assets excluded from the sale included primarily Bluegreen’s Communities notes receivable portfolio.  Bluegreen Communities is classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements.  See Note 5 for additional information regarding discontinued operations.

Acquisition of Benihana by Safflower

BFC held a significant investment in Benihana prior to the merger between Benihana and Safflower during August 2012.  Pursuant to the merger agreement, Safflower acquired Benihana for a cash purchase price of $16.30 per outstanding share of Benihana’s common stock.  BFC received approximately $24.5 million in exchange for the 1,505,330 shares of Benihana’s common stock that it held at the effective time of the transaction.

Prior to Safflower’s acquisition of Benihana, BFC sold approximately 77,000 shares of Benihana’s common stock during July and August 2012 pursuant to the terms of a Rule 10b5-1 Trading Plan and received net proceeds from such sale of approximately $1.25 million.

BFC recognized a gain on sale of approximately $9.3 million in connection with its sales of shares of Benihana’s common stock during July and August 2012 and disposition of its remaining shares of Benihana’s common stock pursuant to the merger between Benihana and Safflower during August 2012. In addition, during each of the first three quarters of 2012, BFC received approximately $127,000 of dividend payments with respect to the shares of Benihana’s common stock which BFC owned at that time.

Financial Statement Adjustments

During the quarter ended March 31, 2012, management identified an error in its cost of sales and other miscellaneous accounts and recorded an out of period adjustment related to 2010 and 2011. The impacts of the errors were: an understatement of cost of sales of Vacation Ownership Interests (“VOIs”) sold by Bluegreen of $1.3 million; an overstatement of other expenses of $300,000; an understatement of net loss from continuing operations of $1.0 million; an overstatement of net income attributable to noncontrolling interest of $608,000; an overstatement of provision for income taxes of $402,000; and an understatement of net loss attributable to BFC of $22,000.  Management has determined that the adjustments were not material to our financial statements.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2012, management identified an error that impacted the Company’s previously issued consolidated financial statements.  The error was related to certain purchase accounting adjustments arising from the acquisition of a controlling interest in Bluegreen during 2009. The error resulted in an understatement of deferred tax liabilities of approximately $1.2 million, an overstatement of other liabilities of $3.0 million, and an overstatement of accumulated deficit, and therefore an understatement of stockholders’ equity, of approximately $1.8 million in each of the periods impacted.  This error affected the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Stockholders’ Equity as presented in each of the quarters of 2012, 2011 and 2010, including the year-end consolidated financial statements for 2011 and 2010.  The Company evaluated these errors in accordance with ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality) and concluded that they did not, individually or in the aggregate, result in a material misstatement of the Company’s previously issued consolidated financial statements. Accordingly, the Company has revised its previously reported consolidated financial statements to adjust for these errors. The revision did not impact the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Revised
		(in thousands)
Deferred income taxes	24,645	1,184	25,829
Other liabilities	174,634	(2,977)	171,657
Total liabilities	4,584,109	(1,793)	4,582,316
Accumulated deficit	(100,873)	1,793	(99,080)
Total BFC shareholders' equity	119,741	1,793	121,534
Total equity	183,017	1,793	184,810

BBX Capital’s 2011 Reverse Stock Split

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

Consolidation Policy - The consolidated financial statements include the accounts of all the Company’s wholly-owned subsidiaries, the Company’s controlled subsidiaries, including BBX Capital and Bluegreen, other entities in which the Company and its subsidiaries hold controlling financial interests, and variable interest entities (“VIEs”) if the Company or its consolidated subsidiary is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated among consolidated entities.

Use of Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the fair value of assets and liabilities acquired in business combinations, the allowance for loan losses, evaluation of intangible and long-lived assets for impairment, valuation of securities, evaluation of securities for impairment and other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, revenue recognition on percent complete projects, the evaluation of real estate assets for impairment, estimated costs to complete construction, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, contingencies and litigation, and accounting for share-based compensation.

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2012.

Cash Flow Revision - Under the terms of the BB&T Transaction, BBX Capital paid to BB&T at closing $51.3 million, which amount represented the accrued and unpaid interest on the TruPS through the closing.  Subsequent to the closing, BBX Capital determined that its presentation was incorrect in that the $51.3 million payment was included in Financing Activities in its Statement of Cash Flows for the nine months ended September 30, 2012.  While this payment to BB&T represented accrued interest on the TruPS, the payment was made to BB&T as part of the BB&T Transaction and was not paid by BBX Capital to the TruPS holders.  Accordingly, this payment should have been presented in BBX Capital’s Statement of Cash Flows for the nine months ended September 30, 2012 as Investing Activities and included in the line item “Net cash outflow from sale of BankAtlantic including $51.3 million of deferred TruPS interest.”   This reclassification has no impact on the net change in cash for the period.  This payment is presented in BBX Capital’s Statement of Cash Flows for the year ended December 31, 2012 as Investing Activities and will continue to be presented in this manner in future filings.  While the error was not material individually or in the aggregate to the Company’s consolidated financial statements, the Company has elected to revise the line items in its unaudited Statement of Cash Flows in future filings as related to the nine months ended September 30, 2012 to reflect this revision.

Cash and Cash Equivalents - Cash equivalents consist of cash, demand deposits at financial institutions, Federal Reserve balances, money market funds and other short-term investments with original maturities of 90 days or less.   Cash and cash equivalents are held at various financial institutions located throughout the United States, Canada and Aruba and exceed federally insured amounts. The periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits are performed to evaluate and attempt to mitigate, if necessary, credit risk.  Included in interest bearing deposits in other banks as of December 31, 2012, 2011 and 2010 was $0.5 million,  $5.7 million and $45.6 million, respectively, of time deposits.  These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

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

Declines in the value of individual equity securities that are considered other than temporary result in write-downs of the securities to their fair value, and the write-downs are included in the consolidated statements of operations.  Declines in debt securities held to maturity and available for sale that are considered other than temporary result in write-downs when it is more likely than not that the Company will sell the securities before it recovers its cost.  If the Company does not intend to sell an impaired debt security but does not expect to recover its cost, the Company determines whether a credit loss exists.  If a credit loss is deemed to exist, it is recognized in the consolidated statements of operations and any remaining impairment is recognized in other comprehensive income. The review for other-than-temporary declines takes into account the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer.

Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses resulting from such fair value adjustments and from recognizing the results of sales are recorded in the consolidated statements of operations as securities activities, net.

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

Tax Certificates - Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent.  Tax certificates are acquired from municipalities generally through public auction. Tax certificates are carried at cost less an allowance for tax certificate losses. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued and any accrued interest receivable is reversed against interest income.

Allowance for Tax Certificate Losses - The allowance for tax certificate losses represents management’s estimate of incurred losses in the portfolio that are probable and subject to reasonable estimation.  In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values.

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

Allowance for Loan Losses – The allowance for loan losses reflects management's reasonable estimate of probable credit losses inherent in the loan portfolio based on management’s evaluation of credit risk as of period end.  Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.

The allowance consists of two components. The first component of the allowance is for loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management's identification of criticized loans (loans with a risk grade greater than or equal to grade 10) for commercial real estate, commercial non-real estate and small business loans.  The evaluation of commercial real estate, commercial non-real estate and small business loans is part of the on-going monitoring of loan portfolio credit quality and management assigns these loans a risk classification.  There are seven risk classifications in the “Pass” loan categories and there are four classifications in the criticized loan categories which are defined based on regulatory guidelines. Management evaluates criticized commercial real estate, commercial non-real estate and small business loans for impairment quarterly.  Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific valuation allowance needs to be assigned to the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Loans determined to be collateral dependent are measured based on the fair value of the collateral less costs to sell. Consumer and residential loans past due 120 days or more are also evaluated individually for impairment and are measured based on the lower or the estimated  fair value of the loan’s collateral less cost to sell or the carrying value of the loan.  Small business loans were transferred to loans held for sale as of September 30, 2012 and therefore excluded from the allowance for loan loss components subsequent to the transfer date.

The second component of the allowance is for groups of loans with common characteristics that are evaluated in loan pools to estimate the inherent losses in the portfolio.  Management segregates loans into segments with certain common characteristics so as to form a basis for estimating losses as it relates to the segment. The loan portfolio has the following loan segments: residential, consumer, commercial non-real estate, commercial real estate, and small business loans.  The loss experience for each loan segment was derived by calculating a charge-off history by loan segment adjusted by an expected recovery rate.  Based on the nature of each portfolio, a time frame is selected for the charge-off history in order to estimate the inherent loss in each segment.  The loss factor that was calculated from the charge-off history by loan segment is adjusted by considering the following factors: delinquency and charge-off levels and trends, non-accrual levels and trends, lending policy and underwriting procedures, nature and volume of portfolio, economic and business conditions, concentration of credit, credit scores of borrowers, collateral value and external factors.  Based on an analysis of the above factors, management may adjust the historical loss experience up or down to reflect current conditions that differ from the conditions that existed during the historical loss experience time frame.

Non-accrual and past due loans – Loans are considered past due if the required principal and interest has not been received based on the contractual terms of the loan.  Loans are generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. Commercial and small business loans may be placed on non-accrual status sooner due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the ratio of the loan amount to the value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, a loan may be placed on non-accrual status even when payments of principal or interest are not currently in default. However, exceptions to this policy may occur if there exists well secured collateral and the loan is in the process of collection.  When a loan is placed on non-accrual, all accrued interest is reversed against interest income. Interest income is recognized on non-accrual loans on a cash basis.  Commercial and small business loans may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms.   Residential and consumer loans are returned to accrual status when the loan becomes less than 90 days past due. Commercial and small business loans are charged-down if the collection of principal or interest is considered doubtful. Consumer and residential real estate loans that are 120 days past due are charged down based on the collateral’s fair value less estimated selling costs. Consumer non-mortgage loans that are 120 days or more past due are charged off.

During the years ended December 31, 2011 and 2010, specific valuation allowances were established on collateral dependent loans when the appraised value of the collateral less cost to sell was less than the recorded investment of the loan.  Beginning January 1, 2012, where the appraised value of collateral on a collateral dependent loan was less than the recorded investment of the loan, the deficiency was charged-off, rather than establishing a specific valuation allowance.  The change in charge-off recognition was implemented as part of the transition of the regulation of savings associations previously regulated by the Office of Thrift Supervision (the “OTS”) to the Office of the Comptroller of the Currency (“OCC”).  As a specific valuation allowance was previously recorded for collateral dependent loans, the charge-offs did not impact the provision for loan losses.

Loans Held for Sale -  Loans for which management has demonstrated a positive intent to sell are classified as held for sale and reported at the lower of aggregate cost or estimated fair value.  Loan origination fees and related direct loan origination costs on loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale.  Loans are classified as loans held for sale when management decides to originate loans for resale or sell loans that were acquired for sale.  Transfers of loans from held-for-investment to held-for-sale classification are recorded at the lower of aggregate cost or estimated fair value at the transfer date.

Notes Receivable - Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is recognized on an accrual basis. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than three months contractually past due, and the accrual of interest income is not resumed until such loans are less than three months past due. Bluegreen’s notes receivable are generally written off as uncollectible when they have become approximately 120 days past due.

Uncollectibles for notes receivable are estimated in accordance with timeshare accounting rules. Under these rules, the estimate of uncollectibles is based on historical uncollectibles for similar VOI notes receivable over the applicable historical period. Bluegreen uses a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of the notes.  Bluegreen also considers whether the historical economic conditions are comparable to current economic conditions, as well as variations in underwriting standards.  Additionally, under timeshare accounting rules, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable.  Bluegreen reviews its reserve for credit losses on at least a quarterly basis.  Loan origination costs are deferred and recognized over the life of the related notes receivable.

Acquired Notes Receivable – During November 2009, BFC acquired additional shares of Bluegreen’s common stock which resulted in BFC having a controlling interest in Bluegreen.  In connection with such transaction,  BFC was deemed under applicable accounting guidance to have acquired certain of Bluegreen’s assets, including a pool of notes receivable consisting principally of homogenous consumer timeshare loans originated by Bluegreen.  Consistent with the accounting guidance, BFC has elected an accounting policy based on expected cash flows, which includes guidance on maintaining the integrity of a pool of multiple loans accounted for as a single asset.  The loans have common risk characteristics as defined in the accounting guidance, Loans and Debt Securities with Deteriorated Credit Quality, including similar risk ratings, as defined and monitored by risk rating agencies, term, purpose and similar collateral type (VOIs).  The Company evaluates the pool of loans accounted for as a single asset for indications of impairment. Purchased loans are considered to be impaired if it is not expected that all contractually required cash flows will be received due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.

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

Real Estate Owned ("REO") – REO is recorded at fair value, less estimated selling costs when acquired and subsequently at the lower of cost or estimated fair value.  Impairments required at the time of acquisition are charged to the allowance for loan losses or allowance for tax certificates losses, as applicable.  Expenditures for capital improvements are generally capitalized. Valuation allowance adjustments are made to reflect any subsequent declines in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations.

Inventory - The Company’s inventory is primarily comprised of Bluegreen’s completed VOIs, VOIs under construction and land held for future vacation ownership development. Bluegreen carries its completed inventory at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes plus other costs incurred during construction, or (ii) estimated fair value, less costs to sell.  VOI inventory and cost of sales are accounted for under the provisions of timeshare accounting rules, which define a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales.  Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable.  Also, pursuant to timeshare accounting rules, Bluegreen does not relieve inventory for VOI cost of sales related to anticipated credit losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

Bluegreen periodically evaluates the recovery of the carrying amount of incomplete or undeveloped resort properties under the accounting guidelines for Property, Plant and Equipment, which provides guidance relating to the accounting for the impairment or disposal of long-lived assets.

Inventory also includes BBX Capital’s investment in land previously acquired for branch expansion and office facilities that BBX Capital has committed to sell and is stated at the lower of accumulated cost or estimated fair value less cost to sell.  BBX Capital retained these properties under the terms of the BB&T Transaction.

Assets Held for Sale from Discontinued Operations - As described above, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities in May 2012. The carrying value of the assets sold is presented in our consolidated statement of financial condition as of December 31, 2011 as “assets held for sale”. The fair value of these assets held for sale as of December 31, 2011 was derived from the purchase price under Bluegreen’s agreement with Southstar. During 2011, non-cash charges of $55.1 million were recorded to write down the value of Bluegreen Communities’ assets to their estimated fair value less costs to sell. Neither BFC nor Bluegreen incurred a significant gain or loss upon the closing of Bluegreen’s transaction with Southstar in 2012.

The office building sold by Cypress Creek Holdings during January 2012, as described in Note 5, is also presented separately on our consolidated statement of financial condition as of December 31, 2011 as “assets held for sale”. The carrying value of the office building is based on a discounted cash flow methodology.

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

Investments in Unconsolidated Affiliates - The Company follows the equity method of accounting to record its interests in entities in which it does not own the majority of the voting stock or otherwise hold a controlling financial interest and to record its investment in variable interest entities in which it is not the primary beneficiary.  Under the equity method, the initial investment in the entity is recorded at cost and is subsequently adjusted to recognize the Company's share of the entity’s earnings or losses.  Distributions received and other-than temporary impairments reduce the carrying amount of the investment.

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

Properties and Equipment - Properties and equipment are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and building improvements, from 3 to 14 years for office equipment, furniture and fixtures, 5 years for transportation and equipment and from 3 to 14 for leasehold improvements.  The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Interest expense associated with the construction of certain fixed assets is capitalized as incurred and relieved to expense through depreciation once the asset is put into use.

Expenditures for new properties, leasehold improvements and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.

Goodwill and Intangible Assets – Goodwill is recorded at the acquisition date of a business. Goodwill is assessed annually using qualitative factors to determine whether it is necessary to perform the goodwill impairment test.  Goodwill is tested for impairment at the reporting unit level annually or at interim periods if events occur subsequent to the annual test date that would suggest a possible decline in the fair value of the reporting unit. Goodwill testing is a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment. This step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not necessary. If the fair value of the reporting unit is less than the carrying value, then the second step of the test is used to measure the amount of goodwill impairment, if any, in the reporting unit.  This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment charge is recorded for the excess. The implied goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.  There was no goodwill as of December 31, 2012.

Intangible assets consist of management contracts which are now included in our financial statements as a result of the previously described acquisition of additional shares of Bluegreen’s common stock during November 2009 which gave us a controlling interest in Bluegreen.  The management contracts have indefinite useful lives and are not amortized, but instead are reviewed for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  At December 31, 2011, other intangible assets also consisted of core deposit intangible assets of approximately $8.2 million, which were initially recorded at fair value and then amortized over the average life of the respective assets, ranging from 7 years to 10 years.

The Company evaluates the recovery of the carrying amount of its long-lived assets under applicable accounting guidance which requires that intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on at least an annual basis, or more frequently if events and circumstances indicate that assets may be impaired, and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The carrying value of these assets is dependent upon estimates of future earnings. If cash flows decrease significantly, intangible assets may be impaired in which case they would be written down to their fair value. The estimates of useful lives and expected cash flows require the Company to make significant judgments regarding future periods that are subject to numerous factors, many of which may be beyond the Company’s control.

Revenue Recognition –  Revenue is recorded as the gross sales of VOIs, net of a provision for credit losses, in accordance with timeshare accounting guidance.  In accordance with the requirements of the accounting guidance for real estate, Bluegreen recognizes revenue on VOI sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectability of the receivable representing the remainder of the sales price is reasonably assured and Bluegreen has completed substantially all of its obligations with respect to any development related to the real estate sold.    Historically, Bluegreen utilized the same revenue recognition methodology with respect to its homesite sales. As described above and in Note 5, the revenues of Bluegreen Communities, which include homesite sales, are included within the results of discontinued operations for the years ended December 31, 2011 and 2010 in the accompanying consolidated statements of operations.

Bluegreen believes that it uses a reasonably reliable methodology to estimate the collectability of the receivables representing the remainder of the sales price of real estate sold. See “Notes Receivable” above for a further discussion of Bluegreen’s policies regarding the estimation of credit losses on its notes receivable.

Under timeshare accounting rules, the calculation of the adequacy of a buyer’s commitment for the sale of VOIs requires that cash received towards the purchase of Bluegreen’s VOIs be reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentives provided, the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that Bluegreen provides to buyers of its VOIs may result in additional VOI sales being deferred or extend the period during which a sale is deferred.

In cases where all development has not been completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting. Should Bluegreen’s estimates of the total anticipated cost of completing any of its  projects increase, it may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of Bluegreen’s sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenue are expensed as incurred. Conversely, incremental revenue in excess of incremental carrying costs is recorded as a reduction to VOI inventory.  Incremental carrying costs include costs that have been incurred by Bluegreen during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory.  All of Bluegreen’s rental revenue and sampler revenue earned during 2010, 2011 and 2012 was recorded as an offset to cost of other resort operations as such amounts were less than the incremental carrying cost.

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

(1)

In connection with its management services provided to property owners associations, among other things, Bluegreen acts as agent for the property owners association to operate the resorts as provided under the management agreements. In certain cases, the personnel at the resorts are Bluegreen employees. The property owners association bears all of the economic costs of such personnel and generally pays Bluegreen in advance of, or simultaneously with, the payment of payroll. In accordance with the accounting guidance for reporting revenues gross versus net, reimbursements from the property owners associations relating to direct pass-through costs are recorded net of the related expenses.

The cost of other resort fee-based services consists of the costs associated with the various revenues described above as well as developer subsidies and maintenance fees on Bluegreen’s unsold VOIs.

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

Income Taxes – BFC and its subsidiaries in which BFC owns 80% or more of the subsidiary’s outstanding equity file a consolidated U.S. Federal and Florida income tax return. Other than Florida, the Company and its subsidiaries file separate state income tax returns for each jurisdiction.  Subsidiaries in which the Company owns less than 80% of the outstanding equity are not included in the Company’s consolidated U.S. Federal or Florida state income tax return.

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

Noncontrolling Interests  – Noncontrolling interests reflect third parties’ ownership interests in entities that are consolidated in BFC’s financial statements, but less than 100% owned by BFC. Generally accepted accounting principles require that a noncontrolling interest (minority interest) be recognized as equity in the consolidated financial statements and itemized separately from the parent’s equity. In accordance with applicable guidance, a change in BFC’s ownership interest in a subsidiary that does not result in deconsolidation is treated as an equity transaction if BFC retains its controlling financial interest.

Accounting for Loss Contingencies – Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Earnings (Loss) Per Share - Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) allocable to common stock (after deducting preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to acquire common shares of the Company were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options or restricted stock are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method, if dilutive. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share, but it also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock. The resulting net income (loss) amount is divided by the weighted average number of dilutive common shares outstanding.

In accordance with the applicable accounting guidance, during the second quarter of 2012, BFC reclassified its 5% cumulative preferred stock as a liability due to an amendment to the rights and privileges of such stock which, among other things, requires BFC to redeem shares of the 5% cumulative preferred stock in future periods.  As a result of such reclassification, the difference between the fair value of the 5% cumulative preferred stock and its carrying amount is required to be recorded as an adjustment to paid in capital, which is added to or deducted from net earnings available to common shareholders in the calculation of earnings per share.  In connection with the reclassification of BFC’s 5% cumulative preferred stock, earnings per share for the year ended December 31, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million.  See Note 25 for additional information relating to BFC’s 5% cumulative preferred stock and Note 33 for additional information relating to earnings (loss) per common share.

Stock-Based Compensation – We account for stock-based compensation using the fair value method of expense recognition. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models may not provide a precise measure of the fair value of stock options. The fair value of non-vested restricted common stock awards is generally the market price of the Company’s common stock on the grant date. Compensation expense for stock options and non-vested restricted common stock is based on the fair value of the award on the measurement date, which is generally the grant date.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the awards.

Credit Risk Management – BBX Capital has segregated its loan portfolio into five segments in order to determine its allowance for loan losses.  The five segments are commercial non-real estate, commercial real estate, residential, consumer and small business.  Small business loans were transferred to loans held for sale in September 2012 and are currently measured at the lower of cost or market value.

Commercial non-real estate and small business loans are underwritten after evaluating the borrower’s business, including identified cash flows, its ability to comply with the note’s contractual terms, and the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Additionally, these borrowers are primarily located in Florida and adverse economic events in Florida significantly impact the credit quality of this portfolio.

Commercial real estate loans that are not land loans or commercial residential loans are primarily underwritten based on the cash flow of the borrower’s business and secondarily based on the fair value of the underlying collateral.  Commercial real estate lending typically involves higher loan balances and the repayment of these loans is generally largely dependent on the operation or sale of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans are adversely affected by downturns in the real estate markets or in the general economy where the property is located. The properties securing BBX Capital’s commercial real estate portfolio are primarily located in Florida which increases BBX Capital’s exposure to adverse economic events in Florida. BBX Capital monitors and evaluates commercial real estate loans based on collateral, risk grades and debt service coverage. Commercial land and commercial residential loans, which include builder land loans, land acquisition and development loans and land, acquisition, development and construction loans, are generally loans to developers and builders. These loans are generally underwritten based upon estimates of costs and value associated with the completed project and the repayment of these loans is often dependent on the success of the project.  These loans are considered to have higher risks than other commercial real estate loans, as repayment is based on the success of the real estate project as opposed to established cash flows.

BBX Capital’s residential loan portfolio consists primarily of purchased residential first mortgages that were originated by other financial institutions.  BankAtlantic purchased residential loans located throughout the country.  The majority of these residential loans are jumbo residential loans.  A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing markets. Also included in BBX Capital’s purchased residential loan portfolio are interest-only loans.  The structure of these loans results in possible future increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount.  These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses.  Real estate values nationwide have significantly declined since these loans were originated, which exposes BBX Capital to elevated credit risk in this portfolio.

BBX Capital’s consumer loan portfolio consists primarily of home equity loans with the underlying collateral located in Florida.  These loans were originated based primarily on credit scores and secondarily loan to value ratios.  These loans are primarily second mortgages resulting in a limited ability to realize collateral value upon default.  The default rates of consumer home equity and residential loans are adversely affected by rising unemployment and declining real estate values.

New Accounting Standards

Accounting Standards Update (“ASU”) ASU Number 2011-04 – Fair Value Measurement (Topic 820):    Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  The amendments in ASU 2011-04 clarify the intent of the FASB regarding the highest and best use valuation premise and also provide guidance on measuring the fair value of an instrument classified in shareholders’ equity, the treatment of premiums and discounts in fair value measurements and measuring the fair value of financial instruments that are managed within a portfolio. ASU 2011-04 also expands the disclosure requirements related to fair value measurements, including a requirement to disclose valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs for fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial condition but for which the fair value measurement is required to be disclosed.  ASU 2011-04 became effective for the first interim period beginning after December 15, 2011. The Company implemented ASU 2011-04 as of January 1, 2012. The implementation of ASU 2011-04 did not have a material effect on the Company’s financial statements.

ASU Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity; requires the consecutive presentation of the statement of net income and other comprehensive income; and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The Company implemented ASU 2011-05 effective January 1, 2012, except for the reclassification adjustment on the face of the financial statements which was deferred as permitted by ASU 2011-12 and amended by ASU 2013-02 (as described below). The implementation of ASU 2011-05 did not have a material effect on the Company’s financial statements.

ASU Number 2011-08 – Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). On September 15, 2011, the FASB issued ASU 2011-08, amending the guidance in Accounting Standards Codification (“ASC”) Topic 350-20, Intangibles-Goodwill and Other-Goodwill (“ASC 350-20”). This amendment allows the entity an option to first use qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment analysis described in ASC 350-20.  An entity which chooses to use this option is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. ASU 2011-08 became effective for annual and interim goodwill impairment tests performed on or after January 1, 2012. The implementation of ASU 2011-08 did not have a material impact on the Company’s financial statements.

ASU Number 2011-10 – Property, Plant, and Equipment (Topic 360):  Derecognition of In-substance Real Estate—a Scope Clarification (“ASU 2011-10”).  ASU 2011-10 provides that, when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity generally should apply the guidance of ASC Topic 360 to determine whether it should derecognize the in-substance real estate.  The reporting entity would continue to include the real estate and debt on its financial statements until legal title to the real estate is transferred to legally satisfy the debt.  ASU 2011-10 became effective for annual and interim periods beginning on or after June 15, 2012.  The Company implemented ASU 2011-10 effective July 1, 2012. The implementation of ASU 2011-10 did not have a material impact on the Company’s financial statements.

ASU Number 2011-11 – Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities  (“ASU 2011-11”).  ASU 2011-11 requires entities to disclose both gross information and net information about instruments and transactions that may offset in accordance with master netting or similar arrangements, including derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and lending arrangements.  ASU 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013 and must be applied retrospectively.  The Company believes that ASU 2011-11 will not have a material impact on its financial statements.

ASU Number 2011-12 – Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”).  In ASU 2011-12, the FASB deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  The deferral allowed the FASB to re-deliberate whether to require presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income of the components of net income and other comprehensive income for all periods presented.  The other requirements of ASU 2011-05 were not affected by this deferral and, as described above, were implemented by the Company effective January 1, 2012.  See the description of ASU 2013-02 below relating to the required presentation of reclassifications out of other comprehensive income.

ASU Number 2012-02  –Intangibles Goodwill and Other (Topic 350): This amendment permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012. The Company believes that ASU 2012-02 will not have a material impact on its financial statements.

ASU Number 2013-02 - Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  Currently, this information is presented in different places throughout the financial statements and this update will require the presentation of the information in one place.  The Company believes that this update will not have a material impact on its financial statements.

2.    Liquidity

BFC

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments.  Dividends from its subsidiaries have also been, and may in the future be, a material source of BFC’s liquidity; however, as described below, dividend decisions made by subsidiaries not 100% owned by BFC are outside of the control of BFC, may not be made in the best interests of BFC and may be dependent on a number of factors and/or be subject to certain limitations.

We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares have been repurchased under the current program.

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

BFC has never received cash dividends from Bluegreen. Certain of Bluegreen’s credit facilities contain terms which limit the payment of cash dividends, and Bluegreen may only pay dividends subject to such restrictions.  In addition, dividends from Bluegreen are subject to declaration by its board of directors, a majority of whom currently are independent directors under the listing standards of the NYSE.

If the currently proposed acquisition of Bluegreen by Woodbridge is completed, BFC expects that it will receive dividends from time to time from its interest in Woodbridge. However, there is no assurance that BFC will receive any such dividend payments as they will be dependent on and subject to the results of operations, cash flows and business plans of Bluegreen (which will be a wholly owned subsidiary of Woodbridge if the transaction is completed) as well as restrictions contained in Bluegreen's debt facilities.  In addition, if BBX Capital's currently contemplated investment in Woodbridge in connection with the financing of the transaction is completed, BBX Capital will receive a 46% equity interest in Woodbridge (with BFC continuing to hold the remaining 54% of Woodbridge's equity interests) and dividend payments by Woodbridge will require the approval of both BBX Capital and BFC.

During each of the first three quarters of 2012, BFC received approximately $127,000 of dividend payments with respect to its shares of Benihana’s common stock.  As previously described, BFC received a total of approximately $25.75 million pursuant to open market sales of Benihana’s common stock during July and August 2012 and in exchange for its remaining interest in Benihana’s common stock sold in connection with Safflower’s acquisition of Benihana during August 2012.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, potential dividends from our subsidiaries, and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

Woodbridge

On September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation (“WHC”). Pursuant to the merger, WHC merged with and into Woodbridge Holdings, LLC, a wholly owned subsidiary of BFC, and the shareholders of WHC at the effective time of the merger (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock in exchange for each share of WHC’s Class A Common Stock that they owned.  Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. In accordance with Florida law, Woodbridge thereafter commenced legal proceedings relating to the appraisal process.  In December 2009, a $4.6 million liability was recorded based on Woodbridge’s $1.10 per share offer to the Dissenting Holders, with a corresponding reduction to additional paid-in capital.  On July 5, 2012, the presiding court in the appraisal rights action determined the fair value of the Dissenting Holders’ shares to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result, the $4.6 million liability was increased to approximately $7.5 million (with a corresponding reduction to additional paid in capital of $2.8 million) as of the quarter ended June 30, 2012 to account for the per share value awarded.   On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the Dissenting Holders for a total award to the Dissenting Holders of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter of 2012. Woodbridge intends to appeal the court’s ruling with respect to its fair value determination and the award of legal fees and costs and anticipates posting a bond in connection with the appeal. The outcome of the appeal is uncertain.

Core Communities

In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core Communities LLC, Woodbridge’s wholly owned subsidiary (“Core” or Core Communities”), and worked cooperatively with the various lenders to achieve that objective.  During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of properties in Florida and South Carolina which served as collateral under mortgage loans totaling approximately $113.9 million. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the real property owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which was undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure.  In turn, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. In connection therewith, a deferred gain on settlement of investment in subsidiary of $11.3 million was recognized into income during the first quarter of 2011.

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

In December 2010, Core and one of its subsidiaries entered into agreements, including, without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Core’s Tradition Hilton Head community which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefor, the lender released Core and its subsidiary from any claims arising from or relating to the loan.  In accordance with the applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and a $13.0 million gain on debt extinguishment was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2010.

On June 10, 2010, Core sold its two commercial leasing projects (sometimes hereinafter referred to as the “Projects”) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of assets for approximately $2.6 million (which is included in discontinued operations) during the second quarter of 2010.

Carolina Oak

In 2007, WHC acquired from Levitt and Sons, LLC (“Levitt and Sons”), WHC’s wholly-owned subsidiary at the time, all of the outstanding membership interests in Carolina Oak, LLC (“Carolina Oak”).  Carolina Oak engaged in homebuilding activities in South Carolina prior to the suspension of the activities in the fourth quarter of 2008.

Woodbridge was the obligor under a $37.2 million loan collateralized by certain property owned by Carolina Oak.  During 2009, the lender declared the loan to be in default and filed an action for foreclosure.  On April 26, 2011, a settlement agreement was entered into to resolve the disputes and ligation relating to the loan. Under the terms and subject to the conditions of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period (which expired during April 2012), to fully release Woodbridge and Carolina Oak. In accordance with applicable accounting guidance, a deferred gain on debt settlement of $29.9 million was recorded in the Company’s consolidated statement of financial condition as of December 31, 2011 and was recognized as income in the quarter ended June 30, 2012 as a result of the full release of Woodbridge and Carolina Oak in April 2012.

BBX Capital

BBX Capital and CAM had aggregate cash balances of $56.3 million and current liabilities of $9.6 million as of December 31, 2012.  BBX Capital and CAM had notes payable aggregating $10.3 million as of December 31, 2012 with annual debt service of $0.6 million.  BBX Capital’s liquidity is primarily dependent upon the repayments of loans, sales of real estate, and funds distributed to it on account of its 5% preferred interest in FAR.  Based on current and expected liquidity needs and sources, BBX Capital expects to be able to meet its liquidity needs over the next 12 months.

Bluegreen

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen may seek to put in place will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth herein, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. Bluegreen will continue its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require.  In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including its debt service obligations. To the extent Bluegreen will not be able to sell notes receivable or borrow under such facilities, Bluegreen’s ability to satisfy its obligations would be materially adversely affected.

3.   Mergers and Acquisitions

2009 Bluegreen Share Purchase

On November 16, 2009,  the Company purchased approximately 7.4 million shares of the common stock of Bluegreen for an aggregate purchase price of approximately $23 million, increasing its interest in Bluegreen at that time from 29% to 52%, and resulting in the Company owning a controlling interest in Bluegreen.

The Company accounted for the acquisition of this controlling interest in Bluegreen in accordance with the accounting guidance of business combinations. As part of the accounting for the transaction, management was required to evaluate the fair value of Bluegreen’s inventory and certain of Bluegreen’s contracts. Based on preliminary estimates made as part of the evaluation, the Company recorded a $183.1 million “bargain purchase gain” during the fourth quarter of 2009. As previously reported, during the fourth quarter of 2010, the Company adjusted the preliminary value assigned to the assets and liabilities of Bluegreen in order to reflect additional information obtained since the acquisition date. These adjustments resulted in a decrease in total assets and total liabilities of approximately $3.4 million and $3.0 million, respectively, and a decrease in total equity of approximately $0.4 million. Furthermore, the net income attributable to BFC decreased by approximately $289,000 and earnings per share from continuing operations decreased by approximately $0.01 per common share in 2009.

See Note 1 for information regarding the currently proposed merger pursuant to which Bluegreen would become a wholly owned subsidiary of Woodbridge and related contemplated equity investment in Woodbridge by BBX Capital.

Purchases of  BBX Capital’s Class A Common Stock

BBX Capital distributed to its shareholders of record as of the close of business on June 14, 2010, 0.327 non transferable subscription rights for each share of BBX Capital’s Class A Common Stock and Class B Common Stock owned on that date (the “2010 Rights Offering”). Each whole subscription right entitled the holder to purchase one share of BBX Capital’s Class A Common Stock at a subscription price of $7.50 per share.  Shareholders who exercised their basic subscription rights in full were also given the opportunity to request to purchase any additional shares of BBX Capital’s Class A Common Stock that remained unsubscribed at the expiration of the 2010 Rights Offering at the same $7.50 per share purchase price.  The 2010 Rights Offering was completed on July 20, 2010 with BBX Capital issuing an aggregate of 2,668,076 shares of its Class A Common Stock. BFC acquired an aggregate of 2.0 million shares of BBX Capital’s Class A Common Stock in the 2010 Rights Offering for an aggregate purchase price of $15.0 million.  The shares acquired in the 2010 Rights Offering increased BFC’s ownership interest in BBX Capital by approximately 8% to 45% and BFC’s voting interest in BBX Capital by approximately 5%  to 71%.

BBX Capital distributed to its shareholders of record as of the close of business on May 12, 2011, 0.624 non- transferable subscription rights for each share of BBX Capital’s Class A Common Stock and Class B Common Stock owned on May 12, 2011 (the “2011 Rights Offering”).  Each whole subscription right entitled the holder to purchase one share of BBX Capital’s Class A Common Stock at a subscription price of $3.75 per share.  Shareholders who exercised their basic subscription rights in full were also given the opportunity to request to purchase, at the same $3.75 per share purchase price, additional shares of BBX Capital’s Class A Common Stock that were not purchased by other shareholders through the exercise of the basic subscription rights granted to them.  The 2011 Rights Offering was completed on June 16, 2011 with BBX Capital issuing an aggregate of 3,025,905 shares of its Class A Common Stock.  BFC participated in the 2011 Rights Offering, acquiring an aggregate of 2,666,667 shares of BBX Capital’s Class A Common Stock for an aggregate purchase price of $10 million.  This increased BFC’s ownership interest in BBX Capital by approximately 8% to 53% and BFC’s voting interest in BBX Capital by approximately 5% to 75%.

BFC’s acquisition of shares of BBX Capital’s Class A Common Stock in the 2010 and 2011 Rights Offerings were each accounted for as an equity transaction in accordance with applicable accounting guidance, which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling interest are reported as equity transactions.

4.  Cumulative Effect of Change in Accounting Principle

On January 1, 2010, the Company, Bluegreen and BBX Capital adopted an amendment to the accounting guidance for transfers of financial assets and an amendment to the accounting guidance associated with the consolidation of VIEs.   As a result of the adoption of these accounting standards, Bluegreen consolidated seven of its then existing special purpose finance entities (“QSPEs”) associated with prior securitization transactions that previously qualified for off-balance sheet sales treatment, which resulted in a one-time non-cash after-tax reduction to retained earnings of $2.4 million.

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

5.    Discontinued Operations

The following tables summarize the results of discontinued operations for Bluegreen Communities and Cypress Creek Holdings for the years ended December 31, 2012, 2011 and 2010, and for Core’s two commercial leasing projects for the year ended December 31, 2010 (in thousands):

	For the Year Ended December 31, 2012
		Cypress
	Bluegreen	Creek
	Communities	Holdings	Total

Revenues	$3,714	3	3,717
Gain on sale of assets	-	4,446	4,446
	3,714	4,449	8,163
Costs and Expenses :
Other costs and expenses	6,920	52	6,972
Interest expense	1,386	-	1,386
Loss on assets held for sale	205	-	205
	8,511	52	8,563

(Loss) income from discontinued operations
before income taxes	(4,797)	4,397	(400)
Less: Benefit for income taxes	(1,304)	-	(1,304)
(Loss) income from discontinued operations	$(3,493)	4,397	904

	For the Year Ended December 31, 2011
		Cypress
	Bluegreen	Creek
	Communities	Holdings	Total

Revenues	$13,876	4	13,880
Gain on sale of assets	-	-	-
	13,876	4	13,880
Costs and Expenses :
Other costs and expenses	16,075	1,052	17,127
Interest expense	2,956	638	3,594
Loss on assets held for sale	57,935	-	57,935
	76,966	1,690	78,656

Loss from discontinued operations
before income taxes	(63,090)	(1,686)	(64,776)
Less: Benefit for income taxes	(21,591)	-	(21,591)
Loss from discontinued operations	$(41,499)	(1,686)	(43,185)

	For the Year Ended December 31, 2010
			Cypress
	Bluegreen	Core	Creek
	Communities	Communities	Holdings	Total

Revenues	$13,699	2,951	306	16,956
Gain on sale of assets	-	2,617	-	2,617
	13,699	5,568	306	19,573
Costs and Expenses :
Other costs and expenses	40,021	1,299	5,150	46,470
Interest expense	4,250	1,804	651	6,705
Loss on assets held for sale	-	-	-	-
	44,271	3,103	5,801	53,175

(Loss) income from discontinued operations
before income taxes	(30,572)	2,465	(5,495)	(33,602)
Less: Benefit for income taxes	(9,110)	-	-	(9,110)
(Loss) income from discontinued operations	$(21,462)	2,465	(5,495)	(24,492)

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

Bluegreen Communities

In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash. Additionally, Southstar agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), from its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement.  Southstar sold one of the parcels during 2012 and paid to Bluegreen the proceeds to which it was entitled, which were insignificant.  Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were excluded from the transactions with Southstar and retained by Bluegreen.   Upon the closing of the transaction in 2012, Bluegreen incurred an insignificant loss on sale as the carrying value of the assets approximated the proceeds received.

During the year ended December 31, 2011, Bluegreen incurred a loss on assets held for sale of approximately $57.9 million, which reflected the write-down of Bluegreen Communities’ assets to their estimated fair value, derived from the sales price under the purchase agreement with Southstar, less costs to sell.

During the year ended December 31, 2010, as result of a continued low volume of sales, reduced, prices, and the impact of reduced sales on the forecasted sell-out period of Bluegreen Communities’ projects, Bluegreen recorded non-cash charges of approximately $14.9 million to write-down the carrying amount of completed and undeveloped phases of Bluegreen Communities properties to their estimated fair value less costs to sell.

Also included in results of discontinued operations in each of the periods presented is interest expense primarily on Bluegreen’s H4BG Communities Facility as certain of the assets classified as held for sale (and which were sold to Southstar as part of the Bluegreen Communities sale) served as collateral under this facility. Pursuant to the terms of the facility, the outstanding balance of the H4BG Communities Facility accelerated and was repaid in full, along with a $2.0 million deferred fee, in May 2012 in connection with the sale of Bluegreen Communities.

Cypress Creek Holdings

During January 2012, Cypress Creek Holdings sold the office building it owned for approximately $10.8 million. The building, which was classified as an asset held for sale as of December 31, 2011, served as collateral for an approximately $11.2 million mortgage loan. Accordingly, the proceeds of the sale plus a $668,000 payment made by Cypress Creek Holdings were paid to the lender in full satisfaction of the loan. The Company recognized a gain of approximately $4.4 million in connection with the sale during the first quarter of 2012.

Core Commercial Leasing Projects

In December 2009, Core Communities reinitiated efforts to sell its two commercial leasing projects (the “Projects”), and began soliciting bids from several potential buyers for the immediate sale of the Projects. Due to this decision, the assets associated with the Projects were classified as assets held for sale.  On June 10, 2010, Core sold the Projects for approximately $75.4 million and realized a gain on sale of approximately $2.6 million.

BBX Capital

Sale of BankAtlantic to BB&T

BankAtlantic’s five reporting units each reflected a component of the BankAtlantic entity and was the lowest level for which cash flows could be clearly distinguished, operationally and for financial reporting purposes.  These five components were Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services.   Based on its agreement with BB&T, BBX Capital determined that the Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  BBX Capital sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T upon the consummation of the BB&T Transaction on July 31, 2012. Management does not intend to continue in any material respect any activities of or have any continuing involvement with these reporting units. Although certain assets of the Commercial Lending reporting unit were sold to BB&T, BBX Capital intends to continue Commercial Lending reporting unit activities and as a result, will include the Commercial Lending reporting unit in continuing operations in the statement of operations.

Pursuant to the Agreement with BB&T, in addition to certain assets associated with BBX Capital’s continuing Commercial Lending reporting unit, FAR retained certain assets and liabilities that were associated with BBX Capital’s  disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units). BBX Capital determined that the ongoing cash flows of the disposed reporting units were not significant relative to the historical cash flows of each reporting unit; therefore the income and expenses associated with the disposed reporting units are reported in discontinued operations for each period presented.  The carrying value of the disposed reporting units’ net assets transferred to FAR were $112 million as of July 31, 2012.  The results of operations and cash flows associated with the retained assets associated with the disposed reporting units were included in continuing operations for the five months ended December 31, 2012.  The assets held by FAR are expected to be monetized in accordance with the terms of such assets or through orderly transactions over a seven year period  or longer provided BB&T’s preferred interest is repaid within such seven-year period. Ninety-five percent of the cash flows from these assets, net of operating expenses and a stated preferred return, will be applied toward the ongoing repayment of BB&T’s preferred interest in FAR.

The gain on the sale of BankAtlantic to BB&T, which is included in the consolidated statements of operations in “Discontinued operations” for the year ended December 31, 2012, was as follows (in thousands):

Investment in BankAtlantic (1)	$306,302
Reduction in other comprehensive loss	(18,124)
Carrying amount of BankAtlantic's net assets	288,178
Stay and retention bonuses	1,300
Transaction costs	(5,000)
Cash consideration	6,433
Other	(269)
Recognition of purchase accounting (2)	2,819
Gain on sale of BankAtlantic	$293,461

(1)	The investment in BankAtlantic represents BankAtlantic’s stockholders’ deficit as of July 31, 2012 after giving effect to the transfer of CAM and FAR to BBX Capital.

(2)

Upon the sale of BankAtlantic to BB&T, BFC recognized the remaining purchase accounting adjustments in connection with BFC's share acquisitions of BBX Capital in 2008, which were accounted for as step acquisitions under the purchase method of accounting then in effect.  The net impact of these purchase accounting adjustments increased the gain on sale of BankAtlantic by $2.8 million.

Included in the carrying amount of BankAtlantic was $2.0 million of unrealized gains on securities available for sale and $20.2 million of defined benefit pension plan losses deferred in BankAtlantic’s other comprehensive income.  Also included in the gain on the sale of BankAtlantic was approximately $1.0 million of stay bonuses paid by BBX Capital and reimbursed by BB&T, to key employees of BankAtlantic associated with pre-acquisition services and $0.3 million of stay bonuses paid by BBX Capital and reimbursed by BB&T to employees of BankAtlantic for post acquisition services.

The cash consideration received by BBX Capital for the sale of BankAtlantic’s stock upon the consummation of the BB&T Transaction as of July 31, 2012 was as follows (in thousands):

Deposit premium	$315,900
BankAtlantic net asset value:
BankAtlantic stockholder's equity
before distribution of FAR and CAM	280,058
Distribution of FAR	(384,140)
Distribution of CAM	(205,385)
BankAtlantic net asset value (1)	(309,467)
Cash consideration	$6,433
Pre-acquisition stay bonuses reimbursed by BB&T	$983

(1)

BankAtlantic’s net asset value was calculated as of June 30, 2012 (which pursuant to the terms of the Agreement with BB&T was the date used for the calculations of the cash consideration payable upon consummation of the BB&T Transaction) after giving effect to the contribution to BankAtlantic of small business loans with a carrying value of $10.7 million in exchange for commercial loans with a carrying value of $7.5 million which were initially designated to be contributed to BankAtlantic and were instead retained by FAR.

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

The income from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations and the gain on sale of BankAtlantic in the accompanying Consolidated Statement of Operations was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Net interest income	$38,098	87,086	105,034
Provision for loan losses	18,383	33,764	52,906
Net interest income after
provision for loan losses	19,715	53,322	52,128
Gain on sale of BankAtlantic	293,461	-	-
Total non-interest income	37,234	124,994	103,905
Total non-interest expense	62,446	127,018	167,050
Income from discontinued operations
before income taxes	287,964	51,298	(11,017)
Provision (benefit) for income taxes	21,005	19,182	(2,261)
Income (loss) from discontinued operations	$266,959	32,116	(8,756)

Pursuant to the BB&T Transaction, BB&T assumed the obligations with respect to BBX Capital’s outstanding TruPS, and BBX Capital paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPS through closing.

Sale of BankAtlantic Tampa Branches and Related Facilities

In August 2010, BankAtlantic announced that it had decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 branches located in the Tampa, Florida area.  In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and BankAtlantic completed the sale on June 3, 2011.  The purchasing financial institution paid a 10% premium for the deposits plus the net book value of the acquired real estate and substantially all of the fixed assets associated with the branches and facilities.  Included in the Company’s consolidated statement of operations for the year ended December 31, 2011 was a $38.6 million gain on the Tampa branch sale.

Assets Sold:	Amount
Cash and cash equivalents	$5,850
Property and equipment	28,626
Total assets sold	34,476
Liabilities Transferred:
Deposits	324,320
Other liabilities	183
Total liabilities transferred	324,503
Net liabilities transferred	(290,027)
Gain on sale of Tampa branches	40,615
Transaction costs	(1,993)
Net cash outflows from sale of branches	$(251,405)

6.    Securities Available for Sale

The following tables present securities available for sale as of December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Investment securities:
Other equity securities	52	161	-	213
Total	52	161	-	213

	As of December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$12,533	885	-	13,418
Real estate mortgage conduits (1)	30,561	1,129	-	31,690
Total government agency securities	43,094	2,014	-	45,108
Investment securities:
Benihana's Common Stock	16,477	-	287	16,190
Other equity securities	1,326	179	-	1,505
Total investment securities	17,803	179	287	17,695
Total	$60,897	2,193	287	62,803

(1)

Real estate mortgage investment conduits (“REMICs”) are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond.  The securities were issued by government agencies.

As of December 31, 2012, there were no unrealized losses associated with the Company’s securities available for sale.  Unrealized losses during 2011 were solely related to the Company’s equity holdings in Benihana and were not considered material.  See Note 1 for a discussion of the disposition of the Company’s equity holdings during 2012.

Included in discontinued operations with respect to BBX Capital were (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Gross gains on securities sales	$22	6,960	3,140
Gross losses on securities sales	$-	-	-
Proceed from sales of securities	$32	90,980	58,846
Other-than-temporary impairments	$-	(1,500)	-

Management reviews its securities portfolio for other-than-temporary declines in value quarterly.  As a consequence of the review during the year ended December 31, 2011,  BankAtlantic recognized a $1.5 million other-than-temporary decline in value related to an equity investment in an unrelated financial institution.   The impairment was recognized in the Company’s consolidated statement of operations in discontinued operations upon BBX Capital’s sale of BankAtlantic to BB&T during July 2012.

7.  Tax Certificates

The following table summarizes tax certificates (in thousands):

2
	As of December 31, 2012		As of December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Tax certificates (1)
Net of allowance of $3,559
and $7,488, respectively	$3,389	3,318	46,488	45,562

(1)  The estimated fair value was calculated at December 31, 2012 and 2011 using an expected cash flow model discounted at an interest rate that takes into account the risk of the cash flows of tax certificates relative to alternative investments.

Included in tax certificates were $6.4 million and $3.1 million of non-accrual tax certificates as of December 31, 2012 and 2011, respectively.

Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$7,488	8,811	6,781
Charge-offs	(2,917)	(5,019)	(2,997)
Recoveries	282	913	475
Net charge-offs	(2,635)	(4,106)	(2,522)
Sale of BankAtlantic (1)	(2,926)	-	-
Provision	1,632	2,783	4,552
Balance, end of period	$3,559	7,488	8,811

(1)	Represents the portion of the allowance associated with $19.6 million of tax certificates acquired by BB&T in the BB&T Transaction.

8.    Loans Receivable and Loans Held for Sale

BBX Capital’s loan portfolio consisted of the following (in thousands):

	December 31,
	2012	2011
Commercial non-real estate	$12,006	118,145
Commercial real estate:
Residential	62,523	104,593
Land	2,660	24,202
Owner occupied	7,327	86,809
Other	141,537	464,902
Small Business:
Real estate	-	184,919
Non-real estate	-	99,835
Consumer:
Consumer - home equity	16,907	545,908
Consumer other	-	10,704
Deposit overdrafts	-	1,971
Residential:
Residential-interest only	17,798	369,531
Residential-amortizing	36,999	558,026
Total gross loans	297,757	2,569,545
Adjustments:
Premiums, discounts and net deferred fees	116	2,578
Allowance for loan losses	(5,311)	(129,887)
Loans receivable - net	$292,562	2,442,236
Loans held for sale	$24,748	55,601

BBX Capital’s loan portfolio had the following geographic concentrations based on outstanding loan balances at December 31, 2012 and 2011:

	December 31,
	2012	2011
Florida	85%	66%
Eastern U.S.A.	10%	18%
Western U.S.A.	5%	13%
Central U.S.A.	0%	3%
	100%	100%

BBX Capital segregates its loan portfolio into five segments in order to determine its allowance for loan losses. BBX Capital’s loan segments are: residential loans, commercial real estate loans, commercial non-real estate loans, consumer loans, and small business loans. All of BBX Capital’s small business loans were reclassified to loans held for sale as of September 30, 2012.  As a consequence, small business loans are measured based on the lower of cost or fair value and not included in BBX Capital’s allowance for loan losses.  BBX Capital further divides its loan segments into loan classes in order to monitor and assess credit risk. BBX Capital’s loan segments and loan classes are described below:

Residential – represents loans secured by one to four dwelling units. This loan segment is further divided into interest only loans and amortizing loans. Interest-only residential loans require the borrower to make monthly payments of interest-only for a fixed period of time and become fully amortizing thereafter. Amortizing residential loans require the borrower to make monthly principal and interest payments through maturity.

Commercial real estate- represents loans for acquisition, development and construction of various types of properties including residential, office buildings, retail shopping centers, and other non-residential properties. BBX Capital’s commercial real estate loan portfolio is divided into four loan classes; commercial residential, commercial owner occupied, commercial land and commercial other.

Commercial residential real estate loans are loans to developers or home builders for the construction of one to four dwelling units. This class of loans is divided into three categories - builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who had land purchase option agreements with regional and/or national builders. The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders. The land acquisition, development and construction loans are secured by residential land which was intended to be fully developed by the borrower/developer who also might have plans to construct homes on the property.

Owner occupied commercial real estate loans are also real estate collateralized loans; however, the primary source of repayment is the cash flow from the business operated on the premises of the collateralized property.

Commercial real estate land loans includes loans secured by the sale of land and commercial land held for investment purposes. These loans are generally to borrowers that intend to expand the zoning of the property and ultimately sell the property to developers.

Commercial other real estate loans are primarily secured by income producing property which includes shopping centers, office buildings, self-storage facilities, and warehouses.

Commercial non-real estate loans - generally represent business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.

Consumer loans - consists of loans to individuals originated through BankAtlantic’s branch network. The majority of consumer loans are home equity lines of credit secured primarily by a second mortgage or less frequently by a first mortgage on the primary residence of the borrower, substantially all of which is located in Florida.

Small business loans – consists of loans that do not generally exceed $2.0 million originated to businesses. The principal source of repayment for these loans is generally from the cash flow of a business. BBX Capital’s small business loan portfolio is divided into two loan classes; small business real estate secured and small business non-real estate.

Small business real estate secured loans – are generally secured by real estate where the business is located or real estate owned by the guarantor.

Small business non-real estate loans – are generally business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.

Loans held for sale – Loans held for sale as of December 31, 2012 consisted of $6.0 million of commercial real estate loans and $18.8 million of small business loans.  Subsequent to the sale of BankAtlantic to BB&T, management evaluated its loan portfolio and transferred its entire portfolio of small business loans to loans held for sale and transferred $14.2 million of residential loans previously held for sale to loans held for investment.  Loans held for sale are reported at the lower of cost or fair value. BBX Capital charged down its small business loans by $1.3 million and reduced its allowance for loan losses by $1.1 million upon the transfer of its small business loans to loans held for sale.  Loans held for sale as of December 31, 2011 consisted of $35.8 million of commercial real estate loans and $19.8 million of residential loans. BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  BBX Capital transfers loans previously held for sale to loans held for investment at the lower of cost or fair value on the transfer date.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable and loans held for sale was as follows (in thousands):

	December 31,
Loan Class	2012	2011
Commercial non-real estate	$3,362	19,172
Commercial real estate:
Residential	64,788	71,719
Land	3,506	14,839
Owner occupied	2,243	4,168
Other	75,379	123,395
Small business:
Real estate	2,077	10,265
Non-real estate	768	1,751
Consumer	7,859	14,134
Residential:
Interest only	16,115	33,202
Amortizing	28,507	52,653
Total nonaccrual loans	$204,604	345,298

An age analysis of the past due recorded investment in loans receivable and loans held for sale as of December 31, 2012 and 2011 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2012	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$2,411	-	3,362	5,773	6,233	12,006
Commercial real estate:
Residential	842	1,716	54,485	57,043	9,331	66,374
Land	-	-	3,505	3,505	-	3,505
Owner occupied	-	676	974	1,650	6,946	8,596
Other	-	5,167	27,737	32,904	108,633	141,537
Small business:
Real estate	1,527	927	1,349	3,803	9,488	13,291
Non-real estate	1,541	867	238	2,646	2,846	5,492
Consumer	677	524	7,165	8,366	8,541	16,907
Residential:
Residential-interest only	397	-	16,115	16,512	1,286	17,798
Residential-amortizing	984	1,520	28,052	30,556	6,443	36,999
Total	$8,379	11,397	142,982	162,758	159,747	322,505

(1)	BBX Capital had no loans that were past due greater than 90 days and still accruing as of December 31, 2012.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2011	Past Due	Past Due	or More (1)	Past Due	Current	Receivable (2)
Commercial non-real estate	$-	2,248	13,292	15,540	102,605	118,145
Commercial real estate:
Residential	-	-	44,633	44,633	64,134	108,767
Land	681	-	14,839	15,520	18,070	33,590
Owner occupied	2,008	-	4,031	6,039	82,102	88,141
Other	-	5,467	47,841	53,308	431,399	484,707
Small business:
Real estate	2,089	372	9,449	11,910	173,009	184,919
Non-real estate	-	462	76	538	99,187	99,725
Consumer	5,339	3,996	14,134	23,469	538,569	562,038
Residential:
Residential-interest only	2,656	3,488	32,317	38,461	343,958	382,419
Residential-amortizing	3,968	4,513	48,189	56,670	514,570	571,240
Total	$16,741	20,546	228,801	266,088	2,367,603	2,633,691

(1)	Includes an $80,000 commercial loan that was past due greater than 90 days and still accruing.
(2)

At December 31, 2011, total loans receivable excluded purchase accounting of $6.0 million in connection with BFC’s share acquisitions of BBX Capital in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,053	7,168	22,554	16,705	129,887
Charge-off :	(19,237)	(55,686)	(3,991)	(9,793)	(14,658)	(103,365)
Recoveries :	893	7,435	487	1,424	2,563	12,802
Provision :	5,569	(7,839)	244	2,778	1,653	2,405
Transfer to held for sale - BB&T Transaction:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations
Provision:	-	70	546	4,937	6,674	12,227
Ending balance	$1,735	1,869	-	1,261	446	5,311
Ending balance individually evaluated for impairment	784	837	-	-	-	1,621
Ending balance collectively evaluated for impairment	951	1,032	-	1,261	446	3,690
Total	$1,735	1,869	-	1,261	446	5,311
Loans receivable:
Ending balance individually evaluated for impairment	3,362	173,917	-	7,859	44,621	229,759
Ending balance collectively evaluated for impairment	8,644	40,130	-	9,048	10,176	67,998
Total	$12,006	214,047	-	16,907	54,797	297,757
Proceeds from loan sales	$-	5,864	-		-	5,864
Transfer to held for sale - BB&T Transaction:	60,398	304,668	234,228	502,221	811,060	1,912,575
Transfer to held for sale	$-	20,722	19,069	-	-	39,791
Transfer from loans held for sale	$-	-	-	-	14,185	14,185

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-off :	(8,205)	(43,266)	(8,083)	(26,894)	(25,301)	(111,749)
Recoveries :	1,140	1,272	1,090	2,308	2,049	7,859
Provision :	12,686	25,188	-	-	-	37,874
Transfer to held for sale:	-	-	-	-	-	-
Discontinued operations
provision:	-	-	2,647	15,097	16,020	33,764
Ending balance	$16,407	67,053	7,168	22,554	16,705	129,887
Ending balance individually evaluated for impairment	15,408	52,561	761	1,071	6,867	76,668
Ending balance collectively evaluated for impairment	999	14,492	6,407	21,483	9,838	53,219
Total	$16,407	67,053	7,168	22,554	16,705	129,887
Loans receivable:
Ending balance individually evaluated for impairment	22,888	269,753	1,578	11,220	65,488	370,927
Ending balance collectively evaluated for impairment	95,257	410,753	283,176	547,363	868,036	2,204,585
Total (1)	$118,145	680,506	284,754	558,583	933,524	2,575,512
Purchases of loans	$-	-	-	-	15,259	15,259
Proceeds from loan sales	$-	35,415	-		19,495	54,910
Transfer to held for sale	$-	53,380	-	-	25,072	78,452

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$4,515	105,288	7,998	42,417	27,000	187,218
Charge-off :	(996)	(107,994)	(7,873)	(39,483)	(18,305)	(174,651)
Recoveries :	716	1,661	626	1,042	1,166	5,211
Provision :	6,551	84,904	-	-	-	91,455
Transfer to held for sale:	-	-	-	-	-	-
Discontinued operations
provision:	-	-	10,763	28,067	14,076	52,906
Ending balance	$10,786	83,859	11,514	32,043	23,937	162,139
Ending balance individually evaluated for impairment	9,020	62,985	2,936	1,791	12,034	88,766
Ending balance collectively evaluated for impairment	1,766	20,874	8,578	30,252	11,903	73,373
Total	$10,786	83,859	11,514	32,043	23,937	162,139
Loans receivable:
Ending balance individually evaluated for impairment	16,667	342,806	12,763	23,905	88,210	484,351
Ending balance collectively evaluated for impairment	118,921	552,025	289,906	599,482	1,133,983	2,694,317
Total (1)	$135,588	894,831	302,669	623,387	1,222,193	3,178,668
Purchases of loans	$-	-	-	-	6,511	6,511
Proceeds from loan sales	$-	59,697	-		52,678	112,375
Transfer to held for sale	$-	27,928	-	-	-	27,928

(1)

At December 31, 2011 and 2010, total loans receivable exclude purchase accounting adjustments of $6.0 million and $8.5 million, respectively, in connection with BFC’s acquisitions of shares of BBX Capital’s Class A Common Stock during 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

As part of the transition of the regulation of OTS savings associations like BankAtlantic to the OCC, the OCC provided guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including guidance surrounding specific valuation allowances on collateral dependent loans.  Under OCC guidance where the appraised value of collateral on a collateral dependent loan was less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance was now generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and during the first quarter of 2012, BBX Capital charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell. This charge down consisted entirely of the charging off of existing specific valuation allowances. As a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the year ended December 31, 2012, but did reduce BBX Capital’s allowance for loan losses and recorded investment in the loans.

Impaired Loans – Loans are considered impaired when, based on current information and events, BBX Capital believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated as part of BBX Capital’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all substandard loans.  Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan classes are recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.

Impaired loans as of December 31, 2012 and December 31, 2011 were as follows (in thousands):

	As of December 31, 2012			As of December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$3,032	3,287	784	17,792	17,792	15,408
Commercial real estate:
Residential	637	2,172	1	64,841	70,780	20,986
Land	-	-	-	5,451	5,451	1,765
Owner occupied	-	-	-	1,715	1,715	100
Other	27,558	39,194	836	130,771	149,742	29,731
Small business:
Real estate	-	-	-	6,499	6,499	85
Non-real estate	-	-	-	1,339	1,339	776
Consumer	-	-	-	15,951	17,502	1,454
Residential:
Residential-interest only	-	-	-	15,441	20,667	2,982
Residential-amortizing	-	-	-	20,554	24,545	3,960
Total with allowance recorded	$31,227	44,653	1,621	280,354	316,032	77,247
With no related allowance recorded:
Commercial non-real estate	$330	634	-	5,922	5,922	-
Commercial real estate:
Residential	64,684	141,842	-	26,735	71,759	-
Land	3,506	7,216	-	9,388	30,314	-
Owner occupied	2,962	4,397	-	3,882	4,872	-
Other	78,201	107,052	-	63,024	86,052	-
Small business:
Real estate	6,689	7,327	-	10,265	12,007	-
Non-real estate	1,038	2,125	-	792	1,107	-
Consumer	16,050	20,501	-	9,719	13,246	-
Residential:
Residential-interest only	16,421	28,808	-	17,761	28,042	-
Residential-amortizing	31,896	48,820	-	34,494	45,680	-
Total with no allowance recorded	$221,777	368,722	-	181,982	299,001	-

Commercial non-real estate	$3,362	3,921	784	23,714	23,714	15,408
Commercial real estate	177,548	301,873	837	305,807	420,685	52,582
Small business	7,727	9,452	-	18,895	20,952	861
Consumer	16,050	20,501	-	25,670	30,748	1,454
Residential	48,317	77,628	-	88,250	118,934	6,942
Total	$253,004	413,375	1,621	462,336	615,033	77,247

Average recorded investment and interest income recognized on impaired loans as of December 31, 2012 and 2011 were (in thousands):

	For the Year Ended		For the Year Ended
	December 31, 2012		December 31, 2011
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$3,032	137	16,364	246
Commercial real estate:
Residential	637	-	79,833	1,983
Land	-	-	5,155	-
Owner occupied	-	-	1,943	-
Other	27,622	1,068	108,244	2,029
Small business:
Real estate	-	-	7,443	-
Non-real estate	-	-	1,644	-
Consumer	-	-	17,203	-
Residential:
Residential-interest only	-	-	14,513	-
Residential-amortizing	-	-	16,877	-
Total with allowance recorded	$31,291	1,205	269,219	4,258
With no related allowance recorded:
Commercial non-real estate	$330	-	8,623	33
Commercial real estate:
Residential	60,370	806	23,457	41
Land	4,748	-	13,395	-
Owner occupied	3,156	91	4,914	76
Other	78,393	3,996	76,050	1,404
Small business:
Real estate	6,982	404	9,800	383
Non-real estate	2,221	110	630	41
Consumer	17,887	282	9,678	391
Residential:
Residential-interest only	20,520	-	20,206	-
Residential-amortizing	36,256	177	33,647	107
Total with no allowance recorded	$230,863	5,866	200,400	2,476

Commercial non-real estate	$3,362	137	24,987	279
Commercial real estate	174,926	5,961	312,991	5,533
Small business	9,203	514	19,517	424
Consumer	17,887	282	26,881	391
Residential	56,776	177	85,243	107
Total	$262,154	7,071	469,619	6,734

Impaired loans and the average recorded investment and interest income recognized on impaired loans as of December 31, 2010 were (in thousands):

	As of December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income
With a related allowance recorded:
Commercial non-real estate	$16,809	16,809	9,850	14,850	-
Commercial real estate:
Residential	81,731	87,739	21,298	86,868	778
Land	15,209	15,209	8,156	21,010	18
Owner occupied	1,695	1,695	335	5,366	-
Other	95,693	96,873	33,197	96,800	-
Small business:
Real estate	2,602	2,602	1,733	2,838	21
Non-real estate	1,779	1,779	1,203	2,015	-
Consumer	3,729	5,029	1,791	4,665	-
Residential:
Residential-interest only	31,805	39,451	6,741	24,327	17
Residential-amortizing	24,619	28,712	5,293	16,525	34
Total with allowance recorded	$275,671	295,898	89,597	275,264	868
With no related allowance recorded:
Commercial non-real estate	$1,497	1,497	-	4,799	15
Commercial real estate:
Residential	44,835	116,092	-	42,295	267
Land	14,039	43,846	-	25,847	19
Owner occupied	3,922	3,922	-	3,878	56
Other	81,370	97,203	-	55,311	1,446
Small business:
Real estate	15,727	16,499	-	14,722	673
Non-real estate	172	197	-	358	-
Consumer	23,029	27,146	-	22,487	624
Residential:
Residential-interest only	7,427	10,078	-	16,694	-
Residential-amortizing	25,664	31,797	-	26,950	116
Total with no allowance recorded	$217,682	348,277	-	213,341	3,216

Commercial non-real estate	$18,306	18,306	9,850	19,649	15
Commercial real estate	338,494	462,579	62,986	337,375	2,584
Small business	20,280	21,077	2,936	19,933	694
Consumer	26,758	32,175	1,791	27,152	624
Residential	89,515	110,038	12,034	84,496	167
Total	$493,353	644,175	89,597	488,605	4,084

Impaired loans without specific valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate were equal to or greater than the carrying value of the loans, or were collectively measured for impairment.

BBX Capital monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of December 31, 2012  were  $149.0 million of collateral dependent loans, of which $146.4 million were measured for impairment using current appraisals and $3.6 million were measured by adjusting appraisals, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. An appraised value with respect to one loan which did not have current appraisals were adjusted down by an aggregate amount of $750,000 from $4.75 million to $4.7 million based on changes in market conditions.

BBX Capital had commitments to lend $75,000 of additional funds on impaired loans as of December 31, 2012.

Credit Quality Information

Management of BBX Capital monitors delinquency trends, net charge-off levels,  levels of impaired loans, current loan to value, credit scores and general economic conditions nationwide and in Florida in an effort to assess loan credit quality. BBX Capital uses a risk grading matrix to monitor credit quality for commercial and small business loans.  Risk grades were assigned to each commercial and small business loan upon origination.  The risk grades are monitored subsequent to origination and BBX Capital assigns risk grades on a scale of 1 to 13.  A general description of the risk grades is as follows:

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

The following table presents risk grades for commercial and small business loans including loans held for sale as of December 31, 2012 (in thousands):

	Commercial			Owner Occupied	Other	Small	Small
	Non	Commercial	Commercial	Commercial	Commercial	Business	Business
	Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate
Grade:
Grades 1 to 7	$27	-	-	5,185	33,285	-	193
Grade 10	5,655	1,587	-	-	21,046	1,363	1,723
Grade 11	6,324	64,787	3,505	3,411	87,206	11,942	3,562
Total	$12,006	66,374	3,505	8,596	141,537	13,305	5,478

The following table presents risk grades for commercial and small business loans including loans held for sale as of  December 31, 2011 (in thousands):

	Commercial			Owner Occupied	Other	Small	Small
	Non	Commercial	Commercial	Commercial	Commercial	Business	Business
	Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate
Risk Grade:
Grades 1 to 7	$71,798	16,085	18,752	82,251	250,238	157,237	85,942
Grade 10	6,021	1,375	-	-	50,208	2,837	4,306
Grade 11	40,326	91,307	14,838	5,890	184,261	24,845	9,477
Total	$118,145	108,767	33,590	88,141	484,707	184,919	99,725

BBX Capital monitors the credit quality of residential loans based on loan-to-value ratios of the underlying collateral.  Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of BBX Capital’s residential loans were as follows (in thousands):

	As of December 31, 2012 (1)		As of December 31, 2011 (2)
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
Ratios not available (3)	$-	-	124,868	304,372
<=60%	413	6,762	20,314	68,817
60.1% - 70%	945	1,922	10,316	30,033
70.1% - 80%	1,082	4,044	24,784	32,271
80.1% - 90%	1,584	5,300	27,622	27,523
>90.1%	13,774	18,971	174,515	108,224
Total	$17,798	36,999	382,419	571,240

(1)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the fourth quarter of 2012 based on broker price opinions.
(2)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.
(3)

Ratios not available consisted of property not found in the automated valuation database, and $78.8 million as of December 31, 2011, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

BBX Capital monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan–to-value ratios at origination. BBX Capital’s experience indicates that default rates are significantly lower with loans that have lower loan-to-value ratios at origination.

The loan-to-value ratios at loan origination of BBX Capital’s consumer loans secured by real estate were as follows (in thousands):

	Consumer Home Equity
	December 31,	December 31,
Loan-to-value ratios	2012	2011
<=70%	$8,988	334,050
70.1% - 80%	3,497	97,516
80.1% - 90%	2,916	62,674
90.1% -100%	1,067	40,327
>100%	439	11,341
Total	$16,907	545,908

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payments until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans involved changing monthly payments from interest and principal payments to interest only payments or deferring monthly loan payments until the loan maturity date.  Commercial real estate and non-real estate loan concessions were primarily interest rate reductions to below market interest rates based on the risk profile of the loan and extensions of maturity dates.  Residential and small business loan concessions primarily involved reductions of monthly payments by extending the amortization period and/or deferring monthly payments.

There was no financial statement effect of consumer and residential troubled debt restructured loans as the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, in place of the general allowance for those loans that had not already been placed on nonaccrual status. There was an impact to the allowance for loan losses as a result of the concessions made, which generally results from the expectation of future cash flows over an extended period.

Troubled debt restructurings during the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	For the Years Ended
	December 31, 2012		December 31, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-	9	$8,225
Commercial real estate:
Residential	-	-	6	30,801
Land	-	-	-	-
Owner occupied	-	-	1	688
Other	-	-	9	52,267
Small business:
Real estate	2	342	5	1,905
Non-real estate	2	296	-	-
Consumer	1	47	10	742
Residential:
Residential-interest only	-	-	1	549
Residential-amortizing	1	62	22	3,567
Total Troubled Debt Restructured	6	$747	63	$98,744

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and 2010 and experienced a payment default during the years ended December 31, 2012 and 2011 (dollars in thousands).

	For the Years Ended
	December 31, 2012		December 31, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-	3	$2,209
Commercial real estate:
Residential	4	5,465	2	6,880
Land	-	-	3	5,451
Owner occupied	-	-	3	1,475
Other	2	21,912	3	11,904
Small business:
Real estate	-	-	4	981
Non-real estate	-	-	-	-
Consumer	-	-	7	527
Residential:
Residential-interest only			1	547
Residential-amortizing	9	627	6	1,115
Total Troubled Debt Restructured	15	$28,004	32	$31,089

Non-performing assets consist of non-accrual tax certificates, and real estate owned.  Non-accrual loans are loans for which interest recognition has been suspended because of doubts regarding the borrower’s ability to repay principal or interest.  Non-accrual tax certificates are tax deeds or certificates in which interest recognition has been suspended due to the aging of the certificate deed.

Non-performing assets (in thousands):

	As of December 31,
	2012	2011	2010
Non-accrual - tax certificates	$6,391	3,094	3,636
Non-accrual – loans
Residential	44,622	85,855	86,538
Commercial real estate and business	149,278	233,293	273,930
Small business	2,845	12,016	10,879
Consumer	7,859	14,134	14,120
Total non-accrual loans (1)	204,604	345,298	385,467
Real estate owned	82,161	87,174	74,488
Other repossessed assets	-	-	-
Total non-performing assets	$293,156	435,566	463,591

(1)	Included in non-accrual loans at December 31, 2012, 2011 and 2010 were $102.6 million, $124.8 million and $145.3 million, respectively, of troubled debt restructured loans.

Accruing impaired loans (in thousands):

	As of December 31,
	2012	2011	2010
Performing impaired loans	$-	-	11,880
Loans 90 days past due and still accruing	-	80	-
Troubled debt restructured	48,400	116,954	96,006
Total accruing impaired loans	$48,400	117,034	107,886

Performing impaired loans represent loans where BBX Capital anticipates collecting all of the principal and interest on the loans, but where the timing of the payments may not be in accordance with the contractual terms of the loan agreement.  Loans 90 days past due and still accruing are primarily loans that matured and are in the process of renewal, where the borrower continues to make payments under the matured loan agreement or the loan has collateral with a value sufficient in management’s judgment to prevent a loss to BBX Capital.  Troubled debt restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties.  Generally, the concessions made to borrowers experiencing financial difficulties include the reduction of the loan’s contractual interest rate, conversion of amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan.

Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Real estate acquired in settlement of
loans and tax certificates:
Operating expenses, net	$897	1,274	1,098
Impairment of REO	9,078	11,841	5,303
Net (gains) losses on sales	(788)	(2,126)	2,959
Net real estate owned losses	$9,187	10,989	9,360

9.    Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable (in thousands):

	December 31,
	2012	2011
Notes receivable, gross	$565,220	619,599
Purchase accounting adjustments	(14,736)	(28,503)
Notes receivable, net of purchase accounting adjustments	550,484	591,096
Allowance for loan losses	(63,374)	(73,260)
Notes receivable, net	$487,110	517,836

As previously disclosed, the table above includes notes receivable deemed to be acquired by BFC in connection with our November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock giving us a controlling interest in Bluegreen.  In accordance with applicable accounting guidance “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company elected to recognize interest income on these notes receivable using the expected cash flows method. The Company treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference is not affected and the difference between actual prepayments and expected prepayments shall not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of December 31, 2012 and 2011, the outstanding contractual unpaid principal balance of the acquired notes was $150.1 million and $196.3 million, respectively. As of December 31, 2012 and 2011, the carrying amount of the acquired notes was $135.4 million and $167.8 million, respectively.

The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at December 31, 2012 and 2011. The following is a reconciliation of accretable yield as of December 31, 2012 and 2011 (in thousands):

Accretable Yield	December 31,
	2012	2011
Balance, beginning of year	$74,526	85,906
Accretion	(22,168)	(25,237)
Reclassification from nonaccretable yield	1,812	13,857
Balance, end of year	$54,170	74,526

All of Bluegreen’s VOI notes receivable bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.6%,  15.4% and 15.3% at December 31, 2012, 2011 and 2010, respectively. The majority of Bluegreen’s notes receivable secured by home sites bear interest at variable rates. The weighted-average interest rate charged on notes receivable secured by home sites was 7.7%,  7.8% and 7.8% at December 31, 2012, 2011 and 2010, respectively.

Bluegreen’s VOI notes receivable are generally secured by properties located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen’s homesite notes receivables are secured by homesites in Georgia, Texas, and Virginia.

As of December 31, 2012 and 2011, $12.1 million and $20.9 million, respectively, of the VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.

Future contractual principal payments on Bluegreen’s notes receivables during each of the five years subsequent to December 31, 2012 and thereafter are set forth below (in thousands):

As of December 31, 2012
2013	$80,528
2014	81,604
2015	84,934
2016	84,021
2017	76,346
Thereafter	157,787
565,220
Allowance for loan losses	(63,374)
Notes receivable, net of allowance	501,846
Purchase accounting adjustments	(14,736)
Total	$487,110

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

The table below sets forth the activity in the allowance for loan losses (including homesite notes receivable) as follows (in thousands):

	December 31,
	2012	2011
Balance, beginning of year	$73,260	93,398
Provision for loan losses	25,102	23,686
Write-offs of uncollectible receivables	(34,988)	(43,824)
Balance, end of year	$63,374	73,260

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Current	$534,080	576,063
31-60 days	7,843	9,038
61-90 days	6,181	7,836
Over 91 days (1)	12,124	20,861
Purchase accounting adjustments	(14,736)	(28,503)
Total	$545,492	585,295

Includes $5.5 million and $12.1 million as of December 31, 2012 and 2011, respectively, related to VOI transactions that, as of the applicable date, had been foreclosed but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payables.  These VOI notes receivable have been reflected in the allowance for loan loss.

10.    Variable Interest Entities

Bluegreen

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction entered into in 2010 which was guaranteed by Bluegreen. These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third-parties.  In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable.

With each securitization, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payment received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent that portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rate or loan loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of December 31, 2012, Bluegreen was in compliance with all applicable terms and no trigger events had occurred.

In accordance with applicable guidance for the consolidation of variable interest entities, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a variable interest entity. Bluegreen’s analysis includes both quantitative and qualitative reviews. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and it bases its qualitative analysis on the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. Bluegreen also uses qualitative analysis to determine if it must consolidate a variable interest entity as the primary beneficiary.  In accordance with applicable accounting guidance currently in effect, Bluegreen has determined these securitization entities to be VIEs and consolidates the entities into its financial statements as it is the primary beneficiary of the entities.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute, a limited amount of defaulted mortgage notes for new notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes during the years ended December 31, 2012, 2011 and 2010 were $11.2 million, $22.4 million and $37.6 million, respectively. Bluegreen’s maximum exposure to loss relating to their non-recourse securitization entities is the difference between the outstanding vacation ownership notes receivable and the notes payable, plus cash reserves and any residual interest in future cash flows from collateral.

Below is the information related to the assets and liabilities of the Bluegreen VIEs included on the consolidated statements of financial condition (in thousands):

	As of December 31,
	2012	2011
Restricted cash	$38,399	38,913
Securitized notes receivable, net	354,939	375,904
Receivable backed notes payable	366,285	385,140

The restricted cash and the securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

BBX Capital

In connection with the sale of BankAtlantic to BB&T as discussed in Note 1, BBX Capital retained a 5% preferred membership interest in FAR as well as 100% of the common interest in FAR.  This interest is considered a variable interest as BBX Capital’s ownership interest in FAR entitles BBX Capital to 5% of the cash flows of FAR, net of expenses and the priority return discussed below, until BB&T has recovered $285 million in preference amount plus a priority return of LIBOR + 2.0% per annum on any unpaid preference amount, and the right to all residual cash flows from FAR thereafter.    CAM also services approximately $40 million of FAR commercial loans and has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s operating agreement.

BBX Capital analyzed FAR’s amended and restated limited liability agreement and determined that it was the primary beneficiary and therefore should consolidate FAR in its financial statements. This conclusion was based primarily on the determination that BBX Capital has the obligation to absorb losses and the rights to receive any appreciation of the assets of FAR through its rights to the residual cash flows of FAR and its obligations under the incremental $35 million guarantee to BB&T supporting the repayment of BB&T’s preferred interest in FAR.  Also contributing to BBX Capital’s determination that it was the primary beneficiary of FAR was its ability to direct the activities  relating to the commercial loans that it services, its ability to purchase certain commercial loans  and its right of first refusal in connection with the disposition of certain commercial loans.

BB&T’s preferred equity interest in FAR only entitles it to a  $285 million preference amount plus the related priority return.  Based on the amended and restated limited liability agreement FAR is required to make quarterly distributions or more frequently as approved by FAR’s board of managers, of excess cash flows from its operations and the orderly disposition of its assets to redeem the preferred membership interests.  As such, the Class A units, which represent the preferred interest in FAR are considered mandatorily redeemable and are reflected as  debt obligations in BBX Capital’s Consolidated Statement of Financial Condition and the priority return is considered interest expense in BBX Capital’s Consolidated Statements of Operations.

The activities of FAR are governed by an amended and restated limited liability agreement which grants the Board of Managers decision-making authority over FAR.  The Board has four members, two members elected by BBX Capital and two members elected by BB&T.  The approval of an issue before the Board requires three of the members to approve the issue.  Members designated by BB&T must resign from the Board upon the redemption of its preferred interest in FAR.

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in BBX Capital’s consolidated statements of financial condition was as follows (in thousands):

December 31,
2012
Cash and due from banks	$6,615
Tax certificates	3,389
Loans held for sale	20,052
Loans receivable	242,506
Other real estate owned	21,997
Other assets	1,649
Total assets	$296,208
BB&T preferred interest in FAR	$196,877
Other liabilities	13,603
Total liabilities	$210,480

Until BB&T’s preference amount is repaid and BB&T receives the related priority return, the proceeds from the monetization of FAR’s assets are restricted to payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interest net of the payment of all expenses. FAR anticipates making quarterly distributions.  As such, BBX Capital will receive 5% of the net cash flows from the monetization of FAR’s assets net of expenses and the priority return.  BBX Capital anticipates that FAR will finance its activities through revenues from principal and interest payments received and monetization of its assets.

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $121 million as of December 31, 2012, consisting of $86 million of net assets plus the $35 million incremental guarantee.

11.     Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2012	2011

Completed VOI units	$189,812	218,281
Construction-in-progress	562	1,609
Real estate held for future development	83,632	82,953
Land and facilities held for sale	1,392	4,418
Subtotal	275,398	307,261
Purchase accounting adjustment	(78,649)	(93,936)
Total	$196,749	213,325

The Company’s inventory is primarily comprised of completed VOIs, VOIs under construction and land held for future vacation ownership development.   Bluegreen reviews real estate held for future resort development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. No impairment charges were recorded with respect to Bluegreen Resorts’ inventory during the year ended December 31, 2012 or 2011.

Interest capitalized to VOI inventory during the years ended December 31, 2012 and 2011 was insignificant. The interest expense reflected in our financial statements is net of capitalized interest.

Inventory also includes BBX Capital’s investment in land previously acquired for then-anticipated BankAtlantic branch expansion and office facilities that BBX Capital has committed to sell, which is stated at the lower of accumulated cost or estimated fair value less cost to sell.  BBX Capital retained these properties under the terms of the BB&T Transaction.

12.    Investment in Unconsolidated Affiliates

The consolidated statements of financial condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	As of December 31,
	2012	2011
Investments in joint ventures	$282	283
Investment in statutory business trusts	2,132	12,060
	$2,414	12,343

The consolidated statements of operations include the following amounts for equity (loss) earnings from unconsolidated affiliates (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Earnings (loss) from joint ventures	6	1,371	(2,045)
Earnings (loss) from statutory trusts	461	(115)	1,194
	$467	1,256	(851)

13.    Properties and equipment

Properties and equipment was comprised of (in thousands):

	As of December 31,
	2012	2011

Land, building, building improvements	$47,595	185,967
Leasehold improvements	7,191	30,268
Office equipment, furniture and fixtures	31,075	105,689
Transportation and equipment	1,419	1,299
	87,280	323,223
Accumulated Depreciation	(28,019)	(131,655)
Property and equipment, net	$59,261	191,568

As described in Note 5, properties and equipment relating to Bluegreen Communities and Cypress Creek Holdings have been reclassified as “assets held for sale” at December 31, 2011.

Included in selling, general and administrative expense in the Company’s consolidated statements of operations was approximately $6.7 million, $8.2 million and $9.8 million of depreciation expense for the years ended December 31, 2012, 2011 and 2010, respectively.

14.    Goodwill

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

There was no goodwill balance as of December 31, 2012.  Goodwill of $12.2 million (net of purchase accounting adjustments of $0.9 million) included in the Company’s Consolidated Statement of Financial Condition as of December 31, 2011 was associated with BankAtlantic’s capital services reporting unit, which was transferred to BB&T in the BankAtlantic Sale.  Goodwill was tested for impairment on September 30, 2011 (the annual testing date) and was determined not to be impaired as the estimated fair value of BankAtlantic’s capital services reporting unit at that date exceeded the estimated fair value of the underlying assets by $30.1 million.

15.    Deposits

There are no outstanding deposits at December 31, 2012 as all deposits were at BankAtlantic and assumed by BB&T in connection with the BankAtlantic Sale.  The weighted average nominal interest rate payable on deposit accounts at December 31, 2011 was 0.41%.  The stated rates and balances on deposits were (dollars in thousands):

	As of December 31, 2011
	Amount	Percent
Interest free checking	$846,636	25.81%
Insured money fund savings
0.71% at December 31, 2011	523,575	15.96%
NOW accounts
0.36% at December 31, 2011	1,130,569	34.47%
Savings accounts
0.15% at December 31, 2011	414,906	12.65%
Total non-certificate accounts	2,915,686	88.90%
Certificate accounts:
Less than 2.00%	314,808	9.60%
2.01% to 3.00%	37,308	1.14%
3.01% to 4.00%	5,108	0.15%
4.01% to 5.00%	6,942	0.21%
Total certificate accounts	364,166	11.10%
Total deposit accounts	$3,279,852	100.00%

Interest expense by deposit category included in discontinued operations was (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Money fund savings and NOW accounts	$5,023	7,310	9,287
Savings accounts	341	910	1,112
Certificate accounts	1,743	6,516	12,295
Less early withdrawal penalty	(47)	(124)	(183)
Total	$7,060	14,612	22,511

Included in deposits at December 31, 2011 was (in thousands):

As of December 31,
2011
Brokered deposits	$752
Public deposits	29,196
Total institutional deposits	$29,948

Included in the Company’s Consolidated Statement of Operations in discontinued operations during the year ended December 31, 2011 are prepayment penalties of $1.1 million related to the repayment of $85 million of institutional certificate of deposit accounts.  See also the prepayment penalties described in Note 16 below incurred during the years ended December 31, 2011 and 2010 in connection with the repayment during those years of FHLB advances.

16.    Advances from Federal Home Loan Bank

There were no FHLB advances outstanding during the year ended December 31, 2012.  At December 31, 2011, BankAtlantic had no FHLB advances outstanding.  The average balance and average interest rate of FHLB advances outstanding during the year ended December 31, 2011 was $43.9 million and 0.35%, respectively.

During the years ended December 31, 2011 and 2010, BankAtlantic incurred prepayment penalties of $20,000 and $53,000 upon the repayment of $40 million and $2 million of FHLB advances, respectively.  The prepayment penalties are included in discontinued operations in the Company’s Consolidated Statement of Operations for the years ended December 31, 2011 and 2010.  There were no prepayment penalties incurred during the year ended December 31, 2012.

17.    Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent transactions where BankAtlantic sold a portion of its investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and agreed to repurchase the same assets at a specified future date. BankAtlantic issued repurchase agreements to its customers. During the year ended December 31, 2011, BankAtlantic discontinued its customer repurchase agreement product.  These transactions were collateralized by securities available for sale. BankAtlantic’s customer repurchase agreements were not insured by the Federal Deposit Insurance Corporation (“FDIC”).  There were no customer repurchase agreements outstanding as of December 31, 2011.

The following table provides information on BankAtlantic’s agreements to repurchase (dollars in thousands):

		2011	2010
Maximum borrowing at any month-end within the period		$18,445	31,101
Average borrowing during the period		$6,849	22,009
Average interest cost during the period	%	0.13	0.12
Average interest cost at end of the period	%	-	0.13

18.    Other Short-Term Borrowings

During the years ended December 31, 2011 and 2012, BankAtlantic participated in the Treasury Tax and Loan Program (“TTL”) with the Department of Treasury (the “Treasury”) and the discount window with the Federal Reserve Bank. Under the TTL, the Treasury, at its option, could invest up to $2.2 million with BankAtlantic at the federal funds rate less 0.25%.  At December 31, 2011, BankAtlantic had pledged $36.8 million of agency securities available for sale as collateral for the Federal Reserve discount window.  BankAtlantic had no borrowings outstanding under the TTL or the Federal Reserve Bank discount window as of December 31, 2011.

The following table provides information on TTL borrowings (dollars in thousands):

		As of December 31,
		2011	2010
Ending balance		$-	1,240
Maximum outstanding at any month end
within period		$1,367	2,646
Average amount outstanding during period		$1,109	2,011
Average cost during period	%	-	0.02

19.     Debt

Contractual minimum principal payments of debt outstanding at December 31, 2012 are as follows (in thousands):

	Notes and	Recourse	Non-recourse	Junior
	Mortgage Notes Payable	Receivable Backed	Receivable Backed	Subordinated
	and Lines of Credit	Notes Payable	Notes Payable	Debentures	Total
2013	$6,501	-	-	-	6,501
2014	2,682	-	-	-	2,682
2015	10,995	3,331	6,292	-	20,618
2016	551	30,738	-	-	31,289
2017	3,056	3,331	-	-	6,387
Thereafter	9,271	52,240	349,723	195,879	607,113
	33,056	89,640	356,015	195,879	674,590
Purchase Accounting	(222)	(284)	-	(51,048)	(51,554)
	$32,834	89,356	356,015	144,831	623,036

The minimum contractual payments set forth in the table above may differ from actual payments due to timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth the balances of Bluegreen and BBX Capital’s respective lines-of-credit and notes payable facilities as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31, 2012			As of December 31, 2011
			Carrying			Carrying
	Debt	Interest	Amount of	Debt	Interest	Amount of
	Balance	Rate	Pledged Assets	Balance	Rate	Pledged Assets
Bluegreen:
RFA AD&C Facility	$-	-	-	21,619	4.80%	70,640
H4BG Communities Facility	-	-	-	23,889	8.00%	21,373
Wells Fargo Term Loan	-	-	-	19,858	7.17%	98,034
Foundation Capital	9,351	8.00%	14,048	12,860	8.00%	15,437
Capital Source Term Loan	4,870	7.50%	11,162	-	-	-
Textron AD&C Facility	2,828	4.75%	9,654	3,866	4.75%	9,653
Fifth Third Bank Note	2,701	3.21%	4,357	2,909	3.30%	4,518
Other	1,801	5.0-6.0%	4,441	1,816	5.00 - 6.88%	1,705
	21,551		43,662	86,817		221,360
Less purchase accounting adjustments	(222)		-	(284)		-
Total Bluegreen	21,329		43,662	86,533		221,360

BBX Capital:
Promissory note (1)	8,512	Prime + 1.0%	19,570	-		-
Commercial real estate note	1,789	8.00%	3,159	-		-
Subordinated debentures (2)	-		-	22,000	LIBOR + 3.45%	-
Total BBX Capital	10,301		22,729	22,000		-

Total Notes Payable	$31,630		66,391	108,533		221,360

(1)	The promissory note bears interest at Prime Rate (as published in the Wall Street Journal) plus 1.00% .
(2)	The subordinated debentures were assumed by BB&T upon the acquisition of BankAtlantic in the BankAtlantic Sale.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund operations.

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of Bluegreen’s resorts. On March 30, 2012, the facility was amended to extend the maturity date from June 30, 2012 to December 31, 2012 and changed the interest rate from LIBOR plus 4.5% to a fixed rate of 10%. The outstanding balance under this facility was repaid in full during 2012.

H4BG Communities Facility. The H4BG Communities Facility was secured by the homesites (and personal property related thereto) and golf courses at several Bluegreen Communities projects. Pursuant to the terms of the facility, the outstanding balance of the H4BG facility accelerated and was repaid in full, along with a $2.0 million deferred fee, in May 2012 in connection with the sale of Bluegreen Communities.

Wells Fargo Term Loan.  In February 2012, the facility was amended to extend the maturity date to June 30, 2012. In May 2012, Bluegreen repaid the then outstanding balance in full.

Foundation Capital. In 2010, in two separate transactions, Bluegreen acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc (“Foundation Capital”), with both notes totaling $13.2 million. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%.  Repayments of the notes are based upon release payments from sales of VOIs located on the underlying properties, that serve as collateral for the notes payable, subject to minimum payments stipulated in the agreements. During 2012 Bluegreen repaid $3.5 million of the outstanding balance

CapitalSource Term Loan. In November 2012, Bluegreen entered into a $5.0 million non-revolving term loan with CapitalSource Bank secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort (the “CapitalSource Term Loan”). The CapitalSource Term Loan bears interest at a rate equal to the sum of the 30-day LIBOR plus 6.75%, subject to a LIBOR floor of 0.75% (7.50% as of December 31, 2012), and matures in November 2015. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Bluegreen Odyssey Dells Resort that serve as collateral for the CapitalSource Term Loan, subject to mandatory principal reductions pursuant to the terms of the agreement. The CapitalSource Term Loan is cross-collateralized with the CapitalSource Facility described below under “Receivable-Backed Notes Payable”. During 2012 Bluegreen repaid $0.1 of this loan.

Textron AD&C Facility. Bluegreen has a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”) which was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.50% (4.75% as of December 31, 2012) and is due monthly.  The advance period under the Textron AD&C Facility has expired.

The outstanding balance under the Textron AD&C facility as December 31, 2012 relates solely to the sub-loan used for the acquisition of Bluegreen’s Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.  Bluegreen repaid $1.0 million of the outstanding balance under this facility during 2012 and repaid the remainder of the outstanding balance in January 2013.

Fifth Third Bank Note Payable.  Bluegreen has an outstanding note payable with Fifth Third Bank, which was used to finance a past acquisition of real estate.  Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023.  The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.21% as of December 31, 2012).  During 2012, Bluegreen repaid $0.2 million under this note

2013 Notes Issuance.  On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “Notes”) in a private financing arranged by BB&T Capital Markets.  The Notes are secured by certain of Bluegreen’s assets, primarily the cash flows from the residual interests relating to Bluegreen’s term securitizations and VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.   Pursuant to the terms of the Notes, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort. Bluegreen many also pledge additional residual interest from its future term securitization, if any. The Notes initially bear interest at a fixed rate of 8.8% with a possible, one-time rate decrease to either 8.55% or 8.05% depending on a final rating that may be obtained from a rating agency at Bluegreen’s option by June 26, 2013.  The Notes mature in March 2020 with certain required amortization during the seven-year term.  The terms of the Notes include certain covenants and events of default which Bluegreen considers to be customary for transactions of this type.  The proceeds from the Notes are expected to be used to fund a portion of the merger consideration related to Bluegreen’s currently contemplated merger with BFC.

BBX Capital

Effective December 31, 2012, CAM acquired a third party’s 32.2% participant’s interest in a non-performing commercial real estate loan held by CAM for a $9.0 million payable pursuant to a promissory note. The note had an effective date of December 31, 2012, matures on February 1, 2020.  The note bears interest at the Prime Rate ( as published in the Wall Street Journal) plus 1.00% per annum is payable monthly.  The note is payable interest only for the first year and commencing on January 1, 2014 and continuing each succeeding month, CAM is required to make a $27,000 monthly principal payment.  The note will be secured by a mortgage on the property collateralizing the commercial real estate loan once foreclosure of the collateral is finalized.  The note may be prepaid in whole or in part without a prepayment fee.  BBX Capital entered into a $4.5 million unconditional limited guaranty to further support the repayment of the note.  The note was recorded at a $0.5 million premium as the fair value of the participant’s interest in the collateral had a fair value less cost to sell of $8.5 million.  The non-performing commercial real estate loan had a recorded investment of $19.6 million at December 31, 2012.

CAM acquired a third party’s 50% participant’s interest in a real estate owned property for a $2.5 million payable pursuant to a note.  The note had an effective date of December 31, 2012, matures on December 31, 2017, and bears interest at a fixed rate of 8.00% per annum. The note is interest-only payable monthly until maturity.

The note may be prepaid in whole or in part without a prepayment fee.  The note was recorded at a $0.7 million premium as the fair value of the participant’s interest in the property had a fair value less cost to sell of $1.8 million.

Receivable-Backed Notes Payable

The table below sets forth the information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of December 31, 2012			As of December 31, 2011
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$-	-	-	49,742	6.50%	60,708
Liberty Bank Facility	29,754	6.00%	35,480	10,858	6.50%	13,367
GE Bluegreen/Big Cedar
Receivables Facility	7,517	1.96%	19,665	15,551	2.05%	24,512
Legacy Securitization (1)	11,436	12.00%	19,442	17,623	12.00%	25,899
NBA Receivables Facility	22,209	6.00-6.75%	27,655	16,758	6.75%	23,064
CapitalSource Facility	19,890	6.50%	26,886	-	-	-
RFA Receivables Facility	-	-	-	1,281	4.30%	2,866
Total before discount	90,806		129,128	111,813		150,416
Less unamortized discount on
Legacy Securitization	(1,166)		-	(1,797)		-
Total	89,640		129,128	110,016		150,416
Less purchase accounting adjustment	(284)		-	(1,232)		-
	$89,356		129,128	108,784		150,416

Non-recourse receivable-backed notes payable:
BB&T Purchase Facility	$-	-	-	28,810	4.75%	42,075
Quorum Purchase Facility	15,683	6.00-8.00%	18,596	7,508	8.00%	9,175
2012 Term Securitization	95,900	2.94%	105,061	-	-	-
GE 2004 Facility (2)	6,292	7.16%	7,151	8,144	7.16%	9,301
2004 Term Securitization (2)	-	-	-	11,307	5.27%	11,693
2005 Term Securitization (2)	26,749	5.98%	28,984	39,591	5.98%	44,277
GE 2006 Facility (2)	33,287	7.35%	37,560	41,275	7.35%	47,015
2006 Term Securitization (2)	29,515	6.16%	31,825	40,194	6.16%	44,128
2007 Term Securitization (2)	59,701	7.32%	66,654	78,062	7.32%	89,502
2008 Term Securitization (2)	22,830	7.88%	25,758	30,148	7.88%	34,699
2010 Term Securitization (2)	66,058	5.54%	79,418	84,275	5.54%	102,014
Total	$356,015		401,007	369,314		433,879
Total receivable-backed debt	$445,371		530,135	478,098		584,295

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.
(2)	These receivable-backed notes payable are included in the Other Receivable-Backed Notes Payable section below.

Significant changes related to our receivable-backed notes payable facilities during the year ended December 31, 2012 include:

2008 Liberty Bank Facility. Bluegreen had a timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). This facility was repaid in full during September 2012 in connection with the 2012 Term Securitization described below.

Liberty Bank Facility.  Since 2008, Bluegreen has maintained a timeshare receivables hypothecation facility with Liberty Bank, (the “Liberty Bank Facility”).

In December 2012, the Liberty Bank Facility was amended to reflect a maximum outstanding borrowing amount of $50.0 million and provide for an 85% advance on eligible receivables pledged under the facility through March 2015, subject to customary terms and conditions.  The amendment also extended the maturity date to March 2018.  Principal repayments and interest is paid as cash is collected on the pledged receivables, with the remaining balance maturing in March 2018.  The amended facility bears interest at the Prime Rate (as published in the Wall Street Journal) plus 2.25%, subject to an interest rate floor of 6.5%; however, the interest rate permanently decreases to the Prime Rate plus 2.0%, subject to an interest rate floor of 6.0%, upon the outstanding principal balance of the facility reaching or exceeding $30.0 million.

During 2012, Bluegreen pledged $29.4 million of VOI notes receivable to this facility and received cash proceeds of $21.6 million.  In addition, Bluegreen received cash proceeds of $1.9 million in order to adjust its outstanding balance to be consistent with previously pledged collateral. Bluegreen also repaid $4.6 million on the facility.

The GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”), which is guaranteed by  Bluegreen Corporation.  The advance period under this facility has expired and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (1.96% as of December 31, 2012).  During 2012, Bluegreen repaid $8.0 million on this facility.

Legacy Securitization. In September 2010, Bluegreen completed a securitization transaction of its lowest FICO®-score loans, substantially all of which were generated prior to December 15, 2008, the date that Bluegreen implemented its FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, $27.0 million of notes payable were issued which were secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. While ownership of the timeshare receivables included in the Legacy Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

Bluegreen guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During 2012 Bluegreen repaid $6.2 million on this facility.

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has a timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). In October 2012, the NBA Receivable Facility was amended to provide for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2014 to be secured by eligible timeshare receivables from Bluegreen/Big Cedar Joint Venture.  Under the amended facility, advances made subsequent to the date of the amendment are subject to an advance rate of 85% and other than the one-time advances described below which were made during December 2012, bear interest at the 30-day LIBOR plus 4.5% per annum subject to a floor of 6.0%. Certain future advances are also subject to a 1.5% loan fee.  The outstanding balance prior to the amendment bears interest at the 30-day LIBOR plus 5.25% subject to a floor of 6.75%.   In December 2012, the Bluegreen/Big Cedar Joint venture received a one-time receivables advance at an advance rate of 85%, and an availability advance, which bears interest at the 30-day LIBOR plus 3.5% subject to a floor of 4.5%.  As of December 31, 2012, $10.6 million of the outstanding balance bears interest at 6.75% pursuant to the terms of the original agreement and $11.6 million of the outstanding balances relates to the one-time advances described above bears interest at 4.5%..  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  All amounts will mature and be due on April 10, 2020 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility.

During 2012, Bluegreen pledged $9.8 million of VOI notes receivable to this facility and received cash proceeds of $8.3 million. In addition, Bluegreen received cash proceeds of $3.3 million in order to adjust its outstanding balance to the specified percentage as provided in the NBA Receivables Facility as amended.  Bluegreen also repaid $6.2 million on this facility.

CapitalSource Facility. In September 2011, Bluegreen entered into a $30.0 million revolving timeshare receivables hypothecation facility (“the CapitalSource Facility”) with CapitalSource Bank. In November 2012, the CapitalSource Facility was amended to increase the aggregate borrowings to $35.0 million less the amount outstanding on the CapitalSource Term Loan, see below. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 80% advance rate.  The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate.  Principal repayments and interest rate are to be paid as cash is collected on the pledged receivables subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016.  The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75% subject to a LIBOR floor of 0.75% (6.50% as of December 31, 2012).  The CapitalSource Facility is cross collateralized with The CapitalSource Term Loan.

During 2012, Bluegreen pledged $30.5 million of VOI notes receivable to this facility and received cash proceeds of $23.3 million. In addition, Bluegreen received cash proceeds of $1.1 million in order to adjust its outstanding balance to be consistent with previously pledged collateral. Bluegreen also repaid $4.5 million on the facility.

RFA Receivables Facility. We had an outstanding receivables facility with RFA (the “RFA Receivables Facility”) with a scheduled maturity date of February 2015.  The outstanding balance under this facility was repaid in full during 2012.

BB&T Purchase Facility. Since 2004, Bluegreen has maintained a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”).  On December 24, 2012, the BB&T Purchase Facility was amended to provide for maximum outstanding borrowings of $40.0 million, on a revolving basis, secured by Bluegreen’s timeshare receivables at an advance rate of 67.5% through December 17, 2013, subject to terms of the facility, eligible collateral and customary terms and conditions. The amendment also extended the maturity date of the BB&T Purchase Facility until thirty-six months after the revolving advance period has expired (the “Term-Out Period”), or earlier under certain circumstances set forth in  the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period will be the LIBOR rate plus 3.5%.  During the Term-Out Period, the interest rate will increase to the  LIBOR rate plus 5.5%. In each case, the LIBOR rate is subject to a floor of 0.75%.

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

Bluegreen repaid all outstanding borrowings under this facility in connection with the 2012 Term Securitization described below and as of December 31, 2012, Bluegreen had no outstanding borrowings under this facility.

Quorum Purchase Facility. On December 22, 2010, Bluegreen entered into a timeshare note receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”).  Pursuant to the terms of the facility and subject to certain conditions precedent, Quorum agreed to purchase eligible timeshare receivables from Bluegreen or certain of its subsidiaries up to an aggregate of $20.0 million purchase price through December 22, 2011.  The facility also contemplated for Quorum to have the ability to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the inititial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. The terms of the Quorum Puchase Facility reflected an 80% advance rate and a program fee rate of 8% per annum. Eligibility requirements for receivables sold included, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale.  In March 2012, Bluegreen amended and expanded the Quorum Purchase Facility. Pursuant to the terms of the amendment and  subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2013 eligible timeshare receivables from Bluegreen or certain of its subsidiaries in an amount of up to an aggregate $25.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate with respect to any future advances. The March 2012 amendment also provided for a program fee rate of 6.5% per annum with respect to any future advances. During September 2012, the facility was further amended to decrease the program fee rate with respect to advances subsequent to the date of such amendment to 6.0% per annum.  As of December 31, 2012, $5.9 million of the outstanding balance bears interest at a fixed rate of 8.0%, $4.6 million of the outstanding balance bears interest at a fixed rate of 6.5%, and $5.2 million of the outstanding balance bears interest at a fixed rate of 6.0%. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payments of fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings.  Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on Bluegreen’s balance sheet.   The Quorum Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.

During 2012, Bluegreen pledged $12.8 million of VOI notes receivable to this facility and received cash proceeds of $10.6 million.  Bluegreen also repaid $2.5 million on the facility.

In March 2013, Bluegreen amended and expanded the Quorum Purchase Facility. Pursuant to the terms of the amendment and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2014 eligible timeshare receivables from Bluegreen or certain of its subsidiaries in an amount of up to an aggregate $30.0 million purchase price.  The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, with respect to any future advances. Quorum will be paid a program fee rate of 5.5% per annum.

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

The amount of the timeshare receivables sold was approximately $111.7 million.. Approximately $78.0 million of the $100.0 million of gross proceeds were used to repay in full both the BB&T Purchase Facility and the 2008 Liberty Bank Facility, as described above, as well as to capitalize a reserve fund and pay fees and expenses associated with the transaction.

While ownership of the timeshare receivables included in the 2012 Term Securitization was transferred and sold for legal purposes, the transfer of these timeshare receivables was accounted for as a secured borrowing for financial accounting purposes.

During 2012, Bluegreen repaid $4.1 million on this facility.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, during 2012, Bluegreen repaid $88.6 million of its other receivable-backed notes payable, which included a full repayment of the 2004 Term Securitization.

Junior Subordinated Debentures

Junior subordinated debentures outstanding at December 31, 2012 and 2011 were as follows (in thousands):

		December 31,					Beginning
		2012	2011				Optional
	Issue	Outstanding	Outstanding	Interest		Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate (1)		Date	Date
Levitt Capital Trust I	03/15/2005	$23,196	23,196	LIBOR + 3.85%		03/01/2035	03/15/2010
Levitt Capital Trust II	05/04/2005	30,928	30,928	LIBOR + 3.80%		06/30/2035	06/30/2010
Levitt Capital Trust III	06/01/2006	15,464	15,464	LIBOR + 3.80%		06/30/2036	06/30/2011
Levitt Capital Trust IV	07/18/2006	15,464	15,464	LIBOR + 3.80%		09/30/2036	09/30/2011
Total Woodbridge		85,052	85,052

Bluegreen Statutory Trust I	03/15/2005	23,196	23,196	LIBOR +4.90%		03/30/2035	03/30/2010
Bluegreen Statutory Trust II	05/04/2005	25,774	25,774	LIBOR +4.85%		07/30/2035	07/30/2010
Bluegreen Statutory Trust III	05/10/2005	10,310	10,310	LIBOR +4.85%		07/30/2035	07/30/2010
Bluegreen Statutory Trust IV	04/24/2006	15,464	15,464	LIBOR +4.85%		06/30/2036	06/30/2011
Bluegreen Statutory Trust V	07/21/2006	15,464	15,464	LIBOR +4.85%		09/30/2036	09/30/2011
Bluegreen Statutory Trust VI	02/26/2007	20,619	20,619	LIBOR +4.80%		04/30/2037	04/30/2012
Total Bluegreen		110,827	110,827

BBX Capital Trust I(A)	06/26/2007	-	27,399	LIBOR + 1.45%		09/15/2037	09/15/2012
BBX Capital Trust II(A)	09/20/2007	-	5,488	LIBOR + 1.50%		12/15/2037	12/15/2012
BBX Capital Trust II	03/5/2002	-	73,473	8.50%		03/31/2032	03/31/2007
BBC Capital Trust III	06/26/2002	-	29,058	LIBOR + 3.45%		06/26/2032	06/26/2007
BBC Capital Trust IV	09/26/2002	-	29,014	LIBOR + 3.40%		09/26/2032	09/26/2007
BBC Capital Trust V	09/27/2002	-	11,606	LIBOR + 3.40%		09/30/2032	09/27/2007
BBC Capital Trust VI	12/10/2002	-	17,367	LIBOR + 3.35%		12/10/2032	12/10/2007
BBC Capital Trust VII	12/19/2002	-	28,884	LIBOR + 3.25%		12/26/2032	12/19/2007
BBC Capital Trust VIII	12/19/2002	-	17,194	LIBOR + 3.35%		01/7/2033	12/19/2007
BBC Capital Trust IX	12/19/2002	-	11,463	LIBOR + 3.35%		01/7/2033	12/19/2007
BBC Capital Trust X	03/26/2003	-	57,593	LIBOR + 3.15%		03/26/2033	03/26/2008
BBC Capital Trust XI	04/10/2003	-	11,429	LIBOR + 3.25%		04/24/2033	04/24/2008
BBC Capital Trust XII	03/27/2003	-	17,146	LIBOR + 3.25%		04/7/2033	04/7/2008
Total BBX Capital(2)		-	337,114
Purchase accounting		(51,048)	(55,677)		144,831
Total Junior Subordinated Debentures		$144,831	477,316

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

(2)

Included in the outstanding balances at December 31, 2011 was $42.9 million of deferred interest. Upon the consummation of the BB&T Transaction, the deferred interest was repaid by BBX Capital and all of BBX Capital’s junior subordinated debentures were assumed by BB&T.

These business trusts are variable interest entities in which Woodbridge, Bluegreen and BBX Capital are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these business trusts; instead, they  are accounted for under the equity method of accounting.

Woodbridge Junior Subordinated Debentures

Woodbridge formed four statutory business trusts which issued trust preferred securities to third parties and trust common securities to Woodbridge and used the proceeds to purchase an identical amount of junior subordinated debentures from Woodbridge. Interest on the junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at the floating rates specified in the above table until the corresponding scheduled maturity date. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable, in whole or in part, at Woodbridge’s option at any time.

Bluegreen Junior Subordinated Debentures

Bluegreen formed statutory business trusts, each of which issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in its junior subordinated debentures from Bluegreen.   The trusts are variable interest entities in which Bluegreen is not the primary beneficiary as defined by the accounting guidance for the consolidation of variable interest entities.   Accordingly, Bluegreen does not consolidate the operations of the trusts; instead, Bluegreen’s beneficial interests in the trusts are accounted for under the equity method of accounting.  Bluegreen’s maximum exposure to loss as a result of its involvement with the trusts is limited to the carrying amount of its equity method investment. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security.  The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at Bluegreen’s option at any time after five years from the issue date or sooner following certain specified events.  In addition, Bluegreen made an initial equity contribution to each trust in exchange for its common securities, all of which are owned by Bluegreen, and those proceeds were also used to by the applicable trust to purchase an identical amount of junior subordinated debentures from Bluegreen. The terms of each trust’s common securities are nearly identical to the trust preferred securities.

BBX Capital Junior Subordinated Debentures

All of BBX Capital Parent Company’s junior subordinated debentures were assumed by BB&T upon the consummation of the BB&T Transaction.  Under the terms of the BB&T Transaction, BBX Capital Parent Company paid to BB&T at closing $51.3 million, which amount represented the accrued interest on the TruPS through the closing.  BBX Capital presented the $51.3 million payment as Financing Activities in the Statement of Cash Flows for the nine months ended September 30, 2012.  However, while this payment to BB&T represented accrued interest on the TruPS, the payment was made to BB&T as part of the BB&T Transaction and was not paid to the TruPS holders.  Accordingly, this payment should have been presented in BBX Capital’s Statement of Cash Flows as Investing Activities.  This payment is presented in BBX Capital’s Statement of Cash Flows for the year ended December 31, 2012 as Investing Activities and will continue to be presented in this manner in future filings.

At December 31, 2011, $0.6 million of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and junior subordinated debentures were included in other assets in the BBX Capital Parent Company’s Consolidated Statements of Financial Condition.

BBX Capital Parent Company had formed thirteen statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities ("trust preferred securities") and investing the proceeds thereof in junior subordinated debentures of BBX Capital Parent Company.  The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to BBX Capital Parent Company to purchase junior subordinated debentures from BBX Capital Parent Company.    Interest on the junior subordinated debentures and distributions on the trust preferred securities were payable quarterly in arrears.  Distributions on the trust preferred securities were cumulative and based upon the liquidation value of the trust preferred security. BBX Capital Parent Company had the right, at any time, as long as there were no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures.  Beginning in February and March 2009, BBX Capital Parent Company notified the trustees of the junior subordinated debentures that it had elected to defer interest payments for the next regularly scheduled quarterly interest payment dates.  BBX Capital Parent Company continued to elect to defer interest payments for each subsequent quarterly interest payment date until the consummation of the BB&T Transaction in which the deferred interest of $51.3 million was paid-in-full.. During the deferral period, interest accrued on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and BBX Capital Parent Company continued to record the interest expense associated with the junior subordinated debentures.

20.    Income Taxes

The provision (benefit) for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Continuing operations:
Current:
Federal	$(139)	4,901	3,215
State	596	1,379	1,936
	459	6,280	5,151
Deferred:
Federal	11,119	2,725	9,057
State	4,649	(7,230)	(4,993)
	15,768	(4,505)	4,064
Provision (benefit) for income taxes	$16,225	1,775	9,215

The Company's actual provision (benefit) for income taxes from continuing operations differs from the expected Federal income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2012(1)		2011(1)		2010 (1)
Income tax provision (benefit)
at expected federal income
tax rate of 35%	$ 21,162	35.00%	$ (2,332)	35.00%	$ (47,412)	35.00%
Increase (decrease) resulting from:
Provision (benefit) for state taxes,
net of federal effect	2,428	4.02	(2,739)	41.11	(3,968)	2.93
Taxes related to subsidiaries not
consolidated for income
tax purposes	(4,821)	(7.97)	(3,373)	50.63	(3,144)	2.32
(Decrease) increase in valuation allowance	(4,414)	(7.30)	260	(3.90)	60,173	(44.42)
Consolidation of Levitt
and Sons for tax purposes	-	-	6,308	(94.69)	4,031	(2.98)
Other – net	1,870	3.09	3,651	(54.80)	(465)	0.34
Provision for income taxes	$ 16,225	26.84%	$ 1,775	(26.65)%	$ 9,215	(6.81)%

(1)	Expected tax is computed based upon income (loss) from continuing operations before noncontrolling interests.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	As of December 31,
	2012	2011	2010
Deferred tax assets:
Allowance for loan losses, REO, tax certificate losses and
write-downs for financial statement purposes	$44,044	73,334	82,076
Federal and State NOL and tax credit carryforward	323,660	389,892	394,100
Capital loss carryforward	766	2,978	2,978
Real estate inventory capitalized costs for tax purposes in
excess of amounts capitalized for financial statement purposes	-	4,931	4,979
Real estate valuation	37,300	82,176	90,936
Accumulated other comprehensive loss, net	-	6,177	1,278
Share based compensation	9,947	8,320	10,862
Income recognized for tax purposes and deferred
for financial statement purposes	103	11,225	6,845
Investment in securities	(62)	71	820
Investment in unconsolidated affiliates	828	828	828
Property and equipment	3,829	6,378	5,081
Purchase accounting adjustments for bank acquisitions	-	962	507
Other	4,698	9,572	17,176
Total gross deferred tax assets	425,113	596,844	618,466
Valuation allowance	(274,861)	(388,350)	(384,818)
Total deferred tax assets	150,252	208,494	233,648
Deferred tax liabilities:
Installment sales treatment of notes	163,414	182,120	213,153
Intangible assets	23,668	24,200	24,593
Junior subordinate notes	20,341	21,654	21,869
Deferred loan income	-	1,720	1,674
Prepaid pension expense	-	4,617	1,630
Other	-	12	576
Total gross deferred tax liabilities	207,423	234,323	263,495
Net deferred tax liability	(57,171)	(25,829)	(29,847)
Less net deferred tax liability at beginning of period	25,829	29,847	26,389
Adoption of ASU 2009-16 and 17	-	-	1,781
Net change in deferred tax assets
attributable to capital transactions	-	333	-
Reduction in deferred tax valuation allowance
for continuing operations	(4,087)	-	1,311
Benefit (provision) for deferred income taxes	(35,429)	4,351	(366)
Less: Provision (benefit) for deferred income
taxes - discontinued operations	19,661	154	(3,698)
Benefit (provision) for deferred income
taxes - continuing operations	$(15,768)	4,505	(4,064)

See Note 1 for further information regarding changes related to the deferred tax liability for prior periods.

Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$388,350	384,818	318,306
Increase in deferred tax valuation allowance	(4,414)	260	60,173
Increase in deferred tax valuation
allowance-discontinued operations	(102,388)	1,841	6,093
Other comprehensive income (loss)	(6,687)	2,971	841
Deconsolidation of subsidiary	-	(3,467)	-
Increase in deferred tax allowance – paid-in capital	-	1,927	(595)
Balance, end of period	$274,861	388,350	384,818

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income.  However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories.  In such instances, income from other categories must offset the current loss from operations, with the tax benefit of such offset reflected in continuing operations. In 2010, BFC reduced its deferred tax valuation allowance from continuing operations by $1.3 million to reflect the future taxable income associated with BFC’s unrealized gains in accumulated other comprehensive income. In 2009, the Company reduced its deferred tax valuation allowance from continuing operations by $2.8 million, of which approximately $2.3 million was attributed to BBX Capital and the balance was attributed to BFC, to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.  As both BFC and BBX Capital each sold securities in 2012, this allocation between continuing operations and other comprehensive income was reversed.

BFC and its subsidiaries evaluate their deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers net operating loss (“NOL”) carry-back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluations, the deferred tax valuation allowances decreased by $4.4 million for the year ended December 31, 2012, and increased by $0.2 million and $60.2 million for the years ended December 31, 2011 and 2010, respectively.

The deferred tax asset valuation allowance will be reversed if and when it becomes more likely than not that BFC and its subsidiaries will generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.  The majority of the benefits of the net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income.

In November 2009, the Workers, Homeownership, and Business Assistance Act of 2009 was enacted. The act extended the NOL carry-back period from two years to up to five years for the 2008 or the 2009 tax years.  Included in the Company’s consolidated statement of financial condition at December 31, 2010 are current income tax receivables of $10.8 million resulting from Woodbridge’s election to carryback its 2008 NOLs for five years. We received approximately $29.2 million of tax refunds in 2010 and an additional $10.8 million in 2011. Under the terms of the Settlement Agreement entered into with the Joint Committee of Unsecured Creditors in the Chapter 11 Cases relating to Levitt and Sons’ 2007 bankruptcy filing, we agreed to share with the Debtors’ Estate a portion of the tax refund attributable to periods prior to the filing of the Chapter 11 Cases. In 2012, we paid to the Debtors’ Estate $11.7 million, representing the portion of the tax refund to which the Debtors’ Estate was entitled under the terms of the Settlement Agreement.

On January 1, 2007, the Company adopted the accounting guidance on uncertain income tax positions (ASC 740). In connection with the adoption of such guidance, we record cumulative-effect adjustments representing the difference between the amount of tax benefits required to be recognized based on the application of ASC 740 and the amount of tax benefits recognized prior to the application of ASC 740. There were no unrecognized tax benefits at December 31, 2012. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010 was as follows (in thousands):

	For the Years Ended December 31,
	2011	2010

Balance as of beginning of period	$2,366	2,583
Additions based on tax positions related to
current year	-	-
Additions based on tax positions related to
prior year	-	-
Lapse of Statute of Limitations	(2,366)	-
Reductions of tax positions for prior years	-	(217)
Balance as of end of period	$-	2,366

BFC and subsidiaries in which BFC owns 80% or more equity interest file consolidated U.S. federal and Florida state income tax returns. BFC and its subsidiaries file separate state income tax returns for each jurisdiction other than Florida. Subsidiaries in which BFC owns less than 80% of the outstanding equity are not included in BFC’s consolidated U.S. federal or Florida state income tax return.  BFC’s deferred tax assets and liabilities, including net operating loss carryforwards, are specific to BFC and may currently not be utilized by BBX Capital or Bluegreen.

At December 31, 2012, BFC had estimated state and federal net operating loss carryforwards of approximately $285.1 million (which expire from 2013 through 2032).  This amount excludes the NOL carryforwards of BBX Capital and Bluegreen, and the NOL carryforwards as of September 30, 2009 of Woodbridge, which merged with and became a wholly owned subsidiary of BFC during September 2009.  A full valuation allowance was established for BFC’s NOLs.  BFC’s NOL carryforwards include approximately $12.3 million that are attributed to the exercise of stock options, and the tax benefits will be recognized in the financial statements until such deductions are utilized to reduce taxes payable.  As a result of BFC’s merger with Woodbridge in September 2009, BFC experienced a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership resulted in a significant limitation of the amount of BFC’s pre-merger net operating losses that can be utilized by BFC annually. Of the total net operating loss carryforwards, approximately $80.2 million were generated by BFC prior to the merger with Woodbridge.  However, Woodbridge’s pre-merger NOL’s are available to be used by BFC and are not subject to this limitation.  At December 31, 2012, the Woodbridge pre-merger Federal and Florida NOL carryforwards were approximately $105.3 million and $211.0 million, respectively, which expire from 2026 through 2028.  On September 21, 2009, BFC adopted a shareholder rights agreement aimed at protecting our ability to use available NOLs to offset future taxable income.  See Note 26 for additional information regarding BFC’s rights agreement.

Prior to its merger with BFC, Woodbridge was subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions.  In April 2010, Woodbridge was notified by the IRS that it would examine Woodbridge’s 2009 and 2008 tax refund claims.  This examination was concluded in 2011 with no changes.  Woodbridge is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for tax years before 2009.

Bluegreen and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, Bluegreen is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. As of December 31, 2012, Bluegreen has U.S. federal NOL carryforwards of approximately $91.4 million, which expire at various periods from 2027 through 2032, and alternative minimum tax credit carryforwards of $42.5 million, which never expire. Additionally, as of December 31, 2012, Bluegreen had state operating loss carryforwards of approximately $388.7 million, which expire from 2013 through 2032.

Bluegreen’s income tax returns for the years ended December 31, 2004, 2005, and 2009 are under examination by the IRS.  The field work for this audit commenced in June 2012.  While there is no assurance as to the results of the audit, Bluegreen does not currently anticipate any material adjustments in connection with these examinations.  Additionally, certain of Bluegreen’s state filings are under routine examination.  While there is no assurance as to the results of these audits, Bluegreen does not currently anticipate any material adjustments in connection with these examinations.

Prior to 2011, BBX Capital and its subsidiaries filed a consolidated federal income tax return but separate state income tax returns. Starting in 2011, BBX Capital and its subsidiaries file a consolidated Florida income tax return.

As of December 31, 2012, BBX Capital’s had federal NOL carryforwards of approximately $165.0 million which expire from 2030 through 2031. BBX Capital’s federal tax credit carryforwards were $2.1 million at December 31, 2012 and expire from 2025 through 2029. BBX Capital’s state NOL carryforwards were $577.2 million as of December 31, 2012 and expire from 2024 through 2031.  During February 2013, BBX Capital adopted a shareholder rights agreement aimed at protecting BBX Capital’s ability to utilize available NOL carryforwards to offset future taxable income.

Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2011, BBX Capital had $21.5 million of excess allowance for bad debts for which no provision for income tax was provided.  Included in the provision for income taxes for the year ended December 31, 2012 was a $21.5 million reduction in bad debt expenses associated with the recapture of the excess allowance for bad debts upon the sale of BankAtlantic to BB&T during July 2012.

BBX Capital’s income tax returns for all years subsequent to the 2005 tax year are subject to examination.  Various state jurisdiction tax years remain open to examination.  There were no income tax filings under examination as of December 31, 2012.

21.    Restructuring Charges and Exit Activities

Restructuring charges and exit activities include employee termination costs, lease contracts executed for branch expansion and real estate acquired for branch expansion.  The following table provides information regarding liabilities associated with restructuring charges and exit activities (in thousands):

	Severance Related and Benefits Liability	Contract Liability	Total
Balance at December 31, 2009	1,124	5,645	6,769
Expenses incurred	4,834	3,586	8,420
Amounts paid or amortized	(3,039)	(2,591)	(5,630)
Balance at December 31, 2010	2,919	6,640	9,559
Expenses recovered	(192)	(1,093)	(1,285)
Amounts paid or amortized	(2,721)	(3,249)	(5,970)
Balance at December 31, 2011	$6	2,298	2,304
Expenses incurred (recovered)	429	(400)	29
Liability assumed by BB&T	-	(1,774)	(1,774)
Amounts paid or amortized	(335)	(124)	(459)
Balance at December 31, 2012	$100	-	100

Severance Liability

The 2010 severance expenses were primarily attributable to BBX Capital’s reduction in workforce primarily in BankAtlantic’s community banking and commercial lending business units. For the year ended December 31, 2010, BBX Capital incurred approximately $4.0 million in severance benefits. In 2011 and 2010, BBX Capital paid approximately $2.2 million and $1.5 million, respectively, in severance benefits.  There were no employee termination costs associated with the BB&T Transaction as employees were terminated by BBX Capital in connection with the consummation of the BB&T Transaction.

In addition, for the years ended December 31, 2012 and 2010, BFC incurred approximately $429,000 and $863,000, respectively, in severance expenses primarily associated with a reduction in workforce at Core Communities, Woodbridge and BFC’s operations.  No restructuring expenses were incurred by BFC for the year ended December 31, 2011.  In 2012, 2011 and 2010, approximately $0.3 million, $0.5 million and $1.5 million, respectively, was paid related to BFC’s severance liability.

Contract and Lease Termination

Beginning in December 2007, BankAtlantic decided to sell certain properties that it had previously acquired for  future store expansion program and to terminate or sublease certain back-office operating leases.  At December 31, 2011 and 2010, BBX Capital’s contract and lease termination liability was approximately $1.8 million and $5.9 million, respectively. There was no contract liability for BBX Capital at December 31, 2012.  During the year ended December 31, 2010, BBX Capital incurred expenses of approximately $3.6 million in lease termination costs. During the year ended December 31, 2011, approximately $1.2 million was recovered in lease termination costs.

During 2011, in connection with its restructuring obligations, Bluegreen made cash payments of approximately $0.3 million related to lease terminations. As of December 31, 2011, Bluegreen’s remaining restructuring liability related entirely to lease termination obligations was $0.5 million. During 2012, all of Bluegreen’s remaining restructuring liability was paid or recovered.  As of December 31, 2012, Bluegreen had no restructuring liabilities.

22.    Commitments and Contingencies

The Company (including its subsidiaries) is a lessee under various operating leases for real estate and equipment extending to the year 2072. At December 31, 2012, the approximate minimum future rental payments under such leases, including leases related to our discontinued operations, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2013	$6,314
2014	6,229
2015	6,153
2016	6,121
2017	5,167
Thereafter	17,498
Total	$47,482

The Company and its subsidiaries incurred rent expense, including rent expense related to our discontinued operations, for the periods shown (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Rental expense for premises and equipment	$ 14,042	$ 19,945	$ 22,466

BFC and its Wholly Owned Subsidiaries

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC, Inc., BFC’s wholly-owned subsidiary (“BFC/CCC”), had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee is $2.0 million (which is shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to another unaffiliated partner.  In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts recorded on our financial statements at December 31, 2012 or 2011 relating to the guarantee or otherwise in respect of the partnership.

A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with the lender with respect to the loan secured by the properties, pursuant to which the limited liability company conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties.  During the first quarter of 2011, BFC recognized the negative basis of its investment of approximately $1.3 million which is included in equity in earnings from unconsolidated affiliates in the Company’s consolidated statement of operations for the year ended December 31, 2011.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At December 31, 2012 and December 31, 2011, the carrying amount of this investment was approximately $282,000 and $283,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

Based on current accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we are not deemed the primary beneficiaries of the above-described entities related to BFC/CCC’s investments as we do not have the power to direct the activities that can significantly impact the performance of these entities. Accordingly, these entities are not consolidated into our financial statements.

On November 9, 2007, Levitt and Sons, Woodbridge’s former wholly owned homebuilding subsidiary, and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). Pursuant to the settlement agreement entered into during June 2008, as subsequently amended (the “Settlement Agreement”), Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint

Committee”)) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by the Debtors and the Joint Committee.  That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. As of December 31, 2011, we had placed into escrow approximately $11.7 million which represented the portion of the tax refund that was likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. During the quarter ended June 30, 2012, the $11.7 million was paid to the Debtors’ Estate.  In addition, during August 2012, Woodbridge paid to the Debtors’ Estate a settlement holdback amount of approximately $485,000 plus interest, thereby satisfying all of its  obligations under the Settlement Agreement.

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BFC accrued $11.9 million and $4.6 million as of December 31, 2012 and 2011, respectively, for pending legal proceedings, all of which relates to the appraisal rights litigation described below. BFC believes that it has meritorious defenses in the pending legal actions and that reasonably possible losses arising from these pending legal matters, in excess of the amounts currently accrued, if any, will not have a material impact on BFC’s financial statements.

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida.

Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve BFC’s 2009 merger with WHC and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Under Florida law, Woodbridge thereafter commenced the appraisal rights action. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders.  On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders. As a result, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.   On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the Dissenting Holders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter 2012 to $11.9 million as of December 31, 2012.  Woodbridge intends to appeal the court’s ruling with respect to its fair value determination and the award of legal fees and costs and anticipates posting a bond in connection with the appeal. The outcome of the appeal is uncertain.

In RE Bluegreen Corporation Shareholder Litigation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to the previously proposed 2011 merger between BFC and Bluegreen were filed against Bluegreen, the members of Bluegreen’s board of directors, BFC and BXG Florida Corporation, a wholly owned subsidiary of Woodbridge formed for purposes of the merger (“Merger Sub”). As described below, four of these lawsuits have been consolidated into a single action in Florida, and the other three lawsuits have been consolidated into a single action in Massachusetts and stayed in favor of the Florida action. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits, captioned and styled Ronald Kirkland v. Bluegreen Corporation et al. (filed on November 16, 2011); Richard Harriman v. Bluegreen Corporation et al. (filed on November 22, 2011); Alfred Richner v. Bluegreen Corporation et al. (filed on December 2, 2011); and BHR Master Fund, LTD et al. v. Bluegreen Corporation et al. (filed on February 13, 2012), were consolidated into an action styled In Re Bluegreen Corporation Shareholder Litigation. On April 9, 2012, the plaintiffs filed a consolidated amended class action complaint which alleged that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. In the complaint, the plaintiffs also alleged that BFC breached its fiduciary duties to Bluegreen’s minority shareholders and that Merger Sub aided and abetted the alleged breaches of fiduciary duties by Bluegreen’s directors and BFC. In addition, the complaint included allegations relating to claimed violations of Massachusetts law. The complaint sought declaratory and injunctive relief, along with damages and attorneys’ fees and costs. On September 13, 2012, Bluegreen’s motion to dismiss the action was denied. Bluegreen subsequently answered the complaint.

Following the public announcement of the termination of the 2011 merger agreement and the entry into the currently proposed merger agreement, the plaintiffs in the Florida action filed a motion for leave to file a supplemental complaint on November 28, 2012 in order to challenge the structure of, and consideration contemplated to be received by Bluegreen’s shareholders in, the currently proposed merger.  On November 30, 2012, the Florida court granted the plaintiffs’ motion and the supplemental complaint was deemed filed as of that date.   The supplemental complaint alleges that the merger consideration remains inadequate and continues to be unfair to Bluegreen’s minority shareholders.

The three Massachusetts lawsuits were filed in the Superior Court for Suffolk County in the Commonwealth of Massachusetts and styled as follows: Gaetano Bellavista Caltagirone v. Bluegreen Corporation et al. (filed on November 16, 2011); Alan W. Weber and J.B. Capital Partners L.P. v. Bluegreen Corporation et al. (filed on November 29, 2011); and Barry Fieldman, as Trustee for the Barry & Amy Fieldman Family Trust v. Bluegreen Corporation et al. (filed on December 6, 2011). In their respective complaints, the plaintiffs alleged that the individual director defendants breached their fiduciary duties by agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration. The Fieldman and Weber actions contained the same claim against BFC. In addition, the complaints included claims that Merger Sub, in the case of the Fieldman action, BFC and Merger Sub, in the case of the Caltagirone action, and Bluegreen, in the case of the Weber action, aided and abetted the alleged breaches of fiduciary duties. On January 17, 2012, the three Massachusetts lawsuits were consolidated into a single action styled In Re Bluegreen Corp. Shareholder Litigation, which is presently stayed in favor of the Florida action.

BFC and Bluegreen believe that these lawsuits are without merit and intend to defend against them vigorously.

Bluegreen

In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing or financing of VOIs or other resort operations. Bluegreen is also subject to certain matters relating to Bluegreen Communities’ business, substantially all of the assets of which Bluegreen sold to Southstar on May 4, 2012. Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise. Unless otherwise described below, Bluegreen believes that these claims are routine litigation incidental to its business.

Reserves are accrued for matters in which Bluegreen believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of December 31, 2012, Bluegreen had accrued $2.3 million for matters which it believes meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims.

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

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  As of December 31, 2012 and December 31, 2011, Bluegreen had liabilities for subsidies totaling $2.6 million and $1.6 million, respectively, which are included in other liabilities on the consolidated statements of financial condition as of those dates. During 2012, Bluegreen was providing subsidies to seven resorts.

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

Bluegreen Vacation Unlimited, Inc.

In Case No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, during 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, was entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Bluegreen maintained that its decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and that Bluegreen is therefore entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that Bluegreen breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. Bluegreen filed a notice of appeal with the First District Court of Appeal seeking to appeal the trial court’s decision. The escrow deposit and all accrued interest were placed in the appropriate Court registry pending the outcome of the appeal. In January 2013, an Amended Final Judgment was issued finding Bluegreen in breach of contract and awarding the plaintiff the entire deposit plus accrued interest. Bluegreen subsequently filed a Motion for Reconsideration with the Court. Before the Court rendered a response to Bluegreen’s Motion, the matter was settled pursuant to an agreement under which Bluegreen received approximately $145,000 of the disputed deposit amount with the balance distributed to the plaintiff.

Inquiry into Consumer Matters by the Office of the Florida Attorney General

The Office of the Attorney General for the State of Florida (the “AGSF”) advised Bluegreen that it had accumulated a number of consumer complaints since 2004 related to timeshare sales and marketing, and requested that Bluegreen propose a resolution on a collective basis of any outstanding complaints. The AGSF also requested that Bluegreen enter into a written agreement. Bluegreen has determined that many of the identified complaints were previously addressed and/or resolved. On May 24, 2012, the parties entered into a written agreement establishing a process for determining consumer eligibility for relief (including, where applicable, monetary restitution) and providing a timeframe through August 24, 2012 to resolve identified customer complaints. Bluegreen has resolved most of the identified customer complaints and the AGSF advised Bluegreen that it regards the formal portion of the matter closed; however, the terms of the written agreement require Bluegreen to address any new customer complaints that arise in the ordinary course of business through late 2013.

The matters described below relate to Bluegreen Communities’ business. As described above and further in Note 5, Bluegreen sold substantially all of the assets which comprised Bluegreen Communities to Southstar on May 4, 2012. However, Southstar did not assume the liabilities related to the matters described below in connection with the transaction, and Bluegreen therefore remains responsible for these matters and any liabilities resulting from them.

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, was the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. V. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. V. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. On January 17, 2013, the trial court issued a partial judgment on remand. In its partial judgment, the trial court entered judgment on the issues rendered by the Court of Appeals and the Texas Supreme Court, including a finding that Bluegreen’s filing of restrictive covenants that attempted to prevent or restrict mineral development was a breach of a duty owed to the non-executive mineral rights owners. As such, the trial court canceled and declared void the section of the restrictive covenants preventing mineral development. However, the trial court also declared that the remaining provisions of the restrictive covenants remain in full force, and the filing of the restrictive covenants by Bluegreen was not a breach of contract. The trial courts also held that the claims by the plaintiffs for reformation of the original deeds dealing with the quantum of mineral reserved therein should be severed from this case and proceed to a separate trial, which is currently scheduled to begin in October 2013.

Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages.   During the mediation held in June 2012, Southwest and the named plaintiffs (Lesley) reached agreement to settle their disputes with Southwest agreeing to pay Lesley $200,000 for dismissal of their claims. Similarly, during the same mediation Southwest settled with seven of the lot owners claiming diminution of lot values for $5,000 collectively. Since that time, Southwest has also settled the claims of several other lot owners for a total of $2,000.  However, settlement has not been reached with the other landowners possessing reserved mineral rights, nor with the majority of lot owners who filed the cross-claim against Southwest. The trial court has set a trial date of October 7, 2013 for this matter. Southwest intends to vigorously defend itself with respect to the pending matters.

See also the description of the litigation relating to the proposed merger between BFC and Bluegreen described above.

BBX Capital

In the normal course of its business, BBX Capital is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit and involve, to varying degrees, elements of credit risk. The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments.

Financial instruments with off-balance sheet risk were (in thousands):

	As of December 31,
	2012	2011
Commitments to sell fixed rate residential loans	$-	14,882
Commitments to originate loans held for sale	-	14,089
Commitments to originate loans held to maturity	-	10,383
Commitments to extend credit, including the undisbursed
portion of loans in process	439	328,872
Standby letters of credit	-	6,269
Commercial lines of credit	-	51,990

Commitments to extend credit as of December 31, 2012 relate to FAR and represent undisbursed amounts pursuant to revolving lines of credit and are agreements to lend funds to a customer subject to conditions established in the commitment. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Standby letters of credit represented conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party.  Standby letters of credit were generally issued to customers in the construction industry guaranteeing project performance. BankAtlantic also issued standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. Those guarantees were primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less.

BankAtlantic was required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $19.3 million at December 31, 2011.

BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities.  Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation and ultimate resolution are inherently difficult to predict and uncertain.

BBX Capital establishes litigation reserves for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2012 are not material to BBX Capital’s financial statements.  The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable.  Management of BBX Capital currently estimates that the aggregate range of reasonably possible losses as $0 to $4.4 million in excess of the accrued liability relating to these legal matters.  This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure.

In certain matters BBX Capital is unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported the claim.

BBX Capital believes that liabilities arising from litigation discussed below, in excess of the amounts currently accrued, if any, will not have a material impact to BBX Capital’s financial statements. However, due to the significant uncertainties involved in these legal matters, BBX Capital may incur losses in excess of amounts accrued and an adverse outcome in these matters could be material to BBX Capital’s financial statements.

As a consequence of the sale of BankAtlantic to BB&T, litigation and regulatory matters in which BankAtlantic was a party are no longer reported by BBX Capital except material matters for which BBX Capital agreed to indemnify BB&T. The following is a description of certain ongoing or recently concluded litigation matters:

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. The complaint also alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company.  Discovery is on-going and the case is currently set for trial during the two-week period beginning on August 26, 2013.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  BBX Capital and Fidelity Tax were served with the complaint January 8, 2013.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction.  BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

23.    Stock Option Plans

BFC

BFC has a share based compensation plan (the “2005 Stock Incentive Plan”) under which incentive stock options,  non-qualifying stock options and restricted stock awards can be granted. On May 19, 2009, the shareholders of BFC approved an amendment to the Company’s 2005 Stock Incentive Plan to, among other things, increase the maximum number of shares of the Company’s Class A Common Stock available for grant under the 2005 Stock Incentive Plan from 3,000,000 shares to 6,000,000 shares.  On December 13, 2012, the shareholders approved a second amendment to the Company’s 2005 Stock Incentive Plan to increase the maximum number of shares of the Company’s Class A Common Stock available for grant under the plan to 9,500,000 shares.  BFC may grant incentive stock options under the plan only to its employees.  BFC may grant non-qualified stock options and restricted stock awards under the plan to its directors, independent contractors and agents as well as employees.

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

In accordance with the fair value recognition provisions established by ASC Topic 718 – Stock Compensation (“Topic 718”), the Company uses the modified prospective transition method. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

On September 21, 2009, options to purchase an aggregate of approximately 1.8 million shares of common stock, which were previously granted to and held by BFC’s directors and employees, were re-priced to a new exercise price equal to the closing price of the Company’s Class A Common Stock on September 21, 2009. The re-pricing did not impact any of the other terms, including the vesting schedules or expiration dates, of the previously granted stock options. The incremental compensation cost of the re-priced vested options was approximately $157,000 which was recognized in September 2009. The remaining incremental cost for the re-priced options that were unvested at the re-pricing date was approximately $125,000, of which approximately $85,000 and $32,000 was recognized in 2010 and 2011, respectively, and the final $8,000 was recognized in 2012.

Additionally, on September 21, 2009, following consummation of Woodbridge’s merger with BFC, new options to purchase an aggregate of 753,254 shares of our Class A Common Stock at an exercise price of $0.41 per share, the closing price of a share of the stock on the grant date, were granted principally to Woodbridge’s directors, executive officers and employees. The weighted average estimated fair value of the options granted on September 21, 2009 was approximately $0.22 per share and the resulting compensation cost of approximately $166,000 is being recognized over the requisite service period of four years.  The options expire in five years and vest in four equal annual installments.  As of December 31, 2012, three of the four installments have vested.  The final installment will vest on September 21, 2013.

There were no options granted to employees or non-employee directors during the years ended December 31, 2012, 2011 and 2010.  However, as described below, the Company issued restricted stock awards to its officers during 2011 and 2012.

The following table sets forth information on outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2009	2,530,983	$0.41	5.19	$-
Exercised	(5,500)	0.41		4
Forfeited	(13,017)	0.41
Expired	(20,290)	0.41
Granted	-	0.00
Outstanding at December 31, 2010	2,492,176	$0.41	4.24	$-
Exercised	-	0.00		-
Forfeited	(34,620)	0.41
Expired	(159,698)	0.41
Granted	-	0.00
Outstanding at December 31, 2011	2,297,858	$0.41	3.54	$-
Exercised	(34,109)	0.41		13
Forfeited	(261)	0.41
Expired	-	0.00
Granted	-	0.00
Outstanding at December 31, 2012	2,263,488	$0.41	2.28	$1,924
Exercisable at December 31, 2012	2,090,093	$0.41	2.33	$1,777
Available for grant at December 31, 2012	414,665

Total unearned compensation cost related to BFC’s unvested stock options was $7,500 at December 31, 2012. The cost is expected to be recognized over a weighted average period of 0.72 years.   At December 31, 2012, there was no remaining unearned compensation associated with the cancellation of outstanding Woodbridge stock options in connection with the Woodbridge merger.    There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2012, 2011 or 2010 as it is not likely that BFC would realize the tax benefits associated with the share based compensation expense.

During the years ended December 31, 2012 and 2010, BFC received net proceeds of approximately $14,000 and $2,200, respectively, upon the exercise of stock options.  The total intrinsic value of options exercised during the years ended December 31, 2012 and 2010 was $13,000 and $4,000.  There were no option exercises during the year ended December 31, 2011.

The following is a summary of BFC’s restricted stock activity:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2010	-	$-
Granted	1,753,475	0.36
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2011	1,753,475	$0.36
Granted	5,556,292	0.79
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2012	7,309,767	$0.69

Effective September 30, 2012,  the Company entered into employment agreements with each of its executive officers.  Pursuant to the terms of the employment agreements, the executive officers received, among other things, an aggregate of 5,556,292 shares of restricted Class A Common Stock, which were granted under BFC’s 2005 Stock Incentive Plan.  These restricted stock awards will vest in four equal annual installments beginning on September 30, 2013. The fair value of the 5,556,292 shares on the date of grant was approximately $4.4 million, or $0.79 per share, and the cost is expected to be recognized over the service periods from November 2012 through September 2016.  The employment agreements are filed as Exhibits 10.3 through 10.7 of this Annual Report on Form 10-K.

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

BFC recognized restricted stock compensation expense of approximately $498,000 and $46,000 for the years ended December 31, 2012 and 2011, respectively.  There was no restricted stock compensation expense for the year ended December 31, 2010.

As of December 31, 2012, the total unrecognized compensation cost related to BFC’s non-vested restricted stock compensation was approximately $4.5 million. The cost is expected to be recognized over a weighted-average period of approximately 2.34 years.

Woodbridge’s Restricted Stock and Stock Option Plan Prior to the Merger

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

Bluegreen

Under Bluegreen’s 2008 Stock Incentive Plan (the “Bluegreen 2008 Plan”), options and shares of restricted stock can be granted with various vesting periods. The options granted to date generally expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances for non-employee director grants. Bluegreen’s options are generally granted at exercise prices that either equal or exceed the quoted market price of its common stock on the date of grants.

Options and restricted stock granted to employees generally vest 100% on the five-year anniversary of the date of grant. Options granted to non-employee directors generally vest immediately upon grant, while restricted stock granted to non-employee directors generally vests pro-rata on a monthly basis over a one year period from the date of grant. Certain restricted stock granted during 2008 to Bluegreen’s Chairman and Vice Chairman are scheduled to vest on the five-year anniversary of the date of grant, subject to accelerated vesting under certain circumstances. Pursuant to the terms of Bluegreen’s current proposed merger agreement with BFC, (i) all options outstanding at the effective time of the merger, whether vested or unvested, will be cancelled in exchange for the holder’s right to receive the excess, if any, of the $10.00 per share merger consideration over the exercise price of the option, and (ii) all shares subject to restricted stock awards outstanding at the effective time of the merger, whether vested or unvested, will be converted into the right to receive, with respect to each such share, the $10.00 per share merger consideration.

There were no grants of stock-based awards during any of the periods presented.

During October 2011, the Compensation Committee of Bluegreen’s Board of Directors accelerated the vesting of options previously granted to certain of its employees under the Bluegreen 2008 Plan to purchase an aggregate of 695,000 shares of its common stock at an exercise price of $7.50 per share. As a result of this acceleration, all such stock options fully vested on October 26, 2011. At that time Bluegreen recognized the $0.7 million of remaining unrecognized compensation related to these options.

In addition, during November 2011, stock option agreement amendments were entered into with respect to options previously granted to certain individuals under the Bluegreen 2008 Plan and Bluegreen’s 2005 Stock Incentive Plan (the “Bluegreen 2005 Plan”). Under the terms of the amendments, the affected options held by these individuals which in the aggregate entitled them to purchase 1,130,000 shares of Bluegreen’s common stock (including the aforementioned options to acquire 695,000 shares which were accelerated and fully vested during October 2011) and were initially scheduled to expire in 2015, or for certain of the options, 2016, expired on November 25, 2011.

In November 2011, Bluegreen also entered into agreements with certain individuals holding unvested restricted shares of its common stock previously granted to them under the Bluegreen 2005 Plan and the Bluegreen 2008 Plan. Under the terms of the agreements, an aggregate of 1,077,112 unvested restricted shares of Bluegreen’s common stock were relinquished by these individuals and canceled in exchange for an aggregate cash payment of $1.5 million, which was made to the individuals in two equal installments in December 2011 and in December 2012. This transaction was accounted for as a modification under the provisions of the accounting guidance for stock-based compensation and the modified award is considered a liability award.  As the cash payment made in exchange for the awards was less than the fair value of the awards immediately prior to the modification, the total compensation expense recognized in connection with the awards was based on the original grant date fair values and recognized ratably through December 31, 2012, the end of the service period of the liability awards.

Total stock-based compensation expense, including amounts payable under the liability awards for non-employee directors and employees during the years ended December 31, 2012, 2011 and 2010 was  $2.7 million, $3.8 million and $2.6 million, respectively. The following table represents certain information related to Bluegreen’s unrecognized compensation for its stock-based awards as of December 31, 2012:

As of December 31, 2012	Weighted Average Remaining Recognition Period	Unrecognized Compensation
	(in years)	(000’s)

Stock Option Awards	0.4	$57
Restricted Stock Awards	0.3	$91

Changes in Bluegreen’s outstanding stock option plans during 2012 and 2011 are presented below:

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value
	(In 000’s)		(In 000’s)	(In 000’s)
Balance at December 31, 2010	2,717	$9.53	1,310	$91
Granted	-	-
Forfeited	-	-
Expired (1)	(1,145)	$10.63
Exercised	(67)	$2.52
Balance at December 31, 2011	1,505	$9.03	1,163	$6
Granted	-	-
Forfeited	-	-
Expired	(93)	$15.26
Options settled for cash	(200)	$3.45
Exercised	(97)	$3.21
Balance at December 31, 2012	1,115	$10.02	873	$1,874

(1)	Includes the 1,130,000 options which expired on November 25, 2011 pursuant to the stock option agreement amendments described above.

During the years ended December 31, 2012, 2011 and 2010, the grant-date fair value of stock options that vested was approximately, $0.6 million,  $4.7 million and $4.0 million, respectively. The aggregate intrinsic value of Bluegreen stock options outstanding and exercisable was  $1.6 million as of December 31, 2012 and less than $0.1 million as of December 31, 2011. No stock options were exercised during 2010. The total intrinsic value of Bluegreen’s stock options exercised during 2012 and 2011 was $0.3 million and $0.1 million, respectively.

A summary of the status of Bluegreen’s unvested restricted stock awards and activity during the years 2012 and 2011 are as follows (in thousands, except per share data):

Non-vested Restricted Shares	Number of Shares	Weighted-Average Grant - Date Fair Value per Share
Unvested at December 31, 2010	1,327	$8.14
Granted	-	-
Vested	-	-
Forfeited	-	-
Cancelled in connection with modification
to a liability award (1)	(1,077)	$8.07
Unvested at December 31, 2011	250	$8.47
Granted	-	-
Vested	(45)	$11.98
Forfeited	-	-
Unvested at December 31, 2012	205	$7.69

(1)	See discussions regarding the November 2011 agreements related to the cancellation of these restricted stock awards above.

BBX Capital

BBX Capital has two share-based compensation plans: the 2001 Amended and Restated Stock Option Plan and the 2005 Restricted Stock Option Plan.  The maximum term of incentive stock options and non-qualifying stock options issued in each of these plans is ten years.  Vesting is established by BBX Capital’s Compensation Committee of the Board of Directors (“BBX Capital Compensation Committee”) in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.  In 2005, all shares remaining available for grant of new awards under the 2001 stock option plan were canceled.    The 2005 Restricted Stock and Option Plan provides that up to 1,875,000 shares of BBX Capital’s Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan.

The following is a summary of BBX Capital’s non-vested restricted Class A common share activity:

		Weighted
	Class A	Average
	Non-vested	Grant date
	Restricted	Fair Value
	Stock	Per Share
Outstanding at December 31, 2009	3,960	$210.55
Vested	(1,980)	192.60
Forfeited	(23,200)	9.10
Granted	335,000	6.20
Outstanding at December 31, 2010	313,780	$7.40
Vested	(87,130)	8.68
Forfeited	(14,750)	6.20
Granted	-	-
Outstanding at December 31, 2011	211,900	$6.96
Vested	(142,900)	6.20
Forfeited	(4,000)	6.20
Granted	1,130,406	6.55
Outstanding at December 31, 2012	1,195,406	$6.53

In November 2012, BBX Capital, entered into employment agreements with certain of its executive officers.  Pursuant to the terms of their employment agreements, BBX Capital granted in the aggregate  1,130,406 shares of BBX Capital’s Class A restricted common stock (“RSA”) under the 2005 Restricted Stock and Option Plan.    The grant date fair value was calculated based on the closing price of BBX Capital’s Class A common stock on the grant date. The RSAs vest pro-rata over four years and had a fair value of $6.55 per share at the grant date.

In February 2010, the Board of Directors of BBX Capital granted to employees 320,000 RSAs under the BBX Capital, Inc. 2005 Restricted Stock and Option Plan.  The Board of Directors also granted 15,000 RSAs to employees of BFC that perform services for BBX Capital. The grant date fair value was calculated based on the closing price of BBX Capital’s Class A Common Stock on the grant date. The RSAs vest pro-rata over four years and had a fair value of $6.20 per share at the grant date.

As of December 31, 2012, the total unrecognized compensation cost related to BBX Capital non-vested restricted stock compensation was approximately $7.3 million. The cost is expected to be recognized over a weighted-average period of approximately 22 months.  The fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $684,000, $446,000, and $15,000, respectively.  The vesting of 72,400 RSAs was accelerated with respect to employees employed by BankAtlantic at the closing of the BB&T Transaction.  As a consequence, BBX Capital recognized $0.4 million of compensation expense upon the vesting of the RSA’s on July 31, 2012.

BBX Capital recognizes stock based compensation costs based on the grant date fair value.  The grant date fair value for stock options is calculated using the Black-Scholes option pricing model incorporating an estimated forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years.

The following is a summary of BBX Capital’s Class A common stock option activity:

			Weighted
	Class A	Weighted	Average	Aggregate
	Outstanding	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value ($000)
Outstanding at December 31, 2009	156,043	$273.05	5.2
Exercised	-	-
Forfeited	(31,238)	306.70
Expired	(8,457)	212.15
Granted	-	-
Outstanding at December 31, 2010	116,348	$268.45	3.7
Exercised	-	-
Forfeited	(6,751)	282.05
Expired	(17,367)	254.32
Granted	-	-
Outstanding at December 31, 2011	92,230	$277.25	3.1
Exercised	-	-
Forfeited	(55,426)	306.63
Expired	-	-
Granted	-	-
Outstanding at December 31, 2012	36,804	$233.00	3.1	$-
Exercisable at December 31, 2012	36,804	$233.00	3.1	$-
Available for grant at
December 31, 2012	423,499

There were no options granted or exercised during each of the years in the three year period ended December 31, 2012.  Upon the consummation of the BB&T Transaction and the transfer of employees to BB&T, options to acquire 55,426 shares of BBX Capital’s Class A Common Stock were forfeited.

Included in the Company’s statement of operations was $1.1 million, $1.1 million and $1.4 million of BBX Capital share-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively.  There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2012, 2011 and 2010 as it was not more likely than not that BBX Capital would realize the tax benefits associated with the share based compensation expense.

24.    Employee Benefit Plans and Incentive Compensation Program

BFC and Woodbridge

Defined Contribution 401(k) Plan

During 2006, the BFC 401(k) Plan was merged into the BankAtlantic Security Plus 401(k) Plan, which is an Internal Revenue Code Section 401(k) Retirement Savings Plan. Employees who have completed 90 days of service and have reached the age of 18 are eligible to participate in the 401(k) plan.  Prior to April 1, 2009, when the employer match feature of the 401(k) plan was discontinued, the employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. During the first quarter of 2010, Woodbridge’s 401(k) Plan merged into the BankAtlantic Security Plus 401(k) Plan.  In connection with the Sale of BankAtlantic to BB&T during July 2012, BBX Capital assumed sponsorship of the BankAtlantic Security Plus 401(k) Plan.

BFC Deferred Retirement Agreement

On September 13, 2005, the Company entered into an agreement with Glen R. Gilbert, the Company’s former Chief Financial Officer, pursuant to which the Company agreed to pay him a monthly retirement benefit of $5,449 beginning January 1, 2010.  During the third quarter of 2005, BFC recorded the present value of the retirement benefit payment, as actuarially determined, in the amount of $482,444, payable as a life annuity with 120 payments at 6.5% interest. The interest on the retirement benefit is recognized monthly as compensation expense. At December 31, 2012 and 2011, the deferred retirement obligation balance was approximately $556,000 and $584,000, respectively, which represents the present value of accumulated benefit obligation and is included in other liabilities in the Company’s consolidated statements of financial condition.  The compensation expense for the years ended December 31, 2012, 2011 and 2010 was approximately $37,000, $39,000 and $41,000, respectively.

Incentive Compensation Program

On September 29, 2008, Woodbridge’s Board of Directors approved the terms of an incentive program for certain employees, including certain executive officers, pursuant to which a portion of their compensation may be based on the cash returns realized on investments held by individual limited partnerships or other legal entities.  Certain of the participants in this incentive program are also employees and executive officers of BFC.  This incentive program qualifies as a liability-based plan and, accordingly, the components of the program are required to be evaluated in order to determine the estimated fair value of the liability, if any, to be recorded. Based on the evaluation performed at December 31, 2012 and 2011, it was determined that the liability for compensation this incentive program as of those dates was not material.

Bluegreen

Bluegreen’s Employee Retirement Plan is a 401(k) Retirement Savings Plan (the “Bluegreen Retirement Plan”). Historically, all U.S.-based employees at least 21 years of age with at least three months of employment with Bluegreen are eligible to participate in the Bluegreen Retirement Plan. The Bluegreen Retirement Plan provides for an annual employer discretionary matching contribution. During the year ended December 31, 2012, Bluegreen recorded expenses for its contribution to the Bluegreen Retirement Plan totaling $1.6 million. Bluegreen did not make any contributions to the Bluegreen Retirement Plan during the years ended December 31, 2011 or 2010.

BBX Capital

Defined Contribution 401(k) Plan:

The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

		For the Years Ended December 31,
		2012	2011	2010
Employee salary contribution limit (1)		$17.0	16.5	16.5
Percentage of salary limitation	%	75	75	75
Total match contribution		$-	-	-
Vesting of employer match		Immediate	Immediate	Immediate

(1)

For the year ended December 31, 2012, employees over 50 were entitled to contribute $22,500.  For each of the years in the two year period ended December 31, 2011, employees over the age of 50 were entitled to contribute $22,000.

Defined Benefit Pension Plan:

At December 31, 1998, BankAtlantic froze its defined benefit pension plan (the “Plan").  All participants in the Plan ceased accruing service benefits beyond that date and became vested.  BB&T assumed the pension obligation upon the acquisition of BankAtlantic in the BB&T Transaction.

The following tables set forth the Plan's change in benefit obligation and change in plan assets (in thousands):

As of December 31,
Change in benefit obligation	2011
Benefit obligation at the beginning of the year	$33,975
Interest cost	1,828
Actuarial loss	6,055
Benefits paid	(1,284)
Projected benefit obligation at end of year	40,574

Change in plan assets
Fair value of Plan assets at the beginning of year	24,270
Actual return on Plan assets	196
Employer contribution	8,855
Benefits paid	(1,284)
Fair value of Plan assets as of actuarial date	32,037
Funded status at end of year	$(8,537)

Included in the Company’s statement of financial condition in other liabilities as of December 31, 2011 was $8.5 million representing the under-funded pension plan amount.

Amounts recognized in accumulated other comprehensive income consisted of (in thousands):

	As of December 31,
	2012	2011	2010
Net comprehensive loss	$-	22,428	15,852

The change in net comprehensive loss was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Change in comprehensive loss	$22,428	6,576	1,923

Included in the gain on the sale of BankAtlantic in discontinued operations in the Company’s statement of operations during the year ended December 31, 2012 was $22.4 million of pension losses associated with the under-funded pension plan amount and the unrecognized net losses from pension investments.

Components of net periodic pension expense are as follows (in thousands):

	For the Years Ended
	December 31,
	2011	2010
Interest cost on projected benefit obligation	$1,828	1,838
Expected return on plan assets	(2,000)	(1,804)
Amortization of unrecognized net gains and losses	1,283	1,322
Net periodic pension expense	$1,111	1,356

The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended December 31,
	2011	2010
Weighted average discount rate used to
determine benefit obligation	4.25%	5.50%
Weighted average discount rate used to
to determine net periodic benefit cost	5.50%	5.50%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return	8.50%	8.50%

Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis. . The discount rate assumption is based on rates of high quality corporate bonds.  The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations.  Current participant data was used for the actuarial assumptions for each of the two years ended December 31, 2011.  BBX Capital contributed $ 0.3 million, $8.9 million and $0.8 million to the BankAtlantic Plan during the years ended December 31, 2012, 2011 and 2010, respectively.

25.    Shares Subject to Mandatory Redemption

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of the 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,015 per share for the twelve month period ending April 29, 2013 to $1,000 per share for the twelve month period ending April 29, 2016.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and previously also upon the written non-objection of the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. The Company determined not to seek the Federal Reserve’s written non-objection to the dividend payment for the fourth quarter of 2011 or the first or second quarters of 2012 and, therefore, the Company accrued unpaid dividend payments totaling approximately $563,000 as of June 30, 2012.   As a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012, BFC was released from registration as a savings and loan holding company, effective July 31, 2012, and therefore is no longer subject to regulation by the Federal Reserve or otherwise as a savings and loan holding company.  Following such deregistration, the unpaid dividends of $563,000 were paid by BFC. The third and fourth quarter dividends of $187,500 per quarter were paid as of December 31, 2012.  Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of December 31, 2012 is accrued interest of approximately $350,000.

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

Based on an analysis of the 5% Cumulative Preferred Stock after giving effect to the First Amendment, the Company determined that the 5% Cumulative Preferred Stock should be properly classified in the mezzanine category at its fair value at the effective date of the First Amendment of approximately $11.0 million. The remaining amount of approximately $4.0 million is recorded in additional paid in capital in the Company’s consolidated statements of financial condition. The fair value of the 5% Cumulative Preferred Stock was calculated using an income approach by discounting estimated cash flows at a market discount rate.

On April 4, 2012, the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock were further amended (the “Second Amendment”).  Pursuant to the Second Amendment, to the extent the shares are not earlier redeemed pursuant to the optional redemption right described above, the Company will be required to redeem 5,000 shares of the 5% Cumulative Preferred Stock during each of the years ending December 31, 2016, 2017 and 2018 for an aggregate annual redemption price of $5.0 million, or $1,000 per share. The Second Amendment also provides that, subject to certain limitations, in the event that the Company defaults on its dividend or mandatory redemption obligations, the holders of the 5% Cumulative Preferred Stock will be entitled to receive from the Company shares of common stock of Bluegreen owned by the Company having, in the aggregate, a fair market value equal to the amount of the dividend or redemption payment, as the case may be, to the extent not timely paid. In consideration therefor, the Second Amendment eliminated the Benihana Stock Provisions.

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.   The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.   The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the June 30, 2012 estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at December 31, 2012.

26.    Common Stock, Preferred Stock and Dividends

Common Stock

The Company's Articles of Incorporation authorize the Company to issue both Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share.  Holders of the Company’s Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power.  Holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%.  These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held.    Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

In connection with the consummation of BFC’s merger with Woodbridge on September 21, 2009, BFC’s Articles of Incorporation were amended to increase the number of authorized shares of BFC’s Class A Common Stock from 100,000,000 shares to 150,000,000 shares.  BFC also amended its Articles of Incorporation on September 21, 2009 to set forth the designation and number of preferred shares as well as the relative rights, preferences and limitations of the preferred shares which may be issued under the terms and conditions of the Rights Agreement described below.

On September 21, 2009, BFC adopted a rights agreement (“Rights Agreement”) designed to preserve shareholder value and protect our ability to use available net operating loss carryforwards to offset future taxable income.  The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BFC’s Class A Common Stock and Class B Common Stock without the prior approval of BFC’s Board of Directors. Shareholders of BFC at September 21, 2009 were not required to divest any shares.

On September 21, 2009, BFC’s Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. This program replaced the $10 million repurchase program that BFC's Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares have been repurchased under the current program.

Preferred Stock

The Company’s authorized capital stock includes 10 million shares of preferred stock, par value of $.01 per share. See Note 25 for further information.

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

On September 21, 2009, in connection with the consummation of the Woodbridge merger, our Bylaws were further amended to increase the maximum size of the Board from 12 to 15 directors and to provide that each director thereafter elected or appointed to the Board would serve for a term expiring at our next annual meeting of shareholders.  As a result of the latter amendment, our Board of Directors is no longer divided into classes of directors serving staggered terms.  Under the terms of our currently proposed merger agreement with Bluegreen, our Bylaws will be amended in connection with the consummation of the merger to increase the maximum size of the Board to 20 members in order to permit the appointment to the Board of the six directors of Bluegreen who do not currently serve as directors of BFC.

Dividends

BFC has never paid cash dividends on its common stock.

27.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011

BBX Capital	$113,425	(7,906)
Bluegreen	62,186	39,489
Joint ventures	33,211	31,693
Total noncontrolling interests	$208,822	63,276

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Twelve Months Ended
	December 31,
	2012	2011	2010

Noncontrolling interest - Continuing Operations:
BBX Capital	$(13,370)	(27,832)	(80,351)
Bluegreen	23,227	15,894	12,077
Joint ventures	13,769	9,206	7,980
	$23,626	(2,732)	(60,294)

Noncontrolling interest - Discontinued Operations:
BBX Capital	$124,066	14,310	(5,744)
Bluegreen	(1,607)	(19,814)	(10,301)
	$122,459	(5,504)	(16,045)
Net income (loss) attributable to noncontrolling interests	$146,085	(8,236)	(76,339)

28.    Fair Value Measurement

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three main valuation techniques to measure the fair value of assets and liabilities: the market approach, the income approach and the cost approach. The accounting literature defines an input fair value hierarchy that has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The valuation techniques are summarized below:

The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The income approach uses financial models to convert future amounts to a single present amount. These valuation techniques include present value and option-pricing models.

The cost approach is based on the amount that currently would be required to replace the service capacity of an asset. This technique is often referred to as current replacement cost.

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

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are only used to measure fair value to the extent that observable inputs are not available, thereby allowing for the fair value of an asset or liability to be determined in situations when there is little, if any, market activity for the asset or liability at the measurement date.

Assets on a recurring basis

The following table presents major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Other equity securities	$213	213	-	-

The following table presents major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$13,418	-	13,418	-
REMICs	31,690	-	31,690	-
Benihana's Common Stock	16,190	16,190	-	-
Other equity securities	1,505	1,005	500	-
Total	$62,803	17,195	45,608	-

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the Company’s financial statements for the year ended December 31, 2012.

The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in thousands):

Benihana
Convertible
Preferred
For the Twelve Months Ended December 31, 2011:	Stock (1)
Balance at December 31, 2010	$21,106
Total gains and losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive loss	(155)
Purchases, issuances, and settlements	(5,238)
Transfers in and/or out of Level 3	(15,713)
Balance at December 31, 2011	$-

(1)

BFC previously owned a total of 800,000 shares of Series B Convertible Preferred Stock of Benihana (the “Benihana Preferred Stock”).  The Benihana Preferred Stock was converted into an aggregate of 1,582,577 shares of Benihana’s Common Stock at a conversion price of $12.67 per share of Benihana Preferred Stock.  During May and July 2011, BFC converted an aggregate of 300,000 shares of Benihana Preferred Stock into shares of Benihana’s Common Stock. In connection with the May 2011 conversion, effective for the quarter ended June 30, 2011, we began to assess the value of our investment in the Benihana Preferred Stock, as if converted, by using the market approach with Level 2 measurements instead of the income approach with Level 3 measurements which we historically used.  During October 2011, BFC converted its remaining 500,000 shares of Benihana Preferred Stock into shares of Benihana’s Common Stock.

The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.

The fair values of mortgage-backed securities and REMICs were estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that BBX Capital owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, BBX Capital reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. BBX Capital reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or re-evaluate its estimated fair value.

Equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2) with inputs obtained from independent pricing sources, if available.  At December 31, 2011, the estimated fair value of Benihana’s Common Stock was obtained by using the quoted market price using Level 1 inputs. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. BBX Capital also invests in private limited partnerships that do not have readily determinable fair values.  BBX Capital used the net asset value per share as provided by the partnership to estimate the fair value of these investments.  The net asset value of the partnership was a Level 2 input since BBX Capital had the ability to require the redemption of its investment at its net asset value.

Liabilities on a recurring basis

There were no liabilities measured at fair value on a recurring basis as of December 31, 2012 or 2011.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant
		Active Markets	Other	Significant	Total
	As of	for Identical	Observable	Unobservable	Impairments (1)
	December 31,	Assets	Inputs	Inputs	For the Year Ended
Description	2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Loans measured for impairment
using the fair value of the
underlying collateral	$61,528	-	-	61,528	5,700
Impaired real estate owned	31,645	-	-	31,645	8,416
Impaired loans held for sale	24,748	-	-	24,748	2,577
Total	$117,921	-	-	117,921	16,693

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2012 on assets that were held and measured at fair value as of December 31, 2012.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (Fair Value dollars in thousands):

As of December 31, 2012	Fair	Valuation	Unobservable	Range (Average)
Description	Value	Technique	Inputs	(1) & (2)
Loans measured for impairment using the fair value of underlying collateral	$61,528	Fair Value of Property	Appraisal	$0.3 - 11.8 million ($3.2 million)
Impaired real estate owned	31,645	Fair Value of Property	Appraisal	$0.2 - 8.9 million ($3.3 million)
Impaired loans held for sale	24,748	Fair Value of Collateral	Appraisal	$0.1 - 3.1 million ($1.2 million)
Total	$117,921

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant
		Active Markets	Other	Significant	Total
	As of	for Identical	Observable	Unobservable	Impairments (1)
	December 31,	Assets	Inputs	Inputs	For the Year Ended
Description	2011	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
Loans measured for impairment
using the fair value of the
underlying collateral	$340,479	-	-	340,479	82,101
Impaired real estate owned	82,217	-	-	82,217	14,215
Impaired loans held for sale	41,408			41,408	7,646
Impaired real estate inventory	3,898	-	-	3,898	600
Total	$468,002	-	-	468,002	104,562

(1)	Total impairments represent the amount of losses recognized during year ended December 31, 2011 on assets that were held and measured at fair value as of December 31, 2011.

Liabilities on a non-recurring basis

There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2012 or 2011.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of BBX Capital’s loan portfolio is collateral dependent. BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral are considered Level 3 inputs. BBX Capital generally recognizes impairment losses based on third party broker price opinions or automated valuation services to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans are comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure time frames and exposure periods.  The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values as its loans are primarily real estate loans.

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

Impaired Real Estate Owned

Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an estimate of the fair value of the properties. The market observable data is generally comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates. However, the appraisers or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the fair values of the properties are considered Level 3 inputs.

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at December 31, 2012 and 2011 (in thousands):

		Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount		Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2012	2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$232,521	232,521	232,521	-	-
Restricted cash	54,335	54,335	54,335	-	-
Securities available for sale	213	213	213	-	-
Tax certificates	3,389	3,318	-	-	3,318
Loans receivable including loans held for sale, net	317,310	316,075	-	-	316,075
Notes receivable, net	487,110	550,000	-	-	550,000

Financial liabilities:
Receivable-backed notes payable	$445,371	454,000	-	-	454,000
Notes and mortgage notes payable and other borrowings	31,630	31,301	-	-	31,301
BB&T preferred interest in FAR	196,877	201,099	-	-	201,099
Junior subordinated debentures	144,831	117,000	-	-	117,000
Shares subject to mandatory redemption	11,851	12,100	-	-	12,100

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and interest bearing deposits in banks	$858,789	858,789
Restricted cash	62,727	62,727
Securities available for sale	62,803	62,803
Tax certificates	46,488	45,562
Federal Home Loan Bank stock	18,308	18,308
Loans receivable including loans held for sale, net	2,497,837	2,311,177
Notes receivable, net	517,836	558,000

Financial liabilities:
Deposits	$3,279,852	3,279,331
Receivable-backed notes payable	478,098	468,000
Notes and mortgage notes payable
and other borrowings	108,533	107,989
Junior subordinated debentures	477,316	336,221

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments, management has derived the fair value of certain of these financial instruments using the income approach technique with Level 3 unobservable inputs. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.  As such, BBX Capital may not receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity.

Interest-bearing deposits in other banks include $0.5 million and $5.7 million of certificates of deposits guaranteed by the FDIC with maturities of less than one year as of December 31, 2012 and 2011, respectively. Due to the FDIC guarantee and the short-term maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

The fair value of tax certificates was calculated using the income approach with Level 3 inputs.  The fair value was based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.

The fair value of FHLB stock was its carrying amount as the FHLB redeems its stock at par.

As permitted by applicable accounting guidance, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is shown in the above table at book value. The fair value of certificates of deposit was based on an income approach with Level 3 inputs.  The fair value was calculated as the discounted value of contractual cash flows with the discount rate estimated using current rates offered by BankAtlantic for certificates of deposit with similar remaining maturities as of December 31, 2011.

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

BB&T’s preferred interest in FAR’s securities is considered an adjustable rate debt security.  The fair value of this security is calculated using the income approach with Level 3 inputs.  The fair value was obtained by discounting forecasted cash flows by risk adjusted market interest rate spreads to the LIBOR swap curve.  The market spreads were obtained from reference data in the secondary institutional market place.

The estimated fair value of junior subordinated debentures are estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

In determining the fair value of BBX Capital’s junior subordinated debentures at December 31, 2011, the Company used NASDAQ price quotes available with respect to its $73.5 million of publicly traded TruPS related to its junior subordinated debentures (“public debentures”). However, $263.6 million of BBX Capital’s outstanding TruPS related to its junior subordinated debentures were not traded, but were privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. BBX Capital had deferred the payment of interest as of December 31, 2011 with respect to all of its junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell the private debentures, the fair value of the private debentures may have been subject to a greater discount to par and may have had a lower fair value than indicated by the public debenture price quotes.  However, due to their private nature and the lack of a trading market, fair values of the private debentures were not readily determinable at December 31, 2011, and as a practical alternative, management used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded. As such, the private debentures were valued using Level 2 inputs.

The fair value of Bluegreen’s notes receivable is estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

The estimated fair values of Bluegreen’s notes and mortgage notes payable and other borrowings, including receivable-backed notes payable, were determined by discounting the net cash flows to be used to repay the debt (Level 3 inputs).  The fair value of BBX Capital’s notes payable was considered its carrying amount as the notes were issued to a market participant effective December 31, 2012.

.

29.    Segment Reporting

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

As a result of BBX Capital’s sale of BankAtlantic during July 2012 and the disposition of BFC’s investment in Benihana in connection with Safflower’s acquisition of Benihana during August 2012, BFC reorganized its reportable segments to better align its segments with its and its subsidiaries’ current operations.  The Company currently reports its results through four segments:  Real Estate Operations; Bluegreen Resorts; FAR; and BBX.  The Company previously had a BFC Activities reporting segment, which consisted of BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to real estate, BFC’s investment in Benihana and certain other investments and subsidiaries. During 2012, BFC’s management modified its measure of segment operating profit to exclude the items that were previously classified within the BFC Activities segment.  Accordingly, the Company’s segment disclosure has been adjusted to reflect the revised presentation and the results previously included within BFC Activities have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts.

Discontinued operations include the results of Bluegreen Communities (which previously was a separate reporting segment), BankAtlantic’s community banking, investment, capital services and tax certificate reporting units (which previously comprised a portion of the BankAtlantic segment, which was a separate reporting segment) and Cypress Creek Holdings (which was previously part of the Real Estate Operations reporting segment). See Note 5 for additional information regarding discontinued operations.

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

FAR

BBX Capital holds 5% of the outstanding preferred membership interests in FAR as well as the right to residual proceeds from FAR following such time, if any, as BB&T, which holds 95% of FAR’s outstanding preferred membership interests, has recovered $285 million preference amount plus a priority return of LIBOR + 2.0% per annum on any unpaid preference amount. FAR activities from inception (August 1, 2012) primarily consists of managing FAR’s portfolio of assets with a view towards liquidating the assets to provide sufficient funds to result in the full recovery of the preference amount and to maximize the residual value of the assets. FAR’s activities include oversight of third party servicers and the liquidation of tax certificates, loans and real estate acquired through foreclosure.

BBX

BBX activities include the managing of a commercial loan portfolio which includes construction, residential development, land acquisition and commercial business loans. The managing of these loan portfolios includes renewing, modifying, increasing, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

The table below sets forth the Company’s segment information for the year ended December 31, 2012 (in thousands):

					Unallocated
					Amounts
	Real Estate	Bluegreen			and	Segment
	Operations	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs and real estate	$-	211,684	-	-	-	211,684
Fee based sales commission and other revenues	-	87,795	-	-	-	87,795
Other fee-based services revenue	-	74,824	-	-	-	74,824
Interest income	-	-	18,312	3,610	83,564	105,486
Other non-interest income	-	-	5,906	319	(59)	6,166
Total revenues	-	374,303	24,218	3,929	83,505	485,955

Costs and Expenses:
Cost of sale of VOIs and real estate	-	24,353	-	-	-	24,353
Cost of sale of other resorts operations	-	46,173	-	-	-	46,173
Interest expense	-	-	9,577	2,467	47,920	59,964
(Recovery) provision for loan losses	-	-	(2,163)	4,568	-	2,405
Asset impairments	-	-	8,635	1,296	-	9,931
Selling, general and administrative expenses	104	187,829	49,747	1,521	85,276	324,477
Total costs and expenses	104	258,355	65,796	9,852	133,196	467,303

Gain on extinguishment of debt	28,725	-	-	-	1,150	29,875
Gain on the sale of Benihana investment	-	-	-	-	9,307	9,307
Equity in earnings from unconsolidated affiliates	-	-	281	-	186	467
Other income	-	-	-	-	2,161	2,161
Income (loss) from continuing operations before income taxes	28,621	115,948	(41,297)	(5,923)	(36,887)	60,462
Less: (Benefit) provision for income taxes	-	-	(16,393)	(2,351)	34,969	16,225
Income (loss) from continuing operations	28,621	115,948	(24,904)	(3,572)	(71,856)	44,237
Income (loss) from discontinued operations, net of taxes	4,397	-	264,238	-	(772)	267,863
Net income (loss)	$33,018	115,948	239,334	(3,572)	(72,628)	312,100
Less: Net income attributable to noncontrolling interests					146,085	146,085
Net income attributable to BFC					$(218,713)	166,015

Total assets	$2	1,055,224	412,734	296,012	(216,784)	1,547,188

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2011 (in thousands):

				Unallocated
				Amounts
	Real Estate	Bluegreen		and	Segment
	Operations	Resorts	BBX	Eliminations	Total
Revenues:
Sales of VOIs and real estate	$-	169,998	-	-	169,998
Fee based sales commission and other revenues	-	73,673	-	748	74,421
Other fee-based services revenue	-	70,985	-	-	70,985
Interest income	-	-	41,046	88,125	129,171
Other non-interest income	-	-	853	-	853
Total revenues	-	314,656	41,899	88,873	445,428

Costs and Expenses:
Cost of sale of VOIs and real estate	-	27,058	-	-	27,058
Cost of sale of other resorts operations	-	52,094	-	-	52,094
Interest expense	2,533	-	15,572	60,172	78,277
Provision for loan losses	-	-	37,874	-	37,874
Asset impairments	-	-	14,666	-	14,666
Selling, general and administrative expenses	195	154,475	52,524	59,031	266,225
Other expenses	-	-	-	1,304	1,304
Total costs and expenses	2,728	233,627	120,636	120,507	477,498

Gain (loss) on settlement of investment in subsidiary	11,305	-	-	(615)	10,690
Gain on extinguishment of debt	11,625	-	-	-	11,625
Equity in (loss) earnings from unconsolidated affiliates	-	-	(255)	1,511	1,256
Other income	-	-	-	1,837	1,837
Income (loss) from continuing operations before income taxes	20,202	81,029	(78,992)	(28,901)	(6,662)
Less: Provision (benefit) provision for income taxes	3	-	(19,480)	21,252	1,775
Income (loss) from continuing operations	20,199	81,029	(59,512)	(50,153)	(8,437)
(Loss) income from discontinued operations, net of taxes	(1,703)	-	30,771	(40,137)	(11,069)
Net income (loss)	$18,496	81,029	(28,741)	(90,290)	(19,506)
Less: Net loss attributable to noncontrolling interests				(8,236)	(8,236)
Net loss attributable to BFC				(82,054)	(11,270)

Total assets	$6,584	1,054,967	3,678,119	38,485	4,778,155

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2010 (in thousands):

				Unallocated
				Amounts
	Real Estate	Bluegreen		and	Segment
	Operations	Resorts	BBX	Eliminations	Total
Revenues:
Sales of VOIs and real estate	$2,739	164,567	-	-	167,306
Fee-based sales commission and other revenues	1,027	52,966	-	1,531	55,524
Other fee-based services revenue	-	65,979	-	-	65,979
Interest income	-	-	49,031	93,613	142,644
Other non-interest income	-	-	246	-	246
Total revenues	3,766	283,512	49,277	95,144	431,699

Costs and Expenses:
Cost of sale of VOIs and real estate	23,232	19,862	-	-	43,094
Cost of sale of other resorts operations	-	46,863	-	-	46,863
Interest expense	12,094	-	14,877	68,126	95,097
Provision for loan losses	-	-	91,455	-	91,455
Asset impairments	-	-	5,303	-	5,303
Selling, general and administrative expenses	8,220	154,436	72,059	61,704	296,419
Other expenses	-	-	-	2,839	2,839
Total costs and expenses	43,546	221,161	183,694	132,669	581,070

Loss on settlement of investment in subsidiary	-	-	-	(977)	(977)
Gain on extinguishment of debt	13,049	-	-	-	13,049
Equity in earnings (loss) from unconsolidated affiliates	-	-	1,054	(1,905)	(851)
Other income	888	-	-	1,799	2,687
(Loss) income from continuing operations before income taxes	(25,843)	62,351	(133,363)	(38,608)	(135,463)
Less: Provision for income taxes	-	-	(2,134)	11,349	9,215
(Loss) income from continuing operations	(25,843)	62,351	(131,229)	(49,957)	(144,678)
Loss from discontinued operations, net of taxes	(2,962)	-	(12,021)	(20,526)	(35,509)
Net (loss) income	$(28,805)	62,351	(143,250)	(70,483)	(180,187)
Less: Net loss attributable to noncontrolling interests				(76,339)	(76,339)
Net loss attributable to BFC				5,856	(103,848)

Total assets	$37,937	1,195,806	4,807,526	(228,203)	5,813,066

30.    Regulatory Matters

BFC and BBX Capital

As a result of their respective historic direct and indirect ownership interests in BankAtlantic, both BBX Capital and BFC were unitary savings and loan holding companies subject to examination and regulation by the Federal Reserve. Effective July 31, 2012, BBX Capital and BFC were released from registration as savings and loan holding companies because, as a result of the sale of BankAtlantic in July 2012, they no longer directly or indirectly control a financial institution.  As such, both BBX Capital and BFC are no longer subject to regulation by the Federal Reserve or restrictions applicable to financial institution holding companies.

As public companies, BFC and BBX Capital are subject to reporting and other requirements of the Exchange Act. See the “Regulation” section of Item 1 of this report for additional information regarding regulatory requirements applicable to BFC and BBX Capital.

Bluegreen

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation. Bluegreen is subject to various federal, state, local and foreign environmental, zoning, consumer protection, and other statutes and regulations regarding the acquisition, subdivision, marketing and sale of real estate and VOIs, and various aspects of Bluegreen’s financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity. In addition to the laws applicable to Bluegreen’s customer financing and other operations discussed below, Bluegreen is or may be subject to the Fair Housing Act and various other federal statutes and regulations. Bluegreen is also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba and Blue Water Resort in Nassau, Bahamas. In addition, in the future, VOIs may be deemed to be securities subject to regulation as such, which could have a material adverse effect on Bluegreen. The cost of complying with applicable laws and regulations may be significant and Bluegreen may not maintain compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on Bluegreen.

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

During the year ended December 31, 2012, approximately 10% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 8% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. Bluegreen attempts to monitor the actions and compliance of these third parties but there are risks associated with their use. In recent years, state regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While Bluegreen continues to be subject to telemarketing risks and potential liability, Bluegreen believes that its exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be mitigated to some extent by the use of “permission marketing,” whereby Bluegreen obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. Bluegreen has also implemented policies and procedures which it believes will help reduce the possibility that individuals who have requested to be placed on Bluegreen’s internal company do not call list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

To date, Bluegreen has not been subject to any material fines or penalties as a result of its telemarketing operations. However, from time to time Bluegreen has been the subject of proceedings for violation of the “do not call” laws and for violation of state laws applicable to the marketing and sale of VOIs.  Bluegreen may not be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future of successfully develop alternative sources of prospective purchasers of Bluegreen’s VOI products at acceptable costs.  In addition, Bluegreen may face significant non-compliance issues or additional costs of compliance, which may adversely impact Bluegreen’s operations in the future.

Exchange Act

As a public companies, BFC, BBX Capital and Bluegreen are each subject to reporting and other requirements of the Exchange Act. If the currently proposed merger between BFC and Bluegreen is consummated, Bluegreen’s common stock will no longer be publicly traded and will be deregistered under the Exchange Act.

31.    Parent Company Financial Information

BFC’s parent company accounting policies are generally the same as those described in the summary of significant accounting policies appearing in Note 1.  BFC’s investments in BBX Capital, Bluegreen and other consolidated entities, including Woodbridge, are presented in the parent company financial statements as if accounted for using the equity method of accounting.

BFC’s parent company unaudited condensed statements of financial condition at December 31, 2012 and 2011, and unaudited condensed statements of operations and cash flows for each of the years in the three year period ended December 31, 2012, are shown below:

BFC PARENT COMPANY CONDENSED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	December 31,
ASSETS	2012	2011
Cash and cash equivalents	$14,401	1,418
Securities available for sale at fair value	36	16,311
Investment in and advances to subsidiaries	308,741	117,242
Notes receivable due from Woodbridge Holdings, LLC	9,545	7,574
Other assets	1,094	1,004
Total assets	$333,817	143,549

LIABILITIES AND EQUITY
Shares subject to mandatory redemption	11,851	-
Other liabilities	22,999	10,986
Total liabilities	34,850	10,986
Redeemable 5% Cumulative Preferred Stock	-	11,029
Shareholders' equity	298,967	121,534
Total liabilities and Equity	$333,817	143,549

BFC PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

	For the Years Ended
	December 31,
	2012	2011	2010
Revenues	$10,892	2,175	2,018
Expenses	21,478	7,680	8,586
Loss before earnings (loss) from subsidiaries	(10,586)	(5,505)	(6,568)
Equity in earnings (loss) from consolidated
and other subsidiaries	178,428	(5,765)	(98,590)
Income (loss) before income taxes	167,842	(11,270)	(105,158)
Income taxes	1,827	-	(1,310)
Net income (loss)	166,015	(11,270)	(103,848)
Preferred Stock dividends	(188)	(750)	(750)
Net income (loss) to common shareholders	$165,827	(12,020)	(104,598)

BFC PARENT COMPANY STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
Operating Activities:	2012	2011	2010
Net income (loss) attributable to BFC	$166,015	(11,270)	(103,848)

Adjustments to reconcile net income to net
cash used in operating activities:
Equity from (earnings) loss in Woodbridge	(50,505)	(6,941)	36,903
Equity from (earnings) loss in BBX Capital	(127,791)	14,194	59,843
Equity loss (earnings) in other subsidiaries	191	(1,488)	2,361
Other securities activities, net	7	(51)	-
Gain on sale of Benihana	(9,307)	-	-
Depreciation and amortization	29	28	18
Unpaid interest on shares subject to mandatory redemption	350	-	-
Share-based compensation expense related to stock
options and restricted stock	571	293	546
Increase (decrease) in income taxes	1,827	-	(1,827)
Increase (decrease) in advances to wholly owned subsidiaries	(1,108)	(198)	28
Increase in loans receivable	(1,971)	(5,562)	(2,012)
Dividends from subsidiaries	-	84	-
Change in real estate inventory	(64)	(77)	(87)
(Increase) decrease in other assets	(118)	412	(276)
Increase (decrease) in other liabilities	9,353	(90)	(810)
Net cash used in operating activities	(12,521)	(10,666)	(9,161)

Investing Activities:
Proceeds from the sale of securities available for sale	25,784	12,067	2,527
Proceeds from maturities of securities available for sale	-	15,457	38,068
Purchase of securities	-	(9,926)	(57,056)
Distribution from subsidiaries	82	91	45,085
Additions to property and equipment	-	-	(65)
Acquisition of BBX Capital Class A shares	-	(10,000)	(15,000)
Net cash provided by investing activities	25,866	7,689	13,559

Financing Activities:
Proceeds from issuance of Common Stock upon
exercise of stock option	13	-	2
Preferred stock dividends paid	(375)	(563)	(750)
Net cash used in financing activities	(362)	(563)	(748)
Increase (decrease) in cash and cash equivalents	12,983	(3,540)	3,650
Cash at beginning of period	1,418	4,958	1,308
Cash at end of period	$14,401	1,418	4,958

Supplementary disclosure of non-cash investing and financing activities:
Net increase in shareholders' equity
from the effect of subsidiaries' capital transactions,
net of income taxes	$1,253	1,453	1,760
Increase (decrease) in accumulated other comprehensive
income, net of taxes	13,024	(13,086)	1,069
Decrease in equity attributable to Woodbridge's
dissenting holders	(2,846)	-	-
Decrease in equity due to the change in fair value
for shares subject to mandatory redemption	(472)	-	-
Change due to the re-classification of redeemable
preferred stock to shares subject to mandatory
redemption	(11,029)	-	-
Net decrease in shareholders' equity resulting from
cumulative effect of change in accounting principle	-	-	(1,496)

At December 31, 2011, securities available for sale included BFC’s investment in Benihana’s Common Stock at its estimated fair value of approximately $16.2 million. See Note 1 and Note 6 for further information about our previous investment in Benihana.  See Note 25 regarding the reclassification of BFC’s 5% Cumulative Preferred Stock to a liability during 2012 as a result of an amendment to the rights and privileges of such stock which requires mandatory redemption of such stock in the future.

Approximately $4.6 million of the amounts set forth as other liabilities at each of December 31, 2012 and 2011 represent amounts due in connection with the settlement of a class action litigation relating to exchange transactions that BFC entered into in 1989 and 1991. BFC is required to repay this obligation as settlement holders submit their claims to BFC.

32.    Certain Relationships and Related Party Transactions

BFC is the controlling shareholder of BBX Capital and Bluegreen. BFC also had a direct non-controlling interest in Benihana prior to the acquisition of Benihana by Safflower during August 2012. Shares of BFC’s Class A and Class B Common Stock representing a majority of BFC’s total voting power are owned or controlled by BFC’s Chairman, President and Chief Executive Officer, Alan B. Levan, and by BFC’s Vice Chairman, John E. Abdo, both of whom are also directors of Bluegreen, and executive officers and directors of BBX Capital. Mr. Levan and Mr. Abdo also served as directors of Benihana until Safflower’s acquisition of Benihana during August 2012. In addition, Jarett S. Levan, the son of Alan B. Levan, and Seth M. Wise are executive officers and directors of BFC and BBX Capital.  John K. Grelle serves as an executive officer of BFC and BBX Capital.

As previously described, BFC and Bluegreen entered into a merger agreement on November 11, 2011 (the “2011 merger agreement”) which contemplated the merger of Bluegreen with and into a wholly-owned subsidiary of BFC, and for Bluegreen’s shareholders (other than BFC) to receive eight shares of BFC’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger. Due to the inability to satisfy all required closing conditions, specifically the listing of BFC’s Class A Common Stock on a national securities exchange, effective November 14, 2012, the parties agreed to terminate the 2011 merger agreement and entered into the 2012 merger agreement described below.

On November 14, 2012, BFC and Woodbridge entered into a new definitive merger agreement with Bluegreen (the “2012 merger agreement”) providing for the acquisition of Bluegreen by Woodbridge in a cash merger (the “2012 merger”) pursuant to which Bluegreen’s shareholders (other than BFC, directly or indirectly through Woodbridge, and shareholders of Bluegreen who duly exercise appraisal rights in accordance with Massachusetts law) will receive consideration of $10.00 in cash for each share of Bluegreen’s common stock that they hold at the effective time of the merger.  Consummation of the 2012 merger is subject to, among other things, the parties obtaining the financing necessary to consummate the transaction.  The aggregate merger consideration is expected to be approximately $150 million.  If the 2012 merger is consummated, Bluegreen will become a wholly owned subsidiary of Woodbridge, and Bluegreen’s common stock will no longer be listed for trading on the NYSE or registered under the Exchange Act.

In connection with the financing of the 2012 merger, BFC and BBX Capital entered into a letter agreement relating to a proposed investment by BBX Capital of $71.75 million in Woodbridge. It is contemplated that the proposed investment, which is subject to the execution of definitive agreements by BBX Capital and BFC, would be made by BBX Capital at the effective time of the merger in exchange for a 46% equity interest in Woodbridge. BFC would continue to hold the remaining 54% of Woodbridge’s equity interests. It is anticipated that BBX Capital’s investment in Woodbridge will consist of approximately $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of approximately $11.75 million. The cash proceeds from the investment are expected to be utilized to pay a portion of the aggregate merger consideration. It is also contemplated that, in connection with the investment, Woodbridge’s Operating Agreement will be amended to set forth BFC’s and BBX Capital’s respective rights as members of Woodbridge following the investment and provide, among other things, for unanimity on certain specified “major decisions.”

The following table presents information relating to the shared service arrangements  between BFC, BBX Capital (including BankAtlantic) and Bluegreen, and the information technology services agreement between BFC and BBX Capital (including BankAtlantic) for the years ended December 31, 2012, 2011 and 2010. All amounts were eliminated in consolidation (in thousands).

		For the Year Ended December 31, 2012
		BFC	BBX Capital	Bluegreen
Shared service income (expense)	(a)	$1,001	(623)	(378)
Facilities cost and information technology	(b)	$(219)	188	31

		For the Year Ended December 31, 2011
		BFC	BBX Capital	Bluegreen
Shared service income (expense)	(a)	$1,688	(1,292)	(396)
Facilities cost and information technology	(b)	$(410)	359	51

		For the Year Ended December 31, 2010
		BFC	BBX Capital	Bluegreen
Shared service income (expense)	(a)	$2,565	(2,105)	(460)
Facilities cost and information technology	(b)	$(544)	484	60

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

(b)

As part of the shared service arrangement, BFC paid BBX Capital and Bluegreen for the cost of office facilities utilized by BFC and its shared service operations. BFC also paid BBX Capital for information technology related services pursuant to a separate agreement. BBX Capital  received approximately $60,000, $91,000 and $154,000 from BFC under the information technology services agreement during the years ended December 31, 2012, 2011 and 2010, respectively.

In June 2010, BBX Capital and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC received a monthly fee of $12,500 from each of BankAtlantic and BBX Capital and, if BFC’s efforts resulted in net recoveries of any non-performing loan or the sale of real estate owned, BFC received a fee equal to 1% of the net value recovered. During the years ended December 31, 2012, 2011 and 2010, BFC received an aggregate of $0.3 million, $0.7 million and $0.8 million, respectively, of real estate advisory service fees under this agreement.

The above-described agreements between BFC and BankAltantic were either terminated effective upon the closing of the BB&T Transaction or were assumed by BB&T for a limited period of time after consummation of the BB&T Transaction and, following the BB&T Transaction, are no longer considered related party transactions.

Upon the consummation of the BB&T Transaction, a transition services agreement was entered into with BB&T under which certain individuals who performed services on behalf of BFC’s shared services subsidiary and became employed by BB&T after the BB&T Transaction would provide specified services to BFC at no cost to BFC through the earlier of the termination of the individual’s employment with BB&T and October 1, 2012.  BFC did not recognize compensation expense during the two months ended December 31, 2012 for services performed for the benefit of BFC by these BB&T employees.

In December 2012, BFC entered into a sublease agreement with BBX Capital whereby BBX Capital subleases office facilities to BFC at BBX Capital’s and BFC’s principal executive offices.  Under the terms of the agreement, BFC reimburses BBX Capital for certain costs and expenses with respect to the subleased space.  During December 2012, BFC incurred $38,000 of rental expense from this arrangement.

During the years ended December 31, 2012, 2011 and 2010, Bluegreen paid a subsidiary of BFC approximately $0.6 million, $0.7 million and $1.3 million, respectively, for a variety of management advisory services.

In addition, BFC had an agreement with Bluegreen relating to the maintenance of different independent registered public accounting firms. Pursuant to this agreement, Bluegreen reimbursed BFC during the years ended December 31, 2012, 2011 and 2010 approximately $0.4 million, $0.5 million and $0.6 million, respectively, for fees paid by BFC to its independent registered public accounting firm for services performed at Bluegreen as part of its annual financial statement audit. This agreement was terminated in connection with Bluegreen’s decision during October 2012 to change its independent registered public accounting firm to the same firm used by BFC. Additionally, during the years ended December 31, 2011 and 2010, Bluegreen reimbursed BFC approximately $0.1 million and $1.4 million, respectively, for certain expenses incurred in assisting Bluegreen in its efforts to explore additional sources of liquidity.

Beginning in 2009, Bluegreen entered into a land lease with Benihana, who constructed and operates a restaurant on one of Bluegreen’s resort properties. Under the terms of the lease, Bluegreen receives payments from Benihana of approximately  $0.1 million annually.

In prior periods, BBX Capital issued options to purchase shares of BBX Capital’s Class A Common Stock to employees of BFC. Additionally, certain employees of BBX Capital have transferred to affiliate companies, and BBX Capital has elected, in accordance with the terms of BBX Capital’s stock option plans, not to cancel the stock options held by those former employees. BBX Capital from time to time also issues options and restricted stock awards to employees of BFC that perform services for BBX Capital.  During the year ended December 31, 2010, BBX Capital granted 15,000 restricted stock awards to BFC employees who performed services for BBX Capital.  These stock awards vest pro-rata over a four year period.  Expenses relating to all options and restricted stock awards granted by BBX Capital to BFC employees were approximately $19,000,  $51,000 and $77,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

There were no options exercised by former employees of BBX Capital during the years ended December 31, 2012, 2011 or 2011. BBX Capital’s Compensation Committee approved the acceleration of vesting of 7,500 restricted stock awards of BBX Capital’s Class A Common Stock previously issued to BFC employees such that they fully vested upon closing of the BB&T Transaction on July 31, 2012.  Additionally, options to acquire 4,944 shares of BBX Capital’s Class A Common Stock issued to BFC employees were forfeited upon the closing of the BB&T Transaction.

As of December 31, 2011, BFC had cash and cash equivalents accounts at BankAtlantic with a total balance of approximately $0.2 million. These accounts were on the same general terms as deposits made by unaffiliated third parties. The Company received nominal interest in connection with its deposits.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

33.    Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	For the Years Ended
	December 31,
	2012	2011	2010
Basic earnings (loss) per common share
Numerator:
Income (loss) from continuing operations	$44,237	(8,437)	(144,678)
Less: Noncontrolling interests income from continuing operations	23,626	(2,732)	(60,294)
Income (loss) to common shareholders	20,611	(5,705)	(84,384)
Preferred stock dividends	(188)	(750)	(750)
Decrease in equity due to the change in fair value of
shares subject to mandatory redemption	(472)	-	-
Income (loss) available to common shareholders	19,951	(6,455)	(85,134)

Income (loss) from discontinued operations	267,863	(11,069)	(35,509)
Less: Noncontrolling interests income (loss) from discontinued operations	122,459	(5,504)	(16,045)
Income (loss) from discontinued operations to common shareholders	145,404	(5,565)	(19,464)
Net income (loss) available to common shareholders	$165,355	(12,020)	(104,598)

Denominator:
Basic weighted average number of common shares outstanding	77,142	75,790	75,379

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.26	(0.09)	(1.13)
Earnings (loss) per share from discontinued operations	1.88	(0.07)	(0.26)
Basic earnings (loss) per share	$2.14	(0.16)	(1.39)

Diluted earnings (loss) per common share
Numerator:
Income (loss) available to common shareholders	$19,951	(6,455)	(85,134)
Income (loss) from discontinued operations	145,404	(5,565)	(19,464)
Net income (loss) available to common shareholders	$165,355	(12,020)	(104,598)

Denominator:
Basic weighted average number of common shares outstanding	77,142	75,790	75,379
Effect of dilutive stock options and unvested restricted stock	1,945	108	-
Diluted weighted average number of common shares outstanding	79,087	75,898	75,379

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.25	(0.09)	(1.13)
Earnings (loss) per share from discontinued operations	1.84	(0.07)	(0.26)
Diluted earnings (loss) per share	$2.09	(0.16)	(1.39)

Options to acquire 2,297,858 and 2,492,176 shares of common stock were anti-dilutive and not included in the calculation of diluted earnings (loss) per share for the years ended December 31, 2011 and 2010, respectively.   5,556,292 unvested restricted shares of BFC’s Class A Common Stock were anti-dilutive and not included in the calculation of diluted earnings (loss) per share for the year ended December 31, 2012.

In accordance with the applicable accounting guidance, during the second quarter of 2012, BFC reclassified its 5% cumulative preferred stock as a liability due to an amendment to its rights and privileges of such stock which, among other things, requires BFC to redeem shares of the 5% cumulative preferred stock in future periods.  As a result of such reclassification, the difference between the fair value of the 5% cumulative preferred stock and its carrying amount is required to be recorded as an adjustment to paid-in capital, which is added to or deducted from net earnings available to common shareholders in the calculation of earnings per share.  In connection with the reclassification of BFC’s 5% cumulative preferred stock, earnings per share for the year ended December 31, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million.  See Note 25 for additional information relating to BFC’s 5% cumulative preferred stock.

34.    Selected Quarterly Results (Unaudited)

The following tables summarize the results of operations for each fiscal quarter during the years ended December 31, 2012 and 2011 (in thousands except for per share data):

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$104,776	125,005	129,994	126,180	485,955
Costs and expenses	105,624	109,940	121,820	129,919	467,303
	(848)	15,065	8,174	(3,739)	18,652
Gain on extinguishment of debt	-	29,875	-	-	29,875
Gain on sale of Benihana investment	-	-	9,307	-	9,307
Equity in earnings from unconsolidated affiliates	158	154	128	27	467
Other income	586	419	972	184	2,161
(Loss) income from continuing operations before income taxes	(104)	45,513	18,581	(3,528)	60,462
Less: provision (benefit) for income taxes	5,201	10,813	(1,384)	1,595	16,225
(Loss) income from continuing operations	(5,305)	34,700	19,965	(5,123)	44,237
Income (loss) from discontinued operations, net of income tax	2,944	(5,324)	277,925	(7,682)	267,863
Net (loss) income	(2,361)	29,376	297,890	(12,805)	312,100
Less: Net income attributable to noncontrolling interests	359	3,697	139,760	2,269	146,085
Net (loss) income attributable to BFC	(2,720)	25,679	158,130	(15,074)	166,015
Preferred Stock dividends	(188)	-	-	-	(188)
Net (loss) income allocable to common stock	$(2,908)	25,679	158,130	(15,074)	165,827

Basic (Loss) Earnings per Common Share
(Loss) earnings per share from continuing operations (1)	$(0.08)	0.36	0.12	(0.14)	0.26
Earnings (loss) per share from discontinued operations	0.04	(0.04)	1.93	(0.05)	1.88
Net (loss) earnings per common share (1)	$(0.04)	0.32	2.05	(0.19)	2.14

Diluted (Loss) Earnings per Common Share
(Loss) earnings per share from continuing operations (1)	$(0.08)	0.36	0.12	(0.15)	0.25
Earnings (loss) per share from discontinued operations	0.04	(0.04)	1.88	(0.04)	1.84
Net (loss) earnings per common share (1)	$(0.04)	0.32	2.00	(0.19)	2.09

Basic weighted average number of common shares outstanding	77,135	77,135	77,135	77,162	77,142

Diluted weighted average number of common and common equivalent shares outstanding	77,489	78,820	79,109	80,626	79,087

Amount attributable to BFC common shareholders:
(Loss) income from continuing operations, net of tax	$(6,475)	28,513	8,937	(11,024)	19,951
Income (loss) from discontinued operations	3,567	(2,834)	148,721	(4,050)	145,404
Net (loss) income	$(2,908)	25,679	157,658	(15,074)	165,355

(1)

In accordance with the applicable accounting guidance, during the second quarter of 2012, BFC reclassified its 5% cumulative preferred stock as a liability due to an amendment to the rights and privileges of such stock which, among other things, requires BFC to redeem shares of the 5% cumulative preferred stock in future periods.  As a result of such reclassification, the difference between the fair value of the 5% cumulative preferred stock and its carrying amount is required to be recorded as an adjustment to paid-in capital, which is added to or deducted from net earnings available to common shareholders in the calculation of earnings per share.  In connection with the reclassification of BFC's 5% cumulative preferred stock, earnings per share for the year ended December 31, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million. See Note 25 for additional information relating to BFC's 5% cumulative preferred stock and Note 33 for additional information relating to earnings (loss) per common share.

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$98,754	112,895	123,351	110,428	445,428
Costs and expenses	113,370	118,302	126,672	119,154	477,498
	(14,616)	(5,407)	(3,321)	(8,726)	(32,070)
Gain (loss) on settlement of investment in subsidiary	11,305	-	-	(615)	10,690
Gain on extinguishment of debt	-	-	-	11,625	11,625
Equity in earnings (loss) from unconsolidated affiliates	1,777	475	513	(1,509)	1,256
Other income	898	403	318	218	1,837
(Loss) income from continuing operations before income taxes	(636)	(4,529)	(2,490)	993	(6,662)
Less: provision (benefit) for income taxes	2,145	(1,348)	1,124	(146)	1,775
(Loss) income from continuing operations	(2,781)	(3,181)	(3,614)	1,139	(8,437)
(Income) loss from discontinued operations, net of income tax	(9,545)	198	3,773	(5,495)	(11,069)
Net (loss) income	(12,326)	(2,983)	159	(4,356)	(19,506)
Less: Net (loss) income attributable to noncontrolling interests	(9,715)	3,955	1,963	(4,439)	(8,236)
Net (loss) income attributable to BFC	(2,611)	(6,938)	(1,804)	83	(11,270)
Preferred Stock dividends	(188)	(187)	(188)	(187)	(750)
Net loss allocable to common stock	$(2,799)	(7,125)	(1,992)	(104)	(12,020)

Basic (Loss) Earnings per Common Share
Earnings (loss) per share from continuing operations	$0.02	(0.09)	(0.13)	0.11	(0.09)
(Loss) earnings per share from discontinued operations	(0.06)	-	0.10	(0.11)	(0.07)
Net loss per common share	$(0.04)	(0.09)	(0.03)	-	(0.16)

Diluted (Loss) Earnings per Common Share
Earnings (loss) per share from continuing operations	$0.02	(0.09)	(0.13)	0.11	(0.09)
(Loss) earnings per share from discontinued operations	(0.06)	-	0.10	(0.11)	(0.07)
Net loss per common share	$(0.04)	(0.09)	(0.03)	-	(0.16)

Basic weighted average number of common shares outstanding	75,381	75,381	75,381	77,001	75,790

Diluted weighted average number of common and common equivalent shares outstanding	75,381	75,381	75,381	77,118	75,898

Amount attributable to BFC common shareholders:
Income from continuing operations, net of tax	$1,709	(6,926)	(9,804)	8,566	(6,455)
(Loss) income from discontinued operations, net of taxes	(4,508)	(199)	7,812	(8,670)	(5,565)
Net loss	$(2,799)	(7,125)	(1,992)	(104)	(12,020)

(This page intentionally left blank)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management.  As of December 31, 2012, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  As of December 31, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012 as stated in its report which appears in this Annual Report on Form 10-K. See Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting relates to the financial reporting of the Company and its consolidated subsidiaries, including BBX Capital and Bluegreen.  During the quarter ended December 31, 2012, there were changes in our internal control over financial reporting pertaining to BBX Capital as a result of changes in BBX Capital’s assets and operations as a consequence of the BankAtlantic Sale.  These changes included changes in internal control processes associated with the implementation of accounting applications, the outsourcing of loan servicing and the discontinuation of certain BankAtlantic’s operations.  Our principal executive officer and principal financial officer concluded that the design of the controls during the quarter ended December 31, 2012 were effective, in all material respects, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were completed to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

None.

PART III

The following table sets forth, as of December 31, 2012, the information required by Item 12 of Part III of Form 10-K regarding awards previously granted and outstanding, and securities authorized for future issuance, under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)

Equity compensation plans approved by security holders	2,263,488	$0.41	414,665
Equity compensation plans not approved by security holders	—	—	—

Total	2,263,488	$0.41	414,665

The remaining information required by Items 10 through 14 of Part III of Form 10-K will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2013 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2012.  Alternatively, we may provide the remaining information required by Items 10 through 14 of Part III of Form 10-K in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents Filed as Part of this Report:

(1)Financial Statements

The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.

Report of Independent Registered Certified Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2012.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2012.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2012.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2012.

Notes to Consolidated Financial Statements.

(2)Financial Statement Schedules

Schedules not listed are omitted as the required information is either not applicable or is presented in the financial statements or related notes.

(3)Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
2.1	Agreement and Plan of Merger, dated as of November 14, 2012, by and among BFC Financial Corporation, Woodbridge Holdings, LLC, BXG Florida Corporation and Bluegreen Corporation	Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed November 16, 2012
3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997
3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K, filed June 27, 2002
3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003
3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005
3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008
3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009
3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009
3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009
3.9	Bylaws, as amended, effective September 21, 2009	Annex E of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009
3.10	Form of Bylaws, as proposed to be amended effective upon closing of the merger contemplated by the merger agreement attached as Exhibit 2.1	Filed with this Report
4.1	Specimen Class A Common Stock Certificate	Filed with this Report
4.2	Specimen Class B Common Stock Certificate	Filed with this Report
4.3	Rights Agreement dated as of September 21, 2009 by and between BFC Financial Corporation and American Stock Transfer and Trust Company, LLC as Rights Agent.	Exhibit 4.1 of Registrant’s Current Report on Form 8-K, filed September 25, 2009
10.1	BFC Financial Corporation 2005 Stock Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2012
10.2	BFC Financial Corporation Stock Option Plan	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 31, 1996
10.3	Employment agreement of Alan B. Levan	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.
10.4	Employment agreement of John E. Abdo	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.
10.5	Employment agreement of Seth M. Wise	Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Exhibit
Number	Description	Reference
10.6	Employment agreement of John K. Grelle	Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.
10.7	Employment agreement of Jarett S. Levan	Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.
10.8

Indenture between BXG Receivables Note Trust 2012-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of August 15, 2012.

Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012.
10.9	Sale Agreement by and among BRFC 2012-A LLC as Depositor and BXG Receivables Note Trust 2012-A as Issuer dated as of August 15, 2012	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012.
10.10	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012.
10.11	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012.	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012.
21.1	Subsidiaries of the Registrant	Filed with this Report
23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*

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

April 1, 2013By: /s/ Alan B. Levan

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

Signature	Title	Date

/s/ Alan B. Levan		April 1, 2013
Alan B. Levan	Chairman of the Board, President and Chief Executive
Officer

/s/ John E. Abdo		April 1, 2013
John E. Abdo	Vice Chairman of the Board

/s/ Seth M. Wise		April 1, 2013
Seth M. Wise	Executive Vice President and Director

/s/ Jarett Levan		April 1, 2013
Jarett Levan	Executive Vice President and Director

/s/ John K. Grelle		April 1, 2013
John K. Grelle	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

/s/ D. Keith Cobb		April 1, 2013
D. Keith Cobb	Director

/s/ Darwin Dornbush		April 1, 2013
Darwin Dornbush	Director

/s/ Oscar J. Holzmann		April 1, 2013
Oscar J. Holzmann	Director

/s/ Alan Levy		April 1, 2013
Alan Levy	Director

/s/ Joel Levy		April 1, 2013
Joel Levy	Director

/s/ William Nicholson		April 1, 2013
William Nicholson	Director

/s/ Neil A. Sterling		April 1, 2013
Neil A. Sterling	Director