Form 10-K/A
period 2012-12-31
BFC FINANCIAL CORP
filed 2013-04-29
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2012

	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Class A Common Stock, $0.01 par value

Class B Common Stock, $0.01 par value

Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO 

Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer                  Accelerated filer                 Non-accelerated filer            Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  NO ☑

On June 30, 2012, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $37.6 million computed by reference to the closing price of the registrant’s Class A Common Stock on such date. The registrant does not have any non-voting common equity.

The number of outstanding shares of each of the registrant’s classes of common stock, as of April 19, 2013 was as follows:

Class A Common Stock, $.01 par value: 75,911,649 shares outstanding

Class B Common Stock, $.01 par value: 7,307,742 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

BFC Financial Corporation (the “Company” or “BFC”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “Form 10-K”), to include the remaining information required by Items 10-14 of Part III of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and Exhibit 31.2, respectively, to this Amendment. Except as expressly set forth herein, this Amendment does not reflect subsequent events that may have occurred after the filing date of the Form 10-K nor does it change, modify or update the disclosures made therein.

BFC FINANCIAL CORPORATION

Amendment No. 1 to

Annual Report on Form 10-K for the Year Ended December 31, 2012

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information with respect to the Company’s executive officers and directors as of April 5, 2013.

Name	Age	Position
Alan B. Levan	68	Chairman, Chief Executive Officer and President
John E. Abdo	69	Vice Chairman
Jarett S. Levan	39	Executive Vice President and Director
Seth M. Wise	43	Executive Vice President and Director
John K. Grelle	69	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Chief Risk Officer
Darwin Dornbush	83	Director
Oscar Holzmann	70	Director
Alan J. Levy	73	Director
Joel Levy	73	Director
William Nicholson	67	Director
Neil Sterling	61	Director

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

Alan B. Levan formed the I.R.E. Group (predecessor to the Company) in 1972. Since 1978, he has been Chairman, President and Chief Executive Officer of the Company or its predecessors. Since 1994, he has been Chairman of the Board and Chief Executive Officer of BBX Capital Corporation (“BBX Capital”), and he served as Chairman of the Board of BankAtlantic, BBX Capital’s former banking subsidiary, from 1987 until July 2012 when BankAtlantic was sold to BB&T Corporation (“BB&T”). The Company owns shares of BBX Capital’s Class A Common Stock, which is listed on the New York Stock Exchange (the “NYSE”), and Class B Common Stock representing approximately 75% of the total voting power of such stock. Since 2002, Mr. Levan has also served as Chairman of Bluegreen Corporation (“Bluegreen”), which was a NYSE-listed company until it was acquired by Woodbridge Holdings, LLC (“Woodbridge”) on April 2, 2013. The Company and BBX Capital own 54% and 46%, respectively, of Woodbridge’s outstanding membership interests. Prior to Woodbridge’s acquisition of Bluegreen, the Company, indirectly through Woodbridge, owned approximately 54% of Bluegreen’s outstanding common stock. Mr. Levan also served as a director of Benihana Inc. (“Benihana”) from June 2009 until August 2012 when Benihana was acquired by Safflower Holdings Corp. (“Safflower”), and he served as Chairman and Chief Executive Officer of Woodbridge Holdings Corporation from 1985 until September 2009, when it merged with and into Woodbridge, which at that time was a wholly owned subsidiary of the Company (the “Woodbridge Merger”).  The Company’s Board of Directors believes that Mr. Levan is a strong operating executive and that his proven leadership skills enhance the Board and the Company. The Company’s Board of Directors also believes that Mr. Levan’s management and directorship positions at the Company and its subsidiaries provide the Board with critical insight regarding the business and prospects of the organization. Alan B. Levan is the father of Jarett S. Levan.

John E. Abdo has served as Vice Chairman of the Company since 1993 and Vice Chairman of BBX Capital since 1994. He was also Vice Chairman of the Board of BankAtlantic and Chairman of its Executive Committee from April 1987 and October 1985, respectively, until July 2012 when BankAtlantic was sold to BB&T. Mr. Abdo has also served as Vice Chairman of the Board of Bluegreen since 2002.  He served on the Board of Directors of Benihana from 1990, including service as Vice Chairman, until August 2012 when Benihana was acquired by Safflower. Mr. Abdo is also President of Abdo Companies, Inc., a member of the Board of Directors of the Performing Arts Center Authority (“PACA”) and former President and current director and Chairman of the Finance Committee of the Broward Performing Arts Foundation. Mr. Abdo served as Vice Chairman of Woodbridge Holdings Corporation from 2001 until the consummation of the Woodbridge Merger during September 2009. The Company’s Board of Directors believes that it benefits from Mr. Abdo’s contributions to the Board, many of which are the result of his extensive knowledge of the Florida business community and the business and affairs of the Company and its subsidiaries based on his long history of service. The Board also believes that Mr. Abdo’s real estate background provides additional perspective to the Board.

Jarett S. Levan was appointed to the Company’s Board of Directors during September 2009 in connection with the consummation of the Woodbridge Merger and was appointed to serve as Executive Vice President of the Company during April 2011. He is the President and a director of BBX Capital.  He also served as the Chief Executive Officer and President of BankAtlantic until July 2012 when BankAtlantic was sold to BB&T. Mr. Levan serves as Chairman of Business for the Arts of Broward and as a director of the Broward Center for the Performing Arts, the Fort Lauderdale Museum of Art, the Museum of Discovery and Science (Fort Lauderdale), the Broward Alliance, the Broward Workshop and the Broward County Cultural Council. The Company’s Board of Directors believes that Mr. Levan’s management position at the Company and long history of service as an executive officer and director of BBX Capital allow him to provide insight to the Board with respect to each company’s business and affairs. Jarett S. Levan is the son of Alan B. Levan.

Seth M. Wise has served as a director and Executive Vice President of the Company since September 2009 when he was appointed to such positions in connection with the consummation of the Woodbridge Merger. Mr. Wise was appointed to serve as Executive Vice President of BBX Capital during August 2012. Since July 2005, Mr. Wise has served as President of Woodbridge (and its predecessor by merger, Woodbridge Holdings Corporation) after serving as its Executive Vice President since September 2003. At the request of Woodbridge Holdings Corporation, Mr. Wise served as President of Levitt and Sons, LLC, the former wholly owned homebuilding subsidiary of Woodbridge Holdings Corporation, prior to its filing for bankruptcy on November 9, 2007. He also previously was Vice President of Abdo Companies, Inc. The Company’s Board of Directors believes that Mr. Wise’s real estate-related experience and background enhance the Board’s knowledge with respect to the real estate industry and that it benefits from the insight he brings with respect to the Company’s, BBX Capital’s and Woodbridge’s operations based on his executive positions at those companies.

John K. Grelle joined the Company as acting Chief Financial Officer during January 2008 and was appointed Executive Vice President and Chief Financial Officer during May 2008, Chief Risk Officer during September 2011and Chief Accounting Officer during November 2012. Mr. Grelle has also served as Chief Financial Officer of BBX Capital since August 2012. In addition, Mr. Grelle served as Executive Vice President, Chief Financial Officer and principal accounting officer of Woodbridge Holdings Corporation from May 2008 until the consummation of the Woodbridge Merger during September 2009. Mr. Grelle served as a Partner of Tatum, LLC, an executive services firm, from October 2007 until January 2008 when he joined the Company. From 2003 through October 2007, Mr. Grelle was the founder and principal of a business formation and strategic development consulting firm.

Darwin Dornbush was appointed to the Company’s Board of Directors during September 2009 in connection with the consummation of the Woodbridge Merger after previously serving as a director of Woodbridge Holdings Corporation since 2003. Mr. Dornbush has been a partner in the law firm of Dornbush Schaeffer Strongin & Venaglia, LLP since 1964. He also served as Secretary of Cantel Medical Corp., a healthcare company, until 2010 and as a director of that company until 2009. In addition, Mr. Dornbush served as a member of the Board of Directors of Benihana from 1995 through 2005 and again from 2009 through January 2012. From 1983 until 2008, he served as Secretary of Benihana and its predecessor. The Company’s Board of Directors believes that it benefits from Mr. Dornbush’s experience in legal and business matters gained from his career as a practicing attorney and his experience serving on public company boards.

Oscar Holzmann has been a director of the Company since 2002. Mr. Holzmann has been an Associate Professor of Accounting at the University of Miami School of Business since 1980. He received his Ph.D. in Business Administration from Pennsylvania State University in 1974. The Company’s Board of Directors believes that Mr. Holzmann’s background gives him a unique perspective and position to contribute to the Board. His accounting and financial knowledge also make him a valuable member of the Company’s Audit Committee.

Alan J. Levy was appointed to the Company’s Board of Directors during September 2009 in connection with the consummation of the Woodbridge Merger after previously serving as a director of Woodbridge Holdings Corporation since 2005. Mr. Levy is the founder and, since 1980, has served as the President and Chief Executive Officer of Great

American Farms, Inc., an agricultural company involved in the farming, marketing and distribution of a variety of fresh fruits and vegetables. The Company’s Board of Directors believes that Mr. Levy’s leadership skills and business experience gained from his service as the President and Chief Executive Officer of Great American Farms enhances the Board.

Joel Levy was appointed to the Company’s Board of Directors during September 2009 in connection with the consummation of the Woodbridge Merger after previously serving as a director of Woodbridge Holdings Corporation since 2003. Mr. Levy is currently the Vice Chairman of Adler Group, Inc., a commercial real estate company, and he served as President and Chief Operating Officer of Adler Group from 1984 through 2007. Mr. Levy also serves as President and Chief Executive Officer of JLRE Consulting, Inc. Mr. Levy is a Certified Public Accountant with vast experience in public accounting. The Company’s Board of Directors believes that Mr. Levy’s experience relating to the real estate industry gained from his executive positions at Adler Group and JLRE Consulting and his previous directorship at Woodbridge Holdings Corporation provide meaningful insight to the Board and that, based on his finance and accounting background, Mr. Levy makes important contributions to the Company’s Audit Committee.

William Nicholson was appointed to the Company’s Board of Directors during September 2009 in connection with the consummation of the Woodbridge Merger after previously serving as a director of Woodbridge Holdings Corporation since 2003. Since May 2010, Mr. Nicholson has served as a principal of Heritage Capital Group, an investment banking firm. He also served as a principal of Heritage Capital Group from December 2003 through March 2009. In addition, since 2004, Mr. Nicholson has served as President of WRN Financial Corporation and, since 2008, he has been a principal with EXP Loan Services LLC. He was also the Managing Director of BSE Management, LLC from March 2009 through April 2010. The Company’s Board of Directors believes that, because of Mr. Nicholson’s extensive knowledge of the capital and financial markets and broad experience working with the investment community, Mr. Nicholson provides important insight to the Board on financial issues.

Neil Sterling has served as a director of the Company since 2003. Mr. Sterling has been the principal of The Sterling Resources Group, Inc., a business development consulting firm, since 1998. He is also the principal of SRG Technology, LLC, a software development and sales company, and New River Consulting Group, LLC, a business development consulting firm. As a successful business consultant, the Company’s Board of Directors believes that Mr. Sterling brings strategic insight to the Board, both with respect to the Company’s business and investments as well as emerging business models.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis during the year ended December 31, 2012.

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

Audit Committee Members and Financial Expert

The Company’s Board of Directors has established an Audit Committee.  Joel Levy, Chairman, Oscar Holzmann and William Nicholson serve as the members of the Audit Committee.  The Board has determined that each member of the Audit Committee is “financially literate” and “independent,” within the meaning of the listing standards of the NYSE and applicable SEC rules and regulations, and that each of Mr. Joel Levy and Mr. Holzmann is qualified as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain summary information concerning compensation which, during the fiscal years ended December 31, 2012 and 2011, the Company, BBX Capital (including BankAtlantic) and Bluegreen paid to or accrued on behalf of the Company’s Chief Executive Officer and each of the next two most highly compensated executive officers of the Company during the fiscal year ended December 31, 2012 (collectively, the “Named Executive Officers”).

								Change in
								Pension Value
								and
								Nonqualified
							Non-equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and				Bonus	Awards	Awards	Compensation	Earnings	Compensation
Principal Position	Source (1)	Year	Salary($)	($)(2)	($)	($)	($)	($)(5)	($)	Total($)
Alan B. Levan,	BFC	2012	978,240	2,200,000	1,463,157(3)	-	-	-	251,709(6)	4,893,106
Chairman of the	BBX	2012	598,741	2,600,000	2,468,053(3)	-	-		2,710	5,669,504
Board, President	BXG	2012	-	-	-	-	-	-	100	100
and Chief Executive			1,576,981	4,800,000	3,931,210	-	-	-	254,519	10,562,710
Officer
	BFC	2011	1,046,712	-	162,000(4)	-	-	-	261,837	1,470,549
	BBX	2011	503,519	-	-	-	-	(19,630)	11,675	495,564
	BXG	2011	-	-	-	-	-	-	100	100
			1,550,231	-	162,000	-	-	(19,630)	273,612	1,966,213

John E. Abdo,	BFC	2012	978,240	2,200,000	1,463,157(3)	-	-	-	306,240(6)	4,947,637
Vice Chairman	BBX	2012	598,741	2,600,000	2,468,053(3)	-	-		-	5,666,794
of the Board	BXG	2012	-	-	-	-	-	-	7,170	7,170
			1,576,981	4,800,000	3,931,210	-	-	-	313,410	10,621,601

	BFC	2011	1,046,712	-	162,000(4)	-	-	-	306,240	1,514,952
	BBX	2011	503,519	-	-	-	-	(8,344)	40	495,215
	BXG	2011	-	-	-	-	-	-	6,351	6,351
			1,550,231	-	162,000	-	-	(8,344)	312,631	2,016,518

Seth M. Wise,	BFC	2012	754,075	425,000	731,579(3)	-	-	-	7,200	1,917,854
Executive	BBX	2012	86,538	1,050,000	1,234,033(3)	-	-	-	-	2,370,571
Vice President	BXG	2012	-	-	-	-	-	-	-	-
			840,613	1,475,000	1,965,612	-	-	-	7,200	4,288,425

	BFC	2011	525,000	-	107,991(4)	-	-	-	7,200	640,191
	BBX	2011	-	-	-	-	-	-	-	-
	BXG	2011	-	-	-	-	-	-	-	-
			525,000	-	107,991	-	-	-	7,200	640,191

(1)  Amounts identified as BFC represent amounts paid or accrued by the Company. Amounts identified as BBX represent amounts paid or accrued by BBX Capital. Amounts identified as BXG represent amounts paid or accrued by Bluegreen.

(2)  Represents discretionary cash bonuses paid to or accrued by the Company or BBX Capital on behalf of the Named Executive Officers during the year ended December 31, 2012, in each case based on a subjective evaluation of their overall performance in areas outside those that can be objectively measured from financial results.  See “Employment Agreements” below for additional information regarding these bonuses.

(3)  Represents the aggregate grant date fair value of the restricted stock awards granted to the Named Executive Officers pursuant to their respective employment agreements with the Company and BBX Capital, as described in further detail under “Employment Agreements” below.  Assumptions used in the calculation of the grant date fair value of these awards are included in Note 23 to the Company’s audited financial statements contained in the Form 10-K.

(4)  Represents the aggregate grant date fair value of the 450,000 restricted shares of the Company’s Class A Common Stock granted to each of Messrs. Levan and Abdo and 299,975 restricted shares of the Company’s Class A Common Stock granted to Mr. Wise during September 2011. The restricted stock awards were granted under the Company’s 2005 Stock Incentive Plan and will cliff vest at the end of the four year service period on September 16, 2015.  Assumptions used in the calculation of the grant date fair value of these awards are included in Note 23 to the Company’s audited financial statements contained in the Form 10-K.

(5)  Represents the decrease in the actuarial present value of accumulated benefits under the Retirement Plan for Employees of BankAtlantic (the “BankAtlantic Retirement Plan”).  BB&T assumed the BankAtlantic Retirement Plan upon its acquisition of BankAtlantic during July 2012.

(6)  Includes, for Mr. Levan, $135,567 of life and disability insurance premium payments and $99,925 of perquisites and other benefits, all of which related to his personal use of the Company’s tickets to entertainment and sporting events.  The amount for Mr. Abdo represents management fees paid to Abdo Companies, Inc.  Mr. Abdo is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Employment Agreements

Effective September 30, 2012, the Company entered into employment agreements with its executive officers, including each of the Named Executive Officers. Under the terms of their respective employment agreements, each of the Named Executive Officers will receive an annual base salary and be entitled to receive bonus payments under bonus plans established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. The following table sets forth information regarding the base salary and bonuses paid or payable to the Named Executive Officers under their respective employment agreements.

Named Executive Officer	Base Salary(1)	Employment Agreement Bonus(2)	Annual Bonus Opportunity(3)	2012 Annual Bonus(4)
Alan B. Levan	$ 750,000	$ 700,000	200%	$ 1,500,000
John E. Abdo	$ 750,000	$ 700,000	200%	$ 1,500,000
Seth M. Wise	$ 375,000	$ 125,000	80%	$ 300,000

(1)

Represents the Named Executive Officer’s base salary for the year ended December 31, 2012. The Compensation Committee will review and have the discretion to increase each Named Executive Officer’s base salary on an annual basis. The base salaries may not be decreased without the applicable Named Executive Officer’s written consent.

(2)

Represents a discretionary cash bonus paid to the Named Executive Officer upon execution of his employment agreement based on a subjective evaluation of his overall performance in areas outside those that can be objectively measured from financial results.

(3)

Represents the Named Executive Officer’s bonus opportunity, stated as a percentage of his then-current base salary, for each calendar year during the term of his employment agreement commencing with the year ended December 31, 2012 (hereinafter referred to as the “Annual Bonus”).

(4)

Represents the Named Executive Officer’s Annual Bonus for the year ended December 31, 2012, which represented the full Annual Bonus opportunity and was based on a subjective evaluation of the Named

Executive Officer’s overall performance in areas outside those that can be objectively measured from financial results.

In addition, pursuant to the terms of their respective employment agreements, the Company granted 1,852,097 restricted shares of the Company’s Class A Common Stock to each of Mr. Alan Levan and Mr. Abdo, and 926,049 restricted shares of the Company’s Class A Common Stock to Mr. Wise, in each case under the Company’s 2005 Stock Incentive Plan.  The restricted stock awards are scheduled to vest in four equal annual installments beginning on September 30, 2013, subject to the applicable Named Executive Officer’s continued employment with the Company and certain other terms and conditions of the awards.

The employment agreements also provide that the Compensation Committee will work with an independent compensation consultant and the Company’s executive management team to develop a “carried interest” compensation plan in which the Named Executive Officers will be entitled to participate.

Each employment agreement has an initial term of three years and provides for annual renewal terms unless either the applicable Named Executive Officer or the Company elects for the agreement to expire at the end of the then-current term or the agreement is earlier terminated pursuant to the employment agreement.   Each employment agreement may be terminated by the Company for “Cause” or “Without Cause” or by the Named Executive Officer for “Good Reason” (as such terms are defined in the employment agreement).  If an employment agreement is terminated by the Company for “Cause,” the applicable Named Executive Officer will be entitled to receive his base salary through the date of termination.  If an employment agreement is terminated by the Company “Without Cause” or by the Named Executive Officer for “Good Reason,” the applicable Named Executive Officer will be entitled to receive (i) his base salary through the date of termination, (ii) the prorated portion of the Named Executive Officer’s Annual Bonus (based on the average Annual Bonus paid to him during the prior two fiscal years) through the date of termination and (iii) a severance payment as follows.  Each of Mr. Alan Levan and Mr. Abdo will be entitled to receive a severance payment in an amount equal to 2 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination (or 2.99 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control” (as defined in the employment agreement)). Mr. Wise will be entitled to receive a severance payment in an amount equal to 1.5 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination (or 2 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control”).  In addition, if a Named Executive Officer’s employment agreement is terminated by the Company “Without Cause” or by the Named Executive Officer for “Good Reason,” all incentive stock options and restricted stock awards previously granted to the Named Executive Officer by the Company but not yet vested will immediately accelerate and fully vest as of the termination date, and the Company will be required to provide the Named Executive Officer with continued benefits, including, without limitation, health and life insurance, for the following periods: (i) two years following the year in which the termination occurs (or three years following the year in which the termination occurs, if such termination occurred within two years after a Change in Control), in the case of each of Mr. Alan Levan and Mr. Abdo, and (ii) eighteen months following the year in which the termination occurs (or two years following the year in which the termination occurs, if such termination occurred within two years after a Change in Control), in the case of Mr. Wise.  Each employment agreement will also be terminated upon the Named Executive Officer’s death, in which case the applicable Named Executive Officer’s estate will be entitled to receive his base salary through the date of his death and the prorated portion of the Named Executive Officer’s Annual Bonus (based on the average Annual Bonus paid to him during the prior two fiscal years) through the date of his death.

Each Named Executive Officer also agreed in his respective employment agreement to enter into a non-disclosure, non-competition, confidentiality and non-solicitation of customers agreement with the Company on terms acceptable to both the Named Executive Officer and the Company. Entry into such agreement is a condition to the Company’s obligation to make and provide the post-termination payments and benefits described in the preceding paragraph.

Effective September 30, 2012, BBX Capital entered into employment agreements with certain of its executive officers, including each of the Named Executive Officers. The terms of the Named Executive Officers’ respective employment agreements with BBX Capital are substantially the same as those described above with respect to their employment agreements with the Company, except for the bonus amounts paid to the Named Executive Officers and the amount of restricted stock awards granted to the Named Executive Officers.  Each of Mr. Alan Levan and Mr. Abdo received a bonus of $1,100,000 upon entry into his employment agreement with BBX Capital and was granted 376,802 restricted shares of BBX Capital’s Class A Common Stock. Mr. Wise received a bonus of $750,000 upon entry into his employment agreement with BBX Capital and was granted 188,401 restricted shares of BBX Capital’s Class A Common Stock.  In addition, BBX Capital approved Annual Bonus payments for 2012 of $1,500,000 to each of Messrs. Levan and Abdo and $300,000 to Mr. Wise, which in each case represents the full Annual Bonus opportunity and was based on a subjective evaluation of the Named Executive Officer’s overall performance in areas outside those that can be objectively measured from financial results.

Payments Related to the Sale of BankAtlantic

In connection with the sale of BankAtlantic to BB&T during July 2012 each of Messrs. Levan and Abdo received $1,500,000 from BB&T in exchange for his entry into a three-year non-competition and employee non-solicitation agreement in favor of BB&T with terms consistent with the restrictive covenants applicable to BBX Capital under the stock purchase agreement between BBX Capital and BB&T.    In addition, Mr. Levan, and Mr. Abdo may receive an additional payment totaling $2,145,179 and $2,123,194, respectively, in connection with BBX Capital’s sale of BankAtlantic.  Each of these amounts represents 2.99 times the average annual salary and bonus paid by BBX Capital and BankAtlantic to the Named Executive Officer for the years ended December 31, 2008, 2009 and 2010, and will be paid by BBX Capital and reimbursed by BB&T only upon the receipt of all required regulatory approvals.

Outstanding Equity Awards at Fiscal Year-End – 2012

The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2012.

	Option Awards								Stock Awards
													Equity
												Equity	Incentive
					Equity							Incentive	Plan Awards
					Incentive							Plan Awards	Market or
					Plan Awards:						Market	Number of	Payout Value
	Number of		Number of		Number of				Number of		Value of	Unearned	or Unearned
	Securities		Securities		Securities				Shares or		Shares or	Share, Units	Shares, Units
	Underlying		Underlying		Underlying				Units of		Units of	or Other	or Other
	Unexercised		Unexercised		Unexercised	Option		Option	Stock that		Stock that	Rights that	Rights that
	Options		Options		Unearned	Exercise		Expiration	have not		have not	have not	have not
Name	Exercisable		Unexercisable		Options	Price		Date	Vested		Vested	Vested	Vested
Alan B. Levan	210,579	(1) (3)	-		N/A	$ 0.41	(9)	2/7/2013
	93,750	(1) (4)	-			$ 0.41	(9)	7/28/2014
	114,510	(2) (5)	38,170	(2) (5)		$ 0.41		9/21/2014
	75,000	(2) (6)	-			$ 0.41	(9)	7/11/2015
	75,000	(2) (7)	-			$ 0.41	(9)	6/5/2016
	75,000	(2) (8)	-			$ 0.41	(9)	6/4/2017
									450,000	(10)	$ 567,000	N/A	N/A
									1,852,097	(11)	$ 2,333,642	N/A	N/A

John E. Abdo	210,579	(1) (3)	-		N/A	$ 0.41	(9)	2/7/2013
	93,750	(1) (4)	-			$ 0.41	(9)	7/28/2014
	140,535	(2) (5)	46,845	(2) (5)		$ 0.41		9/21/2014
	75,000	(2) (6)	-			$ 0.41	(9)	7/11/2015
	75,000	(2) (7)	-			$ 0.41	(9)	6/5/2016
	75,000	(2) (8)	-			$ 0.41	(9)	6/4/2017
									450,000	(10)	$ 567,000	N/A	N/A
									1,852,097	(11)	$ 2,333,642	N/A	N/A

Seth M. Wise	59,868	(2) (5)	19,956	(2) (5)	N/A	$ 0.41		9/21/2014	299,975	(10)	$ 377,969	N/A	N/A
									926,049	(11)	$ 1,166,822	N/A	N/A

(1)	Represents options to purchase shares of the Company’s Class B Common Stock.
(2)	Represents options to purchase shares of the Company’s Class A Common Stock.
(3)	Vested on February 7, 2008.
(4)	Vested on July 28, 2009.
(5)	Vesting pro rata over four years, with the first three installments having vested on September 21, 2010, 2011 and 2012.
(6)	Vested on July 11, 2010.
(7)	Vested on June 5, 2011.
(8)	Vested on June 4, 2012.
(9)	Options were re-priced on September 21, 2009 to a new exercise price of $0.41 per share (the closing sales price of BFC’s Class A Common Stock on September 21, 2009).
(10)	Scheduled to vest on September 16, 2015.
(11)	Scheduled to vest in four equal annual installments on September 30, 2013, 2014, 2015 and 2016.

The table below sets forth certain information regarding equity-based awards of Bluegreen held by Messrs. Levan and Abdo as of December 31, 2012.  Mr. Wise did not hold any equity-based awards of Bluegreen as of December 31, 2012.

As previously described, on April 2, 2013, Woodbridge acquired 100% of the outstanding shares of Bluegreen in a cash merger transaction (the “Bluegreen Merger”) pursuant to which each share of Bluegreen’s common stock that was outstanding at the effective time of the Bluegreen Merger (other than shares owned by Woodbridge, which were canceled without any payment therefor, and shares owned by shareholders who exercised appraisal rights in accordance with Massachusetts law) converted into the right to receive the per share merger consideration of $10.00 in cash. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the Bluegreen Merger, whether exercisable or unexercisable, including those held by Mr. Alan Levan and Mr. Abdo, were canceled in exchange for the holder’s right to receive, with respect to each share subject to the option, the $10.00 per share merger consideration less the exercise price of the option. In addition, each Bluegreen restricted stock award outstanding at the effective time of the Bluegreen Merger, including those held by Mr. Alan Levan and Mr. Abdo, converted into the right to receive, with respect to each share of Bluegreen’s common stock then subject to the award, the $10.00 per share merger consideration.

	Option Awards							Stock Awards
Equity
Incentive
					Equity						Equity Incentive	Plan Awards:
					Incentive						Plan Awards:	Market or
					Plan Awards:					Market	Number of	Payout Value
	Number of		Number of		Number of			Number of		Value of	Unearned	of Unearned
	Securities		Securities		Securities			Shares or		Shares or	Shares, Units	Shares, Units
	Underlying		Underlying		Underlying			Units of		Units of	or Other	or Other
	Unexercised		Unexercised		Unexercised	Option	Option	Stock That		Stock That	Rights That	Rights That
	Options(1)		Options(1)		Unearned	Exercise	Expiration	Have Not		Have Not	Have Not	Have Not
Name	Exercisable		Unexercisable		Options	Price	Date	Vested		Vested	Vested	Vested

Alan B. Levan	50,000	(1)(6)	-		-	$ 18.36	7/20/2015	-		-	-	-
	50,000	(2)(6)	-		-	$ 12.07	7/19/2016	-		-	-	-
	50,000	(3)(6)	-		-	$ 11.98	7/18/2017	-		-	-	-
	-		71,000	(4)(7)	-	$ 7.50	5/21/2015	-		-	-	-
	-		50,000	(4)(8)	-	$ 9.31	5/21/2018	-		-	-	-
								71,000	(4)(9)	$ 665,980	-	-

John E. Abdo	50,000	(1)(6)	-		-	$ 18.36	7/20/2015	-		-	-	-
	50,000	(2)(6)	-		-	$ 12.07	7/19/2016	-		-	-	-
	50,000	(3)(6)	-		-	$ 11.98	7/18/2017	-		-	-	-
	-		71,000	(4)(7)	-	$ 7.50	5/21/2015	-		-	-	-
	-		50,000	(4)(8)	-	$ 9.31	5/21/2018	-		-	-	-
								71,000	(4)(9)	$ 665,980	-	-

(1)	Vested on July 20, 2005.
(2)	Vested on July 19, 2011.
(3)	Vested on July 18, 2012.
(4)	These options and restricted shares were scheduled to vest on May 21, 2013 (subject to earlier vesting under certain circumstances).
(5)	These options were scheduled to vest on May 21, 2013.
(6)

Because the exercise prices of these options were greater than $10.00 per share, these options were canceled in connection with the consummation of the Bluegreen Merger on April 2, 2013 without any consideration therefor.

(7)

These options were canceled in connection with the consummation of the Bluegreen Merger on April 2, 2013, with Mr. Alan Levan and Mr. Abdo each receiving a total cash payment of $177,500 in exchange for the options (calculated by multiplying the 71,000 shares subject to the options by $2.50 per share, which is the difference between the $10.00 per share merger consideration and the $7.50 per share exercise price of the options).

(8)

These options were canceled in connection with the consummation of the Bluegreen Merger on April 2, 2013, with Mr. Alan Levan and Mr. Abdo each receiving a total cash payment of $34,500 in exchange for the options (calculated by multiplying the 50,000 shares subject to the options by $0.69 per share, which is the difference between the $10.00 per share merger consideration and the $9.31 per share exercise price of the options).

(9)

These restricted shares were canceled in connection with the consummation of the Bluegreen Merger on April 2, 2013, with Mr. Alan Levan and Mr. Abdo each receiving a total cash payment of $710,000 in exchange for the restricted shares (calculated by multiplying the 71,000 restricted shares by the $10.00 per share merger consideration).

The following table sets forth certain information regarding equity-based awards of BBX Capital held by the Named Executive Officers as of December 31, 2012

	Option Awards					Stock Awards
Equity
Incentive
			Equity					Equity Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Options(1)	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested

Alan B. Levan	3,135(2)			$ 185.26	3/31/2013
	2,400(3)			$ 455.00	7/5/2014
	2,400(4)			$ 475.50	7/11/2015
						25,000	$167,500(5)	N/A	N/A
						376,802	$2,524,573(6)	N/A	N/A

John E. Abdo	2,090(2)			$ 185.26	3/31/2013
	1,600(3)			$ 455.00	7/5/2014
	1.600(4)			$ 475.50	7/11/2015
						25,000	$167,500(5)	N/A	N/A
						376,802	$2,524,573(6)	N/A	N/A

Seth Wise	523(2)			$ 185.26	3/31/2013
	200(3)			$ 455.00	7/5/2014
						188,401	$1,262,287(6)	N/A	N/A

(1) All options are to purchase shares of BBX Capital’s Class A Common Stock.
(2) Vested on March 31, 2008.
(3) Vested on July 6, 2009.
(4) Vested on July 12, 2010.

(5)  Vesting pro-rata over four years, with the first two installments having vested on February 23, 2011 and 2012.  Includes 12,500 shares for each of Mr. Levan and Mr. Abdo which vested with the third installment on February 23, 2013.

(6) Vesting pro-rata over four years beginning on September 30, 2013.

Potential Payments upon Termination or Change in Control

See “Employment Agreements” above for information regarding payments to which the Named Executive Officers may be entitled to receive from the Company and BBX Capital in connection with their resignation, retirement or other termination, including following a change in control of the applicable company.

Compensation of Directors

The Company’s Compensation Committee recommends director compensation to the full Board of Directors based on factors it considers appropriate and based on the recommendations of management. Each director of the Company who is not also an employee of the Company,  BBX Capital or Bluegreen (each, a “non-employee director”) currently receives an annual cash retainer of $70,000 annually for his service on the Company’s Board of Directors. In addition to compensation for their service on the Board of Directors, the Company pays compensation to its non-employee directors for their service on the Board’s committees. The Chairman of the Audit Committee receives an annual cash retainer of $15,000. All other members of the Audit Committee receive annual cash retainers of $10,000. The Chairman of the Compensation Committee, Nominating/Corporate Governance Committee and Investment Committee each receive an annual cash retainer of $3,500. Other than the Chairman, members of the Compensation Committee, Nominating/Corporate Governance Committee and Investment Committee do not currently receive additional compensation for their service on those committees.

Director Compensation Table – 2012

The following table sets forth certain information regarding the compensation paid to each individual who served as a non-employee director of the Company during the year ended December 31, 2012 in consideration for their service on the Board and its committees during such year:

					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or Paid			Incentive	Deferred	All
	in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
D. Keith Cobb (1)	$73,500	-	-	-	-	-	$73,500
Darwin Dornbush	70,000	-	-	-	-	-	70,000
Oscar Holzmann	83,500	-	-	-	-	-	83,500
Alan J. Levy	70,000	-	-	-	-	-	70,000
Joel Levy	85,000	-	-	-	-	-	85,000
William Nicholson	80,000	-	-	-	-	-	80,000
Neil Sterling	73,500	-	-	-	-	-	73,500

(1)  During 2012, Mr. D. Keith Cobb also received compensation of $90,000 in consideration for his service as a member of BBX Capital’s Board of Directors and as Chairman of its Audit Committee.  Effective April 3, 2013, Mr. Cobb resigned from the Board of Directors of the Company and BBX Capital.  Following his resignation, Mr. Cobb entered into a consulting agreement with the Company and BBX Capital pursuant to which, effective May 1, 2013, Mr. Cobb will provide certain services to the Company and BBX Capital and receive a consulting fee from the Company and BBX Capital in the aggregate amount of $5,000 per month.

The following table sets forth the aggregate number of stock options held by each of the non-employee directors as of December 31, 2012.  None of the non-employee directors held any shares of restricted stock of the Company as of December 31, 2012.

	Stock
Name	Options
D. Keith Cobb	6,250	(2)
Darwin Dornbush	14,876	(1)
Oscar Holzmann	171,513	(3)
Alan J. Levy	9,577	(1)
Joel Levy	39,686	(1)
William Nicholson	65,357	(1)
Neil Sterling	171,513	(3)

(1) Represents options to purchase shares of Class A Common Stock.
(2) Represents options to purchase shares of Class B Common Stock.

(3)  Represents options to purchase shares of Class A Common Stock and Class B Common Stock as follows:  Mr. Holzmann - 151,223 shares of Class A Common Stock and 20,290 shares of Class B Common Stock; and Mr. Sterling - 151,223 shares of Class A Common Stock and 20, 290 shares of Class B Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 5, 2013, certain information as to the Company’s Class A Common Stock and Class B Common Stock beneficially owned by persons known by the Company to own in excess of 5% of the outstanding shares of such stock. In addition, this table includes the outstanding securities beneficially owned by (i) each Named Executive Officer, (ii) each of the Company’s directors and (iii) the Company’s directors and executive officers as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s Class A Common Stock or Class B Common Stock as of April  5, 2013. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of Class A Common Stock or Class B Common Stock which he or she has or shares, directly or indirectly, voting or investment power, or which he or she has the right to acquire beneficial ownership of at any time within 60 days after April 5, 2013. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

		Class A	Class B	Percent of	Percent of
		Common Stock	Common Stock	Class A	Class B
Name of Beneficial Owner	Notes	Ownership	Ownership	Stock	Stock
I.R.E. Properties, Inc.	(1,2,4,5)	4,662,929	561,017	7.4%	7.7%
Alan B. Levan	(1,2,3,4,5,6,8)	8,090,975	3,247,431	15.3%	44.0%
John E. Abdo	(1,2,3,4,6)	4,193,491	3,273,797	10.1%	44.3%
Seth M. Wise	(2,3,7)	364,874	-	*	0.0%
Jarett S. Levan	(2,8)	123,253	-	*	0.0%
Darwin Dornbush	(2,3)	46,368	-	*	0.0%
Oscar Holzmann	(1,2,3)	164,361	20,290	*	*
Alan J. Levy	(2,3)	49,388	-	*	0.0%
Joel Levy	(2,3)	51,636	-	*	0.0%
William Nicholson	(2,3)	68,971	-	*	0.0%
Neil Sterling	(1,2,3)	164,361	20,290	*	*
Dr. Herbert A. Wertheim	(1,9)	3,968,157	416,448	6.2%	5.7%
Pennant Capital Management, L.L.C	(10)	7,433,850	-	10.6%	0.0%
Howard Dvorkin	(11)	3,695,245	-	5.3%	0.0%

All directors and executive officers of the Company
as of April 5, 2013, as a group (11 persons)	(1,2,3,4,5,6,7,8)	13,538,178	6,561,808	25.7%	87.6%

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

(2)  Mailing address is 401 East Las Olas Boulevard, Suite 800, Fort Lauderdale, Florida 33301.

(3)    Includes shares that may be acquired within 60 days after April 5, 2013 pursuant to the exercise of stock options to purchase shares of Class A Common Stock or Class B Common Stock as follows: Alan B. Levan – 339,510 shares of Class A Common Stock and 93,750 shares of Class B Common Stock; John E. Abdo – 365,535 shares of Class A Common Stock and 93,750 shares of Class B Common Stock; Seth M. Wise – 59,868 shares of Class A Common Stock; Darwin Dornbush – 11,157 shares of Class A Common Stock; Oscar Holzmann –

151,223 shares of Class A Common Stock and 6,250 shares of Class B Common Stock; Alan J. Levy – 7,182 shares of Class A Common Stock; Joel Levy – 29,764 shares of Class A Common Stock; William Nicholson – 49,017 shares of Class A Common Stock; and Neil Sterling – 151,223 shares of Class A Common Stock and 6,250 shares of Class B Common Stock.

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

(5)  Mr. Alan Levan’s holdings include the 4,662,929 shares of Class A Common Stock and 561,017 shares of Class B Common Stock owned directly by I.R.E. Properties, Inc., as well as 1,270,294 shares of Class A Common Stock and 133,314 shares of Class B Common Stock owned directly by Florida Partners Corporation and 1,299,130 shares of Class A Common Stock and 146,865 shares of Class B Common Stock owned directly by Levan Enterprises, Ltd. I.R.E. Properties, Inc. is 100% owned by Levan Enterprises, Ltd., and Levan Enterprises, Ltd. may be deemed to be the controlling shareholder of Florida Partners Corporation. Levan Enterprises, Ltd. is a limited partnership whose sole general partner is Levan General Corp., a corporation 100% owned by Mr. Alan Levan. Mr. Alan Levan’s holdings also include 11,440 shares of Class A Common Stock and 1,200 shares of Class B Common Stock held of record by his wife.

(6)    Messrs. Alan Levan and Abdo have agreed to vote their shares of Class B Common Stock in favor of the election of the other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company. Additionally, Mr. Abdo has agreed, subject to certain exceptions, not to transfer certain of his shares of Class B Common Stock and to obtain the consent of Mr. Alan Levan prior to the conversion of certain of his shares of Class B Common Stock into shares of Class A Common Stock.

(7)  Mr. Wise’s holdings of Class A Common Stock include 247 shares held in his spouse’s IRA which he may be deemed to beneficially own.

(8)    Mr. Alan Levan is the father of Mr. Jarett Levan.

(9)    Dr. Wertheim’s ownership was reported in a Rebuttal of Control Agreement filed on December 20, 1996 with the Office of Thrift Supervision (as adjusted for stock splits since the date of filing). The Rebuttal of Control Agreement indicates that Dr. Wertheim has no intention to directly or indirectly manage or control the Company. Dr. Wertheim’s mailing address is 191 Leucadendra Drive, Coral Gables, Florida 33156.

(10) Based on the Schedule 13G/A filed with the SEC on February 14, 2013, Pennant Capital Management, L.L.C and its affiliate, Alan Fournier, have shared voting and dispositive power over all such shares, and another affiliate of Pennant Capital Management, L.L.C., Pennant Windward Master Fund, L.P., shares voting and dispositive power over 6,072,490 shares. The mailing address of each of Pennant Capital Management, L.L.C, Alan Fournier and Pennant Windward Master Fund, L.P. is One DeForest Avenue, Suite 200, Summit, New Jersey 07901.

(11) Based on the Schedule 13G filed with the SEC on February 12, 2013, Mr. Dvorkin may be deemed to beneficially own the shares through two companies: YMF, Ltd., a Cayman Islands company, that owns 3,689,845 shares of Class A Common Stock and PITA Ltd., a Cayman Islands company, that owns 5,400 shares of Class A Common Stock and 25,000 shares of Class B Common Stock.  Mr. Dvorkin disclosed in the Schedule 13G that he is the managing director and sole officer of both companies and that he has sole voting and dispositive power over all of the shares of Class A Common Stock and Class B Common Stock owned by the companies.  Mr. Dvorkin’s mailing address is 7809 Galleon Court, Parkland, Florida 33067.

Equity Compensation Plan Information

Information required by Item 12 with respect to the Company’s equity compensation plans is set forth under Part III of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company may be deemed to be controlled by Alan B. Levan, who serves as Chairman, Chief Executive Officer and President of the Company, and John E. Abdo, who serves as Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 72% the Company’s total voting power. See “Security Ownership of Certain Beneficial Owners and Management” above for further information with respect to the share ownership of each of Mr. Alan Levan and Mr. Abdo.

The Company is the controlling shareholder of BBX Capital.  Mr. Alan Levan and Mr. Abdo are each executive officers and directors of BBX Capital, and they served as executive officers and directors of BankAtlantic until July 2012 when BBX Capital sold BankAtlantic to BB&T.  In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of the Company and BBX Capital, and he was an executive officer and director of BankAtlantic until its sale to BB&T in July 2012. Further, Seth M. Wise, an executive officer and director of the Company, and John K. Grelle, an executive officer of the Company, were each appointed to serve as an executive officer of BBX Capital during 2012. Mr. Jarett Levan’s total compensation from BBX Capital (including BankAtlantic) was approximately $2,533,759 and $480,893 during the years ended December 31, 2012 and 2011, respectively. In addition, Mr. Jarett Levan received compensation from the Company totaling approximately $1,277,810 and $115,500 for the years ended December 31, 2012 and 2011, respectively. Mr. Wise and Mr. Grelle received compensation from BBX Capital totaling $2,370,571 and $170,654, respectively, for the year ended December 31, 2012.  Mr. Grelle received compensation from the Company totaling $724,698 and $436,120 for the years ended December 31, 2012 and 2011, respectively. See the “Summary Compensation Table” above for information regarding the compensation paid to Mr. Alan Levan, Mr. Abdo and Mr. Wise by the Company, BBX Capital (including BankAtlantic) and, with respect to Mr. Alan Levan and Mr. Abdo, Bluegreen for the years ended December 31, 2012 and 2011.

As described in further detail below, the Company and BBX Capital own 54% and 46%, respectively, of the outstanding equity interests in Woodbridge, which is the sole shareholder of Bluegreen as a result of its acquisition of Bluegreen on April 2, 2012.  Prior to Woodbridge’s acquisition of Bluegreen, the Company owned approximately 53% of Bluegreen’s outstanding common stock.  In addition, Mr. Alan Levan and Mr. Abdo served, and continue to serve, as Chairman and Vice Chairman, respectively, of Bluegreen.  The Company also had a direct non-controlling interest in Benihana, and Mr. Alan Levan and Mr. Abdo served as directors of Benihana, in each case until August 2012 when Benihana was acquired by Safflower.

On April 2, 2013, Woodbridge acquired 100% of the outstanding shares of Bluegreen in a cash merger transaction. Pursuant to the terms of the merger agreement between the parties, dated as of November 14, 2012 (the “Merger Agreement”), Bluegreen’s shareholders (other than the Company and Woodbridge, whose shares of Bluegreen’s common stock were canceled in connection with the Merger without any payment therefor, and shareholders of Bluegreen who duly exercised appraisal rights in accordance with Massachusetts law) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the merger, including unvested restricted shares. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the merger, whether vested or unvested, was canceled in exchange for the holder’s right to receive the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $150 million.  As a result of the merger, Bluegreen, which was the surviving corporation of the merger, became a wholly owned subsidiary of Woodbridge.

In connection with the financing of the merger, the Company and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. The Company continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for BBX Capital to make payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. In connection with BBX Capital’s investment in Woodbridge, the Company and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and distributions to be made on a pro rata basis in accordance with the Company’s and BBX Capital’s percentage equity interests in Woodbridge.

The Company and Bluegreen were previously party to a merger agreement, dated November 11, 2011, which provided for Bluegreen to merge with and into a wholly owned subsidiary of the Company and for Bluegreen’s shareholders (other than the Company and Woodbridge, and shareholders of Bluegreen who duly exercised appraisal rights in accordance with Massachusetts law) to receive eight shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they hold at the effective time of the merger. The November 2011 merger agreement was conditioned upon, among other things, the listing of the Company’s Class A Common Stock on a national securities exchange at the effective time of the merger.  Due to the inability to satisfy this closing condition, on November 14, 2012, the parties agreed to terminate the November 2011 merger agreement and entered into the cash merger agreement described above.

The following table presents information relating to the shared service arrangements  between the Company, BBX Capital (including BankAtlantic) and Bluegreen, and the information technology services agreement between the Company and BBX Capital (including BankAtlantic) for the years ended December 31, 2012 and 2011.

		For the Year Ended December 31, 2012
		BFC	BBX Capital	Bluegreen
Shared service income (expense)	(a)	$1,001	(623)	(378)
Facilities cost and information technology	(b)	$(219)	188	31

		For the Year Ended December 31, 2011
		BFC	BBX Capital	Bluegreen
Shared service income (expense)	(a)	$1,688	(1,292)	(396)
Facilities cost and information technology	(b)	$(410)	359	51

(a)  Pursuant to the terms of shared services agreements between the Company and BBX Capital, subsidiaries of the Company provided human resources, risk management, investor relations, executive office administration and other services to BBX Capital.  Additionally, the Company provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services.

(b)  As part of the shared services arrangement, the Company paid BBX Capital and Bluegreen for the cost of office facilities utilized by the Company and its shared service operations. The Company also paid BBX Capital approximately $60,000 and $91,000 for information technology related services for the years ended December 31, 2012 and 2011, respectively, pursuant to a separate agreement.

At December 31, 2011, the Company had cash and cash equivalents accounts at BankAtlantic with a balance of approximately $0.2 million. These accounts were on the same general terms as deposits made by unaffiliated third parties. The Company received nominal interest with respect to these accounts during the year ended December 31, 2011.

In June 2010, BBX Capital and BankAtlantic entered into a real estate advisory service agreement with the Company for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, the Company received a monthly fee of $12,500 from each of BankAtlantic and BBX Capital and, if the Company’s efforts resulted in net recoveries of any non-performing loan or the sale of real estate owned, the Company received a fee equal to 1% of the net value recovered. During the years ended December 31, 2012 and 2011, the Company received an aggregate of $0.3 million and $0.7 million, respectively, of real estate advisory service fees under this agreement.

The above-described agreements between the Company and BankAtlantic were either terminated effective upon the closing of the sale of BankAtlantic to BB&T during July 2012 or were assumed by BB&T for a limited period of time after consummation of the transaction.  As a result of the transaction, these agreements are no longer considered related party transactions.

In December 2012, the Company entered into an agreement with BBX Capital pursuant to which BBX Capital provides office facilities to the Company at BBX Capital’s and the Company’s principal executive offices.  Under the terms of the agreement, the Company reimburses BBX Capital for certain costs and expenses related to the office facilities provided at BBX Capital’s cost.  During December 2012, the Company incurred $38,000 of expense under this agreement.

In prior periods, BBX Capital issued options to purchase shares of BBX Capital’s Class A Common Stock to employees of the Company.  Additionally, certain employees of BBX Capital have transferred to affiliate companies, and BBX Capital has elected, in accordance with the terms of BBX Capital’s stock option plans, not to cancel the stock options held by those former employees. BBX Capital from time to time also issues options and restricted stock awards to employees of the Company that perform services for BBX Capital. Expenses relating to all options and restricted stock awards granted by BBX Capital to employees of the Company were approximately $19,000 and $51,000 for the years ended December 31, 2012 and 2011, respectively.  The Company reimbursed BBX Capital for the full amount of these expenses.

There were no options exercised by former employees of BBX Capital during the years ended December 31, 2012 or 2011. During 2012, BBX Capital’s Compensation Committee approved the acceleration of vesting of 7,500 restricted stock awards of BBX Capital’s Class A Common Stock previously issued to non-executive employees of the Company such that they fully vested upon closing of BBX Capital’s sale of BankAtlantic to BB&T during July 2012.  Additionally, options to acquire 4,944 shares of BBX Capital’s Class A Common Stock issued to non-executive employees of the Company were forfeited upon the closing of the BankAtlantic sale.

The Company and BBX Capital utilize certain services of the law firm of Greenspoon Marder, successor to Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden McClosky”). Bruno Di Giulian, a director of BBX Capital, was of counsel to Ruden McClosky until his retirement from the firm in 2006.  From the date of his retirement through October 2011, Mr. Di Giulian was paid approximately $12,000 per year in residual compensation from Ruden McClosky.  During the year ended December 31, 2011, the Company and BBX Capital paid fees to Ruden McClosky totaling $19,000 and $250,000, respectively.  Bruno Di Giulian is currently a partner in the law firm of Conrad & Scherer, LLP.  During the year ended December 31, 2012, BBX Capital paid fees to Conrad & Scherer, LLP totaling $286,000 for certain legal services provided by such law firm.

During the years ended December 31, 2012 and 2011, Bluegreen paid a subsidiary of the Company approximately $0.6 million and $0.7 million, respectively, for a variety of management advisory services. In addition, the Company had an agreement with Bluegreen relating to the engagement of different independent registered public accounting firms. Pursuant to this agreement, Bluegreen reimbursed the Company during the years ended December 31, 2012 and 2011 approximately $0.4 million and $0.5 million, respectively, for fees paid by the Company to PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm (“PwC”), for services performed at Bluegreen as part of PwC’s annual audit of the Company’s consolidated financial statements. This agreement was terminated in connection with Bluegreen’s decision during October 2012 to engage PwC to serve as its independent registered public accounting firm. Additionally, during the year ended December 31, 2011, Bluegreen reimbursed the Company approximately $0.1 million for certain expenses incurred in assisting Bluegreen in its efforts to explore additional sources of liquidity.

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

Director Independence

The Company’s Board of Directors has determined that Darwin Dornbush, Oscar Holzmann, Alan J. Levy, Joel Levy, William Nicholson and Neil Sterling, who together comprise a majority of the Board, are independent.  For purposes of making its independence determinations, the Board of Directors used the definition of “independence” set forth in the listing standards of the NYSE. With respect to Mr. Dornbush and Mr. Alan Levy, the Board of Directors specifically discussed and considered the following relationships, each of which the Board determined did not constitute a material relationship that would impair the director’s independence:

•

Mr. Dornbush served as a member of Benihana’s Board of Directors from 2009 through January 2012.  As previously described, the Company had a significant investment in Benihana until August 2012 when Benihana was acquired by Safflower.  In addition, prior to the completion of that transaction, Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President, and John E. Abdo, the Company’s Vice Chairman, served as members of Benihana’s Board of Directors.

•

Mr. Alan Levy serves on the Ambassadors Board of Nova Southeastern University.  Mr. Alan Levan is a Trustee of Nova Southeastern University and the Chairman of its Finance Committee. Mr. Alan Levy also serves as a member of the Broward Workshop with Mr. Alan Levan, Mr. Abdo and Jarett S. Levan, who serves as a director and Executive Vice President of the Company. In addition, Mr. Alan Levy serves on the Boards of Directors of the Fort Lauderdale Museum of Art and Business for the Arts of Broward with Mr. Jarett Levan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP (“PwC”) served as the independent registered certified public accounting firm for the Company and BBX Capital for 2012 and 2011.  PwC also served as the independent registered certified public accounting firm for Bluegreen for 2012. The following table presents fees for professional services rendered by PwC for the audit of each company’s annual financial statements for 2012 and, with respect to the Company and BBX Capital, 2011.  The table also presents fees billed for audit-related services, tax services and all other services rendered by PwC for the applicable years.

	2012	2011
	(in thousands)	(in thousands)
BFC Financial Corporation
Audit fees (1)	$428	$1,204
Audit - related fees	-	-
Tax fees	-	-
All other fees (3)	163	107

Bluegreen
Audit fees (1)	$885	$-
Audit - related fees (4)	165	-
Tax fees	-	-
All other fees	-	-

BBX Capital
Audit fees (1)	$1,031	$1,657
Audit - related fees (2)	25	23
Tax fees	-	-
All other fees (3)	27	2

(1)  Includes fees for services related to each company’s respective annual financial statement audits, annual audits of each company’s effectiveness of internal control over financial reporting and the review of quarterly financial statements included in each company’s quarterly reports on Form 10-Q. The 2011 amount for the Company also includes fees paid or accrued by the Company in the amount of $483,000 related to procedures performed by PwC at Bluegreen as part of PwC’s annual audit of the Company’s financial statements.  Bluegreen reimbursed the Company for approximately $416,394 of such fees pursuant to the previously described agreement between the Company and Bluegreen relating to their engagement of different registered public accounting firms prior to Bluegreen’s engagement of PwC as its independent registered public accounting firm during October 2012.   In addition, the 2012 and 2011 amounts for the Company include approximately $16,000 and $54,000, respectively, related to the previously disclosed recast of the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010.

(2)  Includes fees related to information statements and other reports filed by BBX Capital with the SEC in connection with its sale of BankAtlantic.

(3) The 2012 and 2011 amounts for the Company represent fees paid by the Company in connection with the Registration Statement on Form S-4 relating to the stock-for-stock merger transaction which was contemplated by the November 11, 2011 merger agreement between the Company and Bluegreen, as described in further detail in “Certain Relationships and Related Transactions” above.  The amounts for BBX Capital include, for 2012 and 2011,  a one year licensing fee to access PwC’s accounting research software services and, for 2012, expenses related to the action brought by the SEC against BBX Capital and its Chairman, as described in the “Legal Proceedings” section of the Form 10-K.

(4)    Includes $95,000 for the financial statement audit of one of the Bluegreen’s subsidiaries, with the balance relating primarily to the audit of Bluegreen’s 401(k) Plan and agreed-upon procedures related to Bluegreen’s servicing of its notes receivable portfolio.

All audit-related services and other services set forth above were pre-approved by the respective company’s Audit Committee, which concluded that the provision of such services by PwC was compatible with the maintenance of PwC’s independence in the conduct of its auditing functions.

Under its charter, the Company’s Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the Company’s independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. Each year, the independent registered public accounting firm’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Under its current practices, the Audit Committee does not regularly evaluate potential engagements of the independent registered public accounting firm and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for pre-approval. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements involving projected fees of $10,000 or less on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting. Engagements involving projected fees of more than $10,000 may only be pre-approved by the full Audit Committee at a regular or special meeting of the Audit Committee.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

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

9

BFC FINANCIAL CORPORATION
April 29, 2013	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

9
Signature	Title	Date

/s/ Alan B. Levan	Chairman, Chief Executive Officer and President	April 29, 2013

Alan B. Levan

/s/ John E. Abdo	Vice Chairman	April 29, 2013

John E. Abdo

/s/ Seth M. Wise	Executive Vice President and Director	April 29, 2013

Seth M. Wise

/s/ Jarett S. Levan	Executive Vice President and Director	April 29, 2013
Jarett S. Levan

/s/ John K. Grelle	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	April 29, 2013

John K. Grelle

/s/ Darwin Dornbush	Director	April 29, 2013

Darwin Dornbush

/s/ Oscar J. Holzmann	Director	April 29, 2013

Oscar J. Holzmann

/s/ Alan J. Levy	Director	April 29, 2013

Alan J. Levy

/s/ Joel Levy	Director	April 29, 2013

Joel Levy

/s/ William Nicholson	Director	April 29, 2013

William Nicholson

/s/ Neil A. Sterling	Director	April 29, 2013

Neil A. Sterling