Form 10-Q
period 2013-03-31
BFC FINANCIAL CORP
filed 2013-05-15
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2013

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

YES [   ]                                    NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 7, 2013 is as follows:

Class A Common Stock of $.01 par value, 75,961,584 shares outstanding.
Class B Common Stock of $.01 par value, 7,307,739 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and interest bearing deposits in banks ($5,635 in 2013 and $6,615 in 2012
held by variable interest entity ("VIE")	$294,894	232,521
Restricted cash ($34,087 in 2013 and $38,399 in 2012 held by VIE)	58,425	54,335
Tax certificates, net of allowance of $2,096 in 2013 and $3,559 in 2012 (held by VIE)	2,241	3,389
Loans held for sale ($18,388 in 2013 and $20,052 in 2012 held by VIE)	22,324	24,748
Loans receivable, net of allowance for loan losses of $5,249 in 2013 and $5,311 in 2012
(including $206,404, net in 2013 and $242,506, net in 2012 held by VIE)	254,812	292,562
Notes receivable, including net securitized notes of $353,500 in 2013 and $354,939 in
2012, net of allowance of $60,375 in 2013 and $63,374 in 2012	480,535	487,110
Inventory	192,890	196,749
Real estate owned ($24,690 in 2013 and $21,997 in 2012 held by VIE)	76,780	82,161
Investments in unconsolidated affiliates	3,724	2,414
Properties and equipment, net	60,083	59,261
Intangible assets, net	64,313	64,370
Other assets ($1,414 in 2013 and $1,649 in 2012 held by VIE)	64,242	47,568
Total assets	$1,575,263	1,547,188

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC (held by VIE)	164,070	196,877
Receivable-backed notes payable - recourse ($9,094 in 2013 and $10,270 in 2012
held by VIE)	81,212	89,356
Receivable-backed notes payable - non-recourse (held by VIE)	349,269	356,015
Notes and mortgage notes payable and other borrowings	101,470	31,630
Junior subordinated debentures	145,464	144,831
Deferred income taxes	64,717	57,171
Shares subject to mandatory redemption	11,974	11,851
Other liabilities ($13,725 in 2013 and $13,603 in 2012 held by VIE)	144,395	151,668
Total liabilities	1,062,571	1,039,399

Commitments and contingencies (See Note 10)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with redemption value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 70,405,292 in 2013 and 70,309,331 in 2012	704	703
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 7,307,739 in 2013 and 6,859,501 in 2012	73	69
Additional paid-in capital	232,468	231,287
Accumulated earnings	64,189	66,747
Accumulated other comprehensive income	192	161
Total BFC Financial Corporation ("BFC") equity	297,626	298,967
Noncontrolling interests	215,066	208,822
Total equity	512,692	507,789
Total liabilities and equity	$1,575,263	1,547,188

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
Revenues
Sales of VOIs	$57,284	43,597
Fee-based sales commission	18,865	12,778
Other fee-based services revenue	19,285	18,815
Interest income	23,556	29,499
Net gains on assets held for sale	2,062	1,213
Other non-interest income	384	84
Total revenues	121,436	105,986

Costs and Expenses
Cost of VOIs sold	6,561	4,362
Cost of other resort fee-based operations	12,530	12,986
Interest expense	12,502	16,910
Provision for (reversals of) loan losses	759	(765)
Asset impairments	2,165	2,004
Selling, general and administrative expenses	76,722	71,337
Total costs and expenses	111,239	106,834

Other income	368	744
Income (loss) from continuing operations before income taxes	10,565	(104)
Less: Provision for income taxes	7,577	5,201
Income (loss) from continuing operations	2,988	(5,305)
(Loss) income from discontinued operations	(50)	2,944
Net income (loss)	2,938	(2,361)
Less: Net income attributable to noncontrolling interests	5,496	359
Net loss attributable to BFC	(2,558)	(2,720)
Preferred stock dividends	-	(188)
Net loss to common shareholders	$(2,558)	(2,908)

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
Basic and Diluted Earnings (Loss) Per Common Share
Attributable to BFC (Note 15):
Basic Earnings (Loss) Per Common Share
Loss per share from continuing operations	$(0.03)	(0.08)
Earnings per share from discontinued operations	-	0.04
Net loss per common share	$(0.03)	(0.04)

Diluted Earnings (Loss) Per Common Share
Loss per share from continuing operations	$(0.03)	(0.08)
Earnings per share from discontinued operations	-	0.04
Net loss per common share	$(0.03)	(0.04)

Basic weighted average number of
common shares outstanding	77,568	77,135

Diluted weighted average number of common
and common equivalent shares outstanding	84,097	77,489

Amounts attributable to BFC common shareholders:
Loss from continuing operations, net of tax	$(2,531)	(6,475)
(Loss) income from discontinued operations, net of tax	(27)	3,567
Net loss available to common shareholders	$(2,558)	(2,908)

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Comprehensive Income (Loss) - Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2013	2012
Net income (loss)	$2,938	(2,361)

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of tax	31	3,829

Other comprehensive income, net of tax	31	3,829

Comprehensive income, net of tax	2,969	1,468
Less: Comprehensive income attributable
to noncontrolling interests	5,496	63
Total comprehensive (loss) income attributable to BFC	$(2,527)	1,405

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statement of Changes in Equity - Unaudited
For the Three Months Ended March 31, 2013
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2012	70,309	6,860	$703	69	231,287	66,747	161	298,967	208,822	507,789
Net (loss) income	-	-	-	-	-	(2,558)	-	(2,558)	5,496	2,938
Other comprehensive income	-	-	-	-	-	-	31	31	-	31
Net effect of subsidiaries' capital transactions attributable to BFC	-	-	-	-	310	-	-	310	-	310
Noncontrolling interest net effect of subsidiaries' capital transactions	-	-	-	-	-	-	-	-	748	748
Issuance of Common Stock from exercise of options	96	448	1	4	217	-	-	222	-	222
Share-based compensation	-	-	-	-	654	-	-	654	-	654
Balance, March 31, 2013	70,405	7,308	$704	73	232,468	64,189	192	297,626	215,066	512,692

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$92	28,213

Investing activities:
Proceeds from redemption of tax certificates	812	10,345
Purchase of tax certificates	(31)	(145)
Proceeds from the maturities of interest bearing deposits	-	5,655
Proceeds from maturities of securities available for sale	-	5,365
Cash paid in settlement of liabilities related to held for sale	-	(668)
Distributions from unconsolidated affiliates	2	82
Investment in unconsolidated affiliates	(1,300)	-
Net repayments of loans	30,789	120,498
Proceeds from the sales of loans transferred to held for sale	-	1,000
Proceeds from sales of real estate owned	14,256	14,081
Purchases of office property and equipment, net	(2,463)	(99)
Net cash provided by investing activities	$42,065	156,114

Financing activities:
Net increase in deposits	-	177,608
Repayment of BB&T preferred interest in FAR, LLC	(32,807)	-
Repayment of notes, mortgage notes payable and other borrowings	(39,658)	(51,513)
Proceeds from notes, mortgage notes payable and other borrowings	94,308	14,973
Payments for debt issuance costs	(2,248)	(800)
Proceeds from the exercise of BFC stock options	222	-
Proceeds from the exercise of subsidiary stock options	399	-
Distributions to non-controlling interest	-	(7,350)
Net cash provided by financing activities	$20,216	132,918

Increase in cash and cash equivalents	62,373	317,245
Cash and cash equivalents at beginning of period (1)	232,025	853,132
Cash and cash equivalents held for sale	-	(49,676)
Cash and cash equivalents at end of period (2)	$294,398	1,120,701

		CONTINUED

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2013	2012

Supplemental cash flow information:
Interest paid on borrowings and deposits	$10,417	15,290
Income taxes paid	1,029	2,977
Income tax refunded	(4)	(1,104)

Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	8,023	12,467
Loans receivable transferred to loans held-for-sale	-	16,140
Increase in BFC accumulated other
comprehensive income (loss), net of taxes	31	3,829
Net increase in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	310	399

(1)   Included in cash and interest bearing deposits in banks on the consolidated statements of financial condition as of December 31, 2012 and 2011 was $0.5 million and $5.7 million, respectively, of time deposits.  These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

(2)   Included in cash and interest bearing deposits in banks on the consolidated statement of financial condition as of March 31, 2013 was $0.5 million of time deposits.  These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.  There were no such time deposits recorded on the consolidated statement of financial condition as of March 31, 2012.

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation

Notes to Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the  consolidated financial condition of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) at March 31, 2013; the consolidated results of operations and  comprehensive income (loss) of BFC for the three months ended March 31, 2013 and 2012; the consolidated cash flows of BFC for the three months ended March 31, 2013 and 2012; and changes in consolidated equity of BFC for the three months ended March 31, 2013. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period. These unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  All significant inter-company balances and transactions have been eliminated in consolidation. As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein. Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

BFC is a holding company whose principal holdings include a direct controlling interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and, through Woodbridge Holdings, LLC (“Woodbridge”), a 54% equity controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”).  BFC also holds interests in other investments and subsidiaries as described herein and previously held a significant investment in Benihana Inc. (“Benihana”) until the acquisition of Benihana by Safflower Holdings Corp. (“Safflower”) during August 2012. The Company reports the results of its continuing operations through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and Florida Asset Resolution Group (“FAR”).

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge). The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At March 31, 2013, BFC had an approximately 53% economic ownership interest in BBX Capital and, through Woodbridge, an approximately 54% economic ownership interest in Bluegreen (in each case excluding restricted shares issued by the applicable company to its officers and directors which were unvested as of March 31, 2013). The merger between Bluegreen and Woodbridge described below was consummated on April 2, 2013, resulting in Bluegreen becoming a wholly-owned subsidiary of Woodbridge.  As a result of the completion of that transaction, BFC and BBX Capital own 54% and 46%, respectively, of Woodbridge.

As discussed below, BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components are recorded as discontinued operations as a result of BBX Capital’s sale of BankAtlantic, BBX Capital’s former banking subsidiary, to BB&T Corporation (“BB&T”) during July 2012.  Discontinued operations of BFC also include the results of Bluegreen Communities, substantially all of the assets of which were sold by Bluegreen during May 2012, and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”). See Note 3  for further discussion of discontinued operations.

Recent Events

BBX Capital Merger Agreement

On May 7, 2013, BFC, BBX Merger Sub, LLC, a newly formed wholly-owned subsidiary of BFC (“BBX Merger Sub”), and BBX Capital entered into a definitive merger agreement which provides for BBX Capital to merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company of the merger and a wholly-

owned subsidiary of BFC. Under the terms of the merger agreement, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (as such exchange ratio may be adjusted in accordance with the terms of the merger agreement, the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio.  Consummation of the merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BFC or BBX Capital. BFC has agreed in the merger agreement to vote all of the shares of BBX Capital’s Common Stock that it owns in favor of the merger agreement, which would constitute the requisite approval of the merger agreement by BBX Capital’s shareholders under Florida law. There is no assurance that the merger will be consummated on the currently contemplated terms or at all.

The Bluegreen Merger

On April 2, 2013, Bluegreen merged with a wholly-owned subsidiary of Woodbridge in a cash merger transaction (sometimes hereinafter referred to as the “Bluegreen merger”).  Pursuant to the terms of the merger agreement, Bluegreen’s shareholders (other than Woodbridge) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the merger, including unvested restricted shares. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the merger, whether vested or unvested, was canceled in exchange for a cash payment to the holder in an amount equal to the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149 million.  As a result of the merger, Bluegreen, which was the surviving corporation of the merger, became a wholly-owned subsidiary of Woodbridge.  Prior to the merger, Woodbridge owned approximately 54% of Bluegreen’s outstanding common stock. These shares were canceled upon consummation of the merger without any payment therefor.

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and distributions to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge.

Additionally, the proceeds from Bluegreen’s issuance of $75 million of senior secured notes (the “2013 Notes Payable”) on March 26, 2013 in a private transaction and approximately $14 million of Bluegreen’s unrestricted cash were utilized in connection with the funding of the $149 million merger consideration indicated above. See Note 9 for additional information regarding the 2013 Notes Payable.

Two consolidated class action lawsuits relating to the merger remain pending.  As described in detail in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, these actions include, among others, claims based on alleged breaches of fiduciary duty.  The plaintiffs have asserted that the consideration received by Bluegreen’s minority shareholders in the merger was inadequate and unfair, and are seeking to recover damages in connection with the merger. The Company believes that these lawsuits are without merit and intends to vigorously defend the actions.

Sale of BankAtlantic

On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic, the former wholly-owned banking subsidiary of BBX Capital (the stock sale and related transactions are referred to in this report as the “BankAtlantic Sale” or the “BB&T Transaction”).  The BankAtlantic Sale was consummated pursuant to the terms of a definitive agreement, dated November 1, 2011, between BBX Capital and BB&T, as amended on March 13, 2012 (the “Agreement”). The March 13, 2012 amendment amended the previously contemplated terms of the transaction to, among other things, provide for the assumption by BB&T of BBX Capital’s $285.4 million in principal amount of then-outstanding trust preferred securities (“TruPS”) obligations.

Pursuant to the Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million on the date the sale was consummated, July 31, 2012.  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s then-outstanding approximately $285 million of TruPS obligations.  BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units.  It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest. BB&T’s preferred interest in FAR was reduced through cash distributions to $164 million as of March 31, 2013.

Prior to the closing of the BankAtlantic Sale, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of $125 million as of July 31, 2012. CAM assumed all liabilities related to these assets.  BankAtlantic also contributed $82 million of cash to CAM on July 31, 2012.  Prior to the closing of the BankAtlantic Sale, BankAtlantic distributed all of the membership interests in CAM to BBX Capital.  CAM remains a wholly-owned subsidiary of BBX Capital.

Sale of Bluegreen Communities

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its former residential communities business, Bluegreen Communities, to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash.  Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), of its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement.  Southstar sold one of the parcels during 2012 and paid to Bluegreen the proceeds to which it was entitled, which were insignificant.  Assets excluded from the sale included primarily Bluegreen’s Communities notes receivable portfolio.  Bluegreen Communities is classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements.  See Note 3 for additional information regarding discontinued operations.

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

2.    Liquidity

BFC

Except as otherwise noted, the debts and obligations of BBX Capital, Woodbridge and Bluegreen are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge). BFC’s principal sources of liquidity are its available cash and short-term investments.  Dividends from its subsidiaries have also been, and may in the future be, a material source of BFC’s liquidity; however, as described below, dividend payments may be dependent on a number of factors and/or be subject to certain limitations, and dividend decisions made by subsidiaries not 100% owned by BFC, including BBX Capital, Woodbridge and Bluegreen, are outside of the control of BFC and may not be made in the best interests of BFC.

We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses,  invest in equity securities and/or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors considered by management.    No shares have been repurchased under the current program.

BFC has not received cash dividends from BBX Capital since March 2009. Prior to its deregistration as a savings and loan holding company in connection with its sale of BankAtlantic, BBX Capital’s payment of dividends was subject to the oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  In addition, prior to its sale of BankAtlantic, BBX Capital was restricted from paying dividends pursuant to the terms of the indentures governing its TruPS due to its deferral of interest payments thereunder.  While these restrictions no longer apply, BBX Capital will only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.  BBX Capital has disclosed that it expects to utilize its available cash to pursue opportunities in accordance with its business strategies and has no current plans to pay cash dividends to its shareholders.

Bluegreen has not historically paid cash dividends to its shareholders and certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends.  Bluegreen may only pay dividends subject to its restrictions as well as declaration by its board of directors, a majority of whom were independent directors under the listing standards of the NYSE. In addition, as a result of the Bluegreen merger on April 2, 2013, Woodbridge, as the parent company of Bluegreen, would be entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC, which own 46% and 54%, respectively, of Woodbridge.

During the first quarter of 2012, BFC received approximately $127,000 of dividend payments with respect to its shares of Benihana’s common stock.  As previously described, BFC received a total of approximately $25.75 million pursuant to open market sales of Benihana’s common stock during July and August 2012 and in exchange for its remaining interest in Benihana’s common stock in connection with Safflower’s acquisition of Benihana during August 2012.

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

Woodbridge

On September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation (“WHC”). Pursuant to the merger, WHC merged with and into Woodbridge, and the shareholders of WHC at the effective time of the merger (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock in exchange for each share of WHC’s Class A Common Stock that they owned.  Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. In accordance with Florida law, Woodbridge thereafter commenced legal proceedings relating to the appraisal process.  In December 2009, a $4.6 million liability was recorded based on Woodbridge’s $1.10 per share offer to the Dissenting Holders, with a corresponding reduction to additional paid-in capital.  On July 5, 2012, the presiding court in the appraisal rights action determined the fair value of the Dissenting Holders’ shares to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result, the $4.6 million liability was increased to approximately $7.5 million (with a corresponding reduction to additional paid in capital of $2.8 million) during the quarter ended June 30, 2012 to account for the per share value awarded.   On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the Dissenting Holders for a total award to the Dissenting Holders of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter of 2012. Woodbridge has appealed the court’s ruling with respect to its fair value determination and the award of legal fees and costs and, on April 5, 2013, posted a $13.4 million bond in connection with the appeal. The outcome of the appeal is uncertain.

Bluegreen

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen may seek to put in place will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations of Bluegreen described herein, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. Bluegreen will continue its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt securities or enter into joint ventures with third parties. If Bluegreen is unable to sell notes receivable or borrow under existing or new facilities, Bluegreen’s ability to satisfy its obligations would be materially adversely affected.

Carolina Oak

In 2007, Woodbridge’s predecessor acquired from Levitt and Sons, LLC (“Levitt and Sons”), all of the outstanding membership interests in Carolina Oak, LLC (“Carolina Oak”).  Carolina Oak engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008.

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

BBX Capital

BBX Capital’s cash at banks was  $64.4 million as of March 31, 2013, which does not include $5.6 million of cash held in FAR.  BBX Capital had $8.7 million of current liabilities as of March 31, 2013.  BBX Capital’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate, and distributions received from FAR. While FAR is consolidated in BBX Capital’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital.  The balance of BB&T’s preferred membership interest in FAR was approximately $164 million at March 31, 2013.  Based on current and expected liquidity needs and sources, BBX Capital expects to be able to meet its liquidity needs over the next twelve months.  As discussed above in Note 1, on April 2, 2013, BBX Capital completed an investment in Woodbridge, which included an investment of $60 million in cash.

3.    Discontinued Operations

Discontinued operations for the three months ended March 31, 2012 included BankAtlantic’s Community, Investments, Tax Certificates and Capital Services components, Bluegreen Communities and Cypress Creek Holdings.  Discontinued operations for the three months ended March 31, 2013 consisted of Bluegreen Communities.  The results of discontinued operations for the three months ended March 31, 2013 were not significant.  The following table summarizes the results of discontinued operations for Bluegreen Communities and Cypress Creek Holdings for the three months ended March 31, 2012 (in thousands):

	For the Three Months Ended March 31, 2012
		Cypress
	Bluegreen	Creek
	Communities	Holdings	Total

Revenues	$2,798	3	2,801
Gain on sale of assets	-	4,446	4,446
	2,798	4,449	7,247
Costs and Expenses :
Other costs and expenses	2,664	52	2,716
Interest expense	642	-	642
Loss on assets held for sale	264	-	264
	3,570	52	3,622

(Loss) income from discontinued operations
before income taxes	(772)	4,397	3,625
Less: Benefit for income taxes	(469)	-	(469)
(Loss) income from discontinued operations	$(303)	4,397	4,094

Bluegreen Communities

In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash.  Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were not sold to Southstar.

In addition to the results of Bluegreen Communities, discontinued operations include interest expense primarily on Bluegreen’s H4BG Communities Facility as certain of the assets classified as held for sale (and which were sold to Southstar as part of the Bluegreen Communities sale) served as collateral under this facility.

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

BBX Capital

Sale of BankAtlantic to BB&T

BankAtlantic’s five reporting units each reflected a component of the BankAtlantic entity and was the lowest level for which cash flows could be clearly distinguished, operationally and for financial reporting purposes.  These five components were Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services.  Based on the terms of the sale of BankAtlantic under the agreement with BB&T, BBX Capital determined that the Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  BBX Capital sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T upon the consummation of the BB&T Transaction on July 31, 2012. BBX Capital’s management does not intend to continue in any material respect any activities of or have any continuing involvement with these reporting units. Although certain assets of the Commercial Lending reporting unit were sold to BB&T, BBX Capital has continued Commercial Lending reporting unit activities resulting in BBX Capital including the Commercial Lending reporting unit in continuing operations in the statements of operations.

Pursuant to the Agreement with BB&T, in addition to certain assets associated with BBX Capital’s continuing Commercial Lending reporting unit, FAR also retained certain assets and liabilities that were associated with BBX Capital’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units).  BBX Capital determined that the ongoing cash flows relating to the retained assets of the disposed reporting units expected in future periods were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported in discontinued operations for the three months ended March 31, 2012.  The results of operations and cash flows associated with the retained assets associated with the disposed reporting units were included in continuing operations for the three months ended March 31, 2013.

The income from BankAtlantic’s Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations for the three months ended March 31, 2012 was as follows (in thousands):

For the Three
Months Ended
March 31, 2012
Net interest income (1)	$17,762
Provision for loan losses	9,217
Net interest income after
provision for loan losses	8,545
Total non-interest income	17,524
Total non-interest expense (1) (2)	27,219
Loss from discontinued operations
before income taxes	(1,150)
Provision (benefit) for income taxes	-
Loss from discontinued operations	$(1,150)

(1)	Includes purchase accounting adjustments to increase net interest income and non-interest expense in the amount of $289,000 and $403,000, respectively.
(2)	Pursuant to applicable accounting rules, all general corporate overhead was allocated to continuing operations.

4.    Fair Value Measurement

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s statements of financial condition as of March 31, 2013 or December 31, 2012.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments
	As of	for Identical	Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2013	(Level 1)	(Level 2)	(Level 3)	March 31, 2013 (1)
Loans measured for impairment
using the fair value of the
underlying collateral	$9,298	-	-	9,298	935
Impaired real estate owned	19,198	-	-	19,198	1,528
Impaired loans held for sale	17,078	-	-	17,078	536
Total	$45,574	-	-	45,574	2,999

(1)

Total impairments represent the amount of losses recognized during the three months ended March 31, 2013 on assets that were held and measured at fair value on a non-recurring basis as of March 31, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (Fair Value in thousands):

As of March 31, 2013	Fair	Valuation	Unobservable	Range (Average)
Description	Value	Technique	Inputs	(1) & (2)
Loans measured for impairment using the fair value of underlying collateral	$9,298	Fair Value of Collateral	Appraisal	$0.1 - 3.5 million ($0.2 million)
Impaired real estate owned	19,198	Fair Value of Property	Appraisal	$0.2 - 11.2 million ($1.9 million)
Impaired loans held for sale	17,078	Fair Value of Collateral	Appraisal	$0.1 - 0.6 million ($0.2 million)
Total	$45,574

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments
	As of	for Identical	Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2012	(Level 1)	(Level 2)	(Level 3)	March 31, 2012 (1)
Impaired real estate owned	$15,223	-	-	15,223	1,741
Impaired loans held for sale	7,914	-	-	7,914	263
Total	$23,137	-	-	23,137	2,004

(1)

Total impairments represent the amount of losses recognized during the three months ended March 31, 2012 on assets that were held and measured at fair value on a non-recurring basis as of March 31, 2012.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (Fair Value dollars in thousands):

As of March 31, 2012	Fair	Valuation	Unobservable	Range (Average)
Description	Value	Technique	Inputs	(1) & (2)
Impaired real estate owned	15,223	Fair Value of Property	Appraisal	$0.4 - 3.5 million ($2.5 million)
Impaired loans held for sale	7,914	Fair Value of Collateral	Appraisal	$0.9 - 3.6 million ($2.6 million)
Total	$23,137

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2013 or December 31, 2012.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell. The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values as its loans are primarily secured by real estate.  BBX Capital primarily uses third party appraisals to assist in measuring non-

homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral or properties. However, the appraiser uses professional judgment in determining the fair value of the collateral, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral is considered Level 3 inputs. BBX Capital generally recognizes impairment losses based on third party broker price opinions or automated valuation services to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans are comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount		Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	March 31,	March 31,	Assets	Inputs	Inputs
	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$294,894	294,894	294,894	-	-
Restricted cash	58,425	58,425	58,425	-	-
Tax certificates, net	2,241	2,241	-	-	2,241
Loans receivable including loans held for sale, net	277,136	282,647	-	-	282,647
Notes receivable, net	480,535	533,000	-	-	533,000

Financial liabilities:
Receivable-backed notes payable	$430,481	438,000	-	-	438,000
Notes and mortgage notes payable and other borrowings	101,470	101,425	-	-	101,425
BB&T preferred interest in FAR	164,070	167,700	-	-	167,700
Junior subordinated debentures	145,464	119,000	-	-	119,000
Shares subject to mandatory redemption	11,974	12,100	-	-	12,100

		Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount		Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2012	2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$232,521	232,521	232,521	-	-
Restricted cash	54,335	54,335	54,335	-	-
Tax certificates	3,389	3,318	-	-	3,318
Loans receivable including loans held for sale, net	317,310	316,075	-	-	316,075
Notes receivable, net	487,110	550,000	-	-	550,000

Financial liabilities:
Receivable-backed notes payable	$445,371	454,000	-	-	454,000
Notes and mortgage notes payable and other borrowings	31,630	31,301	-	-	31,301
BB&T preferred interest in FAR	196,877	201,099	-	-	201,099
Junior subordinated debentures	144,831	117,000	-	-	117,000
Shares subject to mandatory redemption	11,851	12,100	-	-	12,100

The applicable company’s management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments, the fair value of certain of these financial instruments has been derived using the income approach technique with Level 3 unobservable inputs. Estimates used in net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.  As such, BBX Capital or Bluegreen may not receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity.

Interest-bearing deposits in banks include $0.5 million of certificates of deposits guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with maturities of less than one year as of March 31, 2013 and December 31, 2012. Due to the FDIC guarantee and the short-term maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

The fair value of tax certificates was calculated using the income approach with Level 3 inputs.  The fair value was based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.

The fair value of BBX Capital’s performing loans is calculated by using an income approach with Level 3 inputs.  The fair value of performing loans is estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio.  The fair value of non-performing collateral dependent loans is estimated using an income approach with Level 3 inputs. The fair value of non-performing loans utilizes the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period.

BB&T’s preferred interest in FAR is considered an adjustable rate debt security.  The fair value of this security is calculated using the income approach with Level 3 inputs and was obtained by discounting forecasted cash flows by risk adjusted market interest rate spreads to the LIBOR swap curve.  The market spreads were obtained from reference data in the secondary institutional market place.

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

The estimated fair values of Bluegreen’s notes and mortgage notes payable and other borrowings, including receivable-backed notes payable, were determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.  These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.  The fair value of BBX Capital’s notes payable is measured using the income approach with Level 3 inputs and was obtained by discounting the forecasted cash flows based on risk adjusted market interest rates.

5.    BBX Capital’s Loans Receivable

BBX Capital’s loan portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Commercial non-real estate	$10,819	12,006
Commercial real estate:
Residential	47,252	62,523
Other	133,852	151,524
Consumer	16,393	16,907
Residential:
Residential-interest only	16,826	17,798
Residential-amortizing	34,777	36,999
Total gross loans	259,919	297,757
Adjustments:
Premiums, discounts and net deferred fees	142	116
Allowance for loan losses	(5,249)	(5,311)
Loans receivable -- net	$254,812	292,562

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was as follows (in thousands):

	March 31,	December 31,
Loan Class	2013	2012
Commercial non-real estate	$3,362	3,362
Commercial real estate:
Residential	45,953	60,937
Other	77,251	79,014
Consumer	7,624	7,859
Residential:
Interest only	14,681	16,115
Amortizing	26,393	28,507
Total nonaccrual loans	$175,264	195,794

An age analysis of the past due recorded investment in loans receivable as of March 31, 2013 and December 31, 2012 was as follows (in thousands):

	31-59	60-89	90 Days			Total
	Days	Days	or More	Total		Loans
March 31, 2013	Past Due	Past Due	(1)	Past Due	Current	Receivable
Commercial non-real estate	$-	4,644	2,268	6,912	3,907	10,819
Commercial real estate:
Residential	4,164	-	37,690	41,854	5,398	47,252
Other	16,430	2,962	52,126	71,518	62,334	133,852
Consumer	864	291	7,166	8,321	8,072	16,393
Residential:
Residential-interest only	416	438	14,681	15,535	1,291	16,826
Residential-amortizing	1,671	806	25,678	28,155	6,622	34,777
Total	$23,545	9,141	139,609	172,295	87,624	259,919

(1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of March 31, 2013.

	31-59	60-89	90 Days			Total
	Days	Days	or More	Total		Loans
December 31, 2012	Past Due	Past Due	(1)	Past Due	Current	Receivable
Commercial non-real estate	$2,411	-	3,362	5,773	6,233	12,006
Commercial real estate:
Residential	842	1,716	50,634	53,192	9,331	62,523
Other	-	5,843	30,102	35,945	115,579	151,524
Consumer	677	524	7,165	8,366	8,541	16,907
Residential:
Residential-interest only	397	-	16,115	16,512	1,286	17,798
Residential-amortizing	984	1,520	28,052	30,556	6,443	36,999
Total	$5,311	9,603	135,430	150,344	147,413	297,757

(1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of December 31, 2012.

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 was as follows (in thousands):

	Commercial	Commercial
	Non-	Real	Small
	Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-offs :	-	(1,179)	-	(376)	(389)	(1,944)
Recoveries :	171	277	74	458	143	1,123
Provision:	(710)	470	(74)	650	423	759
Ending balance	$1,196	1,437	-	1,993	623	5,249
Ending balance individually
evaluated for impairment	$634	663	-	-	-	1,297
Ending balance collectively
evaluated for impairment	562	774	-	1,993	623	3,952
Total	$1,196	1,437	-	1,993	623	5,249
Loans receivable:
Ending balance individually
evaluated for impairment	$3,362	157,144	-	7,501	41,198	209,205
Ending balance collectively
evaluated for impairment	$7,457	23,960	-	8,892	10,405	50,714
Total	$10,819	181,104	-	16,393	51,603	259,919
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 was as follows (in thousands):

	Commercial	Commercial
	Non-	Real	Small
	Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,054	7,168	22,554	16,704	129,887
Charge-offs:	(14,615)	(51,503)	(1,624)	(6,564)	(10,209)	(84,515)
Recoveries :	54	-	142	795	996	1,987
Provision :	1,410	(2,175)	-	-	-	(765)
Discontinued operations
provision:	-	-	(212)	4,220	5,210	9,218
Transfer to loans held for sale	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Ending balance	$1,359	4,212	1,020	366	210	7,167
Ending balance individually
evaluated for impairment	$243	222	702	-	-	1,167
Ending balance collectively
evaluated for impairment	1,116	3,990	318	366	210	6,000
Total	$1,359	4,212	1,020	366	210	7,167
Loans receivable:
Ending balance individually
evaluated for impairment	$7,403	197,551	959	9,048	44,617	259,578
Ending balance collectively
evaluated for impairment	$22,402	55,971	34,192	12,026	8,899	133,490
Total	$29,805	253,522	35,151	21,074	53,516	393,068
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	1,000	-	-	-	1,000
Transfer to loans held for sale	$-	16,140	-	-	-	16,140

As part of the transition of the regulation of OTS savings associations like BankAtlantic to the OCC, the OCC provided guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including guidance regarding specific valuation allowances on collateral dependent loans.  Under OCC guidance where the appraised value of collateral on a collateral dependent loan was less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance was generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and during the first quarter of 2012, BBX Capital charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell. This charge down consisted entirely of the charging off of existing specific valuation allowances. As a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce BBX Capital’s allowance for loan losses and recorded investment in the loans.

Impaired Loans – Loans are considered impaired when, based on current information and events, BBX Capital believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated as part of BBX Capital’s on-going credit monitoring process for commercial loans which results in the evaluation for impairment of substandard loans.  Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	As of March 31, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$3,032	4,478	634	3,032	3,287	784
Commercial real estate:
Residential	3,383	10,396	45	637	2,172	1
Other	29,339	29,339	618	27,558	39,194	836
Consumer	123	635	123	-	-	-
Residential:
Residential-interest only	-	-	-	-	-	-
Residential-amortizing	-	-	-	-	-	-
Total with allowance recorded	$35,877	44,848	1,420	31,227	44,653	1,621
With no related allowance recorded:
Commercial non-real estate	$330	635	-	330	634	-
Commercial real estate:
Residential	42,830	98,492	-	64,684	141,842	-
Other	81,851	124,728	-	84,669	118,665	-
Consumer	15,498	19,572	-	16,050	20,501	-
Residential:
Residential-interest only	14,985	26,834	-	16,421	28,808	-
Residential-amortizing	29,708	45,867	-	31,896	48,820	-
Total with no allowance recorded	$185,202	316,128	-	214,050	359,270	-
Total
Commercial non-real estate	$3,362	5,113	634	3,362	3,921	784
Commercial real estate	157,403	262,955	663	177,548	301,873	837
Consumer	15,621	20,207	123	16,050	20,501	-
Residential	44,693	72,701	-	48,317	77,628	-
Total	$221,079	360,976	1,420	245,277	403,923	1,621

Average recorded investment and interest income recognized on impaired loans as of March 31, 2013 and 2012 were (in thousands):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2013		March 31, 2012
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$3,032	60	1,174	11
Commercial real estate:
Residential	3,326	-	-	-
Other	29,376	196	20,000	169
Small business:
Real estate	-	-	-	-
Non-real estate	-	-	960	-
Consumer	152	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$35,886	256	22,134	180
With no related allowance recorded:
Commercial non-real estate	$330	-	13,218	142
Commercial real estate:
Residential	42,060	238	80,683	283
Other	81,994	455	174,308	713
Small business:
Real estate	-	-	14,401	116
Non-real estate	-	-	792	13
Consumer	15,570	76	21,078	86
Residential:
Residential-interest only	15,019	-	26,932	-
Residential-amortizing	29,903	96	45,192	33
Total with no allowance recorded	$184,876	865	376,604	1,386

Commercial non-real estate	$3,362	60	14,392	153
Commercial real estate	156,756	889	274,991	1,165
Small business	-	-	16,153	129
Consumer	15,722	76	21,078	86
Residential	44,922	96	72,124	33
Total	$220,762	1,121	398,738	1,566

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

BBX Capital monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a non-homogeneous real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of March 31, 2013  were  $131.9 million of collateral dependent loans, of which $125.4 million were measured for impairment using current appraisals and $6.5 million were measured by adjusting appraisals, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. The loans that did not have current appraisals were adjusted down by an aggregate amount of $2.6 million based on changes in market conditions.

Credit Quality Information

Management of BBX Capital monitors delinquency trends, net charge-off levels,  levels of impaired loans, current loan to value ratios, credit scores and general economic conditions in an effort to assess loan credit quality. BBX Capital uses a risk grading matrix to monitor credit quality for commercial loans.  Risk grades were assigned to each commercial loan upon origination. BBX Capital assigns risk grades on a scale of 1 to 13.  A general description of the risk grades is as follows:

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

The following table presents risk grades for commercial loans as of March 31, 2013 (in thousands):

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Grade:
Grades 1 to 7	$-	-	33,926
Grade 10	4,644	1,299	20,183
Grade 11	6,175	45,953	79,743
Total	$10,819	47,252	133,852

The following table presents risk grades for commercial loans as of December 31, 2012 (in thousands):

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Risk Grade:
Grades 1 to 7	$27	-	38,470
Grade 10	5,655	1,587	21,046
Grade 11	6,324	60,936	92,008
Total	$12,006	62,523	151,524

BBX Capital monitors the credit quality of residential loans based on loan-to-value ratios of the underlying collateral.  Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of BBX Capital’s residential loans were as follows (in thousands):

	As of March 31, 2013 (1)		As of December 31, 2012 (2)
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
<=60%	$413	7,384	413	6,762
60.1% - 70%	392	2,620	945	1,922
70.1% - 80%	1,790	3,215	1,082	4,044
80.1% - 90%	2,593	4,684	1,584	5,300
90.1% or more	11,638	16,874	13,774	18,971
Total	$16,826	34,777	17,798	36,999

(1)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained during the first quarter of 2013 based on broker price opinions.
(2)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained during the fourth quarter of 2012 based on broker price opinions.

BBX Capital monitors the credit quality of its portfolio of consumer loans utilizing FICO® scores.   The current FICO® scores of BBX Capital’s consumer loans were as follows (in thousands):

	Consumer Loans
	March 31,	December 31,
FICO® Scores	2013 (1)	2012 (2)
Unavailable	$226	233
<500	698	449
500-619	11,305	10,241
620-679	2,322	3,453
680 or more	1,842	2,531
	$16,393	16,907

(1)	The FICO® scores for the majority of the portfolio were obtained during the first quarter of 2013.
(2)	The FICO® scores for the majority of the portfolio were obtained during the fourth quarter of 2012.

Troubled Debt Restructured Loans

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payments until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans involved changing monthly payments from interest and principal payments to interest only payments or deferring several monthly loan payments until the loan maturity date.  Commercial real estate and non-real estate loan concessions were primarily interest rate reductions to below market interest rates based on the risk profile of the loan and extensions of maturity dates.  Residential and small business loan concessions primarily involved reductions of monthly payments through extensions of the amortization period and/or deferral of monthly payments.

There was no financial statement effect of consumer and residential troubled debt restructured loans as the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, in place of the general allowance for those loans that had not already been placed on nonaccrual status. There was an impact to the allowance for loan losses as a result of the concessions made, as the concessions generally result from the expectation of slower future cash flows.

Troubled debt restructurings during the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

For the Three Months Ended
	March 31, 2013		March 31, 2012
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-	-	$-
Commercial real estate:
Residential	-	-	-	-
Other	-	-	-	-
Small business:
Real estate	-	-	2	342
Non-real estate	-	-	-	-
Consumer	-	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	1	62
Total Troubled Debt Restructured	-	$-	3	$404

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2012 and 2011 and experienced a payment default during the three months ended March 31, 2013 and 2012 (dollars in thousands).

	For the Three Months Ended
	March 31, 2013		March 31, 2012
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-	-	$-
Commercial real estate:
Residential	-	-	1	3,458
Other	-	-	1	860
Small business:
Real estate	-	-	-	-
Non-real estate	-	-	-	-
Consumer	-	-	1	20
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total Troubled Debt Restructured	-	$-	3	$4,338

6.     Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable (in thousands):

	As of
	March 31, 2013	December 31, 2012
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$133,372	139,777
VOI notes receivable - securitized	414,637	420,451
Purchase accounting adjustment	(11,919)	(14,736)
	536,090	545,492

Allowance for credit losses	(60,029)	(63,103)
VOI notes receivable, net	476,061	482,389
Allowance as a % of VOI notes receivable	11%	12%

Notes receivable secured by homesites:
Homesite notes receivable	$4,820	4,992
Allowance for credit losses	(346)	(271)
Homesite notes receivable, net	4,474	4,721
Allowance as a % of homesite notes receivable	7%	5%

Total notes receivable
Gross notes receivable	552,829	565,220
Purchase accounting adjustment	(11,919)	(14,736)
Allowance for credit losses	(60,375)	(63,374)
Notes receivable, net	$480,535	487,110
Allowance as a % of gross notes receivable	11%	12%

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method. BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference is not affected and the difference between actual prepayments and expected prepayments shall not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of March 31, 2013 and December 31, 2012, the outstanding contractual unpaid principal balance of the acquired notes was $139.8 million and $150.1 million, respectively. As of March 31, 2013 and December 31, 2012, the carrying amount of the acquired notes was $127.9 million and $135.4 million, respectively.

The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at March 31, 2013 and December 31, 2012. The following is a reconciliation of accretable yield as of March 31, 2013 and December 31, 2012 (in thousands):

	For the Three	For the Twelve
	Months Ended	Months Ended
Accretable Yield	March 31,	December 31,
	2013	2012
Balance, beginning of period	$54,170	74,526
Accretion	(4,841)	(22,168)
Reclassification to nonaccretable yield	(968)	1,812
Balance, end of period	$48,361	54,170

The weighted-average interest rate on Bluegreen’s notes receivable was 15.6% and 15.5% at March 31, 2013 and December 31, 2012, respectively.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on loans secured by VOIs was 15.6% as of both March 31, 2013 and December 31, 2012.  The majority of Bluegreen’s notes receivable secured by home sites bear interest at variable rates.  The weighted-average interest rate charged on notes receivable secured by home sites was 7.7% as of both March 31, 2013 and December 31, 2012.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for bad debts.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of March 31, 2013 and December 31, 2012, $11.0 million and $12.1 million, respectively, of the VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.

Credit Quality for Financial Receivables and Allowance for Credit Losses

Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables. In estimating future credit losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, and the FICO® scores of the borrowers at the time of origination.

The table below sets forth the activity in the allowance for loan losses (including homesite notes receivable) as follows (in thousands):

	March 31,
	2013	2012
Balance, beginning of period	$63,374	73,260
Provision for credit losses	4,110	6,429
Write-offs of uncollectible receivables	(7,109)	(9,350)
Balance, end of period	$60,375	70,339

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Current	$527,212	534,080
31-60 days	5,359	7,843
61-90 days	4,406	6,181
91 days or more (1)	11,032	12,124
Purchase accounting adjustments	(11,919)	(14,736)
Total	$536,090	545,492

(1)

Includes $6.3 million and $5.5 million as of March 31, 2013 and December 31, 2012, respectively, relating to VOI notes receivable that, as of the applicable date, had been foreclosed but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payables.  These VOI notes receivable have been reflected in the allowance for loan loss.

7.    Variable Interest Entities

Bluegreen

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction (the Legacy Securitization) entered into in 2010 which was guaranteed by Bluegreen (See Note 9 below of this report and Note 19 to the audited consolidated financial statements included in BFC’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information regarding the Legacy Securitization). These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third-parties.  In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitizations.

In accordance with applicable guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a variable interest entity. Bluegreen’s analysis includes both quantitative and qualitative reviews. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and it bases its qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. Bluegreen also uses qualitative analysis to determine if it must consolidate a variable interest entity as the primary beneficiary.  In accordance with applicable accounting guidance currently in effect, Bluegreen has determined these securitization entities to be VIEs and consolidates the entities into its financial statements as it is the primary beneficiary of the entities. As previously described, BFC consolidates Bluegreen and its consolidated subsidiaries and VIEs into BFC’s financial statements.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute, a limited amount of defaulted mortgage notes for new notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted notes receivable.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the three months ended March 31, 2013 and 2012 were $2.7 million and $4.9 million, respectively.

Information related to the assets and liabilities of the VIEs of Bluegreen included in the consolidated statements of financial condition is set forth below (in thousands):

	March 31,	December 31,
	2013	2012
Restricted cash	$34,087	38,399
Securitized notes receivable, net	353,500	354,939
Receivable backed notes payable - non-recourse	349,269	356,015
Receivable backed notes payable - recourse	9,094	10,270

The restricted cash and the securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

BBX Capital

In consideration for BB&T assuming BBX Capital’s  $285.4 million in principal amount of TruPS, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum.  At that time, BBT’s interest in FAR will terminate, and BBX Capital, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter be entitled to any and all residual proceeds. FAR’s assets (other than cash) are expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount.  At March 31, 2013, BB&T’s preferred interest in FAR has been reduced to approximately $164 million.

BBX Capital’s variable interests in FAR include its 5%  preferred membership interest in the cash flows of FAR, rights to all residual cash flows after satisfaction of the preferred membership interests, and the incremental $35 million guarantee in favor of BB&T.  BBX Capital also services approximately $37 million of FAR commercial loans and has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s amended and restated limited liability company operating agreement.

Based on FAR’s amended and restated limited liability company operating agreement, BBX Capital determined that it was the primary beneficiary of FAR and therefore should consolidate FAR in its financial statements.  This conclusion was based primarily on the determination that BBX Capital has the rights to receive any appreciation of the assets of FAR through its rights to the residual cash flows of FAR and has the obligation to absorb losses as well as its obligations under the incremental $35 million guarantee to BB&T assuring the repayment of BB&T’s preferred interest in FAR.  Also contributing to BBX Capital’s determination that it was the primary beneficiary of FAR was its ability to direct the activities relating to the commercial loans that it services, its ability to purchase certain commercial loans and its right of first refusal in connection with the disposition of certain commercial loans.

BB&T’s preferred equity interest in FAR only entitles it to a  $285 million preference amount plus the related priority return.  Pursuant to the amended and restated limited liability company operating agreement, FAR is required to make quarterly distributions, or more frequent distributions as approved by FAR’s Board of Managers, of excess cash flows from its operations and the orderly disposition of its assets to redeem the preferred membership interests in FAR.  As such, the Class A units, which represent the preferred interest in FAR, are considered mandatorily redeemable and are reflected as debt obligations in the consolidated statements of financial condition and the priority return is considered interest expense in the consolidated statements of operations.

The activities of FAR are governed by the amended and restated limited liability company operating agreement, which grants the Board of Managers management authority over FAR.  The Board of Managers has four members, two members elected by BBX Capital and two members elected by BB&T.  Any action on matters before the Board of Managers requires the approval of at least three of the members.  The members designated by BB&T will resign from the Board of Managers upon the redemption of its preferred interest in FAR.

The carrying amount of assets and liabilities of FAR and the classification of these assets and liabilities in BFC’s consolidated statements of financial condition was as follows (in thousands):

	March 31,	December 31,
	2013	2012
Cash and interest bearing deposits in banks	$5,635	6,615
Tax certificates, net	2,241	3,389
Loans held for sale	18,388	20,052
Loans receivable, net	206,404	242,506
Real estate owned	24,690	21,997
Other assets	1,414	1,649
Total assets	$258,772	296,208
BB&T preferred interest in FAR, LLC	$164,070	196,877
Other liabilities	13,725	13,603
Total liabilities	$177,795	210,480

Until BB&T’s preference amount is repaid, the proceeds from the monetization of FAR’s assets are restricted to payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interests. FAR anticipates making quarterly distributions.  As such, BBX Capital will receive 5% of the net cash flows from the monetization of FAR’s assets, net of expenses. FAR finances its activities through revenues from principal and interest payments received on, and the monetization of, its assets.

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $116 million as of March 31, 2013,  consisting of $81 million of net assets plus the $35 million incremental guarantee.

8.     Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012

Completed VOI units	$182,310	189,812
Construction-in-progress	968	562
Real estate held for future development	83,425	83,632
Land and facilities held for sale	1,387	1,392
Subtotal	268,090	275,398
Purchase accounting adjustment	(75,200)	(78,649)
Total	$192,890	196,749

The Company’s inventory is primarily comprised of Bluegreen’s completed VOIs, Bluegreen’s VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. No impairment charges were recorded with respect to the inventory held by Bluegreen Resorts, Bluegreen’s operating segment, during the three months ended March 31, 2013 or 2012.

Interest capitalized to VOI inventory during the three months ended March 31, 2013 and 2012 was insignificant. The interest expense reflected in the consolidated financial statements is net of capitalized interest.

Inventory also includes BBX Capital’s investment in land previously acquired for then-anticipated BankAtlantic branch expansion and office facilities that BBX Capital has committed to sell, which is stated at the lower of accumulated cost or estimated fair value less cost to sell.  BBX Capital retained these properties under the terms of the BB&T Transaction.

9.     Debt

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth the balances of Bluegreen’s and BBX Capital’s respective lines-of-credit and notes payable (other than receivable-backed notes payable) facilities as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013			As of December 31, 2012
			Carrying			Carrying
	Debt	Interest	Amount of	Debt	Interest	Amount of
	Balance	Rate	Pledged Assets	Balance	Rate	Pledged Assets
Bluegreen:
2013 Notes Payable	$75,000	8.80%	57,111	-	-	-
Foundation Capital	9,273	8.00%	14,008	9,351	8.00%	14,048
Capital Source Term Loan	3,214	7.50%	10,955	4,870	7.50%	11,162
Textron AD&C Facility	-	-	-	2,828	4.75%	9,654
Fifth Third Bank Note	2,644	3.20%	4,343	2,701	3.21%	4,357
Other	1,187	5.0-6.0%	4,984	1,801	5.0-6.0%	4,441
	91,318		91,401	21,551		43,662
Less purchase accounting adjustments	(208)		-	(222)		-
Total Bluegreen	91,110		91,401	21,329		43,662

BBX Capital:
Promissory note (1)	8,530	Prime + 1.0%	19,570	8,512	Prime + 1.0%	19,570
Commercial real estate note	1,830	8.00%	3,159	1,789	8.00%	3,159
Total BBX Capital	10,360		22,729	10,301		22,729

Total Notes Payable	$101,470		114,130	31,630		66,391

(1)	The promissory note bears interest at Prime Rate (as published in the Wall Street Journal) plus 1.00% .

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund operations

2013 Notes Payable.  On March 26, 2013, Bluegreen issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing arranged by BB&T Capital Markets. The 2013 Notes Payable are secured by certain of Bluegreen’s assets, including primarily the cash flows from the residual interests relating to its term securitizations and Bluegreen’s VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  Pursuant to the terms of the instruments governing the 2013 Notes Payable, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort.  Bluegreen may also pledge additional residual interests from its future term securitizations, if any.  The 2013 Notes Payable initially accrued interest at a fixed rate of 8.8%.  During April 2013, the interest rate on the 2013 Notes Payable prospectively decreased to a fixed rate of 8.05% based on a final rating obtained from a rating agency pursuant to the terms of the instruments governing the 2013 Notes Payable.  The 2013 Notes Payable mature in March 2020, with certain required amortization during the seven-year term.  The terms of the 2013 Notes Payable include certain covenants and events of default, which Bluegreen considers to be customary for transactions of this type.  The proceeds from the 2013 Notes Payable were used to fund a portion of the merger consideration paid to the former shareholders of Bluegreen in connection with the consummation of the Bluegreen merger during April 2013.

Other than the 2013 Notes Payable, Bluegreen had no new debt issuances and there were no significant changes related to its lines-of-credit and notes payable (other than receivable-backed notes payable) during the three months ended March 31, 2013.

Receivable-Backed Notes Payable

The table below sets forth the information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of March 31, 2013			As of December 31, 2012
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed notes payable:
Liberty Bank Facility	$27,793	6.00%	33,507	29,754	6.00%	35,480
GE Bluegreen/Big Cedar
Receivables Facility	5,548	1.95%	18,360	7,517	1.96%	19,665
Legacy Securitization (1)	10,128	12.00%	18,101	11,436	12.00%	19,442
NBA Receivables Facility	19,856	4.50-6.75%	25,754	22,209	4.50-6.75%	27,655
CapitalSource Facility	19,112	6.50%	26,450	19,890	6.50%	26,886
Total before discount	82,437		122,172	90,806		129,128
Less unamortized discount on
Legacy Securitization	(1,034)		-	(1,166)		-
Total	81,403		122,172	89,640		129,128
Less purchase accounting adjustment	(191)		-	(284)		-
	$81,212		122,172	89,356		129,128

Non-recourse receivable-backed notes payable:
BB&T Purchase Facility	$10,576	4.25%	15,208	-	4.25%	-
Quorum Purchase Facility	20,761	5.50-6.90%	24,395	15,683	6.00-8.00%	18,596
2012 Term Securitization	90,843	2.94%	100,209	95,900	2.94%	105,061
GE 2004 Facility	5,865	7.16%	6,612	6,292	7.16%	7,151
2005 Term Securitization	23,994	5.98%	25,790	26,749	5.98%	28,984
GE 2006 Facility	31,305	7.35%	35,085	33,287	7.35%	37,560
2006 Term Securitization	27,148	6.16%	29,096	29,515	6.16%	31,825
2007 Term Securitization	55,613	7.32%	61,946	59,701	7.32%	66,654
2008 Term Securitization	21,210	7.88%	23,806	22,830	7.88%	25,758
2010 Term Securitization	61,954	5.54%	74,390	66,058	5.54%	79,418
Total	$349,269		396,537	356,015		401,007
Total receivable-backed debt	$430,481		518,709	445,371		530,135

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.

Significant changes related to Bluegreen’s receivable-backed notes payable facilities during the three months ended March 31, 2013 include:

Quorum Purchase Facility. Since December 2010, Bluegreen has maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). In March 2013, the Quorum Purchase Facility was amended and expanded.  Pursuant to the terms of the March 2013 amendment and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2014 eligible timeshare receivables from Bluegreen or certain of its subsidiaries in an amount of up to an aggregate $30.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.5% per annum, with respect to any future advances. Advances are also subject to a loan purchase fee of 0.5%. The Quorum Purchase Facility becomes due in December 2030. While ownership of the timeshare receivables included in Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

Other than as described above, there were no significant changes related to Bluegreen’s receivable-backed notes payable, and Bluegreen had no new debt issuances secured by its receivables, during the three months ended March 31, 2013.

10.    Commitments and Contingencies

BFC and its Wholly-Owned Subsidiaries

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC, Inc., BFC’s wholly-owned subsidiary (“BFC/CCC”), had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee is $2.0 million (which is shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to another unaffiliated partner.  In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts recorded on our financial statements at March 31, 2013 or December 31, 2012 relating to the guarantee or otherwise in respect of the partnership.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At March 31, 2013 and December 31, 2012, the carrying amount of this investment was approximately $254,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

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

On November 9, 2007, Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). Pursuant to the settlement agreement entered into during June 2008, as subsequently amended (the “Settlement Agreement”), Woodbridge agreed to (i) pay $8 million to the

Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”)) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by the Debtors and the Joint Committee.  That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. As of December 31, 2011, we had placed into escrow approximately $11.7 million which represented the portion of the tax refund that was likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. During the quarter ended June 30, 2012, the $11.7 million was paid to the Debtors’ Estate.  In addition, during August 2012, Woodbridge paid to the Debtors’ Estate a settlement holdback amount of approximately $485,000 plus interest, thereby satisfying all of its obligations under the Settlement Agreement.

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.   As of March 31, 2013 and December 31, 2012, $11.9 million was accrued for pending legal proceedings involving BFC or its wholly-owned subsidiaries of BFC, or Woodbridge, at its parent company level (all of which related to the appraisal rights litigation described below).

BFC believes that it has meritorious defenses in the pending legal actions and that reasonably possible losses arising from these pending legal matters, in excess of the amounts currently accrued, if any, will not have a material impact on BFC’s financial statements.  However, due to the significant uncertainties involved in these legal matters, BFC may incur losses in excess of amounts accrued and an adverse outcome in these matters could be material to BFC’s financial statements.

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida.

Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve BFC’s 2009 merger with WHC and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge (the successor by merger to WHC) provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Under Florida law, Woodbridge thereafter commenced the appraisal rights action. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders.  On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders. As a result, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.   On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the dissenting shareholders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter of 2012 to $11.9 million as of December 31, 2012.  During April 2013, Woodbridge appealed the court’s ruling with respect to its fair value determination and the award of legal fees and costs and posted a $13.4 million bond in connection with the appeal. The outcome of the appeal is uncertain.

In Re Bluegreen Corporation Shareholder Litigation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to the previously proposed stock-for-stock merger between BFC and Bluegreen were filed against Bluegreen, the members of

Bluegreen’s board of directors, BFC and BXG Florida Corporation, a wholly-owned subsidiary of Woodbridge formed for purposes of the merger (“BXG Merger Sub”). As described below, four of these lawsuits have been consolidated into a single action in Florida, and the other three lawsuits have been consolidated into a single action in Massachusetts and stayed in favor of the Florida action. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits, captioned and styled Ronald Kirkland v. Bluegreen Corporation et al. (filed on November 16, 2011); Richard Harriman v. Bluegreen Corporation et al. (filed on November 22, 2011); Alfred Richner v. Bluegreen Corporation et al. (filed on December 2, 2011); and BHR Master Fund, LTD et al. v. Bluegreen Corporation et al. (filed on February 13, 2012), were consolidated into an action styled In Re Bluegreen Corporation Shareholder Litigation. On April 9, 2012, the plaintiffs filed a consolidated amended class action complaint which alleged that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. In the complaint, the plaintiffs also alleged that BFC breached its fiduciary duties to Bluegreen’s minority shareholders and that BXG Merger Sub aided and abetted the alleged breaches of fiduciary duties by Bluegreen’s directors and BFC. In addition, the complaint included allegations relating to claimed violations of Massachusetts law. The complaint sought declaratory and injunctive relief, along with damages and attorneys’ fees and costs. On September 13, 2012, Bluegreen’s motion to dismiss the action was denied. Bluegreen subsequently answered the complaint.

The three Massachusetts lawsuits were filed in the Superior Court for Suffolk County in the Commonwealth of Massachusetts and styled as follows: Gaetano Bellavista Caltagirone v. Bluegreen Corporation et al. (filed on November 16, 2011); Alan W. Weber and J.B. Capital Partners L.P. v. Bluegreen Corporation et al. (filed on November 29, 2011); and Barry Fieldman, as Trustee for the Barry & Amy Fieldman Family Trust v. Bluegreen Corporation et al. (filed on December 6, 2011). In their respective complaints, the plaintiffs alleged that the individual director defendants breached their fiduciary duties by agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration. The Fieldman and Weber actions contained the same claim against BFC. In addition, the complaints included claims that BXG Merger Sub, in the case of the Fieldman action, BFC and BXG Merger Sub, in the case of the Caltagirone action, and Bluegreen, in the case of the Weber action, aided and abetted the alleged breaches of fiduciary duties. On January 17, 2012, the three Massachusetts lawsuits were consolidated into a single action styled In Re Bluegreen Corp. Shareholder Litigation, which is presently stayed in favor of the Florida action.

Following the public announcement of the termination of the stock-for-stock merger agreement and the entry into the previously described agreement relating to Bluegreen’s cash merger with Woodbridge, the plaintiffs in the Florida action filed a motion for leave to file a supplemental complaint on November 28, 2012 in order to challenge the structure of, and consideration contemplated to be received by Bluegreen’s shareholders in the cash merger.  On November 30, 2012, the Florida court granted the plaintiffs’ motion and the supplemental complaint was deemed filed as of that date.   The supplemental complaint alleges that the merger consideration remained inadequate and continued to be unfair to Bluegreen’s minority shareholders.

The cash merger was consummated on April 2, 2013.  However, the actions related to the transaction remain pending, with the plaintiffs seeking to recover damages in connection with the transaction.  BFC and Bluegreen believe that these lawsuits are without merit and intend to defend against them vigorously.

Bluegreen

In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing or financing of VOIs or other resort operations. Bluegreen is also subject to certain matters relating to its previous Bluegreen Communities’ business, substantially all of the assets of which Bluegreen sold on May 4, 2012. Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise. Unless otherwise described below, Bluegreen believes that these claims are routine litigation incidental to its business.

Reserves are accrued for matters in which Bluegreen believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of March 31, 2013, Bluegreen accrued  $2.4 million for matters which it believes met these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims.

Bluegreen’s management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur. In certain matters, Bluegreen is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported the claim.

The aggregate liability relating to known contingencies discussed below, in excess of the amounts currently accrued, if any, are not expected to have a material impact on our consolidated financial statements.  However, due to the significant uncertainties involved in these legal matters, Bluegreen may incur losses in excess of amounts accrued and an adverse outcome in these matters could be material to our consolidated financial statements.

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

Bluegreen Vacations Unlimited, Inc.

In Case No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, during 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Bluegreen maintained that its decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and that Bluegreen is therefore entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that Bluegreen breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. Bluegreen filed a notice of appeal with the First District Court of Appeal seeking to appeal the trial court’s decision. The escrow deposit and all accrued interest were placed in the appropriate Court registry pending the outcome of the appeal.  In January 2013, an Amended Final Judgment was issued finding Bluegreen in breach of contract and awarding the plaintiff the entire deposit plus accrued interest. Bluegreen subsequently filed a Motion for Reconsideration with the Court.  Before the Court rendered a response to the Motion, the matter was settled pursuant to an agreement under which Bluegreen received approximately $145,000 of the disputed deposit amount with the balance distributed to the plaintiff.

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

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen, was the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. V. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. V. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. On January 17, 2013, the trial court issued a partial judgment on remand. In its partial judgment, the trial court entered judgment on the issues rendered by the Court of Appeals and the Texas Supreme Court, including a finding that Southwest’s filing of restrictive covenants that attempted to prevent or restrict mineral development was a breach of a duty owed to the non-executive mineral rights owners. As such, the trial court canceled and declared void the section of the restrictive covenants preventing mineral development. However, the trial court also declared that the remaining provisions of the restrictive covenants remain in full force, and the filing of the restrictive covenants by Southwest was not a breach of contract. The trial court also held that the claims by the plaintiffs for reformation of the original deeds dealing with the quantum of minerals reserved therein should be severed from this case and proceed to a separate trial, which is currently scheduled to begin in October 2013.

Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants caused devaluation of their residential lots and other economic damages.   During mediation held in June 2012, Southwest and the named plaintiffs (Lesley) reached an agreement to settle their disputes, with Southwest agreeing to pay the Lesley plaintiffs  $200,000 for dismissal of their claims.  Southwest has also settled the claims of certain other lot owners for a total of $7,000.  However, settlement has not been reached with the other landowners possessing reserved mineral rights, nor with the majority of lot owners who filed the cross-claim against Southwest. The trial court has set a trial date of October 7, 2013 for this matter. Southwest intends to vigorously defend itself with respect to the pending matters.

In Re Bluegreen Corporation Shareholder Litigation

See the above-described class action lawsuits relating to Woodbridge’s acquisition of Bluegreen.

BBX Capital

BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations.  Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation matters and the timing of ultimate resolution are inherently difficult to predict and uncertain.

BBX Capital reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of March 31, 2013 are not material to BBX Capital’s or BFC’s financial statements.  The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable.  Management of BBX Capital currently estimates the aggregate range of reasonably possible losses as $0 to $4.4 million in excess of the accrued liability relating to these legal matters.  This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2013.  The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure.

In certain matters BBX Capital is unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported the claim.

Liabilities arising from the litigation matters discussed below, in excess of the amounts currently accrued, if any, are not expected to have a material impact on BBX Capital’s or BFC’s financial statements. However, due to the significant uncertainties involved in these legal matters, BBX Capital may incur losses in excess of amounts accrued and an adverse outcome in these matters could be material to BBX Capital’s or BFC’s financial statements.

On May 10, 2013, BBX Capital received a notice from BB&T regarding a series of pending and threatened claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  The claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts.  BB&T’s notice asserts its belief that it may be entitled to indemnification with respect to such claims.

The following is a description of certain ongoing litigation matters:

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

BBX Capital Shareholders Lawsuit Seeking to Block the sale of BankAtlantic to BB&T under the Agreement

On April 5, 2012, J. Phillip Max filed a class action complaint in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida against Alan Levan, Jarett Levan, John Abdo, Steven Coldren, D. Keith Cobb, Charles C. Winningham III, Bruno Di Giulian, Willis Holcombe, David Lieberman, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and BB&T Corporation.  The complaint alleges that the individual defendants breached their fiduciary duties of care, good faith and loyalty by causing or permitting BBX Capital to sell BankAtlantic.  The complaint further alleges that BBX Capital, BFC and BB&T aided and abetted these breaches of fiduciary duty.  The complaint seeks declaratory and equitable relief, including an injunction against the proposed transaction between BBX Capital and BB&T, as well as seeking damages.  As a consequence of the consummation of the sale of BankAtlantic to BB&T much of the complaint was rendered moot and BBX Capital believes the remainder of the claims to be without merit and intends to vigorously defend the lawsuit.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly-owned subsidiary of CAM, among others as defendants.  BBX Capital and Fidelity Tax were served with the complaint January 8, 2013.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction.  BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

11.    Shares Subject to Mandatory Redemption

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of the 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,010 per share for the twelve month period ending April 29, 2014 to $1,000 per share for the twelve month period ending April 29, 2016.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and previously also upon the written non-objection of the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. The Company determined not to seek the Federal Reserve’s written non-objection to the dividend payment for the fourth quarter of 2011 or the first or second quarters of 2012 and, therefore, the Company accrued unpaid dividend payments totaling approximately $563,000 as of June 30, 2012.   As a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012, BFC was released from registration as a savings and loan holding company, effective August 31, 2012, and therefore is no longer subject to regulation by the Federal Reserve or otherwise as a savings and loan holding company.  Following such deregistration, the unpaid dividends on the 5% Cumulative Preferred Stock totaling $563,000 were paid by BFC. The 2012 third and fourth quarter dividends of $187,500 per quarter were paid as of December 31, 2012, and the 2013 first quarter dividend on the 5% Cumulative Preferred Stock of $187,500 was paid on March 31, 2013.  Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of March 31, 2013 is accrued interest of approximately $473,000.

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

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.   The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.   The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the June 30, 2012 estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition.

12.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012

BBX Capital	$110,861	113,425
Bluegreen	67,713	62,186
Joint ventures	36,492	33,211
Total noncontrolling interests	$215,066	208,822

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended
	March 31,
	2013	2012

Noncontrolling interest - Continuing Operations:
BBX Capital	$(3,083)	(6,153)
Bluegreen	5,321	3,507
Joint ventures	3,281	3,628
	$5,519	982

Noncontrolling interest - Discontinued Operations:
BBX Capital	$-	(484)
Bluegreen	(23)	(139)
	$(23)	(623)
Net income attributable to noncontrolling interests	$5,496	359

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

As a result of BBX Capital’s sale of BankAtlantic during July 2012 and the disposition of BFC’s investment in Benihana in connection with Safflower’s acquisition of Benihana during August 2012, BFC reorganized its reportable segments during the fourth quarter of 2012 to better align its segments with its and its subsidiaries’ current operations.  The Company currently reports its results through four segments:  Real Estate Operations; Bluegreen Resorts; FAR; and BBX.  Prior to the segment reorganization,  the Company had a BFC Activities reporting segment, which consisted of BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to Bluegreen and other real estate related activities, BFC’s investment in Benihana and certain other investments and subsidiaries. During the fourth quarter of 2012, BFC’s management modified its measure of segment operating profit to exclude the items that were previously classified within the BFC Activities segment.  Accordingly, the Company’s segment disclosure has been adjusted to reflect the revised presentation and the results previously included within BFC Activities have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts.

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

Bluegreen Resorts

Bluegreen Resorts, the operating segment relating to Bluegreen’s continuing operations, markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or developed by others.  Bluegreen Resorts also earns fees from third-party resort developers and timeshare owners for providing services such as sales and marketing, mortgage servicing, construction management, title, and resort management.

FAR

BBX Capital holds 5% of the outstanding preferred membership interests in FAR as well as the right to residual proceeds from FAR following such time, if any, as BB&T, which holds 95% of FAR’s outstanding preferred membership interests, has recovered $285 million preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount. Since its inception (August 1, 2012), FAR’s activities have primarily consisted of managing its portfolio of assets with a view towards liquidating the assets to provide sufficient funds to result in the full recovery of the preference amount and to maximize the residual value of the assets. FAR’s activities also include oversight of third party servicers and the liquidation of tax certificates, loans and real estate acquired through foreclosure.

BBX

The BBX segment includes the results of operations of CAM and the activities of BBX Partners for the three months ended March 31, 2013.  BBX Partners is a wholly-owned subsidiary of BBX Capital and its primary assets are non-performing commercial loans and real estate owned. BBX’s activities subsequent to the consummation of the BB&T Transaction as of July 31, 2012 consisted of activities associated with BBX Partners and CAM’s portfolio of loans receivable, real estate properties and a portfolio of previously charged-off loans as well as pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

BBX’s activities during the three months ended March 31, 2012 consisted of those related to BankAtlantic’s Commercial Lending reporting unit and BBX’s Partners’ assets. The activities related to the commercial loan portfolios included renewing, modifying, collecting, increasing, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2013 (in thousands):

					Unallocated
					Amounts
	Real Estate	Bluegreen			and	Segment
	Operations	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$-	57,284	-	-	-	57,284
Fee based sales commission	-	18,865	-	-	-	18,865
Other fee-based services revenue	-	19,285	-	-	-	19,285
Interest income	-	20,511	444	2,601	-	23,556
Other non-interest income	-	-	2,303	304	(161)	2,446
Total revenues	-	115,945	2,747	2,905	(161)	121,436

Costs and Expenses:
Cost of sale of VOIs	-	6,561	-	-	-	6,561
Cost of sale of other resorts operations	-	12,530	-	-	-	12,530
Interest expense	-	10,104	169	1,066	1,163	12,502
(Reversals of) provision for loan losses	-	-	(418)	1,177	-	759
Asset impairments	-	-	927	1,238	-	2,165
Selling, general and administrative expenses	26	64,615	5,773	2,252	4,056	76,722
Total costs and expenses	26	93,810	6,451	5,733	5,219	111,239

Other income	-	-	-	-	368	368
(Loss) income from continuing operations before income taxes	(26)	22,135	(3,704)	(2,828)	(5,012)	10,565
Less: Provision for income taxes	-	-	-	-	7,577	7,577
(Loss) income from continuing operations	(26)	22,135	(3,704)	(2,828)	(12,589)	2,988
(Loss) from discontinued operations, net of taxes	-	-	-	-	(50)	(50)
Net (loss) income	$(26)	22,135	(3,704)	(2,828)	(12,639)	2,938
Less: Net income attributable to noncontrolling interests					5,496	5,496
Net loss attributable to BFC					$(18,135)	(2,558)

Total assets	$2	1,129,100	409,975	258,772	(222,586)	1,575,263

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2012 (in thousands):

				Unallocated
				Amounts
	Real Estate	Bluegreen		and	Segment
	Operations	Resorts	BBX	Eliminations	Total
Revenues:
Sales of VOIs	$-	43,597	-	-	43,597
Fee based sales commission	-	12,778	-	-	12,778
Other fee-based services revenue	-	18,815	-	-	18,815
Interest income	-	21,164	8,335	-	29,499
Other non-interest income	-	-	1,297	-	1,297
Total revenues	-	96,354	9,632	-	105,986

Costs and Expenses:
Cost of sale of VOIs	-	4,362	-	-	4,362
Cost of sale of other resorts operations	-	12,986	-	-	12,986
Interest expense	-	11,746	4,167	997	16,910
Reversals of loan losses	-	-	(765)	-	(765)
Asset impairments	-	-	2,004	-	2,004
Selling, general and administrative expenses	31	51,142	17,517	2,647	71,337
Total costs and expenses	31	80,236	22,923	3,644	106,834

Other income	-	-	120	624	744
(Loss) income from continuing operations before income taxes	(31)	16,118	(13,171)	(3,020)	(104)
Less: Provision for income taxes	-	-	1	5,200	5,201
Income (loss) from continuing operations	(31)	16,118	(13,172)	(8,220)	(5,305)
Income (loss) from discontinued operations, net of taxes	4,397	-	-	(1,453)	2,944
Net income (loss)	$4,366	16,118	(13,172)	(9,673)	(2,361)
Less: Net income attributable to noncontrolling interests				359	359
Net loss attributable to BFC				(10,032)	(2,720)

Total assets	$53	1,001,990	1,617,071	2,294,185	4,913,299

14.    Certain Relationships and Related Party Transactions

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

The Company is the controlling shareholder of BBX Capital.  Mr. Alan Levan and Mr. Abdo are each executive officers and directors of BBX Capital.  In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of the Company and BBX Capital. Further, Seth M. Wise, an executive officer and director of the Company, and John K. Grelle, an executive officer of the Company, are executive officers of BBX Capital.

As described in further detail below, the Company and BBX Capital own 54% and 46%, respectively, of the outstanding equity interests in Woodbridge, which is the sole shareholder of Bluegreen as a result of its acquisition of Bluegreen on April 2, 2013.  Prior to Woodbridge’s acquisition of Bluegreen, the Company, indirectly through Woodbridge, owned approximately 54% of Bluegreen’s outstanding common stock.  In addition, Mr. Alan Levan and Mr. Abdo served, and continue to serve, as Chairman and Vice Chairman, respectively, of Bluegreen.  The Company also had a direct non-controlling interest in Benihana, and Mr. Alan Levan and Mr. Abdo served as directors of Benihana, in each case until August 2012 when Benihana was acquired by Safflower.

On May 7, 2013, BFC, BBX Merger Sub, a newly formed wholly-owned subsidiary of BFC, and BBX Capital entered into a definitive merger agreement which provides for BBX Capital to merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company of the merger and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (as such exchange ratio may be adjusted in accordance with the terms of the merger agreement, the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio.  Consummation of the merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BFC or BBX Capital. BFC has agreed in the merger agreement to vote all of the shares of BBX Capital’s Common Stock that it owns in favor of the merger agreement, which would constitute the requisite approval of the merger agreement by BBX Capital’s shareholders under Florida law. There is no assurance that the merger will be consummated on the currently contemplated terms or at all.

On April 2, 2013, Bluegreen merged with a wholly-owned subsidiary of Woodbridge in a cash merger transaction. Pursuant to the terms of the November 14, 2012 merger agreement between the parties, Bluegreen’s shareholders (other than Woodbridge, whose shares of Bluegreen’s common stock were canceled in connection with the merger without any payment therefor) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the merger, including unvested restricted shares. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the merger, whether vested or unvested, was canceled in exchange for a cash payment to the holder in an amount equal to the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149 million.  As a result of the merger, Bluegreen, which was the surviving corporation of the merger, became a wholly-owned subsidiary of Woodbridge.

In connection with the financing of the Bluegreen merger, the Company and Woodbridge entered into a purchase agreement with BBX Capital on April 2, 2013.  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46%

equity interest in Woodbridge. The Company continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million. The promissory note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the promissory note, with all outstanding amounts being due and payable at the end of the five-year term. In connection with BBX Capital’s investment in Woodbridge, the Company and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and distributions to be made on a pro rata basis in accordance with the Company’s and BBX Capital’s respective percentage equity interests in Woodbridge.

The Company and Bluegreen were previously party to a merger agreement, dated November 11, 2011, which provided for Bluegreen to merge with and into a wholly-owned subsidiary of the Company and for Bluegreen’s shareholders (other than Woodbridge and shareholders of Bluegreen who duly exercised appraisal rights in accordance with Massachusetts law) to receive eight shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger. The November 2011 merger agreement was conditioned upon, among other things, the listing of the Company’s Class A Common Stock on a national securities exchange at the effective time of the merger.  Due to the inability to satisfy this closing condition, on November 14, 2012, the parties agreed to terminate the November 2011 merger agreement and entered into the cash merger agreement described above.

The following table presents information relating to the shared services arrangements between BFC, BBX Capital (including BankAtlantic) and Bluegreen, and the information technology services and office facilities agreements between BFC and BBX Capital (including BankAtlantic) for the three months ended March 31, 2013 and 2012. All amounts were eliminated in consolidation (in thousands).

		For the Three Months Ended March 31, 2013
		BFC	BBX Capital	Bluegreen
Shared service income (expense)	(a)	$32	(39)	7
Facilities cost and information technology	(b)	$(108)	108	-

		For the Three Months Ended March 31, 2012
		BFC	BBX Capital	Bluegreen
Shared service income (expense)	(a)	$430	(318)	(112)
Facilities cost and information technology	(c)	$(90)	79	11

(a)

Prior to the completion of the BankAtlantic Sale in July 2012, subsidiaries of BFC provided human resources, risk management, investor relations, executive office administration and other services to BBX Capital.    BFC and its subsidiaries continue to provide risk management and other administrative services to BBX Capital.  BFC and its subsidiaries also provide risk management and administrative services to Bluegreen. The costs of these services are allocated based upon the usage of the services.

(b)

In December 2012, the Company entered into an agreement with BBX Capital pursuant to which BBX Capital provides office facilities to the Company at BBX Capital’s and the Company’s principal executive offices.  Under the terms of the agreement, the Company reimburses BBX Capital at cost for certain costs and expenses related to the office facilities provided.

(c)

Prior to the completion of the BankAtlantic Sale in July 2012, as part of the shared service arrangement, BFC paid BankAtlantic for office facilities utilized by BFC and its shared service operations as part of the shared services arrangement between the companies.  BFC also paid BankAtlantic for information technology related services pursuant to a separate agreement. BankAtlantic received approximately $20,000 under the information technology services agreement during the three months ended March 31, 2012.

In June 2010, BBX Capital and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC received a monthly fee of $12,500 from each of BankAtlantic and BBX Capital and, if BFC’s efforts resulted in net recoveries of any non-performing loan or the sale of real estate owned, BFC received a fee equal to 1% of the net value recovered. During the three months ended March 31, 2012, BFC received an aggregate of $0.2 million of real estate advisory service fees under this agreement.

The above-described agreements between BFC and BankAtlantic were either terminated effective upon the closing of the BB&T Transaction or were assumed by BB&T for a limited period of time after consummation of the BB&T Transaction and, following the BB&T Transaction, are no longer considered related party transactions.

In prior periods, BBX Capital issued options to purchase shares of BBX Capital’s Class A Common Stock to employees of the Company.  Additionally, certain employees of BBX Capital have transferred to affiliate companies, and BBX Capital has elected, in accordance with the terms of BBX Capital’s stock option plans, not to cancel the stock options held by those former employees. BBX Capital from time to time also issues options and restricted stock awards to employees of the Company that perform services for BBX Capital. Expenses relating to all options and restricted stock awards granted by BBX Capital to employees of the Company were approximately $9,000 for the three months ended March 31, 2012.  The Company reimbursed BBX Capital for the full amount of these expenses.

As of March 31, 2012, BFC had cash and cash equivalents accounts at BankAtlantic with a total balance of approximately $2.2 million. These accounts were on the same general terms as deposits made by unaffiliated third parties. The Company received nominal interest with respect to these accounts during the three months ended March 31, 2012.

During each of the three months ended March 31, 2013 and 2012, Bluegreen paid a subsidiary of BFC approximately $0.2 million for a variety of management advisory services. In addition, BFC had an agreement with Bluegreen relating to the engagement of different independent registered public accounting firms. Pursuant to this agreement, Bluegreen reimbursed BFC during the three months ended March 31, 2012 approximately $0.2 million for fees paid by BFC to its independent registered public accounting firm for services performed at Bluegreen as part of the accounting firm’s annual audit of BFC’s consolidated financial statements.  This agreement was terminated in connection with Bluegreen’s decision during October 2012 to change its independent registered public accounting firm to the same firm used by BFC.

Beginning in 2009, Bluegreen entered into a land lease with Benihana, which constructed and operates a restaurant on one of Bluegreen’s resort properties. Under the terms of the lease, Bluegreen receives payments from Benihana of approximately $0.1 million annually.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

15.    Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2013	2012
Basic earnings (loss) per common share
Numerator:
Income (loss) from continuing operations	$2,988	(5,305)
Less: Noncontrolling interests income from continuing operations	5,519	982
Loss to common shareholders	(2,531)	(6,287)
Preferred stock dividends	-	(188)
Loss available to common shareholders	(2,531)	(6,475)

(Loss) income from discontinued operations	(50)	2,944
Less: Noncontrolling interests loss from discontinued operations	(23)	(623)
(Loss) income from discontinued operations to common shareholders	(27)	3,567
Net loss available to common shareholders	$(2,558)	(2,908)

Denominator:
Basic weighted average number of common shares outstanding	77,568	77,135

Basic earnings (loss) per common share:
Loss per share from continuing operations	$(0.03)	(0.08)
Earnings per share from discontinued operations	-	0.04
Basic loss per share	$(0.03)	(0.04)

Diluted earnings (loss) per common share
Numerator:
Loss available to common shareholders	$(2,531)	(6,475)
(Loss) income from discontinued operations	(27)	3,567
Net loss available to common shareholders	$(2,558)	(2,908)

Denominator:
Basic weighted average number of common shares outstanding	77,568	77,135
Effect of dilutive stock options and unvested restricted stock	6,529	354
Diluted weighted average number of common shares outstanding	84,097	77,489

Diluted earnings (loss) per common share:
Loss per share from continuing operations	$(0.03)	(0.08)
Earnings per share from discontinued operations	-	0.04
Diluted loss per share	$(0.03)	(0.04)

Options to acquire 2,297,858 shares of common stock were anti-dilutive and not included in the calculation of diluted earnings (loss) per share for the three months ended March 31, 2012.  No options were anti-dilutive for the three months ended March 31, 2013.

16.  New Accounting Pronouncements

Accounting Standards Update Number 2013-04: Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance under GAAP.  This update is not expected to have a material impact on the Company’s financial statements.

Accounting Standards Update Number 2013-07 – Presentation of Financial Statements (Topic 205):  Liquidation Basis of Accounting. This update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The update requires financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The Company believes that this update will not have a material impact on its financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include a direct controlling interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and, through Woodbridge Holdings, LLC (“Woodbridge”), an indirect 54% interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”).

We currently hold shares of BBX Capital’s Class A Common Stock, which is currently listed for trading on the New York Stock Exchange (“NYSE”), and Class B Common Stock representing an approximately 75% voting interest and 53% equity interest in BBX Capital.  BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida. On July 31, 2012, BBX Capital completed its sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic. Following the sale of BankAtlantic to BB&T, BBX Capital has managed, and plans to continue to manage, the assets retained by it in the sales transaction and engage in investments in real estate and other business opportunities over time as such assets are monetized.  In addition, as described in further detail below, on April 2, 2013, BBX Capital invested $71.75 million in Woodbridge upon consummation of Woodbridge’s acquisition of Bluegreen in exchange for a 46% equity interest in Woodbridge.  We continue to hold the remaining 54% of Woodbridge’s outstanding equity interests.

Bluegreen is a sales, marketing and management company primarily focused on the hospitality and vacation ownership industries. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others.  When owned by others, Bluegreen earns fees for providing services. Bluegreen also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of its VOIs, which provides significant interest income to Bluegreen.

BFC also holds interests in other investments and subsidiaries as described herein.  Until August 2012, BFC held a significant investment in Benihana Inc. (“Benihana”) until August 2012 when Benihana was acquired by Safflower Holdings Corp. (“Safflower”).

As of March 31, 2013, we had total consolidated assets of approximately $1.6 billion, and shareholders’ equity attributable to BFC of approximately $297.6 million. Net loss attributable to BFC for the three months ended March 31, 2013 and 2012 was approximately $2.6 and $2.7 million, respectively.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. Most recently, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole.  As described below, in April 2013, BFC and BBX Capital, through Woodbridge, consummated a cash merger with Bluegreen which resulted in Bluegreen becoming a wholly-owned subsidiary of Woodbridge.   Further, in May 2013, we entered into a merger agreement with BBX Capital which contemplates a stock-for-stock merger between the companies, as described in further detail below.   In the future, we may also seek to make opportunistic investments outside of our existing portfolio, including investments in real estate based opportunities and middle market operating businesses.  However, we do not currently have pre-determined parameters as to any future investment. In furtherance of our goals, we will continue to evaluate various financing transactions, including raising additional debt or equity as well as other alternative sources of new capital. BFC’s  investments or acquisitions may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long period of time, thus causing our results of operations to vary significantly on a quarterly basis.

On May 7, 2013, BFC, BBX Merger Sub, LLC, a newly formed wholly-owned subsidiary of BFC (“BBX Merger Sub”), and BBX Capital entered into a definitive merger agreement which provides for BBX Capital to merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company of the merger and a wholly- owned subsidiary of BFC. Under the terms of the merger agreement, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (as such exchange ratio may be adjusted in accordance with the terms of the merger agreement, the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio.  Consummation of the merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BFC or BBX Capital. BFC has agreed in the merger agreement to vote all of the shares of BBX Capital’s Common Stock that it owns in favor of the merger agreement, which would constitute the requisite approval of the merger agreement by BBX Capital’s shareholders under Florida law. There is no assurance that the merger will be consummated on the currently contemplated terms or at all.

On April 2, 2013, Bluegreen merged with a wholly-owned subsidiary of Woodbridge in a cash merger transaction (sometimes hereinafter referred to as the “Bluegreen merger”).   Pursuant to the terms of the merger agreement, Bluegreen’s shareholders (other than Woodbridge) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the merger, including unvested restricted shares. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the merger, whether vested or unvested, was canceled in exchange for a cash payment to the holder in an amount equal to the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149.0 million.  As a result of the merger, Bluegreen, which was the surviving corporation of the merger, became a wholly-owned subsidiary of Woodbridge.  Prior to the merger, the Company indirectly through Woodbridge owned approximately 54% of Bluegreen’s outstanding common stock. These shares were canceled upon consummation of the merger without any payment therefor.

In connection with the financing of the Bluegreen merger, the Company and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. In connection with BBX Capital’s investment in Woodbridge, the Company and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and distributions to be made on a pro rata basis in accordance with the Company’s and BBX Capital’s respective percentage equity interests in Woodbridge.

Additionally, the proceeds from Bluegreen’s issuance of $75 million of senior secured notes (the “2013 Notes Payable”) on March 26, 2013 in a private transaction and approximately $14 million of Bluegreen’s unrestricted cash were utilized in connection with the funding of the $149 million merger consideration indicated above. See Note 9 to the consolidated financial statements included in Item 1 of this report for additional information regarding the 2013 Notes Payable.

Two consolidated class action lawsuits relating to the Bluegreen merger remain pending.  As described in detail in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, these actions include, among others, claims based on alleged breaches of fiduciary duty.  The plaintiffs have asserted that the consideration received by Bluegreen’s minority shareholders in the transaction was inadequate and unfair, and are seeking to recover damages in connection with the transaction. The Company believes that these lawsuits are without merit and intends to continue to vigorously defend the actions.

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At March 31, 2013, BFC had an approximately 53% economic ownership interest in BBX Capital and, through Woodbridge, an approximately 54% economic ownership interest in Bluegreen (in each case excluding restricted shares issued by the applicable company to its officers and directors which were unvested as of March 31, 2013).  The Bluegreen merger was consummated on April 2, 2013 resulting in Bluegreen becoming a wholly-owned subsidiary of Woodbridge.  As a result of the completion of the transaction, BFC and BBX Capital own 54% and 46%, respectively, of Woodbridge.

We currently report the results of our business activities through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and Florida Asset Resolution Group, or FAR.

Discontinued operations include BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components, Bluegreen Communities, Core’s commercial leasing projects, and Cypress Creek Holdings.

Forward Looking Statements

This document contains forward-looking statements based largely on current expectations of BFC and its subsidiaries that are subject to a number of risks and uncertainties which are subject to change based on factors which are, in many instances, beyond our control. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report.  The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made.  This document also contains information regarding the past performance of investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which our subsidiaries operate, including the real estate, resort development and vacation ownership industries in which Bluegreen operates, and the investment and asset management activities of BBX Capital, while other factors apply more specifically to BFC, including, but not limited to, the following:

•	BFC has negative cash flow and limited sources of cash which may present risks to its ongoing operations;
•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits and the risk that it will not be in a position to make new investments or that the investments made will not prove to be advantageous;

•

the risks and uncertainties affecting BFC and its subsidiaries, and their respective results, operations, markets, products, services and business strategies, including with respect to BBX Capital, risks associated with its ability to successfully implement its currently anticipated plans and uncertainties regarding BBX Capital’s ability to generate earnings under its new business strategy;

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
•

BFC is dependent upon dividends from its subsidiaries to fund its operations; BFC’s subsidiaries may not be in a position to pay dividends or otherwise make a determination to pay dividends to its shareholders; dividend payments may be subject to certain restrictions, including, restrictions contained in its debt instruments; any payment of dividends by a subsidiary of BFC is subject to declaration by such subsidiary’s board of directors or managers (which in the case of BBX Capital, is comprised of a majority of independent directors under the listing standards of the NYSE) as well as the boards of directors of both BBX Capital and BFC in the case of dividend payments by Woodbridge; and dividend decisions by subsidiaries which are not 100% owned by BFC, including BBX Capital, Woodbridge and Bluegreen, are outside of the control of BFC and may not be made in BFC’s best interests;

•	risks related to BFC’s ability to pay dividends to holders of its preferred stock, which will depend on BFC’s financial condition;
•

risks relating to the Bluegreen merger which was consummated during April 2013, including that the transaction may not result in the realization of the expected benefits, as well as the significant costs incurred related to the transaction, including with respect to the pending litigation regarding the transaction;

•

risks relating to BFC’s currently proposed merger with BBX Capital, including the ability of BFC to obtain the listing of its Class A Common Stock on a national securities exchange, as required by the terms of the merger agreement; the parties’ ability to satisfy the other closing conditions contained in the merger agreement; the risk that the merger may not otherwise be consummated on the contemplated terms, or at all; the risk that the merger, if consummated, may not result in the combined company realizing the expected benefits from the merger; the risk that litigation may be brought challenging the merger; and risks related to the costs incurred and to be incurred related to the merger (including legal fees and expenses related to any potential litigation) and the risk that cash payments made to shareholders of BBX Capital who exercise appraisal rights if the merger is consummated may adversely impact BFC’s financial condition and cash position;

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

•

the uncertainty regarding, and the impact on BFC’s financial condition and cash position of, the amount of cash that will be required to be paid to former shareholders of Woodbridge Holdings Corporation (“WHC”) who exercised appraisal rights in connection with the 2009 merger between BFC and WHC,  as well as the legal and other professional fees and other costs and expenses of the appraisal rights proceedings; and

•	the Company’s success at managing the risks involved in the foregoing.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	the overall state of the economy, interest rates and the availability of financing may affect Bluegreen’s ability to market VOIs;
•	Bluegreen could incur substantial losses and its liquidity position could be adversely impacted if the customers it finances default on their obligations;
•

while Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will  be successful or that

Bluegreen’s business and profitability will not otherwise continue to depend on its ability to obtain financing, which may not be available on favorable terms, or at all;

•

Bluegreen’s future success depends on its ability to market its products successfully and efficiently, and Bluegreen’s marketing expenses may increase, particularly if Bluegreen’s marketing efforts focus on  new customers rather than sales to its existing owners;

•

Bluegreen may not be successful in increasing or expanding its fee-based services relationships and its fee-based services activities may not be profitable, which may have an adverse impact on its results of operations and financial condition;

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

•

adverse outcomes in legal or other regulatory procedures, including claims for development-related defects and the costs and expenses associated with litigation, could adversely affect Bluegreen’s financial condition and operating results;

•

Bluegreen may be adversely affected by federal, state and local laws and regulations and changes in applicable laws and regulations, including the imposition of additional taxes on operations. In addition, results of audits of Bluegreen’s tax returns or those of its subsidiaries may have a material and adverse impact on its financial condition;

•	Bluegreen has outstanding indebtedness which may negatively impact its available cash and its flexibility in the event of a deterioration of economic conditions;
•	environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s business;
•	the ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital;
•

there are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP, and any changes in estimates, judgments and assumptions used could have a material adverse impact on Bluegreen’s operating results and financial condition; and

•	the loss of the services of Bluegreen’s key management and personnel could adversely affect its business.

With respect to BBX Capital, the risks and uncertainties include, but are not limited to the following:

•

the impact of economic, competitive and other factors affecting BBX Capital and its markets, products and services; decreases in real estate values, and increased unemployment or sustained high unemployment rates on its business generally; the ability of BBX Capital’s borrowers to service their obligations; and the value of collateral securing outstanding loans;

•

credit risks and loan losses, and the related sufficiency of BBX Capital’s allowance for loan losses, including the impact of the economy and real estate market values on BBX Capital’s assets and the credit quality of its loans;

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in the allowance for loan losses;
•	the impact of and expenses associated with litigation, including but not limited to, litigation brought by the SEC against BBX Capital and its Chairman;
•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on BBX Capital’s activities;
•	risks associated with the impact of periodic valuation of BBX Capital’s assets for impairment;
•

risks relating to BBX Capital’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, or which may not be profitable, including BBX Capital’s investment in Woodbridge, which will be dependent on the results of Bluegreen;

•	that BBX Capital’s Class A Common Stock may not meet the requirements for continued listing on the NYSE;
•

that the assets retained by BBX Capital in CAM and FAR may not be monetized at the values currently ascribed to them or, in the case of FAR, in amounts sufficient to repay BB&T’s full preference amount;

•	risks associated with the currently proposed merger between BFC and BBX Capital, as described above; and
•	BBX Capital’s success at managing the risks involved in the foregoing.

In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company and BBX Capital with the SEC, including those disclosed in the “Risk Factors” sections of such reports. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. On an ongoing basis, management evaluates its estimates, including those that relate to the determination of the allowance for loan losses, the estimated future sales value of inventory, the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting, the recovery of the carrying value of real estate inventories, the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets, the evaluation of goodwill, the valuation of securities, as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the determination of the fair value of assets and liabilities in the application of the acquisition method of accounting, the estimate of contingent liabilities related to litigation and other claims and assessments, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) revenue recognition and inventory cost allocation; (ii) the carrying value of completed VOI inventory; (iii) the carrying value of VOIs held for and under development; (iv) allowance for credit and loan losses, including with respect to notes receivable secured by VOIs; (v) the impairment of long-lived assets, including intangible assets; and (vi) the valuation of Bluegreen’s notes receivable which for accounting purposes were treated as having been acquired by BFC during 2009 in connection with the purchase of additional shares of Bluegreen’s common stock at that time.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially and adversely impacted.

New Accounting Pronouncements

See Note 16 of the “Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended March 31,
	2013	2012

Income (loss) from continuing operations, net of taxes	$2,988	(5,305)
(Loss) income from discontinued operations, net of taxes	(50)	2,944
Net income (loss)	2,938	(2,361)
Less: Net income attributable to noncontrolling interests	5,496	359
Net loss attributable to BFC	(2,558)	(2,720)
5% Preferred stock dividends	-	(188)
Net loss allocable to common stock	$(2,558)	(2,908)

Consolidated net loss attributable to BFC for the three months ended March 31, 2013 and 2012 was $2.6 million and $2.7 million, respectively.  Discontinued operations include the results of BankAtlantic’s community banking, investment, capital services and tax certificate reporting units, as well as Bluegreen Communities, and Cypress Creek Holdings.  See Note 3 to our consolidated financial statements for additional information about our discontinued operations. The 5% preferred stock dividend represents the dividend obligations of the Company with respect to its mandatorily redeemable 5% Cumulative Preferred Stock. See Note 11 to our consolidated financial statements for additional information about our mandatorily redeemable 5% Cumulative Preferred Stock.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at March 31, 2013 and December 31, 2012 were $1.6 billion and $1.5 billion, respectively. The primary changes in components of total assets are summarized below:

•

Increase in total assets of $75 million as a result of the previously described $75 million of 2013 Notes Payable issued by Bluegreen during March 2013, the proceeds of which were used to fund a portion of the merger consideration paid to Bluegreen’s shareholders in connection with the Bluegreen merger on April 2, 2013.

Total liabilities at March 31, 2013 and December 31, 2012 were $1.1 billion and $1.0 billion, respectively.   The primary changes in components of total liabilities are summarized below:

•

A $75 million increase in liabilities in connection with the 2013 Notes Payable issuance by Bluegreen and a decrease in BB&T’s preferred interest in FAR of $32.8 million which was paid as a result of net cash inflows associated with FAR’s assets.

BFC

Prior to the fourth quarter of 2012, BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to its investment in Bluegreen and other real estate related activities, were included in a separate reporting segment labeled BFC Activities.  The BFC Activities segment also included our previous investment in Benihana (which we no longer hold following the acquisition of Benihana by Safflower during August 2012), investments made by our wholly-owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”), the financial results of a venture partnership that BFC controls and certain other equity investments, as well as income and expenses associated with BFC’s shared services operations, which provided human resources, risk management, investor relations and executive office administration services to BBX Capital and provides certain risk management and administrative services to BBX Capital and Bluegreen.   During the fourth quarter of 2012, BFC’s management modified its measure of segment operating profit to exclude the items that were previously classified as BFC Activities. These amounts are now included in the reconciliation of segment amounts to the consolidated amounts.  The Company’s segment disclosure has been adjusted to reflect the revised presentation and the results of BFC Activities, which is no longer an operating segment, has been reclassified to unallocated corporate overhead for all periods presented.  See also Note 13 to the Consolidated Financial Statements included in Item 1 of this report for additional information regarding our operating segments, including the reclassification of the previous BFC Activities segment.

BFC’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, human resources, risk management, investor relations and executive office administration.

Corporate general and administrative expenses were $4.2 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively.  The increase for the three month period in 2013 compared to 2012 primarily reflects an increase in employee and executive bonuses, an increase in stock based compensation expense as a result of restricted stock awards granted to our executives in November 2012, and higher legal and professional fees, partially offset by a decrease in employee salary due to a reduction in headcount.

BFC - Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, BFC and its wholly-owned subsidiaries as well as Woodbridge, at its parent company level, had cash, cash equivalents and short-term investments of approximately $8.6 million and $16.0 million, respectively. The decrease in cash, cash equivalents, and short-term investments was primarily due to BFC’s operating and general and administrative expenses of approximately $2.6 million, payments of $3.7 million related to executive bonuses, interest payments related to Woodbridge’s junior subordinated debentures of approximately $0.9 million, and dividend payments of approximately $0.2 million related to our 5% Cumulative Preferred Stock.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge. BFC’s principal sources of liquidity are its available cash and short-term investments.  We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, invest in equity securities, and or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million, subject to market conditions and other factors considered by management.  No shares were repurchased during the three months ended March 31, 2013 or the year ended December 31, 2012.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including potential dividends from our subsidiaries (which, as described below, may be subject to certain limitations) and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

BFC has not received cash dividends from BBX Capital since March 2009. Prior to its deregistration as a savings and loan holding company in connection with its sale of BankAtlantic, BBX Capital’s payment of dividends was subject to the oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  In addition, prior to its sale of BankAtlantic, BBX Capital was restricted from paying dividends pursuant to the terms of the indentures governing its TruPs due to its deferral of interest payments thereunder.  While these restrictions no longer apply, BBX Capital will only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE. BBX Capital has disclosed that it expects to utilize its available cash to pursue opportunities in accordance with its business strategies and has no current plans to pay cash dividends to its shareholders.

Bluegreen has not historically paid cash dividends to its shareholders and certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends.  Bluegreen may only pay dividends subject to its restrictions as well as declaration by its board of directors, a majority of whom were independent under the listing standards of the NYSE.  In addition, as a result of the completion of the Bluegreen merger on April 2, 2013, Woodbridge, as the parent company of Bluegreen, would be entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC which own 46% and 54% of Woodbridge, respectively.

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

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,010 per share for the twelve month period ending April 29, 2014 to $1,000 per share for the twelve month period ending April 29, 2016.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and, prior to August 31, 2012, upon the written non-objection of the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. From the fourth quarter of 2011 to the second quarter of 2012, the Company decided not to seek the written non-objection of the Federal Reserve to dividend payments on the 5% Cumulative Preferred Stock and, therefore, the Company accrued unpaid dividend payments totaling approximately $563,000 as of June 30, 2012.  As previously described, as a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012, BFC was released from registration as a savings and loan holding company, effective July 31, 2012.  Following such deregistration, the unpaid dividends of $563,000 were paid by BFC. The Company subsequently paid the quarterly dividend payments for the third and fourth quarters of 2012 and the first quarter of 2013.

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

On April 4, 2012, the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock were further amended (the “Second Amendment”).  Pursuant to the Second Amendment, to the extent the shares are not earlier redeemed pursuant to the optional redemption right, described above, the Company will be required to redeem 5,000 shares of the 5% Cumulative Preferred Stock during each of the years ending December 31, 2016, 2017 and 2018 for an aggregate annual redemption price of $5.0 million, or $1,000 per share. The Second Amendment also provides that, in the event that the Company defaults on its dividend or mandatory redemption obligations, subject to certain limitations, the holders of the 5% Cumulative Preferred Stock will be entitled to receive from the Company shares of common stock of Bluegreen owned by the Company having, in the aggregate, a fair market value equal to the amount of the dividend or redemption payment, as the case may be, to the extent not timely paid.  In consideration therefor, the Second Amendment eliminated the Benihana Stock Provisions.

Prior to September 21, 2009, BFC owned an approximately 23% economic ownership interest and 59% voting interest in Woodbridge Holdings Corporation (“WHC”), which at that time was a separate publicly traded company.  On September 21, 2009, BFC and WHC consummated their merger pursuant to which WHC merged with and into Woodbridge, which was a wholly-owned subsidiary of BFC at that time, and the shareholders of WHC (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock for each share of WHC’s Class A Common Stock they held at the effective time of the merger. Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock.  Under Florida law, Woodbridge thereafter initiated legal proceedings relating to the appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital.  On July 5, 2012, the presiding court ruled the fair value of the Dissenting Holders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result of the trial court’s ruling, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.  On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the Dissenting Holders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million to $11.9 million during the fourth quarter of 2012. During April 2013, Woodbridge appealed the court’s ruling with respect to its fair value determination and the award of legal fees and costs and posted a $13.4 million bond in connection with the appeal. The outcome of the appeal is uncertain.

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed the repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee is $2.0 million (which is shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to another unaffiliated partner.  In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and, therefore, agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts recorded on our financial statements at March 31, 2013 or December 31, 2012 relating to the guarantee or otherwise in respect of the partnership.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. As of March 31, 2013 and December 31, 2012, the carrying amount of this investment was approximately $254,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded on the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

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

As a result of significant challenges faced, a decision was made to cease all activities at Carolina Oak during 2009.  Woodbridge was the obligor under a $37.2 million loan collateralized by property owned by Carolina Oak.  During 2009, the lender declared the loan to be in default and filed an action for foreclosure.  On April 26, 2011, a settlement agreement was entered into to resolve the disputes and litigation relating to the loan. Under the terms and subject to the conditions of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period (which expired during April 2012), to fully release Woodbridge and Carolina Oak. In accordance with applicable accounting guidance, a deferred gain on debt settlement of $29.9 million was recorded in the Company’s consolidated statement of financial condition as of December 31, 2011 and was recognized into income during the second quarter of 2012 as a result of the full release of Woodbridge and Carolina Oak during April 2012.

For the three months ended March 31, 2013 compared to March 31, 2012.

There were no real estate sales or other revenues during the three months ended March 31, 2013 or 2012 due to the cessation of operations at Core and Carolina Oak.

Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 were not significant.

Discontinued Operations –Cypress Creek Holdings

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

For the three months ended March 31, 2013 compared to the same period in 2012.

Revenues from discontinued operations for the three months ended March 31, 2012 were $4.4 million and related solely to the gain on sale of the office building owned by Cypress Creek Holdings during January 2012.  There was no revenue from discontinued operations for the three months ended March 31, 2013.

Costs and expenses related to discontinued operations for the three months ended March 31, 2013 and 2012 were not significant.

Real Estate Operations-Liquidity and Capital Resources

Due to the cessation of operations at Core and Carolina Oak, the cash and cash equivalents balance with respect to the Real Estate Operations segment at March 31, 2013 and December 31, 2012 was not significant.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At March 31, 2013 and December 31, 2012, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. No reimbursements were made during the three months ended March 31, 2013 or the year ended December 31, 2012.

In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the surety bond exposure in connection with demands made by a municipality. Based on claims made by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated. While Woodbridge did not believe that the municipality had the right to demand payment under the bonds, Woodbridge complied with that request. In August 2010, a motion for summary judgment was entered in Woodbridge’s favor terminating any obligations under the bonds. Subsequent to the motion being granted, the municipality appealed the decision. On March 8, 2012, the Court of Appeals affirmed the district court’s granting of Woodbridge’s motion for summary judgment. During May 2012, the Company received a refund of $3.8 million of the escrow deposit.  During April 2013, Woodbridge received approximately $50,000 of the remaining $200,000 escrow deposit and the balance of $150,000 was paid for legal fees related to the matter.

Bluegreen Resorts

Bluegreen is a sales, marketing and management company, primarily focused on the hospitality and vacation ownership industries. Bluegreen’s business historically was conducted through two operating segments – Bluegreen’s resorts business segment (“Bluegreen Resorts”) and Bluegreen’s residential communities business segment (“Bluegreen Communities”).  As a result of Bluegreen’s sale of substantially all of the assets that comprised Bluegreen Communities in 2012, Bluegreen’s continuing operations relate solely to Bluegreen Resorts.

Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed by others.  When owned by others, Bluegreen earns fees for providing services. VOIs in Bluegreen’s resorts and those sold by Bluegreen on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of Bluegreen’s 61 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays.  Bluegreen Resorts also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services.  In addition, Bluegreen Resorts provides financing to credit qualified individual purchasers of VOIs, which provides significant interest income to Bluegreen.

Bluegreen Resorts’ results for the three months ended March 31, 2013 reflect Bluegreen’s efforts to achieve selling and marketing efficiencies through new marketing channels and Bluegreen’s continued focus on its fee-based service business. Bluegreen believes its fee-based service business enables Bluegreen to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Providing these services requires significantly less capital investment than Bluegreen’s traditional vacation ownership business. Bluegreen’s goal is for its fee-based services to become an increasing portion of Bluegreen’s business over time; however, Bluegreen’s efforts to do so may not be successful.

During the three months ended March 31, 2013:

•	VOI system-wide sales, which include sales of third-party inventory, were $90.7 million compared to $69.7 million during the three months ended March 31, 2012.

•

Bluegreen sold $29.4 million of third-party inventory and earned sales and marketing commissions of approximately $18.9 million. Including Bluegreen’s resort management, title services, construction management and other fee-based operations, Bluegreen’s total fee-based service revenues were $38.2 million, a 21% increase over the same period in 2012.

•

In January 2013, Bluegreen entered into multi-year strategic alliance agreements with Choice Hotels International Inc. (“Choice”). Choice currently franchises approximately 6,200 hotels in the United States and more than 30 foreign countries and territories and its brands include Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge and Rodeway Inn. Bluegreen’s relationship with Choice impacts several areas of its business and, while there is no assurance as to the success of the relationship, it includes a sales and marketing alliance component that Bluegreen believes will enable it to leverage Choice’s brands, customer relationships and marketing channels to market Bluegreen’s VOI offerings. Additionally, subject to the terms and conditions of the agreements, including specified payments to be made to Choice, Choice has agreed, among other things, to brand 21 Bluegreen Vacation Club resorts as part of the Choice Hotels AscendTM Hotel Collection, a network of historic, boutique and unique hotels in the United States, Canada, Scandinavia and Latin America.

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private financing. Bluegreen’s 2013 Notes Payable are secured by certain of Bluegreen’s assets, primarily the cash flows from the residual interests relating to Bluegreen’s term securitizations and Bluegreen’s VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  The proceeds from the 2013 Notes Payable were used to fund a portion of the merger consideration paid to Bluegreen’s former shareholders in connection with the consummation of the Bluegreen merger during April 2012.

Seasonality

Bluegreen has historically experienced and expects to continue to experience seasonal fluctuations in its revenues and results of operations.  This seasonality has resulted, and may continue to result, in fluctuations in Bluegreen’s quarterly operating results.  Although Bluegreen typically sees more potential customers at Bluegreen’s sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the requirement that Bluegreen use the percentage-of-completion method of accounting.

Notes Receivable and Allowance for Credit Losses

Bluegreen offers financing to buyers of its VOIs who meet certain minimum requirements and is subject to the risk of defaults by those customers.  GAAP requires that Bluegreen reduce sales of VOIs by its estimate of future uncollectible note balances on originated VOI notes receivables, excluding any benefit for the value of future recoveries of defaulted VOI inventory.  Bluegreen updates its estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in Bluegreen’s expected losses related to notes originated in prior periods.

Bluegreen’s notes receivable also include amounts outstanding under Bluegreen Communities’ notes receivable portfolio, which was excluded from the May 2012 sale of substantially all of the assets of Bluegreen Communities.  See Note 6 to our Consolidated Financial Statements for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Results of Operations

Selected information regarding the results of operations for Bluegreen Resorts for the three months ended March 31, 2013 and 2012 is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2013		2012
		% of System-wide sales of VOIs, net(4)		% of System-wide sales of VOIs, net(4)		% Change
	Amount		Amount		Change

System-wide sales of VOIs, net	$90,710	100%	69,710	100%	21,000	30%
Less: Sales of third-party VOIs	(29,394)	(32)	(19,722)	(28)	(9,672)	49
Gross sales of VOIs	61,316	68	49,988	72	11,328	23
Estimated uncollectible VOI	(4,032)		(6,391)		2,359
notes receivable (1)		(7)		(13)		(37)
Sales of VOIs	57,284	63	43,597	63	13,687	31
Cost of VOIs sold (2)	(6,561)	(11)	(4,362)	(10)	(2,199)	50
Gross profit (2)	50,723	89	39,235	90	11,488	29
Fee-based sales commission
revenue (3)	18,865	64	12,778	65	6,087	48
Other fee-based services revenue	19,285	21	18,815	27	470	2
Cost of other fee-based services	(10,280)	(11)	(9,594)	(14)	(686)	7
Net carrying cost of VOI inventory	(2,250)	(2)	(3,392)	(5)	1,142	(34)
Selling and marketing
expenses	(45,233)	(50)	(32,656)	(47)	(12,577)	39
Field general and administrative
expenses	(19,382)	(21)	(18,486)	(27)	(896)	5
Net interest spread	10,407	11	9,418	14	989	11
Operating profit	$22,135	24%	16,118	23%	6,017	37%

(1) Percentages for estimated uncollectible VOI receivable are calculated as a percentage of gross sales of VOIs (and not of system-wide sales of VOIs, net).

(2) Percentages for cost of VOIs sold and gross profit are calculated based on sales of VOIs (and not of system-wide sales of VOIs, net).

(3) Percentages for fee-based sales commission revenue are calculated based on sales of third-party VOIs (and not of system-wide sales of VOIs, net).

(4) Unless otherwise indicated.

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

System-wide sales of VOIs, net. System-wide sales of VOIs, net include all sales of VOIs, regardless of whether Bluegreen or a third-party developer owned the VOI immediately prior to the sale. The increase in system-wide sales of VOIs, net, during the first quarter of 2013 compared to the first quarter of 2012 is primarily the result of an 18% increase in the number of tours in the 2013 period compared to the same period in 2012 while Bluegreen’s sale-to-tour conversion ratio remained relatively consistent between both periods.  The increase in the number of tours reflects Bluegreen’s operation of additional sales offices (24 as of March 31, 2013 compared to 21 as of March 31, 2012) combined with Bluegreen’s efforts to expand marketing to sales prospects through new marketing programs.

The following table sets forth certain information for system-wide sales of VOIs, net for the periods indicated.  The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended March 31,
	2013	2012	% Variance

Number of sales offices at period-end	24	21	14%
Number of Bluegreen VOI sales transactions	5,379	5,013	7
Number of sales made on behalf of third
parties for a fee	2,262	1,579	43
Total number of VOI sales transactions	7,641	6,592	16
Average sales price per transaction	$ 12,334	$ 11,549	7
Number of total prospects tours	43,021	36,470	18
Sale-to-tour conversion ratio– total prospects	17.8%	18.1%	(2)
Number of new prospects tours	24,424	19,456	26
Percentage of sales to owners	58.3%	60.1%	(3)
Average sales price per guest	$ 2,191	$ 2,087	5

Sales of VOIs. Sales of VOIs represent sales of Bluegreen-owned VOIs, reduced by Bluegreen’s estimate of uncollectible VOI notes receivable, as described in further detail below.  In addition to the factors impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the extent of Bluegreen’s efforts with respect to its sales of VOIs on behalf of third-parties.

Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 7% and 13% during the three months ended March 31, 2013 and 2012, respectively.  Bluegreen’s estimate of uncollectible VOI notes receivable varies between periods based on the percentage of VOIs for which Bluegreen provides financing during a period and changes in Bluegreen’s estimates of future credit losses.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from its estimates.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory. During the three months ended March 31, 2013 and 2012, cost of VOIs sold was 11% and 10%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period. Additionally, changes in assumptions, including estimated project sales, future defaults, upgrades and estimated incremental revenue from the resale of repossessed VOI inventory, and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners), are reflected on a retrospective basis in the period the change occurs.

Fee-Based Sales Commission Revenue. During the three months ended March 31, 2013 and 2012, Bluegreen sold $29.4 million and $19.7 million, respectively, of third-party inventory and earned sales and marketing commissions of $18.9 million and $12.8 million, respectively.  The increase in sales of third-party inventory during the three months ended March 31, 2013 compared to the same period of 2012 is due to the increased number of Bluegreen’s fee-based service clients.  During the first quarter of 2013, Bluegreen sold third-party inventory for nine clients compared to eight clients during the same period in 2012.

Net Carrying Cost of VOI Inventory. Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory to the property owners’ associations that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of its owned VOIs and through proceeds from Bluegreen’s sampler programs. The carrying cost of Bluegreen’s inventory was $5.1 million and $5.9 million during the three months ended March 31, 2013 and 2012, respectively, which was partly offset by rental and sampler revenues, net of expenses, of $2.9 million and $2.5 million, respectively. The net carrying cost of VOI inventory decreased during the three months ended March 31, 2013 compared to the same period of 2012 due to lower maintenance fees as a result of reduced inventory levels through sales, as well as higher revenues from Bluegreen’s sampler programs.

Selling and Marketing Expenses. Selling and marketing expenses as a percentage of system-wide sales, net, increased from 47% during the three months ended March 31, 2012 to 50% during the three months ended March 31, 2013.  Selling and marketing expenses as a percentage of system-wide sales, net, increased as a result of increased costs associated with new sales programs and, in connection with Bluegreen’s increased efforts to sell to new customers as opposed to existing owners, a lower proportion of sales to existing owners, which carry a relatively lower marketing cost.  Bluegreen currently expects to continue its focus on marketing efforts to new customers as opposed to existing owners and, as a result, Bluegreen’s sales and marketing expenses generally and as a percentage of sales will likely continue to increase.

General and Administrative Expenses. General and administrative expenses increased 5% during the three months ended March 31, 2013 compared to the same period in 2012.  The increase in general and administrative expenses during the 2013 period primarily represents higher costs associated with operating additional sales offices (24 as of March 31, 2013 compared to 21 as of March 31, 2012).

Other Fee-Based Services Revenue. Bluegreen’s other fee-based services revenue increased 2% during the three months ended March 31, 2013 compared to the same period in 2012 due to an increase in revenue associated with fees received by Bluegreen for providing management services.  Management services revenues increased due to an increase in commissions relating to rental services provided by Bluegreen to third-parties and an increase in property management revenues.  As of each of March 31, 2013 and 2012, Bluegreen managed 44 timeshare resort properties.

Cost of Other Fee-Based Services. Cost of other fee-based services was $10.3 million and $9.6 million during the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, the costs of providing management services increased in connection with the higher service volumes described above as well as increased costs associated with programs Bluegreen provided to VOI owners.

Net Interest Spread.  Net interest spread increased by 11% in the first quarter of 2013 compared to the same period of 2012 due to lower interest expense as a result of lower average outstanding debt balances and lower costs of borrowing, partially offset by a decrease in interest income as a result of the continued decrease in Bluegreen’s VOI notes receivable portfolio.

Bluegreen’s effective cost of borrowing was 6.32% and 7.34% during the three months ended March 31, 2013 and 2012, respectively.

Other Income, net.  Other Income, net was $0.3 million during both the three months ended March 31, 2013 and 2012.

Net Income Attributable to Non-Controlling Interest.  Bluegreen includes the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), Bluegreen’s 51% owned subsidiary, in its consolidated financial statements.  The non-controlling interest in income of consolidated subsidiary is the portion of Bluegreen’s consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Bluegreen/Big Cedar Joint Venture.  Non-controlling interest in income of consolidated subsidiary was $3.3 million and $3.6 million for the three months ended March 31, 2013 and 2012, respectively.

Provision for Income Taxes.  Bluegreen’s effective tax rate related to its continuing operations was approximately 40% and 41% during the three months ended March 31, 2013 and 2012, respectively.  Bluegreen’s quarterly effective income tax rates are based upon its current estimated annual rate.  Bluegreen’s annual effective income tax rate varies based upon its estimate of taxable earnings as well as on its mix of taxable earnings in the various states in which Bluegreen operates.

Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Cash flows provided by operating activities	$12,204	24,557
Cash flows used in investing activities	(2,436)	(1,245)
Cash flows provided by (used in) financing activities	52,801	(44,690)
Net increase (decrease) in cash and cash equivalents	$62,569	(21,378)

Cash Flows from Operating Activities. Bluegreen’s operating cash flows decreased by $12.4 million during the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the following:

•

A higher proportion of sales of VOIs during the 2013 period were made on behalf of third parties, for which Bluegreen is typically paid a commission in the month following the period when the commission is earned;

•	A prepayment of approximately $2.5 million related to Bluegreen’s new strategic alliance with Choice;
•

Replacement reserve contributions made during the first quarter of 2013 of approximately $3.3 million to property owners’ associations where Bluegreen has significant rental and marketing activities; and

•	Higher subsidy and maintenance fee payments of approximately $3.0 million made to property owners’ associations during the first quarter of 2013.

Cash Flows from Investing Activities.  During the three months ended March 31, 2013 and 2012, Bluegreen spent $2.4 million and $1.2 million, respectively, on property and equipment.  The increase in first quarter 2013 spending represents Bluegreen’s investment in new information technology initiatives.

Cash Flows from Financing Activities. The increase in cash flows provided by financing activities during the three months ended March 31, 2013 compared to use of cash in the same period of 2012 primarily reflects proceeds of $75 million from the March 2013 issuance of the 2013 Notes Payable, partially offset by lower repayments on Bluegreen’s lines of credit and notes payable in 2013.  Additionally, during the three months ended March 31, 2012, the Bluegreen/Big Cedar Joint Venture made distributions to the non-controlling interest of approximately $7.4 million, while no distribution was made during the three months ended March 31, 2013.

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

Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon Bluegreen providing financing to its buyers. Bluegreen’s ability to sell and/or borrow against its notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. When Bluegreen sells VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to diversify its sources of such financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in Bluegreen’s receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts.  Bluegreen believes that in general Bluegreen currently has adequate completed VOIs in inventory to satisfy its needs for the next several years. Bluegreen currently expects development expenditures during 2013 to be in a range of approximately $25.0 million to $30.0 million, with the majority of spending related to the Bluegreen/Big Cedar Joint Venture. However, if the opportunity to acquire a strategic property on favorable terms presents itself, as was the case with Bluegreen’s acquisition of a resort in Big Bear, California in May 2012, Bluegreen may decide to acquire additional inventory which would increase its acquisition and development expenditures and might require Bluegreen to incur additional debt.

Bluegreen may also acquire inventory from time to time in the future in connection with Bluegreen’s initiatives to pursue potential “just in time” inventory purchases.  Bluegreen may acquire VOIs from resort property owner associations (“POAs”) or other third parties on a non-committed basis, just prior to Bluegreen’s selling of such VOIs.  POA VOIs are generally acquired by Bluegreen at a discount as they are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults.

Bluegreen may also use its available funds to invest in real estate based opportunities and middle market operating businesses outside of the time share and hospitality industries.

On March 26, 2013, Bluegreen issued $75.0 million of senior secured notes payable in a private financing. Bluegreen’s 2013 Notes Payable are secured by certain of Bluegreen’s assets, including the cash flows from the residual interests relating to Bluegreen’s term securitizations and its VOI inventory in the BG Club 36 resort in Las Vegas, Nevada. Pursuant to the terms of the instruments governing the 2013 Notes Payable, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort. Bluegreen may also pledge additional residual interests from its future term securitizations, if any. Bluegreen’s 2013 Notes Payable initially accrued interest at a fixed rate of 8.8%. During April 2013, the interest rate on the 2013 Notes Payable prospectively decreased to a fixed rate of 8.05% based on a final rating obtained from a rating agency pursuant to the terms of the instruments governing the 2013 Notes Payable. The 2013 Notes Payable mature in March 2020, with certain required amortization during the seven-year term. The terms of Bluegreen’s 2013 Notes Payable include certain covenants and events of default, which Bluegreen considers to be customary for transactions of this type. The proceeds from the 2013 Notes Payable were used to fund a portion of the merger consideration paid to Bluegreen’s former shareholders in connection with the consummation of the Bluegreen merger during April 2013.

Bluegreen’s levels of debt and debt service requirements have several important effects on its operations, including the following: (i) Bluegreen’s significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases its vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) Bluegreen’s leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen’s indebtedness require Bluegreen to meet certain financial tests and restrict its ability to, among other things, borrow additional funds, dispose of assets, make investments or pay dividends to its shareholders; and (iv) Bluegreen’s leverage position may limit funds available for acquisitions, working capital, capital expenditures, and other general corporate purposes. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions that allow Bluegreen to borrow against or sell Bluegreen’s VOI notes receivable.  The following is a discussion of Bluegreen’s material purchase and credit facilities that were important sources of Bluegreen’s liquidity as of March 31, 2013.  These facilities do not constitute all of Bluegreen’s outstanding indebtedness as of March 31, 2013.  Bluegreen’s other indebtedness includes the 2013 Notes Payable, Bluegreen’s junior subordinated debentures  and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.  See Note 10 to our Consolidated Financial Statements for additional information regarding Bluegreen’s outstanding debt as of March 31, 2013.

Bluegreen had the following credit facilities with future availability as of March 31, 2013, all of which are subject to revolving availability terms during the advance period and provide for additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions (dollars in thousands):

-

	Borrowing Limit		Outstanding Balance as of March 31, 2013		Availability as of March 31, 2013		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2013
Liberty Bank Facility	$50,000		27,793		22,207		March 2015; March 2018	Prime Rate +2.00%; 6.00%
NBA Receivable Facility	30,000		19,856		10,144		October 2014; April 2020	(1)
CapitalSource Facility	35,000		22,326	(2)	12,674	(2)	September 2013; September 2016	30-day LIBOR+5.75%; 6.50%(3)
BB&T Purchase Facility	40,000		10,576		29,424		December 2013; December 2016	30-day LIBOR+3.50%; 4.25%(4)
Quorum Purchase Facility	30,000	(5)	20,761		9,239	(5)	March 2014;(5) December 2030	(5)
	$185,000		101,312		83,688

(1)

Of the amount outstanding as of March 31, 2013, $8.2 million bears interest at the 30-day LIBOR + 5.25% subject to a floor of 6.75%; and $11.6 million bears interest at the 30-day LIBOR + 3.5% subject to a floor of 4.5%. Future borrowings will bear interest at the 30-day LIBOR plus 4.5%, subject to an interest rate floor of 6.0%.

(2)

The availability under the CapitalSource Facility is reduced by the amount outstanding under the CapitalSourceTerm Loan. The outstanding balance presented in the table above includes $3.2 million outstanding under the CapitalSource Term Loan.

(3)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.
(4)

Interest charged on this facility is subject to a LIBOR floor of 0.75%.  Additionally, as described in further detail below, the interest rate on the BB&T Purchase Facility will increase to the LIBOR rate plus 5.5% upon the expiration of the advance period.

(5)

Of the amount outstanding as of March 31, 2013, $14.8 million bears interest a fixed rate of 6.9%; and $6.0 million bears interest at a fixed rate of 5.5%. The borrowing limit, availability and advance period expiration reflect the amendment entered into in March 2013, which increased the borrowing limit to $30.0 million and extended the advance period to March 2014.  The amendment also decreased the interest rate on borrowings subsequent to the date of the amendment to 5.5%.

Liberty Bank Facility. Bluegreen has a timeshare receivable hypothecation facility with Liberty Bank, (the “Liberty Bank Facility”), which it has maintained since 2008 and which was amended in December 2012.  The Liberty Bank Facility provides for maximum outstanding borrowings of $50.0 million at an 85% advance rate on eligible receivables pledged under the facility through March 2015, subject to customary terms and conditions.  Principal repayments and interest is paid as cash is collected on the pledged receivables, with the remaining balance maturing in March 2018.  The facility bears interest at Prime Rate plus 2.0%, subject to an interest rate floor of 6.0%.

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has a timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). In October 2012, the NBA Receivables Facility was amended to provide for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2014 to be secured by eligible timeshare receivables from the Bluegreen/Big Cedar Joint Venture.  Under the amended facility, advances made subsequent to the date of the amendment are subject to an advance rate of 85% and, other than the one-time advances described below which were made during December 2012, bear interest at the 30-day LIBOR plus 4.5% per annum subject to a floor of 6.0%. Certain future advances are also subject to a 1.5% loan fee.  The outstanding balance prior to the amendment bears interest at the 30-day LIBOR plus 5.25% subject to a floor of 6.75%.  In December 2012, the Bluegreen/Big Cedar Joint Venture received a one-time receivables advance at an advance rate of 85%, and an availability advance, which bears interest at the 30-day LIBOR plus 3.5% subject to a floor of 4.5%. As of March 31, 2013, $8.2 million of the outstanding balance bears interest at 6.75% pursuant to the terms of the original agreement and $11.6 million of the outstanding balance relates to the one-time advances described above and bears interest at 4.5%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  All amounts will mature and be due on April 10, 2020 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility.

CapitalSource Facility. In September 2011, Bluegreen entered into a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. In November 2012, the CapitalSource Facility was amended to increase the aggregate borrowings to $35.0 million less the amount outstanding on the CapitalSource Term Loan. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO®  score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of March 31, 2013). The CapitalSource Facility is cross collateralized with the CapitalSource Term Loan.  See Note 19 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information regarding the CapitalSource Term Loan.

BB&T Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”) which Bluegreen has maintained since 2004.  On December 24, 2012, the BB&T Purchase Facility was amended to provide for maximum outstanding borrowings of $40.0 million, on a revolving basis, secured by Bluegreen’s timeshare receivables at an advance rate of 67.5% through December 17, 2013, subject to the terms of the facility, eligible collateral and customary terms and conditions. The amendment also extended the maturity date of the BB&T Purchase Facility until thirty-six months after the revolving advance period has expired (the “Term-Out Period”), or earlier under certain circumstances set forth in the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period equals the LIBOR rate plus 3.5%. During the Term-Out Period, the interest rate will increase to the LIBOR rate plus 5.5%. In each case, the LIBOR rate is subject to a floor of 0.75%. Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to BB&T until the outstanding balance is reduced to zero.  While ownership of the timeshare receivables included in the BB&T Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

Quorum Purchase Facility. Since December 2010, Bluegreen has maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). In March 2013, the Quorum Purchase Facility was further amended and expanded. Pursuant to the terms of the amendment and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2014 eligible timeshare receivables from Bluegreen or certain of its subsidiaries in an amount of up to an aggregate $30.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.5% per annum, with respect to any future advances. Advances are also subject to a loan purchase fee of 0.5%. As $20.8 million was outstanding under the facility at March 31, 2013, initial availability at the time of the amendment was approximately $9.2 million. As of March 31, 2013, $14.8 million of the outstanding balance bears interest at a fixed rate of 6.9%, and $6.0 million of the outstanding balance bears interest at a fixed rate of 5.5%. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans. While ownership of the timeshare receivables included in Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

Commitments

Bluegreen’s material commitments as of March 31, 2013 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete its projects based on Bluegreen’s sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt and its non-cancelable operating leases by period due date, as of March 31, 2013 (in thousands):

	Payments Due by Period
						Purchase
	Less than	1 — 3	4 — 5	After 5		Accounting
Contractual Obligations	1 year	Years	Years	Years		Adjustments	Total

Receivable-backed notes payable	$—	7,611	68,925	354,136	(1)	(191)	430,481
Lines-of-credit and notes payable	7,683	24,671	12,453	46,511		(208)	91,110
Jr. subordinated debentures	—	—	—	110,827		(50,415)	60,412
Noncancelable operating leases	6,636	12,353	10,574	16,170		1,313	47,046
Total contractual obligations	14,319	44,635	91,952	527,644		(49,501)	629,049

Interest Obligations (2)
Receivable-backed notes payable	24,846	49,856	45,668	119,998		—	240,368
Lines-of-credit and notes payable	7,145	12,213	8,362	4,019		—	31,739
Jr. subordinated debentures	5,687	11,373	11,373	101,655		—	130,088
Total contractual interest	37,678	73,442	65,403	225,672		—	402,195
Total contractual obligations	$51,997	118,077	157,355	753,316		(49,501)	1,031,244

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $1.0 million.

(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2013.

As of March 31, 2013 cash required to satisfy its development obligations related to resort buildings and resort amenities is estimated to be approximately $4.8 million. Bluegreen also estimates that the cash required to satisfy Bluegreen’s retained obligations related to certain Bluegreen Communities projects is approximately $0.9 million as of March 31, 2013. Bluegreen plans to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, Bluegreen may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future. In addition, in lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with certain property owners’ associations. As of March 31, 2013, Bluegreen had liabilities for subsidy guarantees totaling $0.9 million which are included in accrued liabilities and other on the consolidated statement of financial condition as of March 31, 2013.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen may seek to put in place will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. Bluegreen will continue its efforts to renew extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt securities and/or enter into joint ventures with third parties. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including Bluegreen’s debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under existing or new facilities, Bluegreen’s ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, and Bluegreen may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect Bluegreen’s financial condition and results of operations.  In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to prevailing economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

Off-balance-sheet Arrangements

As of March 31, 2013, Bluegreen did not have any “off-balance sheet” arrangements.

BBX Capital

The Company’s consolidated financial statements for the three months ended March 31, 2013 and 2012 include the results of operations of BBX Capital. On July 31, 2012, BBX Capital completed the sale of BankAtlantic, its former wholly-owned banking subsidiary, to BB&T. As a result of the completion of the sale, BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units are presented as discontinued operations for all periods presented. BBX Capital’s continuing operations are reported through two reportable segments: BBX and FAR. The only assets available to BFC from BBX Capital are dividends when and if paid by BBX Capital. BBX Capital is a separate public company, and its management prepared the following discussion, which was included in BBX Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries, references to the “Parent Company” are references to BBX Capital, at its parent company level,  and none of the foregoing are references to BFC, Woodbridge, or Bluegreen.

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

Sale of BankAtlantic

On July 31, 2012, BBX Capital completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic, the former wholly-owned banking subsidiary of BBX Capital (the stock sale and related transactions are referred to in this report as the “BankAtlantic Sale” or the “BB&T Transaction”).  The BankAtlantic Sale was consummated pursuant to the terms of a definitive agreement, dated November 1, 2011, between BBX Capital and BB&T, as amended on March 13, 2012 (the “Agreement”). The March 13, 2012 amendment amended the previously contemplated terms of the transaction to, among other things, provide for the assumption by BB&T of BBX Capital’s $285.4 million in principal amount of then-outstanding trust preferred securities (“TruPS”) obligations.

Pursuant to the Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million on the date the sale was consummated, July 31, 2012.  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s then outstanding approximately $285 million of TruPS obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units.  It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest. BB&T’s preferred interest in FAR was reduced through cash distributions to $164 million as of March 31, 2013.

Prior to the closing of the BankAtlantic Sale, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of $125 million as of July 31, 2012. CAM assumed all liabilities related to these assets.  BankAtlantic also contributed $82 million of cash to CAM on July 31, 2012.  Prior to the closing of the BankAtlantic Sale, BankAtlantic distributed all of the membership interests in CAM to BBX Capital.  CAM remains a wholly-owned subsidiary of BBX Capital.

BBX Capital Business Strategy

The majority of BBX Capital’s assets are non-performing and do not generate income on a regular or predictable basis. Recognizing the nature of BBX Capital’s assets, our goal is to build long-term value.  We do not expect to generate significant revenues from our assets until these assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate.  BBX Capital currently intends to utilize the cash flow from the monetization of its assets to pay operating expenses and to invest in income producing real estate, real estate developments and real estate joint ventures and to invest in middle market operating businesses.  BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or with a joint venture partner).  As previously indicated, the Company has invested $71.75 million to acquire a 46% interest in Woodbridge in connection with Woodbridge’s acquisition of all of the outstanding capital stock of Bluegreen not owned by it.  The Company anticipates funding investments and operations through the monetization of its assets, cash flows from its 5% preferred interest in FAR, returns from its investments, such as dividends from its investment in Woodbridge, borrowings and through joint venture partners or solicitation of funds from investors.  BBX Capital’s investments or acquisitions may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long period of time, thus causing our results of operations to vary significantly on a quarterly basis.

Consolidated Results of Operations

The Company reports its consolidated results of operations in two reportable segments, BBX and FAR.  The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a portfolio of BankAtlantic previously charged-off loans retained by CAM in the BB&T Transaction.  BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties,  maximizing the cash flows from its portfolio of charged-off loans and related judgments, and pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.  FAR’s activities commenced on August 1, 2012.

The results of operations of BBX for the three months ended March 31, 2012 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and BankAtlantic’s Commercial Lending reporting unit and include all of BankAtlantic’s general corporate overhead.

Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012	Change
BBX reportable segment	$(3,704)	(13,171)	9,467
FAR reportable segment	(2,828)	-	(2,828)
Loss from continuing operations
before provision for income taxes	(6,532)	(13,171)	6,639
Provision for income taxes	-	1	(1)
Loss from continuing operations	$(6,532)	(13,172)	6,640

For the Three Months Ended March 31, 2013 Compared to the Same 2012 Period:

Summary Results of Operations – BBX Reportable Segment

The improvement in BBX’s loss from continuing operations during the 2013 quarter compared to the 2012 quarter was primarily the result of lower operating expenses, professional fees and interest expense partially offset by lower interest income.

The decrease in operating expenses reflects the elimination of BankAtlantic’s general corporate overhead as of August 1, 2012, which was included in its entirety during the three months ended March 31, 2012.  BBX’s cost structure significantly changed as a result of the sale of BankAtlantic, as BBX relocated its corporate headquarters and reduced the number of employees to 33.  This lower cost structure included reductions of $1.9 million, $1.9 million and $3.7 million in employee compensation and benefits, occupancy and equipment and other expenses, respectively.  Professional fees declined by $4.2 million during the three months ended March 31, 2013 compared to the same 2012 period resulting primarily from legal costs incurred in connection with the now resolved litigation in Delaware brought by the holders of interest in the Company’s trust preferred securities and certain trustees challenging the BB&T’s purchase of the Bank.  Interest expense declined by $4.0 million resulting primarily from the assumption of all of BBX’s trust preferred securities obligations upon the consummation of the BB&T Transaction.  These reductions in expenses were partially offset by a $7.9 million decrease in revenues resulting primarily from the transfer of $297 million of commercial loans to BB&T and the transfer of $223.8 million of commercial loans to FAR pursuant to the BB&T Transaction.

Summary Results of Operations – FAR Reportable Segment

FAR’s net loss from continuing operations primarily resulted from asset impairments and foreclosure expenses.  During the three months ended March 31, 2013, FAR’s provision for loan losses, valuation allowances on loans held for sale and tax certificate provision were $1.2 million, $0.9 million and $0.3 million, respectively.   FAR incurred $1.6 million of foreclosure expenses during the three months ended March 31, 2013 resulting primarily from the payment of real estate taxes on non-performing loans, litigation foreclosure costs and receivership fees.

BBX Results of Operations

The following table is a condensed income statement summarizing the results of operations of BBX Capital’s business segment (“BBX”) (in thousands):

	For the Three Months
	Ended March 31,
	2013	2012	Change
Interest income	$444	8,335	(7,891)
Net gains on sales of assets	1,760	1,213	547
Other	543	204	339
Total revenues	2,747	9,752	(7,005)
Reversals of provision for loan losses	(418)	(765)	347
Employee compensation	3,343	5,259	(1,916)
Professional fees	2,028	6,197	(4,169)
Interest expense	169	4,167	(3,998)
Asset impairments	927	2,004	(1,077)
Other	402	6,061	(5,659)
Total expenses	6,451	22,923	(16,472)
Loss from continuing operations
before income taxes	(3,704)	(13,171)	9,467
Provision for income taxes	-	1	(1)
Net loss from continuing operations	$(3,704)	(13,172)	9,468

Interest Income.  The reduction in interest income during the three months ended March 31, 2013 compared to the same 2012 period resulted primarily from the transfer of $297 million of commercial loans to BB&T in connection with the sale of the Bank and the transfer of $223.8 million of commercial loans to FAR pursuant to the BB&T Transaction.  The interest income during the 2013 three month period primarily consists of the recognition on a cash basis of income on non-accrual loans.

Net gains on the sales of assets. The net gains on the sales of assets during the three months ended March 31, 2013 and 2012 were primarily gains on the sales of real estate owned properties.

Employee compensation and other expenses. The decrease in employee compensation and other expenses was primarily due to the elimination of BankAtlantic’s general corporate overhead, which was included in its entirety during the three months ended March 31, 2012 and the reduction in BBX’s cost structure as a result of the sale of BankAtlantic.  The reduction in compensation expense was partially offset by an increase in share-based compensation costs and higher bonuses.  Compensation expense during the three months ended March 31, 2013 included $0.6 million of share-based compensation expense and $1.3 million in accrued bonuses compared to $0.1 million of share-based compensation expense and $0.2 million in accrued bonuses during the same 2012 period.  Occupancy and equipment expense included in other expenses declined from $2.2 million to $0.2 million due primarily to the relocation of BBX’s corporate headquarters.

Professional fees. The $4.2 million decline in professional fees during the three months ended March 31, 2013 compared to the same period during 2012 resulted primarily from the legal costs associated with the trust preferred securities litigation in Delaware, which includes an estimate of reimbursements to trustees for their legal fees and related expenses in the litigation.  The decline in professional fees was partially offset by higher legal expenses associated with the SEC civil litigation as well as higher foreclosure and collection legal expenses during the 2013 quarter compared to the same 2012 quarter.

Interest expense. The interest expense for the three months ended March 31, 2013 relates to interest expense recognized on the two notes payable aggregating $10.4 million issued as of December 31, 2012.  The notes were issued to two third party participants in participation loans in connection with our acquisition of the participants’ interest in a loan and a real estate owned property. The interest expense for the three months ended March 31, 2012 relates to interest expense recognized on the trust preferred securities that were assumed by BB&T in the BB&T Transaction.

Asset Impairments. Asset impairments during the three months ended March 31, 2013 resulted from write-downs of $1.1 million on real estate owned and allowance reversals of $0.2 million on loans held for sale, all resulting from updated valuations.  Asset impairments during the three months ended March 31, 2012 consisted of write downs of $1.7 million related to real estate owned and $0.3 million of valuation allowances relating to loans held for sale.

Asset Quality

BBX loans receivable and loans held for sale activity for the three months ended March 31, 2013 was as follows (in thousands):

Balance as of December 31, 2012	$56,060
Principal paydowns	(448)
Transfer to real estate owned	(1,861)
Loans held for sale valuation adjustments	184
Charge-offs	(913)
Balance as of March 31, 2013	$53,022

During the three months ended March 31, 2013, two commercial real estate loans were transferred to real estate owned with a fair value less cost to sell of $1.8 million.  The charge-offs related to three commercial real estate loans.  Two of the loans were charged down $0.5 million in the aggregate due to updated valuations and the other loan was charged down by $0.4 million in connection with a short sale.

At the indicated dates, BBX’s non-performing assets were as follows (in thousands):

	As of
	March 31, 2013	December 31, 2012
NON-PERFORMING ASSETS
Commercial real estate (1)	$43,551	45,784
Commercial non-real estate	3,362	3,362
Total non-accrual assets	46,913	49,146
Repossessed Assets:
Commercial real estate	52,048	60,164
Total non-performing assets	$98,961	109,310

(1)

Includes $8.8 million and $10.6 million of troubled debt restructured loans as of March 31, 2013 and December 31, 2012, respectively and excludes $3.9 million and $4.7 million of non-performing commercial real estate loans held for sale as of March 31, 2013 and December 31, 2012, respectively.

The change in non-accrual loans during the three months ended March 31, 2013 resulted primarily from charge-offs and the transfer of loans to real estate owned.  The change in real estate owned reflects the transfer of $1.8 million of loans to real estate owned, $8.8 million of property sales and $1.1 million of real estate owned write-downs in connection with updated valuations on three properties.

Changes in the allowance for loan losses were as follows:

	For the Three Months
	Ended March 31,
Allowance for Loan Losses:	2013	2012
Balance, beginning of period	$1,309	83,460
Charge-offs :
Commercial real estate	(913)	(50,723)
Commercial non-real estate	-	(15,562)
Total Charge-offs	(913)	(66,285)
Recoveries of loans
previously charged-off	700	222
Net charge-offs	(213)	(66,063)
Reversals of provision for loan losses	(418)	(765)
Transfers to assets held for sale	-	(11,061)
Balance, end of period	$678	5,571

Reversals of provision for loan losses for the three months ended March 31, 2013 reflect declining commercial real estate loan balances due to loan payoffs.  Reversals of provision for loan losses during the three months ended March 31, 2012 reflect improved historical loss experience during 2012 and a decline in loans migrating to non-accrual status.

The recoveries of loans previously charged-off during the three months ended March 31, 2013 primarily related to cash collected on certain previously charged off loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction.

Commercial real estate loan charge-offs during the three months ended March 31, 2012 related to charge-offs of previously established specific valuation allowances,  $46.7 million of which were associated with the transition of BankAtlantic from OTS regulation to OCC regulation in March 2012 and the transfer of $16.3 million of commercial residential loans to held for sale.  Commercial non-real estate loan charge-offs during the three months ended March 31, 2012 included $12.5 million of charge-offs of previously established specific valuation allowances associated with the transition to OCC regulation. The remaining $2.1 million of charge-offs during 2012 related to one asset backed loan.

The allowance for loan losses of $11.1 million associated with commercial loans transferred to BB&T upon the sale of BankAtlantic was transferred to assets held for sale as of March 31, 2012.

FAR Results of Operations

FAR commenced operations on August 1, 2012.  The results of operations of the FAR business segment for the three months ended March 31, 2013 was as follows (in thousands):

For the Three
Months Ended
March 31, 2013
Interest income	$2,601
Net gains on sales of assets	302
Other	2
Total revenues	2,905
Provision from loan losses	1,177
Professional fees	134
Interest expense	1,066
Asset impairments	1,238
Other	2,118
Total expenses	5,733
Loss from continuing operations
before income taxes	(2,828)
Provision for income taxes	-
Net loss from continuing operations	$(2,828)

Interest Income FAR’s interest income during the three months ended March 31, 2013 consisted of interest income of $1.8 million on commercial loans, $0.2 million of interest income from tax certificates, with the balance from small business, consumer and residential loans.

Net gains on sales of assets. Net gains on the sales of assets resulted primarily from gains on the sales of tax certificate and residential real estate owned properties.

Professional fees. Professional fees represent primarily legal costs in connection with collection activities.

Interest expense. Interest expense during the three month period ended March 31, 2013 represented the priority return associated with the preferred membership interests in FAR.  BBX’s 5% share of the priority return of $53,000 was eliminated in consolidation.  The priority return is LIBOR + 2.00% per annum on the unpaid preferred membership interest preference amount.  FAR utilized net cash flows primarily from asset liquidations to repay the preference amount and fund the priority return.  As of March 31, 2013, BB&T and BBX’s preferred membership interest preference amount in FAR was $164.1 million and $8.6 million, respectively.

Asset Impairments. Asset impairments consisted of a $0.3 million provision for tax certificate losses and $0.9 million of lower of cost or market valuation allowance adjustments on loans held for sale.  The tax certificate provision resulted primarily from charge-offs of out of state tax certificates reflecting the age of the portfolio.  The increase in the valuation allowance for loans held for sale resulted primarily from delinquencies of non-real estate small business loans.

Other. Other expenses during the three months ended March 31, 2013 were as follows (in thousands):

For the Three
Months Ended
March 31, 2013
Asset servicing expenses	$493
Foreclosure expenses	1,569
Foreclosed assets activity, net	22
Other	34
Total other expenses	$2,118

Asset servicing expenses were fees paid to third party management companies who service FAR’s loans and real estate owned.  FAR had $216 million of loans and real estate owned serviced by third parties as of March 31, 2013.  Included in foreclosure expenses were $0.8 million of bankruptcy trustee and accounting fees associated with the foreclosure of two related properties. The remaining foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans as well as legal expenses.  Foreclosed assets activity, net represents real estate owned operating expenses net of income from operating properties.  FAR’s income producing properties consist primarily of shopping centers, golf courses and office facilities.

Asset Quality

FAR’s loans receivable and loans held for sale activity for the three months ended March 31, 2013 (in thousands):

		Small
	Residential	Business	Consumer	Commercial	Total
Balance as of December 31, 2012	$54,786	18,781	16,907	176,087	266,561
Principal paydowns	(857)	(803)	(140)	(27,815)	(29,615)
Transfer to real estate owned	(1,936)	-	-	(4,180)	(6,116)
Loans held for sale valuation adjustments	-	(902)	-	43	(859)
Net charge-offs	(246)	-	(374)	12	(608)
Balance as of March 31, 2013	$51,747	17,076	16,393	144,147	229,363

During the three months ended March 31, 2013, commercial loan principal paydowns consisted primarily of the repayment of four loans with an aggregate recorded investment of $26.2 million.  During the first quarter of 2013, three commercial real estate loans and seven residential loans serviced by others were transferred to real estate owned with a fair value less cost to sell of $4.2 million and $1.9 million, respectively.  The residential and consumer loan net charge-offs resulted primarily from updated collateral valuations and secondarily from the valuations of loans becoming past due 120 days during the quarter.

At the indicated date, FAR’s non-performing assets were as follows (in thousands):

	As of
	March 31, 2013	December 31, 2012
NON-PERFORMING ASSETS (1)
Tax certificates	$3,764	6,391
Commercial real estate	79,653	94,167
Consumer	7,624	7,859
Residential	41,074	44,622
Total non-accrual assets	132,115	153,039
Repossessed Assets:
Tax certificates	640	704
Commercial real estate	17,136	12,956
Residential real estate	4,675	5,802
Small business real estate	1,773	2,030
Consumer real estate	466	505
Total repossessed assets	24,690	21,997
Total non-performing assets	$156,805	175,036

(1)	Excludes $1.3 million of loans held for sale as of March 31, 2013 and December 31, 2012.

Non-performing assets declined to $156.8 million at March 31, 2013 from $175.0 million as of December 31, 2012.

The decline in non-performing tax certificates primarily resulted from the charge-off of $1.7 million of Florida tax certificates and secondarily from tax certificate redemptions.  The $1.7 million of Florida non-accrual tax certificate charge-offs had been reserved for in their entirety as of December 31, 2012.

The decrease in non-accrual loans during the three months ended March 31, 2013 resulted from charge-offs, loan repayments, and the transfer of loans to real estate owned.  The decrease in non-accrual commercial loans largely reflected the payoff of an $11.3 million commercial real estate loan and the transfer of $4.2 million of commercial real estate loans to real estate owned.  The decline in non-accrual residential loans reflected the liquidation of residential loans through short sales and the transfer of loans to real estate owned.  The reduction in non-accrual consumer loans was due primarily to charge-offs.

The higher balance of repossessed assets at March 31, 2013 compared to December 31, 2012 resulted primarily from commercial real estate loan foreclosures partially offset by $3.3 million of sales of real estate owned.  The real estate owned sales were mainly residential properties.

FAR’s accruing impaired loans at March 31, 2013 and December 31, 2012 consisted of troubled debt restructured loans where the borrower was in compliance with the loan’s modified terms.  The decline in non-accruing impaired commercial loans resulted primarily from the repayment of the $11.3 million commercial real estate loan discussed above.

FAR’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of March 31, 2013 (1)		As of December 31, 2012 (2)
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$68,792	31,238	81,603	31,633
Consumer	1,382	7,998	1,438	8,191
Residential	5,390	3,619	5,525	3,695
Total	$75,564	42,855	88,566	43,519

(1)	Excludes $3.0 million and $4.7 million of non-accrual and accruing troubled debt restructured loans held for sale, respectively, as of March 31, 2013.
(2)	Excludes $3.1 million and $4.9 million of non-accrual and accruing troubled debt restructured loans held for sale, respectively, as of December 31, 2012

The activity in the allowance for loan losses during the three month period ended March 31, 2013 was as follows (in thousands):

For the Three
Months Ended
March 31,
Allowance for Loan Losses:	2013
Balance, at December 31, 2012	$4,002
Charge-offs :
Commercial real estate	(266)
Consumer	(376)
Residential	(389)
Total Charge-offs	(1,031)
Recoveries of loans
previously charged-off	423
Net charge-offs	(608)
Provision for loan losses	1,177
Balance, end of period	$4,571

Commercial real estate charge-offs related primarily to updated valuations on collateral dependent loans.    Consumer and residential loan charge-offs mainly reflect updated valuations on non-accrual loans and initial charge downs on loans past due greater than 120 days.  The recoveries of loans previously charged-off resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from loans transferred to real estate owned where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

The $1.2 million provision for loan losses resulted primarily from an increase in the consumer allowance for loan losses and charge-offs during the three months ended March 31, 2013.

BBX Capital’s Consolidated Financial Condition

The Company’s total assets as of March 31, 2013 were $432.5 million compared to $470.7 million as of December 31, 2012.  The decline in total assets reflects the utilization of cash proceeds from loan repayments and real estate owned sales to repay BB&T’s preferred interest in FAR.

The changes in the components of total assets from December 31, 2012 to March 31, 2013 are summarized as follows:

•	An increase in cash primarily from loan repayments and proceeds from the sale of real estate owned,
•	A decrease in tax certificate balances due to redemptions of $0.8 million and a $0.3 million provision for tax certificate losses,
•	A decline in loans held for sale resulting primarily from the transfer of commercial loans to real estate owned,
•	Lower loans receivable balances reflecting $30.1 million of loan repayments including the repayment in full of three commercial real estate loans with aggregate balances of $26.2 million,
•	A reduction in accrued interest receivables resulting primarily from loan repayments and tax certificate redemptions,
•	A decrease in real estate owned reflecting the sale of $12.2 million of properties partially offset by the transfer of $8.0 million of loans to real estate owned,
•	Higher other asset balances resulting primarily from higher receivables from a servicer associated with cash collected on tax certificates, and
•	Investment in unconsolidated companies of $1.3 million representing a 13% interest in a real estate development joint venture.

The Company's total liabilities at March 31, 2013 were $198.1 million compared to $230.4 million at December 31, 2012.  The changes in the components of total liabilities from December 31, 2012 to March 31, 2013 are summarized as follows:

•	A decrease in BB&T preferred interest in FAR reflecting repayments from the monetization of FAR assets,
•	An increase in notes payable from premium amortization, and
•

An increase in other liabilities reflecting higher accrued legal and foreclosure expenses partially offset by lower principal and interest servicer advances on residential loans serviced by others as a consequence of loan liquidations.

BBX Capital’s Liquidity and Capital Resources

The Company’s principal source of liquidity was its cash holdings, funds obtained from scheduled payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate and distributions received from FAR.  While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital.  The balance of BB&T’s preferred membership interest in FAR was approximately $164 million at March 31, 2013.

BBX Capital’s cash at banks was $64.4 million at March 31, 2013 which does not include $5.6 million of cash in FAR.  BBX Capital had $8.7 million of current liabilities as of March 31, 2013.  On April 2, 2013, BBX Capital invested $71.75 million in Woodbridge consisting of $60 million of cash and a promissory note in Woodbridge’s favor in the principal amount of approximately $11.75 million. The investment was made in connection with Woodbridge’s acquisition of all of the outstanding shares of Bluegreen.  The Company expects that it will receive dividends from time to time from its investment in Woodbridge.  However, these dividend distributions will be dependent on and subject to the results of operations, cash flows and business plans of Bluegreen, Woodbridge’s wholly-owned subsidiary, as well as restrictions contained in Bluegreen’s debt facilities, and as a consequence BBX Capital may not receive dividends from Woodbridge in the time frames or amounts anticipated, or at all. The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by the Company, and distributions from its 5% preferred interest in the net cash flows from FAR.  The Company also may seek to obtain funds through borrowings, joint ventures, or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs and real estate owned operating expenses in the near term and, to the extent of available liquidity, to pursue its business strategy of pursuing investments, directly or through joint ventures, in real estate (which may include acquisition and/or development) and middle market operating businesses as well as specialty finance activities over time as assets are monetized.

A significant source of liquidity is the liquidation of loans and real estate owned.  During the three months ended March 31, 2013, assets were liquidated which generated approximately $9 million and $30 million for BBX and FAR, respectively.

In connection with BBX Capital’s investment in Woodbridge on April 2, 2013, BBX Capital issued a promissory note in Woodbridge’s favor (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for BBX Capital to make payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term.

The Company’s Contractual Obligations and Off Balance Arrangements as of March 31, 2013 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$164,070	-	-	-	164,070
Operating lease obligation	1,939	303	760	806	70
Notes payable	11,505	81	648	3,153	7,623
Other obligations	270	120	150	-	-
Total contractual cash obligations	$177,784	504	1,558	3,959	171,763

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s results, particularly with respect to the Bluegreen Resorts, FAR and BBX reporting segments, are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.  Changes in interest rates can impact the net interest income recognized by BBX Capital and Bluegreen as well as the valuation of their respective assets and liabilities (as well as Woodbridge’s indebtedness at its parent company level).  The Company’s interest rate risk position did not significantly change during the three months ended March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1.              Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.              Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.              Exhibits

                                    Exhibit 10.1 *                 Note Purchase and Collateral Trust and Security Agreement by and among Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., Bluegreen Resorts Managements, Inc., and TFRI 2013-1 LLC as Obligors, Bluegreen Nevada, LLC as Guarantor, and US National Bank as Collateral Agent, Note Registrar and Paying Agent, and AIG Asset Management (U.S.) LLC as Designated Representative, dated March 26, 2013

                                    Exhibit 10.2 *                 Purchase Agreement, dated as of April 2, 2013, by and among Woodbridge Holdings, LLC, BBX Capital Corporation and BFC Financial Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2013)

                                    Exhibit 10.3 *                 Amended and Restated Operating Agreement of Woodbridge Holdings, LLC, dated April 2, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 5, 2013)

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

BFC FINANCIAL CORPORATION

Date:    May 15, 2013By:/s/ Alan B. Levan

Alan B. Levan, Chief Executive Officer

Date:    May 15, 2013By:/s/ John K. Grelle

John K. Grelle, Chief Financial Officer and Chief Accounting Officer