Form 10-Q
period 2013-06-30
BFC FINANCIAL CORP
filed 2013-08-14
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2013

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

YES [   ]                                    NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 8, 2013 is as follows:

Class A Common Stock of $.01 par value, 75,978,991 shares outstanding.
Class B Common Stock of $.01 par value, 7,307,743 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and interest bearing deposits in banks ($6,817 in 2013 and $6,615 in 2012
held by variable interest entities ("VIE")	$150,390	232,521
Restricted cash ($33,849 in 2013 and $38,399 in 2012 held by VIE)	65,529	54,335
Tax certificates, net of allowance of $435 in 2013 and $3,559 in 2012 (held by VIE)	892	3,389
Loans held for sale ($15,965 in 2013 and $20,052 in 2012 held by VIE)	18,997	24,748
Loans receivable, net of allowance for loan losses of $5,244 in 2013 and $5,311 in 2012
(including $179,726, net of $4,373 allowance in 2013 and $242,506, net of $4,003
allowance in 2012 held by VIE)	227,124	292,562
Notes receivable, including net securitized notes of $345,955 in 2013 and $354,939 in
2012, net of allowance of $71,416 in 2013 and $63,374 in 2012	469,981	487,110
Inventory	194,475	196,749
Real estate owned ($25,821 in 2013 and $21,997 in 2012 held by VIE)	73,936	82,161
Investments in unconsolidated affiliates	3,713	2,414
Properties and equipment, net ($12,726 in 2013 and $0 in 2012 held by VIE)	73,331	59,261
Intangible assets, net	64,256	64,370
Other assets ($1,419 in 2013 and $1,649 in 2012 held by VIE)	71,543	47,568
Total assets	$1,414,167	1,547,188

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC (held by VIE)	154,478	196,877
Receivable-backed notes payable - recourse ($7,929 in 2013 and $10,270 in 2012
held by VIE)	72,607	89,356
Receivable-backed notes payable - non-recourse (held by VIE)	340,454	356,015
Notes and mortgage notes payable and other borrowings	98,904	31,630
Junior subordinated debentures	146,118	144,831
Deferred income taxes	70,204	57,171
Shares subject to mandatory redemption	12,101	11,851
Other liabilities ($13,418 in 2013 and $13,603 in 2012 held by VIE)	154,648	151,668
Total liabilities	1,049,514	1,039,399

Commitments and contingencies (See Note 10)

Preferred stock of $.01 par value; authorized 10,000,000 shares: (See Note 11)
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with redemption value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 70,411,542 in 2013 and 70,309,331 in 2012	704	703
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 7,307,742 in 2013 and 6,859,501 in 2012	73	69
Additional paid-in capital	144,854	231,287
Accumulated earnings	62,487	66,747
Accumulated other comprehensive income	207	161
Total BFC Financial Corporation ("BFC") equity	208,325	298,967
Noncontrolling interests	156,328	208,822
Total equity	364,653	507,789
Total liabilities and equity	$1,414,167	1,547,188

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Sales of VOIs	$58,591	52,215	115,875	95,812
Fee-based sales commission	26,695	25,703	45,560	38,481
Other fee-based services revenue	20,416	18,875	39,701	37,690
Interest income	22,807	28,200	46,363	57,699
Net gains on the sales of assets	2,188	70	4,250	464
Other non-interest income	283	12	667	96
Total revenues	130,980	125,075	252,416	230,242

Costs and Expenses
Cost of VOIs sold	7,808	6,308	14,369	10,670
Cost of other fee-based services	12,286	11,951	24,816	24,937
Interest expense	13,306	16,668	25,808	33,578
Provision for (reversals of) loan losses	172	(627)	931	(1,392)
Asset impairments	2,977	824	5,142	2,828
Selling, general and administrative expenses	88,442	74,886	165,164	145,404
Total costs and expenses	124,991	110,010	236,230	216,025

Gain on extinguishment of debt	-	29,875	-	29,875
Other income	329	573	697	1,317
Income from continuing operations before income taxes	6,318	45,513	16,883	45,409
Less: Provision for income taxes	5,540	10,813	13,117	16,014
Income from continuing operations	778	34,700	3,766	29,395
Discontinued operations:
Loss from discontinued operations	(130)	(6,652)	(212)	(4,177)
Less: Benefit for income taxes	(52)	(1,328)	(84)	(1,797)
Loss from discontinued operations	(78)	(5,324)	(128)	(2,380)

Net income	700	29,376	3,638	27,015
Less: Net income attributable to noncontrolling interests	2,402	3,697	7,898	4,056
Net (loss) income attributable to BFC	(1,702)	25,679	(4,260)	22,959
Preferred stock dividends	-	-	-	(188)
Net (loss) income to common shareholders	$(1,702)	25,679	(4,260)	22,771

CONTINUED

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic and Diluted (Loss) Earnings Per Common Share
Attributable to BFC (Note 15):
Basic (Loss) Earnings Per Common Share
(Loss) earnings per share from continuing operations	$(0.02)	0.36	(0.05)	0.28
(Loss) earnings per share from discontinued operations	-	(0.04)	-	0.01
Net (loss) earnings per common share	$(0.02)	0.32	(0.05)	0.29

Diluted (Loss) Earnings Per Common Share
(Loss) earnings per share from continuing operations	$(0.02)	0.36	(0.05)	0.28
(Loss) earnings per share from discontinued operations	-	(0.04)	-	0.01
Net (loss) earnings per common share	$(0.02)	0.32	(0.05)	0.29

Basic weighted average number of
common shares outstanding	77,715	77,135	77,640	77,135

Diluted weighted average number of common
and common equivalent shares outstanding	77,715	78,820	77,640	78,267

Amounts attributable to BFC common shareholders:
(Loss) income from continuing operations, net of tax	$(1,624)	28,041	(4,155)	21,566
(Loss) income from discontinued operations, net of tax	(78)	(2,834)	(105)	733
Net (loss) income available to common shareholders	$(1,702)	25,207	(4,260)	22,299

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Comprehensive Income (Loss) - Unaudited
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$700	29,376	3,638	27,015

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of tax	15	4,785	46	8,614

Other comprehensive income, net of tax	15	4,785	46	8,614

Comprehensive income, net of tax	715	34,161	3,684	35,629
Less: Comprehensive income attributable
to noncontrolling interests	2,402	3,670	7,898	3,733
Total (loss) comprehensive income attributable to BFC	$(1,687)	30,491	(4,214)	31,896

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statement of Changes in Equity - Unaudited
For the Six Months Ended June 30, 2013
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2012	70,309	6,860	$703	69	231,287	66,747	161	298,967	208,822	507,789
Net (loss) income	-	-	-	-	-	(4,260)	-	(4,260)	7,898	3,638
Other comprehensive income	-	-	-	-	-	-	46	46	-	46
Net effect of subsidiaries' share-based transactions attributable to noncontrolling interests	-	-	-	-	-	-	-	-	1,012	1,012
Net effect of BBX's investment in Woodbridge attributable to noncontrolling interests	-	-	-	-	(6,309)	-	-	(6,309)	6,309	-
Net effect of Bluegreen merger attributable to noncontrolling interests	-	-	-	-	67,713	-	-	67,713	(67,713)	-
Consideration paid in connection with Bluegreen merger	-	-	-	-	(149,212)	-	-	(149,212)	-	(149,212)
Net effect of subsidiaries' share-based transactions attributable to BFC	-	-	-	-	627	-	-	627	-	627
Issuance of Common Stock from exercise of options	102	448	1	4	220	-	-	225	-	225
Share-based compensation	-	-	-	-	528	-	-	528	-	528
Balance, June 30, 2013	70,411	7,308	$704	73	144,854	62,487	207	208,325	156,328	364,653

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$16,333	73,680

Investing activities:
Proceeds from redemption of tax certificates	1,514	22,526
Purchase of tax certificates	(31)	(765)
Proceeds from the maturities of interest bearing deposits	496	5,655
Proceeds from maturities of securities available for sale	-	12,287
Cash paid in settlement of liabilities related to held for sale	-	(668)
Redemption of Federal Home Loan Bank stock ("FHLB")	-	9,980
Distributions from unconsolidated affiliates	31	82
Investment in unconsolidated affiliates	(1,300)	-
Net repayments of loans	41,479	230,632
Proceeds from the sales of loans transferred to held for sale	1,100	1,000
Proceeds from sales of real estate owned	22,496	20,553
Purchases of office property and equipment, net	(4,645)	(1,185)
Proceeds from the sale of communities division, net	-	27,750
Net cash provided by investing activities	$61,140	327,847

Financing activities:
Net increase in deposits	-	170,677
Repayment of BB&T preferred interest in FAR, LLC	(42,399)	-
Repayment of notes, mortgage notes payable and other borrowings	(76,985)	(126,602)
Proceeds from notes, mortgage notes payable and other borrowings	111,382	29,824
Payments for debt issuance costs	(2,519)	(990)
Proceeds from the exercise of BFC stock options	225	-
Proceeds from the exercise of subsidiary stock options	400	-
Consideration paid in connection with the Bluegreen merger	(149,212)	-
Distributions to non-controlling interest	-	(7,350)
Net cash (used in) provided by financing activities	$(159,108)	65,559

(Decrease) increase in cash and cash equivalents	(81,635)	467,086
Cash and cash equivalents at beginning of period (1)	232,025	853,132
Cash and cash equivalents held for sale	-	(59,431)
Cash and cash equivalents at end of period (2)	$150,390	1,260,787

		CONTINUED

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2013	2012

Supplemental cash flow information:
Interest paid on borrowings and deposits	$23,524	30,305
Income taxes paid	4,072	3,170
Income tax refunded	(4)	(51)

Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	14,086	21,887
Loans receivable transferred to loans held-for-sale	-	16,140
Loans receivable transferred to property and equipment	12,834	-
Tax certificates transferred to tax certificates held for sale	494	-
Inventory acquired through financing	-	1,270
Increase in BFC accumulated other
comprehensive income, net of taxes	46	8,614
Net effect of BBX's investment in Woodbridge attributable to
noncontrolling interest	(6,309)	-
Net effect of Bluegreen merger attributable to
noncontrolling interest	67,713	-
Net increase in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	627	738
Decrease in equity attributable to Woodbridge's dissenting holders	-	(2,846)
Decrease in equity due to the change in fair value of shares
subject to mandatory redemption	-	(472)
Change due to the re-classification of redeemable preferred stock
to shares subject to mandatory redemption	-	(11,029)

(1)  Included in cash and interest bearing deposits in banks on the consolidated statements of financial condition as of December 31, 2012 and 2011 was $0.5 million and $5.7 million, respectively, of time deposits.  These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

(2)  Included in cash and interest bearing deposits in banks on the consolidated statement of financial condition as of June 30, 2012 was $0.5 million of time deposits.  These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.  There were no such time deposits recorded on the consolidated statement of financial condition as of June 30, 2013.

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation

Notes to Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the  consolidated financial condition of BFC at June 30, 2013; the consolidated results of operations and comprehensive income (loss) of BFC for the three and six months ended June 30, 2013 and 2012; the consolidated cash flows of BFC for the six months ended June 30, 2013 and 2012; and changes in consolidated equity of BFC for the six months ended June 30, 2013. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period. These unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  All significant inter-company balances and transactions have been eliminated in consolidation. As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein. Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

BFC is a Florida-based holding company whose principal holdings include an approximately 53% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and a 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), which owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a sales, marketing and management company primarily focused on the hospitality and vacation ownership industries. BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, and real estate joint ventures and investments in middle market operating businesses.  BBX Capital holds the remaining 46% equity interest in Woodbridge.  BFC also holds interests in other investments and subsidiaries as described herein and previously held a significant investment in Benihana Inc. (“Benihana”) until the acquisition of Benihana by Safflower Holdings Corp. (“Safflower”) during August 2012. The Company reports the results of its continuing operations through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and Florida Asset Resolution Group (“FAR”).

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest, including BBX Capital and Woodbridge. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge). The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At June 30, 2013, BFC had an approximately 53% economic ownership interest in BBX Capital (excluding, for purposes of calculating the total amount of BBX Capital’s outstanding stock, restricted shares issued by BBX Capital to its officers which were unvested as of June 30, 2013). Through Woodbridge, BFC had a 54% economic interest in Bluegreen at June 30, 2013.

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

BBX Capital-Catalfumo Settlement Agreement

In June 2013, BBX Capital Asset Management, LLC, a wholly owned subsidiary of BBX Capital (“CAM”), entered into a settlement agreement with respect to litigation between CAM and Daniel S. Catalfumo and certain members of his family and affiliated entities (collectively, “Catalfumo”) relating to BBX Capital’s lending relationship with Catalfumo. Pursuant to the terms of the settlement agreement, Catalfumo is required to pay to CAM $25 million in cash and to transfer to CAM certain properties with an aggregate carrying value of $10.3 million as of June 30, 2013. Interest on the $25 million payment accrues at a rate of 12% per annum from August 5, 2013 through the date of payment.  Catalfumo has also agreed to pay CAM an additional $5 million in cash by May 20, 2014.  Catalfumo, at its discretion, may elect to make the $5 million payment on or before November 20, 2013. If the $5 million cash payment is not made by November 20, 2013, such payment will accrue interest at a rate of 4.75% per annum from May 20, 2013 through the date of payment. There is no assurance that Catalfumo will make the agreed upon payments and transfers in accordance with the terms of the settlement agreement, or at all.  If Catalfumo does not comply with the terms of the settlement agreement, CAM will proceed with its litigation against Catalfumo.

BBX Capital Merger Agreement

On May 7, 2013, BFC, BBX Merger Sub, LLC, a newly formed wholly-owned subsidiary of BFC (“BBX Merger Sub”), and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio.  Consummation of the merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BFC or BBX Capital.  To the extent permitted by applicable law, the Board of Directors of either BFC or BBX Capital may, in its discretion, choose to waive any of the conditions to consummation of the merger and proceed to closing. BFC has agreed in the merger agreement to vote all of the shares of BBX Capital’s Common Stock that it owns in favor of the merger agreement, which would constitute the requisite approval of the merger agreement by BBX Capital’s shareholders under Florida law. There is no assurance that the merger will be consummated on the currently contemplated terms or at all.

Two purported class action lawsuits have been filed in the 17th Judicial Circuit in and for Broward County, Florida which seek to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court. BFC and BBX Capital believe that the lawsuits are without merit and intend to vigorously defend the actions.  See Note 10 for additional information regarding these actions.

The Bluegreen Merger

On April 2, 2013, Bluegreen merged with a wholly-owned subsidiary of Woodbridge in a cash merger transaction (sometimes hereinafter referred to as the “Bluegreen merger” or the “Bluegreen cash merger”).  Pursuant to the terms of the merger agreement, Bluegreen’s shareholders (other than Woodbridge) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the merger, including unvested restricted shares. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the merger, whether vested or unvested, was canceled in exchange for a cash payment to the holder in an amount equal to the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149.2 million.  As a result of the merger, Bluegreen, which was the surviving corporation of the merger, became a wholly-owned subsidiary of Woodbridge.  Prior to the merger, Woodbridge owned approximately 54% of Bluegreen’s outstanding common stock.

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During July 2013, BBX Capital paid to Woodbridge approximately $147,000 of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During the second quarter of 2013, Bluegreen paid a $20 million cash dividend to Woodbridge.  During June 2013, Woodbridge declared and paid a cash dividend of $19.1 million, which was allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($10.3 million to BFC and $8.8 million to BBX Capital).

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized in connection with the funding of the $149.2 million merger consideration indicated above. See Note 9 for additional information regarding the 2013 Notes Payable.

Two consolidated class action lawsuits relating to the merger remain pending.  The plaintiffs in these actions have asserted that the consideration received by Bluegreen’s minority shareholders in the merger was inadequate and unfair, and are seeking to recover damages in connection with the merger. The Company believes that these lawsuits are without merit and intends to vigorously defend the actions.  See Note 10 for additional information regarding these actions.

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

Pursuant to the Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two subsidiaries, CAM and FAR. BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtlantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s then-outstanding approximately $285 million of TruPS obligations.  BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units.  BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  At June 30, 2013, BB&T’s preferred interest in FAR was approximately $154.5 million.  In August 2013, FAR received full payment on a $19.7 million commercial real estate loan which, upon the anticipated declaration of a dividend by the Board of Managers of FAR, will further reduce BB&T’s preferred membership interest in FAR.

Prior to the closing of the BankAtlantic Sale, BankAtlantic contributed to CAM certain commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of $125 million as of July 31, 2012. CAM assumed all liabilities related to these assets.  BankAtlantic also contributed $82 million of cash to CAM on July 31, 2012.  Prior to the closing of the BankAtlantic Sale, BankAtlantic distributed all of the membership interests in CAM to BBX Capital.  CAM remains a wholly-owned subsidiary of BBX Capital.

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

Acquisition of Benihana by Safflower

BFC held a significant investment in Benihana until Safflower acquired Benihana for a cash purchase price of $16.30 per outstanding share of Benihana’s common stock in August 2012.  BFC received approximately $24.5 million in exchange for the 1,505,330 shares of Benihana’s common stock that it held at the effective time of the transaction.

Prior to Safflower’s acquisition of Benihana, BFC sold approximately 77,000 shares of Benihana’s common stock during July and August 2012 pursuant to the terms of a Rule 10b5-1 Trading Plan and received net proceeds from such sales of approximately $1.25 million.

BFC recognized a gain on sale of approximately $9.3 million in connection with its sales of shares of Benihana’s common stock during July and August 2012 and the disposition of its remaining shares of Benihana’s common stock pursuant to the merger between Benihana and Safflower during August 2012. In addition, during each of the first three quarters of 2012, BFC received approximately $127,000 of dividend payments with respect to the shares of Benihana’s common stock which BFC owned at that time.

2.    Liquidity

BFC

Except as otherwise noted, the debts and obligations of BBX Capital, Woodbridge and Bluegreen are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge). BFC’s principal sources of liquidity are its available cash and short-term investments and dividends from its subsidiaries.  BFC expects to receive dividends from Woodbridge which will be utilized to fund its current and future operations and investments.  However, as described below, dividend payments are dependent on a number of factors and may be subject to certain limitations outside of BFC’s control.

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

BFC has not received cash dividends from BBX Capital since March 2009. Prior to its deregistration as a savings and loan holding company following the sale of BankAtlantic, the payment of dividends by BBX Capital was subject to the oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and was restricted by the terms of the indentures governing its TruPS due to BBX Capital’s deferral of interest payments thereunder.  While these restrictions no longer apply, BBX Capital has disclosed that it expects to utilize its available cash to pursue opportunities in accordance with its business and investment strategies and has no current plans to pay cash dividends to its shareholders.  BBX Capital will only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors, a majority of whom were independent directors under the listing standards of the NYSE prior to the Bluegreen merger on April 2, 2013.   In addition, as a result of the Bluegreen merger Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC, which own 46% and 54%, respectively, of Woodbridge. During the second quarter of 2013, Bluegreen paid a $20 million cash dividend to Woodbridge.  During June 2013, Woodbridge declared and paid a cash dividend of $19.1 million, which was allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($10.3 million to BFC and $8.8 million to BBX Capital).

During the first quarter of 2012, BFC received approximately $127,000 of dividend payments with respect to the shares of Benihana’s common stock that BFC owned at that time.  As previously described, BFC received a total of approximately $25.75 million pursuant to open market sales of Benihana’s common stock and in exchange for its remaining interest in Benihana’s common stock in connection with Safflower’s acquisition of Benihana during the third quarter of 2012.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including potential dividends from Woodbridge, will allow us to meet our anticipated near-term liquidity needs. If those sources of funds are not sufficient to meet our liquidity needs, we might seek to liquidate some of our investments or fund operations with the proceeds from additional equity or debt financings. With respect to long-term liquidity requirements, in addition to the foregoing, we may also seek to raise funds through the incurrence of long-term secured or unsecured indebtedness. However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling $344,000 at June 30, 2013.  Woodbridge’s principal sources of liquidity are its cash holdings and distributions received from Bluegreen.  As previously described, Bluegreen paid a $20 million cash dividend to Woodbridge during the second quarter of 2013, and Woodbridge subsequently paid a $19.1 million cash dividend to its members, BFC and BBX Capital.

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

BBX Capital

BBX Capital’s cash at banks was  $15.0 million as of June 30, 2013, which does not include $6.8 million of cash held in FAR.  BBX Capital had $7.3 million of current liabilities as of June 30, 2013.  BBX Capital’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate, and distributions received from FAR and Woodbridge. While FAR is consolidated in BBX Capital’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital.  The balance of BB&T’s preferred membership interest in FAR was approximately $155 million at June 30, 2013.  Based on current and expected liquidity needs and sources, BBX Capital expects to be able to meet its liquidity needs over the next twelve months.

3.    Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2013 included solely Bluegreen Communities and were not significant.

Discontinued operations for the three and six months ended June 30, 2012 included BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services components and Bluegreen Communities.  Discontinued operations for the six months ended June 30, 2012 also included Cypress Creek Holdings.  The following table summarizes the results of discontinued operations for Bluegreen Communities for the three and six months ended June 30, 2012 and Cypress Creek Holdings for the six months ended June 30, 2012 (in thousands):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
			Cypress
	Bluegreen	Bluegreen	Creek
	Communities	Communities	Holdings	Total

Revenues	$1,017	3,815	3	3,818
Gain on sale of assets	-	-	4,446	4,446
	1,017	3,815	4,449	8,264
Costs and Expenses :
Other costs and expenses	3,053	5,717	52	5,769
Interest expense	744	1,386	-	1,386
(Gain) loss on assets held for sale	(59)	205	-	205
	3,738	7,308	52	7,360

(Loss) income from discontinued operations
before income taxes	(2,721)	(3,493)	4,397	904
Less: Benefit for income taxes	(1,328)	(1,797)	-	(1,797)
(Loss) income from discontinued operations	$(1,393)	(1,696)	4,397	2,701

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

BBX Capital

Sale of BankAtlantic to BB&T

BankAtlantic’s five reporting units each reflected a component of the BankAtlantic entity and was the lowest level for which cash flows could be clearly distinguished, operationally and for financial reporting purposes.  These five components were Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services.  Based on the terms of the sale of BankAtlantic to BB&T, BBX Capital determined that the Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  BBX Capital sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T upon the consummation of the BB&T Transaction on July 31, 2012. BBX Capital’s management does not intend to continue in any material respect any activities of or have any continuing involvement with these reporting units. Although certain assets of the Commercial Lending reporting unit were sold to BB&T, BBX Capital has continued Commercial Lending reporting unit activities resulting in BBX Capital including the Commercial Lending reporting unit in continuing operations in the statements of operations.

Pursuant to the sale to BB&T, in addition to certain assets associated with BBX Capital’s continuing Commercial Lending reporting unit, FAR also retained certain assets and liabilities that were associated with BBX Capital’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units).  BBX Capital determined that the ongoing cash flows relating to the retained assets of the disposed reporting units expected in future periods were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported in discontinued operations for the three and six months ended June 30, 2012.  The results of operations and cash flows associated with the retained assets associated with the disposed reporting units were included in continuing operations for the three and six months ended June 30, 2013.

The income from BankAtlantic’s Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations for the three and six months ended June 30, 2012 was as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2012	June 30, 2012
Net interest income (1)	$15,101	32,863
Provision for loan losses	7,301	16,518
Net interest income after
provision for loan losses	7,800	16,345
Total non-interest income	14,733	32,257
Total non-interest expense (2) (3)	26,464	53,683
Loss from discontinued operations
before income taxes	(3,931)	(5,081)
Provision (benefit) for income taxes	-	-
Loss from discontinued operations	$(3,931)	(5,081)

(1)	Includes purchase accounting adjustments to increase net interest by approximately $425,000 and $714,000, for the three and six months ended June 30, 2012, respectively.
(2)	Includes purchase accounting adjustments to increase non-interest expense by approximately $409,000 and $812,000, for the three and six months ended June 30, 2012, respectively.
(3)	Pursuant to applicable accounting rules, all general corporate overhead was allocated to continuing operations.

4.    Fair Value Measurement

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s statements of financial condition as of June 30, 2013 or December 31, 2012.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments
	As of	for Identical	Observable	Unobservable	For the Six
	June 30	Assets	Inputs	Inputs	Months Ended
Description	2013	(Level 1)	(Level 2)	(Level 3)	June 30, 2013 (1)
Loans measured for impairment
using the fair value of the
underlying collateral	$19,279	-	-	19,279	4,080
Impaired real estate owned	25,076	-	-	25,076	3,776
Impaired loans held for sale	14,653	-	-	14,653	1,190
Total	$59,008	-	-	59,008	9,046

(1)	Total impairments represent the amount of losses recognized during the six months ended June 30, 2013 on assets that were held and measured at fair value on a non-recurring basis as of June 30, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (Fair Value in thousands):

As of June 30, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1) & (2)
Loans measured for impairment using the fair value of underlying collateral	$19,279	Fair Value of Collateral	Appraisal	$0.1 - 9.0 million ($0.4 million)
Impaired real estate owned	25,076	Fair Value of Property	Appraisal	$0.1 - 11.8 million ($1.8 million)
Impaired loans held for sale	14,653	Fair Value of Collateral	Appraisal	$0.1 - 2.2 million ($0.4 million)
Total	$59,008

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments
	As of	for Identical	Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2012	(Level 1)	(Level 2)	(Level 3)	June 30, 2012 (1)
Impaired real estate owned	27,288	-	-	27,288	3,534
Impaired loans held for sale	9,397	-	-	9,397	459
Total	$36,685	-	-	36,685	3,993

(1)	Total impairments represent the amount of losses recognized during the six months ended June 30, 2012 on assets that were held and measured at fair value on a non-recurring basis as of June 30, 2012.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis was as follows (Fair Value dollars in thousands):

As of June 30, 2012	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1) & (2)
Impaired real estate owned	27,288	Fair Value of Property	Appraisal	$0.4 - 6.5 million ($3.0 million)
Impaired loans held for sale	9,397	Fair Value of Collateral	Appraisal	$0.9 - 3.6 million ($1.9 million)
Total	$36,685

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2013 or December 31, 2012.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell. The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values as its loans are primarily secured by real estate.  BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral or properties. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. BBX Capital generally recognizes impairment losses on homogenous loans based on third party broker price opinions or automated valuation services to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.  As a consequence, the calculation of the fair value of the collateral is considered Level 3 inputs.

Impaired Real Estate Owned

Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties.  The market observable data typically consists of comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates. However, the appraisers or brokers use professional judgment in determining the fair value of the properties and BBX Capital may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the fair values of the properties are considered Level 3 inputs.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount		Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	June 30,	June 30,	Assets	Inputs	Inputs
	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$150,390	150,390	150,390	-	-
Restricted cash	65,529	65,529	65,529	-	-
Tax certificates including tax certificates held for sale, net	1,386	1,438	-	-	1,438
Loans receivable including loans held for sale, net	246,121	269,533	-	-	269,533
Notes receivable, net	469,981	531,000	-	-	531,000

Financial liabilities:
Receivable-backed notes payable	$413,061	420,000	-	-	420,000
Notes and mortgage notes payable and other borrowings	98,904	99,250	-	-	99,250
BB&T preferred interest in FAR	154,478	156,846	-	-	156,846
Junior subordinated debentures	146,118	118,000	-	-	118,000
Shares subject to mandatory redemption	12,101	12,101	-	-	12,101

		Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount		Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2012	2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$232,521	232,521	232,521	-	-
Restricted cash	54,335	54,335	54,335	-	-
Tax certificates	3,389	3,318	-	-	3,318
Loans receivable including loans held for sale, net	317,310	316,075	-	-	316,075
Notes receivable, net	487,110	550,000	-	-	550,000

Financial liabilities:
Receivable-backed notes payable	$445,371	454,000	-	-	454,000
Notes and mortgage notes payable and other borrowings	31,630	31,301	-	-	31,301
BB&T preferred interest in FAR	196,877	201,099	-	-	201,099
Junior subordinated debentures	144,831	117,000	-	-	117,000
Shares subject to mandatory redemption	11,851	12,100	-	-	12,100

Management of each of the respective companies has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments, the fair value of certain of these financial instruments has been derived using the income approach technique with Level 3 unobservable inputs. Estimates used in net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.  As such, the estimated value upon sale or disposition of the asset may not be received and the estimated value upon disposition of the liability in advance of its scheduled maturity may not be paid.

Interest-bearing deposits in banks include $0.5 million of certificates of deposits guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with maturities of less than one year as of December 31, 2012. Due to the FDIC guarantee and the short-term maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

The fair value of tax certificates was calculated using the income approach with Level 3 inputs.  The fair value is based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into performing and non-performing categories.  The fair value of BBX Capital’s performing loans is calculated by using an income approach with Level 3 inputs.  The fair value of performing loans is estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio.  The fair value of non-performing collateral dependent loans is estimated using an income approach with Level 3 inputs. The fair value of non-performing loans utilizes the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period.

BB&T’s preferred interest in FAR is considered an adjustable rate debt security.  The fair value of this security is calculated using the income approach with Level 3 inputs and was obtained by discounting forecasted cash flows by risk adjusted market interest rate spreads to the LIBOR swap curve.  The market spreads were obtained from reference data in the secondary institutional market place.

The fair value of junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

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

5.    BBX Capital’s Loans Receivable

BBX Capital’s loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Commercial non-real estate	$10,165	12,006
Commercial real estate:
Residential	44,893	62,523
Other	113,526	151,524
Consumer	14,573	16,907
Residential:
Residential-interest only	16,269	17,798
Residential-amortizing	32,805	36,999
Total gross loans	232,231	297,757
Adjustments:
Premiums, discounts and net deferred fees	137	116
Allowance for loan losses	(5,244)	(5,311)
Loans receivable -- net	$227,124	292,562

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was as follows (in thousands):

	June 30,	December 31,
Loan Class	2013	2012
Commercial non-real estate	$3,341	3,362
Commercial real estate:
Residential	43,754	60,937
Other	61,585	79,014
Consumer	6,168	7,859
Residential:
Interest only	15,254	16,115
Amortizing	28,457	28,507
Total nonaccrual loans	$158,559	195,794

An age analysis of the past due recorded investment in loans receivable as of June 30, 2013 and December 31, 2012 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
June 30, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	2,269	2,269	7,896	10,165
Commercial real estate:
Residential	62	114	32,454	32,630	12,263	44,893
Other	9,215	-	38,209	47,424	66,102	113,526
Consumer	844	180	5,494	6,518	8,055	14,573
Residential:
Residential-interest only	-	43	14,127	14,170	2,099	16,269
Residential-amortizing	705	691	23,515	24,911	7,894	32,805
Total	$10,826	1,028	116,068	127,922	104,309	232,231

(1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of June 30, 2013.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2012	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$2,411	-	3,362	5,773	6,233	12,006
Commercial real estate:
Residential	842	1,716	50,634	53,192	9,331	62,523
Other	-	5,843	30,102	35,945	115,579	151,524
Consumer	677	524	7,165	8,366	8,541	16,907
Residential:
Residential-interest only	397	-	16,115	16,512	1,286	17,798
Residential-amortizing	984	1,520	28,052	30,556	6,443	36,999
Total	$5,311	9,603	135,430	150,344	147,413	297,757

(1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of December 31, 2012.

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the three months ended June 30, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,196	1,437	-	1,993	623	5,249
Charge-off :	-	(2,509)	-	(911)	(59)	(3,479)
Recoveries :	84	1,870	42	559	747	3,302
Provision:	104	174	(42)	1,084	(1,148)	172
Ending balance	$1,384	972	-	2,725	163	5,244
Ending balance individually
evaluated for impairment	$822	461	-	-	-	1,283
Ending balance collectively
evaluated for impairment	562	511	-	2,725	163	3,961
Total	$1,384	972	-	2,725	163	5,244
Loans receivable:
Ending balance individually
evaluated for impairment	$3,341	135,249	-	4,563	38,374	181,527
Ending balance collectively
evaluated for impairment	$6,824	23,170	-	10,010	10,700	50,704
Total	$10,165	158,419	-	14,573	49,074	232,231
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	1,100	-	-	-	1,100
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the three months ended June 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,359	4,212	1,020	366	210	7,167
Charge-offs:	-	(1,778)	(748)	(849)	(1,547)	(4,922)
Recoveries :	386	1,631	128	236	281	2,662
Provision :	(945)	318	-	-	-	(627)
Discontinued operations
provision:	-	-	926	654	1,293	2,873
Transfer to loans held for sale	-	-	-	-	-	-
Ending balance	$800	4,383	1,326	407	237	7,153
Ending balance individually
evaluated for impairment	$237	1,265	790	-	-	2,292
Ending balance collectively
evaluated for impairment	563	3,118	536	407	237	4,861
Total	$800	4,383	1,326	407	237	7,153
Loans receivable:
Ending balance individually
evaluated for impairment	$7,361	194,168	957	7,907	40,331	250,724
Ending balance collectively
evaluated for impairment	$20,806	39,502	30,761	12,081	8,811	111,961
Total	$28,167	233,670	31,718	19,988	49,142	362,685
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the six months ended June 30, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-off :	-	(3,688)	-	(1,287)	(448)	(5,423)
Recoveries :	255	2,147	116	1,017	890	4,425
Provision :	(606)	644	(116)	1,734	(725)	931
Ending balance	$1,384	972	-	2,725	163	5,244
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to held for sale	$-	1,100	-	-	-	1,100
Transfer from loans held for sale	$-	-	-	-	-	-

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the six months ended June 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,054	7,168	22,554	16,704	129,887
Charge-off :	(14,615)	(53,281)	(2,372)	(7,413)	(11,756)	(89,437)
Recoveries :	440	1,631	270	1,031	1,277	4,649
Provision :	465	(1,857)	-	-	-	(1,392)
Transfer to held for sale:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations
provision:	-	-	714	4,874	6,503	12,091
Ending balance	$800	4,383	1,326	407	237	7,153
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	1,000	-		-	1,000
Transfer to held for sale	$-	16,140	-	-	-	16,140

During the first quarter of 2012, BBX Capital charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell based on the Office of the Comptroller of the Currency (the “OCC”) guidance to thrifts regarding valuation allowances on collateral dependent loans.  This charge down consisted entirely of the charging off of existing specific valuation allowances.  As a specific valuation allowance was previously established for these loans, the charge-offs did not impact BBX Capital’s provision for loan losses or net loss during the three months ended March 31, 2012, but did reduce BBX Capital’s allowance for loan losses and recorded investment in the loans.

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

BBX Capital’s impaired loans as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	As of June 30, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$3,011	4,475	822	3,032	3,287	784
Commercial real estate:
Residential	2,746	8,223	49	637	2,172	1
Other	19,744	19,744	412	27,558	39,194	836
Consumer	1,605	4,091	1,605	-	-	-
Residential:
Residential-interest only	-	-	-	-	-	-
Residential-amortizing	-	-	-	-	-	-
Total with allowance recorded	$27,106	36,533	2,888	31,227	44,653	1,621
With no related allowance recorded:
Commercial non-real estate	$330	635	-	330	634	-
Commercial real estate:
Residential	41,122	87,782	-	64,684	141,842	-
Other	71,751	100,416	-	84,669	118,665	-
Consumer	12,280	14,732	-	16,050	20,501	-
Residential:
Residential-interest only	15,254	26,669	-	16,421	28,808	-
Residential-amortizing	29,876	45,884	-	31,896	48,820	-
Total with no allowance recorded	$170,613	276,118	-	214,050	359,270	-
Total:
Commercial non-real estate	$3,341	5,110	822	3,362	3,921	784
Commercial real estate	135,363	216,165	461	177,548	301,873	837
Consumer	13,885	18,823	1,605	16,050	20,501	-
Residential	45,130	72,553	-	48,317	77,628	-
Total	$197,719	312,651	2,888	245,277	403,923	1,621

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three and six months ended June 30, 2013 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013		June 30, 2013
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$3,023	24	3,028	84
Commercial real estate:
Residential	2,746	-	3,036	-
Other	19,777	154	24,577	350
Consumer	1,870	-	1,011	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$27,416	178	31,652	434
With no related allowance recorded:
Commercial non-real estate	$330	-	330	-
Commercial real estate:
Residential	42,873	75	42,467	313
Other	74,069	218	78,032	673
Consumer	12,493	66	14,032	142
Residential:
Residential-interest only	15,226	28	15,123	28
Residential-amortizing	29,852	137	29,878	233
Total with no allowance recorded	$174,843	524	179,862	1,389

Commercial non-real estate	$3,353	24	3,358	84
Commercial real estate	139,465	447	148,112	1,336
Small business	-	-	-	-
Consumer	14,363	66	15,043	142
Residential	45,078	165	45,001	261
Total	$202,259	702	211,514	1,823

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three and six months ended June 30, 2012 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012		June 30, 2012
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$1,187	-	1,183	-
Commercial real estate:
Residential	8,136	73	10,309	150
Other	35,361	251	35,447	503
Small business:
Real estate	-	-	-	-
Non-real estate	958	-	959	-
Consumer	-	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$45,642	324	47,898	653
With no related allowance recorded:
Commercial non-real estate	$6,954	62	6,413	80
Commercial real estate:
Residential	59,357	139	68,429	365
Other	131,434	604	142,944	1,205
Small business:
Real estate	10,659	109	10,693	215
Non-real estate	752	10	760	22
Consumer	19,140	82	19,340	163
Residential:
Residential-interest only	22,812	-	21,128	-
Residential-amortizing	39,030	32	38,877	64
Total with no allowance recorded	$290,138	1,038	308,584	2,114

Commercial non-real estate	$8,141	62	7,596	80
Commercial real estate	234,288	1,067	257,129	2,223
Small business	12,369	119	12,412	237
Consumer	19,140	82	19,340	163
Residential	61,842	32	60,005	64
Total	$335,780	1,362	356,482	2,767

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

BBX Capital monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a non-homogeneous real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of June 30, 2013  were  $119.9 million of collateral dependent loans, of which $116.4 million were measured for impairment using current appraisals and $3.5 million were measured by adjusting appraisals, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. The loans that did not have current appraisals were adjusted down by an aggregate amount of $0.8 million based on changes in market conditions.

Credit Quality Information

Delinquency trends, net charge-off levels,  levels of impaired loans, current loan to value ratios, credit scores and general economic conditions are monitored in an effort to assess loan credit quality.  BBX Capital assesses commercial loan credit quality through accrual and non-accrual loan classifications.  Commercial loans are generally placed on non-accrual status when the full payment of the loan’s principal and interest is in doubt, which may be due to factors including material deterioration of conditions surrounding the principal source of repayment, insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the loan-to-value ratio of the loan’s collateral or delinquencies greater than ninety days.  Accruing commercial loans are generally loans in which BBX Capital’s management believes that it is probable that BBX Capital will collect loan payments in accordance with the contractual or modified contractual terms on the loan.

The following table presents the amount of BBX Capital’s accruing and non-accruing commercial loans by loan class as of June 30, 2013 (in thousands):

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Accruing	$6,824	1,139	51,941
Nonaccruing	3,341	43,754	61,585
Total	$10,165	44,893	113,526

The following table presents the amount of BBX Capital’s accruing and non-accruing commercial loans by loan class as of December 31, 2012 (in thousands):

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Accruing	$8,644	1,586	72,510
Nonaccruing	3,362	60,937	79,014
Total	$12,006	62,523	151,524

BBX Capital monitors the credit quality of its residential loans based on loan-to-value ratios of the underlying collateral.  Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of BBX Capital’s residential loans were as follows (in thousands):

	As of June 30, 2013 (1)		As of December 31, 2012 (2)
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
<=60%	$413	8,408	413	6,762
60.1% - 70%	392	3,273	945	1,922
70.1% - 80%	1,790	5,508	1,082	4,044
80.1% - 90%	2,629	4,621	1,584	5,300
>90.1%	11,045	10,995	13,774	18,971
Total	$16,269	32,805	17,798	36,999

(1)	Loan-to-value ratios for the majority of the portfolio were obtained during the second quarter of 2013 based on broker price opinions.
(2)	Loan-to-value ratios for the majority of the portfolio were obtained during the fourth quarter of 2012 based on broker price opinions.

BBX Capital monitors the credit quality of its portfolio of consumer loans utilizing FICO® scores.   The current FICO® scores of BBX Capital’s consumer loans were as follows (in thousands):

	Consumer Loans
	June 30,	December 31,
FICO® Scores	2013 (1)	2012 (2)
Unavailable	$397	233
<500	965	449
500-619	8,375	10,241
620-679	2,946	2,531
>680	1,890	3,453
	$14,573	16,907

(1)	FICO® scores for the majority of the portfolio were obtained during the second quarter of 2013.
(2)	FICO® scores for the majority of the portfolio were obtained during the fourth quarter of 2012.

Troubled Debt Restructured Loans

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payments until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans have involved changing monthly payments from interest and principal payments to interest only payments or deferring several monthly loan payments until the loan maturity date.  Commercial real estate and non-real estate loan concessions were primarily interest rate reductions to below market interest rates and extensions of maturity dates based on the risk profile of the loan.  Residential and small business loan concessions primarily have involved reductions of monthly payments through extensions of the amortization period and/or deferral of monthly payments.

Consumer and residential troubled debt restructured loans had no financial statement effect as the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, in place of the general allowance for those loans that had not already been placed on nonaccrual status. There was an impact to the allowance for loan losses as a result of the concessions made, as the concessions generally result from the expectation of slower future cash flows.

There were no troubled debt restructurings during the three or six months ended June 30, 2013.  During the three months ended June 30, 2012, BBX Capital modified one consumer loan in a troubled debt restructuring with a recorded investment of $47,000.  During the six months ended June 30, 2012, two small business real estate loans, one consumer loan and one residential amortizing loan were modified in troubled debt restructurings with recorded investments of $342,000,  $47,000 and $62,000, respectively.

There were no loans modified in troubled debt restructurings beginning January 1, 2012 that experienced a payment default during the three or six months ended June 30, 2013.  There were two residential amortizing loans with a recorded investment of $177,000 that were modified in troubled debt restructurings beginning January 1, 2011 and experienced a payment default during the three and six months ended June 30, 2012.

Loans held for sale

BBX Capital’s loans held for sale as of June 30, 2013 consisted of $14.7 million of small business loans and $4.3 million of commercial real estate loans.  BBX Capital’s loans held for sale as of December 31, 2012 consisted of $18.8 million of small business loans and $6.0 million of commercial real estate loans.

6.     Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable (dollars in thousands):

	As of
	June 30, 2013	December 31, 2012
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$138,031	139,777
VOI notes receivable - securitized	408,548	420,451
Purchase accounting adjustment	(9,626)	(14,736)
	536,953	545,492

Allowance for credit losses	(71,075)	(63,103)
VOI notes receivable, net	465,878	482,389
Allowance as a % of VOI notes receivable	13%	12%

Notes receivable secured by homesites:
Homesite notes receivable	$4,444	4,992
Allowance for credit losses	(341)	(271)
Homesite notes receivable, net	4,103	4,721
Allowance as a % of homesite notes receivable	8%	5%

Total notes receivable
Gross notes receivable	551,023	565,220
Purchase accounting adjustment	(9,626)	(14,736)
Allowance for credit losses	(71,416)	(63,374)
Notes receivable, net	$469,981	487,110
Allowance as a % of notes receivable	13%	12%

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method. BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of June 30, 2013 and December 31, 2012, the outstanding contractual unpaid principal balance of the acquired notes was $129.8 million and $150.1 million, respectively. During June 2013, management revised its assumptions used in the calculation of cash flows expected to be collected on the acquired notes resulting in a $5.7 million impairment charge which was recorded as a valuation allowance. As of June 30, 2013 and December 31, 2012, the carrying amount of the acquired notes was $114.4 million (net of a valuation allowance of $5.7 million) and $135.4 million, respectively.

The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at June 30, 2013 and December 31, 2012. The following is a reconciliation of accretable yield as of June 30, 2013 and December 31, 2012 (in thousands):

	For the Six	For the Twelve
	Months Ended	Months Ended
Accretable Yield	June 30,	December 31,
	2013	2012
Balance, beginning of period	$54,170	74,526
Accretion	(9,331)	(22,168)
Reclassification (to) from nonaccretable yield	(6,015)	1,812
Balance, end of period	$38,824	54,170

The weighted-average interest rate on Bluegreen’s notes receivable was 15.7% and 15.5% at June 30, 2013 and December 31, 2012, respectively.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on loans secured by VOIs was 15.7% and 15.6%  as of June 30, 2013 and December 31, 2012, respectively.   The majority of Bluegreen’s notes receivable secured by homesites bear interest at variable rates.  The weighted-average interest rate charged on notes receivable secured by homesites was 7.6% and 7.7% as of June 30, 2013 and December 31, 2012, respectively.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of June 30, 2013 and December 31, 2012, $10.8 million and $12.1 million, respectively, of the VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.

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

The table below sets forth the activity in Bluegreen’s allowance for loan losses (including homesite notes receivable) during the six month period ended June 30, 2013 and 2012 (in thousands):

	June 30,
	2013	2012
Balance, beginning of period	$63,374	73,260
Provision for credit losses	20,912	11,783
Write-offs of uncollectible receivables	(12,870)	(17,300)
Balance, end of period	$71,416	67,743

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Current	$526,254	534,080
31-60 days	5,696	7,843
61-90 days	3,846	6,181
91 days or more (1) (2)	10,783	12,124
Purchase accounting adjustments	(9,626)	(14,736)
Total	$536,953	545,492

(1)

Includes $6.1 million and $5.5 million as of June 30, 2013 and December 31, 2012, respectively, relating to VOI notes receivable that, as of the applicable date, had been foreclosed but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payables.  These VOI notes receivable have been reflected in the allowance for loan loss.

(2)	Bluegreen VOI notes that are approximately 120 days past due are generally charged off as uncollectible.

7.    Variable Interest Entities

Bluegreen

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction (the Legacy Securitization) entered into in 2010 which was guaranteed by Bluegreen (See Note 9 of this report and Note 19 to the audited consolidated financial statements included in BFC’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information regarding the Legacy Securitization). These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third-parties.  In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitizations.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a variable interest entity. Bluegreen’s analysis includes both quantitative and qualitative reviews. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and bases its qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. Bluegreen also uses qualitative analysis to determine if Bluegreen must consolidate a variable interest entity as the primary beneficiary.  In accordance with applicable accounting guidance currently in effect, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is the primary beneficiary and therefore, consolidates the entities into its financial statements.  As previously described, BFC consolidates Bluegreen and its consolidated subsidiaries and VIEs into BFC’s financial statements.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute, a limited amount of defaulted notes receivable for new notes receivable at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted notes receivable.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the six months ended June 30, 2013 and 2012 were $4.3 million and $8.2 million, respectively. Bluegreen’s maximum exposure to loss relating to non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the associated notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of the VIEs of Bluegreen included in the consolidated statements of financial condition is set forth below (in thousands):

	June 30,	December 31,
	2013	2012
Restricted cash	$33,849	$38,399
Securitized notes receivable, net	345,955	354,939
Receivable backed notes payable - non-recourse	340,454	356,015
Receivable backed notes payable - recourse	7,929	10,270

The restricted cash and the securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

BBX Capital

In consideration for BB&T assuming BBX Capital’s  $285.4 million in principal amount of TruPS, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum.  At that time, BB&T’s interest in FAR will terminate, and BBX Capital, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter be entitled to any and all residual proceeds. BBX Capital provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At June 30, 2013, BB&T’s preferred interest in FAR has been reduced to approximately $154.5 million.    In August 2013, FAR received full payment on a $19.7 million commercial real estate loan which, upon the anticipated declaration of a dividend by the Board of Managers of FAR, will further reduce BB&T’s preferred membership interest in FAR.

BBX Capital’s variable interests in FAR include its 5%  preferred membership interest in the cash flows of FAR, rights to all residual cash flows after satisfaction of the preferred membership interests, and the incremental $35 million guarantee in favor of BB&T.  BBX Capital also services approximately $20 million of FAR commercial loans, $12.7 million of FAR’s properties and equipment and $7.2 million of FAR’s real estate owned.  BBX Capital has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s amended and restated limited liability company operating agreement.

Based on FAR’s amended and restated limited liability company operating agreement, BBX Capital determined that it was the primary beneficiary of FAR and therefore should consolidate FAR in its financial statements.  This conclusion was based primarily on the determination that BBX Capital has the right to receive any appreciation of the assets of FAR through its rights to the residual cash flows of FAR and has the obligation to absorb losses as well as its obligations under the incremental $35 million guarantee to BB&T assuring the repayment of BB&T’s preferred interest in FAR.  Also contributing to BBX Capital’s determination that it was the primary beneficiary of FAR was its ability to direct the activities relating to the commercial loans that it services, its ability to purchase certain commercial loans and its right of first refusal in connection with the disposition of certain commercial loans.

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

The carrying amount of assets and liabilities of FAR and the classification of these assets and liabilities in BFC’s consolidated statements of financial condition was as follows (in thousands):

	June 30,	December 31,
	2013	2012
Cash and interest bearing deposits in banks	$6,817	$6,615
Tax certificates held for sale	494	-
Tax certificates, net	892	3,389
Loans held for sale	15,965	20,052
Loans receivable, net	179,726	242,506
Real estate owned	25,821	21,997
Office properties and equipment	12,726	-
Other assets	925	1,649
Total assets	$243,366	$296,208
BB&T preferred interest in FAR, LLC	$154,478	$196,877
Other liabilities	13,418	13,603
Total liabilities	$167,896	$210,480

Until BB&T’s preference amount is repaid, the proceeds from the monetization of FAR’s assets are restricted to payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interests. FAR currently anticipates making distributions at least quarterly.  As the holder of 5% of the preferred interests, BBX Capital will receive 5% of such distributions from the monetization of FAR’s assets, net of expenses. FAR finances its activities through revenues from principal and interest payments received on, and the monetization of, its assets.

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $111 million as of June 30, 2013,  consisting of $76 million of net assets plus the $35 million incremental guarantee.

8.     Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012

Completed VOI units	$177,851	189,812
Construction-in-progress	2,690	562
Real estate held for future development	83,591	83,632
Land and facilities held for sale	1,440	1,392
Subtotal	265,572	275,398
Purchase accounting adjustment	(71,097)	(78,649)
Total	$194,475	196,749

The Company’s inventory is primarily comprised of Bluegreen’s completed VOIs, Bluegreen’s VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. No impairment charges were recorded with respect to the inventory held by Bluegreen Resorts, Bluegreen’s operating segment, during the six months ended June 30, 2013 or 2012.

Interest capitalized to VOI inventory during the six months ended June 30, 2013 and 2012 was insignificant. The interest expense reflected in the consolidated financial statements is net of capitalized interest.

9.     Debt

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth the balances of the lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable) and notes payable of BBX Capital as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	As of June 30, 2013			As of December 31, 2012
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$73,500	8.05%	56,063	-	-	-
Foundation Capital	9,216	8.00%	16,477	9,351	8.00%	14,048
Capital Source Term Loan	2,885	7.50%	10,578	4,870	7.50%	11,162
Textron AD&C Facility	-	-	-	2,828	4.75%	9,654
Fifth Third Bank Note	2,588	3.20%	4,343	2,701	3.21%	4,357
Other	510	5.00-6.00%	2,225	1,801	5.00-6.00%	4,441
	88,699		89,686	21,551		43,662
Less purchase accounting adjustments	(195)		-	(222)		-
Total Bluegreen	88,504		89,686	21,329		43,662

BBX Capital:
Promissory note (1)	8,547	Prime + 1.0%	19,570	8,512	Prime + 1.0%	19,570
Commercial real estate note	1,853	8.00%	3,159	1,789	8.00%	3,159
Total BBX Capital	10,400		22,729	10,301		22,729

Total Notes Payable	$98,904		112,415	31,630		66,391

(1)	The promissory note bears interest at Prime Rate (as published in the Wall Street Journal) plus 1.00%.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund Bluegreen’s operations

2013 Notes Payable.  On March 26, 2013, Bluegreen issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing transaction. The 2013 Notes Payable are secured by certain of Bluegreen’s assets, including primarily the cash flows from the residual interests relating to Bluegreen’s term securitizations and Bluegreen’s VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  Pursuant to the terms of the 2013 Notes Payable, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort.  Bluegreen may also pledge additional residual interests from its future term securitizations, if any.  The 2013 Notes Payable initially accrued interest at a fixed rate of 8.8%.  During April 2013, the interest rate on the 2013 Notes Payable prospectively decreased to a fixed rate of 8.05% based on a final rating obtained from a rating agency.  The 2013 Notes Payable mature in March 2020, with certain required amortization during the seven-year term.  The terms of the 2013 Notes Payable include certain covenants and events of default, which Bluegreen considers to be customary for transactions of this type.  The proceeds from the 2013 Notes Payable were used to fund a portion of the merger consideration paid to former shareholders of Bluegreen in connection with the consummation of the Bluegreen merger during April 2013.

CapitalSource Term Loan. In November 2012, Bluegreen entered into a $5.0 million non-revolving term loan with CapitalSource Bank secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort (the “CapitalSource Term Loan”). In July 2013, the CapitalSource Term Loan was amended to increase its then outstanding balance from $2.9 million to $4.5 million, extend the maturity date from November 2015 to July 2016, and reduce the interest rate to 30-day LIBOR plus 5.75%.  The CapitalSource Term Loan is cross-collateralized with the CapitalSource Facility, which is described below.

Other than the changes to the debt facilities described above, Bluegreen had no new debt issuances and there were no significant changes related to its lines-of-credit or notes payable (other than receivable-backed notes payable) during 2013.

Woodbridge Junior Subordinated Debentures

There were no significant changes related to Woodbridge’s $85 million of junior subordinated debentures at June 30, 2013.

Receivable-Backed Notes Payable

The table below sets forth the information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of June 30, 2013			As of December 31, 2012
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed notes payable:
Liberty Bank Facility	$25,471	6.00%	31,535	29,754	6.00%	35,480
GE Bluegreen/Big Cedar
Receivables Facility	3,650	1.95%	17,191	7,517	1.96%	19,665
Legacy Securitization (1)	8,828	12.00%	16,787	11,436	12.00%	19,442
NBA Receivables Facility	17,673	4.50-6.75%	24,118	22,209	4.50-6.75%	27,655
CapitalSource Facility	17,998	6.50%	24,310	19,890	6.50%	26,886
Total before discount	73,620		113,941	90,806		129,128
Less unamortized discount on
Legacy Securitization	(899)		-	(1,166)		-
	72,721		113,941	89,640		129,128
Less purchase accounting adjustment	(114)		-	(284)		-
Total	$72,607		113,941	89,356		129,128

Non-recourse receivable-backed notes payable:
BB&T Purchase Facility	$25,314	4.25%	36,614	-	4.25%	-
Quorum Purchase Facility	19,624	5.50-6.90%	22,955	15,683	6.00-8.00%	18,596
GE 2004 Facility	5,386	7.16%	6,091	6,292	7.16%	7,151
2005 Term Securitization	21,233	5.98%	22,784	26,749	5.98%	28,984
GE 2006 Facility	29,218	7.35%	32,757	33,287	7.35%	37,560
2006 Term Securitization	24,795	6.16%	26,535	29,515	6.16%	31,825
2007 Term Securitization	51,588	7.32%	57,512	59,701	7.32%	66,654
2008 Term Securitization	19,671	7.88%	22,174	22,830	7.88%	25,758
2010 Term Securitization	57,978	5.54%	69,482	66,058	5.54%	79,418
2012 Term Securitization	85,647	2.94%	94,732	95,900	2.94%	105,061
Total	$340,454		391,636	356,015		401,007
Total receivable-backed debt	$413,061		505,577	445,371		530,135

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during the six months ended June 30, 2013 include:

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

CapitalSource Facility. Since September 2011, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  In July 2013, the CapitalSource Facility was amended to increase the aggregate borrowing base, extend the revolving period and the maturity date, increase the advance rate for certain eligible receivables, and reduce the interest rate. Pursuant to the terms of the amendment, the aggregate maximum outstanding borrowings were increased from $35.0 million to $40.0 million less the amounts outstanding under the CapitalSource Term Loan (as described above), and the revolving credit period was extended through September 2016, subject to an additional 12 months extension at the option of CapitalSource Bank. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. The interest rate on all existing and future borrowings under the CapitalSource Facility was reduced to the 30-day LIBOR plus 4.50% (from 30-day LIBOR plus 5.75%). Principal repayments and interest are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving credit period, with the remaining outstanding balance maturing in September 2019, subject to an additional 12 months extension at the option of CapitalSource Bank. Prior to the amendment, the CapitalSource Facility was scheduled to mature in September 2016.  The CapitalSource Facility is cross-collateralized with the CapitalSource Term Loan.

Other than as described above, there were no significant changes or new issuances related to Bluegreen’s receivable-backed notes payable facilities during 2013.

10.    Commitments and Contingencies

BFC and its Wholly-Owned Subsidiaries

At June 30, 2009, a wholly-owned subsidiary of BFC/CCC, Inc., BFC’s wholly-owned subsidiary (“BFC/CCC”), had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee is $2.0 million (which is shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to another unaffiliated partner.  In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts recorded on our financial statements at June 30, 2013 or December 31, 2012 relating to the guarantee or otherwise in respect of the partnership.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At June 30, 2013 and December 31, 2012, the carrying amount of this investment was approximately $243,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

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

On November 9, 2007, Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). Pursuant to the settlement agreement entered into during June 2008, as subsequently amended (the “Settlement Agreement”), Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”)) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by the Debtors and the Joint Committee.  That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. As of December 31, 2011, Woodbridge placed into escrow approximately $11.7 million, which represented the portion of the tax refund that was likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. During the quarter ended June 30, 2012, the $11.7 million was paid to the Debtors’ Estate.  In addition, during August 2012, Woodbridge paid to the Debtors’ Estate a settlement holdback amount of approximately $485,000 plus interest, thereby satisfying all of its obligations under the Settlement Agreement.

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.   As of June 30, 2013 and December 31, 2012, $11.9 million was accrued for pending legal proceedings involving BFC or its wholly-owned subsidiaries, or Woodbridge, at its parent company level (all of which related to the appraisal rights litigation described below).

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

In Re Bluegreen Corporation Shareholder Litigation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to the previously proposed stock-for-stock merger between BFC, which at that time was the sole member of Woodbridge, and Bluegreen were filed against Bluegreen, the members of Bluegreen’s board of directors, BFC and BXG Florida Corporation, a wholly-owned subsidiary of Woodbridge formed for purposes of the merger (“BXG Merger Sub”). As described below, four of these lawsuits have been consolidated into a single action in Florida, and the other three lawsuits have been consolidated into a single action in Massachusetts and stayed in favor of the Florida action. Further information regarding each of these lawsuits is set forth below.

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

Following the public announcement of the termination of the stock-for-stock merger agreement and the entry into the previously described agreement relating to the Bluegreen cash merger, the plaintiffs in the Florida action filed a motion for leave to file a supplemental complaint on November 28, 2012 in order to challenge the structure of, and consideration received by Bluegreen’s shareholders in the cash merger.  On November 30, 2012, the Florida court granted the plaintiffs’ motion and the supplemental complaint was deemed filed as of that date.  The supplemental complaint alleges that the merger consideration remained inadequate and continued to be unfair to Bluegreen’s minority shareholders.

On January 25, 2013, the plaintiffs in the Florida action filed a Second Amended Class Action Complaint that set forth more fully their challenge to the Bluegreen cash merger.  The Second Amended Class Action Complaint asserts claims for (i) breach of fiduciary duties against the individual director defendants, BFC, and Woodbridge, (ii) aiding and abetting breaches of fiduciary duties against Bluegreen, BFC, Woodbridge, and BXG Merger Sub, and (iii) a violation of the section of the Massachusetts Business Corporation Act regarding the approval of conflict of interest transactions.

As previously described, the Bluegreen cash merger was consummated on April 2, 2013.  However, the actions related to the transaction remain pending, with the plaintiffs seeking to recover damages in connection with the transaction.  BFC and Bluegreen believe that these lawsuits are without merit and intend to vigorously defend the actions.

Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC; and John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC; 17th Judicial Circuit, Broward County, Florida.

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BBX Capital and BFC. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty, and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital to be acquired by BFC in the merger.  Mr. Ronan also asserted a cause of action against BFC and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties.  Mr. Ronan is seeking an injunction blocking the proposed merger.  On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger between BFC and BBX Capital for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo.  Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as John K. Grelle and Seth M. Wise, who serve as executive officers and directors of BFC and BBX Capital. The plaintiffs in the actions have moved for consolidation. BFC and BBX Capital believe the claims to be without merit and intend to vigorously defend the actions.

Bluegreen

In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing or financing of VOIs or its other resort fee-based services. Bluegreen is also subject to certain matters relating to its previous Bluegreen Communities’ business, substantially all of the assets of which Bluegreen sold on May 4, 2012. Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise. Unless otherwise described below, Bluegreen believes that these claims are routine litigation incidental to its business.

Reserves are accrued for matters in which Bluegreen’s management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of June 30, 2013, Bluegreen accrued  $1.5 million for matters believed by Bluegreen’s management to meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims.

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

The aggregate liability relating to the known contingencies of Bluegreen discussed below, in excess of the amounts currently accrued, if any, are not expected to have a material impact on our consolidated financial statements.  However, due to the significant uncertainties involved in these legal matters, Bluegreen may incur losses in excess of amounts accrued and an adverse outcome in these matters could be material to our consolidated financial statements.

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

The matters described below relate to Bluegreen Communities.  As described above and further in Note 3, Bluegreen sold substantially all of the assets which comprised Bluegreen Communities to Southstar on May 4, 2012. However, Southstar did not assume the liabilities related to the matters described below in connection with the transaction, and Bluegreen therefore remains responsible for these matters and any liabilities resulting from them.

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen, was the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. V. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. V. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. On January 17, 2013, the trial court issued a partial judgment on remand. In its partial judgment, the trial court entered judgment on the issues rendered by the Court of Appeals and the Texas Supreme Court, including a finding that Southwest’s filing of restrictive covenants that attempted to prevent or restrict mineral development was a breach of a duty owed to the non-executive mineral rights owners. As such, the trial court canceled and declared void the section of the restrictive covenants preventing mineral development. However, the trial court also declared that the remaining provisions of the restrictive covenants remain in full force, and the filing of the restrictive covenants by Southwest was not a breach of contract. The trial court also held that the claims by the plaintiffs for reformation of the original deeds dealing with the quantum of minerals reserved therein should be severed from this case.  During mediation held in June 2012, Southwest and the named plaintiffs (Lesley) reached an agreement, with Southwest agreeing to pay Lesley $200,000 for dismissal of the claims for lost mineral rights.  Southwest has not reached settlement with any of the other executive mineral tights owners.  The trial court has set a trial date of October 7, 2013 for this matter. Southwest intends to vigorously defend itself with respect to the pending matters.

Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants caused devaluation of their residential lots and other economic damages.   During the three months ended June 30, 2013, the claims of all Mountain Lakes lot owners participating in the cross-claim were settled for a cash payment to the lot owners totaling approximately $0.9 million.

In Re Bluegreen Corporation Shareholder Litigation

See the above-described class action lawsuits relating to the Bluegreen merger.

BBX Capital

BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant.   Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation matters and the timing of ultimate resolution are inherently uncertain and difficult to predict.

BBX Capital reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of June 30, 2013 are not material to BBX Capital’s or BFC’s financial statements.  The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable.  Management of BBX Capital currently estimates the aggregate range of reasonably possible losses of up to $4.4 million in excess of the accrued liability relating to these legal matters.  This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2013.  The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure.

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

The following is a description of certain ongoing litigation matters:

BBX Shareholders Lawsuit Challenging the Merger with BFC

See the above-described purported class action lawsuits challenging the currently proposed merger between BFC and BBX Capital.

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company. Briefing on pre-trial motions is on-going and the case is currently set for trial during the fourth quarter of 2013. BBX Capital believes the claims to be without merit and intends to vigorously defend the action.

BBX Capital Shareholders Lawsuit Seeking to Block the sale of BankAtlantic to BB&T under the Agreement

On April 5, 2012, J. Phillip Max filed a class action complaint in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida against Alan Levan, Jarett Levan, John Abdo, Steven Coldren, D. Keith Cobb, Charles C. Winningham II, Bruno Di Giulian, Willis Holcombe, David Lieberman, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and BB&T Corporation.  The complaint alleges that the individual defendants breached their fiduciary duties of care, good faith and loyalty by causing or permitting BBX Capital to sell BankAtlantic.  The complaint further alleges that BBX Capital, BFC and BB&T aided and abetted these breaches of fiduciary duty. The complaint seeks declaratory and equitable relief, including an injunction against the proposed transaction between BBX Capital and BB&T, as well as seeking damages.  As a consequence of the consummation of the sale of BankAtlantic to BB&T much of the complaint was rendered moot and BBX Capital believes the remainder of the claims to be without merit and intends to vigorously defend the lawsuit.

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

Based on an analysis of the 5% Cumulative Preferred Stock after giving effect to the First Amendment, the 5% Cumulative Preferred Stock was classified in the mezzanine category at its fair value at the effective date of the First Amendment of approximately $11.0 million. The remaining amount (which was approximately $4.0 million as of the date of the First Amendment) is recorded in additional paid in capital in the Company’s consolidated statements of financial condition. The fair value of the 5% Cumulative Preferred Stock was calculated using an income approach by discounting estimated cash flows at a market discount rate.

On April 4, 2012, the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock were further amended (the “Second Amendment”).  Pursuant to the Second Amendment, to the extent the shares are not earlier redeemed pursuant to the optional redemption right described above, the Company will be required to redeem 5,000 shares of the 5% Cumulative Preferred Stock during each of the years ending December 31, 2016, 2017 and 2018 for an aggregate annual redemption price of $5.0 million, or $1,000 per share. The Second Amendment also provides that, subject to certain limitations, in the event that the Company defaults on its dividend or mandatory redemption obligations, the holders of the 5% Cumulative Preferred Stock will be entitled to receive from the Company shares of common stock of Bluegreen owned by the Company having, in the aggregate, a fair market value equal to the amount of the dividend or redemption payment, as the case may be, to the extent not timely paid. In consideration therefor, the Second Amendment eliminates the Benihana Stock Provisions. As of the date of this filing, no agreement has been reached between BFC and the holders of its 5% Cumulative Preferred Stock regarding which, if any, assets of BFC are to be substituted for the shares of Bluegreen’s common stock in the event of a dividend or redemption payment default.

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.   The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.  The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the June 30, 2012 estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition. Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of June 30, 2013 is accrued interest of approximately $599,000.

12.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012

BBX Capital	$116,086	113,425
Bluegreen (1)	-	62,186
Joint ventures	40,242	33,211
Total noncontrolling interests	$156,328	208,822

(1)

Represents noncontrolling interest in Bluegreen prior to the April 2, 2013 Bluegreen merger pursuant to which Woodbridge acquired all of the shares of Bluegreen’s common stock not previously owned by Woodbridge.  See Note 1 for additional information regarding the Bluegreen merger.

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Noncontrolling interest - Continuing Operations:
BBX Capital	$(1,348)	(3,930)	(4,431)	(10,083)
Bluegreen (1)	-	7,555	5,321	11,062
Joint ventures	3,750	2,562	7,031	6,190
	$2,402	6,187	7,921	7,169

Noncontrolling interest - Discontinued Operations:
BBX Capital	$-	(1,849)	-	(2,333)
Bluegreen (1)	-	(641)	(23)	(780)
	$-	(2,490)	(23)	(3,113)
Net income attributable to noncontrolling interests	$2,402	3,697	7,898	4,056

(2)

Represents noncontrolling interest in Bluegreen prior to the April 2, 2013 Bluegreen merger pursuant to which Woodbridge acquired all of the shares of Bluegreen’s common stock not previously owned by Woodbridge.  See Note 1 for additional information regarding the Bluegreen merger.

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

As a result of BBX Capital’s sale of BankAtlantic during July 2012 and Safflower’s acquisition of Benihana during August 2012, BFC reorganized its reportable segments during the fourth quarter of 2012 to better align its segments with its and its subsidiaries’ current operations.  The Company currently reports its results through four segments:  Real Estate Operations; Bluegreen Resorts; FAR; and BBX.  Prior to the segment reorganization,  the Company had a BFC Activities reporting segment, which consisted of BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to Bluegreen and other real estate related activities, BFC’s investment in Benihana and certain other investments and subsidiaries. During the fourth quarter of 2012, BFC’s management modified its measure of segment operating profit to exclude the items that were previously classified within the BFC Activities segment.  Accordingly, the Company’s segment disclosure has been adjusted to reflect the revised presentation and the results previously included within BFC Activities have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts.

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

Bluegreen Resorts

Bluegreen Resorts, the operating segment relating to Bluegreen’s continuing operations, markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or are owned by others in which case Bluegreen Resorts earns fees for providing these services.  Bluegreen Resorts also earns fees related to its provision of property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen Resorts provides financing to credit-qualified individual purchasers of VOIs, which provides significant interest income.

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

BBX

The BBX segment includes the results of operations for the three and six months ended June 30, 2013 of CAM and BBX Partners, Inc., BBX Capital’s wholly owned asset workout subsidiary (“BBX Partners”).  BBX Partners’ primary assets are non-performing commercial loans and real estate owned. During the three and six months ended June 30, 2013, CAM’s and BBX Partners’ activities were primarily associated with their loans receivable, real estate properties and a portfolio of previously charged-off loans as well as pursuing equity and debt investment opportunities in real estate and middle market operating businesses.  During the three months ended June 30, 2013, equity earnings of BBX Capital’s investment in Woodbridge were also included in the BBX segment.  As both BBX Capital and Woodbridge are consolidated into BFC’s financial statements, equity earnings from BBX Capital’s investment in Woodbridge were eliminated in consolidation.

BBX’s activities during the three and six months ended June 30, 2012 consisted of those related to BankAtlantic’s Commercial Lending reporting unit and BBX’s Partners’ assets. The activities related to the commercial loan portfolios included renewing, modifying, collecting, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2013 (in thousands):

					Unallocated
					Amounts
	Real Estate	Bluegreen			and	Segment
	Operations	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$-	58,591	-	-	-	58,591
Fee based sales commission	-	26,695	-	-	-	26,695
Other fee-based services revenue	-	20,416	-	-	-	20,416
Interest income	-	20,434	82	2,291	-	22,807
Other non-interest income	-	-	2,352	277	(158)	2,471
Total revenues	-	126,136	2,434	2,568	(158)	130,980

Costs and Expenses:
Cost of sale of VOIs	-	7,808	-	-	-	7,808
Cost of other fee-based services	-	12,286	-	-	-	12,286
Interest expense	-	10,991	334	954	1,027	13,306
(Reversals of) provision for loan losses	-	-	(1,031)	1,203	-	172
Asset impairments	-	-	(10)	2,987	-	2,977
Selling, general and administrative expenses	10	77,549	5,147	1,709	4,027	88,442
Total costs and expenses	10	108,634	4,440	6,853	5,054	124,991

Equity in earnings from Woodbridge, LLC	-	-	3,442	-	(3,442)	-
Other income	-	-	-	-	329	329
(Loss) income from continuing operations before income taxes	(10)	17,502	1,436	(4,285)	(8,325)	6,318
Less: Provision for income taxes	-	-	-	-	5,540	5,540
(Loss) income from continuing operations	(10)	17,502	1,436	(4,285)	(13,865)	778
Loss from discontinued operations, net of taxes	-	-	-	-	(78)	(78)
Net (loss) income	$(10)	17,502	1,436	(4,285)	(13,943)	700
Less: Net income attributable to noncontrolling interests					2,402	2,402
Net loss attributable to BFC					$(16,345)	(1,702)

Total assets	$2	1,032,307	434,729	243,554	(296,425)	1,414,167

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2012  (in thousands):

				Unallocated
				Amounts
	Real Estate	Bluegreen		and	Segment
	Operations	Resorts	BBX	Eliminations	Total
Revenues:
Sales of VOIs	$-	52,215	-	-	52,215
Fee based sales commission	-	25,703	-	-	25,703
Other fee-based services revenue	-	18,875	-	-	18,875
Interest income	-	20,913	7,287	-	28,200
Other non-interest income	-	-	82	-	82
Total revenues	-	117,706	7,369	-	125,075

Costs and Expenses:
Cost of sale of VOIs	-	6,308	-	-	6,308
Cost of other fee-based services	-	11,951	-	-	11,951
Interest expense	-	11,250	4,126	1,292	16,668
Reversals of loan losses	-	-	(627)	-	(627)
Asset impairments	-	-	824	-	824
Selling, general and administrative expenses	40	58,434	11,525	4,887	74,886
Total costs and expenses	40	87,943	15,848	6,179	110,010

Gain on extinguishment of debt	28,725	-	-	1,150	29,875
Other income	-	-	119	454	573
Income (loss) from continuing operations before income taxes	28,685	29,763	(8,360)	(4,575)	45,513
Less: Provision for income taxes	-	-	-	10,813	10,813
Income (loss) from continuing operations	28,685	29,763	(8,360)	(15,388)	34,700
Loss from discontinued operations, net of taxes	-	-	-	(5,324)	(5,324)
Net income (loss)	$28,685	29,763	(8,360)	(20,712)	29,376
Less: Net income attributable to noncontrolling interests				3,697	3,697
Net income attributable to BFC				$(24,409)	25,679

Total assets	$51	1,008,874	961,358	2,896,657	4,866,940

The table below sets forth the Company’s segment information for the six months ended June 30, 2013 (in thousands):

					Unallocated
					Amounts
	Real Estate	Bluegreen			and	Segment
	Operations	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$-	115,875	-	-	-	115,875
Fee based sales commission	-	45,560	-	-	-	45,560
Other fee-based services revenue	-	39,701	-	-	-	39,701
Interest income	-	40,945	526	4,892	-	46,363
Other non-interest income	-	-	4,655	581	(319)	4,917
Total revenues	-	242,081	5,181	5,473	(319)	252,416

Costs and Expenses:
Cost of sale of VOIs	-	14,369	-	-	-	14,369
Cost of other fee-based services	-	24,816	-	-	-	24,816
Interest expense	-	21,095	503	2,020	2,190	25,808
(Reversals of) provision for loan losses	-	-	(1,449)	2,380	-	931
Asset impairments	-	-	917	4,225	-	5,142
Selling, general and administrative expenses	36	142,164	10,920	3,961	8,083	165,164
Total costs and expenses	36	202,444	10,891	12,586	10,273	236,230

Equity in earnings from Woodbridge, LLC	-	-	3,442	-	(3,442)	-
Other income	-	-	-	-	697	697
(Loss) income from continuing operations before income taxes	(36)	39,637	(2,268)	(7,113)	(13,337)	16,883
Less: Provision for income taxes	-	-	-	-	13,117	13,117
(Loss) income from continuing operations	(36)	39,637	(2,268)	(7,113)	(26,454)	3,766
Loss from discontinued operations, net of taxes	-	-	-	-	(128)	(128)
Net (loss) income	$(36)	39,637	(2,268)	(7,113)	(26,582)	3,638
Less: Net income attributable to noncontrolling interests					7,898	7,898
Net loss attributable to BFC					$(34,480)	(4,260)

The table below sets forth the Company’s segment information for the six months ended June 30, 2012 (in thousands):

				Unallocated
				Amounts
	Real Estate	Bluegreen		and	Segment
	Operations	Resorts	BBX	Eliminations	Total
Revenues:
Sales of VOIs	$-	95,812	-	-	95,812
Fee based sales commission	-	38,481	-	-	38,481
Other fee-based services revenue	-	37,690	-	-	37,690
Interest income	-	42,077	15,622	-	57,699
Other non-interest income	-	-	560	-	560
Total revenues	-	214,060	16,182	-	230,242

Costs and Expenses:
Cost of sale of VOIs	-	10,670	-	-	10,670
Cost of sale of other resorts operations	-	24,937	-	-	24,937
Interest expense	-	22,996	8,293	2,289	33,578
Reversals of loan losses	-	-	(1,392)	-	(1,392)
Asset impairments	-	-	2,828	-	2,828
Selling, general and administrative expenses	71	109,576	28,223	7,534	145,404
Total costs and expenses	71	168,179	37,952	9,823	216,025

Gain on extinguishment of debt	28,725	-	-	1,150	29,875
Other income	-	-	239	1,078	1,317
Income (loss) from continuing operations before income taxes	28,654	45,881	(21,531)	(7,595)	45,409
Less: Provision for income taxes	-	-	1	16,013	16,014
Income (loss) from continuing operations	28,654	45,881	(21,532)	(23,608)	29,395
Loss from discontinued operations, net of taxes	-	-	-	(2,380)	(2,380)
Net income (loss)	$28,654	45,881	(21,532)	(25,988)	27,015
Less: Net income attributable to noncontrolling interests				4,056	4,056
Net income attributable to BFC				$(30,044)	22,959

14.    Certain Relationships and Related Party Transactions

The Company owns shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 53% of the total outstanding equity of BBX Capital and 73% of the total voting power of BBX Capital.  The Company may be deemed to be controlled by Alan B. Levan, who serves as Chairman, Chief Executive Officer and President of the Company, and John E. Abdo, who serves as Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 71% the Company’s total voting power.  Mr. Alan Levan and Mr. Abdo are each executive officers and directors of BBX Capital, and they served as executive officers and directors of BankAtlantic until July 2012 when BBX Capital sold BankAtlantic to BB&T.  In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of the Company and BBX Capital, and he was an executive officer and director of BankAtlantic until its sale to BB&T in July 2012.  Further, Seth M. Wise, an executive officer and director of the Company, and John K. Grelle, an executive officer of the Company, are each executive officers of BBX Capital.

The Company and BBX Capital own 54% and 46%, respectively, of the outstanding equity interests in Woodbridge, which is the sole shareholder of Bluegreen as a result of the Bluegreen merger described below.  Prior to such merger, the Company, indirectly through Woodbridge, owned approximately 54% of Bluegreen’s outstanding common stock.  In addition, Mr. Alan Levan and Mr. Abdo served, and continue to serve, as Chairman and Vice Chairman, respectively, of Bluegreen.  The Company also had a direct non-controlling interest in Benihana, and Mr. Alan Levan and Mr. Abdo served as directors of Benihana, in each case until August 2012 when Benihana was acquired by Safflower.

On April 2, 2013, Woodbridge acquired all of the then-outstanding shares of Bluegreen not previously owned by Woodbridge in a cash merger transaction.  Pursuant to the terms of the merger agreement between the parties, dated as of November 14, 2012, Bluegreen’s shareholders (other than Woodbridge, whose shares of Bluegreen’s common stock were canceled in connection with the Bluegreen merger without any payment therefor) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the Bluegreen merger, including unvested restricted shares. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the Bluegreen merger, whether vested or unvested, was canceled in exchange for the holder’s right to receive the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149.2 million.  As a result of the Bluegreen merger, Bluegreen, which was the surviving corporation of the transaction, became a wholly-owned subsidiary of Woodbridge.

In connection with the financing of the Bluegreen merger, the Company and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013.  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The Company continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million. The promissory note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the promissory note, with all outstanding amounts being due and payable at the end of the five-year term.  During July 2013, BBX Capital paid to Woodbridge approximately $147,000 of interest on the note.  In connection with BBX Capital’s investment in Woodbridge, the Company and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions from Woodbridge to be made on a pro rata basis in accordance with the Company’s and BBX Capital’s respective percentage equity interests in Woodbridge.

The Company and Bluegreen were previously party to a merger agreement, dated November 11, 2011, which provided for Bluegreen to merge with and into a wholly-owned subsidiary of the Company and for Bluegreen’s shareholders (other than Woodbridge and shareholders of Bluegreen who duly exercised appraisal rights in accordance with Massachusetts law) to receive eight shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the transaction. The November 2011 merger agreement was conditioned upon, among other things, the listing of the Company’s Class A Common Stock on a national securities exchange at the effective time of the transaction.  Due to the inability to satisfy this closing condition, on November 14, 2012, the Company and Bluegreen agreed to terminate the November 2011 merger agreement and the Company, Woodbridge and Bluegreen entered into the cash merger agreement described above.

On May 7, 2013, BFC, BBX Merger Sub, a newly formed wholly-owned subsidiary of BFC, and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement, BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio.  Consummation of the merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BFC or BBX Capital.  To the extent permitted by applicable law, the Board of Directors of either BFC or BBX Capital may, in its discretion, choose to waive any of the conditions to consummation of the merger and proceed to closing.  BFC has agreed in the merger agreement to vote all of the shares of BBX Capital’s Common Stock that it owns in favor of the merger agreement, which would constitute the requisite approval of the merger agreement by BBX Capital’s shareholders under Florida law. There is no assurance that the merger will be consummated on the currently contemplated terms or at all.

The following table presents information relating to the shared services arrangements between BFC, BBX Capital (including BankAtlantic) and Bluegreen, and the information technology services and office facilities agreements between BFC and BBX Capital (including BankAtlantic) for the three and six months ended June 30, 2013 and 2012. All amounts were eliminated in consolidation (in thousands).

	For the Three Months Ended June 30, 2013
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$224	(50)	(174)
Facilities cost and information technology (2)	$(110)	110	-

	For the Three Months Ended June 30, 2012
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$355	(251)	(104)
Facilities cost and information technology (3)	$(104)	88	16

	For the Six Months Ended June 30, 2013
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$256	(89)	(167)
Facilities cost and information technology (2)	$(218)	218	-

	For the Six Months Ended June 30, 2012
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$785	(569)	(216)
Facilities cost and information technology (3)	$(194)	167	27

(1)

Pursuant to the terms of shared services agreements between BFC and BBX Capital, until the consummation of BBX Capital’s sale of BankAtlantic to BB&T during July 2012, subsidiaries of BFC provided human resources, risk management, investor relations, executive office administration and other services to BBX Capital.  Subsidiaries of BFC continue to provide certain risk management and administrative services to BBX Capital.  BFC’s subsidiaries also provide risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services.

(2)

In December 2012, the Company entered into an agreement with BBX Capital pursuant to which BBX Capital provides office facilities to the Company at BBX Capital’s and the Company’s principal executive offices.  Under the terms of the agreement, the Company reimburses BBX Capital at cost for certain costs and expenses related to the office facilities provided.

(3)

Prior to the completion of the BankAtlantic Sale in July 2012, as part of the shared service arrangements, BFC paid BankAtlantic and Bluegreen for office facilities utilized by BFC and its shared services operations.  BFC also paid BankAtlantic approximately $32,000 and $52,000 for information technology related services during the three and six months ended June 30, 2012, respectively, pursuant to a separate agreement.

In June 2010, BBX Capital and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC received a monthly fee of $12,500 from each of BankAtlantic and BBX Capital and, if BFC’s efforts resulted in net recoveries of any non-performing loan or the sale of real estate owned, BFC received a fee equal to 1% of the net value recovered. During the three and six months ended June 30, 2012, BFC received an aggregate of $0.1 million and $0.2 million, respectively, of real estate advisory service fees under this agreement.

The above-described agreements and relationships between BFC and BankAtlantic were either terminated effective upon the closing of BBX Capital’s sale of BankAtlantic to BB&T during July 2012 or were assumed by BB&T for a limited period of time after consummation of the BB&T Transaction.  As a result of the BankAtlantic sale, such agreements and relationships are no longer considered related party transactions.  In addition, the real estate advisory service agreement between BFC and BBX Capital was terminated during July 2012.

In prior periods, BBX Capital issued options to purchase shares of BBX Capital’s Class A Common Stock to employees of BFC.  Additionally, certain employees of BBX Capital have transferred to affiliate companies, and BBX Capital has elected, in accordance with the terms of BBX Capital’s stock option plans, not to cancel the stock options held by those former employees. BBX Capital from time to time also issues options and restricted stock awards to employees of BFC that perform services for BBX Capital. Expenses relating to all options and restricted stock awards granted by BBX Capital to employees of BFC were approximately $8,000 and $17,000 for the three and six months ended June 30, 2012, respectively.  The Company reimbursed BBX Capital for the full amount of these expenses.  There were no such related compensation expenses during the three or six months ended June 30, 2013.

During the six months ended June 30, 2013 and 2012, Bluegreen paid a subsidiary of BFC approximately $0.4 million and $0.3 million, respectively, for a variety of management advisory services. In addition, BFC had an agreement with Bluegreen relating to the engagement of different independent registered public accounting firms. Pursuant to this agreement, Bluegreen reimbursed BFC during the six months ended June 30, 2012 approximately $0.4 million for fees paid by BFC to PricewaterhouseCoopers LLP, BFC’s independent registered public accounting firm, for services performed at Bluegreen as part of PricewaterhouseCoopers LLP’s annual audit of BFC’s consolidated financial statements.  This agreement was terminated in connection with Bluegreen’s decision during October 2012 to engage PricewaterhouseCoopers LLP to serve as its independent registered public accounting firm.

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

15.    Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic (loss) earnings per common share
Numerator:
Income from continuing operations	$778	34,700	3,766	29,395
Less: Noncontrolling interests income from continuing operations	2,402	6,187	7,921	7,169
(Loss) income to common shareholders	(1,624)	28,513	(4,155)	22,226
Preferred stock dividends	-	-	-	(188)
Decrease in equity due to the change in fair value of
shares subject to mandatory redemption (1)	-	(472)	-	(472)
(Loss) income available to common shareholders	(1,624)	28,041	(4,155)	21,566

Loss from discontinued operations	(78)	(5,324)	(128)	(2,380)
Less: Noncontrolling interests loss from discontinued operations	-	(2,490)	(23)	(3,113)
(Loss) income from discontinued operations to common shareholders	(78)	(2,834)	(105)	733
Net (loss) income available to common shareholders	$(1,702)	25,207	(4,260)	22,299

Denominator:
Basic weighted average number of common shares outstanding	77,715	77,135	77,640	77,135

Basic (loss) earnings per common share:
(Loss) earnings per share from continuing operations	$(0.02)	0.36	(0.05)	0.28
(Loss) earnings per share from discontinued operations	-	(0.04)	-	0.01
Basic (loss) earnings per share	$(0.02)	0.32	(0.05)	0.29

Diluted (loss) earnings per common share
Numerator:
(Loss) income available to common shareholders	$(1,624)	28,041	(4,155)	21,566
(Loss) income from discontinued operations	(78)	(2,834)	(105)	733
Net (loss) income available to common shareholders	$(1,702)	25,207	(4,260)	22,299

Denominator:
Basic weighted average number of common shares outstanding	77,715	77,135	77,640	77,135
Effect of dilutive stock options and unvested restricted stock	-	1,685	-	1,132
Diluted weighted average number of common shares outstanding	77,715	78,820	77,640	78,267

Diluted (loss) earnings per common share:
(Loss) earnings per share from continuing operations	$(0.02)	0.36	(0.05)	0.28
(Loss) earnings per share from discontinued operations	-	(0.04)	-	0.01
Diluted (loss) earnings per share	$(0.02)	0.32	(0.05)	0.29

(1)

In accordance with applicable accounting guidance, during the second quarter of 2012, BFC reclassified its 5% cumulative preferred stock as a liability due to an amendment to the rights and privileges of such stock which, among other things, requires BFC to redeem shares of the 5% cumulative preferred stock in future periods.  As a result of such reclassification, the difference between the fair value of the 5% cumulative preferred stock and its carrying amount was required to be recorded as an adjustment to additional paid-in capital, which was deducted from net earnings available to common shareholders in the calculation of earnings per share.  In connection with the reclassification of BFC's 5% cumulative preferred stock, earnings per share for the each of the three and six ended June 30, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million.  See Note 11 for additional information relating to BFC's 5% cumulative preferred stock.

The following potential common shares were excluded from diluted earnings per share for the three and six months ended June 30, 2013 as the Company had a net loss from continuing operations: 5,434,443 common stock equivalents related to restricted stock and 1,395,458 common stock equivalents related to employee stock options for the three months ended June 30, 2013; and 5,198,713 common stock equivalents related to restricted stock and 1,426,424 common stock equivalents related to employee stock options for the six months ended June 30, 2013.    During the three and six months ended June 30, 2012, there we no options to acquire shares of common stock that were anti-dilutive.

16.  New Accounting Pronouncements

Accounting Standards Update Number 2013-04: Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance under GAAP.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  This update is not expected to have a material impact on the Company’s financial statements.

Accounting Standards Update Number 2013-07 – Presentation of Financial Statements (Topic 205):  Liquidation Basis of Accounting. This update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The update requires financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  The Company believes that this update will not have a material impact on its financial statements.

Accounting Standards Update Number 2013-11 – Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This update requires an entity to present an unrecognized tax benefit in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company believes that this update will not have a material impact on its financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include a direct controlling interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and a 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), which owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”).

We currently hold shares of BBX Capital’s Class A Common Stock, which is currently listed for trading on the New York Stock Exchange (“NYSE”), and Class B Common Stock representing an approximately 73% voting interest and 53% equity interest in BBX Capital.  BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida. On July 31, 2012, BBX Capital completed its sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic. BBX Capital’s current operations and business plans involve investments in income producing real estate, real estate developments and real estate joint ventures and investments in middle market operating businesses.  In addition, as described in further detail below, BBX owns a 46% equity interest in Woodbridge.

Bluegreen is a sales, marketing and management company primarily focused on the hospitality and vacation ownership industries. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others in which case Bluegreen earns fees for providing these services. Bluegreen also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of its VOIs, which generates significant interest income.

BFC also holds interests in other investments and subsidiaries as described herein.  BFC held a significant investment in Benihana Inc. (“Benihana”) until August 2012 when Benihana was acquired by Safflower Holdings Corp. (“Safflower”).

As of June 30, 2013, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $208.3 million. Net loss attributable to BFC was approximately $1.9 million and $4.4 million for the three and six months ended June 30, 2013, respectively, compared to net income attributable to BFC of $25.7 million and $23.0 million for the three and six months ended June 30, 2012, respectively.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. Most recently, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole.  Initiatives in furtherance of this strategy include the April 2013 Bluegreen merger and the currently contemplated merger with BBX Capital, in each case as described in further detail below.  In the future, we may also seek to make opportunistic investments outside of our existing portfolio.  However, we do not currently have pre-determined parameters as to any future investment. In furtherance of our goals, we will continue to evaluate various financing transactions, including debt or equity financings as well as other alternative sources of new capital. BFC’s  investments or acquisitions, and the business and investment strategies of BFC’s subsidiaries, may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long period of time, thus causing our results of operations to vary significantly on a quarterly basis.

On May 7, 2013, BFC, BBX Merger Sub, LLC, a newly formed wholly-owned subsidiary of BFC (“BBX Merger Sub”), and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement, BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio.  Consummation of the merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BFC or BBX Capital.  To the extent permitted by applicable law, the Board of Directors of either BFC or BBX Capital may, in its discretion, choose to waive any of the conditions to consummation of the merger and proceed to closing. BFC has agreed in the merger agreement to vote all of the shares of BBX Capital’s Common Stock that it owns in favor of the merger agreement, which would constitute the requisite approval of the merger agreement by BBX Capital’s shareholders under Florida law. There is no assurance that the merger will be consummated on the currently contemplated terms or at all.

Two purported class action lawsuits have been filed in the 17th Judicial Circuit in and for Broward County, Florida which seek to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court. BFC and BBX Capital believe that the lawsuits are without merit and intend to vigorously defend the actions.  See Note 10 for additional information regarding these actions.

On April 2, 2013, Bluegreen merged with a wholly-owned subsidiary of Woodbridge in a cash merger transaction (sometimes hereinafter referred to as the “Bluegreen merger” or the “Bluegreen cash merger”).  Pursuant to the terms of the merger agreement, Bluegreen’s shareholders (other than Woodbridge) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the merger, including unvested restricted shares. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the merger, whether vested or unvested, was canceled in exchange for a cash payment to the holder in an amount equal to the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149.2 million.  As a result of the merger, Bluegreen, which was the surviving corporation of the merger, became a wholly-owned subsidiary of Woodbridge.  Prior to the merger, the Company indirectly through Woodbridge owned approximately 54% of Bluegreen’s outstanding common stock.

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During July 2013, BBX Capital paid to Woodbridge approximately $147,000 of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During the second quarter of 2013, Bluegreen paid a $20 million cash dividend to Woodbridge.  During June 2013, Woodbridge declared and paid a cash dividend of $19.1 million, which was allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($10.3 million to BFC and $8.8 million to BBX Capital).

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized to fund a portion of the merger consideration paid to Bluegreen’s former public shareholders in connection with the closing of the Bluegreen merger during April 201. See Note 9 for additional information regarding the 2013 Notes Payable.

Two consolidated class action lawsuits relating to the Bluegreen merger remain pending.  The plaintiffs in these actions have asserted that the consideration received by Bluegreen’s minority shareholders in the transaction was inadequate and unfair, and are seeking to recover damages in connection with the transaction. The Company believes that these lawsuits are without merit and intends to continue to vigorously defend the actions.

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At June 30, 2013, BFC had an approximately 53% economic ownership interest in BBX Capital (excluding, for purposes of calculating the total amount of BBX Capital’s outstanding stock, restricted shares issued by BBX Capital to its officers which were unvested as of June 30, 2013). Through Woodbridge, BFC had a 54% economic ownership interest in Bluegreen at June 30, 2013 and both Woodbridge and Bluegreen are consolidated in BFC’s financial results.

We currently report the results of our business activities through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and Florida Asset Resolution Group, or FAR.

Discontinued operations include BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components, Bluegreen Communities, and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”).

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

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which our subsidiaries operate, including the real estate, resort development and vacation ownership industries in which Bluegreen operates, and the investment and asset management activities of BBX Capital, while other factors apply more specifically to BFC, including, but not limited to, the following:

•	BFC has negative cash flow and limited sources of cash and relies on dividends from its subsidiaries to fund its ongoing operations;
•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits and the risk that BFC will not be in a position to make new investments or that any investments made will not prove to be advantageous;

•

the risks and uncertainties affecting BFC and its subsidiaries, and their respective results, operations, markets, products, services and business strategies, including with respect to BBX Capital, risks associated with its ability to successfully implement its currently anticipated plans and uncertainties regarding BBX Capital’s ability to generate earnings under its new business strategy;

•

the risk that creditors of BFC’s subsidiaries or other third parties may seek to recover from the subsidiaries’ respective parent companies, including BFC, distributions or dividends made by such subsidiaries or other amounts owed by such subsidiaries to such creditors or third parties;

•

BFC’s shareholders’ interests will be diluted if additional shares of BFC’s common stock are issued, including shares contemplated to be issued in the currently proposed merger with BBX Capital, and   BFC’s investments in its subsidiaries may be diluted if such subsidiaries issue  additional shares of stock to the public or persons other than BFC;

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

•	the performance of entities in which BFC has made investments may not be profitable or generate anticipated results;
•

BFC is dependent upon dividends from its subsidiaries to fund its operations; BFC’s subsidiaries may not be in a position to pay dividends or otherwise make a determination to pay dividends to its shareholders; dividend payments may be subject to certain restrictions, including, in the case of Bluegreen, restrictions contained in its debt instruments; any payment of dividends by a subsidiary of BFC is subject to declaration by such subsidiary’s board of directors or managers (which in the case of BBX Capital, is comprised of a majority of independent directors under the listing standards of the NYSE) as well as the boards of directors of both BBX Capital and BFC in the case of dividend payments by Woodbridge; and dividend decisions may not be made in BFC’s best interests;

•	risks related to BFC’s ability to pay dividends to holders of its preferred stock, which will depend on BFC’s financial condition;
•

risks relating to the Bluegreen merger which was consummated during April 2013, including that the transaction may not result in the realization of the expected benefits, as well as the risks associated with the significant costs incurred related to the transaction, including costs relating to the pending litigation regarding the transaction;

•

risks relating to BFC’s currently proposed merger with BBX Capital, including the ability of the companies to satisfy all closing conditions, including  the listing of BFC’s Class A Common Stock on a national securities exchange; the risk that the merger may not otherwise be consummated on the contemplated terms, or at all; the risk that the merger, if consummated, may not result in the combined company realizing the expected benefits from the merger; risks related to the pending litigation challenging the merger, including the legal fees and expenses related to such actions, and the risk that cash payments made to shareholders of BBX Capital who exercise appraisal rights if the merger is consummated may adversely impact the combined company’s  financial condition and cash position;

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

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•

the overall state of the economy, interest rates and the availability of financing, as well as competitive and other factors, may affect Bluegreen’s operations, markets, products and services, including its ability to market VOIs;

•

Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if a significant number of the customers it finances default on their obligations and if actual default trends differ from Bluegreen’s expectations, Bluegreen may be required to increase its allowance for loan losses and record impairment charges, which may be material, in connection with any such increase;

•

while Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will  be successful or that Bluegreen’s business and profitability will not otherwise be affected, and Bluegreen may need to increase its capital expenditures in the future;

•

the risk that, if financing is required, Bluegreen may not be able to draw down on, or renew or extend, existing credit facilities or successfully securitize additional VOI notes receivable and/or obtain receivable-backed credit facilities on favorable terms, or at all;

•	VOI sales may not continue at current levels or they may decrease, and Bluegreen’s efforts to improve its liquidity through cash sales and larger down payments on financed sales may not be successful;
•

Bluegreen’s future success depends on its ability to market its products successfully and efficiently, and Bluegreen’s marketing expenses may increase, particularly if Bluegreen’s marketing efforts focus on  new customers rather than sales to its existing owners, and may not result in increased sales;

•

Bluegreen may not be successful in increasing or expanding its fee-based services relationships and its fee-based services activities may not be profitable, which may have an adverse impact on Bluegreen’s results of operations and financial condition;

•

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen Resorts does not continue to participate in exchange networks or its customers are not satisfied with the networks in which it participates, and the resale market for VOIs could adversely affect Bluegreen’s business;

•

Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including the decline in real estate values and the deterioration of other conditions relating to the real estate market and real estate development;

•

adverse outcomes in legal or other regulatory procedures, including assessments and claims for development-related defects and the costs and expenses associated with litigation, could adversely affect Bluegreen’s financial condition and operating results;

•	Bluegreen may be adversely affected by federal, state and local laws and regulations and changes in applicable laws and regulations, including the imposition of additional taxes on operations;
•	results of audits of Bluegreen’s tax returns or those of its subsidiaries may have a material and adverse impact on its financial condition;
•

Bluegreen has outstanding indebtedness which may negatively impact its available cash and its flexibility in the event of a deterioration of economic conditions, and Bluegreen’s level of indebtedness may increase in the future;

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

•

risks relating to Woodbridge’s April 2013 acquisition of all of the shares of Bluegreen’s common stock not previously owned by Woodbridge, including that the transaction may not result in the realization of the expected benefits, as well as risks associated with the significant costs incurred related to the transaction, including costs relating to the pending litigation regarding the transaction; and

•	Bluegreen’s success at managing the risks involved in the foregoing.

With respect to BBX Capital, the risks and uncertainties include, but are not limited to the following:

•

the impact of economic, competitive and other factors affecting BBX Capital and its markets, products and services; decreases in real estate values, or sustained high unemployment rates on its business generally; the ability of BBX Capital’s borrowers to service their obligations; and the value of collateral securing outstanding loans;

•

credit risks and loan losses, and the related sufficiency of BBX Capital’s allowance for loan losses, including the impact of the economy and real estate market values on BBX Capital’s assets and the credit quality of its loans;

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in the allowance for loan losses;
•

the impact of and expenses associated with litigation, including but not limited to, litigation brought by the SEC against BBX Capital and its Chairman and litigation that has been brought challenging the currently proposed merger with BFC;

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

•

that the assets retained by BBX Capital in CAM and FAR may not be monetized at the values currently ascribed to them, and that BBX Capital’s anticipated investments in operating businesses may not achieve the returns anticipated, if at all and, in the case of FAR assets, may not be monetized in amounts sufficient to repay BB&T’s full preference amount;

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

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. On an ongoing basis, management evaluates its estimates, including those that relate to the determination of the allowance for loan losses, the estimated future sales value of inventory, the recognition of revenue, the recovery of the carrying value of real estate inventories, the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets, the valuation of securities, as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the determination of the fair value of assets and liabilities in the application of the acquisition method of accounting, the estimate of contingent liabilities related to litigation and other claims and assessments, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) revenue recognition and inventory cost allocation; (ii) the carrying value of completed VOI inventory; (iii) the carrying value of VOIs held for and under development; (iv) allowance for credit and loan losses, including with respect to notes receivable secured by VOIs; (v) the impairment of long-lived assets, including intangible assets; and (vi) the valuation of Bluegreen’s notes receivable which for accounting purposes were treated as having been acquired by BFC during 2009 in connection with the purchase of additional shares of Bluegreen’s common stock at that time.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially and adversely impacted.

New Accounting Pronouncements

See Note 16 of the “Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Income from continuing operations, net of taxes	$778	34,700	3,766	29,395
Loss from discontinued operations, net of taxes	(78)	(5,324)	(128)	(2,380)
Net income	700	29,376	3,638	27,015
Less: Net income attributable to noncontrolling interests	2,402	3,697	7,898	4,056
Net (loss) income attributable to BFC	(1,702)	25,679	(4,260)	22,959
5% Preferred stock dividends	-	-	-	(188)
Net (loss) income to common shareholders	$(1,702)	25,679	(4,260)	22,771

Consolidated net loss attributable to BFC for the three and six months ended June 30, 2013 was $1.7 million and $4.3 million, respectively, compared to consolidated net income attributable to BFC of $25.7 million and $23.0 million, respectively, for the same periods in 2012. Discontinued operations include the results of BankAtlantic’s community banking, investment, capital services and tax certificate reporting units, as well as Bluegreen Communities, and Cypress Creek Holdings.  See Note 3 to our consolidated financial statements for additional information about our discontinued operations. The 5% preferred stock dividend represents the dividend obligations of the Company with respect to its mandatorily redeemable 5% Cumulative Preferred Stock. See Note 11 to our consolidated financial statements for additional information about our mandatorily redeemable 5% Cumulative Preferred Stock.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at June 30, 2013 and December 31, 2012 were $1.4 billion and $1.5 billion, respectively. The primary changes in components of total assets are summarized below:

•

Decrease in cash of $74.2 million, which represents the consideration paid to the former public shareholders of Bluegreen in connection with the closing of the Bluegreen merger in April 2013, net of the $75 million of proceeds of the 2013 Notes Payable issued by Bluegreen during March 2013 which were utilized in connection with the funding of the Bluegreen merger;

•

Decrease in loans receivable balances reflecting $41.5 million of loan repayments, $14.0 million of loans transferring to real estate owned and $12.8 million of transfers to property and equipment; and

•

Decrease in real estate owned reflecting the sale of $18.9 million of properties partially offset by the transfer of $14.1 million of loans and tax certificates to real estate owned and $3.5 million of real estate owned write-downs.

Total liabilities at June 30, 2013 and December 31, 2012 were $1.0 billion.   The primary changes in components of total liabilities are summarized below:

•	Increase in liabilities of $75 million in connection with the 2013 Notes Payable issued by Bluegreen; and
•	Decrease in BB&T’s preferred interest in FAR of $42.4 million which was paid from the net cash inflows associated with FAR’s assets.

BFC

Prior to the fourth quarter of 2012, BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to its investment in Bluegreen and other real estate related activities, were included in a separate reporting segment labeled BFC Activities.  The BFC Activities segment also included our previous investment in Benihana (which we no longer hold following the acquisition of Benihana by Safflower during August 2012), investments made by our wholly-owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”), the financial results of a venture partnership that BFC controls and certain other equity investments, as well as income and expenses associated with BFC’s shared services operations, which provided human resources, risk management, investor relations and executive office administration services to BBX Capital and continues to provide certain risk management and administrative services to BBX Capital and Bluegreen.   During the fourth quarter of 2012, BFC’s management modified its measure of segment operating profit to exclude the items that were previously classified as BFC Activities. These amounts are now included in the reconciliation of segment amounts to the consolidated amounts.  The Company’s segment disclosure has been adjusted to reflect the revised presentation and the results of BFC Activities, which is no longer an operating segment, has been reclassified to unallocated corporate overhead for all periods presented.  See also Note 13 to the Consolidated Financial Statements included in Item 1 of this report for additional information regarding our operating segments, including the reclassification of the previous BFC Activities segment.

BFC’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, human resources, risk management, investor relations and executive office administration.

Corporate general and administrative expenses were $4.4 million and $5.5 million for the three months ended June 30, 2013 and 2012, respectively and $8.6 million and $8.9 million for the six months ended June 30, 2013 and 2012, respectively.

BFC - Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $14.6 million and $15.8 million, respectively. The decrease in cash, cash equivalents, and short-term investments was primarily due to BFC’s operating and general and administrative expenses of approximately $6.5 million, payments of $3.7 million related to executive bonuses, advances to Woodbridge of $0.9 million, and dividend payments of approximately $0.4 million related to our 5% Cumulative Preferred Stock, partially offset by dividends received from Woodbridge of approximately $10.3 million.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge. BFC’s principal sources of liquidity are its available cash and short-term investments and dividends from its subsidiaries.  BFC expects to receive dividends from Woodbridge which will be utilized to fund its current and futures operations and investments. However, as described below, dividend payments by subsidiaries are dependent on a number of factors and may be subject to limitations, and may not be within BFC’s control. We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, invest in equity securities, and or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million, subject to market conditions and other factors considered by management.  No shares were repurchased during the six months ended June 30, 2013 or the year ended December 31, 2012.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including potential dividends from Woodbridge, will allow us to meet our anticipated near-term liquidity needs. If those sources of funds are not sufficient to meet our liquidity needs, we might seek to liquidate some of our investments or fund operations with the proceeds of additional debt or equity financing. With respect to long-term liquidity requirements, in addition to the foregoing, we may also seek to raise funds through the incurrence of long-term secured or unsecured indebtedness.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

BFC has not received cash dividends from BBX Capital since March 2009. Prior to its deregistration as a savings and loan holding company following the sale of BankAtlantic, BBX Capital’s payment of dividends was subject to the oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  In addition, prior to its sale of BankAtlantic, BBX Capital was restricted from paying dividends pursuant to the terms of the indentures governing its TruPs due to the deferral of interest payments thereunder.  While these restrictions no longer apply, BBX Capital has disclosed that it expects to utilize its available cash to pursue opportunities in accordance with its business and investment strategies and has no current plans to pay cash dividends to its shareholders. BBX Capital will only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE. Dividend decisions made by BBX Capital’s board of directors may not be in the best interests of BFC and will be based upon such factors as BBX Capital’s board deems to be appropriate, including, without limitation, BBX Capital’s operating results, financial condition, cash position and operating and capital needs.

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends, and Bluegreen may only pay dividends subject to such restrictions as well as declaration by its board of directors, a majority of whom were independent under the listing standards of the NYSE.  In addition, as a result of the completion of the Bluegreen merger on April 2, 2013, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC which own 46% and 54% of Woodbridge, respectively. During the second quarter of 2013, Bluegreen paid a $20 million cash dividend to Woodbridge.  During June 2013, Woodbridge declared and paid a cash dividend of $19.1 million, which was allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($10.3 million to BFC and $8.8 million to BBX Capital).

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

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. As of March 31, 2013 and December 31, 2012, the carrying amount of this investment was approximately $243,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded on the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling $344,000 at June 30, 2013. Woodbridge’s principal sources of liquidity are its cash holdings and distributions received from Bluegreen. As previously described, Bluegreen paid a $20 million cash dividend to Woodbridge during the second quarter of 2013, and Woodbridge subsequently paid a $19.1 million cash dividend to its members, BFC and BBX Capital.

Woodbridge’s material commitments as of June 30, 2013 include primarily required quarterly interest payments on its $85 million junior subordinated debentures.  The total amount of interest payments expected to be made by Woodbridge on its junior subordinated debt over the next twelve months is approximately $3.5 million.  See Note 9 to the consolidated financial statements included in Item 1 of this report for additional information regarding Woodbridge’s junior subordinated debentures.

Real Estate Operations

The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Woodbridge’s subsidiaries, Core Communities, LLC (“Core”) and Carolina Oak Homes, LLC (“Carolina Oak”). The Real Estate Operations segment also previously included the operations of Cypress Creek Holdings, a subsidiary of Woodbridge which engaged in leasing activities in an office building that it owned prior to its sale of the building during January 2012.

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

For the three and six months ended June 30, 2013 compared to the same periods in 2012.

There were no real estate sales or other revenues during the three or six months ended June 30, 2013 or 2012 due to the cessation of operations at Core and Carolina Oak.

Selling, general and administrative expenses for the three and six months ended June 30, 2013 and 2012 were not significant.

Real Estate Operations-Liquidity and Capital Resources

Due to the cessation of operations at Core and Carolina Oak, the cash and cash equivalents balance with respect to the Real Estate Operations segment at June 30, 2013 and December 31, 2012 was not significant.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At June 30, 2013 and December 31, 2012, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. No reimbursements were made during the six months ended June 30, 2013 or the year ended December 31, 2012.

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

Bluegreen Resorts

Bluegreen is a sales, marketing and management company, primarily focused on the hospitality and vacation ownership industries. Bluegreen’s business historically was conducted through two operating segments – Bluegreen’s resorts business segment (“Bluegreen Resorts”) and Bluegreen’s residential communities business segment (“Bluegreen Communities”).  As a result of Bluegreen’s sale of substantially all of the assets that comprised Bluegreen Communities in May 2012, Bluegreen’s continuing operations relate solely to Bluegreen Resorts. The operating results of Bluegreen Communities are classified as a discontinued operation for all periods presented.

Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others.  When owned by others, Bluegreen earns fees for providing these services.  Bluegreen Resorts also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services.  In addition, Bluegreen Resorts provides financing to credit qualified individual purchasers of VOIs, which provides significant interest income to Bluegreen.

Bluegreen Resorts’ results for the three and six months ended June 30, 2013 reflect Bluegreen’s efforts to expand its marketing and sales prospects through new marketing initiatives and Bluegreen’s continued focus on its fee-based service business. Bluegreen believes its fee-based service business enables Bluegreen to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Providing these services generally requires significantly less capital investment than Bluegreen’s traditional vacation ownership business. Bluegreen’s goal is for its fee-based services to become an increasing portion of Bluegreen’s business over time; however, Bluegreen’s efforts to do so may not be successful.

During the three months ended June 30, 2013:

•	VOI system-wide sales, which include sales of third-party inventory, increased 20% to $116.4 million compared to $97.1 million during the three months ended June 30, 2012.

•

Bluegreen sold $40.9 million of third-party inventory under commission arrangements within its fee-based service business and earned sales and marketing commissions of approximately $26.7 million. In addition, Bluegreen sold $6.2 million of inventory under “just-in-time” arrangements within its fee-based service business, whereby Bluegreen acquires inventory from its third-party clients in close proximity to the sale of such inventory.  Including Bluegreen’s resort management, title services, construction management and other fee-based operations, Bluegreen’s total fee-based service revenues were $52.7 million, an 18% increase over the same period in 2012.

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

Notes Receivable and Allowance for Credit Losses

Bluegreen offers financing to buyers of its VOIs who meet certain minimum requirements and, accordingly, Bluegreen is subject to the risk of defaults by those customers.  Pursuant to GAAP, sales of VOIs are reduced by an estimate of future uncollectible note balances on originated VOI notes receivables, excluding any benefit for the value of future recoveries of defaulted VOI inventory.  Bluegreen updates its estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in Bluegreen’s expected losses related to notes originated in prior periods.

Bluegreen’s notes receivable also include amounts outstanding under Bluegreen Communities’ notes receivable portfolio, which was excluded from the May 2012 sale of substantially all of the assets of Bluegreen Communities.  See Note 6 to our Consolidated Financial Statements included in Item 1 of this report for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	For the Six Months Ended June 30,

Division	2013	2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	7.9%	10.0%
Loans originated on or after December 15, 2008(1)	6.0%(2)	6.2%(2)
Notes receivable secured by homesites	5.4%	9.0%

Delinquency Rates (3)	As of

Division	June 30, 2013	December 31, 2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.2%	3.5%
Loans originated on or after December 15, 2008(1)	2.2%(2)	2.1%(2)
Notes receivable secured by homesites	2.7%	3.3%

(1) On December 15, 2008, Bluegreen implemented its FICO ® score-based credit underwriting program.

(2) Reflects, in Bluegreen management's opinion, the benefits of its FICO ® score-based credit underwriting standards, and with respect to the average annual default rates, Bluegreen's policy that loans are not defaulted until after 120 days past due.

(3) The percentage of Bluegreen's notes receivable portfolio that was over 30 days past due as of the dates indicated.

Results of Operations

Selected information regarding the results of operations of Bluegreen Resorts for the three and six months ended June 30, 2013 and 2012 is set forth below (dollars in thousands):

	For the Three Months Ended June 30,
	2013		2012
		% of System-wide sales of VOIs, net(4)		% of System-wide sales of VOIs, net(4)		% Change
	Amount		Amount		$ Change
Legacy VOI sales	$69,332	60%	57,673	59%	11,659	20%
Sales of third party VOIs - commission basis	40,867	35	39,393	41	1,474	4
Sales of third party VOIs - just-in-time basis	6,185	5	-	0	6,185	0
System-wide sales of VOIs, net	116,384	100	97,066	100	19,318	20
Less: Sales of third-party VOIs - commission basis	(40,867)	(35)	(39,393)	(41)	(1,474)	4
Gross sales of VOIs	75,517	65	57,673	59	17,844	31
Estimated uncollectible VOI notes receivable (1)	(16,926)	(22)	(5,458)	(9)	(11,468)	2
Sales of VOIs	58,591	50	52,215	54	6,376	12
Cost of VOIs sold (2)	(7,808)	(13)	(6,308)	(12)	(1,500)	24
Gross profit (2)	50,783	87	45,907	88	4,876	11
Fee-based sales commission revenue (3)	26,695	65	25,703	65	992	4
Other fee-based services revenue	20,416	18	18,875	19	1,541	8
Cost of other fee-based services	(11,026)	(9)	(10,241)	(11)	(785)	8
Net carrying cost of VOI inventory	(1,260)	(1)	(1,710)	(2)	450	26
Selling and marketing expenses	(53,663)	(46)	(40,938)	(42)	(12,725)	31
General and administrative expenses	(23,886)	(21)	(17,496)	(18)	(6,390)	37
Net interest spread	9,443	8	9,663	10	(220)	(2)
Operating profit	$17,502	15	29,763	31	(12,261)	(41)

	For the Six Months Ended June 30,
	2013		2012
		% of System-wide sales of VOIs, net(4)		% of System-wide sales of VOIs, net(4)		% Change
	Amount		Amount		$ Change
Legacy VOI sales	$128,706	62%	107,661	65%	21,045	20%
Sales of third party VOIs - commission basis	70,261	34	59,115	35	11,146	19
Sales of third party VOIs - just-in-time basis	8,127	4	-	0	8,127	0
System-wide sales of VOIs, net	207,094	100	166,776	100	40,318	24
Less: Sales of third-party VOIs - commission basis	(70,261)	(34)	(59,115)	(35)	(11,146)	19
Gross sales of VOIs	136,833	66	107,661	65	29,172	27
Estimated uncollectible VOI notes receivable (1)	(20,958)	(15)	(11,849)	(11)	(9,109)	77
Sales of VOIs	115,875	56	95,812	57	20,063	21
Cost of VOIs sold (2)	(14,369)	(12)	(10,670)	(11)	(3,699)	35
Gross profit (2)	101,506	88	85,142	89	16,364	19
Fee-based sales commission revenue (3)	45,560	65	38,481	65	7,079	18
Other fee-based services revenue	39,701	19	37,690	23	2,011	5
Cost of other fee-based services	(21,260)	(10)	(19,835)	(12)	(1,425)	7
Net carrying cost of VOI inventory	(3,556)	(2)	(5,102)	(3)	1,546	(30)
Selling and marketing expenses	(98,896)	(48)	(73,594)	(44)	(25,302)	34
General and administrative expenses	(43,268)	(21)	(35,982)	(22)	(7,286)	20
Net interest spread	19,850	10	19,081	11	769	4
Operating profit	$39,637	19	45,881	28	(6,244)	(14)

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
(4) Unless otherwise indicated.

For the three and six months ended June 30, 2013 compared to the same periods in 2012.

System-wide sales of VOIs, net. System-wide sales of VOIs, net include all sales of VOIs, regardless of whether Bluegreen or a third-party developer owned the VOI immediately prior to the sale. The increase in system-wide sales of VOIs, net, during the second quarter of 2013 compared to the second quarter of 2012 is primarily the result of an increase in the number of tours. During the three and six months ended June 30, 2013, while Bluegreen’s sale-to-tour conversion ratio remained relatively consistent, the number of tours increased by 15% and 17%, respectively, compared to the same periods in 2012. The increase in the number of tours reflects efforts to expand marketing to sales prospects through new marketing initiatives.

The following table sets forth certain information for system-wide sales of VOIs, net for the periods indicated.  The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change

Number of sales offices at period-end	24	23	4%	24	23	4%
Number of active contracts with fee-based clients at period-end	11	8	38	11	8	38
Total number of VOI sales transactions	10,065	8,378	20	17,706	14,970	18
Average sales price per transaction	$ 12,161	$ 11,748	4	$ 12,236	$ 11,660	5
Number of total prospects tours	56,521	48,963	15	99,542	85,433	17
Sale-to-tour conversion ratio	17.8%	17.1%	4	17.8%	17.5%	2
Number of new prospects tours	34,592	28,949	19	59,016	48,405	22
Percentage of sales to owners	54.2%	57.3%	(5)	56.0%	58.6%	(4)
Average sales price per guest	$ 2,166	$ 2,010	8	$ 2,176	$ 2,043	7

Sales of VOIs. Sales of VOIs represent sales of Bluegreen-owned VOIs, including VOIs purchased from third parties on a “just-in-time” basis as part of Bluegreen’s fee-based service business reduced by Bluegreen’s estimate of uncollectible VOI notes receivable, as described in further detail below.  In addition to the factors impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of VOIs sold on behalf of third-parties.

Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 22% and 9% during the three months ended June 30, 2013 and 2012, respectively and 15% and 11% during the six months ended June 30, 2013 and 2012, respectively.  Bluegreen’s estimate of uncollectible VOI notes receivable varies between periods based on the percentage of VOIs which Bluegreen finances during a period and changes in the estimates of future credit losses.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from its estimates.  Included in Sales of VOIs is a $5.7 million impairment charge related to the notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs (before such impairment charge) would have been 15% and 11% during the three and six months ended June 30, 2013, respectively.  See Note 6 to the Consolidated Financial Statements included in Item 1 of this report for additional information regarding Bluegreen’s notes receivable as of June 30, 2013.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned and “just-in-time” VOIs sold during the period were relieved from inventory. During the three months ended June 30, 2013 and 2012, cost of VOIs sold was 13%  and 12%, respectively of sales of VOIs. During the six months ended June 30, 2013 and 2012, cost of VOIs sold was 12% and 11% of sales of VOIs, respectively. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Sales under “just-in-time” arrangements within the fee-based service business typically have a higher associated product cost than sales of Bluegreen’s legacy inventory. Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.

Fee-Based Sales Commission Revenue. During the three months ended June 30, 2013 and 2012, Bluegreen sold $40.9 million and $39.4 million, respectively, of third-party inventory under commission arrangements within its fee-based service business and earned sales and marketing commissions of $26.7 million and $25.7 million, respectively.  During the six months ended June 30, 2013 and 2012, Bluegreen sold $70.3 million and $59.1 million, respectively, of third-party inventory under the commission arrangements within its fee-based service business and earned sales and marketing commissions of $45.6 million and $38.5 million, respectively.  The increase in sales of third-party inventory during the 2013 periods compared to the 2012 periods is due to the increased number of Bluegreen’s fee-based service clients served, as well as an increase in sales tours, as described above with respect to the overall increase in system-wide sales of VOIs, net.

Net Carrying Cost of VOI Inventory. Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory to the property owners’ associations that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of its owned VOIs and through proceeds from Bluegreen’s sampler programs. The carrying cost of Bluegreen’s inventory was $4.9 million and $4.2 million during the three months ended June 30, 2013 and 2012, respectively, which was partly offset by rental and sampler revenues, net of expenses, of $3.7 million and $2.5 million, respectively. The carrying cost of Bluegreen’s inventory was $10.1 million during each of the six months ended June 30, 2013 and 2012, which was partly offset by rental and sampler revenues, net of expenses, of $6.6 million and $5.0 million, respectively.  The net carrying cost of VOI inventory decreased during the 2013 periods compared to the same periods of 2012 primarily due to higher usage of Bluegreen’s sampler programs.

Selling and Marketing Expenses. Bluegreen’s selling and marketing expenses as a percentage of system-wide sales, net, increased from 42% during the three months ended June 30, 2012 to 46% during the three months ended June 30, 2013, and increased from 44% during the six months ended June 30, 2012 to 48% during the six months ended June 30, 2013. Selling and marketing expenses as a percentage of system-wide sales, net, increased during the 2013 periods compared to the same periods in 2012 as a result of increased costs associated with new marketing initiatives focused on selling to new customers, and a lower proportion of sales to existing owners, which carry a relatively lower marketing cost. Bluegreen currently expects to continue to focus on increasing its marketing efforts to new customers as opposed to existing owners and, as a result, its sales and marketing expenses as a percentage of sales may increase.

General and Administrative Expenses. Bluegreen’s general and administrative expenses increased by 37% during the three months ended June 30, 2013 compared to the same period in 2012 and increased by 20% during the six months ended June 30, 2013 compared to the same period in 2012. The increase in general and administrative expenses during the 2013 periods compared to the same periods in 2012 is primarily due to increases in executive long term incentive compensation and increased spending on information technology.

Other Fee-Based Services Revenue. Bluegreen’s other fee-based services revenue increased 8% and 5% during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Management services revenues increased due to an increase in commissions from providing rental services to third-parties and an increase in property management revenues. Bluegreen managed 45 and 44 timeshare resort properties as of June 30, 2013 and 2012, respectively.

Cost of Other Fee-Based Services. Bluegreen’s cost of other fee-based services was $11.0 million and $10.2 million during the three months ended June 30, 2013 and 2012, respectively, and $21.3 million and $19.8 million during the six months ended June 30, 2013 and 2012, respectively. The costs of providing management services increased during the 2013 periods compared to the same periods in 2012 in connection with the higher service volumes described above as well as increased costs associated with programs provided to VOI owners.

Net Interest Spread.  Bluegreen’s net interest spread decreased by 2% and increased by 4% during the three and six months ended June 30, 2013, respectively, as compared to the same periods of 2012. Bluegreen’s net interest spread during the 2013 periods reflected decreased interest expense as a result of lower average outstanding debt balances and lower costs of borrowing, offset by lower interest income as a result of the continued decrease in Bluegreen’s VOI notes receivable portfolio.

Bluegreen’s effective cost of borrowing was 6.45% and 7.59% during the six months ended June 30, 2013 and 2012, respectively.

Other Income, net.  Bluegreen’s other income, net was insignificant during the three months ended June 30, 2012 and was $0.2 million during the three months ended June 30, 2013. Other income, net, was $0.4 million and $0.5 million during the six months ended June 30, 2012 and 2013, respectively.

Net Income Attributable to Non-Controlling Interest.  The results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Big Cedar Joint Venture”), Bluegreen’s 51%-owned subsidiary, are consolidated into Bluegreen’s and BFC’s financial statements.  Bluegreen’s net income attributable to non-controlling interest is the portion of Bluegreen’s consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Big Cedar Joint Venture.  Bluegreen’s net income attributable to non-controlling interest was $3.8 million and $2.6 million for the three months ended June 30, 2013 and 2012, respectively, and was $7.0 million and $6.2 million for the six months ended June 30, 2013 and 2012, respectively.

Provision for Income Taxes.  Bluegreen’s effective income tax rate related to continuing operations was approximately 40% during each of the six month periods ended June 30, 2012 and 2013. Bluegreen’s effective income tax rates for interim periods are based upon Bluegreen’s current estimated annual rate. Bluegreen’s annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which Bluegreen operates.

Changes in Bluegreen’s Financial Condition

The following table summarizes Bluegreen’s cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	For the Six Months Ended June 30,
	2013	2012
Cash flows provided by operating activities	$41,594	64,350
Cash flows (used in) provided by investing activities	(4,624)	25,478
Cash flows used in financing activities	(76,934)	(105,254)
Net decrease in cash and cash equivalents	$(39,964)	(15,426)

Cash Flows from Operating Activities. Bluegreen’s operating cash flows decreased by $22.8 million during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to the following:

•

In 2013, Bluegreen commenced inventory-related spending in connection with its “just-in-time” fee-based service initiative. During the 2013 period, Bluegreen purchased from “just-in-time” clients $4.8 million of inventory, which is expected to typically be sold within 90 days of purchase.  See Bluegreen’s Liquidity and Capital Resources below for further detail related to Bluegreen’s “just-in-time” fee-based service initiative;

•

In 2013, Bluegreen increased spending in connection with marketing efforts to new customers (which have a relatively higher cost than marketing to existing owners) and increased spending in connection with its strategic alliance with Choice Hotels. While the initiatives described above require immediate cash outlays, the anticipated associated cash benefit is typically realized in future periods;  and

•	The June 2013 payment of long-term executive incentive compensation accrued as of December 31, 2012.

Cash Flows from Investing Activities.  The cash generated by investing activities during the six months ended June 30, 2012 includes the $27.8 million net proceeds received from the sale of Bluegreen Communities, the majority of which was used to repay Bluegreen’s H4BG Communities Facility. During the six months ended June 30, 2013 and 2012, Bluegreen spent $4.6 million and $2.3 million, respectively, on property and equipment. The increase in spending during the 2013 periods was related to new information technology initiatives and renovations at certain sales offices.

Cash Flows from Financing Activities. Bluegreen used less cash for financing activities during the six months ended June 30, 2013 as compared to the same period of 2012 primarily due to higher debt payments during the 2012 period which included payoffs of both the H4BG Communities Facility and Wells Fargo Term Loan. Additionally, during the six months ended June 30, 2012, the Big Cedar Joint Venture made distributions to its 49% equity holder of approximately $7.4 million, while no such distributions were made during the six months ended June 30, 2013.

Cash used by financing activities during the 2013 period reflects proceeds of $75.0 million from Bluegreen’s issuance of the 2013 Notes Payable, which along with additional an $14.2 million of Bluegreen’s unrestricted cash, were used to fund a portion of the consideration paid to Bluegreen’s former public shareholders in connection with the closing of the Bluegreen merger in April 2013. Additionally, in June 2013, Bluegreen paid a $20.0 million dividend to Woodbridge.

For additional information on the availability of cash from Bluegreen’s existing credit facilities as well as Bluegreen’s repayment obligations, see Bluegreen’s Liquidity and Capital Resources below.

Bluegreen’s Liquidity and Capital Resources

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) cash from finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from sales and marketing fee-based services and other resort fee-based services, including resorts management operations.

While the vacation ownership business has historically been capital intensive, Bluegreen has sought to reduce its capital requirements and to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) minimizing capital and inventory expenditures; and (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows.

Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts.  Bluegreen’s development expenditures during all of 2013 are expected to be in a range of approximately $25 million to $30 million, with the majority of spending related to the Big Cedar Joint Venture. However, if the opportunity to acquire a strategic property on favorable terms presents itself, Bluegreen may decide to acquire additional VOI inventory, which would increase acquisition and development expenditures and may require the incurrence of additional debt.

As part of Bluegreen’s just-in-time initiatives, inventory may also be acquired from time to time from resort property owner associations (“POAs”) or other third parties, typically on a non-committed basis, just prior to the sale of such VOIs. The VOIs purchased from the POAs are generally acquired by Bluegreen at a significant discount as they are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults.

On March 26, 2013, Bluegreen issued $75.0 million of notes payable (the “2013 Notes Payable”) in a private financing transaction. The 2013 Notes Payable are secured by certain of Bluegreen’s assets, including primarily the cash flows from the residual interests relating to Bluegreen’s term securitizations and VOI inventory in the BG Club 36 resort in Las Vegas, Nevada. Pursuant to the terms, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort. Additional residual interests from future term securitizations, if any, may also be pledged. The 2013 Notes Payable initially accrued interest at a fixed rate of 8.8%. During April 2013, the interest rate prospectively decreased to a fixed rate of 8.05% based on a final rating obtained from a rating agency. The 2013 Notes Payable mature in March 2020, with certain required amortization during the seven-year term. The terms include certain covenants and events of default, which are generally considered customary for transactions of this type. The proceeds were used to fund a portion of the consideration paid to Bluegreen’s former public shareholders in connection with the closing of the Bluegreen merger during April 2013.

Bluegreen’s level of debt and debt service requirements have several important effects on Bluegreen’s operations, including the following: (i) significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases Bluegreen’s vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) Bluegreen’s leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen’s indebtedness require Bluegreen to meet certain financial tests and restrict Bluegreen’s ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments; and (iv) Bluegreen’s leverage position may limit funds available for acquisitions, working capital, capital expenditures, dividends, and other general corporate purposes. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen does.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions that allow Bluegreen to borrow against or sell its VOI notes receivable. The following is a discussion of the material purchase and credit facilities that were important sources of Bluegreen’s liquidity as of June 30, 2013. These facilities do not constitute all of Bluegreen’s outstanding indebtedness as of June 30, 2013. Other indebtedness of Bluegreen includes the 2013 Notes Payable, Bluegreen’s junior subordinated debentures, and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.  See Note 9 to the Consolidated Financial Statements included in Item 1 of this report for additional information regarding Bluegreen’s outstanding debt as of June 30, 2013.

Bluegreen had the following credit facilities with future availability as of June 30, 2013, all of which are subject to revolving availability terms during the advance period and provide for additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions (dollars in thousands):

	Borrowing Limit		Outstanding Balance as of June 30, 2013		Availability as of June 30, 2013		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2013
Liberty Bank Facility	$50,000		25,471		24,529		March 2015; March 2018	Prime Rate +2.00%; 6.00%
NBA Receivable Facility	30,000		17,673		12,327		October 2014; April 2020	(1)
CapitalSource Facility	40,000	(2)	20,883	(2)	19,117	(2)	September 2016(2); September 2019(2)	30 day LIBOR+4.50%(2)
BB&T Purchase Facility	40,000		25,314		14,686		December 2013; December 2016	30 day LIBOR+3.50%; 4.25%(3)
Quorum Purchase Facility	30,000		19,624		10,376		March 2014; December 2030	(4)
	$190,000		108,965		81,035

(1)

Of the amount outstanding as of June 30, 2013, $6.1 million bears interest at the 30 day LIBOR + 5.25% subject to a floor of 6.75%; and $11.6 million bears interest at the 30 day LIBOR +3.5% subject to a floor of 4.5%. Future borrowings will incur interest at the 30-day LIBOR plus 4.5%, subject to an interest rate floor of 6.0%.

(2)

The outstanding balance presented in the table above includes $2.9 million outstanding under the CapitalSource Term Loan. See Note 9 to the Consolidated Financial Statements included in Item 1 of this report for further information regarding the CapitalSource Term Loan. The borrowing limit, availability, advance period, expiration, maturity date, and borrowing rate presented above reflect the amendment entered into in July 2013, which is discussed further below.

(3)

Interest charged on this facility is subject to a LIBOR floor of 0.75%.  Additionally, as described in further detail below, the interest rate on the BB&T Purchase Facility will increase to the LIBOR rate plus 5.5% upon the expiration of the advance period.

(4)

Of the amount outstanding as of June 30, 2013, $14.1 million bears interest a fixed rate of 6.9% and $5.5 million bears interest at a fixed rate of 5.5%. The interest rate on future borrowings is 5.5%.

Liberty Bank Facility. Bluegreen has had a timeshare receivables hypothecation facility with Liberty Bank (the “Liberty Bank Facility”) since 2008. The Liberty Bank facility, as amended in December 2012, provides for maximum outstanding borrowings of $50.0 million at an 85% advance rate on eligible receivables pledged under the facility through March 2015, subject to customary terms and conditions. Principal repayments are made and interest is paid as cash is collected on the pledged receivables, with the remaining balance maturing in March 2018. The facility bears interest at the Prime Rate plus 2.0%, subject to an interest rate floor of 6.0%.

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has a timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). In October 2012, the NBA Receivables Facility was amended to provide for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2014 secured by eligible timeshare receivables from the Bluegreen/Big Cedar Joint Venture.  Under the amended facility, advances made subsequent to the date of the amendment are subject to an advance rate of 85% and, other than the one-time advances described below which were made during December 2012, bear interest at the 30-day LIBOR plus 4.5% per annum subject to a floor of 6.0%. Certain advances are also subject to a 1.5% loan fee.  The outstanding balance prior to the amendment continues to bear interest at the 30-day LIBOR plus 5.25% subject to a floor of 6.75%. In December 2012, the Bluegreen/Big Cedar Joint Venture received a one-time receivables advance at an advance rate of 85%, and a one-time availability advance, which bear interest at the 30-day LIBOR plus 3.5% subject to a floor of 4.5%. As of June 30, 2013, $6.1 million of the outstanding balance bears interest at 6.75% pursuant to the terms of the original agreement and $11.6 million of the outstanding balance relates to the one-time advances described above and bears interest at 4.5%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  All amounts will mature and be due on April 10, 2020 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility.

CapitalSource Facility. Since September 2011, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  In July 2013, the CapitalSource Facility was amended to increase the aggregate borrowing base, extend the revolving period and the maturity date, increase the advance rate for certain eligible receivables, and reduce the interest rate. Pursuant to the terms of the amendment, the aggregate maximum outstanding borrowings were increased from $35.0 million to $40.0 million less the amounts outstanding under the CapitalSource Term Loan (as described in Note 9 to the Consolidated Financial Statements included in Item 1 of this report), and the revolving credit period was extended through September 2016, subject to an additional 12 months extension at the option of CapitalSource Bank. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. The interest rate on all existing and future borrowings under the CapitalSource Facility was reduced to the 30-day LIBOR plus 4.50% (from 30-day LIBOR plus 5.75%). Principal repayments and interest are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving credit period, with the remaining outstanding balance maturing in September 2019, subject to an additional 12 months extension at the option of CapitalSource Bank. Prior to the amendment, the CapitalSource Facility was scheduled to mature in September 2016.  The CapitalSource Facility is cross-collateralized with the CapitalSource Term Loan.

BB&T Purchase Facility. Since 2004, Bluegreen has had a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”). On December 24, 2012, the BB&T Purchase Facility was amended to provide for maximum outstanding borrowings of $40.0 million, on a revolving basis, secured by timeshare receivables at an advance rate of 67.5% through December 17, 2013, subject to the terms of the facility, eligible collateral and customary terms and conditions. The amendment also extended the maturity date of the BB&T Purchase Facility until thirty-six months after the revolving advance period has expired (the “Term-Out Period”), or earlier under certain circumstances set forth in the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period equals the LIBOR rate plus 3.5%. During the Term-Out Period, the interest rate will increase to the LIBOR rate plus 5.5%. In each case, the LIBOR rate is subject to a floor of 0.75%.

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

Quorum Purchase Facility. Since December 2010, Bluegreen has maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). In March 2013, the Quorum Purchase Facility was amended and expanded. Pursuant to the terms of the amendment and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2014 eligible timeshare receivables in an amount of up to an aggregate $30.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.5% per annum, with respect to any future advances. Advances are also subject to a loan purchase fee of 0.5%.  As of June 30, 2013, $14.1 million of the outstanding balance bore interest at a fixed rate of 6.9%, and $5.5 million of the outstanding balance bore interest at a fixed rate of 5.5%. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans. While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

Commitments

Bluegreen’s material commitments as of June 30, 2013 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete its projects based on Bluegreen’s sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt and its non-cancelable operating leases by period due date, as of June 30, 2013 (in thousands):

	Payments Due by Period
						Purchase
	Less than	1 — 3	4 — 5	After 5		Accounting
Contractual Obligations	1 year	Years	Years	Years		Adjustments	Total

Receivable-backed notes payable	$—	10,782	72,495	329,898	(1)	(114)	413,061
Lines-of-credit and notes payable	7,075	24,216	16,578	40,830		(195)	88,504
Jr. subordinated debentures	—	—	—	110,827		(49,761)	61,066
Noncancelable operating leases	6,688	12,238	10,256	15,014		1,256	45,452
Total contractual obligations	13,763	47,236	99,329	496,569		(48,814)	608,083

Interest Obligations (2)
Receivable-backed notes payable	23,752	47,756	41,826	106,824		—	220,158
Lines-of-credit and notes payable	6,987	11,652	8,090	3,131		—	29,860
Jr. subordinated debentures	5,676	11,351	11,351	100,038		—	128,416
Total contractual interest	36,415	70,759	61,267	209,993		—	378,434
Total contractual obligations	$50,178	117,995	160,596	706,562		(48,814)	986,517

(1) Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $0.9  million.

(2) Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2013.

As of June 30, 2013, cash required to satisfy Bluegreen’s development obligations related to resort buildings and resort amenities is estimated to be approximately $4.7 million. Bluegreen also estimates that the cash required to satisfy its retained development obligations related to certain Bluegreen Communities projects is approximately $0.9 million as of June 30, 2013. These expenditures are expected to be funded over the next three to five years, primarily with cash generated from operations; however, cash generated by operations may not be sufficient or generated in the time frames necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that Bluegreen will not be obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future. In addition, in lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with certain property owners’ associations. As of June 30, 2013, Bluegreen had liabilities for subsidies totaling $2.7 million, which are included in accrued liabilities and other on the Consolidated Statement of Financial Condition as of June 30, 2013.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing or future purchase facilities will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

Credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what  Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, and Bluegreen may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect Bluegreen’s financial condition and results of operations.  In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

Off-balance-sheet Arrangements

As of June 30, 2013, Bluegreen did not have any “off-balance sheet” arrangements.

BBX Capital

The Company’s consolidated financial statements for the three and six months ended June 30, 2013 and 2012 include the results of operations of BBX Capital. On July 31, 2012, BBX Capital completed the sale of BankAtlantic, BBX Capital’s former wholly-owned banking subsidiary, to BB&T. As a result of the completion of the sale, BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units are presented as discontinued operations for all periods presented. BBX Capital’s continuing operations are reported through two reportable segments: BBX and FAR. The only assets available to BFC from BBX Capital are dividends when and if paid by BBX Capital. BBX Capital is a separate public company, and its management prepared the following discussion, which was included in BBX Capital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries, references to the “Parent Company” are references to BBX Capital, at its parent company level,  and none of the foregoing are references to BFC, Woodbridge or Bluegreen.

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

Pursuant to the Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million on the date the sale was consummated, July 31, 2012.  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtlantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s then outstanding approximately $285 million of TruPS obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units.  It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest. BB&T’s preferred interest in FAR was reduced through cash distributions to $154.5 million as of June 30, 2013.

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

BBX Capital Business Strategy

The majority of BBX Capital’s assets are non-accrual and do not generate income on a regular or predictable basis. Recognizing the nature of BBX Capital’s assets, our goal is to build long-term value.  We do not expect to generate significant revenues from our assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate.  Accordingly, over the next three to five years we do not expect to generate income on a regular basis and we may continue to experience losses.  BBX Capital currently intends to utilize the cash flow from the monetization of its assets to pay operating expenses and to invest in income producing real estate, real estate developments and real estate joint ventures and to invest in middle market operating businesses.  BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  As previously indicated, the Company has invested $71.75 million to acquire a 46% interest in Woodbridge in connection with Woodbridge’s acquisition of all of the outstanding capital stock of Bluegreen not owned by it.  The Company anticipates funding investments and operations through the monetization of its assets, cash flows from its 5% preferred interest in FAR, returns from its investments, such as dividends from its investment in Woodbridge, borrowings and through joint venture partners or solicitation of funds from investors.  BBX Capital’s investments or acquisitions may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long period of time, and accordingly we expect our results of operations to vary significantly on a quarterly basis and we may continue to experience losses in subsequent periods.

Consolidated Results of Operations

The Company reports its consolidated results of operations in two reportable segments, BBX and FAR.  The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a portfolio of BankAtlantic previously charged-off loans retained by CAM in the BB&T Transaction.  As of April 2013, the BBX segment also includes its investment in Woodbridge. BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable, managing and, where appropriate, monetizing or developing its portfolio of real estate properties,  maximizing the cash flows from its portfolio of charged-off loans and related judgments, and pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of the assets held by FAR with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.  FAR’s activities commenced on August 1, 2012.

The results of operations of BBX for the three and six months ended June 30, 2012 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and the operations of BankAtlantic’s Commercial Lending reporting unit and include all of BankAtlantic’s general corporate overhead.

Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended June 30,
	2013	2012	Change
BBX	$1,436	(8,360)	9,796
FAR	(4,285)	-	(4,285)
Loss from continuing operations
before provision for income taxes	(2,849)	(8,360)	5,511
Provision for income taxes	-	-	-
Loss from continuing operations	$(2,849)	(8,360)	5,511

For the Three Months Ended June 30, 2013 Compared to the Same 2012 Period:

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s performance during the 2013 second quarter compared to the same 2012 quarter was primarily the result of equity earnings from its investment in Woodbridge, gains on the sales of assets and lower operating expenses, professional fees and interest expense, partially offset by lower interest income.

The decrease in operating expenses reflects the elimination of BankAtlantic’s general corporate overhead as of August 1, 2012, which was included in its entirety during the three months ended June 30, 2012.  BBX’s cost structure significantly changed as a result of the sale of BankAtlantic, as BBX relocated its corporate headquarters and reduced the number of employees to 31.  This lower cost structure included reductions of $1.2 million and $3.4 million in employee compensation and other expenses, respectively.  Professional fees declined by $2.1 million during the three months ended June 30, 2013 compared to the same 2012 period resulting primarily from $1.5 million in insurance reimbursements in connection with the SEC civil action during the 2013 quarter compared to no insurance reimbursements during the same 2012 period. Interest expense declined by $3.8 million primarily from the assumption by BB&T of all of BBX’s trust preferred securities obligations upon consummation of the BB&T Transaction.  These reductions in expenses were partially offset by a $7.2 million decrease in revenues resulting primarily from the transfer of $297 million of commercial loans to BB&T upon the sale of BankAtlantic and the transfer of $223.8 million of commercial loans to FAR pursuant to the BB&T Transaction.

Summary Results of Operations – FAR Reportable Segment

The FAR segment’s net loss from continuing operations primarily resulted from asset impairments and foreclosure expenses.  During the three months ended June 30, 2013, FAR’s provision for loan losses, valuation allowances on loans held for sale, real estate owned impairments and tax certificate provision were $1.2 million, $0.7 million, $2.2 million and $0.1 million, respectively.   FAR incurred $0.6 million of foreclosure expenses during the three months ended June 30, 2013 associated primarily with the payment of real estate taxes and insurance premiums associated with non-performing loans in the process of foreclosure and litigation foreclosure costs.

For the Six Months Ended June 30, 2013 Compared to the Same 2012 Period (in thousands):

	For the Six Months Ended June 30,
	2013	2012	Change
BBX	$(2,268)	(21,531)	19,263
FAR	(7,113)	-	(7,113)
Loss from continuing operations
before provision for income taxes	(9,381)	(21,531)	12,150
Provision for income taxes	-	1	(1)
Loss from continuing operations	$(9,381)	(21,532)	12,151

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s loss from continuing operations during the six months ended June 30, 2013 compared to the same 2012 period was primarily the result of the items discussed above for the three months ended June 30, 2013. The decline in professional fees also reflects the legal costs incurred during the six months ended June 30, 2012 in connection with the litigation in Delaware brought by holders of interests in the Company’s trust preferred securities and certain trustees challenging the BB&T Transaction. Such costs included reimbursements to the trustees for their legal fees and related expenses in the litigation.

Summary Results of Operations – FAR Reportable Segment

The FAR segment’s loss from continuing operations during the six months ended June 30, 2013 was primarily the result of the items discussed above for the three months ended June 30, 2013.

BBX Loans and Real Estate Owned as of June 30, 2013 were as follows (dollars in thousands):

		Carrying
	Number	Amount
Commercial non-real estate	3	$3,341
Commercial real estate:
Residential	5	28,969
Other	4	15,959
Total gross loans	12	$48,269
Loans held for sale:
Commercial real estate	1	$3,032
Real estate owned:
Commercial real estate	21	$48,115

BBX Results of Operations

The following table is a condensed income statement summarizing the results of operations of BBX (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2013	2012	Change	2013	2012	Change
Interest income	$82	7,287	(7,205)	526	15,622	(15,096)
Net gains on sales of assets	2,138	391	1,747	3,898	464	3,434
Other	214	131	83	757	335	422
Total revenues	2,434	7,809	(5,375)	5,181	16,421	(11,240)
Reversals of provision for loan losses	(1,031)	(627)	(404)	(1,449)	(1,392)	(57)
Employee compensation	3,092	4,269	(1,177)	6,435	9,528	(3,093)
Professional fees	1,116	3,239	(2,123)	3,144	9,436	(6,292)
Interest expense	334	4,126	(3,792)	503	8,293	(7,790)
Asset impairments	(10)	824	(834)	917	2,828	(1,911)
Other	939	4,338	(3,399)	1,341	9,259	(7,918)
Total expenses	4,440	16,169	(11,729)	10,891	37,952	(27,061)
Equity earnings in Woodbridge	3,442	-	3,442	3,442	-	3,442
Income (loss) from continuing operations		-
operations before income taxes	1,436	(8,360)	9,796	(2,268)	(21,531)	19,263
Provision for income taxes	-	-	-	-	1	(1)
Net income (loss) from continuing operations	$1,436	(8,360)	9,796	(2,268)	(21,532)	19,264

Interest Income. The reduction in interest income during the three and six months ended June 30, 2013 compared to the same 2012 period resulted primarily from the transfer of $297 million of commercial loans to BB&T upon the sale of BankAtlantic and the transfer of $223.8 million of commercial loans to FAR pursuant to the BB&T

Transaction.  The interest income during the 2013 three and six month period consists primarily of the recognition on a cash basis of income on non-accrual loans.

Net gains on the sales of assets. The net gains on the sales of assets during the three and six months ended June 30, 2013 and 2012 were primarily gains on the sales of real estate owned properties.  Included in net gains on sales of assets during the three and six months ended June 30, 2013 was a $0.6 million gain on the sale of a commercial real estate loan held for sale.

Employee compensation and other expenses. The decrease in employee compensation and other expenses was primarily due to the elimination of BankAtlantic’s general corporate overhead, which was included in its entirety during the three months and six months ended June 30, 2012, and the reduction in BBX’s cost structure as a result of the sale of BankAtlantic.  The reduction in compensation expense was partially offset by an increase in share-based compensation costs and higher bonuses.  Compensation expense during the three months ended June 30, 2013 included $0.6 million of share-based compensation expense and $0.9 million in accrued bonuses compared to $0.2 million of share-based compensation expense and $0.1 million in accrued bonuses during the same 2012 period.  Compensation expense during the six months ended June 30, 2013 included $1.1 million of share-based compensation expense and $1.8 million in accrued bonuses compared to $0.2 million of share-based compensation expense and $0.3 million in accrued bonuses during the same 2012 period.  Occupancy and equipment expense included in other expenses declined from $1.7 million during the three months ended June 30, 2012 to $0.5 million during the same 2013 period due primarily to the relocation of BBX’s corporate headquarters.  Occupancy and equipment expense was $0.7 million during the six months ended June 30, 2013 compared to $3.9 million during the same 2012 period.

Professional fees.  The $2.1 million decline in professional fees during the three months ended June 30, 2013 compared to the same 2012 period resulted primarily from $1.5 million of insurance reimbursements of litigation costs during the three months ended June 30, 2013 compared to no insurance reimbursement during the same 2012 period.

The $6.3 million decline in professional fees during the six months ended June 30, 2013 compared to the same 2012 period resulted primarily from legal costs during the 2012 period associated with the trust preferred securities litigation in Delaware which was resolved during the 2012 period.

Interest expense. Interest expense for the three and six months ended June 30, 2013 relates to interest expense recognized on two notes payable aggregating $10.4 million issued as of December 31, 2012.  The notes were issued to two third party participants in loans for which CAM was the lead lender in connection with our acquisition of the participants’ interest in a loan and certain real estate owned property. The interest expense for the three and six months ended June 30, 2012 relates to interest expense recognized on the trust preferred securities that were assumed by BB&T upon consummation of the BB&T Transaction.

Asset Impairments.  Asset impairments during the three months ended June 30, 2013 reflects allowance reversals of $10,000 on loans held for sale resulting from updated valuations.  Asset impairments during the six months ended June 30, 2013 resulted from write-downs of $1.1 million on real estate owned and allowance reversals of $0.2 million on loans held for sale, all resulting from updated valuations.  Asset impairments during the three months ended June 30, 2012 consisted of $1.8 million of real estate owned write-downs, $0.2 million of loans held for sale valuation allowances and $1.2 million recoveries associated with assets transferred to BB&T in connection with the sale of BankAtlantic. Asset impairments during the six months ended June 30, 2012 consisted of $3.5 million of real estate owned write-downs and $0.5 million of loans held for sale valuation allowances.

Asset Quality

BBX loans receivable and loans held for sale activity for the three and six months ended June 30, 2013 was as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2013	June 30, 2013
Beginning of period	$53,022	56,060
Principal paydowns	(509)	(957)
Transfer to real estate owned	(761)	(2,622)
Loans held for sale valuation adjustments	10	194
Reversals (charge-offs)	27	(886)
Loan sale	(488)	(488)
End of period	$51,301	51,301

During the three months ended June 30, 2013, one commercial real estate loan was transferred to real estate owned.  The loan sale related to one commercial real estate loan that was sold for a $0.6 million gain.

During the six months ended June 30, 2013, three commercial real estate loans were transferred to real estate owned with an aggregate fair value less cost to sell of $2.6 million.

At the indicated dates, BBX’s non-accrual and repossessed assets were as follows (in thousands):

	As of
	June 30, 2013	December 31, 2012
NON-ACCRUAL
Commercial real estate (1)	$42,759	45,784
Commercial non-real estate	3,341	3,362
Total non-accrual loans	46,100	49,146
Repossessed Assets:
Commercial real estate	48,115	60,164
Total non-accrual loans and repossessed assets	$94,215	109,310

(1)

Includes $8.1 million and $10.6 million of troubled debt restructured loans as of June 30, 2013 and December 31, 2012, respectively, and excludes $3.4 million and $4.7 million of non-accrual commercial real estate loans held for sale as of June 30, 2013 and December 31, 2012, respectively.

The change in non-accrual loans during the six months ended June 30, 2013 resulted primarily from charge-offs, loan sales and the transfer of loans to real estate owned.  The change in real estate owned reflects the transfer of $2.6 million of loans to real estate owned, $13.5 million of property sales and $1.1 million of real estate owned write-downs in connection with updated valuations on three properties.

Changes in the allowance for loan losses were as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Allowance for Loan Losses:	2013	2012	2013	2012
Balance, beginning of period	$678	5,571	1,309	83,460
Charge-offs :
Commercial real estate	-	(1,778)	(913)	(52,501)
Commercial non-real estate	-	-	-	(15,562)
Total Charge-offs	-	(1,778)	(913)	(68,063)
Recoveries of loans
previously charged-off	1,224	2,019	1,924	2,241
Net recoveries (charge-offs)	1,224	241	1,011	(65,822)
Reversals of provision for loan losses	(1,031)	(627)	(1,449)	(1,392)
Transfers to assets held for sale	-	-	-	(11,061)
Balance, end of period	$871	5,185	871	5,185

The commercial real estate charge-offs during the six months ended June 30, 2013 related to three commercial real estate loans. Two of the loans were charged down $0.5 million in the aggregate due to updated valuations and the other loan was charged down by $0.4 million in connection with a short sale.

Commercial real estate charge-offs during the three months ended June 30, 2012 primarily represent declines in collateral values on collateral dependent non-accrual loans based on updated property valuations

Commercial real estate loan charge-offs during the three months ended March 31, 2012 related to charge-offs of previously established specific valuation allowances, $46.7 million of which were associated with the transition of BankAtlantic from OTS regulation to OCC regulation and the transfer of $16.3 million of commercial residential loans to held for sale.  Commercial non-real estate loan charge-offs during the three months ended March 31, 2012 included $12.5 million of charge-offs of previously established specific valuation allowances associated with the transition to OCC regulation. The remaining $2.1 million of charge-offs during 2012 related to one asset backed loan.

Reversals of provision for loan losses for the three and six months ended June 30, 2013 reflect declining commercial real estate loan balances due to loans transferring to real estate owned and loan payoffs as well as an improved historical loss experience.  Reversals of provision for loan losses during the three and six months ended June 30, 2012 reflect improved historical loss experience during 2012 and a decline in loans migrating to non-accrual status.

The recoveries of loans previously charged-off during the three and six months ended June 30, 2013 resulted primarily from cash collected on certain previously charged-off loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction and recoveries from loans transferring to real estate owned as the fair value of the underlying collateral less cost to sell was greater than the recorded investment on certain loans.

The allowance for loan losses of $11.1 million associated with commercial loans transferred to BB&T upon the sale of BankAtlantic was transferred to assets held for sale as of March 31, 2012.

FAR Loans and Real Estate Owned as of June 30, 2013 were as follows (dollars in thousands):

		Carrying
	Number	Amount
Loans receivable:
Commercial non-real estate	2	$6,824
Commercial real estate:
Residential	8	15,924
Other	19	97,567
Consumer	169	14,573
Residential:
Residential-interest only	57	16,269
Residential-amortizing	279	32,805
Total gross loans	534	$183,962
Loans held for sale:
Commercial real estate	2	$1,312
Small business	86	14,653
Total loans held for sale	88	$15,965
Real estate owned:
Commercial real estate	11	$18,810
Small business	5	1,533
Consumer	2	301
Residential	17	4,632
Tax certificates	56	545
Total real estate owned	91	$25,821

FAR Results of Operations

FAR commenced operations on August 1, 2012.  The results of operations of the FAR business segment for the three and six months ended June 30, 2013 was as follows (in thousands):

revenues

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2013	June 30, 2013
Interest income	$2,291	4,892
Net gains on sales of assets	50	352
Other revenues	227	229
Total revenues	2,568	5,473
Provision from loan losses	1,203	2,380
Professional fees	90	224
Interest expense	954	2,020
Asset impairments	2,987	4,225
Other	1,619	3,737
Total expenses	6,853	12,586
Loss from continuing operations
before income taxes	(4,285)	(7,113)
Provision for income taxes	-	-
Net loss from continuing operations	$(4,285)	(7,113)

Interest Income.  FAR’s interest income consisted of interest income of $2.0 million and $4.4 million on loans and $0.3 million and $0.4 million of interest income from tax certificates during the three and six months ended June 30, 2013, respectively.

Net gains on sales of assets. Net gains on the sales of assets resulted primarily from gains on the sales of tax certificate and residential real estate owned properties.

Other revenues.  Other revenues during the three and six months ended June 30, 2013 represents rental income from a public storage operating business that was acquired through foreclosure in April 2013.

Professional fees. Professional fees represent primarily legal costs associated with collection activities.

Interest expense.  Interest expense during the three and six month periods ended June 30, 2013 represented the priority return paid on the preferred membership interests in FAR. BBX’s 5% share of the priority return of $48,000 and $101,000 during the three and six month periods ended June 30, 2013, respectively, was eliminated in consolidation.  The priority return is LIBOR + 200 basis points per annum on the unpaid preferred membership interest preference amount. FAR utilized net cash flows primarily from asset liquidations and loan repayments to repay the preference amount and fund the priority return.  As of June 30, 2013, BB&T and BBX’s preferred membership interest preference amount in FAR was $154.5 million and $8.1 million, respectively.

Asset Impairments.  Asset impairments during the three months ended June 30, 2013 consisted of $2.2 million of real estate owned impairments, $0.7 million of lower of cost or market valuation allowance adjustments on loans held for sale and $0.1 million provision for tax certificate losses.  The real estate owned impairments resulted primarily from a $2.0 million impairment on an office warehouse property based on an updated valuation.  The increase in the valuation allowance for loans held for sale resulted from a decline in small business loan valuations.

Asset impairments for the six months ended June 30, 2013 consisted of $2.3 million of real estate owned impairments, $1.5 million of lower of cost or market valuation allowance adjustments on loans held for sale and $0.4 million provision for tax certificate losses.

Other. Other expenses during the three and six months ended June 30, 2013 were as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2013	June 30, 2013
Asset servicing expenses	$484	977
Foreclosure expenses	647	2,216
Foreclosed assets activity, net	24	46
Depreciation expense	108	108
Other	356	390
Total other expenses	$1,619	3,737

Asset servicing expenses were fees paid to third party management companies who service FAR’s loans and real estate owned.  FAR had $197.5 million of loans and real estate owned serviced by third parties as of June 30, 2013.  Foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans in foreclosure as well as legal expenses.  Included in foreclosure expenses during the six months ended June 30, 2013 were $0.8 million of bankruptcy trustee and accounting fees associated with the foreclosure of two related properties. Foreclosed assets activity, net represents real estate held for sale operating expenses net of income from operating properties. FAR’s income producing properties consist primarily of shopping centers, golf courses and office facilities with a view towards property appreciation.  Depreciation and other expenses relate primarily to the operations of two public storage rental facilities that were acquired through foreclosure in April 2013.

Asset Quality

FAR’s loans receivable and loans held for sale activity for the three months ended June 30, 2013 (in thousands):

		Small
	Residential	Business	Consumer	Commercial	Total
Balance as of March 31, 2013	$51,747	17,076	16,393	144,147	229,363
Principal paydowns	(1,646)	(1,769)	(937)	(4,014)	(8,366)
Transfer to real estate owned	(1,302)	-	-	(3,933)	(5,235)
Transfer to properties and equipment	-	-	-	(12,834)	(12,834)
Loans held for sale valuation adjustments	-	(654)	-	-	(654)
Recoveries (charge-offs)	412	-	(883)	(1,739)	(2,210)
Balance as of June 30, 2013	$49,211	14,653	14,573	121,627	200,064

FAR’s loans receivable and loans held for sale activity for the six months ended June 30, 2013 (in thousands):

		Small
	Residential	Business	Consumer	Commercial	Total
Balance as of December 31, 2012	$54,786	18,781	16,907	176,087	266,561
Principal paydowns	(2,503)	(2,572)	(1,077)	(31,829)	(37,981)
Transfer to real estate owned	(3,238)	-	-	(8,113)	(11,351)
Transfer to office properties and equipment	-	-	-	(12,834)	(12,834)
Loans held for sale valuation adjustments	-	(1,556)	-	43	(1,513)
Recoveries (charge-offs)	166	-	(1,257)	(1,727)	(2,818)
Balance as of June 30, 2013	$49,211	14,653	14,573	121,627	200,064

During the second quarter of 2013, three commercial real estate loans and five residential loans serviced by others were transferred to real estate owned with a fair value less cost to sell of $3.9 million and $1.3 million, respectively.  During the three months ended June 30, 2013 FAR foreclosed on two storage facilities with a fair value of $12.8 million.  One of the properties is a traditional climate controlled storage rental facility.  The other property is a robotic high security climate controlled facility designed to store fine art, antiques, collectables, exotic cars and important documents.  FAR decided to retain and operate and with BBX Capital’s assistance, manage these facilities. The residential loan net recoveries resulted primarily from short sales and the transfer of loans to real estate owned where the fair value of the collateral less cost to sell was higher than the recorded investment of the loans.  The consumer loan net charge-offs resulted primarily from updated collateral valuations and secondarily from the valuations of loans becoming past due 120 days during the quarter.  The commercial loan net charge-offs resulted primarily from a $2.0 million charge-off of a loan secured by a hotel based on an updated valuation partially offset by recoveries on commercial loans transferred to real estate owned.

During the six months ended June 30, 2013, commercial loan principal paydowns consisted primarily of the repayment of four loans with an aggregate recorded investment of $26.2 million.  During the first six months of 2013, six commercial real estate loans and twelve residential loans serviced by others were transferred to real estate owned with a fair value less cost to sell of $8.1 million and $3.2 million, respectively.

At the indicated dates, FAR’s non-accrual and repossessed assets were as follows (in thousands):

CCRUAL

	As of
	June 30, 2013	December 31, 2012
NON-ACCRUAL ASSETS
Tax certificates (1)	$1,327	6,391
Commercial real estate (2)	62,580	94,167
Consumer	6,168	7,859
Residential	43,711	44,622
Total non-accrual assets	113,786	153,039
Repossessed Assets:
Tax certificates	545	704
Commercial real estate	18,810	12,956
Residential real estate	4,632	5,802
Small business real estate	1,533	2,030
Consumer real estate	301	505
Total repossessed assets	25,821	21,997
Total	$139,607	175,036

(1)	Excludes $0.5 million of tax certificates held for sale as of June 30, 2013.
(2)	Excludes $1.3 million of loans held for sale as of June 30, 2013 and December 31, 2012, respectively.

The decline in non-accrual tax certificates resulted primarily from the charge-off of $1.7 million, each, of Florida and out-of-state tax certificates and secondarily from tax certificate redemptions.  The tax certificate charge-offs had been reserved for in their entirety as of December 31, 2012.

The decrease in non-accrual loans during the six months ended June 30, 2013 resulted from charge-offs, loan repayments, and the transfer of loans to real estate owned.  The decrease in non-accrual commercial loans largely reflected the repayment of an $11.3 million commercial real estate loan and the transfer of $20.9 million of commercial real estate loans to real estate owned and properties and equipment.  The decline in non-accrual residential loans reflected the liquidation of residential loans through short sales and the transfer of loans to real estate owned.  The reduction in non-accrual consumer loans was due primarily to charge-offs and secondarily to loan repayments.

The higher balance of repossessed assets at June 30, 2013 compared to December 31, 2012 resulted primarily from commercial real estate loan foreclosures partially offset by $5.1 million of sales of real estate owned.  The real estate owned sold was mainly residential properties.

FAR’s accruing impaired loans at June 30, 2013 and December 31, 2012 consisted of troubled debt restructured loans where the borrower was in compliance with the loan’s modified terms.  The decline in non-accruing impaired commercial loans resulted primarily from the repayment of the $11.3 million commercial real estate loan discussed above partially offset by the transfer of two commercial real estate loans to nonaccrual due to delinquencies.

FAR’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of June 30, 2013 (1)		As of December 31, 2012 (2)
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$56,712	30,025	81,603	31,633
Consumer	1,350	7,718	1,438	8,191
Residential	6,511	1,419	5,525	3,695
Total	$64,573	39,162	88,566	43,519

(1)	Excludes $3.9 million and $4.7 million of non-accrual and accruing troubled debt restructured loans held for sale, respectively, as of June 30, 2013.
(2)	Excludes $3.1 million and $4.9 million of non-accrual and accruing troubled debt restructured loans held for sale, respectively, as of December 31, 2012.

The activity in the allowance for loan losses during the three and six month period ended June 30, 2013 was as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
Allowance for Loan Losses:	2013	2013
Balance, beginning of period	$4,571	4,002
Charge-offs :
Commercial real estate	(2,509)	(2,775)
Consumer	(911)	(1,287)
Residential	(59)	(448)
Total Charge-offs	(3,479)	(4,510)
Recoveries of loans
previously charged-off	2,078	2,501
Net charge-offs	(1,401)	(2,009)
Provision for loan losses	1,203	2,380
Balance, end of period	$4,373	4,373

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

The $1.2 million and $2.4 million provision for loan losses during the three months and six months ended June 30, 2013, respectively, resulted primarily from an increase in the consumer allowance for loan losses and charge-offs, partially offset by a reduction in the allowance for loan losses for commercial and residential loans due to an improved historical loss experience.

BBX Capital’s Consolidated Financial Condition

The Company’s total assets as of June 30, 2013 were $442.0 million compared to $470.7 million as of December 31, 2012.  The decline in total assets reflects the utilization of cash proceeds from loan repayments and real estate owned sales to repay BB&T’s preferred interest in FAR partially offset by increased borrowings in connection with the Company’s investment in Woodbridge.

The changes in the components of total assets from December 31, 2012 to June 30, 2013 are summarized below:

•

Decrease in cash primarily in connection with the investment in Woodbridge and payments of BB&T’s preferred interest in FAR partially offset by proceeds from loan repayments and the sale of real estate owned.

•	Decrease in tax certificate balances primarily due to $1.5 million of redemptions and a $0.3 million provision for tax certificate losses,
•	Decline in loans held for sale resulting primarily from the transfer of commercial loans to real estate owned, sale of a $0.5 million loan and $1.2 million of impairments on loans held for sale,
•	Lower loans receivable balances reflecting $41.5 million of loan repayments, $14.0 million of loans transferring to real estate owned and $12.8 million of transfers to property and equipment,
•	Investment of $85.5 million and $3.4 million of equity earnings in Woodbridge during three months ended June 30, 2013, partially offset by $8.8 million of dividends received from Woodbridge,
•

Decrease in real estate owned reflecting the sale of $18.9 million of properties and $3.5 million of real estate owned write-downs, partially offset by the transfer of $14.1 million of loans and tax certificates to real estate owned, and

•	Higher other asset balances resulting primarily from an investment of $1.3 million relating to a 13% interest in a real estate development joint venture.

The Company's total liabilities at June 30, 2013 were $196.6 million compared to $230.4 million at December 31, 2012.  The changes in the components of total liabilities from December 31, 2012 to June 30, 2013 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR utilizing proceeds from the monetization of FAR assets,
•	Increase in note payable to Woodbridge associated with the Company’s investment in Woodbridge and the issuance of a $11.75 million note,
•	Increase in notes payable from premium amortization, and
•	Decrease in other liabilities primarily due to the payment of $3.7 million of executive bonuses accrued during 2012.

BBX Capital’s Liquidity and Capital Resources

The Company’s principal source of liquidity was its cash holdings, funds obtained from scheduled payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate and distributions received from Woodbridge.  While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital.  The balance of BB&T’s preferred membership interest in FAR was approximately $154 million at June 30, 2013.  In August 2013, FAR received full payment on a $19.7 million commercial real estate loan which, upon the anticipated declaration of a dividend by the Board of Managers of FAR, will further reduce BB&T’s preferred membership interest in FAR.

BBX Capital’s cash at banks was $15.0 million at June 30, 2013 which does not include $6.8 million of cash in FAR.  The Company had $7.3 million of current liabilities as of June 30, 2013.    The Company expects that it will receive dividends from time to time from its investment in Woodbridge.  However, dividends from Woodbridge will be dependent on and subject to the results of operations, cash flows and business plans of Bluegreen, Woodbridge’s wholly owned subsidiary, as well as restrictions contained in Bluegreen’s debt facilities, and as a consequence BBX Capital may not receive dividends from Woodbridge in the time frames or amounts anticipated, or at all. The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% preferred interest in the net cash flows from FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs and real estate owned operating expenses and, to the extent of available liquidity, to pursue its business strategy of pursuing investments, directly or through joint ventures, in real estate (which may include acquisition and/or development) and middle market operating businesses as well as specialty finance activities over time as assets are monetized.

A significant source of liquidity is the liquidation of loans and real estate owned.  During the six months ended June 30, 2013, the proceeds from the liquidation of assets were approximately $18 million for CAM and BBX Partners and $40 million for FAR.

The Company’s Contractual Obligations and Off Balance Arrangements as of June 30, 2013 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$154,478	-	-	-	154,478
Operating lease obligation	1,938	365	796	777	-
Note payable to Woodbridge	11,750	-	-	11,750	-
Notes payable	11,505	162	648	3,153	7,542
Other obligations	261	120	141	-	-
Total contractual cash obligations	$179,932	647	1,585	15,680	162,020

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s results, particularly with respect to the Bluegreen Resorts, FAR and BBX reporting segments, are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.  Changes in interest rates can impact the net interest income recognized by BBX Capital and Bluegreen as well as the valuation of their respective assets and liabilities (as well as Woodbridge’s indebtedness at its parent company level).  The Company’s interest rate risk position did not significantly change during the six months ended June 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1.              Legal Proceedings

Except as set forth below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC; and John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC; 17th Judicial Circuit, Broward County, Florida.

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BBX Capital and BFC. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty, and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital to be acquired by BFC in the merger.  Mr. Ronan also asserted a cause of action against BFC and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties.  Mr. Ronan is seeking an injunction blocking the proposed merger.  On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger between BFC and BBX Capital for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo.  Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as John K. Grelle and Seth M. Wise, who serve as executive officers and directors of BFC and BBX Capital. The plaintiffs in the actions have moved for consolidation. BFC and BBX Capital believe the claims to be without merit and intend to vigorously defend the actions.

Item 1A.              Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.              Exhibits

                                    Exhibit 10.1  *                     Purchase Agreement, dated as of April 2, 2013, by and among Woodbridge Holdings, LLC, BBX Capital Corporation and BFC Financial Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2013)

                                    Exhibit 10.2  *                     Amended and Restated Operating Agreement of Woodbridge Holdings, LLC, dated April 2, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 5, 2013)

                                    Exhibit 10.3  *                     Agreement and Plan of Merger, dated as of May 7, 2013, by and among BFC Financial Corporation, BBX Merger Sub, LLC and BBX Capital Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 13, 2013)

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

BFC FINANCIAL CORPORATION

Date:  August 14, 2013By:/s/ Alan B. Levan

Alan B. Levan, Chief Executive Officer

Date:  August 14, 2013By:/s/ John K. Grelle

John K. Grelle, Chief Financial Officer and Chief Accounting Officer