Form 10-Q
period 2013-09-30
BFC FINANCIAL CORP
filed 2013-11-14
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2013

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

YES [X]NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X]NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of November 8, 2013 is as follows:

Class A Common Stock of $.01 par value, 75,841,783 shares outstanding.
Class B Common Stock of $.01 par value, 7,307,742 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and interest bearing deposits in banks ($6,937 in 2013 and $6,615 in 2012
held by variable interest entities ("VIE"))	$182,245	232,521
Restricted cash ($55,153 in 2013 and $38,399 in 2012 held by VIE)	84,698	54,335
Loans held for sale ($12,922 in 2013 and $20,052 in 2012 held by VIE)	16,150	24,748
Loans receivable, net of allowance for loan losses of $4,792 in 2013 and $5,311 in 2012
(including $129,052, net of $3,838 allowance in 2013 and $242,506, net of $4,003
allowance in 2012 held by VIE)	175,989	292,562
Notes receivable, including net securitized notes of $356,416 in 2013 and $354,939 in
2012, net of allowance of $73,280 in 2013 and $63,374 in 2012	471,859	487,110
Inventory	199,035	196,749
Real estate owned ($40,793 in 2013 and $21,997 in 2012 held by VIE)	88,125	82,161
Investments in unconsolidated affiliates	3,663	2,414
Properties and equipment, net ($12,669 in 2013 and $0 in 2012 held by VIE)	75,631	59,261
Intangible assets, net	64,199	64,370
Other assets ($1,389 in 2013 and $5,038 in 2012 held by VIE)	66,208	50,957
Total assets	$1,427,802	1,547,188

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC (held by VIE)	110,646	196,877
Receivable-backed notes payable - recourse ($6,927 in 2013 and $10,270 in 2012
held by VIE)	56,049	89,356
Receivable-backed notes payable - non-recourse (held by VIE)	385,752	356,015
Notes and mortgage notes payable and other borrowings	98,703	31,630
Junior subordinated debentures	146,795	144,831
Deferred income taxes	81,615	57,171
Shares subject to mandatory redemption	12,230	11,851
Other liabilities ($14,280 in 2013 and $13,603 in 2012 held by VIE)	156,592	151,668
Total liabilities	1,048,382	1,039,399

Commitments and contingencies (See Note 10)

Preferred stock of $.01 par value; authorized 10,000,000 shares: (See Note 11)
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with redemption value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 71,247,927 in 2013 and 70,309,331 in 2012	712	703
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 7,307,742 in 2013 and 6,859,501 in 2012	73	69
Additional paid-in capital	141,751	231,287
Accumulated earnings	72,090	66,747
Accumulated other comprehensive income	211	161
Total BFC Financial Corporation ("BFC") equity	214,837	298,967
Noncontrolling interests	164,583	208,822
Total equity	379,420	507,789
Total liabilities and equity	$1,427,802	1,547,188

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Sales of VOIs	$77,778	57,662	193,653	153,474
Fee-based sales commission	28,828	27,798	74,388	66,279
Other fee-based services revenue	21,201	19,401	60,902	57,091
Interest income	23,015	24,999	69,378	82,698
Net gains on the sales of assets	912	492	5,162	956
Other non-interest income	1,398	134	2,065	230
Total revenues	153,132	130,486	405,548	360,728

Costs and Expenses
Cost of VOIs sold	10,748	8,252	25,117	18,922
Cost of other fee-based services	12,760	10,416	37,576	35,353
Interest expense (See Note 11)	12,131	14,821	37,939	48,399
(Reversals of) provision for loan losses	(4,433)	257	(3,502)	(1,135)
(Loss recoveries on) impairments of assets	(73)	1,649	5,069	4,477
Selling, general and administrative expenses	93,849	86,917	259,013	232,321
Total costs and expenses	124,982	122,312	361,212	338,337

Gain on extinguishment of debt	-	-	-	29,875
Gain on the sale of Benihana investment	-	9,307	-	9,307
Other income	570	1,100	1,267	2,417
Income from continuing operations before income taxes	28,720	18,581	45,603	63,990
Less: Provision (benefit) for income taxes	11,552	(1,383)	24,669	14,631
Income from continuing operations	17,168	19,964	20,934	49,359
Discontinued operations:
(Loss) income from discontinued operations	(313)	292,306	(525)	288,129
Less: (Benefit) provision for income taxes	(121)	14,380	(205)	12,583
(Loss) income from discontinued operations	(192)	277,926	(320)	275,546

Net income	16,976	297,890	20,614	324,905
Less: Net income attributable to noncontrolling interests	7,373	139,760	15,271	143,816
Net income attributable to BFC	9,603	158,130	5,343	181,089
Preferred stock dividends (See Note 11)	-	-	-	(188)
Net income to common shareholders	$9,603	158,130	5,343	180,901

CONTINUED

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and Diluted Earnings (Loss) Per Common Share
Attributable to BFC (Note 15):
Basic Earnings (Loss) Per Common Share
Earnings per share from continuing operations	$0.12	0.12	0.07	0.40
Earnings (loss) per share from discontinued operations	-	1.93	(0.01)	1.94
Net earnings per common share	$0.12	2.05	0.06	2.34

Diluted Earnings (Loss) Per Common Share
Earnings per share from continuing operations	$0.12	0.12	0.07	0.40
(Loss) earnings per share from discontinued operations	(0.01)	1.91	(0.01)	1.92
Net earnings per common share	$0.11	2.03	0.06	2.32

Basic weighted average number of
common shares outstanding	83,287	77,135	83,227	77,135

Diluted weighted average number of common
and common equivalent shares outstanding	84,703	78,046	84,653	77,766

Amounts attributable to BFC common shareholders:
Income from continuing operations, net of tax	$9,795	9,408	5,640	30,974
(Loss) income from discontinued operations, net of tax	(192)	148,722	(297)	149,455
Net income available to common shareholders	$9,603	158,130	5,343	180,429

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Comprehensive Income - Unaudited
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$16,976	297,890	20,614	324,905

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale	4	355	50	8,969

Reclassification adjustments:
Net realized loss from settlement of defined benefit plan
(less income tax benefit of $2,222 for the three and nine
months ended September 30, 2012)	-	22,428	-	22,428

Net realized gain on securities available for sale (less
income tax benefit of $1,866 for the three and nine
months ended September 30, 2012)	-	(8,864)	-	(8,864)
Reclassification adjustments, net of tax	-	13,564	-	13,564

Other comprehensive income, net of tax	4	13,919	50	22,533

Comprehensive income, net of tax	16,980	311,809	20,664	347,438
Less: Comprehensive income attributable
to noncontrolling interests	7,373	149,607	15,271	153,340
Total comprehensive income attributable to BFC	$9,607	162,202	5,393	194,098

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statement of Changes in Equity - Unaudited
For the Nine Months Ended September 30, 2013
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2012	70,309	6,860	$703	69	231,287	66,747	161	298,967	208,822	507,789
Net income	-	-	-	-	-	5,343	-	5,343	15,271	20,614
Other comprehensive income	-	-	-	-	-	-	50	50	-	50
Net effect of subsidiaries' share-based transactions attributable to noncontrolling interests	-	-	-	-	-	-	-	-	1,894	1,894
Net effect of BBX's investment in Woodbridge attributable to noncontrolling interests	-	-	-	-	(6,309)	-	-	(6,309)	6,309	-
Net effect of Bluegreen merger attributable to noncontrolling interests	-	-	-	-	67,713	-	-	67,713	(67,713)	-
Consideration paid in connection with Bluegreen merger	-	-	-	-	(149,212)	-	-	(149,212)	-	(149,212)
Net effect of subsidiaries' share-based transactions attributable to BFC	-	-	-	-	(1,345)	-	-	(1,345)	-	(1,345)
Issuance of Common Stock from exercise of options	114	448	1	4	225	-	-	230	-	230
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	(0)	-	(0)
Purchase and retirement of Class A Common Stock	(564)	-	(6)	-	(1,477)	-	-	(1,483)	-	(1,483)
Share-based compensation	-	-	-	-	883	-	-	883	-	883
Balance, September 30, 2013	71,248	7,308	$712	73	141,751	72,090	211	214,837	164,583	379,420

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$45,198	119,465

Investing activities:
Proceeds from redemption of tax certificates	1,967	25,660
Proceeds from the sales of tax certificates	928	-
Purchase of tax certificates	(31)	(2,073)
Proceeds from the maturities of interest bearing deposits	496	5,655
Proceeds from the sales of securities available for sale	-	25,816
Proceeds from the maturities of securities available for sale	-	13,916
Cash paid in settlement of liabilities related to assets held for sale	-	(668)
Redemption of Federal Home Loan Bank stock ("FHLB")	-	9,980
Distributions from unconsolidated affiliates	39	82
Investment in unconsolidated affiliates	(1,300)	-
Net repayments of loans	83,380	322,050
Proceeds from the sales of loans transferred to held for sale	1,100	1,000
Proceeds from sales of real estate owned	25,226	24,944
Additions to real estate owned	-	(2,501)
Purchases of office property and equipment, net	(8,727)	(3,476)
Proceeds from the sale of communities division, net	-	27,750
Net cash outflow from the sale of BankAtlantic	-	(1,242,931)
Net cash provided by (used in) investing activities	$103,078	(794,796)

Financing activities:
Net increase in deposits	-	179,062
Repayment of BB&T preferred interest in FAR, LLC	(86,231)	(76,014)
Repayment of notes, mortgage notes payable and other borrowings	(179,261)	(257,949)
Proceeds from notes, mortgage notes payable and other borrowings	220,741	148,686
Payments for debt issuance costs	(4,723)	(2,659)
Proceeds from the exercise of BFC stock options	230	-
Proceeds from the exercise of subsidiary stock options	400	2
Consideration paid in connection with the Bluegreen merger	(149,212)	-
Distributions to non-controlling interest	-	(7,350)
Net cash used in financing activities	$(198,056)	(16,222)

Decrease in cash and cash equivalents	(49,780)	(691,553)
Cash and cash equivalents at beginning of period (1)	232,025	853,132
Cash and cash equivalents at end of period (2)	$182,245	161,579

		CONTINUED

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2013	2012

Supplemental cash flow information:
Interest paid on borrowings and deposits	$32,365	93,992
Income taxes paid	4,592	3,617
Income tax refunded	(245)	(1,103)

Supplementary disclosure of non-cash investing and financing activities:
Assumption of TruPS obligation by BB&T	-	285,000
Loans and tax certificates transferred to real estate owned	30,855	30,994
Loans receivable transferred to loans held-for-investment	1,312	14,185
Loans receivable transferred to loans held-for-sale	-	35,209
Loans receivable transferred to property and equipment	12,834	-
Tax certificates transferred to tax certificates held for sale	494	-
Inventory acquired through financing	-	1,270
Restricted cash received on securitization, pending provision
of additional collateral	21,226	-
Increase in BFC accumulated other
comprehensive income, net of taxes	50	13,009
Purchase and retirement of BFC's Class A Common Stock	(1,483)	-
Net effect of BBX's investment in Woodbridge attributable to
noncontrolling interest	(6,309)	-
Net effect of Bluegreen merger attributable to
noncontrolling interest	67,713	-
Net (decrease) increase in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	(1,345)	1,313
Decrease in equity attributable to Woodbridge's dissenting holders	-	(2,846)
Decrease in equity due to the change in fair value of shares
subject to mandatory redemption	-	(472)
Change due to the re-classification of redeemable preferred stock
to shares subject to mandatory redemption	-	(11,029)

(1)

Included in cash and interest bearing deposits in banks on the consolidated statements of financial condition as of December 31, 2012 and 2011 was $0.5 million and $5.7 million, respectively, of time deposits.  These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

(2)

Included in cash and interest bearing deposits in banks on the consolidated statement of financial condition as of September 30, 2012 was $0.5 million of time deposits.  These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.  There were no such time deposits recorded on the consolidated statement of financial condition as of September 30, 2013.

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation

Notes to Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the  consolidated financial condition of BFC at September 30, 2013; the consolidated results of operations and comprehensive income of BFC for the three and nine months ended September 30, 2013 and 2012; the consolidated cash flows of BFC for the nine months ended September 30, 2013 and 2012; and changes in consolidated equity of BFC for the nine months ended September 30, 2013. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period. These unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  All significant inter-company balances and transactions have been eliminated in consolidation. As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein. Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

BFC is a Florida-based holding company whose principal holdings include an approximately 52% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and a 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), which owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a sales, marketing and management company primarily focused on the hospitality and vacation ownership industries. BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, and real estate joint ventures and investments in middle market operating businesses.  BBX Capital holds the remaining 46% equity interest in Woodbridge.  BFC also holds interests in other investments and subsidiaries as described herein and previously held a significant investment in Benihana Inc. (“Benihana”) until the acquisition of Benihana by Safflower Holdings Corp. (“Safflower”) during August 2012. The Company reports the results of its continuing operations through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and Florida Asset Resolution Group (“FAR”).

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interests, including BBX Capital, Woodbridge and Bluegreen. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge). The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At September 30, 2013, BFC had an approximately 52% economic ownership interest in BBX Capital (excluding, for purposes of calculating the total amount of BBX Capital’s outstanding stock, restricted shares issued by BBX Capital to its officers which were unvested as of September 30, 2013).

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

BFC and BBX Capital- Acquisition of Renin Corporation

On October 30, 2013, Renin Holdings LLC, a newly formed joint venture entity beneficially owned 81% by BBX Capital and 19% by BFC, through newly formed acquisition subsidiaries (Renin Holdings LLC and its acquisition subsidiaries are collectively referred to herein as the “Purchasers”) acquired substantially all of the assets of Renin

Corp. and its subsidiaries (collectively, the “Sellers”), manufacturers of interior closet doors, wall décor, hardware and fabricated glass products, for approximately $14.6 million (the “Renin Acquisition”).  The $14.6 million transaction consideration is subject to certain potential post-closing adjustments based on the Sellers’ working capital as of the closing and certain contractually provided Seller indemnities.  At the closing, approximately $1.7 million of the transaction consideration was placed in escrow pending final determination of the working capital adjustment, if any, and final resolution of any indemnification obligations of the Sellers.  Bluegreen Specialty Finance, LLC, a subsidiary of Bluegreen, funded approximately $9.4 million of the transaction consideration in a term loan and revolver facility (the “Renin Loan”).  The Renin Loan includes a $3.0 million term loan and provides for additional borrowings of up to $9 million on a revolving basis ($6.4 million of which was drawn upon at the closing), subject to the terms of a borrowing basis specified in the Renin Loan.  Amounts outstanding under the  Renin Loan bear interest at a fixed rate of 7.25% per annum and are collateralized by substantially all of the assets of the Purchasers.  All amounts outstanding under the Renin Loan will, unless extended, become due on April 30, 2014. The balance of the transaction consideration of $5.2 million was funded approximately $4.2 million by BBX Capital and approximately $1.0 million by BFC in accordance with their percentage equity interests in Renin Holdings LLC.  The transaction consideration was used to satisfy certain of the Sellers’ outstanding debt and other liabilities, obligations and expenses.

The acquired assets include, among other things, inventory, trade accounts receivable, property, plant and equipment, and intellectual property and other intangible assets with an estimated carrying value, subject to adjustment, of $23 million.  In addition to acquiring the assets, approximately $9.0 million of certain trade accounts payable and accrued liabilities of the Sellers, which represent ordinary course business obligations incurred by the Sellers prior to the closing and certain accrued employee benefits, were assumed in the Renin Acquisition.  Additionally, the Purchasers offered employment to the Sellers’ current employees on substantially the same terms as in effect prior to the closing.

BBX Capital-Catalfumo Settlement Agreement

In June 2013, BBX Capital Asset Management, LLC, a wholly owned subsidiary of BBX Capital (“CAM”), entered into a settlement agreement with respect to litigation between CAM and Daniel S. Catalfumo and certain members of his family and affiliated entities (collectively, “Catalfumo”) relating to the Company’s lending relationship with Catalfumo. The agreement was amended on October 21, 2013.  Pursuant to the terms of the amended settlement agreement, Catalfumo has agreed to pay CAM $30 million in cash, of which $22 million was paid to BBX Capital on November 4, 2013.The receipt by BBX Capital of the $22 million cash payment will result in a gain of approximately $22 million in the 2013 fourth quarter.  The remaining $8 million payment plus accrued interest is anticipated to be repaid during the fourth quarter of 2013 and is due no later than April 10, 2014.  Interest on such $8 million payment will accrue at a rate of 24.95% per annum commencing on December 3, 2013. Catalfumo also agreed to transfer to CAM certain properties with an aggregate carrying value of $10.3 million as of September 30, 2013.  There is no assurance that Catalfumo will make the remaining agreed upon payment and transfer in accordance with the terms of the amended settlement agreement.  If Catalfumo does not comply with the terms of the settlement agreement, CAM will proceed with its litigation against Catalfumo.

Restricted Stock Grants

On October 7, 2013, the Compensation Committee of the Company’ Board of Directors approved restricted stock awards for certain of the Company’s executive officers (the “2013 RSAs”).  The 2013 RSAs were or are expected to be granted under the Company’s 2005 Stock Incentive Plan (the “Plan”) and relate to a total of 892,224 shares of the Company’s Class A Common Stock.  410,000 of the 2013 RSAs  were granted on October 7, 2013.  The remainder of the 2013 RSAs (the “Balance RSAs”), are subject to shareholder approval of an amendment to the Plan to increase the number of shares available for grant thereunder in an amount at least equal to the number of shares subject to the Balance RSAs.  The Company currently expects to seek shareholder approval of such amendment to the Plan at the Company’s 2014 Annual Meeting of Shareholders.

BBX Capital Merger Agreement

On May 7, 2013, BFC, BBX Merger Sub, LLC, a wholly-owned acquisition subsidiary of BFC (“BBX Merger Sub”), and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio.  Consummation of the merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BFC or BBX Capital.  To the extent permitted by applicable law, the Board of Directors of either BFC or BBX Capital may, in its discretion, choose to waive any of the conditions to consummation of the merger and proceed to closing. BFC has agreed in the merger agreement to vote all of the shares of BBX Capital’s Common Stock that it owns in favor of the merger agreement, which would constitute the requisite approval of the merger agreement by BBX Capital’s shareholders under Florida law. There is no assurance that the merger will be consummated on the currently contemplated terms or at all.

A consolidated purported class action lawsuit is pending in the 17th Judicial Circuit in and for Broward County, Florida which seeks to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court. BFC and BBX Capital believe that the lawsuit is without merit and intend to vigorously defend the action.  See Note 10 for additional information regarding this litigation.

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million.  The note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the note, with all outstanding amounts being due and payable at the end of the five-year term. During the second and third quarters of 2013, BBX Capital paid to Woodbridge a total of approximately $294,000 of interest on the note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During the second and third quarters of 2013, Bluegreen paid a total of $38 million in cash dividends to Woodbridge.  During the second and third quarters of 2013, Woodbridge declared and paid cash dividends totaling $36.1 million, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($19.5 million to BFC and $16.6 million to BBX Capital).

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

Sale of BankAtlantic

On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic, the former wholly-owned banking subsidiary of BBX Capital (the stock sale and related transactions are referred to in this report as the “BankAtlantic Sale” or the “BB&T Transaction”).  The BankAtlantic Sale was consummated pursuant to the terms of a definitive agreement, dated November 1, 2011, between BBX Capital and BB&T, as amended on March 13, 2012 (the “BB&T Agreement”). The March 13, 2012 amendment amended the previously contemplated terms of the transaction to, among other things, provide for the assumption by BB&T of BBX Capital’s $285.4 million in principal amount of then-outstanding trust preferred securities (“TruPS”) obligations.

Pursuant to the BB&T Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two subsidiaries, CAM and FAR. BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtlantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s then-outstanding approximately $285 million of TruPS obligations.  BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter own 100% of FAR through its ownership of FAR’s Class R units.  BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  At September 30, 2013, BB&T’s preferred interest in FAR was approximately $110.6 million.  In November 2013, FAR entered into a settlement agreement with a borrower providing for the payment of $23.3 million by a borrower in satisfaction of the borrower’s loan obligations.  The recorded investment on these loan obligations was $12.4 million as of September 30, 2013. The agreement requires the borrower to pay the funds to FAR during the fourth quarter of 2013.  However, there is no assurance that the borrower will make the agreed upon payment at the time or in the amount required by the settlement agreement, if at all.  Any receipt of funds by FAR would be utilized to pay FAR’s operating expenses and pay down the preferred membership interests in FAR in accordance with the terms of FAR’s operating agreement.

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

BankAtlantic’s historical Community Banking, Investment, Capital Services and Tax Certificate reporting units are reflected as “Discontinued Operations” in the Company’s unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012. See Note 3 for additional information regarding discontinued operations.  BBX Capital has continued to service and manage commercial loans following the sale of BankAtlantic to BB&T and may originate commercial loans in the future. As a result, the historical operations for BankAtlantic’s commercial lending reporting unit are included in the Company’s unaudited Consolidated Statements of Operations as continuing operations for the three and nine months ended September 30, 2012.  The Consolidated Statement of

Changes in Equity, Consolidated Statements of Comprehensive Income and Consolidated Statement of Cash Flows remain unchanged from the historical presentation for the nine months ended September 30, 2012.

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

We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses,  such as the investment we made in Renin during October 2013, invest in equity securities and/or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors considered by management.    There were no shares repurchased under the share repurchase program during the nine months ended September 30, 2013 or year ended December 31, 2012.

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

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors, a majority of whom were independent directors under the listing standards of the NYSE prior to the Bluegreen merger on April 2, 2013.   In addition, as a result of the Bluegreen merger, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC, which own 46% and 54%, respectively, of Woodbridge.  During the second and third quarters of 2013, Bluegreen paid cash dividends totaling $38 million to Woodbridge.  During the second and third quarters of 2013, Woodbridge declared and paid cash dividends totaling of $36.1 million, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($19.5 million to BFC and $16.6 million to BBX Capital).

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

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling $557,000 at September 30, 2013.  Woodbridge’s principal sources of liquidity are its cash holdings and dividend distributions received from Bluegreen.  As previously described, during the second and third quarters of 2013, Bluegreen paid a total of $38 million in cash dividends to Woodbridge, and Woodbridge subsequently paid a total of $36.1 million in cash dividends to its members, BFC and BBX Capital, based on their percentage ownership interests in Woodbridge.

On September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation (“WHC”). Pursuant to the merger, WHC merged with and into Woodbridge, and the shareholders of WHC at the effective time of the merger (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock in exchange for each share of WHC’s Class A Common Stock that they owned.  Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. In accordance with Florida law, Woodbridge thereafter commenced legal proceedings relating to the appraisal process.  In December 2009, a $4.6 million liability was recorded based on Woodbridge’s $1.10 per share offer to the Dissenting Holders, with a corresponding reduction to additional paid-in capital.  On July 5, 2012, the presiding court in the appraisal rights action determined the fair value of the Dissenting Holders’ shares to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result, the $4.6 million liability was increased to approximately $7.5 million (with a corresponding reduction to additional paid in capital of $2.8 million) during the quarter ended September 30, 2012 to account for the per share value awarded.   On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the Dissenting Holders for a total award to the Dissenting Holders of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter of 2012. Woodbridge has appealed the court’s ruling with respect to its fair value determination and the award of legal fees and costs.  On April 5, 2013, Woodbridge posted a $13.4 million bond in connection with the appeal. The outcome of the appeal is uncertain.

Bluegreen

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen may seek to put in place will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the payment of Bluegreen’s contractual obligations, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. Bluegreen will continue its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt securities or enter into joint ventures with third parties. If Bluegreen is unable to sell notes receivable or borrow under existing or new facilities, Bluegreen’s ability to satisfy its obligations would be materially adversely affected.

Carolina Oak

In 2007, Woodbridge’s predecessor acquired from Levitt and Sons, LLC (“Levitt and Sons”), its subsidiary at the time, all of the outstanding membership interests in Carolina Oak, LLC (“Carolina Oak”).  Carolina Oak engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008.

Woodbridge was the obligor under a $37.2 million loan collateralized by certain property owned by Carolina Oak.  During 2009, the lender declared the loan to be in default and filed an action for foreclosure.  On April 26, 2011, a settlement agreement was entered into to resolve the disputes and litigation relating to the loan. Under the terms and subject to the conditions of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period (which expired during April 2012), to fully release Woodbridge and Carolina Oak. In accordance with applicable accounting guidance, a deferred gain on debt settlement of $29.9 million was recorded in the Company’s consolidated statement of financial condition as of December 31, 2011 and was recognized as income in the quarter ended September 30, 2012 as a result of the full release of Woodbridge and Carolina Oak in April 2012.

BBX Capital

BBX Capital had cash of $18.4 million as of September 30, 2013, which does not include $6.9 million of cash held in FAR.  BBX Capital had $9.1 million of current liabilities as of September 30, 2013.  BBX Capital’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate, and distributions received from FAR and Woodbridge. While FAR is consolidated in BBX Capital’s financial statements, the cash held in FAR and generated by its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital.  Once BB&T receives such amount, BBX Capital will be the owner of all of FAR’s ownership interests.  The balance of BB&T’s preferred membership interest in FAR was approximately $110.6 million at September 30, 2013.  Based on current and expected liquidity needs and sources, BBX Capital expects to be able to meet its liquidity needs over the next twelve months.

3.    Discontinued Operations

Discontinued operations for the three and nine months ended September 30,  2013 related solely to Bluegreen Communities and are not significant.

Discontinued operations for the three and nine months ended September 30, 2012 included BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services components and Bluegreen Communities.  Discontinued operations for the nine months ended September 30, 2012 also included Cypress Creek Holdings, a subsidiary of Woodbridge.

The following table summarizes the results of discontinued operations for Bluegreen Communities for the three and nine months ended September 30, 2012 and Cypress Creek Holdings for the nine months ended September 30, 2012 (in thousands):

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
				Bluegreen
				Communities
				and Cypress
			Cypress	Creek
	Bluegreen	Bluegreen	Creek	Holdings
	Communities	Communities	Holdings	Total

Revenues	$-	3,815	3	3,818
Gain on sale of assets	-	-	4,446	4,446
	-	3,815	4,449	8,264
Costs and Expenses :
Other costs and expenses	740	6,457	52	6,509
Interest expense	-	1,386	-	1,386
Loss on assets held for sale	-	205	-	205
	740	8,048	52	8,100

(Loss) income from discontinued operations
before income taxes	(740)	(4,233)	4,397	164
Less: Benefit for income taxes	(393)	(2,190)	-	(2,190)
(Loss) income from discontinued operations	$(347)	(2,043)	4,397	2,354

Bluegreen Communities

In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash.  Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were not sold to Southstar.

Discontinued operations set forth in the table above include interest expense primarily on Bluegreen’s H4BG Communities Facility as certain of the assets classified as held for sale (and which were sold to Southstar as part of the Bluegreen Communities sale) served as collateral under this facility.

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

Pursuant to the sale to BB&T, in addition to certain assets associated with BBX Capital’s continuing Commercial Lending reporting unit, FAR also retained certain assets and liabilities that were associated with BBX Capital’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units).  BBX Capital determined that the ongoing cash flows relating to the retained assets of the disposed reporting units expected in future periods were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported in discontinued operations for the three and nine months ended September 30, 2012.  The results of operations and cash flows associated with the retained assets associated with the disposed reporting units were included in continuing operations for the three and nine months ended September 30, 2013.

The income from BankAtlantic’s Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations for the three and nine months ended September 30, 2012 was as follows (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2012	September 30, 2012
Net interest income (1)	$5,235	38,098
Provision for loan losses	1,865	18,383
Net interest income after
provision for loan losses	3,370	19,715
Gain on sale of BankAtlantic	293,461	293,461
Total non-interest income	4,978	37,235
Total non-interest expense (2) (3)	8,763	62,446
Income from discontinued operations
before income taxes	293,046	287,965
Provision for income taxes	14,773	14,773
Income from discontinued operations	$278,273	273,192

(1) Includes purchase accounting adjustments to increase net interest by approximately $0 and $714,000 for the three and nine months ended September 30, 2012, respectively.
(2) Includes purchase accounting adjustments to increase non-interest expense by approximately $0 and $812,000 for the three and nine months ended September 30, 2012, respectively.
(3) Pursuant to applicable accounting rules, all general corporate overhead was allocated to continuing operations.

4.    Fair Value Measurement

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s statements of financial condition as of September 30, 2013 or December 31, 2012.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	September 30	Assets	Inputs	Inputs	Months Ended
Description	2013	(Level 1)	(Level 2)	(Level 3)	September 30, 2013
Loans measured for impairment
using the fair value of the
underlying collateral	$24,154	-	-	24,154	4,565
Impaired real estate owned	48,803	-	-	48,803	2,287
Impaired loans held for sale	12,922	-	-	12,922	925
Total	$85,879	-	-	85,879	7,777

(1)

Total impairments represent the amount of losses recognized during the nine months ended September 30, 2013 on assets that were held and measured at fair value on a non-recurring basis as of September 30, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (Fair Value in thousands):

As of September 30, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)
Loans measured for impairment using the fair value of underlying collateral	$24,154	Fair Value of Collateral	Appraisal	$0.1 - 9.0 million ($0.4 million)
Impaired real estate owned	48,803	Fair Value of Property	Appraisal	$0.1 - 12.0 million ($1.9 million)
Impaired loans held for sale	12,922	Fair Value of Collateral	Appraisal	$0.1 - 2.2 million ($0.4 million)
Total	$85,879

(1)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2012	(Level 1)	(Level 2)	(Level 3)	September 30, 2012
Loans measured for impairment
using the fair value of the
underlying collateral	$60,492	-	-	60,492	4,869
Impaired real estate owned	36,494	-	-	36,494	4,302
Impaired loans held for sale	16,559	-	-	16,559	1,097
Total	$113,545	-	-	113,545	10,268

(1)

Total impairments represent the amount of losses recognized during the nine months ended September 30, 2012 on assets that were held and measured at fair value on a non-recurring basis as of September 30, 2012.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis was as follows (Fair Value dollars in thousands):

As of September 30, 2012	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)
Loans measured for impairment using the fair value of underlying collateral	$60,492	Fair Value of Property	Appraisal	$0.3 - 4.6 million ($3.4 million)
Impaired real estate owned	36,494	Fair Value of Property	Appraisal	$0.1 - 7.8 million ($2.6 million)
Impaired loans held for sale	16,559	Fair Value of Collateral	Appraisal	$0.3 - 4.3 million ($2.4 million)
Total	$113,545

(1)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2013 or December 31, 2012.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell. The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values as its loans are primarily secured by real estate.  BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral.  However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. BBX Capital generally recognizes impairment losses on homogenous loans based on third party broker price opinions or automated valuation services when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.  As a consequence, the calculation of the fair value of the collateral is considered Level 3 inputs.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at September 30, 2013 and December 31, 2012 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September 30,	September 30,	Assets	Inputs	Inputs
	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$182,245	182,245	182,245	-	-
Restricted cash	84,698	84,698	84,698	-	-
Loans receivable including loans held for sale, net	192,139	208,736	-	-	208,736
Notes receivable, net	471,859	536,900	-	-	536,900

Financial liabilities:
Receivable-backed notes payable	$441,801	452,600	-	-	452,600
Notes and mortgage notes payable and other borrowings	98,703	99,985	-	-	99,985
BB&T preferred interest in FAR	110,646	111,747	-	-	111,747
Junior subordinated debentures	146,795	115,300	-	-	115,300
Shares subject to mandatory redemption	12,230	12,230	-	-	12,230

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2012	2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$232,521	232,521	232,521	-	-
Restricted cash	54,335	54,335	54,335	-	-
Loans receivable including loans held for sale, net	317,310	316,075	-	-	316,075
Notes receivable, net	487,110	550,000	-	-	550,000

Financial liabilities:
Receivable-backed notes payable	$445,371	454,000	-	-	454,000
Notes and mortgage notes payable and other borrowings	31,630	31,301	-	-	31,301
BB&T preferred interest in FAR	196,877	201,099	-	-	201,099
Junior subordinated debentures	144,831	117,000	-	-	117,000
Shares subject to mandatory redemption	11,851	12,100	-	-	12,100

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

The amounts reported in the consolidated statement of financial position relating to Bluegreen’s notes and mortgage notes payable and other borrowings, including receivable-backed notes payable, that provide for variable interest rates approximate the estimated fair values.  The fair value of Bluegreen’s fixed rate receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.  These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.  The fair value of BBX Capital’s notes payable is measured using the income approach with Level 3 inputs and was obtained by discounting the forecasted cash flows based on risk adjusted market interest rates.

5.    BBX Capital’s Loans Receivable

BBX Capital’s loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Commercial non-real estate	$10,350	12,006
Commercial real estate:
Residential	40,091	62,523
Other	70,776	151,524
Consumer	13,963	16,907
Residential:
Residential-interest only	15,117	17,798
Residential-amortizing	30,352	36,999
Total gross loans	180,649	297,757
Adjustments:
Premiums, discounts and net deferred fees	132	116
Allowance for loan losses	(4,792)	(5,311)
Loans receivable -- net	$175,989	292,562

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was as follows (in thousands):

	September 30,	December 31,
Loan Class	2013	2012
Commercial non-real estate	$3,331	3,362
Commercial real estate:
Residential	39,080	60,937
Other	50,967	79,014
Consumer	5,796	7,859
Residential:
Interest only	14,103	16,115
Amortizing	26,070	28,507
Total nonaccrual loans	$139,347	195,794

An age analysis of the past due recorded investment in loans receivable as of September 30, 2013 and December 31, 2012 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
September 30, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	1,063	2,269	3,332	7,018	10,350
Commercial real estate:
Residential	3,977	-	25,831	29,808	10,283	40,091
Other	-	323	26,676	26,999	43,777	70,776
Consumer	634	504	5,123	6,261	7,702	13,963
Residential:
Residential-interest only	39	-	12,511	12,550	2,567	15,117
Residential-amortizing	1,521	177	21,882	23,580	6,772	30,352
Total	$6,171	2,067	94,292	102,530	78,119	180,649

(1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of September 30, 2013.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2012	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$2,411	-	3,362	5,773	6,233	12,006
Commercial real estate:
Residential	842	1,716	50,634	53,192	9,331	62,523
Other	-	5,843	30,102	35,945	115,579	151,524
Consumer	677	524	7,165	8,366	8,541	16,907
Residential:
Residential-interest only	397	-	16,115	16,512	1,286	17,798
Residential-amortizing	984	1,520	28,052	30,556	6,443	36,999
Total	$5,311	9,603	135,430	150,344	147,413	297,757

(1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of December 31, 2012.

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the three months ended September 30, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,384	972	-	2,725	163	5,244
Charge-off :	-	(227)	-	(241)	(141)	(609)
Recoveries :	53	3,596	73	289	579	4,590
Provision:	116	(3,992)	(73)	(225)	(259)	(4,433)
Ending balance	$1,553	349	-	2,548	342	4,792
Ending balance individually
evaluated for impairment	$954	-	-	-	-	954
Ending balance collectively
evaluated for impairment	599	349	-	2,548	342	3,838
Total	$1,553	349	-	2,548	342	4,792
Loans receivable:
Ending balance individually
evaluated for impairment	$3,332	90,750	-	4,921	40,146	139,149
Ending balance collectively
evaluated for impairment	$7,018	20,117	-	9,042	5,323	41,500
Total	$10,350	110,867	-	13,963	45,469	180,649
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	(1,312)	(1,312)

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the three months ended September 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$800	4,383	1,326	407	237	7,153
Charge-offs:	(1,376)	(558)	(1,619)	(615)	(1,091)	(5,259)
Recoveries :	421	2,992	155	40	700	4,308
Provision :	2,084	(3,371)	306	896	342	257
Discontinued operations
provision:	-	70	(168)	63	171	136
Ending balance	$1,929	3,516	-	791	359	6,595
Ending balance individually
evaluated for impairment	$1,490	1,586	-	-	-	3,076
Ending balance collectively
evaluated for impairment	439	1,930	-	791	359	3,519
Total	$1,929	3,516	-	791	359	6,595
Loans receivable:
Ending balance individually
evaluated for impairment	$6,620	176,383	-	8,010	38,904	229,917
Ending balance collectively
evaluated for impairment	$5,115	46,912	-	10,938	21,512	84,477
Total	$11,735	223,295	-	18,948	60,416	314,394
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	19,069	-	-	19,069
Transfer from loans held for sale	$-	-	-	-	(14,185)	(14,185)

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-off :	-	(3,915)	-	(1,528)	(589)	(6,032)
Recoveries :	308	5,743	189	1,306	1,469	9,015
Provision :	(490)	(3,348)	(189)	1,509	(984)	(3,502)
Ending balance	$1,553	349	-	2,548	342	4,792
Proceeds from loan sales	$-	1,100	-	-	-	1,100
Transfer to held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	(1,312)	(1,312)

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,054	7,168	22,554	16,704	129,887
Charge-off :	(15,991)	(53,839)	(3,991)	(8,028)	(12,847)	(94,696)
Recoveries :	861	4,623	425	1,071	1,977	8,957
Provision :	2,549	(5,228)	306	896	342	(1,135)
Transfer to held for sale:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations
provision:	-	70	546	4,937	6,674	12,227
Ending balance	$1,929	3,516	-	791	359	6,595
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	1,000	-	-	-	1,000
Transfer to held for sale	$-	-	35,209	-	-	35,209
Transfer from loans held for sale	$-	-	-	-	(14,185)	(14,185)

During the first quarter of 2012, BBX Capital charged down its recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell based on the Office of the Comptroller of the Currency (the “OCC”) guidance to thrifts regarding valuation allowances on collateral dependent loans.  This charge down consisted entirely of the charging off of existing specific valuation allowances.  As a specific valuation allowance was previously established for these loans, the charge-offs did not impact BBX Capital’s provision for loan losses or net loss during the three months ended March 31, 2012, but did reduce BBX Capital’s allowance for loan losses and recorded investment in the loans.

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

BBX Capital’s impaired loans as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	As of September 30, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$3,002	4,474	954	3,032	3,287	784
Commercial real estate:
Residential	-	-	-	637	2,172	1
Other	-	-	-	27,558	39,194	836
Consumer	1,030	3,085	1,030	-	-	-
Residential:
Residential-interest only	-	-	-	-	-	-
Residential-amortizing	-	-	-	-	-	-
Total with allowance recorded	$4,032	7,559	1,984	31,227	44,653	1,621
With no related allowance recorded:
Commercial non-real estate	$330	635	-	330	634	-
Commercial real estate:
Residential	39,080	83,998	-	64,684	141,842	-
Other	51,670	81,188	-	84,669	118,665	-
Consumer	12,098	14,931	-	16,050	20,501	-
Residential:
Residential-interest only	14,103	24,779	-	16,421	28,808	-
Residential-amortizing	27,503	42,540	-	31,896	48,820	-
Total with no allowance recorded	$144,784	248,071	-	214,050	359,270	-
Total:
Commercial non-real estate	$3,332	5,109	954	3,362	3,921	784
Commercial real estate	90,750	165,186	-	177,548	301,873	837
Consumer	13,128	18,016	1,030	16,050	20,501	-
Residential	41,606	67,319	-	48,317	77,628	-
Total	$148,816	255,630	1,984	245,277	403,923	1,621

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three and nine months ended September 30, 2013 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013		September 30, 2013
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$3,003	5	3,019	89
Commercial real estate:
Residential	-	-	-	-
Other	-	-	16,384	350
Consumer	1,186	-	1,069	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$4,189	5	20,472	439
With no related allowance recorded:
Commercial non-real estate	$330	-	330	-
Commercial real estate:
Residential	39,734	608	41,556	921
Other	52,055	313	69,373	986
Consumer	12,102	71	13,388	213
Residential:
Residential-interest only	14,106	31	14,784	59
Residential-amortizing	27,550	170	29,102	403
Total with no allowance recorded	$145,877	1,193	168,533	2,582

Commercial non-real estate	$3,333	5	3,349	89
Commercial real estate	91,789	921	127,313	2,257
Small business	-	-	-	-
Consumer	13,288	71	14,457	213
Residential	41,656	201	43,886	462
Total	$150,066	1,198	189,005	3,021

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three and nine months ended September 30, 2012 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2012
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$4,339	-	4,387	29
Commercial real estate:
Residential	11,145	-	12,991	139
Other	19,988	221	19,996	658
Small business:
Real estate	-	-	-	-
Non-real estate	-	-	-	-
Consumer	-	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$35,472	221	37,374	826
With no related allowance recorded:
Commercial non-real estate	$2,558	-	2,185	108
Commercial real estate:
Residential	51,791	124	59,559	434
Other	108,737	586	118,181	1,408
Small business:
Real estate	6,905	96	6,995	290
Non-real estate	2,279	27	2,444	86
Consumer	17,921	75	18,358	223
Residential:
Residential-interest only	20,992	-	21,841	-
Residential-amortizing	35,542	28	37,355	82
Total with no allowance recorded	$246,725	936	266,918	2,631

Commercial non-real estate	$6,897	-	6,572	137
Commercial real estate	191,661	931	210,727	2,639
Small business	9,184	123	9,439	376
Consumer	17,921	75	18,358	223
Residential	56,534	28	59,196	82
Total	$282,197	1,157	304,292	3,457

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

BBX Capital monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a non-homogeneous real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of September 30, 2013 were $90.9 million of collateral dependent loans, of which $87.5 million were measured for impairment using current appraisals and $3.4 million were measured by adjusting appraisals, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date.  The loans that did not have current appraisals were adjusted down by an aggregate amount of $0.8 million based on changes in market conditions.

Credit Quality Information

BBX Capital monitors delinquency trends, net charge-off levels,  levels of impaired loans, current loan to value ratios, credit scores and general economic conditions in an effort to assess loan credit quality.  BBX Capital assesses commercial loan credit quality through accrual and non-accrual loan classifications.  Commercial loans are generally placed on non-accrual status when the full payment of the loan’s principal and interest is in doubt, which may be due to factors including material deterioration of conditions surrounding the principal source of repayment, insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the loan-to-value ratio of the loan’s collateral or delinquencies greater than ninety days.  Accruing commercial loans are generally loans in which BBX Capital’s management believes that it is probable that BBX Capital will collect loan payments in accordance with the contractual or modified contractual terms of the loan.

The following table presents the amount of BBX Capital’s accruing and non-accruing commercial loans by loan class as of September 30, 2013 (in thousands):

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Accruing	$7,019	1,011	19,809
Nonaccruing	3,331	39,080	50,967
Total	$10,350	40,091	70,776

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

The loan-to-value ratios of BBX Capital’s residential loans were as follows (in thousands):

	As of September 30, 2013 (1)		As of December 31, 2012 (2)
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
<=60%	$412	8,436	413	6,762
60.1% - 70%	392	2,940	945	1,922
70.1% - 80%	1,247	4,292	1,082	4,044
80.1% - 90%	2,623	4,557	1,584	5,300
>90%	10,443	10,127	13,774	18,971
Total	$15,117	30,352	17,798	36,999

(1)	Loan-to-value ratios for the majority of the portfolio were obtained during the second quarter of 2013 based on broker price opinions.
(2)	Loan-to-value ratios for the majority of the portfolio were obtained during the fourth quarter of 2012 based on broker price opinions.

BBX Capital monitors the credit quality of its portfolio of consumer loans utilizing borrower FICO® scores.   The FICO® scores of BBX Capital’s consumer loans were as follows (in thousands):

	Consumer Loans
	September 30,	December 31,
FICO® Scores	2013 (1)	2012 (2)
Unavailable	$349	233
<500	919	449
500-619	8,344	10,241
620-679	2,834	2,531
>679	1,517	3,453
	$13,963	16,907

(1)	FICO® scores for the majority of the portfolio were obtained during the third quarter of 2013.
(2)	FICO® scores for the majority of the portfolio were obtained during the fourth quarter of 2012.

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

Consumer and residential troubled debt restructured loans had no financial statement effect as the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, in place of the general allowance for those loans that had not already been placed on nonaccrual status. There was an impact to the allowance for loan losses associated with loans for which concessions were made, as the concessions generally resulted from the expectation of slower future cash flows.

There were no troubled debt restructurings during the three or nine months ended September 30, 2013.  During the three months ended September 30, 2012, BBX Capital modified two non-real-estate small business loans with a recorded investment of $296,000 in a troubled debt restructuring.  During the nine months ended September 30, 2012, two small business real estate loans, two small business non-real estate loans, one consumer loan and one residential amortizing loan with recorded investments of $342,000, $296,000, $47,000 and $62,000, respectively, were modified in troubled debt restructurings.

There were no loans modified in troubled debt restructurings since January 1, 2012 that experienced a payment default during the three or nine months ended September 30, 2013.  There was one residential commercial real estate loan and two other commercial real estate loans with a recorded investment of $6.9 million and $22.1 million, respectively that were modified in troubled debt restructurings since January 1, 2011 that experienced a payment default during the three months ended September 30, 2012.  There were two residential amortizing loans, two residential interest only loans, one residential commercial real estate loan and two other commercial real estate loans with recorded investments of $177,000, $247,000, $6.9 million and $22.1 million, respectively, that were modified in troubled debt restructurings since January 1, 2011 that experienced a payment default during the nine months ended September 30, 2012.

Loans held for sale

BBX Capital’s loans held for sale as of September 30, 2013 consisted of $12.9 million of small business loans and $3.2 million of commercial real estate loans.  BBX Capital’s loans held for sale as of December 31, 2012 consisted of $18.8 million of small business loans and $6.0 million of commercial real estate loans.

6.     Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable (dollars in thousands):

	As of
	September 30, 2013	December 31, 2012
Notes receivable secured by Vacation Ownership Interests ("VOIs"):
VOI notes receivable - non-securitized	$126,133	139,777
VOI notes receivable - securitized	422,967	420,451
Purchase accounting adjustment	(8,188)	(14,736)
	540,912	545,492

Allowance for credit losses	(72,925)	(63,103)
VOI notes receivable, net	467,987	482,389
Allowance as a % of VOI notes receivable	13%	12%

Notes receivable secured by homesites:
Homesite notes receivable	$4,227	4,992
Allowance for credit losses	(355)	(271)
Homesite notes receivable, net	3,872	4,721
Allowance as a % of homesite notes receivable	8%	5%

Total notes receivable
Gross notes receivable	553,327	565,220
Purchase accounting adjustment	(8,188)	(14,736)
Allowance for credit losses	(73,280)	(63,374)
Notes receivable, net	$471,859	487,110
Allowance as a % of notes receivable	13%	12%

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method. BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of September 30, 2013 and December 31, 2012, the outstanding contractual unpaid principal balance of the acquired notes was $120.7 million and $150.1 million, respectively. During June 2013, management revised its assumptions used in the calculation of cash flows expected to be collected on the acquired notes resulting in a $5.7 million impairment charge which was recorded as a valuation allowance. As of September 30, 2013 and December 31, 2012, the carrying amount of the acquired notes was $106.8 million (net of a valuation allowance of $5.7 million) and $135.4 million, respectively.

The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at September 30, 2013 and December 31, 2012. The following is a reconciliation of accretable yield as of September 30, 2013 and December 31, 2012 (in thousands):

	For the Nine	For the Twelve
	Months Ended	Months Ended
Accretable Yield	September 30,	December 31,
	2013	2012
Balance, beginning of period	$54,170	74,526
Accretion	(13,341)	(22,168)
Reclassification (to) from nonaccretable yield	(6,068)	1,812
Balance, end of period	$34,761	54,170

The weighted-average interest rate on Bluegreen’s notes receivable was 15.7% and 15.5% at September 30, 2013 and December 31, 2012, respectively.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on loans secured by VOIs was 15.8% and 15.6%  as of September 30, 2013 and December 31, 2012, respectively.   The majority of Bluegreen’s notes receivable secured by homesites bear interest at variable rates.  The weighted-average interest rate charged on notes receivable secured by homesites was 7.7% as of both September 30, 2013 and December 31, 2012.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all of Bluegreen’s delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of September 30, 2013 and December 31, 2012, $10.9 million and $12.1 million, respectively, of the VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.    Bluegreen’s VOI notes receivable that are approximately 120 days past due are generally charged off as uncollectible.

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

The table below sets forth the activity in Bluegreen’s allowance for loan losses (including homesite notes receivable) during the nine month periods ended September 30, 2013 and 2012 (in thousands):

	September 30,
	2013	2012
Balance, beginning of period	$63,374	73,260
Provision for credit losses	29,850	19,502
Write-offs of uncollectible receivables	(19,944)	(26,679)
Balance, end of period	$73,280	66,083

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Current	$527,161	534,080
31-60 days	6,357	7,843
61-90 days	4,680	6,181
> 90 days (1) (2)	10,902	12,124
Purchase accounting adjustments	(8,188)	(14,736)
Total	$540,912	545,492

(1)

Includes $5.5 million as of both September 30, 2013 and December 31, 2012 relating to VOI notes receivable that, as of such date, had been defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit loss.

(2)	Bluegreen’s VOI notes receivable that are approximately 120 days past due are generally charged off as uncollectible and once charged off are not included in the table.

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

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a variable interest entity. Bluegreen’s analysis includes both quantitative and qualitative reviews. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and bases its qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. Bluegreen also uses qualitative analysis to determine if Bluegreen must consolidate a variable interest entity as the primary beneficiary.  In accordance with applicable accounting guidance currently in effect, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is the primary beneficiary and, therefore, consolidates the entities into its financial statements.  As previously described, BFC consolidates Bluegreen and its consolidated subsidiaries and VIEs into BFC’s financial statements.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes receivable for new notes receivable at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted notes receivable.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the nine months ended September 30, 2013 and 2012 were $5.4 million and $8.2 million, respectively. Bluegreen’s maximum exposure to loss relating to non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the associated notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of the VIEs of Bluegreen included in the consolidated statements of financial condition is set forth below (in thousands):

	September 30,	December 31,
	2013	2012
Restricted cash	$55,153	$38,399
Securitized notes receivable, net	356,416	354,939
Receivable backed notes payable - non-recourse	385,752	356,015
Receivable backed notes payable - recourse	6,927	10,270

The restricted cash and the securitized notes receivable balances set forth above are restricted to satisfy obligations of the VIEs.

BBX Capital

In consideration for BB&T assuming BBX Capital’s  $285.4 million in principal amount of TruPS, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum.  At that time, BB&T’s interest in FAR will terminate, and BBX Capital, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter own 100% of FAR.   BBX Capital provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At September 30, 2013, BB&T’s preferred interest in FAR had been reduced to approximately $110.6 million.

BBX Capital’s variable interests in FAR include its 5%  preferred membership interest in the cash flows of FAR, rights to 100% ownership of FAR and the incremental $35 million guarantee in favor of BB&T.  BBX Capital also services approximately $15.9 million of FAR’s commercial loans, $12.7 million of FAR’s properties and equipment and $9.7 million of FAR’s real estate owned.  BBX Capital has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s amended and restated limited liability company operating agreement.

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

The activities of FAR are governed by the amended and restated limited liability company operating agreement, which grants the Board of Managers management authority over FAR.  The Board of Managers has four members, two members elected by BBX Capital and two members elected by BB&T.  Any action on matters before the Board of Managers requires the approval of at least three of the members.  The members designated by BB&T will resign from the Board of Managers upon the full redemption of its preferred interest in FAR.

The carrying amount of assets and liabilities of FAR and the classification of these assets and liabilities in BFC’s consolidated statements of financial condition was as follows (in thousands):

	September 30,	December 31,
	2013	2012
Cash and interest bearing deposits in banks	$6,937	6,615
Loans held for sale	12,922	20,052
Loans receivable, net	129,052	242,506
Real estate owned	40,793	21,997
Office properties and equipment	12,669	-
Other assets (1)	1,389	5,038
Total assets	$203,762	296,208
BB&T preferred interest in FAR, LLC	$110,646	196,877
Other liabilities	14,280	13,603
Total liabilities	$124,926	210,480

(1)	Included in other assets as of September 30, 2013 and December 31, 2012 was $0.8 million and $3.4 million of tax certificates, net of allowance of $0.6 million and $3.6 million, respectively.

Until BB&T’s preference amount is repaid, the proceeds from the monetization of FAR’s assets are restricted to payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interests. FAR currently anticipates making distributions at least quarterly.  As the holder of 5% of the preferred interests, BBX Capital will receive 5% of such distributions.  FAR finances its activities through revenues from principal and interest payments received on, and the monetization of, its assets.

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $114 million as of September 30, 2013,  consisting of $79 million of net assets plus the $35 million incremental guarantee.

8.     Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012

Completed VOI units	$175,426	189,812
Construction-in-progress	7,119	562
Real estate held for future development	83,939	83,632
Land and facilities held for sale	1,441	1,392
Subtotal	267,925	275,398
Purchase accounting adjustment	(68,890)	(78,649)
Total	$199,035	196,749

The Company’s inventory is primarily comprised of Bluegreen’s completed VOIs, Bluegreen’s VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to the inventory held by Bluegreen Resorts, Bluegreen’s operating segment, during the nine months ended September 30, 2013 or 2012.

Interest capitalized to VOI inventory during the nine months ended September 30, 2013 and 2012 was insignificant. The interest expense reflected in the consolidated financial statements is net of capitalized interest.

9.     Debt

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth the balances of the lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable) and notes payable of BBX Capital as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	As of September 30, 2013			As of December 31, 2012
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$72,000	8.05%	55,703	-	-	-
Foundation Capital	9,159	8.00%	20,047	9,351	8.00%	14,048
Capital Source Term Loan	4,411	5.93%	10,739	4,870	7.50%	11,162
Textron AD&C Facility	-	-	-	2,828	4.75%	9,654
Fifth Third Bank Note	2,531	3.18%	4,343	2,701	3.21%	4,357
Other	344	5.00-6.00%	2,200	1,801	5.00-6.00%	4,441
	88,445		93,032	21,551		43,662
Less purchase accounting adjustments	(183)		-	(222)		-
Total Bluegreen	88,262		93,032	21,329		43,662

BBX Capital:
Promissory note (1)	8,563	Prime + 1.0%	19,570	8,512	Prime + 1.0%	19,570
Commercial real estate note	1,878	8.00%	3,159	1,789	8.00%	3,159
Total BBX Capital	10,441		22,729	10,301		22,729

Total Notes Payable	$98,703		115,761	31,630		66,391

(1)	The promissory note bears interest at Prime Rate (as published in the Wall Street Journal) plus 1.00%.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund Bluegreen’s operations. New debt issuances and significant changes related to Bluegreen’s lines-of-credit and notes payable facilities (other than receivable-backed notes payable) during the nine months ended September 30, 2013 include:

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

CapitalSource Term Loan. In November 2012, Bluegreen entered into a $5.0 million non-revolving term loan with CapitalSource Bank secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort (the “CapitalSource Term Loan”). In July 2013, the CapitalSource Term Loan was amended to increase its then outstanding balance from $2.9 million to $4.5 million, extend the maturity date from November 2015 to July 2016, and reduce the interest rate from 30-day LIBOR plus 6.75% to 30-day LIBOR plus 5.75%.  The CapitalSource Term Loan is cross-collateralized with the CapitalSource Facility, which is described below.

BBX Capital

As described in further detail in Note 1, during April 2013, BBX Capital issued an $11.75 million promissory note in favor of Woodbridge. Because this promissory note is a transaction between two of BFC’s consolidated entities, it has been eliminated in consolidation and is therefore not reflected in the above table.  Other than with respect to such promissory note, BBX Capital had no new debt issuances and there were no significant changes related to BBX Capital’s notes payable during the nine months ended September 30, 2013.

Woodbridge Junior Subordinated Debentures

There were no significant changes related to Woodbridge’s $85.0  million of junior subordinated debentures at September 30, 2013.

Receivable-Backed Notes Payable

The table below sets forth the information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of September 30, 2013				As of December 31, 2012
			Principal				Principal
			Balance of				Balance of
			Pledged/				Pledged/
	Debt	Interest	Secured		Debt	Interest	Secured
	Balance	Rate	Receivables		Balance	Rate	Receivables
Recourse receivable-backed notes payable:
Liberty Bank Facility	$13,884	6.00%	17,924		29,754	6.00%	35,480
GE Bluegreen/Big Cedar
Receivables Facility	1,823	1.93%	15,978		7,517	1.96%	19,665
Legacy Securitization (1)	7,713	12.00%	15,747		11,436	12.00%	19,442
NBA Receivables Facility	15,758	4.50-6.75%	22,616		22,209	4.50-6.75%	27,655
CapitalSource Facility	17,708	4.68%	22,785		19,890	6.50%	26,886
Total before discount	56,886		95,050		90,806		129,128
Less unamortized discount on
Legacy Securitization	(786)		-		(1,166)		-
	56,100		95,050		89,640		129,128
Less purchase accounting adjustment	(51)		-		(284)		-
Total	$56,049		95,050		89,356		129,128

Non-recourse receivable-backed notes payable:
BB&T Purchase Facility	$-	4.25%	-		-	4.25%	-
Quorum Purchase Facility	19,349	5.50-6.90%	22,383		15,683	6.00-8.00%	18,596
GE 2004 Facility	4,900	7.16%	5,470		6,292	7.16%	7,151
2005 Term Securitization	-	-	-		26,749	5.98%	28,984
GE 2006 Facility	27,288	7.35%	30,484		33,287	7.35%	37,560
2006 Term Securitization	22,502	6.16%	24,064		29,515	6.16%	31,825
2007 Term Securitization	47,877	7.32%	53,257		59,701	7.32%	66,654
2008 Term Securitization	18,237	7.88%	20,601		22,830	7.88%	25,758
2010 Term Securitization	54,144	5.54%	64,910		66,058	5.54%	79,418
2012 Term Securitization	80,830	2.94%	89,275		95,900	2.94%	105,061
2013 Term Securitization	110,625	3.20%	118,000	(2)	-	-	-
Total	$385,752		428,444		356,015		401,007
Total receivable-backed debt	$441,801		523,494		445,371		530,135

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.
(2)

Included in the balance of secured receivables is $22.6 million of receivables that are expected to be provided to the Trust (as defined below) by December 26, 2013.  See “2013 Term Securitization” below for additional information.

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during the nine months ended September 30, 2013 include:

2013 Term Securitization. On September 26, 2013, Bluegreen completed a private offering and sale of approximately $110.6 million of investment-grade, timeshare loan-backed notes, (the "2013-A Term Securitization"). The 2013-A Term Securitization consisted of the issuance of two tranches of timeshare loan-backed notes : approximately $89.1 million of Class A and $21.5 million of Class B notes with note interest rates of 3.01% and 4.00%, respectively, which blended to an overall weighted average note interest rate of approximately 3.20%. The gross advance rate for this transaction was 93.75%. The Notes mature on December 4, 2028.

The amount of the timeshare receivables sold to BXG Receivables Note Trust 2013-A (the “Trust”) was approximately $118.0 million, approximately $95.4 million of which was sold to the Trust at closing and approximately $22.6 million is expected to be sold to the Trust prior to December 26, 2013. The gross proceeds of such sales to the Trust are anticipated to be approximately $110.6 million. A portion of the proceeds received to date was used to: repay approximately $39.3 million, representing all amounts outstanding (including accrued interest) under Bluegreen's existing purchase facility with Branch Banking and Trust Company (the "BB&T Purchase Facility"); repay Liberty Bank approximately $9.7 million, (including accrued interest and a prepayment fee) under Bluegreen's existing facility with Liberty Bank (the “Liberty Bank Facility”); capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2013-A Term Securitization, Bluegreen, as servicer, funded approximately $15.4 million in connection with the servicer redemption of the notes related to the trust established for Bluegreen’s 2005 Term Securitization, and certain of the timeshare loans in such trusts were sold to the Trust in connection with the 2013-A Term Securitization. The remainder of the gross proceeds from the 2013-A Term Securitization (net of the servicer redemption) of approximately $43.0 million, of which approximately $21.2 million are expected to be received as the aforementioned approximately $22.6 million of timeshare receivables are sold to the Trust, are expected to be used by Bluegreen for general corporate purposes.

While ownership of the timeshare receivables included in the 2013-A Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes.

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

CapitalSource Facility. Since September 2011, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  In July 2013, the CapitalSource Facility was amended to increase the aggregate borrowing base, extend the revolving period and the maturity date, increase the advance rate for certain eligible receivables, and reduce the interest rate. Pursuant to the terms of the amendment, the aggregate maximum outstanding borrowings were increased from $35.0 million to $40.0 million less the amounts outstanding under the CapitalSource Term Loan (as described above), and the revolving credit period was extended through September 2016, subject to an additional 12 month extension at the option of CapitalSource Bank. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. The interest rate on all existing and future borrowings under the CapitalSource Facility was reduced to the 30-day LIBOR plus 4.50% (from 30-day LIBOR plus 5.75%). Principal repayments and interest are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving credit period, with the remaining outstanding balance maturing in September 2019, subject to an additional 12 month extension at the option of CapitalSource Bank. Prior to the amendment, the CapitalSource Facility was scheduled to mature in September 2016.  The CapitalSource Facility is cross-collateralized with the CapitalSource Term Loan.

10.    Commitments and Contingencies

BFC, Wholly-Owned Subsidiaries, and Woodbridge (Parent Company)

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At September 30, 2013 and December 31, 2012, the carrying amount of this investment was approximately $231,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

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

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.   As of September 30, 2013 and December 31, 2012, $11.9 million was accrued for pending legal proceedings involving BFC or its wholly-owned subsidiaries, or Woodbridge, at its parent company level (all of which related to the Woodbridge appraisal rights litigation described below).

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

Following the public announcement of the termination of the stock-for-stock merger agreement and the entry into the previously described agreement relating to the Bluegreen cash merger, the plaintiffs in the Florida action filed a motion for leave to file a supplemental complaint on November 28, 2012 in order to challenge the structure of, and consideration received by Bluegreen’s shareholders in, the cash merger.  On November 30, 2012, the Florida court granted the plaintiffs’ motion and the supplemental complaint was deemed filed as of that date.  The supplemental complaint alleges that the merger consideration remained inadequate and continued to be unfair to Bluegreen’s minority shareholders.

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

In re BBX Capital Corporation Shareholder Litigation

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BBX Capital and BFC. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty, and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital to be acquired by BFC in the merger.  Mr. Ronan also asserted a cause of action against BFC and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties.  Mr. Ronan is seeking an injunction blocking the proposed merger.  On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger between BFC and BBX Capital for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo.  Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as John K. Grelle and Seth M. Wise, who serve as executive officers and directors of BFC and BBX Capital. On September 4, 2013, the Court entered an order consolidating the Lauterbach and Ronan actions into a single action styled In re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being deemed the operative complaint.  On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action which includes the same claims asserted in the Lauterbach complaint but includes certain additional allegations with respect to those claims.  BFC and BBX Capital believes the claims to be without merit and intends to vigorously defend the action.

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

Reserves are accrued for matters in which Bluegreen’s management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of September 30, 2013, $1.4 million had been accrued for matters believed by Bluegreen’s management to meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims.

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

The aggregate liability relating to the known contingencies of Bluegreen discussed below, in excess of the amounts currently accrued, if any, are not expected to have a material impact on our consolidated financial statements.  However, due to the significant uncertainties involved in these legal matters, losses in excess of amounts accrued may be incurred and an adverse outcome in these matters could be material to our consolidated financial statements.

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

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen, was the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. V. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against

Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. V. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. On January 17, 2013, the trial court issued a partial judgment on remand. In its partial judgment, the trial court entered judgment on the issues rendered by the Court of Appeals and the Texas Supreme Court, including a finding that Southwest’s filing of restrictive covenants that attempted to prevent or restrict mineral development was a breach of a duty owed to the non-executive mineral rights owners. As such, the trial court canceled and declared void the section of the restrictive covenants preventing mineral development. However, the trial court also declared that the remaining provisions of the restrictive covenants remain in full force, and the filing of the restrictive covenants by Southwest was not a breach of contract. The trial court also held that the claims by the plaintiffs for reformation of the original deeds dealing with the quantum of minerals reserved therein should be severed from this case.  During mediation held in June 2012, Southwest and the named plaintiffs (Lesley) reached an agreement, with Southwest agreeing to pay Lesley $200,000 for dismissal of the claims for lost mineral rights.  Settlement with the other plaintiffs was not reached at that time. On August 8, 2013, the court ruled in favor of Southwest, denying the plaintiffs’ claim that Bluegreen Corporation aided and abetted Southwest in recording the invalidated restricted covenants, and also ruled that the plaintiffs had not yet established a cause of action entitling them to the recovery of attorneys’ fees if they should prevail at trial. On September 5, 2013, the parties signed a Rule 11 Agreement tentatively settling all matters remaining in this lawsuit for a total payment to the plaintiffs of $1.0 million. The parties subsequently signed a final settlement agreement and on November 12, 2013, Bluegreen made the $1.0 million settlement payment to legal counsel for the plaintiffs.

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

BBX Capital reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of September 30, 2013 are not material to BBX Capital’s or BFC’s financial statements.  The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable.  Management of BBX Capital currently estimates the aggregate range of reasonably possible losses of up to $4.4 million in excess of the accrued liability relating to these legal matters.  This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2013.  The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure.

In certain matters BBX Capital is unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported the claim.

Liabilities arising from the litigation matters discussed below, in excess of the amounts currently accrued, if any, are not expected to have a material impact on BBX Capital’s or BFC’s financial statements. However, due to the significant uncertainties involved in these legal matters, losses in excess of amounts accrued may be incurred and an adverse outcome in these matters could be material to BBX Capital’s or BFC’s financial statements.

On May 10, 2013, BBX Capital received a notice from BB&T regarding a series of pending and threatened claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  The claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts.  BB&T’s notice asserts its belief that it may be entitled to indemnification under the BB&T Agreement with respect to such claims.

The following is a description of certain ongoing litigation matters:

In re BBX Capital Corporation Shareholder Litigation

See the above-described consolidated purported class action lawsuit challenging the currently proposed merger between BFC and BBX Capital.

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

Discovery in the action is now closed.  The Court has denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  The grant of partial summary judgment does not resolve any of the SEC’s claims in its favor; with respect to Mr. Alan Levan’s answers on the July 25, 2007 conference call, the jury will still determine issues relating to materiality and scienter.  Due to pending and unresolved motions regarding the admissibility of expert testimony, the case has been continued and is currently set for trial during the two-week period beginning on January 13, 2014.  BBX Capital believes the claims to be without merit and intends to vigorously defend the action.

BBX Capital Shareholders Lawsuit Seeking to Block the sale of BankAtlantic to BB&T under the Agreement

On April 5, 2012, J. Phillip Max filed a class action complaint in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida against Alan Levan, Jarett Levan, John Abdo, Steven Coldren, D. Keith Cobb,

Charles C. Winningham II, Bruno Di Giulian, Willis Holcombe, David Lieberman, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and BB&T Corporation.  The complaint alleges that the individual defendants breached their fiduciary duties of care, good faith and loyalty by causing or permitting BBX Capital to sell BankAtlantic.  The complaint further alleges that BBX Capital, BFC and BB&T aided and abetted these breaches of fiduciary duty. The complaint seeks declaratory and equitable relief, including an injunction against the proposed transaction between BBX Capital and BB&T, as well as seeking damages.  As a consequence of the consummation of the sale of BankAtlantic to BB&T much of the complaint was rendered moot.  On June 26, 2013, the case was dismissed without prejudice.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly-owned subsidiary of CAM, among others as defendants.  BBX Capital and Fidelity Tax were served with the complaint January 8, 2013.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction.  BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs’ counsel has indicated that plaintiffs intend to refile an amended complaint.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

11.    Shares Subject to Mandatory Redemption

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of the 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,010 per share for the twelve month period ending April 29, 2014 to $1,000 per share for the twelve month period ending April 29, 2016.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and previously also upon the written non-objection of the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. The Company determined not to seek the Federal Reserve’s written non-objection to the dividend payment for the fourth quarter of 2011 or the first or second quarters of 2012 and, therefore, the Company accrued unpaid dividend payments totaling approximately $563,000 as of June 30, 2012.   As a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012, BFC was released from registration as a savings and loan holding company, effective August 31, 2012, and therefore is no longer subject to regulation by the Federal Reserve or otherwise as a savings and loan holding company.  Following such deregistration, the unpaid dividends on the 5% Cumulative Preferred Stock for the fourth quarter of 2011 and the first and second quarters of 2012 and accrued interest totaling $563,000 were paid by BFC.  BFC has subsequently paid regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  As a result of the re-classification of the 5% Cumulative Preferred Stock to a liability in connection with the Second Amendment described below, the dividends on the 5% Cumulative Preferred Stock paid since the second quarter of 2012 plus accretable interest is included as interest expense on the consolidated statements of operations.

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

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.   The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.  The $0.5 million difference between the previously stated fair value of $11.0 million as of March 31, 2012 and the June 30, 2012 estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition. Included in interest expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2013 is interest recognized of approximately $941,000, of which $563,000 was paid as dividends.

12.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012

BBX Capital	$120,607	113,425
Bluegreen (1)	-	62,186
Joint ventures	43,976	33,211
Total noncontrolling interests	$164,583	208,822

(1)

Represents noncontrolling interest in Bluegreen prior to the April 2, 2013 Bluegreen merger pursuant to which Woodbridge acquired all of the shares of Bluegreen’s common stock not previously owned by Woodbridge.  See Note 1 for additional information regarding the Bluegreen merger.

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Noncontrolling interest - Continuing Operations:
BBX Capital	$3,641	728	(790)	(9,355)
Bluegreen (1)	-	6,354	5,321	17,416
Joint ventures	3,732	3,474	10,763	9,664
	$7,373	10,556	15,294	17,725

Noncontrolling interest - Discontinued Operations:
BBX Capital	$-	129,364	-	127,031
Bluegreen (1)	-	(160)	(23)	(940)
	$-	129,204	(23)	126,091
Net income attributable to noncontrolling interests	$7,373	139,760	15,271	143,816

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

As a result of BBX Capital’s sale of BankAtlantic during July 2012 and Safflower’s acquisition of Benihana during August 2012, BFC reorganized its reportable segments during the fourth quarter of 2012 to better align its segments with its and its subsidiaries’ operations.  Since the segment reorganization, the Company has reported its results through four segments:  Real Estate Operations; Bluegreen Resorts; FAR; and BBX.  Prior to the segment reorganization,  the Company also had a BFC Activities reporting segment, which consisted of BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to Bluegreen and other real estate related activities, BFC’s investment in Benihana and certain other investments and subsidiaries. During the fourth quarter of 2012, BFC’s management modified its measure of segment operating profit to exclude the items that were previously classified within the BFC Activities segment.  Accordingly, the Company’s segment disclosure has been adjusted to reflect the revised presentation and the results previously included within BFC Activities have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts.

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

FAR

BBX Capital holds 5% of the outstanding preferred membership interests in FAR as well as the right to own 100% of FAR following such time, if any, as BB&T, which holds 95% of FAR’s outstanding preferred membership interests, has recovered $285 million preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount. Since its inception (August 1, 2012), FAR’s activities have primarily consisted of managing its portfolio of assets with a view towards liquidating the assets to provide sufficient funds to result in the full recovery of the preference amount and to maximize the residual value of the assets. FAR’s activities also include oversight of third party servicers and the liquidation of tax certificates, loans and real estate acquired through foreclosure.

BBX

The BBX segment includes the results of operations for the three and nine months ended September 30, 2013 of CAM and BBX Partners, Inc., BBX Capital’s wholly owned asset workout subsidiary (“BBX Partners”).  BBX Partners’ primary assets are non-performing commercial loans and real estate owned. During the three and nine months ended September 30, 2013, CAM’s and BBX Partners’ activities were primarily associated with their loans receivable, real estate properties and a portfolio of previously charged-off loans as well as pursuing equity and debt investment opportunities in real estate and middle market operating businesses.  During the three and nine months ended September 30, 2013, equity earnings from BBX Capital’s investment in Woodbridge were also included in the BBX segment.  As both BBX Capital and Woodbridge are consolidated into BFC’s financial statements, equity earnings from BBX Capital’s investment in Woodbridge were eliminated in consolidation.

BBX’s activities during the three and nine months ended September 30, 2012 consisted of those related to BankAtlantic’s Commercial Lending reporting unit and BBX’s Partners’ assets. The activities related to the commercial loan portfolios included renewing, modifying, collecting, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2013 (in thousands):

					Unallocated
					Amounts
	Real Estate	Bluegreen			and	Segment
	Operations	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$-	77,778	-	-	-	77,778
Fee based sales commission	-	28,828	-	-	-	28,828
Other fee-based services revenue	-	21,201	-	-	-	21,201
Interest income	-	20,474	97	2,444	-	23,015
Net (losses) gains on the sales of assets	-	-	(253)	1,165	-	912
Other non-interest income	-	-	171	1,372	(145)	1,398
Total revenues	-	148,281	15	4,981	(145)	153,132

Costs and Expenses:
Cost of sale of VOIs	-	10,748	-	-	-	10,748
Cost of other fee-based services	-	12,760	-	-	-	12,760
Interest expense	-	9,928	336	824	1,043	12,131
Reversals of loan losses	-	-	(538)	(3,895)	-	(4,433)
(Loss recoveries on) impairments of assets	-	-	(695)	622	-	(73)
Selling, general and administrative expenses	-	81,182	6,355	2,455	3,857	93,849
Total costs and expenses	-	114,618	5,458	6	4,900	124,982

Equity in earnings from Woodbridge, LLC	-	-	8,183	-	(8,183)	-
Other income	-	-	-	-	570	570
Income (loss) from continuing operations before income taxes	-	33,663	2,740	4,975	(12,658)	28,720
Less: Provision for income taxes	-	-	-	20	11,532	11,552
Income (loss) from continuing operations	-	33,663	2,740	4,955	(24,190)	17,168
Loss from discontinued operations, net of taxes	-	-	-	-	(192)	(192)
Net income (loss)	$-	33,663	2,740	4,955	(24,382)	16,976
Less: Net income attributable to noncontrolling interests					7,373	7,373
Net (loss) income attributable to BFC					$(31,755)	9,603

Total assets	$2	1,072,139	438,709	203,762	(286,810)	1,427,802

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2012  (in thousands):

					Unallocated
					Amounts
	Real Estate	Bluegreen			and	Segment
	Operations	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$-	57,662	-	-	-	57,662
Fee based sales commission	-	27,798	-	-	-	27,798
Other fee-based services revenue	-	19,401	-	-	-	19,401
Interest income	-	20,763	2,270	1,966	-	24,999
Net gains on the sales of assets	-	-	164	328	-	492
Other non-interest income	-	-	210	-	(76)	134
Total revenues	-	125,624	2,644	2,294	(76)	130,486

Costs and Expenses:
Cost of sale of VOIs	-	8,252	-		-	8,252
Cost of other fee-based services	-	10,416	-	-	-	10,416
Interest expense	-	11,123	1,402	1,095	1,201	14,821
Provision for (reversals of) loan losses	-	-	1,324	(1,067)	-	257
Impairments of asset	-	-	1,083	566	-	1,649
Selling, general and administrative expenses	24	69,617	10,801	680	5,795	86,917
Total costs and expenses	24	99,408	14,610	1,274	6,996	122,312

Gain on extinguishment of debt	-	-	-		-	-
Gain on the sale of Benihana investment	-	-	-	-	9,307	9,307
Other income	-	-	42	-	1,058	1,100
(Loss) income from continuing operations before income taxes	(24)	26,216	(11,924)	1,020	3,293	18,581
Less: (Benefit) provision for income taxes	-	-	(12,904)	392	11,129	(1,383)
(Loss) income from continuing operations	(24)	26,216	980	628	(7,836)	19,964
Income from discontinued operations, net of taxes	-	-	-	-	277,926	277,926
Net (loss) income	$(24)	26,216	980	628	270,090	297,890
Less: Net income attributable to noncontrolling interests					139,760	139,760
Net income attributable to BFC					$130,330	158,130

Total assets	$9	975,891	422,513	316,287	(165,878)	1,548,822

The table below sets forth the Company’s segment information for the nine months ended September 30, 2013 (in thousands):

					Unallocated
					Amounts
	Real Estate	Bluegreen			and	Segment
	Operations	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$-	193,653	-	-	-	193,653
Fee based sales commission	-	74,388	-	-	-	74,388
Other fee-based services revenue	-	60,902	-	-	-	60,902
Interest income	-	61,419	623	7,336	-	69,378
Net gains on the sales of assets	-	-	3,645	1,517	-	5,162
Other non-interest income	-	-	928	1,601	(464)	2,065
Total revenues	-	390,362	5,196	10,454	(464)	405,548

Costs and Expenses:
Cost of sale of VOIs	-	25,117	-	-	-	25,117
Cost of other fee-based services	-	37,576	-	-	-	37,576
Interest expense	-	31,023	839	2,844	3,233	37,939
Reversals of loan losses	-	-	(1,987)	(1,515)	-	(3,502)
Impairments of assets	-	-	222	4,847	-	5,069
Selling, general and administrative expenses	36	223,346	17,275	6,416	11,940	259,013
Total costs and expenses	36	317,062	16,349	12,592	15,173	361,212

Equity in earnings from Woodbridge, LLC	-	-	11,625	-	(11,625)	-
Other income	-	-	-	-	1,267	1,267
(Loss) income from continuing operations before income taxes	(36)	73,300	472	(2,138)	(25,995)	45,603
Less: Provision for income taxes	-	-	-	20	24,649	24,669
(Loss) income from continuing operations	(36)	73,300	472	(2,158)	(50,644)	20,934
Loss from discontinued operations, net of taxes	-	-	-	-	(320)	(320)
Net (loss) income	$(36)	73,300	472	(2,158)	(50,964)	20,614
Less: Net income attributable to noncontrolling interests					15,271	15,271
Net (loss) income attributable to BFC					$(66,235)	5,343

The table below sets forth the Company’s segment information for the nine months ended September 30, 2012 (in thousands):

					Unallocated
					Amounts
	Real Estate	Bluegreen			and	Segment
	Operations	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$-	153,474	-	-	-	153,474
Fee based sales commission	-	66,279	-	-	-	66,279
Other fee-based services revenue	-	57,091	-	-	-	57,091
Interest income	-	62,840	17,892	1,966	-	82,698
Net gains on the sales of assets	-	-	628	328	-	956
Other non-interest income	-	-	306	-	(76)	230
Total revenues	-	339,684	18,826	2,294	(76)	360,728

Costs and Expenses:
Cost of sale of VOIs	-	18,922	-	-	-	18,922
Cost of sale of other fee-based services	-	35,353	-	-	-	35,353
Interest expense	-	34,119	9,695	1,095	3,490	48,399
Reversals of loan losses	-	-	(68)	(1,067)	-	(1,135)
Impairments of asset	-	-	3,911	566	-	4,477
Selling, general and administrative expenses	95	179,193	39,024	680	13,329	232,321
Total costs and expenses	95	267,587	52,562	1,274	16,819	338,337

Gain on extinguishment of debt	28,725	-	-	-	1,150	29,875
Gain on the sale of Benihana investment	-	-	-	-	9,307	9,307
Other income	-	-	281	-	2,136	2,417
Income (loss) from continuing operations before income taxes	28,630	72,097	(33,455)	1,020	(4,302)	63,990
Less: (Benefit) provision for income taxes	-	-	(12,903)	392	27,142	14,631
Income (loss) from continuing operations	28,630	72,097	(20,552)	628	(31,444)	49,359
Income from discontinued operations, net of taxes	-	-	-	-	275,546	275,546
Net income (loss)	$28,630	72,097	(20,552)	628	244,102	324,905
Less: Net income attributable to noncontrolling interests					143,816	143,816
Net income attributable to BFC					$100,286	181,089

14.    Certain Relationships and Related Party Transactions

The Company owns shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 52% of the total outstanding equity of BBX Capital and 73% of the total voting power of BBX Capital.  The Company may be deemed to be controlled by Alan B. Levan, who serves as Chairman, Chief Executive Officer and President of the Company, and John E. Abdo, who serves as Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 72% the Company’s total voting power.  Mr. Alan Levan and Mr. Abdo are each executive officers and directors of BBX Capital, and they served as executive officers and directors of BankAtlantic until July 2012 when BBX Capital sold BankAtlantic to BB&T.  In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of the Company and BBX Capital, and he was an executive officer and director of BankAtlantic until its sale to BB&T in July 2012.  Further, Seth M. Wise, an executive officer and director of the Company, and John K. Grelle, an executive officer of the Company, are each executive officers of BBX Capital.

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

In connection with the financing of the Bluegreen merger, the Company and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013.  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The Company continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million. The promissory note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the promissory note, with all outstanding amounts being due and payable at the end of the five-year term.  During the second and third quarters of 2013, BBX Capital paid to Woodbridge approximately $294,000 of interest on the note.  In connection with BBX Capital’s investment in Woodbridge, the Company and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions from Woodbridge to be made on a pro rata basis in accordance with the Company’s and BBX Capital’s respective percentage equity interests in Woodbridge.

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

On May 7, 2013, BFC, BBX Merger Sub, a  wholly-owned acquisition subsidiary of BFC, and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement, BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio.  Consummation of the merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BFC or BBX Capital.  To the extent permitted by applicable law, the Board of Directors of either BFC or BBX Capital may, in its discretion, choose to waive any of the conditions to consummation of the merger and proceed to closing.  BFC has agreed in the merger agreement to vote all of the shares of BBX Capital’s Common Stock that it owns in favor of the merger agreement, which would constitute the requisite approval of the merger agreement by BBX Capital’s shareholders under Florida law. There is no assurance that the merger will be consummated on the currently contemplated terms or at all.

On October 30, 2013, Renin Holdings LLC, a newly formed joint venture entity beneficially owned 81% by BBX Capital and 19% by BFC, through newly formed acquisition subsidiaries acquired substantially all of the assets of Renin Corp. and its subsidiaries, manufacturers of interior closet doors, wall décor, hardware and fabricated glass products, for approximately $14.6 million in cash.  The $14.6 million transaction consideration is subject to certain potential post-closing adjustments based on the Sellers’ working capital as of the closing and certain contractually provided Seller indemnities.    Bluegreen Specialty Finance, LLC, a subsidiary of Bluegreen, funded approximately $9.4 million of the transaction consideration in the form of a term loan and revolver facility to the Purchasers.  The loan includes a $3.0 million term loan and provides for additional borrowings of up to $9 million on a revolving basis ($6.4 million of which was drawn upon at the closing), subject to the terms of a borrowing basis specified in the loan.   Amounts outstanding under the  loan bear interest at a fixed rate of 7.25% per annum and are collateralized by substantially all of the assets of the Purchasers.  All amounts outstanding under the loan will, unless extended, become due on April 30, 2014. The balance of the transaction consideration of $5.2 million was funded approximately $4.2 million by BBX Capital and approximately $1.0 million by BFC in accordance with their percentage equity interests in Renin Holdings LLC.  See Note 1 for additional information regarding the Renin Acquisition.

The following table presents information relating to the shared services arrangements between BFC, BBX Capital (including BankAtlantic) and Bluegreen, and the information technology services and office facilities agreements between BFC and BBX Capital (including BankAtlantic) for the three and nine months ended September 30, 2013 and 2012. All amounts were eliminated in consolidation (in thousands).

	For the Three Months Ended September 30, 2013
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$119	(50)	(69)
Facilities cost and information technology (2)	$(104)	104	-

	For the Three Months Ended September 30, 2012
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$70	(54)	(16)
Facilities cost and information technology (3)	$(25)	21	4

	For the Nine Months Ended September 30, 2013
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$375	(139)	(236)
Facilities cost and information technology (2)	$(322)	322	-

	For the Nine Months Ended September 30, 2012
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$855	(623)	(232)
Facilities cost and information technology (3)	$(219)	188	31

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

(3)

Prior to the completion of the BankAtlantic Sale in July 2012, as part of the shared service arrangements, BFC paid BankAtlantic and Bluegreen for office facilities utilized by BFC and its shared services operations.  BFC also paid BankAtlantic approximately $8,000 and $60,000 for information technology related services during the three and nine months ended September 30, 2012, respectively, pursuant to a separate agreement.

In June 2010, BBX Capital and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC received a monthly fee of $12,500 from each of BankAtlantic and BBX Capital and, if BFC’s efforts resulted in net recoveries of any non-performing loan or the sale of real estate owned, BFC received a fee equal to 1% of the net value recovered. During the three and nine months ended September 30, 2012, BFC received an aggregate of $25,000 and $260,000, respectively, of real estate advisory service fees under this agreement.

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

In prior periods, BBX Capital issued options to purchase shares of BBX Capital’s Class A Common Stock to employees of BFC.  Additionally, certain employees of BBX Capital have transferred to affiliate companies, and BBX Capital has elected, in accordance with the terms of BBX Capital’s stock option plans, not to cancel the stock options held by those former employees. BBX Capital from time to time also issues options and restricted stock awards to employees of BFC that perform services for BBX Capital. Expenses relating to all options and restricted stock awards granted by BBX Capital to employees of BFC were approximately $2,000 and $19,000 for the three and nine months ended September 30, 2012, respectively.  The Company reimbursed BBX Capital for the full amount of these expenses.  There were no such related compensation expenses during the three or nine months ended September 30, 2013.

During the nine months ended September 30, 2013 and 2012, Bluegreen paid a subsidiary of BFC approximately $0.5 million and $0.4 million, respectively, for a variety of management advisory services. In addition, BFC had an agreement with Bluegreen relating to the engagement of different independent registered public accounting firms. Pursuant to this agreement, Bluegreen reimbursed BFC during the nine months ended September 30, 2012 approximately $0.4 million for fees paid by BFC to PricewaterhouseCoopers LLP, BFC’s independent registered public accounting firm, for services performed at Bluegreen as part of PricewaterhouseCoopers LLP’s annual audit of BFC’s consolidated financial statements.  This agreement was terminated in connection with Bluegreen’s decision during October 2012 to engage PricewaterhouseCoopers LLP to serve as its independent registered public accounting firm.

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

15.    Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings (loss) per common share
Numerator:
Income from continuing operations	$17,168	19,964	20,934	49,359
Less: Noncontrolling interests income from continuing operations	7,373	10,556	15,294	17,725
Income to common shareholders	9,795	9,408	5,640	31,634
Preferred stock dividends	-	-	-	(188)
Decrease in equity due to the change in fair value of
shares subject to mandatory redemption (1)	-	-	-	(472)
Income from continuing operations available to common shareholders	9,795	9,408	5,640	30,974

(Loss) income from discontinued operations	(192)	277,926	(320)	275,546
Less: Noncontrolling interests income (loss) from discontinued operations	-	129,204	(23)	126,091
(Loss) income from discontinued operations to common shareholders	(192)	148,722	(297)	149,455
Net income available to common shareholders	$9,603	158,130	5,343	180,429

Denominator:
Basic weighted average number of common shares outstanding	83,287	77,135	83,227	77,135

Basic earnings (loss) per common share:
Earnings per share from continuing operations	$0.12	0.12	0.07	0.40
Earnings (loss) per share from discontinued operations	-	1.93	(0.01)	1.94
Basic earnings per share	$0.12	2.05	0.06	2.34

Diluted earnings (loss) per common share
Numerator:
Income available to common shareholders	$9,795	9,408	5,640	30,974
(Loss) income from discontinued operations	(192)	148,722	(297)	149,455
Net income available to common shareholders	$9,603	158,130	5,343	180,429

Denominator:
Basic weighted average number of common shares outstanding	83,287	77,135	83,227	77,135
Effect of dilutive stock options	1,416	911	1,426	631
Diluted weighted average number of common shares outstanding	84,703	78,046	84,653	77,766

Diluted earnings (loss) per common share:
Earnings per share from continuing operations	$0.12	0.12	0.07	0.40
(Loss) earnings per share from discontinued operations	(0.01)	1.91	(0.01)	1.92
Diluted earnings per share	$0.11	2.03	0.06	2.32

(1)

In accordance with applicable accounting guidance, during the second quarter of 2012, BFC reclassified its 5% cumulative preferred stock as a liability due to an amendment to the rights and privileges of such stock which, among other things, requires BFC to redeem shares of the 5% cumulative preferred stock in future periods.  As a result of such reclassification, the difference between the fair value of the 5% cumulative preferred stock and its carrying amount was required to be recorded as an adjustment to additional paid-in capital, which was deducted from net earnings available to common shareholders in the calculation of earnings per share.  In connection with the reclassification of BFC's 5% cumulative preferred stock, earnings per share for the nine months ended September 30, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million.  See Note 11 for additional information relating to BFC's 5% cumulative preferred stock.

During each of the three and nine months ended September 30, 2013 and 2012, there we no options to acquire shares of common stock that were anti-dilutive.

16.  New Accounting Pronouncements

Accounting Standards Update Number 2013-04: Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance under GAAP.  The amendments in this update are effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2013.  This update is not expected to have a material impact on the Company’s financial statements.

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

Accounting Standards Update Number 2013-11 – Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This update requires an entity to present an unrecognized tax benefit in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The amendments in this update are effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2013.  The Company believes that this update will not have a material impact on its financial statements.

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

We hold shares of BBX Capital’s Class A Common Stock, which is listed for trading on the New York Stock Exchange (“NYSE”), and Class B Common Stock representing an approximately 73% voting interest and 52% equity interest in BBX Capital.  BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida. On July 31, 2012, BBX Capital completed its sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic. BBX Capital’s current operations and business plans involve investments in income producing real estate, real estate developments and real estate joint ventures and investments in middle market operating businesses.  In addition, as described in further detail below, BBX owns a 46% equity interest in Woodbridge.

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

As of September 30, 2013, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $214.8 million. Net income attributable to BFC was approximately $9.6 million and $5.3 million for the three and nine months ended September 30, 2013, respectively, compared to net income attributable to BFC of $158.1 million and $181.1 million for the three and nine months ended September 30, 2012, respectively. Net income for the 2012 periods included a gain on sale of approximately $293 million recognized by us in connection with BBX Capital’s sale of BankAtlantic to BB&T.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. Most recently, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole.  Initiatives in furtherance of this strategy include the April 2013 Bluegreen merger and the currently proposed merger with BBX Capital, in each case as described in further detail below.  We are also seeking to make investments outside of our existing portfolio, as indicated by our participation in the Renin Acquisition described below. Additionally, we may invest in real estate joint ventures for the development of residential and commercial real estate projects in which our affiliates expect to participate.  In advancement of this goal, we will continue to evaluate various financing transactions, including debt or equity financings as well as other alternative sources of new capital. BFC’s  investments or acquisitions, and the business and investment strategies of BFC’s subsidiaries, may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis and may involve a long term investment, causing our results of operations to vary significantly on a quarterly basis.

On October 30, 2013, Renin Holdings LLC, a newly formed joint venture entity beneficially owned 81% by BBX Capital and 19% by BFC, through newly formed acquisition subsidiaries (Renin Holdings LLC and its acquisition subsidiaries are collectively referred to herein as the “Purchasers”) acquired substantially all of the assets of Renin Corp. and its subsidiaries (collectively, the “Sellers”), manufacturers of interior closet doors, wall décor, hardware and fabricated glass products, for approximately $14.6 million in cash (the “Renin Acquisition”).  The $14.6 million transaction consideration is subject to certain potential post-closing adjustments based on the Sellers’ working capital as of the closing and certain contractually provided Seller indemnities.  At the closing, approximately $1.7 million of the transaction consideration was placed in escrow pending final determination of the working capital adjustment, if any, and final resolution of any indemnification obligations of the Sellers.  Bluegreen Specialty Finance, LLC, a subsidiary of Bluegreen, funded approximately $9.4 million of the transaction consideration in the form of a term loan and revolver facility (the “Renin Loan”) to the Purchasers.  The Renin Loan includes a $3.0 million term loan and provides for additional borrowings of up to $9 million on a revolving basis ($6.4 million of which was drawn upon at the closing), subject to the terms of a borrowing basis specified in the Renin Loan.  Amounts outstanding under the  Renin Loan bear interest at a fixed rate of 7.25% per annum and are collateralized by substantially all of the assets of the Purchasers.  All amounts outstanding under the Renin Loan will, unless extended, become due on April 30, 2014. The balance of the transaction consideration of $5.2 million was funded approximately $4.2 million by BBX Capital and approximately $1.0 million by BFC in accordance with their percentage equity interests in Renin Holdings LLC.  The transaction consideration was used to satisfy certain of the Sellers’ outstanding debt and other liabilities, obligations and expenses.

The acquired assets include, among other things, inventory, trade accounts receivable, property, plant and equipment, and intellectual property and other intangible assets with an estimated carrying value, subject to adjustment, of $23 million.  In addition to acquiring the assets, approximately $9.0 million of certain trade accounts payable and accrued liabilities of the Sellers, which represent ordinary course business obligations incurred by the Sellers prior to the closing and certain accrued employee benefits, were assumed in the Renin Acquisition.  Additionally, the Purchasers offered employment to the Sellers’ current employees on substantially the same terms as in effect prior to the closing.

On May 7, 2013, BFC, BBX Merger Sub, LLC, a wholly-owned acquisition subsidiary of BFC (“BBX Merger Sub”), and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio.  Consummation of the merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BFC or BBX Capital.  To the extent permitted by applicable law, the Board of Directors of either BFC or BBX Capital may, in its discretion, choose to waive any of the conditions to consummation of the merger and proceed to closing. BFC has agreed in the merger agreement to vote all of the shares of BBX Capital’s Common Stock that it owns in favor of the merger agreement, which would constitute the requisite approval of the merger agreement by BBX Capital’s shareholders under Florida law. There is no assurance that the merger will be consummated on the currently contemplated terms or at all.

A consolidated purported class action lawsuit is pending in the 17th Judicial Circuit in and for Broward County, Florida which seeks to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court. BFC and BBX Capital believe that the lawsuit is without merit and intends to vigorously defend the action.  See Note 10 for additional information regarding this litigation.

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During the second and third quarter of 2013, BBX Capital paid to Woodbridge a total of approximately $294,000 of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During the second and third quarter of 2013, Bluegreen paid a total of $38 million cash dividend to Woodbridge.  During the second and third quarter of 2013, Woodbridge declared and paid cash dividends totaling $36.1 million in the aggregate, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($19.5 million to BFC and $16.6 million to BBX Capital).

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

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest, including BBX Capital, Woodbridge and Bluegreen. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At September 30, 2013, BFC had an approximately 52% economic ownership interest in BBX Capital (excluding, for purposes of calculating the total amount of BBX Capital’s outstanding stock, restricted shares issued by BBX Capital to its officers which were unvested as of September 30, 2013). Through its direct equity interest in Woodbridge, BFC had a 54% economic ownership interest in Bluegreen at September 30, 2013.

The results of our business activities are reported through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and Florida Asset Resolution Group, or FAR.

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
•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits and the risk that BFC will not be in a position to make new investments or that any investments made, including the investment in Renin, will not prove to be advantageous;

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

•	the performance of entities in which BFC has made investments, including its recent investment in Renin, may not be profitable or generate the anticipated results;
•

BFC is dependent upon dividends from its subsidiaries to fund its operations; BFC’s subsidiaries may not be in a position to pay dividends or otherwise make a determination to pay dividends to its shareholders; dividend payments may be subject to certain restrictions, including, in the case of Bluegreen, restrictions contained in its debt instruments; any payment of dividends by a subsidiary of BFC is subject to declaration by such subsidiary’s board of directors or managers (which, in the case of BBX Capital, is comprised of a majority of independent directors under the listing standards of the NYSE) as well as the boards of directors of both BBX Capital and BFC in the case of dividend payments by Woodbridge; and dividend decisions may not be made in BFC’s best interests;

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

•

risks related to Bluegreen’s notes receivable and loans, including that Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if it experiences a significant number of  defaults and, if actual default trends differ from Bluegreen’s expectations, Bluegreen may be required to increase its allowance for loan losses and record impairment charges, which may be material, in connection with any such increase;

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
•

Bluegreen’s future success depends on its ability to market its products successfully and efficiently, and Bluegreen’s marketing expenses may continue to increase, particularly if Bluegreen’s marketing efforts  continue to focus on  new customers rather than sales to existing owners, and may not result in increased sales;

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

•	Bluegreen may be adversely affected by federal, state and local laws and regulations and changes in applicable laws and regulations, including the imposition of additional taxes on operations;

•	results of audits of Bluegreen’s tax returns or those of its subsidiaries may have a material and adverse impact on Bluegreen’s financial condition;
•

Bluegreen has outstanding indebtedness which may negatively impact its available cash and its flexibility in the event of a deterioration of economic conditions and increase its vulnerability to adverse economic changes and conditions, and Bluegreen’s level of indebtedness may increase in the future;

•	environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s business;
•	the ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital;
•	loss, damage or interruption to any of the products or services offered at Bluegreen’s resorts may negatively impact Bluegreen’s operations;
•

Bluegreen competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen, and Bluegreen may not be able to compete effectively;

•

Bluegreen may not be able to meet its customers’ expectations as to the quality, value and efficiency of its products and services, and customer dissatisfaction with Bluegreen’s products and services may result in negative publicity and/or decreased sales, or otherwise adversely impact Bluegreen’s operating results and financial condition;

•

an increase in the points assigned to Bluegreen’s VOI inventory, including as a result of any future acquisition of higher cost VOIs, may cause the cost of Bluegreen’s products and services to no longer align with its customers’ financial ability, result in customer dissatisfaction relating to an inability to use points for desired stays or otherwise adversely impact Bluegreen and its business and operations;

•

Bluegreen has a complex inventory management process, and Bluegreen faces the risk of customer dissatisfaction, financial loss, reputational damage, and non-compliance with applicable legal and regulatory requirements if it fails to manage its inventory effectively;

•	Bluegreen may not be able to accurately forecast its short-term and long-term cash needs;
•	fraud or undetected material errors in financial reporting may negatively impact Bluegreen’s reputation and may result in financial loss;
•	the loss of the services of Bluegreen’s key management and personnel could adversely affect Bluegreen’s business;
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

•	risks relating to BBX Capital’s acquisition of Renin, including that it may not be advantageous to BBX Capital and that BBX Capital may not realize the anticipated benefits;
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

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Income from continuing operations, net of taxes	$17,168	19,964	20,934	49,359
(Loss) income from discontinued operations, net of taxes	(192)	277,926	(320)	275,546
Net income	16,976	297,890	20,614	324,905
Less: Net income attributable to noncontrolling interests	7,373	139,760	15,271	143,816
Net income attributable to BFC	9,603	158,130	5,343	181,089
5% Preferred stock dividends	-	-	-	(188)
Net income to common shareholders	$9,603	158,130	5,343	180,901

Consolidated net income attributable to BFC for the three and nine months ended September 30, 2013 was $9.6 million and $5.3 million, respectively, compared to $158.1 million and $181.1 million, respectively, for the same periods in 2012. Net income for the 2012 periods included a gain on sale of approximately $293 million recognized in connection with BBX Capital’s sale of BankAtlantic to BB&T.  Discontinued operations include the results of BankAtlantic’s community banking, investment, capital services and tax certificate reporting units, as well as Bluegreen Communities, and Cypress Creek Holdings.  See Note 3 to our consolidated financial statements for additional information about discontinued operations. The 5% preferred stock dividend represents the dividend payment made by the Company during the first quarter of 2012 with respect to its mandatorily redeemable 5% Cumulative Preferred Stock. The regular quarterly dividend payments on the 5% Cumulative Preferred Stock made since the second quarter of 2012 are included as interest expense and are therefore reflected in net income attributable to BFC. See Note 11 to our consolidated financial statements for additional information about our mandatorily redeemable 5% Cumulative Preferred Stock.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at September 30, 2013 and December 31, 2012 were $1.4 billion and $1.5 billion, respectively. The primary changes in components of total assets are summarized below:

•

Decrease in cash of $50.3 million, which includes the consideration paid to the former public shareholders of Bluegreen in connection with the closing of the Bluegreen merger in April 2013, net of the $75 million of proceeds of the 2013 Notes Payable issued by Bluegreen during March 2013 which were utilized in connection with the funding of the Bluegreen merger, and proceeds from Bluegreen’s 2013-A Term Securitization of $40.4 million, net of $21.2 million held in a restricted prefunding account, $39.3 million used to repay in full Bluegreen’s BB&T facility, and $9.7 million used to make repayments on Bluegreen’s Liberty Bank facility.

•	Decrease in loans receivable balances reflecting $83 million of loan repayments, $30.7 million of loans transferred to real estate owned and $12.8 million of transfers to property and equipment; and
•

Increase in real estate owned reflecting the transfer of $30.8 million of loans and tax certificates to real estate owned, partially offset by the sale of properties of $21.6 million of real estate owned properties and $3.3 million of real estate owned write-downs.

Total liabilities at September 30, 2013 and December 31, 2012 were $1.0 billion.  The primary changes in components of total liabilities are summarized below:

•	Increase in liabilities of $75 million in connection with the 2013 Notes Payable issued by Bluegreen;
•

Increase in liabilities related to Bluegreen’s 2013-A Term Securitization of approximately $110.6 million, partially offset by  decreases of $39.3 million related to the full repayment of Bluegreen’s BB&T facility, and $9.7 million related to the repayment of Bluegreen’s Liberty Bank facility; and

•	Decrease in BB&T’s preferred interest in FAR of $86.2 million which was paid from the net cash inflows associated with FAR’s assets.

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

Corporate general and administrative expenses were $4.2 million and $4.8 million for the three months ended September 30, 2013 and 2012, respectively, and $12.5 million and $10.2 million for the nine months ended September 30, 2013 and 2012, respectively.

BFC - Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $21.6 million and $15.7 million, respectively. The increase in cash, cash equivalents, and short-term investments was primarily due to dividends received from Woodbridge of approximately $19.5 million, partially offset by BFC’s operating and general and administrative expenses of approximately $8.4 million, payments of $3.7 million related to executive bonuses, advances to Woodbridge of $0.9 million, and dividend payments of approximately $0.6 million related to our 5% Cumulative Preferred Stock.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge. BFC’s principal sources of liquidity are its available cash and short-term investments and dividends from its subsidiaries.  BFC expects to receive dividends from Woodbridge which will be utilized to fund its current and future operations and investments. However, as described below, dividend payments by subsidiaries are dependent on a number of factors and may be subject to limitations, which may not be within BFC’s control. We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, invest in equity securities, and or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million, subject to market conditions and other factors considered by management.  No shares have been repurchased under our current share repurchase program.

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

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends, and Bluegreen may only pay dividends subject to such restrictions as well as declaration by its board of directors, a majority of whom were independent under the listing standards of the NYSE.  In addition, as a result of the completion of the Bluegreen merger on April 2, 2013, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC which own 46% and 54% of Woodbridge, respectively. During the second and third quarters of 2013, Bluegreen paid cash dividends totaling $38 million to Woodbridge.  During the second and third quarters of 2013, Woodbridge declared and paid cash dividends totaling $36.1 million, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($19.5 million to BFC and $16.6 million to BBX Capital).

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of its 5% Cumulative Preferred Stock to an investor group in a private offering. The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,010 per share for the twelve month period ending April 29, 2014 to $1,000 per share for the twelve month period ending April 29, 2016.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and, prior to August 31, 2012, upon the written non-objection of the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. From the fourth quarter of 2011 to the second quarter of 2012, the Company decided not to seek the written non-objection of the Federal Reserve to dividend payments on the 5% Cumulative Preferred Stock and, therefore, the Company accrued unpaid dividend payments totaling approximately $563,000 as of June 30, 2012.  As previously described, as a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012, BFC was released from registration as a savings and loan holding company, effective July 31, 2012.  Following such deregistration, the unpaid dividends of $563,000 were paid by BFC. BFC has subsequently paid regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock. As a result of the re-classification of the 5% Cumulative Preferred Stock to a liability in connection with the Second Amendment described below, the dividends on the 5% Cumulative Preferred Stock paid since the second quarter of 2012 plus accretable interest is included as interest expense on the consolidated statements of operations.

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

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. As of September 30, 2013 and December 31, 2012, the carrying amount of this investment was approximately $231,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded on the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling $557,000 at September 30, 2013. Woodbridge’s principal sources of liquidity are its cash holdings and dividend distributions received from Bluegreen. As previously described,  during the second and third quarters of 2013, Bluegreen paid cash dividends totaling $38 million to Woodbridge.  During the second and third quarters of 2013, Woodbridge paid cash dividends totaling $36.1 million to its members, BFC and BBX Capital.

Woodbridge’s material commitments as of September 30, 2013 primarily include required quarterly interest payments on its $85 million junior subordinated debentures.  The total amount of interest payments expected to be made by Woodbridge on its junior subordinated debt over the next twelve months is approximately $3.5 million.  .

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

For the three and nine months ended September 30, 2013 compared to the same periods in 2012.

There were no real estate sales or other revenues during the three or nine months ended September 30, 2013 or 2012 due to the cessation of operations at Core and Carolina Oak.

Selling, general and administrative expenses for the three and nine months ended September 30, 2013 and 2012 were not significant.

Real Estate Operations-Liquidity and Capital Resources

Due to the cessation of operations at Core and Carolina Oak, the cash and cash equivalents balance with respect to the Real Estate Operations segment at September 30, 2013 and December 31, 2012 was not significant.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At September 30, 2013 and December 31, 2012, Woodbridge had no accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. No reimbursements were made during the nine months ended September 30, 2013 or the year ended December 31, 2012.

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

Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others.  When owned by others, Bluegreen earns fees for providing these services.  Bluegreen Resorts also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services.  In addition, Bluegreen Resorts provides financing to credit-qualified individual purchasers of VOIs, which provides significant interest income to Bluegreen.

During the three months ended September 30, 2013:

•	VOI system-wide sales, which include sales of third-party inventory, increased 22% to $130.2 million compared to $107.0 million during the three months ended September 30, 2012.

•

Bluegreen sold $43.8 million of third-party inventory under commission arrangements within its fee-based service business and earned sales and marketing commissions of approximately $28.8 million. In addition, Bluegreen sold $10.0 million of inventory under “just-in-time” arrangements within its fee-based service business, whereby Bluegreen acquires inventory from its third-party clients in close proximity to the sale of such inventory.  Including Bluegreen’s resort management, title services, construction management and other fee-based operations, Bluegreen’s total fee-based service revenues were $59.0 million, a 25% increase over the same period in 2012.

•

Bluegreen completed the 2013-A Term Securitization, a private offering and sale of investment-grade, timeshare loan-backed notes. Gross proceeds of such sales, including anticipated proceeds attributable to notes receivable expected to be added to the trust established for purposes of the transaction, prior to December 26, 2013,  are estimated to be $110.6 million. A portion of the proceeds received to date was used to repay all $39.3 million outstanding under Bluegreen’s existing purchase facility with BB&T and repay approximately $9.7 million under Bluegreen’s existing facility with Liberty Bank, which in the aggregate created additional availability under these facilities of approximately $49 million. See Bluegreen’s Liquidity and Capital Resources – Other Outstanding Receivable-Backed Notes Payable below for additional information.

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

Substantially, all of Bluegreen’s defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically after default and at a nominal cost. Bluegreen then attempts to resell the recovered VOI in the normal course of business. See Note 6 to our Consolidated Financial Statements included in Item 1 of this report for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	For the Nine Months Ended September 30,

Division	2013	2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	7.6%	9.8%
Loans originated on or after December 15, 2008(1)	6.1%(2)	6.4%(2)
Notes receivable secured by homesites	5.4%	4.9%

Delinquency Rates (3)	As of

Division	September 30, 2013	December 31, 2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.6%	4.3%
Loans originated on or after December 15, 2008(1)	2.6%(2)	3.0%(2)
Notes receivable secured by homesites	2.3%	4.0%

(1) On December 15, 2008, Bluegreen implemented its FICO ® score-based credit underwriting program.

(2) Reflects, in Bluegreen management's opinion, the benefits of its FICO ® score-based credit underwriting standards, and with respect to the average annual default rates, Bluegreen's policy that loans are not defaulted until after 120 days past due.

(3) The percentage of Bluegreen's notes receivable portfolio that was over 30 days past due as of the dates indicated. Bluegreen’s VOI notes receivable that are approximately 120 days past due are generally charged off as uncollectible.

Results of Operations

Selected information regarding the results of operations of Bluegreen Resorts for the three and nine months ended September 30, 2013 and 2012 is set forth below (dollars in thousands):

	For the Three Months Ended September 30,
	2013		2012
		% of System-wide sales of VOIs, net(4)		% of System-wide sales of VOIs, net(4)		% Change
	Amount		Amount		$ Change
Legacy VOI sales	$76,428	59%	65,326	61%	11,102	17%
Sales of third party VOIs - commission basis	43,782	34	41,698	39	2,084	5
Sales of third party VOIs - just-in-time basis	10,031	8	-	0	10,031	100
System-wide sales of VOIs, net	130,241	100	107,024	100	23,217	22
Less: Sales of third-party VOIs - commission basis	(43,782)	(34)	(41,698)	(39)	(2,084)	5
Gross sales of VOIs	86,459	66	65,326	61	21,133	32
Estimated uncollectible VOI notes receivable (1)	(8,681)	(10)	(7,664)	(12)	(1,017)	13
Sales of VOIs	77,778	60	57,662	54	20,116	35
Cost of VOIs sold (2)	(10,748)	(14)	(8,252)	(14)	(2,496)	30
Gross profit (2)	67,030	86	49,410	86	17,620	36
Fee-based sales commission revenue (3)	28,828	66	27,798	67	1,030	4
Other fee-based services revenue	21,201	16	19,401	18	1,800	9
Cost of other fee-based services	(11,241)	(9)	(9,083)	(8)	(2,158)	24
Net carrying cost of VOI inventory	(1,519)	(1)	(1,333)	(1)	(186)	(14)
Selling and marketing expenses	(58,702)	(45)	(49,763)	(46)	(8,939)	18
General and administrative expenses	(22,480)	(17)	(19,854)	(19)	(2,626)	13
Net interest spread	10,546	8	9,640	9	906	9
Operating profit	$33,663	26%	26,216	24%	7,447	28%

	For the Nine Months Ended September 30,
	2013		2012
		% of System-wide sales of VOIs, net(4)		% of System-wide sales of VOIs, net(4)		% Change
	Amount		Amount		$ Change
Legacy VOI sales	$205,123	61%	172,987	63%	32,136	19%
Sales of third party VOIs - commission basis	114,043	34	100,813	37	13,230	13
Sales of third party VOIs - just-in-time basis	18,169	5	-	0	18,169	100
System-wide sales of VOIs, net	337,335	100	273,800	100	63,535	23
Less: Sales of third-party VOIs - commission basis	(114,043)	(34)	(100,813)	(37)	(13,230)	13
Gross sales of VOIs	223,292	66	172,987	63	50,305	29
Estimated uncollectible VOI notes receivable (1)	(29,639)	(13)	(19,513)	(11)	(10,126)	52
Sales of VOIs	193,653	57	153,474	56	40,179	26
Cost of VOIs sold (2)	(25,117)	(13)	(18,922)	(12)	(6,195)	33
Gross profit (2)	168,536	87	134,552	88	33,984	25
Fee-based sales commission revenue (3)	74,388	65	66,279	66	8,109	12
Other fee-based services revenue	60,902	18	57,091	21	3,811	7
Cost of other fee-based services	(32,576)	(10)	(28,918)	(11)	(3,658)	13
Net carrying cost of VOI inventory	(5,000)	(1)	(6,435)	(2)	1,435	(22)
Selling and marketing expenses	(157,598)	(47)	(123,357)	(45)	(34,241)	28
General and administrative expenses	(65,748)	(19)	(55,836)	(20)	(9,912)	18
Net interest spread	30,396	9	28,721	10	1,675	6
Operating profit	$73,300	22%	72,097	26%	1,203	2%

(1) Percentages for estimated uncollectible VOI receivable are calculated as a percentage of gross sales of VOIs (and not of system-wide sales of VOIs, net).
(2) Percentages for cost of VOIs sold and gross profit are calculated based on sales of VOIs (and not of system-wide sales of VOIs, net).
(3) Percentages for fee-based sales commission revenue are calculated based on sales of third-party VOIs-commission basis (and not of system-wide sales of VOIs, net).
(4) Unless otherwise indicated.

For the three and nine months ended September 30, 2013 compared to the same periods in 2012.

System-wide sales of VOIs, net. System-wide sales of VOIs, net include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale. The increase in system-wide sales of VOIs, net, during the 2013 periods compared to the same periods in 2012 is primarily the result of an increase in the number of tours and a slight increase in the sale-to-tour conversion ratio. During the three and nine months ended September 30, 2013, the number of tours increased by 10% and 14%, respectively,  compared to the same periods in 2012. The increase in the number of tours reflects efforts to expand marketing to sales prospects through new marketing initiatives.

The following table sets forth certain information for system-wide sales of VOIs, net for the periods indicated.  The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change

Number of sales offices at period-end	24	23	4%	24	23	4%
Number of active contracts with fee-based clients at period-end	12	8	50	12	8	50
Total number of VOI sales transactions	10,787	9,263	16	28,493	24,233	18
Average sales price per transaction	$ 12,428	$ 11,976	4	$ 12,309	$ 11,723	5
Number of total prospects tours	61,665	55,825	10	161,207	141,258	14
Sale-to-tour conversion ratio	17.5%	16.6%	5	17.7%	17.2%	3
Number of new prospects tours	38,634	33,714	15	97,650	82,119	19
Percentage of sales to owners	53.8%	56.4%	(5)	55.2%	57.7%	(4)
Average sales price per guest	$ 2,174	$ 1,987	9	$ 2,176	$ 2,011	8

Sales of VOIs. Sales of VOIs represent sales of Bluegreen-owned VOIs, including VOIs obtained on a “just-in-time” basis as part of Bluegreen’s fee-based service business and those acquired by Bluegreen from property ownership associations (“POAs”), reduced by Bluegreen’s estimate of uncollectible VOI notes receivable. See Liquidity and Capital Resources below for a description of “just-in-time” sales.  In addition to the factors impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of VOIs sold on behalf of third-parties on a commission basis.

Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 10% and 12% during the three months ended September 30, 2013 and 2012, respectively, and 13% and 11% during the nine months ended September 30, 2013 and 2012, respectively.  Included in Sales of VOIs for the nine months ended September 30, 2013 is a $5.7 million impairment charge related to the notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs (before such impairment charge) would have been 11% during the nine months ended September 30, 2013. There was no impairment charge for the same period in 2012. Bluegreen’s estimate of uncollectible VOI notes receivable varies between periods based on the percentage of VOIs which Bluegreen finances during a period and changes in the estimates of future credit losses.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from its estimates and additional losses may be incurred.   See Note 6 to the Consolidated Financial Statements included in Item 1 of this report for additional information regarding Bluegreen’s notes receivable as of September 30, 2013.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory. In addition to Bluegreen’s inventory from its traditional timeshare business (“Legacy Inventory”), Bluegreen-owned VOIs also include those that were acquired by Bluegreen under “just-in-time” arrangements within the fee-based service business and those acquired by Bluegreen from POAs. Compared to the cost of Bluegreen’s Legacy Inventory, VOIs acquired through “just-in-time” arrangements typically have a relatively higher associated product cost while those acquired from POAs typically have a lower product cost, as such inventory is generally obtained by the POAs through foreclosure in connection with maintenance fee defaults.  During each of the three months ended September 30, 2013 and 2012, cost of VOIs sold was 14% of sales of VOIs. During the nine months ended September 30, 2013 and 2012, cost of VOIs sold was 13% and 12% of sales of VOIs, respectively. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. While Bluegreen believes that there is additional POA inventory and other inventory that can be obtained through the secondary market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be so available.

Fee-Based Sales Commission Revenue. During the three months ended September 30, 2013 and 2012, Bluegreen sold $43.8 million and $41.7 million, respectively, of third-party inventory under commission arrangements within its fee-based service business and earned sales and marketing commissions of $28.8 million and $27.8 million, respectively.  During the nine months ended September 30, 2013 and 2012, Bluegreen sold $114.0 million and $100.8 million, respectively, of third-party inventory under the commission arrangements within its fee-based service business and earned sales and marketing commissions of $74.4 million and $66.3 million, respectively.  The increase in sales of third-party inventory during the 2013 periods compared to the 2012 periods is due to the increased number of fee-based service clients which Bluegreen served, as well as an increase in sales tours, as described above with respect to the overall increase in system-wide sales of VOIs, net.

Net Carrying Cost of VOI Inventory. Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory to the property owners’ associations that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of its owned VOIs and through proceeds from Bluegreen’s sampler programs. The carrying cost of Bluegreen’s inventory was $4.7 million and $3.9 million during the three months ended September 30, 2013 and 2012, respectively, which was partly offset by rental and sampler revenues, net of expenses, of $3.2 million and $2.6 million, respectively. The carrying cost of Bluegreen’s inventory was $14.8 million and $14.1 million during the nine months ended September 30, 2013 and 2012, respectively, which was partly offset by rental and sampler revenues, net of expenses, of $9.8 million and $7.7 million, respectively.  The change in the net carrying cost of VOI inventory during the 2013 periods compared to the same periods of 2012 represents higher carrying costs associated with the recent opening of resorts in Big Bear, California and in Missouri offset by increased revenue from the use of Bluegreen’s sampler programs.

Selling and Marketing Expenses. Bluegreen’s selling and marketing expenses as a percentage of system-wide sales, net, decreased from 46% during the three months ended September 30, 2012 to 45% during the three months ended September 30, 2013, and increased from 45% during the nine months ended September 30, 2012 to 47% during the nine months ended September 30, 2013. The increase during the 2013 nine-month period compared to the same period in 2012 was a result of increased costs associated with new marketing initiatives focused on selling to new customers, and a lower proportion of sales to existing owners, which carry a relatively lower marketing cost. Bluegreen currently expects to continue to focus on increasing its marketing efforts to new customers as opposed to existing owners and, as a result, its sales and marketing expenses as a percentage of sales may continue to increase.

General and Administrative Expenses. Bluegreen’s general and administrative expenses increased by 13% during the three months ended September 30, 2013 compared to the same period in 2012 and increased by 18% during the nine months ended September 30, 2013 compared to the same period in 2012. The increase in general and administrative expenses during the 2013 periods compared to the same periods in 2012 is primarily due to increases in executive long term incentive compensation and increased spending on information technology. For the three and nine months ended September 30, 2013, revenues from mortgage servicing of $0.3 million and $0.9 million, respectively, have been netted against general and administrative expenses. For the same periods ended September 30, 2012, revenues from mortgage servicing that were netted against general and administrative expenses were $0.3 million and $0.7 million, respectively.

Other Fee-Based Services Revenue. Bluegreen’s other fee-based services revenue, which includes revenue from club and property management services, VOI title services, reservation services and construction design and development services, increased 9% and 7% during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Management services revenues increased due to an increase in commissions from providing rental services to third-parties and an increase in club and property management revenues. Bluegreen managed 45 timeshare resort properties as of both September 30, 2013 and 2012.

Cost of Other Fee-Based Services. Bluegreen’s cost of other fee-based services was $11.2 million and $9.1 million during the three months ended September 30, 2013 and 2012, respectively, and $32.6 million and $28.9 million during the nine months ended September 30, 2013 and 2012, respectively. The costs of providing management services increased during the 2013 periods compared to the same periods in 2012 in connection with the higher service volumes described above as well as increased costs associated with programs provided to VOI owners.

Net Interest Spread.  Bluegreen’s net interest spread increased by 9% and 6% during the three and nine months ended September 30, 2013, respectively, as compared to the same periods of 2012. Bluegreen’s net interest spread during the 2013 periods reflected decreased interest expense as a result of lower average outstanding debt balances and lower costs of borrowing, offset by lower interest income as a result of the continued decrease in Bluegreen’s

VOI notes receivable portfolio. Additionally, Bluegreen’s net interest spread for the 2013 periods reflects the receipt of a refund of $1.0 million from the Internal Revenue Service for amounts Bluegreen previously paid related to Internal Revenue Code (“IRC”) Section 453. IRC Section 453 requires that certain companies pay interest on income deferred under the installment method of profit recognition.

Bluegreen’s effective cost of borrowing was 6.5% and 7.6% during the nine months ended September 30, 2013 and 2012, respectively.

Other Income, net.  Bluegreen’s  other income, net was $0.2 million during the three months ended September 30, 2013 and $0.4 million during the three months ended September 30, 2012. Bluegreen’s other income, net was $0.7 million and $0.8 million during the nine months ended September 30, 2013 and 2012, respectively.

Net Income Attributable to Non-Controlling Interest.  The results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Big Cedar Joint Venture”), Bluegreen’s 51%-owned subsidiary, are consolidated into Bluegreen’s and BFC’s financial statements.  Bluegreen’s net income attributable to non-controlling interest is the portion of Bluegreen’s consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Big Cedar Joint Venture.  Bluegreen’s net income attributable to non-controlling interest was $3.7 million and $3.5 million for the three months ended September 30, 2013 and 2012, respectively, and was $10.8 million and $9.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Provision for Income Taxes.  Bluegreen’s effective income tax rate related to continuing operations was approximately 39% and 40% during the nine month periods ended September 30, 2013 and 2012, respectively. Bluegreen’s effective income tax rates for interim periods are based upon Bluegreen’s current estimated annual rate. Bluegreen’s annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which Bluegreen operates.

Changes in Bluegreen’s Financial Condition

The following table summarizes Bluegreen’s cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	For the Nine Months Ended September 30,
	2013	2012
Cash flows provided by operating activities	$79,725	115,257
Cash flows (used in) provided by investing activities	(8,651)	23,449
Cash flows used in financing activities	(90,055)	(119,401)
Net (decrease) increase in cash and cash equivalents	$(18,981)	19,305

Cash Flows from Operating Activities. Bluegreen’s operating cash flows decreased by $35.5 million during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to the following:

•

In 2013, Bluegreen commenced inventory-related spending in connection with its “just-in-time” fee-based service initiative. During the 2013 period, Bluegreen paid its “just-in-time” clients $13.2 million for inventory, which would typically be sold within 90 days of purchase.  See Bluegreen’s Liquidity and Capital Resources below for further detail related to Bluegreen’s “just-in-time” fee-based service initiative;

•

In 2013, Bluegreen increased spending in connection with marketing efforts to new customers (which have a relatively higher cost than marketing to existing owners) and increased spending in connection with its strategic alliance with Choice Hotels. While the initiatives described above require immediate cash outlays, the anticipated associated cash benefit is typically realized in future periods;  and

•

Payments of executive incentive compensation earned and accrued during 2012 under Bluegreen’s executive incentive compensation plan, and payments of executive compensation earned and paid during 2013 under Bluegreen’s executive incentive compensation plan.

Cash Flows from Investing Activities.  Bluegreen’s cash generated by investing activities during the nine months ended September 30, 2012 includes the $27.8 million of net proceeds received from the sale of Bluegreen Communities, the majority of which was used to repay Bluegreen’s H4BG Communities Facility. During the nine months ended September 30, 2013 and 2012, Bluegreen spent $8.7 million and $4.3 million, respectively, on property and equipment. The increase in spending during the 2013 period was related to new information technology initiatives and renovations at certain sales offices

Cash Flows from Financing Activities. Bluegreen used less cash for financing activities during the nine months ended September 30, 2013 as compared to the same period of 2012 primarily due to higher debt payments during the 2012 period which included payoffs of both the H4BG Communities Facility and Wells Fargo Term Loan. Additionally, during the nine months ended September 30, 2012, the Big Cedar Joint Venture made distributions to its 49% equity holder of approximately $7.4 million, while no such distributions were made during the nine months ended September 30, 2013.

Cash used by financing activities during the 2013 period reflects proceeds of $75.0 million from Bluegreen’s issuance of the 2013 Notes Payable, which along with an additional $14.2 million of Bluegreen’s unrestricted cash, were used to fund a portion of the consideration paid to Bluegreen’s former public shareholders in connection with the closing of the Bluegreen merger in April 2013. Additionally, during the second and the third quarters of 2013, Bluegreen paid cash dividends totaling $38.0 million to Woodbridge.

During the 2013 period, Bluegreen also received proceeds from the 2013-A Term Securitization of $110.6 million, less $21.2 million held in a restricted prefunding account, a portion of which was used to repay $39.3 million under the BB&T facility and $9.7 million under the Liberty Bank facility.

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

Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts.  Bluegreen’s development expenditures during all of 2013 are expected to be in a range of approximately $15 million to $20 million, with the majority of spending related to the Big Cedar Joint Venture. However, if the opportunity to acquire a strategic property on favorable terms presents itself, Bluegreen may decide to acquire additional VOI inventory, which would increase acquisition and development expenditures and may require the incurrence of additional debt.

In connection with Bluegreen’s fee-based services business, Bluegreen enters into agreements with third party developers that allow Bluegreen to buy VOI inventory from time to time on a “just in time” basis. These just in time VOI inventory purchase agreements have typically been structured to allow Bluegreen to purchase the inventory just prior to the sale of such VOI. Additionally, Bluegreen enters into arrangements with certain resort property owner associations (“POAs”), typically on a non-committed basis, which allows Bluegreen to acquire VOIs from the POAs; generally at a significant discount as such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults.

Bluegreen’s available funds may also be invested in real estate based opportunities and middle market operating businesses outside of the timeshare and hospitality industries. Bluegreen, as a lender, may also enter into lending arrangements with other companies, such as the $12 million loan and revolving credit facility provided by a subsidiary of Bluegreen to Renin during October 2013.

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

During the second and third quarter of 2013, Bluegreen paid a total of approximately $38 million in dividends to Woodbridge. Bluegreen expects to continue to pay dividends to Woodbridge on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

On September 26, 2013, Bluegreen completed a private offering and sale of approximately $110.6 million of investment-grade, timeshare loan-backed notes (the "2013-A Term Securitization"). The 2013-A Term Securitization consisted of the issuance of two tranches of timeshare loan-backed notes: approximately $89.1 million of Class A and $21.5 million of Class B notes with note interest rates of 3.01% and 4.00%, respectively, which blended to an overall weighted average note interest rate of approximately 3.20%. The gross advance rate for this transaction was 93.75%. The notes mature on December 4, 2028.

The amount of the timeshare receivables sold to BXG Receivables Note Trust 2013-A (the “Trust”) was approximately $118.0 million, approximately $95.4 million of which was sold to the Trust at closing and approximately $22.6 million is expected to be sold to the Trust prior to December 26, 2013. The gross proceeds of such sales to the Trust are anticipated to be approximately $110.6 million. A portion of the proceeds received to date was used to: repay Branch Banking and Trust Company approximately $39.3 million, representing all amounts outstanding (including accrued interest) under Bluegreen's existing purchase facility with BB&T; repay Liberty Bank approximately $9.7 million, (including accrued interest and a prepayment fee) under Bluegreen's existing facility with Liberty Bank; capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2013-A Term Securitization, Bluegreen, as servicer, funded approximately $15.4 million in connection with the servicer redemption of the notes related to the trust established for Bluegreen’s 2005 Term Securitization, and certain of the timeshare loans in such trusts were sold to the Trust in connection with the 2013-A Term Securitization. The remainder of the gross proceeds from the 2013-A Term Securitization (net of the servicer redemption) of approximately $43.0 million, of which approximately $21.2 million is expected to be received as the aforementioned approximately $22.6 million of timeshare receivables are sold to the Trust, are expected to be used by Bluegreen for general corporate purposes. As a result of the facility repayments described above, immediately after the closing of the 2013-A Term Securitization, (i) there were no amounts outstanding under the BB&T Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $40.0 million on a revolving basis through December 17, 2013 and (ii) there was approximately $14.1 million outstanding under the Liberty Bank Facility, which allows for maximum outstanding receivable-backed borrowings of $50.0 million on a revolving basis through March 1, 2015. Thus, additional availability of approximately $49 million in the aggregate was created under the BB&T Purchase Facility and Liberty Bank Facility.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions that allow Bluegreen to borrow against or sell its VOI notes receivable. The following is a discussion of the material purchase and credit facilities that were important sources of Bluegreen’s liquidity as of September 30, 2013. These facilities do not constitute all of Bluegreen’s outstanding indebtedness as of September 30, 2013. Other indebtedness of Bluegreen includes the 2013 Notes Payable, Bluegreen’s junior subordinated debentures, and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.  See Note 9 to the Consolidated Financial Statements included in Item 1 of this report for additional information regarding Bluegreen’s outstanding debt as of September 30, 2013.

Bluegreen had the following credit facilities with future availability as of September 30, 2013, all of which are subject to revolving availability terms during the advance period and provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions (dollars in thousands):

	Borrowing Limit		Outstanding Balance as of September 30, 2013		Availability as of September 30, 2013		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2013
Liberty Bank Facility	$50,000		13,884		36,116		March 2015; March 2018	Prime Rate +2.00%; 6.00%
NBA Receivables Facility	30,000		15,758		14,242		October 2014; April 2020	(1)
CapitalSource Facility	40,000	(2)	22,119	(2)	17,881	(2)	September 2016; September 2019	30 day LIBOR+4.50%
BB&T Purchase Facility	40,000		-		40,000		December 2013; December 2016	30 day LIBOR+3.50%; 4.25%(3)
Quorum Purchase Facility	30,000		19,349		10,651		March 2014; December 2030	(4)
	$190,000		71,110		118,890

(1)

Of the amount outstanding as of September 30, 2013, $4.2 million bears interest at the 30 day LIBOR + 5.25% subject to a floor of 6.75%; and $11.6 million bears interest at the 30 day LIBOR +3.5% subject to a floor of 4.5%. Future borrowings will incur interest at the 30-day LIBOR plus 4.5%, subject to an interest rate floor of 6.0%.

(2)

The outstanding balance presented in the table above includes $4.4 million outstanding under the CapitalSource Term Loan. See Note 9 to the Consolidated Financial Statements included in Item 1 of this report for further information regarding the CapitalSource Term Loan.

(3)

Interest charged on this facility is subject to a LIBOR floor of 0.75%.  Additionally, as described in further detail below, the interest rate on the BB&T Purchase Facility will increase to the LIBOR rate plus 5.5% upon the expiration of the advance period.

(4)

Of the amount outstanding as of September 30, 2013, $13.3 million bears interest at a fixed rate of 6.9% and $6.0 million bears interest at a fixed rate of 5.5%. The interest rate on future borrowings is 5.5%.

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

NBA Receivables Facility. The Big Cedar Joint Venture has a timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). In October 2012, the NBA Receivables Facility was amended to provide for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2014 secured by eligible timeshare receivables from the Big Cedar Joint Venture.  Under the amended facility, advances made subsequent to the date of the amendment are subject to an advance rate of 85% and, other than the one-time advances described below which were made during December 2012, bear interest at the 30-day LIBOR plus 4.5% per annum subject to a floor of 6.0%. Certain advances are also subject to a 1.5% loan fee.  The outstanding balance prior to the amendment continues to bear interest at the 30-day LIBOR plus 5.25% subject to a floor of 6.75%. In December 2012, the Big Cedar Joint Venture received a one-time receivables advance at an advance rate of 85%, and a one-time availability advance, which bear interest at the 30-day LIBOR plus 3.5% subject to a floor of 4.5%. As of September 30, 2013, $4.2 million of the outstanding balance bears interest at 6.75% pursuant to the terms of the original agreement and $11.6 million of the outstanding balance relates to the one-time advances described above and bears interest at 4.5%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  All amounts will mature and be due on April 10, 2020 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility.

CapitalSource Facility. Since September 2011, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  In July 2013, the CapitalSource Facility was amended to increase the aggregate borrowing base, extend the revolving period and the maturity date, increase the advance rate for certain eligible receivables, and reduce the interest rate. Pursuant to the terms of the amendment, the aggregate maximum outstanding borrowings were increased from $35.0 million to $40.0 million less the amounts outstanding under the CapitalSource Term Loan (as described in Note 9 to the Consolidated Financial Statements included in Item 1 of this report), and the revolving credit period was extended through September 2016, subject to an additional 12 month extension at the option of CapitalSource Bank. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. The interest rate on all existing and future borrowings under the CapitalSource Facility was reduced to the 30-day LIBOR plus 4.50% (from 30-day LIBOR plus 5.75%). Principal repayments and interest are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving credit period, with the remaining outstanding balance maturing in September 2019, subject to an additional 12 month extension at the option of CapitalSource Bank. Prior to the amendment, the CapitalSource Facility was scheduled to mature in September 2016.  The CapitalSource Facility is cross-collateralized with the CapitalSource Term Loan.

BB&T Purchase Facility. Since 2004, Bluegreen has had a timeshare notes receivable purchase facility with Branch Banking and Trust Company (the “BB&T Purchase Facility”). On December 24, 2012, the BB&T Purchase Facility was amended to provide for maximum outstanding borrowings of $40.0 million, on a revolving basis, secured by timeshare receivables at an advance rate of 67.5% through December 17, 2013, subject to the terms of the facility, eligible collateral and customary terms and conditions. The amendment also extended the maturity date of the BB&T Purchase Facility until thirty-six months after the revolving advance period has expired (the “Term-Out Period”), or earlier under certain circumstances set forth in the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period equals the LIBOR rate plus 3.5%. During the Term-Out Period, the interest rate will increase to the LIBOR rate plus 5.5%. In each case, the LIBOR rate is subject to a floor of 0.75%.

Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to Branch Banking and Trust Company until the outstanding balance is reduced to zero. While ownership of the timeshare receivables included in the BB&T Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

Quorum Purchase Facility. Since December 2010, Bluegreen has maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). In March 2013, the

Quorum Purchase Facility was amended and expanded. Pursuant to the terms of the amendment and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2014 eligible timeshare receivables in an amount of up to an aggregate $30.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.5% per annum, with respect to any future advances. Advances are also subject to a loan purchase fee of 0.5%.  As of September 30, 2013, $13.3 million of the outstanding balance bore interest at a fixed rate of 6.9%, and $6.0 million of the outstanding balance bore interest at a fixed rate of 5.5%. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans. While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

Commitments

Bluegreen’s material commitments as of September 30, 2013 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete its projects based on Bluegreen’s sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt and its non-cancelable operating leases by period due date, as of September 30, 2013 (in thousands):

	Payments Due by Period
						Purchase
	Less than	1 — 3	4 — 5	After 5		Accounting
Contractual Obligations	1 year	Years	Years	Years		Adjustments	Total

Receivable-backed notes payable	$—	8,469	17,596	415,787	(1)	(51)	441,801
Lines-of-credit and notes payable	7,927	24,667	20,703	35,148		(183)	88,262
Jr. subordinated debentures	—	—	—	110,827		(49,084)	61,743
Noncancelable operating leases	6,765	12,326	10,014	14,163		1,199	44,467
Total contractual obligations	14,692	45,462	48,313	575,925		(48,119)	636,273

Interest Obligations (2)
Receivable-backed notes payable	22,276	44,204	43,020	129,495		—	238,995
Lines-of-credit and notes payable	6,954	11,117	7,733	2,355		—	28,159
Jr. subordinated debentures	5,676	11,351	11,351	98,619		—	126,997
Total contractual interest	34,906	66,672	62,104	230,469		—	394,151
Total contractual obligations	$49,598	112,134	110,417	806,394		(48,119)	1,030,424

(1) Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $0.8 million.

(2) Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2013.

As of September 30, 2013, cash required to satisfy Bluegreen’s development obligations related to resort buildings and resort amenities is estimated to be approximately $4.7 million. Bluegreen also estimates that the cash required to satisfy its retained development obligations related to certain Bluegreen Communities projects is approximately $1.0 million as of September 30, 2013. These expenditures are expected to be funded over the next three to five years, primarily with cash generated from operations; however, cash generated by operations may not be sufficient or generated in the time frames necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that Bluegreen will not be obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future. In addition, in lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with certain property owners’ associations. As of September 30, 2013, Bluegreen had liabilities for subsidies totaling $2.7 million, which are included in other liabilities on the Consolidated Statement of Financial Condition as of September 30, 2013.

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

Off-balance-sheet Arrangements

As of September 30, 2013, Bluegreen did not have any “off-balance sheet” arrangements.

BBX Capital

The Company’s consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 include the results of operations of BBX Capital. On July 31, 2012, BBX Capital completed the sale of BankAtlantic, BBX Capital’s former wholly-owned banking subsidiary, to BB&T. As a result of the completion of the sale, BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units are presented as discontinued operations for all periods presented. BBX Capital’s continuing operations are reported through two reportable segments: BBX and FAR. The only assets available to BFC from BBX Capital are dividends when and if paid by BBX Capital. BBX Capital is a separate public company, and its management prepared the following discussion, which was included in BBX Capital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries, references to the “Parent Company” are references to BBX Capital, at its parent company level,  and none of the foregoing are references to BFC, Woodbridge or Bluegreen.

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

BBX Capital Business Strategy

The majority of BBX Capital’s assets do not generate income on a regular or predictable basis. Recognizing the nature of BBX Capital’s assets, our goal is to build long-term value.  We do not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate.  BBX Capital is currently utilizing the cash flow from the monetization of its assets to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and middle market operating businesses.  BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  As previously indicated, the Company has invested $71.75 million to acquire a 46% interest in Woodbridge in connection with Woodbridge’s acquisition of all of the outstanding capital stock of Bluegreen not owned by it.  In October 2013, the Company through a newly formed joint venture entity owned 81% by the Company and 19% by BFC acquired substantially all of the assets and certain liabilities of Renin Corp. The Company is actively pursuing other operating businesses and anticipates funding investments and operations through the monetization of its assets, cash flows from its 5% preferred interest in FAR, returns from its investments, such as dividends from its investment in Woodbridge, borrowings and through joint venture partners or solicitation of funds from investors.

The Company is engaged in land entitlement activities on certain properties that we acquired through foreclosure and anticipate moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us as well as potential cash investments in such projects.  We are also exploring potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values in prior periods, the majority of our non-performing commercial real estate loans and real estate owned were written down to the then prevailing estimated fair values of the collateral less costs to sell.  We are observing improvements generally in real estate markets and believe that the underlying collateral securing certain of our commercial real estate loans and our real estate owned carrying values may be below current market values.   Additionally, this recovery in the real estate market has favorably affected the financial condition of our borrowers and we are aggressively pursuing our borrowers and/or guarantors in order to maximize our recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If we are successful in our efforts, we may recognize gains to the extent that the amounts we collect exceed the carrying value of our commercial loans and real estate owned.  Due to the nature of these activities, we do not expect to generate revenues or earnings on a predictable or consistent basis. Accordingly we expect our results of operations to vary significantly on a quarterly basis and we may continue to experience losses in subsequent periods.

Consolidated Results of Operations

The Company reports its consolidated results of operations in two reportable segments, BBX and FAR.  The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a portfolio of BankAtlantic previously charged-off loans retained by CAM in the BB&T Transaction.  As of April 2013, the BBX segment also includes the Company’s investment in Woodbridge. BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties;  maximizing the cash flows from its portfolio of charged-off loans and judgments; and pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of the assets held by FAR with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.  FAR’s activities commenced on August 1, 2012.

The results of operations of BBX for the three and nine months ended September 30, 2012 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and the operations of BankAtlantic’s Commercial Lending reporting unit and include all of BankAtlantic’s general corporate overhead for the seven months ended July 31, 2012.

Income (loss) from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended September 30,
	2013	2012	Change
BBX	$2,740	(11,924)	14,664
FAR	4,975	1,020	3,955
Income (loss) from continuing operations before provision (benefit for income taxes	7,715	(10,904)	18,619
Provision (benefit) for income taxes	20	(12,512)	12,532
Income from continuing operations	$7,695	1,608	6,087

For the Three Months Ended September 30, 2013 Compared to the Same 2012 Period:

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s performance during the 2013 third quarter compared to the same 2012 quarter was primarily the result of equity earnings from the investment in Woodbridge and lower compensation expense, interest expense, asset impairments, provision for loan losses and operating expenses partially offset by lower interest income.

During the three months ended September 30, 2013, equity earnings in Woodbridge were $8.2 million. The Company invested in Woodbridge in April 2013 and, accordingly, there were no equity earnings from Woodbridge during the 2012 period.  The lower compensation expense during 2013 primarily resulted from a $3.6 million executive management bonus accrual during the three months ended September 30, 2012 compared to an executive bonus accrual of $0.9 million during the same 2013 period.  The reversals of provision for loan losses for the three months ended September 30, 2013 reflect recoveries on commercial real estate loans of $0.3 million as well as $0.3 million of recoveries associated with the charged off portfolio compared to net charge-offs of $58,000 during the same 2012 period.  The lower asset impairments during the three months ended September 30, 2013 reflect reversals of valuation allowances on loans held for sale and real estate owned due to updated valuations.  Interest expense declined by $1.1 million during the 2013 quarter compared to the same 2012 period resulting primarily from the assumption by BB&T of all of BBX’s trust preferred securities obligations upon the consummation of the BB&T Transaction as of July 31, 2012.  The lower operating expenses reflect the elimination of BankAtlantic’s general corporate overhead as of August 1, 2012, which was included in its entirety during the one month ended July 31, 2012.  BBX’s cost structure changed significantly as a result of the sale of BankAtlantic as BBX relocated its corporate headquarters and reduced the number of employees to 31.  These reductions in expenses were partially offset by a $2.2 million decrease in interest income resulting primarily from the transfer of $297 million of BankAtlantic’s commercial loans to BB&T and the transfer of $223.8 million of BankAtlantic’s commercial loans to FAR in connection with the sale of BankAtlantic in the BB&T Transaction.

Summary Results of Operations – FAR Reportable Segment

The FAR segment’s income from continuing operations during the three months ended September 30, 2013 resulted primarily from recoveries associated with commercial loan repayments and sales of charged off tax certificates.  During the three months ended September 30, 2013 FAR received payments on three non-accrual loans resulting in $3.3 million of reversals of provision for loan losses and $0.6 million of interest income.  FAR recognized $0.9 million of other income in connection with a settlement agreement entered into with a borrower and a third party.  FAR also sold tax certificates during the third quarter of 2013 for a $0.9 million gain.  FAR expenses during the third quarter of 2013 consisted primarily of asset servicing fees, foreclosure expenses and costs to operate two public storage facilities.

The FAR segment’s income from continuing operations during the two months ended September 30, 2012 resulted primarily from interest income and reversals of provision for loan losses partially offset by BB&T’s priority return, foreclosure expenses and servicing expenses.  Reversals of provision for loan losses related primarily to commercial loan short sales at amounts higher than the loans’ carrying values and cash settlements with borrowers in connection with obtaining deeds in lieu of foreclosure on commercial loans.

For the Nine Months Ended September 30, 2013 Compared to the Same 2012 Period (in thousands):

	For the Nine Months Ended September 30,
	2013	2012	Change
BBX	$472	(33,455)	33,927
FAR	(2,138)	1,020	(3,158)
Loss from continuing operations
before provision for income taxes	(1,666)	(32,435)	30,769
Provision (benefit) for income taxes	20	(12,511)	12,531
Loss from continuing operations	$(1,686)	(19,924)	18,238

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s loss from continuing operations during the nine months ended September 30, 2013 compared to the same 2012 period was primarily the result of the items discussed above for the three months ended September 30, 2013 as well as lower professional fees reflecting legal costs incurred during the nine months ended September 30, 2012 in connection with the litigation in Delaware brought by holders of interests in the Company’s trust preferred securities and certain trustees challenging the BB&T Transaction. Such costs included reimbursements to the trustees for their legal fees and related expenses in the litigation.

BBX Loans and Real Estate Owned as of September 30, 2013 were as follows (dollars in thousands):

		Carrying
	Number	Amount
Loans receivable:
Commercial non-real estate	3	$3,331
Commercial real estate:
Residential	4	28,738
Other	4	15,820
Total gross loans	11	$47,889
Loans held for sale:
Commercial real estate	1	$3,228
Real estate owned:
Commercial real estate	20	$47,331

BBX Results of Operations

The following table is a condensed income statement summarizing the results of operations of BBX (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2013	2012	Change	2013	2012	Change
Interest income	$97	2,270	(2,173)	623	17,892	(17,269)
Net (losses) gains on sales of assets	(253)	164	(417)	3,645	628	3,017
Other	171	252	(81)	928	587	341
Total revenues	15	2,686	(2,671)	5,196	19,107	(13,911)
(Reversals) provision for loan losses	(538)	1,324	(1,862)	(1,987)	(68)	(1,919)
Employee compensation	3,186	6,669	(3,483)	9,621	16,197	(6,576)
Professional fees	1,990	1,614	376	5,134	11,050	(5,916)
Interest expense	336	1,402	(1,066)	839	9,695	(8,856)
Asset impairments	(695)	1,083	(1,778)	222	3,911	(3,689)
Other	1,179	2,518	(1,339)	2,520	11,777	(9,257)
Total expenses	5,458	14,610	(9,152)	16,349	52,562	(36,213)
Equity earnings in Woodbridge	8,183	-	8,183	11,625	-	11,625
Income (loss) from continuing operations before income taxes	2,740	(11,924)	14,664	472	(33,455)	33,927
Provision for income taxes	-	(12,904)	12,904	-	(12,903)	12,903
Net income (loss) from continuing operations	$2,740	980	1,760	472	(20,552)	21,024

Interest Income. The reduction in interest income during the three and nine months ended September 30, 2013 compared to the same 2012 period resulted primarily from the transfer of $297 million of BankAtlantic’s commercial loans to BB&T and the transfer of $223.8 million of BankAtlantic’s commercial loans to FAR in connection with the sale of BankAtlantic in the BB&T Transaction as of July 31, 2012.  The interest income during the 2013 three and nine month period consisted primarily of the recognition on a cash basis of income on non-accrual loans.

Net gains on the sales of assets. The net gains on the sales of assets during the three and nine months ended September 30, 2013 and 2012 were primarily gains/losses on the sales of real estate owned properties.  Included in net gains on sales of assets during the three and nine months ended September 30, 2013 was a $0.6 million gain on the sale of a commercial real estate loan held for sale.

Employee compensation and other expenses. The decrease in employee compensation during the three months ended September 30, 2013 compared to the same 2012 period resulted primarily from a decline in executive bonus accruals from $3.6 million during the three months ended September 30, 2012 to $0.9 million during the same 2013 period.  The decrease in employee compensation and other expenses during the nine months ended September 30, 2013 was primarily due to the elimination of BankAtlantic’s general corporate overhead, which was included in its entirety during the seven months ended July 31, 2012, and the reduction in BBX’s cost structure as a result of the sale of BankAtlantic.  The reduction in compensation expense was partially offset by an increase in share-based compensation costs.  Compensation expense during the three and nine months ended September 30, 2013 included $0.6 million and $1.7 million of share-based compensation expense, respectively, compared to $0.4 million and $0.7 million of share-based compensation expense during the three and nine months ended September 30, 2012.  Occupancy and equipment expense included in other expenses declined from $0.6 million and $4.5 million during the three and nine months ended September 30, 2012 to $0.3 million and $0.7 million during the same 2013 periods, respectively, due primarily to the relocation of BBX’s corporate headquarters.

Professional fees.  The increase in professional fees during the three months ended September 30, 2013 compared to the same 2012 period resulted primarily from legal fees associated with the SEC civil action and increased foreclosure costs.

The $5.9 million decline in professional fees during the nine months ended September 30, 2013 compared to the same 2012 period resulted primarily from legal costs during the 2012 period associated with the trust preferred securities litigation in Delaware which was resolved during the 2012 period.

Interest expense. Interest expense for the three and nine months ended September 30, 2013 relates to interest expense recognized on two notes payable aggregating $10.4 million issued as of December 31, 2012.  The notes were issued to two third party participants in loans for which CAM was the lead lender in connection with our acquisition of the participants’ interest in a loan and certain real estate owned property. The interest expense for the three and nine months ended September 30, 2012 relates to interest expense recognized on the trust preferred securities that were assumed by BB&T upon consummation of the BB&T Transaction.

Asset impairments (reversals).  Asset impairment reversals during the three months ended September 30, 2013 reflect real estate owned allowance reversals resulting from updated valuations.   Asset impairments during the nine months ended September 30, 2013 resulted from net impairment of $0.4 million on real estate owned and allowance reversals of $0.2 million on loans held for sale, all resulting from updated valuations.  Asset impairments during the three months ended September 30, 2012 consisted of $0.9 million of real estate owned impairments and $0.2 million of loans held for sale valuation allowances. Asset impairments during the nine months ended September 30, 2012 consisted of $4.4 million of real estate owned write-downs and $0.6 million of loans held for sale valuation allowances partially offset by $1.2 million of recoveries associated with assets transferred to BB&T in connection with the sale of BankAtlantic.

Provision (benefit) for income taxes.  During the three and nine months ended September 30, 2012, BBX recognized in continuing operations a tax benefit associated with income from discontinued operations resulting from the gain on the sale of BankAtlantic.  The allocation of the tax benefit from discontinued operations to continuing operations was limited to the pre-tax loss from continuing operations during the nine months ended September 30, 2012.

Asset Quality

BBX loans receivable and loans held for sale activity for the three and nine months ended September 30, 2013 was as follows (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2013	September 30, 2013
Beginning of period	$51,301	56,060
Principal paydowns	(380)	(1,337)
Transfer to real estate owned	-	(2,622)
Loans held for sale valuation adjustments	197	391
Charge-offs	-	(886)
Loan sale	-	(488)
End of period	$51,118	51,118

During the nine months ended September 30, 2013, three commercial real estate loans were transferred to real estate owned with an aggregate fair value less cost to sell of $2.6 million. The loan sale related to one commercial real estate loan that was sold for a $0.6 million gain.

At the indicated dates, BBX’s non-accrual and repossessed assets were as follows (in thousands):

	As of
	September 30, 2013	December 31, 2012
NON-ACCRUAL LOANS
Commercial real estate (1)	$42,397	45,784
Commercial non-real estate	3,331	3,362
Total non-accrual loans	45,728	49,146
Repossessed Assets:
Commercial real estate	47,331	60,164
Total non-accrual loans
and repossessed assets	$93,059	109,310

(1)

Includes $7.8 million and $10.6 million of troubled debt restructured loans as of September 30, 2013 and December 31, 2012, respectively, and excludes $4.7 million of non-accrual commercial real estate loans held for sale as of December 31, 2012.

The change in non-accrual loans during the nine months ended September 30, 2013 resulted primarily from charge-offs, loan sales and the transfer of loans to real estate owned.  The change in real estate owned reflects the transfer of $2.6 million of loans to real estate owned, $14.8 million of property sales and $0.6 million of net real estate owned write-downs in connection with updated valuations.

Changes in the allowance for loan losses were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Allowance for Loan Losses:	2013	2012	2013	2012
Balance, beginning of period	$871	5,185	1,309	83,460
Charge-offs :
Commercial real estate	-	(20)	(913)	(52,521)
Commercial non-real estate	-	(306)	-	(15,868)
Discontinued operations	-	(641)	-	(641)
Total Charge-offs	-	(967)	(913)	(69,030)
Recoveries of loans
previously charged-off	621	909	2,545	3,150
Net recoveries (charge-offs)	621	(58)	1,632	(65,880)
Reversals of provision for loan losses	(538)	(38)	(1,987)	(1,430)
Transfer allowance to FAR	-	(4,723)	-	(4,723)
Provision for loan loss - discontinued operations	-	136	-	136
Transfers to assets held for sale	-	-	-	(11,061)
Balance, end of period	$954	502	954	502

The commercial real estate charge-offs during the nine months ended September 30, 2013 related to three commercial real estate loans. Two of the loans were charged down $0.5 million in the aggregate due to updated valuations and the other loan was charged down by $0.4 million in connection with a short sale.

Commercial real estate loan charge-offs during the nine months ended September 30, 2012 related to charge-offs of previously established specific valuation allowances, $46.7 million of which were associated with the transition of BankAtlantic from OTS regulation to OCC regulation and $16.3 million of which related to the transfer of commercial residential loans to held for sale.  Commercial non-real estate loan charge-offs during the nine months ended September 30, 2012 included $12.5 million of charge-offs of previously established specific valuation allowances associated with the transition to OCC regulation. The remaining $2.1 million of charge-offs during 2012 related to one asset backed loan.

The recoveries of loans previously charged-off during the three and nine months ended September 30, 2013 resulted primarily from cash collected on certain previously charged-off loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction and recoveries from loans transferring to real estate owned as the fair value of the underlying collateral less cost to sell was greater than the recorded investment on certain loans.

Reversals of provision for loan losses for the three and nine months ended September 30, 2013 reflect declining commercial real estate loan balances due to loans transferring to real estate owned and loan payoffs as well as an improved historical loss experience.  Reversals of provision for loan losses during the three and nine months ended September 30, 2012 reflect improved historical loss experience during 2012 and a decline in loans migrating to non-accrual status.

The allowance for loan losses of $11.1 million associated with commercial loans transferred to BB&T upon the sale of BankAtlantic was transferred to assets held for sale during the nine months ended September 30, 2012.

FAR Loans and Real Estate Owned as of September 30, 2013 were as follows (dollars in thousands):

		Carrying
	Number	Amount
Loans receivable:
Commercial non-real estate	2	$7,019
Commercial real estate:
Residential	4	11,353
Other	18	54,956
Consumer	161	13,963
Residential:
Residential-interest only	53	15,117
Residential-amortizing	189	30,352
Total gross loans	427	$132,760
Loans held for sale:
Commercial real estate	-	$-
Small business	82	12,922
Total loans held for sale	82	$12,922
Real estate owned:
Commercial real estate	14	$33,988
Small business	5	1,533
Consumer	1	71
Residential	23	4,805
Tax certificates	34	397
Total real estate owned	77	$40,794

FAR Results of Operations

FAR commenced operations on August 1, 2012.  The results of operations of the FAR business segment for the three and nine months ended September 30, 2013 was as follows (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2013	2012	Change	2013	2012	Change
Interest income	$2,444	1,966	478	7,336	1,966	5,370
Net gains on sales of assets	1,165	328	837	1,517	328	1,189
Other revenues	1,372	-	1,372	1,601	-	1,601
Total revenues	4,981	2,294	2,687	10,454	2,294	8,160
Reversals of provision from loan losses	(3,895)	(1,067)	(2,828)	(1,515)	(1,067)	(448)
Professional fees	536	229	307	760	229	531
Interest expense	824	1,095	(271)	2,844	1,095	1,749
Asset impairments	622	566	56	4,847	566	4,281
Other	1,919	451	1,468	5,656	451	5,205
Total expenses	6	1,274	(1,268)	12,592	1,274	11,318
Income (loss) from continuing
operations before income taxes	4,975	1,020	3,955	(2,138)	1,020	(3,158)
Provision for income taxes	20	392	(372)	20	392	(372)
Net income (loss) from continuing operations	$4,955	628	4,327	(2,158)	628	(2,786)

Interest Income.  FAR’s interest income consisted of interest income of $2.4 million and $6.8 million on loans and $0.1 million and $0.5 million of interest income from tax certificates during the three and nine months ended September 30, 2013, respectively.  FAR’s interest income consisted of $1.8 million of interest income on loans and $0.1 million of interest income on tax certificates during the two months ended September 30, 2012.

Net gains on sales of assets. Net gains on sales of assets during the three and nine months ended September 30, 2013 included $0.9 million of gains associated with the sale of tax certificates.  The remaining gains on sales of assets were associated with real estate owned sales.  Net gains on sales of assets during the two months ended September 30, 2012 were associated with the sale of real estate owned.

Other revenues. Other revenues during the three and nine months ended September 30, 2013 included $0.9 million from loan transfers to real estate owned and the remaining other revenues represented rental income from public storage operating facilities that were acquired through foreclosure in April 2013.

Professional fees. Professional fees represent primarily legal costs associated with collection activities.

Interest expense.  Interest expense during the three and nine month periods ended September 30, 2013 represented the priority return on the preferred membership interests in FAR. BBX’s 5% share of the priority return of $41,000 and $142,000 during the three and nine month periods ended September 30, 2013, respectively, was eliminated in consolidation.  The priority return is LIBOR + 200 basis points per annum on the unpaid preferred membership interest preference amount. FAR utilized net cash flows primarily from asset liquidations and loan repayments to repay the preference amount and fund the priority return.  As of September 30, 2013, BB&T and BBX’s preferred membership interest preference amount in FAR was $110.6 million and $5.8 million, respectively.

Interest expense during the three months ended September 30, 2012 represented the priority return on the preferred membership interests in FAR.  BBX’s 5% share of the priority return of $55,000 was eliminated in consolidation.

As of September 30, 2012, BB&T and BBX’s preferred membership interest preference amount in FAR was $209.0 million and $11.0 million, respectively.

Asset Impairments.  Asset impairments during the three months ended September 30, 2013 consisted of $0.3 million of net impairments on real estate owned due to updated valuations, a $0.1 million increase in loans held for sale valuation allowance and a $0.2 million increase in the provision for tax certificate losses.  Asset impairments during the nine months ended September 30, 2013 consisted of $2.7 million of real estate owned impairments, $1.7 million of lower of cost or market valuation allowance adjustments on loans held for sale and $0.5 million provision for tax certificate losses.  The real estate owned impairments resulted primarily from a $2.0 million impairment on an office warehouse property based on an updated valuation.   The increase in the valuation allowance for loans held for sale resulted from a decline in small business loan valuations.

Asset impairments for the three months ended September 30, 2012 consisted of $0.5 million of lower of cost or market valuation allowance adjustments on loans held for sale and a $0.2 million provision for tax certificates partially offset by  $0.2 million of real estate owned impairment reversals.

Other. Other expenses during the three and nine months ended September 30, 2013 were as follows (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2013	2012	Change	2013	2012	Change
Asset servicing expenses	$958	-	958	1,935	-	1,935
Foreclosure expenses	212	206	6	2,428	206	2,222
Foreclosed assets activity, net	197	204	(7)	243	204	39
Depreciation expense	109	-	109	217	-	217
Other	443	284	159	833	284	549
Total other expenses	$1,919	694	1,225	5,656	694	4,962

Asset servicing expenses were fees to third party management companies who service FAR’s loans and real estate owned.  FAR had $160.6 million of loans and real estate owned serviced by third parties as of September 30, 2013.  Foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans in foreclosure as well as legal expenses.  Included in foreclosure expenses during the nine months ended September 30, 2013 were $0.8 million of bankruptcy trustee and accounting fees associated with the foreclosure of two related properties. Foreclosed assets activity, net represents real estate held for sale operating expenses net of income from income producing properties. FAR’s income producing properties consist primarily of shopping centers, golf courses and office facilities.  Depreciation and other expenses relate primarily to the operations of two public storage rental facilities that were acquired through foreclosure in April 2013.

Asset Quality

FAR’s loans receivable and loans held for sale activity for the three months ended September 30, 2013 (in thousands):

		Small
	Residential	Business	Consumer	Commercial	Total
Balance as of June 30, 2013	$49,211	14,653	14,573	121,627	200,064
Principal paydowns	(2,739)	(1,987)	(393)	(34,965)	(40,084)
Transfer to real estate owned	(1,380)	-	(71)	(15,300)	(16,751)
Transfer to properties and equipment	-	-	-	-	-
Loans held for sale valuation adjustments	-	256	-	141	397
Reversals (charge-offs)	509	-	(146)	1,823	2,186
Balance as of September 30, 2013	$45,601	12,922	13,963	73,326	145,812

FAR’s loans receivable and loans held for sale activity for the nine months ended September 30, 2013 (in thousands):

		Small
	Residential	Business	Consumer	Commercial	Total
Balance as of December 31, 2012	$54,786	18,781	16,907	176,087	266,561
Principal paydowns	(5,242)	(4,559)	(1,470)	(66,794)	(78,065)
Transfer to real estate owned	(4,618)	-	(71)	(23,413)	(28,102)
Transfer to office properties and equipment	-	-	-	(12,834)	(12,834)
Loans held for sale valuation adjustments	-	(1,300)	-	184	(1,116)
Reversals (charge-offs)	675	-	(1,403)	96	(632)
Balance as of September 30, 2013	$45,601	12,922	13,963	73,326	145,812

During the third quarter of 2013, commercial loan principal paydowns consisted primarily of the repayment of two loans with an aggregate recorded investment of $28.6 million.  During the third quarter of 2013, three commercial real estate loans, one consumer loan and ten residential loans were transferred to real estate owned with a fair value less cost to sell of $15.3 million, $0.1 million and $1.4 million, respectively.  The residential and commercial loan net reversals resulted primarily from short sale recoveries and the transfer of loans to real estate owned where the fair value of the collateral less cost to sell was higher than the recorded investment of the loans.  The consumer loan net charge-offs resulted primarily from updated collateral valuations and secondarily from initial valuations of loans first becoming past due 120 days during the quarter.

During the nine months ended September 30, 2013, commercial loan principal pay-downs consisted primarily of the repayment of six loans with an aggregate recorded investment of $54.8 million.  During the first nine months of 2013, nine commercial real estate loans and twenty-two residential loans were transferred to real estate owned with a fair value less cost to sell of $23.4 million and $4.6 million, respectively.  During the nine months ended September 30, 2013 FAR foreclosed on two storage facilities with a fair value of $12.8 million.  One of these properties is a traditional climate controlled storage rental facility.  The other property is a robotic high security climate controlled rental facility designed to store fine art, antiques, collectables, exotic cars and important documents.  FAR decided to retain, and with BBX Capital’s assistance, manage these two facilities. The commercial loan net reversals included recoveries and charge-off reversals on loans transferred to real estate owned partially offset by a $2.0 million charge-off of a loan secured by a hotel based on an updated valuation.

At the indicated dates, FAR’s non-accrual and repossessed assets were as follows (in thousands):

	As of
	September 30, 2013	December 31, 2012
NON-ACCRUAL ASSETS
Tax certificates (1)	$1,127	6,391
Commercial real estate	47,650	94,167
Consumer	5,796	7,859
Residential	40,173	44,622
Total non-accrual assets	94,746	153,039
Repossessed Assets:
Tax certificates	397	704
Commercial real estate	33,988	12,956
Residential real estate	4,805	5,802
Small business real estate	1,533	2,030
Consumer real estate	71	505
Total repossessed assets	40,794	21,997
Total	$135,540	175,036

(1)	Excludes $0.3 million of tax certificates held for sale as of September 30, 2013.

The decline in non-accrual tax certificates resulted primarily from $3.4 million of charge-offs and secondarily from tax certificate redemptions and sales.  The tax certificate charge-offs had been reserved for in their entirety as of December 31, 2012.

The decrease in non-accrual loans during the nine months ended September 30, 2013 resulted from charge-offs, loan repayments, and the transfer of loans to real estate owned.  The decrease in non-accrual commercial loans largely reflects the repayment of an $11.3 million commercial real estate loan and the transfer of $34.9 million of commercial real estate loans to real estate owned and properties and equipment.  The decline in non-accrual residential loans reflects the liquidation of residential loans through short sales and the transfer of loans to real estate owned. The reduction in non-accrual consumer loans was due primarily to charge-offs and secondarily to loan repayments.

The higher balance of repossessed assets at September 30, 2013 compared to December 31, 2012 resulted primarily from commercial real estate loan foreclosures partially offset by $6.4 million of sales of real estate owned.  The real estate owned sold was mainly residential properties.

FAR’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of September 30, 2013 (1)		As of December 31, 2012 (2)
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$42,093	703	81,603	31,633
Consumer	1,378	7,332	1,438	8,191
Residential	6,078	1,433	5,525	3,695
Total	$49,549	9,468	88,566	43,519

(1)	Excludes $3.6 million and $1.7 million of non-accrual and accruing troubled debt restructured loans held for sale, respectively, as of September 30, 2013.
(2)	Excludes $3.1 million and $4.9 million of non-accrual and accruing troubled debt restructured loans held for sale, respectively, as of December 31, 2012.

The activity in the allowance for loan losses during the three and nine month period ended September 30, 2013 and 2012, respectively, was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Allowance for Loan Losses:	2013	2012	2013	2012
Balance, beginning of period	$4,373	1,968	4,002	1,968
Charge-offs :
Commercial real estate	(227)	(538)	(3,002)	(538)
Commercial non-real estate	-	(1,070)	-	(1,070)
Small business	-	(1,524)	-	(1,524)
Consumer	(241)	(515)	(1,528)	(515)
Residential	(141)	(645)	(589)	(645)
Total Charge-offs	(609)	(4,292)	(5,119)	(4,292)
Recoveries of loans
previously charged-off	3,969	3,399	6,470	3,399
Net charge-offs	3,360	(893)	1,351	(893)
Transfer of allowance from CAM	-	4,723	-	4,723
Provision for loan losses	(3,895)	295	(1,515)	295
Balance, end of period	$3,838	6,093	3,838	6,093

Commercial real estate charge-offs during the three and nine months ended September 30, 2013 related primarily to updated valuations on collateral dependent loans.  Consumer and residential loan charge-offs mainly reflect updated valuations on non-accrual loans and initial charge downs on loans past due greater than 120 days.  The recoveries of loans previously charged-off resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from loans transferred to real estate owned where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

During the nine months ended September 30, 2013, the $3.9 million reversals of the provision for loan losses was partially offset by an increase in the consumer allowance for loan losses.

Commercial non-real estate charge-offs during the three months ended September 30, 2012 were associated with the charge-off of an asset-based loan as the liquidation of the borrower’s inventory resulted in net proceeds below the carrying value of the loan.

Subsequent to the sale of BankAtlantic, management evaluated its retained loan portfolio in relation to its business strategy and operating costs and transferred its entire portfolio of small business loans to loans held for sale as of September 30, 2012.  Upon transfer, the small business loans were charged down by $1.3 million which represented the lower of the fair value of the loan and its carrying value.

Consumer and residential loan charge-offs during the two months ended September 30, 2012 primarily reflect updated property valuations on residential loans more than 120 days past due.

The recoveries for loan losses during the three and nine months ended September 30, 2012 primarily related to commercial loan short sales at amounts higher than the loans’ carrying values and cash settlements with borrowers in connection with obtaining deeds in lieu of foreclosure on commercial loans.

BBX Capital’s Consolidated Financial Condition

The Company’s total assets as of September 30, 2013 were $409.1 million compared to $470.7 million as of December 31, 2012.  The decline in total assets reflects the utilization of cash proceeds from loan repayments and real estate owned sales to repay BB&T’s preferred interest in FAR partially offset by delivery of a promissory note as partial consideration for the Company’s investment in Woodbridge.

The changes in the components of total assets from December 31, 2012 to September 30, 2013 are summarized below:

•

Decrease in cash primarily in connection with the investment in Woodbridge and payments of BB&T’s preferred interest in FAR partially offset by proceeds from loan repayments and proceeds from the sale of real estate owned and $16.6 million of dividends received from Woodbridge,

•

Decline in loans held for sale resulting primarily from the transfer of commercial loans to real estate owned, sale of a $0.5 million loan, transfer of $1.3 million of commercial loans to held for investment and $1.3 million of impairments on loans held for sale,

•

Lower loans receivable balances reflecting $83 million of loan repayments, $30.7 million of loans transferring to real estate owned and $12.8 million of loan transfers to property and equipment as a result of FAR’s decision to retain and manage the collateral upon foreclosure,

•	Investment of $85.5 million in Woodbridge and $11.6 million of equity earnings in Woodbridge, partially offset by $16.6 million of dividends received from Woodbridge,
•

Increase in real estate owned reflecting the transfer of $30.8 million of loans and tax certificates to real estate owned partially offset by the sale of $21.6 million of real estate owned properties and $3.3 million of real estate owned write-downs, and

•

Higher other asset balances resulting primarily from an investment of $1.3 million relating to a 13% interest in a real estate development joint venture and a $3.0 million refundable deposit associated with the Renin Corp acquisition.

The Company's total liabilities at September 30, 2013 were $157.1 million compared to $230.4 million at December 31, 2012.  The changes in the components of total liabilities from December 31, 2012 to September 30, 2013 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting payments of proceeds from the monetization of FAR assets,
•	Increase in note payable to Woodbridge associated with the Company’s investment in Woodbridge and the issuance of an $11.75 million note,
•	Increase in notes payable from premium amortization, and
•	Increase in other liabilities primarily due to higher accrued legal and loan servicing expenses.

BBX Capital’s Liquidity and Capital Resources

The Company’s principal sources of liquidity were its cash holdings, funds obtained from scheduled payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate and distributions received from Woodbridge.  While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital until such time as BB&T’s preferred membership interest is fully repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $110.6 million at September 30, 2013.

The Company’s cash at banks was $18.4 million at September 30, 2013, which does not include $6.9 million of cash in FAR.  The Company had $9.1 million of current liabilities as of September 30, 2013.   The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge.  However, dividends from Woodbridge will be dependent on and subject to the results of operations, cash flows and business plans of Bluegreen, Woodbridge’s wholly owned subsidiary, as well as restrictions contained in Bluegreen’s debt facilities, and as a consequence the Company may not receive dividends from Woodbridge in the time frames or amounts anticipated, or at all. The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% preferred interest in the net cash flows from FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs and real estate owned operating expenses and, to the extent of available liquidity, to pursue its business strategy of pursuing investments, directly or through joint ventures, in real estate (which may include acquisition and/or development) and middle market operating businesses as well as specialty finance activities over time as assets are monetized.

A significant source of liquidity is the liquidation of loans and real estate owned.  During the nine months ended September 30, 2013, the proceeds from the liquidation of loans and real estate owned was approximately $84.6 million and $25.2 million, respectively.

The Company’s real estate owned activities includes hiring property managers to operate income producing properties, making protective expenditures in an effort to maintain the value of properties and undertaking the development or improvement of properties to position the properties for sale, potential joint venture arrangements or land development activities.

The Company’s Contractual Obligations and Off Balance Arrangements as of September 30, 2013 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$110,646	-	-	-	110,646
Operating lease obligation	1,819	369	771	679	-
Note payable to Woodbridge	11,750	-	-	11,750	-
Notes payable	11,505	243	648	3,153	7,461
Other obligations	261	120	141	-	-
Total contractual cash obligations	$135,981	732	1,560	15,582	118,107

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s results, particularly with respect to the Bluegreen Resorts, FAR and BBX reporting segments, are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.  Changes in interest rates can impact the net interest income recognized by BBX Capital and Bluegreen as well as the valuation of their respective assets and liabilities (as well as Woodbridge’s indebtedness at its parent company level).  The Company’s interest rate risk position did not significantly change during the nine months ended September 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” sections of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 1A.  Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 30 2013, a total of 563,844 of our Class A Common Stock previously owned by certain of our executive officers were accepted as payment in satisfaction of tax withholding obligations relating to the vesting of certain previously reported restricted stock awards granted to the executive officers. Further information is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2013	-	$ -	-	20,000,000 shares
				(or $10,000,000)
August 1 – August 31, 2013	-	$ -	-	20,000,000 shares
				(or $10,000,000)
September 1 – September 30, 2013	563,844	$ 2.63	-	20,000,000 shares
				(or $10,000,000)
Total	563,844	$ 2.63	-	20,000,000 shares
				(or $10,000,000)

(1)

On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program, which was publicly announced on September 22, 2009, replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  Our current share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors considered by management.  As of the date of filing of this Quarterly Report on Form 10-Q, no share repurchases have been made under our current share repurchase program. The share repurchase program does not have an expiration date and may be modified or discontinued at any time in the discretion of our Board of Directors.

Item 6.  Exhibits

Exhibit 10.1*BXG Receivables Note Trust 2013-A, Standard Definitions (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 2, 2013)

Exhibit 10.2*Indenture between BXG Receivables Note Trust 2013-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of September 15, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 2, 2013)

Exhibit 10.3*Sale Agreement by and among BRFC 2013-A LLC, as Depositor, and BXG Receivables Note Trust 2013-A, as Issuer, dated as of September 15, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 2, 2013)

Exhibit 10.4*Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2013-A LLC, as Depositor, dated as of September 15, 2013 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 2, 2013)

Exhibit 10.5*Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller, and BRFC 2013-A LLC, as Depositor, dated as of September 15, 2013 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on October 2, 2013)

Exhibit 31.1*Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1**Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2**Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSXBRL Instance Document

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Labels Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

* Exhibits filed with this Form 10-Q.

** Exhibits furnished with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION

Date:  November 14, 2013By:/s/ Alan B. Levan

Alan B. Levan, Chief Executive Officer

Date:  November 14, 2013By:/s/ John K. Grelle

John K. Grelle, Chief Financial Officer and Chief Accounting Officer