Form 10-K
period 2013-12-31
BFC FINANCIAL CORP
filed 2014-03-17
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES [  ]  NO [X]

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

Large accelerated filer   [  ]Accelerated filer [X]Non-accelerated filer [  ]    Smaller reporting company [X]

Based on its public float as of June 30, 2013, the Company is an accelerated filer for 2014, beginning with this Annual Report on Form   10-K.  However, under the rules and regulations of the Securities and Exchange Commission, the Company will remain a smaller reporting company until the filing of its Quarterly Report on Form 10-Q for the quarter ending March 31, 2014.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES [  ]  NO [X]

On June 30, 2013, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $153.4 million computed by reference to the closing price of the registrant’s Class A Common Stock on such date. The registrant does not have any non-voting common equity.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 10, 2014 is as follows:

Class A Common Stock of $.01 par value, 75,850,361 shares outstanding.
Class B Common Stock of $.01 par value, 7,332,184 shares outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

1

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

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which our subsidiaries operate, including the resort development and vacation ownership industries in which Bluegreen Corporation (“Bluegreen”) operates, and the investment, development, and asset management and real estate-related industries in which BBX Capital Corporation (“BBX Capital”) operates, while other factors apply more specifically to BFC, including, but not limited to, the following:

•	BFC has limited sources of cash which may present risks to its ongoing operations;
•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits, and the risk that BFC will not be in a position to make new investments or that any investments made, including BFC’s investments in Bluegreen and Renin Holdings, LLC , will not prove to be advantageous;

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

•

BFC’s shareholders’ interests will be diluted if additional shares of BFC’s common stock are issued, including shares issued in connection with the proposed merger with BBX Capital, and BFC’s investments in its subsidiaries may be diluted if such subsidiaries issue additional shares of stock to the public or persons other than BFC;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of BFC and its subsidiaries;
•

the impact of the economy on BFC, the price and liquidity of BFC’s common stock and BFC’s ability to obtain additional capital, including the risk that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations, it may not be possible to issue any such securities on favorable terms, if at all;

•	the performance of entities in which BFC has made investments may not be profitable or their results as anticipated;
•

BFC is dependent upon dividends from its subsidiaries to fund its operations; BFC’s subsidiaries may not be in a position to pay dividends or otherwise make a determination to pay dividends to its shareholders, dividend payments may be subject to certain restrictions, including restrictions contained in debt instruments; any payment of dividends by a subsidiary of BFC is subject to declaration by such subsidiary’s board of directors or managers (which, in the case of BBX Capital, is currently comprised of a majority of independent directors under the listing standards of the NYSE) as well as the boards of directors of both BBX Capital and

BFC in the case of dividend payments by Woodbridge; and dividend decisions may not be made in BFC’s interests;
•

risks relating to the April 2013 acquisition of Bluegreen, including that the transaction may not result in the realization of the expected benefits, as well as the significant costs incurred in connection with the transaction, including with respect to the shareholder class action lawsuits relating to the transaction;

•

the uncertainty regarding, and the impact on BFC’s cash position of, the amount of cash that will be required to be paid to former shareholders of Woodbridge Holdings Corporation (“WHC”) who exercised appraisal rights in connection with the 2009 merger between BFC and WHC , including the legal and other professional fees and other costs and expenses of such proceedings;

•

the preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of BFC or its subsidiaries;

•

risks related to litigation and other legal proceedings involving BFC and its subsidiaries, including (i) the legal and other professional fees and other costs and expenses of such proceedings, as well as the impact of any finding of liability or damages on the financial condition and operating results of BFC or its subsidiaries and (ii) with respect to the pending action brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman, reputational risks and risks relating to the potential loss of the services of BFC’s Chairman as well as the impact of such action on BFC’s ability to obtain the listing of its Class A Common Stock on a national securities exchange or qualified inter-dealer quotation system, which is a condition to the consummation of BFC’s proposed merger with BBX Capital;

•	the risk and uncertainties described below with respect to BBX Capital and Bluegreen; and
•	BFC’s success at managing the risks involved in the foregoing.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	the overall state of the economy, interest rates and the availability of financing may affect Bluegreen’s ability to market vacation ownership interests (“VOIs”);
•

the risks related to Bluegreen’s notes receivable and loans, including that Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if Bluegreen experiences a significant number of defaults and, if actual default trends differ from Bluegreen’s expectations, Bluegreen may be required to further increase its allowance for loan losses and record impairment charges, which may be material, in connection with any such increase;

•

the risk that, if financing is required, Bluegreen may not be able to draw down on, or renew or extend, existing credit facilities or successfully securitize additional VOI notes receivable and/or obtain receivable-backed credit facilities on favorable terms, or at all;

•

while Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will  be successful or that Bluegreen’s business and profitability will not otherwise continue to depend on its ability to obtain financing, which may not be available on favorable terms, or at all, and Bluegreen may need to increase its capital expenditures in the future;

•

Bluegreen’s future success depends on its ability to market its products successfully and efficiently; Bluegreen’s VOI sales may be materially and adversely impacted if it is unable to maintain or enter into new marketing alliances and relationships; Bluegreen’s marketing expenses may continue to increase, particularly if Bluegreen’s marketing  efforts focus on new customers rather than sales to existing owners; and increased marketing efforts and/or expenses may not result in increased sales;

•	The risk that if new customers are not sufficiently added to Bluegreen’s existing owner base, Bluegreen’s ability to continue to sell VOIs to existing owners will diminish over time;
•	Loss, damage or interruption to any of the products or services offered at Bluegreen’s resorts may negatively impact Bluegreen’s operations;
•

Bluegreen competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen, and Bluegreen may not be able to compete effectively;

•

Bluegreen may not meet its customers’ expectations as to the quality, value and efficiency of its products and services, and customer dissatisfaction with Bluegreen’s products and services may result in negative publicity and/or decreased sales, or otherwise adversely impact Bluegreen’s operating results and financial condition;

•

An increase in the points assigned to Bluegreen’s VOI inventory, including as a result of the acquisition of higher cost VOIs, may cause the cost of Bluegreen’s products and services to no longer align with its customers’ financial ability, result in customer dissatisfaction relating to an inability to use points for desired stays or otherwise adversely impact Bluegreen and its business and operations;

•

Bluegreen may not be successful in increasing or expanding its fee-based services relationships because of changes in economic conditions or otherwise, and such fee-based service activities may not be profitable, which would have an adverse impact on its results of operations and financial condition;

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
•

Bluegreen has outstanding indebtedness which may negatively impact its available cash and its flexibility in the event of  a deterioration of economic conditions and increase Bluegreen’s vulnerability to adverse economic changes and conditions, and Bluegreen’s level of indebtedness may increase in the future;

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
•

there are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP and any changes in estimates, judgments and assumptions used could have a material adverse impact on Bluegreen operating results and financial condition;

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

With respect to BBX Capital, the risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BBX Capital and its subsidiaries, including their respective markets, products and services, decreases in real estate values, and increased unemployment or sustained high unemployment rates on its business generally, the ability of BBX Capital’s borrowers to service their obligations and the value of collateral securing outstanding loans;

•

credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on BBX Capital’s assets and the credit quality of its loans;

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in BBX Capital’s allowance for loan losses;
•	the impact of and expenses associated with litigation, including but not limited to, the pending action brought by the SEC against BBX Capital and its Chairman;
•	adverse conditions in the stock market, the public debt market and other financial and credit markets, and the impact of such conditions on BBX Capital’s activities;
•	the risks associated with the impact of periodic valuations of BBX Capital’s assets for impairment;
•

the risks related to BBX Capital’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, or which may not be profitable, including BBX Capital’s investment in Woodbridge, the success of which will be dependent on the results of Bluegreen;

•

the risks that the assets retained by BBX Capital in CAM and FAR may not be monetized at the values currently ascribed to them, and that BBX Capital’s investments in real estate developments, real estate joint ventures and operating businesses, including BBX Capital’s investment in Woodbridge, Hoffman’s and its acquisition with BFC of Renin Corp., as well as any acquisitions or investments that BBX Capital may make in the future may not achieve the returns anticipated or may not be profitable;

•

the risk that BBX Capital’s investments in real estate developments and real estate joint ventures will increase its exposure to downturns in the real estate and housing industries and expose it to risks, including that joint venture partners may be financially unable or unwilling to fulfill their obligations under joint venture agreements requiring BBX Capital to provide financial support;
•

failure of third party suppliers and manufacturers to provide quality products on commercially reasonable terms could adversely affect the businesses of Renin and Hoffman’s, and BBX Capital’s investment in Renin exposes it to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Britain Pound; and

•	BBX Capital’s success at managing the risks involved in the foregoing.

In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company and BBX Capital with the SEC, including those disclosed in the “Risk Factors” sections of such reports. The Company cautions that the foregoing factors are not exclusive.

The Company

BFC is a Florida-based holding company whose principal holdings include an approximately 52% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), which owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a sales, marketing and management company primarily focused on the hospitality and vacation ownership industries. BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures, and investments in middle market operating businesses.  BBX Capital holds the remaining 46% equity interest in Woodbridge.  BFC also holds interests in other investments and subsidiaries as described herein and previously held a significant investment in Benihana Inc. (“Benihana”) until the acquisition of Benihana by Safflower Holdings Corp. (“Safflower”) during August 2012.  The Company reports the results of its continuing operations through four segments: Real Estate Operations; Bluegreen Resorts; BBX: and FAR.

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interests, including BBX Capital, Woodbridge and Bluegreen.  As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge). The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2013, BFC had an approximately 52% economic ownership interest in BBX Capital and, through Woodbridge, without regard to its indirect interest in Woodbridge through BBX Capital, an approximately 54% economic ownership interest in Bluegreen.  BFC’s economic ownership interest in BBX Capital and Bluegreen set forth above and elsewhere herein is calculated in accordance with the requirements of GAAP and, therefore, excludes unvested restricted shares issued by the applicable company to such company’s officers and directors.

As discussed below, BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components are recorded as discontinued operations as a result of BBX Capital’s sale of BankAtlantic, BBX Capital’s former banking subsidiary, to BB&T Corporation (“BB&T”) during July 2012.  Discontinued operations of BFC also include the results of Bluegreen Communities, substantially all of the assets of which were sold by Bluegreen during May 2012, and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”).  See Note 3 to the consolidated financial statements for further discussion of discontinued operations.

As of December 31, 2013, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $239.4 million.  Net income attributable to BFC for the year ended December 31, 2013 was approximately $29.1 million.  Net income attributable to BFC for the year ended December 31, 2012 was approximately $166.0 million and included a gain on sale of BankAtlantic of approximately $293.4 million.  Net loss attributable to BFC was approximately $11.3 million for the year ended December 31, 2011.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. In recent years, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole.  Initiatives in furtherance of this strategy include the April 2013 Bluegreen merger and the currently proposed merger with BBX Capital, in each case as described in further detail below, as well as our investment with BBX Capital in Renin.  Additionally, we may invest in operating businesses and real estate joint ventures for the development of residential and commercial real estate projects, including those in which our affiliates may participate.  In furtherance of this goal, we may evaluate various financing transactions, including debt or equity financings as well as other alternative sources of new capital. BFC’s  investments or acquisitions, and the business and investment strategies of BFC’s subsidiaries, may not prove to be successful or even if successful may not generate current income, or may generate income on an irregular basis, and may involve a long term investment, causing our results of operations to vary significantly on a quarterly basis.   For additional information regarding the strategic activities taken by BFC during the past three years and other events which have had a material impact on our operating results and financial condition, see “Strategic Transactions and Other Events” below and “Part II-Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Strategic Transactions and Other  Events

Acquisition of Renin Corporation

On October 30, 2013, Renin Holdings LLC, a newly formed joint venture entity currently beneficially owned 81% by BBX Capital and 19% by BFC, through newly formed acquisition subsidiaries (Renin Holdings LLC and its acquisition subsidiaries are collectively referred to herein as the “Purchasers”) acquired substantially all of the assets of Renin Corp. and its subsidiaries (collectively, the “Sellers”), manufacturers of interior closet doors, wall décor, hardware and fabricated glass products, for approximately $14.5  million (the “Renin Acquisition”).  The $14.5 million transaction consideration was subject to certain potential post-closing adjustments based on the Sellers’ working capital as of the closing and certain contractually provided Seller indemnities.  At the closing, approximately $1.7 million of the transaction consideration was placed in escrow pending final determination of the working capital adjustment, if any, and final resolution of any indemnification obligations of the Sellers.  In January 2014, Renin Corp.’s working capital and indemnification obligations were finalized and the entire escrow balance of $1.7 million was distributed to the Purchasers in February 2014.   Included in other assets in the Company’s Statement of Financial Condition was a $1.7 million receivable for the Renin Corp. working capital adjustment.  The Renin Transaction Consideration was adjusted to $12.8 million to reflect the Renin Corp working capital adjustment.  Renin revenues for the two months ended December 31, 2013 were approximately $9.3 million. Renin Corp. had revenues of $56.3 million for the ten months ended October 30, 2013.

Bluegreen Specialty Finance, LLC, a subsidiary of Bluegreen, funded approximately $9.4 million of the transaction consideration in a term loan and revolver facility (the “Renin Loan”).  The Renin Loan includes a $3.0 million term loan and provides for additional borrowings of up to $9 million on a revolving basis ($6.4 million of which was drawn upon at the closing), subject to the terms of a borrowing base specified in the Renin Loan.  Amounts outstanding under the Renin Loan bear interest at a fixed rate of 7.25% per annum and are collateralized by substantially all of the assets of the Purchasers.  All amounts outstanding under the Renin Loan will, unless extended, become due on April 30, 2014. The balance of the transaction consideration of $5.2 million was funded approximately $4.2 million by BBX Capital and approximately $1.0 million by BFC in accordance with their percentage equity interests in Renin Holdings LLC.  The transaction consideration was used to satisfy certain of the Sellers’ outstanding debt and other liabilities, obligations and expenses.

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

BBX Capital- Acquisition of Hoffman’s Chocolates and Williams and Bennett

On December 10, 2013, BBX Capital, through its newly formed wholly owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), acquired Hoffman’s Chocolates and its subsidiaries,  Boca Bons and Good Fortunes (collectively, “Hoffman’s”).  Hoffman’s provides premier chocolate products with a product line of over 70 varieties of confections.  Hoffman’s currently operates 4 retail stores in South Florida.  Hoffman’s revenues were $1.0 million during the one month ended December 31, 2013.  Hoffman’s had revenues of approximately $3.3 million during the eleven months ended November 30, 2013.

On January 13, 2014, BBX Sweet Holdings acquired Williams & Bennett, including its other brand Big Chocolate Dipper. Williams & Bennett is headquartered in Boynton Beach, Florida and is a manufacturer of quality chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.  Williams & Bennett had revenues of approximately $4.8 million during the year ended December 31, 2013.

BBX Capital Merger Agreement

On May 7, 2013, BFC, BBX Merger Sub, LLC, a wholly-owned acquisition subsidiary of BFC (“BBX Merger Sub”), and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement, BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, which was approved by a special committee comprised of BBX Capital’s independent directors as well as the full boards of directors of both BFC and BBX Capital,  if the merger is consummated, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (as such exchange ratio may be adjusted in accordance with the terms of the merger agreement, the “Exchange Ratio”). If the merger is consummated, each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, if the merger is consummated, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio. Consummation of the merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BBX Capital or BFC.

BFC has been advised by the NYSE and NASDAQ that, subject to a change in their position in the future, they would not consider approval of any application for listing of BFC’s Class A Common Stock during the pendency of the currently pending litigation brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman. Accordingly, BFC has not yet filed an application for the listing of its Class A Common Stock and may or may not do so depending on whether a national securities exchange or qualified inter-dealer quotation system indicates an application could be considered for approval prior to resolution of the litigation. The pendency of the SEC action and delays in resolving the action have had the effect of delaying any listing of BFC’s Class A Common Stock. There is no assurance as to the timing or resolution of the case, the listing of BFC’s shares, or the consummation of the merger.  It is not currently expected that the merger will be consummated prior to the first quarter of 2015. Pursuant to the terms of the merger agreement, either BFC or BBX may terminate the merger agreement if the merger is not consummated by April 30, 2014.

A consolidated purported class action lawsuit is pending in the 17th Judicial Circuit in and for Broward County, Florida, which seeks to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court.  BFC and BBX Capital believe that the lawsuit is without merit and intend to vigorously defend the action.

See “Legal Proceedings” and Note 13 to the consolidated financial statements for additional information regarding this litigation.

Woodbridge Acquisition of Bluegreen

On April 2, 2013, Bluegreen merged with a wholly-owned subsidiary of Woodbridge in a cash merger transaction (sometimes hereinafter referred to as the “Bluegreen merger” or the “Bluegreen cash merger”).  Pursuant to the terms of the merger agreement, Bluegreen’s shareholders (other than Woodbridge) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the merger, including unvested restricted shares. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the merger, whether vested or unvested, was canceled in exchange for a cash payment to the holder in an amount equal to the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149.2 million.  As a result of the merger, Bluegreen, which was the surviving corporation of the merger, became a wholly-owned subsidiary of Woodbridge.  Prior to the merger, Woodbridge, which was a wholly-owned subsidiary of BFC at that time, owned approximately 54% of Bluegreen’s outstanding common stock.

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in connection with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During 2013, BBX Capital paid to Woodbridge a total of approximately $441,000 of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized in connection with the funding of the $149.2 million merger consideration indicated above. See Note 11 to the consolidated financial statements for additional information regarding the 2013 Notes Payable.

Two consolidated class action lawsuits relating to the merger remain pending.  The plaintiffs in these actions have asserted that the consideration received by Bluegreen’s minority shareholders in the merger was inadequate and unfair, and are seeking to recover damages in connection with the merger. The Company believes that these lawsuits are without merit and intends to vigorously defend the actions.  See Item 3-Legal Proceedings and Note 13 to the consolidated financial statements for additional information regarding these actions.

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

Pursuant to the BB&T Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two subsidiaries, CAM and FAR. BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtlantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s then-outstanding approximately $285 million of TruPS obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter own 100% of FAR through its ownership of FAR’s Class R units.  BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  At December 31, 2013, BB&T’s preferred interest in FAR was approximately $68.5 million.

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

Sale of Bluegreen Communities

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its former residential communities business, Bluegreen Communities, to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of approximately $29.0 million in cash.  Assets excluded from the sale included primarily Bluegreen Communities’ notes receivable portfolio.  Certain liabilities related to Bluegreen Communities were also retained by Bluegreen. Bluegreen Communities is classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements.  See Note 3 to the consolidated financial statements for additional information regarding discontinued operations.

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

See Note 1 – “Basis of Financial Statement Presentation” to the Notes to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this report for a further discussion of the presentation of the Company’s results of operations, including the impact of the events described above on such presentations.

Business Segments

Following BBX Capital’s sale of BankAtlantic during July 2012 and the disposition of BFC’s investment in Benihana in connection with Safflower’s acquisition of Benihana during August 2012, BFC reorganized its reportable segments to better align its segments with its and its subsidiaries’ operations.   As a result of such reorganization, we currently report the results of our continuing operations through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and Florida Asset Resolution Group (“FAR”). BFC previously had a BFC Activities reporting segment, which consisted of BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to real estate, BFC’s investment in Benihana, and certain other investments and subsidiaries.  During 2012, BFC’s management modified its measure of segment operating profit to exclude the items that were previously classified within the BFC Activities segment.  Accordingly, BFC’s segment disclosure has been adjusted to reflect the revised presentation, and the results previously included within BFC Activities have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts.

As previously described, discontinued operations include the results of Bluegreen Communities (which was previously a separate reporting segment), BankAtlantic’s community banking, investment, capital service and tax certificate reporting units (which previously comprised a  portion of our former BankAtlantic segment), as well as Cypress Creek Holdings (which was previously part of the Real Estate Operations reporting segment). See Note 3 to the consolidated financial statements for additional information regarding discontinued operations.

The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted.  See also Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note  19  contained in Item 8 of this report for a discussion of trends, results of operations, and other relevant information on each segment.

The Company evaluates segment performance based on its segment net income (loss).

The following summarizes the aggregation of the Company's operating segments into reportable segments:

Real Estate Operations Segment

The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core Communities, LLC (“Core” or “Core Communities”) and Carolina Oak Homes, LLC (“Carolina Oak”). As previously described, the Real Estate Operations segment also previously included the operations of Cypress Creek Holdings, LLC, which engaged in leasing activities related to an office building that it owned prior to the sale of the building during January 2012.  Cypress Creek Holdings’ results of operations are reported as a discontinued operation in the Company’s consolidated financial statements.

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

Woodbridge Appraisal Rights Litigation

Under Florida law, holders of shares of Class A Common Stock of Woodbridge Holdings Corporation (“WHC”) who did not vote to approve BFC’s 2009 merger with WHC, which was consummated during September 2009 and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge Holdings, LLC, the successor to WHC (“Woodbridge”), provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock.  Under Florida law, Woodbridge thereafter commenced the appraisal rights action.  In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders. On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders.  As a result, the $4.6 million liability was increased to approximately $7.5 million as of September 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded. On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the dissenting shareholders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter 2012 to $11.9 million as of December 31, 2012. Woodbridge has appealed the courts’ ruling with respect to the fair value determination and the award of legal fees and costs and posted a $13.4 million bond in connection with the appeal. The outcome of the appeal is uncertain.

Bluegreen Resorts Segment

Overview

Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Its continuing operations relate to Bluegreen Resorts, which markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others, in which case Bluegreen earns fees for providing these services.  During 2009, Bluegreen began a “capital-light” strategy to utilize its VOI sales, marketing and other expertise without assuming the significant cost that accompanies the acquisition and development of VOIs in addition to providing other services which do not require significant capital investments including property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. Bluegreen Resorts also provides financing to FICO® score qualified individual purchasers of VOIs, which provides significant interest income to Bluegreen.

Previously, Bluegreen operated a residential communities business (“Bluegreen Communities”). Bluegreen Communities marketed residential home sites, the majority of which were sold directly to retail customers seeking to build a home generally in the future. In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of approximately $29.0 million in cash. Assets excluded from the sale primarily included Bluegreen Communities’ notes receivable portfolio. In addition, because the transaction was an asset sale, liabilities not assumed by Southstar under the agreement were retained by Bluegreen subsidiaries. The operating results of Bluegreen Communities are presented as a discontinued operation for all periods presented in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

As previously discussed, as a result of the Bluegreen Merger in April 2013, Bluegreen became a wholly-owned subsidiary of Woodbridge.  Prior to the merger, Woodbridge owned approximately 54% of Bluegreen’s outstanding common stock. Woodbridge is currently owned 54% by BFC and 46% by BBX Capital.

Two consolidated class action lawsuits relating to the transaction between Woodbridge and Bluegreen are currently pending.   See “Item 3 – Legal Proceedings” for additional information regarding the pending litigation relating to the transaction.

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

The purchase of a timeshare property typically entitles the buyer to use and occupy a fully-furnished residence, generally for a stated period in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as a tenant-in-common with other buyers of interests in the vacation residence. However, under a points-based vacation club system, such as the Bluegreen Vacation Club, the members purchase a real estate interest in a specific VOI resort, which is deeded on their behalf into a trust and provides the member with beneficial rights, including an annual or biennial allotment of points that can be used to reserve occupancy at participating resorts. See “Products and Services – Vacation Ownership” below for additional information regarding the Bluegreen Vacation Club and Bluegreen’s points-based system.

Bluegreen believes that, in general, Americans desire to take family vacations and that the Bluegreen Vacation Club is positioned to benefit from consumer demand for family vacations. However, economic conditions and other factors may have an adverse effect on the demand for vacations and Bluegreen’s operations.

Products and Services

Vacation Ownership

Bluegreen Resorts has been involved in the vacation ownership industry since its inception in 1994. Since Bluegreen’s inception, Bluegreen has generated approximately 449,000 VOI sales transactions, which include over 40,000 VOI sales transactions on behalf of third-parties. As of December 31, 2013, Bluegreen was selling VOIs in the Bluegreen Vacation Club at 24 sales offices at resorts located in the United States and Aruba. VOIs in Bluegreen resorts and those sold by Bluegreen on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Bluegreen believes the Bluegreen Vacation Club allows its VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs. Members can use their points to stay in resorts for varying lengths of time on vacations for as little as two nights or as many nights as their points will allow on any one vacation. The number of points required for a stay at a resort varies depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations among available resorts according to their schedules, space needs, and available points. Subject to certain restrictions and fees, members are typically allowed to carry over for one year any unused points and to "borrow" points from the next year. Bluegreen Vacation Club members may use their points to stay in any of 64 Bluegreen Vacation Club resorts, as described in further detail below. Bluegreen Vacation Club members may also use their points to take advantage of other vacation options, including an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Additionally, through an arrangement with the Choice Hotels International, Inc. (NYSE:CHH, “Choice Hotels”) certain aspects of Choice Hotels loyalty program, Choice Privileges®, are available within the Bluegreen Traveler Plus™ program, which allows Bluegreen Traveler Plus™ participants to use their Bluegreen Vacation Club points for stays in Choice Hotels properties, subject to the terms and conditions of the program.  In addition, all Bluegreen Vacation Club members may convert their Bluegreen Vacation Club points for Choice Privileges® points for a fee.  See “VOI Exchange Networks, the Bluegreen Traveler Plus™ Program and Other Strategic Alliances” for additional information regarding other vacation options available to Bluegreen Vacation Club members.

The owners of VOIs collectively manage the resort property through a nonprofit property owners’ association that is governed by a board of directors or trustees, consisting of representatives of the developer (so long as the developer owns VOIs in the resort or as otherwise provided by law) and owners of VOIs at the resort. The board of directors hires a management company to which it delegates many of the rights and responsibilities of the property owners’ association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance.  Each VOI owner is required to pay a share of the costs of maintaining all of the properties in the Bluegreen Vacation Club system. These charges generally consist of an annual maintenance fee plus applicable real estate taxes and special assessments, which are assessed on an as-needed basis. If a VOI owner does not pay such charges, the owner’s use rights may be suspended and ultimately terminated, subject to the lender’s first mortgage lien on the VOI, if any.

Bluegreen Resorts’ estimated remaining life-of-project sales of Bluegreen-owned inventory at December 31, 2013 were approximately $2.7 billion, including approximately $0.9 billion which relates to fully developed inventory. Throughout this Annual Report, “estimated remaining life-of-project sales” assumes the aggregate sales of the existing, currently under construction or development, and planned VOIs at retail prices prevailing at December 31, 2013. For the year ended December 31, 2013, Bluegreen Resorts recognized system-wide sales, net and operating profit (defined as operating profit prior to the allocation of other income and expenses, income taxes and non-controlling interest) of $456.6 million and $77.1 million, respectively.

According to information compiled by various sources, Bluegreen believes its typical customer to be married and between 45-55 years of age, with a median household income of approximately $80,000.

Capital-Light Business Strategy

During 2009, Bluegreen began implementing a strategy to identify ways to further utilize its VOI sales, marketing and other expertise without assuming the significant costs that accompany the acquisition and development of VOIs.  With this goal in mind, Bluegreen entered into various arrangements with third parties in furtherance of such business strategy, which is sometimes hereinafter referred to as the “capital-light business strategy”.  As of December 31, 2013, Bluegreen’s capital-light business strategy consisted of the following categories: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements

In 2009, Bluegreen began offering sales and marketing services to third-party developers for a fee. Under the arrangements, Bluegreen sells third party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices typically on a non-committed basis. Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus a profit. Funds generated from the sales of the third-party VOIs are processed through Bluegreen’s title company, which is a wholly-owned subsidiary that earns title fees in connection with the closing of the VOI transactions. Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements. Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales”.

Just-In-Time Arrangements

During 2013 Bluegreen began entering into agreements with third party developers that allow Bluegreen to buy VOI inventory from time to time in close proximity to the timing of when Bluegreen intends to sell such VOIs. Bluegreen attempts to enter into such arrangements on a non-committed basis, although Bluegreen may engage in committed arrangements under certain circumstances. Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects. Bluegreen refers to sales of inventory acquired through these arrangements as “Just-In-Time Sales”.

Secondary Market Arrangements

In 2012, Bluegreen began a formal program to acquire VOI inventory from resorts’ property owner associations (“POAs”) and other third parties on a non-committed basis, in close proximity to the timing of when Bluegreen intends to sell such VOIs. Such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults, and are generally acquired by Bluegreen at a significant discount.  Bluegreen refers to sales of inventory acquired through these arrangements as “Secondary Market Sales”.

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collections services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of December 31, 2013, Bluegreen provided management services to 45 timeshare resort properties and hotels.

Bluegreen also generates fee-based income by providing title services, construction, design and management, and mortgage servicing.

Bluegreen’s goal is for the activities associated with its capital-light business strategy and become an increasing portion of its business over time; however, Bluegreen’s efforts to do so may not be successful, any arrangements entered into may not prove to be profitable. Furthermore, changes in economic conditions may adversely impact the future results of Bluegreen’s fee-based and other capital-light business activities.

Vacation Club Resort Locations

Bluegreen Vacation Club resorts are primarily “drive-to” resort destinations.  Bluegreen believes that most of its VOI owners live within a 300 mile drive of at least one of its resorts.  Units at most of the Bluegreen Vacation Club resorts typically include a full kitchen, two televisions, a DVD player and laundry facilities. Many resorts offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and hotel-type staff.  Bluegreen manages certain of the resorts either directly or through a subcontract.

The following table lists the Bluegreen Vacation Club Resorts:

Bluegreen Vacation Club Resort	Location
Paradise Isle Resort	Gulf Shores, Alabama
Shoreline Towers Resort	Gulf Shores, Alabama
Cibola Vista Resort and Spa (1)(4)	Peoria, Arizona
La Cabana Beach Resort & Casino (3)	Oranjestad, Aruba
Blue Water Resort at Cable Beach (1)(4)	Cable Beach, Nassau, Bahamas
The Club at Big Bear Village (1)	Big Bear Lake, California
The Innsbruck Aspen (4)	Aspen, Colorado
Via Roma Beach Resort (1)	Bradenton Beach, Florida
Daytona SeaBreeze (1)	Daytona Beach Shores, Florida
Dolphin Beach Club (1)	Daytona Beach Shores, Florida
Fantasy Island Resort II (1)	Daytona Beach Shores, Florida
Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
Tropical Sands Resort	Fort Myers Beach, Florida
Windward Passage Resort	Fort Myers Beach, Florida
Gulfstream Manor (1)	Gulfstream, Florida
Resort Sixty-Six (1)	Holmes Beach, Florida
The Hammocks at Marathon (1)	Marathon, Florida
The Fountains (1)	Orlando, Florida
Orlando’s Sunshine Resort I & II (1)	Orlando, Florida
Casa del Mar Beach Resort (1)	Ormond Beach, Florida
Outrigger Beach Club (1)	Ormond Beach, Florida
Landmark Holiday Beach Resort	Panama City Beach, Florida
Ocean Towers Beach Club	Panama City Beach, Florida
Panama City Resort & Club	Panama City Beach, Florida
Surfrider Beach Club	Sanibel Island, Florida
Grande Villas at World Golf Village & The Resort at World Golf Village (1)	St. Augustine, Florida
Bluegreen at Tradewinds (1) (4)	St. Pete Beach, Florida
Solara Surfside (1)	Surfside, Florida
Petit Crest Villas at Big Canoe	Marble Hill, Georgia
Studio Homes at Ellis Square (1)(4)	Savannah, Georgia
Bluegreen Club La Pension (1)	New Orleans, Louisiana
Pono Kai Resort	Kauai, Hawaii
The Hotel Blake (1) (4)	Chicago, Illinois
The Breakers Resort (1) (4)	Dennis Port, Massachusetts
The Soundings Seaside Resort (1) (4)	Dennis Port, Massachusetts
Mountain Run at Boyne (1)	Boyne Falls, Michigan
The Falls Village (1)	Branson, Missouri
Paradise Point Resort (1)(2)	Hollister, Missouri
Bluegreen Wilderness Club at Big Cedar (1)(2)	Ridgedale, Missouri
The Cliffs at Long Creek (1)(2)	Ridgedale, Missouri
Lake Condominiums at Big Sky	Big Sky, Montana
Bluegreen Club 36 (1)	Las Vegas, Nevada
South Mountain Resort (1)(4)	Lincoln, New Hampshire
Bluegreen at Atlantic Palace (1)	Atlantic City, New Jersey
Manhattan Club (4)	New York City, New York
Foxrun Townhouses	Lake Lure, North Carolina
Sandcastle Village II	New Bern, North Carolina
Waterwood Townhouses	New Bern, North Carolina
The Suites at Hershey (1)	Hershey, Pennsylvania
The Lodge Alley Inn (1)	Charleston, South Carolina

Players Club	Hilton Head Island, South Carolina
Carolina Grande (1)	Myrtle Beach, South Carolina
Harbour Lights (1)	Myrtle Beach, South Carolina
Horizon at 77th (4)	Myrtle Beach, South Carolina
SeaGlass Tower (1)	Myrtle Beach, South Carolina
Shore Crest Vacation Villas I & II (1)	North Myrtle Beach, South Carolina
MountainLoft I & II (1)	Gatlinburg, Tennessee
Laurel Crest (1)	Pigeon Forge, Tennessee
Shenandoah Crossing (1)	Gordonsville, Virginia
Bluegreen Wilderness Traveler at Shenandoah (1)	Gordonsville, Virginia
Bluegreen Patrick Henry Square (1) Parkside Williamsburg Resort (1) (4)	Williamsburg, Virginia Williamsburg, Virginia
Bluegreen Odyssey Dells (1)	Wisconsin Dells, Wisconsin
Christmas Mountain Village (1)	Wisconsin Dells, Wisconsin

(1)	This resort is managed by Bluegreen Resorts Management, Inc., one of Bluegreen’s wholly-owned subsidiaries.
(2)

This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations LLC, a joint venture with Big Cedar, LLC.  Bluegreen owns a 51% interest in this joint venture, and the joint venture’s results of operations, cash flows and financial position are included in Bluegreen’s consolidated financial statements.

(3)	This resort is managed by Casa Grande Cooperative Association I, which has contracted with Bluegreen Resorts Management, Inc. to provide management consulting services to the resort.
(4)	This resort was developed by third-parties and Bluegreen has sold VOIs on their behalf, or on a just-in-time basis as part of Bluegreen’s capital-light business strategy.

Below is a description of each of the Bluegreen Vacation Club Resorts.  Certain of the amenities described below for these resorts are separately owned and operated and may require guests to pay separate fees.

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

La Cabana Beach & Racquet Club — Oranjestad, Aruba. La Cabana Beach & Racquet Club is an oceanfront resort that offers one-, two-, and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include racquetball, squash, two swimming pools and private beach cabanas.

Blue Water Resort at Cable Beach — Cable Beach, Nassau, Bahamas. This oceanfront resort, located on the white sands of Cable Beach in the Nassau suburbs, offers three-bedroom suites and an outdoor pool.

The Club at Big Bear Village – Big Bear Lake, California. This resort is located in the mountains of Southern California in Big Bear Lake. This resort features three- and four bedroom villas and offers amenities such as a heated pool, private fitness center, private balconies, barbeque grill area, and billiards room.

The Innsbruck Aspen – Aspen, Colorado. This resort is situated within walking distance of downtown Aspen and the mountain slopes. Guests can enjoy the lounge area or the services of a dedicated concierge. Within the suites are gas fireplaces, 42-inch high-definition flat screen TVs and jetted tubs.

Via Roma Beach Resort — Bradenton Beach, Florida. A beachfront enclave, Via Roma Beach Resort is located on Bradenton Beach. Featuring one- and two-bedroom suites, this beachfront resort offers such amenities as a heated outdoor swimming pool, hot tub and barbecue grill area.

Daytona SeaBreeze — Daytona Beach Shores, Florida. This oceanfront resort is located on Daytona Beach, which is known as the “World’s Most Famous Beach.” Amenities include private ocean-front balconies, a heated outdoor swimming pool, a children’s pool, a hot tub, a fitness center, a barbeque grill area and a game room. The resort is located near the world-famous Daytona International Speedway and DAYTONA USA®.

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

Mariner’s Boathouse & Beach Resort — Fort Myers Beach, Florida. Mariner’s Boathouse & Beach Resort is located on the seven-mile long island of Fort Myers Beach, alongside the beaches of the Gulf of Mexico. The beachfront villas are uniquely designed to resemble a yacht, and each features a private, screened-in balcony or porch.

Tropical Sands Resort — Fort Myers Beach, Florida. Located on Fort Myers Beach, the Tropical Sands Resort is centered around a sun deck and palm-filled courtyard. Resort amenities include an outdoor heated pool, concierge and a barbecue grill area.

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

Resort Sixty-Six — Holmes Beach, Florida. The resort is located on Anna Maria Island which overlooks the Gulf of Mexico. The units at Resort Sixty-Six either overlook the courtyard, or offer views of the Gulf. Resort amenities include an outdoor heated swimming pool, hot tub and a barbecue grill area.

The Hammocks at Marathon — Marathon, Florida. The Hammocks at Marathon is located in the Florida Keys within driving distance of both Miami and Key West, Florida. This waterfront resort offers such amenities as a pool, boat slips, an outside tiki bar and a variety of water sport recreational vehicle rentals.

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

Orlando’s Sunshine Resort I & II — Orlando, Florida. Orlando’s Sunshine Resort is located near Wet’n’Wild® water park and Universal Studios Florida®. This property features an outdoor swimming pool, a hot tub and tennis courts.

Casa del Mar Beach Resort —  Ormond Beach, Florida. Casa del Mar is an oceanfront resort which includes an outdoor pool and miniature golf. In nearby Daytona Beach, guests can drive on the beach or visit the Daytona International Speedway.

Outrigger Beach Club — Ormond Beach, Florida. Steps away from the beach and minutes from Daytona Beach, the Outrigger Beach Club’s shape allows all of the resort’s units to face the Atlantic Ocean. The resort features an outdoor heated swimming pool, children’s swimming pool, poolside grills and hot tub overlooking the beach and ocean.

Landmark Holiday Beach Resort — Panama City Beach, Florida. The Landmark Holiday Beach Resort is located on Panama City Beach. The resort features a hot tub, sauna, an indoor heated pool, barbecue grill and oceanfront private balconies.

Ocean Towers Beach Club — Panama City Beach, Florida. Located on the “Miracle Strip” in Panama City Beach, Ocean Towers Beach Club offers one- and two-bedroom oceanfront suites. The resort’s units feature private balconies or porches, full kitchens and washer/dryers. Other amenities include an exercise room and outdoor heated pool, and nearby tennis and golf are available.

Panama City Resort & Club — Panama City Beach, Florida. The Panama City Resort & Club is located on Panama City Beach overlooking the Gulf of Mexico. Amenities include private balconies, an outdoor heated pool, a hot tub, and nearby jet skiing, windsurfing, parasailing, and golf.

Surfrider Beach Club — Sanibel Island, Florida. This resort is located along the beach on Sanibel Island. The resort features one- and two-bedroom suites and amenities such as an outdoor heated swimming pool, hot tub, tennis, fishing and biking.

Grande Villas at World Golf Village & The Resort at World Golf Village — St. Augustine, Florida. Grande Villas is located next to the World Golf Hall of Fame®. This resort features an extensive array of amenities, including golf courses, swimming pools, a hot tub, a sauna and a playground.

Bluegreen at Tradewinds – St. Pete Beach, Florida. This resort is located in St. Pete Beach with easy access to St. Petersburg’s shoreline along the Gulf of Mexico. The resort features studio and one-bedroom villas. Amenities include a spa, fitness center, pool, tennis and nearby paddle boarding, water parks, and casual dining at beach bars.

Solara Surfside —  Surfside, Florida. This oceanfront resort is located in Surfside, Florida, near Miami Beach. Solara Surfside captures the art deco style of its surrounding area and features one- and two-bedroom vacation units, a swimming pool, a sun deck and a hot tub.

Petit Crest & Golf Club Villas at Big Canoe — Big Canoe, Georgia. The resort is located at Big Canoe in the foothills of the North Georgia Appalachians and an hour north of Atlanta with nearby activities such as fishing, boating, golfing and tennis. Petit Crest Villas’ units feature a balcony or porch, full kitchen, fireplace, washer and dryer.

The Studio Homes at Ellis Square — Savannah, Georgia. This resort is centrally located in historic downtown Savannah. Accommodations include one- and two-bedroom suites with fully-equipped designer kitchens.

Bluegreen Club La Pension —  New Orleans, Louisiana. This resort is located in the French Quarter, just a few blocks from the Mississippi River. Many of the units feature balconies overlooking the French Quarter. The rooftop offers two sundecks with hot tubs and views of the French Quarter, river, and city.

Pono Kai Resort — Kapaa (Kauai), Hawaii. This 13-acre oceanfront resort is located on Kauai’s Coconut Coast. Surrounded by palms and the Pacific, the Pono Kai Resort is close to the beaches and features tennis courts, local arts and crafts vendors, concierge and a hospitality suite.

The Hotel Blake – Chicago, Illinois. Situated in downtown Chicago’s urban Printer’s Row district, this property offers a relaxing retreat and easy access to the activities in the city.

The Breakers Resort — Dennis Port, Massachusetts. This resort is located on the beautiful sandy beaches of Nantucket Sound in Cape Cod. This resort offers studio, one- and two-bedroom units and an outdoor heated pool.

The Soundings Seaside Resort — Dennis Port, Massachusetts. This resort is centrally located on Nantucket Sound in Cape Cod. This resort has studio, one- and two-bedroom units. Many of the rooms offer views of the Nantucket Sound. The property offers a variety of amenities from the oceanfront outdoor pool and heated indoor pool to an outdoor putting green and a private beach.

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

Paradise Point Resort — Hollister, Missouri. Paradise Point is situated on Table Rock Lake. This vacation ownership resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC (“Bluegreen/Big Cedar Vacations”), a joint venture in which Bluegreen owns a 51% interest. Paradise Point offers studio units, executive 1-bedroom villas and spacious 2-bedroom villas. On-site amenities include a fitness center and an outdoor swimming pool.

Bluegreen Wilderness Club at Big Cedar — Ridgedale, Missouri. The Bluegreen Wilderness Club at Big Cedar is a wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. This vacation ownership resort is also developed, marketed and sold by Bluegreen/Big Cedar Vacations. The resort is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two-bedroom cabins or one- or two-bedroom lodge villas enjoy fireplaces, private balconies and full kitchens. Amenities include indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, a campfire area, and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including a marina, horseback riding, tennis courts and a spa.

The Cliffs at Long Creek — Ridgedale, Missouri. The Cliffs at Long Creek currently features patio homes that overlook Table Rock Lake. These two- level, five-bedroom homes feature two master bedrooms, a whirlpool bath, walk-in closet, media room, billiards table, gourmet kitchen, covered porch, and 2-car garage. This resort is also developed, marketed and sold by Bluegreen/Big Cedar Vacations.

Lake Condominiums at Big Sky — Big Sky, Montana. Lake Condominiums at Big Sky is located at the foot of Lore Mountain overlooking Lake Levinsky. The resort features amenities such as a heated outdoor swimming pool, two large hot tubs and nearby skiing.

Bluegreen Club 36 — Las Vegas, Nevada. This resort is located just off the Las Vegas strip and features various amenities, including an indoor pool, outdoor sundeck, fitness center and on-site restaurants. Bluegreen Club 36 features both one- and two-bedroom villas with Parisian Art Deco décor.

South Mountain Resort — Lincoln, New Hampshire. This resort features year-round activities and offers many on-site amenities, and is a short drive to three separate ski mountains, hiking and biking trails, and many shops and restaurants.

Bluegreen at Atlantic Palace — Atlantic City, New Jersey. This 31-story resort is situated on the Atlantic Ocean and the Atlantic City Boardwalk and features an outdoor pool, hot tub, game room, exercise room, steam room and sauna.

The Manhattan Club — New York City, New York. This resort is located in the heart of New York City and is within walking distance to some of the city’s finest attractions, bars, restaurants, nightclubs and theaters. Suites feature high-end furnishings, kitchenettes, and marble baths as well as flat screen TVs, Bose® radios and Wi-Fi Internet access.

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

Waterwood Townhouses — New Bern, North Carolina. Secluded in a remote area near historical Tyron Palace, the Waterwood Townhouses resort attracts sports, outdoor and nature enthusiasts. This lakefront resort offers two-bedroom suites and an on-site marina, tennis courts, miniature golf and indoor and outdoor pools.

The Suites at Hershey — Hershey, Pennsylvania. This resort is located near HersheyPark® and Hershey’s® Chocolate World. Amenities include an outdoor swimming pool, a hot tub, a playground, a picnic area with barbeque grills, a game room, a fitness center and indoor basketball courts.

The Lodge Alley Inn — Charleston, South Carolina. Located in Charleston’s historic district, The Lodge Alley Inn includes one- and two-bedroom suites, many furnished with an equipped kitchen, a living room with a fireplace, a dining room, a whirlpool bath, pine wood floors and 18th century-style furniture reproductions. This resort, which features an on-site restaurant, is within walking distance of many of Charleston’s historical sites, open-air markets and art galleries.

Players Club — Hilton Head Island, South Carolina. Players Club is located on Hilton Head Island, which is famous for its striking natural beauty, expansive beaches and world-class golf and tennis. This resort features 28 lighted tennis courts and a health club.

Carolina Grande — Myrtle Beach, South Carolina. This 20-story tower is located across the street from the beach. Through an arrangement with The Carolinian Beach Resort, guests enjoy an accessible breezeway directly to the beach. Other amenities include indoor and outdoor swimming pools, hot tubs, full kitchens, washers and dryers, and views of the ocean and city. The resort is located near NASCAR® SpeedPark, Broadway at the BeachSM (a 350-acre complex featuring numerous specialty shops, restaurants, attractions and nightclubs), Myrtle Waves Water Park, Carolina Opry, Dixie Stampede and the Myrtle Beach Convention Center.

Harbour Lights — Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf courses and restaurants. The resort’s activities center overlooks the Intracoastal Waterway.

Horizon at 77th – Myrtle Beach, South Carolina. The Horizon at 77th resort is a relaxing beach retreat with spacious one-, two- and three-bedroom villas featuring full kitchens with granite countertops and stainless steel appliances. Guests at this resort can enjoy a spa, and lazy river, or go for a swim in one of the resort’s two pools. Have a fun-filled day at Broadway at the Beach or dive into the fun at Ripley’s® Aquarium. Embrace absolute comfort and relaxation at this family-friendly resort, conveniently located to fun-filled attractions, delectable dining, live entertainment and more.

SeaGlass Tower — Myrtle Beach, South Carolina. The SeaGlass Tower is a 19-story, mirrored tower located on the beach. Amenities include, among others, balconies, fully equipped kitchens, whirlpool baths, an indoor and two outdoor swimming pools, a hot tub, and two saunas. SeaGlass Tower is located near Broadway at the BeachSM and the Myrtle Beach Convention Center.

Shore Crest Vacation Villas I & II — North Myrtle Beach, South Carolina. Shore Crest Vacation Villas consists of two towers and is located on the beach in the Windy Hill section of North Myrtle Beach, a mile from Barefoot Landing, which features numerous restaurants, theaters, shops and outlet stores.

MountainLoft I & II — Gatlinburg, Tennessee. MountainLoft is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit has private balconies.

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

Shenandoah Crossing — Gordonsville, Virginia. Shenandoah Crossing features an 18-hole golf course, indoor and outdoor swimming pools, tennis courts, horseback riding trails and a lake for fishing and boating.

Bluegreen Wilderness Traveler at Shenandoah — Gordonsville, Virginia. This property is located adjacent to Bluegreen’s Shenandoah Crossing resort. Wilderness Traveler at Shenandoah provides Bluegreen Vacation Club members with a high quality vacation experience in the “great outdoors”. Accommodations consist of cabins, luxury campsites for recreational vehicles and fully furnished climate-controlled platform tents, as well as outdoor-themed amenities and programs.

Bluegreen Patrick Henry Square – Williamsburg, Virginia. This resort is located only 1/2 a block from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchen and colonial-inspired décor. Nearby attractions include Busch Gardens® Williamsburg and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

Parkside Williamsburg Resort — Williamsburg, Virginia. This resort is located only blocks away from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchens and colonial-inspired décor. Nearby attractions include Busch Gardens® Williamsburg and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

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

The following table includes resorts in which Bluegreen had significant inventory as of December 31, 2013. Although inventory is sold as VOIs, Bluegreen discloses the size and inventory information in terms of number of vacation homes for ease of comparability between its resorts and those of other companies in Bluegreen’s industry. “Vacation homes” are individual lodging units (e.g., condominium-style apartments, town homes, cabins, yurts, luxury campsites, etc.).

Resort	The Club at Big Bear Village	Daytona Seabreeze	The Hammocks at Marathon	The Fountains	Orlando's Sunshine Resort
Location	Big Bear Lake, CA	Daytona Beach Shores, FL	Marathon, FL	Orlando, FL	Orlando, FL
Year Acquired (1)	2012	2005	2003	2003	1997
Number of vacation homes completed	18	80	58	571	90
Number of vacation homes under construction	-	-	-	-	-
Number of future vacation homes (2)	40	-	-	175	-
Total current and future vacation homes	58	80	58	746	90
Percentage of total current and future vacation homes sold	3%	95%	94%	55%	85%
Estimated remaining life-of-project sales (in millions) (4)	$236.2	4.8	4.3	474.4	11.8

Resort	Casa del Mar Beach Resort	Grande Villas at World Golf Village	Solara Surfside Resort	Bluegreen Club La Pension	Mountain Run at Boyne
Location	Ormond Beach, FL	St. Augustine, FL	Surfside, FL	New Orleans, LA	Boyne Falls, MI
Year Acquired (1)	2003	2003	2001	2008	2002
Number of vacation homes completed	43	152	58	64	104
Number of vacation homes under construction	-	-	-	-	-
Number of future vacation homes (2)	-	-	-	-	-
Total current and future vacation homes	43	152	58	64	104
Percentage of total current and future vacation homes sold (3)	99%	95%	84%	44%	97%
Estimated remaining life-of-project sales (in millions) (4)	$0.7	7.3	10.8	17.4	4.4

Resort	The Falls Village Resort	Paradise Point Resort	Bluegreen Wilderness Club at Big Cedar	Bluegreen Wilderness Club at Long Creek Ranch	Bluegreen Club 36
Location	Branson, MO	Hollister, MO	Ridgedale, MO	Ridgedale, MO	Las Vegas, NV
Year Acquired (1)	1997	2010	2000	2007	2004
Number of vacation homes completed	164	114	312	29	478
Number of vacation homes under construction	-	-	-	-	-
Number of future vacation homes (2)	111	120	12	160	-
Total current and future vacation homes	275	234	324	189	478
Percentage of total current and future vacation homes sold (3)	67%	19%	91%	25%	63%
Estimated remaining life-of-project sales (in millions) (4)	$73.2	401.1	30.2	364.2	177.6

Resort	Bluegreen at Atlantic Palace	The Suites at Hershey	The Lodge Alley Inn	Carolina Grande	Harbour Lights
Location	Atlantic City, NJ	Hershey, PA	Charleston, SC	Myrtle Beach, SC	Myrtle Beach, SC
Year Acquired (1)	2008	2004	1998	2005	1997
Number of vacation homes completed	288	79	90	118	240
Number of vacation homes under construction	-	-	-	-	-
Number of future vacation homes (2)	-	-	-	-	78
Total current and future vacation homes	288	79	90	118	318
Percentage of total current and future vacation homes sold (3)	73%	86%	97%	99%	77%
Estimated remaining life-of-project sales (in millions) (4)	$16.6	9.9	2.2	0.9	58.1

Resort	SeaGlass Tower	Shore Crest Vacation Villas	Mountain Loft	Laurel Crest	Shenandoah Crossing
Location	Myrtle Beach, SC	Myrtle Beach, SC	Gatlinburg, TN	Pigeon Forge, TN	Gordonsville, VA
Year Acquired (1)	2005	1996	1994	1995	1997
Number of vacation homes completed	144	240	284	152	262
Number of vacation homes under construction	-	-	-	-	-
Number of future vacation homes (2)	-	-	190	50	-
Total current and future vacation homes	144	240	474	202	262
Percentage of total current and future vacation homes sold (3)	94%	97%	53%	71%	86%
Estimated remaining life-of-project sales (in millions) (4)	$6.4	6.5	204.6	69.7	10.2

Resort	Bluegreen Wilderness Traveler at Shenandoah	Bluegreen Patrick Henry Square	Bluegreen Odyssey Dells	Christmas Mountain Village	La Cabana Beach Racquet Club
Location	Gordonville, VA	Williamsburg, VA	Wisconsin Dells, WI	Wisconsin Dells, WI	Oranjestad, Aruba
Year Acquired (1)	2007	2006	2006	1997	1997
Number of vacation homes completed	122	72	88	309	449
Number of vacation homes under construction	-	-	-	-	-
Number of future vacation homes (2)	86	400	76	-	-
Total current and future vacation homes	208	472	164	309	449
Percentage of total current and future vacation homes sold (3)	50%	7%	34%	91%	91%
Estimated remaining life-of-project sales (in millions) (4)	$76.5	588.2	150.2	15.7	13.1

(1)	Represents the year that Bluegreen first acquired the land to develop the resort or the year Bluegreen first acquired existing VOIs at the resort, as applicable.
(2)

Represents the number of vacation homes that can be developed at the resort in the future, although Bluegreen may not have the resources to, or may otherwise decide not to, commence or complete the development of any future vacation homes.  In addition, any such vacation homes developed in the future may not be sold at favorable prices or at all.

(3)

Represents the portion of each resort that has been sold as of December 31, 2013, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development and may include VOIs that were sold and then reacquired through equity trade, receivable default or otherwise.

(4)	Represents the estimated remaining life-of-project sales as of December 31, 2013, including both completed and potential future units.

Future Resorts and Acquisition of Additional Inventory

Bluegreen believes that it currently has adequate timeshare inventory to satisfy its projected sales of VOIs for 2014, and a number of years thereafter. Accordingly, except in limited instances, such as VOI resorts to be developed by Bluegreen/Big Cedar Vacations or those acquired in the secondary market or pursuant to a just-in-time arrangement, Bluegreen currently does not plan to acquire or significantly develop additional resort properties in the near term. However, Bluegreen may decide to acquire or develop inventory in the future. Further, although not assured, Bluegreen anticipates that it will continue to add additional resorts to the Bluegreen Vacation Club through its capital-light business strategy.

VOI Exchange Networks, the Bluegreen Traveler Plus™ Program, and Other Strategic Alliances

Bluegreen believes that its VOIs are made more attractive by its affiliation with Choice Hotels, third-party exchange networks, its Traveler Plus™ program and other strategic alliances with third-party resort developers. In January 2013, Bluegreen entered into multi-year strategic alliance agreements with Choice Hotels. Choice Hotels currently franchises approximately 6,300 hotels in more than 35 countries and territories and its brands include Ascend, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge and Rodeway Inn. Bluegreen’s relationship with Choice Hotels impacts several areas of Bluegreen’s business and, while there is no assurance as to the success of the relationship, it includes a sales and marketing alliance component that Bluegreen believes will enable it to leverage Choice Hotels brands, customer relationships and marketing channels to market Bluegreen’s VOI offerings. Additionally, subject to the terms and conditions of the agreements, including specified payments to be made to Choice Hotels, Choice Hotels has agreed, among other things, to brand 22 Bluegreen Vacation Club resorts as part of the Choice  Hotels Ascend Hotel Collection®, a network of historic, boutique and unique hotels in the United States, Canada, Scandinavia and Latin America. Additionally, certain aspects of the Choice Hotels loyalty program, Choice Privileges®, are available within the Bluegreen Traveler Plus™ program, which allows Traveler Plus™ participants to receive certain benefits, and to use their points for stays at Choice Hotels’ properties subject to the terms and conditions of the program. In addition, all Bluegreen Vacation Club members may convert their Bluegreen Vacation Club points for Choice Privileges® points for a fee.

Bluegreen Vacation Club members may also participate in the Resort Condominiums International, LLC (“RCI”), an unaffiliated external exchange network. The RCI exchange network allows an owner to exchange stays in their VOI for occupancy at over 4,000 participating resorts located throughout the world in over 100 countries, based upon availability and the payment of a variable exchange fee. The annual membership fees of RCI are included in the Bluegreen Vacation Club dues. In 2013, approximately 9% of Bluegreen owners utilized the RCI exchange network for an exchange of two or more nights. Most of the Bluegreen Club Resorts are rated in one of the two highest categories by RCI (Gold Crown and Silver Crown).

Bluegreen Vacation Club members, for an additional annual fee, may also participate in the Bluegreen Traveler Plus™ program, which allows them to use their points for a variety of hotel stays, RV site stays within the “Coast to Coast” network, or various cruise vacations. Also, for a nominal fee, Bluegreen Vacation Club owners who purchased or upgraded their VOI since July 1, 2007 and participate in the Bluegreen Traveler Plus™ program, have the ability to use their vacation points to reserve accommodations in 36 additional resort locations through our alliances with other resort development companies (“Direct Exchange”).

No assurance can be given that Bluegreen’s resorts will continue to participate in the RCI or Direct Exchange networks, or that Bluegreen’s customers will continue to be satisfied with these networks or the Bluegreen Traveler Plus™ program.  In addition, Bluegreen’s relationship with Choice Hotels may not be received favorably by Bluegreen’s customers and may not have a positive impact on Bluegreen’s operating results or financial condition. Bluegreen’s failure or the failure of any of Bluegreen’s resorts to participate in qualified exchange networks or other strategic alliances, or the failure of such networks or other strategic alliances to operate effectively, could have a material adverse effect on Bluegreen.

Marketing and Sale of Inventory

Bluegreen uses a variety of methods to attract prospective purchasers of VOIs, including selling discount vacation packages either face-to-face or through telemarketing efforts to consumers Bluegreen meets in connection with various marketing alliances (as discussed in greater detail below), acquiring the right to market to prospective purchasers from third-party vendors, and referrals of prospective purchasers from existing VOI owners. Bluegreen sometimes provides hotel accommodations or accommodations in one of Bluegreen’s resorts to prospective purchasers at reduced rates in exchange for their touring one of Bluegreen’s resorts.

Additionally,  Bluegreen offers a sampler program, which allows purchasers of this product to enjoy substantially the same accommodations offered to Bluegreen Vacation Club members during a trial period, which is generally one or two years.  Bluegreen believes that it benefits from the sampler program as it gives Bluegreen an opportunity to market its VOIs to customers when they use their trial memberships at a Bluegreen resort and to recapture a portion of the costs incurred in connection with the initial marketing to prospective customers.

In addition to attracting new customers, Bluegreen seeks to sell VOIs to its existing VOI owners (“owner sales”). Owner sales generally have lower marketing costs and typically result in relatively higher operating margins than sales generated through other marketing channels. During 2013, owner sales accounted for 55.6% of Bluegreen’s system-wide sales.  However, Bluegreen has recently increased, and expects to continue to increase, its marketing efforts to new customers as compared to existing owners as it believes that its ability to continue to sell VOIs to its existing owner base will diminish over time.  Accordingly, Bluegreen expects that its owner sales as a percentage of total sales will decrease in the future, and Bluegreen’s marketing expenses will increase as sales to new customers involve higher costs than sales to existing owners.

In recent years, Bluegreen has increased its use of “permission” marketing and branding programs. “Permission” marketing methods involve obtaining the prospective purchasers’ permission, directly or indirectly, to contact them in the future regarding an offer to purchase a product or service. Branding involves forming alliances with third-party entities that possess what Bluegreen believes to be a nationally or regionally known brand name, a good reputation and a customer base with similar demographic characteristics to Bluegreen’s target market.

One of Bluegreen’s wholly-owned subsidiaries has an  arrangement with Big Cedar, LLC (“Big Cedar”), an affiliate of Bass Pro, Inc. (“Bass Pro”), relating to Bluegreen/Big Cedar Vacations. Bluegreen’s subsidiary owns 51% of Bluegreen/Big Cedar Vacations and Big Cedar owns the remaining 49%. Bluegreen/Big Cedar Vacations develops, markets and sells VOIs at the Bluegreen Wilderness Club at Big Cedar, a wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. Bluegreen/Big Cedar Vacations also develops, markets, and sells timeshare interests in The Cliffs at Long Creek and Paradise Point Resort. Bluegreen/Big Cedar Vacations pays Big Cedar a fee upon sales of certain timeshare interests for promotional, marketing and advertising services.

Bluegreen has an exclusive marketing agreement with Bass Pro a privately-held retailer of fishing, marine, hunting, camping and sports gear. Pursuant to the agreement, Bluegreen has the right to market VOIs at each of Bass Pro’s retail locations.  As of December 31, 2013, Bluegreen marketed VOIs in 58 of Bass Pro’s stores.  Under the agreement, Bluegreen also has the right to market VOIs in Bass Pro’s catalogs and on its website, and Bluegreen has access to Bass Pro’s customer lists. In exchange, Bluegreen compensates Bass Pro based on the overall success of these marketing activities. The amount of compensation is dependent on the level of additional marketing efforts required by Bluegreen to convert the prospect into a sale and a defined time frame for such marketing efforts. No compensation is paid to Bass Pro under the marketing agreement on sales made by Bluegreen/Big Cedar Vacations of VOIs owned by Bluegreen/Big Cedar Vacations. In accordance with the agreement, Bluegreen makes an annual prepayment to Big Cedar by January of each year. The prepayment is an advance payment for anticipated commissions estimated to be generated during the upcoming year, as determined by Bluegreen and Big Cedar, not to exceed $5.0 million. No additional commissions are paid to Big Cedar during any year until the annual prepayment for that year has been fully earned. In 2013, 2012 and 2011, Bluegreen incurred Bass Pro-related marketing expenses of $4.6 million, $4.2 million, and $3.9 million, respectively. Bluegreen’s marketing agreement with Bass Pro is for a term expiring in January 2025, subject to early termination in whole or in part under certain circumstances.  There is no assurance that Bluegreen will be able to maintain its marketing relationship with Bass Pro, including for the duration of the term of the agreement, and Bluegreen’s sales would be materially and adversely impacted if Bluegreen’s relationship with Bass Pro ended.

As previously described, Bluegreen entered into a multi-year strategic relationship with Choice Hotels in January 2013. This relationship impacts several areas of Bluegreen’s business and, while there is no assurance as to the success of the relationship, it includes a sales and marketing alliance component which Bluegreen believes will enable Bluegreen to leverage Choice Hotels brands, customer relationships and marketing channels to market Bluegreen’s VOI offerings.  Choice Hotels’ obligations under the agreements are subject to Bluegreen making specified payments to Choice Hotels and certain other terms and conditions.

Bluegreen’s sales offices are located adjacent to certain of its resorts and are staffed with sales representatives and sales managers, all of whom are Bluegreen employees. Bluegreen sponsors ongoing training for its personnel. During the year ended December 31, 2013, Bluegreen’s selling and marketing expense was $212.0 million, or 46% of the system-wide sales of VOIs, net, of $456.6 million (including sales of VOIs on behalf of third parties).

It is Bluegreen’s policy to require its sales staff to provide each VOI customer with a written disclosure statement prior to the time the customer signs a purchase agreement. The purpose of this disclosure statement is to provide relevant information regarding VOI ownership at the resort and membership in the Bluegreen Vacation Club. Pursuant to Bluegreen policies, the statement must be signed by every purchaser. Purchasers are entitled to cancel purchase agreements within applicable legal rescission periods. Substantially all VOI purchasers visit one of Bluegreen’s sales offices prior to or at the time of purchase.

Customer Financing

Bluegreen offers financing of up to 90% of the purchase price of its VOIs to its VOI customers who meet certain FICO® score-based underwriting standards. The typical financing extended by Bluegreen on a VOI during the year ended December 31, 2013 provided for a term of 10 years and a fixed interest rate. However, Bluegreen also encourages purchasers to finance their purchase with a loan having a shorter term by offering a lower interest rate on those loans. In connection with Bluegreen VOI sales, Bluegreen delivers the property deed to the trustee of the Bluegreen Vacation Club on behalf of the purchaser and secures repayment of the purchaser’s obligation by obtaining a mortgage on the purchaser’s VOI.

Purchasers of VOIs are required to make a down payment of at least 10% of the VOI sales price. As part of Bluegreen’s continued efforts to improve its operating cash flows, in 2009 Bluegreen began incentivizing its sales associates to encourage cash sales, and Bluegreen promoted a point-of-sale credit card program with third party banks.  As a result, Bluegreen has increased both the percentage of its sales that are 100% cash and its average down payment on financed sales. Including down payments received on financed sales, 54% of Bluegreen sales during the year ended December 31, 2013 were paid in cash within approximately 30 days from the contract date.

See “Products and Services — Vacation Ownership” above for more information about the demographic profile of Bluegreen’s typical customer. See “Sales of Receivables/Pledging of Receivables” below for information regarding Bluegreen’s receivable financing activities.

Loan Underwriting

Prior to December 15, 2008, Bluegreen’s VOI financing was not subject to any significant loan underwriting criteria and no FICO® score was obtained prior to extending credit. Instead, customer financing on sales of VOIs typically only required the following: (i) receipt of a minimum down payment of 10% of the purchase price; (ii) a note and mortgage (or deed of trust); and (iii) other closing documents by the purchaser and Bluegreen.

Effective December 15, 2008, Bluegreen implemented a FICO® score-based credit underwriting program. Following implementation,  Bluegreen no longer provided financing to customers with FICO® scores below 500, and new customers with FICO® scores between 500 and 599 were required to make a minimum cash down payment of 20%. Effective January 1, 2010, Bluegreen further increased its FICO® score-based credit underwriting standards such that Bluegreen no longer originates financing to customers with FICO® scores below 575. Bluegreen may, from time to time, offer certain introductory products to customers with different FICO®  scores and finance terms that it intends to hold in its portfolio.  For loans with an outstanding balance as of December 31, 2013 that were originated from December 15, 2008 through December 31, 2009, the borrowers’ weighted average FICO® score at the point of sale was 706.  For loans with an outstanding balance as of December 31, 2013 that were originated from January 1, 2010 through December 31, 2013, the borrowers’ weighted average FICO® score at the point of sale was 709.

Further information is set forth in the following table:

	Percentage of originated and serviced VOI receivables
FICO® Score	Loans originated December 31, 2008 - December 31, 2009	Loans originated January 1, 2010 - December 31, 2013
Below 575	4.5%	0.5%
Between 575 and 619	7.4%	7.5%
Between 620 and 700	34.0%	37.4%
Above 700	54.1%	54.6%

(1)	Excludes loans originated after December 15, 2008 for which the obligor did not have a FICO® score

Bluegreen encourages purchasers to make higher down payments and accept shorter loan period terms by offering lower interest rates.  In addition, where permitted under applicable laws, rules and regulations, buyers receive a 1% discount in the interest rate by participating in Bluegreen’s pre-authorized checking payment plan.  As of December 31, 2013, borrowers with respect to approximately 90% of Bluegreen’s serviced VOI notes receivable participated in Bluegreen’s pre-authorized checking payment plan.

Effective November 1, 2008, Bluegreen increased the interest rates charged on new loans. Bluegreen believes that the weighted-average interest rate on its portfolio will increase over time, as the lower-interest rate older loans continue to amortize down.

The weighted-average interest rate on Bluegreen VOI notes receivable was as follows:

As of December 31,
2013		2012
Loans originated before November 1, 2008	Loans originated on or after November 1, 2008	Loans originated before November 1, 2008	Loans originated on or after November 1, 2008
14.98%	16.38%	14.97%	16.24%

Collection Policies

Financed sales of VOIs originated by Bluegreen typically utilize a note and mortgage. Collection efforts related to the timeshare loans are managed by Bluegreen and are handled by a staff of experienced collectors, assisted by a mortgage collection computer system. Bluegreen collectors are incentivized through a performance-based compensation program. Technological capabilities include, but are not limited to, automated lock box and clearing house processing. The goal of Bluegreen’s collection policy is designed to minimize defaults and delinquencies and maximize cash flow, subject to limitations as may be imposed by lenders who hold security interests in the loans or by others who acquire the loans.

Bluegreen generally makes collection efforts to customers by mail and by telephone. Telephone contact generally commences when an account is as few as 10 days past due. At 30 days past due, a collection letter is sent to U.S. residents advising the customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies. At 60 days delinquent, Bluegreen sends a lockout letter to the customer by regular and registered/certified mail advising that they cannot make any future reservations for lodging at a resort. If the delinquency continues, at 90 days past due, Bluegreen stops the accrual of, and reverses previously accrued but unpaid, interest on the note receivable and mails by regular and registered/certified mail a “Notice of Intent to Cancel Membership,” which informs the customer that unless the delinquency is cured within 30 days,  Bluegreen will terminate the customer’s VOI ownership. If the customer fails to respond to such correspondence within the given timeframe, the loan will be defaulted and the customer’s VOI terminated. In that case, Bluegreen sends a final letter by regular and registered/certified mail, typically at approximately 120 days delinquent, to notify the customer of the loan default and the termination of the customer’s beneficial interest in the timeshare property. Thereafter, Bluegreen seeks to resell the VOI to a new purchaser. Historically, Bluegreen has typically not sought to collect a deficiency on defaulted notes.

Allowance for Credit Losses

The following table summarizes Bluegreen’s allowance for credit losses as of December 31, 2013 and 2012 (dollars in thousands):

	As of December 31,
	2013	2012
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$127,451	139,777
VOI notes receivable - securitized	420,848	420,451
Purchase accounting adjustment	(6,277)	(14,736)
	542,022	545,492

Allowance for credit losses	(90,188)	(63,103)
VOI notes receivable, net	451,834	482,389
Allowance as a % of VOI notes receivable	17%	12%

Notes receivable secured by homesites:(1)
Homesite notes receivable	$4,139	4,992
Allowance for credit losses	(404)	(271)
Homesite notes receivable, net	3,735	4,721
Allowance as a % of homesite notes receivable	10%	5%

Total notes receivable
Gross notes receivable	552,438	565,220
Purchase accounting adjustment	(6,277)	(14,736)
Allowance for credit losses	(90,592)	(63,374)
Notes receivable, net	$455,569	487,110
Allowance as a % of notes receivable	17%	12%

(1)

As previously described, while Bluegreen sold substantially all of the assets that comprised its residential communities business, Bluegreen Communities, during May 2012, Bluegreen Communities’ notes receivable portfolios were excluded from the transaction and retained by Bluegreen.

Under timeshare accounting rules, Bluegreen estimates uncollectibles based on historical uncollectibles for similar VOI notes receivable and does not consider the value of the underlying collateral.  Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables. In estimating future credit losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes based upon a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, as well as the FICO® scores of the borrowers.

Substantially all defaulted VOI notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable, typically soon after default and at little or no cost. The reacquired VOI is then available for resale in the normal course of business.

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the performance of Bluegreen’s notes receivable portfolio.

Sales of Receivables/Pledging of Receivables

Bluegreen’s ability to sell or borrow against its VOI notes receivable has historically been a critical factor in meeting its liquidity requirements. The vacation ownership business generally involves making sales of a vacation product where a buyer is only required to pay a minimum of 10% to 20% of the purchase price up front, while at the same time selling, marketing and administrative expenses are primarily cash expenses. For the year ended December 31, 2013, these expenses were approximately 51% of system-wide sales, net. Accordingly, having facilities for the sale or hypothecation of these VOI notes receivables, along with periodic term securitization transactions, has been a critical factor for Bluegreen in meeting its short- and long-term cash needs.

Bluegreen’s VOI receivables purchase facilities and term securitizations typically utilize an owner’s trust structure whereby Bluegreen sells receivables to a wholly-owned, special purpose finance entity which then sells the receivables to an owner’s trust, typically without recourse to Bluegreen or its subsidiaries, except for breaches of certain representations and warranties at the time of sale. While in limited instances, such as the Legacy Securitization, Bluegreen has entered into guarantees in connection with its vacation ownership receivables purchase facilities or term securitizations, historically, Bluegreen has typically not entered into such guarantees. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase, and fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of the VOI receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid and, if applicable, a specified overcollateralization ratio is achieved and a cash reserve account is fully funded. Bluegreen VOI receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions Bluegreen believes to be customary for these types of transactions.  Bluegreen has historically acted as servicer of, and in such capacity received a fee for servicing, the VOI receivables Bluegreen has sold under these purchase facilities. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the Consolidated Financial Statements for additional information regarding Bluegreen’s VOI receivables purchase facilities and term securitizations.

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

Bluegreen receives mortgage servicing fees for servicing its securitized notes receivable which are included as a component of interest income. Additionally, Bluegreen earns servicing fee income from third-party lenders in connection with Bluegreen’s servicing of their loan portfolio under Bluegreen’s fee-based services arrangements.

Market and Industry Data

Market and industry data pertaining to Bluegreen and its business contained in this Annual Report on Form 10-K pertaining to Bluegreen were obtained from Bluegreen’s internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information.  The sources for this data include, without limitation, the American Resort Development Association.  Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. Bluegreen has not independently verified such market data.  Similarly, Bluegreen’s internal surveys, while believed to be reliable, have not been verified by any independent sources.  Accordingly, such data may not prove to be accurate.

BBX Capital

BFC owns shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 52% of the outstanding shares of such stock and 72% of the total voting power of BBX Capital. BBX Capital is a Florida-based company involved in the acquisition, ownership and management of joint ventures and investments in real estate and real estate development projects as well as investments in operating businesses. Prior to the sale of BankAtlantic on July 31, 2012, BBX Capital was a bank holding company and its principal asset was its 100% ownership interest in BankAtlantic, a federal savings bank.  Accordingly, as a result of such sale, the operations of BankAtlantic except for its commercial lending reporting unit are included in discontinued operations in our financial statements for all periods presented.

The principal assets of BBX Capital consist of its interest in Florida Asset Resolution Group, LLC (“FAR”), BBX Capital Asset Management, LLC (“CAM”), BBX Partners, Inc., its investment in Woodbridge and its recent acquisitions. CAM, which was formed in connection with the sale of BankAtlantic to BB&T Corporation (“BB&T”) (described below) and BBX Partners are wholly owned subsidiaries and their primary assets are non-performing commercial loans and foreclosed real estate.  FAR, which was also formed in connection with the sale of BankAtlantic to BB&T, is a special purpose limited liability company whose membership interests are held by BB&T, which holds 95% of FAR’s preferred interests, and BBX Capital, which holds the remaining 5% of the preferred interests and all of the residual common equity interests.  FAR’s primary assets are performing and non-performing loans, tax certificates and foreclosed real estate (formerly held by BankAtlantic). BBX Capital acquired a 46% equity interest in Woodbridge in April 2013.  Woodbridge’s principal asset is its ownership of Bluegreen and its subsidiaries.  Bluegreen is a vacation ownership company with 225,000 owners and over 60 owned or managed resorts.  BFC Financial Corporation (“BFC”), the controlling shareholder of the Company, owns the remaining 54% of Woodbridge.  On October 30, 2013, a newly formed joint venture entity, Renin Holdings, LLC (“Renin”), owned 81% by the Company and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp for approximately $12.8 million (“the Renin Transaction”).  Renin had $24 million of total assets as of October 30, 2013 and manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and three  manufacturing, assembly and distribution facilities in Canada, and the United States and a sales office in the United Kingdom..  In December 2013, BBX Sweet Holdings, a wholly owned subsidiary of BBX Capital, acquired Hoffman’s, a provider of premier chocolate products with a product line of over 70 varieties of confections.  Hoffman’s currently operates 4 retail stores in South Florida.  Hoffman’s had total assets of approximately $5.3 million as of the acquisition date.

On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic, the former wholly owned banking subsidiary of BBX Capital (the stock sale and related transactions are sometimes hereinafter referred to as the (“BB&T Transaction”). Pursuant to the terms of the stock purchase agreement between BBX Capital and BB&T, prior to the closing of the BB&T Transaction, BankAtlantic formed two subsidiaries, CAM and FAR. BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated). FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital. At the closing of the BB&T Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding TruPS obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company Agreement of FAR, which was entered into by BBX Capital and BB&T at the closing of the BB&T Transaction, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further support BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of December 31, 2013 was reduced through cash distributions to approximately $68.5 million. BBX Capital’s services certain nonaccrual loans for FAR and oversees the third party servicer that manages the other assets of FAR. Prior to the closing of the BB&T Transaction, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate owned and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012. CAM assumed all liabilities related to these assets. BankAtlantic also contributed approximately $82 million in cash to CAM. Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to BBX Capital. CAM remains a wholly owned subsidiary of BBX Capital.

As of December 31, 2013, BBX Capital had consolidated total assets of approximately $431.1 million, liabilities of $127.6 million and total equity of $303.6 million.

Investments and Acquisitions

BBX Capital acquired Renin Corp on October 30, 2013.  Renin is headquartered in Brampton, Ontario and has three manufacturing, assembly and distribution facilities located in Brampton and Concord, Ontario, Tupelo, Mississippi and a sales and distribution office in the U.K. Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.   Renin revenues for the two months ended December 31, 2013 were approximately $9.3 million. Renin Corp. had revenues of $56.3 million for the ten months ended October 30, 2013.

BBX Capital, through its newly formed wholly owned subsidiary, BBX Sweet Holdings, acquired Hoffman’s Chocolates in December 2013.  Hoffman’s is headquartered in Lake Worth, Florida and is a manufacturer of gourmet chocolates, with four retail locations in South Florida. Established in 1975, it has created a well-known local brand in Palm Beach County Florida. In 2009, Hoffman’s acquired Good Fortunes, a made-to-order custom fortune cookie company. In 2010, Hoffman’s also acquired Boca Bons, a premium wholesale brand that features elaborate packaging. Each of Hoffman’s confections is hand made. Its product line includes over 70 varieties of confections, which are available through its retail and online distribution channels, direct shipping throughout the U.S., and at retail store locations nationwide.  Hoffman’s revenues were approximately $1.0 million during the one month ended December 31, 2013.  Hoffman’s had revenues of approximately $3.3 million during the eleven months ended November 30, 2013.

On January 10, 2014, BBX Sweet Holdings also acquired Williams & Bennett, a Florida based manufacturer of quality chocolate products.  Williams & Bennett is headquartered in Boynton Beach, Florida serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands nationwide. Williams & Bennett had revenues of approximately $4.8 million during the year ended December 31, 2013.

Renin and Hoffman’s results of operations were not included in BBX Capital’s segment reporting as the businesses were recently acquired and discrete financial information was not available as of December 31, 2013.  Management will evaluate BBX Capital’s reportable segments in subsequent periods to determine if the acquired businesses are reportable segments or reportable within another segment.

Loans

On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of its wholly-owned financial institution subsidiary, BankAtlantic (the stock sale and related transactions are referred to in this report as the “Transaction” or the “BB&T Transaction”).  On November 1, 2011, BBX Capital entered into a definitive agreement to sell BankAtlantic to BB&T, which agreement was amended on March 13, 2012 (the “Agreement”). The Agreement was amended to, among other things provide for the assumption by BB&T of BBX Capital’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations.  Under the terms of the Agreement, BBX Capital retained through CAM and FAR certain loans, tax certificates and foreclosed real estate and liabilities related to these retained assets. which have been held by  BankAtlantic.  These retained loans were grouped in five loan segments as follows:   residential loans, commercial real estate loans, consumer loans, small business and commercial non-mortgage loans.  CAM, which is included in the BBX segment, holds retained loans from the commercial real estate and the commercial non-mortgage loan segments.  FAR holds loans from all five segments.

Residential:    The majority of BBX Capital’s residential loans was originally acquired in the secondary markets and was originated by financial institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans were typically purchased in bulk and were generally non-conforming loans under agency guidelines due primarily to the size of the individual loans (“jumbo loans”). Some of the purchased residential loans were interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments or when required amortization of the principal amount commences.  These payment increases could affect a borrower’s ability to repay the loan and result in increased defaults and losses. BBX Capital also retained a portfolio of residential loans which were made primarily to “low to moderate income” borrowers in accordance with the Community Reinvestment Act.

Commercial Real Estate: Commercial real estate loans were originated in connection with the acquisition, development and construction of various types of properties by our borrowers including office buildings, retail shopping centers, residential construction and other non-residential properties.  Commercial real estate loans were also originated in connection with a borrower’s acquisition or refinance of existing income-producing properties. These loans were primarily secured by property located in Florida.

The commercial real estate loan portfolio is divided into two loan classes: commercial residential and commercial other.

Commercial residential real estate loans were originated to developers or home builders for the construction of one to four dwelling units. These loans included builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. Builder land bank loans were land loans to borrowers who had land purchase option agreements with regional and/or national builders. Land acquisition and development loans were generally secured by residential land which was intended to be developed by the borrower and sold to homebuilders.  Land acquisition, development and construction loans were secured by residential land which was intended to be fully developed by the borrower/developer who also may have had plans to construct homes on the property.

Commercial real estate owner occupied loans are secured primarily by income producing property which includes shopping centers, office buildings, self- storage facilities, student housing, owner occupied businesses and warehouses or land held by the borrower for investment or sale.

A portion of certain commercial real estate loans were sold to other financial institutions as participations.  The loans are administered by BBX Capital or on its behalf by a third party servicer and participants are provided periodic reports on the progress of the project for which the loan was made.

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

Small Business:  BankAtlantic originated small business loans to companies located primarily in markets within BankAtlantic’s branch network.  Small business loans were originated primarily on a secured basis and do not generally exceed $2.0 million individually. These loans were  originated with maturities ranging generally from one to three years or are due upon demand.  Lines of credit extended to small businesses are due upon demand.  Small business loans have either fixed or variable prime-based interest rates.

Real Estate

Real estate was generally acquired through foreclosure or contractual settlements with borrowers.  Real estate is classified into two categories: real estate held-for-sale or real estate held-for-investment.

Real estate held-for-sale:    Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year.

Real estate held-for-investment:    Real estate is classified as held-for-investment when the property is not available for immediate sale due to anticipated renovations and potential improvements in operating performance before sale, management pursuing joint venture opportunities, potential development, or management’s decision to retain the property in anticipation of appreciation in market values in subsequent periods.

BBX Capital had investments in joint ventures of approximately $1.4 million as of December 31, 2013.  BBX Capital anticipates actively pursuing additional joint venture investments with real estate developers which may involve its contribution of held-for-investment real estate acquired through foreclosure, purchasing real estate with its own funds for joint venture development or investing funds in developments identified by joint venture partners.  BBX Capital currently expects that in most cases, the real estate developer will be responsible for the management of the project and BBX Capital will participate in major decisions and monitor the development’s progress.  These joint venture real estate developments are anticipated to include multifamily and single family housing, commercial retail complexes, office buildings and land entitlement projects.  To a lesser extent, BBX Capital may engage in land entitlement and development activities without joint venture partners.    These anticipated real estate investments will in most instances be multi-year projects and BBX Capital does not expect them to generate earnings in the near term. BBX Capital’s goal is to produce earnings from these projects over time; however, BBX Capital may not be successful in doing so.

BBX Capital’s Business Strategy

The majority of BBX Capital’s assets do not generate income on a regular or predictable basis. Recognizing the nature of our assets, our goal is to build long-term value.  We do not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses.  BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  BBX Capital is also engaged in land entitlement activities on certain properties that we acquired through foreclosure and anticipate moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us as well as potential cash investments in such projects.  We are also exploring potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values, the majority of our non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  We are observing improvements generally in real estate markets and believe that the underlying collateral securing certain of our commercial real estate loans and our real estate carrying values may be below current market values.   Additionally, this recovery in the real estate market has favorably affected the financial condition of our borrowers and we are aggressively pursuing our borrowers and/or guarantors in order to maximize our recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If we are successful in our efforts, we expect to recognize gains to the extent that the amounts we collect exceed the carrying value of our commercial loans and foreclosed real estate.  Due to the nature of these activities, we do not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly we expect our results of operations to vary significantly on a quarterly basis and we may continue to experience losses in subsequent periods.

BBX Segment

Since the sale of BankAtlantic to BB&T, BBX Capital has been engaged in managing the assets in CAM and the commercial loans that it services for FAR as well as overseeing the third party servicers that manage the assets for FAR.  BBX Capital also continues to manage the assets held by BBX Partners, its wholly owned asset workout subsidiary established in 2008 (formerly BankAtlantic Bancorp Partners, Inc.) which consisted of approximately $13.5 million of loans and foreclosed real estate as of December 31, 2013 compared to $14.0 million of loans and foreclosed real estate as of December 31, 2012.

The BBX business segment includes the assets and related liabilities of CAM, BBX Partners, Inc., and the Woodbridge investment.  CAM was formed prior to the closing of the BB&T Transaction when BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed the liabilities related to these assets.  BankAtlantic also contributed approximately $82 million in cash to CAM.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to BBX Capital and CAM remains a wholly-owned subsidiary of BBX Capital.

The BBX business segment’s primary assets are loans receivable, real estate held-for-sale and real estate held-for-investment and rights to BankAtlantic’s previously charged off loan portfolio and related judgments which were transferred to CAM in connection with the consummation of the BB&T Transaction as well as its 46% equity interest in Woodbridge.  BBX utilized the cash received in the BB&T Transaction and funds from the monetization of assets to acquire a 46% equity interest in Woodbridge for $60.4 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million

The composition of BBX’s loans was (in thousands):

	As of December 31, 2013			As of December 31, 2012
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	1	$ 27	$ 27
Non-accruing	3	5,107	3,331	3	3,922	3,362
Commercial real estate:
Residential
Accruing	-	-	-	-	-	-
Non-accruing	2	14,163	4,770	6	56,695	30,325
Other
Accruing	1	2,152	2,152	1	2,193	2,191
Non-accruing	2	12,914	6,756	5	23,475	15,459
Total loans held-for-investment	8	$ 34,336	$ 17,009	16	$ 86,312	$ 51,364
Loans held-for-sale:
Commercial real estate
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	4	25,876	4,696
	-	$ -	$ -	4	$ 25,876	$ 4,696

The composition of BBX’s real estate was (in thousands):

	As of December 31, 2013		As of December 31, 2012
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	13	$ 74,759	9	$ 36,141
Rental properties	2	15,705	-	-
Other	1	789	1	845
Total real estate held-for-investment	16	$ 91,253	10	$ 36,986

Real estate held-for-sale:
Land	10	$ 10,307	11	$ 16,268
Rental properties	-	-	3	6,298
Residential single-family	-	-	1	252
Other	-	-	2	1,249
Total real estate held-for-sale	10	$ 10,307	17	$ 24,067

FAR Segment

FAR was formed in connection with the BB&T Transaction when BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and foreclosed real estate that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR and upon closing of the BB&T Transaction, distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BB&T Transaction FAR issued to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding TruPS obligations, as described in further detail below. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests and all of the residual interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by the Company and BB&T at the closing of the BB&T Transaction, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period.  FAR is contractually obligated to liquidate its then remaining assets for cash in the event that BB&T’s preferred interest in FAR has not been repaid by July 31, 2019. The balance of BB&T’s preferred interest in FAR was approximately $68.5 million at December 31, 2013.

FAR’s operations consist of overseeing the management and monetization of its assets through regularly scheduled payments and, where appropriate, orderly liquidations with a view to repaying its preferred membership interests and maximizing the cash flows of any remaining assets.  FAR’s assets consist primarily of loans receivable and foreclosed real estate.  FAR also holds a portfolio of tax certificates with a net investment of $0.6 million at December 31, 2013.

The composition of FAR’s foreclosed real estate was (in thousands):

	As of December 31, 2013		As of December 31, 2012
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	3	$ 4,323	1	$ 427
Rental properties	1	11,186	-	-
Total real estate held-for-investment	4	$ 15,509	1	$ 427

Real estate held-for-sale:
Land	8	$ 7,961	3	$ 1,593
Rental properties	3	6,168	7	12,778
Residential single-family	50	6,828	89	7,199
Other	2	2,707	-	-
Total real estate held-for-sale	63	$ 23,664	99	$ 21,570

The composition of FAR’s loans was (in thousands):

	As of December 31, 2013			As of December 31, 2012
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	2	$ 8,617	$ 8,617
Non-accruing	-	-	-	-	-	-
Commercial real estate:
Residential
Accruing	1	997	997	2	1,587	1,587
Non-accruing	2	6,365	6,365	10	62,644	30,612
Other
Accruing	6	14,248	14,248	16	70,318	70,318
Non-accruing	8	45,743	27,649	14	99,614	63,555
Consumer
Accruing	62	5,646	5,646	94	9,048	9,048
Non-accruing	43	5,846	2,972	89	12,310	7,859
Residential:
Accruing	-	-	-	59	12,578	10,175
Non-accruing	2	189	53	302	72,839	44,622
Total loans held-for-investment	124	$ 79,034	$ 57,930	588	$ 349,555	$ 246,393
Loans held-for-sale:
Commercial real estate
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	2	1,937	1,269
Consumer
Accruing	15	2,044	1,494	-	-	-
Non-accruing	31	4,135	2,682	-	-	-
Residential
Accruing	34	4,912	3,945	-	-	-
Non-accruing	255	58,603	34,278	-	-	-
Small business
Accruing	52	10,320	8,170	79	16,512	15,370
Non-accruing	17	4,204	3,277	18	4,389	3,413
Total loans held-for-sale	404	$ 84,218	$ 53,846	99	$ 22,838	$ 20,052

(1)  See explanation of loan products above.

Employees

Management believes that its relations with its employees are satisfactory. BFC currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

As of December 31, 2013, BFC and its subsidiaries had approximately 5,050 employees, with 26 employees at BFC and its wholly owned subsidiaries; 308 employees at BBX Capital and its subsidiaries, including Renin and Hoffman’s; and 4,716 employees at Bluegreen, of which 478 were located at Bluegreen’s headquarters in Boca Raton,

Florida, and 4,238 were located in regional field offices throughout the United States and Aruba.

Competition

Bluegreen

Bluegreen competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen does. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Starwood Hotels and Resorts Worldwide, Inc., Wyndham Worldwide Corporation and Diamond Resorts International.  Bluegreen also competes with numerous other smaller owners and operators of vacation ownership resorts. In Bluegreen’s fee-based services business, Bluegreen typically competes with Hilton Hotels Corporation and Wyndham Worldwide Corporation. In addition to competing for sales leads, prospects and fee-based service clients, Bluegreen competes with other VOI developers for marketing, sales, and resort management personnel.

BBX Capital

The industries in which BBX Capital conducts business are very competitive and BBX Capital faces substantial competition from insurance companies, financial institutions, private equity funds, hedge funds and real estate developers.   BBX Capital competes with institutions and entities that are larger and have greater resources than the resources available to BBX Capital.

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

As public companies, BFC and BBX Capital are each subject to reporting and other requirements of the Exchange Act.

Bluegreen

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation.  Bluegreen is subject to various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, marketing and sale of real estate and VOIs and various aspects of Bluegreen’s financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity. In addition to the laws applicable to Bluegreen customer financing and other operations discussed below, Bluegreen is or may be subject to the Fair Housing Act and various other federal statutes and regulations.  Bluegreen is also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba and Blue Water Resort in Nassau, Bahamas as well as with respect to certain marketing efforts and operations in Canada. In addition, in the future, VOIs may be deemed to be securities subject to regulation as such, which could have a material adverse effect on Bluegreen. The cost of complying with applicable laws and regulations may be significant and Bluegreen may not maintain compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on Bluegreen.

Bluegreen vacation ownership resorts are subject to various regulatory requirements, including state and local approvals. The laws of most states require Bluegreen to file a detailed offering statement describing Bluegreen’s business and all material aspects of the project and sale of VOIs with a designated state authority. In addition, when required by state law, Bluegreen provides its VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the resort, the surrounding vicinity, and the purchaser’s rights and obligations as a VOI owner.  Laws in each state where Bluegreen sells VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by Bluegreen. Most states have other laws that regulate Bluegreen’s activities, including: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and labor laws.

Under various federal, state and local laws, ordinances and regulations, the owner of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose such liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances if they exist, may adversely affect the owner’s ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when this material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered on the property or repairs made by future owners of such property. Under these laws, Bluegreen may be required to pay for repairs to the developed property.  The development, management and operation of Bluegreen resorts are also subject to the Americans with Disabilities Act.

Bluegreen’s customer financing activities are also subject to extensive regulation, which can include, but is not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; the Dodd–Frank Wall Street Reform and Consumer Protection Act; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws.

Bluegreen's management of, and dealings with, POAs, including Bluegreen's purchase of defaulted inventory from POAs in connection with its secondary market arrangements, is also subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making, and the imposition of maintenance assessments.

During the year ended December 31, 2013, approximately 8% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. Further, an additional approximately 7% of Bluegreen’s VOI sales during the year ended December 31, 2013 were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects.  Bluegreen attempts to monitor the actions and compliance of these third parties, but there are risks associated with their use. In recent years, state regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While Bluegreen continues to be subject to telemarketing risks and potential liability, Bluegreen believes that its exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be mitigated to some extent by the use of “permission marketing,” whereby Bluegreen obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws.  Bluegreen has also implemented policies and procedures which Bluegreen believes will help reduce the possibility that individuals who have requested to be placed on its internal company do not call list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

To date, Bluegreen has not been subject to any material fines or penalties as a result of its telemarketing operations.  However, from time to time, Bluegreen has been the subject of proceedings for violation of the “do not call” laws and for violation of state laws applicable to the marketing and sale of VOIs. Bluegreen may not be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or successfully develop alternative sources of identifying and marketing to prospective purchasers of Bluegreen’s VOI products at acceptable costs. In addition, Bluegreen may face significant non-compliance issues or additional costs of compliance, which may adversely impact Bluegreen’s operations in the future.

See also Item 1A – Risk Factors for a description of risks with respect to regulatory compliance and Item 3 – Legal Proceedings for a description of pending regulatory actions

ITEM 1A. RISK FACTORS

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

BFC has in the past incurred cash flow deficits at its parent company level and will rely on dividends from its subsidiaries in the future.

BFC is engaged in making investments in operating businesses. Historically, BFC, at its parent company level, has not had revenue generating operating activities and has incurred cash flow deficits. BFC has financed operating cash flow deficits with available working capital, issuances of equity or debt securities, and with dividends from its subsidiaries, which BFC has been dependent upon to fund its operations and investments. BFC historically received dividends on the shares of Benihana's stock that it owned. Benihana was acquired by Safflower in a cash merger during August 2012. While BFC received cash proceeds in exchange for its shares of Benihana's common stock in the transaction, BFC no longer holds an investment in Benihana and, accordingly, will not receive dividends in the future from Benihana. In addition, BBX Capital may not be in a position to, and does not expect to, pay dividends for the foreseeable future, and any payment of dividends by BBX Capital requires the declaration of such dividend by BBX Capital's board of directors, a majority of whom are independent under the listing standards of the -NYSE and, accordingly, such decision is not in BFC's control. Further, certain of Bluegreen's credit facilities contain terms which may limit the payment of cash dividends without the lender's consent or waiver. Decisions with respect to dividends by BBX Capital and Bluegreen are generally based on, among other things, the applicable company's operating results, financial condition, cash flow and operating and cash needs. BFC expects to receive dividends from Woodbridge in order to fund its current and future operations and investments; however, dividend decisions by Woodbridge are currently subject to the approval of the boards of directors of both BFC and BBX Capital, and may not be paid to BFC to the extent or when anticipated or at all.

Among other expenses that BFC incurs and payments it makes in the ordinary course of its business, BFC pays regular quarterly dividends of $187,500 on its 5% Cumulative Preferred Stock. In addition, former shareholders of Woodbridge Holdings Corporation ("WHC"), the predecessor by merger to Woodbridge, were entitled under the Florida Business Corporation Act (“FBCA”) to exercise appraisal rights in connection with the 2009 merger between BFC and WHC. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC's Class A Common Stock, exercised appraisal rights and requested payment for their shares. During July 2012, the presiding court in the appraisal rights proceeding determined the fair value of the dissenting shareholders' shares of WHC's Class A Common Stock to be $1.78 per share (or approximately $7.5 million in total) and awarded legal and other costs in favor of the dissenting shareholders. During March 2013, the court awarded legal fees and pre and post judgment interest to the dissenting shareholders totaling approximately $4.4 million, resulting in a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination). While Woodbridge is appealing the court's ruling with respect to the fair value determination and the award of legal fees and costs, the outcome of the appeal is uncertain. Further, regardless of the outcome of the appeal, Woodbridge will likely be required to make a significant payment (of up to approximately $11.9 million if the appeal is unsuccessful) to the dissenting shareholders. Additional information regarding this litigation is set forth in "Item 3 - Legal Proceedings." In addition, as previously described, if the currently proposed merger between BFC and BBX Capital is consummated, shareholders of BBX Capital that duly exercise and perfect appraisal rights will be entitled to receive a cash payment in an amount equal to the "fair value" of their shares of BBX Capital's Class A Common Stock (as determined in accordance with the FBCA). Payments made to dissenting shareholders may have a material adverse impact on the combined company's cash position following the merger.

If cash flow is not sufficient to fund BFC's liquidity needs or BFC otherwise determines it is advisable to do so, BFC might seek to liquidate some of its investments or seek to fund its operations with the proceeds of additional equity or debt financing. Such financing may not be available on commercially reasonable terms, if at all, and if BFC chooses to liquidate its investments, it may be forced to do so at depressed prices.

Adverse conditions and events where BFC’s investments are currently concentrated or in the industries in which its subsidiaries operate could adversely impact its results and future growth.

BBX Capital's business and the real estate collateralizing its commercial real estate loans and home equity loans are concentrated in Florida and have been adversely impacted by the downturn in economic conditions generally and in Florida in particular. In addition, Bluegreen's operations were adversely impacted by the economic downturn. The impact of the economic downturn, including the persistence or deterioration of adverse economic conditions, natural disasters, including tropical storms and hurricanes or adverse changes in laws or regulations applicable to BFC or the companies in which BFC holds investments could further adversely impact BFC's operating results and financial condition.

BFC and its subsidiaries may issue additional securities and incur additional indebtedness.

If BFC's cash flow is not sufficient to meet its liquidity needs or BFC's board of directors otherwise determines it to be appropriate, BFC may seek to raise funds in the future through the issuance of debt or equity securities. There is generally no restriction on BFC's ability to issue debt or equity securities which are pari passu or have a preference over its Class A Common Stock and Class B Common Stock, although the holders of BFC’s Class B Common Stock have special class voting rights under BFC’s Amended and Restated Articles of Incorporation with respect to certain securities issuances and other actions affecting BFC’s Class B Common Stock. Any such issuance, including shares issued in connection with any investment or acquisition which BFC makes in the future, may be dilutive to BFC's shareholders. See the risk factor below entitled “Substantial sales of BFC’s Class A Common Stock or Class B Common Stock could adversely affect the market prices of such securities” for information regarding the estimated amount of shares that BFC may issue in connection with its currently proposed merger with BBX Capital. In addition, any securities issuances in the future by a subsidiary of BFC may dilute BFC's economic investment or voting interest in that company.

Further, BFC and its subsidiaries have in the past and may in the future incur significant amounts of debt. Any indebtedness could have several important effects, including, without limitation, that BFC or its subsidiaries, as applicable, may be required to use available cash for the payment of principal and interest due on its debt and that outstanding indebtedness and leverage will impact the liquidity of BFC or its subsidiaries, as applicable, and any negative changes in general economic and industry conditions will increase such impact.

BFC faces risks and uncertainties with respect to any acquisitions which it or its subsidiaries pursue in the future.

BFC has in the past focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole. However, BFC may seek to make opportunistic investments outside of its existing portfolio, including investments in real estate based opportunities and middle market operating businesses such as BFC’s recent investment in Renin. While BFC will seek investments and acquisitions primarily in companies that it believes will provide opportunities for growth, BFC may not be successful in identifying these opportunities. Investments or acquisitions that BFC does make, such as BFC’s recent investment in Renin, may not prove to be successful or even if successful may not generate income, or may generate income on an irregular basis or over a long time period, which would cause BFC's results of operations to vary significantly on a quarterly basis and from year to year. Acquisitions may expose BFC to additional risks and may have a material adverse effect on its results of operations. Any acquisition made may fail to accomplish the strategic objectives hoped or otherwise not perform as expected or adversely impact BFC's financial condition or operating results. In addition, as described above, shares issued in connection with any investment or acquisition which BFC makes in the future may be dilutive to BFC's shareholders. Acquisitions will also expose BFC to the risks of any business acquired. If the currently proposed merger between BFC and BBX Capital is completed, BBX Capital will become a wholly owned subsidiary of BFC, and BFC would then have a 100% interest in BBX Capital and Bluegreen. Accordingly, if the merger is completed, BFC’s shareholders will be subject to increased exposure to the businesses and operations of BBX Capital and Bluegreen. See “Risks Relating to BBX Capital” and “Risks Relating to Bluegreen” below for a description of the material risks which BBX Capital and Bluegreen face.

In addition, there is significant competition for investments and acquisitions, which could increase the costs associated with the investment or acquisition.  Substantial costs are incurred in connection with the evaluation of potential acquisition and investment opportunities whether or not the acquisition or investment is ultimately consummated. Further, such investments or acquisitions may rely on additional debt or equity financing, which will subject BFC to the risks and uncertainties described in the preceding risk factor. If BFC requires additional financing in the future, the financing may not be available when needed or on favorable terms, if at all.

Additionally, BFC does not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation or by BFC’s Amended and Restated Articles of Incorporation or Bylaws.

Substantial sales of BFC’s Class A Common Stock or Class B Common Stock could adversely affect the market prices of such securities.

Substantial sales of BFC’s Class A Common Stock or Class B Common Stock, including sales of shares by controlling shareholders and management, or shares issued in connection with any investments or acquisition that BFC makes in the future, could adversely affect the market prices of such securities. It is currently estimated that up to approximately 41.2 million shares of BFC’s Class A Common Stock may be issued in connection with the currently proposed merger with BBX Capital (before giving effect to any reverse stock split which may be effected by BFC in connection with the merger), which would represent approximately 37% of the total number of shares of BFC’s Class A Common Stock outstanding after the merger. In addition, the above share amount does not include approximately 155,000 shares of BFC’s Class A Common Stock which may be purchased upon exercise of outstanding BBX Capital stock options to be assumed by BFC in the merger and approximately 6.9 million shares of BFC’s Class A Common Stock subject to BBX Capital restricted stock awards to be assumed by BFC in the merger (in each case before giving effect to any reverse stock split which may be effected by BFC). Other than the shares issued to shareholders of BBX Capital who may be deemed to be affiliates of BFC for purposes of Rule 144 under the Securities Act after the completion of the merger and shares issued in respect of BBX Capital restricted stock awards which are outstanding and unvested at the effective time of the merger, the shares issued in connection with the merger will not be subject to restrictions on resale. The issuance and potential resale of these shares could have the effect of depressing the market price of BFC’s Class A Common Stock.

Alan B. Levan and John E. Abdo's control position may adversely affect the market price of BFC's Class A Common Stock and Class B Common Stock.

Alan B. Levan, the Chairman, Chief Executive Officer and President of BFC, John E. Abdo, the Vice Chairman of BFC, and their respective affiliates currently collectively beneficially own shares of BFC's Class A Common Stock and Class B Common Stock representing approximately 71% of the general voting power and approximately 23% of the total outstanding common stock of BFC. These shares consist of 12,907,051 shares, or approximately 17%, of BFC's Class A Common Stock and 6,521,278 shares, or approximately 87%, of BFC's Class B Common Stock. Each of Messrs. Levan and Abdo was also previously granted 1,389,073 restricted shares of BFC's Class A Common Stock which are scheduled to vest in three equal annual installments beginning on September 30, 2014.  In addition, during October 2013, BFC's Compensation Committee approved restricted stock award grants to each of Messrs. Levan and Abdo of 297,408 shares of BFC's Class A Common Stock which would vest in one lump sum during October 2017. The grant of 160,408 of those restricted shares to each of Messrs Levan and Abdo is subject to the approval of BFC's shareholders of an amendment of BFC's 2005 Stock Incentive Plan to increase the number of shares available for grant under such plan. BFC currently intends to seek the approval of its shareholders to the plan amendment at its 2014 Annual Meeting of Shareholders. BFC's Compensation Committee has the right to vote the shares of BFC's Class A Common Stock subject to unvested restricted stock awards; however, the shares subject to unvested restricted stock awards which remain subject to shareholder approval are not considered issued or outstanding and may not be voted by BFC's Compensation Committee or any other person. Messrs. Levan and Abdo are parties to an agreement pursuant to which they have agreed to vote their shares of BFC's Class B Common Stock in favor of the election of the other to BFC's board of directors for so long as they are willing and able to serve as directors of BFC. Additionally, Mr. Abdo has agreed to vote the shares of BFC's Class B Common Stock he owns in the same manner that Mr. Levan votes his shares of BFC's Class B Common Stock. Mr. Abdo has also agreed, subject to certain exceptions, not to transfer certain of his shares of BFC's Class B Common Stock and to obtain the consent of Mr. Levan prior to the conversion of certain of his shares of BFC's Class B Common Stock into shares of BFC's Class A Common Stock. Because BFC's Class A Common Stock and Class B Common Stock vote as a single class on most matters, Messrs. Levan and Abdo effectively have the voting power to elect the members of BFC's board of directors and to control the outcome of any other vote of BFC's shareholders, except in those limited circumstances where Florida law mandates that the holders of BFC's Class A Common Stock vote as a separate class. Messrs. Levan and Abdo's control position may have an adverse effect on the market price of BFC's Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of BFC's other shareholders.

The loss of the services of BFC's key management and personnel could adversely affect its business and the businesses of its subsidiaries.

BFC's ability to successfully implement its business strategy will depend on its ability to attract and retain experienced and knowledgeable management and other professional staff. BFC may not be successful in attracting and retaining key management personnel.  During January 2012, the SEC filed a lawsuit against BBX Capital and its Chairman and Chief Executive Officer, Alan B. Levan, alleging violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Levan. While BBX Capital believes that it and Mr. Levan fully complied with applicable law, the outcome of this litigation is uncertain. Additional information regarding this litigation is set forth in “Item 3 – Legal Proceedings.” As described above, Mr. Levan is also the Chairman, Chief Executive Officer and President of BFC and, together with John E. Abdo, may be deemed to control BFC by virtue of their collective ownership interest in BFC's Class A Common Stock and Class B Common Stock. In the event Mr. Levan is restricted from serving, or is otherwise unable to serve, as an executive officer and/or director of BFC or any of its public company subsidiaries, including BBX Capital, BFC and its business, as well as the businesses of its subsidiaries, may be adversely impacted.

The currently proposed merger between BFC and BBX Capital may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the merger.

Consummation of the currently proposed merger between BFC and BBX Capital is subject to a number of closing conditions. While the companies have agreed in the merger agreement to use all commercially reasonable efforts to satisfy the closing conditions, the companies may not be successful in their efforts to do so. Specifically, consummation of the merger is conditioned upon BFC’s Class A Common Stock being approved for listing on a national securities exchange (or inter-dealer quotation system of a registered national securities association) at the effective time of the merger. The same condition applied to the stock-for-stock merger which was previously proposed between BFC and Bluegreen during 2011 and 2012, and in that case BFC was unsuccessful in its efforts to obtain the listing of its Class A Common Stock on a national securities exchange or qualified inter-dealer quotation system due to public policy concerns expressed by the securities exchanges relating to the pending action brought by the SEC against BBX Capital and its Chairman, Alan B. Levan, who also serves as BFC’s Chairman. The SEC action, which is described in further detail in “Item 3 – Legal Proceedings,” is currently on the trial calendar in November 2014. BFC has been advised by the NYSE and NASDAQ that, subject to a change in their position in the future, they would not consider approval of any application for listing of BFC’s Class A Common Stock during the pendency of the SEC action. Accordingly, BFC has not yet filed an application for the listing of its Class A Common Stock and may or may not do so depending on whether a national securities exchange or qualified inter-dealer quotation system indicates an application could be considered for approval prior to resolution of the litigation. The pendency of the SEC action and delays in resolving the action has had the effect of delaying any listing of BFC’s Class A Common Stock. There is no assurance as to the timing or resolution of the case, or the listing of BFC’s shares. It is not currently anticipated that the merger will be consummated prior to the first quarter of 2015. Pursuant to the terms of the merger agreement, either BFC or BBX may terminate the merger agreement if the merger is not consummated by April 30, 2014.

If the conditions to closing the merger are not satisfied or waived, then the merger will not be completed and the companies would have incurred significant transaction costs without consummating the transaction. In addition, if the merger is not completed, or if there are significant delays in completing the merger, the market prices of BFC’s Class A Common Stock and Class B Common Stock may be adversely impacted as a result of negative reactions from the financial markets, including market price declines to the extent that current prices reflect a positive market assumption that the merger will be completed. Delays in completing the merger may also negatively impact the respective operations and financial results of the companies due to, among other things, the diversion of management attention to the merger rather than each company’s operations and pursuit of other opportunities that could have been beneficial to that company, which in turn may also adversely impact the market price of BFC’s Class A Common Stock and Class B Common Stock.

In addition, under the terms of the merger agreement between BFC and BBX Capital, the companies are subject to certain restrictions on the conduct of their businesses prior to completing the merger. These restrictions may adversely affect each company’s ability to execute certain of its business strategies, including the ability in certain cases to enter into contracts or incur capital expenditures to grow its business. Further, during the pendency of the merger, management attention and company resources may be diverted towards efforts to consummate the merger instead of the businesses and operations of the companies, which could have a material and adverse effect on the companies.  Further, as previously described, BBX Capital’s shareholders are entitled to appraisal rights in connection with the consummation of the merger, and, if the merger is consummated, payments made to BBX Capital’s shareholders who exercise appraisal rights may materially adversely impact BFC’s cash position following the merger.

See also the risk factors above entitled “BFC will face risks and uncertainties with respect to any acquisitions which it pursues in the future” and “Substantial sales of BFC’s Class A Common Stock or Class B Common Stock could adversely affect the market prices of such securities.”

Provisions in BFC's Amended and Restated Articles of Incorporation and Bylaws, as well as BFC's shareholder rights plan, may make it difficult for a third party to acquire BFC and could impact the price of BFC's Class A Common Stock and Class B Common Stock.

BFC's Amended and Restated Articles of Incorporation and Bylaws contain provisions that could delay, defer or prevent a change of control of BFC or its management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of BFC's Class A Common Stock or Class B Common Stock. These provisions include:

•	the provisions in BFC's Amended and Restated Articles of Incorporation regarding the special voting rights of BFC's Class B Common Stock;

•

subject to the special class voting rights of holders of BFC’s Class B Common Stock under certain circumstances, the authority of BFC's board of directors to issue additional shares of common or preferred stock and to fix the relative rights and preferences of the preferred stock without additional shareholder approval; and

•	advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

In addition, BFC currently has in place a shareholder rights plan which is designed to preserve certain tax benefits available to BFC. However, because the rights plan provides a deterrent to investors from acquiring a 5% or greater ownership interest in BFC's Class A Common Stock and Class B Common Stock, it may have an anti-takeover effect.

BBX Capital's Restated Articles of Incorporation and Amended and Restated Bylaws contain similar provisions as those described above. See "Risks Related to BBX Capital.”

Dividends and distributions from BFC’s subsidiaries to their respective parent companies may be subject to claims in the future from creditors of the subsidiary.

Subsidiaries have in the past and may in the future make dividends or distributions to their parent companies. During 2013, Bluegreen paid dividends totaling $47 million to its parent company, Woodbridge, and Woodbridge paid dividends totaling $23.9 million to BFC and $20.4 million to BBX Capital.  Dividend payments and other distributions by a subsidiary to its parent company may, in certain circumstances, be subject to claims made by creditors of the subsidiary which made the payment or distribution. Any such claim, if successful, may have a material adverse impact on the financial condition of the parent company against which the claim was brought.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse effect on BFC’s financial position and operating results.

The consolidated financial statements included in the periodic reports BFC files with the SEC, including this Annual Report on Form 10-K, are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the future value of goodwill and other intangible assets pursuant to applicable accounting guidance. BFC bases its estimates on historical experience and on various other assumptions that BFC believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, estimates, judgments and assumptions are inherently subject to change in the future. As a result, BFC's estimates, judgments and assumptions may prove to be incorrect and BFC's actual results may differ from these estimates under different assumptions or conditions. If any estimates, judgments or assumptions change in the future, or BFC's actual results differ from BFC's estimates or assumptions, BFC may be required to record additional expenses or impairment charges, which would be recorded as a charge against its earnings and could have a material adverse impact on its financial condition and operating results.

BFC’s investment in BBX Capital is subject to equity pricing risks.

BBX Capital's Class A Common Stock is currently listed for trading on the NYSE. Because BBX Capital is consolidated in BFC's financial statements, the decline in the market price of BBX Capital's Class A Common Stock would not impact BFC's consolidated financial statements. However, the market price of BFC's Class A Common Stock and Class B Common Stock, which is important to its valuation and ability to obtain equity or debt financing, would likely be adversely affected by a decline in the market price of BBX Capital's Class A Common Stock. The market price of BBX Capital's Class A Common Stock is subject to a number of factors, many of which may he beyond the control of BBX Capital, including general economic trends and conditions. In addition, BFC's control position with respect to BBX Capital may have an adverse effect on the market price of BBX Capital's Class A. Common Stock. If the currently proposed merger between BFC and BBX Capital is completed, BBX Capital's Class A Common Stock will no longer be publicly traded.

Certain members of BFC’s board of directors and certain of BFC's executive officers are also directors and executive officers of BBX Capital and directors of Bluegreen.

Alan B. Levan, BFC's Chairman and Chief Executive Officer, and John E. Abdo, BFC's Vice Chairman, are also directors and executive officers of BBX Capital and directors of Bluegreen. None of these individuals is obligated to allocate a specific amount of time to the management of BFC, and they may devote more time and attention to the operations of BFC's affiliates than they devote directly to BFC's operations. Each of Jarett S. Levan and Seth M. Wise, who serve as Executive Vice Presidents of BFC and as members of its board of directors, is an executive officer of BBX Capital, and Mr. Jarett Levan is also a member of BBX Capital's board of directors. Further, John K. Grelle serves as Executive Vice President and Chief Financial Officer of both BFC and BBX Capital.

Pending legal proceedings and the impact of any finding of liability or damages could adversely impact BFC and its financial condition and operating results.

BFC and its subsidiaries are subject to the pending legal proceedings described in "Item 3 - Legal Proceedings," including, but not limited to, the above-described appraisal rights litigation arising from the 2009 merger between BFC and Woodbridge Holdings Corporation and the SEC action against BBX Capital and its Chairman, as well as proceedings that may arise from time to time. While BFC believes that the parties to these proceedings have meritorious defenses in the pending legal actions, the ultimate outcomes of these matters are uncertain. Judgments against, or damages, fines or penalties imposed on, BFC, its subsidiaries or its officers or directors in these actions, as well as actions which BFC and its subsidiaries may face in the future, may have a material adverse impact on BFC's operating results and financial condition.

BFC and its subsidiaries are subject to environmental laws related to their real estate activities and the cost of compliance could adversely affect the businesses of BFC and its subsidiaries.

As current or previous owners or operators of real property, BFC and its subsidiaries may be liable under federal, state and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not BFC or its subsidiaries knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial.

RISKS RELATED TO BLUEGREEN

Bluegreen is subject to various risks and uncertainties relating to or arising out of the nature of its business and general business, economic, financing, legal and other factors or conditions that may affect Bluegreen. Moreover, Bluegreen operates in a very competitive, highly regulated and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to either predict all risk factors, or assess the impact of all risk factors on Bluegreen’s business or the extent to which any factor, or combination of factors, may affect Bluegreen’s business.

Bluegreen’s business and operations, including its ability to market VOIs, is subject to risks relating to general economic conditions and the availability of financing.

Bluegreen’s business has been adversely affected by unfavorable general economic and industry conditions, including high unemployment rates and job insecurity, declines in discretionary spending, housing values and availability of financing, and geopolitical conflicts. If recent recovery trends do not continue or economic conditions deteriorate, Bluegreen’s business and results may be adversely impacted, particularly if financing for Bluegreen or for its customers is unavailable or if changes in general economic conditions or other factors adversely affect Bluegreen’s customers’ ability to pay amounts owed under notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on Bluegreen’s business. In addition, Bluegreen's operations and results may be negatively impacted if Bluegreen is unable to update its business strategy over time and from time to time in response to changing market conditions and economic indicators.

The vacation ownership and hospitality industries are highly competitive, and Bluegreen may not be able to compete successfully.

Bluegreen competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen. Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Bluegreen also competes with numerous smaller owners and operators of vacation ownership resorts. Bluegreen's ability to remain competitive and to attract and retain customers depends on its customers' satisfaction with its products and services as well as on distinguishing the quality, value, and efficiency of its products and services from those offered by its competitors. Customer dissatisfaction with experiences at its resorts or otherwise as a member of the Bluegreen Vacation Club, including due to an inability to use points for desired stays, could result in negative publicity and/or a decrease in sales, or otherwise adversely impact Bluegreen's ability to successfully compete in the vacation ownership and hospitality industries. Bluegreen may not be able to timely and sufficiently identify and remediate the cause of customer dissatisfaction. Any of these events could materially and adversely impact Bluegreen's operating results and financial condition.

Bluegreen would incur substantial losses and Bluegreen’s liquidity position could be adversely impacted if the customers to whom Bluegreen provides financing default on their obligations.

Prior to December 15, 2008, Bluegreen did not perform credit checks on the purchasers of its VOIs in connection with Bluegreen’s financing of their purchases. Effective December 15, 2008, Bluegreen implemented a FICO® score-based credit underwriting program.  Bluegreen enhanced this credit underwriting program starting in January 2010. While Bluegreen’s loan portfolio originated after December 15, 2008 has to date experienced defaults at a lower rate than loans originated prior to that date, Bluegreen’s FICO® score-based underwriting standards may not continue to result in decreased default rates or otherwise result in the improved performance of Bluegreen’s notes receivable. Adverse conditions in the mortgage industry, including both credit sources, as well as, borrowers’ financial profiles, and other factors outside Bluegreen’s control may increase the default rates Bluegreen experiences or otherwise negatively impact the performance of its notes receivable. Although in many cases Bluegreen may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit Bluegreen’s ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, Bluegreen has generally not pursued such recourse against its customers. In the case of Bluegreen’s notes receivable secured by VOIs, if Bluegreen is unable to collect the defaulted amount due, Bluegreen traditionally has terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of Bluegreen’s remedy in the event of a default, Bluegreen cannot recover the marketing, selling and administrative costs associated with the original sale and such costs generally exceed the cash received by Bluegreen from the buyer at the time of the sale. In addition, Bluegreen will need to incur such costs again in order to resell the VOI.  If default rates for Bluegreen’s borrowers remain at current levels or increase, Bluegreen may be required to increase its provision for credit losses. In addition, it may cause buyers of, or lenders whose loans are secured by, Bluegreen’s VOI notes receivable to reduce the amount of availability or advance rates under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and Bluegreen may not be able to secure replacement or alternative financing on terms acceptable to Bluegreen, if at all, which would adversely affect Bluegreen’s earnings, financial position and liquidity.

Under the terms of Bluegreen’s pledged and receivable sale facilities, Bluegreen may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of Bluegreen’s securitization-type transactions require Bluegreen to repurchase or replace loans if Bluegreen breaches any of the representations and warranties Bluegreen made at the time Bluegreen sold the receivables.  These agreements also often include provisions that in the event of defaults or delinquencies by customers in excess of stated thresholds, or if other performance thresholds are not met, will require substantially all of Bluegreen’s cash flow from its retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from Bluegreen. In addition, Bluegreen guaranteed certain payments under the Legacy Securitization (described in further detail in Note 11 to the Consolidated Financial Statements). Substantially all of the timeshare receivables backing the notes subject to the Legacy Securitization were generated prior to December 15, 2008, when Bluegreen implemented its FICO® score-based credit underwriting program, and relate to loans to borrowers with FICO® scores below 600.

While Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that Bluegreen’s business and profitability will not otherwise continue to depend on its ability to obtain financing, which may not be available on favorable terms, or at all.

Bluegreen offers financing of up to 90% of the purchase price to purchasers of Bluegreen’s VOIs. However, Bluegreen incurs selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the down payment Bluegreen receives at the time of the sale. Accordingly, Bluegreen’s ability to borrow against or sell its notes receivable has historically been a critical factor in Bluegreen’s continued liquidity, and Bluegreen therefore has depended on funds from its credit facilities and securitization transactions to finance its operations. The disruption in the credit markets, which began in 2007, made obtaining additional and replacement external sources of liquidity more difficult and more costly. The number of banks and other finance companies willing to provide “warehouse” lines of credit for VOI receivables decreased, and the term securitization market was unavailable for an extended period of time. If Bluegreen’s pledged receivables facilities terminate or expire and Bluegreen is unable to extend them or replace them with comparable facilities, or if Bluegreen is unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, Bluegreen’s liquidity, cash flow and profitability would be materially and adversely affected.

In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been limited. In response to these conditions, during 2008, Bluegreen adopted initiatives, which included limiting sales and encouraging higher down payments on sales, in an attempt to conserve cash.  Bluegreen also has increased its focus on expanding its fee-based service business. However, there is no assurance that Bluegreen’s implementation of these initiatives will enhance its financial position or otherwise be successful. If these initiatives do not have their intended results, Bluegreen’s financial condition may be materially and adversely impacted.

Notwithstanding the initiatives implemented by Bluegreen since 2008 to improve its cash position, Bluegreen anticipates that it will continue to seek and use external sources of liquidity, including funds that Bluegreen obtains pursuant to additional borrowings under its existing credit facilities, under credit facilities that Bluegreen may obtain in the future, under securitizations in which Bluegreen may participate in the future or pursuant to other borrowing arrangements, to:

•	support Bluegreen’s operations and pay dividends;
•	finance the acquisition and development of VOI inventory or property and equipment;
•	finance a substantial percentage of Bluegreen’s sales; and
•	satisfy Bluegreen’s debt and other obligations.

Bluegreen’s ability to service or to refinance its indebtedness or to obtain additional financing (including its ability to consummate future term securitizations) depends on the credit markets and on its future performance, which is subject to a number of factors, including the success of Bluegreen’s business, results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions, the performance of Bluegreen’s receivables portfolio, and perceptions about the vacation ownership and real estate industries. Further, reputational and other risks to both the lender and to Bluegreen associated with the 2007 bankruptcy of Levitt and

Sons, LLC, a former wholly owned homebuilding subsidiary of Woodbridge, and the lawsuit brought by the SEC against BBX Capital and its Chairman, Alan B. Levan, who is also Chairman of Bluegreen’s board of directors and Chairman, Chief Executive Officer and President of BFC, may be considered by lenders in connection with both making and renewing extensions of credit.

As of December 31, 2013, Bluegreen had $7.4 million of indebtedness scheduled to become due during 2014. Historically, much of Bluegreen’s debt has been renewed or refinanced in the ordinary course of business. However, Bluegreen may not in the future be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance all or any portion of its outstanding debt. Any of these occurrences may have a material and adverse impact on Bluegreen’s liquidity and financial condition.

Bluegreen's indebtedness may impact its financial condition and results of operations, and the terms of Bluegreen's indebtedness may limit its activities.

Bluegreen's level of debt and debt service requirements have several important effects on Bluegreen's operations. Significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase Bluegreen's vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets generally. In addition, Bluegreen's leverage position increases its vulnerability to economic and competitive pressures and may limit funds available for acquisitions, working capital, capital expenditures, dividends, and other general corporate purposes. Further, the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen's indebtedness require Bluegreen to meet certain financial tests and restrict Bluegreen's ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments. If Bluegreen fails to comply with the terms of its debt instruments, such debt may become due and payable immediately, which would have a material adverse impact on Bluegreen's cash position and financial condition. Significant resources may be required to monitor Bluegreen's compliance with its debt instruments (from a quantitative and qualitative perspective), and such monitoring efforts may not be effective in all cases.

The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. In June 2013, Standard & Poor’s Rating Services raised Bluegreen’s credit rating to a ‘B’ from a ‘B-’with a “stable” outlook. If rating agencies were to downgrade Bluegreen’s corporate credit ratings, Bluegreen’s ability to raise funds on favorable terms, or at all, and Bluegreen’s liquidity, financial condition and results of operations could be adversely impacted. In addition, if rating agencies downgraded their original ratings on certain bond classes in Bluegreen’s securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and Bluegreen’s ability to sell future bonds on favorable terms or at all. While Bluegreen is not currently aware of any reasonably likely downgrades to its corporate credit rating or the ratings of bond classes in its securitizations, such ratings changes can occur without advance notice.

Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently, and Bluegreen’s marketing expenses may increase.

Bluegreen competes for customers with hotel and resort properties and other vacation ownership resorts. The identification of sales prospects and leads, and the marketing of Bluegreen’s products and services to them are essential to its success.  Bluegreen has incurred and will continue to incur the expenses associated with marketing programs in advance of closing sales to the leads that Bluegreen identifies. If Bluegreen’s lead identification and marketing efforts do not yield enough leads or Bluegreen is unable to successfully convert sales leads to sales, Bluegreen may be unable to recover the expense of its marketing programs and systems and its business, operating results and financial conditions would be adversely affected. In addition, Bluegreen has in past years made a significant percentage of its sales to existing owners, which typically carry a relatively lower marketing cost. However, Bluegreen is currently focusing its marketing efforts on selling to new customers, which has increased and is expected to continue to increase Bluegreen’s sales and marketing expenses as compared to periods of increased sales to existing customers.  If Bluegreen is not successful in offsetting the cost increase with greater sales revenue, Bluegreen’s operating results and financial condition would be adversely impacted by such change. In addition, Bluegreen's marketing efforts are subject to the risk of changing consumer behavior. Changes in consumer behavior may adversely impact the effectiveness of marketing efforts and strategies which Bluegreen has in place, and Bluegreen may not be able to timely respond to such changes.

Bluegreen generates a significant portion of its new sales prospects and leads through its arrangements with various third parties, including Bass Pro and Choice Hotels.  If these arrangements do not generate a sufficient number of leads or are terminated or limited and not replaced by other sources of sales prospects and leads, Bluegreen may not be able to maintain its current sales levels or achieve its goals relating to the percentage of sales to new customers. This would adversely impact Bluegreen’s operating results and financial condition.

Bluegreen may not be successful in increasing or expanding its “capital-light” business relationships and activities, including fee based, sales and marketing, just-in-time VOI arrangements, and Secondary Market Sales activities, and such activities may not be profitable, which may have an adverse impact on Bluegreen’s results of operations and financial condition.

In July 2009, Bluegreen began offering fee-based marketing, sales, resort management and other services to third-party developers. During 2012 and 2013, Bluegreen continued to expand its capital-light business strategy, which Bluegreen believes enables it to leverage its expertise in sales and marketing, resort management, mortgage servicing, construction management and title services.  Bluegreen currently intends for its capital-light business activities to become an increasing portion of its business over time as such activities generally produce positive cash flow and typically require less capital investment than Bluegreen’s traditional vacation ownership business. Bluegreen has attempted to structure these activities to cover its costs and generate a profit. However, Bluegreen’s capital-light business strategy remains relatively new and Bluegreen has limited experience in its operation. In addition, while Bluegreen’s fee-based marketing and sales services do not require Bluegreen to use its receivable credit facility capacity, Bluegreen’s clients typically have to maintain their own receivable-backed credit facilities. Should Bluegreen’s clients not be able to maintain their facilities, Bluegreen’s fee based marketing and sales business could be materially adversely impacted. Sales of third party developers' VOIs must generate sufficient cash to comply with the terms of the developers' financing obligations as well as to pay the fees or commissions due Bluegreen. The third party developers may not be able to obtain or maintain financing necessary for its operations, which could impact Bluegreen's ability to sell the developers' inventory. While Bluegreen could attempt to structure other arrangements, including just-in-time arrangements, where Bluegreen would utilize its receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to Bluegreen. Bluegreen commenced its “capital-light” activities largely during the recession in response to poor economic conditions and Bluegreen’s fee-based and other capital-light business activities in the future may be adversely impacted by changes in economic conditions.   While Bluegreen performs fee-based sales and marketing services, Bluegreen sells VOIs in a resort developed by a third party as an interest in the Bluegreen Vacation Club. This subjects Bluegreen to a number of risks typically associated with selling products developed by others under its own brand name, including litigation risks. Additionally, demand for the third party resorts may be below Bluegreen’s expectations and the third party developers may not satisfy their obligations.

During 2012 and 2013, Bluegreen began selling VOI inventory in connection with a new category of sales requiring low levels of capital deployment whereby Bluegreen acquires VOI inventory from its resorts’ POAs on a non-committed basis, in close proximity to the timing of when Bluegreen intends to sell such VOIs. VOIs purchased from POAs are typically obtained by the POAs, generally through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a significant discount. While Bluegreen intends to increase its Secondary Market Sales efforts in the future, Bluegreen may not be successful in doing so, and in any event these efforts may not result in Bluegreen achieving improved results.

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if Bluegreen’s customers are not satisfied with the networks in which Bluegreen participates or Bluegreen’s strategic alliances.

Bluegreen believes that its participation in exchange networks and other strategic alliances and its Traveler Plus™ program make ownership of Bluegreen VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at Bluegreen resorts.  A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at over 4,000 participating resorts, based upon availability and the payment of a variable exchange fee. During 2013, approximately 9% of Bluegreen owners utilized the RCI exchange network for an exchange of two or more nights.  Bluegreen also entered into strategic alliance agreements with Choice Hotels in January 2013.  Subject to the terms and conditions of the agreements, including specified timelines and payments to be made by Bluegreen to Choice Hotels, certain of Bluegreen’s resorts will be branded as part of Choice Hotels Ascend Resort Collection™ and Ascend Hotel Collection®. In addition, Bluegreen’s Traveler Plus™ members have the ability to convert their Bluegreen Vacation Club points into Choice Privileges® points which can be used for stays at participating Choice Hotels or may convert their Bluegreen Vacation Club points to stay at Ascend Collection hotels. In addition, all Bluegreen Vacation Club members may convert their Bluegreen Vacation Club points for Choice Privileges® points for a fee. Bluegreen Vacation Club members, for an additional annual fee, may also participate in the Bluegreen Traveler Plus™ program, which allows them to use their points for a variety of hotel stays, RV site stays within the “Coast to Coast" network, or various cruise vacations.  Also, for a nominal fee, Bluegreen Vacation Club owners who purchased or upgraded their VOI since July 1, 2007 and participate in the Bluegreen Traveler Plus™ program, have the ability to use their vacation points to reserve accommodations in 36 additional resort locations through Direct Exchange.  Bluegreen may not be able or desire to continue to participate in the RCI or Direct Exchange networks at some point in the future. In addition, these networks and Bluegreen’s Traveler Plus™ program may not continue to operate effectively, and Bluegreen’s customers may not continue to be satisfied with them. Further, Bluegreen’s relationship with Choice Hotels may not be well received by Bluegreen’s customers or otherwise result in the benefits Bluegreen expects to derive from the relationship.  In addition, Bluegreen may not be successful in identifying or entering into new strategic relationships in the future.  If any of these events should occur, Bluegreen’s results of operations and financial condition may be materially and adversely impacted.

The resale market for VOIs could adversely affect Bluegreen’s business.

Based on Bluegreen’s experience at its resorts and at destination resorts owned by third parties, Bluegreen believes that resales of VOIs in the secondary market generally are made at net sales prices below the original customer purchase prices. The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase of a VOI may be less attractive to prospective buyers and buyers who seek to resell their VOIs compete with Bluegreen’s efforts to sell VOIs. While VOI resale clearing houses or brokers currently do not have a material impact on Bluegreen’s business, the availability of resale VOIs at lower prices, particularly if an organized and liquid secondary market develops, could adversely affect Bluegreen sales prices and the number of sales Bluegreen can close, which in turn would adversely affect Bluegreen’s business and results of operations.

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

The adverse trends experienced in the real estate market beginning in 2007 exerted pressure upon Bluegreen, and have had, and may continue to have, an adverse impact on Bluegreen’s operations. Further, while general economic trends have recently shown signs of improvement, a deterioration in general economic conditions or continued adverse conditions in the real estate market would have a material adverse effect on Bluegreen’s business.

To the extent Bluegreen decides to acquire more real estate inventory in the future, the availability of land for development of resort properties at favorable prices at that time will be critical to Bluegreen’s profitability and the ability to cover its significant selling, general and administrative expenses, cost of capital and other expenses. If Bluegreen is unable to acquire such land or resort properties at a favorable cost, Bluegreen’s results of operations may be materially, adversely impacted. While Bluegreen believes that the property Bluegreen has purchased at its adjusted carrying amounts will generate appropriate margins, land prices remain significantly below historical levels, and the projects  Bluegreen acquired prior to or during the recent economic downturn may have been purchased at higher price levels than available in the current market.

The profitability of Bluegreen’s real estate development activities is also impacted by the cost of construction materials and services. Should the cost of construction materials and services rise, the ultimate cost of Bluegreen’s future resorts inventory when developed could increase and have a material, adverse impact on Bluegreen’s results of operations.

Adverse outcomes in legal or other regulatory procedures, including claims for development-related defects, could adversely affect Bluegreen’s financial condition and operating results.

In the ordinary course of business, Bluegreen is subject to litigation, legal and regulatory proceedings, which result in significant expenses relating to legal and other professional fees. In addition, litigation is inherently uncertain, and adverse outcomes in the litigation and other proceedings to which Bluegreen is subject could adversely affect its financial condition and operating results.

Bluegreen engages third-party contractors to construct its resorts.  Bluegreen also historically engaged third-party contractors to develop the communities within its former Bluegreen Communities business. However, Bluegreen’s customers may assert claims against Bluegreen for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future.  Bluegreen could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable. In addition, liabilities related to Bluegreen Communities that were not assumed by Southstar in connection with its purchase of substantially all of the assets which comprised Bluegreen Communities on May 4, 2012, including those relating to Bluegreen Communities’ operations prior to the closing of the transaction, remain Bluegreen’s responsibility. See “Item 3 - Legal Proceedings” for a description of currently pending legal matters with respect to Bluegreen. A significant number of claims for development-related defects could adversely affect Bluegreen’s liquidity, financial condition and operating results.

Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of Bluegreen’s tax returns or those of Bluegreen’s subsidiaries may have a material and adverse impact on Bluegreen’s financial condition.

The federal government and the states and local jurisdictions in which Bluegreen operates have enacted extensive regulations that affect the manner in which Bluegreen markets and sells VOIs and conducts its other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs. Many states, including Florida and South Carolina, where some of Bluegreen resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Time Sharing Transaction Procedures Act. Most states also have other laws that regulate Bluegreen’s activities, such as timeshare project registration laws, real estate licensure laws, mortgage licensure laws, sellers of travel licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and consumer credit laws. Bluegreen's management of, and dealings with, POAs, including Bluegreen's purchase of defaulted inventory from POAs in connection with its Secondary Market Sales, is also subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making, and the imposition of maintenance assessments.

Bluegreen currently is authorized to market and sell VOIs in all states in which its operations are currently conducted. If Bluegreen’s agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew Bluegreen’s licenses, render Bluegreen’s sales contracts void or voidable, or impose fines on Bluegreen based on past activities.

In addition, the federal government and the states and local jurisdictions in which Bluegreen conducts business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “Do Not Call” list. The regulations have impacted Bluegreen’s marketing of VOIs, and Bluegreen has taken steps in an attempt to decrease its dependence on restricted calls. However, these steps have increased and are expected to continue to increase Bluegreen’s marketing costs.  Bluegreen cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on Bluegreen’s marketing strategies and results. Further, from time to time, complaints are filed against Bluegreen by individuals claiming that they received calls in violation of applicable regulations.

Currently, most states have taxed VOIs as real estate, imposing property taxes that are billed to the respective POAs that maintain the related resorts and have not sought to impose sales tax upon the sale of the VOI or accommodations tax upon the use of the VOI. From time to time, however, various states have attempted to promulgate new laws or apply existing laws impacting the taxation of VOIs to require that sales or accommodations taxes be collected. Should new state or local laws be implemented or interpreted to impose sales or accommodations taxes on VOIs, Bluegreen’s business could be materially adversely affected.

From time to time, consumers file complaints against Bluegreen in the ordinary course of Bluegreen’s business.  Bluegreen could be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding its activities. Bluegreen may not remain in material compliance with all applicable federal, state and local laws and regulations, and violations of applicable laws may have adverse implications on Bluegreen, including negative public relations, potential litigation and regulatory sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on Bluegreen’s results of operations, liquidity or financial position.

In addition, VOIs may in the future be deemed to be securities under federal or state law and therefore subject to applicable securities regulation, which could have a material adverse effect on Bluegreen due to, among other things, the cost of compliance with such regulations.

Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s financial condition and operating results.

Under various federal, state and local laws, ordinances and regulations, as well as common law,  Bluegreen may be liable for the costs of removal or remediation of certain hazardous or toxic substances, including mold, located on, in or emanating from property that  Bluegreen owns, leases or operates, as well as related costs of investigation and property damage at such property. These laws often impose liability without regard to whether Bluegreen knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect Bluegreen’s ability to sell or lease its property or to borrow money using such property or receivables generated from the sale of such property as collateral. Noncompliance with environmental, health or safety requirements may require Bluegreen to cease or alter operations at one or more of its properties. Further, Bluegreen may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of Bluegreen’s properties.

A failure to maintain the integrity of internal or customer data could result in damage to Bluegreen's reputation and/or subject Bluegreen to costs, fines, or lawsuits.

Bluegreen's operations and activities require the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of Bluegreen's customers and employees. The integrity and protection of that customer, employee and company data is critical to Bluegreen. If that data is inaccurate or incomplete, Bluegreen could make faulty decisions. Bluegreen's customers and employees also have a high expectation that Bluegreen will adequately protect their personal information. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Bluegreen's systems may not be able to satisfy these changing requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data all threaten Bluegreen's information systems and records. Bluegreen's reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A significant theft, loss, or fraudulent use of customer, employee, or company data could adversely impact Bluegreen's reputation and could result in remedial and other expenses, fines, or litigation.

A failure to keep pace with developments in technology could impair Bluegreen's operations or competitive position.

The nature of vacation ownership and hospitality industries requires the utilization of sophisticated technology and systems, including technology utilized for sales and marketing, mortgage servicing, property management, brand assurance and compliance, and reservation systems. These technologies require continuous updating and refinements, including as may be required to remain competitive and to comply with the legal requirements such as privacy regulations and requirements established by third parties. Bluegreen is in the process of updating its information technology platform, which has required, and is likely to continue to require, significant capital expenditures. Bluegreen's older systems which have not yet been updated may increase the risk of operational inefficiencies, financial loss and non-compliance with applicable legal and regulatory requirements and Bluegreen may not be successful in updating such systems in the time frame or at the cost anticipated. Further, as a result of the rapidly changing technological environment, new systems which Bluegreen has put in place or expects to put in place in the near term may become outdated requiring new technology, and Bluegreen may not be able to replace those systems as quickly as its competition or within budgeted costs and time frames. Further, Bluegreen may not achieve the benefits that may have been anticipated from any new technology or system.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on Bluegreen’s operating results and financial condition.

Consolidated financial statements prepared in accordance with GAAP involve making estimates, judgments and assumptions. These estimates, judgments and assumptions include, but are not limited to, those related to future cash flows, which in turn are based upon expectations of future performance given current and projected forecasts of the economy in general and the real estate markets. If any estimates, judgments or assumptions change in the future, including in the event the adverse conditions in the real estate market continue for longer than expected or deteriorate further or if Bluegreen’s performance does not otherwise meet its expectations, Bluegreen may be required to record impairment charges against its earnings, which could have a material adverse impact on its operating results and financial condition. In addition, GAAP requirements as to how certain estimates are made may result, for example, in asset valuations which ultimately would not be realized if Bluegreen were to attempt to sell the asset.

The loss of the services of Bluegreen’s key management and personnel could adversely affect its business.

Bluegreen’s ability to successfully implement its business strategy will depend on its ability to attract and retain experienced and knowledgeable management and other professional staff, and Bluegreen may not be successful in doing so. If Bluegreen's efforts to retain and attract key management and other personnel are unsuccessful, Bluegreen's business, prospects, results of operations and financial condition may be materially and adversely impacted.

RISKS RELATED TO BBX CAPITAL

BBX Capital is a separate public company. The following discussion was included or is derived from disclosures contained in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2013, which was prepared by BBX Capital’s management and describes the risks that BBX Capital’s management currently believes to be material to BBX Capital’s operations.  References to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries and are not references to BFC or Bluegreen.

Our business and operations and the mix of our assets significantly changed as a result of the sale of BankAtlantic to BB&T during July 2012, and our financial condition and results of operations depend on the monetization of our assets at or near their current book values and our results of operations will vary depending upon the timing of such monetization and the success of any investment of available funds.

As a result of the BB&T Transaction, BBX Capital’s business and operations significantly changed from its business and operations prior to the sale of BankAtlantic.  As a consequence, BBX Capital’s financial condition and results of operations will be dependent in the near term, on its ability to successfully manage and monetize the assets currently held by BBX Partners, Inc. (“BBX Partners”), which held approximately $13.5 million of loans and foreclosed real estate as of December 31, 2013, the assets currently held by CAM, and the assets held in FAR, as well as on the cash flow BBX Capital receives based on its interest in FAR.  Additionally, because a majority of FAR’s assets are serviced by a third party servicer, BBX Capital is also dependent on the ability and efforts of such servicer to efficiently manage and monetize the assets.  Further, nonaccrual loans and real estate may not be easily salable in the event BBX Capital decides to liquidate an asset through a sale transaction.  BBX Capital’s financial condition and results of operations will be dependent in the longer term on these factors as well as its ability to successfully invest these cash flows.  If the assets held in CAM and BBX Partners and the assets held in FAR are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, BBX Capital’s financial condition and results of operations would be adversely affected, and its ability to successfully pursue its business goals could be adversely affected.  Because a majority of these assets do not generate income on a regular basis, BBX Capital does not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate.  Accordingly, BBX Capital expects its revenues and results of operations to vary significantly on a quarterly basis and from year to year.

Our substantial investment in Woodbridge and our indirect interest in Bluegreen exposes us to the risks associated with Bluegreen and the vacation ownership industry.

As previously described, we invested $71.75 million in Woodbridge during April 2013 in exchange for a 46% equity interest in Woodbridge. Woodbridge owns all of the shares of Bluegreen’s common stock  which constitute Woodbridge’s primary asset.  While Woodbridge and Bluegreen are not consolidated into our financial statements, our investment in Woodbridge is significant and our operating results and financial condition, including our liquidity, is dependent in part on Bluegreen’s performance and its ability to pay dividends. Bluegreen is subject to various risks and uncertainties which may impact its business and results, including, but not limited to, the following:

•

Bluegreen’s business and operations, including its ability to market VOIs, is subject to general economic conditions and risks generally associated with the real estate market and real estate development, including those discussed in the risk factor captioned “Investments in real estate developments directly or through joint ventures expose us to market and economic risks inherent in the real estate construction and development industry”;

•	Bluegreen operates in a very competitive and rapidly changing environment, and Bluegreen may not be able to compete successfully;
•

Bluegreen is subject to credit risk, including lost principal and interest, disruption to cash flows, and increased collection costs, with respect to its notes receivable, including on financing provided to purchasers of its VOIs;

•

Bluegreen’s business may be dependent on its ability to obtain financing, which may not be available on acceptable terms or at all, and Bluegreen’s business may be adversely impacted if its customers are unable to obtain financing;

•

Bluegreen’s indebtedness may impact its financial condition and results of operations, and the terms of Bluegreen’s indebtedness may limit its activities or its ability to take certain actions, including its ability to pay dividends;

•

Bluegreen’s marketing expenses may increase and Bluegreen may not be successful in maintaining and/or extending its marketing relationships or otherwise marketing its products and services successfully and efficiently;

•

Part of Bluegreen’s business involves fee-based services and other activities aimed at producing positive cash flow while generally requiring less capital investment than Bluegreen’s traditional vacation ownership business, Bluegreen may not be successful in expanding its fee-based services and other “capital-light” services, and such services and activities may not be viable in different economic conditions or otherwise be profitable;

•	Risks relating to litigation and regulatory proceedings to which Bluegreen is. or from time to time may become, subject; and
•	Risks relating to Bluegreen’s ability to comply with applicable law, as well as changes to laws, rules and regulations affecting Bluegreen and its business.

For more detailed information regarding the risks set forth above and other risks which Bluegreen faces, see “Risk Factors – Risks Related to Bluegreen” above..

During 2013, BBX Capital received dividends totaling $20.4 million from Woodbridge following its receipt of dividends from Bluegreen.  As indicated above, Bluegreen’s debt instruments contain restrictions on its ability to pay dividends.  In addition, dividend payments by Bluegreen are subject to declaration by Bluegreen’s board of directors, and subsequent dividends by Woodbridge are subject to the approval of the board of directors of BFC as well as BBX Capital’s board of directors.  Dividend decisions outside of our control may not be made in our best interest. If Bluegreen is unable to pay dividends or Bluegreen or Woodbridge does not otherwise pay dividends, BBX Capital’s liquidity would be materially and adversely impacted.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” for additional information.

Our future acquisitions may reduce earnings, require us to obtain additional financing and expose us to additional risks.

Our business strategy includes investments in or acquisitions of operating companies, such as our recent acquisitions of Renin Corp. and Hoffman’s. Some of these investments and acquisitions may be material. While we will seek investments and acquisitions primarily in companies that provide opportunities for growth, we may not be successful in identifying these opportunities. Investments or acquisitions that we complete may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long time period, thus causing our results of operations to vary significantly on a quarterly basis and from year to year. Acquisitions may expose us to additional risks and may have a material adverse effect on our results of operations.   As part of our business strategy, we expect to continue to review acquisition prospects that would complement our existing business, or that might otherwise offer growth opportunities.  Acquisitions entail numerous risks, including:

•	Difficulties in assimilating acquired management and operations;
•	Risks associated with achieving profitability,
•	The incurrence of significant due diligence expenses relating to acquisitions that are not completed,
•	Unforeseen expenses,
•	Risks associated with entering new markets in which we have no or limited prior experience,
•	The potential loss of key employees of acquired organizations, and
•	Risks associated with transferred assets and liabilities.

We may not be able to acquire or profitably manage additional businesses, or to integrate successfully any acquired businesses, including Renin and Hoffman’s, without substantial costs, delays or other operational or financial difficulties.  Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

If we require additional financing in the future, the financing may not be available when needed or on favorable terms, if at all. Additionally, we do not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation.

We plan to conduct some of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we may be adversely impacted by a joint venture partners’' failure to fulfill its obligations.

By using joint ventures, we can reduce the amount we invest in real estate properties. However, our joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the joint ventures and their properties, we may be required to provide financial support. If joint venture partners do not perform on their obligations, we may incur significant expenditures which may have an adverse effect on our operating results or financial condition.

.

Investments in real estate developments directly or through joint ventures expose us to market and economic risks inherent in the real estate construction and development industry.

The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control.  The success of our real estate development investments is dependent on many factors, including:

•	Demand for or oversupply of new homes, rental apartments and commercial real estate;
•	Demand for commercial real estate tenants;
•	Real estate market values;
•	Changes in capitalization rates impacting real estate values;
•	Inventory of foreclosed homes negatively impacting selling prices;
•	Availability and reasonable pricing of skilled labor;
•	Availability and reasonable pricing of construction materials such as lumber, framing, concrete and other building materials;
•	Changes in laws and regulations for new construction and land entitlements involving environmental and zoning laws and regulations;
•	Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;
•	Availability and cost of mortgage financing for potential purchasers;
•	Mortgage loan interest rates;
•	Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property; and
•	Construction defects and product liability claims.

Any of these factors could give rise to delays in the start or completion of, or increase the cost of developing a project, or could result in reduced prices and values for our developments.

The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.

The deterioration in prior periods of economic conditions in the Florida residential real estate market, including the cumulative decline in median home prices in all major metropolitan areas in Florida, and the downturn in the Florida commercial real estate market, resulted in substantial non-performing loans and provision for loan losses during prior periods. The loans retained by us through CAM and FAR in the BB&T Transaction were primarily in the Florida market, and adverse changes to the Florida economy or the real estate market may negatively impact our earnings and financial condition.

Our loan portfolio is concentrated in loans secured by real estate, a majority of which are located in Florida, which makes us susceptible to credit losses from downturns in the real estate market.

Conditions in the United States real estate market deteriorated significantly beginning in 2007, particularly in Florida. Our loan portfolio is concentrated in commercial real estate loans (most of which are located in Florida), residential mortgages (nationwide), and consumer home-equity loans (mainly in Florida). We have a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the Florida real estate markets. At December 31, 2013, approximately 80% of BBX Capital’s loan portfolio based on book value was located in Florida.

An increase in our allowance for loan losses will result in reduced earnings.

We are exposed to the risk that our borrowers will be unable to repay their loans according to their terms and that any collateral securing the payment of these loans will not be sufficient to assure full repayment. Management evaluates the collectability of the loan portfolio and provides an allowance for loan losses that it believes is adequate based upon such factors as:

•	the risk characteristics of various classifications of loans;
•	previous loan loss experience;
•	specific loans that have probable loss potential;
•	delinquency trends;
•	estimated fair value of the collateral; and
•	current economic conditions.

Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in our loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect our ability to estimate the losses which may be incurred in the loan portfolio. If such evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, or if perceived adverse trends require us to significantly increase our allowance for loan losses in the future, the Company’s earnings could be significantly and adversely affected.

Non-performing loans take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2013, our non-performing loans totaled approximately $63.2 million or 49% of our total loan portfolio. Our non-performing loans adversely affect our net income through foreclosure costs, operating expenses and taxes. Until we monetize these loans, we expect to continue to incur additional losses relating to these non-performing loans. We record interest income on non-performing loans on a cash basis. When we receive the collateral in foreclosures or similar proceedings, we are required to mark the related collateral to the then fair market value, generally based on appraisals of the property obtained by us. These loans also increase our risk profile, and increases in the level of non-performing loans adversely affect our results of operations and financial condition. While we seek to manage nonperforming loans, decreases in the value of these loans or deterioration in the financial condition of our borrowers, which is often impacted by economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing loans requires significant commitments of management time.

FAR’s consumer loan portfolio is concentrated in home equity loans collateralized by properties located in South Florida.

The decline in residential real estate prices and higher unemployment throughout Florida over the past several years has resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to adverse conditions in the economy and real estate markets, financial institutions and other lenders have tightened underwriting standards which has limited the ability of borrowers to refinance. These conditions have adversely impacted delinquencies and credit loss trends for home equity loan portfolios. The majority of FAR’s home equity loans are residential second mortgages that exhibit higher loss severity than residential first mortgages. If home prices decline, FAR may experience higher credit losses from this loan portfolio. Since the collateral for this portfolio consists primarily of second mortgages, it is unlikely that FAR will be successful in recovering all or any portion of its loan proceeds in the event of a default unless FAR is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.

The cost and outcome of pending legal proceedings may impact the Company’s results of operations.

The Company is involved in ongoing litigation which has resulted in significant selling, general and administrative expenses relating to legal and other professional fees. Pending proceedings include litigation brought by the SEC, litigation arising out of workouts and foreclosures, and legal proceedings associated with BankAtlantic’s tax certificate business. While, based on current information, we believe that we have meritorious defenses in these proceedings, we anticipate continued elevated legal and related costs in connection with the actions, and the ultimate outcomes of the matters are uncertain.

Adverse market conditions may affect our business and results of operations.

Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing and commercial real estate markets and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past years, with falling home prices and increasing foreclosures and unemployment, negatively impacted the credit performance of our loans and resulted in significant asset impairments. While we believe that real estate markets and general economic conditions have shown signs of improvement during the past year, further negative market and economic developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, and may impact charge-offs and provisions for loan losses. A worsening of conditions would likely exacerbate the adverse effects of these difficult market conditions.

Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.

Our business, the primary source of repayment for loans and the real estate collateralizing loans and real estate acquired through foreclosure settlements with borrowers are primarily concentrated in Florida. As a result, we are exposed to geographic risks, as high unemployment rates, declines in the housing industry and declines in the real estate market have generally been more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a negative impact on our revenues, financial condition and business. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans, adversely impact the value of any collateral securing loans and our portfolio of real estate (both held for sale and held for investment), or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

Renin sales are concentrated with two significant customers.

A significant amount of Renin sales are to big-box home centers.  These home centers in many instances have significant negotiating leverage with their vendors, and are able to affect the prices Renin receives for its products and the terms and conditions on which Renin conducts its business with them.  These home centers may also reduce the number of vendors they purchase from or make significant changes in their volume of purchases. Although homebuilders, dealers and other retailers represent other channels of distribution for Renin’s products, the loss of a home center customer or reduced sales volume from any of these home centers would have a material adverse effect on Renin’s business.

A significant portion of Renin’s business relies on home improvement and new home construction activity, both of which are cyclical and outside of management’s control.

A significant portion of Renin business in Canada and the United States is dependent on the levels of home improvement activity, including spending on repair and remodeling projects, and new home construction activity. Macroeconomic conditions including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, interest rates, regulatory initiatives, and the availability of home equity loans and mortgage financing  affect both  discretionary spending on home improvement projects as well as new home construction activity. Adverse changes in these factors or uncertainty regarding these macroeconomic conditions could result in a decline in spending on home improvement projects and a decline in demand for new home construction, both of which could adversely affect Renin’s results of operations.

Renin’s operating results would be negatively impacted if it experiences increased commodity costs or a limited availability of commodities.

Renin purchases various commodities to manufacture its products, including steel, aluminum and mirror. Fluctuations in the availability and prices of these commodities could increase the cost to manufacture Renin’s products. Further, increases in energy costs could increase Renin’s production costs as well as its transportation costs, each of which could negatively affect Renin’s operating results. Renin’s existing arrangements with customers, competitive considerations and the relative negotiating power and resistance of Renin’s home center customers to price increases make it difficult for Renin to increase selling prices to absorb increased production costs. If Renin is not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset any increased commodity and production costs, its operating results could be negatively impacted.

Unexpected events, such as natural disasters, severe weather and terrorist activities may disrupt Renin’s operations and increase its production costs.

The occurrence of one or more unexpected events, including tsunamis, hurricanes, earthquakes, floods and other forms of severe weather or terrorist activities in countries or regions in which Renin’s suppliers are located could adversely affect Renin’s operations and financial performance. Natural disasters, acts or threats of war or terrorism, or other unexpected events could result in temporary or long-term disruption in the delivery or supply of necessary raw materials and component products from Renin’s suppliers, which would disrupt Renin’s production capabilities and likely increase its cost of doing business.

Market demand for Hoffman’s products could decline.

Hoffman’s operates in highly competitive markets and competes with larger companies that have greater resources.  Hoffman’s continued success is impacted by many factors, including the following:

• Effective retail execution;
• Appropriate advertising campaigns and marketing programs,
• Adequate supply of commodities at a reasonable cost,
• Oversight of product safety,
• Response to changes in consumer preferences and tastes; and
• Changes in consumer health concerns, including obesity and the consumption of certain ingredients.

A decline in market demand for Hoffman’s products could negatively affect its operating results.

Our financial performance may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.

Our ability to fund operations and investment opportunities may depend on our ability to raise capital in the secondary markets and on our ability to monetize our portfolio of non-performing loans. Our ability to raise additional capital will depend on, among other things, conditions in the financial markets at the time, which are outside of our control, as well as litigation and our financial condition, results of operations and prospects. The failure to obtain capital in amounts needed to fund operations or anticipated investments may have a material adverse effect on our results of operation and financial condition.

We are controlled by BFC Financial Corporation and its controlling shareholders and this control position may adversely affect the market price of the Company’s Class A Common Stock.

BFC currently owns 8,133,353 shares of our Class A Common Stock representing approximately 52% of the outstanding shares of such stock and all 195,045 outstanding shares of our Class B Common Stock representing approximately 72% of our total voting power. Additionally, Alan B. Levan, Chairman and Chief Executive Officer of BBX Capital and Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, Vice Chairman of

BBX Capital and BFC, collectively beneficially own shares of BFC’s Class A Common Stock and Class B Common Stock representing approximately 71% of BFC’s total voting power. BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control BBX Capital, elect BBX Capital’s board of directors and significantly influence the outcome of any shareholder vote. This control position may have an adverse effect on the market price of our Class A Common Stock.

BFC can reduce its economic interest in us and still maintain voting control.

Our Class A Common Stock and Class B Common Stock generally vote together as a single class, with the Class A Common Stock possessing a fixed 53% of the aggregate voting power of the Company, and the Class B Common Stock possessing a fixed 47% of such aggregate voting power. The Company’s Class B Common Stock currently represents less than 1% of the Company’s total common equity and 47% of the Company’s total voting power. As a result, the voting power of the Company’s Class B Common Stock does not bear a direct relationship to the economic interest represented by the shares.

Any issuance of shares of Class A Common Stock will further dilute the relative economic interest of the Class B Common Stock, but will not decrease the voting power represented by the Class B Common Stock. Further, our Restated Articles of Incorporation provide that these relative voting percentages will remain fixed until such time as BFC and its affiliates own less than 97,253 shares of the Class B Common Stock, which is approximately 50% of the number of shares of Class B Common Stock that BFC now owns, even if additional shares of Class A Common Stock are issued. Therefore, BFC may sell up to approximately 50% of its shares of Class B Common Stock (after converting those shares to shares of Class A Common Stock), and significantly reduce its economic interest in us, while still maintaining its voting power. If BFC were to take this action, it would widen the disparity between the equity interest represented by the Class B Common Stock and its voting power. Any conversion of shares of Class B Common Stock into shares of Class A Common Stock would further dilute the voting interests of the holders of the Class A Common Stock.

Provisions in our Restated Articles of Incorporation and Amended and Restated Bylaws, and our recently adopted shareholder rights plan, may make it difficult for a third party to acquire us and could depress the price of our Class A Common Stock.

Our Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that could delay, defer or prevent a change of control of the Company or its management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our Class A Common Stock. These provisions include:

•	the provisions in the Restated Articles of Incorporation regarding the voting rights of Class B Common Stock;
•

the authority of the board of directors to issue additional shares of common or preferred stock and to fix the relative rights and preferences of the preferred stock without additional shareholder approval; and

•	advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

In addition, on February 7, 2013, the Company adopted a shareholder rights plan which is designed to preserve certain tax benefits available to the Company. However, because the rights plan provides a deterrent to investors from acquiring a 5% or greater ownership interest in Class A Common Stock, it may have an anti-takeover effect.

The loss of key personnel or the failure to attract and retain highly qualified personnel could adversely affect our operations.

Our performance is largely dependent on the talents and efforts of skilled individuals. Our business operations could be adversely affected if we are unable to retain and motivate our existing employees and attract new employees as needed. In addition, as previously described, the SEC has filed a lawsuit against the Chairman and Chief Executive Officer, Alan B. Levan, alleging violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Levan. While we believe that the Company and Mr. Levan fully complied with applicable law, the outcome of this litigation is uncertain. In the event Mr. Levan is restricted from serving, or is otherwise unable to serve, as an executive officer and/or director of BBX Capital, BBX Capital and its business, as well as the businesses of its subsidiaries, may be adversely impacted. However, the Company believes that any such adverse impact would be mitigated by the continuation of service of other executive officers, including Mr. Abdo, who serves as a director and Vice Chairman of the Company and Jarett Levan, President, who previously served as President and CEO of BankAtlantic.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The principal executive offices of BFC and BBX Capital are located at 401 East Las Olas Boulevard, Suite 800, Fort Lauderdale, Florida, 33301.  BBX Capital leases the space pursuant to an office lease with a term of 66 months and an expiration date of June 1, 2018.  BBX Capital has the right to renew the lease for two additional terms of five years commencing on the expiration date. BFC subleases certain of the office space from BBX Capital pursuant to an agreement where BFC reimburses BBX Capital for the costs associated with such space.

Bluegreen’s principal executive office is located in Boca Raton, Florida in approximately 158,838 square feet of leased space. At December 31, 2013, Bluegreen also maintained sales offices at 24 of its resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana. For a description of Bluegreen’s resort properties, please see “Item 1 Business —Products and Services – Vacation Ownership”.

Renin and its subsidiaries lease their executive offices located at 110 Walker Drive, Brampton, Ontario.  The office lease expiration date is December 31, 2015.  Renin leases its three manufacturing facilities and one sales and distribution facility in the United Kingdom.  The United Kingdom facility is leased month-to-month.  The remaining facilities in the United States and Canada have lease expiration dates ranging from October 2014 to December 31, 2015.

Hoffman’s leases three of its retail locations in West Palm Beach, Florida with lease expiration dates ranging from December 31, 2014 to February 28, 2018.

Hoffman’s owns its chocolate manufacturing facility located at 5190 Lake Worth Road, Greenacres, Florida.  The facility is comprised of 4,000 square feet of office and store front area and 11,526 square feet of manufacturing area.  Hoffman’s also owns two warehouse facilities in Riviera Beach, Florida.

ITEM 3.  LEGAL PROCEEDINGS

BFC and its Wholly Owned Subsidiaries

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Although BFC and its subsidiaries believe that they have meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida

Under Florida law, holders of shares of Class A Common Stock of Woodbridge Holdings Corporation (“WHC”) who did not vote to approve BFC’s September 2009 merger with WHC and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge Holdings, LLC, the successor to WHC, provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock.  Under Florida law, Woodbridge thereafter commenced the appraisal rights action.  In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders. On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders.  As a result, the $4.6 million liability was increased to approximately $7.5 million as of September 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded. On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the dissenting shareholders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter 2012 to $11.9 million as of December 31, 2012. Woodbridge has appealed the courts’ ruling with respect to the fair value determination and the award of legal fees and costs and posted a $13.4 million bond in connection with the appeal. The outcome of the appeal is uncertain.

In Re Bluegreen Corporation Shareholder Litigation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to the previously proposed stock-for-stock merger between BFC, which at that time was the sole member of Woodbridge, and Bluegreen were filed against Bluegreen, the members of Bluegreen’s board of directors, BFC and BXG Florida Corporation, a wholly owned subsidiary of Woodbridge (“Merger Sub”). As described below, four of these lawsuits have been consolidated into a single action in Florida, and the other three lawsuits have been consolidated into a single action in Massachusetts and stayed in favor of the Florida action. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits, captioned and styled Ronald Kirkland v. Bluegreen Corporation et al. (filed on November 16, 2011); Richard Harriman v. Bluegreen Corporation et al. (filed on November 22, 2011); Alfred Richner v. Bluegreen Corporation et al. (filed on December 2, 2011); and BHR Master Fund, LTD et al. v. Bluegreen Corporation et al. (filed on February 13, 2012) were consolidated into an action styled In Re Bluegreen Corporation Shareholder Litigation. On April 9, 2012, the plaintiffs filed a consolidated amended class action complaint which alleged that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. In the complaint, the plaintiffs also alleged that BFC breached its fiduciary duties to Bluegreen’s minority shareholders and that Merger Sub aided and abetted the alleged breaches of fiduciary duties by Bluegreen’s directors and BFC. In addition, the complaint included allegations relating to claimed violations of Massachusetts law. The complaint sought declaratory and injunctive relief, along with damages and attorneys’ fees and costs.

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

Following the public announcement of the termination of the stock-for-stock merger agreement and the entry into the Bluegreen-Woodbridge Cash Merger Agreement during November 2012, the plaintiffs in the Florida action filed a motion for leave to file a supplemental complaint in order to challenge the structure of, and consideration received by Bluegreen’s shareholders in the Bluegreen-Woodbridge Cash Merger. On November 30, 2012, the Florida court granted the plaintiffs’ motion, and the supplemental complaint was deemed filed as of that date. The supplemental complaint alleges that the merger consideration remained inadequate and continued to be unfair to Bluegreen’s minority shareholders.

On January 25, 2013, the plaintiffs in the Florida action filed a Second Amended Class Action Complaint that set forth more fully their challenge to the Bluegreen – Woodbridge Cash Merger.  The Second Amended Class Action Complaint asserts claims for (i) breach of fiduciary duties against the individual director defendants, BFC, and Woodbridge, (ii) aiding and abetting breaches of fiduciary duties against Bluegreen, BFC, Woodbridge, and Merger Sub, and (iii) a violation of the section of the Massachusetts Business Corporation Act regarding the approval of conflict of interest transactions.

As previously described, the Bluegreen-Woodbridge Cash Merger was consummated on April 2, 2013. However, the actions related to the transaction remain pending, with the plaintiffs seeking to recover damages in connection with the transaction. Class action certification was granted to the plaintiffs in the Second Amended Class Action Complaint by Order dated December 18, 2013. BFC and Bluegreen believe that these lawsuits are without merit and intend to defend against them vigorously.

Litigation Relating to the Proposed BFC-BBX Capital Merger

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BFC and BBX Capital. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan is seeking an injunction blocking the proposed merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. . On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which includes the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) allege that the merger, including the exchange ratio and other terms and conditions of the merger agreement, is unfair to BBX Capital’s minority shareholders and is the product of unfair dealing on the part of the defendants; (ii) allege that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenge the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) assert that BBX Capital’s shareholders’ rights to appraisal do not constitute an adequate remedy; and (v) allege that the joint proxy statement/prospectus relating to the merger contains material misrepresentations and does not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and fails to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration is fair. BFC and BBX Capital believe the claims to be without merit and intend to vigorously defend the action.”

Bluegreen Corporation

Bluegreen Resorts

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004 (the “Assessment Period”). On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. Bluegreen believed the attempt to impose such a tax was contrary to Tennessee law and vigorously opposed such assessment by the Division. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The State of Tennessee Department of Revenue confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but took the position that Bluegreen owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011, Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the State of Tennessee Department of Revenue. On December 13, 2013 the Chancery Court granted summary judgment in favor of the Tennessee Department of Revenue that the imposition by the Tennessee Department of Revenue of the disputed tax was valid. Bluegreen does not believe this ruling extends beyond the Assessment Period and does not believe the State of Tennessee has the legal right to increase the assessment or apply it to any other time period.

Bluegreen Communities

As described above and further in Note 3, Bluegreen sold substantially all of the assets which comprised Bluegreen Communities to Southstar on May 4, 2012. However, Southstar did not assume the liabilities related to the matters described below in connection with the transaction, and Bluegreen therefore remained responsible for these matters and any liabilities resulting from them.

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen, was the developer of Bluegreen Communities’ Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims were based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of the land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the

Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. On January 17, 2013, the trial court issued a partial judgment on remand. In its partial judgment, the trial court entered judgment on the issues rendered by the Court of Appeals and the Texas Supreme Court, including a finding that Southwest’s filing of restrictive covenants that attempted to prevent or restrict mineral development was a breach of a duty owed to the non-executive mineral rights owners. As such, the trial court canceled and declared void the section of the restrictive covenants preventing mineral development. However, the trial court also declared that the remaining provisions of the restrictive covenants remain in full force, and the filing of the restrictive covenants by Southwest was not a breach of contract. The trial court also held that the claims by the plaintiffs for reformation of the original deeds dealing with the quantum of minerals reserved therein should be severed from this case.  During mediation held in June 2012, Southwest and the named plaintiff (Lesley) reached an agreement, with Southwest agreeing to pay Lesley $200,000 for dismissal of the claims for lost mineral rights.  Settlement with the other plaintiffs was not reached at that time. On August 8, 2013, the court ruled in favor of Southwest, denying the plaintiffs’ claim that Bluegreen aided and abetted Southwest in recording the invalidated restricted covenants, and also ruled that the plaintiffs had not yet established a cause of action entitling them to the recovery of attorneys’ fees if they prevailed at trial. On November 6, 2013, Southwest and the remaining plaintiffs in the action entered into a final settlement agreement to resolve all matters remaining in this lawsuit for a total payment to such plaintiffs of $1.0 million. Southwest made the $1.0 million settlement payment on November 12, 2013

Separately, as a result of the Supreme Court's decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. During mediation held in June 2012, Southwest settled with seven of the lot owners claiming diminution of lot values for a total payment by Southwest to such lot owners of $5,000. In June 2013, Southwest reached settlement with all other lot owners remaining in the lawsuit, pursuant to which Southwest paid a total of $902,500 to such owners whose claims were thereupon dismissed with prejudice.

Notices of Assessment

See Note 13 to the Consolidated Financial Statements for a description of the Notice of Proposed Assessment that Bluegreen received from the Florida Department of Revenue during November 2012 and the Notice of Proposed Assessment for the 2008 tax year received from Aruba during 2013, both of which Bluegreen is currently challenging.

In addition to the legal proceedings described above for Bluegreen, see “In Re Bluegreen Corporation Shareholder Litigation” above.

BBX Capital

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company. Discovery in the action is now closed.  The Court has denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  The grant of partial summary judgment does not resolve any of the SEC’s claims in its favor; with respect to Mr. Alan Levan’s answer on the July 25, 2007 conference call, the jury will still determine issues relating to materiality and scienter.  Due to the judge’s trial schedule, the case has been continued and is currently on the trial calendar during the two-week period beginning on November 3, 2014.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

In re:  New Jersey Tax Sales Certificates Antitrust Litigation v. BBX Capital Corporation f/k/a BankAtlantic Bancorp, Inc., Fidelity Tax, LLC, Gary I. Branse, Michael Deluca and BB&T Corporation, and multiple other individuals and entities who purchased New Jersey tax certificates between 1998 to February 2009, Case No.12-CV-01893-MAS-TJB, United States District Court, District of New Jersey (Trenton)

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs’ counsel has filed a Consolidated Amended Complaint on January 6, 2014.  BBX Capital believes the claims to be without merit, intends to file a motion to dismiss the Consolidated Amended Complaint and intends to vigorously defend the action.

In addition to the legal proceedings described above for BBX Capital, see “In re BBX Capital Corporation Shareholder Litigation” and ”Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida” above.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BFC’s Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:

•

Under Florida law and our Articles of Incorporation and Bylaws, holders of our Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented for a shareholder vote.  On such matters, holders of our Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. If the number of shares of Class B Common Stock outstanding decreases to 500,000 shares, the fixed voting percentages will be eliminated, and holders of our Class A Common Stock and holders of our Class B Common Stock will each be entitled to one vote per share.

•	Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

In addition to any other approval required by Florida law, the voting structure described in the first bullet point above may not be amended without the approval of holders of a majority of the outstanding shares of our Class B Common Stock, voting as a separate class.  Holders of our Class B Common Stock also have certain other special voting rights with respect to matters affecting our capital structure and the Class B Common Stock.

Market Information

Our Class A Common Stock is quoted on the OTCQB market tier of the OTC Markets (“OTCQB”) under the ticker symbol “BFCF.” Our Class B Common Stock is quoted on the OTCQB under the ticker symbol “BFCFB.”

The following table sets forth, for the indicated periods, the high and low trading prices for our Class A Common Stock and Class B Common Stock as quoted on the OTCQB.

	Class A Common Stock		Class B Common Stock
	High	Low	High	Low
Calendar Year 2012
First quarter	$0.56	$0.32	$0.60	$0.25
Second quarter	0.78	0.47	1.08	0.40
Third quarter	0.86	0.56	0.73	0.60
Fourth quarter	1.49	0.70	1.40	0.58

Calendar Year 2013
First quarter	$2.25	$1.26	$2.50	$1.31
Second quarter	2.49	1.80	2.59	1.70
Third quarter	2.86	2.23	2.30	2.14
Fourth quarter	2.96	2.32	2.76	2.28

Holders

On  March 10, 2014, there were approximately  666 record holders of our Class A Common Stock and approximately 421 record holders of our Class B Common Stock.

Dividends

BFC has never paid cash dividends on its Class A Common Stock or Class B Common Stock.  Future declaration and payment of cash dividends with respect to BFC’s Common Stock, if any, will be determined in light of the then-current financial condition of BFC and other factors deemed relevant by the board of directors of BFC.

See the “BFC-Liquidity and Capital Resources” section of “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the ability of BBX Capital and Bluegreen to pay dividends to holders of their capital stock, including BFC, as well as restrictions pertaining thereto.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2009 through 2013.   The Statements of Operations data for 2013, 2012 and 2011 set forth below and the Balance Sheet data at December 31, 2013 and 2012 set forth below have been derived from our audited Consolidated Financial Statements included in Item 8 of this report.  The Statements of Operations data for 2010 and 2009 set forth below and the Balance Sheet data at December 31, 2011, 2010 and 2009 set forth below are derived from our previously filed audited Consolidated Financial Statements and have been updated to conform to the current presentation.

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except for per share data)
Statements of Operations Data:
Total revenues	$563,763	490,930	449,466	429,723	104,529

Total cost and expenses	467,063	472,278	481,536	579,094	425,373

Gain on bargain purchase of investment in Bluegreen	-	-	-	-	184,642
Gain (loss) on settlement of investment in subsidiary	-	-	10,690	(977)	29,679
Gain on extinguishment of debt	-	29,875	11,625	13,049	-
Equity in earnings (loss) from unconsolidated affiliates	-	467	1,256	(851)	33,381
Impairment of unconsolidated affiliates	76	-	-	-	(31,181)
Impairment of other investments	-	-	-	-	(2,396)
Investment gains	-	9,307	-	-	6,654
Other income	732	2,161	1,837	2,687	3,104
Income (loss) from continuing operations before income taxes	97,508	60,462	(6,662)	(135,463)	(96,961)
Less: Provision (benefit) for income taxes	26,369	16,225	1,775	9,215	(65,139)
Income (loss) from continuing operations	71,139	44,237	(8,437)	(144,678)	(31,822)
(Loss) income from discontinued operations, net of income taxes	(382)	267,863	(11,069)	(35,509)	(59,717)
Net income (loss)	70,757	312,100	(19,506)	(180,187)	(91,539)
Less: Net income (loss) attributable to noncontrolling interests	41,694	146,085	(8,236)	(76,339)	(120,611)
Net income (loss) attributable to BFC	29,063	166,015	(11,270)	(103,848)	29,072
Preferred Stock dividends	-	(188)	(750)	(750)	(750)
Net income (loss) allocable to common stock	$29,063	165,827	(12,020)	(104,598)	28,322

Common Share Data (1), (2)
Basic earnings (loss) per share of common stock:
Earnings (loss) per share from continuing operations	$0.35	0.26	(0.09)	(1.13)	1.04
Earnings (loss) per share from discontinued operations	-	1.88	(0.07)	(0.26)	(0.55)
Earnings (loss) per share of common stock	$0.35	2.14	(0.16)	(1.39)	0.49

Diluted earnings (loss) per share of common stock:
Earnings (loss) per share from continuing operations	$0.35	0.25	(0.09)	(1.13)	1.04
Earnings (loss) per share from discontinued operations	-	1.84	(0.07)	(0.26)	(0.55)
Earnings (loss) per share of common stock	$0.35	2.09	(0.16)	(1.39)	0.49

Basic weighted average number of
common shares outstanding	83,202	77,142	75,790	75,379	57,235
Diluted weighted average number of
common shares outstanding	84,624	79,087	75,898	75,379	57,235

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except for share data)
Balance Sheet Data (at period end):
Loans, loans held for sale
and notes receivable, net	$581,641	804,420	3,015,673	3,614,455	3,963,086
Inventory	$213,997	195,860	213,325	265,319	384,007
Securities	$1,039	3,824	109,547	556,842	467,520
Total assets	$1,441,365	1,547,188	4,778,155	5,813,066	6,042,101
Deposits	$-	-	3,279,852	3,891,190	3,948,818
Securities sold under agreements to
repurchase, federals funds purchased and
other short term borrowings	$-	-	-	22,764	27,271
BB&T preferred interest in FAR, LLC	$68,517	196,877	-	-	-
Other borrowings (3)	$693,511	621,832	1,063,947	1,428,966	1,350,393
BFC Shareholders' equity	$239,421	298,967	121,534	144,665	246,876
Noncontrolling interests	$182,975	208,822	63,276	78,256	159,312
Total equity	$422,396	507,789	184,810	222,921	406,188

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include a 52% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX” or “BBX Capital”) and a 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), which owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”). As described below, BBX Capital owns the remaining 46% equity interest in Woodbridge.

We hold shares of BBX Capital’s Class A Common Stock, which is listed for trading on the New York Stock Exchange (“NYSE”), and Class B Common Stock representing an approximately 73% voting interest and 52% equity interest in BBX Capital.  BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida. On July 31, 2012, BBX Capital completed its sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic. BBX Capital’s current operations and business plans involve investments in income producing real estate, real estate developments and real estate joint ventures, and investments in middle market operating businesses. BBX Capital also owns a 46% equity interest in Woodbridge.

Bluegreen is a sales, marketing and management company primarily focused on the hospitality and vacation ownership industries. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others in which case Bluegreen earns fees for providing these services. Bluegreen also provides other fee-based services, including property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of its VOIs, which generates significant interest income.

BFC also holds interests in other investments and subsidiaries as described herein.  BFC held a significant investment in Benihana Inc. (“Benihana”) until August 2012 when Benihana was acquired by Safflower Holdings Corp. (“Safflower”).

As of December 31, 2013, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $239.4 million. Net income attributable to BFC for the years ended December 31, 2013 and 2012 was approximately $29.1 million and $166.0 million, respectively.  Net income attributable to BFC for the year ended December 31, 2012 included a gain on sale of BankAtlantic of approximately $293.5 million. Net loss attributable to BFC was approximately $11.3 million for the year ended December 31, 2011.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. In recent years, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole.  Initiatives in furtherance of this strategy include the April 2013 Bluegreen merger and the currently proposed merger with BBX Capital, as well as our investment with BBX Capital in Renin, in each case as described in further detail below.  Additionally, we may invest in operating businesses and real estate joint ventures for the development of residential and commercial real estate projects, including those in which our affiliates may participate.  In furtherance of this goal, we expect to evaluate various financing transactions, including debt or equity financings as well as other alternative sources of new capital. BFC’s  investments or acquisitions, and the business and investment strategies of BFC’s subsidiaries, may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis and may involve a long term investment, causing our results of operations to vary significantly on a quarterly basis.

The following events had a significant financial impact on BFC during 2013:

•

On April 2, 2013, Woodbridge acquired all of the shares of Bluegreen’s common stock not previously owned by Woodbridge in a cash merger transaction.  The aggregate merger consideration was approximately $149.2 million.  BBX Capital funded $60.0 million of the merger consideration through its investment in Woodbridge.  BBX Capital also issued an $11.75 million promissory note in Woodbridge’s favour. In exchange for its $71.75 million investment, BBX Capital received a 46% equity interest in Woodbridge. As a result, Woodbridge is currently owned 54% by BFC and 46% by BBX.

•

On October 30, 2013, Renin Holdings, LLC, a newly formed joint venture entity currently beneficially owned 81% by BBX and 19% by BFC, through newly formed acquisition subsidiaries, acquired substantially all of the assets of Renin Corp. and its subsidiaries, manufacturers of interior closet doors, wall décor, hardware and fabricated glass products, for approximately $12.8 million in cash, net of $1.7 million which was distributed to Renin Holdings, LLC during the first quarter of 2014 following finalization of the working capital adjustment and indemnification obligations of Renin Corp. and its subsidiaries under the terms of the purchase agreement.

•

On December 10, 2013, a wholly-owned subsidiary of BBX Capital acquired all of the outstanding common shares and membership interests in Hoffman’s and its subsidiaries, Boca Bons and Good Fortunes, for $2.5 million.  Hoffman’s is a manufacturer of gourmet chocolates, with four retail locations throughout South Florida.

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities, including BBX Capital, Woodbridge, and Bluegreen, are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities, as described above.

We currently report the results of our business activities through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and FAR.

Discontinued operations include BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components, Bluegreen Communities, Core’s commercial leasing projects, and Cypress Creek Holdings.  See Note 3 to the consolidated financial statements included in Item 8 of this report for additional information regarding discontinued operations.

Recent Events

Proposed BFC-BBX Merger

On May 7, 2013, BFC, BBX Merger Sub, LLC, a wholly-owned acquisition subsidiary of BFC (“BBX Merger Sub”), and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement, BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, which was approved by a special committee comprised of BBX Capital’s independent directors as well as the full boards of directors of both BFC and BBX Capital,  if the merger is consummated, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (as such exchange ratio may be adjusted in accordance with the terms of the merger agreement, the “Exchange Ratio”). If the merger is consummated, each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, if the merger is consummated, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio. Consummation of the merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BBX Capital or BFC.

BFC has been advised by the NYSE and NASDAQ that, subject to a change in their position in the future, they would not consider approval of any application for listing of BFC’s Class A Common Stock during the pendency of the currently pending litigation brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman. Accordingly, BFC has not yet filed an application for the listing of its Class A Common Stock and may or may not do so depending on whether a national securities exchange or qualified inter-dealer quotation system indicates an application could be considered for approval prior to resolution of the litigation.

The pendency of the SEC action and delays in resolving the action have had the effect of delaying any listing of BFC’s Class A Common Stock. There is no assurance as to the timing or resolution of the case, the listing of BFC’s shares, or the consummation of the merger.  It is not currently expected that the merger will be consummated prior to the first quarter of 2015. Pursuant to the terms of the merger agreement, either BFC or BBX may terminate the merger agreement if the merger is not consummated by April 30, 2014.

A consolidated purported class action lawsuit is pending in the 17th Judicial Circuit in and for Broward County, Florida, which seeks to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court.  BFC and BBX Capital believe that the lawsuit is without merit and intend to vigorously defend the action.

See “Legal Proceedings” and Note 13 to the consolidated financial statements for additional information regarding this litigation.

Acquisition of Renin Corporation

On October 30, 2013, Renin Holdings LLC, a newly formed joint venture entity currently beneficially owned 81% by BBX Capital and 19% by BFC, through newly formed acquisition subsidiaries (Renin Holdings LLC and its acquisition subsidiaries are collectively referred to herein as the “Purchasers”) acquired substantially all of the assets of Renin Corp. and its subsidiaries (collectively, the “Sellers”), manufacturers of interior closet doors, wall décor, hardware and fabricated glass products, for approximately $14.5 million (the “Renin Acquisition”).  The $14.5 million transaction consideration was subject to certain potential post-closing adjustments based on the Sellers’ working capital as of the closing and certain contractually provided Seller indemnities.  At the closing, approximately $1.7 million of the transaction consideration was placed in escrow pending final determination of the working capital adjustment, if any, and final resolution of any indemnification obligations of the Sellers.  In January 2014, Renin Corp’s working capital and indemnification obligations were finalized and the entire escrow balance of $1.7 million was distributed to the Purchasers in February 2014.   Included in other assets in the Company’s Statement of Financial Condition was a $1.7 million receivable for the Renin Corp. working capital adjustment.  The Renin Transaction Consideration was adjusted to $12.8 million to reflect the Renin Corp working capital adjustment.  Renin revenues for the two months ended December 31, 2013 were approximately $9.3 million. Renin Corp. had revenues of $56.3 million for the ten months ended October 30, 2013.

Bluegreen Specialty Finance, LLC, a subsidiary of Bluegreen, funded approximately $9.4 million of the transaction consideration in a term loan and revolver facility (the “Renin Loan”).  The Renin Loan includes a $3.0 million term loan and provides for additional borrowings of up to $9 million on a revolving basis ($6.4 million of which was drawn upon at the closing), subject to the terms of a borrowing base specified in the Renin Loan.  Amounts outstanding under the Renin Loan bear interest at a fixed rate of 7.25% per annum and are collateralized by substantially all of the assets of the Purchasers.  All amounts outstanding under the Renin Loan will, unless extended, become due on April 30, 2014. The balance of the transaction consideration of $5.2 million was funded approximately $4.2 million by BBX Capital and approximately $1.0 million by BFC in accordance with their percentage equity interests in Renin Holdings LLC.  The transaction consideration was used to satisfy certain of the Sellers’ outstanding debt and other liabilities, obligations and expenses.

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

Woodbridge Acquisition of Bluegreen

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During 2013, BBX Capital paid to Woodbridge a total of approximately $441,000 of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During 2013, Bluegreen paid a total of $47.0 million cash dividend to Woodbridge.  During the twelve months ended December 31, 2013, Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized to fund a portion of the merger consideration paid to Bluegreen’s former public shareholders in connection with the closing of the Bluegreen merger during April 2013. See Note 11 for additional information regarding the 2013 Notes Payable.

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

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

Income (loss) from continuing operations, net of taxes	$71,139	44,237	(8,437)
(Loss) income from discontinued operations, net of taxes	(382)	267,863	(11,069)
Net income (loss)	70,757	312,100	(19,506)
Less: Net income (loss) attributable to noncontrolling interests	41,694	146,085	(8,236)
Net income (loss) attributable to BFC	29,063	166,015	(11,270)
5% Preferred stock dividends	-	(188)	(750)
Net income (loss) allocable to common stock	$29,063	165,827	(12,020)

The 5% preferred stock dividend represents the dividend obligations of the Company with respect to its mandatorily redeemable 5% Cumulative Preferred Stock. The Company reported consolidated net income attributable to BFC of $29.1 million and $166.0 million in 2013 and 2012, respectively.  Net income attributable to BFC for 2012 includes a $293.5 million gain realized in connection with BBX Capital’s sale of BankAtlantic (which gain is included in discontinued operations).  Net loss attributable to BFC for the year ended December 31, 2011 was $11.3 million.  Discontinued operations include the results of BankAtlantic’s community banking, investment, capital services and tax certificate reporting units, including the gain on sale of BankAtlantic of approximately $293.5 million, as well as the results of Bluegreen Communities and Cypress Creek Holdings.  See Note 3 to our consolidated financial statements included in Item 8 of this report for additional information about our discontinued operations. The 5% preferred stock dividend represents the dividend obligations of the Company with respect to its mandatorily redeemable 5% Cumulative Preferred Stock.  See Note 16 for additional information.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at December 31, 2013 and 2012 were $1.4 billion and $1.5 billion, respectively.  The primary changes in components of total assets are summarized below:

•

Increase in real estate held for investment of $106.8 million as a result of an approximate $37.4 million transfer of real estate properties previously classified as real estate owned as of December 31, 2012, transfer of approximately $63.2 million of foreclosed loans from loans receivable, and $6.1 million of purchased real estate,

•

Increase in real estate held for sale of $33.9 million as a result of an approximate $45.6 million transfer of assets previously classified as real estate owned as of December 31, 2012 and an approximate $19.0 million of foreclosed loans transferred from loans receivable, partially offset by the sales of real estate properties for approximately $26.8 million and $3.9 million of impairment charges,

•

Increase in properties and equipment, net of approximately $18.8 million primarily as a result of the Renin and Hoffman’s acquisitions and a loan transfer of approximately $7.9 million; Increase in inventory of approximately $18.1 million primarily related to the acquisition of Renin, and

•

Decrease in loans receivable of $220.3 million as a result of loan repayments of approximately $136.2 million, loan transfers to real estate held for sale and real estate held for investment of  approximately $82.2 million,  a $7.9 million loan transfer to properties and equipment based upon FAR’s decision to retain and manage the loan collateral upon foreclosure.

Total liabilities at December 31, 2013 and 2012 were $1.0 billion.  The primary changes in components of total liabilities are summarized below:

•	BB&T’s preferred interest in FAR was paid down to $68.5 million at December 31, 2013, a reduction of $128.3 million from December 31, 2012, primarily from net cash inflows from the sale of FAR assets;
•	Increase in notes and mortgage notes payable of $71.0 million and an increase in receivable backed notes payable of $12.8 million; and
•	Increase in deferred taxes of $20 million; and
•	Increases in other liabilities of approximately $15.8 million.

Noncontrolling Interests

The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	As of December 31,
	2013	2012

BBX Capital	$144,919	113,425
Bluegreen (1)	-	62,186
Joint ventures	38,056	33,211
Total noncontrolling interests	$182,975	208,822

(1)

Represents noncontrolling interest in Bluegreen prior to the April 2, 2013 Bluegreen merger pursuant to which Woodbridge acquired all of the shares of Bluegreen’s common stock not previously owned by Woodbridge.  See Note 1 the consolidated financial statements for additional information regarding the Bluegreen merger.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Year Ended December 31,
	2013	2012	2011

Cash flows provided by operating activities	$74,429	157,191	219,729
Cash flows provided by (used in) investing activities	140,214	(752,039)	682,605
Cash flows used in financing activities	(229,032)	(26,260)	(638,047)
Net (decrease) increase in cash and cash equivalents	$(14,389)	(621,108)	264,287

Cash Flows from Operating Activities – The decrease in cash flows from operating activities during 2013 compared to 2012 is primarily due to an increase in timeshare inventory acquired in connection with Bluegreen’s Just-In-Time and Secondary Market Arrangements ; an increase in spending in connection with Bluegreen’s marketing efforts to new customers and in connection with Bluegreen’s strategic alliance with Choice Hotels; an increase in operating expenses related to real estate activities at BBX Capital; and an increase in spending on information technology at Bluegreen.

The decrease in cash flows from operating activities during 2012 compared to 2011 resulted primarily from losses from continuing operations and the decline in proceeds on the sales of loans held for sale.

Cash Flows from Investing Activities  – The increase in cash flows from investing activities during 2013 compared to 2012 is primarily due to the significant cash outflow in connection with the sale of BankAtlantic in 2012 partially offset by an increase in spending on property and equipment in 2013.

The decrease in cash flows from investing activities during 2012 compared to 2011 primarily resulted from BBX Capital’s sale of BankAtlantic during July 2012 and lower proceeds from the sales of securities available for sale.

Cash Flows from Financing Activities – The increase in cash used in financing activities during 2013 compared to 2012 is primarily due to increased distributions to BB&T from FAR in connection with BB&T’s preferred interest in FAR and the consideration paid to Bluegreen’s former public shareholders in connection with the consummation of the Bluegreen-Woodridge cash merger in April 2013.

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

Revenue Recognition and Inventory Cost Allocation

Sales of Real Estate

In accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 970-605, Real Estate-Revenue Recognition, Bluegreen recognizes revenue on VOI sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectability of the receivable representing the remainder of the sales price is reasonably assured and Bluegreen has completed substantially all of its obligations with respect to any development related to the real estate sold.  Bluegreen believes that it uses a reasonably reliable methodology to estimate the collectability of the receivables representing the remainder of the sales price of real estate sold.  See the further discussion of Bluegreen’s policies regarding the estimation of credit losses on Bluegreen’s notes receivable below.  Should Bluegreen become unable to reasonably estimate the collectability of its receivables, Bluegreen may have to defer the recognition of sales and Bluegreen’s results of operations could be negatively impacted.  Under timeshare accounting rules, the buyer’s minimum cash down payment towards the purchase of Bluegreen’s VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price.  If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments.  Changes to the quantity, type or value of sales incentives that Bluegreen provides to buyers of its VOIs may increase the number of VOI sales being deferred or extend the period during which a sale is deferred, which could materially adversely impact Bluegreen’s results of operations.

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

Fee-Based Sales Commissions and Other Revenue

In addition to sales of real estate, Bluegreen also generates revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized when:
Fee-based sales commissions...........................................................	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has expired.

Resort management and service fees ...............................................	Management services are rendered.(1)

Resort title fees .......................................................	Escrow amounts are released and title documents are completed.
Rental and sampler program...........................................................	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort fee-based services.”

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

Allowance for Credit and Loan Losses

Allowance for Credit Losses on Bluegreen’s VOI Notes Receivable. Bluegreen records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time Bluegreen recognizes a VOI sale.  Bluegreen estimates uncollectible VOI notes receivable based on historical uncollectibles for similar VOI notes receivable over the applicable historical period, using a technique referred to as a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes.

Bluegreen also considers certain qualitative data, including the aging of the respective receivables, current default trends by origination year, current economic conditions, and the FICO® scores of the borrowers.  Additionally, under timeshare accounting requirements, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable.  Bluegreen reviews its reserves for credit losses on at least a quarterly basis.  If defaults increase, Bluegreen’s results of operations could be materially adversely impacted.  During 2013, 2012, and 2011, in addition to recognizing an estimate of credit losses on current loan originations, Bluegreen recorded $15.0 million, $3.8 million and $7.2 million, respectively, of charges as a result of changing to increase Bluegreen’s estimate of future credit losses on loans originated prior to each respective year.

Allowance for Loan Losses-BBX Capital.  The allowance for loan losses is maintained at an amount that BBX Capital believes to be a reasonable estimate of probable losses inherent in BBX Capital’s loan portfolio as of the date of the financial statements presented.  Policies and procedures have been developed for evaluating BBX Capital’s allowance for loan losses which considers all information available to it.  However, BBX Capital relies on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from its estimates and judgments, the allowance for loan losses may decrease or increase significantly and the amount of losses actually realized in BBX Capital’s loan portfolio could be significantly higher or lower.

The calculation of BBX Capital’s allowance for loan losses consists of two components.  The first component requires BBX Capital to identify impaired loans and, if necessary, assign a valuation allowance to the impaired loans.  Valuation allowances are established using management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows discounted at the loans effective interest rate.  These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows.  Most of BBX Capital’s loans do not have an observable market price, and an estimate of the collection of contractual cash flows is based on the judgment of BBX Capital’s management. It is likely that BBX Capital would obtain materially different results if different assumptions or conditions were to prevail.  As a consequence of the estimates and assumptions required to calculate the first component of BBX Capital’s allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on BBX Capital’s financial condition and results of operations.

The second component of the allowance for loan losses requires BBX Capital to group loans that have common characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group.  BBX Capital’s management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences.  BBX Capital’s management uses a historical loss experience by portfolio between six months and one year.  The historical loss period is selected based on BBX Capital’s management’s judgment and a change in this loss period may result in material changes to the quantitative loss allowance.  Due to significant recoveries on commercial loans, BBX Capital’s management began using peer group loss experiences during 2013 for the quantitative component of its allowance for commercial loan losses.  BBX Capital’s management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data, if necessary, for qualitative factors that exist currently that were not present in the historical data.  These qualitative factors include delinquency trends, economic and business conditions, loan-to-value ratios and credit scores. In deriving the qualitative allowance, BBX Capital’s management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically.  A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.

Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date.  As of December 31, 2013, BBX Capital’s allowance for loan losses was $2.7 million. See “Provision for Loan Losses” for a discussion of the amounts of BBX Capital’s allowance assigned to each loan product. The majority of BBX Capital’s loans are collateral dependent and resulted in BBX Capital recognizing a charge-off for the amount that the recorded investment in the loan exceeded the fair value of the collateral less cost to sell.  The estimated allowance, which was derived from the above methodology, may be significantly different from actual realized losses.  Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas where BBX Capital’s borrowers or the collateral for BBX Capital’s loans are located, especially in Florida.  These factors are beyond BBX Capital’s management control.  Accordingly, BBX Capital may incur credit losses in excess of the amounts estimated by BBX Capital’s allowance for loan losses.

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

Impairment of Long Lived Assets, Including Intangible Assets. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Real estate held-for-sale is also reviewed for impairment at least annually.  When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period.  Changes in circumstances and the estimates of future cash flows, as well as evaluating estimated lives of long-lived assets, are subjective and involve a significant amount of judgment.  A change in the estimated life of a long-lived asset may substantially change depreciation or amortization expense in subsequent periods.  For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets.  Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques using Level 3 unobservable inputs.  Long-lived assets subject to the above impairment analysis include property and equipment, inventory, real estate held-for-sale and real estate held-for-investment.

During the year ended December 31, 2013 and 2012, BBX Capital recognized impairment on real estate held-for-sale of $3.3 million and $9.1 million, respectively. BBX Capital generally utilizes broker price opinions and third party appraisals to assist BBX Capital in determining the fair value of real estate owned.  The appraisers or brokers use professional judgment in determining the fair value of the properties and BBX Capital may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available.  The assumptions used to calculate the fair values are generally Level 3 inputs and are highly subjective and extremely sensitive to changes in market conditions.  The assumptions used are representative of assumptions that BBX Capital believes market participants would use in fair valuing these assets or lease contracts, but different assumptions may result in significantly different results.  BBX Capital validates its assumptions by comparing completed transactions with its prior period fair value estimates and BBX Capital may check its assumptions against multiple valuation sources.  The outstanding balance of real estate held-for-sale and real estate held-for-investment and properties and equipment was $34.0 million, $106.8 million and $14.8 million, respectively, as of December 31, 2013.  The amount ultimately realized upon the sale or operations of these properties may be significantly different than the recorded amounts.  Future events, including volatility in real estate values, may cause BBX Capital to have additional impairments or recoveries of long-lived assets in the foreseeable future.

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

Intangible assets primarily include management contracts in the amount of $63 million at each of December 31, 2013 and 2012, which were originated in connection with the November 16, 2009 acquisition of a controlling interest in Bluegreen.  Such management contracts are not amortized, but instead are reviewed for impairment at least annually, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The remainder of our intangible assets consists of $2.7 million of trades names and customer relationship intangible assets acquired in connection with the Renin and Hoffman acquisitions during 2013 and a $1.1 million lease premium as a result of the acquisition of additional shares of Bluegreen’s common stock during November 2009.

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

The Company is subject to significant interest rate risk on BBX Capital’s accruing loans and Bluegreen’s notes receivables and outstanding debt. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. Furthermore, while increases in real estate construction and development costs may result in increases in real estate sales prices, sales prices may not increase commensurate with the increase in costs or they may decrease, and increased construction costs may have a material adverse impact on gross margin. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on consumer demand and the costs of financing activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

BFC Activities

In previous periods, BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to its investment in Bluegreen and other real estate related activities, were included in a separate reporting segment labeled BFC Activities.  The BFC Activities segment also included our previous investment in Benihana (which we no longer hold due to the acquisition of Benihana by Safflower during August 2012), investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”), the financial results of a venture partnership that BFC controls and certain other equity investments, as well as income and expenses associated with BFC’s shared service operations, which provided human resources, risk management, investor relations and executive office administration services to BBX Capital and Bluegreen.  During 2012, BFC’s management modified its measure of segment operating profit to exclude the items that were previously classified as BFC Activities.  Accordingly, the Company’s segment disclosure has been adjusted to reflect the revised presentation and the results of BFC Activities, which is no longer an operating segment, have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts.  See also Note 19 to the Consolidated Financial Statements included in Item 8 of this report for additional information regarding our operating segments, including the reclassification of the previous BFC Activities segment.

BFC’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, human resources, risk management, investor relations and executive office administration.

Corporate general and administrative expenses were $17.0 million and $27.2 million for 2013 and 2012, respectively.  The decrease in 2013 compared to 2012 primarily relates to a decrease in executive bonuses and lower professional fees, including legal and other costs related to proposed or completed strategic transactions, partially offset by an increase in stock based compensation.  Additionally, 2012 corporate general and administrative expenses included the approximately $4.4 million of accrual related to legal fees and pre and post judgment interest related to the Woodbridge appraisal rights litigation described in Note 2 of our consolidated financial statements.

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

BFC - Liquidity and Capital Resources

As of December 31, 2013 and 2012, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $15.5 million and $15.9 million, respectively.  The decrease in cash, cash equivalents and short-term investments was due to the $1.0 million invested in Renin Holdings, LLC. In connection with the Renin Acquisition, general and administrative expenses of approximately $18.8 million, payments of $3.7 million related to executive bonuses, and dividend payments of approximately $0.8 million related to our 5% Cumulative Preferred Stock, partially offset by approximately $23.9 million of dividends received from Woodbridge.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments.  We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares were repurchased during the years ended December 31, 2013, 2012 or 2011.

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

BFC has not received cash dividends from BBX Capital since March 2009. Prior to its deregistration as a savings and loan holding company during July 2012, BBX Capital’s payment of dividends was subject to the oversight of the Federal Reserve.  In addition, prior to its sale of BankAtlantic during July 2012, BBX Capital was restricted from paying dividends pursuant to the terms of the indentures governing its TruPs due to its deferral of interest payments thereunder.  While these restrictions no longer apply, BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE. BBX Capital has disclosed that it intends to use its cash to fund operations and investments and has no current plans to pay dividends to its shareholders.

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  In addition, as a result of the Bluegreen merger, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC, which own 46% and 54%, respectively, of Woodbridge.  During 2013, Bluegreen paid cash dividends totaling $47 million to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of its 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,010 per share for the twelve month period ending April 29, 2014 to $1,000 per share for the twelve month period ending April 29, 2016.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of

$1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and previously also upon the written non-objection of the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. The Company determined not to seek the Federal Reserve’s written non-objection to the dividend payment for the fourth quarter of 2011 or the first or second quarters of 2012 and, therefore, the Company accrued unpaid dividend payments totaling approximately $563,000 as of June 30, 2012.   As a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012, BFC was released from registration as a savings and loan holding company, effective August 31, 2012, and therefore is no longer subject to regulation by the Federal Reserve or otherwise as a savings and loan holding company.  Following such deregistration, the unpaid dividends on the 5% Cumulative Preferred Stock for the fourth quarter of 2011 and the first and second quarters of 2012 and accrued interest totaling $563,000 were paid by BFC.  BFC has subsequently paid regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  As a result of the re-classification of the 5% Cumulative Preferred Stock to a liability in connection with the Second Amendment described below, the dividends on the 5% Cumulative Preferred Stock paid since the second quarter of 2012 plus accretable interest is included as interest expense on BFC’s consolidated statements of operations.

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

On April 4, 2012, the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock were further amended (the “Second Amendment”).  The  Second Amendment provided for the Company to redeem 5,000 shares of the 5% Cumulative Preferred Stock during each of the years ending December 31, 2016, 2017 and 2018 for an aggregate annual redemption price of $5.0 million, or $1,000 per share. The Second Amendment also provided that, in the event that the Company defaulted on its dividend or mandatory redemption obligations, subject to certain limitations, the holders of the 5% Cumulative Preferred Stock were entitled to receive from the Company shares of common stock of Bluegreen owned by the Company having, in the aggregate, a fair market value equal to the amount of the dividend or redemption payment, as the case may be, to the extent not timely paid.  In consideration therefor, the Second Amendment eliminated the Benihana Stock Provisions.

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.   The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.   The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the current estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at December 31, 2012.  Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of December 31, 2013 is accrued interest of approximately $0.8 million.

On December 13, 2013, BFC entered into an agreement with the holders of BFC’s 5% Cumulative Preferred Stock  pursuant to which BFC and such shareholders agreed to a further amendment of certain of the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock (the “Third Amendment”). The Third Amendment extended BFC’s mandatory redemption obligation with respect to the 5% Cumulative Preferred Stock described above from the years ending December 31, 2016, 2017 and 2018 until the years ending December 31, 2018, 2019 and 2020. In addition, the Third Amendment eliminated the right that the preferred shareholders previously had, upon a default by BFC on its dividend or redemption obligations with respect to the 5% Cumulative Preferred Stock, to receive from

BFC certain shares of common stock of Bluegreen. Under the terms of the agreement between BFC and the preferred shareholders, BFC also agreed to make a $5 million loan to the preferred shareholders. The loan is secured by 5,000 shares of 5% Cumulative Preferred Stock, has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity.

Prior to September 21, 2009, BFC owned an approximately 23% economic ownership interest and 59% voting interest in Woodbridge Holdings Corporation (“WHC”), which at that time was a separate publicly traded company.  On September 21, 2009, BFC and WHC consummated their merger pursuant to which WHC merged with and into Woodbridge, a wholly owned subsidiary of BFC at that time, and the shareholders of WHC (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock for each share of WHC’s Class A Common Stock they held at the effective time of the merger. Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock.  Under Florida law, Woodbridge thereafter initiated legal proceedings relating to the appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, which is reflected in the Company’s consolidated statements of financial condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders.  On July 5, 2012, the presiding court ruled the fair value of the Dissenting Holders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result of the trial court’s ruling, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.  On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the Dissenting Holders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million to $11.9 million during the fourth quarter of 2012. Woodbridge has appealed the court’s ruling with respect to its fair value determination and the award of legal fees and costs and posted a $13.4 million bond in connection with the appeal. The outcome of the appeal is uncertain.

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

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owned an office building in Tampa, Florida. At December 31, 2013 and December 31, 2012, the carrying amount of this investment was approximately $229,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded on the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.  On February 5, 2014, the office building was sold and BFC/CCC received proceeds from the sale of approximately $191,000.  As a result of the sale, BFC was released from the guarantee and any further obligations associated with the property.

Real Estate Operations

The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core and Carolina Oak. The Real Estate Operations segment also previously included the operations of Cypress Creek Holdings, which engaged in leasing activities in an office building that it owned prior to its sale of the building during January 2012.  The results of Cypress Creek Holdings are classified as discontinued operations for all periods presented.

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

Information with respect to the operations and related matters of the Real Estate Operations segment is set forth below (in thousands):

Sales of real estate	$—	—
Selling, general and administrative	104	195
Interest expense	—	2,533
Gain on investment in subsidiary	—	11,305
Gain on the extinguishment of debt	28,725	11,625
Continuing income before taxes	28,621	20,202
Provision for income taxes	—	(3)
Net income from continuing operations	$28,621	20,199

Real Estate Operations Segment - For the years ended December 31, 2013, 2012 and 2011

There were no real estate sales or other revenues during the year ended December 31, 2013, 2012 or 2011 due to the above described cessation of operations at Core and Carolina Oak. Selling, general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 were $42,000, $104,000 and $195,000, respectively.

There was no interest expense for the years ended December 31, 2013 or 2012 due to the above-described settlement agreements entered into by Core and Carolina Oak pursuant which Core and Carolina Oak were released from all of their then-outstanding debt obligations during 2011. Interest expense totaled $2.5 million for the year ended December 31, 2011.

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

Discontinued Operations –Cypress Creek Holdings

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

Cypress Creek Holdings’ results of operations are reported as a discontinued operation in the Company’s consolidated statements of operations for all periods presented.

Below are the results of discontinued operations related to the Real Estate Operations segment for the years ended December 31, 2012 and 2011 (in thousands):

	For the Year Ended December 31,
	2012	2011

Revenues	$4,449	4
	4,449	4
Cost and Expenses:
Other costs and expenses	52	1,052
Interest expense	-	638
	52	1,690

Income (loss) from discontinued operations, before taxes	4,397	(1,686)
Provision (benefit) for income taxes	—	—
Net income (loss) from discontinued operations	$4,397	(1,686)

For the years ended December 31,  2012 and 2011

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

Income from discontinued operations for the year ended December 31, 2012 was $4.4 million and relates solely to the sale of Cypress Creek Holdings’ office building during January 2012.

Real Estate Operations-Liquidity and Capital Resources

Due to the cessation of operations at Core and Carolina Oak, the cash and cash equivalents balance with respect to the Real Estate Operations segment at December 31, 2013 and December 31, 2012 was not significant.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At December 31, 2013 and 2012, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. No reimbursements were made during the years ended December 31, 2012 or 2011.

In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the surety bonds exposure in connection with demands made by a municipality. Based on claims made by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated. While Woodbridge did not believe that the municipality had the right to demand payment under the bonds, Woodbridge complied with that request. In August 2010, a motion for summary judgment was entered in Woodbridge’s favor terminating any obligations under the bonds. Subsequent to the motion being granted, the municipality appealed the decision. On March 8, 2012, the Court of Appeals affirmed the district court’s granting of Woodbridge’s motion for summary judgment. During May 2012, Woodbridge received a refund of $3.8 million of the escrow deposit.  During April 2013, Woodbridge received approximately $50,000 of the remaining $200,000 escrow deposit and the balance of $150,000 was paid for legal fees related to the matter.

Bluegreen

The Company’s consolidated financial statements include the results of operations of Bluegreen.  Bluegreen’s results of operations are reported through Bluegreen Resorts, which is engaged in the vacation ownership industry. Bluegreen Communities, which prior to June 30, 2011 was a separate reporting segment of BFC, has ceased to be a separate reporting segment in connection with Bluegreen’s sale of substantially all of the assets which comprised Bluegreen Communities during May 2012.  Bluegreen Communities’ operating results are presented as discontinued operations for all periods presented. The only assets available to BFC from Bluegreen are dividends when and if paid by Bluegreen.

Executive Overview

Bluegreen Corporation (“Bluegreen”) is a sales, marketing and management company, primarily focused on the vacation ownership industry and pursuing a capital-light strategy. Bluegreen’s business has historically been conducted through two operating segments – a resorts business segment (“Bluegreen Resorts”) and a residential communities business segment (“Bluegreen Communities”). As a result of the sale of substantially all of the assets that comprised Bluegreen Communities in May 2012, Bluegreen’s continuing operations relate solely to Bluegreen Resorts. The operating results of Bluegreen Communities are classified as a discontinued operation for all periods presented.

Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed by others, in which case Bluegreen Resorts earns fees for providing these services. Bluegreen Resorts also provides club and property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen Resorts provides financing to credit-qualified individual purchasers of VOIs, which provides significant interest income.

In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of approximately $29.0 million in cash. Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, and liabilities related to Bluegreen Communities were excluded from the sale and retained by Bluegreen.

In addition to Bluegreen’s traditional VOI operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital light” business strategy, aimed at utilizing Bluegreen’s VOI sales, marketing and other VOI-related expertise without the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs and Bluegreen’s traditional vacation ownership business.  Bluegreen’s results for the year ended December 31, 2013 reflect Bluegreen’s continued focus on its capital-light business strategy and its efforts to achieve selling and marketing efficiencies through new marketing channels.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Bluegreen’s goal is for its capital-light business activities to become an increasing portion of its business over time; however, Bluegreen’s efforts to do so may not be successful, and Bluegreen’s fee based services and other capital-light activities may be adversely impacted by changes in economic conditions.  As of December 31, 2013, Bluegreen’s capital-light business activities consisted of the following categories: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements

In 2009, Bluegreen began offering sales and marketing services to third-party developers for a fee. Under the arrangements, Bluegreen sells third party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis. Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus a profit. Funds generated from the sales of the third-party VOIs are processed through Bluegreen’s title company, which is a wholly-owned subsidiary that earns title fees in connection with the closing of the VOI transactions. Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements. Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales”.

Just-In-Time Arrangements

During 2013, Bluegreen began entering into agreements with third-party developers that allow Bluegreen to buy VOI inventory from time to time in close proximity to the timing of when Bluegreen intends to sell such VOIs. Bluegreen strives to enter into such arrangements on a non-committed basis, although Bluegreen may engage in committed arrangements under certain circumstances. Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects. Bluegreen refers to sales of inventory acquired through these arrangements as “Just-In-Time Sales”.

Secondary Market Arrangements

In 2012, Bluegreen began a formal program to acquire VOI inventory from resorts’ POAs and other third parties on a non-committed basis, in close proximity to the timing of when Bluegreen intends to sell such VOIs. Such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults, and are generally acquired by Bluegreen at a significant discount.  Bluegreen refers to sales of inventory acquired through these arrangements as “Secondary Market Sales”.

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collections services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of December 31, 2013, Bluegreen provided management services to 45 timeshare resort properties and hotels.

Bluegreen also generates fee-based income by providing title services, construction, design and management, and mortgage servicing.

During the year ended December 31, 2013:

•	Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $94.9 million compared to $161.8 million during 2012.

•	Bluegreen earned income from continuing operations of $53.0 million compared to $54.3 million for 2012.

•

VOI system-wide sales, net, which include sales of Bluegreen inventory and sales of third-party inventory, including Secondary Market Sales and Just-In-Time Sales, were $456.6 million compared to $370.3 million during 2012.

•

Bluegreen sold $141.1 million of third-party inventory under commission arrangements and earned sales and marketing commissions of $91.9 million in connection with those sales.  During 2012, Bluegreen sold $133.5 million of third-party inventory under commission arrangements and earned sales and marketing commissions of $87.8 million in connection with those sales. In addition, Bluegreen sold $31.0 million of inventory under just-in-time arrangements during 2013. Including Bluegreen resort management, title services, construction management and other fee-based operations, Bluegreen’s total fee-based service revenues were $200.0 million in 2013, a 23% increase over 2012. Based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses, Bluegreen believes it generated $57.3 million and $58.1 million in pre-tax profits by providing fee-based services during the years ended December 31, 2013 and 2012, respectively.

•

Bluegreen completed the 2013 Term Securitization, a private offering and sale of $110.6 million of investment-grade, timeshare loan-backed notes. A portion of the proceeds was used to repay all $39.3 million outstanding under Bluegreen’s existing purchase facility with BB&T and repay $9.7 million under Bluegreen’s existing facility with Liberty Bank. See “Liquidity and Capital Resources – Other Outstanding Receivable-Backed Notes Payable” below for additional information.

•

Bluegreen continued to seek cash sales and larger customer down payments on financed sales. During the year ended December 31, 2013, 54% of its VOI sales were paid in full in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

Bluegreen-Woodbridge Cash Merger

On April 2, 2013, Woodbridge acquired all of the shares of Bluegreen’s common stock not previously owned by Woodbridge in a cash merger transaction (sometimes hereinafter referred to as the “Bluegreen – Woodbridge Cash

Merger”).  Pursuant to the terms of the merger agreement between the parties (sometimes hereinafter referred to as the “Bluegreen-Woodbridge Cash Merger Agreement”), Bluegreen’s shareholders (other than Woodbridge) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the Bluegreen-Woodbridge Cash Merger, including unvested restricted shares. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the Bluegreen-Woodbridge Cash Merger, whether vested or unvested, was canceled in exchange for a cash payment to the holder in an amount equal to the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149.2 million.  As a result of the Bluegreen-Woodbridge Cash Merger, Bluegreen became a wholly-owned subsidiary of Woodbridge, and Bluegreen’s common stock ceased trading on the New York Stock Exchange and was deregistered under the Securities and Exchange Act of 1934.  Prior to the Bluegreen-Woodbridge Cash Merger, Woodbridge owned approximately 54% of Bluegreen’s outstanding common stock. Woodbridge is currently owned 54% by BFC and 46% by BBX Capital.

Bluegreen issued $75 million of senior secured notes on March 26, 2013 in a private transaction. The $75 million of gross proceeds from the notes issuance together with $14 million of Bluegreen’s unrestricted cash, as well as $60 million in cash provided by Woodbridge through an investment in Woodbridge by BBX Capital, were used to fund the $149.2 million merger consideration indicated above. See Note 6 to the Consolidated Financial Statements for additional information related to the senior secured notes.

Two consolidated class action lawsuits relating to the transaction between Woodbridge and Bluegreen are currently pending.   See “Item 3 – Legal Proceedings” for additional information regarding the pending litigation relating to the transaction.

Seasonality

Bluegreen has historically experienced and expects to continue to experience seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result in, fluctuations in Bluegreen’s quarterly operating results. Although Bluegreen typically sees more potential customers at its sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under generally accepted accounting principles (“GAAP”) or due to the timing of development and the required use of the percentage-of-completion method of accounting.

Notes Receivable and Allowance for Credit Losses

Bluegreen offers financing to buyers of VOIs and accordingly, Bluegreen is subject to the risk of defaults by customers. Pursuant to GAAP, sales of VOIs are reduced by an estimate of future uncollectible note balances on originated VOI notes receivable, excluding any benefit for the value of future recoveries of defaulted VOI inventory. Bluegreen updates its estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in expected losses related to notes originated in prior periods. During 2013, 2012, and 2011, Bluegreen recorded $15.0 million, $7.3 million, and $13.0 million respectively, of charges to increase its estimate of future credit losses on loans originated prior to each respective year.

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

Bluegreen generally seeks to monetize its notes receivable by transferring the notes to warehouse purchase facilities, in which case the notes are legally sold to a special purpose entity for the benefit of a financial institution or conduit, or by pledging the notes as collateral for a receivables hypothecation loan. Bluegreen attempts to maintain these diversified liquidity sources for its notes receivable in order to mitigate the risks of being dependent on a single source of credit.  Each such facility has eligibility standards for the notes receivable that may be sold or pledged under the facility. It is generally contemplated that notes receivable transferred to a warehouse purchase facility will ultimately be included in a future securitization of the transferred notes. The notes receivable securitized are determined during the negotiation of the securitization transaction, with the characteristics of the notes receivable selected determining the terms of the transaction. Notes receivable previously pledged as collateral for a receivable hypothecation loan may also be included in a term securitization transaction, however such notes are generally not included if doing so would result in a significant prepayment penalty.  Further, based on the size and timing of the securitization, Bluegreen may also choose to include newly originated notes receivable.  Additionally, the specific characteristics of the notes receivable factor into whether such notes would be desirable to include in a securitization. Such factors may include delinquency status, FICO® score of the borrower, interest rate, remaining term, outstanding balance and whether the borrower is foreign or domestic.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	Year Ended December 31,

Division	2013	2012	2011
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	7.7%	9.1%	10.8%
Loans originated on or after December 15, 2008(1)	6.3%	6.1%	6.5%
Notes receivable secured by homesites	3.5%	3.4%	14.2%

Delinquency Rates (2)	As of December 31,

Division	2013	2012	2011
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	4.2%	4.3%	4.9%
Loans originated on or after December 15, 2008(1)	3.3%	3.0%	3.0%
Notes receivable secured by homesites	4.6%	4.0%	3.1%

(1) On December 15, 2008, Bluegreen implemented its FICO®-score based credit underwriting program.

(2) The percentage of Bluegreen owned notes receivable portfolio that was over 30 days past due but not defaulted as of the dates indicated.

See Note 6 to the Consolidated Financial Statements for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Results of Operations

In May 2012, Bluegreen sold substantially all of the assets of Bluegreen Communities to Southstar.  The operating results of Bluegreen Communities are classified as a discontinued operation for all periods presented.  See “Discontinued Operations” below. As a result of this sale, Bluegreen’s continuing operations relate solely to Bluegreen Resorts.

Information regarding the results of operations for Bluegreen Resorts for the years ended December 31, 2013, 2012 and 2011 is set forth below (dollars in thousands):

	For the Year Ended December 31,
	2013		2012		2011
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Legacy VOI sales (1)	$243,120	53%	219,686	59%	193,509	64%
VOI sales-secondary market	41,408	9%	17,143	5%	-	0%
Sales of third-party VOIs-commission basis	141,054	31%	133,486	36%	109,171	36%
Sales of third-party VOIs-just-in-time basis	30,991	7%	-	0%	-	0%
System-wide sales of VOIs, net	456,573	100%	370,315	100%	302,680	100%
Less:Sales of third-party VOIs-commission basis	(141,054)	-31%	(133,486)	-36%	(109,171)	-36%
Gross sales of VOIs	315,519	69%	236,829	64%	193,509	64%
Estimated uncollectible VOI
notes receivable (2)	(54,080)	-17%	(25,145)	-11%	(23,511)	-12%
Sales of VOIs	261,439	57%	211,684	57%	169,998	56%
Cost of VOIs sold (3)	(32,607)	-12%	(24,353)	-12%	(27,058)	-16%
Gross profit (3)	228,832	88%	187,331	88%	142,940	84%
Fee-based sales commission revenue (4)	91,859	65%	87,795	66%	73,673	67%
Other fee-based services revenue	80,125	18%	74,824	20%	70,985	23%
Cost of other fee-based services	(44,840)	-10%	(37,435)	-10%	(37,762)	-12%
Net carrying cost of VOI inventory	(6,962)	-2%	(8,738)	-2%	(14,332)	-5%
Selling and marketing expenses	(212,049)	-46%	(167,229)	-45%	(135,554)	-45%
General and administrative expenses	(95,525)	-21%	(80,338)	-22%	(64,244)	-21%
Net interest spread	41,093	9%	40,413	11%	32,573	11%
Operating profit	$82,533	18%	96,623	26%	68,279	23%

(1)

 Legacy sales represent sales of Bluegreen-owned VOIs acquired or developed under Bluegreen’s traditional VOI business. Legacy VOI sales do not include secondary market, commission basis, or just-in-time basis VOI sales under Bluegreen’s capital-light business strategy.

(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs (and not of system-wide sales of VOIs, net).
(3)	Percentages for cost of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not of system-wide sales of VOIs, net).
(4)	Percentages for fee-based sales commission revenue are calculated based on sales of third-party VOIs-commission basis (and not of system-wide sales of VOIs, net).
(5)	Unless otherwise indicated

Bluegreen Resorts - Year ended December 31, 2013 compared to the year ended December 31, 2012

Sales and Marketing

System-wide sales of VOIs, net. System-wide sales of VOIs, net include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale. The sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  System-wide sales of VOIs, net were $456.6 million and $370.3 million during 2013 and 2012, respectively. The growth in system-wide sales of VOIs, net during 2013 reflects an increase in the number of tours and a slight increase in the sale-to-tour conversion ratio. The number of tours increased by 13% in 2013 as compared to 2012. Additionally, during 2013 Bluegreen’s sale-to-tour conversion ratio was 18% compared to 17% during 2012. The increase in the number of tours reflects efforts to expand marketing to sales prospects through new marketing initiatives.

In 2009, Bluegreen began offering sales and marketing services to third-party developers for a fee. Under such an agreement, Bluegreen sells third party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis. Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements. Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales”. Gross revenues from FBS Sales were $141.1 million in 2013 as compared to $133.5 million in 2012.

In addition, during 2013, Bluegreen entered into agreements with third party developers that allow Bluegreen to buy VOI inventory from time to time on a just-in-time basis (“Just–In-Time Sales”).  These Just-In-Time VOI inventory purchase agreements have typically been structured to allow Bluegreen to purchase the inventory just prior to the re-sale of such VOIs by Bluegreen.  Gross revenues from Just-In-Time Sales in 2013 were $31.0 million.

During January 2012, Bluegreen began a formal program to acquire VOI inventory in connection with a new category of sales, which Bluegreen refers to as Secondary Market Sales, requiring low levels of capital deployment whereby Bluegreen acquires VOI inventory from its resorts’ POAs on a non-committed basis, in close proximity to the timing of when Bluegreen intends to resell such VOIs. VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a significant discount. Gross revenues from Secondary Market Sales were $41.4 million in 2013 as compared to $17.1 million in 2012.

The following table sets forth certain information for system-wide sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Year Ended December 31,
	2013	2012

Number of sales offices at period-end	24	23
Number of active contracts with fee-based clients at period-end	10	9
Total number of VOI sales transactions	38,413	32,232
Average sales price per transaction	$ 11,972	$ 11,830
Number of total prospects tours	209,979	185,137
Sale-to-tour conversion ratio– total prospects	18.3%	17.4%
Number of new prospects tours	126,051	106,466
Sale-to-tour conversion ratio– new prospects	13.5%	12.2%
Percentage of sales to owners	55.6%	58.0%
Average sales price per guest	$ 2,190	$ 2,060

Sales of VOIs.  Sales of VOIs represent sales of Bluegreen-owned VOIs, including VOIs obtained on a Just-In-Time basis and those acquired through secondary market arrangements, reduced by an estimate of uncollectible VOI notes receivable. In addition to the above-described factors impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of VOIs sold on behalf of third-parties on a commission basis. Sales of VOIs were $261.4 million in 2013 compared to $211.7 million in 2012.

During 2013 and 2012, Bluegreen reduced revenue by $54.1 million and $25.1 million, respectively, for its estimated future uncollectible notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans. In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses. Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 17% and 11% during 2013 and 2012, respectively. Additionally, during 2013, Bluegreen recorded a charge of $15.0 million to increase its estimate of future credit losses on loans originated prior to 2013.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates.

Cost of VOIs Sold. Cost of VOIs sold represents the cost of Bluegreen VOIs sold during the period and relieved from inventory. In addition to Bluegreen’s inventory from its traditional timeshare business (“Legacy Inventory”), Bluegreen-owned VOIs also include those that were acquired by Bluegreen under just-in-time and secondary market arrangements within the capital-light business strategy. Compared to the cost of Bluegreen’s Legacy Inventory, VOIs acquired in connection with just-in-time arrangements typically have a relatively higher associated product cost while those acquired in connection with secondary market arrangements typically have a lower product cost, as such inventory is generally obtained from the POAs selling the VOIs to Bluegreen  at a significant discount. During 2013 and 2012, cost of VOIs sold were $32.6 million and $24.4 million, respectively, and represented 12% of sales of VOIs for each of the period presented. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  While Bluegreen believes that there is additional inventory that can be obtained through additional secondary markets at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

Fee-Based Sales Commission Revenue.  During 2013 and 2012, Bluegreen sold $141.1 million and $133.5 million, respectively, of third-party inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $91.9 million and $87.8 million, respectively. The increase in the sales of third-party developer inventory during 2013 is due to an increase in the number of Bluegreen’s commission based clients, as well as the applicable factors described above relating to the overall increase in system-wide sales of VOIs, net.

Net Carrying Cost of VOI Inventory.   Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold VOI inventory to the property owners’ associations that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from the Bluegreen sampler programs. The carrying cost of Bluegreen’s inventory was $19.9 million and $19.4 million during 2013 and 2012, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $12.9 million and $10.7 million, respectively. The change in the net carrying cost of VOI inventory during 2013 compared to 2012 represents higher carrying costs associated with the recent opening of resorts in Big Bear, California and in Missouri, partly offset by increased revenue from the use of Bluegreen’s sampler programs.

Selling and Marketing Expenses.  Selling and marketing expenses were $212.2 million and $167.2 million in 2013 and 2012, respectively. As a percentage of system-wide sales, net, selling and marketing expenses increased to 46% in 2013 from  45% in 2012. The increase in expenses during 2013 compared to 2012 was a result of increased costs associated with new marketing initiatives focused on selling to new customers, and a lower proportion of sales to existing owners, which carry a relatively lower marketing cost. VOI sales to existing owners in 2013 were 56% as compared to 58% in 2012. Bluegreen has recently increased and currently expects to continue to increase its marketing efforts to new customers as opposed to existing owners as Bluegreen believes that its ability to continue to sell VOIs to its existing owner base will diminish over time. As a result, sales and marketing expenses as a percentage of sales may continue to increase as sales to new customers generally involve higher costs than sales to existing owners.

General and Administrative Expenses. General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $95.5 million and $80.3 million during 2013 and 2012, respectively. As a percentage of system-wide sales, net, general and administrative expenses were 21% and 22% during 2013 and 2012, respectively. The increase in general and administrative expenses during 2013 compared to 2012 is primarily due to increases in executive long-term incentive compensation, increased employee healthcare costs, and increased spending on information technology. Revenues from mortgage servicing in 2013 and 2012 of $1.2 million and $0.9 million, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services

Revenue and costs related to Bluegreen’s other fee-based services were as follows (in thousands):

	For the Year Ended December 31,
	2013	2012
Revenues:
Fee-based management services	$61,820	58,003
Title operations	8,962	9,482
Other	9,343	7,339
Total other fee-based services revenue	80,125	74,824

Costs:
Fee-based management services	30,997	28,101
Title operations	3,861	3,726
Other	9,982	5,608
Total cost of other fee-based services	44,840	37,435

Profit:
Fee-based management services	30,823	29,902
Title operations	5,101	5,756
Other	(639)	1,731
Total other fee-based services profit	$35,285	37,389

Other Fee-Based Services Revenue. Bluegreen’s other fee-based services revenue was $80.1 million and $74.8 million during 2013 and 2012, respectively, and consisted primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of the resorts within the Bluegreen Vacation Club. In connection with Bluegreen’s management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system, provides services to owners, and performs billing and collections services. Additionally, Bluegreen generates revenues from its food and beverage and other retail operations, as well as earns commissions on rentals of inventories owned by third parties, which are presented as “Other” revenues in the table above.

Fee-based management services revenues increased during 2013 as compared to 2012 due to an increase in club and property management revenues.  As of December 31, 2013 and 2012, Bluegreen managed 45 timeshare resort properties and hotels. Other Fee Based revenues increased during 2013 as compared to 2012 due to an increase in commissions from providing rental services to third parties.

Bluegreen intends to continue to pursue its efforts to provide management and title services to resort developers and others, on a cash-fee basis. While Bluegreen’s efforts to do so may not be successful, Bluegreen hopes that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $44.8 million and $37.4 million during 2013 and 2012, respectively. During 2013, the costs of providing management services increased as a result of the higher service volumes described above while the increase in cost of other reflects higher costs associated with programs provided to VOI owners.

Bluegreen Resorts - Year ended December 31, 2012 compared to the year ended December 31, 2011

Sales and Marketing

System-wide sales of VOIs, net. System-wide sales of VOIs, net increased to $370.3 million in 2012 from $302.7 million in 2011 as a result of an increase in the number of overall sales transactions, partially offset by a decrease in the average sales price per transaction. Bluegreen continued to increase sales prospects through targeted campaigns to owners and expansion of our alliance marketing programs.  Additionally, Bluegreen’s sales benefited from both an increase in the number of prospect tours and an improved sale-to-tour conversion ratio from 15% in 2011 to 17% in 2012.

The following table sets forth certain information for system-wide sales VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Year Ended December 31,
	2012	2011

Number of sales offices at period-end	23	21
Number of active contracts with fee-based clients at period-end	9	8
Total number of VOI sales transactions	32,232	25,592
Average sales price per transaction	$ 11,830	$ 12,065
Number of total prospects tours	185,137	166,024
Sale-to-tour conversion ratio– total prospects	17.4%	15.4%
Number of new prospects tours	106,466	95,954
Sale-to-tour conversion ratio– new prospects	12.2%	10.9%
Percentage of sales to owners	58.0%	57.2%
Average sales price per guest	$ 2,060	$ 1,860

Sales of VOIs. Sales of VOIs were $211.7 million in 2012 compared to $170.0 million in 2011. Sales of VOIs increased in 2012 as a result of the above described increase in system wide sales, including the commencement of Secondary Market Sales, during January 2012.

VOI revenue is reduced by an estimate of future uncollectible VOI notes receivable. Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 11% and 12% during 2012 and 2011, respectively.

Cost of VOIs Sold. During 2012 and 2011, cost of VOIs sold was $24.4 million and $27.1 million, respectively, and represented 12% and 16%, respectively, of sales of VOIs. Further, VOIs acquired in connection with Secondary Market Sales, which Bluegreen commenced during January 2012, generally have an overall lower product cost compared to Bluegreen’s existing VOI inventory.

Fee-Based Sales Commission Revenue.  During 2012 and 2011 Bluegreen sold $133.5 million and $109.2 million, respectively, of third-party inventory under the commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $87.8 million and $73.7 million, respectively. The increase in the sales of third-party developer inventory during 2012 is due to the increased number of fee-based service clients, as well as the applicable factors described above relating to the overall increase in system-wide sales of VOIs.

Net Carrying Cost of VOI Inventory.  During 2012 and 2011, the carrying cost of Bluegreen’s inventory was $19.4 million and $23.4 million, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $10.7 million and $9.1 million, respectively. The net carrying cost of VOI inventory decreased during 2012 due to lower maintenance fees as a result of reduced inventory levels through sales, as well as higher revenues from Bluegreen’s sampler programs.

Selling and Marketing Expenses. Selling and marketing expenses were $167.2 million and $135.6 million during 2012 and 2011, respectively. As a percentage of system wide sales, net, selling and marketing expenses remained relatively consistent during the years at 45% during both 2012 and 2011.  Bluegreen’s overall sale-to-tour ratios increased from 15% in 2011 to 17% in 2012.  Sales to existing owners, which carry a relatively lower marketing cost than sales to new owners, accounted for 58% of system-wide sales during 2012 as compared to 57% of system-wide sales during 2011.

General and Administrative Expenses. General and administrative expenses were $80.3 million and $64.2 million during 2012 and 2013, respectively. As a percentage of system-wide sales, net, general and administrative expenses increased slightly to 22% during 2012 from 21% during 2011.  Revenues from mortgage servicing in 2012 and 2011 of $0.9 million and $0.5 million, respectively, have been netted against general and administrative expenses.

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

Other Fee-Based Services Revenue. Revenues generated by other fee-based services were $74.8 million and $71.0 million during 2012 and 2011, respectively. Revenues related to other fee-based services increased in 2012 as Bluegreen provided services to more VOI owners, earned additional fees from new owner programs and generated greater title revenues on increased sales volumes. As of December 31, 2012 and 2011, Bluegreen managed 45 timeshare resort properties and hotels.

Cost of Other Fee-Based Services. Cost of other fee-based services was $37.4 million and $37.8 million in 2012 and 2011, respectively. During 2012, the costs of providing management and title services increased as a result of the higher service volumes described above. Additionally, cost of other fee-based services in 2011 included costs associated with certain projects that were not continued in 2012.

Other Revenues and Expenses – Years ended December 31, 2013, 2012 and 2011

Interest Income and Interest Expense. As of December 31, 2013, 2012 and 2011, Bluegreen’s net interest spread primarily included the interest earned on $552.4 million, $565.2 million and $619.6 million, respectively, of gross VOI notes receivable, net of interest expense incurred on $443.6 million, $445.7 million and $479.3 million, respectively, of related receivable-backed debt. The following table details the sources of interest income and interest expense (in thousands):

	For the Year Ended December 31,
Interest Income:	2013	2012	2011
VOI Notes receivable	$81,495	83,116	87,470
Other	735	566	655
Total interest income	82,230	83,682	88,125

Interest Expense:
Receivable-backed notes payable	27,090	32,825	40,514
Other	14,047	10,444	15,038
Total interest expenses	41,137	43,269	55,552
Net interest spread	$41,093	40,413	32,573

Net interest spread.    Net interest spread was $41.1 million, $40.4 million and $32.6 million during 2013, 2012, and 2011, respectively.  Net interest spread during 2013 reflects decreased interest expense as a result of lower average outstanding debt balances and lower costs of borrowing, offset by lower interest income as a result of the continued decrease in Bluegreen’s VOI notes receivable portfolio. Additionally, net interest spread for 2013 reflects the receipt of a refund of $1.0 million from the Internal Revenue Service for amounts Bluegreen previously paid related to Internal Revenue Code (“IRC”) Section 453. IRC Section 453 requires that certain companies pay interest on income deferred under the installment method of profit recognition.

Bluegreen’s effective cost of borrowing was 6.35%, 7.31%, and 7.59% during 2013, 2012, and 2011, respectively. Bluegreen’s cost of borrowing decreased during 2012 and 2013 as Bluegreen continued to repay higher-interest debt and obtained new financing at relatively lower rates.

Other Income/Expense, Net. During 2013, other expense, net was immaterial.  During 2012, Bluegreen realized other income, net of $0.8 million.  During 2011, Bluegreen incurred other expense, net of $1.1 million.   In 2011, Bluegreen incurred a $1.2 million charge due to an unfavorable outcome of a disputed deposit on an attempted past acquisition.

Net Income Attributable to Non-Controlling Interest.   Bluegreen includes in its consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. The non-controlling interest in income of Bluegreen/Big Cedar Vacations is the portion of the entity’s consolidated pre-tax income that is attributable to Big Cedar Vacations, LLC, the unaffiliated 49% interest holder.  Non-controlling interest in income of consolidated subsidiary was $13.3 million, $13.8 million and $9.6 million for 2013, 2012 and 2011, respectively.

Provision for Income Taxes.  Bluegreen’s annual effective tax rate has historically ranged between 35% and 43%, based primarily upon the mix of taxable earnings among the various states in which Bluegreen operates.  Bluegreen’s effective tax rates for 2013, 2012 and 2011 were 37.4%, 39.9% and 42.2%, respectively.  The effective tax rate in 2011 was negatively impacted by the expiration of stock options in November 2011. While Bluegreen recognized compensation expense in accordance with GAAP for those options, Bluegreen was unable to receive a deduction for income tax purposes because the options expired unexercised.

Discontinued Operations. In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash.

The results of discontinued operations for 2012 and 2011 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2012	2011

Revenues	$3,714	13,876
	3,714	13,876
Costs and Expenses :
Other costs and expenses	6,920	16,075
Interest expense	1,386	2,956
Loss on assets held for sale	205	57,935
	8,511	76,966

Loss from discontinued operations
before income taxes	$(4,797)	(63,090)
Benefit for income taxes	(1,304)	(21,591)
Loss from discontinued operations	(3,493)	(41,499)

Revenues and costs of discontinued operations in the table above relate to the period prior to the close of the transaction with Southstar in May 2012 and represent sales and marketing operations of Bluegreen Communities. Cost of discontinued operations during 2012 also includes expenditures to satisfy certain obligations of Bluegreen Communities not assumed by Southstar.

Loss from discontinued operations, net, was $0.4 million for year ended December 31, 2013. In 2013, Bluegreen’s provision for income taxes benefit attributable to discontinued operations was $0.2 million.

During 2011, Bluegreen incurred a $58.0 million loss on assets held for sale, which reflected primarily the write-down of Bluegreen Communities’ assets to their estimated fair value, derived from the sales price under the purchase agreement with Southstar, less costs to sell.  Upon the closing of the transaction in 2012, Bluegreen incurred an insignificant loss on sale as the carrying value of the assets approximated the proceeds received.

Discontinued operations include interest expense on notes payable which were collateralized by certain Bluegreen Communities inventory, property and equipment sold to Southstar and were repaid in full upon the sale of those assets.

Summary.  As a result of the various factors described above, Bluegreen realized net income of $37.6 million during 2013 compared to net income of $25.4 million in 2012 and a net loss of $4.2 million in 2011.

Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Cash flows provided by operating activities	$107,378	168,042	166,671
Cash flows (used in) provided by investing activities	(22,157)	21,536	(4,009)
Cash flows used in financing activities	(80,787)	(116,847)	(153,816)
Net increase in cash and cash equivalents	$4,434	72,731	8,846

Cash Flows from Operating Activities. Bluegreen’s operating cash flow decreased by $60.6 million during 2013 compared to 2012 primarily due to the following:

•

In 2013, Bluegreen expanded its inventory-related spending in connection with its capital-light business strategy. During 2013, Bluegreen paid approximately $24 million compared to $2 million in 2012 for inventory acquired in connection with Just-In-Time and Secondary Market Arrangements agreements.  See Liquidity and Capital Resources below for further detail related to the “just-in-time” fee-based service and secondary market sales initiatives;

•

In 2013, Bluegreen increased spending in connection with marketing efforts to new customers (which have a relatively higher cost than marketing to existing owners) and increased spending in connection with its strategic alliance with Choice Hotels. While the initiatives described above require immediate cash outlays, the associated cash benefit is typically realized in future periods;

•	In 2013, Bluegreen increased spending by $4.8 million on information technology expenses to sustain its business;
•

Payments of executive incentive compensation earned and accrued during 2012 but paid in 2013 under Bluegreen’s executive incentive compensation plan and payments of executive compensation earned and paid during 2013 under Bluegreen’s executive incentive compensation plan;

•

In 2013, Bluegreen spent $2.5 million to complete renovations at the Big Bear resort and $14.2 million in connection with Bluegreen/Big Cedar Vacations to construct a new resort building at the Paradise Point resort.  During 2012, $7.4 million was spent on VOI construction.

Bluegreen’s operating cash flow increased during 2011 and 2012 as Bluegreen continued to generate more cash from higher Bluegreen VOI sales and fee-based services, partly offset by lower principal payments and interest income on VOI notes receivable due to the decreasing balance of the portfolio. Additionally, cash from operating activities in 2011 benefited from an income tax refund of $2.5 million.

Cash Flows from Investing Activities.  During 2013, 2012 and 2011, Bluegreen spent $12.5 million, $6.2 million and $4.0 million, respectively, on property and equipment, primarily information technology, in connection with efforts to maintain and grow Bluegreen’s operations.  The cash generated by Bluegreen’s investing activities during 2012 reflects net proceeds of $27.8 million received from the sale of Bluegreen Communities, the majority of which was used to repay the H4BG Communities Facility, as discussed below.

Cash Flows from Financing Activities.  Cash used by financing activities during 2013 reflects gross proceeds of $75.0 million from the issuance of the 2013 Notes Payable, which along with an additional $14.2 million of Bluegreen’s unrestricted cash, were used to fund a portion of the consideration paid to Bluegreen’s former public shareholders in connection with the closing of the Bluegreen-Woodbridge Cash Merger in April 2013.

During 2013, Bluegreen received gross proceeds from the 2013-A Term Securitization of $110.6 million, a portion of which was used to repay $39.3 million under the BB&T Purchase Facility and $9.7 million under the Liberty Bank Facility. Additionally, during 2013, Bluegreen paid $47.0 million in dividends to its parent company. Bluegreen did not pay dividends during 2012. During 2013, cash distributions to the non-controlling member of Bluegreen/Big Cedar Vacations was $8.6 million as compared to $12.3 million in 2012.

During 2012, Bluegreen refinanced $75.0 million of receivable-backed debt through Bluegreen’s securitization of $111.7 million of notes receivable in September 2012 for gross proceeds of $100.0 million. Additionally, during 2012, Bluegreen amended several of its existing receivable-backed facilities to allow for additional borrowing capacity. As a result, during 2012, Bluegreen’s borrowings from receivable-backed debt increased by $130.2 million and Bluegreen’s repayments of receivable backed debt increased by $71.1 million, as compared to 2011. The repayments under Bluegreen’s line-of-credit facilities were $16.4 million higher in 2012 than in 2011, as Bluegreen repaid in full the H4BG Communities Facility in connection with the sale of Bluegreen Communities during May 2012.  During 2012, cash distributions to the non-controlling member of Bluegreen/Big Cedar Vacations exceeded the amount of the distribution in 2011.

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

While the vacation ownership business has historically been capital intensive, Bluegreen has sought to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) minimizing capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows, and (v) more recently by selling VOIs through Secondary Market Sales and Just-In-Time Sales.

Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts.  Development expenditures during 2014 are expected to be in a range of approximately $45 million to $55 million, substantially all of which is expected to relate to Bluegreen/Big Cedar Vacations. However, if the opportunity to acquire a strategic property on favorable terms presents itself, Bluegreen may decide to acquire additional VOI inventory, which would increase acquisition and development expenditures and may require the incurrence of additional debt.

In connection with Bluegreen’s capital-light business strategy, Bluegreen enters into agreements with third party developers that allow Bluegreen to buy VOI inventory from time to time on a “just-in-time” basis.  These just-in-time VOI inventory purchase agreements have typically been structured to allow Bluegreen to purchase the inventory just prior to the sale of such VOI.  Bluegreen’s capital-light business strategy also includes Secondary Market Sales pursuant to which Bluegreen enters into secondary market arrangements with certain resort POAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount as such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults.

Available funds may also be invested in real estate based opportunities and middle market operating businesses outside of the timeshare and hospitality industries.

During 2013, Bluegreen paid a total of $47 million in dividends to its parent company.  Bluegreen expects to continue to pay dividends to its parent company on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

On March 26, 2013, Bluegreen issued $75.0 million of notes payable (the “2013 Notes Payable”) in a private financing transaction. The 2013 Notes Payable are secured by certain of Bluegreen’s assets, including primarily the cash flows from the residual interests relating to Bluegreen’s term securitizations and VOI inventory in the Bluegreen Club 36 resort in Las Vegas, Nevada. Pursuant to the terms of the transaction, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort. Additional residual interests from future term securitizations, if any, may also be pledged. The 2013 Notes Payable initially accrued interest at a fixed rate of 8.8%. During April 2013, the interest rate prospectively decreased to a fixed rate of 8.05% based on a final rating obtained from a rating agency. The 2013 Notes Payable matures in March 2020, with certain required amortization during the seven-year term. The terms of the transaction include certain covenants and events of default, which are generally considered customary for transactions of this type. The proceeds were used to fund a portion of the consideration paid to Bluegreen’s former public shareholders in connection with the closing of the Bluegreen-Woodbridge Cash Merger during April 2013.

On September 26, 2013, Bluegreen completed a private offering and sale of $110.6 million of investment-grade, timeshare loan-backed notes (the "2013-A Term Securitization"). The 2013-A Term Securitization consisted of the issuance of two tranches of timeshare loan-backed notes (the “Notes”): $89.1 million of Class A and $21.5 million of Class B notes with note interest rates of 3.01% and 4.00%, respectively, which blended to an overall weighted average note interest rate of approximately 3.20%. The gross advance rate for this transaction was 93.75%. The Notes mature on December 4, 2028.  The amount of the timeshare receivables sold to the trust supporting the 2013-A Term

Securitization, BXG Receivables Note Trust 2013-A (the “2013-A Trust”), was $118.0 million, $95.4 million of which was sold to the Trust at closing and $22.6 million was sold to the 2013-A Trust prior to December 31, 2013. The gross proceeds of such sales to the 2013-ATrust are $110.6 million. A portion of the proceeds received were used to: repay Branch Banking and Trust Company ("BB&T") $39.3 million, representing all amounts outstanding (including accrued interest) under Bluegreen's existing purchase facility with BB&T (the "BB&T Purchase Facility"); repay Liberty Bank $9.7 million, (including accrued interest and a prepayment fee) under Bluegreen's existing facility with Liberty Bank (the “Liberty Bank Facility”); capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2013-A Term Securitization, Bluegreen, as servicer, funded $15.4 million in connection with the servicer redemption of the notes related to the trust established for Bluegreen’s 2005 Term Securitization, and certain of the timeshare loans in such trust were sold to the 2013-A Trust in connection with the 2013-A Term Securitization. The remainder of the gross proceeds from the 2013-A Term Securitization, net of the servicer redemption, were used for general corporate purposes.  As a result of the facility repayments described above, immediately after the closing of the 2013-A Term Securitization, (i) there were  no amounts outstanding under the BB&T Purchase Facility, which currently allows for maximum outstanding receivable-backed borrowings of $80 million on a revolving basis through December 17, 2014 and (ii) there was   $14.1 million outstanding under the Liberty Bank Facility, which allows for maximum outstanding receivable-backed borrowings of $50.0 million on a revolving basis through November 2015.

Bluegreen’s level of debt and debt service requirements have several important effects on Bluegreen’s operations, including the following: (i) significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases Bluegreen’s vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) Bluegreen’s leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen’s indebtedness require Bluegreen to meet certain financial tests and restrict Bluegreen’s ability to, among other things, borrow additional funds, dispose of assets or make investments; and (iv) Bluegreen’s leverage position may limit funds available for acquisitions, working capital, capital expenditures, dividends, and other general corporate purposes. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen does.

Credit Facilities

The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of Bluegreen’s liquidity as of December 31, 2013. These facilities do not constitute all of Bluegreen’s outstanding indebtedness as of December 31, 2013. Bluegreen’s other indebtedness includes outstanding junior subordinated debentures and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.   Bluegreen had the following credit facilities with future availability as of December 31, 2013, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions (dollars in thousands):

	Borrowing Limit		Outstanding Balance as of December 31, 2013		Availability as of December 31, 2013		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2013
Liberty Bank Facility	50,000		19,756		30,244		November 2015; November 2018	Prime Rate +0.75%; 4.25%
NBA Receivable Facility	30,000		28,505		1,495		October 2015; April 2021	(1)
CapitalSource Facility	40,000	(2)	24,851	(2)	15,149	(2)	September 2016; September 2019	30 day LIBOR+4.5%
BB&T Purchase Facility (5)	80,000	(5)	-		80,000	(5)	December 2014; December 2017	Applicable Index rate+3.5%(3)
Quorum Purchase Facility	30,000		23,775		6,225		March 2014; December 2030	(4)
	$230,000		96,887		133,113

(1)

Of the amount outstanding as of December 31, 2013, $2.2 million bears interest at the 30-day LIBOR + 5.25% subject to a floor of 6.75% and $26.3 million bears interest at 30-day LIBOR + 3.5% subject to a floor of 4.5%. Future borrowings will incur interest at the 30-day LIBOR + 3.5% subject to an interest rate floor of 4.5%.

(2)

The outstanding balance presented in the table above includes $4.2 million outstanding under the CapitalSource Term Loan. See Note 11 to the consolidated financial statements for further information regarding the CapitalSource Term Loan.

(3)

The Applicable Index Rate for portions of amounts outstanding under the BB&T Purchase Facility may be LIBOR, a “Cost of Funds” rate or commercial paper rates. Interest charged on this facility is subject to an index rate floor of 0.375%.  Additionally, as described in further detail below, the interest rate on the BB&T Purchase Facility will increase to the applicable interest rate plus 5.5% upon the expiration of the advance period.

(4)

Of the amount outstanding as of December 31, 2013, $12.5 million bears interest at a fixed rate of 6.9% and $11.3 million bears interest at a fixed rate of 5.5%. The interest rate on future borrowings is 5.5%.

(5)

As of December 31, 2013, availability was $20 million. Availability increases to $40.0 million as of February 1, 2014, $60.0 million as of March 1, 2014 and $80.0 million as of April 1, 2014 and thereafter.

Liberty Bank Facility. Bluegreen has had a timeshare receivables hypothecation facility with Liberty Bank (the “Liberty Bank Facility”) since 2008. The Liberty Bank Facility provides for maximum outstanding borrowings of $50.0 million at an advance rate of (i) 85% of the unpaid principal balance of the Qualified Timeshare Loans assigned to Agent, and (ii) 50% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to Agent on receivables pledged under the facility through November 2015, subject to customary terms and conditions. Principal repayments are made and interest is paid as cash is collected on the pledged receivables, with the remaining balance maturing in November 2018. The facility bears interest at the Prime Rate plus 0.75%, subject to an interest rate floor of 4.25%.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). The NBA Receivables Facility provides for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2015 secured by eligible timeshare receivables from Bluegreen/Big Cedar Vacations.  In December 2012, Bluegreen/Big Cedar Vacations received a one-time receivables advance at an advance rate of 85%, and an availability advance, which bear interest at the 30-day LIBOR plus 3.5% subject to a floor of 4.5%. In December 2013, the facility was amended to provide for subsequent advances to be subject to an advance rate of 85% and will bear interest at the 30-day LIBOR plus 3.5% per annum subject to a 4.5% floor.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. All amounts will mature and be due on April 10, 2021 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility. Of the amount outstanding as of December 31, 2013, $2.2 million bears interest at  the 30-day LIBOR + 5.25% subject to a floor of 6.75% and $26.3  million bears interest at the 30-day LIBOR +3.5% subject to a floor of 4.5%. Future borrowings will incur interest at the 30-day LIBOR plus 3.5%, subject to an interest rate floor of 4.5%. As of December 31, 2013, the weighted-average interest rate on amounts outstanding under the facility was 4.68%. The NBA Receivables Facility is cross-collateralized with the NBA Line of Credit which is described under “Credit Facilities for Bluegreen Inventory with Future Availability” below.

CapitalSource Facility. Since September 2011, Bluegreen has maintained revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  In July 2013, the CapitalSource Facility was amended to increase the aggregate borrowing base, extend the revolving advance period and the maturity date, increase the advance rate for certain eligible receivables, and reduce the interest rate. Pursuant to the terms of the amendment, the aggregate maximum outstanding borrowings were increased from $35.0 million to $40.0 million less amounts outstanding under the CapitalSource Term Loan (as described in Note 11 to the consolidated financial statements), and the revolving credit period was extended from September 2013 to September 2016, subject to an additional 12 month extension at the option of CapitalSource Bank. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. The interest rate on all existing and future borrowings under the CapitalSource Facility was reduced to the 30-day LIBOR plus 4.50% (from 30-day LIBOR plus 5.75%). Principal repayments and interest are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving credit period, with the remaining outstanding balance maturing in September 2019, subject to an additional 12 month extension at the option of CapitalSource Bank. The CapitalSource Facility is cross-collateralized with the CapitalSource Term Loan.

BB&T Purchase Facility. On December 17, 2013, Bluegreen’s timeshare notes receivable purchase facility with BB&T was amended to provide for maximum outstanding financings of $80.0 million ($20.0 million as of December 31, 2013, 40.0 million as of February 1, 2014, $60.0 million as of March 1, 2014 and $80.0 million as of April 1, 2014 and thereafter), on a revolving basis through December 17, 2014, secured by timeshare receivables at an advance rate of 70.0%, subject to the terms of the facility, eligible collateral and terms and conditions believed to be customary for financing arrangements of this type. Prior to the amendment, the facility provided for maximum outstanding financings of $40.0 million, on a revolving basis through December 17, 2013, secured by timeshare receivables at an advance rate of 67.5%. In connection with the amendment, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank”) joined as a participant in the facility, with all future financings to be funded 50% by Branch Banking and Trust Company and 50% by or through DZ Bank. The facility will mature and all outstanding amounts will become due thirty-six months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by BB&T, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ Bank. The interest rate under the facility equals the applicable index rate plus 3.5% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 5.5%. In each case, the applicable index rate is subject to a floor of 0.375%. Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the receivables advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the timeshare receivables included in the facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.

Quorum Purchase Facility. Since December 2010, Bluegreen has maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). In March 2013, the Quorum Purchase Facility was amended and expanded. Pursuant to the terms of the amendment and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2014 eligible timeshare receivables in an amount of up to an aggregate $30.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.5% per annum, with respect to any future advances. Amounts outstanding at the time of the amendment continue to bear interest at the prior rate of 6.9%.  Advances are also subject to a loan purchase fee of 0.5%. As of December 31, 2013, $11.3 million of the outstanding balance bore interest at a fixed rate of 5.5%, and $12.5 million of the outstanding balance bore interest at a fixed rate of 6.9%. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans. While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing. The facility becomes due in December 2030. The facility is nonrecourse and is not guaranteed by Bluegreen.

Credit Facilities for Bluegreen Inventories with Future Ability

NBA Line of Credit.  In December 2013, Bluegreen/Big Cedar Vacations entered into a $10.0 million revolving line of credit with NBA secured by timeshare inventory at the Paradise Point resort (the “NBA Line of Credit”). The NBA Line of Credit bears interest at a rate equal to 30-day LIBOR plus 4.5%, subject to an interest rate floor of 5.50% (5.50% as of December 31, 2013) and matures in December 2018. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions pursuant to the terms of the agreement. The NBA Line of Credit is cross-collateralized with the NBA Receivables Facility described above under “Credit Facilities for Bluegreen Receivables with Future Availability.”

Other Outstanding Notes Payable

Bluegreen has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.  Information regarding these facilities and securitizations is included in Note 11 to the Consolidated Financial Statements.

Commitments

Bluegreen’s material commitments as of December 31, 2013 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt and non-cancelable operating leases by period due date, as of December 31, 2013 (in thousands):

	Payments Due by Period
						Purchase
	Less than	1 — 3	4 — 5	After 5		Accounting
Contractual Obligations	1 year	Years	Years	Years		Adjustments	Total

Receivable-backed notes payable	$—	8,692	28,307	406,562	(1)	—	443,561
Lines-of-credit and notes payable	7,392	22,881	34,371	29,466		(171)	93,939
Jr. subordinated debentures	—	—	—	110,827		(48,448)	62,379
Inventory purchase commitment	7188	10404	13464	—		—	31,056
Noncancelable operating leases	9,032	18,248	14,631	13,208		1,142	56,261
Total contractual obligations	23,612	60,225	90,773	560,063		(47,477)	687,196

Interest Obligations (2)
Receivable-backed notes payable	21,878	43,397	42,369	121,265		—	228,909
Lines-of-credit and notes payable	6,856	11,370	7,885	1,694		—	27,805
Jr. subordinated debentures	5,653	11,307	11,307	96,820		—	125,087
Total contractual interest	34,387	66,074	61,561	219,779		—	381,801
Total contractual obligations	$57,999	126,299	152,334	779,842		(47,477)	1,068,997

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $0.7 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2013.

As of December 31, 2013, cash required to satisfy Bluegreen’s development obligations related to resort buildings and resort amenities is estimated to be approximately $4.4 million, all of which relate to Bluegreen/Big Cedar Vacations.

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

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with certain property owners’ associations. As of December 31, 2012 and December 31, 2013, Bluegreen had liabilities for subsidies totaling $2.6 million and $0.1 million, respectively, which are included in accrued liabilities and other on the Consolidated Balance Sheets as of those dates.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen may seek to put in place will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit.  Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

Credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what  Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, and may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect Bluegreen’s financial condition and results of operations. In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

Off-balance-sheet Arrangements

As of December 31, 2013, Bluegreen did not have any “off-balance sheet” arrangements.

BBX Capital

The Company’s consolidated financial statements include the results of operations of BBX Capital. On July 31, 2012, BBX Capital completed the sale of BankAtlantic, its former wholly owned banking subsidiary, to BB&T. As a result of the completion of the sale, BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units are presented as discontinued operations for all periods presented.   BBX Capital’s continuing operations are reported through two reportable segments: BBX and FAR. The only assets available to BFC from BBX Capital are dividends when and if paid by BBX Capital. BBX Capital is a separate public company, and its management prepared the following discussion, which was included in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2013. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries, references to the “Parent Company” are references to BBX Capital, at its parent company level,  and none of the foregoing are references to BFC, Woodbridge, or Bluegreen.

Introduction

BBX Capital was organized under the laws of the State of Florida in 1994. BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic and its subsidiaries.  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On July 31, 2012, BBX Capital completed its previously announced sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic, which we refer to together with the transactions related thereto, as the “BB&T Transaction.” Following the BB&T Transaction, BBX Capital requested and received approval from the Federal Reserve for deregistration as a savings and loan holding company effective July 31, 2012. As such, BBX Capital is no longer subject to regulation by the Federal Reserve or restrictions applicable to a savings and loan holding company.

BBX Capital’s activities subsequent to the consummation of the BB&T Transaction as of July 31, 2012 involve the ownership, financing, acquisition, development and management of real estate and real estate related assets and consists of the activities associated with BBX Capital’s portfolio of loans receivable, real estate properties acquired through foreclosure, and portfolio of charged off loans as well as its investments in operating businesses.  BBX Capital also manages FAR including overseeing the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

BBX Capital is currently actively engaged in joint venture arrangements with developers for residential and commercial development projects in which BBX Capital funds its equity investment in joint ventures through cash investments or by contributing real estate properties.  BBX Capital is also pursuing investments in middle market operating businesses.

During the year ended December 31, 2013, BBX Capital invested in the following operating businesses.

In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge.  Woodbridge’s principal asset is its ownership of Bluegreen. Bluegreen is a vacation ownership company with 225,000 owners and over 60 owned or managed resorts.  BFC owns the remaining 54% of Woodbridge.

In October 2013, a joint venture entity, Renin, owned 81% by BBX Capital and 19% by BFC acquired substantially all of the assets and certain liabilities of Renin Corp. Renin Corp. manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and four manufacturing, assembly and distribution facilities in Canada, the United States and the United Kingdom.

In December 2013, a wholly-owned subsidiary of BBX Capital acquired the outstanding common shares or membership interests in Hoffman’s Chocolates and its subsidiaries Boca Bons and Good Fortunes.  Hoffman’s is a manufacturer of gourmet chocolates, with four retail locations throughout South Florida.

Consolidated Results of Operations

The Company reports its consolidated results of operations in two reportable segments, BBX and FAR. The results of Renin and Hoffman’s were not included in the Company’s segment reporting as the businesses were recently acquired and discrete financial information was not available as of December 31, 2013.  Management will evaluate the Company’s reportable segments in subsequent periods to determine if the acquired businesses are reportable segments or reportable within another segment.

The BBX reportable segment consists of the activities associated with BBX Capital’s portfolio of loans receivable, and its portfolio of real estate properties, maximizing the cash flows from its portfolio of charged-off loans, and pursuing equity and debt investment opportunities in real estate and operating businesses. The BBX reportable segment also includes equity earnings from its investment in Woodbridge. The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.   FAR’s activities began on August 1, 2012.

The results of operations of BBX for the years ended December 31, 2012 and 2011 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and FAR, BankAtlantic’s Commercial Lending reporting unit and all of BankAtlantic’s general corporate overhead.

Income (loss) from continuing operations from each of the Company’s reportable segments and the results of operations of Renin and Hoffman’s after their respective dates of acquisition was as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
BBX	$40,526	(41,297)	(78,992)
FAR	8,133	(5,923)	-
Other (1)	(101)	-	-
Income (loss) from continuing operations
before provision (benefit) for income taxes	48,558	(47,220)	(78,992)
Provision (benefit) for income taxes	314	(18,744)	(19,480)
Income (loss) from continuing operations	$48,244	(28,476)	(59,512)

(1) Other represents the activities of Renin and Hoffman’s from the date of acquisition through December 31, 2013.

For the year ended December 31, 2013 compared to the year ended December 31, 2012.

BBX Segment

BBX reportable segment improvement in income (loss) from continuing operations for the year ended December 31, 2013 primarily resulted from a significant loan loss recoveries, equity earnings from BBX Capital’s April 2013 investment in Woodbridge and lower selling, general and administrative expenses as well as a decline of impairments on loans held-for-sale and real estate.

The significant loan loss recoveries relate to a settlement with a borrower which resulted in reversals of previously charged-off commercial loans of $20.1 million and interest income recoveries of $13.6 million.  Additionally, CAM foreclosed on a residential commercial real estate property resulting in an $11.1 million recovery as the fair value of the collateral was greater than the recorded investment of the loan based on an updated valuation.

Equity earnings from BBX Capital’s investment in Woodbridge from the date of the investment (April 3, 2013) through December 31, 2013 were $13.5 million.

Selling, general and administrative expenses declined from $48.1 million for the year ended December 31, 2012 to $23.5 million for the same 2013 period.   The decline in expenses was due primarily to the reduction in BBX’s cost structure as a result of the sale of BankAtlantic and the elimination of BankAtlantic’s general corporate overhead, which was included in its entirety during the seven months ended July 31, 2012.   As a consequence, occupancy and employee compensation and benefit expenses were reduced by $11.3 million for the year ended December 31, 2013 compared to the same 2012 period.

Net asset impairments during the year ended December 31, 2013 were $0.2 million compared to $8.6 million during the year ended December 31, 2012.  The 2013 impairments reflected $0.6 million of net impairments from real estate and $0.4 million of valuation allowance reversals associated with loans held-for-sale.  Asset impairments during the year ended December 31, 2012 represented $9.1 million of increased impairments on real estate and $0.7 million of impairments on loans held-for-sale.  Management believes that the lower impairments during the year ended December 31, 2013 may reflect a general appreciation of real estate values during 2013.

FAR Segment

The FAR reportable segment improvement in income (loss) from continuing operating primarily resulted from loan loss recoveries of $9.7 million and $3.2 million of gains on the sales of assets partially offset by $4.5 million of asset impairments.

The $9.7 million recoveries for loan losses resulted primarily from the payoff of two nonaccrual loans.  The recoveries were partially offset by a $2.7 million increase in the provision for loan losses associated with the transfer of first lien residential loans to loans held-for-sale.

Net gains on sales of assets during the year ended December 31, 2013 resulted from gains on sales of real estate, properties and equipment and tax certificates of $1.3 million, $1.0 million and $0.9 million, respectively.

Asset impairments during the year ended December 31, 2013 consisted of $2.0 million impairment on an office warehouse property based on an updated valuation and $1.6 million increase in loans held-for-sale valuation allowances.  The increase in the valuation allowance for loans held-for-sale resulted from a decline in small business loan valuations.

Other

Other represents the activities of Renin and Hoffman’s from the date of acquisition through December 31, 2013.  Included in the other activities were $1.1 million of acquisition related costs and a $1.0 million bargain gain associated with the Renin Transaction.

For the Year Ended December 31, 2012 compared to the year ended December 31, 2011.

BBX Segment

The improvement in BBX’s loss from continuing operations during 2012 compared to 2011 was primarily the result of lower provision for loan losses, interest expense, asset impairments and selling, general and administrative expenses and higher net gains from the sales of assets.

The decrease in the provision for loan losses of $40.0 million primarily reflects what management believes to be a stabilization of real estate property values in 2012 resulting in lower charge-downs of collateral dependent loans to the fair value of the collateral less cost to sell relative to prior periods. BB&T acquired $297.3 million of commercial loans upon the sale of BankAtlantic in the BB&T Transaction, which contributed to fewer loans migrating to a non-accrual status subsequent to the BB&T Transaction.

The $6.0 million reduction in interest expense resulted from lower average balances as BB&T assumed all of the Company’s outstanding TruPS obligations as of July 31, 2012 resulting in only seven months of interest expense during 2012 compared to a full year of interest expense during 2011.

The decrease in asset impairments reflects fewer assets and lower real estate valuation adjustments from updated property valuations during 2012 compared to the same 2011 period.

The decrease in selling, general and administrative expenses reflects a $5.9 million reduction in occupancy expenses.  The lower occupancy expense reflects the consolidation of back-office facilities during prior periods, the consummation of the BB&T Transaction as of July 31, 2012 and the terms of a transition services agreement entered into with BB&T in connection with the BB&T Transaction that permitted BBX to use office space at its former headquarters at no cost from July 31, 2012 through December 1, 2012.

The higher net gains from the sales of assets resulted primarily from the sale of $3.6 million of properties retained in the BB&T Transaction for a $5.6 million gain.

The above improvements in BBX’s loss from continuing operations were partially offset by $22.7 million of lower interest income resulting primarily from a significant reduction in loan average balances associated with the acquisition of $297.3 million of commercial loans by BB&T upon the sale of BankAtlantic in the BB&T Transaction and the reduction in commercial loan originations during prior periods.

FAR Segment

The FAR reportable segment incurred a $5.9 million loss from continuing operations before income taxes from inception (August 1, 2012) through December 31, 2012.  The loss reflects a $4.6 million provision for loan losses associated primarily with consumer and residential loan charge-offs based on updated valuations on non-performing loans.  FAR earned $3.6 million of interest income on its loan portfolio and incurred $2.5 million of interest expense consisting of the priority return of LIBOR plus 200 basis points payable with respect to BB&T’s preferred membership interest.  FAR incurred $2.3 million of selling, general and administrative expenses during the five month period associated primarily with foreclosure activities and loan servicing fees.

Results of Discontinued Operations

BankAtlantic had five reporting units of which each reflected a component of the BankAtlantic entity and was the lowest level for which cash flows could be clearly distinguished, operationally and for financial reporting purposes.  The Company determined that the Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  The Company sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T upon consummation of the BB&T Transaction on July 31, 2012.  The Company did not continue in any material respect any activities of or have any continuing involvement with these reporting units.

Income from the Company’s discontinued operations was as follows (in thousands):

	For the Year Ended December 31,
	2012	2011
Net interest income	$37,384	84,595
Provision for loan losses	(18,383)	(33,764)
Gain on the sale of BankAtlantic	290,642	-
Non-interest income	37,234	124,994
Non-interest expense	(61,634)	(125,872)
Income from discontinued operations
before provision for income taxes	285,243	49,953
Provision for income taxes	(21,005)	(19,182)
Income from discontinued operations	$264,238	30,771

For the Year Ended December 31, 2012 compared to the year ended December 31, 2011.

The significant increase in income from discontinued operations during the year ended December 31, 2012 compared to the same 2011 period resulted primarily from the gain recognized on the sale of BankAtlantic to BB&T.  As a consequence of the sale, the income from discontinued operations for the year ended December 31, 2012 includes seven months of BankAtlantic’s activities while the 2011 period included twelve months of BankAtlantic’s activities.

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

Provision for income taxes

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations or accumulated other comprehensive loss.  However, an exception to the general rule exists when there is a pre-tax loss from continuing operations and pre-

tax income from other categories.  In such instances, income from other categories is used to offset the current loss from continuing operations resulting in such offset being reflected in continuing operations.  The offset is limited to the lower of income from other categories or the loss from continuing operations.  As a consequence, the Company recognized a continuing operation benefit for income taxes for the year ended December 31, 2012 in the amount of $18.7 million. The discontinued operations provision for income taxes represents the $18.7 million benefit in continuing operations for the year ended December 31, 2012 plus $2.3 million of additional provision for income taxes included in other comprehensive income that was transferred to discontinued operations as a result of the sale of BankAtlantic.

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

BBX Results of Operations

The following table is a condensed income statement summarizing the results of operations of BBX Capital’s business segment (“BBX”) (in thousands):

	For the Year Ended			Change	Change
	December 31,			2013 vs	2012 vs
	2013	2012	2011	2012	2011
Interest income	$14,490	18,312	41,046	(3,822)	(22,734)
Net gains on sales of assets	3,525	5,551	2,630	(2,026)	2,921
Income from real estate operations	2,743	3,798	1,912	(1,055)	1,886
Other revenues	1,304	607	94	697	513
Total revenues	22,062	28,268	45,682	(6,206)	(17,414)
Interest expense	1,774	9,577	15,572	(7,803)	(5,995)
Real estate operating expenses	3,681	5,442	3,186	(1,761)	2,256
Selling, general and administrative expenses	23,451	48,074	53,376	(24,623)	(5,302)
Total costs and expenses	28,906	63,093	72,134	(34,187)	(9,041)
Equity earnings in Woodbridge	13,461	-	-	13,461	-
Recoveries from (provision for) loan losses	34,128	2,163	(37,874)	31,965	40,037
Asset impairments	(219)	(8,635)	(14,666)	8,416	6,031
Income (loss) from continuing operations before benefit for income taxes	40,526	(41,297)	(78,992)	81,823	37,695
Benefit for income taxes	-	(16,393)	(19,480)	16,393	3,087
Income (loss) from continuing
operations	$40,526	(24,904)	(59,512)	65,430	34,608

Interest Income

The reduction in interest income for each of the years in the three year period ended December 31, 2013 resulted primarily from the acquisition of $297 million of BankAtlantic’s commercial loans by BB&T and the transfer of $223.8 million of BankAtlantic’s commercial loans to FAR in connection with the sale of BankAtlantic in the BB&T Transaction as of July 31, 2012.  The interest income during 2013 consisted primarily of $13.6 million of interest income recovered in connection with the repayment of nonaccrual loans pursuant to a settlement agreement with respect to litigation between CAM and Daniel S. Catalfumo and certain members of his family and affiliated entities.  The remaining interest income recognized during 2013 was interest income recognized on a cash basis from non-accrual loans.

Net gains on the sales of assets

The net gains on the sales of assets during the years ended December 31, 2013, 2012 and 2011 were primarily gains/losses on the sales of real estate properties.  Included in net gains on sales of assets during the year ended December 31, 2013 was a $1.5 million gain from the sale of rental property, a $1.0 million gain on the sale of a storage facility and a $0.6 million gain on the sale of a held-for-sale commercial real estate loan.

The net gains on the sales of assets during the year ended December 31, 2012 primarily represents the sale of two BankAtlantic properties retained by BBX in the BB&T Transaction for a $5.6 million gain.  The properties were acquired by BankAtlantic for branch and back office facilities expansion.

The net gains on the sales of assets held for sale during the year ended December 31, 2011 primarily represent $2.1 million of gains recognized on the sale of $5.6 million of commercial loans.   These gains on loan sales were partially offset by a $1.5 million other than temporary decline in value of an equity investment in a financial institution.

Income from Real Estate Operations

Income from real estate operations consists primarily of rental income from foreclosed properties.  The decrease in real estate revenue during the year ended December 31, 2013 compared to the 2012 year reflects sales of rental properties during 2013.

Other revenues

Other revenues for the year ended December 31, 2013 consist primarily of $0.7 million of recoveries on loans in excess of contractual principal and interest due and deposit overdraft recoveries associated with the charged off deposit overdraft portfolio retained in the BB&T Transaction.

Other revenues for the year ended December 31, 2012 primarily represented equity earnings of $281,000 from the trusts formed to issue the TruPS, deposit overdraft recoveries and retention of a $67,000 non-refundable deposit associated with a contract to sell a real estate property. The equity earnings during the year ended December 31, 2012 represented seven months of activity as the trusts were acquired by BB&T as of July 31, 2012 in connection with the assumption by BB&T of all of the Company’s TruPS obligations upon consummation of the BB&T Transaction.

Other revenues for the year ended December 31, 2011 related primarily to fees from BFC for services provided to BFC partially offset by equity losses from the trusts formed to issue TruPS.

Interest expense

Interest expense for the year ended December 31, 2013 resulted from two notes payable aggregating $10.3 million issued as of December 31, 2012.  The notes were issued to two third party participants in loans for which we were the lead lender in connection with our acquisition of the participants’ interest in a loan and certain real estate property. One note payable in the amount of $2.5 million was repaid in December 2013.

Interest expense for the years ended December 31, 2012 and 2011 relates to interest expense recognized on the TruPS assumed by BB&T upon consummation of the BB&T Transaction.

Real Estate Operating Expenses

Real estate operating expenses for the years ended December 31, 2013, 2012 and 2011 represent real estate taxes, insurance and holding costs associated with real estate acquired through foreclosure.

Selling, general and administrative expenses consisted of the following (in thousands):

	For the Years Ended			Change	Change
	December 31,			2013 vs	2012 vs
	2013	2012	2011	2012	2011
Employee compensation and benefits	$14,231	21,920	22,439	(7,689)	(519)
Occupancy and equipment	992	4,622	10,492	(3,630)	(5,870)
Professional fees	6,226	14,733	10,006	(8,507)	4,727
Other	2,002	6,799	10,439	(4,797)	(3,640)
Total selling, general and administrative expenses	$23,451	48,074	53,376	(24,623)	(5,302)

BankAtlantic’s general corporate overhead was included in its entirety in BBX’s selling, general and administrative expense for the seven months ended December 31, 2012 and the year ended December 31, 2011.  In connection with the BB&T Transaction, BBX entered into a transition services agreement with BB&T pursuant to which, among other things, former employees of BankAtlantic provided specified services to BBX at no cost to BBX until the later of such date that they were no longer employed by BB&T or October 2012 and BBX had the right to utilize office space at BankAtlantic’s former headquarters at no cost until December 2012. As a consequence, BBX did not recognize compensation expenses during the two months ended September 30, 2012 for services performed on behalf of BBX by these BB&T employees as the fair value of the costs of these services was not material.  BBX’s cost structure significantly changed as a result of the reduction in general overhead associated with the consummation of the BB&T Transaction. The reduction in general corporate overhead was partially offset by the relocation of BBX’s corporate headquarters in December 2012 and the hiring of 33 former BankAtlantic employees.

Employee Compensation and Benefits

The decrease in employee compensation during the year ended December 31, 2013 compared to the same 2012 and 2011 periods was due primarily to the reduction in BBX’s cost structure as a result of the sale of BankAtlantic and the elimination of BankAtlantic’s general corporate overhead as of August 1, 2012.

Occupancy and Equipment

The significant decline in occupancy and equipment expense during the year ended December 31, 2013 compared to the same 2012 and 2011 periods was due primarily to the relocation of BBX’s corporate headquarters and the elimination of BankAtlantic’s general corporate overhead.

Professional fees

The decrease in professional fees during the year ended December 31, 2013 compared to the same 2012 period resulted primarily from legal costs during the 2012 period associated with litigation instituted by certain TruPS holders and trustees in connection with the BB&T Transaction which was resolved during the 2012 period. Legal costs during the year ended December 31, 2013 primarily represented fees associated with the SEC civil action, foreclosures and collections.

The increase in professional fees during the year ended December 31, 2012 compared to the same 2011 period resulted primarily from the TruPS litigation and secondarily from higher insurance reimbursements during 2011 compared to 2012.

Other

The decline in other expenses during the year ended December 31, 2013 compared to the same 2012 period resulted from lower operating expenses associated with the sale of BankAtlantic.  The decline in other expenses during the year ended December 31, 2012 compared to the same 2011 period reflected lower operating costs associated with the consolidation of back office facilities and the reduction in the workforce as well as lower operating expenses associated with the sale of BankAtlantic.

Asset Impairments

Asset impairments during the year ended December 31, 2013 reflect $0.6 million of net impairments from real estate and $0.4 million of valuation allowance reversals associated with loans held-for-sale.  The impairments and allowance reversals were primarily the result of updated valuations and loan repayments.

Asset impairments during the year ended December 31, 2012 represented $9.1 million of increased impairments on real estate and $0.7 million of impairments on loans held-for-sale compared to $11.8 million of impairments on real estate and $2.8 million of impairments on loans held-for-sale during the year ended December 31, 2011.

(Recoveries from) provision for loan losses

Changes in the allowance for loan losses were as follows (in thousands):

	For the Year Ended December 31,
Allowance for Loan Losses:	2013	2012	2011	2010	2009
Balance, beginning of period	$1,309	129,887	162,139	187,218	137,257
Charge-offs :
Commercial real estate	(913)	(54,189)	(43,266)	(107,994)	(112,769)
Commercial non-real estate	-	(15,667)	(8,205)	(996)	(516)
Discontinued operations	-	(22,699)	(60,278)	(65,661)	(72,605)
Total Charge-offs	(913)	(92,555)	(111,749)	(174,651)	(185,890)
Recoveries
Commercial real estate	24,753	3,882	1,272	1,661	700
Commercial non-real estate	9,933	893	1,140	716	500
Discontinued operations	-	4,474	5,447	2,834	1,993
Total recoveries	34,686	9,249	7,859	5,211	3,193
Net (charge-offs)	33,773	(83,306)	(103,890)	(169,440)	(182,697)
(Recovery from) provision
for loan losses	(34,128)	(2,163)	37,874	91,455	131,181
Transfer of allowance for
loan losses to FAR	-	(6,691)	-	-	-
Transfers to held for sale	-	(48,645)	-	-	-
Discontinued operations
provision	-	12,227	33,764	52,906	101,477
Balance, end of period	$954	1,309	129,887	162,139	187,218

Discontinued operations represents the activity in the allowance for loan losses associated with the Community Banking and Capital Services reporting units.

The commercial real estate charge-offs during the year ended December 31, 2013 related to three commercial real estate loans. Two of the loans were charged down $0.5 million in the aggregate due to updated valuations and the other loan was charged down by $0.4 million in connection with a short sale.

The commercial real estate and non-real estate loan recoveries during the year ended December 31, 2013 primarily relate to the repayment of non-accrual loans pursuant to the Catalfumo settlement agreement which resulted in reversals of previously charged-off commercial real estate and commercial non-real estate loans of $10.2 million and $9.9 million, respectively.  Additionally, CAM foreclosed on a residential commercial real estate property resulting in an $11.0 million recovery as the fair value of the collateral was greater than the recorded investment of the loan based on an updated valuation.  The remaining recoveries during the year ended December 31, 2013 resulted primarily from cash collected on certain previously charged-off loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction and recoveries from foreclosures as the fair value of the underlying collateral less cost to sell was greater than the recorded investment on certain loans.

In June 2013, CAM entered into a settlement agreement, which was amended on October 21, 2013, with respect to litigation between CAM and Daniel S. Catalfumo and certain members of his family and affiliated entities (collectively, “Catalfumo”) relating to the Company’s lending relationship with Catalfumo. Pursuant to the terms of the amended settlement agreement, Catalfumo agreed to pay CAM $30 million in cash plus accrued interest, of which $22 million was paid to the Company on November 4, 2013 and the remaining $8.8 million was paid on December 5, 2013.  Catalfumo also transferred to CAM two land parcels and a building with an adjacent parking garage with an aggregate fair value of $13.2 million as of December 31, 2013.   These properties were recorded as real estate held-for-investment in the Company’s Statement of Financial Condition as of December 31, 2013.  BBX plans to obtain governmental approvals and entitlements with a view to enhancing the value of the properties and either entering into a joint venture relationship to develop the real estate or selling the properties to a third party.  The Catalfumo settlement resulted in BBX recognizing recoveries from loan losses and interest income recoveries of $20.1 million and $13.6 million, respectively, during the fourth quarter of 2013.

Commercial real estate loan charge-offs during the year ended December 31, 2012 included $46.7 million of charge-offs related to previously established specific valuation allowances.  BBX charged-off specific valuation allowances on collateral dependent loans during the first quarter of 2012 in accordance with OCC guidance (which is discussed in more detail below).  Excluding these specific valuation allowance charge-offs, commercial real estate charge-offs declined from $43.3 million during the years ended December 31, 2011 to $7.5 million during the year ended December 31, 2012.  The significant reduction in charge-offs reflected declines in loan balances and the number of loans migrating to a non-accrual status in part reflecting the virtual halt of commercial loan originations after December 2008 as well as the transfer of $378.2 million of commercial real estate loans to loans held for sale in March 2012 in connection with the BB&T Transaction.

Commercial non-real estate loan charge-offs during the year ended December 31, 2012 included $12.5 million of charge-offs related to previously established specific valuation allowances. The remaining charge-offs during the year ended December 31, 2012 period related primarily to two asset backed loans.  The commercial non-real estate loan charge-offs during year ended December 31, 2011 related primarily to $7.5 million of charge-offs associated with a factoring joint venture that ceased operations in September 2011.

The reduction in discontinued operations loan charge-offs and provision for loan losses reflects management’s perception of improving economic conditions, declining unemployment rates in Florida and the slowing of the decline in property values associated with residential and consumer home equity loans.

The commercial real estate loan recoveries during the years ended December 31, 2012 and 2011 resulted primarily from foreclosures as the fair value of the properties less cost to sell was higher than the recorded investment in the loans reflecting what management believed to be improvements in property valuations subsequent to the charge down of the foreclosed loans.

Loans with a recorded investment of $1.9 billion were transferred to assets held for sale as of March 31, 2012 as those loans were anticipated to be transferred to BB&T upon the sale of BankAtlantic in the BB&T Transaction.  The allowance for loan losses as of March 31, 2012 associated with these commercial loans was $48.6 million and was included in the above table for the year ended December 31, 2012.

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

	December 31, 2013			December 31, 2012			December 31, 2011
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial non-mortgage	$954	28.64%	19.58%	$1,309	19.73%	12.15%	$17,192	14.55%	4.59%
Commercial real estate	-	-	80.42%	-	-	87.85%	66,269	9.74%	26.42%
Discontinued operations	-	-	-	-	-	-	46,426	2.61%	68.99%
Total allowance for loan losses	$954	5.61%	100.00%	$1,309	2.40%	100.00%	$129,887	5.04%	100.00%

	December 31, 2010			December 31, 2009
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	ALL	Loans
	by	in each	to gross	by	to gross	by
	category	category	loans	ALL	loans	category
Commercial non-mortgage	$10,786	7.95%	4.27%	$4,515	2.91%	3.24%
Commercial real estate	83,859	9.37%	28.15%	105,288	9.03%	29.41%
Discontinued operations	67,494	3.14%	67.58%	77,415	3.03%	67.35%
Total allowance for loan losses	$162,139	5.10%	100.00%	$187,218	4.83%	100.00%

Included in the allowance for loan losses in the above table were specific valuation allowances as follows (in thousands):

	December 31,
	2013	2012	2011	2010	2009
Commercial non-real estate	$954	784	15,408	9,850	174
Commercial real estate	-	-	52,582	62,986	56,153
Discontinued operations	-	-	9,257	16,761	14,158
Total	$954	784	77,247	89,597	70,485

The allowance for loan losses at December 31, 2013 consisted primarily of specific valuation allowances on two commercial non-real estate loans with an aggregate recorded investment of $3.0 million.  The remaining allowance for loan losses relates to one $2.1 million performing commercial real estate loan.  There was no allowance for loan losses assigned to the balance of BBX’s loans receivable ($11.9 million) as the loans are collateral dependent and were charged down to the fair value of the collateral less cost to sell.

The decrease in the allowance for loan losses at December 31, 2012 compared to the prior periods resulted primarily from the charge-off of specific valuation allowances on collateral dependent loans as well as from the transfer of $1.8 billion of loans and $46.3 million of related allowance for loan losses to BB&T in connection with the sale of BankAtlantic.  The reduction in allowance for loan losses to gross loans in each category also reflects the charge-off of $65.7 million of the specific valuation allowances discussed in the following paragraph and the fact that a higher percentage of the loans which were retained by the Company in the BB&T Transaction were non-performing and/or collateral dependent.  An allowance for loan losses was not established for those collateral dependent loans as these loans were instead charged-down to the fair value of the collateral less cost to sell.  The specific valuation allowance as of December 31, 2012 reflects impaired loans measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.

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

At the indicated dates, BBXs non-performing loans, loans contractually past due 90 days or more and still accruing and troubled debt restructured loans were as follows (in thousands):

		As of December 31,
		2013	2012	2011	2010	2009
Non-Accrual Loans:
Commercial real estate		$11,526	45,784	177,390	228,343	207,206
Commercial non-mortgage		3,331	3,362	20,120	17,659	23,621
Discontinued operations		-	-	96,075	115,173	102,351
Total non-accrual loans		$14,857	49,146	293,585	361,175	333,178
Total non-accrual loans as
a percentage of:
Total assets	%	6.30	28.13	7.98	8.01	6.92
Loans	%	87.35	95.68	11.39	11.36	8.59

Total Assets		$235,841	174,691	3,678,119	4,509,433	4,815,617
Total Loans		17,009	51,364	2,578,096	3,180,317	3,876,997
Allowance for loan losses		$954	1,309	129,887	162,139	187,218

Other Accruing Impaired Loans
Contractually past due 90 days
or more (1)		$-	-	80	-	9,960
Performing impaired loans (2)		-	-	-	11,880	6,150
Troubled debt restructured loans		-	-	116,954	96,006	107,642
Total Other Accruing Impaired Loans		$-	-	117,034	107,886	123,752

Held for Sale Loans		$-	4,696	55,602	29,766	4,747

(1)	The majority of these loans had matured and the borrowers continued to make payments under the matured loan agreement or the loan had sufficient collateral to prevent loss.

(2)

BBX believed that it would ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not have been in accordance with the contractual terms of the loan agreement.

Troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,
	2013		2012		2011
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$6,865	-	10,632	-	90,899	96,146
Discontinued operations	-	-	-	-	15,471	20,808
Total	$6,865	-	10,632	-	106,370	116,954
Held for sale	$-	-	304	-	18,389	-

The reduction in non-performing loans as of December 31, 2013 compared to December 31, 2012 primarily resulted from the foreclosure of four properties with an aggregate loan recorded investment of $35.1 million as of December 31, 2012. BBX’s loans as of December 31, 2013 are generally collateral dependent loans and in the process of foreclosure.

The reduction in non-performing loans during the year ended December 31, 2012 compared to prior years resulted from the sale of BankAtlantic to BB&T.

The decline in commercial real estate non-accrual loans during the year ended December 31, 2011 resulted primarily from a decline in loans migrating to a non-accrual status.  During the year ended December 31, 2011, $81.2 million of loans migrated to a non-accrual status while $229.1 million of loans migrated to non-accrual during the same 2010 period.  Additionally, during the year ended December 31, 2011, four non-accrual loans with an aggregate book value of $15.1 million were sold and $33.8 million of commercial real estate non-accrual loans were transferred to real estate owned.

The increase in commercial real estate non-accrual loans during the two year period ended December 31, 2010 reflects the migration of commercial residential loans to a non-accrual classification during the entire period as well as higher commercial other loans migrating to non-accrual status during the year ended December 31, 2010.  During the year ended December 31, 2011, the decline in real estate values slowed and the economic environment as well as the unemployment rate improved compared to prior periods.

Discontinued operations loans consisted of consumer, small business and residential loans.  The non-accrual balances remained at elevated levels generally due to prolonged foreclosure time frames and high unemployment rates.

The following table shows BBX’s real estate held-for-sale and real estate held-for-investment grouped by the following classifications:

	As of December 31,
(in thousands)	2013	2012
Real Estate:
Held-for-sale
Land	$10,307	16,268
Rental properties	-	6,298
Residential single-family	-	252
Other	-	1,249
Total held for sale	$10,307	24,067
Held-for-investment
Land	$74,759	36,141
Rental properties	15,705	-
Other	788	845
Total held-for-investment	$91,252	36,986
Total Real Estate	$101,559	61,053

The increase in total real estate balances as of December 31, 2013 compared to December 31, 2012 resulted primarily from the acquisition of $49.9 million of real estate through loan foreclosures and $6.1 million of real estate purchases, partially offset by $14.8 million of real estate sales and $0.1 million of real estate impairments.  Management segregated its real estate portfolio based on properties that were available for immediate sale in their present condition (“Real estate held-for-sale”), and properties that are not available for immediate sale as BBX is generally holding these properties to enhance the sales proceeds through renovations, management pursing joint venture opportunities,  potential development, or management’s decision to retain the property in anticipation of appreciation in market value in subsequent periods. (“Real estate held-for-investment”).   Management, at its discretion, may transfer real estate held-for-investment to real estate held-for-sale when the property is available for immediate sale in its present condition.

FAR Results of Operations

FAR commenced operations on August1, 2012. The following table is a condensed income statement summarizing the results of operations of the FAR business segment (“FAR”) for the year ended December 31, 2013 and from August 1, 2012 through December 31, 2012:

	For the Year	From Inception
	Ended	Through
(in thousands)	December 31, 2013	December 31, 2012
Interest income	$9,847	3,610
Net gains on sales of assets	3,203	1,136
Income from real estate operations	1,418	389
Other revenues	2,071	-
Total revenues	16,539	5,135
BB&T's priority return in FAR distributions	3,397	2,467
Real estate operating expenses	2,126	454
Selling, general and administrative expenses	8,131	2,273
Total costs and expenses	13,654	5,194
Recoveries from (provision for) loan losses	9,737	(4,568)
Asset impairments	(4,489)	(1,296)
Income (loss) from continuing operations	8,133	(5,923)
Provision (benefit) for income taxes	20	(2,351)
Net income (loss) from continuing
operations	$8,113	(3,572)

Interest Income

FAR’s interest income for the year ended December 31, 2013 resulted primarily from $7.1 million and $1.2 million of commercial and residential loan interest income, respectively.  The remaining interest income was from the small business, consumer and tax certificate portfolios and amounted to $0.9 million, $0.5 million and $0.1 million, respectively.  Included in commercial loan interest income were recoveries of $1.9 million from the payoff of two nonaccrual loans.

FAR’s interest income during the five months ended December 31, 2012 resulted primarily from $2.9 million of commercial loan interest income with the balance from small business, consumer and residential loans.

Net gains on the sales of assets

Net gains on sales of assets during the year ended December 31, 2013 included $0.9 million of gains associated with the sale of tax certificates and a $1.0 million gain on the sale of a storage facility included in property and equipment.  The remaining gains on sales of assets were associated with gains from the sales of real estate held-for-sale.

Net gains on sales of assets during the five month period ended December 31, 2012 represents the gain on the sale of a $4.6 million loan.

Income from Real Estate Operations

Income from real estate operations during the year ended December 31, 2013 and the 2012 five month period consisted primarily of rental income from non-residential commercial properties.

Other Revenues

Other revenues during the year ended December 31, 2013 included $0.9 million of other revenues from loan transfers to real estate and rental income from public storage operating facilities that were acquired through foreclosure in April 2013.

BB&T's priority return in FAR distributions

BB&T's priority return in FAR distributions during the year ended December 31, 2013 and the five months ended December 31, 2012 represents the priority return associated with the preferred membership interests in FAR. BBX’s 5% share of the priority distribution of $170,000 and $118,000 were eliminated in consolidation, respectively.  The priority return is LIBOR + 200 basis points per annum on the unpaid preferred membership interest preference amount.  The preferred membership interest preference amount was reduced from $300 million as of August 1, 2012 to $72.1 million as of December 31, 2013.  FAR utilized cash receipts primarily from loan repayments and the sales of assets to repay the preference amount and fund the priority return.  As of December 31, 2013, BB&T and BBX’s preferred membership interest preference amount in FAR was $68.5 million and $3.6 million, respectively, compared to $196.9 million and $10.3 million, respectively, as of December 31, 2012.

Selling, general and administrative expenses consisted of the following (in thousands):

	For the Year	From Inception
	Ended	Through
	December 31, 2013	December 31, 2012
Employee compensation and benefits	$206	-
Occupancy and equipment	698	-
Professional fees	946	488
Other	830	-
Asset servicing expenses	2,631	622
Foreclosure expenses	2,820	1,163
Total selling, general and administrative expenses	$8,131	2,273

Employee compensation and benefits as well as occupancy and equipment and other expenses for the year ended December 31, 2013 relate primarily to the operations of two public storage rental facilities that were acquired through foreclosure in April 2013. One of the storage facilities was sold in December 2013.

Professional fees for the year ended December 31, 2013 and the five months ended December 31, 2012 consisted primarily of legal fees in connection with foreclosure and loan collection activities.  Professional fees also include the pursuit of deficiency judgments on charged off loans.

Asset servicing expenses for the year ended December 31, 2013 and the five months ended December 31, 2012 were fees to third party management companies who service FAR’s loans and real estate.  FAR had $130.7 million of loans and real estate serviced by third parties as of December 31, 2013.

Foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans in foreclosure. Included in foreclosure expenses during the year ended December 31, 2013 were $0.8 million of bankruptcy trustee and accounting fees associated with the foreclosure of two related properties.

Asset Impairments

Asset impairments during the year ended December 31, 2013 consisted of $2.7 million of net impairments on real estate due to updated valuations, a $1.6 million increase in loans held-for-sale valuation allowance and a $0.2 million increase in the provision for tax certificate losses.  The real estate impairments resulted primarily from a $2.0 million impairment on an office warehouse property based on an updated valuation.   The increase in the valuation allowance for loans held-for-sale resulted from a decline in small business loan valuations.

Asset impairments during the five months ended December 31, 2012 consisted of a $0.6 million provision for tax certificate losses and $0.7 million of lower of cost or market valuation allowance adjustments on loans held- for-sale.

The tax certificate provision resulted primarily from charge-offs of out of state tax certificates.  FAR recognized a $0.5 million impairment charge upon the transfer of residential loans from loans held-for-sale to loans held-for-investment.  The valuation allowance for small business loans held-for-sale was increased by $0.2 million during the fourth quarter of 2012 based on updated loan valuations.

The activity in the allowance for loan losses during the year ended December 31, 2013 and the five month period ended December 31, 2012 was as follows (in thousands):

		From Inception
	For the Year Ended	Through
	December 31,	December 31,
Allowance for Loan Losses:	2013	2012
Balance, at August 1, 2012	$4,002	6,691
Charge-offs :
Commercial non-real estate	-	(3,570)
Commercial real estate	(3,063)	(1,497)
Small business	-	(1,524)
Consumer	(2,516)	(2,280)
Residential	(4,375)	(1,939)
Total Charge-offs	(9,954)	(10,810)
Recoveries of loans
previously charged-off	17,448	3,553
Net charge-offs	7,494	(7,257)
Provision for loan losses	(9,737)	4,568
Balance, end of period	$1,759	4,002

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

Commercial real estate charge-offs during the year ended December 31, 2013 related primarily to updated valuations on collateral dependent loans.  Consumer and residential loan charge-offs mainly reflect the establishment of $3.3 million and $0.7 million valuation allowances on residential and consumer loans, respectively, upon the transfer of the loans to loans held-for-sale.  The remaining charge-offs reflect updated valuations on non-accrual loans and initial charge downs on loans past due greater than 120 days.  The recoveries of loans previously charged-off resulted primarily from the payoff of two nonaccrual loans that were previously charged down by $9.5 million.   The remaining recoveries of loans previously charged-off resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from foreclosed loans where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

Commercial non-real estate charge-offs during the year ended December 31, 2012 related primarily to asset backed loans where the borrower ceased business operations and the inventory and or accounts receivables were liquidated for less than the recorded investment of the loans.  The commercial real estate charge-offs were primarily the result of updated valuations on collateral dependent loans.  Small business charge-offs related largely to the valuation of the entire small business loan portfolio upon the transfer of the portfolio to loans held for sale.  Consumer and residential loan charge-offs mainly reflect updated valuations on loans past due greater than 120 days and an increase in utilization of short sales.  The recoveries of loans previously charged-off resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from foreclosed loans where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

The composition of FAR’s loans receivable at the indicated dates was as follows (in thousands):

		As of
		December 31,		August 1,
		2013	2012	2012
Non-Accrual Loans
Residential		$53	44,622	38,493
Commercial real estate		34,014	94,167	87,239
Commercial non-mortgage		-	-	1,138
Small business		-	-	3,352
Consumer		2,972	7,859	8,552
Total non-accrual loans (1)		$37,039	146,648	138,774
Total non-accrual loans as
a percentage of:
Total assets	%	22.30	49.54	35.12
Total loans	%	63.94	59.49	47.20
TOTAL ASSETS		$166,114	296,012	395,136
TOTAL LOANS		$57,930	246,510	294,027
Allowance for loan losses		$1,759	4,002	6,691
Other Accruing Impaired Loans
Troubled debt restructured loans		$5,112	43,519	71,942
Held for sale loans		$53,846	20,052	35,035

(1)  Includes $30.5 million, $88.6 million and $80.7 million of troubled debt restructured loans as of December 31, 2013, December 31, 2012 and August 1, 2012, respectively.

The significant decline in residential loans resulted primarily from the transfer of $34.3 million of residential loans to loans held-for-sale as of December 31, 2013.  The remaining reduction reflects the liquidation of non-accrual residential loans through short sales and loan foreclosures.

The decline in commercial real estate non-accrual loans resulted primarily from loan payoffs and foreclosures of $28.2 million and $33.7 million, respectively, during the year ended December 31, 2013.

The decline in consumer non-accrual loans reflects the transfer of $2.7 million of first lien consumer loans to loans held-for-sale.  The remaining reduction in consumer loan balances was mainly due to charge-offs and secondarily to loan repayments.

The increase in commercial real estate non-accrual loans during the five months ended December 31, 2012 resulted primarily from two student housing loans with an aggregate recorded investment of $21.9 million transferring to non-accrual during the five month period, partially offset by a $4.6 million pay-down of a commercial land loan and commercial real estate loan foreclosures.

The reduction in non-accrual commercial non-mortgage loans reflected the charge-off of an asset-based loan as a result of the borrower ceasing business operations.

The reduction in small business non-accrual loans resulted mainly from the transfer of the entire small business loan portfolio to loans held-for-sale as of September 30, 2012 and the foreclosure of $0.8 million of loans during the period.

The increase in non-accrual residential loans resulted from the transfer of $14.2 million of non-performing residential loans from loans held-for-sale to loans held-for-investment.  The increase was partially offset by the liquidation of residential loans through short sales and loan foreclosures.

FAR’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,				As of August 1,
	2013		2012		2012
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$29,597	-	81,603	31,633	75,689	54,504
Small business	-	-	-	-	1,637	5,733
Consumer	857	5,112	1,438	8,191	1,577	9,833
Residential	29	-	5,525	3,695	1,838	1,872
Total	$30,483	5,112	88,566	43,519	80,741	71,942
Held for sale	$7,531	5,408	3,406	4,881	24,549	-

FAR’s accruing troubled debt restructured loans (“TDR”) at December 31, 2013, 2012 and August 1, 2012 consisted of loans where the borrower was in compliance with the loan’s modified terms.  The decline in accruing TDR commercial loans as of December 31, 2013 compared to December 31, 2012 resulted from loan payoffs.  The decline in small business, residential and consumer TDR accruing loans as of December 31, 2013 compared to December 31, 2012 resulted mainly from loans transferring to loans held-for-sale.

The decline in accruing TDR commercial loans as of December 31, 2012 compared to August 1, 2012 resulted primarily from the transfer of two commercial real estate troubled debt restructured loans aggregating $22 million to non-accrual. The increase in accruing impaired residential loans mainly reflects loans returning to an accruing status.  Modified non-accrual loans are generally returned to an accruing status when the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

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

	December 31, 2013			December 31, 2012			August 1, 2012
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial non-real estate	$-	-	-	$427	7.95%	2.20%	$706	3.05%	7.65%
Commercial real estate	227	0.46%	85.03%	2,207	1.33%	68.31%	4,224	2.12%	66.10%
Small business	-	-	-	-	-	-	1,115	5.15%	7.17%
Residential real estate	-	-	0.09%	107	0.20%	22.54%	239	0.63%	12.51%
Consumer	1,532	17.78%	14.88%	1,261	7.46%	6.95%	407	2.05%	6.57%
Total allowance for loan losses	$1,759	3.04%	100.00%	$4,002	1.65%	100.00%	$6,691	2.22%	100.00%

The decline in the allowance for loan losses for commercial non-real estate loans as of December 31, 2013 compared to December 31, 2012 resulted from loan payoffs.  FAR had no commercial non-real estate loans as of December 31, 2013.  The increase in the allowance for loan losses for consumer loans as of December 31, 2013 compared to December 31, 2012 reflects increased allowances on second mortgage loans where management is not currently pursing foreclosure, partially offset by the transfer of first lien consumer loans to loans held-for-sale.

The decline in the allowance for loan losses for commercial non-real estate loans as of December 31, 2012 compared to August 1, 2012 reflects loan payoffs partially offset by an increase in the allowance to gross loans due to a higher historical loss experiences.  The decrease in the residential loan allowance for loan losses resulted primarily from lower outstanding balances and improved loss experience.  The entire small business loan portfolio was transferred to loans held for sale in September 2012 and measured at the lower of cost or market value.  Upon transfer, FAR recognized a $1.3 million charge-off and eliminated the small business allowance for loan losses.  The increase in consumer allowance for loan losses reflects higher historical loss experiences during the 2012 five month period and a deterioration of the credit quality in the consumer loan portfolio as evidenced by declining credit scores.

Included in allowance for loan losses in the above table were specific valuation allowances. FAR’s specific valuation allowances by loan type were as follows (in thousands):

	December 31,	December 31,	August 1,
	2013	2012	2012
Commercial	$-	836	1,207
Small business	-	-	790
Total	$-	836	1,997

The reduction in the specific valuation allowance as of December 31, 2013 compared to December 31, 2012 was due to loan payoffs.  The reduction in specific valuation allowances as of December 31, 2012 compared to August 1, 2012 resulted primarily from the charge-off of commercial non-mortgage valuation allowances and improved cash flow estimates on loans measured by the present value of discounted cash flows.  The small business valuation allowance was eliminated upon the transfer of the entire portfolio to loans held for sale.

The following table shows FAR’s real estate held-for-sale and real estate held-for-investment grouped by the following classifications

	As of December 31,
(in thousands)	2013	2012
Real Estate:
Held-for-sale
Land	$7,961	1,593
Rental properties	6,168	12,778
Residential single-family	6,828	7,199
Other	2,707	-
Total held-for-sale	$23,664	21,570
Held-for-investment
Land	$4,323	427
Rental properties	11,186	-
Total held-for-investment	$15,509	427

Total Real Estate	$39,173	21,997

Total real estate held-for-sale represents properties that are available for immediate sale and management intends to sell the properties in its present condition.

Land held-for-investment consisted of three properties which management is holding for potential land value appreciation.  The rental property is a  student housing complex in which FAR intends to renovate before sale.

The increase in total real estate balances as of December 31, 2013 compared to December 31, 2012 resulted primarily from $32.2 million of loan foreclosures, partially offset by $12.4 million of real estate sales and $2.6 million of real estate impairments.

BBX Capital Corporation Consolidated Financial Condition

BBX Capital’s total assets as of December 31, 2013 were $431.1 million compared to $470.7 million as of December 31, 2012.  The decline in total assets reflects the utilization of cash proceeds from loan repayments, loan sales and real estate sales to repay BB&T’s preferred interest in FAR. The changes in the components of total assets from December 31, 2012 to December 31, 2013 are summarized below:

•

Decrease in cash primarily in connection with the $60 million cash investment in Woodbridge and $128.4 million of payments of BB&T’s preferred interest in FAR partially offset by proceeds from loan repayments and the sales of real estate, and $20.4 million of dividends received from Woodbridge,

•	Increase in loans held-for-sale resulting primarily from the transfer of $42.4 million of residential first mortgage loans to held-for-sale partially offset by loan repayments and loan sales,
•

Lower loans receivable balances reflecting $136 million of loan repayments, $63.2 million of loans transferring to real estate held-for-investment through foreclosure, $19.0 million of loans transferring to real estate held-for-sale through foreclosure and $12.8 million of loans transferring to properties and equipment as a result of FAR’s decision to retain and manage the collateral upon foreclosure,

•

Real estate held-for-investment represents $37.4 million of properties designated as real estate owned as of December 31, 2012, $63.2 million of foreclosed loans and $6.1 million of purchased real estate,

•

Real estate held-for-sale represents $45.6 million of properties designated as real estate owned as of December 31, 2012, and $19.0 million of loan foreclosures, partially offset by the sale of $26.8 million of properties and $3.9 million of impairments,

•

Investment in Woodbridge Holdings, LLC consisted of an initial investment of $85.5 million, increased by $13.5 million of equity earnings and reduced by $20.4 million of dividends received from Woodbridge,

•

Increase in properties and equipment reflecting $12.8 million of loans transferring to properties and equipment and $6.2 million of properties acquired through the Renin Transaction and Hoffman’s acquisition, partially offset by the sale of $4.9 million of properties and equipment,

•	Acquisition of inventories and trade receivables in connection with the Renin Transaction and the Hoffman’s acquisitions, and
•

Higher other asset balances resulting primarily from $2.7 million of intangible assets acquired in connection with the Renin Transaction and Hoffman’s acquisition, a $1.7 million receivable from a contractually mandated working capital adjustment under the Renin Transaction agreements, and investments of $1.4 million in a real estate joint ventures.

Liquidity and Capital Resources

BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans and sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate and distributions received from Woodbridge.  The Company anticipates funding operating expenses, capital expenditures for the Renin and Hoffman’s businesses, if required, as well as any additional acquisitions of operating businesses, investments in joint ventures and real estate properties through the Company’s principal sources of liquidity.   While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital beyond its 5% preferred return until such time as BB&T’s preferred membership interest is fully repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $68.5 million at December 31, 2013.

BBX Capital held cash of $33.0 million at December 31, 2013. This does not include $8.4 million, $1.0 million and $0.7 million of cash held in FAR, Renin and Hoffman’s, respectively.  The Company had $6.2 million of current liabilities as of December 31, 2013.   As of December 31, 2013 Renin could borrow up to $2.3 million of additional funds under its credit facility with Bluegreen; however, the Bluegreen borrowings are subject to available collateral.  The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge.  However, dividends from Woodbridge will be dependent on and subject to the results of operations, cash flows and business plans of Bluegreen, Woodbridge’s wholly owned subsidiary, as well as restrictions contained in Bluegreen’s debt facilities, and as a consequence, the Company may not receive dividends from Woodbridge in the time frames or amounts anticipated, or at all. The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% preferred interest in the net cash flows from FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs, real estate operating expenses, Renin and Hoffman’s operating expenses and, to the extent of available liquidity, to pursue its business strategy to invest directly or through joint ventures, in real estate (which may include acquisition and/or development) and in operating businesses over time as assets are monetized.

A significant source of liquidity is the liquidation of loans and real estate.  During the year ended December 31, 2013, the proceeds from the liquidation of loans and real estate held-for-sale were approximately $136.1 million and $31.4 million, respectively.

The Company’s real estate activities includes hiring property managers to operate income producing properties, making protective expenditures in an effort to maintain the value of properties and undertaking the development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

The Company’s Contractual Obligations and Off Balance Arrangements as of December 31, 2013 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$68,517	-	-	-	68,517
Operating lease obligation	5,357	2,170	2,516	671	-
Notes payable to related parties	21,662	9,912	-	11,750	-
Notes payable	9,000	324	648	648	7,380
Other obligations	830	120	710	-	-
Total contractual cash obligations	$105,366	12,526	3,874	13,069	75,897

In consideration for BB&T assuming the Company’s $285.4 million in principal amount of TruPS, BB&T received from the Company at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum.  At that time, BB&T’s interest in FAR will terminate, and the Company, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter own 100% of FAR. The Company provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At December 31, 2013, BB&T’s preferred interest in FAR had been reduced to approximately $68.5 million.

The operating lease obligations represent minimum future lease payments on executed leases for the Company’s headquarters, certain Hoffman’s retail stores, Renin’s headquarters and Renin’s manufacturing facilities.

Notes payable to related parties consisted of an $11.75 million promissory note held by Woodbridge, a $250,000 short-term loan from the sellers of Hoffman’s, and a $3.0 million term loan and $9.0 million revolver facility from Bluegreen.  The Company issued an $11.75 million promissory note in Woodbridge’s favor as part of the Company’s consideration for its investment in Woodbridge.  The Note has a term of five years, accrues interest at a rate of 5% per annum and requires the Company to make payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. The outstanding balance of the Woodbridge note payable as of December 31, 2013 was $11.75 million.  As part of the closing of the Hoffman’s acquisition, one of the entities acquired borrowed $250,000 from the sellers in the transaction to fund working capital.  The sellers remained employees of Hoffman’s subsequent to the acquisition and are considered related parties.  The loan bore interest at 7% per annum and was repaid on February 28, 2014 in accordance with its terms. Renin entered into borrowing facilities with Bluegreen for working capital and to partially fund the Renin Transaction.  The Bluegreen borrowings mature on April 30, 2014, accrue interest at a rate of 7.25% per annum and require Renin to make monthly interest payments.  The outstanding balance of the Bluegreen borrowings as of December 31, 2013 was $9.7 million.

CAM issued a $9.0 million promissory note during 2012 in connection with the acquisition of a third party participant’s interest in a non-performing commercial loan.    The note has a principal amount of $9.0 million, matures on February 1, 2020,  bears interest at the “Wall Street Journal Prime Rate” plus 100 basis points per annum and is payable monthly.  The note is payable interest only for the first year and commencing on January 1, 2014 and continuing each succeeding month, CAM is required to make a $27,000 monthly principal payment.  CAM completed the foreclosure on the underlying property of the non-performing commercial loan in November 2013 and the $9.0 million note is currently secured by a mortgage on the property.  The note may be prepaid in whole or in part without a prepayment fee.  BBX Capital entered into a $4.5 million unconditional limited guaranty to further support the repayment of the note.  The note was recorded at a $0.5 million discount as the fair value of the participant’s interest in the collateral had a fair value less cost to sell of $8.5 million.

Other obligations are legally binding agreements with vendors for the servicing on certain of our loans receivable and a $500,000 holdback payment obligation associated with the Hoffman’s acquisition.  The Company’s acquisition subsidiary retained $500,000 of the purchase price for the Hoffman’s acquisition as a source of payment   for the sellers’ obligations under the Hoffman’s stock purchase and sale agreement including the indemnity obligations and performance under each of the seller’s non-competition agreements.  The holdback payment is payable on the second anniversary of the closing date and earns interest at 1.93% per annum.  BBX Capital guaranteed its acquisition subsidiary’s obligation to make the holdback payment.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome and the ultimate resolution of litigation are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2013 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.  See Note 13 to the consolidated financial statements” for more information regarding the Company’s legal matters.

The Company had no commitments to fund loans as of December 31, 2013.

Consolidated Cash Flows

A summary of BBX Capital’s consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$(190)	5,806	61,875
Investing activities	104,076	(798,773)	667,147
Financing activities	(123,125)	90,708	(472,294)
(Decrease) increase in cash and
cash equivalents	$(19,239)	(702,259)	256,728

The decrease in cash flows from operating activities during 2013 compared to 2012 resulted primarily from increased operating expenses on real estate as the Company’s real estate holdings increased from $83.1 million as of December 31, 2012 to $140.7 million as of December 31, 2013.

The decrease in cash flows from operating activities during 2012 compared to 2011 resulted primarily from losses from continuing operations and the decline in proceeds on the sales of loans held-for-sale.

The increase in cash flows from investing activities during 2013 compared to 2012 primarily resulted from the significant cash outflows from the assumption of deposits by BB&T in connection with the sale of BankAtlantic during 2012.  Cash flows from investing activities during the year ended December 31, 2013 primarily resulted from loan payments and the sales of real estate held-for-sale partially offset by BBX Capital’s investment in Woodbridge.

The significant declines in cash flows from investing activities during 2012 compared to 2011 resulted primarily from cash outflows in connection with the sale of BankAtlantic and lower proceeds from the sales of securities available for sale.

The decline in cash flows from financing activities during 2013 compared to 2012 resulted primarily from a larger distribution to BB&T from FAR in connection with BB&T’s preferred interest in FAR and an increase in BankAtlantic’s deposit balances prior to its sale to BB&T as of July 31, 2012.

The increase in cash flows from financing activities during 2012 compared to 2011 resulted primarily from a net increase in deposits during 2012 compared to a decrease in deposits during 2011and repayments of short-term borrowings during 2011 compared to no short-term borrowings repayments during the same 2012 period.  The above increases in cash flows from financing activities were partially offset by proceeds from the issuance of common stock during 2011.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BFC

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk and interest rate risk.

Because BBX Capital and Bluegreen are consolidated in BFC’s financial statements, a significant change in the market price of the stock of those companies would not directly impact BFC’s financial results, but would likely have an effect on the market price of BFC’s Class A Common Stock and Class B Common Stock. The market price of BFC’s Class A Common Stock and Class B Common Stock, and the market prices of BBX Capital’s Class A Common Stock, are important to the valuation and financing capability of BFC.

BFC does not have any outstanding indebtedness at its parent company level. Woodbridge, which is owned 54% by BFC and 46% by BBX Capital, may be subject to interest rate risk on its long term debt. As of December 31, 2013, Woodbridge had variable interest rate debt of approximately $85.0 million.  The variable interest rates are based upon the prevailing 3-month LIBOR rates. For variable rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. If interest rates were to increase one percentage point, the effect on interest expense related to Woodbridge’s variable-rate debt would be an annual increase of approximately $1.0 million, based on December 31, 2013 balances.

The Company’s results, particularly with respect to the Bluegreen Resorts, FAR and BBX reporting segments, are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.  Changes in interest rates can impact the net interest income recognized by BBX Capital and Bluegreen as well as the valuation of their respective assets and liabilities (as well as Woodbridge’s indebtedness at its parent company level).  The Company’s interest rate risk position did not significantly change during year ended December 31, 2013.

Bluegreen

Inflation and Changing Prices Risk

Bluegreen believes that inflation and changing prices have had a material impact on its revenues and results of operations. Bluegreen has increased the sales prices of its VOIs periodically and has experienced increased construction and development costs from time to time during the last several years.  Bluegreen may not be able to increase or maintain the current level of its sales prices, and increased construction costs may have a material adverse impact on its gross margin.  In addition, to the extent that inflation in general or increased prices for VOIs adversely impacts consumer demand, results of operations could be adversely impacted.

Foreign Currency Risk

During 2013, Bluegreen’s total revenues and net assets denominated in a currency other than U.S. dollars represented approximately 3% of Bluegreen’s consolidated revenues and less than 1% of Bluegreen’s consolidated assets.  Sales generated by Bluegreen Properties, N.V., a subsidiary in Aruba, are transacted in U.S. dollars.  The effects of changes in foreign currency exchange rates have not historically been significant to Bluegreen’s operations or net assets.

Interest Rate Risk

As of December 31, 2013, Bluegreen had fixed interest rate debt of $452.5 million and floating interest rate debt of $196.0 million.  In addition, Bluegreen’s notes receivable were comprised of $548.8 million of fixed rate loans and $3.7 million of notes bearing floating interest rates.  The floating interest rates are generally based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase. If interest rates increased or decreased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be an annual increase or a decrease of $2.0 million, based on December 31, 2013 balances.  A similar change in interest rates would affect the total fair value of Bluegreen’s fixed rate debt by an immaterial amount.  This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes.  Further, in the event of a significant change in interest rates, Bluegreen would likely attempt to take actions to mitigate any exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in Bluegreen’s financial structure.

BBX Capital

BBX Capital’s market risk primarily consists of equity pricing risk of real estate assets and secondarily interest rate risk on its accruing loans. The majority of the Company’s assets are real estate held-for-investment or held-for-sale and loans secured by real estate. The Company’s financial condition and earnings are significantly affected by changes in real estate values in the markets where the real estate is located.  As a result, the Company in exposed to equity pricing risk in the real estate market.

BBX Capital has estimated the changes in its interest income based on changes in interest rates.  Presented below is an analysis of the Company’s estimated net interest income over a twelve month period calculated utilizing the Company’s model (dollars in thousands):

As of December 31, 2013
Basis Point	Net
Change	Interest	Percent
in Rate	Income	Change
+200	$5,725	16.77%
+100	5,314	8.38%
0	4,903	0.00%
-100	4,492	-8.38%
-200	4,087	-16.64%

BBX Capital is subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound as a result of the Renin Transaction.  The assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar or Great Britain Pound.  As of December 31, 2013, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BFC FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm ……………………………………....F-2

Financial Statements:

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012 …………………F-5

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2013 ………………………………………………………………………………F-6

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2013 ……………………………………………………………F-8

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2013 ………………………………………………………………………………F-9

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2013 ………………………………………………………………………………F-10

Notes to Consolidated Financial Statements ……………………………………………………………F-13

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

BFC Financial Corporation

In our opinion, based on our audits and the report of other auditor with respect to the consolidated financial statements for the year ended December 31, 2011, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, consolidated statements of  changes in equity  and comprehensive income (loss), and consolidated statements of cash flows present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework-1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Bluegreen Corporation (“Bluegreen”), which was an approximately 54 percent-owned consolidated subsidiary of the Company for the year ended December 31, 2011.  The 2011 Bluegreen financial statements audited by other auditors were prepared on a “historical” basis (prior to purchase accounting adjustments from the November 2009 acquisition discussed in Note 1 to the financial statements) and reflect total revenues of $403.4 million (subsequently adjusted by the Company to total revenue of $402.8 million for the application and subsequent effect of purchase accounting adjustments). We audited the purchase accounting adjustments necessary to convert the “historical” basis financial statements of Bluegreen to the basis reflected in the Company’s consolidated financial statements.  The financial statements of Bluegreen Corporation for the year ended December 31, 2011 were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it related to the historical amounts included for Bluegreen Corporation, is based solely on the report of other auditors.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As explained in Note 1, on July 31, 2012, BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.), an approximately 52 percent-owned consolidated subsidiary of the Company at December 31, 2013, disposed of BankAtlantic, BBX Capital Corporation’s wholly-owned subsidiary.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Renin Holdings, LLC and its subsidiaries and Hoffman’s Chocolates and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2013 because there were acquired in a purchase business combination during the fourth quarter of 2013 and  management did not have sufficient time to conduct an assessment of the acquired businesses’ internal control over financial reporting in the period between the acquisition date and December 31, 2013.  We have also excluded Renin Holdings, LLC and its subsidiaries and Hoffman’s Chocolates and its subsidiaries from our audit of internal control over financial reporting.  Renin Holdings, LLC and its subsidiaries is a wholly-owned subsidiary whose total assets and total revenues represent 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. Hoffman’s Chocolates and its subsidiaries, total assets and total revenues represent 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

March 17, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Bluegreen Corporation

We have audited the accompanying consolidated statements of income (loss) and comprehensive income (loss), shareholders' equity and cash flows of Bluegreen Corporation for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Bluegreen Corporation and the consolidated results of its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

March 28, 2012

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2013	2012

ASSETS
Cash and interest bearing deposits in banks ($8,388 in 2013 and $6,615 in 2012
held by variable interest entities ("VIE"))	$217,636	232,521
Restricted cash ($36,263 in 2013 and $38,399 in 2012 held by VIE)	65,285	54,335
Loans held for sale ($53,846 in 2013 and $20,052 in 2012 held by VIE)	53,846	24,748
Loans receivable, net of allowance for loan losses of $2,713 in 2013 and $5,311 in 2012
(including $56,170, net of $1,759 allowance in 2013 and $242,506, net of $4,003
allowance in 2012 held by VIE)	72,226	292,562
Notes receivable, including net securitized notes of $342,078 in 2013 and $354,939 in
2012, net of allowance of $90,592 in 2013 and $63,374 in 2012	455,569	487,110
Inventory	213,997	195,860
Real Estate held for investment ($15,509 in 2013 and $427 in 2012 held by VIE)	106,761	37,413
Real estate held for sale ($23,664 in 2013 and $21,570 in 2012 held by VIE)	33,971	45,637
Properties and equipment, net ($7,899 in 2013 held by VIE)	78,108	59,261
Intangible assets, net	67,706	64,370
Other assets ($2,413 in 2013 and $5,038 in 2012 held by VIE)	76,260	53,371
Total assets	$1,441,365	1,547,188

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC (held by VIE)	68,517	196,877
Receivable-backed notes payable - recourse ($5,899 in 2013 and $10,270 in 2012
held by VIE)	74,802	89,356
Receivable-backed notes payable - non-recourse (held by VIE)	368,759	356,015
Notes and mortgage notes payable and other borrowings	102,519	31,630
Junior subordinated debentures	147,431	144,831
Deferred income taxes	77,089	57,171
Shares subject to mandatory redemption	12,362	11,851
Other liabilities ($12,343 in 2013 and $13,603 in 2012 held by VIE)	167,490	151,668
Total liabilities	1,018,969	1,039,399

Commitments and contingencies (See Note 13)

Preferred stock of $.01 par value; authorized 10,000,000 shares: (See Notes 16 and 17)
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with redemption value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 71,264,563 in 2013 and 70,309,331 in 2012	713	703
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 7,337,043 in 2013 and 6,859,501 in 2012	73	69
Additional paid-in capital	142,585	231,287
Accumulated earnings	95,810	66,747
Accumulated other comprehensive income	240	161
Total BFC Financial Corporation ("BFC") equity	239,421	298,967
Noncontrolling interests	182,975	208,822
Total equity	422,396	507,789
Total liabilities and equity	$1,441,365	1,547,188

See Notes to Consolidated Financial Statements

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues
Sales of VOIs	$261,439	211,684	169,998
Sales, other	10,243	-	-
Interest income	106,271	105,486	129,171
Fee-based sales commission	91,859	87,795	73,673
Other fee-based services revenue	80,125	74,824	70,985
Net gains on the sales of assets	6,728	6,687	2,630
Other revenue	7,098	4,454	3,009
Total revenues	563,763	490,930	449,466

Costs and Expenses
Cost of sales of VOIs	32,607	24,353	27,058
Cost of sales, other	7,860	-	-
Cost of other fee-based services	51,802	46,173	52,094
Interest expense (See Note 16)	50,621	59,964	78,277
(Reversals of) provision for loan losses	(43,865)	2,405	37,874
Impairments of assets	4,708	9,931	14,666
Selling, general and administrative expenses	363,330	329,452	270,263
Other expenses	-	-	1,304
Total costs and expenses	467,063	472,278	481,536

Gain on settlement of investment in subsidiary	-	-	10,690
Gain on extinguishment of debt	-	29,875	11,625
Gain on the sale of Benihana investment	-	9,307	-
Equity in earnings from unconsolidated affiliates	76	467	1,256
Other income	732	2,161	1,837
Income (loss) from continuing operations before income taxes	97,508	60,462	(6,662)
Less: Provision for income taxes	26,369	16,225	1,775
Income (loss) from continuing operations	71,139	44,237	(8,437)
Discontinued operations:
(Loss) income from discontinued operations (including gain on
disposal of BankAtlantic of $293,461 in 2012)	(610)	287,564	(13,478)
Less: (Benefit) provision for income taxes	(228)	19,701	(2,409)
(Loss) income from discontinued operations	(382)	267,863	(11,069)

Net income (loss)	70,757	312,100	(19,506)
Less: Net income (loss) attributable to noncontrolling interests	41,694	146,085	(8,236)
Net income (loss) attributable to BFC	29,063	166,015	(11,270)
Preferred stock dividends (See Notes 16 and 17)	-	(188)	(750)
Net income (loss) to common shareholders	$29,063	165,827	(12,020)

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Basic and Diluted Earnings (Loss) Per Common Share
Attributable to BFC (Note 21):
Basic Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations (1)	$0.35	0.26	(0.09)
Earnings (loss) per share from discontinued operations	-	1.88	(0.07)
Net earnings (loss) per common share (1)	$0.35	2.14	(0.16)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations (1)	$0.35	0.25	(0.09)
Earnings (loss) per share from discontinued operations	-	1.84	(0.07)
Net earnings (loss) per common share (1)	$0.35	2.09	(0.16)

Basic weighted average number of
common shares outstanding	83,202	77,142	75,790

Diluted weighted average number of common
and common equivalent shares outstanding	84,624	79,087	75,898

Amounts attributable to BFC common shareholders:
Income (loss) from continuing operations, net of tax	$29,422	19,951	(6,455)
(Loss) income from discontinued operations, net of tax	(359)	145,404	(5,565)
Net income (loss) available to common shareholders	$29,063	165,355	(12,020)

(1)

In accordance with the applicable accounting guidance, during the second quarter of 2012, BFC reclassified its 5% cumulative preferred stock as a liability due to an amendment to the rights and privileges of such stock which, among other things, requires BFC to redeem shares of the 5% cumulative preferred stock in future periods. As a result of such reclassification, the difference between the fair value of the 5% cumulative preferred stock and its carrying amount is required to be recorded as an adjustment to paid-in capital, which is added to or deducted from net earnings available to common shareholders in the calculation of earnings per share. In connection with the reclassification of BFC's 5% cumulative preferred stock, earnings per share for the year ended December 31, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million. See Note 16 for additional information relating to BFC's 5% cumulative preferred stock and Note 21 for additional information relating to earnings (loss) per common share.

See Notes to Consolidated Financial Statements

BFC Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$70,757	312,100	(19,506)

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities available for sale, net of tax	69	8,982	(5,740)

Unrealized gains from foreign currency translation	16	-	-

Net change from defined benefit plan, net of tax	-	-	(5,464)

Reclassification adjustments:
Net realized loss from settlement of defined benefit plan
(less income tax benefit of $2,222 for 2012)	-	22,428	-

Net realized pension periodic costs	-	-	(1,111)

Net realized gain on securities available for sale (less
income tax benefit of $1,866 for 2012)	-	(8,864)	(7,448)
Reclassification adjustments, net of tax	-	13,564	(8,559)

Other comprehensive income (loss), net of tax	85	22,546	(19,763)

Comprehensive income (loss), net of tax	70,842	334,646	(39,269)
Less: Comprehensive income (loss) attributable
to noncontrolling interests	41,700	155,607	(14,913)
Total comprehensive income (loss) attributable to BFC	$29,142	179,039	(24,356)

See Notes to Consolidated Financial Statements

BFC Financial Corporation
Consolidated Statement of Changes in Equity
For Each of the Years in the Three Year Period Ended December 31, 2013
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional	Accumulated	Comprehen-	Total	controlling
	Class		Class		Paid-in	(Deficit)	sive (Loss)	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2010	68,521	6,860	$685	69	230,748	(87,060)	223	144,665	78,256	222,921
Net loss	-	-	-	-	-	(11,270)	-	(11,270)	(8,236)	(19,506)
Other comprehensive loss	-	-	-	-	-	-	(13,086)	(13,086)	(6,677)	(19,763)
Net effect of subsidiaries' capital transactions attributable to BFC	-	-	-	-	1,453	-	-	1,453	-	1,453
Noncontrolling interest net effect of subsidiaries' capital transactions	-	-	-	-	-	-	-	-	(67)	(67)
Issuance of restricted Class A Common Stock	1,754	-	18	-	(18)	-	-	-	-	-
Cash dividends on 5% Preferred Stock	-	-	-	-	-	(750)	-	(750)	-	(750)
Share-based compensation	-	-	-	-	522	-	-	522	-	522
Balance, December 31, 2011	70,275	6,860	$703	69	232,705	(99,080)	(12,863)	121,534	63,276	184,810
Net income	-	-	-	-	-	166,015	-	166,015	146,085	312,100
Other comprehensive income	-	-	-	-	-	-	13,024	13,024	9,522	22,546
Net effect of subsidiaries' capital transactions attributable to BFC	-	-	-	-	1,253	-	-	1,253	-	1,253
Noncontrolling interest net effect of subsidiaries' capital transactions	-	-	-	-	-	-	-	-	(10,061)	(10,061)
Decrease in equity due to the change in fair value of shares subject to mandatory redemption	-	-	-	-	(472)	-	-	(472)	-	(472)
Dividends on 5% Preferred Stock	-	-	-	-	-	(188)	-	(188)	-	(188)
Issuance of Class A Common Stock from exercise of options	34	-	-	-	13	-	-	13	-	13
Share-based compensation	-	-	-	-	634	-	-	634	-	634
Decrease in equity attributable to Woodbridge's dissenting holders	-	-	-	-	(2,846)	-	-	(2,846)	-	(2,846)
Balance, December 31, 2012	70,309	6,860	$703	69	231,287	66,747	161	298,967	208,822	507,789
Net income	-	-	-	-	-	29,063	-	29,063	41,694	70,757
Other comprehensive income	-	-	-	-	-	-	79	79	6	85
Noncontrolling interest net effect of subsidiaries' capital transactions	-	-	-	-	-	-	-	-	(6,143)	(6,143)
Net effect of BBX's investment in Woodbridge attributable to noncontrolling interests	-	-	-	-	(6,309)	-	-	(6,309)	6,309	-
Net effect of Bluegreen merger attributable to noncontrolling interests	-	-	-	-	67,713	-	-	67,713	(67,713)	-
Consideration paid in connection with Bluegreen merger	-	-	-	-	(149,212)	-	-	(149,212)	-	(149,212)
Net effect of subsidiaries' share-based transactions attributable to BFC	-	-	-	-	(904)	-	-	(904)	-	(904)
Issuance of Common Stock from exercise of options	131	477	2	4	243	-	-	249	-	249
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Purchase and retirement of Class A Common Stock	(564)	-	(6)	-	(1,477)	-	-	(1,483)	-	(1,483)
Share-based compensation	-	-	-	-	1,258	-	-	1,258	-	1,258
Balance, December 31, 2013	71,265	7,337	$713	73	142,585	95,810	240	239,421	182,975	422,396

See Notes to Consolidated Financial Statements

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$70,757	312,100	(19,506)

Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
(Recoveries of) provision for loan losses and
asset impairments	(39,157)	30,962	88,637
Provision for notes receivable allowances	54,309	25,102	23,686
Depreciation, amortization and accretion, net	4,563	7,630	16,653
Share-based compensation expense	3,920	4,078	5,643
Other securities activities, net	-	(9)	(5,492)
Net gains on sales of real estate, loans held for sale,
office properties and equipment and other assets	(5,714)	(13,299)	(5,792)
Gain on bargain purchase	(1,001)	-	-
Gain on sale of BankAtlantic	-	(293,461)	-
Gain on sale of BankAtlantic Tampa branches	-	-	(38,603)
Gain on sale of Benihana	-	(9,307)	-
Gain realized on extinguishment of debt	-	(29,875)	(11,625)
Gain on settlement of investment in Woodbridge's subsidiary	-	-	(10,690)
Originations of loans held for sale, net	-	(12,173)	(3,961)
Proceeds from sales of loans held for sale	-	13,127	19,495
Equity in earnings from unconsolidated affiliates	(76)	(467)	(1,256)
Impairment of assets held for sale	-	-	55,120
Impairment of real estate inventory and long lived assets	-	-	622
Increase (decrease) in deferred income tax	19,624	35,430	(4,374)
Deferred interest on junior subordinated debentures	-	9,961	14,729
Interest accretion on preferred stock	1,261	913	-
Payment of interest accretion on preferred stock	(750)	(563)	-
Net costs associated with debt redemption	-	-	1,125
Increase in restricted cash	(10,950)	(3,210)	(526)
Decrease in inventory	3,494	30,107	21,235
Decrease in accrued interest receivable	1,269	5,624	3,578
(Increase) decrease in other assets	(9,228)	13,708	26,583
(Increase) decrease in notes receivable	(24,209)	3,030	48,723
Increase (decrease) in other liabilities	6,317	27,783	(4,275)
Net cash provided by operating activities	$74,429	157,191	219,729

			(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Investing activities:
Proceeds from redemption and maturities of tax certificates	2,384	26,271	62,051
Proceeds from the sales of tax certificates	928	-	-
Purchase of tax certificates	(31)	(1,820)	(21,887)
Proceeds from the maturities of interest bearing deposits	496	5,903	39,905
Investment in interest bearing deposits	-	(496)	-
Proceeds from the sales of securities available for sale	-	25,816	104,239
Proceeds from the maturities of securities available for sale	-	13,668	301,512
Purchase of securities available for sale	(3)	-	(9,926)
Cash paid in settlement of liabilities related to assets held for sale	-	(668)	-
Redemption of Federal Home Loan Bank stock ("FHLB")	-	9,980	25,249
Distributions from unconsolidated affiliates	163	82	296
Investment in real estate joint venture	(1,354)	-	-
Issuance of notes receivable to preferred shareholders	(5,013)	-	-
Net repayments of loans	136,136	331,478	366,560
Proceeds from the sales of loans receivable	3,490	5,864	35,414
Proceeds from sales of real estate held-for-sale	31,365	55,434	35,325
Additions to real estate held-for-investment	(6,063)	(2,501)	(312)
Purchases of property and equipment, net	(6,871)	(5,869)	(4,118)
Proceeds from the sale of communities division, net	-	27,750	-
Deconsolidation of subsidiary's cash balance	-	-	(298)
Net cash outflow from acquisitions, net of cash acquired	(15,413)	-	-
Net cash outflow from the sale of BankAtlantic including
$51.3 million of deferred TruPS interest	-	(1,242,931)	-
Net cash outflow from the sale of Tampa branches	-	-	(251,405)
Net cash provided by (used in) investing activities	$140,214	(752,039)	682,605

Financing activities:
Net increase in deposits	-	179,061	(288,124)
Prepayment of FHLB advances	-	-	(40,020)
Net repayments of FHLB advances	-	-	(130,000)
Repayment of BB&T preferred interest in FAR, LLC	(128,360)	(88,123)	-
Net decrease in short term borrowings	-	-	(1,240)
Repayment of notes, mortgage notes payable and other borrowings	(169,675)	(292,853)	(229,603)
Proceeds from notes, mortgage notes payable and other borrowings	235,499	191,856	56,647
Payments for debt issuance costs	(6,363)	(3,589)	(1,659)
Preferred stock dividends paid	-	(375)	(563)
Proceeds from the issuance of subsidiary common stock
to non-BFC shareholders, net of issuance costs	-	-	1,000
Retirement of BFC's common stock	(1,483)	-	-
Retirement of subsidiary common stock	(1,647)	-	-
Proceeds from the exercise of BFC stock options	249	13	-
Proceeds from the exercise of subsidiary stock options	400	-	-
Consideration paid in connection with the Bluegreen merger	(149,212)	-	-
Contributions from non-controlling interest	135	-	-
Distributions to non-controlling interest	(8,575)	(12,250)	(4,485)
Net cash used in financing activities	$(229,032)	(26,260)	(638,047)

			CONTINUED

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011

Decrease in cash and cash equivalents	(14,389)	(621,108)	264,287
Cash and cash equivalents at beginning of period (1)	232,025	853,133	588,846
Cash and cash equivalents at end of period (1)	$217,636	232,025	853,133

Supplemental cash flow information:
Interest paid on borrowings and deposits	$43,968	109,490	72,587
Income taxes paid	7,215	4,537	2,789
Income tax refunded	(40)	(1,318)	(10,770)

Supplementary disclosure of non-cash investing and financing activities:
Assumption of TruPS obligation by BB&T	$-	285,000	-
Loans and tax certificates transferred to real estate
held-for-sale or real estate held-for-investment	82,177	46,375	54,903
Loans held-for-sale transferred to loans receivable	1,312	14,185	-
Loans receivable transferred to loans held-for-sale	42,398	39,791	78,452
Loans receivable transferred to property and equipment	12,834	-	-
Assets acquired by assumption of notes payable	-	10,301	-
Tax certificates transferred to tax certificates held for sale	494	-	-
Properties and equipment transferred to real estate held-for-sale	-	4,501	-
Inventory acquired through financing	-	1,270	-
Increase in other liabilities from acquisitions	454	-	-
Increase (decrease) in BFC accumulated other
comprehensive income, net of taxes	79	13,024	(13,086)
Net effect of BBX's investment in Woodbridge attributable to
noncontrolling interest	(6,309)	-	-
Net effect of Bluegreen merger attributable to
noncontrolling interest	67,713	-	-
Net increase in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	(904)	1,253	1,453
Decrease in equity attributable to Woodbridge's dissenting holders	-	(2,846)	-
Decrease in equity due to the change in fair value of shares
subject to mandatory redemption	-	(472)	-
Change due to the re-classification of redeemable preferred stock
to shares subject to mandatory redemption	-	(11,029)	-

(1)

As of January 1, 2013, 2012 and 2011, BFC had $0.5 million, $5.7 million and $45.6 million, respectively, of time deposits. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents. The $0.5 million of time deposits is included in cash and interest bearing deposits in banks on the consolidated statement of financial condition as of December 31, 2012. There were no time deposits as of December 31, 2013.

See Notes to Consolidated Financial Statements

BFC Financial Corporation

Notes to Consolidated Financial Statements - Unaudited

1.    Business and Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

BFC (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) is a Florida-based holding company whose principal holdings include an approximately 52% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and a 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), which owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a sales, marketing and management company primarily focused on the hospitality and vacation ownership industries. BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures, and investments in middle market operating businesses.  BBX Capital holds the remaining 46% equity interest in Woodbridge.  BFC also holds interests in other investments and subsidiaries as described herein and previously held a significant investment in Benihana Inc. (“Benihana”) until the acquisition of Benihana by Safflower Holdings Corp. (“Safflower”) during August 2012.  The Company reports the results of its continuing operations through four segments: Real Estate Operations; Bluegreen Resorts; BBX; and Florida Asset Resolution Group (“FAR”).

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interests, including BBX Capital, Woodbridge and Bluegreen.  As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge). The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities, as described above.

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

Recent Events

BFC and BBX Capital- Acquisition of Renin Corporation

On October 30, 2013, Renin Holdings LLC, a newly formed joint venture entity currently beneficially owned 81% by BBX Capital and 19% by BFC, through newly formed acquisition subsidiaries (Renin Holdings LLC and its acquisition subsidiaries are collectively referred to herein as the “Purchasers”) acquired substantially all of the assets of Renin Corp. and its subsidiaries (collectively, the “Sellers”), manufacturers of interior closet doors, wall décor, hardware and fabricated glass products, for approximately $14.5 million (the “Renin Acquisition”).  The $14.5 million transaction consideration was subject to certain potential post-closing adjustments based on the Sellers’ working capital as of the closing and certain contractually provided Seller indemnities.  At the closing, approximately $1.7 million of the transaction consideration was placed in escrow pending final determination of the working capital adjustment, if any, and final resolution of any indemnification obligations of the Sellers.  In January 2014, Renin Corp’s working capital and indemnification obligations were finalized and the entire escrow balance of $1.7 million was distributed to Renin in February 2014.   Included in other assets in the Company’s Statement of Financial Condition was a $1.7 million receivable for the Renin Corp. working capital adjustment.  The Renin Transaction Consideration was adjusted to $12.8 million to reflect the Renin Corp working capital adjustment.  Renin revenues for the two months ended December 31, 2013 were approximately $9.3 million. Renin Corp. had revenues of $56.3 million for the ten months ended October 30, 2013.

Bluegreen Specialty Finance, LLC, a subsidiary of Bluegreen, funded approximately $9.4 million of the transaction consideration in a term loan and revolver facility (the “Renin Loan”).  The Renin Loan includes a $3.0 million term loan and provides for additional borrowings of up to $9 million on a revolving basis ($6.4 million of which was drawn upon at the closing), subject to the terms of a borrowing base specified in the Renin Loan.  Amounts outstanding under the Renin Loan bear interest at a fixed rate of 7.25% per annum and are collateralized by substantially all of the assets of the Purchasers.  All amounts outstanding under the Renin Loan will, unless extended, become due on April 30, 2014. The balance of the transaction consideration of $5.2 million was funded approximately $4.2 million by BBX Capital and approximately $1.0 million by BFC in accordance with their percentage equity interests in Renin Holdings LLC.  The transaction consideration was used to satisfy certain of the Sellers’ outstanding debt and other liabilities, obligations and expenses.

The acquired assets include, among other things, inventory, trade accounts receivable, property, plant and equipment, and intellectual property and other intangible assets with an estimated carrying value, subject to adjustment, of $23 million.  In addition to acquiring the assets, approximately $9.0 million of certain trade accounts payable and accrued liabilities of the Sellers, which represent ordinary course business obligations incurred by the Sellers prior to the closing and certain accrued employee benefits, were assumed in the Renin Acquisition.  Additionally, the Purchasers offered employment to the Sellers’ current employees on substantially the same terms as in effect prior to the closing

BBX Capital- Acquisition of Hoffman’s Chocolates and Williams and Bennett

On December 10, 2013, BBX Capital, through its newly formed wholly owned subsidiary BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), acquired Hoffman’s Chocolates and its subsidiaries Boca Bons and Good Fortunes (collectively, “Hoffman’s”).  Hoffman’s provides premier chocolate products with a product line of over 70 varieties of confections.  Hoffman’s currently operates 4 retail stores in South Florida.  Hoffman’s revenues were $1.0 million during the one month ended December 31, 2013.  Hoffman’s had revenues of approximately $3.3 million during the eleven months ended November 30, 2013.

On January 13, 2014, BBX Sweet Holdings acquired Williams & Bennett, including its other brand Big Chocolate Dipper. Williams & Bennett is headquartered in Boynton Beach, Florida and is a manufacturer of quality chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.  Williams & Bennett had revenues of approximately $4.8 million during the year ended December 31, 2013.

BBX Capital Merger Agreement

On May 7, 2013, BFC, BBX Merger Sub, LLC, a wholly-owned acquisition subsidiary of BFC (“BBX Merger Sub”), and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement, BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the Merger Agreement, which has been approved by a special committee comprised of BFC’s independent directors (the “Special Committee”) as well as the full boards of directors of both BFC and BBX Capital, the BBX Capital shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the Merger (as such exchange ratio may be adjusted in accordance with the terms of the Merger Agreement, the “Exchange Ratio”). Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the Merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the Merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio. Consummation of the Merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the Merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the Merger Agreement) with respect to either BBX Capital or BFC.

BFC has been advised by the NYSE and NASDAQ that, subject to a change in their position in the future, they would not consider approval of any application for listing of BFC’s Class A Common Stock during the pendency of the SEC action. Accordingly, BFC has not yet filed an application for the listing of its Class A Common Stock and may or may not do so depending on whether a national securities exchange or qualified inter-dealer quotation system indicates an application could be considered for approval prior to resolution of the litigation. The pendency of the SEC action and delays in resolving the action has had the effect of delaying any listing of BFC’s Class A Common Stock. There is no assurance as to the timing or resolution of the case, or the listing of BFC’s shares. Pursuant to the terms of the merger agreement, either BFC or BBX may terminate the merger agreement if the merger is not consummated by April 30, 2014, and it is not currently anticipated that the merger will be consummated prior to the first quarter of 2015.

See Note 13 for additional information regarding this litigation.

Woodbridge Acquisition of Bluegreen

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During 2013, BBX Capital paid to Woodbridge a total of approximately $441,000 of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge.  During the twelve months ended December 31, 2013, Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized in connection with the funding of the $149.2 million merger consideration indicated above. See Note 11 to the consolidated financial statements for additional information regarding the 2013 Notes Payable.

Two consolidated class action lawsuits relating to the Bluegreen merger remain pending.  The plaintiffs in these actions have asserted that the consideration received by Bluegreen’s minority shareholders in the transaction was inadequate and unfair, and are seeking to recover damages in connection with the transaction. The Company believes that these lawsuits are without merit and intends to continue to vigorously defend the actions. See Note 13 to the consolidated financial statements for additional information regarding these actions.

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

Pursuant to the BB&T Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two subsidiaries, CAM and FAR. BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtlantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s then-outstanding approximately $285 million of TruPS obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter own 100% of FAR through its ownership of FAR’s Class R units.  BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  At December 31, 2013, BB&T’s preferred interest in FAR was approximately $68.5 million.

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

Sale of Bluegreen Communities

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its former residential communities business, Bluegreen Communities, to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash.  Assets excluded from the sale included primarily Bluegreen’s Communities notes receivable portfolio.  Certain liabilities related to Bluegreen Communities were also retained by Bluegreen. Bluegreen Communities is classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements.  See Note 3 to the consolidated financial statements for additional information regarding discontinued operations.

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

Consolidation Policy - The consolidated financial statements include the accounts of all the Company’s wholly-owned subsidiaries, the Company’s controlled subsidiaries, including BBX Capital, Woodbridge and Bluegreen, other entities in which the Company and its subsidiaries hold controlling financial interests, and variable interest entities (“VIEs”) if the Company or its consolidated subsidiary is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated among consolidated entities.

Use of Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the fair value of assets and liabilities, including those acquired in business combinations, the allowance for loan losses, evaluation of intangible and long-lived assets for impairment, valuation of securities, evaluation of securities for impairment and other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, revenue recognition on percent complete projects, the evaluation of real estate assets for impairment, estimated costs to complete construction, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, contingencies and litigation, and accounting for share-based compensation.

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2013.

Cash Flow Revision - Under the terms of the BB&T Transaction, BBX Capital paid to BB&T at closing $51.3 million, which amount represented the accrued and unpaid interest on BBX Capital’s TruPS through the closing.  Subsequent to the closing, it was determined that the presentation was incorrect in that the $51.3 million payment was included in Financing Activities in the Statement of Cash Flows for the nine months ended September 30, 2012.  While this payment to BB&T represented accrued interest on the TruPS, the payment was made to BB&T as part of the BB&T Transaction and was not paid by BBX Capital to the TruPS holders.  Accordingly, this payment should have been presented in the Statement of Cash Flows for the nine months ended September 30, 2012 as Investing Activities and included in the line item “Net cash outflow from sale of BankAtlantic including $51.3 million of deferred TruPS interest.”  This reclassification had no impact on the net change in cash for the period.  This payment is presented in the Statement of Cash Flows for the nine months ended September 30, 2012 as Investing Activities and will continue to be presented in this manner in future filings.  The error was not material individually or in the aggregate to the Company’s consolidated financial statements.

Cash and Cash Equivalents - Cash equivalents consist of cash, demand deposits at financial institutions, money market funds and other short-term investments with original maturities of 90 days or less.  Cash and cash equivalents are held at various financial institutions located throughout the United States, Canada, and Aruba and exceed federally insured amounts. The periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits are performed to evaluate and attempt to mitigate, if necessary, credit risk.  There was no interest bearing deposits in other banks as of December 31, 2013.  Included in interest bearing deposits in other banks as of December 31, 2012 was $0.5 million of time deposits.  These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

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

Tax Certificates - Tax certificates included in other assets totaled $0.6 million and $3.9 million, net of allowance for tax certificate losses as of December 31, 2013 and 2012, respectively.  Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent.  Tax certificates are acquired from municipalities generally through public auction.  Tax certificates are carried at cost less an allowance for tax certificate losses.  Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is past due 24 to 60 months, depending on the municipality, from the acquisition date.  At that time, interest ceases to be accrued and any accrued interest receivable is reversed against interest income.  The entire balance of tax certificates were classified as nonaccrual as of December 31, 2013 and 2012.

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

Loans Receivable - Loans that BFC or its applicable subsidiary has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses.  Loan origination fees and related direct loan origination costs on loans held-for-sale and premiums and discounts on purchased loans held-for-sale are deferred until the related loan is sold and included in gains and losses upon sale.  Loans are classified as loans held-for-sale when loans are originated for resale or when management decides to sell loans that were not originated or purchased for sale. Transfers of loans from held-for-investment to held-for-sale classification are recorded at the lower of aggregate cost or estimated fair value at the transfer date.

Allowance for Loan Losses (BBX Capital) – The allowance for loan losses reflects management's reasonable estimate of probable credit losses inherent in the loan portfolio based on management’s evaluation of credit risk as of period end.  Loans are charged off against the allowance when management believes the loan is not collectible.  Recoveries are credited to the allowance.

The allowance consists of two components. The first component of the allowance is for loans that are individually evaluated for impairment.  Management evaluates commercial real estate and commercial non-real estate loans greater than $0.5 million for impairment quarterly.  Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific valuation allowance needs to be assigned to the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.  Loans determined to be collateral dependent are measured based on the fair value of the collateral less costs to sell.  Consumer and residential loans past due 120 days or more are also evaluated individually for impairment and are measured based on the lower of the estimated  fair value of the loan’s collateral less cost to sell or the carrying value of the loan.  Small business loans were transferred to loans held for sale as of September 30, 2012 and residential and first lien consumer loans were transferred to loans held-for-sale as of December 31, 2013.  Loans transferred to held-for-sale were excluded from the allowance for loan losses subsequent to the transfer date.

The second component of the allowance is for groups of loans with common characteristics that are evaluated in loan pools to estimate the inherent losses in the portfolio.  Management segregates loans into segments with certain common characteristics so as to form a basis for estimating losses as it relates to the segment. BBX Capital’s loan portfolio has the following loan segments: residential, consumer, commercial non-real estate, commercial real estate, and small business loans.  The loss experience for each loan segment was derived by calculating a charge-off history by loan segment adjusted by an expected recovery rate.  Based on the nature of each portfolio, a time frame is selected for the charge-off history in order to estimate the inherent loss in each segment.  The loss factor that was calculated from the charge-off history by loan segment is adjusted by considering the following factors: delinquency and charge-off levels and trends, non-accrual levels and trends, credit scores of borrowers, collateral value and external factors. Based on an analysis of the above factors, management may adjust the historical loss experience up or down to reflect current conditions that differ from the conditions that existed during the historical loss experience time frame.

Non-accrual and past due loans (BBX Capital) –  BBX Capital’s loans are considered past due if the required principal and interest has not been received based on the contractual terms of the loan.  Loans are generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. Commercial and small business loans may be placed on non-accrual status sooner due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, declines in the ratio of the loan amount to the value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt.  Accordingly, a loan may be placed on non-accrual status even when payments of principal or interest are not currently in default. However, exceptions to this policy may occur if there exists well secured collateral and the loan is in the process of collection.  When a loan is placed on non-accrual, all accrued interest is reversed against interest income.  Interest income is recognized on non-accrual loans on a cash basis.  Loans may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms.  Commercial and small business loans are charged-down if the collection of principal or interest is considered doubtful.  Consumer and residential real estate loans that are 120 days past due are charged down based on the collateral’s fair value less estimated selling costs.  Consumer non-mortgage loans that are 120 days or more past due are charged off.

During the years ended December 31, 2011, specific valuation allowances were established on collateral dependent loans when the appraised value of the collateral less cost to sell was less than the recorded investment of the loan.  Beginning January 1, 2012, where the appraised value of collateral on a collateral dependent loan was less than the recorded investment of the loan, the deficiency was charged-off, rather than a specific valuation allowance being established.  The change in charge-off recognition was implemented as part of the transition of the regulation of savings associations previously regulated by the Office of Thrift Supervision (the “OTS”) to the Office of the Comptroller of the Currency (“OCC”).  As a specific valuation allowance was previously recorded for collateral dependent loans, these charge-offs did not impact the provision for loan losses.

Notes Receivable -  Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is recognized on an accrual basis. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than three months contractually past due, and the accrual of interest income is not resumed until such loans are less than three months past due. As of December 31, 2013 and 2012, $11.3 million and $12.1 million, respectively, of VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  Bluegreen’s notes receivable are generally written off as uncollectible when they have become approximately 120 days past due.

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

Trade Receivables - Trade receivables are recorded at the invoiced amount and do not bear interest.  The Company recognizes revenue when products are shipped and the customer takes ownership and assumes the risk of loss.  The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers' financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  The Company reviews its allowance for doubtful accounts quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Bluegreen periodically evaluates the recovery of the carrying amount of incomplete or undeveloped resort properties under the accounting guidelines for Property, Plant and Equipment, which provides guidance relating to the accounting for the impairment or disposal of long-lived assets.  No impairment charges were recorded with respect to VOI inventory during any of the periods presented.

Inventory also includes raw materials and finished goods related to Renin, including doors, wall décor, hardware, and fabricated glass products.  Inventory related to Hoffman’s includes raw materials and finished goods related to its chocolate business and was not material at December 31, 2013.

Real Estate Held-for-Sale and Real Estate Held-for-Investment – From time to time, BBX Capital takes possession or ownership of real estate through foreclosure of the underlying loan collateral or through the purchase of the real estate from unrelated third parties.  When real estate is determined to be held-for-sale, it is recorded at fair value less estimated selling costs and subsequently measured at the lower of cost or estimated fair value. When real estate is determined to be held-for-investment, it is recorded at fair value and in subsequent periods depreciated over its useful life using the straight line method, if applicable.  Impairments required at the time of foreclosure are charged to the allowance for loan losses or allowance for tax certificates losses, as applicable.  Expenditures for capital improvements are generally capitalized.  Valuation allowance adjustments are made to reflect any subsequent declines in fair values.  The costs of holding real estate are charged to real estate operating expenses as incurred.  Provisions and reversals in the real estate valuation allowance are recorded as asset impairments in the Company’s Statements of Operations.

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

Impairment of Long Lived Assets  - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the full carrying amount of such assets may not be recoverable. In performing the review for impairment, the Company compares the expected undiscounted future cash flows to the carrying amount of the asset and records an impairment loss if the carrying amount exceeds the expected future cash flows based on the estimated discounted cash flows generated by the long-lived assets.

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

Investments in Unconsolidated Affiliates - The Company follows the equity method of accounting to record its interests in entities in which it does not own the majority of the voting stock or otherwise hold a controlling financial interest and to record its investment in variable interest entities in which it is not the primary beneficiary.  Under the equity method, the initial investment in the entity is recorded at cost on the Company’s statement of financial condition and is subsequently adjusted to recognize the Company's share of the entity’s earnings or losses.

Distributions received and other-than temporary impairments reduce the carrying amount of the investment.  The Company’s share of earnings or losses from its investment is shown on the statement of operations.

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

Properties and Equipment - Properties and equipment are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and building improvements, from 3 to 14 years for office equipment, furniture and fixtures, 5 years for transportation and equipment and from 3 to 14 years for leasehold improvements.  The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Interest expense associated with the construction of certain fixed assets is capitalized as incurred and relieved to expense through depreciation once the asset is put into use.

Expenditures for new properties, leasehold improvements and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.

The cost of software development for internal use is capitalized in accordance with the accounting guidance for costs of computer software developed or obtained for internal use.  Capitalization of software developed for internal use commences during the development phase of the project.  Software developed or obtained for internal use is generally amortized on a straight-line basis over 3 to 5 years.

Intangible Assets - Intangible assets consist primarily of approximately $63 million in management contracts which are included in our financial statements as a result of the acquisition of additional shares of Bluegreen’s common stock during November 2009 which gave us a controlling interest in Bluegreen.

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

The Company also includes in intangible assets a $1.1 million lease premium as a result of the acquisition of additional shares of Bluegreen’s common stock during November 2009 and $2.7 million of trade names and customer relationship intangible assets acquired in connection with BBX Capital’s acquisitions of Renin and Hoffman’s.  The lease premium, trade names and customer relationship intangible assets were initially recorded at fair value and amortized on a straight-line basis over their useful lives ranging from 9 years to 20 years.

Revenue Recognition – Revenue is recorded as the gross sales of VOIs, net of a provision for credit losses, in accordance with timeshare accounting guidance.  In accordance with the requirements of the accounting guidance for real estate, Bluegreen recognizes revenue on VOI sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectability of the receivable representing the remainder of the sales price is reasonably assured and Bluegreen has completed substantially all of its obligations with respect to any development related to the real estate sold.  Historically, Bluegreen utilized the same revenue recognition methodology with respect to its homesite sales. As described above and in Note 3, the revenues of Bluegreen Communities, which include homesite sales, are included within the results of discontinued operations for all periods presented in the accompanying consolidated statements of operations.

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

Under timeshare accounting rules, rental operations, including accommodations provided through the use of Bluegreen’s sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenue are expensed as incurred. Conversely, incremental revenue in excess of incremental carrying costs is recorded as a reduction to VOI inventory.  Incremental carrying costs include costs that have been incurred by Bluegreen during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory. All of Bluegreen’s rental revenue and sampler revenue earned during each of the years presented was recorded as an offset to cost of other resort fee-based services as such amounts were less than the incremental carrying cost.

In addition to sales of VOIs, Bluegreen also generates revenue from the activities listed below.  The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized when:

Fee-based sales commission	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has expired.

Resort management and service fees	Management services are rendered. (1)

Resort title fees	Escrow amounts are released and title documents are completed.

Rental and sampler program	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort fee-based services”.

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

Deferred Income - Bluegreen defers VOI revenue, net of related selling expenses, for sales for which the legal rescission period has expired but the required revenue recognition criteria described above has not been met. Additionally, in connection with Bluegreen’s sampler programs, Bluegreen defers revenue, net of direct incremental selling expenses, for guest stays not yet completed.

Deferred Financing Costs - Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense over the terms of the related financing arrangements.

Advertising –Bluegreen expenses advertising costs, which include marketing costs, as incurred.  Advertising expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  Bluegreen has entered into marketing arrangements with various third parties.  For the year ended December 31, 2013, sales of VOIs to prospects and leads generated by one marketing arrangement accounted for over 20% of VOI sales volume.  There can be no guarantee that Bluegreen will be able to maintain, extend or renew these agreements on similar terms, or at all.

Lease Termination Costs - Costs to terminate a lease contract before the end of its term are recognized and measured when the applicable company gives notice to the counterparty in accordance with the contract’s terms or has negotiated a termination of the contract with the counterparty.  Contracts that have not been terminated and have no economic benefit are measured at fair value.

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

Earnings (Loss) Per Share - Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) allocable to common stock (after deducting preferred stock dividends) by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if options to acquire common shares of the Company were exercised.  Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding based on the treasury stock method.  Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share, but it also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock.  The resulting net income (loss) amount is divided by the weighted average number of dilutive common shares outstanding.

In accordance with the applicable accounting guidance, during the second quarter of 2012, BFC reclassified its 5% cumulative preferred stock as a liability due to an amendment to the rights and privileges of such stock which, among other things, requires BFC to redeem shares of the 5% cumulative preferred stock in future periods.  As a result of such reclassification, the difference between the fair value of the 5% cumulative preferred stock and its carrying amount is required to be recorded as an adjustment to paid in capital, which is added to or deducted from net earnings available to common shareholders in the calculation of earnings per share.  In connection with the 2012 reclassification of BFC’s 5% cumulative preferred stock as a liability, earnings per share for the year ended December 31, 2012 were adjusted to reflect a decrease in equity of approximately $0.5 million.

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

New Accounting Standards

Accounting Standards Update Number 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  This information was previously presented in different places throughout the financial statements and this update requires the presentation of the information in one place.  This update did not have a material impact on the Company’s financial statements.

Accounting Standards Update Number 2013-04  - Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance under GAAP.  The amendments in this update are effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2013.  This update is not expected to have a material impact on the Company’s financial statements.

Accounting Standards Update Number 2013-05 - Foreign Currency Matters (Topic 830):  Foreign Currency Matters (Topic 830): This update requires an entity (parent) that ceases to have a controlling financial interest in a foreign subsidiary to release any related cumulative translation adjustment into net income.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity.  The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  This update is not expected to have a material impact on the Company’s financial statements.

Accounting Standards Update Number 2013-07 – Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The update requires financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The amendments in this update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  The Company believes that this update will not have a material impact on its financial statements.

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

Accounting Standards Update Number 2013-12 – Definition of a Public Business Entity; an addition to the master glossary:  The primary purposes of this update are to: i) amend the master glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in the US GAAP and ii) to identify the types of business entities that are excluded from the scope of the guidance.  There is no actual effective date for the amendment; however, the term “public business entity” will be used in the Accounting Standards Updates beginning in 2014.  The Company believes that this update will not have a material impact on its financial statements.

Accounting Standards Update Number 2014-04 – Receivables (Topic 310-40): Troubled Debt Restructurings by Creditors.  This update provides guidance on when a creditor should derecognize a consumer mortgage loan and recognize a foreclosed asset upon the creditor taking physical possession of residential real estate property collateralizing a consumer mortgage loan. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  This update is effective for annual and interim periods beginning after December 15, 2014.  The Company does not believe that this update will have a material impact on its financial statements.

2.    Liquidity

BFC

Except as otherwise noted, the debts and obligations of BBX Capital, Woodbridge and Bluegreen are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge). BFC’s principal sources of liquidity are its available cash and short-term investments and dividends from its subsidiaries.  BFC expects to receive dividends from Woodbridge which will be utilized to fund its current and future operations and investments.  However, as described below, dividend payments are dependent on a number of factors and may be subject to limitations outside of BFC’s control.

We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and/or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors considered by management.    There were no shares repurchased under the share repurchase program during the years ended December 31, 2013 or 2012.

BFC has not received cash dividends from BBX Capital since March 2009. Prior to its deregistration as a savings and loan holding company following the sale of BankAtlantic during July 2012, the payment of dividends by BBX Capital was subject to the oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and was restricted by the terms of the indentures governing BBX Capital’s TruPS due to the deferral of interest payments thereunder.  While these restrictions no longer apply, BBX Capital has indicated that it expects to utilize its available cash to pursue opportunities in accordance with its business and investment strategies and has no current plans to pay cash dividends to its shareholders.  BBX Capital will only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  In addition, as a result of the Bluegreen merger, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC, which own 46% and 54%, respectively, of Woodbridge.  During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

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

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including potential dividends from Woodbridge, will allow us to meet our anticipated liquidity needs. If those sources of funds are not sufficient to meet our liquidity needs, we might seek to liquidate some of our investments or fund operations with the proceeds from additional equity or debt financings. In addition to the foregoing, we may also seek to raise funds through the incurrence of long-term secured or unsecured indebtedness. However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately $723,000 at December 31, 2013.  Woodbridge’s principal sources of liquidity are its cash holdings and dividend distributions received from Bluegreen.  As previously described, during 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

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

Bluegreen

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen may seek to put in place will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit.  Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

BBX Capital

BBX Capital had cash of $33.1 million as of December 31, 2013, which does not include $8.4 million, $1.0 million and $0.7 million of cash held in FAR, Renin and Hoffman, respectively.  BBX Capital had $6.2 million of current liabilities as of December 31, 2013.  BBX Capital’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate, and distributions received from FAR and Woodbridge. While FAR is consolidated in BBX Capital’s financial statements, the cash held in FAR and generated by its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital.  The balance of BB&T’s preferred membership interest in FAR was approximately $68.5  million at December 31, 2013.  The Company does not expect its investments in Renin and Hoffman to be a source of liquidity for the foreseeable future.  Based on current and expected liquidity needs and sources, BBX Capital expects to be able to meet its liquidity needs over the next twelve months.

3.    Discontinued Operations

Loss from discontinued operations, net was $0.4 million for the year ended December 31, 2013 and related solely to Bluegreen Communities.

Discontinued operations for the for the years ended December 31, 2012 and 2011 included BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services components, Bluegreen Communities and Cypress Creek Holdings, a subsidiary of Woodbridge.

The following table summarizes the results of discontinued operations for Bluegreen Communities and Cypress Creek Holdings for the years ended December 31, 2012 and 2011 (in thousands):

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

Bluegreen Communities

In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash.  Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, and liabilities relating to Bluegreen Communities were not sold to Southstar.

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

BBX Capital

Sale of BankAtlantic to BB&T

BankAtlantic’s five reporting units each reflected a component of the BankAtlantic entity and was the lowest level for which cash flows could be clearly distinguished, operationally and for financial reporting purposes.  These five components were Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services.  Based on the terms of the sale of BankAtlantic to BB&T, BBX Capital determined that the Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  BBX Capital sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T upon the consummation of the BB&T Transaction on July 31, 2012. BBX Capital  did not continue in any material respect any activities of or have any continuing involvement with these reporting units. Although certain assets of the Commercial Lending reporting unit were sold to BB&T, BBX Capital has continued Commercial Lending reporting unit activities resulting in BBX Capital including the Commercial Lending reporting unit in continuing operations in the statements of operations.

Pursuant to the sale to BB&T, in addition to certain assets associated with BBX Capital’s continuing Commercial Lending reporting unit, FAR also retained certain assets and liabilities that were associated with BBX Capital’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units).  BBX Capital determined that the ongoing cash flows relating to the retained assets of the disposed reporting units expected in future periods were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported in discontinued operations for each of the years in the two year period ended December 31, 2012.  The carrying value of the disposed reporting units’ net assets transferred to FAR were $112 million as of July 31, 2012.  The results of operations and cash flows associated with the retained assets associated with the disposed reporting units were included in continuing operations for the five months ended December 31, 2012 and for the year ended December 31, 2013.  The assets held by FAR are expected to be monetized in accordance with the terms of such assets or through orderly transactions over a seven year period or longer provided BB&T’s preferred interest is repaid within such seven-year period.  Ninety-five percent of the cash flows from these assets, net of operating expenses and a stated preferred return, will be applied toward the ongoing repayment of BB&T’s preferred interest in FAR.

The gain on the sale of BankAtlantic to BB&T, which is included in the Company’s Consolidated Statements of Operations in “Discontinued operations” for the year ended December 31, 2012, was as follows (in thousands):

Investment in BankAtlantic (1)	$306,302
Reduction in other comprehensive loss	(18,124)
Carrying amount of BankAtlantic's net assets	288,178
Stay and retention bonuses	1,300
Transaction costs	(5,000)
Cash consideration	6,433
Other	(269)
Recognition of purchase accounting (2)	2,819
Gain on sale of BankAtlantic	$293,461

(1)	The investment in BankAtlantic represent BankAtlantic’s stockholder’s deficit as of July 31, 2012 after giving effect to the transfer of CAM and FAR to BBX Capital.

(2)

Upon the sale of BankAtlantic to BB&T, BFC recognized purchase accounting amounts in connection with BFC's share acquisitions of BankAtlantic Bancorp in 2008, which were accounted for as step acquisitions under the purchase method of accounting then in effect.  The recognition of this purchase accounting increased the gain on sale of BankAtlantic by an additional $2.8 million.

Included in the carrying amount of BankAtlantic was $2.0 million of unrealized gains on securities available for sale and $20.2 million of defined benefit pension plan losses deferred in BankAtlantic’s other comprehensive income.  Also included in the gain on the sale of BankAtlantic was approximately $1.0 million of stay bonuses paid by BBX Capital and reimbursed by BB&T to key employees of BankAtlantic associated with pre-acquisition services and $0.3 million of stay bonuses paid by BBX Capital and reimbursed by BB&T to employees of BankAtlantic associated with post acquisition services.

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

(1)

BankAtlantic net asset value was calculated as of June 30, 2012 (which pursuant to the terms of the Agreement with BB&T was the date used for the calculations of the cash consideration payable upon consummation of the BB&T Transaction) after giving effect to the contribution to BankAtlantic of small business loans with a carrying value of $10.7 million in exchange for commercial loans with a carrying value of $7.5 million which were initially designated to be contributed to BankAtlantic and were instead retained by FAR.

The consolidated net cash outflows associated with the sale of BankAtlantic were as follows (in thousands):

BankAtlantic assets sold:
Tax certificates	$16,630
Loans receivable	1,792,026
Securities available for sale	29,781
Properties and equipment, net	129,025
Other assets	60,113
Total assets sold	2,027,575
BankAtlantic liabilities assumed:
Deposits	(3,458,914)
Subordinated debentures	(22,000)
Other liabilities	(28,920)
Total liabilities assumed	(3,509,834)
Gain on sale of BankAtlantic (1)	(290,642)
Net cash outflows from sale of BankAtlantic	$(1,191,617)

(1)	Excludes BFC's non-cash gain from purchase accounting adjustments of $2.8 million.

The income from BankAtlantic’s Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations and the gain on the sale of BankAtlantic in the statement of operations  for the years ended December 31, 2012 and 2011 was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011
Net interest income (1)	$38,098	87,086
Provision for loan losses	18,383	33,764
Net interest income after provision for loan losses	19,715	53,322
Gain on sale of BankAtlantic	293,461	-
Total non-interest income	37,234	124,994
Total non-interest expense (2) (3)	62,446	127,018
Income from discontinued operations
before income taxes	287,964	51,298
Provision for income taxes	21,005	19,182
Income from discontinued operations	$266,959	32,116

(1)	Includes purchase accounting adjustments to increase net interest by approximately $714,000 and $2.5 million for the years ended December 31, 2012 and 2011, respectively.

(2)	Includes purchase accounting adjustments to increase non-interest expense by approximately $812,000 and $1.1 million for the years ended December 31, 2012 and 2011, respectively.

(3)	Pursuant to applicable accounting rules, all general corporate overhead was allocated to continuing operations.

Sale of BankAtlantic Tampa Branches and Related Facilities

In August 2010, BankAtlantic announced that it had decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 branches located in the Tampa, Florida area.  In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and BankAtlantic completed the sale on June 3, 2011.  The purchasing financial institution paid a 10% premium for the deposits plus the net book value of the acquired real estate and substantially all of the fixed assets associated with the branches and facilities.  Included in consolidated statement of operations in discontinued operations for the year ended December 31, 2011 was a $38.6 million gain on the Tampa branch sale.

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

4.    Fair Value Measurement

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

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of December 31, 2013 or 2012.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant
		Active Markets	Other	Significant	Total
	As of	for Identical	Observable	Unobservable	Impairments (1)
	December 31,	Assets	Inputs	Inputs	For the Year Ended
Description	2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Loans measured for impairment
using the fair value of the
underlying collateral	$24,167	-	-	24,167	4,639
Impaired real estate held-for-sale
and held-for-investment	55,955	-	-	55,955	2,288
Impaired loans held for sale	53,846	-	-	53,846	4,992
Total	$133,968	-	-	133,968	11,919

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2013 on assets that were held and measured at fair value as of December 31, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis as of December 31, 2013 is as follows (Fair Value in thousands):

As of December 31, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment using the fair value of underlying collateral	$24,167	Fair Value of Collateral	Appraisal	$0.1 - 9.0 million ($0.4 million)
Impaired real estate held-for-sale and held-for-investment	55,955	Fair Value of Property	Appraisal	$0.1 - 12.0 million ($1.7 million)
Impaired loans held for sale	53,846	Fair Value of Collateral	Appraisal	$0.1 - 2.2 million ($0.3 million)
Total	$133,968

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant
		Active Markets	Other	Significant	Total
	As of	for Identical	Observable	Unobservable	Impairments (1)
	December 31,	Assets	Inputs	Inputs	For the Year Ended
Description	2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Loans measured for impairment
using the fair value of the
underlying collateral	$61,528	-	-	61,528	5,700
Impaired real estate held-for-sale
and held-for-investment	31,645	-	-	31,645	8,416
Impaired loans held for sale	24,748	-	-	24,748	2,577
Total	$117,921	-	-	117,921	16,693

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2012 on assets that were held and measured at fair value as of December 31, 2012.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis as of December 31, 2012 was as follows (Fair Value dollars in thousands):

As of December 31, 2012	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment using the fair value of underlying collateral	$61,528	Fair Value of Collateral	Appraisal	$0.3 - 11.8 million ($3.2 million)
Impaired real estate held-for-sale and held-for-investment	31,645	Fair Value of Property	Appraisal	$0.2 - 8.9 million ($3.3 million)
Impaired loans held for sale	24,748	Fair Value of Collateral	Appraisal	$0.1 - 3.1 million ($1.2 million)
Total	$117,921

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no significant liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of December 31, 2013 or 2012.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of BBX Capital’s loan portfolio is collateral dependent.  The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values as its loans are primarily secured by real estate.  BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans.  These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral.  However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date.  When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal.  BBX Capital generally recognizes impairment losses on homogeneous loans based on third party broker price opinions to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent.  These third party valuations from real estate professionals also use Level 3 inputs in determining fair values.  The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.  As a consequence, the calculation of the fair value of the collateral is considered Level 3 inputs.

Impaired Real Estate Held-for-Sale and Held-for-Investment

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at December 31, 2013 and 2012 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$217,636	217,636	217,636	-	-
Restricted cash	65,285	65,285	65,285	-	-
Loans receivable including loans held for sale, net	126,072	131,853	-	-	131,853
Notes receivable, net	455,569	540,000	-	-	540,000
Notes receivable from preferred shareholders (1)	5,013	4,100	-	-	4,100

Financial liabilities:
Receivable-backed notes payable	$443,561	447,700	-	-	447,700
Notes and mortgage notes payable and other borrowings	102,519	101,961	-	-	101,961
BB&T preferred interest in FAR	68,517	69,032	-	-	69,032
Junior subordinated debentures	147,431	120,000	-	-	120,000
Shares subject to mandatory redemption	12,362	11,000	-	-	11,000

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2012	2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$232,521	232,521	232,521	-	-
Restricted cash	54,335	54,335	54,335	-	-
Loans receivable including loans held for sale, net	317,310	316,075	-	-	316,075
Notes receivable, net	487,110	550,000	-	-	550,000

Financial liabilities:
Receivable-backed notes payable	$445,371	454,000	-	-	454,000
Notes and mortgage notes payable and other borrowings	31,630	31,301	-	-	31,301
BB&T preferred interest in FAR	196,877	201,099	-	-	201,099
Junior subordinated debentures	144,831	117,000	-	-	117,000
Shares subject to mandatory redemption	11,851	12,100	-	-	12,100

(1)	Notes receivable from preferred shareholders is included in other assets on BFC’s statement of financial condition as of December 31, 2013.

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

Interest-bearing deposits in banks included  $0.5 million of certificates of deposits guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with maturities of less than one year as of December 31, 2012. Due to the FDIC guarantee and the short-term maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

The amounts reported in BFC’s consolidated statement of financial condition for restricted cash approximates fair value.

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into performing and non-performing categories.  The fair value of BBX Capital’s performing loans is calculated by using an income approach with Level 3 inputs.  The fair value of performing loans is estimated by discounting forecasted cash flows using estimated market discount rates that reflect the interest rate and credit risk inherent in the loan portfolio.  BBX Capital’s management assigns a credit risk premium and an illiquidity adjustment to these loans based on delinquency status.  The fair value of non-performing collateral dependent loans is estimated using an income approach with Level 3 inputs.  The fair value of non-performing loans utilizes the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

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

The amounts reported in the consolidated statement of financial position relating to Bluegreen’s notes and mortgage notes payable and other borrowings, including receivable-backed notes payable, that provide for variable interest rates approximate the estimated fair values.  The fair value of Bluegreen’s fixed rate receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.  These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.  The fair value of BBX Capital’s notes payable is measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

The fair value of junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market

5.    BBX Capital’s Loans Receivable and Loans Held for Sale

BBX Capital’s loan portfolio consisted of the following (in thousands):

	December 31,
	2013	2012
Commercial non-real estate	$3,331	12,006
Commercial real estate:
Residential	12,132	62,523
Other	50,805	151,524
Consumer	8,618	16,907
Residential:
Residential-interest only	-	17,798
Residential-amortizing	53	36,999
Total gross loans	74,939	297,757
Adjustments:
Premiums, discounts and net deferred fees	-	116
Allowance for loan losses	(2,713)	(5,311)
Loans receivable -- net	$72,226	292,562

BBX Capital’s loan portfolio had the following geographic concentrations based on outstanding loan balances at December 31, 2013 and 2012:

	December 31,
	2013	2012
Florida	100%	85%
Eastern U.S.A.	0%	10%
Western U.S.A.	0%	5%
Central U.S.A.	0%	0%
	100%	100%

BBX Capital segregates its loan portfolio into five segments in order to determine its allowance for loan losses. BBX Capital’s loan segments are: residential loans, commercial real estate loans, commercial non-real estate loans, consumer loans, and small business loans. All of BBX Capital’s small business loans were reclassified to loans held-for-sale as of September 30, 2012.  As a consequence, small business loans are measured based on the lower of cost or fair value and not included in BBX Capital’s allowance for loan losses.  BBX Capital further divides its loan segments into loan classes in order to monitor and assess credit risk. BBX Capital’s loan segments and loan classes are described below:

Residential – represents loans secured by one to four dwelling units. This loan segment is further divided into interest only loans and amortizing loans. Interest-only residential loans require the borrower to make monthly payments of interest-only for a fixed period of time and become fully amortizing thereafter.  Amortizing residential loans require the borrower to make monthly principal and interest payments through maturity.  Residential loans, except for two loans in the final stages of foreclosure, were transferred to loans held-for-sale as of December 31, 2013.

Commercial real estate -  represents loans for acquisition, development and construction of various types of properties including residential, office buildings, retail shopping centers, and other non-residential properties. BBX Capital’s commercial real estate loan portfolio is divided into two loan classes; commercial residential and commercial other.

Commercial residential real estate loans -  are loans to developers or home builders for the construction of one to four dwelling units.

Commercial other real estate loans  - are primarily secured by non-residential, owner occupied or income producing property which includes shopping centers, office buildings, self-storage facilities, and warehouses.

Commercial non-real estate loans - generally represent business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.

Consumer loans - consists of loans to individuals originated through BankAtlantic’s branch network. The majority of consumer loans are home equity lines of credit secured primarily by a second mortgage on the primary residence of the borrower, located in Florida.  First lien consumer loans were transferred to loans held-for-sale as of December 31, 2013.

Small business loans – consists of loans originated to businesses that do not generally exceed $2.0 million.  The principal source of repayment for these loans is generally from the cash flow of a business.  BBX Capital’s small business loan portfolio is divided into two loan classes; small business real estate secured and small business non-real estate.

Small business real estate secured loans – are generally secured by real estate where the business is located or real estate owned by the guarantor.

Small business non-real estate loans – are generally business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.

Loans held for sale – Loans held for sale as of December 31, 2013 consisted of $38.2  million of residential loans,  $4.2 million of first lien consumer home equity loans and $11.4 million of small business loans.    During the fourth quarter of 2013, BBX Capital’s management evaluated its residential loan portfolio considering the appreciation of residential real estate values during 2013 and decided to transfer first lien residential loans to loans held-for-sale as of December 31, 2013.  Loans held-for-sale are reported at the lower of cost or fair value.  BBX Capital charged down its first lien residential loan portfolio by $4.1 million and reduced its allowance for loan losses by $1.4 million upon the transfer of first lien residential loans to loans held-for-sale.  Loans held for sale as of December 31, 2012 consisted of $6.0 million of commercial real estate loans and $18.8 million of small business loans.  Subsequent to the sale of BankAtlantic to BB&T, BBX Capital’s management evaluated its loan portfolio and transferred its entire portfolio of small business loans to loans held-for-sale and transferred $14.2 million of residential loans previously held-for-sale to loans held-for-investment.  BBX Capital charged down its small business loans by $1.3 million and reduced its allowance for loan losses by $1.1 million upon the transfer of its small business loans to loans held for sale.  BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  BBX Capital transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was as follows (in thousands):

	December 31,
Loan Class	2013	2012
Commercial non-real estate	$3,331	3,362
Commercial real estate:
Residential	11,135	60,937
Other	34,405	79,014
Consumer	2,972	7,859
Residential:
Interest only	-	16,115
Amortizing	53	28,507
Total nonaccrual loans	$51,896	195,794

An age analysis of the past due recorded investment in loans receivable as of December 31, 2013 and 2012 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	2,269	2,269	1,062	3,331
Commercial real estate:
Residential	-	-	2,745	2,745	9,387	12,132
Other	-	-	19,984	19,984	30,821	50,805
Consumer	317	293	2,480	3,090	5,528	8,618
Residential:
Residential-interest only	-	-	-	-	-	-
Residential-amortizing	-	-	53	53	-	53
Total	$317	293	27,531	28,141	46,798	74,939

(1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of December 31, 2013.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2012	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$2,411	-	3,362	5,773	6,233	12,006
Commercial real estate:
Residential	842	1,716	50,634	53,192	9,331	62,523
Other	-	5,843	30,102	35,945	115,579	151,524
Consumer	677	524	7,165	8,366	8,541	16,907
Residential:
Residential-interest only	397	-	16,115	16,512	1,286	17,798
Residential-amortizing	984	1,520	28,052	30,556	6,443	36,999
Total	$5,311	9,603	135,430	150,344	147,413	297,757

1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of December 31, 2012.

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the year ended December, 2013 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-off :	-	(3,976)	-	(2,516)	(4,375)	(10,867)
Recoveries :	10,241	36,824	257	2,225	2,587	52,134
Provision :	(11,022)	(34,490)	(257)	562	1,342	(43,865)
Ending balance	$954	227	-	1,532	-	2,713
Ending balance individually
evaluated for impairment	$954	-	-	-	-	954
Ending balance collectively
evaluated for impairment	-	227	-	1,532	-	1,759
Total	$954	227	-	1,532	-	2,713
Loans receivable:
Ending balance individually
evaluated for impairment	$3,331	45,540	-	2,207	53	51,131
Ending balance collectively
evaluated for impairment	$-	17,397	-	6,411	-	23,808
Total	$3,331	62,937	-	8,618	53	74,939
Proceeds from loan sales	$2,390	1,100	-	-	-	3,490
Transfer to loans held for sale	$-	-	-	4,176	38,222	42,398
Transfer from loans held for sale	$-	-	-	-	1,312	1,312

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the year ended December 31, 2012 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,053	7,168	22,554	16,705	129,887
Charge-off :	(19,237)	(55,686)	(3,991)	(9,793)	(14,658)	(103,365)
Recoveries :	893	7,435	487	1,424	2,563	12,802
Provision :	5,569	(7,839)	244	2,778	1,653	2,405
Transfer to held for sale
- BB&T Transaction:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations provision	-	70	546	4,937	6,674	12,227
Ending balance	$1,735	1,869	-	1,261	446	5,311
Ending balance individually
evaluated for impairment	$784	837	-	-	-	1,621
Ending balance collectively
evaluated for impairment	951	1,032	-	1,261	446	3,690
Total	$1,735	1,869	-	1,261	446	5,311
Loans receivable:
Ending balance individually
evaluated for impairment	$3,362	173,917	-	7,859	44,621	229,759
Ending balance collectively
evaluated for impairment	$8,644	40,130	-	9,048	10,176	67,998
Total	$12,006	214,047	-	16,907	54,797	297,757
Proceeds from loan sales	$-	5,864	-	-	-	5,864
Transfer to held for sale
- BB&T Transaction:	$60,398	304,668	234,228	502,221	811,060	1,912,575
Transfer to held for sale	$-	20,722	19,069	-	-	39,791
Transfer from loans held for sale	$-	-	-	-	14,185	14,185

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the year ended December 31, 2011 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-off :	(8,205)	(43,266)	(8,083)	(26,894)	(25,301)	(111,749)
Recoveries :	1,140	1,272	1,090	2,308	2,049	7,859
Provision :	12,686	25,188	-	-	-	37,874
Transfer to held for sale:	-	-	-	-	-	-
Discontinued operations provision:	-	-	2,647	15,097	16,020	33,764
Ending balance	$16,407	67,053	7,168	22,554	16,705	129,887
Ending balance individually
evaluated for impairment	15,408	52,561	761	1,071	6,867	76,668
Ending balance collectively
evaluated for impairment	999	14,492	6,407	21,483	9,838	53,219
Total	16,407	67,053	7,168	22,554	16,705	129,887
Loans receivable:
Ending balance individually
evaluated for impairment	$22,888	269,753	1,578	11,220	65,488	370,927
Ending balance collectively
evaluated for impairment	$95,257	410,753	283,176	547,363	868,036	2,204,585
Total	118,145	680,506	284,754	558,583	933,524	2,575,512
Purchases of loans	$-	-	-	-	15,259	15,259
Proceeds from loan sales	$-	35,415	-	-	19,495	54,910
Transfers to held for sale	$-	53,380	-	-	25,072	78,452

During the first quarter of 2012, BBX Capital charged down its recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell based on the Office of the Comptroller of the Currency (the “OCC”) guidance to thrifts regarding valuation allowances on collateral dependent loans.  This charge down consisted entirely of the charging off of existing specific valuation allowances.  As a specific valuation allowance was previously established for these loans, the charge-offs did not impact BBX Capital’s provision for loan losses or net loss during the year ended December 31, 2012, but did reduce BBX Capital’s allowance for loan losses and recorded investment in the loans.

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

BBX Capital’s impaired loans as of December 31, 2013 and 2012 were as follows (in thousands):

	As of December 31, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$3,001	4,472	954	3,032	3,287	784
Commercial real estate:
Residential	-	-	-	637	2,172	1
Other	-	-	-	27,558	39,194	836
Consumer	920	2,228	920	-	-	-
Residential:
Residential-interest only	-	-	-	-	-	-
Residential-amortizing	-	-	-	-	-	-
Total with allowance recorded	$3,921	6,700	1,874	31,227	44,653	1,621
With no related allowance recorded:
Commercial non-real estate	$330	634	-	330	634	-
Commercial real estate:
Residential	11,135	20,529	-	60,833	117,700	-
Other	34,405	58,657	-	82,555	114,995	-
Consumer	7,165	8,730	-	16,050	20,501	-
Residential:
Residential-interest only	-	-	-	16,421	28,808	-
Residential-amortizing	53	189	-	31,896	48,820	-
Total with no allowance recorded	$53,088	88,739	-	208,085	331,458	-
Total:
Commercial non-real estate	$3,331	5,106	954	3,362	3,921	784
Commercial real estate	45,540	79,186	-	171,583	274,061	837
Consumer	8,085	10,958	920	16,050	20,501	-
Residential	53	189	-	48,317	77,628	-
Total	$57,009	95,439	1,874	239,312	376,111	1,621

Average recorded investment and interest income recognized on BBX Capital’s impaired loans as of December 31, 2013 and 2012 were (in thousands):

	For the Year Ended		For the Year Ended
	December 31, 2013		December 31, 2012
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$3,015	119	3,032	137
Commercial real estate:
Residential	-	-	637	-
Other	-	2	27,622	1,068
Consumer	1,040	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$4,055	121	31,291	1,205
With no related allowance recorded:
Commercial non-real estate	$330	-	330	-
Commercial real estate:
Residential	12,467	555	55,989	806
Other	35,057	723	83,695	4,067
Consumer	7,118	200	17,887	282
Residential:
Residential-interest only	-	-	20,520	-
Residential-amortizing	55	-	36,256	177
Total with no allowance recorded	$55,027	1,478	214,677	5,332

Commercial non-real estate	$3,345	119	3,362	137
Commercial real estate	47,524	1,280	167,943	5,941
Consumer	8,158	200	17,887	282
Residential	55	-	56,776	177
Total	$59,082	1,599	245,968	6,537

Impaired loans and the average recorded investment and interest income recognized on impaired loans as of December 31, 2011 were (in thousands):

	As of December 31, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income
With a related allowance recorded:
Commercial non-real estate	$17,792	17,792	15,408	16,364	246
Commercial real estate:
Residential	64,841	70,780	20,986	79,833	1,983
Other	137,937	156,908	31,596	115,342	2,029
Small business:
Real estate	6,499	6,499	85	7,443	-
Non-real estate	1,339	1,339	776	1,644	-
Consumer	15,951	17,502	1,454	17,203	-
Residential:
Residential-interest only	15,441	20,667	2,982	14,513	-
Residential-amortizing	20,554	24,545	3,960	16,877	-
Total with allowance recorded	$280,354	316,032	77,247	269,219	4,258
With no related allowance recorded:
Commercial non-real estate	$5,922	5,922	-	8,623	33
Commercial real estate:
Residential	22,562	67,586	-	19,284	8
Other	44,682	89,626	-	62,747	909
Small business:
Real estate	10,265	12,007	-	9,800	-
Non-real estate	792	1,107	-	630	-
Consumer	9,719	13,246	-	9,678	391
Residential:
Residential-interest only	10,841	21,122	-	13,286	-
Residential-amortizing	22,390	33,576	-	21,543	107
Total with no allowance recorded	$127,173	244,192	-	145,591	1,448
Total:
Commercial non-real estate	$23,714	23,714	15,408	24,987	279
Commercial real estate	270,022	384,900	52,582	277,206	4,929
Small business	18,895	20,952	861	19,517	-
Consumer	25,670	30,748	1,454	26,881	391
Residential	69,226	99,910	6,942	66,219	107
Total	$407,527	560,224	77,247	414,810	5,706

Impaired loans without specific valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate were equal to or greater than the carrying value of the loans, or loans that were collectively measured for impairment.

BBX Capital monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of December 31, 2013 were $43.2 million of collateral dependent loans, of which $39.2 million were measured for impairment using current appraisals and $4.0 million were measured by adjusting appraisals, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date.  Appraised value with respect to one loan which did not have current appraisals were adjusted down by an aggregate amount of $0.8 million based on changes in market conditions.

BBX Capital had no commitments to lend additional funds on impaired loans as of December 31, 2013.

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

The following table presents the amount of BBX Capital’s accruing and non-accruing commercial loans by loan class as of December 31, 2013 (in thousands):

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Accruing	$-	997	16,400
Non-accruing	3,331	11,135	34,405
Total	$3,331	12,132	50,805

The following table presents the amount of BBX Capital’s accruing and non-accruing commercial loans by loan class as of December 31, 2012 (in thousands):

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Accruing	$8,644	1,586	72,510
Non-accruing	3,362	60,937	79,014
Total	$12,006	62,523	151,524

BBX Capital monitors the credit quality of its portfolio of consumer loans utilizing borrower FICO® scores.   The FICO® scores of BBX Capital’s consumer loans were as follows (in thousands):

	Consumer Loans
	December 31,	December 31,
FICO Scores	2013 (1)	2012 (2)
Unavailable	$190	233
<500	102	449
500-619	5,739	10,241
620-679	1,001	2,531
>679	1,586	3,453
	$8,618	16,907

(1)	FICO® scores for the majority of the portfolio were obtained during the fourth quarter of 2013.
(2)	FICO® scores for the majority of the portfolio were obtained during the fourth quarter of 2012.

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

There were  no troubled debt restructurings during the year ended December 31, 2013.  Troubled debt restructurings during the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	For the Years Ended
	December 31, 2012		December 31, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-	9	$8,225
Commercial real estate:
Residential	-	-	6	30,801
Other	-	-	10	52,955
Small business:
Real estate	-	-	5	1,905
Non-real estate	-	-	-	-
Consumer	1	47	10	742
Residential:
Residential-interest only	-	-	1	549
Residential-amortizing	1	62	22	3,567
Total Troubled Debt Restructured	2	$109	63	$98,744

There were  no loans modified in troubled debt restructurings since January 1, 2012 that experienced a payment default during the year ended December 31, 2013.  The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and 2010 and experienced a payment default during the years ended December 31, 2012 and 2011 (dollars in thousands):

	For the Years Ended
	December 31, 2012		December 31, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-	3	$2,209
Commercial real estate:
Residential	4	5,465	2	6,880
Other	2	21,912	9	18,830
Small business:
Real estate	-	-	4	981
Non-real estate	-	-	-	-
Consumer	-	-	7	527
Residential:
Residential-interest only	-	-	1	547
Residential-amortizing	9	627	6	1,115
Total Troubled Debt Restructured	15	$28,004	32	$31,089

6.     Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and Bluegreen’s allowance for credit losses (dollars in thousands):

	As of December 31,
	2013	2012
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$127,451	139,777
VOI notes receivable - securitized	420,848	420,451
Purchase accounting adjustment	(6,277)	(14,736)
	542,022	545,492

Allowance for credit losses	(90,188)	(63,103)
VOI notes receivable, net	451,834	482,389
Allowance as a % of VOI notes receivable	17%	12%

Notes receivable secured by homesites:
Homesite notes receivable	$4,139	4,992
Allowance for credit losses	(404)	(271)
Homesite notes receivable, net	3,735	4,721
Allowance as a % of homesite notes receivable	10%	5%

Total notes receivable
Gross notes receivable	552,438	565,220
Purchase accounting adjustment	(6,277)	(14,736)
Allowance for credit losses	(90,592)	(63,374)
Notes receivable, net	$455,569	487,110
Allowance as a % of notes receivable	17%	12%

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method. BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of December 31, 2013 and 2012, the outstanding contractual unpaid principal balance of the acquired notes was $112.1  million and $150.1 million, respectively. During June 2013, management revised its assumptions used in the calculation of cash flows expected to be collected on the acquired notes resulting in a $5.7 million impairment charge which was recorded as a valuation allowance. As of December 31, 2013 and 2012, the carrying amount of the acquired notes was $100.1 million (net of a valuation allowance of $5.7 million) and $135.4 million, respectively.

The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at December 31, 2013 and 2012. The following is a reconciliation of accretable yield as of December 31, 2013 and 2012 (in thousands):

Accretable Yield	As of December 31,
	2013	2012
Balance, beginning of period	$54,170	74,526
Accretion	(17,097)	(22,168)
Reclassification (to) from nonaccretable yield	(5,395)	1,812
Balance, end of period	$31,678	54,170

The weighted-average interest rate on Bluegreen’s notes receivable was 15.8%, 15.5% and 15.3% at December 31, 2013, 2012 and 2011, respectively.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on loans secured by VOIs was 15.9%, 15.6%  and 15.4%  as of December 31, 2013, 2012 and 2011, respectively.   The majority of Bluegreen’s notes receivable secured by homesites, which were excluded from the sale of Bluegreen Communities to Southstar, bear interest at variable rates.  The weighted-average interest rate charged on notes receivable secured by homesites was 7.7%,  7.7% and 7.8%  as of December 31, 2013, 2012 and 2011, respectively.

Bluegreen’s VOI receivables are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen’s homesite notes receivable are secured by homesites in Georgia, Texas, and Virginia.

Future contractual principal payments on Bluegreen’s notes receivables (including homesite notes receivable) during each of the five years subsequent to December 31, 2013 and thereafter are set forth below (in thousands):

As of December 31, 2013
2014	$81,099
2015	82,577
2016	82,422
2017	76,404
2018	58,945
Thereafter	170,991
552,438
Allowance for loan losses	(90,592)
Notes receivable, net of allowance	461,846
Purchase accounting adjustments	(6,277)
Total	$455,569

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

The table below sets forth the activity in Bluegreen’s allowance for loan losses (including homesite notes receivable) during the nine month periods ended December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Balance, beginning of period	$63,374	73,260
Provision for credit losses	54,309	25,102
Write-offs of uncollectible receivables	(27,091)	(34,988)
Balance, end of period	$90,592	63,374

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Current	$523,526	534,080
31-60 days	7,694	7,843
61-90 days	5,810	6,181
> 90 days (1)	11,269	12,124
Purchase accounting adjustments	(6,277)	(14,736)
Total	$542,022	545,492

(1)

Includes $5.2 million and $5.5 million as of December 31, 2013 and 2012, respectively, relating to VOI notes receivable that, as of such date, had been defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit loss.

7.    Variable Interest Entities

Bluegreen

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction (the “Legacy Securitization”) entered into in 2010 which was guaranteed by Bluegreen (See Notes 11 and 13 below for further information regarding the Legacy Securitization). These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third-parties.  In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitizations.

With each securitization, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of December 31, 2013, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a variable interest entity. Bluegreen’s analysis includes both quantitative and qualitative reviews. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and bases its qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements.  Bluegreen also uses qualitative analysis to determine if Bluegreen must consolidate a variable interest entity as the primary beneficiary.  In accordance with applicable accounting guidance currently in effect, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is the primary beneficiary and, therefore, consolidates the entities into its financial statements.  As previously described, BFC consolidates Bluegreen and its consolidated subsidiaries and VIEs into BFC’s financial statements.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage notes receivable.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the years ended December 31, 2013, 2012 and 2011 were $6.7 million, $11.2 million and $22.4 million, respectively. Bluegreen’s maximum exposure to loss relating to non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the associated notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of the VIEs of Bluegreen included in the consolidated statements of financial condition is set forth below (in thousands):

	As of December 31,
	2013	2012
Restricted cash	$36,263	$38,399
Securitized notes receivable, net	342,078	354,939
Receivable backed notes payable - non-recourse	368,759	356,015
Receivable backed notes payable - recourse	5,899	10,270

The restricted cash and the securitized notes receivable balances set forth above are restricted to satisfy obligations of the VIEs.

BBX Capital

In consideration for BB&T assuming BBX Capital’s  $285.4 million in principal amount of TruPS, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum.  At that time, BB&T’s interest in FAR will terminate, and BBX Capital, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter own 100% of FAR.   BBX Capital provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At December 31, 2013, BB&T’s preferred interest in FAR has been reduced to approximately $68.5 million.

BBX Capital’s variable interests in FAR include its 5%  preferred membership interest in the cash flows of FAR, rights to 100% ownership of FAR and the incremental $35 million guarantee in favor of BB&T.  BBX Capital also services approximately $13.3 million of FAR’s commercial loans, and has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s amended and restated limited liability company operating agreement.

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

The carrying amount of assets and liabilities of FAR and the classification of these assets and liabilities in BFC’s consolidated statements of financial condition was as follows (in thousands):

	As of December 31,
	2013	2012
Cash and interest bearing deposits in banks	$8,388	6,615
Loans held-for-sale	53,846	20,052
Loans receivable, net	56,170	242,506
Real estate held-for-investment	15,509	427
Real estate held-for-sale	23,664	21,570
Properties and equipment, net	7,899	-
Other assets	2,413	5,038
Total assets	$167,889	296,208
BB&T preferred interest in FAR, LLC	$68,517	196,877
Other liabilities	12,343	13,603
Total liabilities	$80,860	210,480

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

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $122 million as of December 31, 2013, consisting of $87 million of net assets plus the $35 million incremental guarantee.

8.     Inventory

Inventory consisted of the following (in thousands):

	As of December 31,
	2013	2012

Completed VOI units	$187,592	189,812
Construction-in-progress	-	562
Real estate held for future development	83,540	83,632
Land and facilities held for sale	586	503
Other inventory	9,155	-
Subtotal	280,873	274,509
Purchase accounting adjustment	(66,876)	(78,649)
Total	$213,997	195,860

The Company’s inventory is primarily comprised of Bluegreen’s completed VOIs, Bluegreen’s VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to the inventory held by Bluegreen Resorts, the operating segment which comprises all of Bluegreen’s continuing operations, during the years ended December 31, 2013 or 2012.

Interest capitalized to VOI inventory during the years ended December 31, 2013 and 2012 was insignificant. The interest expense reflected in the consolidated financial statements is net of capitalized interest.

As of December 31, 2013, other inventory was comprised of approximately $9.2 million in raw materials, work in progress and finished goods related to Renin and Hoffman’s.

9.    Real Estate Held-For-Sale and Real Estate Held-For-Investment

Substantially all of BBX Capital’s real estate has been acquired through foreclosure.  Upon acquisition by BBX Capital, real estate is classified as real estate held-for-sale or real estate held-for investment. Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, BBX Capital’s management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year.  When the property does not meet the real estate held-for-sale criteria, the real estate is classified as held-for-investment.

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of December 31,
	2013	2012
Land	$18,268	17,860
Rental properties	6,168	19,077
Residential single-family	6,828	7,451
Other	2,707	1,249
Total held-for-sale	$33,971	45,637

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of December 31,
	$2013	2012
Land	79,081	36,568
Rental properties	26,891	-
Other	789	845
Total held-for-investment	$106,761	37,413

The following table presents the activity in real estate held-for-sale and held-for-investment for the year ended December 31, 2013 and total real estate activity for the years ended December 31, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2013			2012
	Held-for-Sale	Held-for-Investment	Total	Total
Real estate beginning of year	$45,637	37,413	83,050	88,063
Acquired through foreclosure	18,978	63,199	82,177	46,375
Purchases	-	6,063	6,063	-
Improvements	-	-	-	2,501
Sales	(26,751)	(465)	(27,216)	(44,176)
(Impairments) Recoveries	(3,893)	551	(3,342)	(9,713)
Real estate end of year	$33,971	106,761	140,732	83,050

Real estate losses included in the statement of operations were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Real estate acquired in settlement of
loans and tax certificates:
Income from real estate operations	$4,161	4,187	1,912
Real estate operating expenses	(5,807)	(5,896)	(3,186)
Impairment of real estate	(3,342)	(9,078)	(11,841)
Net gains on the sales of assets	4,155	788	2,126
Net real estate losses	$(833)	(9,999)	(10,989)

10.    Properties and equipment

Properties and equipment was comprised of (in thousands):

	As of December 31,
	2013	2012

Land, building, building improvements	$57,648	47,595
Leasehold improvements	8,002	7,191
Office equipment, furniture and fixtures	45,147	31,075
Transportation and equipment	1,443	1,419
	112,240	87,280
Accumulated depreciation	(34,132)	(28,019)
Property and equipment, net	$78,108	59,261

Included in selling, general and administrative expense in the Company’s consolidated statements of operations was approximately $7.4 million, $6.7 million and $8.2 million of depreciation expense for the years ended December 31, 2013, 2012 and 2011, respectively.

11.     Debt

Contractual minimum principal payments of debt outstanding, net of unamortized discount for each of the five years in the period ending December 31, 2018 and thereafter are as follows (in thousands):

	Notes and	Recourse	Non-recourse	Junior
	Mortgage Notes Payable	Receivable Backed	Receivable Backed	Subordinated
	and Lines of Credit	Notes Payable	Notes Payable	Debentures	Total
2014	$7,647	-	-	-	7,647
2015	15,108	-	4,416	-	19,524
2016	8,282	4,276	-	-	12,558
2017	10,059	4,276	-	-	14,335
2018	24,819	24,031	-	-	48,850
Thereafter	36,775	42,219	364,343	195,879	639,216
	102,690	74,802	368,759	195,879	742,130
Purchase Accounting	(171)	-	-	(48,448)	(48,619)
	$102,519	74,802	368,759	147,431	693,511

The minimum contractual payments set forth in the table above may differ from actual payments due to timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth the balances of the lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable) and notes payable of BBX Capital as of December 31, 2013 and 2012 (dollars in thousands):

	As of December 31, 2013			As of December 31, 2012
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$70,500	8.05%	51,844	-	-	-
Foundation Capital	7,234	8.00%	10,596	9,351	8.00%	14,048
Capital Source Term Loan	4,208	5.92%	11,615	4,870	7.50%	11,162
Textron AD&C Facility	-	-	-	2,828	4.75%	9,654
Fifth Third Bank Note	2,474	3.17%	4,206	2,701	3.21%	4,357
NBA Line of Credit	9,544	5.50%	15,437	-	-	-
Other	151	5.00%	1,597	1,801	5.00-6.00%	4,441
	94,111		95,295	21,551		43,662
Less purchase accounting adjustments	(171)		-	(222)		-
Total Bluegreen	93,940		95,295	21,329		43,662

BBX Capital:
Promissory note (1)	8,579	Prime + 1.0%	19,570	8,512	Prime + 1.0%	19,570
Commercial real estate note	-	-	-	1,789	8.00%	3,159
Total BBX Capital	8,579		19,570	10,301		22,729

Total Notes Payable	$102,519		114,865	31,630		66,391

(1)	The promissory note bears interest at Prime Rate (as published in the Wall Street Journal) plus 1.00%.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund Bluegreen’s operations. New debt issuances and significant changes related to Bluegreen’s lines-of-credit and notes payable facilities (other than receivable-backed notes payable) during the year ended December 31, 2013 include:

2013 Notes Payable.  On March 26, 2013, Bluegreen issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing transaction. The 2013 Notes Payable are secured by certain of Bluegreen’s assets, including primarily the cash flows from the residual interests relating to Bluegreen’s term securitizations and Bluegreen’s VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  Pursuant to the terms of the 2013 Notes Payable, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort.  Bluegreen may also pledge additional residual interests from its future term securitizations, if any.  The 2013 Notes Payable initially accrued interest at a fixed rate of 8.8%.  During April 2013, the interest rate on the 2013 Notes Payable prospectively decreased to a fixed rate of 8.05% based on a final rating obtained from a rating agency pursuant to the terms of the instruments governing the 2013 Notes Payable.  The 2013 Notes Payable mature in March 2020, with certain required amortization during the seven-year term.  The terms of the 2013 Notes Payable include certain covenants and events of default, which Bluegreen’s management considers to be customary for transactions of this type.  The proceeds from the 2013 Notes Payable were used to fund a portion of the merger consideration paid to former shareholders of Bluegreen in connection with the consummation of the Bluegreen merger during April 2013.

Foundation Capital. In 2010, in two separate transactions, Bluegreen acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc. (“Foundation

Capital”), with both notes totaling $13.2 million. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes are based upon release payments from sales of VOIs located on the underlying properties that serve as collateral for the notes payable, subject to minimum payments stipulated in the agreements. During 2013, Bluegreen repaid the remaining outstanding balance of the note previously secured by the Paradise Point Resort property

CapitalSource Term Loan. In November 2012, Bluegreen entered into a $5.0 million non-revolving term loan with CapitalSource Bank secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort (the “CapitalSource Term Loan”). In July 2013, the CapitalSource Term Loan was amended to increase its then outstanding balance from $2.9 million to $4.5 million, extend the maturity date from November 2015 to July 2016, and reduce the interest rate from 30-day LIBOR plus 6.75% to 30-day LIBOR plus 5.75% (5.92% as of December 31, 2013).  Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Bluegreen Odyssey Dells Resort that serve as collateral for the CapitalSource Term Loan, subject to mandatory principal reductions pursuant to the terms of the agreement.  The CapitalSource Term Loan is cross-collateralized with the CapitalSource Facility, which is described below under “Receivable-Backed Notes Payable”.

Textron AD&C Facility. Bluegreen had a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”) which was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility was equal to the Prime Rate plus 1.50% and was due monthly. The advance period under the Textron AD&C Facility has expired. The outstanding balance under this facility was repaid in full during 2013.

Fifth Third Bank Note Payable. Bluegreen has an outstanding note payable with Fifth Third Bank, which was used to finance a past acquisition of real estate. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.17% as of December 31, 2013).

NBA Line of Credit.  In December 2013, Bluegreen/Big Cedar Vacations, LLC entered into a $10.0 million revolving line of credit with National Bank of Arizona (“NBA”) secured by timeshare inventory at the Paradise Point Timeshare Project (the “NBA Line of Credit”).  Amounts outstanding under the line of credit bear interest at a rate equal to 30-day LIBOR plus 4.5%, subject to a LIBOR floor of 5.5% and mature in December 2018. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions pursuant to the terms of the agreement. The NBA Line of Credit is cross-collateralized with the NBA Facility described below under “Receivable-Backed Notes Payable.”  The proceeds were used to fund operations.

BBX Capital

As described in further detail in Note 1, during April 2013, BBX Capital issued an $11.75 million promissory note in favor of Woodbridge. Because this promissory note is a transaction between two of BFC’s consolidated entities, it has been eliminated in consolidation and is therefore not reflected in the above table.

Effective December 31, 2012, CAM acquired a third party’s 32.2% participant interest in a non-performing commercial real estate loan held by CAM for $9.0 million payable pursuant to a promissory note. The note had an effective date of December 31, 2012 and matures on February 1, 2020. The note bears interest at the Prime Rate (as published in the Wall Street Journal) plus 1.00 % per annum and is payable monthly. The note is payable interest only for the first year and commencing on January 1, 2014 and continuing each succeeding month, CAM is required to make $27,000 of monthly principal payments.  CAM completed the foreclosure on the underlying property of the non-performing commercial loan in November 2013 and the $9.0 million note is currently secured by a mortgage on the property.  The property valued at $30.7 million is included in real estate held-for-investment in the Company’s consolidated statement of financial condition as of December 31, 2013.  The note may be prepaid in whole or in part without a prepayment fee.  BBX Capital provided the participant a $4.5 million unconditional limited guaranty to further support the repayment of the note.  The note was recorded at a $0.5 million discount as the fair value of the participant’s interest in the collateral had a fair value less cost to sell of $8.5 million as of December 31, 2012.  The promissory note outstanding balance, net of the discount, was $8.6 million and $8.5 million as of December 31, 2013 and 2012, respectively.

CAM also acquired a third party’s 50% participant interest in a foreclosed real estate property for $2.5 million payable pursuant to a note.  The note had an effective date of December 31, 2012, matures on December 31, 2017, and bears interest at a fixed rate of 8.00% per annum. The note is interest-only payable monthly until maturity.  The $2.5 million note may be prepaid in whole or in part without a prepayment fee.  The note was recorded at a $0.7 million discount as the fair value of the participant’s interest in the property had a fair value less cost to sell of $1.8 million.  The $2.5 million note was paid-in-full in December 2013.  The remaining discount of $0.6 million was recognized in interest expense in the company’s statement of operations for the year ended December 31, 2013.

Receivable-Backed Notes Payable

The table below sets forth the information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of December 31, 2013			As of December 31, 2012
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed notes payable:
Liberty Bank Facility	$19,756	4.25%	23,956	29,754	6.00%	35,480
GE Bluegreen/Big Cedar
Receivables Facility	-	-	-	7,517	1.96%	19,665
Legacy Securitization (1)	6,569	12.00%	14,662	11,436	12.00%	19,442
NBA Receivables Facility	28,505	4.50-6.75%	34,143	22,209	4.50-6.75%	27,655
CapitalSource Facility	20,642	4.67%	27,651	19,890	6.50%	26,886
Total before discount	75,472		100,412	90,806		129,128
Less unamortized discount on
Legacy Securitization	(670)		-	(1,166)		-
	74,802		100,412	89,640		129,128
Less purchase accounting adjustment	-		-	(284)		-
Total	$74,802		100,412	89,356		129,128

Non-recourse receivable-backed notes payable:
BB&T Purchase Facility	$-	-	-	-	-	-
Quorum Purchase Facility	23,775	5.50-6.90%	27,280	15,683	6.00-8.00%	18,596
GE 2004 Facility	4,416	7.16%	4,956	6,292	7.16%	7,151
GE 2006 Facility	25,341	7.35%	28,112	33,287	7.35%	37,560
2005 Term Securitization	-	-	-	26,749	5.98%	28,984
2006 Term Securitization	20,411	6.16%	21,700	29,515	6.16%	31,825
2007 Term Securitization	44,197	7.32%	49,015	59,701	7.32%	66,654
2008 Term Securitization	16,998	7.88%	19,072	22,830	7.88%	25,758
2010 Term Securitization	50,486	5.54%	60,762	66,058	5.54%	79,418
2012 Term Securitization	76,337	2.94%	84,427	95,900	2.94%	105,061
2013 Term Securitization	106,798	3.20%	110,862	-	-	-
Total	$368,759		406,186	356,015		401,007
Total receivable-backed debt	$443,561		506,598	445,371		530,135

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during the year ended December 31, 2013 include:

Liberty Bank Facility.  Since December 2008, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “Liberty Bank Facility) with Liberty Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  In December 2013, the Liberty Bank Facility was amended to extend the revolving period and maturity date, increase the advance rate for certain eligible receivables, and reduced the interest rate.  Pursuant to the terms of the agreement, as amended, the aggregate maximum outstanding borrowings are $50.0 million and the revolving credit period was extended through November 2015.  The Liberty Bank Facility allows future advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to Agent, plus (ii) 50% of the unpaid principal balance of Non-Confirming Qualified Timeshare Loans assigned to Agents which bear interest at the Wall Street Journal Prime Rate plus 0.75% per annum subject to a 4.25% floor.  Principal and interest will be paid as cash is collected on the pledged receivables, with all outstanding amounts being due in November 2018.  Prior to the December 2013 amendment, the facility was scheduled to mature in March 2018. As of December 31, 2013, the interest rate was 4.25%.

The GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture had an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”), which was guaranteed by Bluegreen Corporation. The advance period under this facility has expired and all outstanding borrowings were scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables were applied to principal and interest due under the facility. Indebtedness under the facility bore interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75%. The outstanding balance under this facility was paid in full during 2013.

Legacy Securitization.  In September 2010, Bluegreen completed a securitization transaction of our lowest FICO®-score loans, substantially all of which were generated prior to December 15, 2008, the date that Bluegreen implemented our FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, $27.0 million of notes payable were issued which were secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%.  Ownership of the timeshare receivables included in the Legacy Securitization was transferred and sold for legal purposes; the transfer of these timeshare receivables is accounted for as a secured borrowing in Bluegreen’s consolidated financial statements.

Bluegreen Corporation guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025.

NBA Receivables Facility.  Since September 2010, Bluegreen/BigCedar Vacations, LLC has maintained a revolving timeshare hypothecation facility with the National Bank of Arizona (“NBA”).  In December 2013, the NBA Receivables Facility was amended to provide for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2015 (from October 2014) to be secured by eligible timeshare receivables from Bluegreen/Big Cedar Vacations.  In December 2012, Bluegreen/Big Cedar Vacations received a one-time receivables advance at an advance rate of 85%, and an availability advance, which bears interest at the 30-day LIBOR plus 3.5% subject to an interest rate floor of 4.5%.  Under the 2013 amended facility, advances made subsequent to December 13, 2013 are subject to an advance rate of 85%, which bears interest at the 30-day LIBOR plus 3.5% per annum subject to a 4.5% floor.  In December 2013, Bluegreen/Big Cedar Vacations received a one-time receivables advance at an advance rate of 85% and will bear interest at the 30-day LIBOR plus 3.5% subject to 4.5% floor.  As of December 31, 2013, $2.2 million of the outstanding balance bears interest at 6.75% pursuant to the terms of the original agreement and $26.3 million of the outstanding balance relates to the one-time advances described above and bears interest at 4.5%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  All amounts will mature and be due on April 10, 2021 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility. The NBA Receivables Facility is cross-collateralized with the NBA Line of Credit described above.

CapitalSource Facility. Since September 2011, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  In July 2013, the CapitalSource Facility was amended to increase the aggregate borrowing base, extend the revolving period and the maturity date, increase the advance rate for certain eligible receivables, and reduce the interest rate. Pursuant to the terms of the amendment, the aggregate maximum outstanding borrowings were increased from $35.0 million to $40.0 million less the amounts outstanding under the CapitalSource Term Loan (as described above), and the revolving credit period was extended through September 2016, subject to an additional 12 month extension at the option of CapitalSource Bank. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. The interest rate on all existing and future borrowings under the CapitalSource Facility was reduced to the 30-day LIBOR plus 4.50% (from 30-day LIBOR plus 5.75%). Principal repayments and interest are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving credit period, with the remaining outstanding balance maturing in September 2019, subject to an additional 12 month extension at the option of CapitalSource Bank.  Prior to the amendment, the CapitalSource Facility was scheduled to mature in September 2016.  The CapitalSource Facility is cross-collateralized with the CapitalSource Term Loan.  As of December 31, 2013, the interest rate was 4.67%.

BB&T Purchase Facility. On December 17, 2013, Bluegreen’s timeshare notes receivable purchase facility (the “BB&T Purchase Facility”) with Branch Banking and Trust Company (“BB&T”) was amended to provide for maximum outstanding financings of $80.0 million ($20.0 million as of December 31, 2013, $40.0 million as of February 1, 2014, $60.0 million as of March 1, 2014 and $80.0 million as of April 1, 2014 and thereafter), on a revolving basis through December 17, 2014, secured by timeshare receivables at an advance rate of 70.0%, subject to the terms of the facility, eligible collateral and terms and conditions believed to be customary for financing arrangements of this type.  Prior to the amendment, the facility provided for maximum outstanding financings of $40.0 million, on a revolving basis through December 17, 2013, secured by timeshare receivables at an advance rate of 67.5%.  In connection with the amendment, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank”) joined as a participant in the Facility, with all future financings to be funded 50% by BB&T and 50% by or through DZ Bank. The facility will mature and all outstanding amounts will become due thirty-six months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of LIBOR, in the case of amounts funded by BB&T, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ Bank.  The interest rate under the Facility equals the applicable index rate plus 3.5% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 5.5%.  In each case, the applicable index rate is subject to a floor of 0.375%. Prior to the amendment, the LIBOR rate was subject to a floor of 0.75%. Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the receivables advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the timeshare receivables included in the facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.

Quorum Purchase Facility. Since December 2010, Bluegreen has maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). In March 2013, the Quorum Purchase Facility was amended and expanded.  Pursuant to the terms of the March 2013 amendment and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2014, eligible timeshare receivables from Bluegreen or certain of its subsidiaries in an amount of up to an aggregate $30.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.5% per annum, with respect to any future advances.  Amounts outstanding at the time of the amendment continue to bear interest at the prior rate of 6.9% per annum. Advances are also subject to a loan purchase fee of 0.5%. The Quorum Purchase Facility becomes due in December 2030. While ownership of the timeshare receivables included in Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing. The facility is nonrecourse and is not guaranteed by Bluegreen.

As of December 31, 2013, $12.5 million of the outstanding balance bears interest at a fixed rate of 6.9% and $11.3 million of the outstanding balance bears interest at a fixed rate of 5.5%. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.

2013 Term Securitization. On September 26, 2013, Bluegreen completed a private offering and sale of $110.6 million of investment-grade, timeshare loan-backed notes (the "2013-A Term Securitization"). The 2013-A Term Securitization consisted of the issuance of two tranches of timeshare loan-backed notes (the “Notes”): $89.1 million of Class A and $21.5 million of Class B notes with note interest rates of 3.01% and 4.00%, respectively, which blended to an overall weighted average note interest rate of 3.20%. The gross advance rate for this transaction was 93.75%. The Notes mature on December 4, 2028.    The amount of the timeshare receivables sold to the trust supporting the 2013-A Term Securitization, BXG Receivables Note Trust 2013-A (the “2013-A Trust”) was $118.0 million, $95.4 million of which was sold at closing and $22.6 million was sold prior to December 31, 2013. The gross proceeds of such sales to the 2013-A Trust were $110.6 million.  A portion of the proceeds was used to: repay BB&T $39.3 million, representing all amounts outstanding (including accrued interest) under the BB&T Purchase Facility; repay Liberty Bank $9.7 million, (including accrued interest and a prepayment fee) under the Liberty Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2013-A Term Securitization, Bluegreen, as servicer, funded $15.4 million in connection with the servicer redemption of the notes related to the trusts established for the 2005 Term Securitization, and certain of the timeshare loans in such trusts were sold to the 2013-A Trust in connection with the 2013-A Term Securitization. The remainder of the gross proceeds from the 2013-A Term Securitization, net of the servicer redemption, was used for general corporate purposes.

While ownership of the timeshare receivables included in the 2013-A Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities Bluegreen has a number of other non-recourse receivable-backed notes payable facilities, as set forth in the table above. During 2013, Bluegreen repaid $102.2 million of these other receivable-backed notes payable, including the payment in full of the notes payable issued in connection with the 2005 Term Securitization.

Junior Subordinated Debentures

Junior subordinated debentures outstanding at December 31, 2013 and 2012 were as follows (in thousands):

		December 31,				Beginning
		2013	2012			Optional
	Issue	Outstanding	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate (1)	Date	Date
Levitt Capital Trust I	03/15/2005	$23,196	23,196	LIBOR + 3.85%	03/01/2035	3/15/2010
Levitt Capital Trust II	05/04/2005	30,928	30,928	LIBOR + 3.80%	06/30/2035	06/30/2010
Levitt Capital Trust III	06/01/2006	15,464	15,464	LIBOR + 3.80%	06/30/2036	06/30/2011
Levitt Capital Trust IV	07/18/2006	15,464	15,464	LIBOR + 3.80%	09/30/2036	09/30/2011
Total Woodbridge Holdings		85,052	85,052

Bluegreen Statutory Trust I	03/15/2005	23,196	23,196	LIBOR +4.90%	3/30/2035	03/30/2010
Bluegreen Statutory Trust II	05/04/2005	25,774	25,774	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust III	05/10/2005	10,310	10,310	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust IV	04/24/2006	15,464	15,464	LIBOR +4.85%	6/30/2036	06/30/2011
Bluegreen Statutory Trust V	07/21/2006	15,464	15,464	LIBOR +4.85%	9/30/2036	09/30/2011
Bluegreen Statutory Trust VI	02/26/2007	20,619	20,619	LIBOR +4.80%	4/30/2037	04/30/2012
Total Bluegreen Corporation		110,827	110,827

Purchase accounting adjustment		(48,448)	(51,048)
Total Junior Subordinated Debentures		$147,431	144,831

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

These business trusts are variable interest entities in which Woodbridge or Bluegreen, as applicable, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities.

Accordingly, the Company and its subsidiaries do not consolidate the operations of these business trusts; instead, they are accounted for under the equity method of accounting.

Woodbridge Junior Subordinated Debentures

Woodbridge formed four statutory business trusts which issued trust preferred securities to third parties and trust common securities to Woodbridge and used the proceeds to purchase an identical amount of junior subordinated debentures from Woodbridge. Interest on the junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at the floating rates specified in the above table until the corresponding scheduled maturity date. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable, in whole or in part, at Woodbridge’s option at any time.  There were no significant changes related to Woodbridge’s $85.0  million of junior subordinated debentures during the year ended December 31, 2013.

Bluegreen Junior Subordinated Debentures

Bluegreen formed statutory business trusts, each of which issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in its junior subordinated debentures from Bluegreen.  The trusts are variable interest entities in which Bluegreen is not the primary beneficiary as defined by the accounting guidance for the consolidation of variable interest entities.  Accordingly, Bluegreen does not consolidate the operations of the trusts; instead, Bluegreen’s beneficial interests in the trusts are accounted for under the equity method of accounting.  Bluegreen’s maximum exposure to loss as a result of its involvement with the trusts is limited to the carrying amount of Bluegreen’s equity method investment. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security.  The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.  The junior subordinated debentures are redeemable in whole or in part at Bluegreen’s option at any time after five years from the issue date or sooner following certain specified events.  In addition, Bluegreen made an initial equity contribution to each trust in exchange for its common securities, all of which are owned by Bluegreen, and those proceeds were also used by the applicable trust to purchase an identical amount of junior subordinated debentures from Bluegreen.  The terms of each trust’s common securities are nearly identical to the trust preferred securities.  Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.  Both the trust preferred securities and junior subordinated debentures were subject to fixed interest rates from the issue dates through the beginning optional redemption dates, which ranged from March 2010 to April 2012.  As each respective beginning optional redemption date has passed, each trust preferred security bears interest at a variable rate (as set forth in the table above) through its respective maturity date.

BBX Capital Junior Subordinated Debentures

BBX Capital Parent Company had formed thirteen statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities ("trust preferred securities") and investing the proceeds thereof in junior subordinated debentures of BBX Capital Parent Company.  The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to BBX Capital Parent Company to purchase junior subordinated debentures from BBX Capital Parent Company.  Interest on the junior subordinated debentures and distributions on the trust preferred securities were payable quarterly in arrears.  Distributions on the trust preferred securities were cumulative and based upon the liquidation value of the trust preferred security.  BBX Capital Parent Company had the right, at any time, as long as there were no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures.  Beginning in February and March 2009, BBX Capital Parent Company notified the trustees of the junior subordinated debentures that it had elected to defer interest payments for the next regularly scheduled quarterly interest payment dates. During the deferral period, interest accrued on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and BBX Capital Parent Company continued to record the interest expense associated with the junior subordinated debentures. BBX Capital Parent Company continued to elect to defer interest payments for each subsequent quarterly interest payment date until the consummation of the BB&T Transaction in which the deferred interest of $51.3 million was paid-in-full and BBX Capital Parent Company’s remaining trust preferred securities balance of $285.4 million was assumed by BB&T.

12.    Income Taxes

The provision (benefit) for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Continuing operations:
Current:
Federal	$4,275	(139)	4,901
State	1,948	596	1,379
	6,223	457	6,280
Deferred:
Federal	20,180	11,119	2,725
State	(34)	4,649	(7,230)
	20,146	15,768	(4,505)
Provision for income taxes	$26,369	16,225	1,775

The Company's actual provision (benefit) for income taxes from continuing operations differs from the expected Federal income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2013(1)		2012(1)		2011(1)
Income tax provision (benefit) at expected
federal income tax rate of 35%	$34,128	35.00%	$21,162	35.00%	$(2,332)	35.00%
Increase (decrease) resulting from:
Provision (benefit) for state taxes, net of
federal effect	2,739	2.81	2,428	4.02	(2,739)	41.11
Taxes related to subsidiaries not
consolidated for income tax purposes	(2,324)	(2.38)	(4,821)	(7.97)	(3,373)	50.63
Nondeductible executive compensation	3,463	3.55	-	-	-	-
(Increase) decrease in valuation allowance	(17,800)	(18.25)	(4,414)	(7.30)	260	(3.90)
Consolidation of Levitt and Sons for tax	-	-	-	-	6,308	(94.69)
Other – net	6,163	6.32	1,870	3.09	3,651	(54.80)
Provision for income taxes	$26,369	27.05%	$16,225	26.84%	$1,775	(26.65)%

(1)	Expected tax is computed based upon income (loss) from continuing operations before noncontrolling interests.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31,
	2013	2012	2011
Deferred tax assets:
Allowance for loan losses and valuation allowance
for financial statement purposes	$47,958	44,044	73,334
Federal and State NOL and tax credit carryforward	289,464	323,660	389,892
Capital loss carryover	766	766	2,978
Real estate inventory capitalized costs for tax purposes
in excess of amounts capitalized for financial statement purposes	-	-	4,931
Real estate valuation	29,929	37,300	82,176
Accumulated other comprehensive loss, net	-	-	6,177
Share based compensation	4,696	9,947	8,320
Income recognized for tax purposes and deferred
for financial statement purposes	103	103	11,225
Investment in securities	(89)	(62)	71
Investment in unconsolidated affiliates	828	828	828
Property and equipment	2,300	3,829	6,378
Purchase accounting adjustments for bank acquisitions	-	-	962
Other	5,794	4,698	9,572
Total gross deferred tax assets	381,749	425,113	596,844
Valuation allowance	(256,410)	(274,861)	(388,350)
Total deferred tax assets	125,339	150,252	208,494
Deferred tax liabilities:
Installment sales treatment of notes receivable	158,065	163,414	182,120
Intangible assets	24,292	23,668	24,200
Junior subordinated debentures	19,313	20,341	21,654
Deferred loans receivable income	-	-	1,720
Prepaid pension expense	-	-	4,617
Other	758	-	12
Total gross deferred tax liabilities	202,428	207,423	234,323
Net deferred tax liability	(77,089)	(57,171)	(25,829)
Less net deferred tax liability at beginning of period	57,171	25,829	29,847
Net change in deferred tax assets
attributable to capital transactions	-	-	333
Reduction in deferred tax valuation allowance
for continuing operations	-	(4,088)	-
(Provision) benefit for deferred income taxes	(19,918)	(35,430)	4,351
Less: (Benefit) provision for deferred income
taxes - discontinued operations	(228)	19,662	154
(Provision) benefit for deferred income
taxes - continuing operations	$(20,146)	(15,768)	4,505

Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$274,861	388,350	384,818
(Decrease) increase in deferred tax valuation allowance attributed to:
Continuing operations	(17,800)	(4,414)	260
Discontinued operations	(222)	(102,388)	1,841
Other comprehensive (loss) income	(27)	(6,687)	2,971
Acquisitions	(402)	-	-
Deconsolidation of subsidiary	-	-	(3,467)
Paid in capital	-	-	1,927
Balance, end of period	$256,410	274,861	388,350

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income.  However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories.  In such instances, income from other categories must offset the current loss from operations, with the tax benefit of such offset reflected in continuing operations. In 2010, BFC reduced its deferred tax valuation allowance from continuing operations by $1.3 million to reflect the future taxable income associated with BFC’s unrealized gains in accumulated other comprehensive income. In 2009, the Company reduced its deferred tax valuation allowance from continuing operations by $2.8 million, of which approximately $2.3 million was attributed to BBX Capital and the balance was attributed to BFC, to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.  As BBX Capital sold all of its securities available for sale in 2012 and BFC sold the majority of its securities available for sale in 2012, this allocation between continuing operations and other comprehensive income was reversed.

BFC and its subsidiaries evaluate their deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers net operating loss (“NOL”) carry-back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluations, the deferred tax valuation allowances decreased by $17.8 million and $4.4 million for the years ended December 31, 2013 and 2012, respectively, and increased by $0.2 million for the year ended December 31, 2011.

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

On January 1, 2007, the Company adopted the accounting guidance on uncertain income tax positions (ASC 740). In connection with the adoption of such guidance, we record cumulative-effect adjustments representing the difference between the amount of tax benefits required to be recognized based on the application of ASC 740 and the amount of tax benefits recognized prior to the application of ASC 740. There were no unrecognized tax benefits at December 31, 2013 or 2012. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2011 was as follows (in thousands):

For the Year Ended December 31,
2011

Beginning Balance as of December 31, 2010	$2,366
Additions based on tax positions related to
current year	-
Additions based on tax positions related to
prior year	-
Lapse of Statute of Limitations	(2,366)
Reductions of tax positions for prior years	-
Ending Balance as of December 31, 2011	$-

BFC and subsidiaries in which BFC owns an 80% or greater equity interest file consolidated U.S. federal and Florida state income tax returns. BFC and its subsidiaries file separate state income tax returns for each jurisdiction other than Florida. Subsidiaries in which BFC owns less than 80% of the outstanding equity are not included in BFC’s consolidated U.S. federal or Florida state income tax return.  BFC’s deferred tax assets and liabilities, including net operating loss carryforwards, are specific to BFC and may currently not be utilized by BBX Capital or Bluegreen.

At December 31, 2013, BFC had estimated state and federal net operating loss carryforwards of approximately $307.9 million (which expire from 2021 through 2033).  As described below, BFC’s ability to utilize these NOLs to offset future taxable income is subject to significant limitations as a result of the 2009 merger between BFC and Woodbridge. The $307.9 million of BFC’s NOLs at December 31, 2013 excludes the NOL carryforwards of BBX Capital and Bluegreen, and the NOL carryforwards as of September 30, 2009 of Woodbridge.  A full valuation allowance has been established for BFC’s NOLs.  BFC’s NOL carryforwards include approximately $12.7 million that are attributed to the exercise of stock options, and the tax benefits will not be recognized in the financial statements until such deductions are utilized to reduce taxes payable.  As a result of BFC’s merger with Woodbridge in September 2009, BFC experienced a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership resulted in a significant limitation of the amount of BFC’s pre-merger net operating losses that can be utilized by BFC annually. Of the total net operating loss carryforwards, approximately $80.2 million were generated by BFC prior to the merger with Woodbridge.  However, Woodbridge’s pre-merger NOL’s are available to be used by BFC and are not subject to this limitation.  At December 31, 2013, the Woodbridge pre-merger Federal and Florida NOL carryforwards were approximately $105.3 million and $211.0 million, respectively, which expire from 2026 through 2028.  On September 21, 2009, BFC adopted a shareholder rights agreement aimed at protecting our ability to use available NOLs to offset future taxable income.  See Note 17 for additional information regarding BFC’s rights agreement.

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

Bluegreen and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, Bluegreen is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. As of December 31, 2013, Bluegreen had U.S. federal NOL carryforwards of approximately $2.0 million, which expire in 2032, and alternative minimum tax credit carryforwards of $47.0 million, which never expire. Additionally, as of December 31, 2013, Bluegreen had state operating loss carryforwards of approximately $364.9 million, which expire from 2014 through 2033.

During 2012 and 2013, Bluegreen’s income tax returns for the years ended December 31, 2004, 2005, and 2009 were examined by the Internal Revenue Service.  As of December 31, 2013, Bluegreen considers this examination closed with no additional tax due.

In November 2012, Bluegreen received from the Florida Department of Revenue a Notice of Proposed Assessment totaling $0.9 million, including penalties and interest, in connection with its audit of Bluegreen’s Florida income tax

returns for years 2007 to 2010.   Bluegreen believes this assessment to be in error and is defending its position.  Additionally, certain of Bluegreen’s other state filings are under routine examination.  While there is no assurance as to the results of these audits, Bluegreen does not currently anticipate any material adjustments in connection with these examinations.

In December 2013, Bluegreen received notice from the Aruban tax authorities of a proposed assessment totaling $1.1 million in connection with Bluegreen’s Profit Tax Return for the 2008 tax year.  Bluegreen believes this assessment to be in error and is defending its position.

Prior to 2011, BBX Capital and its subsidiaries filed a consolidated federal income tax return but separate state income tax returns. Starting in 2011, BBX Capital and its subsidiaries file a consolidated Florida income tax return.

As of December 31, 2013, BBX Capital’s had federal NOL carryforwards of approximately $121.0 million which expire from 2030 through 2031. BBX Capital’s federal tax credit carryforwards were $2.1 million at December 31, 2012 and expire from 2025 through 2029. BBX Capital’s state NOL carryforwards were $541.3 million as of December 31, 2013 and expire from 2024 through 2031.  During February 2013, BBX Capital adopted a shareholder rights agreement aimed at protecting BBX Capital’s ability to utilize available NOL carryforwards to offset future taxable income.

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

BBX Capital’s income tax returns for all years subsequent to the 2009 tax year are subject to examination.  Various state jurisdiction tax years remain open to examination.  There were no income tax filings under examination as of December 31, 2013.

13.    Commitments and Contingencies

The Company and its subsidiaries are lessees under various operating leases for real estate and equipment.  At December 31, 2013, the approximate minimum future rental payments under such leases, including leases related to our discontinued operations, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2014	$11,264
2015	10,839
2016	10,036
2017	8,550
2018	6,752
Thereafter	13,208
Total	$60,649

The Company and its subsidiaries incurred rent expense, including rent expense related to our discontinued operations, for the periods shown as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Rental expense for premises and equipment	$ 10,888	$ 14,042	$ 19,945

BFC, Wholly-Owned Subsidiaries, and Woodbridge (Parent Company)

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owned an office building in Tampa, Florida. At December 31, 2013 and 2012, the carrying amount of this investment was approximately $229,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.  On February 5, 2014, the office building was sold and BFC/CCC received proceeds from the sale of approximately $191,000.  As a result of the sale, BFC was released from the guarantee and any further obligations associated with the property. Based on accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we are not deemed the primary beneficiary of the above-described entities related to BFC/CCC’s investments as we do not have the power to direct the activities that can significantly impact the performance of these entities. Accordingly, these entities are not consolidated into our financial statements.

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

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  As of December 31, 2013 and 2012, $11.9 million was accrued for pending legal proceedings involving BFC or its wholly-owned subsidiaries, or Woodbridge, at its parent company level (all of which related to the Woodbridge appraisal rights litigation described below).

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

Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve BFC’s September 2009 merger with WHC and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge (the successor by merger to WHC) provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Under Florida law, Woodbridge thereafter commenced the appraisal rights action. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders.  On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders. As a result, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.  On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the dissenting shareholders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter of 2012 to $11.9 million as of December 31, 2012.  Woodbridge has appealed the court’s ruling with respect to the fair value determination and the award of legal fees and costs and posted a $13.4 million bond in connection with the appeal.  The outcome of the appeal is uncertain.

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

Following the public announcement of the termination of the stock-for-stock merger agreement and the entry into the Bluegreen-Woodbridge Cash Merger agreement during November 2012, the plaintiffs in the Florida action filed a motion for leave to file a supplemental complaint in order to challenge the structure of, and consideration received by Bluegreen’s shareholders in, the Bluegreen-Woodbridge Cash Merger.  On November 30, 2012, the Florida court granted the plaintiffs’ motion and the supplemental complaint was deemed filed as of that date.  The supplemental complaint alleges that the merger consideration remained inadequate and continued to be unfair to Bluegreen’s minority shareholders.

On January 25, 2013, the plaintiffs in the Florida action filed a Second Amended Class Action Complaint that set forth more fully their challenge to the Bluegreen-Woodbridge Cash Merger.  The Second Amended Class Action Complaint asserts claims for (i) breach of fiduciary duties against the individual director defendants, BFC, and Woodbridge, (ii) aiding and abetting breaches of fiduciary duties against Bluegreen, BFC, Woodbridge, and BXG Merger Sub, and (iii) a violation of the section of the Massachusetts Business Corporation Act regarding the approval of conflict of interest transactions.

As previously described, the Bluegreen-Woodbridge Cash Merger was consummated on April 2, 2013.  However, the actions related to the transaction remain pending, with the plaintiffs seeking to recover damages in connection with the transaction.  Class action certification was granted to the plaintiffs in the Second Amended Class Action Complaint by Order dated December 18, 2013.  BFC and Bluegreen believe that these lawsuits are without merit and intend to defend against them vigorously.

In re BBX Capital Corporation Shareholder Litigation

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BFC and BBX Capital. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan is seeking an injunction blocking the proposed merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. . On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which includes the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) allege that the merger, including the exchange ratio and other terms and conditions of the merger agreement, is unfair to BBX Capital’s minority shareholders and is the product of unfair dealing on the part of the defendants; (ii) allege that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenge the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) assert that BBX Capital’s shareholders’ rights to appraisal do not constitute an adequate remedy; and (v) allege that the joint proxy statement/prospectus relating to the merger contains material misrepresentations and does not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and fails to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration is fair. BFC and BBX Capital believe the claims to be without merit and intend to vigorously defend the action.

Bluegreen

In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing or financing of VOIs or Bluegreen’s other business activities.  Bluegreen is also subject to certain matters relating to its previous Bluegreen Communities’ business, substantially all of the assets of which Bluegreen sold on May 4, 2012.  Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.  From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals.  Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise.  Unless otherwise described below, Bluegreen believes that these claims are routine litigation incidental to its business.

Reserves are accrued for matters in which Bluegreen’s management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  As of December 31, 2013, $1.1 million had been accrued for matters believed by Bluegreen’s management to meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims.

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

At December 31, 2013, the estimated cost to satisfy Bluegreen’s development obligations related to Bluegreen Resorts was approximately $4.3 million, all of which relate to Bluegreen/Big Cedar Vacations.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  As of December 31, 2013 and 2012, Blue green had liabilities for subsidies totaling $0.1 million and $2.6 million, respectively, which are included in other liabilities on the Company’s statements of financial condition.  As of December 31, 2013, the Bluegreen was providing subsidies to seven resorts.

In October 2013, Bluegreen entered into an agreement to purchase from an unaffiliated third party completed VOI inventory at the Lake Eve resort in Orlando, Florida over a five-year period. The total purchase commitment is $35.0 million, of which $4.0 million of inventory was purchased in 2013.

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004 (the “Assessment Period”). On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property.  Bluegreen believed the attempt to impose such a tax was contrary to Tennessee law and vigorously opposed such assessment by the Division. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable.  The State of Tennessee Department of Revenue confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but took the position that Bluegreen owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011, Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the State of Tennessee Department of Revenue.  On December 13, 2013, the Chancery Court granted summary judgment in favor of the Tennessee Department of Revenue that the imposition by the Tennessee Department of Revenue of the disputed tax was valid.  Bluegreen does not believe this ruling extends beyond the Assessment Period and does not believe the State of Tennessee has the legal right to increase the assessment or apply it to any other time period.

The matters described below relate to Bluegreen Communities.  As described above and further in Note 3, Bluegreen sold substantially all of the assets which comprised Bluegreen Communities to Southstar on May 4, 2012. However, Southstar did not assume the liabilities related to the matters described below in connection with the transaction, and Bluegreen therefore remained responsible for these matters and any liabilities resulting from them.

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen, was the developer of Bluegreen Communities’ Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims were based on property law, oil and gas law, contract and tort theories.  The property owners association and some of the individual landowners filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below.  On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development.  The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties.  The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling.  On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of the land.  All property owner claims were decided in favor of Southwest.  It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder.  On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part.  The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants.  The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights.  The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision.  On January 17, 2013, the trial court issued a partial judgment on remand.  In its partial judgment, the trial court entered judgment on the issues rendered by the Court of Appeals and the Texas Supreme Court; including a finding that Southwest’s filing of restrictive covenants that attempted to prevent or restrict mineral development was a breach of a duty owed to the non-executive mineral rights owners.  As such, the trial court canceled and declared void the section of the restrictive covenants preventing mineral development.  However, the trial court also declared that the remaining provisions of the restrictive covenants remain in full force, and the filing of the restrictive covenants by Southwest was not a breach of contract.  The trial court also held that the claims by the plaintiffs for reformation of the original deeds dealing with the quantum of minerals reserved therein should be severed from this case.  During mediation held in June 2012, Southwest and the named plaintiff (Lesley) reached an agreement, with Southwest agreeing to pay Lesley $200,000 for dismissal of the claims for lost mineral rights.  Settlement with the other plaintiffs was not reached at that time.  On August 8, 2013, the court ruled in favor of Southwest, denying the plaintiffs’ claim that Bluegreen aided and abetted Southwest in recording the invalidated restricted covenants, and also ruled that the plaintiffs had not yet established a cause of action entitling them to the recovery of attorneys’ fees if they prevailed at trial.  On November 6, 2013, Southwest and the remaining plaintiffs in the action entered into a final settlement agreement to resolve all matters remaining in this lawsuit for a total payment to such plaintiffs of $1.0 million.  Southwest made the $1.0 million settlement payment on November 12, 2013.

Separately, as a result of the Supreme Court's decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages.  During mediation held in June 2012, Southwest settled with seven of the lot owners claiming diminution of lot values for a total payment by Southwest to such lot owners of $5,000.  In June 2013, Southwest reached settlement with all other lot owners remaining in the lawsuit, pursuant to which Southwest paid a total of $902,500 to such owners whose claims were thereupon dismissed with prejudice.

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

BBX Capital reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2013 are not material to BBX Capital’s or BFC’s financial statements.  The actual costs of resolving these legal claims may be substantially higher or lower than  the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable.  Management of BBX Capital currently estimates the aggregate range of reasonably possible losses of up to $4.4 million in excess of the accrued liability relating to these legal matters.  This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2013.  The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.  Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure.

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

On May 10, 2013 and again on February 5, 2014, BBX Capital received a notice from BB&T regarding a series of pending and threatened claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  The claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts.  BB&T’s notice asserts its belief that it may be entitled to indemnification under the BB&T Agreement with respect to such claims.

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

Discovery in the action is now closed.  The Court has denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  The grant of partial summary judgment does not resolve any of the SEC’s claims in its favor; with respect to Mr. Alan Levan’s answers on the July 25, 2007 conference call, the jury will still determine issues relating to materiality and scienter.  Due to the judge’s trial schedule, the case has been continued and is currently set for trial during the two-week period beginning on November 3, 2014.  BBX Capital believes the claims to be without merit and intends to vigorously defend the action.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly-owned subsidiary of CAM, among others as defendants.  BBX Capital and Fidelity Tax were served with the complaint January 8, 2013.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction.  BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs’ counsel filed a Consolidated Amended Complaint on January 6, 2014.  BBX Capital believes the claims to be without merit, intends to file a motion to dismiss the Consolidated Amended Complaint and intends to vigorously defend the actions.

14.    Stock Option Plans

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

On September 21, 2009, options to purchase an aggregate of approximately 1.8 million shares of common stock, which were previously granted to and held by BFC’s directors and employees, were re-priced to a new exercise price equal to the closing price of the Company’s Class A Common Stock on September 21, 2009. The re-pricing did not impact any of the other terms, including the vesting schedules or expiration dates, of the previously granted stock options. The incremental compensation cost of the re-priced vested options was approximately $157,000 which was recognized in September 2009. The remaining incremental cost for the re-priced options that were unvested at the re-pricing date was approximately $125,000, of which approximately $85,000, $32,000, and $8,000 was recognized in 2010, 2011, and 2012, respectively.

There were no options granted to employees or non-employee directors during the years ended December 31, 2013, 2012 or 2011.  However, as described below, the Company issued restricted stock awards to its officers during 2011, 2012 and 2013.

The following table sets forth information on outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2010	2,492,176	$0.41	4.24	$-
Exercised	-	0.00		-
Forfeited	(34,620)	0.41
Expired	(159,698)	0.41
Granted	-	0.00
Outstanding at December 31, 2011	2,297,858	$0.41	3.54	$-
Exercised	(34,109)	0.41		13
Forfeited	(261)	0.41
Expired	-	0.00
Granted	-	0.00
Outstanding at December 31, 2012	2,263,488	$0.41	2.28	$1,924
Exercised	(607,543)	0.41		961
Forfeited	(1,302)	0.41
Expired	-	0.00
Granted	-	0.00
Outstanding at December 31, 2013	1,654,643	$0.41	1.91	$4,104
Exercisable at December 31, 2013	1,654,643	$0.41	1.91	$4,104
Available for grant at December 31, 2013	5,967

There is no unearned compensation cost related to BFC’s stock options as all options are vested as of December 31, 2013.  At December 31, 2013, there is no remaining unearned compensation associated with the cancellation of outstanding Woodbridge stock options in connection with the Woodbridge merger.  There is no recognized tax benefit associated with the compensation expense for the years ended December 31, 2013, 2012 or 2011 as it is not likely that BFC will realize the tax benefits associated with the share based compensation expense.

During the years ended December 31, 2013 and 2012, BFC received net proceeds of approximately $249,000 and $14,000, respectively, upon the exercise of stock options.  The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was $961,000 and $13,000, respectively.  There were no option exercises during the year ended December 31, 2011.

The following is a summary of BFC’s restricted stock activity:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2010	-	$-
Granted	1,753,475	0.36
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2011	1,753,475	$0.36
Granted	5,556,292	0.79
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2012	7,309,767	$0.69
Granted	410,000	2.45
Vested	(1,389,072)	0.79
Forfeited	-	-
Outstanding at December 31, 2013	6,330,695	$0.78

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

Effective September 30, 2012, the Company entered into employment agreements with each of its executive officers.  Pursuant to the terms of the employment agreements, four of the executive officers received, among other things, an aggregate of 5,556,292 shares of restricted Class A Common Stock, which were granted under BFC’s 2005 Stock Incentive Plan.  The fair value of approximately $4.4 million was calculated based on the closing price of BFC’s Class A Common Stock on the date of grant, or $0.79 per share.  The cost is being recognized over the service period from November 2012 through September 2016.  The restricted stock awards vest pro-rata over a four year period, with the first installment of 1,389,072 shares having vested on September 30, 2013.  The executive officers surrendered a total of 563,844 shares of Class A Common Stock to satisfy BFC’s tax withholding obligation relating to the vesting of the first installment of restricted shares on September 30, 2013.  The 563,844 shares of BFC’s Class A Common Stock surrendered by the executive officers were retired by the Company.

On October 7, 2013, BFC’s Compensation Committee approved the grant of an aggregate of 892,224 shares of restricted Class A Common Stock to four of BFC’s executive officers.  Subject to the required shareholder approval described below, these restricted stock awards were granted under BFC’s 2005 Stock Incentive Plan and will vest four years from the grant date on October 7, 2017.  The grant of 482,224 of those restricted shares is subject to the approval of BFC’s shareholders of an amendment of BFC’s 2005 Stock Incentive Plan to increase the number of shares available for grant under such plan.  BFC currently intends to seek the approval of its shareholders to the plan amendment at its 2014 Annual Meeting of Shareholders.  The balance of the restricted shares was granted on October 7, 2013.  The fair value of those 410,000 shares of restricted stock was approximately $1.0 million, or $2.45 per share based on the closing price of BFC’s Class A Common Stock on October 7, 2013, and the cost is being recognized over the four-year service period from October 2013 through October 2017.

BFC recognized restricted stock compensation expense of approximately $1.25 million, $498,000 and $46,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the total unrecognized compensation cost related to BFC’s non-vested restricted stock compensation was approximately $4.2 million. The cost is expected to be recognized over a weighted-average period of approximately 2.91 years.

Bluegreen

Under Bluegreen’s 2008 Stock Incentive Plan (the “Bluegreen 2008 Plan”), as amended, options and shares of restricted stock were available for grant with various vesting periods.  The options granted generally expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances for non-employee director grants.  Bluegreen’s options were generally granted at exercise prices that either equal or exceed the quoted market price of its common stock on the date of grants.

Pursuant to the terms of Bluegreen’s merger agreement with BFC, (i) all options outstanding at the effective time of the merger, whether vested or unvested, were cancelled in exchange for the holder’s right to receive the excess, if any, of the $10.00 per share merger consideration over the exercise price of the option, and (ii) all shares subject to restricted stock awards outstanding at the effective time of the merger, whether vested or unvested, were converted into the right to receive, with respect to each such share, the $10.00 per share merger consideration.

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

Total stock-based compensation expense, including amounts payable under the liability awards for non-employee directors and employees during the years ended December 31, 2013, 2012 and 2011 was $147,000, $2.7 million and $3.8 million, respectively.  There was no unrecognized compensation expense as of December 31, 2013 for Bluegreen.

Changes in Bluegreen’s outstanding stock option plans during 2013, 2012 and 2011 are presented below:

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value
	(In 000’s)		(In 000’s)	(In 000’s)
Balance at December 31, 2010	2,717	$9.53	1,310	$91
Granted	-	-
Forfeited	-	-
Expired (1)	(1,145)	$10.63
Exercised	(67)	$2.52
Balance at December 31, 2011	1,505	$9.03	1,163	$6
Granted	-	-
Forfeited	-	-
Expired	(93)	$15.26
Options settled for cash	(200)	$3.45
Exercised	(97)	$3.21
Balance at December 31, 2012	1,115	$10.02	873	$1,874
Granted	-	-
Forfeited	-	-
Expired	(542)	$14.16
Exercised	(573)	$6.11
Balance at December 31, 2013	-	$-	-	$-

(1)	Includes the 1,130,000 options which expired on November 25, 2011 pursuant to the stock option agreement amendments described above.

During the years ended December 31, 2013, 2012 and 2011, the grant-date fair value of stock options that vested was approximately, $0.7 million,  $0.6 million and $4.7 million, respectively. The aggregate intrinsic value of Bluegreen stock options outstanding and exercisable was $1.6 million as of December 31, 2012 and less than $0.1 million as of December 31, 2011.  There were no outstanding stock options as of December 31, 2013.  The total intrinsic value of Bluegreen’s stock options exercised during 2013, 2012 and 2011 was $2.2 million, $0.3 million and $0.1 million, respectively.

A summary of the status of Bluegreen’s unvested restricted stock awards and activity during the years 2013, 2012 and 2011 are as follows (in thousands, except per share data):

Non-vested Restricted Shares	Number of Shares	Weighted-Average Grant - Date Fair Value per Share
Unvested at December 31, 2010	1,327	$8.14
Granted	-	-
Vested	-	-
Forfeited	-	-
Cancelled in connection with modification
to a liability award (1)	(1,077)	$8.07
Unvested at December 31, 2011	250	$8.47
Granted	-	-
Vested	(45)	$11.98
Forfeited	-	-
Unvested at December 31, 2012	205	$7.69
Granted	-	-
Vested	(202)	$7.67
Forfeited	(3)	9.31
Unvested at December 31, 2013	-	$-

(1)	See discussions regarding the November 2011 agreements related to the cancellation of these restricted stock awards above.

BBX Capital

BBX Capital has two share-based compensation plans: the 2001 Amended and Restated Stock Option Plan and the 2005 Restricted Stock and Option Plan.  The maximum term of incentive stock options and non-qualifying stock options issued under each of these plans is ten years.  Vesting is established by BBX Capital’s Compensation Committee of the Board of Directors (“BBX Capital Compensation Committee”) in connection with each grant of options or restricted stock.  All directors’ stock options vest immediately.  In 2005, all shares remaining available for grant of new awards under the BBX Capital 2001 stock option plan were canceled.  The 2005 Restricted Stock and Option Plan provides that up to 1,875,000 shares of BBX Capital’s Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan, and at December 31, 2013 no shares remained available for grants of awards under the 2005 Plan.

The following is a summary of BBX Capital’s non-vested restricted Class A common share activity:

		Weighted
	Class A	Average
	Non-vested	Grant date
	Restricted	Fair Value
	Stock	Per Share
Outstanding at December 31, 2010	313,780	$7.40
Vested	(87,130)	8.68
Forfeited	(14,750)	6.20
Granted	-	-
Outstanding at December 31, 2011	211,900	$6.96
Vested	(142,900)	6.20
Forfeited	(4,000)	6.20
Granted	1,130,406	6.55
Outstanding at December 31, 2012	1,195,406	$6.53
Vested	(315,104)	6.52
Forfeited	-	-
Granted	430,000	13.33
Outstanding at December 31, 2013	1,310,302	$8.76

In October 2013, the Board of Directors granted in the aggregate 430,000 shares of BBX Capital Class A restricted common stock (“RSAs”) under the 2005 Restricted Stock and Option Plan to certain of its executive officers.  The grant date fair value was calculated based on the closing price of BBX Capital’s Class A common stock on the grant date.  The RSAs vest in four years from the grant date on October 8, 2017.  The RSAs had a fair value of fair value of $13.33 per share at the grant date.

In November 2012, BBX Capital, entered into employment agreements with certain of its executive officers.  Pursuant to the terms of their employment agreements, BBX Capital granted in the aggregate 1,130,406 of RSAs under the 2005 Restricted Stock and Option Plan.  The grant date fair value was calculated based on the closing price of BBX Capital’s Class A common stock on the grant date.  The RSAs vest pro-rata over a four year period beginning September 30, 2013 and had a fair value of $6.55 per share at the grant date.  Upon the lapse of 282,602 RSAs on September 30, 2013, and in accordance with the 2005 Restricted Stock and Option Plan, BBX Capital withheld 114,480 of the underlying shares of BBX Capital’s Class A Common Stock in order to meet $1.6 million of the minimum statutory tax withholding requirements.  The 114,480 shares of BBX Capital’s Class A common stock were retired.

As of December 31, 2013, the total unrecognized compensation cost related to BBX Capital’s non-vested restricted stock compensation was approximately $10.5 million.  The cost of the non-vested RSAs is expected to be recognized over a weighted-average period of approximately 20 months.  The fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $4.3 million, $684,000, and $446,000, respectively.  The vesting of 72,400 RSAs was accelerated with respect to employees employed by BankAtlantic at the closing of the BB&T Transaction.  As a consequence, BBX Capital recognized $0.4 million of compensation expense upon the vesting of these RSA’s on July 31, 2012.

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

The following is a summary of BBX Capital’s Class A common stock option activity:

			Weighted
	Class A	Weighted	Average	Aggregate
	Outstanding	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value ($000)
Outstanding at December 31, 2010	116,348	$268.45	3.7
Exercised	-	-
Forfeited	(6,751)	282.05
Expired	(17,367)	254.32
Granted	-	-
Outstanding at December 31, 2011	92,230	$277.25	3.1
Exercised	-	-
Forfeited	(55,426)	306.63
Expired	-	-
Granted	-	-
Outstanding at December 31, 2012	36,804	$233.00	3.1
Exercised	-	-
Forfeited	(7,559)	124.57
Expired	(7,963)	185.82
Granted	-	-
Outstanding at December 31, 2013	21,282	$289.17	2.5	$-
Exercisable at December 31, 2013	21,282	$289.17	2.5	$-
Available for grant at
December 31, 2013	-

There were no options granted or exercised during each of the years in the three year period ended December 31, 2013.  Upon the consummation of the BB&T Transaction and the transfer of employees to BB&T, options to acquire 55,426 shares of BBX Capital’s Class A Common Stock were forfeited.

Included in the Company’s consolidated statements of operations was $2.5 million, $1.1 million and $1.1 million of BBX Capital share-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively.  There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2013, 2012 and 2011 as it was not more likely than not that BBX Capital would realize the tax benefits associated with the share based compensation expense.

15.    Employee Benefit Plans and Incentive Compensation Program

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

BFC Deferred Retirement Agreement

On September 13, 2005, the Company entered into an agreement with Glen R. Gilbert, the Company’s former Chief Financial Officer, pursuant to which the Company agreed to pay him a monthly retirement benefit of $5,449 beginning January 1, 2010.  During the third quarter of 2005, BFC recorded the present value of the retirement benefit payment, as actuarially determined, in the amount of $482,444, payable as a life annuity with 120 payments at 6.5% interest. The interest on the retirement benefit is recognized monthly as compensation expense. At December 31, 2013 and 2012, the deferred retirement obligation balance was approximately $526,000 and $556,000, respectively, which represents the present value of accumulated benefit obligation and is included in other liabilities in the Company’s consolidated statements of financial condition.  The compensation expense for the years ended December 31, 2013, 2012 and 2011 was approximately $35,000, $37,000 and $39,000, respectively.

Incentive Compensation Program

On September 29, 2008, Woodbridge’s Board of Directors approved the terms of an incentive program for certain employees, including certain executive officers, pursuant to which a portion of their compensation may be based on the cash returns realized on investments held by individual limited partnerships or other legal entities.  Certain of the participants in this incentive program are also employees and executive officers of BFC.  This incentive program qualifies as a liability-based plan and, accordingly, the components of the program are required to be evaluated in order to determine the estimated fair value of the liability, if any, to be recorded. Based on the evaluation performed at December 31, 2013 and 2012, it was determined that the liability for compensation under this incentive program as of those dates was not material.

Bluegreen

Bluegreen’s Employee Retirement Plan (the “Bluegreen Retirement Plan”) is an Internal Revenue Code section 401(k) Retirement Savings Plan.  Historically, all U.S.-based employees at least 21 years of age with at least three months of employment with Bluegreen are eligible to participate in the Bluegreen Retirement Plan.  The Bluegreen Retirement Plan provided for an annual employer discretionary matching contribution.  During the years ended December 31, 2013 and 2012, Bluegreen recorded expenses for its contribution to the Bluegreen Retirement Plan totaling $2.2 million and $1.6 million. Bluegreen did not make any contributions to the Bluegreen Retirement Plan during the year ended December 31, 2011.

BBX Capital

Defined Contribution 401(k) Plan:

The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

		For the Years Ended December 31,
		2013	2012	2011
Employee salary contribution limit (1)		$17.5	17	16.5
Percentage of salary limitation	%	75	75	75
Total match contribution (2)		$-	-	-
Vesting of employer match		-	-	-

(1)	For the years ended December 31, 2013, 2012 and 2011, employees over 50 were entitled to contribute $23,000, $22,500 and $22,000, respectively.
(2)	BBX Capital did not offer an employer match in any of the years during the three year period ended December 31, 2013.

Defined Benefit Pension Plan:

At December 31, 1998, BankAtlantic froze its defined benefit pension plan (the “Plan").  All participants in the Plan ceased accruing service benefits beyond that date and became vested.  BB&T assumed the pension obligation upon the acquisition of BankAtlantic in the BB&T Transaction as of July 31, 2012.

Amounts recognized in accumulated other comprehensive loss consisted of (in thousands):

	As of December 31,
	2012	2011
Net comprehensive loss	$-	22,428

The change in net comprehensive loss was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011
Change in comprehensive loss	$22,428	6,576

Included in the gain on the sale of BankAtlantic in discontinued operations in the Company’s statement of operations during the year ended December 31, 2012 was $22.4 million of pension losses associated with the under-funded pension plan amount and the unrecognized net losses from pension investments.

Components of net periodic pension expense are as follows (in thousands):

For the Year Ended December 31,
2011
Interest cost on projected benefit obligation	$1,828
Expected return on plan assets	(2,000)
Amortization of unrecognized net gains and losses	1,283
Net periodic pension expense	$1,111

The actuarial assumptions used in accounting for the Plan were:

For the Year Ended December 31,
2011
Weighted average discount rate used to
determine benefit obligation	4.25%
Weighted average discount rate used to
to determine net periodic benefit cost	5.50%
Rate of increase in future compensation levels	N/A
Expected long-term rate of return	8.50%

Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis. . The discount rate assumption is based on rates of high quality corporate bonds.  The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations.  Participant data was used for the actuarial assumptions for the year ended December 31, 2011.  BBX Capital contributed $0.3 million and $8.9 million to the BankAtlantic Plan during the years ended December 31, 2012 and 2011, respectively.

16.    Shares Subject to Mandatory Redemption

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

On April 4, 2012, the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock were further amended (the “Second Amendment”).  Pursuant to the Second Amendment, to the extent the shares are not earlier redeemed pursuant to the optional redemption right described above, the Company will be required to redeem 5,000 shares of the 5% Cumulative Preferred Stock during each of the years ending December 31, 2016, 2017 and 2018 for an aggregate annual redemption price of $5.0 million, or $1,000 per share. The Second Amendment also provides that, subject to certain limitations, in the event that the Company defaults on its dividend or mandatory redemption obligations, the holders of the 5% Cumulative Preferred Stock will be entitled to receive from the Company shares of common stock of Bluegreen owned by the Company having, in the aggregate, a fair market value equal to the amount of the dividend or redemption payment, as the case may be, to the extent not timely paid (the “Bluegreen Share Requirement”).  In consideration therefor, the Second Amendment eliminated the Benihana Stock Provisions.

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.  The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.  The $0.5 million difference between the previously stated fair value of $11.0 million as of March 31, 2012 and the June 30, 2012 estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition.  Included in interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2013 and 2012, is interest recognized of approximately $1.3 million and  $913,000, respectively, of which $750,000 and $563,000, respectively, was paid as dividends.

On December 13, 2013, BFC entered into an agreement with the holders of BFC’s 5% Cumulative Preferred Stock  pursuant to which BFC and such shareholders agreed to a further amendment of certain of the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock (the “Third Amendment”). The Third Amendment extended BFC’s mandatory redemption obligation with respect to the 5% Cumulative Preferred Stock described above from the years ending December 31, 2016, 2017 and 2018 until the years ending December 31, 2018, 2019 and 2020.  In addition, the Third Amendment eliminated the right that the preferred shareholders previously had, upon a default by BFC on its dividend or redemption obligations with respect to the 5% Cumulative Preferred Stock, to receive from BFC certain shares of common stock of Bluegreen. Under the terms of the agreement between BFC and the preferred shareholders, BFC also agreed to make a $5 million loan to the preferred shareholders. The loan is secured by 5,000 shares of 5% Cumulative Preferred Stock, has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity.

17.    Common Stock, Preferred Stock and Dividends

Common Stock

The Company's Articles of Incorporation authorize the Company to issue both Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share.  Under Florida law and the Company’s Articles of Incorporation, holders of the Company’s Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented to a vote of the Company’s shareholders.  On such matters, holders of the Company’s Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power.  Holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%.  These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held.    Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

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

Preferred Stock

The Company’s authorized capital stock includes 10 million shares of preferred stock, par value of $.01 per share. See Note 16 for further information.

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

Our currently proposed merger agreement with BBX Capital contemplates that, if the merger is consummated, our Bylaws will be amended to increase the maximum size of the Board to 20 members in order to permit the appointment to the Board of the directors of BBX Capital who do not currently serve as directors of BFC.

Dividends

BFC has never paid cash dividends on its common stock.

18.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012

BBX Capital	$144,919	113,425
Bluegreen (1)	-	62,186
Joint ventures	38,056	33,211
Total noncontrolling interests	$182,975	208,822

(1)

Represents noncontrolling interest in Bluegreen prior to the April 2, 2013 Bluegreen merger pursuant to which Woodbridge acquired all of the shares of Bluegreen’s common stock not previously owned by Woodbridge.  See Note 1 for additional information regarding the Bluegreen merger.

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Noncontrolling interest - Continuing Operations:
BBX Capital	$23,112	(13,370)	(27,832)
Bluegreen (1)	5,321	23,227	15,894
Joint ventures	13,284	13,769	9,206
	$41,717	23,626	(2,732)

Noncontrolling interest - Discontinued Operations:
BBX Capital	$-	124,066	14,310
Bluegreen (1)	(23)	(1,607)	(19,814)
	$(23)	122,459	(5,504)
Net income attributable to noncontrolling interests	$41,694	146,085	(8,236)

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

Bluegreen Resorts

Bluegreen Resorts, the operating segment relating to Bluegreen’s continuing operations, markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or are owned by others in which case Bluegreen Resorts earns fees for providing these services.  Bluegreen Resorts also provides fee-based services, including property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen Resorts provides financing to credit-qualified individual purchasers of VOIs, which provides significant interest income.

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

BBX

The BBX segment includes the results of operations for the five months ended December 31, 2012 and for the year ended December 31, 2013 of CAM and BBX Partners, Inc., BBX Capital’s wholly owned asset workout subsidiary (“BBX Partners”).  BBX Partners’ primary assets are non-performing commercial loans and real estate owned. BBX’s activities subsequent to the consummation of the BB&T Transaction on July 31, 2012 consists of CAM’s and BBX Partners’ activities primarily associated with their loans receivable, real estate properties and a portfolio of previously charged-off loans as well as pursuing equity and debt investment opportunities in real estate and middle market operating businesses.  During the year ended December 31, 2013, equity earnings from BBX Capital’s investment in Woodbridge were also included in the BBX segment.  As both BBX Capital and Woodbridge are consolidated into BFC’s financial statements, equity earnings from BBX Capital’s investment in Woodbridge is eliminated in consolidation.

BBX’s activities during the seven months ended July 31, 2012 and the year ended December 31, 2011 consisted of those related to BankAtlantic’s Commercial Lending reporting unit and BBX Partners’ assets. The activities related to the commercial loan portfolios included renewing, modifying, collecting, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

Other represents the activities of Renin for the two months ended December 31, 2013 and Hoffman’s for the one month ended December 31, 2013.  The amounts are presented in order to reconcile the reportable segments to the financial statements.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2013 (in thousands):

						Unallocated
						Amounts
	Real Estate	Bluegreen				and	Segment
	Operations	Resorts	BBX	FAR	Other	Eliminations	Total
Revenues:
Sales of VOIs	$-	261,439	-	-	-	-	261,439
Sales, other	-	-	-	-	10,266	(23)	10,243
Interest income	-	82,230	14,490	9,847	-	(296)	106,271
Fee-based sales commission	-	91,859	-	-	-	-	91,859
Other fee-based services revenue	-	80,125	-	-	-	-	80,125
Net gains on the sales of assets	-	-	3,525	3,203	-	-	6,728
Other revenue	-	-	4,047	3,489	-	(438)	7,098
Total revenues	-	515,653	22,062	16,539	10,266	(757)	563,763

Costs and Expenses:
Cost of sale of VOIs	-	32,607	-	-	-	-	32,607
Cost of sales, other		-		-	7,860		7,860
Cost of sale of other operations	-	51,802	-	-	-	-	51,802
Interest expense	-	41,137	1,774	3,397	168	4,145	50,621
Reversals of loan losses	-	-	(34,128)	(9,737)	-	-	(43,865)
Impairments of assets	-	-	219	4,489	-	-	4,708
Selling, general and administrative expenses	42	307,574	27,132	10,257	2,339	15,986	363,330
Total costs and expenses	42	433,120	(5,003)	8,406	10,367	20,131	467,063

Equity in earnings (loss) from unconsolidated affiliates	-	-	13,461	-	-	(13,385)	76
Other income	-	-	-	-	-	732	732
(Loss) income from continuing operations before income taxes	(42)	82,533	40,526	8,133	(101)	(33,541)	97,508
Less: Provision for income taxes	-	-	-	20	294	26,055	26,369
(Loss) income from continuing operations	(42)	82,533	40,526	8,113	(395)	(59,596)	71,139
Loss from discontinued operations, net of taxes	-	-	-	-	-	(382)	(382)
Net (loss) income	$(42)	82,533	40,526	8,113	(395)	(59,978)	70,757
Less: Net income attributable to noncontrolling interests						41,694	41,694
Net (loss) income attributable to BFC						(101,672)	29,063

Total assets	$-	1,071,087	476,947	166,114	30,070	(302,853)	1,441,365

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2012  (in thousands):

					Unallocated
					Amounts
	Real Estate	Bluegreen			and	Segment
	Operations	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$-	211,684	-	-	-	211,684
Interest income	-	83,682	18,312	3,610	(118)	105,486
Fee based sales commission	-	87,795	-	-	-	87,795
Other fee-based services revenue	-	74,824	-	-	-	74,824
Net gains on the sales of assets	-	-	5,551	1,136	-	6,687
Other revenue	-	-	4,124	389	(59)	4,454
Total revenues	-	457,985	27,987	5,135	(177)	490,930

Costs and Expenses:
Cost of sale of VOIs	-	24,353	-	-	-	24,353
Cost of sale of other operations	-	46,173	-	-	-	46,173
Interest expense	-	43,269	9,577	2,467	4,651	59,964
(Reversal of) provision for loan losses	-	-	(2,163)	4,568	-	2,405
Impairments of assets	-	-	8,635	1,296	-	9,931
Selling, general and administrative expenses	104	247,567	53,516	2,727	25,538	329,452
Total costs and expenses	104	361,362	69,565	11,058	30,189	472,278

Gain on extinguishment of debt	28,725	-	-	-	1,150	29,875
Gain on the sale of Benihana investment	-	-	-	-	9,307	9,307
Equity in earnings from unconsolidated affiliates	-	-	281	-	186	467
Other income	-	-	-	-	2,161	2,161
Income (loss) from continuing operations before income taxes	28,621	96,623	(41,297)	(5,923)	(17,562)	60,462
Less: (Benefit) provision for income taxes	-	-	(16,393)	(2,351)	34,969	16,225
Income (loss) from continuing operations	28,621	96,623	(24,904)	(3,572)	(52,531)	44,237
Income (loss) from discontinued operations, net of taxes	4,397	-	-	-	263,466	267,863
Net income (loss)	$33,018	96,623	(24,904)	(3,572)	210,935	312,100
Less: Net income attributable to noncontrolling interests					146,085	146,085
Net income attributable to BFC					$64,850	166,015

Total assets	$2	1,055,224	412,734	296,012	(216,784)	1,547,188

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2011 (in thousands):

				Unallocated
				Amounts
	Real Estate	Bluegreen		and	Segment
	Operations	Resorts	BBX	Eliminations	Total
Revenues:
Sales of VOIs and real estate	$-	169,998	-	-	169,998
Interest income	-	88,125	41,046	-	129,171
Fee based sales commission	-	73,673	-	-	73,673
Other fee-based services revenue	-	70,985	-	-	70,985
Net gains on the sales of assets	-	-	2,630	-	2,630
Other revenue	-	-	2,261	748	3,009
Total revenues	-	402,781	45,937	748	449,466

Costs and Expenses:
Cost of sale of VOIs and real estate	-	27,058	-	-	27,058
Cost of sale of other operations	-	52,094	-	-	52,094
Interest expense	2,533	55,552	15,572	4,620	78,277
Provision for loan losses	-	-	37,874	-	37,874
Asset impairments	-	-	14,666	-	14,666
Selling, general and administrative expenses	195	199,798	56,562	13,708	270,263
Other expenses	-	-	-	1,304	1,304
Total costs and expenses	2,728	334,502	124,674	19,632	481,536

Gain (loss) on settlement of investment in subsidiary	11,305	-	-	(615)	10,690
Gain on extinguishment of debt	11,625	-	-	-	11,625
Equity in (loss) earnings from unconsolidated affiliates	-	-	(255)	1,511	1,256
Other income	-	-	-	1,837	1,837
Income (loss) from continuing operations before income taxes	20,202	68,279	(78,992)	(16,151)	(6,662)
Less: Provision (benefit) provision for income taxes	3	-	(19,480)	21,252	1,775
Income (loss) from continuing operations	20,199	68,279	(59,512)	(37,403)	(8,437)
(Loss) income from discontinued operations, net of taxes	(1,703)	-	30,771	(40,137)	(11,069)
Net income (loss)	$18,496	68,279	(28,741)	(77,540)	(19,506)
Less: Net loss attributable to noncontrolling interests				(8,236)	(8,236)
Net loss attributable to BFC				(69,304)	(11,270)

Total assets	$6,584	1,054,967	3,678,119	38,485	4,778,155

20.    Certain Relationships and Related Party Transactions

The Company owns shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 52% of the total outstanding equity of BBX Capital and 72% of the total voting power of BBX Capital.  The Company may be deemed to be controlled by Alan B. Levan, who serves as Chairman, Chief Executive Officer and President of the Company, and John E. Abdo, who serves as Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 71% the Company’s total voting power.  Mr. Alan Levan and Mr. Abdo are each executive officers and directors of BBX Capital, and they served as executive officers and directors of BankAtlantic until July 2012 when BBX Capital sold BankAtlantic to BB&T.  In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of the Company and BBX Capital, and he was an executive officer and director of BankAtlantic until its sale to BB&T in July 2012.  Further, Seth M. Wise, an executive officer and director of the Company, and John K. Grelle, an executive officer of the Company, are each executive officers of BBX Capital.

The Company and BBX Capital own 54% and 46%, respectively, of the outstanding equity interests in Woodbridge, which is the sole shareholder of Bluegreen as a result of the Bluegreen merger described below.  Prior to such merger, the Company, indirectly through Woodbridge, which was a wholly owned subsidiary of the Company at that time, owned approximately 54% of Bluegreen’s outstanding common stock.  In addition, Mr. Alan Levan and Mr. Abdo served, and continue to serve, as Chairman and Vice Chairman, respectively, of Bluegreen.  The Company also had a direct non-controlling interest in Benihana, and Mr. Alan Levan and Mr. Abdo served as directors of Benihana, in each case until August 2012 when Benihana was acquired by Safflower.

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

In connection with the financing of the Bluegreen merger, the Company and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013.  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The Company continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million. The promissory note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the promissory note, with all outstanding amounts being due and payable at the end of the five-year term.  During 2013, BBX Capital paid to Woodbridge approximately $441,000 of interest on the note.  In connection with BBX Capital’s investment in Woodbridge, the Company and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions from Woodbridge to be made on a pro rata basis in accordance with the Company’s and BBX Capital’s respective percentage equity interests in Woodbridge.

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

On May 7, 2013, BFC, BBX Merger Sub, a  wholly-owned acquisition subsidiary of BFC, and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement, BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, if the merger is consummated, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, if the merger is consummated, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio.  Consummation of the merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger, holders of not more than 10% of BBX Capital’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BFC or BBX Capital.  To the extent permitted by applicable law, the Board of Directors of either BFC or BBX Capital may, in its discretion, choose to waive any of the conditions to consummation of the merger and proceed to closing.  BFC has agreed in the merger agreement to vote all of the shares of BBX Capital’s Common Stock that it owns in favor of the merger agreement, which would constitute the requisite approval of the merger agreement by BBX Capital’s shareholders under Florida law. As described in Note 13, a consolidated purported class action lawsuit is pending in Florida which seeks to enjoin the merger or recover relief as determined by the presiding court. There is no assurance that the merger will be consummated on the currently contemplated terms or at all.

On October 30, 2013, Renin Holdings LLC, a newly formed joint venture entity currently beneficially owned 81% by BBX Capital and 19% by BFC, through newly formed acquisition subsidiaries (Renin Holdings LLC and its acquisition subsidiaries are collectively referred to herein as the “Purchasers”) acquired substantially all of the assets of Renin Corp. and its subsidiaries (collectively, the “Sellers”), manufacturers of interior closet doors, wall décor, hardware and fabricated glass products, for approximately $14.5 million (the “Renin Acquisition”).  The $14.5 million transaction consideration was subject to certain potential post-closing adjustments based on the Sellers’ working capital as of the closing and certain contractually provided Seller indemnities.  At the closing, approximately $1.7 million of the transaction consideration was placed in escrow pending final determination of the working capital adjustment, if any, and final resolution of any indemnification obligations of the Sellers.  In January 2014, Renin Corp’s working capital and indemnification obligations were finalized and the entire escrow balance of $1.7 million was distributed to Renin in February 2014.   Included in other assets in the Company’s Statement of Financial Condition was a $1.7 million receivable for the Renin Corp. working capital adjustment.  The Renin Transaction Consideration was adjusted to $12.8 million to reflect the Renin Corp working capital adjustment.  Renin revenues for the two months ended December 31, 2013 were approximately $9.3 million. Renin Corp. had revenues of $56.3 million for the ten months ended October 30, 2013.

Bluegreen Specialty Finance, LLC, a subsidiary of Bluegreen, funded approximately $9.4 million of the transaction consideration in a term loan and revolver facility (the “Renin Loan”).  The Renin Loan includes a $3.0 million term loan and provides for additional borrowings of up to $9 million on a revolving basis ($6.4 million of which was drawn upon at the closing), subject to the terms of a borrowing base specified in the Renin Loan.  Amounts outstanding under the Renin Loan bear interest at a fixed rate of 7.25% per annum and are collateralized by substantially all of the assets of the Purchasers.  All amounts outstanding under the Renin Loan will, unless extended, become due on April 30, 2014. The balance of the transaction consideration of $5.2 million was funded approximately $4.2 million by BBX Capital and approximately $1.0 million by BFC in accordance with their percentage equity interests in Renin Holdings LLC.  The transaction consideration was used to satisfy certain of the Sellers’ outstanding debt and other liabilities, obligations and expenses.  See Note 1 for additional information regarding the Renin Acquisition.

The following table presents information relating to the shared services arrangements between BFC, BBX Capital (including BankAtlantic until its sale in July 2012) and Bluegreen, and the information technology services and office facilities agreements between BFC and BBX Capital (including BankAtlantic until its sale in July 2012) for the years ended December 31, 2013, 2012 and 2011. All amounts were eliminated in consolidation (in thousands).

	For the Year Ended December 31, 2013
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$501	(200)	(301)
Facilities cost and information technology (2)	$(431)	431	-

	For the Year Ended December 31, 2012
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$1,001	(623)	(378)
Facilities cost and information technology (3)	$(219)	188	31

	For the Year Ended December 31, 2011
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$1,688	(1,292)	(396)
Facilities cost and information technology (3)	$(410)	359	51

1)

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

2)

In December 2012, the Company entered into an agreement with BBX Capital pursuant to which BBX Capital provides office facilities to the Company at BBX Capital’s and the Company’s principal executive offices.  Under the terms of the agreement, the Company reimburses BBX Capital at cost for certain costs and expenses related to the office facilities provided.

3)

Prior to the completion of the BankAtlantic Sale in July 2012, as part of the shared service arrangements, BFC paid BankAtlantic and Bluegreen for office facilities utilized by BFC and its shared services operations.  BFC also paid BankAtlantic approximately $60,000 and $91,000 for information technology related services during the years ended December 31, 2012 and 2011, respectively, pursuant to a separate agreement.

In June 2010, BBX Capital and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC received a monthly fee of $12,500 from each of BankAtlantic and BBX Capital and, if BFC’s efforts resulted in net recoveries of any non-performing loan or the sale of real estate owned, BFC received a fee equal to 1% of the net value recovered. During the years ended December 31, 2012 and 2011, BFC received an aggregate of $0.3 million and $0.7 million, respectively, of real estate advisory service fees under this agreement.

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

In prior periods, BBX Capital issued options to purchase shares of BBX Capital’s Class A Common Stock to employees of BFC.  Additionally, certain employees of BBX Capital have transferred to affiliate companies, and BBX Capital has elected, in accordance with the terms of BBX Capital’s stock option plans, not to cancel the stock options held by those former employees. BBX Capital from time to time also issues options and restricted stock awards to employees of BFC that perform services for BBX Capital. Expenses relating to all options and restricted stock awards granted by BBX Capital to employees of BFC were approximately $19,000 and $51,000 for the years ended December 31, 2012 and 2011, respectively.  The Company reimbursed BBX Capital for the full amount of these expenses.  There were no such related compensation expenses during the year ended December 31, 2013.

Bluegreen paid a subsidiary of BFC approximately $0.6 million for each of the years ended December 31, 2013 and 2012 and approximately $0.7 million during year ended December 31, 2011 for a variety of management advisory services.  In addition, BFC had an agreement with Bluegreen relating to the engagement of different independent registered public accounting firms. Pursuant to this agreement, Bluegreen reimbursed BFC during the years ended December 31, 2012 and 2011 approximately $0.4 million and $0.5 million, respectively, for fees paid by BFC to PricewaterhouseCoopers LLP, BFC’s independent registered public accounting firm, for services performed at Bluegreen as part of PricewaterhouseCoopers LLP’s annual audit of BFC’s consolidated financial statements.  This agreement was terminated in connection with Bluegreen’s decision during October 2012 to engage PricewaterhouseCoopers LLP to serve as its independent registered public accounting firm.  Additionally, during the year ended December 31, 2011, Bluegreen reimbursed BFC approximately $0.1 million for certain expenses incurred in assisting Bluegreen in its efforts to explore additional sources of liquidity.

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

21.    Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	For the Years Ended December 31, 2013
	2013	2012	2011
Basic earnings (loss) per common share
Numerator:
Income (loss) from continuing operations	$71,139	44,237	(8,437)
Less: Noncontrolling interests income (loss) from continuing operations	41,717	23,626	(2,732)
Income (loss) to common shareholders	29,422	20,611	(5,705)
Preferred stock dividends	-	(188)	(750)
Decrease in equity due to the change in fair value of
shares subject to mandatory redemption (1)	-	(472)	-
Income (loss) from continuing operations available to common shareholders	29,422	19,951	(6,455)

(Loss) income from discontinued operations	(382)	267,863	(11,069)
Less: Noncontrolling interest (loss) income from discontinued operations	(23)	122,459	(5,504)
(Loss) income from discontinued operations to common shareholders	(359)	145,404	(5,565)
Net income (loss) available to common shareholders	$29,063	165,355	(12,020)

Denominator:
Basic weighted average number of common shares outstanding	83,202	77,142	75,790

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.35	0.26	(0.09)
Earnings (loss) per share from discontinued operations	-	1.88	(0.07)
Basic earnings (loss) per share	$0.35	2.14	(0.16)

Diluted earnings (loss) per common share
Numerator:
Income (loss) available to common shareholders	$29,422	19,951	(6,455)
(Loss) income from discontinued operations	(359)	145,404	(5,565)
Net income (loss) available to common shareholders	$29,063	165,355	(12,020)

Denominator:
Basic weighted average number of common shares outstanding	83,202	77,142	75,790
Effect of dilutive stock options	1,422	1,945	108
Diluted weighted average number of common shares outstanding	84,624	79,087	75,898

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.35	0.25	(0.09)
Earnings (loss) per share from discontinued operations	-	1.84	(0.07)
Diluted earnings (loss) per share	$0.35	2.09	(0.16)

(1)

In accordance with applicable accounting guidance, during the second quarter of 2012, BFC reclassified its 5% cumulative preferred stock as a liability due to an amendment to the rights and privileges of such stock which, among other things, requires BFC to redeem shares of the 5% cumulative preferred stock in future periods.  As a result of such reclassification, the difference between the fair value of the 5% cumulative preferred stock and its carrying amount was required to be recorded as an adjustment to additional paid-in capital, which was deducted from net earnings available to common shareholders in the calculation of earnings per share.  In connection with the reclassification of BFC's 5% cumulative preferred stock, earnings per share for the year ended December 31, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million.  See Note 16 for additional information relating to BFC's 5% cumulative preferred stock.

During each of the years ended December 31, 2013 and 2012, there we no options to acquire shares of common stock that were anti-dilutive.  For the year ended December 31, 2011, options to acquire 2,297,858 shares of the Company’s common stock were dilutive; however, in accordance with the applicable accounting guidance for earnings per share, these shares are not included in the calculation of diluted earnings (loss) per share since the Company realized a loss from continuing operations.

22.    Selected Quarterly Results (Unaudited)

The following tables summarize the results of operations for each fiscal quarter during the years ended December 31, 2013 and 2012 (in thousands except for per share data):

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$122,672	132,174	153,835	155,082	563,763
Costs and expenses	112,475	126,185	125,685	102,718	467,063
	10,197	5,989	28,150	52,364	96,700
Equity in earnings from unconsolidated affiliates	6	23	23	24	76
Other income (expense)	362	306	547	(483)	732
Income from continuing operations before income taxes	10,565	6,318	28,720	51,905	97,508
Less: provision for income taxes	7,577	5,540	11,552	1,700	26,369
Income from continuing operations	2,988	778	17,168	50,205	71,139
Loss from discontinued operations, net of income tax	(50)	(78)	(192)	(62)	(382)
Net income	2,938	700	16,976	50,143	70,757
Less: Net income attributable to noncontrolling interests	5,496	2,402	7,373	26,423	41,694
Net (loss) income attributable to BFC	(2,558)	(1,702)	9,603	23,720	29,063
Preferred Stock dividends	-	-	-	-	-
Net (loss) income allocable to common stock	$(2,558)	(1,702)	9,603	23,720	29,063

Basic (Loss) Earnings per Common Share
(Loss) earnings per share from continuing operations	$(0.03)	(0.02)	0.12	0.28	0.35
Earnings (loss) per share from discontinued operations	-	-	-	-	-
Net (loss) earnings per common share	$(0.03)	(0.02)	0.12	0.28	0.35

Diluted (Loss) Earnings per Common Share
(Loss) earnings per share from continuing operations	$(0.03)	(0.02)	0.12	0.28	0.35
Earnings (loss) per share from discontinued operations	-	-	-	-	-
Net (loss) earnings per common share	$(0.03)	(0.02)	0.12	0.28	0.35

Basic weighted average number of common shares outstanding	83,121	83,271	83,286	83,130	83,202

Diluted weighted average number of common and common equivalent shares outstanding	83,121	83,271	84,703	84,531	84,624

Amount attributable to BFC common shareholders:
(Loss) income from continuing operations, net of tax	$(2,531)	(1,624)	9,795	23,782	29,422
Income (loss) from discontinued operations	(27)	(78)	(192)	(62)	(359)
Net (loss) income allocable to common stock	$(2,558)	(1,702)	9,603	23,720	29,063

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$106,349	126,258	130,920	127,403	490,930
Costs and expenses	107,197	111,193	122,746	131,142	472,278
	(848)	15,065	8,174	(3,739)	18,652
Gain on extinguishment of debt	-	29,875	-	-	29,875
Gain on sale of Benihana investment	-	-	9,307	-	9,307
Equity in earnings from unconsolidated affiliates	158	154	128	27	467
Other income	586	419	972	184	2,161
(Loss) income from continuing operations before income taxes	(104)	45,513	18,581	(3,528)	60,462
Less: provision (benefit) for income taxes	5,201	10,813	(1,383)	1,594	16,225
(Loss) income from continuing operations	(5,305)	34,700	19,964	(5,122)	44,237
Income (loss) from discontinued operations, net of income tax	2,944	(5,324)	277,926	(7,683)	267,863
Net (loss) income	(2,361)	29,376	297,890	(12,805)	312,100
Less: Net income attributable to noncontrolling interests	359	3,697	139,760	2,269	146,085
Net (loss) income attributable to BFC	(2,720)	25,679	158,130	(15,074)	166,015
Preferred Stock dividends	(188)	-	-	-	(188)
Net (loss) income allocable to common stock	$(2,908)	25,679	158,130	(15,074)	165,827

Basic (Loss) Earnings per Common Share
(Loss) earnings per share from continuing operations (1)	$(0.08)	0.36	0.12	(0.14)	0.26
Earnings (loss) per share from discontinued operations	0.04	(0.04)	1.93	(0.05)	1.88
Net (loss) earnings per common share (1)	$(0.04)	0.32	2.05	(0.19)	2.14

Diluted (Loss) Earnings per Common Share
(Loss) earnings per share from continuing operations (1)	$(0.08)	0.36	0.12	(0.15)	0.25
Earnings (loss) per share from discontinued operations	0.04	(0.04)	1.88	(0.04)	1.84
Net (loss) earnings per common share (1)	$(0.04)	0.32	2.00	(0.19)	2.09

Basic weighted average number of common shares outstanding	77,135	77,135	77,135	77,162	77,142

Diluted weighted average number of common and common equivalent shares outstanding	77,489	78,820	79,109	77,162	79,087

Amount attributable to BFC common shareholders:
(Loss) income from continuing operations, net of tax	$(6,475)	28,041	9,408	(11,023)	19,951
Income (loss) from discontinued operations	3,567	(2,834)	148,722	(4,051)	145,404
Net (loss) income allocable to common stock	$(2,908)	25,207	158,130	(15,074)	165,355

(1)

 In accordance with the applicable accounting guidance, during the second quarter of 2012, BFC reclassified its 5% cumulative preferred stock as a liability due to an amendment to the rights and privileges of such stock which, among other things, requires BFC to redeem shares of the 5% cumulative preferred stock in future periods.  As a result of such reclassification, the difference between the fair value of the 5% cumulative preferred stock and its carrying amount is required to be recorded as an adjustment to paid-in capital, which is added to or deducted from net earnings available to common shareholders in the calculation of earnings per share.  In connection with the reclassification of BFC's 5% cumulative preferred stock, earnings per share for the year ended December 31, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million.  See Note 16 for additional information relating to BFC's 5% cumulative preferred stock and Note 21 for additional information relating to earnings (loss) per common share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management.  As of December 31, 2013, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  As of December 31, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  -  1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Management has excluded Renin Holdings, LLC and its subsidiaries (“Renin”) and Hoffman’s chocolates and its related subsidiaries (“Hoffman’s”) from its assessment of internal control over financial reporting as of December 31, 2013.  These businesses were acquired by BBX Capital during the fourth quarter of 2013 and management did not have sufficient time to conduct an assessment of the acquired businesses’ internal control over financial reporting in the period between the acquisition date and December 31, 2013.  Renin’s and Hoffman’s’ total revenues and total assets represent 2% of the related consolidated financial statement amounts for BFC as of and for the year ended December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013 as stated in its report which appears in this Annual Report on Form 10-K. See Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

PART III

The information required by Items 10 through 14 of Part III of Form 10-K will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2014 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2013.  Alternatively, we may provide the information required by Items 10 through 14 of Part III of Form 10-K in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents Filed as Part of this Report:

(1)Financial Statements

The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.

Report of Independent Registered Certified Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2013.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2013.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2013.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2013.

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

(3)Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
2.1	Agreement and Plan of Merger, dated as of November 14, 2012, by and among BFC Financial Corporation, Woodbridge Holdings, LLC, BXG Florida Corporation and Bluegreen Corporation	Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed November 16, 2012
2.2	Agreement and Plan of Merger, dated May 7, 2013, by and among BFC Financial Corporation, BBX Merger Sub, LLC and BBX Capital Corporation	Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed May 13, 2013
3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997
3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K, filed June 27, 2002
3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003
3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005

3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008
3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009
3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009
3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009
3.9	Amendment to the Amended and Restated Articles of Incorporation, effective December 19, 2013	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 23, 2013
3.10	Bylaws, as amended	Annex E of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed August 14, 2009
4.1	Specimen Class A Common Stock Certificate	Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed April 1, 2013
4.2	Specimen Class B Common Stock Certificate	Exhibit 4.2 of the Registrant's Annual Report on Form 10-K filed April 1, 2013
4.3	Rights Agreement dated as of September 21, 2009 by and between BFC Financial Corporation and American Stock Transfer and Trust Company, LLC as Rights Agent.	Exhibit 4.1 of Registrant’s Current Report on Form 8-K, filed September 25, 2009
10.1	BFC Financial Corporation 2005 Stock Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2012
10.2	BFC Financial Corporation Stock Option Plan	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 31, 1996
10.3	Employment agreement of Alan B. Levan	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.4	Employment agreement of John E. Abdo	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.5	Employment agreement of Seth M. Wise	Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.6	Employment agreement of John K. Grelle	Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.7	Employment agreement of Jarett S. Levan	Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.8

Indenture between BXG Receivables Note Trust 2012-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of August 15, 2012.

Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.9	Sale Agreement by and among BRFC 2012-A LLC as Depositor and BXG Receivables Note Trust 2012-A as Issuer dated as of August 15, 2012	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.10	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012

10.11	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012.	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.12

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

Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013
10.13	BXG Receivables Note Trust 2013-A, Standard Definitions	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.14

Indenture between BXG Receivables Note Trust 2013-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of September 15, 2013

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.15	Sale Agreement by and among BRFC 2013-A LLC, as Depositor, and BXG Receivables Note Trust 2013-A, as Issuer, dated as of September 15, 2013	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.16	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2013-A LLC, as Depositor, dated as of September 15, 2013	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.17	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2013-A LLC as Depositor, dated as of September 15, 2013	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.18	Amended and Restated Purchase and Contribution Agreement, dated as of December 1, 2013, by and among Bluegreen Corporation and Bluegreen Timeshare Finance Corporation I	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.19	Amended and Restated Sale Agreement, dated as of December 1, 2013, by and among Bluegreen Timeshare Finance Corporation I and BXG Timeshare Trust I	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.20

Fifth Amended and Restated Indenture, dated as of December 1, 2013, among BXG Timeshare Trust I, Bluegreen Corporation, Vacation Trust, Inc., Concord Servicing Corporation, U.S. Bank National Association, Branch Banking and Trust Company and DZ Bank AG

Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.21

Fifth Amended and Restated Note Funding Agreement, dated as of December 1, 2013, by and among BXG Timeshare Trust I, Bluegreen Corporation, Bluegreen Timeshare Finance Corporation I, the purchasers from time to time parties thereto, Branch Banking and Trust Company and DZ Bank AG

Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.22	Amended and Restated Trust Agreement, dated as of December 17, 2013, by and among Bluegreen Timeshare Finance Corporation I, GSS Holdings, Inc., and Wilmington Trust Company	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.23	Sixth Amended and Restated Standard Definitions	Exhibit 10.6 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.24	Purchase Agreement, dated as of April 2, 2013, by and among Woodbridge Holdings, LLC, BBX Capital Corporation and BFC Financial Corporation	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on April 5, 2013
10.25	Amended and Restated Operating Agreement of Woodbridge Holdings, LLC, dated April 2, 2013	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on April 5, 2013
21.1	Subsidiaries of the Registrant	Filed with this Report

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report
23.2	Consent of Ernst & Young LLP	Filed with this Report
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	Filed with this Report
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this Report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this Report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this Report
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed with this Report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                             BFC FINANCIAL CORPORATION

March 17, 2014By: /s/ Alan B. Levan

      Alan B. Levan, Chairman of the Board,

      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 17, 2014
Alan B. Levan	Chairman of the Board, President and Chief Executive
Officer

/s/ John E. Abdo		March 17, 2014
John E. Abdo	Vice Chairman of the Board

/s/ Seth M. Wise		March 17, 2014
Seth M. Wise	Executive Vice President and Director

/s/ Jarett Levan		March 17, 2014
Jarett Levan	Executive Vice President and Director

/s/ John K. Grelle		March 17, 2014
John K. Grelle	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

/s/ Darwin Dornbush		March 17, 2014
Darwin Dornbush	Director

/s/ Oscar J. Holzmann		March 17, 2014
Oscar J. Holzmann	Director

/s/ Alan Levy		March 17, 2014
Alan Levy	Director

/s/ Joel Levy		March 17, 2014
Joel Levy	Director

/s/ William Nicholson		March 17, 2014
William Nicholson	Director

/s/ Neil A. Sterling		March 17, 2014
Neil A. Sterling	Director