Form 10-Q
period 2014-03-31
BFC FINANCIAL CORP
filed 2014-05-12
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 5, 2014 is as follows:

Class A Common Stock of $.01 par value, 75,912,072 shares outstanding.
Class B Common Stock of $.01 par value, 7,318,144 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and interest bearing deposits in banks ($2,654 in 2014 and $8,686 in 2013
held by variable interest entities ("VIEs"))	$191,429	217,636
Restricted cash ($36,207 in 2014 and $36,263 in 2013 held by VIEs)	68,811	65,285
Loans held for sale (held by VIEs)	50,716	53,846
Loans receivable, net of allowance for loan losses of $1,588 in 2014 and $2,713 in 2013
(including $44,587, net of $1,588 allowance in 2014 and $56,170, net of $1,759
allowance in 2013 held by VIEs)	59,573	72,226
Notes receivable, including net securitized notes held by VIEs of $329,739 in 2014
and $342,078 in 2013, net of allowance of $90,743 in 2014 and $90,592 in 2013	442,906	455,569
Inventory	218,601	213,997
Real Estate held for investment ($25,248 in 2014 and $15,836 in 2013 held by VIEs)	108,430	107,336
Real estate held for sale ($20,043 in 2014 and $23,664 in 2013 held by VIEs)	33,444	33,971
Properties and equipment, net ($7,814 in 2014 and $7,899 in 2013 held by VIEs)	81,305	78,108
Goodwill and intangible assets, net	68,439	67,706
Other assets ($2,096 in 2014 and $2,413 in 2013 held by VIEs)	96,479	75,685
Total assets	$1,420,133	1,441,365

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC (held by VIE)	$54,504	68,517
Receivable-backed notes payable - recourse ($4,912 in 2014 and $5,899 in 2013
held by VIEs)	74,616	74,802
Receivable-backed notes payable - non-recourse (held by VIEs)	354,866	368,759
Notes and mortgage notes payable and other borrowings	97,981	102,519
Junior subordinated debentures	148,072	147,431
Deferred income taxes	85,844	77,089
Shares subject to mandatory redemption	12,448	12,362
Other liabilities ($12,010 in 2014 and $12,355 in 2013 held by VIEs)	161,626	167,490
Total liabilities	$989,957	1,018,969

Commitments and contingencies (See Note 11)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	$-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 71,318,579 in 2014 and 71,264,563 in 2013	$713	713
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 7,318,144 in 2014 and 7,337,043 in 2013	73	73
Additional paid-in capital	143,093	142,585
Accumulated earnings	98,946	95,810
Accumulated other comprehensive income	269	240
Total BFC Financial Corporation ("BFC") equity	243,094	239,421
Noncontrolling interests	187,082	182,975
Total equity	430,176	422,396
Total liabilities and equity	$1,420,133	1,441,365

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013
Revenues
Sales of VOIs	$60,244	57,284
Sales, other	16,867	-
Interest income	22,201	23,556
Fee-based sales commission	27,115	18,865
Other fee-based services revenue	21,925	19,285
Net (losses) gains on the sales of assets	(49)	2,062
Other revenue	2,419	1,620
Total revenues	$150,722	122,672

Costs and Expenses
Cost of sales of VOIs	7,048	6,561
Cost of sales, other	12,101	-
Cost of other fee-based services	13,223	12,530
Interest expense	12,677	12,502
(Reversals of) provision for loan losses	(1,248)	759
Impairments of assets, net	1,319	2,165
Selling, general and administrative expenses	90,986	77,958
Total costs and expenses	$136,106	112,475

Other income	754	368
Income from continuing operations before income taxes	15,370	10,565
Less: Provision for income taxes	8,782	7,577
Income from continuing operations	6,588	2,988
Discontinued operations:
Loss from discontinued operations	(74)	(83)
Less: Benefit for income taxes	(28)	(33)
Loss from discontinued operations	$(46)	(50)

Net income	6,542	2,938
Less: Net income attributable to noncontrolling interests	3,406	5,496
Net income (loss) attributable to BFC	$3,136	(2,558)

		CONTINUED

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the three Months Ended March 31,
	2014	2013
Basic and Diluted Earnings (Loss) Per Common Share
Attributable to BFC (Note 15):
Basic Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations	$0.04	(0.03)
Earnings (loss) per share from discontinued operations	-	-
Net earnings (loss) per common share	$0.04	(0.03)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations	$0.04	(0.03)
Earnings (loss) per share from discontinued operations	-	-
Net earnings (loss) per common share	$0.04	(0.03)

Basic weighted average number of
common shares outstanding	83,185	77,568

Diluted weighted average number of common
and common equivalent shares outstanding	84,624	84,097

Amounts attributable to BFC common shareholders:
Income (loss) from continuing operations, net of tax	$3,182	(2,531)
Loss from discontinued operations, net of tax	(46)	(27)
Net income (loss) available to common shareholders	$3,136	(2,558)

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Comprehensive Income (Loss) - Unaudited
(In thousands)

	For the three Months Ended March 31,
	2014	2013
Net income	$6,542	2,938

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of tax	12	31

Unrealized gains from foreign currency translation	29	-

Other comprehensive income, net of tax	41	31

Comprehensive income, net of tax	6,583	2,969
Less: Comprehensive income attributable
to noncontrolling interests	3,418	5,496
Total comprehensive income (loss) attributable to BFC	$3,165	(2,527)

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statement of Changes in Equity - Unaudited
For the Three Months Ended March 31, 2014
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2013	71,265	7,337	$713	73	142,585	95,810	240	239,421	182,975	422,396
Net income	-	-	-	-	-	3,136	-	3,136	3,406	6,542
Other comprehensive income	-	-	-	-	-	-	29	29	12	41
Noncontrolling interest net effect of subsidiaries' capital transactions	-	-	-	-	-	-	-	-	689	689
Net effect of subsidiaries' share-based transactions attributable to BFC	-	-	-	-	123	-	-	123	-	123
Issuance of Common Stock from exercise of options	29	6	-	-	14	-	-	14	-	14
Conversion of Common Stock from Class B to Class A	25	(25)	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	371	-	-	371	-	371
Balance, March 31, 2014	71,319	7,318	$713	73	143,093	98,946	269	243,094	187,082	430,176

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$381	92

Investing activities:
Proceeds from redemption of tax certificates	321	812
Purchase of tax certificates	-	(31)
Distributions from unconsolidated affiliates	215	2
Investments in unconsolidated real estate joint ventures	(72)	(1,300)
Net repayments of loans	5,605	30,789
Proceeds from sales of real estate	4,852	14,256
Proceeds from contribution of real estate to joint ventures	2,880	-
Additions to real estate	(193)	-
Purchases of property and equipment, net	(5,045)	(2,463)
Net cash outflow from acquisitions	(1,900)	-
Net cash provided by investing activities	$6,663	42,065

Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	(14,013)	(32,807)
Repayments of notes, mortgage notes payable and other borrowings	(39,214)	(39,658)
Proceeds from notes, mortgage notes payable and other borrowings	20,268	94,308
Payments for debt issuance costs	(263)	(2,248)
Proceeds from the exercise of BFC stock options	14	222
Proceeds from the exercise of subsidiary stock options	-	399
Distributions to non-controlling interest	(43)	-
Net cash (used in) provided by financing activities	$(33,251)	20,216

(Decrease) increase in cash and cash equivalents	(26,207)	62,373
Cash and cash equivalents at beginning of period	217,636	232,025
Cash and cash equivalents at end of period	$191,429	294,398

		CONTINUED

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudtied
(In thousands)

	For the Three Months Ended March 31,
	2014	2013

Supplemental cash flow information:
Interest paid on borrowings and deposits	$11,353	10,417
Income taxes paid	4,176	1,029
Income tax refunded	(77)	(4)

Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate
held-for-sale or real estate held-for-investment	12,406	8,023
Real estate held-for-investment transferred to investment
in joint ventures	1,920	-
Increase in BFC accumulated other
comprehensive income, net of taxes	29	31
Net increase in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	123	310

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation

Notes to Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the consolidated financial condition of BFC at March 31, 2014; the consolidated results of operations and comprehensive income (loss) of BFC for the three months ended March 31, 2014 and 2013; the consolidated cash flows of BFC for the three months ended March 31, 2014 and 2013; and changes in consolidated equity of BFC for the three months ended March 31, 2014. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period.  These unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).  All significant inter-company balances and transactions have been eliminated in consolidation.  As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

BFC is a Florida-based holding company whose principal holdings include an approximately 52% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”).  BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures, and investments in middle market operating businesses.  BFC’s principal holdings also include its interest in Woodbridge Holdings, LLC (“Woodbridge”), which is owned 54% by BFC and 46% by BBX Capital.  Woodbridge owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”), a sales, marketing and management company focused on the vacation ownership industry.  BFC also holds interests in other investments and subsidiaries as described herein.  The Company reports the results of its continuing operations through four segments: Bluegreen Resorts; BBX; Florida Asset Resolution Group (“FAR”); and Renin.

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

Pursuant to the BB&T Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”). BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtlantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s $285.4 million in principal amount of outstanding TruPS obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount.  At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter own 100% of FAR through its ownership of FAR’s Class R units.  BBX Capital entered into an incremental $35 million guarantee in

BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  At March 31, 2014, BB&T’s preferred interest in FAR had been reduced through cash distributions to $54.5 million.

Prior to the closing of the BankAtlantic Sale, BankAtlantic contributed approximately $82 million in cash to CAM and certain non-performing commercial loans, commercial real estate and previously written off assets that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  Prior to the closing of the BankAtlantic Sale, BankAtlantic distributed all of the membership interests in CAM to BBX Capital.  CAM remains a wholly-owned subsidiary of BBX Capital.

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

Recent Events

BFC and BBX Capital- Acquisition of Renin Corporation

In October 2013, Renin Holdings, LLC (“Renin”), a newly formed joint venture entity owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp. (the “Renin Transaction”).  Renin Corp. manufactures interior closet doors, wall décor, hardware and fabricated glass products. Renin is headquartered in Canada and has four manufacturing, assembly and distribution facilities in Canada, the United States and the United Kingdom.

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

On January 13, 2014, BBX Sweet Holdings acquired Williams & Bennett, including its other brand Big Chocolate Dipper. Williams & Bennett is headquartered in Boynton Beach, Florida and is a manufacturer of quality chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.  The fair value of the identifiable net assets acquired was $2.1 million, which included $1.5 million of other intangible assets, $1.1 million of inventory and $0.7 million of liabilities assumed.

BBX Capital Merger Agreement

On May 7, 2013, BFC, BBX Merger Sub, LLC, a wholly-owned acquisition subsidiary of BFC (“BBX Merger Sub”), and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement, BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the Merger Agreement, which has been approved by a special committee comprised of BBX Capital’s independent directors as well as the full boards of directors of both BFC and BBX Capital,  BBX Capital shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (the “Exchange Ratio”). Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio. At special meetings of the companies’ shareholders held on April 29, 2014, the shareholders of both BFC and BBX Capital approved the merger.  However, consummation of the merger remains subject to certain other closing conditions, including, without limitation, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BBX Capital or BFC.

BFC has been advised by the NYSE and NASDAQ that, subject to a change in their position in the future, they would not consider approval of any application for listing of BFC’s Class A Common Stock prior to the resolution of the currently pending litigation brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman. See Note 11 for additional information regarding this litigation.  Accordingly, BFC has not yet filed an application for the listing of its Class A Common Stock and may or may not do so depending on whether a national securities exchange or qualified inter-dealer quotation system indicates an application could be considered for approval prior to resolution of the litigation. The pendency of the SEC action and delays in resolving the action have had the effect of delaying any listing of BFC’s Class A Common Stock. Pursuant to the terms of the merger agreement, because the merger was not consummated by April 30, 2014, either BFC or BBX may terminate the merger agreement at any time.  It is not currently expected that the merger will be consummated prior to the first quarter of 2015.

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in connection with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During 2013, BBX Capital paid to Woodbridge a total of approximately $441,000 of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During the first quarter of 2014, Bluegreen paid a total of $14.5 million in cash dividends to Woodbridge, and during April 2014, Woodbridge declared and paid cash dividends totaling $13.9 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($7.5 million to BFC and $6.4 million to BBX Capital). During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and

BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized in connection with the funding of the $149.2 million merger consideration indicated above. See Note 10 for additional information regarding the 2013 Notes Payable.

Two consolidated class action lawsuits relating to the Bluegreen merger remain pending.  The plaintiffs in these actions have asserted that the consideration received by Bluegreen’s minority shareholders in the merger was inadequate and unfair, and are seeking to recover damages in connection with the merger. The Company believes that these lawsuits are without merit and intends to vigorously defend the actions.  See Note 11 for additional information regarding these actions.

2.    Liquidity

BFC

Except as otherwise noted, the debts and obligations of BBX Capital, Woodbridge and Bluegreen are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge). BFC’s principal sources of liquidity are its available cash and short-term investments and dividends from its subsidiaries.  BFC expects to receive dividends from Woodbridge and utilize such dividends to fund its current and future operations and investments.  However, as described below, dividend payments are dependent on a number of factors and may be subject to limitations outside of BFC’s control.

We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and/or repurchase shares of our common stock pursuant to our share repurchase program.  On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors considered by management.    There were no shares repurchased under the share repurchase program during the three months ended March 31, 2014 or year ended December 31, 2013.

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

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  In addition, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC, which own 46% and 54%, respectively, of Woodbridge.

During the first quarter of 2014, Bluegreen paid a total of $14.5 million in cash dividends to Woodbridge. During April 2014, Woodbridge declared and paid cash dividends totaling $13.9 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($7.5 million to BFC and $6.4 million to BBX Capital).  During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including potential dividends from Woodbridge, will allow us to meet our anticipated liquidity needs. If those sources of funds are not sufficient to meet our liquidity needs, we might seek to liquidate some of our investments or fund operations with the proceeds from additional equity or debt financings.  In addition to the foregoing, we may also seek to raise any necessary funds through the incurrence of long-term secured or unsecured indebtedness.  However, these alternatives may not be available to us on attractive terms, or at all.  The inability to raise any necessary funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately $14.7 million at March 31, 2014.  Woodbridge’s principal sources of liquidity are its cash holdings and dividend distributions received from Bluegreen.  As previously described, during the first quarter of 2014, Bluegreen paid a total of $14.5 million in cash dividends to Woodbridge, and during April 2014, Woodbridge declared and paid cash dividends totaling $13.9 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($7.5 million to BFC and $6.4 million to BBX Capital).

On September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation (“WHC”). Pursuant to the merger, WHC merged with and into Woodbridge, which was a wholly-owned subsidiary of BFC at that time.  The shareholders of WHC at the effective time of the merger (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock in exchange for each share of WHC’s Class A Common Stock that they owned.  Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. In accordance with Florida law, Woodbridge thereafter commenced legal proceedings relating to the appraisal process.  In December 2009, a $4.6 million liability was recorded based on Woodbridge’s $1.10 per share offer to the Dissenting Holders, with a corresponding reduction to additional paid-in capital.  On July 5, 2012, the presiding court in the appraisal rights action determined the fair value of the Dissenting Holders’ shares to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result, the $4.6 million liability was increased to approximately $7.5 million (with a corresponding reduction to additional paid in capital of $2.8 million) during the quarter ended September 30, 2012 to account for the per share value awarded.   On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the Dissenting Holders for a total award to the Dissenting Holders of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter of 2012. Woodbridge has appealed the court’s ruling with respect to its fair value determination and the award of legal fees and costs.  On April 5, 2013, Woodbridge posted a $13.4 million bond in connection with the appeal. The outcome of the appeal is uncertain.

Bluegreen

Bluegreen had cash and cash equivalents totaling $135.0 million at March 31, 2014. Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen may seek to put in place will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit.  Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

BBX Capital

BBX Capital had cash of $28.8 million as of March 31, 2014, which does not include $2.5 million, $0.9 million and $0.7 million of cash held in FAR, Renin and BBX Sweet Holdings, respectively.  BBX Capital had $3.3 million of current liabilities as of March 31, 2014.  BBX Capital’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate, income from income producing real estate, and distributions received from FAR and Woodbridge.  While FAR is consolidated in BBX Capital’s financial statements, the cash held in FAR and generated by its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital.  The balance of BB&T’s preferred membership interest in FAR was approximately $54.5  million at March 31, 2014.  BBX Capital does not expect its investments in Renin or BBX Sweet Holdings to be a source of liquidity for the foreseeable future.  Based on current and expected liquidity needs and sources, BBX Capital expects to be able to meet its liquidity needs over the next twelve months.

3.    Fair Value Measurement

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of March 31, 2014 or December 31, 2013.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	March 31, 2014
Loans measured for impairment
using the fair value of the
underlying collateral	$57	-	-	57	32
Impaired real estate held-for-
sale and held-for-investment	10,541	-	-	10,541	2,321
Impaired loans held for sale	5,607	-	-	5,607	305
Total	$16,205	-	-	16,205	2,658

(1)	Total impairments represent the amount of losses recognized during the three months ended March 31, 2014 on assets that were held and measured at fair value as of March 31, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis as of March 31, 2014 is as follows (Fair Value in thousands):

As of March 31, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment using the fair value of underlying collateral	$57	Fair Value of Collateral	Appraisal	$0.1 - $0.2 million ($0.2 million)
Impaired real estate held-for-sale and held-for-investment	10,541	Fair Value of Property	Appraisal	$0.1 - $9.0 million ($2.2 million)
Impaired loans held for sale	5,607	Fair Value of Collateral	Appraisal	$0.1 - $0.7 million ($0.1 million)
Total	$16,205

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2013	(Level 1)	(Level 2)	(Level 3)	March 31, 2013
Loans measured for impairment
using the fair value of the
underlying collateral	$9,298	-	-	9,298	935
Impaired real estate held-for-
sale and held-for-investment	19,198	-	-	19,198	1,528
Impaired loans held for sale	17,078	-	-	17,078	536
Total	$45,574	-	-	45,574	2,999

(1)	Total impairments represent the amount of losses recognized during the three months ended March 31, 2013 on assets that were held and measured at fair value as of March 31, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis as of March 31, 2013 was as follows (Fair Value in thousands):

As of March 31, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment using the fair value of underlying collateral	$9,298	Fair Value of Collateral	Appraisal	$0.1 - $3.5 million ($0.2 million)
Impaired real estate held-for-sale and held-for-investment	19,198	Fair Value of Property	Appraisal	$0.2 - $11.2 million ($1.9 million)
Impaired loans held for sale	17,078	Fair Value of Collateral	Appraisal	$0.1 - $0.6 million ($0.2 million)
Total	$45,574

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no significant liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of March 31, 2014 or December 31, 2013.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of BBX Capital’s loans are collateral dependent.  The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values as its loans are primarily secured by real estate.  BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans and broker price opinions to assist in measuring homogenous impaired loans.  These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral.  However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date.  When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal.  BBX Capital generally recognizes impairment losses on homogeneous loans based on third party broker price opinions when impaired homogenous loans become 120 days delinquent.  These third party valuations from real estate professionals also use Level 3 inputs in determining fair values.  The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.  As a consequence, the calculation of the fair value of the collateral is considered a  Level 3 input.

Impaired Real Estate Held-for-Sale and Held-for-Investment

Real estate is generally valued using third party appraisals or broker price opinions.  These appraisals generally use the market approach valuation technique and use market observable data to formulate an estimate of the fair value of the properties.  The market observable data typically consists of comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates.  However, the appraisers or brokers use professional judgment in determining the fair value of the properties and BBX Capital may also adjust these values for changes in market conditions subsequent to the valuation date.  As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the calculation of the fair values of the properties is considered a Level 3 input.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at March 31, 2014 and December 31, 2013 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	March 31,	March 31,	Assets	Inputs	Inputs
	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$191,429	191,429	191,429	-	-
Restricted cash	68,811	68,811	68,811	-	-
Loans receivable including loans held for sale, net	110,289	118,027	-	-	118,027
Notes receivable, net	442,906	525,000	-	-	525,000
Notes receivable from preferred shareholders (1)	5,075	4,100	-	-	4,100

Financial liabilities:
Receivable-backed notes payable	$429,482	433,000	-	-	433,000
Notes and mortgage notes payable and other borrowings	97,981	98,491	-	-	98,491
BB&T preferred interest in FAR	54,504	54,675	-	-	54,675
Junior subordinated debentures	148,072	117,500	-	-	117,500
Shares subject to mandatory redemption	12,448	11,000	-	-	11,000

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$217,636	217,636	217,636	-	-
Restricted cash	65,285	65,285	65,285	-	-
Loans receivable including loans held for sale, net	126,072	131,853	-	-	131,853
Notes receivable, net	455,569	540,000	-	-	540,000
Notes receivable from preferred shareholders (1)	5,013	4,100	-	-	4,100

Financial liabilities:
Receivable-backed notes payable	$443,561	447,700	-	-	447,700
Notes and mortgage notes payable and other borrowings	102,519	101,961	-	-	101,961
BB&T preferred interest in FAR	68,517	69,032	-	-	69,032
Junior subordinated debentures	147,431	120,000	-	-	120,000
Shares subject to mandatory redemption	12,362	11,000	-	-	11,000

(1)	Notes receivable from preferred shareholders is included in other assets on BFC’s statements of financial condition as of March 31, 2014 and December 31, 2013.

Management of each of the BFC, BBX Capital and Bluegreen has made estimates of fair value that it believes to be reasonable.  However, because there is no active market for many of these financial instruments, the fair value of certain of these financial instruments has been derived using the income approach technique with Level 3 unobservable inputs.  Estimates used in net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates.  These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.  As such, the estimated value upon sale or disposition of the asset may not be received and the estimated value upon disposition of the liability in advance of its scheduled maturity may not be paid.

The amounts reported in BFC’s consolidated statement of financial condition for restricted cash approximates fair value.

Fair values are estimated for loan portfolios with similar financial characteristics.  Loans are segregated by category, and each loan category is further segmented into performing and non-performing categories.  The fair value of BBX Capital’s performing loans is calculated by using an income approach with Level 3 inputs.  The fair value of BBX Capital’s performing loans is estimated by discounting forecasted cash flows using estimated market discount rates that reflect the interest rate and credit risk inherent in the loan portfolio.  BBX Capital’s management assigns a credit risk premium and an illiquidity adjustment to these loans based on delinquency status.  The fair value of non-performing collateral dependent loans is estimated using an income approach with Level 3 inputs utilizing the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

The fair value of Bluegreen’s notes receivable is estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

BB&T’s preferred interest in FAR is considered an adjustable rate debt security.  The fair value of this security is calculated using the income approach with Level 3 inputs and was obtained by discounting forecasted cash flows by risk adjusted market interest rate spreads to the LIBOR swap curve.  The market spreads were obtained from reference data in secondary institutional markets.

The amounts reported in the consolidated statements of financial condition relating to Bluegreen’s notes and mortgage notes payable and other borrowings, including receivable-backed notes payable, that provide for variable interest rates approximate the estimated fair values.  The fair value of Bluegreen’s fixed rate receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.  These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.  The fair value of BBX Capital’s notes payable is measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

The fair value of junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

4.    Variable Interest Entities

Bluegreen

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction (the “Legacy Securitization”) entered into in 2010 which was guaranteed by Bluegreen and repaid in full on April 24, 2014 (See Note 10 below and Note 11 to the consolidated financial statements included in the Annual Report for further information regarding the Legacy Securitization).  These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third-parties.  In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable.  Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties, which contain terms and conditions which Bluegreen believes generally reflect market conditions at the time of the securitizations.

With each securitization, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of March 31, 2014, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage notes receivable.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the three months ended March 31, 2014 and 2013 were $1.9 million and $2.7 million, respectively.  Bluegreen’s maximum exposure to loss relating to non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the associated notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of the VIEs of Bluegreen included in the consolidated statements of financial condition is set forth below (in thousands):

	As of
	March 31,	December 31,
	2014	2013
Restricted cash	$36,207	$36,263
Securitized notes receivable, net	329,739	342,078
Receivable backed notes payable - non-recourse	354,866	368,759
Receivable backed notes payable - recourse	4,912	5,899

The restricted cash and the securitized notes receivable balances set forth above are restricted to satisfy obligations of the VIEs.

BBX Capital

FAR

In consideration for BB&T assuming BBX Capital’s $285.4 million in principal amount of TruPS in connection with the sale of BankAtlantic, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum.  At that time, BB&T’s interest in FAR will terminate, and BBX Capital, which initially holds the remaining 5% preferred membership interest in the net cash flows of FAR, will thereafter own 100% of FAR.  BBX Capital provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At March 31, 2014, BB&T’s preferred interest in FAR has been reduced to approximately $54.5 million.

BBX Capital’s variable interests in FAR include its 5%  preferred membership interest in the cash flows of FAR, rights to 100% ownership of FAR and the incremental $35 million guarantee in favor of BB&T.  BBX Capital also services approximately $13.0 million of FAR’s commercial loans, and has a right of first refusal to acquire certain FAR commercial loans.  BBX Capital is entitled to purchase certain commercial loans on a basis established in FAR’s amended and restated limited liability company operating agreement.

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

The activities of FAR are governed by the amended and restated limited liability company operating agreement, which grants the Board of Managers decision-authority authority over FAR.  The Board of Managers has four members, two members elected by BBX Capital and two members elected by BB&T.  Any action on matters before the Board of Managers requires the approval of at least three of the members.  The members designated by BB&T will resign from the Board of Managers upon the full redemption of its preferred interest in FAR.

The carrying amount of assets and liabilities of FAR and the classification of these assets and liabilities in BFC’s consolidated statements of financial condition was as follows (in thousands):

	As of
	March 31,	December 31,
	2014	2013
Cash and interest bearing deposits in banks	$2,454	8,388
Loans held-for-sale	50,716	53,846
Loans receivable, net	44,587	56,170
Real estate held-for-investment	24,821	15,509
Real estate held-for-sale	20,043	23,664
Properties and equipment, net	7,814	7,899
Other assets	2,096	2,413
Total assets	$152,531	167,889
BB&T preferred interest in FAR, LLC	$54,504	68,517
Other liabilities	12,000	12,343
Total liabilities	$66,504	80,860

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

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $121 million as of March 31, 2014, consisting of a loss of $86 million in net assets and the $35 million incremental guarantee in favor of BB&T.

JRG / BBX Development, LLC (“North Flagler”)

An indirect wholly-owned subsidiary of BBX Capital entered into the North Flagler joint venture with JRG USA and in connection with the formation of the joint venture JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre real estate parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida and BBX Capital invested $0.5 million of cash.  This joint venture is seeking to expand land entitlements and is currently working to amend the current zoning designation and increase the parcel’s residential height restrictions with a view to increasing the value of the parcel.  BBX Capital is entitled to receive 80% of any joint venture distributions until BBX Capital recovers its capital investment and then will be entitled to receive 70% of any joint venture distributions thereafter.  BBX Capital’s indirect wholly-owned subsidiary is the managing member and has control of all aspects of the operations of the joint venture.

BBX Capital analyzed North Flagler’s operating agreement and determined that BBX Capital was the primary beneficiary of this joint venture and therefore should consolidate North Flagler in its financial statements. This conclusion was based primarily on the determination that BBX Capital absorbs 80% of the losses and is entitled to 70% of the profits and controls all aspects of North Flagler’s operations.

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in the statement of financial condition was as follows (in thousands):

	As of
	March 31,	December 31,
	2014	2013
Cash and interest bearing deposits in banks	$191	298
Real estate held-for-investment	427	327
Total assets	$618	625
Other liabilities	$(10)	(12)
Noncontrolling interest	$(135)	(135)

BBX Capital’s maximum loss exposure in North Flagler if all of North Flagler’s assets were deemed worthless would have been $  $473,000 as of March 31, 2014.

5.     BBX Capital’s Loans Held-for-Sale

BBX Capital’s loans held-for-sale were as follows:

	As of
	March 31,	December 31,
	2014	2013
Residential	$36,339	38,223
First-lien consumer	4,737	4,176
Small business	9,640	11,447
Total loans held-for-sale	$50,716	53,846

Loans held-for-sale are reported at the lower of cost or fair value.  BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  BBX Capital transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  All loans held-for-sale at March 31, 2014 and December 31, 2013 were owned by FAR.

6.    BBX Capital’s Loans Receivable

BBX Capital’s loan portfolio consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2014	2013
Commercial non-real estate	$1,392	3,331
Commercial real estate	51,383	62,937
Consumer	8,386	8,618
Residential	-	53
Total gross loans	61,161	74,939
Adjustments:
Premiums, discounts and net deferred fees	-	-
Allowance for loan losses	(1,588)	(2,713)
Loans receivable -- net	$59,573	72,226

BBX Capital segregates its loan portfolio into four segments in order to determine its allowance for loan losses. BBX Capital’s loan segments are: residential loans, commercial real estate loans, commercial non-real estate loans and consumer loans.  BBX Capital’s loan segments are described below:

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

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was as follows (in thousands):

	As of
	March 31,	December 31,
Loan Class	2014	2013
Commercial non-real estate	$1,392	3,331
Commercial real estate	33,506	45,540
Consumer	2,903	2,972
Residential	-	53
Total nonaccrual loans	$37,801	51,896

An age analysis of the past due recorded investment in loans receivable as of March 31, 2014 and December 31, 2013 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
March 31, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	1,062	1,392
Commercial real estate	-	3,985	10,398	14,383	37,000	51,383
Consumer	227	227	2,379	2,833	5,553	8,386
Residential	-	-	-	-	-	-
Total	$227	4,212	13,107	17,546	43,615	61,161

(1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of March 31, 2014.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	2,269	2,269	1,062	3,331
Commercial real estate	-	-	22,729	22,729	40,208	62,937
Consumer	317	293	2,480	3,090	5,528	8,618
Residential	-	-	53	53	-	53
Total	$317	293	27,531	28,141	46,798	74,939

1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of December 31, 2013.

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the three months ended March 31, 2014 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$954	227	-	1,532	-	2,713
Charge-off :	(1,939)	-	-	(78)	-	(2,017)
Recoveries :	14	1,666	107	311	42	2,140
Provision :	971	(1,780)	(107)	(290)	(42)	(1,248)
Ending balance	$-	113	-	1,475	-	1,588
Ending balance individually
evaluated for impairment	$-	-	-	-	-	-
Ending balance collectively
evaluated for impairment	-	113	-	1,475	-	1,588
Total	$-	113	-	1,475	-	1,588
Loans receivable:
Ending balance individually
evaluated for impairment	$1,392	33,506	-	2,255	-	37,153
Ending balance collectively
evaluated for impairment	$-	17,877	-	6,131	-	24,008
Total	$1,392	51,383	-	8,386	-	61,161
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the three months ended March 31, 2013 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-offs:	-	(1,179)	-	(376)	(389)	(1,944)
Recoveries :	171	277	74	458	143	1,123
Provision :	(710)	470	(74)	650	423	759
Ending balance	$1,196	1,437	-	1,993	623	5,249
Ending balance individually
evaluated for impairment	$634	663	-	-	-	1,297
Ending balance collectively
evaluated for impairment	562	774	-	1,993	623	3,952
Total	$1,196	1,437	-	1,993	623	5,249
Loans receivable:
Ending balance individually
evaluated for impairment	$3,362	157,144	-	7,501	41,198	209,205
Ending balance collectively
evaluated for impairment	$7,457	23,960	-	8,892	10,405	50,714
Total	$10,819	181,104	-	16,393	51,603	259,919
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

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

BBX Capital’s impaired loans as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	As of March 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$-	-	-	3,001	4,472	954
Commercial real estate:	-	-	-	-	-	-
Consumer	802	1,773	802	920	2,228	920
Residential:	-	-	-	-	-	-
Total with allowance recorded	$802	1,773	802	3,921	6,700	1,874
With no related allowance recorded:
Commercial non-real estate	$1,392	5,100	-	330	634	-
Commercial real estate:	34,157	67,194	-	45,540	79,186	-
Consumer	6,825	8,689	-	7,165	8,730	-
Residential:	-	-	-	53	189	-
Total with no allowance recorded	$42,374	80,983	-	53,088	88,739	-
Total:
Commercial non-real estate	$1,392	5,100	-	3,331	5,106	954
Commercial real estate	34,157	67,194	-	45,540	79,186	-
Consumer	7,627	10,462	802	8,085	10,958	920
Residential	-	-	-	53	189	-
Total	$43,176	82,756	802	57,009	95,439	1,874

Average recorded investment and interest income recognized on BBX Capital’s impaired loans as of March 31, 2014 and 2013 were (in thousands):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2014		March 31, 2013
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$-	-	3,032	60
Commercial real estate:	-	-	32,702	196
Consumer	811	-	152	-
Residential:	-	-	-	-
Total with allowance recorded	$811	-	35,886	256
With no related allowance recorded:
Commercial non-real estate	$3,331	-	330	-
Commercial real estate:	34,207	197	124,054	693
Consumer	6,842	77	15,570	76
Residential:	-	-	44,922	96
Total with no allowance recorded	$44,380	274	184,876	865
Total:
Commercial non-real estate	$3,331	-	3,362	60
Commercial real estate	34,207	197	156,756	889
Consumer	7,653	77	15,722	76
Residential	-	-	44,922	96
Total	$45,191	274	220,762	1,121

Impaired loans without specific valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate was equal to or greater than the carrying value of the loans, or loans that were collectively measured for impairment.

BBX Capital monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of March 31, 2014 were $28.9 million of collateral dependent loans, of which $25.0 million were measured for impairment using current appraisals and $3.9 million were measured by adjusting appraisals, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date.  Appraised value with respect to one loan which did not have a current appraisal was adjusted down by $0.8 million based on changes in market conditions.

BBX Capital had no commitments to lend additional funds on impaired loans as of March 31, 2014.

Troubled Debt Restructured Loans

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payments until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans have involved changing monthly payments from interest and principal payments to interest only payments or deferring several monthly loan payments until the loan maturity date.  Commercial real estate and non-real estate loan concessions were primarily interest rate reductions to below market interest rates and extensions of maturity dates based on the risk profile of the loan.  Residential loan concessions primarily have involved reductions of monthly payments through extensions of the amortization period and/or deferral of monthly payments.

Consumer and residential troubled debt restructured loans had no financial statement effect as the affected loans were generally on non-accrual status and measured for impairment before the restructuring.  The financial statement effects of commercial troubled debt restructured loans was the establishment of specific valuation allowances, if any, in place of the general allowance for those loans that had not already been placed on nonaccrual status.  There was an impact to the allowance for loan losses associated with loans for which concessions were made, as the concessions generally resulted from the expectation of slower future cash flows.

There were  no troubled debt restructurings during the three months ended March 31, 2014 or 2013.  There were  no loans modified in troubled debt restructurings since January 1, 2013 through March 31, 2014 that experienced a payment default during the three months ended March 31, 2014. There were no loans modified in troubled debt restructurings since January 1, 2012 through March 31, 2013 that experienced a payment default during the three months ended March 31, 2013.

7.     Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and Bluegreen’s allowance for credit losses (dollars in thousands):

	As of
	March 31,	December 31,
	2014	2013
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$127,804	127,451
VOI notes receivable - securitized	406,241	420,848
Purchase accounting adjustment	(4,305)	(6,277)
	529,740	542,022

Allowance for credit losses	(90,415)	(90,188)
VOI notes receivable, net	$439,325	451,834
Allowance as a % of VOI notes receivable	17%	17%

Notes receivable secured by homesites:
Homesite notes receivable	$3,909	4,139
Allowance for credit losses	(328)	(404)
Homesite notes receivable, net	$3,581	3,735
Allowance as a % of homesite notes receivable	8%	10%

Total notes receivable
Gross notes receivable	$537,954	552,438
Purchase accounting adjustment	(4,305)	(6,277)
Allowance for credit losses	(90,743)	(90,592)
Notes receivable, net	$442,906	455,569
Allowance as a % of notes receivable	17%	17%

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method. BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of March 31, 2014 and December 31, 2013, the outstanding contractual unpaid principal balance of the acquired notes was $103.0  million and $112.1 million, respectively. During June 2013, management revised its assumptions used in the calculation of cash flows expected to be collected on the acquired notes resulting in a $5.7 million impairment charge which was recorded as a valuation allowance. As of March 31, 2014 and December 31, 2013, the carrying amount of the acquired notes, net of a valuation allowance of $5.7 million, was $93.0 million and $100.1 million, respectively.

The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at March 31, 2014 and December 31, 2013. The following is a reconciliation of accretable yield as of March 31, 2014 and December 31, 2013 (in thousands):

	For the Three	For the
	Months Ended	Twelve Months
Accretable Yield	March 31,	December 31,
	2014	2013
Balance, beginning of period	$31,678	54,170
Accretion	(3,515)	(17,097)
Reclassification to nonaccretable yield	(116)	(5,395)
Balance, end of period	$28,047	31,678

The weighted-average interest rate on Bluegreen’s notes receivable was 15.9% and 15.8%  at March 31, 2014 and December 31, 2013, respectively.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on loans secured by VOIs was 15.9% as of both March 31, 2014 and December 31, 2013.  The majority of Bluegreen’s notes receivable secured by homesites, which were excluded from Bluegreen’s May 2012 sale of substantially all of the assets of its Bluegreen Communities division, bear interest at variable rates.  The weighted-average interest rate charged on notes receivable secured by homesites was 7.6% and 7.7% as of March 31, 2014 and December 31, 2013, respectively.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all of Bluegreen’s delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of March 31, 2014 and December 31, 2013, $10.3 million and $11.3 million, respectively, of Bluegreen’s VOI notes receivable were more than three months past due and accordingly consistent with Bluegreen’s policy were not accruing interest income.  Bluegreen’s VOI notes receivable that are approximately 120 days past due are generally charged off as uncollectible.

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

The table below sets forth the activity in Bluegreen’s allowance for loan losses (including homesite notes receivable) for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended
	March 31,
	2014	2013
Balance, beginning of period	$90,592	63,374
Provision for credit losses	7,505	4,110
Write-offs of uncollectible receivables	(7,354)	(7,109)
Balance, end of period	$90,743	60,375

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of March 31, 2014 and 2013 (in thousands):

	As of
	March 31,	December 31,
	2014	2013
Current	$512,919	523,526
31-60 days	6,232	7,694
61-90 days	4,556	5,810
> 90 days (1)	10,338	11,269
Purchase accounting adjustments	(4,305)	(6,277)
Total	$529,740	542,022

(1)  Includes $6.1 million and $5.2 million as of March 31, 2014 and December 31, 2013, respectively, relating to VOI notes receivable that, as of such date, had been defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit loss.

8.     Inventory

Inventory consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2014	2013

Completed VOI units	$190,177	187,592
Real estate held for future development	83,586	83,540
Land and facilities held for sale	586	586
Other inventory	10,214	9,155
Subtotal	284,563	280,873
Purchase accounting adjustment	(65,962)	(66,876)
Total	$218,601	213,997

The Company’s inventory is primarily comprised of Bluegreen’s completed VOIs, Bluegreen’s VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to the inventory held by Bluegreen Resorts, the operating segment which comprises all of Bluegreen’s continuing operations, during the three months ended March 31, 2014.

Interest capitalized to VOI inventory during the three months ended March 31, 2014 and 2013 was insignificant. The interest expense reflected in the consolidated financial statements is net of capitalized interest.

As of March 31, 2014, other inventories were comprised of approximately $10.2 million in raw materials, work in process and finished goods related to Renin and BBX Sweet Holdings.  The other inventories are measured at the lower of cost, determined on a first-in, first-out basis, or market price.

9.    Real Estate Held-For-Sale and Real Estate Held-For-Investment

Substantially all of BBX Capital’s real estate has been acquired through foreclosure, settlements, or deeds in lieu of foreclosure.  Upon acquisition by BBX Capital, real estate is classified as real estate held-for-sale or real estate held-for investment.  Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, BBX Capital’s management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year.  When the property does not meet the real estate held-for-sale criteria, the real estate is classified as held-for-investment.

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of March 31,	As of December 31,
	2014	2013
Land	$21,101	18,268
Rental properties	6,123	6,168
Residential single-family	5,023	6,447
Other	1,197	3,088
Total held-for-sale	$33,444	33,971

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of March 31,	As of December 31,
	2014	2013
Land	$76,278	79,656
Rental properties	31,363	26,891
Other	789	789
Total held-for-investment	$108,430	107,336

The following table presents the activity in real estate held-for-sale and held-for-investment for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31, 2014
	Real Estate
	Held-for-Sale	Held-for-Investment
As of December 31, 2013	$33,971	107,336
Acquired through foreclosure	849	11,562
Transfers	3,571	(3,571)
Purchases	-	-
Improvements	-	192
Accumulated depreciation	-	(103)
Sales	(4,810)	(4,800)
Impairments	(137)	(2,186)
As of March 31, 2014	$33,444	108,430

	For the Three Months Ended March 31, 2013
	Real Estate
	Held-for-Sale	Held-for-Investment
As of December 31, 2012	$45,637	37,413
Acquired through foreclosure	6,128	1,890
Improvements	-	-
Sales	(11,724)	(465)
Impairments	(1,153)	(57)
As of March 31, 2013	$38,888	38,781

10.     Debt

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth the balances of the lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable) and notes payable of BBX Capital as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	As of March 31, 2014				As of December 31, 2013
				Carrying				Carrying
				Amount of				Amount of
	Debt	Interest		Pledged	Debt	Interest		Pledged
	Balance	Rate		Assets	Balance	Rate		Assets
Bluegreen:
2013 Notes Payable	$69,000	8.05%	S	48,210	$70,500	8.05%	S	51,844
Foundation Capital	7,182	8.00%		10,596	7,234	8.00%		10,596
Capital Source Term Loan	4,026	5.90%		11,728	4,208	5.92%		11,615
Fifth Third Bank Note	2,418	3.15%		6,354	2,474	3.17%		4,206
NBA Line of Credit	6,937	5.50%		12,270	9,544	5.50%		15,437
Other	61	-		66	151	5.00%		1,597
	89,624			89,224	94,111			95,295
Less purchase accounting adjustments	(160)			-	(171)			-
Total Bluegreen	89,464			89,224	93,940			95,295

BBX Capital:
Promissory note (1)	8,517	Prime + 1.0%		19,570	8,579	Prime + 1.0%		19,570
Total BBX Capital	8,517			19,570	8,579			19,570

Total Notes Payable	$97,981		S	108,794	$102,519		S	114,865

(1)	The promissory note bears interest at Prime Rate (as published in the Wall Street Journal) plus 1.00%.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund Bluegreen’s operations. Bluegreen had no new debt issuances and there were no significant changes related to lines–of-credit and notes payable (other than receivable-backed notes payable) during the three months ended March 31, 2014.

BBX Capital

BBX Capital had no new debt issuances and there were no significant changes related to BBX Capital’s notes payable during the three months ended March 31, 2014.

Receivable-Backed Notes Payable

The table below sets forth the information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of March 31, 2014			As of December 31, 2013
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed notes payable:
Liberty Bank Facility	$21,975	4.25%	$26,614	$19,756	4.25%	$23,956
Legacy Securitization (1)	5,470	12.00%	13,408	6,569	12.00%	14,662
NBA Receivables Facility	25,311	4.50%	31,485	28,505	4.50-6.75%	34,143
CapitalSource Facility	22,418	4.65%	29,508	20,642	4.67%	27,651
Total before discount	75,174		101,015	75,472		100,412
Less unamortized discount on
Legacy Securitization	(558)		-	(670)		-
Total	74,616		101,015	74,802		100,412

Non-recourse receivable-backed notes payable:
BB&T Purchase Facility	10,797	3.88%	14,917	-	-	-
Quorum Purchase Facility	22,523	5.50-6.90%	25,924	23,775	5.50-6.90%	27,280
GE 2004 Facility	3,992	7.16%	4,403	4,416	7.16%	4,956
GE 2006 Facility	23,428	7.35%	25,971	25,341	7.35%	28,112
2006 Term Securitization	18,281	6.16%	19,252	20,411	6.16%	21,700
2007 Term Securitization	40,589	7.32%	44,631	44,197	7.32%	49,015
2008 Term Securitization	15,530	7.88%	17,323	16,998	7.88%	19,072
2010 Term Securitization	47,134	5.54%	56,521	50,486	5.54%	60,762
2012 Term Securitization	72,051	2.94%	79,378	76,337	2.94%	84,427
2013 Term Securitization	100,541	3.20%	104,514	106,798	3.20%	110,862
Total	354,866		392,834	368,759		406,186
Total receivable-backed debt	$429,482		$493,849	$443,561		$506,598

(1)

Legacy Securitization debt bore interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. As described below, the notes payable issued in connection with the Legacy Securitization were paid in full during April 2014.

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during 2014 include:

Legacy Securitization.  On April 24, 2014, Bluegreen paid in full the notes payable issued in connection with the Legacy Securitization.

BB&T Purchase Facility. In accordance with the terms of Bluegreen’s timeshare notes receivable purchase facility with Branch Banking and Trust Company (the “BB&T Purchase Facility”) the maximum outstanding financings increased from $20 million at December 31, 2013 to $60 million on March 1, 2014 and to $80 million on April 1, 2014.  Availability under the BB&T Purchase Facility is on a revolving basis through December 17, 2014, and amounts financed are secured by timeshare receivables at an advance rate of 70%, subject to eligible collateral and other terms of the facility, which Bluegreen believes to be customary for financing arrangements of this type.  See Note 11 of the Annual Report for further information on the BB&T Purchase Facility.

GE 2004 Facility.  On May 1, 2014, Bluegreen paid in full the notes payable issued in connection with the GE 2004 Facility.

Junior Subordinated Debentures

Woodbridge and Bluegreen formed statutory business trusts that are variable interest entities in which Woodbridge and Bluegreen, respectively, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these business trusts; instead, they are accounted for under the equity method of accounting.  There were no significant changes related to Woodbridge’s $85.0 million or Bluegreen’s $110.8 million of junior subordinated debentures during the three months ended March 31, 2014.

11.    Commitments and Contingencies

BFC, Wholly-Owned Subsidiaries, and Woodbridge (Parent Company)

A wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”) has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owned an office building in Tampa, Florida. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that were not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents.  BFC and the unaffiliated members also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts were recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.  On February 5, 2014, the office building was sold and BFC/CCC received proceeds from the sale of approximately $215,000.  As a result of the sale, BFC was released from the guarantee and any further obligations associated with the property. At December 31, 2013, the carrying amount of this investment was approximately $229,000, which was included in investments in unconsolidated affiliates as other assets in the Company’s consolidated statement of financial condition. Based on accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we were not deemed the primary beneficiary of the above-described limited partnership or limited liability company as we did not have the power to direct the activities that could significantly impact the performance of these entities. Accordingly, these entities were not consolidated into our financial statements.

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  As of March 31, 2014 and December 31, 2013, $11.9 million was accrued for pending legal proceedings involving BFC or its wholly-owned subsidiaries, or Woodbridge, at its parent company level (all of which related to the Woodbridge appraisal rights litigation described below).

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

On September 21, 2009, BFC consummated its merger with WHC.  Pursuant to the merger, WHC merged with and into Woodbridge, which was a wholly-owned subsidiary of BFC at that time.  The shareholders of WHC at the effective time of the merger (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock in exchange for each share of WHC’s Class A Common Stock that they owned.  Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge (the successor by merger to WHC) provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common

Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Under Florida law, Woodbridge thereafter commenced the appraisal rights action. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders.  On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders. As a result, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.  On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the dissenting shareholders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter of 2012 to $11.9 million as of December 31, 2012.  Woodbridge has appealed the court’s ruling with respect to the fair value determination and the award of legal fees and costs and posted a $13.4 million bond in connection with the appeal.  The outcome of the appeal is uncertain.

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

On January 25, 2013, the plaintiffs in the Florida action filed a Second Amended Class Action Complaint that set forth more fully their challenge to the Bluegreen-Woodbridge Cash Merger.  The Second Amended Class Action Complaint asserts claims for (i) breach of fiduciary duties against the individual director defendants, BFC, and Woodbridge, (ii) aiding and abetting breaches of fiduciary duties against Bluegreen, BFC, Woodbridge, and BXG Merger Sub, and (iii) a violation of the section of the Massachusetts Business Corporation Act regarding the approval of conflict of interest transactions.  During December 2013, class action certification was granted to the plaintiffs in the Florida action.

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

In re BBX Capital Corporation Shareholder Litigation

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BFC and BBX Capital. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan is seeking an injunction blocking the proposed merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which includes the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) allege that the merger, including the exchange ratio and other terms and conditions of the merger agreement, is unfair to BBX Capital’s minority shareholders and is the product of unfair dealing on the part of the defendants; (ii) allege that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenge the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) assert that BBX Capital’s shareholders’ rights to appraisal do not constitute an adequate remedy; and (v) allege that the joint proxy statement/prospectus relating to the merger contains material misrepresentations and does not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and fails to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration is fair. On November 8, 2013, defendants filed a motion to dismiss the amended complaint arguing that plaintiffs’ remedies were limited to an action for appraisal under Florida law.  On April 8, 2014, the Court denied defendants’ motion to dismiss. On April 11, 2014, plaintiffs filed a motion for class certification.  On April 18, 2014, plaintiffs filed a Second Amended Class Action Complaint.  The Second Amended Class Action

Complaint added allegations with respect to BBX Capital’s March 21, 2014 definitive proxy statement.  Specifically, plaintiffs allege that the definitive proxy statement failed to provide full and accurate disclosure regarding: (i) the timing of the merger, (ii) the status of the listing of the shares of BFC’s Class A Common Stock to be issued in the merger; (iii) transactions impacting valuation following the negotiation of the exchange ratio; (iv) the per share value of shares held by BBX Capital’s minority shareholders and (v) the fundamental assumptions underlying the opinion of BBX Capital’s financial advisor.  BFC and BBX Capital believe the claims to be without merit and intend to vigorously defend the action.

Bluegreen

In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing or financing of VOIs or Bluegreen’s other business activities.  Bluegreen is also subject to certain matters relating to its previous Bluegreen Communities’ business, substantially all of the assets of which Bluegreen sold on May 4, 2012.  Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.  From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals.  Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise.  Unless otherwise described below, Bluegreen believes that these claims are routine proceedings incidental to Bluegreen’s business.

Reserves are accrued for matters in which Bluegreen’s management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  As of March 31, 2014,  $1.1 million had been accrued for matters believed by Bluegreen’s management to meet these criteria. Bluegreen’s management does not believe that the aggregate liability relating to known contingencies in excess of the aggregate amounts accrued will have a material impact on Bluegreen’s financial statements.  However, litigation is inherently uncertain and the actual costs of resolving legal claims may be substantially higher than the amounts accrued and may have a material adverse impact on Bluegreen’s or BFC’s financial statements.

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

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004 (the “Assessment Period”). On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property.  Bluegreen believed the attempt to impose such a tax was contrary to Tennessee law and vigorously opposed such assessment by the Division. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable.  The State of Tennessee Department of Revenue confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but has taken the position that Bluegreen owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011, Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the State of Tennessee Department of Revenue.  On December 13, 2013, a hearing on the Motions for Summary Judgment filed by both sides to the litigation was held, at which time the Chancery Court ruled in favor of the Tennessee Department of Revenue.  The Chancery Court ruled that the imposition by the Tennessee Department of Revenue of sales tax for the Assessment Period upon use of Bluegreen Vacation Club accommodations located in Tennessee by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property was valid.  Bluegreen does not believe this ruling extends beyond the Assessment Period and does not believe the State of Tennessee has the legal right to increase the assessment or apply it to any other time period.  On February 10, 2014, Bluegreen filed its Notice of Appeal with respect to the Chancery Court’s ruling.  As of March 31, 2014, Bluegreen had accrued $950,000 related to this matter.

In re Bluegreen Corporation Shareholder Litigation

See the above-described class action lawsuits relating to the merger transaction between Woodbridge and Bluegreen.

BBX Capital

BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities.   Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation matters and the timing of ultimate resolution are inherently uncertain and difficult to predict.

BBX Capital’s reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of March 31, 2014 are not material to BBX Capital’s or BFC’s financial statements.  The actual costs of resolving these legal claims may be substantially higher or lower than  the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable.  Management of BBX Capital currently estimates the aggregate range of reasonably possible losses of up to $4.4  million in excess of the accrued liability relating to these legal matters.  This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available as of March 31, 2014.  The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.  Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure.

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

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly-owned subsidiary of CAM, among others, as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction.  BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs’ counsel filed a Consolidated Amended Complaint on January 6, 2014.  BBX Capital believes the claims to be without merit, intends to file a motion to dismiss the Consolidated Amended Complaint and intends to vigorously defend the action.

12.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013

BBX Capital	$146,114	144,919
Joint ventures	40,968	38,056
Total noncontrolling interests	$187,082	182,975

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended
	March 31,
	2014	2013
Noncontrolling interest - Continuing Operations:
BBX Capital	$451	(3,083)
Bluegreen (1)	-	5,321
Joint ventures	2,955	3,281
	3,406	5,519

Noncontrolling interest - Discontinued Operations:
Bluegreen (1)	-	(23)
	-	(23)
Net income attributable to noncontrolling interests	$3,406	5,496

(1)

 Represents noncontrolling interest in Bluegreen prior to the April 2, 2013 acquisition by Woodbridge in a cash merger of all of the shares of Bluegreen’s common stock not previously owned by Woodbridge.

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

The Company currently reports its results through four segments: Bluegreen Resorts; FAR; BBX; and Renin. The Company previously had a Real Estate Operations segment which included the subsidiaries through which Woodbridge previously conducted its real estate business activities, all of which have ceased, and the operations of Cypress Creek Holdings, which engaged in leasing activities in an office building that it owned prior to its sale of the building during January 2012.  During the first quarter of 2014, management modified its measure of segment operating profit to exclude the remaining operations previously classified within the Real Estate Operations segment. Accordingly, the Company’s segment disclosure has been adjusted to reflect the revised presentation and the results previously included within Real Estate Operations segment have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts.    BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to Bluegreen and other real estate related activities are presented as unallocated corporate overhead and are also included in the reconciliation of segment amounts to the consolidated amounts.

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

FAR

The FAR reportable segment consists of the activities of BBX Capital associated with overseeing the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

BBX

The BBX segment includes the results of operations of CAM and BBX Partners, Inc for the three months ended March 31, 2014 and 2013.  BBX’s activities consisted of the activities associated with managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures.  As both BBX Capital and Woodbridge are consolidated into BFC’s financial statements, BBX Capital’s equity earnings from its investment in Woodbridge are eliminated in consolidation.

Renin

The Renin segment consists of the activities of Renin Holdings, LLC and its subsidiaries (“Renin”).  Renin Holdings, LLC is owned 81% by BBX Capital and 19% by BFC and was formed during October 2013 in connection with the acquisition at that time of Renin Corp. and its subsidiaries.  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin is headquartered in Brampton, Ontario and has three manufacturing, assembly and distribution facilities located in Brampton and Concord, Ontario, Tupelo, Mississippi and a sales and distribution office in the U.K.  The Renin reportable segment includes the results of operations of Renin for the three months ended March 31, 2014.

Other operations for the three months ended March 31, 2014 include the activities of Hoffman’s and Williams & Bennett, which were acquired by BBX Capital during the fourth quarter of 2013 and the first quarter of 2014, respectively.  The results associated with these activities are set forth in the “Other” column on the following page and are displayed in order to reconcile the reportable segments to the consolidated financial statements.

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2014 (in thousands):

							Unallocated
							Amounts
		Bluegreen					and
2014		Resorts	BBX	FAR	Renin	Other	Eliminations	Total
	Revenues:
	Sales of VOIs	$60,244	-	-	-	-	-	60,244
	Sales, other	-	-	-	14,138	2,729	-	16,867
	Interest income	20,636	172	1,664	-	-	(271)	22,201
	Fee-based sales commission	27,115	-	-	-	-	-	27,115
	Other fee-based services revenue	21,925	-	-	-	-	-	21,925
	Net (losses) gains on the sales of assets	-	(64)	15	-	-	-	(49)
	Other revenue	-	908	1,631	-	-	(120)	2,419
	Total revenues	129,920	1,016	3,310	14,138	2,729	(391)	150,722

	Costs and Expenses:
	Cost of sale of VOIs	7,048	-	-	-	-	-	7,048
	Cost of sales, other	-	-	-	10,445	1,656	-	12,101
	Cost of sale of other fee-based services	13,223	-	-	-	-	-	13,223
	Interest expense	11,050	261	348	216	62	740	12,677
	Reversals of loan losses	-	(1,004)	(244)	-	-	-	(1,248)
	Impairments of assets, net	-	81	1,238	-	-	-	1,319
	Selling, general and administrative expenses	72,805	6,019	2,323	3,829	894	5,116	90,986
	Total costs and expenses	104,126	5,357	3,665	14,490	2,612	5,856	136,106

	Equity in earnings from unconsolidated affiliates	-	6,222	-	-	-	(6,222)	-
	Other income	-	-	-	-	-	754	754
	Income (loss) from continuing operations before income taxes	25,794	1,881	(355)	(352)	117	(11,715)	15,370
	Less: Provision for income taxes	-	-	-	-	-	8,782	8,782
	Income (loss) from continuing operations	25,794	1,881	(355)	(352)	117	(20,497)	6,588
	Loss from discontinued operations, net of taxes	-	-	-	-	-	(46)	(46)
	Net income (loss)	$25,794	1,881	(355)	(352)	117	(20,543)	6,542
	Less: Net income attributable to noncontrolling interests						3,406	3,406
	Net (loss) income attributable to BFC						(23,949)	3,136

	Total assets	$1,065,172	532,178	150,536	23,976	8,786	(360,515)	1,420,133

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2013 (in thousands):

					Unallocated
					Amounts
		Bluegreen			and
2013		Resorts	BBX	FAR	Eliminations	Total
	Revenues:
	Sales of VOIs	$57,284	-	-	-	57,284
	Interest income	20,511	444	2,601	-	23,556
	Fee based sales commission	18,865	-	-	-	18,865
	Other fee-based services revenue	19,285	-	-	-	19,285
	Net gains on the sales of assets	-	1,760	302	-	2,062
	Other revenue	-	1,519	262	(161)	1,620
	Total revenues	115,945	3,723	3,165	(161)	122,672

	Costs and Expenses:
	Cost of sales of VOIs	6,561	-	-	-	6,561
	Cost of other fee-based services	12,530	-	-	-	12,530
	Interest expense	10,104	169	1,066	1,163	12,502
	(Reversals of) provision for loan losses	-	(418)	1,177	-	759
	Asset impairments, net	-	927	1,238	-	2,165
	Selling, general and administrative expenses	64,615	6,749	2,512	4,082	77,958
	Total costs and expenses	93,810	7,427	5,993	5,245	112,475

	Other income	-	-	-	368	368
	Income (loss) from continuing operations before income taxes	22,135	(3,704)	(2,828)	(5,038)	10,565
	Less: Provision for income taxes	-	-	-	7,577	7,577
	Income (loss) from continuing operations	22,135	(3,704)	(2,828)	(12,615)	2,988
	(Loss) from discontinued operations, net of taxes	-	-	-	(50)	(50)
	Net (loss) income	$22,135	(3,704)	(2,828)	(12,665)	2,938
	Less: Net income attributable to noncontrolling interests				5,496	5,496
	Net loss attributable to BFC				$(18,161)	(2,558)

	Total assets	$1,129,100	409,975	258,772	(222,584)	1,575,263

14.    Certain Relationships and Related Party Transactions

The Company owns shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 52% of the total outstanding equity of BBX Capital and 72% of the total voting power of BBX Capital.  The Company may be deemed to be controlled by Alan B. Levan, who serves as Chairman, Chief Executive Officer and President of the Company, and John E. Abdo, who serves as Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 71% of the Company’s total voting power.  Mr. Alan Levan and Mr. Abdo are each executive officers and directors of BBX Capital.  In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of the Company and BBX Capital.  Further, Seth M. Wise, an executive officer and director of the Company, and John K. Grelle, an executive officer of the Company, are also executive officers of BBX Capital.

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

On April 2, 2013, Woodbridge acquired all of the then-outstanding shares of Bluegreen’s common stock not previously owned by Woodbridge in a cash merger transaction.  Pursuant to the terms of the merger agreement between the parties, dated as of November 14, 2012, Bluegreen’s shareholders (other than Woodbridge, whose shares of Bluegreen’s common stock were canceled in connection with the Bluegreen merger without any payment therefor) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the merger, including unvested restricted shares.  In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the merger, whether vested or unvested, was canceled in exchange for the holder’s right to receive the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149.2 million.  As a result of the merger, Bluegreen, which was the surviving corporation of the transaction, became a wholly-owned subsidiary of Woodbridge. Prior to the merger, Woodbridge was a wholly owned subsidiary of BFC and owned 54% of Bluegreen’s common stock.

In connection with the financing of the Bluegreen merger, the Company and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013.  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The Company continues to hold the remaining 54% of Woodbridge’s outstanding equity interests.  BBX Capital’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million.  The promissory note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the promissory note, with all outstanding amounts being due and payable at the end of the five-year term.  During the three months ended March 31, 2014, Woodbridge recognized approximately  $147,000 of interest income under the note.  In connection with BBX Capital’s investment in Woodbridge, the Company and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions from Woodbridge to be made on a pro rata basis in accordance with the Company’s and BBX Capital’s respective percentage equity interests in Woodbridge.

On May 7, 2013, BFC, BBX Merger Sub, a  wholly-owned acquisition subsidiary of BFC, and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement, BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio.  In addition, each share of BBX Capital’s

Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio. The merger was approved by the respective shareholders of BFC and BBX Capital on April 29, 2014. However, consummation of the merger remains subject to certain other closing conditions, including, without limitation, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BBX Capital or BFC. As described in Note 11, a consolidated purported class action lawsuit is pending in Florida which seeks to enjoin the merger or recover relief as determined by the presiding court. BFC has been advised by the NYSE and NASDAQ that, subject to a change in their position in the future, they would not consider approval of any application for listing of BFC’s Class A Common Stock prior to the resolution of the currently pending litigation brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman. See Note 11 for additional information regarding this litigation.  Accordingly, BFC has not yet filed an application for the listing of its Class A Common Stock and may or may not do so depending on whether a national securities exchange or qualified inter-dealer quotation system indicates an application could be considered for approval prior to resolution of the litigation. The pendency of the SEC action and delays in resolving the action have had the effect of delaying any listing of BFC’s Class A Common Stock. Pursuant to the terms of the merger agreement, because the merger was not consummated by April 30, 2014, either BFC or BBX may terminate the merger agreement at any time.  It is not currently expected that the merger will be consummated prior to the first quarter of 2015.

On October 30, 2013, Renin Holdings LLC, a newly formed joint venture entity beneficially owned  81% by BBX Capital and 19% by BFC, through newly formed acquisition subsidiaries acquired substantially all of the assets of Renin Corp. and its subsidiaries (the “Renin Acquisition”).  Bluegreen Specialty Finance, LLC, a subsidiary of Bluegreen, funded approximately $9.4 million of the transaction consideration in a term loan and revolver facility (the “Renin Loan”).  The Renin Loan includes a $3.0 million term loan and provides for additional borrowings of up to $9 million on a revolving basis ($6.4 million of which was drawn upon at the closing), subject to the terms of a borrowing base specified in the Renin Loan. As a result of additional borrowings of approximately $0.9 million, including additional borrowings of $0.6 million during the first quarter of 2014, the outstanding balance under the Renin Loan was $10.3 million as of March 31, 2014.   Amounts outstanding under the Renin Loan bear interest at a fixed rate of 7.25% per annum and are collateralized by substantially all of the assets of Renin Holdings, LLC.  During April 2014, the maturity date of the Renin Loan was extended from April 30, 2014 to May 30, 2014.

The following table presents information relating to the shared services arrangements and information technology services and office facilities arrangements between BFC, BBX Capital and Bluegreen for the three months ended March 31, 2014 and 2013 (in thousands).  All amounts were eliminated in consolidation.

	For the Three Months Ended March 31, 2014
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$241	(63)	(178)
Facilities cost and information technology (2)	$(115)	102	13

	For the Three Months Ended March 31, 2013
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$32	(39)	7
Facilities cost and information technology (2)	$(108)	108	-

1)

Subsidiaries of BFC provide certain risk management and administrative services to BBX Capital and Bluegreen.  The costs of shared services are allocated based upon the usage of the respective services.

2)

In December 2012, the Company entered into an agreement with BBX Capital pursuant to which BBX Capital provides office facilities to the Company at BBX Capital’s and the Company’s principal executive offices.  Under the terms of the agreement, the Company reimburses BBX Capital at cost for certain costs and expenses related to the office facilities provided. Additionally, Bluegreen provides office facilities to a subsidiary of BFC.  BFC reimburses Bluegreen for these office facilities costs.

Bluegreen paid a subsidiary of BFC approximately $0.2 million during each of the three months ended March 31, 2014 and 2013, for a variety of management advisory services.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

15.    Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company for the three months ended March 31, 2014  and 2013 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2014	2013
Basic earnings (loss) per common share
Numerator:
Income from continuing operations	$6,588	2,988
Less: Noncontrolling interests income from continuing operations	3,406	5,519
Income (loss) from continuing operations available to common shareholders	3,182	(2,531)

Loss from discontinued operations	(46)	(50)
Less: Noncontrolling interest loss from discontinued operations	-	(23)
Loss from discontinued operations to common shareholders	(46)	(27)
Net income (loss) available to common shareholders	$3,136	(2,558)

Denominator:
Basic weighted average number of common shares outstanding	83,185	77,568

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.04	(0.03)
Earnings (loss) per share from discontinued operations	-	-
Basic earnings (loss) per share	$0.04	(0.03)

Diluted earnings (loss) per common share
Numerator:
Income (loss) from continuing operations
available to common shareholders	$3,182	(2,531)
Loss from discontinued operations	(46)	(27)
Net income (loss) available to common shareholders	$3,136	(2,558)

Denominator:
Basic weighted average number of common shares outstanding	83,185	77,568
Effect of dilutive stock options	1,439	6,529
Diluted weighted average number of common shares outstanding	84,624	84,097

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.04	(0.03)
Earnings (loss) per share from discontinued operations	-	-
Diluted earnings (loss) per share	$0.04	(0.03)

During the three months ended March 31, 2014 and 2013, there we  no  options to acquire shares of common stock that were anti-dilutive.

16.     New Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Accounting Standards Update Number 2014-08 –  Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.    This update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations and the disposal of individually significant disposals that do not qualify for discontinued operations presentation in the financial statements.  This update is effective for annual periods beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015.  The adoption of this update is not expected to have a material effect on the Company’s financial statements.

Accounting Standards Update Number 2014-04 – Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  This update provides guidance regarding when a creditor should derecognize a consumer mortgage loan and recognize a foreclosed asset upon taking physical possession of residential real estate property collateralizing a consumer mortgage loan. Pursuant to the update, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the update requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  This update is effective for annual and interim periods beginning after December 15, 2014.  The Company does not believe that this update will have a material impact on its financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include a 52% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX” or “BBX Capital”) and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), which owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”). As described below, BBX Capital owns the remaining 46% equity interest in Woodbridge.

We hold shares of BBX Capital’s Class A Common Stock, which is listed for trading on the New York Stock Exchange (“NYSE”), and Class B Common Stock representing an approximately 72% voting interest and 52% equity interest in BBX Capital.  BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida. On July 31, 2012, BBX Capital completed its sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic. BBX Capital’s current operations and business plans involve investments in income producing real estate, real estate developments and real estate joint ventures, and investments in middle market operating businesses. BBX Capital also owns a 46% equity interest in Woodbridge.

Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others in which case Bluegreen earns fees for providing these services. Bluegreen also provides other fee-based services, including property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of VOIs, which generates significant interest income.

As of March 31, 2014, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $243.1 million. Net income attributable to BFC for the three months ended March 31, 2014 was $3.1 million compared to a net loss attributable to BFC of $2.6 million for the same period in 2013.

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

We currently report the results of our business activities through four segments: Bluegreen Resorts; BBX; FAR; and Renin. Discontinued operations include the results of Bluegreen Communities.

Recent Events

BFC and BBX Capital- Acquisition of Renin Corporation

In October 2013, Renin Holdings, LLC (“Renin”), a newly formed joint venture entity owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp. (the “Renin Transaction”).  Renin Corp. manufactures interior closet doors, wall décor, hardware and fabricated glass products. Renin is headquartered in Canada and has four manufacturing, assembly and distribution facilities in Canada, the United States and the United Kingdom.

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

On January 13, 2014, BBX Sweet Holdings acquired Williams & Bennett, including its other brand Big Chocolate Dipper. Williams & Bennett is headquartered in Boynton Beach, Florida and is a manufacturer of quality chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.  The fair value of the identifiable net assets acquired was $2.1 million which included $1.5 million of other intangible assets, $1.1 million of inventory and $0.7 million of liabilities assumed.

Proposed BFC-BBX Merger

On May 7, 2013, BFC, BBX Merger Sub, LLC, a wholly-owned acquisition subsidiary of BFC (“BBX Merger Sub”), and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement, BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, which was approved by a special committee comprised of BBX Capital’s independent directors as well as the full boards of directors of both BFC and BBX Capital,  if the merger is consummated, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio. At special meetings of the companies’ shareholders on April 29, 2014, the shareholders of both BFC and BBX Capital approved the merger. However, consummation of the merger remains subject to certain other closing conditions, including, without limitation, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BBX Capital or BFC.

BFC has been advised by the NYSE and NASDAQ that, subject to a change in their position in the future, they would not consider approval of any application for listing of BFC’s Class A Common Stock prior to resolution of the currently pending litigation brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman. Accordingly, BFC has not yet filed an application for the listing of its Class A Common Stock and may or may not do so depending on whether a national securities exchange or qualified inter-dealer quotation system indicates an application could be considered for approval prior to resolution of the litigation. The pendency of the SEC action and delays in resolving the action have had the effect of delaying any listing of BFC’s Class A Common Stock. There is no assurance as to the timing or resolution of the case, the listing of BFC’s shares, or the consummation of the merger.  It is not currently expected that the merger will be consummated prior to the first quarter of 2015. Pursuant to the terms of the merger agreement, because the merger was not completed by April 30, 2014, both BFC and BBX Capital have the right to terminate the merger agreement at any time.

A consolidated purported class action lawsuit is pending in the 17th Judicial Circuit in and for Broward County, Florida, which seeks to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court.  BFC and BBX Capital believe that the lawsuit is without merit and intend to vigorously defend the action. See Note 11 to the consolidated financial statements for additional information regarding this litigation.

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in connection with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During 2013, BBX Capital paid to Woodbridge a total of approximately $441,000 of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During the first quarter of 2014, Bluegreen paid a total of $14.5 million in cash dividends to Woodbridge, and during April 2014, Woodbridge declared and paid cash dividends totaling $13.9 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($7.5 million to BFC and $6.4 million to BBX Capital). During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized in connection with the funding of the $149.2 million merger consideration indicated above. See Note 10 to the consolidated financial statements for additional information regarding the 2013 Notes Payable.

Two consolidated class action lawsuits relating to the Bluegreen merger remain pending.  The plaintiffs in these actions have asserted that the consideration received by Bluegreen’s minority shareholders in the merger was inadequate and unfair, and are seeking to recover damages in connection with the merger. The Company believes that these lawsuits are without merit and intends to vigorously defend the actions.  See Note 11 for additional information regarding these actions.

Forward Looking Statements

This document contains forward-looking statements based largely on current expectations of BFC that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report.  The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made.  This document also contains information regarding the past performance of investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which our subsidiaries operate, including the resort development and vacation ownership industries in which Bluegreen operates, and the investment, development, and asset management and real estate-related industries in which BBX Capital operates, while other factors apply more specifically to BFC, including, but not limited to, the following:

•	BFC has limited sources of cash which may present risks to its ongoing operations;
•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits, and the risk that BFC will not be in a position to make new investments or that any investments made, including BFC’s investment in Renin Holdings, LLC, will not prove to be advantageous;

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

•

risks relating to the currently proposed merger between BFC and BBX Capital, including the ability to consummate the transaction on the currently contemplated terms, when expected, or at all, and the risk that, if consummated, the merger will not result in the benefits expected for the combined company, and the significant costs, including litigation costs, incurred in connection with the merger;

•

risks relating to Woodbridge’s April 2013 acquisition of Bluegreen, as well as the significant costs incurred in connection with the transaction, including with respect to the shareholder class action lawsuits relating to the transaction;

•

the uncertainty regarding, and the impact on BFC’s cash position of, the amount of cash that will be required to be paid to former shareholders of Woodbridge Holdings Corporation (“WHC”) who exercised appraisal rights in connection with the 2009 merger between BFC and WHC, including the legal and other professional fees and other costs and expenses of such proceedings;

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

•

adverse outcomes in legal or other regulatory proceedings, including assessments and claims for development-related defects and the costs and expenses associated with litigation, could adversely affect Bluegreen’s financial condition and operating results;

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
•

the risks related to BBX Capital’s ability to successfully implement its current business plans, which may not be realized as anticipated, if at all, or which may not be profitable, including BBX Capital’s investment in Woodbridge, the success of which will be dependent on the results of Bluegreen;

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

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended March 31,
	2014	2013

Income from continuing operations, net of taxes	$6,588	2,988
Loss from discontinued operations, net of taxes	(46)	(50)
Net income	6,542	2,938
Less: Net income attributable to noncontrolling interests	3,406	5,496
Net income (loss) attributable to BFC	$3,136	(2,558)

The Company reported consolidated net income attributable to BFC of $3.1 million for the three months ended March 31, 2014 compared to a net loss attributable to BFC of $2.6 million during the three months ended March 31, 2013.  Discontinued operations include the results of Bluegreen Communities.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at both March 31, 2014 and December 31, 2013 were $1.4 billion.  The primary changes in components of total assets are summarized below:

•	Decrease in notes receivable of $12.7 million primarily as a result of repayments;
•	Decrease in loans receivable reflecting loan repayments and $11.6 million of loans transferred to real estate held-for-investment;
•	Increase in inventories of $4.6 million related primarily to the acquisition of inventory by Bluegreen and BBX Capital’s acquisition of Williams and Bennett (“W&B”);
•	Increase in properties and equipment, net of approximately $3.2 million primarily related to the construction of new sales centers at Bluegreen and the W&B acquisition; and
•

Increase in other assets related primarily to an increase of $8.3 million in connection with Bluegreen’s fee-based sales commissions and an increase in trade receivables related to the Renin and W&B acquisitions.

Total liabilities at both March 31, 2014 and December 31, 2013 were $1.0 billion.  The primary changes in components of total liabilities are summarized below:

•	BB&T’s preferred interest in FAR was paid down to $54.5 million at March 31, 2014, a reduction of $14.0 million from December 31, 2013, primarily from net cash inflows from the sale of FAR’s assets;
•	Decrease in notes and mortgage notes payable, including Bluegreen’s receivable backed notes payable, of $18.4 million;
•	Increase in deferred taxes of $8.8 million; and
•	Decreases in other liabilities of approximately $5.9 million.

BFC

BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to Bluegreen and other real estate related activities, are not reported in a separate reporting segment but are presented as unallocated corporate overhead and are included in the reconciliation of segment amounts to the consolidated amounts.  Included in these amounts are the financial results of a venture partnership that BFC controls and certain other equity investments, as well as income and expenses associated with BFC’s shared service operations, which provided human resources, risk management, investor relations and executive office administration services to BBX Capital and Bluegreen. Additionally, these amounts include the results previously reported within the Real Estate Operations segment. During the first quarter of 2014, management modified its measure of segment operating profit to exclude the remaining operations previously classified within the Real Estate Operations segment. Accordingly, the Company’s segment disclosure has been adjusted to reflect the revised presentation and the results previously included within Real Estate Operations segment have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts. See also Note 13 to the Consolidated Financial Statements included in Item 1 of this report for additional information regarding our operating segments.

BFC’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, legal, human resources, risk management, investor relations and executive office administration.  Corporate general and administrative expenses were $4.6 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively.  The increase in the 2014 period compared to the 2013 period primarily relates to increase in compensation and higher professional fees, including legal and other costs related to proposed or completed strategic transactions, partially offset by  a decrease in expenses related to stock based compensation.

BFC - Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $8.9 million and $15.5 million, respectively.  The decrease in cash, cash equivalents and short-term investments was primarily due to payments of $3.7 million related to executive bonuses and general and administrative expenses of approximately $2.9 million.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments.  We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares were repurchased during the three months ended March 31, 2014 or the year ended December 31, 2013.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including potential dividends from our subsidiaries (which, as described below, are subject to certain limitations), and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may also seek to raise funds through the incurrence of long-term secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise any necessary funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  In addition, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC, which own 46% and 54%, respectively, of Woodbridge.  During the three months ended March 31, 2014, Bluegreen paid cash dividends totaling $14.5 million to Woodbridge.  During April 2014, Woodbridge declared and paid cash dividends totaling $13.9 million, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($7.5 million to BFC and $6.4 million to BBX Capital).  Bluegreen’s ability to pay dividends in the future will be subject to the restrictions described above and Bluegreen’s results and financial condition.  Bluegreen’s results will depend in large part on the success of its sales and marketing efforts, including the continuation of its material marketing arrangements.

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of its 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices ranging from $1,005 per share for the twelve month period ending April 29, 2015 to $1,000 per share for the twelve month period ending April 29, 2016 and thereafter.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance.  BFC pays regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  As a result of the re-classification of the 5% Cumulative Preferred Stock to a liability in connection with the Second Amendment described below, the dividends on the 5% Cumulative Preferred Stock paid since the second quarter of 2012 plus accretable interest is included as interest expense on BFC’s consolidated statements of operations.

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

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.   The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.   The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at December 31, 2012.  Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of March 31, 2014 is accrued interest of approximately $0.9 million.

On December 13, 2013, BFC entered into an agreement with the holders of BFC’s 5% Cumulative Preferred Stock  pursuant to which BFC and such shareholders agreed to a further amendment of certain of the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock (the “Third Amendment”). The Third Amendment extended BFC’s mandatory redemption obligation with respect to the 5% Cumulative Preferred Stock described above from the years ending December 31, 2016, 2017 and 2018 until the years ending December 31, 2018, 2019 and 2020. In addition, the Third Amendment eliminated the right that the preferred shareholders previously had, upon a default by BFC on its dividend or redemption obligations with respect to the 5% Cumulative Preferred Stock, to receive from BFC certain shares of common stock of Bluegreen. Under the terms of the agreement between BFC and the preferred shareholders, BFC also agreed to make a $5 million loan to the preferred shareholders. The loan is secured by 5,000 shares of 5% Cumulative Preferred Stock, has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan.

Prior to September 21, 2009, BFC owned an approximately 23% economic ownership interest and 59% voting interest in Woodbridge Holdings Corporation (“WHC”), which at that time was a separate publicly traded company.  On September 21, 2009, BFC and WHC consummated their merger pursuant to which WHC merged with and into Woodbridge, a wholly owned subsidiary of BFC at that time, and the shareholders of WHC (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock for each share of WHC’s Class A Common Stock they held at the effective time of the merger. Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock.  Under Florida law, Woodbridge thereafter initiated legal proceedings relating to the appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, representing in the aggregate Woodbridge’s offer to the Dissenting Holders.  On July 5, 2012, the presiding court ruled the fair value of the Dissenting Holders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result of the trial court’s ruling, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.  On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the Dissenting Holders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million to $11.9 million during the fourth quarter of 2012. Woodbridge has appealed the court’s ruling with respect to its fair value determination and the award of legal fees and costs and posted a $13.4 million bond in connection with the appeal. The outcome of the appeal is uncertain.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owned an office building in Tampa, Florida. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that were not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts were recorded on the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.  On February 5, 2014, the office building was sold and BFC/CCC received proceeds from the sale of approximately $215,000.  As a result of the sale, BFC was released from the guarantee and any further obligations associated with the property. At December 31, 2013, the carrying amount of this investment was approximately $229,000, which was included in investments in unconsolidated affiliates in the Company’s consolidated statement of financial condition.

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately $14.7 million at March 31, 2014.  Woodbridge’s principal sources of liquidity are its cash holdings and dividends received from Bluegreen.  As previously described, during the first quarter of 2014, Bluegreen paid a total of $14.5 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $13.9 million during April 2014, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($7.5 million to BFC and $6.4 million to BBX Capital).  See “BFC-Liquidity and Capital Resources” above for a discussion of limitations on, and other factors which may affect, Bluegreen’s ability to pay dividends.

Woodbridge’s material commitments as of March 31, 2014 primarily include required quarterly interest payments on its $85 million of junior subordinated debentures.  The total amount of interest payments expected to be made by Woodbridge on its junior subordinated debt over the next twelve months is approximately $3.5 million.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At March 31, 2014 and December 31, 2013, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. No reimbursements were made during the three months ended March 31, 2014 or the year ended December 31, 2013.

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

Bluegreen

The Company’s consolidated financial statements include the results of operations of Bluegreen.  Bluegreen’s results of operations are reported through Bluegreen Resorts, which is engaged in the vacation ownership industry. Bluegreen Communities, which prior to June 30, 2011 was a separate reporting segment of BFC, has ceased to be a separate reporting segment in connection with Bluegreen’s sale of substantially all of the assets which comprised Bluegreen Communities during May 2012.  Bluegreen Communities’ operating results are presented as discontinued operations for all periods presented. Bluegreen is a wholly owned subsidiary of Woodbridge, which is owned 54% by BFC and 46% by BBX Capital.

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

In addition to Bluegreen’s traditional VOI operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital light” business strategy, aimed at utilizing Bluegreen’s VOI sales, marketing and other VOI-related expertise without the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs and Bluegreen’s traditional vacation ownership business.  Bluegreen’s results for the year ended December 31, 2013 reflect Bluegreen’s continued focus on its capital-light business strategy and its efforts to achieve selling and marketing efficiencies through new marketing channels.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Bluegreen’s goal is for its capital-light business activities to become an increasing portion of its business over time; however, Bluegreen’s efforts to do so may not be successful, and Bluegreen’s fee based services and other capital-light activities may be adversely impacted by changes in economic conditions.  As of March 31, 2014, Bluegreen’s capital-light business activities consisted of the following categories: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee based services.  Each of these categories is described below.

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

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collections services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of March 31, 2014, Bluegreen provided management services to 47 timeshare resort properties and hotels.

Bluegreen also generates fee-based income by providing title services, construction, design and management, and mortgage servicing.

During the three months ended March 31, 2014:

•	Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $10.9 million compared to $9.8 million during the same period in 2013.

•	Bluegreen earned income from continuing operations of $17.2 million compared to $14.9 million for the same period in 2013.

•

VOI system-wide sales, net, which include sales of Bluegreen inventory and sales of third-party inventory, including Secondary Market Sales and Just-In-Time Sales, increased 21% to $109.9 million compared to $90.7 million during the same period in 2013.

•

Bluegreen sold $42.1 million of third-party inventory under FBS arrangements and earned sales and marketing commissions of $27.1 million in connection with those sales.  During the same period in 2013, Bluegreen sold $29.4 million of third-party inventory under FBS arrangements and earned sales and marketing commissions of $18.9 million in connection with those sales. In addition, Bluegreen sold $16.8 million of inventory under just-in-time arrangements during 2014 compared to $1.9 million in the same period in 2013. Based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses, Bluegreen believes it generated $15.6 million and $11.9 million in pre-tax profits by providing fee-based services during the three months ended March 31, 2014 and 2013, respectively.

•	Further, Bluegreen sold $19.0 million of inventory under Secondary Market arrangements during the first quarter of 2014 compared to $5.9 million in the same period in 2013.

•

Bluegreen continued to seek cash sales and larger customer down payments on financed sales. During the three months ended March 31, 2014, 54% of its VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	Three Months Ended March 31,

Division	2014	2013
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	7.3%	8.5%
Loans originated on or after December 15, 2008(1)	6.4%	6.1%
Notes receivable secured by homesites	5.9%	2.3%

Delinquency Rates (2)	As of

Division	March 31, 2014	December 31, 2013
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.5%	4.2%
Loans originated on or after December 15, 2008(1)	2.5%	3.3%
Notes receivable secured by homesites	1.5%	4.6%

(1)  On December 15, 2008, Bluegreen implemented its FICO®-score based credit underwriting program.

(2)  The percentage of Bluegreen owned notes receivable portfolio that was over 30 days past due but not defaulted as of the dates indicated.

See Note 7 to the Consolidated Financial Statements for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Results of Operations

In May 2012, Bluegreen sold substantially all of the assets of Bluegreen Communities to Southstar.  The operating results of Bluegreen Communities are classified as a discontinued operation for all periods presented.  See “Discontinued Operations” below. As a result of this sale, Bluegreen’s continuing operations relate solely to Bluegreen Resorts.

Selected information regarding the results of operations for Bluegreen Resorts for the three months ended March 31, 2014 and 2013 is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2014		2013
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Legacy VOI sales (1)	$32,005	29%	$53,571	59%
VOI sales-secondary market	18,953	17%	5,883	6%
Sales of third-party VOIs-commission basis	42,092	38%	29,394	32%
Sales of third-party VOIs-just-in-time basis	16,815	15%	1,862	2%
System-wide sales of VOIs, net	109,865	100%	90,710	100%
Less:Sales of third-party VOIs-commission basis	(42,092)	-38%	(29,394)	-32%
Gross sales of VOIs	67,773	62%	61,316	68%
Estimated uncollectible VOI
notes receivable (2)	(7,529)	-11%	(4,032)	-7%
Sales of VOIs	60,244	55%	57,284	63%
Cost of VOIs sold (3)	(7,048)	-12%	(6,561)	-11%
Gross profit (3)	53,196	88%	50,723	89%
Fee-based sales commission revenue (4)	27,115	64%	18,865	64%
Other fee-based services revenue	21,925	20%	19,285	21%
Cost of other fee-based services	(11,234)	-10%	(10,280)	-11%
Net carrying cost of VOI inventory	(1,989)	-2%	(2,250)	-2%
Selling and marketing expenses	(52,887)	-48%	(45,233)	-50%
General and administrative expenses	(19,918)	-18%	(19,382)	-21%
Net interest spread	9,586	9%	10,407	11%
Operating profit	$25,794	23%	$22,135	24%

(1)

 Legacy VOI sales represent sales of Bluegreen-owned VOIs acquired or developed under Bluegreen’s traditional VOI business. Legacy VOI sales do not include Secondary Market, Commission Basis, or Just-In-Time basis VOI sales under Bluegreen’s capital-light business strategy.

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

Bluegreen Resorts – Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Sales and Marketing

System-wide sales of VOIs, net. System-wide sales of VOIs, net include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  The sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  System-wide sales of VOIs, net were $109.9 million and $90.7 million during the three months ended March 31, 2014 and 2013, respectively. The growth in system-wide sales of VOIs, net during the 2014 period reflects an increase in the number of tours and a 4% increase in the sale-to-tour conversion ratio. The number of tours increased by 7% in the first quarter of 2014 compared to the same period in 2013. The increase in the number of tours reflects efforts to expand marketing to sales prospects through new marketing initiatives. Additionally, during the first quarter of 2014, Bluegreen’s sale-to-tour conversion ratio was 18.5% compared to 17.8% during the same period in 2013.

The following table sets forth certain information for system-wide sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended March 31,
	2014	2013	% Change
Number of sales offices at period-end	24	23	0%
Number of active contracts with fee-based clients at period-end	10	9	11
Total number of VOI sales transactions	8,495	7,641	11
Average sales price per transaction	$ 12,609	$ 12,334	2
Number of total prospects tours	45,921	43,021	7
Sale-to-tour conversion ratio– total prospects	18.5%	17.8%	4
Number of new prospects tours	25,780	24,424	6
Sale-to-tour conversion ratio– new prospects	15.3%	13.9%	10
Percentage of sales to owners	58.8%	58.3%	1
Average sales price per guest	$ 2,333	$ 2,191	6

Sales of VOIs.  Sales of VOIs represent sales of Bluegreen-owned VOIs, including VOIs obtained on a Just-In-Time basis and those acquired through Secondary Market arrangements, reduced by an estimate of uncollectible VOI notes receivable. In addition to the above-described factors impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of VOIs sold on behalf of third-parties on a commission basis. Sales of VOIs were $60.2 million and $57.3 Million during the three months ended March 31, 2014 and 2013, respectively.

Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs was 11% and 7% during the three months ended March 31, 2014 and 2013, respectively. The estimate of uncollectible VOI notes receivable varies between periods based on the percentage of VOIs which Bluegreen finances during a period and changes in the estimates of future credit losses. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from estimates.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory. In addition to Bluegreen’s inventory from its traditional timeshare business (“Legacy Inventory”), Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary Market arrangements within the capital-light business strategy. Compared to the cost of Bluegreen’s Legacy Inventory, VOIs acquired through Just-In-Time arrangements typically have a relatively higher associated product cost while those acquired in connection with Secondary Market arrangements typically have a lower product cost, as Secondary Market inventory is generally obtained from POAs selling the VOIs to Bluegreen at a significant discount. During the three months ended March 31, 2014 and 2013, cost of VOIs sold were $7.0 million and $6.6 million, respectively, and represented 12% and 11%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where significant amounts of Secondary Market VOI inventory are acquired and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

Fee-Based Sales Commission Revenue. During the three months ended March 31, 2014 and 2013, Bluegreen sold $42.1 million and $29.4 million, respectively, of third-party inventory under the commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $27.1 million and $18.9 million, respectively. The increase in sales of third-party inventory during the 2014 period compared to the 2013 period is due to an increase in the number of Bluegreen’s commission based clients, as well as the applicable factors described above with respect to the overall increase in system-wide sales of VOIs, net.

Net Carrying Cost of VOI Inventory. Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory to the POAs that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from its sampler programs. The carrying cost of Bluegreen’s inventory was $4.5 million and $5.1 million during the three months ended March 31, 2014 and 2013, respectively, which was partly offset by rental and sampler revenues, net of expenses, of $2.5 million and $2.9 million, respectively. The change in the net carrying cost of VOI inventory during the 2014 period compared to the same period of 2013 is the result of lower maintenance fees during the first quarter of 2014 as Bluegreen strives to hold less completed VOIs in accordance with its implementation of its capital-light strategy.  Lower maintenance fees in the first quarter of 2014 were partly offset by decreased revenue from sampler programs.

Selling and Marketing Expenses. Selling and marketing expenses were $52.9 million and $45.2 million for the three months ended March 31, 2014 and 2013, respectively.  As a percentage of system-wide sales, net, selling and marketing expenses decreased from 50% to 48%. The decrease in selling and marketing expenses during the 2014 period compared to the same period in 2013 was a result of the higher conversion rate described above, as well as a slightly higher percentage of sales to existing owners (58.8% and 58.3% during the three month period ended March 31, 2014 and 2013, respectively). Bluegreen currently expects to continue to focus on increasing its marketing efforts to new customers as opposed to existing owners and, as a result, sales and marketing expenses as a percentage of sales may increase.

General and Administrative Expenses. General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $19.9 million and $19.4 million during the three months ended March 31, 2014 and 2013, respectively. As a percentage of system-wide sales, net, general and administrative expenses were 18% and 21% during the three months ended March 31, 2014 and 2013, respectively. The increase in general and administrative expenses during the 2014 period compared to the same period in 2013 was primarily due to increased spending on information technology and management consulting fees. For the three months ended March 31, 2014 and 2013, revenues from mortgage servicing of $0.4 million and $0.3 million, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services Revenue.    Bluegreen’s other fee-based services revenue was $21.9 million and $19.3 million during the three months ended March 31, 2014 and 2013, respectively, and consisted primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club. In connection with Bluegreen’s management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system, provides services to owners, and performs billing and collections services. Additionally, Bluegreen generates revenues from its food and beverage and other retail operations and earns commissions on rentals of inventories owned by third parties.

Fee-based management services revenues increased during the three months ended March 31, 2014 compared to the same period in 2013 due to an increase in club and resort management revenues and owner program service revenues.  As of March 31, 2014 and 2013, Bluegreen managed 47 and 44 timeshare resort properties and hotels, respectively.  In addition, fees for title services increased compared to the 2013 period.

Bluegreen intends to continue to pursue its efforts to provide management and title services to resort developers and others, on a cash-fee basis. While Bluegreen’s efforts to do so may not be successful, Bluegreen hopes that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $11.2 million and $10.3 million during the three months ended March 31, 2014 and 2013, respectively. The costs of providing management services increased during the 2014 period compared to the same period in 2013 in connection with the higher service volumes described above.

Net Interest Spread. Net interest spread decreased by 8% during the three months ended March 31, 2014 as compared to the same periods of 2013. Net interest spread during the 2014 period reflected increased interest expense as a result of higher average outstanding debt balances primarily related to the $75 million of 2013 Notes Payable issued on March 26, 2013, partially offset by lower costs of borrowing.

Bluegreen’s effective cost of borrowing was 5.97% and 6.32% during the three months ended March 31, 2014 and 2013, respectively.

Other Income, net.    Other income, net was $0.5 million and $0.3 million during the three months ended March 31, 2014 and 2013, respectively.

Net Income Attributable to Non-Controlling Interest.  Bluegreen includes in its consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. The non-controlling interest in income of Bluegreen/Big Cedar Vacations is the portion of the entity’s consolidated pre-tax income that is attributable to Big Cedar Vacations, LLC, the unaffiliated 49% interest holder.  Net income attributable to non-controlling interest was $3.0 million and $3.3 million during the three months ended March 31, 2014 and 2013, respectively.

Provision for Income Taxes.  Bluegreen’s effective income tax rate related to continuing operations was approximately 39% and 40% during the three month periods ended March 31, 2014 and 2013, respectively. The effective income tax rates for interim periods are based upon Bluegreen’s current estimated annual rate. Bluegreen’s annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which Bluegreen operates.

Discontinued Operations. In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar. Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, and liabilities related to Bluegreen Communities were excluded from the sale and retained by Bluegreen.  The operating results of Bluegreen Communities are classified as a discontinued operation for all periods presented.

Loss from discontinued operations, net, was $46,000 and $50,000 during the three months ended March 31, 2014 and 2013, respectively.

Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Cash flows provided by operating activities	$15,934	12,204
Cash flows used in by investing activities	(5,631)	(2,436)
Cash flows (used in) provided by financing activities	(33,442)	52,801
Net (decrease) increase in cash and cash equivalents	$(23,139)	62,569

Cash Flows from Operating Activities. In addition to net income and adjustments for non-cash items, the increase of $3.7 million in Bluegreen’s operating cash flow during the three months ended March 31, 2014 compared to the same period in 2013 was primarily the net result of the following factors:

•

Lower 2014 payments to POAs for subsidy, maintenance fees, and reserve contributions.  During the first quarter of 2014, such payments totaled $6.2 million compared to $15.1 million during the same period in 2013;

•

An increase in FBS sales during the first quarter of 2014 of approximately 43% compared to the same period in 2013.  The commission earned on FBS sales is typically collected in cash approximately 45 to 60 days subsequent to the closing of the related VOI sale;

•	Higher income tax payments. During the first quarter of 2014, income tax payments totaled $4.1 million compared to $1.1 million during the same period in 2013;

•

Increased spending the first quarter of 2014 on the acquisition of inventory in connection with Bluegreen’s capital-light business strategy. During the 2014 period, Bluegreen paid approximately $9.9 million compared to $1.7 million in the same period in 2013 for inventory acquired in connection with Just-In-Time and Secondary Market arrangements.

Cash Flows from Investing Activities.  During the three months ended March 31, 2014 capital expenditures spending increased $2.4 million compared to the same period in 2013 primarily related to the construction of new sales centers.  Further, additional advances of $0.6 million were made under Bluegreen’s loan to Renin Holdings, LLC as further described in Note 14 to the Consolidated Financial Statements.

Cash Flows from Financing Activities.  The decrease in cash flows from financing activities during the three months ended March 31, 2014 as compared to the same period of 2013 is primarily due to less borrowings and the payment of $14.5 million of dividends to its parent company during the 2014 period. No dividends were paid during the 2013 period.

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

While the vacation ownership business has historically been capital intensive, Bluegreen has sought to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) minimizing capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows, and (v) more recently by selling VOIs through Secondary Market Sales and Just-In-Time arrangements.

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

During the three month period ended March 31, 2014, Bluegreen paid a total of $14.5 million in dividends to its parent company.  Bluegreen expects to continue to pay dividends to its parent company on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

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

	Borrowing Limit		Outstanding Balance as of March 31, 2014		Availability as of March 31, 2014		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2014
Liberty Bank Facility	$50,000		21,975		28,025		November 2015; November 2018	Prime Rate +0.75%; 4.25%
NBA Receivable Facility (1)	30,000		25,311		4,689		October 2015; April 2021	30 day LIBOR+3.50%; 4.50%
CapitalSource Facility	40,000	(2)	26,444	(2)	13,556	(2)	September 2016; September 2019	30 day LIBOR+4.50%
BB&T Purchase Facility (5)	80,000	(5)	10,797		69,203	(5)	December 2014; December 2017	Applicable Index rate+3.50%; 3.88%(3)
Quorum Purchase Facility	40,000		22,523		17,477		March 2014; December 2030	(4)
	$240,000		107,050		132,950

(1)	Future borrowings will incur interest at the 30-day LIBOR + 3.5% subject to an interest rate floor of 4.5%.
(2)	The outstanding balance presented in the table above includes, and availability as of March 31, 2014 reflects, $4.0 million outstanding under the CapitalSource Term Loan.
(3)

The Applicable Index Rate for portions of amounts may be LIBOR, a “Cost of Funds” rate or commercial paper rates. Interest charged on this facility is subject to an index rate floor of 0.375%.  Additionally, as described in further detail below, the interest rate will increase to the applicable interest rate plus 5.5% upon the expiration of the advance period.

(4)

Of the amount outstanding as of March 31, 2014, $11.6 million bears interest at a fixed rate of 6.9% and $10.9 million bears interest at a fixed rate of 5.5%. The interest rate on future borrowings is 5.5%.

(5)	As of March 31, 2014, availability was $60 million. Availability increased to $80.0 million as of April 1, 2014 and the amounts set forth in the table reflect such increase.

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

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). The NBA Receivables Facility provides for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2015 secured by eligible timeshare receivables from Bluegreen/Big Cedar Vacations.  In December 2012, Bluegreen/Big Cedar Vacations received a one-time receivables advance at an advance rate of 85%, and an availability advance, which bear interest at the 30-day LIBOR plus 3.5% subject to a floor of 4.5%.  In December 2013, the facility was amended to provide for subsequent advances to be subject to an advance rate of 85% and to bear interest at the 30-day LIBOR plus 3.5% subject to a floor of 4.5%.    All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  All amounts will mature and be due on April 10, 2021 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility.  The NBA

Receivables Facility is cross-collateralized with the NBA Line of Credit which is described under “Credit Facilities for Bluegreen Inventory with Future Availability” below.

CapitalSource Facility. Since September 2011, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  The Capital Source Facility provides for aggregate maximum outstanding borrowings of $40.0 million less the amounts outstanding under the CapitalSource Term Loan and for a revolving credit period expiring in September 2016, subject to a 12 month extension at the option of CapitalSource Bank. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. The interest rate on all existing and future borrowings under the CapitalSource Facility equals the 30-day LIBOR plus 4.50%. Principal repayments and interest are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving credit period, with the remaining outstanding balance maturing in September 2019, subject to a 12 month extension at the option of CapitalSource Bank. The CapitalSource Facility is cross-collateralized with the CapitalSource Term Loan. As of March 31, 2014, $4.0 million was outstanding under the Capital Source Term Loan.  See Note 11 to the Consolidated Financial Statements included in the Annual Report for additional information regarding the Capital SourceTerm Loan.

BB&T Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank”) which provides for maximum outstanding financings of $80.0 million (increased to $80.0 million on April 1, 2014 from $60.0 million as of March 1, 2014), on a revolving basis through December 17, 2014, secured by timeshare receivables at an advance rate of 70.0%, subject to the terms of the facility, eligible collateral and terms and conditions believed to be customary for financing arrangements of this type. All future financings are to be funded 50% by BB&T and 50% by or through DZ Bank. The facility will mature and all outstanding amounts will become due thirty-six months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by BB&T, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ Bank. The interest rate under the facility equals the applicable index rate plus 3.5% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 5.5%. In each case, the applicable index rate is subject to a floor of 0.375%. Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the receivables advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the timeshare receivables included in the facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.

Quorum Purchase Facility. Since December 2010, Bluegreen and Bluegreen/Big Cedar Vacations have maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the facility and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2014 eligible timeshare receivables in an amount of up to an aggregate $40.0 million purchase price. The terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.5% per annum, with respect to any future advances. Amounts outstanding at the time the current facility was executed continue to bear interest at the prior rate of 6.9%.  Advances are also subject to a loan purchase fee of 0.5%. As of March 31, 2014, $10.9 million of the outstanding balance bore interest at a fixed rate of 5.5%, and $11.6 million of the outstanding balance bore interest at a fixed rate of 6.9%. Bluegreen is in the process of amending the existing Quorum Purchase Facility to allow it to pledge additional timeshare receivables up to the borrowing limit at a reduced borrowing rate of 5%.  There can be no assurance that Bluegreen will close on this amendment on favorable terms, if at all.

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

Credit Facilities for Bluegreen Inventories with Future Ability

NBA Line of Credit.  In December 2013, Bluegreen/Big Cedar Vacations entered into a $10.0 million revolving line of credit with NBA secured by timeshare inventory at the Paradise Point resort (the “NBA Line of Credit”). As of March 31, 2014, approximately $6.9 million of borrowings were outstanding under this facility and the availability under the facility was approximately $3.1 million. The NBA Line of Credit bears interest at a rate equal to 30-day LIBOR plus 4.5%, subject to an interest rate floor of 5.5% (5.5% as of March 31, 2014) and matures in December 2018. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions pursuant to the terms of the agreement. The NBA Line of Credit is cross-collateralized with the NBA Receivables Facility described above under “Credit Facilities for Bluegreen Receivables with Future Availability.”

Other Outstanding Notes Payable

Bluegreen has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.  Information regarding these facilities and securitizations is included in Note 10 to the Consolidated Financial Statements herein and Note 11 to the Consolidated Financial Statements included in the Annual Report.

Commitments

Bluegreen’s material commitments as of March 31, 2014 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt and non-cancelable operating leases by period due date, as of December 31, 2013 (in thousands):

	Payments Due by Period
						Purchase
	Less than	1 — 3	4 — 5	After 5		Accounting
Contractual Obligations	1 year	Years	Years	Years		Adjustments	Total

Receivable-backed notes payable	$—	7,789	63,793	357,900	(1)	—	429,482
Lines-of-credit and notes payable	7,125	22,824	35,890	23,785		(160)	89,464
Jr. subordinated debentures	—	—	—	110,827		(47,807)	63,020
Inventory purchase commitment	—	10,404	13,464	—		—	23,868
Noncancelable operating leases	8,908	25,758	5,447	13,201		1,084	54,398
Total contractual obligations	16,033	66,775	118,594	505,713		(46,883)	660,232

Interest Obligations (2)
Receivable-backed notes payable	20,930	41,718	39,799	108,242		—	210,689
Lines-of-credit and notes payable	6,571	10,649	7,153	1,146		—	25,519
Jr. subordinated debentures	5,631	11,263	11,263	95,033		—	123,190
Total contractual interest	33,132	63,630	58,215	204,421		—	359,398
Total contractual obligations	$49,165	130,405	176,809	710,134		(46,883)	1,019,630

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $0.6 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2014.

As of March 31, 2014, cash required to satisfy Bluegreen’s development obligations related to resort buildings and resort amenities is estimated to be approximately $7.0 million, all of which relate to Bluegreen/Big Cedar Vacations. Bluegreen plans to fund these expenditures over the next two to five years, primarily with cash generated from operations; however, without obtaining financing Bluegreen may not be able to generate the cash from operating necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that Bluegreen will not be obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with certain property owners’ associations. At March 31, 2014, Bluegreen had liabilities for subsidies totaling $3.3 million, which are included in other liabilities on the Consolidated Balance Sheet.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under the existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by

Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

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

Off-balance-sheet Arrangements

As of March 31, 2014, Bluegreen did not have any “off-balance sheet” arrangements.

BBX Capital

The Company’s consolidated financial statements for the three months March  31, 2014 and 2013 include the results of operations of BBX Capital. BBX Capital’s continuing operations are reported through three reportable segments: BBX, FAR, and Renin. The only assets available to BFC from BBX Capital are dividends when and if paid by BBX Capital. BBX Capital is a separate public company, and its management prepared the following discussion, which was included in BBX Capital’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2014.  Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries, references to the “Parent Company” are references to BBX Capital, at its parent company level,  and none of the foregoing are references to BFC, Woodbridge or Bluegreen.

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

BBX Capital’s Business Strategy

Since the sale of BankAtlantic in July 2012, we have been repositioning our business, monetizing our legacy portfolios of loans and real estate, and pursuing our goal of transitioning our legacy business into a growth business by focusing on real estate opportunities and acquiring operating businesses.  For more detail information regarding our corporate strategy, see the “BBX Capital Corporate Overview” filed on April 16, 2014 with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K filed which is available on the SEC website, www.sec.gov or our website at www.bbxcapital.com

The majority of our assets do not generate income on a regular or predictable basis. Recognizing the nature of our assets, our goal is to build long-term value.  We do not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses.  BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  The Company is also engaged in land entitlement activities on certain properties that we acquired through foreclosure and anticipate moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us as well as potential cash investments in such projects.  We are also pursuing potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values, the majority of our non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  We are observing improvements generally in real estate markets and believe that the prior estimated fair values of the underlying collateral securing certain of our commercial real estate loans and our real estate carrying values may be below current market values.   Additionally, this recovery in the real estate market has favorably affected the financial condition of our borrowers and we are aggressively pursuing our borrowers and/or guarantors in order to maximize our recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If we are successful in our efforts, we expect to recognize gains to the extent that the amounts we collect exceed the carrying value of our commercial loans and foreclosed real estate and expect these gains to be reflected in an increase in our shareholders’ equity in the long term.  Due to the nature of these activities however, we do not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly we expect our results of operations to vary significantly on a quarterly basis and we may continue to experience losses in subsequent periods.

Consolidated Results of Operations

The Company reports its consolidated results of operations in three reportable segments, BBX, FAR, and Renin.  The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a BankAtlantic legacy portfolio of previously charged-off loans retained by CAM in the BB&T Transaction. The BBX segment also includes the Company’s investment in Woodbridge and in real estate joint ventures.  BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties;  maximizing the cash flows from its portfolio of charged-off loans and judgments; and pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of the assets held by FAR with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

The Renin reportable segment consists of the activities of Renin Holdings, LLC and its subsidiaries (“Renin”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin is headquartered in Brampton, Ontario and has three manufacturing, assembly and distribution facilities located in Brampton and Concord, Ontario, Tupelo, Mississippi and a sales and distribution office in the United Kingdom.

Net income (loss) from each of the Company’s reportable segments was as follows (in thousands):

For the Three Months Ended March 31, 2014 Compared to the Same 2013 Period:

	For the Three Months Ended March 31,
	2014	2013	Change
BBX	$1,881	(3,704)	5,585
FAR	(355)	(2,828)	2,473
Renin	(352)	-	(352)
Other (1)	117	-	117
Income (loss) before provision
for income taxes	1,291	(6,532)	7,823
Provision for income taxes	-	-	-
Net income (loss)	$1,291	(6,532)	7,823

(1) Other represents the activities of Hoffman’s and Williams & Bennett.

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s performance during the 2014 first quarter compared to the same 2013 quarter was primarily the result of equity earnings from its investment in Woodbridge, lower professional fees, lower impairments and higher recoveries from loan losses partially offset by lower gains on the sales of assets.

Equity earnings in Woodbridge were $6.2 million during the three months ended March 31, 2014. The Company invested in Woodbridge in April 2013 and, accordingly, there were no equity earnings from Woodbridge during the 2013 period.

The lower professional fees during 2014 compared to the same 2013 period resulted primarily from $0.9 million of insurance reimbursements during the 2014 quarter and lower legal expenses associated with the SEC civil action for the three months ended March 31, 2014 compared to the same 2013 period.

The higher recoveries from loan losses and lower impairments reflect increased recoveries from the portfolio of charged off loans and a decline in the write-downs of foreclosed real estate during the 2014 quarter compared to the 2013 quarter.

The above improvements to BBX segment’s performance were partially offset by lower gains on the sales of foreclosed real estate.  During the three months ended March 31, 2013, BBX sold five real estate held-for-sale properties for gains of $1.8 million compared to one property sold during the three months ended March 31, 2014 for a $64,000 loss.

Summary Results of Operations – FAR Reportable Segment

The reduction in FAR’s net loss during the three months ended March 31, 2014 compared to the same 2013 period resulted primarily from a $1.4 million decrease in the provision for loan losses, $0.9 million increase in other revenues and $0.9 million of lower costs and expenses partially offset by a $0.9 million of lower interest income.

Recoveries from loan losses during the three months ended March 31, 2014 reflect $73,000 of recoveries associated with nonaccrual and charged off loans as well as a $171,000 reduction in the allowance for loan losses primarily from loan payoffs.  The provision for loan losses during the three months ended March 31, 2013 resulted primarily from an increase in the consumer allowance for loan losses and $0.6 million of net charge-offs.

The decline in costs and expenses primarily resulted from lower foreclosure costs and lower interest expense on BB&T’s preferred interest in FAR.

The increase in other revenues consisted of rental income from a storage facility that was acquired through foreclosure in April 2013 and $0.6 million of other revenues associated with a loan foreclosure where the fair value of the real estate collateral acquired was in excess of the contractual principal amount of the loan.

The lower interest income reflects a significant decline in the outstanding balances of accruing loans due to loan repayments.  Accruing loans declined from $115.1 million as of December 31, 2012 to $34.0 million at March 31, 2014.

BBX Reportable Segment

The BBX business segment’s primary assets are loans receivable, real estate held-for-sale and real estate held-for-investment, investments in real estate joint ventures, rights to BankAtlantic’s legacy portfolio of previously charged off loans and related judgments which were transferred to CAM in connection with the consummation of the BB&T Transaction and BBX Capital’s 46% equity interest in Woodbridge.

The composition of BBX’s loans was (in thousands):

	As of March 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	2	3,120	1,392	3	5,107	3,331
Commercial real estate:
Accruing	1	2,140	2,140	1	2,152	2,152
Non-accruing	4	27,005	11,454	4	27,077	11,526
Total loans held-for-investment	7	$ 32,265	$ 14,986	8	$ 34,336	$ 17,009

Loans held-for-sale	-	$ -	$ -	-	$ -	$ -

During the three months ended March 31, 2014, a $1.9 million non-accrual commercial non-real estate loan with a carrying value of $1.1 million was charged off as the business securing the loan ceased operations and the guarantors were unwilling to repay the loan.

The composition of BBX’s real estate was (in thousands):

	As of March 31, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	12	$ 71,955	13	$ 75,333
Rental properties	1	10,865	2	15,705
Other	1	789	1	789
Total real estate held-for-investment	14	$ 83,609	16	$ 91,827

Real estate held-for-sale:
Land	11	$ 13,400	10	$ 10,307
Total real estate held-for-sale	11	$ 13,400	10	$ 10,307

A $2.6 million real estate held-for-investment parcel of land was moved from real estate held-for-investment to real estate held-for-sale during the three months ended March 31, 2014 based on improving real estate market conditions in the area where the property is located.

The decline in real estate held-for-investment rental properties reflects the contribution of a $4.8 million property to the PGA Design Holdings joint venture for $2.9 million in cash and a 40% interest in the joint venture.

The Company had investments in the following real estate joint ventures as of March 31, 2014 that are reported in the BBX reportable segment:

Kendall Commons

In March 2013, the Company sold land to Altman Development (“Altman”), a third party real estate developer, for net proceeds of $8.0 million.  Altman contributed the land to a joint venture to develop the property as a multifamily rental development of 12 3-story apartment buildings, one mixed-use building and 1 clubhouse totaling 321 apartment units, and  the Company then invested $1.3 million of cash in the joint venture project as one of a number of investors. The development is currently under construction and scheduled to begin leasing during the third quarter of 2014.  The Company is entitled to receive 13% of the joint venture distributions until a 15% internal rate of return has been attained and then the Company will be entitled to receive 9.75% of any joint venture distributions thereafter.

North Flagler

In October 2013, the Company entered into a joint venture with JRG USA pursuant to which JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre parcel overlooking the Intracoastal Waterway in West Palm Beach Florida and the Company invested $0.5 million of cash.  The joint venture is seeking to expand land entitlements and is currently working to amend the current zoning designation and increase the parcel’s residential height restrictions with a view to increasing the value of the parcel.  The Company is entitled to receive 80% of any joint venture distributions until it recovers its capital investment and then will be entitled to receive 70% of any joint venture distributions thereafter.   The entitlement process is currently estimated to be concluded in 2015.

The Company also owns a 2.7 acre parcel located adjacent to the 4.5 acre parcel which is the subject of the contract held by the North Flagler joint venture.  The 2.7 acre parcel was acquired by the Company through foreclosure and had a carrying value of $3.2 million as of March 31, 2014.  We believe that the value of this parcel will increase if the density is increased by the municipality approval of the zoning changes referenced in the preceding paragraph.

PGA Design Center Holding, LLC

In December 2013 BBX Capital purchased for $6.1 million a commercial property in Palm Beach Gardens, Florida with three existing buildings consisting of 145,000 square feet of mainly furniture retail space.  The property, which is located in a larger mixed use property now known as PGA Place, was substantially vacant at the date of acquisition.   Subsequent to the acquisition of the property, BBX entered into a joint venture with Stiles Development which acquired a 60% interest in the joint venture for $2.9 million in cash.  BBX contributed the property  (excluding certain residential development entitlements having an estimated value of $1.2 million), to the joint venture in exchange for $2.9 million in cash and the remaining 40% interest in the joint venture.  BBX transferred the retained residential development entitlements to adjacent parcels owned by it in this PGA mixed use property now known as PGA Place (see below for a discussion of the other parcels owned by the Company in the PGA mixed use property).  The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property.

The following development projects are currently in the planning stages and involve real estate held-for-investment included in the above CAM and BBX Partners real estate table.

Gardens at Millenia

Gardens at Millenia consists of 37 acres of land located in the commercial center of Orlando Florida with a carrying value of $11.2 million as of March 31, 2014.   This site is currently in the planning process and the final size and density of the project is subject to governmental approvals and other conditions.

The proposed plans for 26 acres of this site include a 300,000 square foot retail shopping center with multiple big-box and in-line tenants as well as 4 outparcel retail pads.  The Company is in discussions with a potential joint venture partner to develop a portion of the 26 acre parcel.  Current plans for the remaining 11 acres of this site include 9 buildings of rental apartments totaling approximately 280 units, a clubhouse, lakeside pavilion, lakeside running trail, and a dog park.  The Company is in discussions with a potential joint venture partner to develop the 11 acre parcel.

Hialeah Communities

Hialeah Communities consists of 114 acres of land located in Hialeah, Florida with a carrying value of $30.7 million as of March 31, 2014.  This site is currently in the final stages of master planning to divide the property into three parcels and the plan remains subject to receipt of governmental approvals.    The anticipated plans for the three parcels include the following:

•

An approximate 50 acre parcel is currently planned to include approximately 340 single-family homes, a clubhouse, park, and lake. The Company is in discussions with a potential joint venture partner to develop this parcel.

•

An approximate 50 acre parcel is currently planned to include approximately 400 single-family homes.  The Company currently has a contract to sell this parcel to a third party developer, subject to the receipt of entitlements, and due diligence by the third party.

•

Plans for the remaining 14 acre parcel include 14 multifamily buildings totaling approximately 314 rental apartment units, a clubhouse, pool, and park.  The Company is discussions with a potential joint venture partner to develop this parcel.

PGA Place

The Company owns an office building and land located in PGA Place with carrying values aggregating $14.5 million as of March 31, 2014.  The property held by the PGA Design Center Holdings joint venture described above is also located in PGA Place.  We believe this property presents a variety of development opportunities, including the opportunity being pursued by the PGA Design Center Holdings joint venture discussed above and the following development opportunities, some of which are currently in the planning stages and subject to receipt of government approvals.

Office- This mixed use property includes a 33,000 square foot commercial leased office building that is currently 56% occupied with an attached 428 space parking garage.  The Company is currently seeking governmental approvals for a 140 room limited-service suite hotel, a 5,000 square foot freestanding restaurant and a 50,000 square foot office building on vacant tracts of land adjacent to this office building.  We anticipate partnering with a third party developer to develop all or a portion of these components of the project.

Multi-family - Current plans for this 7-acre multifamily parcel include approximately 300 apartment units, a clubhouse and spa, and lakeside pavilion. The Company is in discussion with a potential joint venture partner to develop this parcel.

Village at Victoria Park

Village at Victoria Park consists of approximately 2 acres of vacant land located near downtown Fort Lauderdale, Florida with a carrying value of $0.9 million as of March 31, 2014. In December 2013, the Company entered into a joint venture agreement with New Urban Communities to develop the project as 30 single-family homes.  The project is a 50% joint venture, with New Urban Communities serving as the developer and manager.  In April 2014, the joint venture executed an acquisition, development and construction loan with a financial institution and the Company and New Urban Communities each contributed an additional $692,000 to the joint venture as a capital contribution.   The joint venture purchased the vacant land from the Company for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The $1.6 million promissory note is secured by a junior lien on the vacant land and future improvements.  The project is currently scheduled to commence construction and sales in the second quarter of 2014.   Closings are projected to begin by the third quarter of 2015.

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX business segment for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months
	Ended March 31,
	2014	2013	Change
Interest income	$172	444	(272)
Net (losses) gains on sales of assets	(64)	1,760	(1,824)
Income from real estate operations	777	976	(199)
Other revenues	131	543	(412)
Total revenues	1,016	3,723	(2,707)
Interest expense	261	169	92
Real estate operating expenses	746	794	(48)
Selling, general and administrative expenses	5,273	5,955	(682)
Total costs and expenses	6,280	6,918	(638)
Equity earnings in Woodbridge	6,222	-	6,222
Recoveries from loan losses	1,004	418	586
Asset impairments	(81)	(927)	846
Income (loss) before income taxes	1,881	(3,704)	5,585
Provision for income taxes	-	-	-
BBX segment income (loss)	$1,881	(3,704)	5,585

Total Revenues

The decline in total revenues resulted primarily from a $1.8 million decline in gains on the sales of assets and a $0.4 million decrease in other revenues. During the three months ended March 31, 2013, BBX sold five real estate properties for net proceeds of $10.2 million compared to one property sold during the three months ended March 31, 2014 for net proceeds of $0.4 million.  The decrease in other revenues reflects $0.4 million of recoveries on loans in excess of contractual principal balances during the three months ended March 31, 2013.

Total Costs and Expenses

The decline in selling, general and administrative expenses reflects lower professional fees partially offset by an increase in compensation expenses.  During the three months ended March 31, 2013 BBX incurred significantly higher legal costs associated with the SEC civil action compared to the same 2014 period as the action had been scheduled for trial in April 2013.  The trial was subsequently postponed and is currently on the court’s trial calendar during November 2014.  Additionally, during the three months ended March 31, 2014, BBX received insurance reimbursements of $0.9 million associated with the SEC action.  BBX did not receive any insurance reimbursements during the three months ended March 31, 2013.  The higher compensation expense during the 2014 quarter compared to the same 2013 quarter reflects share based compensation expense of $0.9 million during the 2014 quarter compared to $0.6 million during the same 2013 period.  The additional share-based compensation expense reflects the issuance of restricted stock awards in October 2013.

Recoveries from loan losses

Recoveries from loan losses during the three months ended March 31, 2014 reflects $1.1 million of property tax refunds on a charged off commercial land loan and $0.7 million of recoveries from BBX’s portfolio of charged-off loans partially offset by a $1.0 million provision for a commercial non-real estate loan.

Recoveries for loan losses during the three months ended March 31, 2013 reflects $0.7 million of recoveries from BBX’s portfolio of charged-off loans and a $0.6 million reduction in the allowance for loan losses partially offset by $0.9 million of commercial real estate loan charge-offs.  The reversals of the allowance for loan losses for the three months ended March 31, 2013 reflect declining commercial real estate loan balances.

Asset Impairments

Asset impairments during the three months ended March 31, 2014 resulted from an $80,000 write-down on one foreclosed real estate property resulting from an updated valuation.

Asset impairments during the three months ended March 31, 2013 resulted primarily from write-downs of $1.1 million on foreclosed real estate and valuation allowance reversals of $0.2 million on loans held-for-sale, all resulting from updated valuations.

FAR Reportable Segment

The FAR business segment’s primary assets are loans held-for-investment, loans held-for-sale, real estate held-for-sale and real estate held-for-investment.  FAR’s activities are associated with overseeing the management and monetization of its assets with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

The composition of FAR’s loans was (in thousands):

	As of March 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Commercial real estate:
Accruing	8	15,737	15,737	7	15,245	15,245
Non-accruing	7	39,538	22,052	10	52,108	34,014
Consumer
Accruing	59	5,483	5,483	62	5,646	5,646
Non-accruing	43	5,739	2,903	43	5,846	2,972
Residential:
Accruing	-	-	-	-	-	-
Non-accruing	-	-	-	2	189	53
Total loans held-for-investment	117	$ 66,497	$ 46,175	124	$ 79,034	$ 57,930
Loans held-for-sale:
Commercial real estate
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Consumer
Accruing	14	1,908	1,908	15	2,044	1,494
Non-accruing	30	4,054	2,829	31	4,135	2,682
Residential
Accruing	33	4,833	3,846	34	4,912	3,945
Non-accruing	247	55,499	32,493	255	58,603	34,278
Small business
Accruing	44	8,533	7,067	52	10,320	8,170
Non-accruing	14	3,964	2,573	17	4,204	3,277
Total loans held-for-sale	382	$ 78,791	$ 50,716	404	$ 84,218	$ 53,846

The decline in non-accruing commercial real estate loans held-for-investment during the three months ended March 31, 2014 resulted primarily from a deed in lieu of foreclose on a $10.9 million loan.

The increase in the carrying amounts of accruing and non-accruing  consumer loans held-for-sale reflect reductions in the valuation allowances associated with the execution of a sales contract to purchase the entire portfolio of consumer loans held-for-sale.  The consumer loan fair value was adjusted to the sales contract price.

The decline in small business loans held-for-sale resulted primarily from loan repayments.

The composition of FAR’s real estate was (in thousands):

	As of March 31, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	3	$ 4,322	3	$ 4,323
Rental properties	2	20,499	1	11,186
Total real estate held-for-investment	5	$ 24,821	4	$ 15,509

Real estate held-for-sale:
Land	7	$ 7,700	8	$ 7,961
Rental properties	4	6,123	3	6,168
Residential single-family	26	5,022	29	6,447
Other	24	1,199	23	3,088
Total real estate held-for-sale	61	$ 20,044	63	$ 23,664

The increase in real estate held-for-investment rental properties reflects a $10.9 million loan foreclosure.

The decrease in real estate held-for-sale other primarily resulted from the sale of a $2.2 million commercial retail property partially offset by a $0.4 million property acquired through foreclosure.

FAR Results of Operations

The following table is a condensed income statement summarizing the results of operations of the FAR business segment (“FAR”) for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months
	Ended March 31,
	2014	2013	Change
Interest income	$1,664	2,601	(937)
Net gains on sales of assets	15	302	(287)
Income from real estate operations	716	260	456
Other revenues	915	2	913
Total revenues	3,310	3,165	145
BB&T's priority return in FAR distributions	348	1,066	(718)
Real estate operating expenses	807	282	525
Selling, general and administrative expenses	1,516	2,230	(714)
Total costs and expenses	2,671	3,578	(907)
Recoveries from (provision for) loan losses	244	(1,177)	1,421
Asset impairments	(1,238)	(1,238)	-
Loss from continuing operations	(355)	(2,828)	2,473
Provision (benefit) for income taxes	-	-	-
Net loss from continuing operations	$(355)	(2,828)	2,473

Total Revenues

The decline in interest income reflects lower accruing loan balances primarily due to loan repayments. Accruing loans declined from $115.1 million as of December 31, 2012 to $34.0 million at March 31, 2014.

The decrease in the gains on sales of assets reflects lower gains on the sales of real estate during the 2014 quarter compared to the same 2013 period.

The increase in income from real estate operations reflects rental income from two student housing facilities that FAR took possession of in September 2013 and January 2014.

Other revenues during the three months ended March 31, 2014 consisted of rental income from a public storage operating facility that was acquired through foreclosure in April 2013 and $0.6 million of other revenues associated with a foreclosed loan where the fair value of the real estate acquired through foreclosure was in excess of the contractual principal amount of the loan.

Total Cost and Expenses

The decline in BB&T’s priority return in FAR distributions resulted from a lower preferred membership interest preference amount outstanding during the 2014 quarter compared to the same 2013 quarter.  The preferred membership interest preference amount was reduced from $196.9 million as of December 31, 2012 to $54.5 million as of March 31, 2014.

The significant decline in selling, general and administrative expense during the three months ended March 31, 2014 compared to the same 2013 quarter resulted from lower foreclosure expenses.  The 2013 quarter included $0.8 million of foreclosure expenses associated with two properties.

Recoveries from loan losses

Recoveries from loan losses during the three months ended March 31, 2014 reflect $73,000 of recoveries associated with nonaccrual and charged off loans as well as a $171,000 reduction in the allowance for loan losses primarily from loan payoffs.  The provision for loan losses during the three months ended March 31, 2013 resulted primarily from an increase in the consumer allowance for loan losses and $0.6 million of net charge-offs.

Asset Impairments

Asset impairments during the three months ended March 31, 2014 reflect a $2.2 million write down on a student housing facility acquired through foreclosure due to an updated valuation partially offset by $0.6 million of recoveries from short sales and payoffs of residential loans and a $0.5 million reduction in loans held-for-sale valuation allowances associated with updated valuations.

Asset impairments during the three months ended March 31, 2013 consisted of a $0.3 million provision for tax certificate losses and $0.9 million of lower of cost or market valuation adjustments on loans held-for-sale.

Renin Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Renin business segment for the three months ended March 31, 2014 (in thousands):

For the Three Months
Ended March 31, 2014
Sales	$14,138
Cost of goods sold	(10,445)
Gross margin	3,693
Interest expense	216
Selling, general and administrative expenses	3,522
Loss on foreign currency exchange	307
Total costs and expenses	4,045
Loss before income taxes	(352)
Provision for income taxes	-
Net loss	$(352)

The above table reflects the results of operations for Renin Holdings, LLC and its subsidiaries for the three months ended March 31, 2014.

Management believes that severe weather conditions in parts of North America kept customers away from stores and delayed certain construction projects which had an unfavorable impact on sales during the three months ended March 31, 2014.

Included in selling, general and administrative expenses during the three months ended March 31, 2014 were $75,000 of costs associated with the refinancing of the Bluegreen loan and $89,000 of acquisition related expenses.  The Bluegreen loan maturity date was extended 30 days to May 30, 2014 and Renin management is currently in discussions with a financial institution to refinance the Bluegreen loan.

The loss on foreign currency exchange resulted primarily from the devaluation of the Canadian dollar compared to the U.S. dollar during the three months ended March 31, 2014.  The Canadian dollar to U.S. dollar exchange rate declined from 94.02% as of December 31, 2013 to 90.46% as of March 31, 2014.

BBX Capital Consolidated Financial Condition

The Company’s total assets as of March 31, 2014 were $416.9 million compared to $431.1 million as of December 31, 2013.  The decline in total assets reflects the utilization of cash proceeds from loan repayments, loan sales and real estate sales to repay BB&T’s preferred interest in FAR. The changes in the components of total assets from December 31, 2013 to March 31, 2014 are summarized below:

•

Decrease in cash resulting primarily from $14.0 million of payments of BB&T’s preferred interest in FAR and $3.7 million of executive bonus payments as well as $1.9 million of cash outflows from acquisition, partially offset by $5.6 million of loan repayments and $2.9 million of proceeds from the contribution of real estate held-for-investment to a joint venture,

•	Decrease in loans held-for-sale resulting primarily from loan repayments and the transfer of loans to foreclosed real estate,
•	Lower loans receivable balances reflecting loan repayments and $11.6 million of loans transferring to real estate held-for-investment through foreclosure,
•

Increase in real estate held-for-investment primarily from loan foreclosures partially offset by $4.8 million of properties contributed to a joint venture, $3.6 million of properties transferred to real estate held-for-sale and $2.2 million of write-downs due to updated valuations,

•

Decrease in real estate held-for-sale primarily from real estate sales of $4.8 million partially offset by $3.6 million of properties transferred from real estate held-for-investment and $0.9 million of real estate acquired through foreclosure,

•

Increase in investment in real estate joint ventures reflects the contribution of real estate held-for-investment to a joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture with a carrying amount of $1.9 million,

•	Higher investment in Woodbridge Holdings, LLC reflecting the recognition of $6.2 million of equity earnings,
•	Decrease in properties and equipment reflecting $0.2 million of properties acquired through the Williams & Bennett acquisition, partially offset by depreciation,
•	Increase in inventory primarily resulting from $0.4 million of Williams & Bennett inventories and a $0.5 million increase in Renin inventory,
•	Goodwill and other intangibles increase due to the Williams & Bennett acquisition,
•

Increase in other assets resulting primarily from higher trade receivables reflecting $1.0 million of Williams & Bennett receivables and a $1.6 million increase in Renin receivables, partially offset by the receipt of $1.7 million in cash associated with a contractually mandated working capital adjustment under the Renin Transaction agreement which had been reflected as a $1.7 million receivable at December 31, 2013.

The Company's total liabilities at March 31, 2014 were $111.2 million compared to $127.6 million at December 31, 2013.  The changes in the components of total liabilities from December 31, 2013 to March 31, 2014 are summarized below

•	Decrease in BB&T’s preferred interest in FAR reflecting distributions of proceeds from the monetization of FAR’s assets,
•

Increase in notes payable to related parties associated with $0.6 million of additional borrowings from Bluegreen partially offset by the repayment of a $250,000 note issued in connection with the Hoffman’s acquisition,

•	Increase in notes payable reflecting the $0.5 million Williams & Bennett Note, partially offset by notes payable principal repayments and discount amortization, and
•

Decrease in other liabilities primarily due to the payment of executive bonuses accrued in prior periods and lower principal and interest advances on residential loans serviced by others partially offset by $0.6 million of Williams & Bennett accrued liabilities.

Liquidity and Capital Resources

The Company held cash of $28.8 million at March 31, 2014. This does not include $2.5 million, $0.9 million and $0.7 million of cash held in FAR, Renin and BBX Sweet Holdings, respectively. The company had $3.3 million of current liabilities as of March 31, 2014. The Company’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans and sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate and distributions received from Woodbridge.

The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, Woodbridge’s wholly owned subsidiary, as well as restrictions contained in Bluegreen’s debt facilities, and as a consequence, the Company may not receive dividends from Woodbridge in the time frames or amounts anticipated, or at all.

The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% membership interest in FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy to invest directly or through joint ventures, in real estate (which may include acquisition and/or development) and in operating businesses over time as assets are monetized.  BBX Sweet Holdings is pursuing other acquisitions in the candy and confections industry, and is currently in discussion with several companies throughout the United States and Canada. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital beyond its 5% preferred membership interest until such time as BB&T’s preferred membership interest is fully repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $54.5 million at March 31, 2014.

Renin is seeking to refinance with a financial institution the $3.0 million term loan and $9.0 million revolving line of credit with Bluegreen.  As a consequence, Bluegreen extended the maturity date of its loan to Renin from April 30, 2014 to May 30, 2014.

As of March 31, 2014, Renin had available under its credit facility with Bluegreen up to $1.7 million of additional borrowings; however, borrowings under Bluegreen facility are subject to available collateral.

A significant source of liquidity is the liquidation of loans and real estate and the contribution of properties to real estate joint ventures.  During the three months ended March 31, 2014, the proceeds from the liquidation of loans and real estate were approximately $5.6 million and $4.9 million, respectively and proceeds from the contribution of properties to joint ventures were $2.9 million.

The Company’s real estate activities includes hiring property managers to operate income producing properties, making protective expenditures in an effort to maintain the value of properties and undertaking the development or improvement of properties to position the properties for sale, or potential joint venture arrangements

The Company’s Contractual Obligations and Off Balance Arrangements as of March 31, 2014 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$54,504	-	-	-	54,504
Operating lease obligation	5,225	2,102	2,355	672	96
Notes payable to related parties	22,012	10,262	-	11,750	-
Notes payable	10,000	574	1,398	648	7,380
Other obligations	190	120	70	-	-
Total contractual cash obligations	$91,931	13,058	3,823	13,070	61,980

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

BFC

The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s market risk, including equity pricing risk associated with the real estate market and interest rate risk.

Because BBX Capital is consolidated in BFC’s financial statements, a significant change in the market price of BBX Capital’s stock would not directly impact BFC’s financial results, but would likely have an effect on the market price of BFC’s Class A Common Stock and Class B Common Stock. The market price of BFC’s Class A Common Stock and Class B Common Stock, and the market prices of BBX Capital’s Class A Common Stock, are important to the valuation and financing capability of BFC.

The Company’s results, particularly with respect to the Bluegreen Resorts, FAR and BBX reporting segments, are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.  Changes in interest rates can impact the net interest income recognized by BBX Capital and Bluegreen as well as the valuation of their respective assets and liabilities (as well as Woodbridge’s indebtedness at its parent company level).  The Company’s interest rate risk position did not significantly change during the three months ended March 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.  Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.  Exhibits

Exhibit 31.1Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSXBRL Instance Document

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Labels Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

* Exhibits furnished with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION

Date:  May 12, 2014By:/s/ Alan B. Levan

Alan B. Levan, Chief Executive Officer

Date:  May 12, 2014By:/s/ John K. Grelle

John K. Grelle, Chief Financial Officer and Chief Accounting Officer