Form 10-Q
period 2014-06-30
BFC FINANCIAL CORP
filed 2014-08-11
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2014

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 4, 2014 is as follows:

Class A Common Stock of $.01 par value, 76,701,334 shares outstanding.
Class B Common Stock of $.01 par value, 7,510,894 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and interest bearing deposits in banks ($2,777 in 2014 and $8,686 in 2013
held by variable interest entities ("VIEs"))	$218,913	217,636
Restricted cash ($29,052 in 2014 and $36,263 in 2013 held by VIEs)	65,978	65,285
Loans held for sale (held by VIEs)	46,641	53,846
Loans receivable, net of allowance for loan losses of $1,881 in 2014 and $2,713 in
2013 (including $27,818, net of $1,881 allowance in 2014 and $56,170, net of
$1,759 allowance in 2013 held by VIEs)	39,530	72,226
Notes receivable, including net securitized notes held by VIEs of $296,830 in 2014
and $342,078 in 2013, net of allowance of $94,258 in 2014 and $90,592 in 2013	436,330	455,569
Inventory	215,435	213,997
Real Estate held for investment ($23,692 in 2014 and $15,836 in 2013 held by VIEs)	93,032	107,336
Real estate held for sale ($15,183 in 2014 and $23,664 in 2013 held by VIEs)	38,021	33,971
Properties and equipment, net ($7,730 in 2014 and $7,899 in 2013 held by VIEs)	85,644	78,108
Goodwill and intangible assets, net	68,404	67,706
Other assets ($1,332 in 2014 and $2,413 in 2013 held by VIEs)	106,747	75,685
Total assets	$1,414,675	1,441,365

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC (held by VIE)	$26,986	68,517
Receivable-backed notes payable - recourse ($0 in 2014 and $5,899 in 2013
held by VIEs)	85,982	74,802
Receivable-backed notes payable - non-recourse (held by VIEs)	329,569	368,759
Notes and mortgage notes payable and other borrowings	101,621	102,519
Junior subordinated debentures	148,724	147,431
Deferred income taxes	97,347	77,089
Shares subject to mandatory redemption	12,535	12,362
Other liabilities ($12,785 in 2014 and $12,355 in 2013 held by VIEs)	166,324	167,490
Total liabilities	$969,088	1,018,969

Commitments and contingencies (See Note 11)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value;
authorized 15,000 shares; issued and outstanding 15,000 shares
with a stated value of $1,000 per share	$-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 71,641,890 in 2014 and 71,264,563 in 2013	$716	713
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 7,510,894 in 2014 and 7,337,043 in 2013	75	73
Additional paid-in capital	143,251	142,585
Accumulated earnings	108,206	95,810
Accumulated other comprehensive income	284	240
Total BFC Financial Corporation ("BFC") equity	252,532	239,421
Noncontrolling interests	193,055	182,975
Total equity	445,587	422,396
Total liabilities and equity	$1,414,675	1,441,365

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Sales of VOIs	$64,071	58,591	124,315	115,875
Trade sales	15,804	-	32,671	-
Interest income	21,499	22,807	43,700	46,363
Fee-based sales commission	43,194	26,695	70,309	45,560
Other fee-based services revenue	23,008	20,416	44,933	39,701
Net gains on the sales of assets	3,926	2,194	3,877	4,256
Other revenue	1,817	1,471	4,236	3,091
Total revenues	$173,319	132,174	324,041	254,846

Costs and Expenses
Cost of sales of VOIs	8,277	7,808	15,325	14,369
Cost of goods sold	11,445	-	23,546	-
Cost of other fee-based services	14,770	12,596	28,322	25,381
Interest expense	12,300	13,306	24,977	25,808
(Recoveries from) provision for loan losses	(2,046)	172	(3,294)	931
(Loss recoveries on) asset impairments, net	(94)	2,977	1,225	5,142
Selling, general and administrative expenses	103,299	89,326	193,950	167,029
Total costs and expenses	$147,951	126,185	284,051	238,660

Other income	811	329	1,559	697
Income from continuing operations before income taxes	26,179	6,318	41,549	16,883
Less: Provision for income taxes	11,447	5,540	20,229	13,117
Income from continuing operations	14,732	778	21,320	3,766

Income (loss) from discontinued operations, net of taxes	103	(78)	57	(128)

Net income	14,835	700	21,377	3,638
Less: Net income attributable to noncontrolling interests	5,575	2,402	8,981	7,898
Net income (loss) attributable to BFC	$9,260	(1,702)	12,396	(4,260)

				CONTINUED

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Basic and Diluted Earnings (Loss) Per Common Share
Attributable to BFC (Note 15):
Basic Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations	$0.11	(0.02)	0.15	(0.05)
Earnings (loss) per share from discontinued operations	-	-	-	-
Net earnings (loss) per common share	$0.11	(0.02)	0.15	(0.05)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations	$0.11	(0.02)	0.15	(0.05)
Earnings (loss) per share from discontinued operations	-	-	-	-
Net earnings (loss) per common share	$0.11	(0.02)	0.15	(0.05)

Basic weighted average number of
common shares outstanding	83,513	77,715	83,350	77,640

Diluted weighted average number of common
and common equivalent shares outstanding	84,698	77,715	84,664	77,640

Amounts attributable to BFC common shareholders:
Income (loss) from continuing operations, net of tax	$9,157	(1,624)	12,339	(4,155)
Income (loss) from discontinued operations, net of tax	103	(78)	57	(105)
Net income (loss) available to common shareholders	$9,260	(1,702)	12,396	(4,260)

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Comprehensive Income (Loss) - Unaudited
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$14,835	700	21,377	3,638

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of tax	6	15	18	46

Unrealized gains from foreign currency translation	13	-	42	-

Other comprehensive income, net of tax	$19	15	60	46

Comprehensive income, net of tax	14,854	715	21,437	3,684
Less: Comprehensive income attributable
to noncontrolling interests	5,579	2,402	8,997	7,898
Total comprehensive income (loss) attributable to BFC	$9,275	(1,687)	12,440	(4,214)

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statement of Changes in Equity - Unaudited
For the Six Months Ended June 30, 2014 and 2013
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2012	70,309	6,860	$703	69	231,287	66,747	161	298,967	208,822	507,789
Net (loss) income	-	-	-	-	-	(4,260)	-	(4,260)	7,898	3,638
Other comprehensive income	-	-	-	-	-	-	46	46	-	46
Subsidiaries' capital transactions attributable to noncontrolling interest	-	-	-	-	-	-	-	-	1,012	1,012
Net effect of BBX's investment in Woodbridge attributable to noncontrolling interests	-	-	-	-	(6,309)	-	-	(6,309)	6,309	-
Net effect of Bluegreen merger attributable to noncontrolling interests	-	-	-	-	67,713	-	-	67,713	(67,713)	-
Consideration paid in connection with Bluegreen merger	-	-	-	-	(149,212)	-	-	(149,212)	-	(149,212)
Subsidiaries' capital transactions attributable to BFC	-	-	-	-	627	-	-	627	-	627
Issuance of Common Stock from exercise of options	102	448	1	4	220	-	-	225	-	225
Share-based compensation	-	-	-	-	528	-	-	528	-	528
Balance, June 30, 2013	70,411	7,308	$704	73	144,854	62,487	207	208,325	156,328	364,653

Balance, December 31, 2013	71,265	7,337	$713	73	142,585	95,810	240	239,421	182,975	422,396
Net income	-	-	-	-	-	12,396	-	12,396	8,981	21,377
Other comprehensive income	-	-	-	-	-	-	44	44	16	60
Subsidiaries' capital transactions attributable to noncontrolling interest	-	-	-	-	-	-	-	-	1,126	1,126
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(43)	(43)
Subsidiaries' capital transactions attributable to BFC	-	-	-	-	550	-	-	550	-	550
Issuance of Common Stock from exercise of options	632	174	6	2	322	-	-	330	-	330
Purchase and retirement of Class A Common Stock	(255)	-	(3)	-	(982)	-	-	(985)	-	(985)
Share-based compensation	-	-	-	-	776	-	-	776	-	776
Balance, June 30, 2014	71,642	7,511	$716	75	143,251	108,206	284	252,532	193,055	445,587

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$39,197	16,333

Investing activities:
Proceeds from redemption of tax certificates	462	1,514
Purchase of tax certificates	-	(31)
Proceeds from the maturities of interest bearing deposits	-	496
Distributions from unconsolidated affiliates	224	31
Investments in unconsolidated real estate joint ventures	(2,595)	(1,300)
Repayments of loans	30,997	41,479
Proceeds from the sales of loans transferred to held for sale	-	1,100
Proceeds from sales of real estate	13,870	22,496
Proceeds from contribution of real estate to
unconsolidated joint ventures	4,710	-
Additions to real estate	(312)	-
Purchases of property and equipment, net	(11,468)	(4,645)
Cash paid for acquisitions, net of cash acquired	(2,000)	-
Net cash provided by investing activities	$33,888	61,140

Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	(41,531)	(42,399)
Repayments of notes, mortgage notes payable and other borrowings	(86,556)	(76,985)
Proceeds from notes, mortgage notes payable and other borrowings	57,289	111,382
Payments for debt issuance costs	(312)	(2,519)
Retirement of BFC's common stock	(985)	-
Proceeds from the exercise of BFC stock options	330	225
Proceeds from the exercise of subsidiary stock options	-	400
Consideration paid in connection with the Bluegreen merger	-	(149,212)
Distributions to non-controlling interest	(43)	-
Net cash used in financing activities	$(71,808)	(159,108)

Increase (decrease) in cash and cash equivalents	1,277	(81,635)
Cash and cash equivalents at beginning of period	217,636	232,025
Cash and cash equivalents at end of period	$218,913	150,390

		CONTINUED

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2014	2013
Supplemental cash flow information:
Interest paid on borrowings and deposits	$22,099	23,524
Income taxes paid	10,208	4,072
Income tax refunded	(77)	(4)

Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate
held-for-sale or real estate held-for-investment	$13,229	14,086
Real estate held-for-investment transferred to investment
in joint ventures	1,920	-
Real estate held-for-investment transferred to real
estate held-for-sale	18,916	-
Loans receivable transferred to property and equipment	-	12,834
Receivable from sale of real estate held-for-sale	5,265	-
Tax certificates transferred to tax certificates held-for-sale	-	494
Increase (decrease) in BFC accumulated other
comprehensive income, net of taxes	44	46
Net increase in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	550	627
Net effect of BBX's investment in Woodbridge attributable to
noncontrolling interest	-	(6,309)
Net effect of the Bluegreen merger attributable to
noncontrolling interest	-	67,713

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation

Notes to Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the consolidated financial condition of BFC at June 30, 2014; the consolidated results of operations and comprehensive income (loss) of BFC for the three and six months ended June 30, 2014 and 2013; changes in consolidated equity of BFC for the six months ended June 30, 2014; and the consolidated cash flows of BFC for the six months ended June 30, 2014 and 2013. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period.  These unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).  All significant inter-company balances and transactions have been eliminated in consolidation.  As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

BFC is a Florida-based holding company whose principal holdings include an approximately 52% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”).  BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures, and investments in middle market operating businesses.  BFC’s principal holdings also include its interest in Woodbridge Holdings, LLC (“Woodbridge”), which is owned 54% by BFC and 46% by BBX Capital.  Woodbridge owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”), a sales, marketing and management company focused on the vacation ownership industry.  BFC also holds interests in other investments and subsidiaries as described herein.  The Company reports the results of its continuing operations through four segments: Bluegreen Resorts; BBX; Florida Asset Resolution Group; and Renin.

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

Pursuant to the BB&T Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”). BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtlantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s $285.4 million in principal amount of outstanding TruPS obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount.  At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter own 100% of FAR through its ownership of FAR’s Class R units.  BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  At June

30, 2014, BB&T’s preferred interest in FAR had been reduced through cash distributions to approximately $27 million.

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

BFC and BBX Capital- Acquisition of Renin Corporation

In October 2013, Renin Holdings, LLC (“Renin”), a newly formed joint venture entity owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and assumed certain liabilities of Renin Corp. (the “Renin Transaction”).  Renin Corp. manufactures interior closet doors, wall décor, hardware and fabricated glass products. Renin is headquartered in Canada and has two manufacturing, assembly and distribution facilities in Canada and the United States and a distribution facility in the United Kingdom.

BBX Capital- Acquisition of Hoffman’s Chocolates and Williams and Bennett

On December 10, 2013, BBX Capital, through its wholly owned subsidiary BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), acquired Hoffman’s Chocolates and its subsidiaries Boca Bons and Good Fortunes (collectively, “Hoffman’s”).  Hoffman’s provides premier chocolate products with a product line of over 70 varieties of confections.  Hoffman’s currently operates 4 retail stores in South Florida.

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in connection with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During 2013, BBX Capital paid to Woodbridge a total of approximately $441,000 of interest on the Note.  During the six months ended June 30, 2014, Woodbridge recognized approximately $294,000 of interest on the Note. In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During the six months ended June 30, 2014, Bluegreen paid a total of $33.5 million in cash dividends to Woodbridge, and Woodbridge has declared and paid cash dividends totaling $32.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($17.4 million to BFC and $14.9 million to BBX Capital). During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

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

Subsequent Events

BBX Sweet Holdings Acquisitions

In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates and Helen Grace Chocolates.  Jer’s is a California based distributor of peanut butter chocolate products internationally and in the United States.  Helen Grace Chocolates is a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles.

BBX Capital’s Joint Venture with Bonterra

In July 2014, BBX Capital entered into a joint venture agreement with CC Devco Homes to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah, Florida.  BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, BBX Capital received a joint venture interest and $2.2 million in cash. BBX Capital is entitled to receive 45% of the joint venture distributions and BBX Capital initially contributed 57% of the capital. BBX Capital continues to be liable for the $8.3 million mortgage that was assumed by the joint venture.

2.    Liquidity

BFC

As of June 30, 2014 and December 31, 2013, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $22.8 million and $15.5 million, respectively.

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

We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and/or repurchase shares of our common stock pursuant to our share repurchase program.  On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors considered by management.    There were no shares repurchased under the share repurchase program during the six months ended June 30, 2014 or the year ended December 31, 2013.

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

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  In addition, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC. BBX Capital and BFC own 46% and 54%, respectively, of Woodbridge.

During the six months ended June 30, 2014, Bluegreen paid a total of $33.5 million in cash dividends to Woodbridge. During 2014, Woodbridge declared and paid cash dividends totaling approximately $32.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($17.4 million to BFC and $14.9 million to BBX Capital).  During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

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

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately $0.6  million at June 30, 2014.  Woodbridge’s principal sources of liquidity are its cash holdings and dividend distributions received from Bluegreen.  As previously described, during the six months ended June 30, 2014, Bluegreen paid a total of $33.5 million in cash dividends to Woodbridge, and during 2014, Woodbridge declared and paid cash dividends totaling approximately $32.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($17.4 million to BFC and $14.9 million to BBX Capital).

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

Bluegreen

Bluegreen had cash and cash equivalents totaling $147.6 million at June 30, 2014. Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities it may put in place will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements for the foreseeable future.  Subject to the successful implementation of ongoing strategic initiatives and the availability of credit, Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities.  Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require.  Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations.  To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

BBX Capital

BBX Capital had cash of $45.0 million as of June 30, 2014, which does not include $2.7 million and $0.2 million of cash held in FAR and Renin, respectively.  BBX Capital had  $4.7 million of current liabilities as of June 30, 2014.  BBX Capital’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate, income from income producing real estate, and distributions received from FAR and Woodbridge.  While FAR is consolidated in BFC and BBX Capital’s financial statements, the cash held in FAR and generated by its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return to BB&T and will generally not be available for distribution to BBX Capital, until the BB&T preferred membership interest is repaid.  The balance of BB&T’s preferred interest in FAR was approximately $27.0  million and $16.4 million at June 30, 2014 and July 31, 2014, respectively.  BBX Capital does not expect its investments in Renin or BBX Sweet Holdings to be a source of liquidity for the foreseeable future.  Based on current and expected liquidity needs and sources, BBX Capital expects to be able to meet its liquidity needs over the next twelve months.

3.    Fair Value Measurement

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of June 30, 2014 or December 31, 2013.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	June 30, 2014
Loans measured for impairment
using the fair value of the
underlying collateral	$126	-	-	126	245
Impaired real estate held-for-
sale and held-for-investment	11,604	-	-	11,604	2,428
Impaired loans held for sale	5,292	-	-	5,292	404
Total	$17,022	-	-	17,022	3,077

(1)	Total impairments represent the amount of losses recognized during the six months ended June 30, 2014 on assets that were held and measured at fair value as of June 30, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis as of June 30, 2014 is as follows (Fair Value in thousands):

As of June 30, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment
using the fair value of the		Fair Value of
underlying collateral	$126	Collateral	Appraisal	$0.1 - $0.4 million ($0.2 million)
Impaired real estate held-for-		Fair Value of
sale and held-for-investment	11,604	Property	Appraisal	$0.1 - $9.0 million ($1.7 million)
		Fair Value of
Impaired loans held for sale	5,292	Collateral	Appraisal	$0.1 - $0.7 million ($0.1 million)
Total	$17,022

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2013	(Level 1)	(Level 2)	(Level 3)	June 30, 2013
Loans measured for impairment
using the fair value of the
underlying collateral	$19,279	-	-	19,279	4,080
Impaired real estate held-for-
sale and held-for-investment	25,076	-	-	25,076	3,776
Impaired loans held for sale	14,653	-	-	14,653	1,190
Total	$59,008	-	-	59,008	9,046

(1)	Total impairments represent the amount of losses recognized during the six months ended June 30, 2013 on assets that were held and measured at fair value as of June 30, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis as of June 30, 2013 was as follows (Fair Value in thousands):

As of June 30, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment
using the fair value of the		Fair Value of
underlying collateral	$19,279	Collateral	Appraisal	$0.1 - $9.0 million ($0.4 million)
Impaired real estate held-for-		Fair Value of
sale and held-for-investment	25,076	Property	Appraisal	$0.1 - $11.8 million ($1.8 million)
		Fair Value of
Impaired loans held for sale	14,653	Collateral	Appraisal	$0.1 - $2.2 million ($0.4 million)
Total	$59,008

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no significant liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of June 30, 2014 or December 31, 2013.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at June 30, 2014 and December 31, 2013 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
-	June 30,	June 30,	Assets	Inputs	Inputs
	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held
for sale, net	86,171	89,383	-	-	89,383
Notes receivable, net	436,330	530,000	-	-	530,000
Notes receivable from preferred shareholders (1)	5,063	4,100	-	-	4,100

Financial liabilities:
Receivable-backed notes payable	$415,551	416,800	-	-	416,800
Notes and mortgage notes payable and
other borrowings	101,621	104,814	-	-	104,814
BB&T preferred interest in FAR	26,986	27,059	-	-	27,059
Junior subordinated debentures	148,724	134,500	-	-	134,500
Shares subject to mandatory redemption	12,535	11,000	-	-	11,000

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held
for sale, net	126,072	131,853	-	-	131,853
Notes receivable, net	455,569	540,000	-	-	540,000
Notes receivable from preferred shareholders (1)	5,013	4,100	-	-	4,100

Financial liabilities:
Receivable-backed notes payable	$443,561	447,700	-	-	447,700
Notes and mortgage notes payable and
other borrowings	102,519	101,961	-	-	101,961
BB&T preferred interest in FAR	68,517	69,032	-	-	69,032
Junior subordinated debentures	147,431	120,000	-	-	120,000
Shares subject to mandatory redemption	12,362	11,000	-	-	11,000

(1)	Notes receivable from preferred shareholders is included in other assets on BFC’s statements of financial condition as of June 30, 2014 and December 31, 2013.

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

Fair values are estimated for loan portfolios with similar financial characteristics.  Loans are segregated by category, and each loan category is further segmented into performing and non-performing categories.  The fair value of BBX Capital’s performing loans is calculated using an income approach with Level 3 inputs by discounting forecasted cash flows using estimated market discount rates that reflect the interest rate and credit risk inherent in the loan portfolio.  BBX Capital’s management assigns a credit risk premium and an illiquidity adjustment to these loans based on delinquency status.  The fair value of non-performing collateral dependent loans is estimated using an income approach with Level 3 inputs utilizing the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

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

4.    Variable Interest Entities

Bluegreen

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction (the “Legacy Securitization”) entered into in 2010 which was guaranteed by Bluegreen and repaid in full on April 24, 2014 (See Note 10 below and Note 11 to the consolidated financial statements included in BFC’s Annual Report for further information regarding the Legacy Securitization).  These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third-parties.  In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable.  Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties, which contain terms and conditions which Bluegreen believes generally reflect market conditions at the time of the securitizations.

With each securitization, Bluegreen generally retains a portion of the securities.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of June 30, 2014, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no triggering events were in effect.

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

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest or, in certain facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage notes receivable.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the six months ended June 30, 2014 and 2013 were $2.8 million and $4.3  million, respectively.  Bluegreen’s maximum exposure to loss relating to non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s VIEs included in BFC’s consolidated statements of financial condition is set forth below (in thousands):

	As of
	June 30,	December 31,
	2014	2013
Restricted cash	$29,052	$36,263
Securitized notes receivable, net	296,830	342,078
Receivable backed notes payable - non-recourse	329,569	368,759
Receivable backed notes payable - recourse	-	5,899

The restricted cash and the securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

BBX Capital

FAR

In consideration for BB&T assuming BBX Capital’s $285.4 million in principal amount of TruPS in connection with the sale of BankAtlantic, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum.  At that time, BB&T’s interest in FAR will terminate, and BBX Capital, which holds the remaining 5% preferred membership interest in the net cash flows of FAR, will thereafter own 100% of FAR.  BBX Capital provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At June 30, 2014, and July 31, 2014, BB&T’s preferred interest in FAR has been reduced to approximately $27.0 million and $16.4 million, respectively.

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

The activities of FAR are governed by the amended and restated limited liability company operating agreement, which grants the Board of Managers decision-making authority over FAR.  The Board of Managers has four members, two members elected by BBX Capital and two members elected by BB&T.  Any action on matters before the Board of Managers requires the approval of at least three of the members.  The members designated by BB&T must resign from the Board of Managers upon the full redemption of its preferred interest in FAR.

The carrying amount of assets and liabilities of FAR and the classification of these assets and liabilities in BFC’s consolidated statements of financial condition as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

	As of
	June 30,	December 31,
	2014	2013
Cash and interest bearing deposits in banks	$2,668	8,388
Loans held-for-sale	46,641	53,846
Loans receivable, net	27,818	56,170
Real estate held-for-investment	23,279	15,509
Real estate held-for-sale	15,183	23,664
Properties and equipment, net	7,730	7,899
Other assets	957	2,413
Total assets	$124,276	167,889
BB&T preferred interest in FAR, LLC	$26,986	68,517
Other liabilities	12,698	12,343
Total liabilities	$39,684	80,860

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

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $111 million as of June 30, 2014, consisting of a loss of $84  million in net assets and the incremental guarantee in favor of BB&T for repayment of the $27  million balance of the preference amount.

JRG / BBX Development, LLC (“North Flagler”)

In October 2013, an indirect wholly-owned subsidiary of BBX Capital entered into the North Flagler joint venture with JRG USA and in connection with the formation of the joint venture JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre real estate parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida and BBX Capital invested $0.5 million of cash.  This joint venture is seeking to expand land entitlements and is currently working to amend the current zoning designation and increase the parcel’s residential height restrictions with a view to increasing the value of the parcel.  BBX Capital is entitled to receive 80% of any joint venture distributions until BBX Capital recovers its capital investment and then will be entitled to receive 70%

of any joint venture distributions thereafter.  BBX Capital’s indirect wholly-owned subsidiary is the managing member and has control of all aspects of the operations of the joint venture.

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

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in the statement of financial condition was as follows (in thousands):

	As of
	June 30,	December 31,
	2014	2013
Cash and interest bearing deposits in banks	$109	298
Real estate held-for-investment	413	327
Other assets	375	-
Total assets	$897	625
Other liabilities	$87	12
Noncontrolling interest	$135	135

BBX Capital’s maximum loss exposure in North Flagler if all of North Flagler’s assets were deemed worthless would have been $  $675,000 as of June 30, 2014.

5.     BBX Capital’s Loans Held-for-Sale

BBX Capital’s loans held-for-sale were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Residential	$35,070	38,223
First-lien consumer	3,729	4,176
Small business	7,842	11,447
Total loans held-for-sale	$46,641	53,846

Loans held-for-sale are reported at the lower of cost or fair value.  BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  BBX Capital transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  All loans held-for-sale at June 30, 2014 and December 31, 2013 were owned by FAR.

In July 2014, BBX Capital received net proceeds of approximately $9.6 million from the sale of its first-lien consumer loan portfolio and $5.3 million of its residential loans.

6.    BBX Capital’s Loans Receivable

BBX Capital’s loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Commercial non-real estate	$1,362	3,331
Commercial real estate	31,971	62,937
Consumer	8,078	8,618
Residential	-	53
Total gross loans	41,411	74,939
Adjustments:
Premiums, discounts and net deferred fees	-	-
Allowance for loan losses	(1,881)	(2,713)
Loans receivable -- net	$39,530	72,226

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

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was as follows (in thousands):

	June 30,	December 31,
Loan Class	2014	2013
Commercial non-real estate	$1,362	3,331
Commercial real estate	21,228	45,540
Consumer	3,022	2,972
Residential	-	53
Total nonaccrual loans	$25,612	51,896

An age analysis of the past due recorded investment in loans receivable as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
June 30, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	1,032	1,362
Commercial real estate:	989	-	8,202	9,191	22,780	31,971
Consumer	442	-	2,606	3,048	5,030	8,078
Residential:	-	-	-	-	-	-
Total	$1,431	-	11,138	12,569	28,842	41,411

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	2,269	2,269	1,062	3,331
Commercial real estate:	-	-	22,729	22,729	40,208	62,937
Consumer	317	293	2,480	3,090	5,528	8,618
Residential:	-	-	53	53	-	53
Total	$317	293	27,531	28,141	46,798	74,939

(1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of June 30, 2014 and December 31, 2013.

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the three months ended June 30, 2014 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$-	113	-	1,475	-	1,588
Charge-offs :	-	-	-	(281)	(1)	(282)
Recoveries :	27	2,083	80	379	52	2,621
Provision:	(27)	(2,081)	(80)	193	(51)	(2,046)
Ending balance	$-	115	-	1,766	-	1,881
Ending balance individually
evaluated for impairment	$-	-	-	-	-	-
Ending balance collectively
evaluated for impairment	-	115	-	1,766	-	1,881
Total	$-	115	-	1,766	-	1,881
Loans receivable:
Ending balance individually
evaluated for impairment	$1,362	21,228	-	2,229	-	24,819
Ending balance collectively
evaluated for impairment	$-	10,743	-	5,849	-	16,592
Total	$1,362	31,971	-	8,078	-	41,411
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the three months ended June 30, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,196	1,437	-	1,993	623	5,249
Charge-offs:	-	(2,509)	-	(911)	(59)	(3,479)
Recoveries :	84	1,870	42	559	747	3,302
Provision :	104	174	(42)	1,084	(1,148)	172
Ending balance	$1,384	972	-	2,725	163	5,244
Ending balance individually
evaluated for impairment	$822	461	-	-	-	1,283
Ending balance collectively
evaluated for impairment	562	511	-	2,725	163	3,961
Total	$1,384	972	-	2,725	163	5,244
Loans receivable:
Ending balance individually
evaluated for impairment	$3,341	135,249	-	4,563	38,374	181,527
Ending balance collectively
evaluated for impairment	$6,824	23,170	-	10,010	10,700	50,704
Total	$10,165	158,419	-	14,573	49,074	232,231
Proceeds from loan sales	$-	1,100	-	-	-	1,100
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the six months ended June 30, 2014 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$954	227	-	1,532	-	2,713
Charge-offs :	(1,939)	-	-	(359)	(1)	(2,299)
Recoveries :	41	3,749	187	690	94	4,761
Provision :	944	(3,861)	(187)	(97)	(93)	(3,294)
Ending balance	$-	115	-	1,766	-	1,881
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the six months ended June 30, 2013 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-offs:	-	(3,688)	-	(1,287)	(448)	(5,423)
Recoveries :	255	2,147	116	1,017	890	4,425
Provision :	(606)	644	(116)	1,734	(725)	931
Ending balance	$1,384	972	-	2,725	163	5,244
Proceeds from loan sales	$-	1,100	-	-	-	1,100
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

Impaired Loans – BBX Capital’s loans are considered impaired when, based on current information and events, BBX Capital believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated as part of BBX Capital’s on-going credit monitoring process for commercial loans which results in the evaluation for impairment of substandard loans.  Factors considered in determining if a loan is impaired are past payment history, financial strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is established, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan.  Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell.  Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

BBX Capital’s impaired loans as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	As of June 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$-	-	-	3,001	4,472	954
Commercial real estate:	-	-	-	-	-	-
Consumer	949	2,138	949	920	2,228	920
Residential:	-	-	-	-	-	-
Total with allowance recorded	$949	2,138	949	3,921	6,700	1,874
With no related allowance recorded:
Commercial non-real estate	$1,362	3,097	-	330	634	-
Commercial real estate:	21,875	53,280	-	45,540	79,186	-
Consumer	6,692	8,602	-	7,165	8,730	-
Residential:	-	-	-	53	189	-
Total with no allowance recorded	$29,929	64,979	-	53,088	88,739	-
Total:
Commercial non-real estate	$1,362	3,097	-	3,331	5,106	954
Commercial real estate	21,875	53,280	-	45,540	79,186	-
Consumer	7,641	10,740	949	8,085	10,958	920
Residential	-	-	-	53	189	-
Total	$30,878	67,117	949	57,009	95,439	1,874

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three and six months ended June 30, 2014 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$-	-	-	-
Commercial real estate:	-	-	-	-
Consumer	1,048	4	930	5
Residential:	-	-	-	-
Total with allowance recorded	$1,048	4	930	5
With no related allowance recorded:
Commercial non-real estate	$1,390	-	1,391	-
Commercial real estate:	21,876	154	21,879	274
Consumer	6,738	50	6,790	127
Residential:	-	-	-	-
Total with no allowance recorded	$30,004	204	30,060	401
Total:
Commercial non-real estate	$1,390	-	1,391	-
Commercial real estate	21,876	154	21,879	274
Consumer	7,786	54	7,720	132
Residential	-	-	-	-
Total	$31,052	208	30,990	406

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

BBX Capital monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly.  Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of June 30, 2014 were $18.9 million of collateral dependent loans, which were measured for impairment using current appraisals.

BBX Capital had no commitments to lend additional funds on impaired loans as of June 30, 2014.

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

There were  no troubled debt restructurings during the three and six months ended June 30, 2014 or 2013.  There were  no loans modified in troubled debt restructurings since January 1, 2013 through June 30, 2014 that experienced a payment default during the three and six months ended June 30, 2014. There were  no loans modified in troubled debt restructurings since January 1, 2012 through June 30, 2013 that experienced a payment default during the three and six months ended June 30, 2013.

7.     Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and Bluegreen’s allowance for credit losses (dollars in thousands):

	As of
	June 30,	December 31,
	2014	2013
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$161,898	127,451
VOI notes receivable - securitized	367,770	420,848
Purchase accounting adjustment	(2,665)	(6,277)
	527,003	542,022
Allowance for credit losses	(93,893)	(90,188)
VOI notes receivable, net	$433,110	451,834
Allowance as a % of VOI notes receivable	18%	17%

Notes receivable secured by homesites:
Homesite notes receivable	$3,585	4,139
Allowance for credit losses	(365)	(404)
Homesite notes receivable, net	$3,220	3,735
Allowance as a % of homesite notes receivable	10%	10%

Total notes receivable
Gross notes receivable	$533,253	552,438
Purchase accounting adjustment	(2,665)	(6,277)
Allowance for credit losses	(94,258)	(90,592)
Notes receivable, net	$436,330	455,569
Allowance as a % of notes receivable	18%	17%

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method. BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from  4% to 9%.  As of June 30, 2014 and December 31, 2013, the outstanding contractual unpaid principal balance of the acquired notes was $94.2  million and $112.1 million, respectively. During June 2013, management revised its assumptions used in the calculation of cash flows expected to be collected on the acquired notes resulting in a $5.7 million impairment charge which was recorded as a valuation allowance. As of June 30, 2014 and December 31, 2013, the carrying amount of the acquired notes, net of a valuation allowance of $5.7 million at each date, was $85.9  million and $100.1 million, respectively.

The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at June 30, 2014 and December 31, 2013. The following is a reconciliation of accretable yield as of June 30, 2014 and December 31, 2013 (in thousands):

	For the Six	For the Twelve
	Months Ended	Months Ended
Accretable Yield	June 30,	December 31,
	2014	2013
Balance, beginning of period	$31,678	54,170
Accretion	(6,782)	(17,097)
Reclassification to nonaccretable yield	(353)	(5,395)
Balance, end of period	$24,543	31,678

The weighted-average interest rate on Bluegreen’s notes receivable was 15.9% and 15.8%  at June 30, 2014 and December 31, 2013, respectively.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on loans secured by VOIs was 16.0% and 15.9%  as of June 30, 2014 and December 31, 2013, respectively.   The majority of Bluegreen’s notes receivable secured by homesites, which were excluded from Bluegreen’s May 2012 sale of substantially all of the assets of its Bluegreen Communities division, bear interest at variable rates.  The weighted-average interest rate charged on loans secured by homesites was  7.6% and 7.7% as of June 30, 2014 and December 31, 2013, respectively.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all of Bluegreen’s delinquent notes receivable when principal or interest payments are more than three months contractually past due and interest income is not resumed until such loans are less than three months past due.  As of June 30, 2014 and December 31, 2013, $10.9 million and $11.3 million, respectively, of Bluegreen’s VOI notes receivable were more than three months past due and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit loss.

Credit Quality for Financial Receivables and Allowance for Credit Losses

Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables. In estimating future credit losses, Bluegreen’s management does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, as well as the FICO® scores of the borrowers.

The table below sets forth the activity in Bluegreen’s allowance for credit losses (including homesite notes receivable) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Six Months Ended
	June 30,
	2014	2013
Balance, beginning of period	$90,592	63,374
Provision for credit losses	17,443	20,912
Write-offs of uncollectible receivables	(13,777)	(12,870)
Balance, end of period	$94,258	71,416

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of June 30, 2014 and December 31, 2013 (in thousands):

	As of
	June 30,	December 31,
	2014	2013
Current	$509,995	523,526
31-60 days	5,088	7,694
61-90 days	3,766	5,810
> 90 days (1)	10,819	11,269
Purchase accounting adjustments	(2,665)	(6,277)
Total	$527,003	542,022

(1)

Includes $6.5 million and $5.2 million as of June 30, 2014 and December 31, 2013, respectively, relating to VOI notes receivable that, as of such dates, had been defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit loss.

8.     Inventory

Inventory consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2014	2013
Completed VOI units	$184,174	187,592
Real estate held for future development	83,604	83,540
Land and facilities held for sale	645	586
Other inventory	10,899	9,155
Purchase accounting adjustment	(63,887)	(66,876)
Total	$215,435	213,997

The Company’s inventory is primarily comprised of Bluegreen’s completed VOIs, Bluegreen’s VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to the inventory held by Bluegreen Resorts, the operating segment which comprises all of Bluegreen’s continuing operations, during the three or six months ended June 30, 2014 or 2013.

Interest capitalized to VOI inventory during the three and six months ended June 30, 2014 and 2013 was insignificant.  The interest expense reflected in the consolidated financial statements is net of capitalized interest.

As of June 30, 2014, other inventory was comprised of approximately $10.9 million in raw materials, work in process and finished goods related to Renin and BBX Sweet Holdings.  Other inventory is measured at the lower of cost, determined on a first-in, first-out basis, or market.  Cost includes all costs of conversions, including materials, direct labor, production overhead and amortization of equipment.  Raw materials are stated at the lower of cost, determined on a first-in, first-out basis, or market determined by reference to replacement cost.

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

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of June 30,	As of December 31,
	2014	2013
Land	$32,005	18,268
Rental properties	1,748	6,168
Residential single-family	3,781	6,447
Other	487	3,088
Total held-for-sale	$38,021	33,971

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of June 30,	As of December 31,
	2014	2013
Land	$61,052	79,656
Rental properties	31,191	26,891
Other	789	789
Total held-for-investment	$93,032	107,336

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$33,444	108,430	33,971	107,336
Acquired through foreclosure	881	(63)	1,730	11,499
Transfers	15,345	(15,345)	18,916	(18,916)
Purchases	-	-	-	-
Improvements	-	119	-	311
Accumulated depreciation	-	(109)	-	(212)
Sales	(11,578)	-	(16,388)	(4,800)
Impairments	(71)	-	(208)	(2,186)
End of Period	$38,021	93,032	38,021	93,032

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013		June 30, 2013
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$38,888	38,781	45,637	37,413
Acquired through foreclosure	6,063	4	12,191	1,894
Improvements	-	-	-	-
Sales	(6,660)	-	(18,384)	(465)
Impairments	(2,248)	-	(3,401)	(57)
End of Period	$36,043	38,785	36,043	38,785

10.     Debt

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth information regarding the lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable) and notes payable of BBX Capital as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	As of June 30, 2014			As of December 31, 2013
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$67,500	8.05%	$44,750	$70,500	8.05%	$51,844
Foundation Capital	7,132	8.00%	10,596	7,234	8.00%	10,596
Capital Source Term Loan	3,784	5.91%	11,648	4,208	5.92%	11,615
Fifth Third Bank Note	2,361	3.16%	9,067	2,474	3.17%	4,206
NBA Line of Credit	5,064	5.50%	10,168	9,544	5.50%	15,437
Other	-	-	-	151	5.00%	1,597
	85,841		86,229	94,111		95,295
Less purchase accounting
adjustments	(149)		-	(171)		-
Total Bluegreen	$85,692		$86,229	$93,940		$95,295

BBX Capital:
Promissory note (1)	8,454	Prime + 1.0%	30,685	8,579	Prime + 1.0%	19,570
Wells Fargo Loans	7,475	(2)	23,095	-	-	-
Total BBX Capital	$15,929		$53,780	$8,579		$19,570

Total Notes Payable	$101,621		$140,009	$102,519		$114,865

(1)	The promissory note bears interest at Prime Rate (as published in the Wall Street Journal) plus 1.00%.
(2)

The term loan and revolving advance facility bear interest at the Canadian Prime Rate or the daily three month LIBOR rate plus a margin specified in the credit agreement at various rates from 0.5% to 3.25% per annum.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund Bluegreen’s operations. Additional information regarding each of Bluegreen’s lines of credit and notes payable facilities set forth above is included in Note 11 of BFC’s Annual Report.  Bluegreen had no new debt issuances and there were  no significant changes related to its lines–of-credit and notes payable (other than receivable-backed notes payable, as described below) during the six months ended June 30, 2014.  Bluegreen was in compliance with all applicable debt covenants under its debt instruments as of June 30, 2014.

BBX Capital

New debt and significant changes related to BBX Capital’s notes payable during the six months ended June 30, 2014 are as follows:

On October 30, 2013, Renin which is owned  81% by BBX Capital and 19% by BFC, through newly formed acquisition subsidiaries acquired substantially all of the assets of Renin Corp. and its subsidiaries (the “Renin Acquisition”).  Bluegreen Specialty Finance, LLC, a subsidiary of Bluegreen, funded approximately $9.4 million of the transaction consideration in a term loan and revolver facility (the “Renin Loan”).  The Renin Loan included a $3.0 million term loan and provided for additional borrowings of up to $9 million on a revolving basis, of which $10.5 million in the aggregate was borrowed by Renin.  Amounts outstanding under the Renin Loan bore interest at a fixed rate of 7.25% per annum and were collateralized by substantially all of the assets of Renin.  Because both Renin and Bluegreen are consolidated in BFC’s financial statements, the Renin Loan was eliminated in consolidation.

On June 11, 2014, Renin entered into a credit agreement with Wells Fargo Capital Finance Corporation (“Lender”).  Under the terms and conditions of the Credit Agreement, the Lender made a $1.5 million term loan to Renin.  The Credit Agreement also includes a revolving advance facility pursuant to which the Lender agreed to make loans to Renin on a revolving basis up to a maximum of approximately $18 million or, if lesser, the Borrowing Base (as defined in the Credit Agreement), subject to the Borrowers’ compliance with the terms and conditions of the Credit Agreement, including certain specific financial covenants.  Upon execution of the Credit Agreement and funding of the term loan, the Lender also made loans to Renin in the aggregate amount of approximately $6.5 million under the revolving advance facility.  Amounts outstanding under the term loan and revolving advance facility bear interest at the Canadian Prime Rate or the daily three month LIBOR rate plus a margin specified in the Credit Agreement at various rates from 0.5% to 3.25% per annum.  The loans are collateralized by all of Renin’s assets.  The term loan and borrowings under the revolving advance facility mature on June 11, 2019.  The approximate $8.0 million of financing received by Renin from the Lender, together with pro rata capital contributions to Renin from BBX Capital and BFC of $2,025,000 and $475,000, respectively, were utilized to repay in full the Renin Loan.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of June 30, 2014			As of December 31, 2013
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed notes payable:
Liberty Bank Facility	$34,631	4.25%	$44,669	$19,756	4.25%	$23,956
Legacy Securitization (1)	-	-	-	6,569	12.00%	14,662
NBA Receivables Facility	22,342	4.50%	28,864	28,505	4.50-6.75%	34,143
CapitalSource Facility	29,009	4.66%	37,249	20,642	4.67%	27,651
Total before discount	85,982		110,782	75,472		100,412
Less unamortized discount on
Legacy Securitization	-		-	(670)		-
Total	$85,982		$110,782	$74,802		$100,412

Non-recourse receivable-backed notes payable:
BB&T/DZ Purchase Facility	$14,828	3.88%	$20,601	$-	-	$-
Quorum Purchase Facility	21,049	5.50-6.90%	24,326	23,775	5.50-6.90%	27,280
GE 2004 Facility	-	-	-	4,416	7.16%	4,956
GE 2006 Facility	21,466	7.35%	23,856	25,341	7.35%	28,112
2006 Term Securitization	16,103	6.16%	16,997	20,411	6.16%	21,700
2007 Term Securitization	36,833	7.32%	40,715	44,197	7.32%	49,015
2008 Term Securitization	14,283	7.88%	16,045	16,998	7.88%	19,072
2010 Term Securitization	43,488	5.54%	52,254	50,486	5.54%	60,762
2012 Term Securitization	67,567	2.94%	74,615	76,337	2.94%	84,427
2013 Term Securitization	93,952	3.20%	98,361	106,798	3.20%	110,862
Total	$329,569		$367,770	$368,759		$406,186
Total receivable-backed debt	$415,551		$478,552	$443,561		$506,598

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

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during 2014 include:

Legacy Securitization.  On April 24, 2014, Bluegreen paid in full the notes payable issued in connection with the Legacy Securitization.  Accordingly, Bluegreen wrote off the related unamortized discounts and debt issuance costs of approximately $754,000.

BB&T/DZ Purchase Facility. In accordance with the terms of Bluegreen’s timeshare notes receivable purchase facility with Branch Banking and Trust Company and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (the “BB&T/DZ Purchase Facility”), the maximum outstanding financings increased from $20 million at December 31, 2013 to $80 million on April 1, 2014.  Availability under the BB&T/DZ Purchase Facility is on a revolving basis through December 17, 2014, and amounts financed are secured by timeshare receivables at an advance rate of 70%, subject to eligible collateral and other terms of the facility, which Bluegreen believes to be customary for financing arrangements of this type.

Quorum Purchase Facility. In July 2014, the facility was extended and amended pursuant to which Quorum agreed to purchase on a revolving basis through October 31, 2014 eligible timeshare receivables in an amount of up to an aggregate $40.0 million purchase price, pursuant to the terms of the facility and subject to certain conditions precedent.  The terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.0% per annum, with respect to any future advances.  Future advances are also subject to a loan purchase fee of 0.5%.  As of June 30, 2014, $10.9 million of the outstanding balance bore interest at a fixed rate of 5.5%, and $10.1 million of the outstanding balance bore interest at a fixed rate of 6.9%.  These amounts and interest rates were not impacted by the July 2014 amendment.  Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale.  Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.

GE 2004 Facility.  On May 1, 2014, Bluegreen paid in full the notes payable issued in connection with the GE 2004 Facility.  Accordingly, Bluegreen wrote off the related unamortized debt issuance costs of approximately $171,000.

See Note 11 of BFC’s Annual Report for further information with respect to each of the above listed receivable-backed notes payable facilities.

Junior Subordinated Debentures

Woodbridge and Bluegreen formed statutory business trusts, each of which issued trust preferred securities and invested the proceeds thereof in Woodbridge’s and Bluegreen’s respective junior subordinated debentures.  These trusts are variable interest entities in which Woodbridge and Bluegreen, respectively, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these business trusts; instead, the trusts are accounted for under the equity method of accounting.  Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.    There were no significant changes related to Woodbridge’s $85.0 million or Bluegreen’s $110.8 million of junior subordinated debentures during the six months ended June 30, 2014.

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

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  As of June 30, 2014 and December 31, 2013, $11.9 million was accrued for pending legal proceedings involving BFC or its wholly-owned subsidiaries, or Woodbridge, at its parent company level (all of which related to the Woodbridge appraisal rights litigation described below).

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

Reserves are accrued for matters in which Bluegreen’s management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  As of June 30, 2014,  $125,000  had been accrued for matters believed by Bluegreen’s management to meet these criteria.  Bluegreen’s management does not believe that the aggregate liability relating to known contingencies in excess of the aggregate amounts accrued will have a material impact on Bluegreen’s financial statements.  However, litigation is inherently uncertain and the actual costs of resolving legal claims may be substantially higher than the amounts accrued and may have a material adverse impact on Bluegreen’s or BFC’s financial statements.

Bluegreen’s management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur.  In certain matters, Bluegreen’s management is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss.  Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported the claim.

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004 (the “Assessment Period”).  On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property.  Bluegreen believed the attempt to impose such a tax was contrary to Tennessee law and vigorously opposed such assessment by the Division.  By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable.  The State of Tennessee Department of Revenue confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but took the position that Bluegreen owed a total of $0.7 million in taxes and interest based on the second type of transaction.  On August 1, 2011, Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the State of Tennessee Department of Revenue.  On December 13, 2013, the Chancery Court ruled that the imposition by the Tennessee Department of Revenue of sales tax for the Assessment Period upon use of Bluegreen Vacation Club accommodations located in Tennessee by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property was valid.  Bluegreen does not believe this ruling extends beyond the Assessment Period and does not believe the State of Tennessee has the legal right to increase the assessment or apply it to any other time period.  On February 10, 2014, Bluegreen filed its Notice of Appeal with respect to the Chancery Court’s ruling.  Bluegreen subsequently decided not to pursue the appeal and, during May 2014, paid approximately $873,000 to the Tennessee Department of Revenue, representing the amount of the tax assessment and accrued interest plus the Tennessee Department of Revenue’s legal costs related to the litigation, in resolution of the matter.

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

BBX Capital’s reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of June 30, 2014 are not material to BBX Capital’s or BFC’s financial statements.  The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable.  Management of BBX Capital currently estimates the aggregate range of reasonably possible losses of up to  $4.4  million.  This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available as of June 30, 2014.  The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.  Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure.

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

BBX Capital received notices from BB&T regarding a series of pending and threatened claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  These third party claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts.  BB&T’s notice asserts its belief that it may be entitled to indemnification under the BB&T Agreement with respect to such claims as well as another third party claim relating to an action which was recently settled by BB&T.  On July 31, 2014, BBX Capital and BB&T entered into a tolling agreement with respect to the time period within which BB&T may assert a claim for indemnity under the stock purchase agreement with respect to such claims.

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

Discovery in the action is now closed.  The Court has denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  The grant of partial summary judgment does not resolve any of the SEC’s claims in its favor; with respect to Mr. Alan Levan’s answers on the July 25, 2007 conference call, the jury will still determine issues relating to materiality and scienter.  The case was recently transferred to a new judge and is currently set for trial during the two-week period beginning on November 3, 2014.  BBX Capital believes the claims to be without merit and intends to vigorously defend the action.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly-owned subsidiary of CAM, among others, as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction.  BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs’ counsel filed a Consolidated Amended Complaint on January 6, 2014.  BBX Capital and Fidelity Tax have moved to dismiss the Consolidated Amended Complaint with prejudice as to all claims, and are awaiting the Court’s decision on the fully-briefed motion.  BBX Capital believes the claims to be without merit and intends to vigorously defend the action.

12.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
BBX Capital	$150,009	144,919
Joint ventures	43,046	38,056
Total noncontrolling interests	$193,055	182,975

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Noncontrolling interest - Continuing Operations:
BBX Capital	$3,496	(1,348)	3,947	(4,431)
Bluegreen (1)	-	-	-	5,321
Joint ventures	2,079	3,750	5,034	7,031
	$5,575	2,402	8,981	7,921

Noncontrolling interest - Discontinued Operations:
Bluegreen (1)	-	-	-	(23)
	$-	-	-	(23)
Net income attributable to noncontrolling interests	$5,575	2,402	8,981	7,898

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

The Company currently reports its results through four  segments: Bluegreen Resorts; FAR; BBX; and Renin. The Company previously had a Real Estate Operations segment which included the subsidiaries through which Woodbridge previously conducted its real estate business activities, all of which have ceased, and the operations of

Cypress Creek Holdings, which engaged in leasing activities in an office building that it owned prior to its sale of the building during January 2012.  During the first quarter of 2014, management modified its measure of segment operating profit to exclude the remaining operations previously classified within the Real Estate Operations segment. Accordingly, the Company’s segment disclosure has been adjusted to reflect the revised presentation and the results previously included within Real Estate Operations segment have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts.    BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to Bluegreen and other real estate related activities, are presented as unallocated corporate overhead and are also included in the reconciliation of segment amounts to the consolidated amounts.

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

BBX

The BBX segment includes the results of operations of CAM and BBX Partners, Inc. for the three and six months ended June 30, 2014 and 2013.  BBX’s activities consisted of the activities associated with managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures.  As both BBX Capital and Woodbridge are consolidated into BFC’s financial statements, BBX Capital’s equity earnings from its investment in Woodbridge are eliminated in consolidation.

Renin

The Renin reportable segment consists of the activities of Renin, which is owned 81% by BBX Capital and 19% by BFC and was formed during October 2013 in connection with the acquisition at that time of Renin Corp. and its subsidiaries.  The Renin reportable segment includes the results of operations of Renin for the three and six months ended June 30, 2014.

Other operations for the three and six months ended June 30, 2014 include the activities of Hoffman’s and Williams & Bennett, which were acquired by BBX Capital during the fourth quarter of 2013 and the first quarter of 2014, respectively.  The results associated with these activities are set forth in the “Other” column on the following pages and are provided in order to reconcile the reportable segments to the consolidated financial statements.

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2014 (in thousands):

						Unallocated
						Amounts
	Bluegreen					and
2014	Resorts	BBX	FAR	Renin	Other	Eliminations	Total
Revenues:
Sales of VOIs	$64,071	-	-	-	-	-	64,071
Trade sales	-	-	-	14,745	1,059	-	15,804
Interest income	20,344	473	865	-	-	(183)	21,499
Fee-based sales commission	43,194	-	-	-	-	-	43,194
Other fee-based services revenue	23,008	-	-	-	-	-	23,008
Net gains on the sales of assets	-	2,774	1,152	-	-	-	3,926
Other revenue	-	896	1,021	-	3	(103)	1,817
Total revenues	150,617	4,143	3,038	14,745	1,062	(286)	173,319

Costs and Expenses:
Cost of sales of VOIs	8,277	-	-	-	-	-	8,277
Cost of goods sold	-	-	-	11,076	369	-	11,445
Cost of other fee-based services	14,770	-	-	-	-	-	14,770
Interest expense	10,715	260	235	187	60	843	12,300
(Recoveries from) provision for loan losses	-	(2,332)	286	-	-	-	(2,046)
Loss recoveries on assets	-	-	(94)	-	-	-	(94)
Selling, general and administrative expenses	85,625	6,125	2,636	4,181	918	3,814	103,299
Total costs and expenses	119,387	4,053	3,063	15,444	1,347	4,657	147,951

Equity in earnings in Woodbridge	-	8,108	-	-	-	(8,108)	-
Other (expense) income	-	(26)	-	-	-	837	811
Income (loss) from continuing operations
before income taxes	31,230	8,172	(25)	(699)	(285)	(12,214)	26,179
Less: Provision for income taxes	-	-	-	6	-	11,441	11,447
Income (loss) from continuing operations	31,230	8,172	(25)	(705)	(285)	(23,655)	14,732
Income (loss) from discontinued operations, net of taxes	-	-	-	-	-	103	103
Net income (loss)	$31,230	8,172	(25)	(705)	(285)	(23,552)	14,835
Less: Net income attributable to
noncontrolling interests						5,575	5,575
Net (loss) income attributable to BFC						$(29,127)	9,260

Total assets	$1,060,189	545,108	121,951	23,315	8,560	(344,448)	1,414,675

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2013 (in thousands):

				Unallocated
				Amounts
	Bluegreen			and	Segment
2013	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$58,591	-	-	-	58,591
Interest income	20,434	82	2,291	-	22,807
Fee-based sales commission	26,695	-	-	-	26,695
Other fee-based services revenue	20,416	-	-	-	20,416
Net gains on the sales of assets	-	2,144	50	-	2,194
Other revenue	-	1,116	513	(158)	1,471
Total revenues	126,136	3,342	2,854	(158)	132,174

Costs and Expenses:
Cost of sale of VOIs	7,808	-	-	-	7,808
Cost of other fee-based services	12,596	-	-	-	12,596
Interest expense	10,991	333	954	1,028	13,306
(Recoveries from) provision for loan losses	-	(1,031)	1,203	-	172
(Loss recoveries on) asset impairments, net	-	(10)	2,987	-	2,977
Selling, general and administrative expenses	77,239	6,056	1,995	4,036	89,326
Total costs and expenses	108,634	5,348	7,139	5,064	126,185

Equity in earnings in Woodbridge	-	3,442	-	(3,442)	-
Other income	-	-	-	329	329
Income (loss) from continuing operations
before income taxes	17,502	1,436	(4,285)	(8,335)	6,318
Less: Provision for income taxes	-	-	-	5,540	5,540
Income (loss) from continuing operations	17,502	1,436	(4,285)	(13,875)	778
Income (loss) from discontinued operations, net of taxes	-	-	-	(78)	(78)
Net income (loss)	$17,502	1,436	(4,285)	(13,953)	700
Less: Net income attributable to
noncontrolling interests				2,402	2,402
Net loss attributable to BFC				$(16,355)	(1,702)

Total assets	$1,032,307	434,729	243,554	(296,423)	1,414,167

The table below sets forth the Company’s segment information for the six months ended June 30, 2014 (in thousands):

						Unallocated
						Amounts
	Bluegreen					and
2014	Resorts	BBX	FAR	Renin	Other	Eliminations	Total
Revenues:
Sales of VOIs	$124,315	-	-	-	-	-	124,315
Trade sales	-	-	-	28,883	3,788	-	32,671
Interest income	40,980	645	2,529	-	-	(454)	43,700
Fee-based sales commission	70,309	-	-	-	-	-	70,309
Other fee-based services revenue	44,933	-	-	-	-	-	44,933
Net gains on the sales of assets	-	2,710	1,167	-	-	-	3,877
Other revenue	-	1,804	2,652	-	3	(223)	4,236
Total revenues	280,537	5,159	6,348	28,883	3,791	(677)	324,041

Costs and Expenses:
Cost of sales of VOIs	15,325	-	-	-	-	-	15,325
Cost of goods sold	-	-	-	21,521	2,025	-	23,546
Cost of other fee-based services	28,322	-	-	-	-	-	28,322
Interest expense	21,765	521	583	403	122	1,583	24,977
(Recoveries from) provision for loan losses	-	(3,336)	42	-	-	-	(3,294)
Asset impairments, net	-	81	1,144	-	-	-	1,225
Selling, general and administrative expenses	158,101	12,138	4,959	8,010	1,812	8,930	193,950
Total costs and expenses	223,513	9,404	6,728	29,934	3,959	10,513	284,051

Equity in earnings in Woodbridge	-	14,330	-	-	-	(14,330)	-
Other (expense) income	-	(32)	-	-	-	1,591	1,559
Income (loss) from continuing operations
before income taxes	57,024	10,053	(380)	(1,051)	(168)	(23,929)	41,549
Less: Provision for income taxes	-	-	-	6	-	20,223	20,229
Income (loss) from continuing operations	57,024	10,053	(380)	(1,057)	(168)	(44,152)	21,320
Income (loss) from discontinued operations, net of taxes	-	-	-	-	-	57	57
Net income (loss)	$57,024	10,053	(380)	(1,057)	(168)	(44,095)	21,377
Less: Net income attributable to
noncontrolling interests						8,981	8,981
Net (loss) income attributable to BFC						$(53,076)	12,396

The table below sets forth the Company’s segment information for the six months ended June 30, 2013 (in thousands):

				Unallocated
				Amounts
	Bluegreen			and	Segment
2013	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$115,875	-	-	-	115,875
Interest income	40,945	526	4,892	-	46,363
Fee-based sales commission	45,560	-	-	-	45,560
Other fee-based services revenue	39,701	-	-	-	39,701
Net gains on the sales of assets	-	3,904	352	-	4,256
Other revenue	-	2,635	775	(319)	3,091
Total revenues	242,081	7,065	6,019	(319)	254,846

Costs and Expenses:
Cost of sale of VOIs	14,369	-	-	-	14,369
Cost of other fee-based services	25,381	-	-	-	25,381
Interest expense	21,095	502	2,020	2,191	25,808
(Recoveries from) provision for loan losses	-	(1,449)	2,380	-	931
Asset impairments, net	-	917	4,225	-	5,142
Selling, general and administrative expenses	141,599	12,805	4,507	8,118	167,029
Total costs and expenses	202,444	12,775	13,132	10,309	238,660

Equity in earnings in Woodbridge	-	3,442	-	(3,442)	-
Other income	-	-	-	697	697
Income (loss) from continuing operations
before income taxes	39,637	(2,268)	(7,113)	(13,373)	16,883
Less: Provision for income taxes	-	-	-	13,117	13,117
Income (loss) from continuing operations	39,637	(2,268)	(7,113)	(26,490)	3,766
Income (loss) from discontinued operations, net of taxes	-	-	-	(128)	(128)
Net income (loss)	$39,637	(2,268)	(7,113)	(26,618)	3,638
Less: Net income attributable to
noncontrolling interests				7,898	7,898
Net loss attributable to BFC				$(34,516)	(4,260)

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

In connection with the financing of the Bluegreen merger, the Company and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013.  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The Company continues to hold the remaining 54% of Woodbridge’s outstanding equity interests.  BBX Capital’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million.  The promissory note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the promissory note, with all outstanding amounts being due and payable at the end of the five-year term.  During the three and six months ended June 30, 2014, Woodbridge recognized approximately  $147,000 and $294,000, respectively, of interest income under the note.  In connection with BBX Capital’s investment in Woodbridge, the Company and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions from Woodbridge to be made on a pro rata basis in accordance with the Company’s and BBX Capital’s respective percentage equity interests in Woodbridge.

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

On October 30, 2013, Renin which is owned  81% by BBX Capital and 19% by BFC, through newly formed acquisition subsidiaries acquired substantially all of the assets of Renin Corp. and its subsidiaries (the “Renin Acquisition”).  Bluegreen Specialty Finance, LLC, a subsidiary of Bluegreen, funded approximately $9.4 million of the transaction consideration in a term loan and revolver facility (the “Renin Loan”).  The Renin Loan included a $3.0 million term loan and provided for additional borrowings of up to $9.0 million on a revolving basis, of which $10.5 million in the aggregate was borrowed by Renin.  Amounts outstanding under the Renin Loan bore interest at a fixed rate of 7.25% per annum and were collateralized by substantially all of the assets of Renin Holdings, LLC.

During June 2014, the approximate $8.0 million of financing received by Renin from Wells Fargo as described in Note 10, together with pro rata capital contributions to Renin from BBX Capital and BFC of $2,025,000 and $475,000, respectively, were utilized to repay in full the Renin Loan.

The following table presents information relating to the shared services arrangements, information technology and management advisory services and office facilities arrangements between BFC, BBX Capital and Bluegreen for the three and six months ended June 30, 2014 and 2013 (in thousands).  All amounts were eliminated in consolidation.

	For the Three Months Ended June 30, 2014
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$166	(49)	(117)
Facilities cost and information technology (2)	(117)	104	13

	For the Three Months Ended June 30, 2013
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$224	(50)	(174)
Facilities cost and information technology (2)	(110)	110	-

	For the Six Months Ended June 30, 2014
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$407	(112)	(295)
Facilities cost and information technology (2)	(245)	219	26

	For the Six Months Ended June 30, 2013
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$256	(89)	(167)
Facilities cost and information technology (2)	(218)	218	-

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

During each of the six months ended June 30, 2014 and 2013, Bluegreen paid a subsidiary of BFC approximately $0.4 million for a variety of management advisory services.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

15.    Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company for the three and six months ended June 30, 2014  and 2013 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings (loss) per common share
Numerator:
Income from continuing operations	$14,732	778	21,320	3,766
Less: Noncontrolling interests income
from continuing operations	5,575	2,402	8,981	7,921
Income (loss) from continuing operations
available to common shareholders	9,157	(1,624)	12,339	(4,155)

Income (loss) from discontinued operations	103	(78)	57	(128)
Less: Noncontrolling interest loss
from discontinued operations	-	-	-	(23)
Income (loss) from discontinued operations
to common shareholders	103	(78)	57	(105)
Net income (loss) available to
common shareholders	$9,260	(1,702)	12,396	(4,260)

Denominator:
Basic weighted average number of
of common shares outstanding	83,513	77,715	83,350	77,640

Basic earnings (loss) per common share:
Earnings (loss) per share
from continuing operations	$0.11	(0.02)	0.15	(0.05)
Earnings (loss) per share
from discontinued operations	-	-	-	-
Basic earnings (loss) per share	$0.11	(0.02)	0.15	(0.05)

Diluted earnings (loss) per common share
Numerator:
Income (loss) from continuing operations
available to common shareholders	$9,157	(1,624)	12,339	(4,155)
Income (loss) from discontinued operations	103	(78)	57	(105)
Net income (loss) available to
common shareholders	$9,260	(1,702)	12,396	(4,260)

Denominator:
Basic weighted average number of
common shares outstanding	83,513	77,715	83,350	77,640
Effect of dilutive stock options	1,185	-	1,314	-
Diluted weighted average number of
common shares outstanding	84,698	77,715	84,664	77,640

Diluted earnings (loss) per common share:
Earnings (loss) per share
from continuing operations	$0.11	(0.02)	0.15	(0.05)
Earnings (loss) per share
from discontinued operations	-	-	-	-
Diluted earnings (loss) per share	$0.11	(0.02)	0.15	(0.05)

During the three and six months ended June 30, 2014, there we  no  options to acquire shares of common stock that were anti-dilutive.    Any potentially dilutive common shares were excluded from diluted earnings per share for the three and six months ended June 30, 2013, as the Company had a net loss from continuing operations during those periods.

16.     New Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Accounting Standards Update Number 2014-09 –  Revenue Recognition (Topic 606): Revenues from Contracts with Customers.    This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  It also requires disclosures designed to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This accounting guidance update will replace most existing revenue recognition guidance in GAAP.  The standard is effective for annual and interim reporting periods beginning after December 15, 2016.  Early application is not permitted.  The Company is currently evaluating the potential impact this update will have on its consolidated financial statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include a 52% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), which owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”). As described below, BBX Capital owns the remaining 46% equity interest in Woodbridge.

We hold shares of BBX Capital’s Class A Common Stock, which is listed for trading on the New York Stock Exchange (“NYSE”), and Class B Common Stock which together represent an approximately 72% voting interest and 52% equity interest in BBX Capital.  BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida. On July 31, 2012, BBX Capital completed its sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic. BBX Capital’s current operations and business plans involve investments in income producing real estate, real estate developments and real estate joint ventures, and investments in middle market operating businesses. BBX Capital also owns a 46% equity interest in Woodbridge.

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

As of June 30, 2014, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $252.5 million. Net income attributable to BFC for the three and six months ended June 30, 2014 was $9.3 million and $12.4 million, respectively, compared to a net loss attributable to BFC of approximately $1.7 million and $4.2 million for the three and six months ended June 30, 2013, respectively.

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

Revenues of Hoffman’s and Williams and Bennett are highly seasonal with approximately 40% of total revenues earned in the fourth quarter and accordingly, financial results of Hoffman’s and Williams and Bennett may vary significantly on a quarterly basis and from year to year and may not initially generate income.

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in connection with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During 2013, BBX Capital paid to Woodbridge a total of approximately $441,000 of interest on the Note.  During the six months ended June 30, 2014, Woodbridge recognized approximately $294,000 of interest on the Note. In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge.  During the six months ended June 30, 2014, Bluegreen paid a total of $33.5 million in cash dividends to Woodbridge, and Woodbridge has declared and paid cash dividends totaling $32.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($17.4 million to BFC and $14.9 million to BBX Capital). During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

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

Forward Looking Statements

This document contains forward-looking statements based largely on current expectations of BFC or its subsidiaries that involve a number of risks and uncertainties.  All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import.  The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties.  We can give no assurance that such expectations will prove to have been correct.  Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein.  These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report.  The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made.  This document also contains information regarding the past performance of investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance.

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
•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits, and the risk that BFC will not be in a position to make new investments or that any investments made, including BFC’s investment in Renin, will not prove to be advantageous;

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

•	risks relating to Woodbridge’s April 2013 acquisition of Bluegreen, and the shareholder class action lawsuits relating to the transaction;
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

With respect to BBX Capital, the risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BBX Capital and its subsidiaries, including their respective markets, products and services, decreases in real estate values, and increased unemployment or high unemployment rates on its business generally, the ability of BBX Capital’s borrowers to service their obligations and the value of collateral securing outstanding loans;

•

credit risks and loan losses, and the related sufficiency of BBX Capital’s allowance for loan losses, including the impact of the economy and real estate market values on BBX Capital’s assets and the credit quality of its loans;

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in BBX Capital’s allowance for loan losses;

•	the impact of and expenses associated with litigation, including, but not limited to, the pending action brought by the SEC against BBX Capital and its Chairman;
•	adverse conditions in the stock market, the public debt market and other financial and credit markets, and the impact of such conditions on BBX Capital’s activities;
•	the risks associated with the impact of periodic valuations of BBX Capital’s assets for impairment;
•

the risks related to BBX Capital’s ability to successfully implement its current business plans, which may not be realized as anticipated, if at all, or which may not be profitable, including BBX Capital’s investment in Woodbridge, the success of which will be dependent on the results of Bluegreen;

•

the risks that the assets retained by BBX Capital in CAM and FAR may not be monetized at the values currently ascribed to them, and that BBX Capital’s investments in real estate developments, real estate joint ventures and operating businesses, including BBX Capital’s investment in Woodbridge, Hoffman’s, Williams & Bennett, Jer’s Chocolates, Helen Grace Chocolates and its acquisition with BFC of Renin Corp., as well as any acquisitions or investments that BBX Capital may make in the future may not achieve the returns anticipated or may not be profitable;

•

the risk that BBX Capital’s investments in real estate developments and real estate joint ventures will increase its exposure to downturns in the real estate and housing industries and expose it to risks, including that joint venture partners may be financially unable or unwilling to fulfill their obligations under joint venture agreements requiring BBX Capital to provide financial or other support;

•

failure of third party suppliers and manufacturers to provide quality products on commercially reasonable terms could adversely affect the businesses of Renin and BBX Sweet Holdings, and BBX Capital’s investment in Renin exposes it to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Britain Pound;

•

Renin’s indebtedness may impact its financial condition and results of operations, and the terms of Renin’s indebtedness may limit its activities, the risk that Renin will not meet its financial covenants and the risk that BBX Capital and BFC may be required to make further capital contributions to Renin; and

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

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Income from continuing operations, net of taxes	$14,732	778	21,320	3,766
Income (loss) from discontinued operations, net of taxes	103	(78)	57	(128)
Net income	14,835	700	21,377	3,638
Less: Net income attributable to noncontrolling interests	5,575	2,402	8,981	7,898
Net income (loss) attributable to BFC	$9,260	(1,702)	12,396	(4,260)

The Company reported consolidated net income attributable to BFC of $9.3 million and $12.4 million for the three and six months ended June 30, 2014 compared to a net loss attributable to BFC of $1.7 million and $4.3 million during the three and six months ended June 30, 2013.  Discontinued operations include the results of Bluegreen Communities.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at both June 30, 2014 and December 31, 2013 were $1.4 billion.  The primary changes in components of total assets are summarized below:

•	Decrease in notes receivable of $19.2 million primarily as a result of collections of principal exceeding new notes receivable originated;
•

Decrease in loans receivable and loans held for sale balances reflecting $31.0 million of loan repayments and $13.2 million of loans transferred through foreclosure to real estate held-for-investment and real estate held-for-sale;

•

Increase in real estate held-for-sale primarily from $18.9 million of properties transferred from real estate held-for-investment and $1.7 million of real estate acquired through foreclosure, partially offset by real estate sales of $16.4 million;

•

Increase in properties and equipment, net of approximately $7.5 million primarily related to Bluegreen’s $6.6 million capital expenditure for the construction of new sales centers and BBX Sweet Holdings’  acquisition of Williams & Bennett; and

•

Increase in other assets of $31 million primarily relates to an increase of $19.5 million in connection with Bluegreen’s fee-based sales commissions and prepayment of marketing and maintenance fees, an increase of $6.0 million related to investments made in joint ventures and an increase in receivables of $5.3 million from the sale of foreclosed real estate properties.

Total liabilities at June 30, 2014 and December 31, 2013 were $969.1 million and $1.0 billion, respectively.  The primary changes in components of total liabilities are summarized below:

•

BB&T’s preferred interest in FAR was paid down to approximately $27 million at June 30, 2014, a reduction of $41.5 million from December 31, 2013, primarily from net cash inflows from the sale of FAR’s assets;

•	Decrease in notes and mortgage notes payable, including Bluegreen’s receivable backed notes payable, of $28.9 million; and
•	Increase in deferred taxes of $20.3 million.

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

BFC’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, legal, human resources, risk management, investor relations and executive office administration.  Corporate general and administrative expenses were $4.1 million and $4.4 million for the three months ended June 30, 2014 and 2013, respectively, and $8.7 million and $8.6 million for the six months ended June 30, 2014 and 2013, respectively.

BFC - Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $22.8 million and $15.5 million, respectively.  The increase in cash, cash equivalents and short-term investments was primarily due to $17.4 million in dividends received from Woodbridge partially offset by payments of $3.7 million related to executive bonuses, a  $0.5 million additional investment in Renin, $0.4 million of preferred stock dividends and $5.5 million of general and administrative expenses.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities.  BFC’s principal sources of liquidity are its available cash, dividends from Woodbridge and short-term investments.  We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and or repurchase shares of our common stock pursuant to our share repurchase program.  On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares were repurchased during the six months ended June 30, 2014 or the year ended December 31, 2013.

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

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  In addition, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC.  BBX Capital and BFC own 46% and 54%, respectively, of Woodbridge.  During the six months ended June 30, 2014, Bluegreen paid a total of $33.5 million in cash dividends to Woodbridge, and Woodbridge has declared and paid cash dividends totaling $32.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($17.4 million to BFC and $14.9 million to BBX Capital).    During the second quarter of 2013, Bluegreen paid a $20 million cash dividend to Woodbridge and during June 2013, Woodbridge declared and paid a cash dividend of $19.1 million, which was allocated pro rata among BFC and BBX Capital, based on their percentage ownership interests in Woodbridge ($10.3 million to BFC and $8.8 million to BBX Capital).  Bluegreen’s ability to pay dividends in the future will be subject to the restrictions described above and Bluegreen’s results and financial condition.  Bluegreen’s results will depend in large part on the success of its sales and marketing efforts, including the continuation of its material marketing arrangements.

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of its 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices of $1,005 per share for the twelve month period ending April 29, 2015 and $1,000 per share for the twelve month period ending April 29, 2016 and thereafter.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company.  Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance.  BFC pays regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  As a result of the re-classification of the 5% Cumulative Preferred Stock to a liability in connection with the Second Amendment described below, the dividends on the 5% Cumulative Preferred Stock paid since the second quarter of 2012 plus accretable interest is included as interest expense on BFC’s consolidated statements of operations.

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

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.  The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.  The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at December 31, 2012.  Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of June 30, 2014 is accrued interest of approximately $1.0 million.

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

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately $0.6 million at June 30, 2014.  Woodbridge’s principal sources of liquidity are its cash holdings and dividends received from Bluegreen.  As previously described, during the six months ended June 30, 2014, Bluegreen paid a total of $33.5 million in cash dividends to Woodbridge, and Woodbridge has declared and paid cash dividends totaling $32.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge.  Bluegreen paid a $20 million cash dividend to Woodbridge during the second quarter of 2013, and Woodbridge subsequently paid a $19.1 million cash dividend to its members, BFC and BBX Capital.  See “BFC-Liquidity and Capital Resources” above for a discussion of limitations on, and other factors which may affect, Bluegreen’s ability to pay dividends.

Woodbridge’s material commitments as of June 30, 2014 primarily include required quarterly interest payments on its $85 million of junior subordinated debentures.  The total amount of interest payments expected to be made by Woodbridge on its junior subordinated debt over the next twelve months is approximately $3.5 million.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions.  At June 30, 2014 and December 31, 2013, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements.  Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay.  No reimbursements were made during the six months ended June 30, 2014 or the year ended December 31, 2013.

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

Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed by others, in which case Bluegreen Resorts earns fees for providing these services. Bluegreen Resorts also provides club and property owner’s association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen Resorts provides financing to credit-qualified individual purchasers of VOIs, which provides significant interest income.

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

In addition to Bluegreen’s traditional VOI operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital light” business strategy, involving activities that generally do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs and Bluegreen’s traditional vacation ownership business.  Bluegreen’s results for the three and six months ended June 30, 2014 reflect Bluegreen’s continued focus on its capital-light business strategy and its efforts to achieve selling and marketing efficiencies through new marketing channels.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties.  Bluegreen’s goal is for its capital-light business activities to become an increasing portion of its business over time; however, Bluegreen’s efforts to do so may not be successful.  As of June 30, 2014, Bluegreen’s capital-light business activities consisted of the following categories: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements

In 2009, Bluegreen began offering sales and marketing services to third party developers for a fee. Under the arrangements, Bluegreen sells third party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis. Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus a profit. Funds generated from the sales of the third-party VOIs are processed through Bluegreen’s title company, which is a wholly-owned subsidiary that earns title fees in connection with the closing of the VOI transactions. Because the completed VOI was built by a third party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements. Notes receivable originated in connection with Bluegreen’s sale of third party VOIs under commission-based arrangements are held by the third party developer, and may or may not be serviced by Bluegreen for a fee. Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales”.

Just-In-Time Arrangements

During the first quarter of 2013, Bluegreen began entering into agreements with third party developers that allow Bluegreen to buy VOI inventory from time to time in close proximity to the timing of when Bluegreen intends to sell such VOIs. Bluegreen strives to enter into such arrangements on a non-committed basis, although Bluegreen may engage in committed arrangements under certain circumstances. Because the completed VOI was built by a third party, Bluegreen is not at risk for the development financing of these projects. Unlike FBS sales, receivables originated in connection with sales of just-in-time inventory are held by Bluegreen.  Bluegreen refers to sales of inventory acquired through these arrangements as “Just-In-Time Sales”.

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

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of June 30, 2014, Bluegreen provided management services to 48 timeshare resort properties and hotels.

Bluegreen also generates fee-based income by providing title services, construction design and management, and mortgage servicing.

During the three months ended June 30, 2014:

•	Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $39.1 million compared to $27.2 million during the same period in 2013, an increase of 44%.

•	Bluegreen earned income from continuing operations of $20.3 million compared to $12.1 million for the same period in 2013, an increase of 68%.

•

VOI system-wide sales, net, which include sales of Bluegreen inventory and sales of third-party inventory, including Secondary Market Sales and Just-In-Time Sales, increased 19% to $139.0 million compared to $116.4 million during the same period in 2013.

•

Bluegreen sold $65.2 million of third-party inventory under FBS arrangements and earned sales and marketing commissions of $43.2 million in connection with those sales. During the same period in 2013, Bluegreen sold $40.9 million of third-party inventory under FBS arrangements and earned sales and marketing commissions of $26.7 million in connection with those sales.  In addition, Bluegreen sold $9.7 million of inventory under Just-In-Time arrangements during the second quarter of 2014 compared to $5.9 million in the same period in 2013. Including Bluegreen resort management, title services, and other fee-based services, Bluegreen’s total fee-based service revenues were $74.6 million during the second quarter of 2014 compared to $51.9 million in the second quarter of 2013.  Based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses, Bluegreen generated approximately $20.6 million and $15.0 million in pre-tax profits by providing fee-based services during the three months ended June 30, 2014 and 2013, respectively.

•	Further, Bluegreen sold $17.3 million of inventory under Secondary Market arrangements during the second quarter of 2014 compared to $3.8 million in the same period in 2013.

Additionally, Bluegreen continued to seek cash sales and larger customer down payments on financed sales. During the first half of 2014, 53% of its VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

Seasonality

Bluegreen has historically experienced and expects to continue to experience seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result in, fluctuations in Bluegreen’s quarterly operating results. Although Bluegreen typically sees more potential customers at its sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under generally accepted accounting principles (“GAAP”) or due to the timing of development and the requirement that Bluegreen use the percentage-of-completion method of accounting.

Notes Receivable and Allowance for Credit Losses

Bluegreen offers financing to buyers of VOIs and, accordingly, Bluegreen is subject to the risk of defaults by customers. Pursuant to GAAP, sales of VOIs are reduced by an estimate of future uncollectible note balances on originated VOI notes receivable, excluding any benefit for the value of future recoveries of defaulted VOI inventory. Bluegreen updates the estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in expected losses related to notes originated in prior periods.

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	Six Months Ended June 30,
Division	2014	2013
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	7.4%	7.9%
Loans originated on or after December 15, 2008(1)	6.7%	6.0%
Notes receivable secured by homesites	2.4%	5.4%

Delinquency Rates (2)	As of
Division	June 30, 2014	December 31, 2013
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.0%	4.2%
Loans originated on or after December 15, 2008(1)	2.3%	3.3%
Notes receivable secured by homesites	3.0%	4.6%

(1)	On December 15, 2008, Bluegreen implemented its FICO®-score based credit underwriting program.
(2)	The percentage of Bluegreen owned notes receivable portfolio that was over 30 days past due but not defaulted as of the dates indicated.

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

Selected information regarding the results of operations for Bluegreen Resorts for the three and six months ended June 30, 2014 and 2013 is set forth below (dollars in thousands):

	For the Three Months Ended June 30,
	2014		2013
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Legacy VOI sales (1)	$46,775	34%	$65,886	57%
VOI sales-secondary market	17,301	12%	3,755	3%
Sales of third-party VOIs-commission basis	65,230	47%	40,867	35%
Sales of third-party VOIs-just-in-time basis	9,670	7%	5,876	5%
System-wide sales of VOIs, net	138,976	100%	116,384	100%
Less: Sales of third-party VOIs-commission basis	(65,230)	-47%	(40,867)	-35%
Gross sales of VOIs	73,746	53%	75,517	65%
Estimated uncollectible VOI
notes receivable (2)	(9,675)	-13%	(16,926)	-22%
Sales of VOIs	64,071	46%	58,591	50%
Cost of VOIs sold (3)	(8,277)	-13%	(7,808)	-13%
Gross profit (3)	55,794	87%	50,783	87%
Fee-based sales commission revenue (4)	43,194	66%	26,695	65%
Other fee-based services revenue	23,008	17%	20,416	18%
Cost of other fee-based services	(12,677)	-9%	(11,063)	-10%
Net carrying cost of VOI inventory	(2,093)	-2%	(1,533)	-1%
Selling and marketing expenses	(65,141)	-47%	(53,353)	-46%
General and administrative expenses	(20,484)	-15%	(23,886)	-21%
Net interest spread	9,629	7%	9,443	8%
Operating profit	$31,230	22%	$17,502	15%

	For the Six Months Ended June 30,
	2014		2013
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Legacy VOI sales (1)	$83,638	34%	$119,457	58%
VOI sales-secondary market	36,968	15%	9,638	5%
Sales of third-party VOIs-commission basis	107,322	43%	70,261	34%
Sales of third-party VOIs-just-in-time basis	20,913	8%	7,738	4%
System-wide sales of VOIs, net	248,841	100%	207,094	100%
Less: Sales of third-party VOIs-commission basis	(107,322)	-43%	(70,261)	-34%
Gross sales of VOIs	141,519	57%	136,833	66%
Estimated uncollectible VOI
notes receivable (2)	(17,204)	-12%	(20,958)	-15%
Sales of VOIs	124,315	50%	115,875	56%
Cost of VOIs sold (3)	(15,325)	-12%	(14,369)	-12%
Gross profit (3)	108,990	88%	101,506	88%
Fee-based sales commission revenue (4)	70,309	66%	45,560	65%
Other fee-based services revenue	44,933	18%	39,701	19%
Cost of other fee-based services	(23,911)	-10%	(21,334)	-10%
Net carrying cost of VOI inventory	(4,411)	-2%	(4,047)	-2%
Selling and marketing expenses	(117,699)	-47%	(98,331)	-47%
General and administrative expenses	(40,402)	-16%	(43,268)	-21%
Net interest spread	19,215	8%	19,850	10%
Operating profit	$57,024	23%	$39,637	19%

(1)

 Legacy VOI sales represent sales of Bluegreen-owned VOIs acquired or developed under Bluegreen’s traditional VOI business. Legacy VOI sales do not include Secondary Market, Fee-Based Sales, or Just-In-Time VOI sales.

(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs (and not of system-wide sales of VOIs, net).
(3)	Percentages for cost of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not of system-wide sales of VOIs, net).
(4)	Percentages for Fee-Based sales commission revenue are calculated based on sales of third-party VOIs-commission basis (and not of system-wide sales of VOIs, net).
(5)	Unless otherwise indicated in the above footnotes.

Bluegreen Resorts – For the three and six months ended June 30, 2014 compared to the same periods in 2013.

Sales and Marketing

System-wide sales of VOIs, net. System-wide sales of VOIs, net include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale. The sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory. The growth in system-wide sales of VOIs, net during the 2014 periods as compared to the same periods in 2013 reflects an increase in the number of tours and an increase in the sale-to-tour conversion ratio.  During the three and six months ended June 30, 2014, the number of tours increased by 8% and 7%, respectively, compared to the same periods in 2013.  The increase in the number of tours reflects efforts to expand marketing to sales prospects through new marketing initiatives.  Additionally, during the three and six months ended June 30, 2014, Bluegreen’s sale-to-tour conversion ratio increased 11% and 9%, respectively, compared to the same periods in 2013.

The following table sets forth certain information for system-wide sales of VOIs, net for the periods indicated.  The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Number of sales offices at period-end	24	24	0%	24	24	0%
Number of active contracts with third-party clients at period-end	13	11	18	13	11	18
Total number of VOI sales transactions	11,483	9,876	16	20,626	18,120	14
Average sales price per transaction	$12,505	$12,415	1	$12,208	$11,971	2
Number of total prospects tours	60,949	56,538	8	106,869	99,559	7
Sale-to-tour conversion ratio– total prospects	18.8%	17.5%	7	19.3%	18.2%	6
Number of new prospects tours	37,484	34,605	8	63,263	59,029	7
Sale-to-tour conversion ratio– new prospects	14.4%	13.0%	11	14.1%	12.9%	9
Percentage of sales to owners	54.9%	55.4%	(1)	57.4%	57.3%	0
Average sales price per guest	$2,356	$2,169	9	$2,356	$2,179	8

Sales of VOIs. Sales of VOIs represent sales of Bluegreen-owned VOIs, including VOIs obtained on a Just-In-Time basis and those acquired through Secondary Market arrangements, reduced by an estimate of uncollectible VOI notes receivable. In addition to the above-described factors impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of VOIs sold on behalf of third-parties on a commission basis. Sales of VOIs were $64.1 million and $124.3 million during the three and six months ended June 30, 2014, respectively, compared to $58.6 million and $115.9 million during the three and six months ended June 30, 2013.

Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs was 13% and 22% during the three months ended June 30, 2014 and 2013, respectively, and 12% and 15% during the six months ended June 30, 2014 and 2013, respectively. The estimate of uncollectible VOI notes receivable varies between periods based on the percentage of VOIs which Bluegreen finances during a period and changes in the estimates of future credit losses. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from estimates.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory. In addition to Bluegreen’s inventory from its traditional timeshare business (“Legacy Inventory”), Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and

Secondary Market arrangements within the capital-light business strategy. Compared to the cost of Bluegreen’s Legacy Inventory, VOIs acquired through Just-In-Time arrangements typically have a relatively higher associated product cost while those acquired in connection with Secondary Market arrangements typically have a lower product cost, as Secondary Market inventory is generally obtained from POAs selling the VOIs to Bluegreen at a significant discount.  During the three months ended June 30, 2014 and 2013, cost of VOIs sold were 13% of sales of VOIs for each period. During the six months ended June 30, 2014 and 2013, cost of VOIs sold were 12% of sales of VOIs for each period. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

Fee-Based Sales Commission Revenue. During the three months ended June 30, 2014 and 2013, Bluegreen sold $65.2 million and $40.9 million, respectively, of third-party inventory under commission arrangements and earned sales and marketing commissions of $43.2 million and $26.7 million, respectively. During the six months ended June 30, 2014 and 2013, Bluegreen sold $107.3 million and $70.3 million, respectively, of third-party inventory under commission arrangements and earned sales and marketing commissions of $70.3 million and $45.6 million, respectively. The increase in sales of third-party inventory during the 2014 periods compared to the 2013 periods is due to an increase in the number of Bluegreen’s commission-based clients, as well as the applicable factors described above with respect to the overall increase in system-wide sales of VOIs, net.

Net Carrying Cost of VOI Inventory. Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory to the POAs that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from its sampler programs. The carrying cost of Bluegreen’s inventory was $5.0 million and $4.9 million during the three months ended June 30, 2014 and 2013, respectively, which was partly offset by rental and sampler revenues, net of expenses, of $2.9 million and $3.4 million, respectively. The carrying cost of Bluegreen’s inventory was $9.5 million and $10.1 million during the six months ended June 30, 2014 and 2013, respectively, which was partly offset by rental and sampler revenues, net of expenses, of $5.1 million and $6.0 million, respectively.

Selling and Marketing Expenses. Selling and marketing expenses were $65.1 million and $117.7 million for the three and six months ended June 30, 2014, respectively, and $53.4 million and $98.3 million during the three and six months ended June 30, 2013, respectively.  As a percentage of system-wide sales, net, selling and marketing expenses increased from 46% during the three months ended June 30, 2013 to 47% during the three months ended June 30, 2014 and remained constant at 47% during the six months ended June 30, 2014 and 2013. The increase in selling and marketing expenses in general during the 2014 periods compared to the same periods in 2013 was a result of Bluegreen’s focus on increasing its marketing efforts to new customers as opposed to existing owners.  Sales to existing owners generally involve lower marketing expenses than sales to new customers.  Bluegreen expects to continue to increase its focus on sales to new owners and, as a result, sales and marketing expenses generally and as a percentage of sales may continue to increase.

General and Administrative Expenses. General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $20.5 million and $23.9 million during the three months ended June 30, 2014 and 2013, respectively and $40.4 million and $43.3 million during the six months ended June 30, 2014 and 2013, respectively.  As a percentage of system-wide sales, net, general and administrative expenses were 15% and 21% during the three months ended June 30, 2014 and 2013, respectively, and 16% and 21% during the six months ended June 30, 2014 and 2013, respectively.  The decrease in general and administrative expenses during the 2014 periods compared to the same periods in 2013 was primarily due to decreases in executive compensation partially offset by increased spending on information technology and management consulting fees.  For the three months ended June 30, 2014 and 2013, revenues from mortgage servicing of $0.4 million and $0.3 million, respectively, have been netted against general and administrative expenses.  For the six months ended June 30, 2014 and 2013, revenues from mortgage servicing of $0.8 million and $0.6 million, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services Revenue.    Bluegreen’s other fee-based services revenue was $23.0 million and $20.4 million during the three months ended June 30, 2014 and 2013, respectively, and consisted primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions. During the six months ended June 30, 2014 and 2013 Bluegreen’s other fee-based services revenue was $44.9 million and $39.7 million, respectively.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club. In connection with Bluegreen’s management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system, provides services to owners, and performs billing and collections services. Additionally, Bluegreen generates revenues from its food and beverage and other retail operations and earns commissions on rentals of inventories owned by third parties.

Fee-based management services revenues increased during the three and six months ended June 30, 2014 compared to the same periods in 2013 due to an increase in club and resort management revenues and owner program service revenues.  As of June 30, 2014 and 2013, Bluegreen managed 48 and 45 timeshare resort properties and hotels, respectively.  In addition, fees for title services increased during the 2014 periods compared to the same periods of 2013 mainly due to increased VOI transactions.

Bluegreen intends to continue to pursue its efforts to provide management and title services to resort developers and others, on a cash-fee basis. While Bluegreen’s efforts to do so may not be successful, Bluegreen hopes that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $12.7 million and $11.1 million during the three months ended June 30, 2014 and 2013, respectively, and $23.9 million and $21.3 million during the six months ended June 30, 2014 and 2013, respectively. The costs of providing management services increased during the 2014 periods compared to the same periods in 2013 in connection with the higher service volumes described above and an increase in costs associated with programs provided to VOI owners.

Net Interest Spread. Net interest spread remained relatively flat and decreased by 3% during the three and six months ended June 30, 2014, respectively, as compared to the same periods of 2013. The decrease in net interest spread during the six month 2014 period reflects increased interest expense as a result of higher average outstanding debt balances primarily related to the $75 million of 2013 Notes Payable issued on March 26, 2013 and the write off of the unamortized discount and debt issuance costs on the Legacy Securitization and the GE 2004 Facility when the notes were repaid in full during April and May 2014, respectively, offset by lower costs of borrowing.

Bluegreen’s effective cost of borrowing was 5.96% and 6.45% during the six months ended June 30, 2014 and 2013, respectively.

Other Income, net.    Other income, net was $0.5 million and $0.2 million during the three months ended June 30, 2014 and 2013, respectively. Other income, net was $1.0 million and $0.5 million during the six months ended June 30, 2014 and 2013, respectively.

Net Income Attributable to Non-Controlling Interest.  Bluegreen includes in its consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. The non-controlling interest in income of Bluegreen/Big Cedar Vacations is the portion of the entity’s consolidated pre-tax income that is attributable to Big Cedar Vacations, LLC, the unaffiliated 49% interest holder.  Net income attributable to non-controlling interest was $2.1  million and $3.8 million during the three months ended June 30, 2014 and 2013, respectively and 5.0 million and $7.0 million during the six months ended June 30, 2014 and 2013, respectively.

Provision for Income Taxes.  Bluegreen’s effective income tax rate related to continuing operations was approximately 39% and 40% during the six month periods ended June 30, 2014 and 2013, respectively. The effective income tax rates for interim periods are based upon Bluegreen’s current estimated annual rate.  Bluegreen’s annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which Bluegreen operates.

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

Income from discontinued operations, net, was $103,000 and $57,000 during the three and six months ended June 30, 2014, respectively, compared to losses of $78,000 and $128,000 during the three and six months ended June 30, 2013, respectively.

Bluegreen Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	For the Six Months Ended June 30,
	2014	2013
Cash flows provided by operating activities	$61,221	41,594
Cash flows used in investing activities	(1,517)	(4,624)
Cash flows used in financing activities	(70,205)	(76,934)
Net decrease in cash and cash equivalents	$(10,501)	(39,964)

Cash Flows from Operating Activities. The increase of $19.6 million in Bluegreen’s operating cash flow during the six months ended June 30, 2014 compared to the same period in 2013 was primarily the result of increased net income (adjusted for non-cash items) and was highlighted by the following factors:

•

An increase in FBS sales of approximately 53% compared to the same period in 2013.  The commission earned on FBS sales is typically collected in cash approximately 45 to 60 days subsequent to the closing of the related VOI sale;

•

Lower 2014 payments to POAs due to the timing of required cash payments for subsidy, maintenance fees, and reserve contributions.  During 2014, such payments totaled $7.8 million compared to $17.9 million during the same period in 2013;

•	Higher income tax payments. During the first six months of 2014, income tax payments totaled $10.1 million compared to $4.1 million during the same period in 2013;

•	Net decrease in notes receivable, as collections of principal exceeded new notes receivable originated in the 2014 period, while there was a net increase in notes receivable in the 2013 period;

•

Increased spending on the acquisition of inventory in connection with Bluegreen’s capital-light business strategy. During the 2014 period, Bluegreen paid approximately $24.4 million compared to $6.4 million in the same period in 2013 for inventory acquired in connection with Just-In-Time and Secondary Market arrangements;

•

Decreased spending on the development of inventory. During the first six months of 2014, Bluegreen paid approximately $1.3 million compared to $7.1 million in the same period in 2013 for development expenditures primarily related to Bluegreen/Big Cedar Vacations.

Cash Flows from Investing Activities.  Cash used in investing activities decreased during the six months ended June 30, 2014 compared to the same period in 2013 primarily due to the repayment to Bluegreen of a loan which it previously made to Renin (see Note 14 to the consolidated financial statements for additional information about the loan to Renin) partially offset by an increase in capital expenditures of $6.6 million.  The increase in capital expenditures was primarily related to the construction of new sales centers.

Cash Flows from Financing Activities.  The increase in cash flows from financing activities during the six months ended June 30, 2014 as compared to the same period of 2013 is primarily due to the impact in 2013 of payments to former shareholders under the Bluegreen-Woodbridge Cash Merger, partially offset by the proceeds from the 2013 Notes Payable.  In addition, the 2014 increase is due to the decrease in net repayments under receivable-backed lines of credit.  These increases were partially offset by a $13.5 million increase in shareholder dividends.

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

While the vacation ownership business has historically been capital intensive, Bluegreen has sought to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) minimizing capital and inventory expenditures; and (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows, and (v) more recently by selling VOIs through Secondary Market and Just-In-Time arrangements.

Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts.  Development expenditures during 2014 are expected to be in a range of approximately $20 million to $25 million, substantially all of which is expected to relate to Bluegreen/Big Cedar Vacations. However, if other opportunities arise on terms believed by management to be more favorable to Bluegreen, Bluegreen may decide to acquire additional VOI inventory, which would increase acquisition and development expenditures and may require the incurrence of additional debt.

In connection with Bluegreen’s capital-light business strategy, Bluegreen enters into agreements with third party developers that allow Bluegreen to buy VOI inventory from time to time on a “just in time” basis.  These just-in-time VOI inventory purchase agreements have typically been structured to allow Bluegreen to purchase the inventory just prior to the sale of such VOI, and are typically on a non-committed basis.  Bluegreen’s “capital-light” business strategy also includes secondary market sales pursuant to which Bluegreen enters into secondary market arrangements with certain resort POAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount as such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults.

Available funds may also be invested in real estate based opportunities and middle market operating businesses outside of the timeshare and hospitality industries.

During the six month period ended June 30, 2014, Bluegreen paid a total of $33.5 million in dividends to Woodbridge.  Bluegreen expects to continue to pay dividends to Woodbridge on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

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

Bluegreen uses a variety of methods to attract prospective purchasers of VOIs, including marketing arrangements with various third parties.  For the year ended December 31, 2013 and the six months ended June 30, 2014, sales of VOIs to prospects and leads generated by one marketing arrangement accounted for over 20% of VOI sales volume.  There can be no guarantee that Bluegreen will be able to maintain, extend or renew such arrangement or any of its other marketing arrangements in the future, and a loss of any significant marketing relationship would have a material adverse impact on Bluegreen’s financial condition, including cash position, and operating results. In addition, the results of litigation and other proceedings, which are inherently uncertain, could have a material adverse impact on Bluegreen’s financial condition and operating results.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of June 30, 2014, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of June 30, 2014		Availability as of June 30, 2014		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2014
Liberty Bank Facility	$50,000	34,631		15,369		November 2015; November 2018	Prime Rate +0.75%; 4.25%
NBA Receivable Facility (1)	30,000	22,342		7,658		October 2015; April 2021	30 day LIBOR+3.50%; 4.50%
CapitalSource Facility	40,000	32,793	(2)	7,207	(2)	September 2016; September 2019	30 day LIBOR+4.50%; 4.66%
BB&T/DZ Purchase Facility	80,000	14,828		65,172		December 2014; December 2017	Applicable Index rate+3.50%; 3.88 (3)
Quorum Purchase Facility	40,000	21,049		18,951		October 2014; December 2030	(4)
	$240,000	125,643		114,357

(1)	Future borrowings will incur interest at the 30-day LIBOR + 3.5% subject to an interest rate floor of 4.5%.
(2)	The outstanding balance presented in the table above includes, and availability as of June 30, 2014 reflects, $3.8 million outstanding under the CapitalSource Term Loan.
(3)

The Applicable Index Rate for portions of amounts outstanding may be LIBOR, a “Cost of Funds” rate or commercial paper rates.  Interest charged on this facility is subject to an index rate floor of 0.375%.  Additionally, as described in further detail below, the interest rate will increase to the applicable interest rate plus 5.5% upon the expiration of the advance period.

(4)

Of the amount outstanding as of June 30, 2014, $10.1 million bears interest at a fixed rate of 6.9% and $10.9 million bears interest at a fixed rate of 5.5%.  In July 2014, Bluegreen amended the existing Quorum Purchase Facility to allow it to pledge additional timeshare receivables up to the borrowing limit thru October 2014 at a reduced borrowing rate of 5%.

Liberty Bank Facility. Bluegreen has had a timeshare receivables hypothecation facility with Liberty Bank (the “Liberty Bank Facility”) since 2008. The Liberty Bank facility provides for maximum outstanding borrowings of $50.0 million at an advance rate of (i) 85% of the unpaid principal balance of the Qualified Timeshare Loans assigned to the Agent and (ii) 50% of the unpaid principal balance on Non-Conforming Qualified Timeshare Loans assigned to the Agent on receivables pledged under the facility through November 2015, subject to customary terms and conditions. Principal repayments are made and interest is paid as cash is collected on the pledged receivables, with the remaining balance maturing in November 2018. The facility bears interest at the Prime Rate plus 0.75%, subject to an interest rate floor of 4.25%.

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

CapitalSource Facility. Since September 2011, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  The CapitalSource Facility provides for aggregate maximum outstanding borrowings of $40.0 million less the amounts outstanding under the CapitalSource Term Loan and for a revolving credit period expiring in September 2016, subject to a 12 month extension at the option of CapitalSource Bank. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. The interest rate on all existing and future borrowings under the CapitalSource Facility equals the 30-day LIBOR plus 4.50%. Principal repayments and interest are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving credit period, with the remaining outstanding balance maturing in September 2019, subject to a 12 month extension at the option of CapitalSource Bank. The CapitalSource Facility is cross-collateralized with the CapitalSource Term Loan. See Note 11 to the Consolidated Financial Statements included in the Annual Report for additional information regarding the CapitalSource Term Loan.

BB&T/DZ Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank”) which provides for maximum outstanding financings of $80.0 million, on a revolving basis through December 17, 2014, secured by timeshare receivables at an advance rate of 70.0%, subject to the terms of the facility, eligible collateral and terms and conditions believed to be customary for financing arrangements of this type. All future financings are to be funded 50% by BB&T and 50% by or through DZ Bank. The facility will mature and all outstanding amounts will become due thirty-six months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by BB&T, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ Bank. The interest rate under the facility equals the applicable index rate plus 3.5% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 5.5%. In each case, the applicable index rate is subject to a floor of 0.375%. Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the receivables advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the timeshare receivables included in the facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.

Quorum Purchase Facility. Since December 2010, Bluegreen and Bluegreen/Big Cedar Vacations have maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). In July 2014, the facility was extended and amended pursuant to which Quorum agreed to purchase on a revolving basis through October 31, 2014 eligible timeshare receivables in an amount of up to an aggregate $40.0 million purchase price, pursuant to the terms of the facility and subject to certain conditions precedent. The terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.0% per annum, with respect to any future advances. Future advances are also subject to a loan purchase fee of 0.5%. As of June 30, 2014, $10.9 million of the outstanding balance bore interest at a fixed rate of 5.5%, and $10.1 million of the outstanding balance bore interest at a fixed rate of 6.9%. These amounts and interest rates were not impacted by the July 2014 amendment.  Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.

While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing. The facility becomes due in December 2030. The facility is nonrecourse and is not guaranteed by Bluegreen.

Credit Facilities for Bluegreen Inventories with Future Ability

NBA Line of Credit.  In December 2013, Bluegreen/Big Cedar Vacations entered into a $10.0 million revolving line of credit with NBA secured by timeshare inventory at the Paradise Point resort (the “NBA Line of Credit”). As of June 30, 2014, approximately $5.1 million of borrowings were outstanding under this facility and the availability under the facility was approximately $4.9 million. The NBA Line of Credit bears interest at a rate equal to 30-day LIBOR plus 4.5%, subject to an interest rate floor of 5.5% (5.5% as of June 30, 2014) and matures in December 2018. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions pursuant to the terms of the agreement. The NBA Line of Credit is cross-collateralized with the NBA Receivables Facility described above under “Credit Facilities for Bluegreen Receivables with Future Availability.”

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

Commitments

Bluegreen’s material commitments as of June 30, 2014 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, inventory purchase commitments, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt, inventory purchase commitments, and non-cancelable operating leases by period due date, as of June 30, 2014 (dollars in thousands):

	Payments Due by Period
					Purchase
	Less than	1 — 3	4 — 5	After 5	Accounting
Contractual Obligations	1 year	Years	Years	Years	Adjustments	Total

Receivable-backed notes payable	$-	$3,352	$62,799	$349,400	$-	$415,551
Lines-of-credit and notes payable	6,811	22,785	33,079	23,166	(149)	85,692
Jr. subordinated debentures	-	-	-	110,827	(47,155)	63,672
Inventory purchase commitment	4,998	14,278	4,591	-	-	23,867
Noncancelable operating leases	11,181	17,802	9,164	13,080	1,027	52,254
Total contractual obligations	22,990	58,217	109,633	496,473	(46,277)	641,036

Interest Obligations (1)
Receivable-backed notes payable	19,593	39,532	36,403	93,093	—	188,621
Lines-of-credit and notes payable	6,581	9,912	6,823	1,418	—	24,734
Jr. subordinated debentures	5,631	11,263	11,263	93,609	—	121,766
Total contractual interest	31,805	60,707	54,489	188,120	—	335,121
Total contractual obligations	$54,795	$118,924	$164,122	$684,593	$(46,277)	$976,157

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2014.

As of June 30, 2014, cash required to satisfy Bluegreen’s development obligations related to resort buildings and resort amenities is estimated to be approximately $5.4 million, all of which relate to Bluegreen/Big Cedar Vacations. Bluegreen/Big Cedar Vacations plans to fund these expenditures over the next two years, primarily with cash generated from operations; however, Bluegreen/Big Cedar Vacations may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. The foregoing estimate assumes that Bluegreen will not be obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with certain property owners’ associations. At June 30, 2014, Bluegreen had liabilities for subsidies totaling $6.6 million, which are included in accrued liabilities and other on the Consolidated Balance Sheet.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under the existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of Bluegreen’s ongoing business strategy and the ongoing availability of credit. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

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

Off-balance-sheet Arrangements

As of June 30, 2014, Bluegreen did not have any “off-balance sheet” arrangements.

BBX Capital

The Company’s consolidated financial statements for the three and six months ended June 30, 2014 and 2013 include the results of operations of BBX Capital. BBX Capital’s continuing operations are reported through three reportable segments: BBX, FAR, and Renin. The only assets available to BFC from BBX Capital are dividends when and if paid by BBX Capital. BBX Capital is a separate public company, and its management prepared the following discussion, which was included in BBX Capital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.  Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries, references to the “Parent Company” are references to BBX Capital, at its parent company level,  and none of the foregoing are references to BFC, Woodbridge or Bluegreen.

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

BBX Capital’s Business Strategy

Since the sale of BankAtlantic in July 2012, we have been repositioning our business, monetizing our legacy portfolios of loans and real estate, and pursuing our goal of transitioning into a growth business by focusing on real estate opportunities and acquiring middle market operating businesses.  For more detailed information regarding our corporate strategy see the “BBX Capital Corporate Overview” filed on April 16, 2014 with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K which is available on the SEC website, www.sec.gov or our website,  www.bbxcapital.com.

The majority of our assets do not generate income on a regular or predictable basis. Recognizing the nature of our assets, our goal is to build long-term value.  We do not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses. BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  BBX Capital is also engaged in land entitlement activities on certain properties that we acquired through foreclosure and anticipate moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us as well as potential cash investments in such projects.  We are also pursuing potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values, the majority of our non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  We are observing improvements generally in real estate markets and believe that the prior estimated fair values of the underlying collateral securing certain of our commercial real estate loans and our real estate carrying values may be below current market values.  Additionally, this recovery in the real estate market has favorably affected the financial condition of our borrowers and we are aggressively pursuing our borrowers and/or guarantors in order to maximize our recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If we are successful in our efforts, we expect to recognize gains to the extent that the amounts we collect exceed the carrying value of our commercial loans and foreclosed real estate and expect these gains to be reflected in an increase in our shareholders’ equity in the long term.  Due to the nature of these activities however, we do not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly we expect our results of operations to vary significantly on a quarterly basis and we may experience losses in subsequent periods.

Consolidated Results of Operations

BBX Capital reports its consolidated results of operations in three reportable segments, BBX, FAR and Renin.  The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a BankAtlantic legacy portfolio of previously charged-off loans retained by CAM in the BB&T Transaction. The BBX segment also includes BBX Capital’s investment in Woodbridge and in real estate joint ventures.  BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties;  maximizing the cash flows from its portfolio of charged-off loans and judgments; and pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of the assets held by FAR with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

The Renin reportable segment consists of the activities of Renin Holdings, LLC and its subsidiaries.  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi and a sales and distribution office in the United Kingdom.

The other line represents the activities of Hoffman’s and Williams & Bennett.  Revenues of Hoffman’s and Williams & Bennett are highly seasonal with approximately 40% of total revenues earned in the fourth quarter and accordingly, financial results of Hoffman’s and Williams & Bennett may vary significantly on a quarterly basis. The amounts are provided in order to reconcile the reportable segments to the financial statements.

Net income (loss) from each of BBX Capital’s reportable segments was as follows (in thousands):

For the Three Months Ended June 30, 2014 Compared to the Same 2013 Period:

	For the Three Months Ended June 30,
	2014	2013	Change
BBX	$8,172	1,436	6,736
FAR	(25)	(4,285)	4,260
Renin	(699)	-	(699)
Other (1)	(285)	-	(285)
Income (loss) before provision
for income taxes	7,163	(2,849)	10,012
Provision for income taxes	6	-	6
Net income (loss)	$7,157	(2,849)	10,006

(1)	Other represents the activities of Hoffman’s and Williams & Bennett.

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s performance during the 2014 second quarter compared to the same 2013 quarter was primarily the result of equity earnings from its investment in Woodbridge, higher recoveries from loan losses and interest income as well as increased gains on the sales of assets.

Equity earnings in Woodbridge were $8.1 million during the three months ended June 30, 2014 compared to $3.4 million during the same 2013 period.

Recoveries from loan losses and interest income were $2.3 million and $0.5 million during the three months ended June 30, 2014 compared to $1.0 million and $0.1 million during the same 2013 period.  The higher recoveries from loan losses and interest income primarily resulted from payoffs of non-accrual loans.

Gains on the sales of assets were $2.8 million during the three months ended June 30, 2014 compared to $2.1 million during the same 2013 period.  During the three months ended June 30, 2014 one commercial real estate property was sold for a $2.5 million gain.

Summary Results of Operations – FAR Reportable Segment

The reduction in FAR’s net loss during the three months ended June 30, 2014 compared to the same 2013 period resulted primarily from a $3.1 million and $0.9 million decrease in assets impairments and the provision for loan losses, respectively.

Costs and expenses remained at 2013 levels as lower interest expense on BB&T’s preferred interest in FAR were partially offset by higher loan servicing costs and expenses associated with an increase in the number of foreclosed properties.

Total revenues increased by $0.2 million during the 2014 quarter compared to the same period during 2013.  Increased gains from the sales of foreclosed real estate as well as higher revenues from foreclosed income producing properties were partially offset by lower interest income primarily resulting from a significant decline in the outstanding balances of accruing loans due to loan repayments.

During the three months ended June 30, 2014 there were net reversals of impairments of $0.1 million compared to asset impairments of $3.0 million during the same 2013 period.  Asset impairments during the three months ended June 30, 2014 consisted of $0.1 million of recoveries from tax certificate losses, $0.1 million reduction in the valuation allowance on loans held for sale and a $0.1 million increase in foreclosed real estate valuation allowance.  Asset impairments during the three months ended June 30, 2013 consisted of $2.2 million of foreclosed real estate impairments, $0.7 million of lower of cost or market valuation allowance adjustments on loans held for sale and $0.1 million provision for tax certificate losses.

The provision for loan losses was $0.3 million during the three months ended June 30, 2014 compared to $1.2 million during the same 2013 period.  The reduction resulted primarily from a reduction in the provision for consumer loan losses during the 2014 quarter compared to the same period during 2013.

Summary Results of Operations – Renin Reportable Segment

Included in Renin’s loss before income taxes during the three months ended June 30, 2014 were $0.6 million of costs associated with the consolidation of manufacturing facilities in Canada, and $0.2 million of professional fees related to process improvements.

For the Six Months Ended June 30, 2014 Compared to the Same 2013 Period (in thousands):

	For the Six Months Ended June 30,
	2014	2013	Change
BBX	$10,053	(2,268)	12,321
FAR	(380)	(7,113)	6,733
Renin	(1,051)	-	(1,051)
Other (1)	(168)	-	(168)
Income (loss) before provision
for income taxes	8,454	(9,381)	17,835
Provision for income taxes	6	-	6
Net income (loss)	$8,448	(9,381)	17,829

(1)	Other represents the activities of Hoffman’s and Williams & Bennett.

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s income from continuing operations during the six months ended June 30, 2014 compared to the same 2013 period was primarily the result of the items discussed above for the three months ended June 30, 2014.  Equity earnings in Woodbridge were $14.3 million during the six months ended June 30, 2014 compared to $3.4 million during the same 2013 period.  Recoveries from loan losses were $3.3 million during the six months ended June 30, 2014 compared to $1.4 million during the same 2013 period.

Summary Results of Operations – FAR Reportable Segment

The reduction in FAR’s segment loss from continuing operations during the six months ended June 30, 2014 compared to the same 2013 period was primarily the result of the items discussed above for the three months ended June 30, 2014.   During the six months ended June 30, 2014 compared to the same 2013 period assets impairments and the provision for loan losses declined by $3.1 million and $2.3 million, respectively.

Summary Results of Operations – Renin Reportable Segment

The Renin segment loss from continuing operations during the six months ended June 30, 2014 compared to the same 2013 period was primarily the result of the items discussed above for the three months ended June 30, 2014.

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

The composition of BBX’s loans was (dollars in thousands):

	As of June 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	2	3,097	1,362	3	5,107	3,331
Commercial real estate:
Accruing	1	2,130	2,130	1	2,152	2,152
Non-accruing	3	22,211	8,218	4	27,077	11,526
Total loans held-for-investment	6	$ 27,438	$ 11,710	8	$ 34,336	$ 17,009

Loans held-for-sale	-	$ -	$ -	-	$ -	$ -

During the six months ended June 30, 2014, a $1.9 million non-accrual commercial non-real estate loan with a carrying value of $1.1 million was charged off as the business securing the loan ceased operations and the guarantors were unwilling to repay the loan.

During the six months ended June 30, 2014, a non-accrual commercial real estate loan with a carrying value of $3.2 million was paid-in-full.

The composition of BBX’s real estate was (dollars in thousands):

	As of June 30, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	14	$ 58,202	13	$ 75,333
Rental properties	1	10,762	2	15,705
Other	1	789	1	789
Total real estate held-for-investment	16	$ 69,753	16	$ 91,827

Real estate held-for-sale:
Land	10	$ 22,839	10	$ 10,307
Total real estate held-for-sale	10	$ 22,839	10	$ 10,307

A $2.6 million real estate held-for-investment parcel of land was moved from real estate held-for-investment to real estate held-for-sale during the six months ended June 30, 2014 based on improving real estate market conditions in the area where the property is located.

BBX sub-divided the Bonterra properties (formerly Hialeah Communities), described below into three parcels.  One of the parcels with an assigned value of $13.9 million was moved to real estate held-for-sale from real estate held-for-investment – Land upon the execution of a asset purchase agreement with a third party developer.

The decline in real estate held-for-investment rental properties reflects the contribution of a $4.8 million property to the PGA Design Holdings joint venture described below for $2.9 million in cash and a 40% interest in the joint venture.

A $3.2 million real estate held-for-sale property was sold during the six months ended June 30, 2014.

BBX Capital had investments in the following real estate joint ventures as of June 30, 2014 and December 31, 2013 that are reported in the BBX reportable segment (in thousands):

	June 30,	December 31,
	2014	2013
Altis at Kendall Square, LLC	$1,298	1,300
New Urban/BBX Development, LLC	2,368	54
Sunrise and Bayview Partners, LLC	1,800	-
PGA Design Center Holdings, LLC	1,971	-
Investments in unconsolidated real estate joint ventures	$7,437	1,354
Investment in JRG/BBX Development, LLC	$680	480

Kendall Commons (Altis at Kendall Square, LLC)

In March 2013, BBX Capital sold land to Altman Development (“Altman”), a third party real estate developer, for net proceeds of $8.0 million.  Altman is developing a multifamily rental community comprised of 12 three-story apartment buildings, one mixed-use building and one clubhouse totaling 321 apartment units.  BBX Capital has invested $1.3 million of cash in the project as one of a number of investors. The development is currently under construction and scheduled to begin leasing during the third quarter of 2014.  BBX Capital is entitled to receive 13% of venture distributions until a 15% internal rate of return has been attained and thereafter BBX Capital will be entitled to receive 9.75% of any venture distributions.

Village at Victoria Park (New Urban/BBX Development, LLC)

Village at Victoria Park consists of approximately 2 acres of vacant land located near downtown Fort Lauderdale, Florida. In December 2013, BBX Capital entered into a joint venture agreement with New Urban Communities to develop the project as 30 single-family homes.  The project is a 50% joint venture, with New Urban Communities serving as the developer and manager.  In April 2014, the joint venture executed an acquisition, development and construction loan with a financial institution and BBX Capital and New Urban Communities each contributed an additional $692,000 to the joint venture as a capital contribution.  The joint venture purchased the vacant land from BBX Capital for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The $1.6 million promissory note is secured by a junior lien on the vacant land and future improvements and subordinated to the acquisition, development and construction loan.  The project is currently scheduled to commence construction and sales in the third quarter of 2014.   Closings are projected to begin by the third quarter of 2015.

Bayview (Sunrise and Bayview Partners, LLC)

In June 2014, BBX Capital entered into a joint venture agreement with an affiliate of Procacci Development Corporation.  The joint venture acquired for approximately $8.0 million, three acres of real estate located at Bayview Drive and Sunrise Boulevard in Fort Lauderdale, Florida.  The new joint venture entity, Sunrise and Bayview Partners, LLC, is a 50% - 50% joint venture between the Company and an affiliate of Procacci Development.  The property is currently improved with an approximate 84,000 square foot office building along with a convenience store and gas station, and located minutes from the Fort Lauderdale beaches and directly across from the Galleria at Ft. Lauderdale.  The office building has low occupancy with short term leases.  The convenience store’s lease ends in March 2017 with a five year extension.  We anticipate the property will be repurposed at some point in the future.

PGA Design Center Holdings, LLC

In December 2013, BBX Capital purchased for $6.1 million a commercial property in Palm Beach Gardens, Florida, with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. The property, which is located in a larger mixed use property now known as PGA Place, was substantially vacant at the date of acquisition.  Subsequent to the acquisition of the property, BBX Capital entered into a joint venture with Stiles Development which acquired a 60% interest in the joint venture for $2.9 million in cash.  BBX Capital contributed the property (excluding certain residential development entitlements having an estimated value of $1.2 million) to the joint venture in exchange for $2.9 million in cash and the remaining 40% interest in the joint venture.  BBX Capital transferred the retained residential development entitlements to adjacent parcels owned by it in the PGA mixed use property now known as PGA Place (see below for a discussion of the other parcels owned by BBX Capital in the PGA mixed use property).  The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property.

North Flagler (JRG/BBX Development, LLC)

In October 2013, BBX Capital entered into a joint venture with JRG USA pursuant to which JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida and BBX Capital invested $0.5 million of cash.  The joint venture is seeking to expand land entitlements and is currently working to amend the current zoning designation and increase the parcel’s residential height restrictions with a view to increasing the value of the parcel.  BBX Capital is entitled to receive 80% of any joint venture distributions until it recovers its capital investment and thereafter will be entitled to receive 70% of any joint venture distributions.  The entitlement process is currently expected to be concluded in 2015.

BBX Capital also owns a 2.7 acre parcel located adjacent to the 4.5 acre parcel which is the subject of the contract held by the North Flagler joint venture with JRG USA.  The 2.7 acre parcel was acquired by BBX Capital through foreclosure and had a carrying value of $3.2 million as of June 30, 2014.  We believe that the value of this parcel will increase if the density is increased by the municipality approval of the zoning changes referenced in the preceding paragraph.

The following development projects are currently in the planning stages and involve real estate held-for-investment and real estate held-for-sale included in the above table.

Bonterra – CC Devco Homes

In July 2014, the Company entered into a joint venture agreement with CC Devco Homes- a Codina-Carr Company, to develop homes in a portion of the newly proposed Bonterra Communities (formerly called the Hialeah Communities) in Hialeah, Florida.  As the developer and manager of the joint venture, CC Devco Homes currently plans to build approximately 394 single-family homes.    The Company transferred to the joint venture approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, BBX Capital received its joint venture interest and $2.2 million of cash.  Anticipated project profits resulting from the joint venture will be distributed to CC Devco Homes and the Company on a 55% and 45% basis, respectively.  Capital requirements for the joint venture will be contributed by

CC Devco Homes and the Company on a 43% and 57% basis, respectively.  The project is in the final stages of planning and subject to receipt of government approvals.  Construction and sales are anticipated to commence in the first half of 2015. The Company continues to guarantee the $8.3 million mortgage that was assumed by the joint venture. (The Bonterra - CC Devco Homes joint venture is part of the master-planned community project, Bonterra Communities, discussed below.)

Gardens at Millenia

Gardens at Millenia consists of 37 acres of land located near the Mall at Millenia in a commercial center of Orlando, Florida with a carrying value of $11.2 million as of June 30, 2014.  This site is currently in the planning process and the final size and density of the project is subject to governmental approvals and other conditions.  The proposed plans for 26 acres of this site include a 300,000 square foot retail shopping center with multiple big-box and in-line tenants as well as four outparcel retail pads.  BBX Capital is in discussions with a potential joint venture partner to develop a portion of the 26 acre parcel.  Current plans for the remaining 11 acres of this site include nine rental apartment buildings totaling approximately 280 units, a clubhouse, lakeside pavilion, lakeside running trail, and a dog park.  The Company is in discussions with a potential joint venture partner to develop the eleven acre parcel.

Bonterra Communities – (formerly Hialeah Communities)

Bonterra Communities is a proposed master-planned community anticipated to be built on an approximate 128 acres of land consisting of a 114 acre parcel owned by the Company having a carrying value of $30.7 million at June 30, 2014, (this includes the 50 acre parcel transferred in July 2014 to the Bonterra – CC Devco Homes joint venture discussed above) and approximately 14 acres of adjacent land which is currently under contract to be acquired by the Bonterra – CC Devco Homes joint venture discussed above.  Once completed, Bonterra Communities is planned to have approximately 1,171 single-family homes, villas, town homes, and apartments, along with amenities including a clubhouse, fitness center, resort pool, parks, and a 15 acre lake.  The Bonterra community site is currently in the final stages of master-planning and our plans continue to be subject to receipt of governmental approvals.  It is anticipated that the community will be divided into three parcels, which include:

(1)

As discussed in the Bonterra - CC Devco Homes joint venture paragraph above, an approximate 59 acre parcel (including approximately 9 acres under contract to acquire) to be developed with approximately 394 single-family homes by a joint venture between the Company and CC Devco Homes.

(2)

An approximate 14 acre parcel owned by the Company to be developed with approximately 314 rental apartment units.  The Company is currently seeking required entitlements and plans to partner with a third party developer to develop this parcel.

(3)

An approximate 55 acre parcel (including 5 acres under contract to be acquired by the Bonterra - CC Devco Homes joint venture) owned by the Company to be developed with approximately 463 additional single-family homes, villas and townhomes.  BBX Capital has a contract to sell this parcel, subject to the receipt of entitlements currently being sought and due diligence by the purchaser.

PGA Place

BBX Capital owns an office building and land located in the newly named PGA Place, in the city of Palm Beach Gardens, Florida, with carrying values aggregating $14.4 million as of June 30, 2014.  The property held by the PGA Design Center Holdings joint venture described above is adjacent to PGA Place.  We believe this property presents a variety of development opportunities, some of which are currently in the planning stages and remain subject to receipt of government approvals. These include:

Office and Multi-Use - This mixed use property includes a 33,000 square foot commercial leased office building that is currently 56% occupied with an attached 428 space parking garage. Additionally, BBX Capital is currently seeking governmental approvals for a 125 room limited-service suite hotel, a 5,000 square foot freestanding restaurant and a 60,000 square foot office building on vacant tracts of land adjacent to this office building.  We anticipate partnering with a third party developer to develop all or a portion of these components of the project.

Multi-family - Current plans for this 7-acre multifamily parcel include approximately 300 apartment units, a clubhouse and spa, and lakeside pavilion. BBX Capital is in discussions with a potential joint venture partner to develop this parcel.

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX business segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2014	2013	Change	2014	2013	Change
Interest income	$473	82	391	645	526	119
Net gains on sales of assets	2,774	2,144	630	2,710	3,904	(1,194)
Income from real estate operations	775	908	(133)	1,552	1,884	(332)
Other revenues	121	208	(87)	252	751	(499)
Total revenues	4,143	3,342	801	5,159	7,065	(1,906)
Interest expense	260	333	(73)	521	502	19
Real estate operating expenses	1,245	1,082	163	1,991	1,876	115
Selling, general and administrative expenses	4,880	4,974	(94)	10,147	10,929	(782)
Total costs and expenses	6,385	6,389	(4)	12,659	13,307	(648)
Equity earnings in Woodbridge	8,108	3,442	4,666	14,330	3,442	10,888
Equity earnings in unconsolidated joint ventures	(26)	-	(26)	(32)	-	(32)
Recoveries from loan losses	2,332	1,031	1,301	3,336	1,449	1,887
Asset impairments	-	10	(10)	(81)	(917)	836
Income (loss) before income taxes	8,172	1,436	6,736	10,053	(2,268)	12,321
Provision for income taxes	-	-	-	-	-	-
BBX segment income (loss)	$8,172	1,436	6,736	10,053	(2,268)	12,321

Total Revenues

The increase in total revenues during the three months ended June 30, 2014 resulted primarily from a $0.6 million increase in gains on the sales of assets and a $0.4 million increase in interest income.  During the three months ended June 30, 2014, BBX sold real estate properties for a $2.7 million gain including a $2.5 million gain on the sale of one property.  During the three months ended June 30, 2013, the gain on the sale of assets resulted primarily from the sale of real estate properties.  The increase in interest income during the three months ended June 30, 2014 compared to the same 2013 period resulted primarily from the repayment to BBX Capital of a non-accrual loan.

The decline in total revenues during the six months ended June 30, 2014 compared to the same 2013 period resulted primarily from a $1.2 million decline in gains on the sales of assets and a $0.5 million decrease in other revenues. The decline in the sales of assets reflects lower gains on the sale of real estate properties during the six months ended June 30, 2014 compared to the same 2013 period.  The decrease in other revenues reflects $0.4 million of recoveries on loans in excess of contractual principal balances during the six months ended June 30, 2013.

Total Costs and Expenses

Total costs and expenses during the three months ended June 30, 2014 remained at the same levels as during the 2013 period.  The decline in interest expense during the three months ended June 30, 2014 resulted from the repayment of a $2.5 million note payable in December 2013.  The increase in real estate operating expenses resulted primarily from higher real estate taxes and maintenance costs associated with foreclosed properties

The decline in total costs and expenses during the six months ended June 30, 2014 compared to the same 2013 period resulted primarily from lower professional fees included in selling, general and administrative expenses.  During the three months ended March 31, 2013, BBX incurred significantly higher legal costs associated with the SEC civil action compared to the same 2014 period as the action had been scheduled for trial in April 2013.  The trial was subsequently postponed and is currently on the court’s trial calendar during November 2014.

Equity Earnings in Woodbridge

Equity earnings in Woodbridge were $8.1 million during the three months ended June 30, 2014 compared to $3.4 million during the same 2013 period.  The Woodbridge earnings represent 46% of Bluegreen Corporation’s net income.

Recoveries from loan losses

Recoveries from loan losses during the three months ended June 30, 2014 resulted primarily from payoffs of non-accrual loans and recoveries from BBX’s portfolio of charged off loans.  Recoveries from loan losses during the six months ended June 30, 2014 included $1.4 million of property tax refunds on a charged off commercial land loan.

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

Asset Impairments

Asset impairments during the six months ended June 30, 2014 resulted from an $80,000 write-down on one foreclosed real estate property resulting from an updated valuation.

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

The composition of FAR’s loans was (dollars in thousands):

	As of June 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Commercial real estate:
Accruing	6	8,613	8,613	7	15,245	15,245
Non-accruing	5	30,422	13,010	10	52,108	34,014
Consumer
Accruing	55	5,056	5,056	62	5,646	5,646
Non-accruing	43	6,122	3,022	43	5,846	2,972
Residential:
Accruing	-	-	-	-	-	-
Non-accruing	-	-	-	2	189	53
Total loans held-for-investment	109	$ 50,213	$ 29,701	124	$ 79,034	$ 57,930
Loans held-for-sale:
Commercial real estate
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Consumer
Accruing	14	1,905	1,343	15	2,044	1,494
Non-accruing	26	3,441	2,386	31	4,135	2,682
Residential
Accruing	35	4,897	3,902	34	4,912	3,945
Non-accruing	233	53,283	31,168	255	58,603	34,278
Small business
Accruing	37	6,834	5,504	52	10,320	8,170
Non-accruing	12	3,369	2,338	17	4,204	3,277
Total loans held-for-sale	357	$ 73,729	$ 46,641	404	$ 84,218	$ 53,846

The decline in accruing commercial real estate loans resulted primarily from the payoff of two loans with a carrying value of $7.0 million.

The decline in non-accruing commercial real estate loans held-for-investment resulted primarily from a deed in lieu of foreclose on a $10.9 million loan and the payoff of a $6.1 million loan.

The decline in small business, residential and consumer loans held-for-sale resulted primarily from loan repayments.

In July 2014, BBX Capital received net proceeds of approximately $9.6 million from the sale of its entire consumer loan held-for-sale portfolio with a $3.7 million carrying value and from the sale of residential loans with a $5.3 million carrying value.

The composition of FAR’s real estate was (dollars in thousands):

	As of June 30, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	1	$ 2,850	3	$ 4,323
Rental properties	2	20,429	1	11,186
Total real estate held-for-investment	3	$ 23,279	4	$ 15,509

Real estate held-for-sale:
Land	9	$ 9,166	8	$ 7,961
Rental properties	1	1,748	3	6,168
Residential single-family	22	3,781	29	6,447
Other	19	487	23	3,088
Total real estate held-for-sale	51	$ 15,182	63	$ 23,664

The decrease in real estate held-for-investment reflects the transfer of two land loans to real estate held-for-sale upon the completion of a development feasibility evaluation by management.

The increase in real estate held-for-investment rental properties reflects a $10.9 million property acquired through foreclosure.

The decrease in real estate held-for-sale rental properties resulted from the sale of two properties with a $4.4 million carrying value.

The decrease in real estate held-for-sale other resulted primarily from sales of three commercial retail properties with an aggregate carrying value of $3.0 million partially offset by a $0.4 million property acquired through foreclosure.

FAR Results of Operations

The following table is a condensed income statement summarizing the results of operations of the FAR business segment (“FAR”) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2014	2013	Change	2014	2013	Change
Interest income	$865	2,291	(1,426)	2,529	4,892	(2,363)
Net gains on sales of assets	1,152	50	1,102	1,167	352	815
Income from real estate operations	698	286	412	1,414	546	868
Other revenues	323	227	96	1,238	229	1,009
Total revenues	3,038	2,854	184	6,348	6,019	329
BB&T's priority return in FAR distributions	235	954	(719)	583	2,020	(1,437)
Real estate operating expenses	692	310	382	1,499	592	907
Selling, general and administrative expenses	1,944	1,685	259	3,460	3,915	(455)
Total costs and expenses	2,871	2,949	(78)	5,542	6,527	(985)
Provision for loan losses	(286)	(1,203)	917	(42)	(2,380)	2,338
Asset impairments	94	(2,987)	3,081	(1,144)	(4,225)	3,081
Loss from continuing operations	(25)	(4,285)	4,260	(380)	(7,113)	6,733
Provision (benefit) for income taxes	-	-	-	-	-	-
Net loss from continuing operations	$(25)	(4,285)	4,260	(380)	(7,113)	6,733

Total Revenues

The decline in interest income for the three and six months ended June 30, 2014 compared to the same periods during 2013 reflects lower accruing loan balances primarily due to loan repayments. Accruing loans declined from $115.1 million as of December 31, 2012 to $24.4 million at June 30, 2014.

The increase in the gains on sales of assets reflects higher gains on the sales of residential and commercial real estate during the 2014 quarter and six month period compared to the same 2013 periods.

The increase in income and expenses from real estate operations during the three and six months ended June 30, 2014 resulted primarily from two student housing facilities that FAR acquired through settlements with borrowers in September 2013 and January 2014.

Other revenues during the three months ended June 30, 2014 and 2013 consisted mainly of rental income from a public storage operating facility that was acquired through foreclosure in April 2013.  Other revenues during the six months ended June 30, 2014 included $0.6 million of income associated with a foreclosed loan where the fair value of the real estate acquired through foreclosure was in excess of the contractual principal amount of the loan.

Total Cost and Expenses

The decline in BB&T’s priority return in FAR distributions resulted from a lower preferred membership interest preference amount outstanding during the 2014 quarter and six month period compared to the same 2013 periods.  The preferred membership interest preference amount was reduced from $196.9 million as of December 31, 2012 to $27.0 million as of June 30, 2014.

The increase in selling, general and administrative expenses during the three months ended June 30, 2014 compared with the same 2013 period resulted primarily from higher professional fees associated with collection and foreclosure activities as well as higher operating expenses at the public storage operating facility acquired through foreclosure in April 2013.  The decline in selling, general and administrative expense during the six months ended June 30, 2014 compared to the same 2013 period resulted from lower foreclosure expenses.  The 2013 six month period included $0.8 million of foreclosure expenses associated with two properties.

Provision for loan losses

The provision for loan losses during the three months ended June 30, 2014 reflects an increase in the consumer allowance for loan losses of $0.3 million associated with increased delinquencies.  During the six months ended June 30, 2014 the increased consumer allowance for loan losses was partially offset by recoveries associated with nonaccrual and charged off loans.

The $1.2 million and $2.4 million provision for loan losses during the three months and six months ended June 30, 2013, respectively, resulted primarily from an increase in the consumer allowance for loan losses and charge-offs partially offset by a reduction in the allowance for loan losses for commercial and residential loans due to an improved historical loss experience.

Asset Impairments

Asset impairments during the three months ended June 30, 2014 reflect $0.1 million recoveries from tax certificate losses, $0.1 million of valuation allowance reversals on loans held for sale partially offset by $0.1 million of increased foreclosed real estate valuation allowances.

Asset impairments during the six months ended June 30, 2014 also includes a $2.2 million write down on a student housing facility acquired through foreclosure due to an updated valuation partially offset by $0.6 million of recoveries from short sales and payoffs of residential loans and a $0.6 million reduction in loans held for sale valuation allowances.

Asset impairments during the three months ended June 30, 2013 consisted of $2.2 million of foreclosed real estate impairments, $0.7 million of lower of cost or market valuation allowance adjustments on loans held for sale and a $0.1 million provision for tax certificate losses.  The real estate owned impairments resulted primarily from a $2.0 million impairment on an office warehouse property based on an updated valuation.   The increase in the valuation allowance for loans held for sale resulted from a decline in small business loan valuations.

Asset impairments for the six months ended June 30, 2013 consisted of $2.3 million of real estate owned impairments, $1.5 million of lower of cost or market valuation allowance adjustments on loans held for sale and a $0.4 million provision for tax certificate losses.

Renin Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Renin business segment for the three and six months ended June 30, 2014 (in thousands):

	For the Three Months	For the Six Months
	Ended June 30, 2014	Ended June 30, 2014
Sales	$14,745	28,883
Cost of goods sold	(11,076)	(21,521)
Gross margin	3,669	7,362
Interest expense	187	403
Selling, general and administrative expenses	4,322	7,844
(Gain) loss on foreign currency exchange	(141)	166
Total costs and expenses	4,368	8,413
Loss before income taxes	(699)	(1,051)
Provision for income taxes	6	6
Net loss	$(705)	(1,057)

Included in selling, general and administrative expenses during the three and six months ended June 30, 2014 were $0.6 million of costs associated with the consolidation of manufacturing facilities in Canada, and $0.2 million of process improvement professional fees.  Renin also incurred $0.1 million of acquisition related expenses during the six months ended June 30, 2014.

The gain (loss) on foreign currency exchange resulted primarily from the valuation of the Canadian dollar compared to the U.S. dollar during the three and six months ended June 30, 2014.  The Canadian dollar to U.S. dollar exchange rate declined from 94.02% as of December 31, 2013 to 90.46% as of March 31, 2014 and increased to 93.72% as of June 30, 2014.

BBX Capital Consolidated Financial Condition

BBX Capital’s total assets as of June 30, 2014 were $399.3 million compared to $431.1 million as of December 31, 2013.  The decline in total assets reflects the utilization of cash proceeds from loan repayments, loan sales and real estate sales to repay BB&T’s preferred interest in FAR. The changes in the components of total assets from December 31, 2013 to June 30, 2014 are summarized below:

•

Increase in cash resulting primarily from $31.0 million of loan repayments, $4.7 million of proceeds from the contribution of real estate held-for-investment to joint ventures and $14.8 million of dividends from Woodbridge, partially offset by $41.5 million of payments of BB&T’s preferred interest in FAR and $3.3 million of payments of notes payable to related parties as well as $2.0 million of cash outflows for acquisitions.

•

Lower loans receivable and loans held for sale balances reflecting $31.0 million of loan repayments and $13.2 million of loans transferring through foreclosure to real estate held-for-investment and real estate held-for-sale,

•

Decrease in real estate held-for-investment primarily from $18.9 million of properties transferred to real estate held-for-sale, $2.2 million of write-downs due to updated valuations subsequent to loan foreclosures and $4.8 million of properties contributed to a joint venture partially offset by $11.5 million of real estate acquired through foreclosure,

•

Increase in real estate held-for-sale primarily from $18.9 million of properties transferred from real estate held-for-investment and $1.7 million of real estate acquired through foreclosure, partially offset by  real estate sales of $16.4 million,

•

Increase in investment in real estate joint ventures reflecting a $1.8 million cash investment in the Sunrise and Bayview joint venture, the contribution of $0.7 million to an existing joint venture, the receipt of a $1.6 million subordinated note receivable from the sale of real estate to a joint venture and the contribution of real estate held-for-investment to a joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture with a carrying amount of $1.9 million,

•	Lower investment in Woodbridge Holdings, LLC reflecting $14.8 million of dividends received from Woodbridge partially offset by the recognition of $14.3 million of equity earnings,
•	Increase in inventory resulting primarily from the acquisition of Williams & Bennett and a $0.3 million increase in Renin inventory,
•	Goodwill and other intangible assets increase was due primarily to the Williams & Bennett acquisition,
•	Increase in other assets resulting primarily from a $5.3 million receivable from the sale of foreclosed properties by the lead bank pursuant to a participation agreement.

BBX Capital's total liabilities at June 30, 2014 were $85.1 million compared to $127.6 million at December 31, 2013.  The changes in the components of total liabilities from December 31, 2013 to June 30, 2014 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting distributions of proceeds from the monetization of FAR’s assets,
•

Decrease in notes payable to related parties associated with  the refinancing of the Bluegreen loan with Wells Fargo Capital Finance Corporation as well as the repayment of a $250,000 note issued in connection with the Hoffman’s acquisition,

•

Increase in notes payable reflecting $7.5 million of borrowings by Renin from Wells Fargo Capital Finance Corporation, partially offset by scheduled notes payable principal repayments and discount amortization, and

•

Increase in other liabilities due primarily to $2.4 million of deferred profits on the sale of real estate to joint ventures partially offset by lower principal and interest advances on residential loans serviced by others.

Liquidity and Capital Resources

BBX Capital held cash of $45.0 million at June 30, 2014. This amount does not include $2.7 million and $0.2 million of cash held in FAR and Renin, respectively.  BBX Capital had $4.7 million of current liabilities as of June 30, 2014.  BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans and sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate and distributions received from Woodbridge.

BBX Capital expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities, and as a consequence, BBX Capital may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all.

BBX Capital also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% membership interest in FAR.  BBX Capital also may seek to obtain funds through borrowings or the issuance of equity securities. BBX Capital anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy to invest directly or through joint ventures, in real estate (which may include acquisition and/or development) and in operating businesses over time as assets are monetized.  BBX Sweet Holdings is actively pursuing other acquisitions in the candy and confections industry.  While FAR is consolidated in BBX Capital’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital beyond its 5% preferred membership interest until such time as BB&T’s preferred membership interest is fully repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $27.0 million and $16.4 million at June 30, 2014 and July 31, 2014, respectively.

On June 11, 2014, Renin entered into a credit agreement with Wells Fargo Capital Finance Corporation (“Lender”).  Under the terms and conditions of the Credit Agreement, the Lender made a $1.5 million term loan to Renin. The Credit Agreement also includes a revolving advance facility pursuant to which the Lender agreed to make loans to Renin on a revolving basis up to a maximum of approximately $18 million or, if lesser, the Borrowing Base (as defined in the Credit Agreement), subject to the Borrowers’ compliance with the terms and conditions of the Credit Agreement, including certain specific financial covenants as discussed below. Upon execution of the Credit Agreement and funding of the term loan, the Lender also made loans to Renin in the aggregate amount of approximately $6.5 million under the revolving advance facility. The approximate $8.0 million of financing received by Renin from the Lender, together with pro rata capital contributions to Renin from BBX Capital and BFC of $2,025,000 and $475,000, respectively, were utilized to repay in full the $10.5 million outstanding balance of the Bluegreen loan to Renin.

A significant source of liquidity is the liquidation of loans and real estate and the contribution of properties to real estate joint ventures.  During the six months ended June 30, 2014, the proceeds from the liquidation of loans and real estate were approximately $31.0 million and $19.1 million, respectively and proceeds from the contribution of properties to joint ventures were $4.7 million.

BBX Capital’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX Capital’s Contractual Obligations and Off Balance Arrangements as of June 30, 2014 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$26,986	-	-	-	26,986
Operating lease obligation	5,067	2,099	2,354	518	96
Notes payable to related parties	11,750	-	-	11,750	-
Notes payable	17,313	649	1,998	1,248	13,418
Other obligations	160	120	40	-	-
Total contractual cash obligations	$61,276	2,868	4,392	13,516	40,500

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

The Company’s results, particularly with respect to the Bluegreen Resorts, FAR and BBX reporting segments, are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.  Changes in interest rates can impact the net interest income recognized by BBX Capital and Bluegreen as well as the valuation of their respective assets and liabilities (as well as Woodbridge’s indebtedness at its parent company level).  The Company’s interest rate risk position did not significantly change during the six months ended June 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1.  Legal Proceedings

Except as described below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004 (the “Assessment Period”).  On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property.  Bluegreen believed the attempt to impose such a tax was contrary to Tennessee law and vigorously opposed such assessment by the Division.  By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable.  The State of Tennessee Department of Revenue confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but took the position that Bluegreen owed a total of $0.7 million in taxes and interest based on the second type of transaction.  On August 1, 2011, Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the State of Tennessee Department of Revenue.  On December 13, 2013, the Chancery Court ruled that the imposition by the Tennessee Department of Revenue of sales tax for the Assessment Period upon use of Bluegreen Vacation Club accommodations located in Tennessee by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property was valid.  Bluegreen does not believe this ruling extends beyond the Assessment Period and does not believe the State of Tennessee has the legal right to increase the assessment or apply it to any other time period.  On February 10, 2014, Bluegreen filed its Notice of Appeal with respect to the Chancery Court’s ruling.  Bluegreen subsequently decided not to pursue the appeal and, during May 2014, paid approximately $873,000 to the Tennessee Department of Revenue, representing the amount of the tax assessment and accrued interest plus the Tennessee Department of Revenue’s legal costs related to the litigation, in resolution of the matter.

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

BFC FINANCIAL CORPORATION

Date:  August 11, 2014By:/s/ Alan B. Levan

Alan B. Levan, Chief Executive Officer

Date:  August 11, 2014By:/s/ John K. Grelle

John K. Grelle, Chief Financial Officer and Chief Accounting Officer