Form 10-Q
period 2014-09-30
BFC FINANCIAL CORP
filed 2014-11-10
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2014

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of November 4, 2014 is as follows:

Class A Common Stock of $.01 par value, 76,954,532 shares outstanding.
Class B Common Stock of $.01 par value, 10,187,526 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BFC Financial Corporation
Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and interest bearing deposits in banks ($3,557 in 2014 and $8,686 in 2013
held by variable interest entities ("VIEs"))	$246,508	217,636
Restricted cash ($29,800 in 2014 and $36,263 in 2013 held by VIEs)	61,379	65,285
Loans held for sale (held by VIEs)	36,545	53,846
Loans receivable, net of allowance for loan losses of $2,632 in 2014 and $2,713 in
2013 (including $19,922, net of $2,632 allowance in 2014 and $56,170, net of
$1,759 allowance in 2013 held by VIEs)	28,271	72,226
Notes receivable, including net securitized notes held by VIEs of $297,139 in 2014
and $342,078 in 2013, net of allowance of $98,939 in 2014 and $90,592 in 2013	436,534	455,569
Inventory	212,040	213,997
Real estate held for investment ($19,542 in 2014 and $15,836 in 2013 held by VIEs)	73,700	107,336
Real estate held for sale ($14,133 in 2014 and $23,664 in 2013 held by VIEs)	48,268	33,971
Investments in unconsolidated real estate joint ventures	9,707	1,354
Properties and equipment, net ($7,645 in 2014 and $7,899 in 2013 held by VIEs)	87,740	78,108
Goodwill and intangible assets, net	69,335	67,706
Other assets ($1,563 in 2014 and $2,413 in 2013 held by VIEs)	87,519	74,331
Total assets	$1,397,546	1,441,365

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC (held by VIE)	$14,171	68,517
Receivable-backed notes payable - recourse ($0 in 2014 and $5,899 in 2013
held by VIEs)	77,275	74,802
Receivable-backed notes payable - non-recourse (held by VIEs)	328,588	368,759
Notes and mortgage notes payable and other borrowings	90,900	102,519
Junior subordinated debentures	149,374	147,431
Deferred income taxes	108,482	77,089
Shares subject to mandatory redemption	12,623	12,362
Other liabilities ($12,653 in 2014 and $12,355 in 2013 held by VIEs)	167,373	167,490
Total liabilities	$948,786	1,018,969

Commitments and contingencies (See Note 12)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value;
authorized 15,000 shares; issued and outstanding 15,000 shares
with a stated value of $1,000 per share	$-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 72,868,025 in 2014 and 71,264,563 in 2013	$729	713
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 7,510,844 in 2014 and 7,337,043 in 2013	75	73
Additional paid-in capital	138,623	142,585
Accumulated earnings	112,034	95,810
Accumulated other comprehensive income	308	240
Total BFC Financial Corporation ("BFC") equity	251,769	239,421
Noncontrolling interests	196,991	182,975
Total equity	448,760	422,396
Total liabilities and equity	$1,397,546	1,441,365

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Sales of VOIs	$80,172	77,778	204,487	193,653
Trade sales	18,168	-	50,839	-
Interest income	21,607	23,015	65,307	69,378
Fee-based sales commission	38,665	28,828	108,974	74,388
Other fee-based services revenue	24,096	21,201	69,029	60,902
Net gains on the sales of assets	1,031	912	4,908	5,168
Other revenue	1,786	2,101	6,022	5,192
Total revenues	$185,525	153,835	509,566	408,681

Costs and Expenses
Cost of sales of VOIs	9,586	10,748	24,911	25,117
Cost of goods sold	13,060	-	36,606	-
Cost of other fee-based services	14,906	12,939	43,228	38,320
Interest expense	10,785	12,131	35,762	37,939
Provision for (recoveries from) loan losses	656	(4,433)	(2,638)	(3,502)
Impairments of (loss recoveries on) assets	5,926	(73)	7,151	5,069
Selling, general and administrative expenses	113,038	94,373	306,988	261,402
Total costs and expenses	$167,957	125,685	452,008	364,345

Other income	243	570	1,802	1,267
Income from continuing operations before income taxes	17,811	28,720	59,360	45,603
Less: Provision for income taxes	11,136	11,552	31,365	24,669
Income from continuing operations	6,675	17,168	27,995	20,934

(Loss) income from discontinued operations, net of taxes	(2)	(192)	55	(320)

Net income	6,673	16,976	28,050	20,614
Less: Net income attributable to noncontrolling interests	2,845	7,373	11,826	15,271
Net income attributable to BFC	$3,828	9,603	16,224	5,343

				CONTINUED

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and Diluted Earnings (Loss) Per Common Share
Attributable to BFC (Note 16):
Basic Earnings (Loss) Per Common Share
Earnings per share from continuing operations	$0.05	0.12	0.19	0.07
(Loss) per share from discontinued operations	-	-	-	(0.01)
Net earnings per common share	$0.05	0.12	0.19	0.06

Diluted Earnings (Loss) Per Common Share
Earnings per share from continuing operations	$0.05	0.12	0.19	0.07
(Loss) per share from discontinued operations	-	(0.01)	-	(0.01)
Net earnings per common share	$0.05	0.11	0.19	0.06

Basic weighted average number of common
shares outstanding	84,326	83,287	83,679	83,227

Diluted weighted average number of common
and common equivalent shares outstanding	84,939	84,703	84,758	84,653

Amounts attributable to BFC common shareholders:
Income from continuing operations, net of tax	$3,830	9,795	16,169	5,640
(Loss) income from discontinued operations, net of tax	(2)	(192)	55	(297)
Net income available to common shareholders	$3,828	9,603	16,224	5,343

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Comprehensive Income - Unaudited
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$6,673	16,976	28,050	20,614

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of tax	16	4	34	50

Unrealized gains from foreign currency translation	14	-	56	-

Other comprehensive income, net of tax	$30	4	90	50

Comprehensive income, net of tax	6,703	16,980	28,140	20,664
Less: Comprehensive income attributable
to noncontrolling interests	2,851	7,373	11,848	15,271
Total comprehensive income attributable to BFC	$3,852	9,607	16,292	5,393

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statement of Changes in Equity - Unaudited
For the Nine Months Ended September 30, 2014 and 2013
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2012	70,309	6,860	$703	69	231,287	66,747	161	298,967	208,822	507,789
Net income	-	-	-	-	-	5,343	-	5,343	15,271	20,614
Other comprehensive income	-	-	-	-	-	-	50	50	-	50
Subsidiaries' capital transactions attributable to noncontrolling interest	-	-	-	-	-	-	-	-	1,894	1,894
Net effect of BBX's investment in Woodbridge attributable to noncontrolling interests	-	-	-	-	(6,309)	-	-	(6,309)	6,309	-
Net effect of Bluegreen merger attributable to noncontrolling interests	-	-	-	-	67,713	-	-	67,713	(67,713)	-
Consideration paid in connection with Bluegreen merger	-	-	-	-	(149,212)	-	-	(149,212)	-	(149,212)
Subsidiaries' capital transactions attributable to BFC	-	-	-	-	(1,345)	-	-	(1,345)	-	(1,345)
Issuance of Common Stock from exercise of options	114	448	1	4	225	-	-	230	-	230
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(564)	-	(6)	-	(1,477)	-	-	(1,483)	-	(1,483)
Share-based compensation	-	-	-	-	883	-	-	883	-	883
Balance, September 30, 2013	71,248	7,308	$712	73	141,751	72,090	211	214,837	164,583	379,420

Balance, December 31, 2013	71,265	7,337	$713	73	142,585	95,810	240	239,421	182,975	422,396
Net income	-	-	-	-	-	16,224	-	16,224	11,826	28,050
Other comprehensive income	-	-	-	-	-	-	68	68	22	90
Subsidiaries' capital transactions attributable to noncontrolling interest	-	-	-	-	-	-	-	-	2,211	2,211
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(43)	(43)
Subsidiaries' capital transactions attributable to BFC	-	-	-	-	(1,735)	-	-	(1,735)	-	(1,735)
Issuance of Common Stock from exercise of options	1,255	174	12	2	571	-	-	585	-	585
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(1,040)	-	(10)	-	(4,079)	-	-	(4,089)	-	(4,089)
Share-based compensation	-	-	-	-	1,295	-	-	1,295	-	1,295
Balance, September 30, 2014	72,868	7,511	$729	75	138,623	112,034	308	251,769	196,991	448,760

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$76,687	45,198

Investing activities:
Proceeds from redemption of tax certificates	549	1,967
Proceeds from the sales of tax certificates	-	928
Purchase of tax certificates	-	(31)
Proceeds from the maturities of interest bearing deposits	-	496
Distributions from unconsolidated affiliates	273	39
Investments in unconsolidated real estate joint ventures	(4,431)	(1,300)
Repayments of loans, net	34,942	83,380
Proceeds from the sales of loans to held for sale	9,497	1,100
Proceeds from sales of real estate	21,662	25,226
Proceeds from contribution of real estate to
unconsolidated joint ventures	6,966	-
Additions to real estate	(1,128)	-
Purchases of property and equipment, net	(15,244)	(8,727)
Cash paid for acquisitions, net of cash acquired	(4,499)	-
Net cash provided by investing activities	$48,587	103,078

Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	(54,346)	(86,231)
Repayments of notes, mortgage notes payable and other borrowings	(126,312)	(179,261)
Proceeds from notes, mortgage notes payable and other borrowings	84,438	220,741
Payments for debt issuance costs	(724)	(4,723)
Proceeds from the exercise of BFC stock options	585	230
Proceeds from the exercise of subsidiary stock options	-	400
Consideration paid in connection with the Bluegreen merger	-	(149,212)
Distributions to non-controlling interest	(43)	-
Net cash used in financing activities	$(96,402)	(198,056)

Increase (decrease) in cash and cash equivalents	28,872	(49,780)
Cash and cash equivalents at beginning of period	217,636	232,025
Cash and cash equivalents at end of period	$246,508	182,245

		CONTINUED

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2014	2013
Supplemental cash flow information:
Interest paid on borrowings and deposits	$32,230	32,365
Income taxes paid	20,335	4,592
Income tax refunded	(86)	(245)

Supplementary disclosure of non-cash investing and financing activities:
Restricted cash received on securitization, pending provision
of additional collateral		$21,226
Tax certificates transferred to tax certificates held-for-sale	-	494
Loans and tax certificates transferred to real estate
held-for-sale or real estate held-for-investment	20,450	30,855
Loans receivable transferred to loans held-for-sale	2,299	-
Loans receivable transferred from loans held-for-sale	-	(1,312)
Loans receivable transferred to property and equipment	-	12,834
Real estate held-for-investment transferred to investment
in joint ventures	1,920	-
Real estate held-for-investment transferred to real
estate held-for-sale	26,730	-
Issuance of note payable to purchase property and equipment	21	-
Increase in BFC accumulated other
comprehensive income, net of taxes	68	50
Net decrease in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	(1,735)	(1,345)
Net effect of BBX's investment in Woodbridge attributable to
noncontrolling interest	-	(6,309)
Net effect of the Bluegreen merger attributable to
noncontrolling interest	-	67,713
Repurchase and retirement of BFC's Class A Common Stock	(4,089)	(1,483)

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation

Notes to Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the consolidated financial condition of BFC at September 30, 2014; the consolidated results of operations and comprehensive income of BFC for the three and nine months ended September 30, 2014 and 2013; changes in consolidated equity of BFC for the nine months ended September 30, 2014; and the consolidated cash flows of BFC for the nine months ended September 30, 2014 and 2013. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period.  These unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).  All significant inter-company balances and transactions have been eliminated in consolidation.  As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

BFC is a Florida-based holding company whose principal holdings include an approximately 51% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”).  BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures, and investments in middle market operating businesses.  BFC’s principal holdings also include its interest in Woodbridge Holdings, LLC (“Woodbridge”), which is owned 54% by BFC and 46% by BBX Capital.  Woodbridge owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”), a sales, marketing and management company focused on the vacation ownership industry.  BFC also holds interests in other investments and subsidiaries as described herein.  The Company reports the results of its continuing operations through five segments: Bluegreen Resorts; BBX; Florida Asset Resolution Group; Renin; and Sweet Holdings.

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

Pursuant to the BB&T Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”). BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtlantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s $285.4 million in principal amount of outstanding TruPS obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount.  At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter own 100% of FAR through its ownership of FAR’s Class R units.  BBX Capital entered into an incremental $35 million guarantee in

BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  At September 30, 2014, BB&T’s preferred interest in FAR had been reduced through cash distributions to approximately $14.2 million.

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

BBX Capital - Acquisitions by BBX Sweet Holdings, LLC

On December 10, 2013, BBX Capital, through its wholly owned subsidiary BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), acquired Hoffman’s Chocolates and its subsidiaries Boca Bons and Good Fortunes (collectively, “Hoffman’s”).  Hoffman’s provides premier chocolate products with a product line of over 70 varieties of confections.  Hoffman’s currently operates 5 retail stores in South Florida.

On January 13, 2014, BBX Sweet Holdings acquired Williams & Bennett, including its other brand Big Chocolate Dipper. Williams & Bennett is headquartered in Boynton Beach, Florida and is a manufacturer of chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.

In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates and Helen Grace Chocolates.  Jer’s is a California based distributor of peanut butter chocolate products internationally and in the United States.  Helen Grace Chocolates is a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles.  The purchase consideration for the acquisition of the assets and assumption of certain liabilities of Helen Grace was less than the fair value of the net assets acquired and resulted in a bargain purchase gain of $1.8 million.   This gain was recognized in the consolidated statements of operations for the three and nine months ended September 30, 2014 in selling, general and administrative expenses. BBX Capital’s management believes that it was able to acquire Helen Grace for a bargain purchase price because Helen Grace was a distressed company.

The aggregate trade sales for Williams & Bennett, Jer’s and Helen Grace included in the Company’s statements of operations for the three and nine months ended September 30, 2014 was $2.4 million and $4.0 million, respectively.  The aggregate earnings for Williams & Bennett, Jer’s and Helen Grace included in the Company’s statements of operations for the three and nine months ended September 30, 2014 was $1.9 million and $1.6 million, respectively,  in each case including the $1.8 million bargain purchase gain recognized upon consummation of the Helen Grace acquisition.

In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections (“Anastasia”), a premium confection’s company founded in 1984. Headquartered in an 80,000 square foot production facility in Orlando, Florida, Anastasia manufactures gourmet coconut and chocolate candy, salt water taffy, and other chocolate gift products.  The purchase consideration of $11.5 million consisted of $4.0 million of cash at closing and a promissory note of $7.5 million, bearing interest at 5%, with four annual installments of principal and interest due from 2015 to 2018. The promissory note is guaranteed by BBX Capital.

Certain business combination disclosures required by Topic 805-10-50-2 for the Anastasia acquisition such as the fair value of the net assets acquired and the supplemental pro forma information, were not available at the date of filing.  BBX Capital engaged valuation firms to provide estimates of the fair value of the assets acquired and liabilities assumed and the valuation reports were not completed as of the filing date.  Also, Anastasia needed additional time to provide the financial information requested by BBX Capital to prepare the supplemental pro forma information.  The estimates of the fair value of the assets acquired and liabilities assumed as well as the supplemental pro forma information will be disclosed in a subsequent filing.

BBX Capital incurred $0.1 million and $0.3 million of acquisition related costs in connection with the above acquisitions during the three and nine months ended September 30, 2014.  The acquisition related costs were recognized in selling, general and administrative expenses in the Company’s statements of operations for the three and nine months ended September 30, 2014.

BBX Capital’s Joint Venture with Bonterra

In July 2014, BBX Capital entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah, Florida.  BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, BBX Capital received $2.2 million in cash and a joint venture interest with an agreed upon assigned initial capital contribution value of $4.9 million.  BBX Capital is entitled to receive 57% of the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter are shared 45% by BBX Capital and 55% by CC Bonterra.  BBX Capital contributes 57% of the capital and remains liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture.

Restricted Stock Grants

On September 30, 2014, a total of 1,389,072 shares of restricted Class A common stock granted to executive officers in September 2012 vested.  A total of 569,548 shares of the executive officers’ Class A common stock were surrendered to and retired by BFC to satisfy the $2.2 million tax withholding obligations associated with the vesting of these shares.

On October 6, 2014, the Compensation Committee of the Company’s Board of Directors’ granted 3,092,817 restricted shares of the Company’s Class B Common Stock to its executive officers under the Company’s 2014 Stock Incentive Plan.  The restricted Class B common shares had an aggregate $11.6 million fair value on the grant date and are scheduled to vest ratably each September 30th over a four year period.  The Company recognizes the compensation costs based on the straight-line method over the four year vesting period.

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

BFC has been advised by the NYSE and NASDAQ that, subject to a change in their position in the future, they would not consider approval of any application for listing of BFC’s Class A Common Stock prior to the resolution of the currently pending litigation brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman. See Note 12 for additional information regarding this litigation.  Accordingly, BFC has not yet filed an application for the listing of its Class A Common Stock and may or may not do so depending on whether a national securities exchange or qualified inter-dealer quotation system indicates an application could be considered for approval prior to resolution of the litigation. The pendency of the SEC action and delays in resolving the action have had the effect of delaying any listing of BFC’s Class A Common Stock. Pursuant to the terms of the merger agreement, because the merger was not consummated by April 30, 2014, either BFC or BBX may terminate the merger agreement at any time.  It is not currently expected that the merger will be consummated prior to the first quarter of 2015.

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in connection with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During 2013, BBX Capital paid to Woodbridge a total of approximately $441,000 of interest on the Note.  During the nine months ended September 30, 2014, Woodbridge recognized approximately $441,000 of interest on the Note. In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During the nine months ended September 30, 2014, Bluegreen paid a total of $52.5 million in cash dividends to Woodbridge, and Woodbridge has declared and paid cash dividends totaling $50.7 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($27.4 million to BFC and $23.3  million to BBX Capital). During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

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

Two consolidated class action lawsuits relating to the Bluegreen merger remain pending.  The plaintiffs in these actions have asserted that the consideration received by Bluegreen’s minority shareholders in the merger was inadequate and unfair, and are seeking to recover damages in connection with the merger. The Company believes that these lawsuits are without merit and intends to vigorously defend the actions.  See Note 12 for additional information regarding these actions.

2.    Liquidity

BFC

As of September 30, 2014 and December 31, 2013, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $29.5 million and $15.5 million, respectively.

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

We expect to use our available cash to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and/or repurchase shares of our common stock pursuant to our share repurchase program.  On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors considered by management.    There were no shares repurchased under the share repurchase program during the nine months ended September 30, 2014 or the year ended December 31, 2013.

BFC has not received cash dividends from BBX Capital since March 2009 and BBX Capital has indicated that it expects to utilize its available cash to pursue opportunities in accordance with its business and investment strategies and has no current plans to pay cash dividends to its shareholders.  BBX Capital will only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.

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

During the nine months ended September 30, 2014, Bluegreen paid a total of $52.5 million in cash dividends to Woodbridge. During 2014, Woodbridge declared and paid cash dividends totaling approximately $50.7 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($27.4 million to BFC and $23.3 million to BBX Capital).  During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

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

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately $0.6  million at September 30, 2014.  Woodbridge’s principal sources of liquidity are its cash holdings and dividend distributions received from Bluegreen.  As previously described, during the nine months ended September 30, 2014, Bluegreen paid a total of $52.5 million in cash dividends to Woodbridge, and during 2014, Woodbridge declared and paid cash dividends totaling approximately $50.7 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($27.4 million to BFC and $23.3 million to BBX Capital).

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

Bluegreen

Bluegreen had cash and cash equivalents totaling $159.6 million at September 30, 2014. Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities it may put in place will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements for the foreseeable future.  Subject to the successful implementation of ongoing strategic initiatives and the availability of credit, Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities.  Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require.  Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations.  To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

BBX Capital

BBX Capital had cash of $52.9 million as of September 30, 2014, which does not include $3.5 million and $0.2 million of cash held in FAR and Renin, respectively.  BBX Capital had  $9.8 million of current liabilities as of September 30, 2014.  BBX Capital’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate, income from income producing real estate, and distributions received from FAR and Woodbridge.  While FAR is consolidated in BFC and BBX Capital’s financial statements, the cash held in FAR and generated by its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return to BB&T and will generally not be available for distribution to BBX Capital, until the BB&T preferred membership interest is repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $14.2 million at September 30, 2014.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and the business of Bluegreen as well as restrictions contained in Bluegreen’s debt facilities and the outcome of pending legal proceedings against Bluegreen.  BBX Capital does not expect its investments in Renin or BBX Sweet Holdings to be a source of liquidity for the foreseeable future. Based on current and expected liquidity needs and sources, BBX Capital expects to be able to meet its liquidity needs over the next twelve months.

3.    Fair Value Measurement

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of September 30, 2014 or December 31, 2013.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	September 30, 2014
Loans measured for impairment
using the fair value of the
underlying collateral	$2,769	-	-	2,769	1,993
Impaired real estate held-for-
sale and held-for-investment	25,558	-	-	25,558	7,615
Impaired loans held for sale	8,374	-	-	8,374	3,286
Total	$36,701	-	-	36,701	12,894

(1)	Total impairments represent the amount of losses recognized during the nine months ended September 30, 2014 on assets that were held and measured at fair value as of September 30, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis as of September 30, 2014 is as follows (Fair Value in thousands):

As of September 30, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment
using the fair value of the		Fair Value of
underlying collateral	$2,769	Collateral	Appraisal	$0.1 - $2.7 million ($0.6 million)
Impaired real estate held-for-		Fair Value of
sale and held-for-investment	25,558	Property	Appraisal	$0.1 - $9.0 million ($3.2 million)
		Fair Value of
Impaired loans held for sale	8,374	Collateral	Appraisal	$0.1 - $1.8 million ($0.3 million)
Total	$36,701

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2013	(Level 1)	(Level 2)	(Level 3)	September 30, 2013
Loans measured for impairment
using the fair value of the
underlying collateral	$24,154	-	-	24,154	4,565
Impaired real estate held-for-
sale and held-for-investment	48,803	-	-	48,803	2,287
Impaired loans held for sale	12,922	-	-	12,922	925
Total	$85,879	-	-	85,879	7,777

(1)	Total impairments represent the amount of losses recognized during the nine months ended September 30, 2013 on assets that were held and measured at fair value as of September 30, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis as of September 30, 2013 was as follows (Fair Value in thousands):

As of September 30, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment
using the fair value of the		Fair Value of
underlying collateral	$24,154	Collateral	Appraisal	$0.1 - $9.0 million ($0.4 million)
Impaired real estate held-for-		Fair Value of
sale and held-for-investment	48,803	Property	Appraisal	$0.1 - $12.0 million ($1.9 million)
		Fair Value of
Impaired loans held for sale	12,922	Collateral	Appraisal	$0.1 - $2.2 million ($0.4 million)
Total	$85,879

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no significant liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of September 30, 2014 or December 31, 2013.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at September 30, 2014 and December 31, 2013 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September 30,	September 30,	Assets	Inputs	Inputs
	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held
for sale, net	64,816	68,693	-	-	68,693
Notes receivable, net	436,534	530,000	-	-	530,000
Notes receivable from preferred shareholders (1)	5,000	4,100	-	-	4,100

Financial liabilities:
Receivable-backed notes payable	$405,863	404,300	-	-	404,300
Notes and mortgage notes payable and
other borrowings	90,900	91,173	-	-	91,173
BB&T preferred interest in FAR	14,171	14,214	-	-	14,214
Junior subordinated debentures	149,374	127,500	-	-	127,500
Shares subject to mandatory redemption	12,623	11,000	-	-	11,000

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held
for sale, net	126,072	131,853	-	-	131,853
Notes receivable, net	455,569	540,000	-	-	540,000
Notes receivable from preferred shareholders (1)	5,013	4,100	-	-	4,100

Financial liabilities:
Receivable-backed notes payable	$443,561	447,700	-	-	447,700
Notes and mortgage notes payable and
other borrowings	102,519	101,961	-	-	101,961
BB&T preferred interest in FAR	68,517	69,032	-	-	69,032
Junior subordinated debentures	147,431	120,000	-	-	120,000
Shares subject to mandatory redemption	12,362	11,000	-	-	11,000

(1)	Notes receivable from preferred shareholders is included in other assets on BFC’s statements of financial condition as of September 30, 2014 and December 31, 2013.

Management of each of BFC, BBX Capital and Bluegreen has made estimates of fair value that it believes to be reasonable.  However, because there is no active market for many of these financial instruments, the fair value of certain of these financial instruments has been derived using the income approach technique with Level 3 unobservable inputs.  Estimates used in net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates.  These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.  As such, the estimated value upon sale or disposition of the asset may not be received and the estimated value upon disposition of the liability in advance of its scheduled maturity may not be paid.

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

4.    Variable Interest Entities

Bluegreen

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction (the “Legacy Securitization”) entered into in 2010 which was guaranteed by Bluegreen and repaid in full on April 24, 2014 (See Note 11 below and Note 11 to the consolidated financial statements included in BFC’s Annual Report for further information regarding the Legacy Securitization).  These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third-parties.  In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable.  Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties, which contain terms and conditions which Bluegreen believes generally reflect market conditions at the time of the securitizations.

With each securitization, Bluegreen generally retains a portion of the securities.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of September 30, 2014, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no triggering events were in effect.

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

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest or, in certain facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage notes receivable.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the nine months ended September 30, 2014 and 2013 were $4.1 million and $5.4  million, respectively.  Bluegreen’s maximum exposure to loss relating to non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s VIEs included in BFC’s consolidated statements of financial condition is set forth below (in thousands):

	As of
	September 30,	December 31,
	2014	2013
Restricted cash	$29,800	$36,263
Securitized notes receivable, net	297,139	342,078
Receivable backed notes payable - non-recourse	328,588	368,759
Receivable backed notes payable - recourse	-	5,899

The restricted cash and the securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

BBX Capital

FAR

In consideration for BB&T assuming BBX Capital’s $285.4 million in principal amount of TruPS in connection with the sale of BankAtlantic, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum.  At that time, BB&T’s interest in FAR will terminate, and BBX Capital, which holds the remaining 5% preferred membership interest in the net cash flows of FAR, will thereafter own 100% of FAR.  BBX Capital provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At September 30, 2014, BB&T’s preferred interest in FAR has been paid down to approximately $14.2 million.

BBX Capital’s variable interests in FAR include its 5%  preferred membership interest in the cash flows of FAR, rights to all residual cash flows after satisfaction of the preferred membership interests, and the incremental guarantee in favor of BB&T.  BBX Capital also services approximately $20.1 million of FAR’s commercial loans, and has a right of first refusal to acquire certain FAR commercial loans.  BBX Capital is entitled to purchase certain commercial loans on a basis established in FAR’s amended and restated limited liability company operating agreement.

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

The activities of FAR are governed by the amended and restated limited liability company operating agreement, which grants the Board of Managers decision-making authority over FAR.  The Board of Managers has four members, two members elected by BBX Capital and two members elected by BB&T.  Any action on matters before the Board of Managers requires the approval of at least three of the members.  The members designated by BB&T must resign from the Board of Managers upon the full redemption of its preferred membership interest in FAR.

The carrying amount of assets and liabilities of FAR and the classification of these assets and liabilities in BFC’s consolidated statements of financial condition as of September 30, 2014 and December 31, 2013 was as follows (in thousands):

	As of
	September 30,	December 31,
	2014	2013
Cash and interest bearing deposits in banks	$3,509	8,388
Loans held-for-sale	36,545	53,846
Loans receivable, net	19,922	56,170
Real estate held-for-investment	19,042	15,509
Real estate held-for-sale	14,133	23,664
Properties and equipment, net	7,645	7,899
Other assets	1,188	2,413
Total assets	$101,984	167,889
BB&T preferred interest in FAR, LLC	$14,171	68,517
Other liabilities	12,605	12,343
Total liabilities	$26,776	80,860

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

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $89.4 million as of September 30, 2014, including the incremental guarantee in favor of BB&T for repayment of the $14.2  million balance of its preferred membership interest.

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

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in the statement of financial condition was as follows (in thousands):

	As of
	September 30,	December 31,
	2014	2013
Cash and interest bearing deposits in banks	$48	298
Real estate held-for-investment	500	327
Other assets	375	-
Total assets	$923	625
Other liabilities	$48	12
Noncontrolling interest	$132	135

BBX Capital’s maximum loss exposure in North Flagler if all of North Flagler’s assets were deemed worthless would have been $743,000 as of September 30, 2014.

5.   Investment in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	September 30,	December 31,
	2014	2013
Altis at Kendall Square, LLC	$1,164	1,300
New Urban/BBX Development, LLC	(11)	54
Sunrise and Bayview Partners, LLC	1,745	-
Hialeah Communities, LLC	4,860	-
PGA Design Center Holdings, LLC	1,949	-
Investments in unconsolidated real estate joint ventures	$9,707	1,354

Altis at Kendall Square, LLC (“Kendall Commons”)

In March 2013, BBX Capital invested $1.3 million in a joint venture to develop 321 apartment units. BBX Capital is entitled to receive 13% of the joint venture distributions until a 15% internal rate of return has been attained and then BBX Capital will be entitled to receive 9.75% of any joint venture distributions thereafter.

BBX Capital analyzed the amended and restated operating agreement of Kendall Commons and determined that we are not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that BBX Capital only has limited protective rights under the operating agreement, is not the manager of the joint venture and the manager of the joint venture is entitled to 83% of the joint venture’s distributions.

New Urban/BBX Development, LLC (“Village at Victoria Park”)

In December 2013, BBX Capital entered into a joint venture agreement with New Urban Communities to develop two acres of vacant land located near downtown Fort Lauderdale, Florida as 30 single-family homes. The closing of the joint venture was subject to obtaining third party acquisition, development and construction financing. BBX

Capital and New Urban Communities each have a 50% membership interest in the joint venture and New Urban Communities serves as the developer and the manager.

In April 2014, the joint venture obtained an acquisition, development and construction loan from a financial institution and BBX Capital and New Urban Communities each contributed $692,000 to the joint venture as a capital contribution. The joint venture purchased the two acre site from BBX Capital for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The promissory note bears interest at 8% per annum and is subordinated to the financial institution acquisition, development and construction loan.  BBX Capital recognized a partial gain of $188,000 on the sale of the vacant land to the joint venture.

BBX Capital analyzed the Village at Victoria Park’s operating agreement and determined that we are not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that New Urban Communities has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance as it is the developer and manager of the project. Additionally, New Urban Communities also receives significant benefits from the joint venture in excess of its 50% membership interest in the form of development and administrative fees.

Sunrise and Bayview Partners

In June 2014, BBX Capital entered into a joint venture agreement with an affiliate of Procacci Development Corporation (“PDC”) and BBX Capital and PDC each contributed $1.8 million in the Sunrise and Bayview Partners joint venture.  BBX Capital and PDC each have a 50% interest in the joint venture.  In July 2014, the joint venture borrowed $5.0 million from PDC and acquired for $8.0 million three acres of real estate in Fort Lauderdale, Florida from an unrelated third party. The property is improved with an approximate 84,000 square foot office building along with a convenience store and gas station.   The joint venture refinanced the PDC borrowings with a financial institution and BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s $5.0 million loan.

BBX Capital analyzed the Sunrise and Bayview Partners operating agreement and determined that we are not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that PDC has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance as it is managing the property, including locating  tenants, executing leases, collecting rent payments and conducting development activities. Additionally, PDC also receives significant benefits from the joint venture in excess of its 50% membership interest in the form of development and property management fees.

PGA Design Center Holdings, LLC (“PGA Design Center”)

In December 2013, BBX Capital purchased for $6.1 million a commercial property with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. In January 2014, BBX Capital entered into a joint venture with Stiles Development, and in connection with the formation of the joint venture, BBX Capital sold the commercial property to the joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture. The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property. The property contributed to the joint venture excluded certain residential development entitlements with an estimated value of $1.2 million which were transferred to adjacent parcels owned by BBX Capital.

BBX Capital analyzed the PGA Design Center’s operating agreement and determined that we are not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that Stiles Development has a 60% interest in the joint venture and is also the managing member. As such, Stiles Development is the joint venture member that has the majority of the power to direct the activities of the joint venture that most significantly impact its economic performance and through its 60% membership interest has the obligation to absorb the majority of the losses and the right to receive the majority of the benefits of the joint venture.

Hialeah Communities, LLC

In July 2014, BBX Capital entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah, Florida.  BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, BBX Capital received $2.2 million in cash and a joint venture interest with an agreed upon assigned initial capital contribution value of $4.9 million.  BBX Capital is entitled to receive 57% of the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter are shared 45% by BBX Capital and 55% by CC Bonterra.  BBX Capital contributes 57% of the capital and remains liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture.  BBX Capital recognized a partial gain of $229,000 on the transfer of the land to the joint venture.

BBX Capital analyzed the Hialeah Communities operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that CC Bonterra as the managing member and developer of the homes has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance.   Additionally, CC Bonterra also receives significant benefits from the joint venture in excess of its 43% membership interest in the form of development and administrative fees as wells as 55% of  joint venture profits.

In September 2014, BBX Capital contributed additional capital to the joint venture of $1.8 million with CC Bonterra contributing $1.4 million.  The joint venture advanced $2.3 million of the funds to a wholly-owned subsidiary of BBX Capital and purchased property adjacent to the project for $0.9 million.  The wholly-owned subsidiary of BBX Capital used the funds received from the joint venture to purchase additional property adjacent to the project.

6.     BBX Capital’s Loans Held-for-Sale

BBX Capital’s loans held-for-sale were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Residential	$28,171	38,223
First-lien consumer	-	4,176
Second-lien consumer	2,299	-
Small business	6,075	11,447
Total loans held-for-sale	$36,545	53,846

Loans held-for-sale are reported at the lower of cost or fair value.  BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  BBX Capital transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  All loans held-for-sale at September 30, 2014 and December 31, 2013 were owned by FAR.

In September 2014, FAR, based on current market conditions, decided to sell its performing second-lien consumer loans.  BBX Capital charged down these loans $2.7 million to fair value and transferred the loans to held-for-sale in the aggregate amount of $2.3 million.

In July 2014, BBX Capital received net proceeds from the sales of its first-lien consumer loans portfolio and residential loans of approximately $3.2 million and $6.3 million, respectively.  Included in net gains on the sales of assets for the three and nine months ended September 30, 2014 was a $0.6 million gain from the sale of these loans.

7.    BBX Capital’s Loans Receivable

BBX Capital’s loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Commercial non-real estate	$1,345	3,331
Commercial real estate	27,143	62,937
Consumer	2,415	8,618
Residential	-	53
Total gross loans	30,903	74,939
Adjustments:
Premiums, discounts and net deferred fees	-	-
Allowance for loan losses	(2,632)	(2,713)
Loans receivable -- net	$28,271	72,226

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

Commercial real estate loans-  represent loans for acquisition, development and construction of various types of properties including residential, office buildings, retail shopping centers, and other non-residential properties.

Consumer loans - consist of loans to individuals originated through BankAtlantic’s branch network. The majority of consumer loans are home equity lines of credit secured primarily by a second mortgage on the primary residence of the borrower, located in Florida.  First lien consumer loans were transferred to loans held-for-sale as of December 31, 2013.  Performing second mortgage consumer loans were transferred to loans held-for-sale during September 2014.

Residential loans – represent loans secured by one to four dwelling units. This loan segment is further divided into interest only loans and amortizing loans. Interest-only residential loans require the borrower to make monthly payments of interest-only for a fixed period of time and become fully amortizing thereafter.  Amortizing residential loans require the borrower to make monthly principal and interest payments through maturity.  Residential loans, except for two loans in the final stages of foreclosure, were transferred to loans held-for-sale as of December 31, 2013.

All of BBX Capital’s small business loans were reclassified to loans held-for-sale as of September 30, 2012.  As a consequence, small business loans are measured based on the lower of cost or fair value and not included in BBX Capital’s allowance for loan losses.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was as follows (in thousands):

	September 30,	December 31,
Loan Class	2014	2013
Commercial non-real estate	$1,345	3,331
Commercial real estate	16,677	45,540
Consumer	2,031	2,972
Residential	-	53
Total nonaccrual loans	$20,053	51,896

An age analysis of the past due recorded investment in loans receivable as of September 30, 2014 and December 31, 2013 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
September 30, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	1,015	1,345
Commercial real estate:	-	-	5,458	5,458	21,685	27,143
Consumer	-	297	1,979	2,276	139	2,415
Residential:	-	-	-	-	-	-
Total	$-	297	7,767	8,064	22,839	30,903

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	2,269	2,269	1,062	3,331
Commercial real estate:	-	-	22,729	22,729	40,208	62,937
Consumer	317	293	2,480	3,090	5,528	8,618
Residential:	-	-	53	53	-	53
Total	$317	293	27,531	28,141	46,798	74,939

(1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of September 30, 2014 or December 31, 2013.

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the three months ended September 30, 2014 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$-	115	-	1,766	-	1,881
Charge-offs :		(134)	-	(2,966)	(4)	(3,104)
Recoveries :	26	1,974	80	961	158	3,199
Provision:	(26)	(239)	(80)	1,155	(154)	656
Ending balance	$-	1,716	-	916	-	2,632
Ending balance individually
evaluated for impairment	$-	1,607	-	-	-	1,607
Ending balance collectively
evaluated for impairment	-	109	-	916	-	1,025
Total	$-	1,716	-	916	-	2,632
Loans receivable:
Ending balance individually
evaluated for impairment	$1,345	16,675	-	1,282	-	19,302
Ending balance collectively
evaluated for impairment	$-	10,468	-	1,133	-	11,601
Total	$1,345	27,143	-	2,415	-	30,903
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	3,239	6,258	9,497
Transfer to loans held for sale	$-	-	-	2,299	-	2,299
Transfer from loans held for sale	$-	-	-	-	-	-

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the three months ended September 30, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,384	972	-	2,725	163	5,244
Charge-offs:	-	(227)	-	(241)	(141)	(609)
Recoveries :	53	3,596	73	289	579	4,590
Provision :	116	(3,992)	(73)	(225)	(259)	(4,433)
Ending balance	$1,553	349	-	2,548	342	4,792
Ending balance individually
evaluated for impairment	$954	-	-	-	-	954
Ending balance collectively
evaluated for impairment	599	349	-	2,548	342	3,838
Total	$1,553	349	-	2,548	342	4,792
Loans receivable:
Ending balance individually
evaluated for impairment	$3,332	90,750	-	4,921	40,146	139,149
Ending balance collectively
evaluated for impairment	$7,018	20,117	-	9,042	5,323	41,500
Total	$10,350	110,867	-	13,963	45,469	180,649
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	(1,312)	(1,312)

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$954	227	-	1,532	-	2,713
Charge-offs :	(1,939)	(134)	-	(3,325)	(5)	(5,403)
Recoveries :	67	5,723	267	1,651	252	7,960
Provision :	918	(4,100)	(267)	1,058	(247)	(2,638)
Ending balance	$-	1,716	-	916	-	2,632
Proceeds from loan sales	$-	-	-	3,239	6,258	9,497
Transfer to loans held for sale	$-	-	-	2,299	-	2,299
Transfer from loans held for sale	$-	-	-	-	-	-

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

Impaired Loans – BBX Capital’s loans are considered impaired when, based on current information and events, BBX Capital believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated as part of BBX Capital’s on-going credit monitoring process for commercial loans.  Factors considered in determining if a loan is impaired are past payment history, financial strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is established, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan.  Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell.  Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

BBX Capital’s impaired loans as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	As of September 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$-	-	-	3,001	4,472	954
Commercial real estate:	4,159	8,750	1,607	-	-	-
Consumer	749	1,689	749	920	2,228	920
Residential:	-	-	-	-	-	-
Total with allowance recorded	$4,908	10,439	2,356	3,921	6,700	1,874
With no related allowance recorded:
Commercial non-real estate	$1,344	3,079	-	330	634	-
Commercial real estate:	13,161	22,886	-	45,540	79,186	-
Consumer	1,625	2,418	-	7,165	8,730	-
Residential:	-	-	-	53	189	-
Total with no allowance recorded	$16,130	28,383	-	53,088	88,739	-
Total:
Commercial non-real estate	$1,344	3,079	-	3,331	5,106	954
Commercial real estate	17,320	31,636	1,607	45,540	79,186	-
Consumer	2,374	4,107	749	8,085	10,958	920
Residential	-	-	-	53	189	-
Total	$21,038	38,822	2,356	57,009	95,439	1,874

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three and nine months ended September 30, 2014 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$-	-	-	-
Commercial real estate:	4,159	46	1,386	80
Consumer	749	-	869	5
Residential:	-	-	-	-
Total with allowance recorded	$4,908	46	2,255	85
With no related allowance recorded:
Commercial non-real estate	$1,353	16	1,378	40
Commercial real estate:	13,393	358	16,560	552
Consumer	1,720	12	5,100	139
Residential:	-	-	-	-
Total with no allowance recorded	$16,466	386	23,038	731
Total:
Commercial non-real estate	$1,353	16	1,378	40
Commercial real estate	17,552	404	17,946	632
Consumer	2,469	12	5,969	144
Residential	-	-	-	-
Total	$21,374	432	25,293	816

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

BBX Capital monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly.  Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of September 30, 2014 were $14.5 million of collateral dependent loans, which were measured for impairment using current appraisals.

BBX Capital had no commitments to lend additional funds on impaired loans as of September 30, 2014.

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

There was one commercial real estate loan that was designated as a troubled debt restructured loan with a recorded investment of $4.2 million that was modified during the three and nine months ended September 30, 2014.  There were  no troubled debt restructurings during the three and nine months ended September 30, 2013.  There were  no loans modified in troubled debt restructurings beginning January 1, 2013 through September 30, 2014 that experienced a payment default during the three and nine months ended September 30, 2014. There were  no loans modified in troubled debt restructurings beginning January 1, 2012 through September 30, 2013 that experienced a payment default during the three and nine months ended September 30, 2013.

8.     Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and Bluegreen’s allowance for credit losses (dollars in thousands):

	As of
	September 30,	December 31,
	2014	2013
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$162,660	127,451
VOI notes receivable - securitized	370,865	420,848
Purchase accounting adjustment	(1,355)	(6,277)
	532,170	542,022
Allowance for credit losses	(98,613)	(90,188)
VOI notes receivable, net	$433,557	451,834
Allowance as a % of VOI notes receivable	19%	17%

Notes receivable secured by homesites:
Homesite notes receivable	$3,303	4,139
Allowance for credit losses	(326)	(404)
Homesite notes receivable, net	$2,977	3,735
Allowance as a % of homesite notes receivable	10%	10%

Total notes receivable
Gross notes receivable	$536,828	552,438
Purchase accounting adjustment	(1,355)	(6,277)
Allowance for credit losses	(98,939)	(90,592)
Notes receivable, net	$436,534	455,569
Allowance as a % of notes receivable	18%	17%

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method.  BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of September 30, 2014 and December 31, 2013, the outstanding contractual unpaid principal balance of the acquired notes was $85.6 million and $112.1 million, respectively. During June 2013, management revised its assumptions used in the calculation of cash flows expected to be collected on the acquired notes resulting in a $5.7 million impairment charge which was recorded as a valuation allowance. As of September 30, 2014 and December 31, 2013, the carrying amount of the acquired notes, net of a valuation allowance of $5.7 million at each date, was $78.6 million and $100.1 million, respectively.

The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at September 30, 2014 and December 31, 2013. The following is a reconciliation of accretable yield as of September 30, 2014 and December 31, 2013 (in thousands):

	For the Nine	For the
	Months Ended	Twelve Months
Accretable Yield	September 30,	December 31,
	2014	2013
Balance, beginning of period	$31,678	54,170
Accretion	(9,788)	(17,097)
Reclassification to nonaccretable yield	(491)	(5,395)
Balance, end of period	$21,399	31,678

The weighted-average interest rate on Bluegreen’s notes receivable was 16.0% and 15.8% at September 30, 2014 and December 31, 2013, respectively.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on loans secured by VOIs was 16.0% and 15.9% as of September 30, 2014 and December 31, 2013, respectively.  The majority of Bluegreen’s notes receivable secured by homesites, which were excluded from Bluegreen’s May 2012 sale of substantially all of the assets of its Bluegreen Communities division, bear interest at variable rates.  The weighted-average interest rate charged on loans secured by homesites was 7.6% and 7.7% as of September 30, 2014 and December 31, 2013, respectively.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all of Bluegreen’s delinquent notes receivable when principal or interest payments are more than three months contractually past due and interest income is not resumed until such loans are less than three months past due.  As of September 30, 2014 and December 31, 2013, $10.3 million and $11.3 million, respectively, of Bluegreen’s VOI notes receivable were more than three months past due and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit loss.

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

The table below sets forth the activity in Bluegreen’s allowance for credit losses (including homesite notes receivable) for the nine months ended September 30, 2014 and 2013 (in thousands):

	For the Nine Months Ended
	September 30,
	2014	2013
Balance, beginning of period	$90,592	63,374
Provision for credit losses	29,439	29,850
Write-offs of uncollectible receivables	(21,092)	(19,944)
Balance, end of period	$98,939	73,280

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of September 30, 2014 and December 31, 2013 (in thousands):

	As of
	September 30,	December 31,
	2014	2013
Current	$512,244	523,526
31-60 days	6,432	7,694
61-90 days	4,542	5,810
> 90 days (1)	10,307	11,269
Purchase accounting adjustments	(1,355)	(6,277)
Total	$532,170	542,022

(1)

Includes $5.3 million and $5.2 million as of September 30, 2014 and December 31, 2013, respectively, relating to VOI notes receivable that, as of such dates, had been defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit loss.

9.     Inventory

Inventory consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2014	2013
Completed VOI units	$173,457	187,592
Real estate held for future development	83,622	83,540
Land and facilities held for sale	645	586
Other inventory	14,868	9,155
Purchase accounting adjustment	(60,552)	(66,876)
Total	$212,040	213,997

The Company’s inventory is primarily comprised of Bluegreen’s completed VOIs, Bluegreen’s VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to the inventory held by Bluegreen Resorts, the operating segment which comprises all of Bluegreen’s continuing operations, during the three or nine months ended September 30, 2014 or 2013.

Interest capitalized to VOI inventory during the three and nine months ended September 30, 2014 and 2013 was insignificant.  The interest expense reflected in the consolidated financial statements is net of capitalized interest.

As of September 30, 2014, other inventory was comprised of approximately $14.9 million in raw materials, work in process and finished goods related to Renin and BBX Sweet Holdings.  Other inventory is measured at the lower of cost, determined on a first-in, first-out basis, or market.  Cost includes all costs of conversions, including materials, direct labor, production overhead and depreciation of equipment.  Raw materials are stated at the lower of cost, determined on a first-in, first-out basis, or market determined by reference to replacement cost.

10.    Real Estate Held-For-Sale and Real Estate Held-For-Investment

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

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of September 30,	As of December 31,
	2014	2013
Land	$34,357	18,268
Rental properties	7,828	6,168
Residential single-family	4,212	6,447
Other	1,871	3,088
Total held-for-sale	$48,268	33,971

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of September 30,	As of December 31,
	2014	2013
Land	$53,122	79,656
Rental properties	19,789	26,891
Other	789	789
Total held-for-investment	$73,700	107,336

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$38,021	93,032	33,971	107,336
Acquired through foreclosure	2,621	4,600	4,351	16,099
Transfers	7,814	(7,814)	26,730	(26,730)
Purchases	2,313	-	2,313	-
Improvements	-	817	-	1,128
Accumulated depreciation	-	(134)	-	(346)
Sales	(2,334)	(11,613)	(18,722)	(16,413)
Impairments	(167)	(5,188)	(375)	(7,374)
End of Period	$48,268	73,700	48,268	73,700

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013		September 30, 2013
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$36,043	38,785	45,637	37,413
Acquired through foreclosure	2,732	14,170	14,923	16,064
Improvements	-	-	-	-
Sales	(2,745)	-	(21,129)	(465)
Impairments	(371)	537	(3,772)	480
End of Period	$35,659	53,492	35,659	53,492

11.     Debt

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth information regarding the lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable) and notes payable of BBX Capital as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	As of September 30, 2014			As of December 31, 2013
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$66,000	8.05%	$42,330	$70,500	8.05%	$51,844
Foundation Capital	7,081	8.00%	10,596	7,234	8.00%	10,596
Capital Source Term Loan	3,127	5.91%	11,806	4,208	5.92%	11,615
Fifth Third Bank Note	4,900	3.25%	4,206	2,474	3.17%	4,206
NBA Line of Credit	2,287	5.50%	6,948	9,544	5.50%	15,437
Other	-	-	-	151	5.00%	1,597
	83,395		75,886	94,111		95,295
Less purchase accounting
adjustments	-		-	(171)		-
Total Bluegreen	$83,395		$75,886	$93,940		$95,295

BBX Capital:
Promissory note (1)	-		-	8,579	Prime + 1.0%	19,570
Wells Fargo Loans	7,505	(2)	23,650	-	-	-
Total BBX Capital	$7,505		$23,650	$8,579		$19,570

Total Notes Payable	$90,900		$99,536	$102,519		$114,865

(1)	The promissory note bore interest at Prime Rate (as published in the Wall Street Journal) plus 1.00%.
(2)

The term loan and revolving advance facility bear interest at the Canadian Prime Rate or the daily three month LIBOR rate plus a margin specified in the credit agreement at various rates from 0.5% to 3.25% per annum.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund Bluegreen’s operations. Additional information regarding each of Bluegreen’s lines of credit and notes payable facilities set forth above is included in Note 11 of BFC’s Annual Report.  Except as described below, Bluegreen had no new debt issuances and there were no significant changes related to its lines–of-credit and notes payable (other than receivable-backed notes payable, as described below) during the nine months ended September 30, 2014.    Bluegreen was in compliance with all applicable debt covenants under its debt instruments as of September 30, 2014.

Fifth Third Bank Note Payable.  In April 2008, Bluegreen entered into a note payable with Fifth Third Bank to finance an acquisition of real estate.  In August 2014, the Fifth Third Bank Note Payable was amended to increase its then outstanding balance from $2.3 million to $4.9 million, and change the maturity date from April 2023 to August 2021.  Principal and interest on amounts outstanding under the Fifth Third Note Payable are payable monthly through maturity.  The interest rate under the note equals the 30-day LIBOR plus 3.00%  (3.25% as of September 30, 2014).

The Fifth Third Line-of-Credit.  On November 5, 2014, Bluegreen entered into a $25 million revolving credit facility with Fifth Third Bank as administrative agent and lead arranger and Fifth Third Bank, Bank of America, N. A. and Branch Banking and Trust Company as initial lenders.  The facility is secured by certain of Bluegreen’s sales centers, VOI inventory and fee based service commission receivables and is guaranteed by certain of Bluegreen’s subsidiaries.  Amounts borrowed under the facility generally will bear interest at LIBOR plus 2.75% (with other borrower elections).  The facility matures on November 5, 2016 subject to an annual requirement to repay the outstanding balance.  The facility contains covenants and conditions which Bluegreen considers to be customary for transactions of this type.  As of the date of this report, no borrowings were outstanding under the facility.  Future borrowings are expected to be used by Bluegreen for general corporate purposes.

BBX Capital

New debt and significant changes related to BBX Capital’s notes payable during the nine months ended September 30, 2014 are as follows:

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

During July 2014, BBX Capital transferred 50 acres of land subject to a  $8.3 million mortgage to a joint venture in exchange for membership in the joint venture.  BBX Capital was not released from liability on the $8.3 million mortgage that was assumed by the joint venture.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of September 30, 2014			As of December 31, 2013
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed notes payable:
Liberty Bank Facility	$31,962	4.25%	$41,974	$19,756	4.25%	$23,956
Legacy Securitization (1)	-	-	-	6,569	12.00%	14,662
NBA Receivables Facility	19,394	4.50%	26,341	28,505	4.50-6.75%	34,143
CapitalSource Facility	25,919	4.66%	34,795	20,642	4.67%	27,651
Total before discount	77,275		103,110	75,472		100,412
Less unamortized discount on
Legacy Securitization	-		-	(670)		-
Total	$77,275		$103,110	$74,802		$100,412

Non-recourse receivable-backed notes payable:
BB&T/DZ Purchase Facility	$32,803	3.88%	$45,565	$-	-	$-
Quorum Purchase Facility	24,212	5.50-6.90%	27,770	23,775	5.50-6.90%	27,280
GE 2004 Facility	-	-	-	4,416	7.16%	4,956
GE 2006 Facility	19,733	7.35%	21,765	25,341	7.35%	28,112
2006 Term Securitization	14,173	6.16%	14,864	20,411	6.16%	21,700
2007 Term Securitization	33,356	7.32%	36,706	44,197	7.32%	49,015
2008 Term Securitization	13,031	7.88%	14,574	16,998	7.88%	19,072
2010 Term Securitization	40,170	5.54%	47,787	50,486	5.54%	60,762
2012 Term Securitization	63,295	2.94%	69,945	76,337	2.94%	84,427
2013 Term Securitization	87,815	3.20%	91,888	106,798	3.20%	110,862
Total	$328,588		$370,864	$368,759		$406,186
Total receivable-backed debt	$405,863		$473,974	$443,561		$506,598

(1)

Legacy Securitization debt bore interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.  The Legacy Securitization debt was repaid in full during April 2014.

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during the nine months ended September 30, 2014 include:

Legacy Securitization.  On April 24, 2014, Bluegreen repaid in full the notes payable issued in connection with the Legacy Securitization.  Accordingly, Bluegreen wrote off the related unamortized discounts and debt issuance costs of approximately $754,000 during the second quarter of 2014.

BB&T/DZ Purchase Facility. In accordance with the terms of Bluegreen’s timeshare notes receivable purchase facility with Branch Banking and Trust Company and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (the “BB&T/DZ Purchase Facility”), the maximum outstanding financings increased from $20 million at December 31, 2013 to $80 million on April 1, 2014.  Availability under the BB&T/DZ Purchase Facility is on a revolving basis through December 17, 2014, and amounts financed are secured by timeshare receivables at an advance rate of 70%, subject to eligible collateral and other terms of the facility, which Bluegreen believes to be customary for financing arrangements of this type.  In October 2014, Bluegreen amended the existing BB&T/DZ Purchase Facility to increase the advance rate to 75% and extend the advance period through December 31, 2015.  See Note 11 to BFC’s Consolidated Financial Statements included in the 2013 Annual Report for further information on the BB&T/DZ Purchase Facility.

Quorum Purchase Facility. In July 2014, the facility was extended and amended pursuant to which Quorum agreed to purchase on a revolving basis through October 31, 2014 eligible timeshare receivables in an amount of up to an aggregate $40.0 million purchase price, pursuant to the terms of the facility and subject to certain conditions precedent.  The terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.0% per annum, with respect to any future advances.  Future advances are also subject to a loan purchase fee of 0.5%.  As of September 30, 2014, $10.2 million of the outstanding balance bore interest at a fixed rate of 6.9%,  $9.4 million of outstanding balance bore interest at a fixed rate of 5.5% and $4.6 million of the outstanding balance bore interest at a fixed rate of 5.0%.  These amounts and interest rates were not impacted by the July 2014 amendment.  Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale.  Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.

GE 2004 Facility.  On May 1, 2014, Bluegreen repaid in full the notes payable issued in connection with the GE 2004 Facility.  Accordingly, Bluegreen wrote off the related unamortized debt issuance costs of approximately $171,000 during the second quarter of 2014.

See Note 11 of BFC’s Annual Report for further information with respect to each of the above listed receivable-backed notes payable facilities.

Junior Subordinated Debentures

Woodbridge and Bluegreen formed statutory business trusts, each of which issued trust preferred securities and invested the proceeds thereof in Woodbridge’s and Bluegreen’s respective junior subordinated debentures.  These trusts are variable interest entities in which Woodbridge and Bluegreen, respectively, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these business trusts; instead, the trusts are accounted for under the equity method of accounting.  Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.    There were no significant changes related to Woodbridge’s $85.0 million or Bluegreen’s $110.8 million of junior subordinated debentures during the nine months ended September 30, 2014.

12.    Commitments and Contingencies

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

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  As of September 30, 2014 and December 31, 2013, $11.9 million was accrued for pending legal proceedings involving BFC or its wholly-owned subsidiaries, or Woodbridge, at its parent company level (all of which related to the Woodbridge appraisal rights litigation described below).

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

In re BBX Capital Corporation Shareholder Litigation

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BFC and BBX Capital. In this action, styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan sought an injunction blocking the proposed merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, which challenged the currently proposed merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserted an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman

H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which included the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) alleged that the merger, including the exchange ratio and other terms and conditions of the merger agreement, is unfair to BBX Capital’s minority shareholders and is the product of unfair dealing on the part of the defendants; (ii) alleged that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenged the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) asserted that BBX Capital’s shareholders’ rights to appraisal do not constitute an adequate remedy; and (v) alleged that the joint proxy statement/prospectus relating to the merger contains material misrepresentations and does not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and fails to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration is fair. On November 8, 2013, defendants filed a motion to dismiss the amended complaint arguing that plaintiffs’ remedies were limited to an action for appraisal under Florida law.  On April 8, 2014, the Court denied defendants’ motion to dismiss. On April 11, 2014, plaintiffs filed a motion for class certification and on April 18, 2014, plaintiffs filed a Second Amended Class Action Complaint.  The Second Amended Class Action Complaint added allegations with respect to BBX Capital’s March 21, 2014 definitive proxy statement.  Specifically, plaintiffs alleged that the definitive proxy statement failed to provide full and accurate disclosure regarding: (i) the timing of the merger, (ii) the status of the listing of the shares of BFC’s Class A Common Stock to be issued in the merger; (iii) transactions impacting valuation following the negotiation of the exchange ratio; (iv) the per share value of shares held by BBX Capital’s minority shareholders and (v) the fundamental assumptions underlying the opinion of BBX Capital’s financial advisor.  On November 5, 2014, the Court denied Plaintiffs’ motion for class certification and dismissed the case with prejudice.  The Plaintiffs have the right to appeal this ruling.  BBX Capital and BFC believe the claims to be without merit and intend to vigorously defend the action.

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

State of Georgia Investigative Demand

On October 27, 2014, Bluegreen Corporation was served with an “Investigative Demand” from the State of Georgia’s Governor’s Office of Consumer Protection.  The Investigative Demand pertains to an investigation being conducted on behalf of the Administrator of the Georgia Fair Business Practices Act, O.C.G.A. Sections 10-1-390 et

seq. (the “Act”).  The investigation references potential violations of the Act, including engaging in unfair or deceptive acts or practices in the conduct of consumer transactions, and specifically involving statements alleged to have been made by telephone or in writing that a person has won, or is the winner of, or will win, an item or service when the person will not receive that item or service without obligation.  The investigation further references potential violations of the Act related to representations that goods or services have characteristics, uses or benefits that they do not have, and entering into retail installment contracts which do not comply with the Georgia Retail Installment and Home Solicitation Sales Act, O.C.G.A. Sections 10-1-1 et seq.  Bluegreen is currently investigating the allegations and will respond to the State within the required timeframes.

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004 (the “Assessment Period”).  On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property.  By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable and confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but it took the position that Bluegreen owed a total of $0.7 million in taxes and interest based on the second type of transaction.  On August 1, 2011, Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the State of Tennessee Department of Revenue.  On December 13, 2013, the Chancery Court ruled that the imposition by the Tennessee Department of Revenue of sales tax for the Assessment Period upon use of Bluegreen Vacation Club accommodations located in Tennessee by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property was valid.  Bluegreen does not believe this ruling extends beyond the Assessment Period and does not believe the State of Tennessee has the legal right to increase the assessment or apply it to any other time period.  During May 2014, Bluegreen paid approximately $873,000 to the Tennessee Department of Revenue, representing the amount of the tax assessment and accrued interest plus the Tennessee Department of Revenue’s legal costs related to the litigation, in resolution of the matter.

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

BBX Capital’s reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of September 30, 2014 are not material to BBX Capital’s or BFC’s financial statements.  The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable.  Management of BBX Capital currently estimates the aggregate range of reasonably possible losses of up to  $4.8  million.  This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available as of September 30, 2014.  The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.  Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure.

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

Discovery in the action is now closed.  The Court has denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  The grant of partial summary judgment does not resolve any of the SEC’s claims in its favor; with respect to Mr. Alan Levan’s answers on the July 25, 2007 conference call, the jury will still determine issues relating to materiality and scienter.  The trial commenced on November 3, 2014 and is expected to last approximately four weeks.  BBX Capital believes the claims to be without merit and intends to vigorously defend the action.

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

13.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
BBX Capital	$150,190	144,919
Joint ventures	46,801	38,056
Total noncontrolling interests	$196,991	182,975

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Noncontrolling interest - Continuing Operations:
BBX Capital	$(910)	3,641	3,037	(790)
Bluegreen (1)	-	-	-	5,321
Joint ventures	3,755	3,732	8,789	10,763
	$2,845	7,373	11,826	15,294

Noncontrolling interest - Discontinued Operations:
Bluegreen (1)	-	-	-	(23)
	$-	-	-	(23)
Net income attributable to noncontrolling interests	$2,845	7,373	11,826	15,271

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

The Company currently reports its results through five segments: Bluegreen Resorts; FAR; BBX; Renin; and Sweet Holdings. The Company previously had a Real Estate Operations segment which included the subsidiaries through which Woodbridge previously conducted its real estate business activities, all of which have ceased, and the operations of Cypress Creek Holdings, which engaged in leasing activities in an office building that it owned prior to its sale of the building during January 2012.  During the first quarter of 2014, management modified its measure of segment operating profit to exclude the remaining operations previously classified within the Real Estate Operations segment. Accordingly, the Company’s segment disclosure has been adjusted to reflect the revised presentation and the results previously included within Real Estate Operations segment have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts

to the consolidated amounts.    BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to Bluegreen and other real estate related activities, are presented as unallocated corporate overhead and are also included in the reconciliation of segment amounts to the consolidated amounts.  During the third quarter of 2014, the Company’s segment disclosure was adjusted to include Sweet Holdings as a separate operating segment.  Sweet Holdings previously was reported as other operations and not within any operating segment.

The Company evaluates segment performance based on its segment net income (loss).

The following summarizes the aggregation of the Company's operating segments into reportable segments:

Bluegreen Resorts

Bluegreen Resorts, the operating segment relating to Bluegreen’s continuing operations, markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or are owned by others in which case Bluegreen Resorts earns fees for providing these services.  Bluegreen Resorts also earns fees by providing club and property owners’ association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen Resorts provides financing to credit-qualified individual purchasers of VOIs, which provides significant interest income.

FAR

The FAR reportable segment consists of the activities of BBX Capital associated with overseeing the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred membership interest and maximizing the cash flows of any remaining assets.

BBX

The BBX segment includes the results of operations of CAM and BBX Partners, Inc. for the three and nine months ended September 30, 2014 and 2013.  BBX’s activities consisted of the activities associated with managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures.  As both BBX Capital and Woodbridge are consolidated into BFC’s financial statements, BBX Capital’s equity earnings from its investment in Woodbridge are eliminated in consolidation.

Renin

The Renin reportable segment consists of the activities of Renin, which is owned 81% by BBX Capital and 19% by BFC and was formed during October 2013 in connection with the acquisition at that time of Renin Corp. and its subsidiaries.  The Renin reportable segment includes the results of operations of Renin for the three and nine months ended September 30, 2014.

Sweet Holdings

The Sweet Holdings segment consists of the operating activities of BBX Sweet Holdings. BBX Sweet Holdings’ operating results for the three and nine months ended September 30, 2014 include the activities of Hoffman’s and Williams & Bennett, which were acquired during the fourth quarter of 2013 and the first quarter of 2014, respectively.  Also included in the three and nine months ended September 30, 2014 are the activities of Jer’s and Helen Grace from their dates of acquisition, July 1, 2014 and July 21, 2014, respectively, through September 30, 2014.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2014 (in thousands):

						Unallocated
						Amounts
	Bluegreen				Sweet	and
2014	Resorts	BBX	FAR	Renin	Holdings	Eliminations	Total
Revenues:
Sales of VOIs	$80,172	-	-	-	-	-	80,172
Trade sales	-	-	-	15,183	2,985	-	18,168
Interest income	20,487	479	707	-	-	(66)	21,607
Fee-based sales commission	38,665	-	-	-	-	-	38,665
Other fee-based services revenue	24,096	-	-	-	-	-	24,096
Net gains on the sales of assets	-	229	802	-	-	-	1,031
Other revenue	-	1,144	887	-	1	(246)	1,786
Total revenues	163,420	1,852	2,396	15,183	2,986	(312)	185,525

Costs and Expenses:
Cost of sales of VOIs	9,586	-	-	-	-	-	9,586
Cost of goods sold	-	-	-	11,234	1,826	-	13,060
Cost of other fee-based services	14,906	-	-	-	-	-	14,906
Interest expense	9,410	148	111	74	76	966	10,785
(Recoveries from) provision for loan losses	-	(2,560)	3,216	-	-	-	656
Asset impairments, net	-	-	5,926	-	-	-	5,926
Selling, general and administrative expenses	97,572	6,307	1,538	4,217	(302)	3,706	113,038
Total costs and expenses	131,474	3,895	10,791	15,525	1,600	4,672	167,957

Equity in earnings in Woodbridge	-	7,635	-	-	-	(7,635)	-
Other (expense) income	-	(205)	-	-	-	448	243
Income (loss) from continuing operations
before income taxes	31,946	5,387	(8,395)	(342)	1,386	(12,171)	17,811
Less: Provision for income taxes	-	-	-	-	-	11,136	11,136
Income (loss) from continuing operations	31,946	5,387	(8,395)	(342)	1,386	(23,307)	6,675
Loss from discontinued operations, net of taxes	-	-	-	-	-	(2)	(2)
Net income (loss)	$31,946	5,387	(8,395)	(342)	1,386	(23,309)	6,673
Less: Net income attributable to
noncontrolling interests						2,845	2,845
Net (loss) income attributable to BFC						$(26,154)	3,828

Total assets	$1,052,756	544,337	99,498	23,647	16,548	(339,240)	1,397,546

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2013 (in thousands):

				Unallocated
				Amounts
	Bluegreen			and	Segment
2013	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$77,778	-	-	-	77,778
Interest income	20,474	97	2,444	-	23,015
Fee-based sales commission	28,828	-	-	-	28,828
Other fee-based services revenue	21,201	-	-	-	21,201
Net gains on the sales of assets	-	(253)	1,165	-	912
Other revenue	-	567	1,679	(145)	2,101
Total revenues	148,281	411	5,288	(145)	153,835

Costs and Expenses:
Cost of sale of VOIs	10,748	-	-	-	10,748
Cost of other fee-based services	12,939	-	-	-	12,939
Interest expense	9,928	336	824	1,043	12,131
Recoveries from loan losses	-	(538)	(3,895)	-	(4,433)
(Loss recoveries on) asset impairments, net	-	(695)	622	-	(73)
Selling, general and administrative expenses	81,003	6,751	2,762	3,857	94,373
Total costs and expenses	114,618	5,854	313	4,900	125,685

Equity in earnings in Woodbridge	-	8,183	-	(8,183)	-
Other income	-	-	-	570	570
Income (loss) from continuing operations
before income taxes	33,663	2,740	4,975	(12,658)	28,720
Less: Provision for income taxes	-	-	20	11,532	11,552
Income (loss) from continuing operations	33,663	2,740	4,955	(24,190)	17,168
Loss from discontinued operations, net of taxes	-	-	-	(192)	(192)
Net income (loss)	$33,663	2,740	4,955	(24,382)	16,976
Less: Net income attributable to
noncontrolling interests				7,373	7,373
Net (loss) income attributable to BFC				$(31,755)	9,603

Total assets	$1,072,139	438,709	203,762	(286,808)	1,427,802

The table below sets forth the Company’s segment information for the nine months ended September 30, 2014 (in thousands):

						Unallocated
						Amounts
	Bluegreen				Sweet	and
2014	Resorts	BBX	FAR	Renin	Holdings	Eliminations	Total
Revenues:
Sales of VOIs	$204,487	-	-	-	-	-	204,487
Trade sales	-	-	-	44,066	6,773	-	50,839
Interest income	61,467	1,124	3,236	-	-	(520)	65,307
Fee-based sales commission	108,974	-	-	-	-	-	108,974
Other fee-based services revenue	69,029	-	-	-	-	-	69,029
Net gains on the sales of assets	-	2,939	1,969	-	-	-	4,908
Other revenue	-	2,948	3,539	-	4	(469)	6,022
Total revenues	443,957	7,011	8,744	44,066	6,777	(989)	509,566

Costs and Expenses:
Cost of sales of VOIs	24,911	-	-	-	-	-	24,911
Cost of goods sold	-	-	-	32,755	3,851	-	36,606
Cost of other fee-based services	43,228	-	-	-	-	-	43,228
Interest expense	31,175	669	694	477	198	2,549	35,762
(Recoveries from) provision for loan losses	-	(5,896)	3,258	-	-	-	(2,638)
Asset impairments, net	-	81	7,070	-	-	-	7,151
Selling, general and administrative expenses	255,673	18,445	6,497	12,227	1,510	12,636	306,988
Total costs and expenses	354,987	13,299	17,519	45,459	5,559	15,185	452,008

Equity in earnings in Woodbridge	-	21,965	-	-	-	(21,965)	-
Other (expense) income	-	(237)	-	-	-	2,039	1,802
Income (loss) from continuing operations
before income taxes	88,970	15,440	(8,775)	(1,393)	1,218	(36,100)	59,360
Less: Provision for income taxes	-	-	-	6	-	31,359	31,365
Income (loss) from continuing operations	88,970	15,440	(8,775)	(1,399)	1,218	(67,459)	27,995
Income from discontinued operations, net of taxes	-	-	-	-	-	55	55
Net income (loss)	$88,970	15,440	(8,775)	(1,399)	1,218	(67,404)	28,050
Less: Net income attributable to
noncontrolling interests						11,826	11,826
Net (loss) income attributable to BFC						$(79,230)	16,224

The table below sets forth the Company’s segment information for the nine months ended September 30, 2013 (in thousands):

				Unallocated
				Amounts
	Bluegreen			and	Segment
2013	Resorts	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$193,653	-	-	-	193,653
Interest income	61,419	623	7,336	-	69,378
Fee-based sales commission	74,388	-	-	-	74,388
Other fee-based services revenue	60,902	-	-	-	60,902
Net gains on the sales of assets	-	3,651	1,517	-	5,168
Other revenue	-	3,202	2,454	(464)	5,192
Total revenues	390,362	7,476	11,307	(464)	408,681

Costs and Expenses:
Cost of sale of VOIs	25,117	-	-	-	25,117
Cost of other fee-based services	38,320	-	-	-	38,320
Interest expense	31,023	838	2,844	3,234	37,939
Recoveries from loan losses	-	(1,987)	(1,515)	-	(3,502)
Asset impairments, net	-	222	4,847	-	5,069
Selling, general and administrative expenses	222,602	19,556	7,269	11,975	261,402
Total costs and expenses	317,062	18,629	13,445	15,209	364,345

Equity in earnings in Woodbridge	-	11,625	-	(11,625)	-
Other income	-	-	-	1,267	1,267
Income (loss) from continuing operations
before income taxes	73,300	472	(2,138)	(26,031)	45,603
Less: Provision for income taxes	-	-	20	24,649	24,669
Income (loss) from continuing operations	73,300	472	(2,158)	(50,680)	20,934
Loss from discontinued operations, net of taxes	-	-	-	(320)	(320)
Net income (loss)	$73,300	472	(2,158)	(51,000)	20,614
Less: Net income attributable to
noncontrolling interests				15,271	15,271
Net (loss) income attributable to BFC				$(66,271)	5,343

15.    Certain Relationships and Related Party Transactions

The Company owns shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 51% of the total outstanding equity of BBX Capital and 72% of the total voting power of BBX Capital.  The Company may be deemed to be controlled by Alan B. Levan, who serves as Chairman, Chief Executive Officer and President of the Company, and John E. Abdo, who serves as Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 71% of the Company’s total voting power.  Mr. Alan Levan and Mr. Abdo are each executive officers and directors of BBX Capital.  In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of the Company and BBX Capital.  Further, Seth M. Wise, an executive officer and director of the Company, and John K. Grelle, an executive officer of the Company, are also executive officers of BBX Capital.

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

In connection with the financing of the Bluegreen merger, the Company and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013.  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The Company continues to hold the remaining 54% of Woodbridge’s outstanding equity interests.  BBX Capital’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million.  The promissory note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the promissory note, with all outstanding amounts being due and payable at the end of the five-year term.  During the three and nine months ended September 30, 2014, Woodbridge recognized approximately  $147,000 and $441,000, respectively, of interest income under the note.  In connection with BBX Capital’s investment in Woodbridge, the Company and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions from Woodbridge to be made on a pro rata basis in accordance with the Company’s and BBX Capital’s respective percentage equity interests in Woodbridge.

On May 7, 2013, BFC, BBX Merger Sub, a  wholly-owned acquisition subsidiary of BFC, and BBX Capital entered into a merger agreement pursuant to which, subject to the terms and conditions of the agreement, BBX Capital will merge with and into BBX Merger Sub, with BBX Merger Sub continuing as the surviving company and a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the merger (the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio.  In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio. The merger was approved by the respective shareholders of BFC and BBX Capital on April 29, 2014. However, consummation of the merger remains subject to certain other closing conditions, including, without limitation, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the merger and the absence of any “Material Adverse Effect” (as defined in the merger agreement) with respect to either BBX Capital or BFC.  BFC has been advised by the NYSE and NASDAQ that, subject to a change in their position in the future, they would not consider approval of any application for listing of BFC’s Class A Common Stock prior to the resolution of the currently pending litigation brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman. See Note 12 for additional information regarding this litigation.  Accordingly, BFC has not yet filed an application for the listing of its Class A Common Stock and may or may not do so depending on whether a national securities exchange or qualified inter-dealer quotation system indicates an application could be considered for approval prior to resolution of the litigation. The pendency of the SEC action and delays in resolving the action have had the effect of delaying any listing of BFC’s Class A Common Stock.  Pursuant to the terms of the merger agreement, because the merger was not consummated by April 30, 2014, either BFC or BBX may terminate the merger agreement at any time.  It is not currently expected that the merger will be consummated prior to the first quarter of 2015.

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

During June 2014, the approximate $8.0 million of financing received by Renin from Wells Fargo as described in Note 11, together with pro rata capital contributions to Renin from BBX Capital and BFC of $2,025,000 and $475,000, respectively, were utilized to repay in full the Renin Loan.

The following table presents information relating to the shared services arrangements, information technology and management advisory services and office facilities arrangements between BFC, BBX Capital and Bluegreen for the three and nine months ended September 30, 2014 and 2013 (in thousands).  All amounts were eliminated in consolidation.

	For the Three Months Ended September 30, 2014
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$175	(71)	(104)
Facilities cost and information technology (2)	(125)	111	14

	For the Three Months Ended September 30, 2013
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$119	(50)	(69)
Facilities cost and information technology (2)	(104)	104	-

	For the Nine Months Ended September 30, 2014
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$582	(183)	(399)
Facilities cost and information technology (2)	(370)	330	40

	For the Nine Months Ended September 30, 2013
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$375	(139)	(236)
Facilities cost and information technology (2)	(322)	322	-

1)

Subsidiaries of BFC provide certain risk management and administrative services to BBX Capital and Bluegreen.  The costs of shared services are allocated based upon the usage of the respective services.

2)

In December 2012, BFC entered into an agreement with BBX Capital pursuant to which BBX Capital provides office facilities to BFC at BBX Capital’s and BFC’s principal executive offices.  Under the terms of the agreement, BFC reimburses BBX Capital at cost for certain costs and expenses related to the office facilities provided. Additionally, Bluegreen provides office facilities to a subsidiary of BFC.  BFC reimburses Bluegreen for these office facilities costs.

During each of the nine months ended September 30, 2014 and 2013, Bluegreen paid a subsidiary of BFC approximately $0.5 million for a variety of management advisory services.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

16.    Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company for the three and nine months ended September 30, 2014  and 2013 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings (loss) per common share
Numerator:
Income from continuing operations	$6,675	17,168	27,995	20,934
Less: Noncontrolling interests income
from continuing operations	2,845	7,373	11,826	15,294
Income from continuing operations
available to common shareholders	3,830	9,795	16,169	5,640

(Loss) income from discontinued operations	(2)	(192)	55	(320)
Less: Noncontrolling interest loss
from discontinued operations	-	-	-	(23)
(Loss) income from discontinued operations
to common shareholders	(2)	(192)	55	(297)
Net income available to common
shareholders	$3,828	9,603	16,224	5,343

Denominator:
Basic weighted average number of
of common shares outstanding	84,326	83,287	83,679	83,227

Basic earnings (loss) per common share:
Earnings per share from continuing operations	$0.05	0.12	0.19	0.07
Loss per share from discontinued operations	-	-	-	(0.01)
Basic earnings per share	$0.05	0.12	0.19	0.06

Diluted earnings (loss) per common share
Numerator:
Income from continuing operations
available to common shareholders	$3,830	9,795	16,169	5,640
(Loss) income from discontinued operations
to common shareholders	(2)	(192)	55	(297)
Net income available to common
shareholders	$3,828	9,603	16,224	5,343

Denominator:
Basic weighted average number of
common shares outstanding	84,326	83,287	83,679	83,227
Effect of dilutive stock options	613	1,416	1,079	1,426
Diluted weighted average number of
common shares outstanding	84,939	84,703	84,758	84,653

Diluted earnings (loss) per common share:
Earnings per share from continuing operations	$0.05	0.12	0.19	0.07
Loss per share from discontinued operations	-	(0.01)	-	(0.01)
Diluted earnings per share	$0.05	0.11	0.19	0.06

During each of the three and nine months ended September 30, 2014 and 2013, there were no options to acquire shares of common stock that were anti-dilutive.

On September 30, 2014,  a total of 1,389,072 shares of restricted Class A common stock of BFC granted to BFC’s executive officers on November 12, 2012 vested.  569,548 shares of the executive officers’ Class A common stock were surrendered to, and retired by, BFC to satisfy the $2.2 million withholding tax obligations associated with the vesting of these shares.

17.     New Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Accounting Standards Update Number 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This Update provides guidance in GAAP regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The guidance requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United States auditing standards.  This accounting guidance should reduce diversity in the timing and content of footnote disclosures.  The standard is effective for annual and interim reporting periods beginning after December 15, 2016.  Early application is permitted.  The adoption of this update is not expected to have an impact on the Company’s financial statements.

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

Accounting Standards Update Number 2014-08 –  Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.    This update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations and the disposal of individually significant disposals that do not qualify for discontinued operations presentation in the financial statements.  This update is effective for annual and interim periods beginning after December 15, 2014.  The adoption of this update is not expected to have an impact on the Company’s financial statements.

Accounting Standards Update Number 2014-04 – Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  This update provides guidance regarding when a creditor should derecognize a consumer mortgage loan and recognize a foreclosed asset upon taking physical possession of residential real estate property collateralizing a consumer mortgage loan. Pursuant to the update, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the update requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  This update is effective for annual and interim periods beginning after December 15, 2014.  The Company does not believe that this update will have an impact on its financial statements.

18.     Subsequent Events

Subsequent events have been evaluated through November 10, 2014, the date of the filing of this document.

In October 2014, BBX Sweet Holdings acquired Anastasia Confections (see Note 1 for more information regarding the acquisition).  In October 2014, the Compensation Committee of the Company’s Board of Directors’ granted

1,389,072 restricted shares of the Company’s Class B Common stock to its executive officers under the Company’s 2014 Stock Incentive Plan (see Note 1 for additional information regarding grant of restricted shares).

On November 5, 2014, Bluegreen entered into a  $25 million revolving credit facility with Fifth Third Bank as administrative agent and lead arranger and Fifth Third Bank, Bank of America, N. A. and Branch Banking and Trust Company as initial lenders (see Note 11 for more information regarding the Fifth Third Bank revolving credit facility).  On November 5, 2014, the court in the matter of the BBX Capital Corporation Shareholder Litigation denied the Plaintiffs’ motion for class certification and ordered the case dismissed with prejudice.  The Plaintiffs have the right to appeal this ruling (see Note 12 for more additional information regarding the BBX Capital Corporation Shareholder Litigation).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include a 51% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), which owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”). As described below, BBX Capital owns the remaining 46% equity interest in Woodbridge.

We hold shares of BBX Capital’s Class A Common Stock, which is listed for trading on the New York Stock Exchange (“NYSE”), and Class B Common Stock which together represent an approximately 72% voting interest and 51% equity interest in BBX Capital.  BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida. On July 31, 2012, BBX Capital completed its sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic. BBX Capital’s current operations and business plans involve investments in income producing real estate, real estate developments and real estate joint ventures, and investments in middle market operating businesses. BBX Capital also owns a 46% equity interest in Woodbridge.

Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others in which case Bluegreen earns fees for providing these services. Bluegreen also earns fees for providing club and property owners’ association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of VOIs, which generates significant interest income.

As of September 30, 2014, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $251.8 million. Net income attributable to BFC for the three and nine months ended September 30, 2014 was $3.8 million and $16.2 million, respectively, compared to a net income attributable to BFC of approximately $9.6 million and $5.3 million for the three and nine months ended September 30, 2013, respectively.

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

We currently report the results of our business activities through five segments: Bluegreen Resorts; BBX; FAR; Renin; and Sweet Holdings. Discontinued operations include the results of Bluegreen Communities.

BFC and BBX Capital- Acquisition of Renin Corporation

In October 2013, Renin Holdings, LLC (“Renin”), a newly formed joint venture entity owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp. (the “Renin Transaction”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products. Renin is headquartered in Canada and has four manufacturing, assembly and distribution facilities in Canada, the United States and the United Kingdom.

BBX Capital- Acquisitions by BBX Sweet Holdings, LLC

On December 10, 2013, BBX Capital, through its newly formed wholly owned subsidiary BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), acquired Hoffman’s Chocolates and its subsidiaries Boca Bons and Good Fortunes (collectively, “Hoffman’s”).  Hoffman’s provides premier chocolate products with a product line of over 70 varieties of confections.  Hoffman’s currently operates 5 retail stores in South Florida.

On January 13, 2014, BBX Sweet Holdings acquired Williams & Bennett, including its other brand Big Chocolate Dipper. Williams & Bennett is headquartered in Boynton Beach, Florida and is a manufacturer of quality chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.  The fair value of the identifiable net assets acquired was $2.1 million which included $1.5 million of other intangible assets, $1.1 million of inventory and $0.7 million of liabilities assumed.  Included in the Company’s statements of operations for the three and nine months ended September 30, 2014 was Williams & Bennett sales of $0.7 million and $2.3 million, respectively.

In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates and Helen Grace Chocolates.  Jer’s is a California based distributor of peanut butter chocolate products internationally and in the United States.  Helen Grace Chocolates is a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles.  The purchase consideration for the acquisition of the assets and assumption of certain liabilities of Jer’s was $1.2 million.  The purchase consideration for the acquisition of the assets and assumption of certain liabilities of Helen Grace of $1.5 million which was less than the fair value of the net assets acquired and resulted in a bargain purchase gain of $1.8 million.   This gain was recognized in the consolidated statements of operations for the three and nine months ended September 30, 2014 in selling, general and administrative expenses. BBX Capital’s management believes that it was able to acquire Helen Grace for a bargain purchase price because Helen Grace was a distressed company.

The aggregate trade sales for Williams & Bennett, Jer’s and Helen Grace included in the Company’s statements of operations for the three and nine months ended September 30, 2014 was $2.4 million and $4.0 million, respectively.  The aggregate earnings for Williams & Bennett, Jer’s and Helen Grace included in the Company’s statements of operations for the three and nine months ended September 30, 2014 was $1.9 million and $1.6 million, respectively, in each case including the $1.8 million bargain purchase gain recognized upon consummation of the Helen Grace acquisition.

In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections (“Anastasia”), a premium confection’s company founded in 1984. Headquartered in an 80,000 square foot production facility in Orlando, Florida, Anastasia manufactures gourmet coconut and chocolate candy, salt water taffy, and other chocolate gift products.  The purchase consideration of $11.5 million consisted of $4.0 million of cash at closing and a promissory note of $7.5 million, bearing interest at 5%, with four annual installments of principal and interest due from 2015 to 2018. The promissory note is guaranteed by BBX Capital.

Certain business combination disclosures required by Topic 805-10-50-2 for the Anastasia acquisition were not available at the date of filing.  BBX Capital engaged valuation firms to estimate the fair value of the assets acquired and liabilities assumed and the valuation reports were not completed as of the filing date.  Also, Anastasia needed additional time to provide the financial information requested by BBX Capital to produce the supplemental pro forma information.  The fair value of the assets acquired and liabilities assumed as well as the supplemental pro forma information will be disclosed in a subsequent filing.

BBX Capital incurred $0.1 million and $0.3 million of acquisition related costs in connection with the above acquisitions during the three and nine months ended September 30, 2014, respectively.  The acquisition related costs were recognized in selling, general and administrative expenses in the Company’s statements of operations for the three and nine months ended September 30, 2014.

Revenues of Hoffman’s, Williams & Bennett, Jer’s and Helen Grace are highly seasonal with approximately 40% of total revenues earned in the fourth quarter and accordingly, their financial results may vary significantly on a quarterly basis and from year to year and may not initially generate earnings and may not be profitable.

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

BFC has been advised by the NYSE and NASDAQ that, subject to a change in their position in the future, they would not consider approval of any application for listing of BFC’s Class A Common Stock prior to resolution of the currently pending litigation brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman. See Note 12 to the consolidated financial statements for additional information regarding this litigation. Accordingly, BFC has not yet filed an application for the listing of its Class A Common Stock and may or may not do so depending on whether a national securities exchange or qualified inter-dealer quotation system indicates an application could be considered for approval prior to resolution of the litigation.  The pendency of the SEC action and delays in resolving the action have had the effect of delaying any listing of BFC’s Class A Common Stock.  There is no assurance as to the timing or resolution of the case, the listing of BFC’s shares, or the consummation of the merger.  It is not currently expected that the merger will be consummated prior to the first quarter of 2015.  Pursuant to the terms of the merger agreement, because the merger was not completed by April 30, 2014, both BFC and BBX Capital have the right to terminate the merger agreement at any time.

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in connection with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During 2013, BBX Capital paid to Woodbridge a total of approximately $441,000 of interest on the Note.  During the nine months ended September 30, 2014, Woodbridge recognized approximately $441,000 of interest on the Note. In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge.  During the nine months ended September 30, 2014, Bluegreen paid a total of $52.5 million in cash dividends to Woodbridge, and Woodbridge has declared and paid cash dividends totaling $50.7 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($27.4 million to BFC and $23.3 million to BBX Capital). During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

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

Two consolidated class action lawsuits relating to the Bluegreen merger remain pending.  The plaintiffs in these actions have asserted that the consideration received by Bluegreen’s minority shareholders in the merger was inadequate and unfair, and are seeking to recover damages in connection with the merger.  The Company believes that these lawsuits are without merit and intends to vigorously defend the actions.  See Note 12 for additional information regarding these actions.

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
•

the impact of economic conditions on BFC, the price and liquidity of BFC’s common stock and BFC’s ability to obtain additional capital, including the risk that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations, it may not be possible to issue any such securities on favorable terms, if at all;

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
•

risks relating to the currently proposed merger between BFC and BBX Capital, including the ability to consummate the transaction on the currently contemplated terms, when expected, or at all, and the risk that, if consummated, the merger will not result in the benefits expected for the combined company, and the significant costs, incurred in connection with the merger;

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
•

Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and deterioration of other conditions relating to the real estate market and real estate development;

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

With respect to BBX Capital, the risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BBX Capital and its subsidiaries, including their respective markets, products and services, decreases in real estate values, and increased unemployment or high unemployment rates on its business generally, the value of its assets, the ability of BBX Capital’s borrowers to service their obligations and the value of collateral securing outstanding loans;

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

•

the risks that the assets retained by BBX Capital in CAM and FAR may not be monetized at the values currently ascribed to them, and that BBX Capital’s investments in real estate developments, real estate joint ventures and operating businesses, including BBX Capital’s investment in Woodbridge, Hoffman’s, Williams & Bennett, Jer’s Chocolates, Helen Grace Chocolates, Anastasia Confections, The Toffee Box and its acquisition with BFC of Renin Corp., as well as any acquisitions or investments that BBX Capital may make in the future may not achieve the returns anticipated or may not be profitable;

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

New Accounting Pronouncements

See Note 17 of the “Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Income from continuing operations, net of taxes	$6,675	17,168	27,995	20,934
(Loss) income from discontinued operations, net of taxes	(2)	(192)	55	(320)
Net income	6,673	16,976	28,050	20,614
Less: Net income attributable to noncontrolling interests	2,845	7,373	11,826	15,271
Net income attributable to BFC	$3,828	9,603	16,224	5,343

The Company reported consolidated net income attributable to BFC of $3.8 million and $16.2 million for the three and nine months ended September 30, 2014, respectively, compared to net income attributable to BFC of $9.6 million and $5.3 million during the three and nine months ended September 30, 2013, respectively.  Discontinued operations include the results of Bluegreen Communities.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at both September 30, 2014 and December 31, 2013 were $1.4 billion.  The primary changes in components of total assets are summarized below:

•

Increase in cash primarily from the collection of note and loan repayments, and proceeds of approximately $38.2 million resulting from real estate transactions partially offset by $54.3 million of payments to BB&T’s preferred interest in FAR and $4.5 million of cash outflows for acquisitions and operating expenses;

•	Decrease of $19.0 million in notes receivable, net of allowance primarily as a result of collections of principal exceeding new notes receivable originated;
•

Decrease in loans receivable and loans held for sale balances reflecting loan repayments and $20.4 million of loans transferred through foreclosure to real estate held-for-investment and real estate held-for-sale;

•

Increase in real estate held-for-sale primarily from properties transferred from real estate held-for-investment and $4.4 million of real estate acquired through foreclosure,  partially offset by real estate sales of $17.8 million;

•

Increase in investment in real estate joint ventures reflecting BBX Capital’s $1.8 million cash investment in the Sunrise and Bayview joint ventures, BBX Capital’s initial capital contribution of property and additional cash capital contributions in the Hialeah Communities joint venture and BBX Capital’s contribution of real estate held-for-investment to a joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture with a carrying amount of $1.9 million;

•

Increase of $9.6 million in properties and equipment, net primarily related to Bluegreen’s $6.1 million capital expenditure for the construction of new sales centers and BBX Sweet Holdings’ acquisition of Williams & Bennett and Helen Grace; and

•

Increase in other assets of $13.8 million primarily related to lower 2014 payments to Bluegreen POAs due to the timing of required cash payments for subsidy, maintenance fees and reserve contributions, and an increase in trade receivables related to Renin and BBX Sweet Holdings.

Total liabilities at September 30, 2014 and December 31, 2013 were $953.2 million and $1.0 billion, respectively.  The primary changes in components of total liabilities are summarized below:

•

BB&T’s preferred interest in FAR was paid down to approximately $14.2 million at September 30, 2014, a reduction of $54.3 million from December 31, 2013; repayment was primarily from net cash received by BBX Capital on  the monetization of FAR’s assets;

•	Decrease in notes and mortgage notes payable, including Bluegreen’s receivable backed notes payable, of $49.3 million; and
•	Increase in deferred taxes of $31.4 million.

BFC

BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to Bluegreen and other real estate related activities, are not reported in a separate reporting segment but are presented as unallocated corporate overhead and are included in the reconciliation of segment amounts to the consolidated amounts.  Included in these amounts are the financial results of a venture partnership that BFC controls and certain other equity investments, as well as income and expenses associated with BFC’s shared service operations, which provides human resources, risk management, investor relations and executive office administration services to BBX Capital and Bluegreen.  Additionally, these amounts include the results previously reported within the Real Estate Operations segment.  During the first quarter of 2014, management modified its measure of segment operating profit to exclude the remaining operations previously classified within the Real Estate Operations segment.  Accordingly, the Company’s segment disclosure has been adjusted to reflect the revised presentation and the results previously included within Real Estate Operations segment have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts.  See also Note 14 to the Consolidated Financial Statements included in Item 1 of this report for additional information regarding our operating segments.

BFC’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, legal, human resources, risk management, investor relations and executive office administration.  Corporate general and administrative expenses were $4.1 million for each of the three months ended September 30, 2014 and 2013, and $12.8 million and $12.7 million for the nine months ended September 30, 2014 and 2013, respectively.

BFC - Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $29.5 million and $15.5 million, respectively.  The increase in cash, cash equivalents and short-term investments was primarily due to $27.4 million in dividends received from Woodbridge during 2014 partially offset by payments of $3.7 million related to executive bonuses, a  $0.4 million additional investment in Renin, $0.6 million of preferred stock dividends and $8.7 million of general and administrative expenses.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities.  BFC’s principal sources of liquidity are its available cash, dividends from Woodbridge and short-term investments.  We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and or repurchase shares of our common stock pursuant to our share repurchase program.  On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares were repurchased under the program during the nine months ended September 30, 2014 or the year ended December 31, 2013.

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

BFC has not received cash dividends from BBX Capital since March 2009 and BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE.  BBX Capital has disclosed that it intends to use its cash to fund operations and investments and has no current plans to pay dividends to its shareholders.

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  In addition, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC.  BBX Capital and BFC own 46% and 54%, respectively, of Woodbridge.  During the nine months ended September 30, 2014, Bluegreen paid a total of $52.5 million in cash dividends to Woodbridge, and Woodbridge has declared and paid cash dividends during 2014 totaling $50.7 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($27.4 million to BFC and $23.3 million to BBX Capital).    During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital). Bluegreen’s ability to pay dividends in the future will be subject to the restrictions described above and Bluegreen’s results and financial condition, as well as the outcome of pending legal proceedings against Bluegreen.  Bluegreen’s results will depend in large part on the success of its sales and marketing efforts, including the continuation of its material marketing arrangements.

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of its 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices of $1,005 per share for the twelve month period ending April 29, 2015 and $1,000 per share thereafter.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company.  Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance.  BFC pays regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  As a result of the re-classification of the 5% Cumulative Preferred Stock to a liability in connection with the Second Amendment described below, the dividends on the 5% Cumulative Preferred Stock paid since the second quarter of 2012 plus accretable interest is included as interest expense on BFC’s consolidated statements of operations.

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

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.  The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.  The $0.5 million difference between the previously stated fair value of $11.0 million as of March 31, 2012 and the estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at December 31, 2012.  Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of September 30, 2014 is accrued interest of approximately $1.1 million.

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

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately $0.6 million at September 30, 2014.  Woodbridge’s principal sources of liquidity are its cash holdings and dividends received from Bluegreen.  As previously described, during the nine months ended September 30, 2014, Bluegreen paid a total of $52.5 million in cash dividends to Woodbridge, and Woodbridge has declared and paid cash dividends during 2014 totaling $50.7 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge.  During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge.  See “BFC-Liquidity and Capital Resources” above for a discussion of limitations on, and other factors which may affect, Bluegreen’s ability to pay dividends.

Woodbridge’s material commitments as of September 30, 2014 primarily include required quarterly interest payments on its $85 million of junior subordinated debentures.  The total amount of interest payments expected to be made by Woodbridge on its junior subordinated debt over the next twelve months is approximately $3.5 million.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions.  At September 30, 2014 and December 31, 2013, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements.  Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay.  No reimbursements were made during the nine months ended September 30, 2014 or the year ended December 31, 2013.

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

In addition to Bluegreen’s traditional VOI operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital light” business strategy, involving activities that generally do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs and Bluegreen’s traditional, or legacy, vacation ownership business.  Bluegreen’s results for the three and nine months ended September 30, 2014 reflect Bluegreen’s continued focus on its capital-light business strategy and its efforts to achieve selling and marketing efficiencies through new marketing channels.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties.  Bluegreen’s goal is for its capital-light business activities to become an increasing portion of its business over time; however, Bluegreen’s efforts to do so may not be successful.  As of September 30, 2014, Bluegreen’s capital-light business activities consisted of the following categories: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

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

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of September 30, 2014, Bluegreen provided management services to 49 timeshare resort properties and hotels.

Bluegreen also generates fee-based income by providing title services, construction design and management, and mortgage servicing.

During the three months ended September 30, 2014:

•	Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $43.2 million compared to $34.1 million during the same period in 2013, an increase of 26.7%.

•	Bluegreen earned income from continuing operations of $21.0 million compared to $22.3 million for the same period in 2013, a decrease of 6%.

•

System-wide sales of VOIs, net, which include sales of Bluegreen inventory and sales of third-party inventory, including Secondary Market Sales and Just-In-Time Sales, increased 16% to $151.4 million compared to $130.2 million during the same period in 2013.

•

Bluegreen sold $59.0 million of third-party inventory under FBS arrangements and earned sales and marketing commissions of $38.7 million in connection with those sales. During the same period in 2013, Bluegreen sold $43.8 million of third-party inventory under FBS arrangements and earned sales and marketing commissions of $28.8 million in connection with those sales.  In addition, Bluegreen sold $7.8 million of inventory under Just-In-Time arrangements during the third quarter of 2014 compared to $9.7 million in the same period in 2013. Including Bluegreen resort management, title services, and other fee-based services, Bluegreen’s total fee-based service revenues were $69.5 million during the third quarter of 2014 compared to $58.8 million in the third quarter of 2013.  Based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses, Bluegreen generated approximately $18.8 million and $18.9 million in pre-tax profits by providing fee-based services during the three months ended September 30, 2014 and 2013, respectively.

•	Further, Bluegreen sold $21.4 million of inventory under Secondary Market arrangements during the third quarter of 2014 compared to 12.9 million in the same period in 2013.

Additionally, Bluegreen has continued to seek cash sales and larger customer down payments on financed sales. During the first three quarters of 2014, approximately 50% of its VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

	Nine Months Ended September 30,
Average Annual Default Rates	2014	2013
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	7.2%	7.6%
Loans originated on or after December 15, 2008(1);(2)	6.6%	6.1%
Notes receivable secured by homesites	4.1%	5.4%

	As of
Delinquency Rates (3)	September 30, 2014	December 31, 2013
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.5%	4.2%
Loans originated on or after December 15, 2008(1)	2.9%	3.3%
Notes receivable secured by homesites	1.0%	4.6%

(1)	On December 15, 2008, Bluegreen implemented its FICO®-score based credit underwriting program.
(2)

Reflects, in management’s opinion, the benefits of Bluegreen’s FICO ® score based credit underwriting standards, and with respect to the average annual default rates, Bluegreen’s policy that loans are not defaulted until after 120 days past due.

(3)	The percentage of Bluegreen notes receivable portfolio that was over 30 days past due but not defaulted as of the dates indicated

See Note 8 to the Consolidated Financial Statements for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Results of Operations

In May 2012, Bluegreen sold substantially all of the assets of Bluegreen Communities to Southstar.  The operating results of Bluegreen Communities are classified as a discontinued operation for all periods presented.  See “Discontinued Operations” below. As a result of this sale, Bluegreen’s continuing operations relate solely to Bluegreen Resorts.

Selected information regarding the results of operations for Bluegreen Resorts for the three and nine months ended September 30, 2014 and 2013 is set forth below (dollars in thousands):

	For the Three Months Ended September 30,
	2014		2013
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Legacy VOI sales (1)	$63,224	42%	$63,843	49%
VOI sales-secondary market	21,409	14%	12,883	10%
Sales of third-party VOIs-commission basis	58,989	39%	43,782	34%
Sales of third-party VOIs-just-in-time basis	7,755	5%	9,733	7%
System-wide sales of VOIs, net	151,377	100%	130,241	100%
Less:Sales of third-party VOIs-commission basis	(58,989)	-39%	(43,782)	-34%
Gross sales of VOIs	92,388	61%	86,459	66%
Estimated uncollectible VOI
notes receivable (2)	(12,216)	-13%	(8,681)	-10%
Sales of VOIs	80,172	53%	77,778	60%
Cost of VOIs sold (3)	(9,586)	-12%	(10,748)	-14%
Gross profit (3)	70,586	88%	67,030	86%
Fee-based sales commission revenue (4)	38,665	66%	28,828	66%
Other fee-based services revenue	24,096	16%	21,201	16%
Cost of other fee-based services	(12,900)	-9%	(11,240)	-9%
Net carrying cost of VOI inventory	(2,006)	-1%	(1,699)	-1%
Selling and marketing expenses	(73,300)	-48%	(58,523)	-45%
General and administrative expenses	(24,271)	-16%	(22,480)	-17%
Net interest spread	11,078	7%	10,546	8%
Operating profit	$31,948	21%	$33,663	26%

	For the Nine Months Ended September 30,
	2014		2013
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Legacy VOI sales (1)	$146,864	37%	$183,300	54%
VOI sales-secondary market	58,377	15%	22,521	7%
Sales of third-party VOIs-commission basis	166,311	42%	114,043	34%
Sales of third-party VOIs-just-in-time basis	28,668	7%	17,471	5%
System-wide sales of VOIs, net	400,220	100%	337,335	100%
Less:Sales of third-party VOIs-commission basis	(166,311)	-42%	(114,043)	-34%
Gross sales of VOIs	233,909	58%	223,292	66%
Estimated uncollectible VOI
notes receivable (2)	(29,422)	-13%	(29,639)	-13%
Sales of VOIs	204,487	51%	193,653	57%
Cost of VOIs sold (3)	(24,911)	-12%	(25,117)	-13%
Gross profit (3)	179,576	88%	168,536	87%
Fee-based sales commission revenue (4)	108,974	66%	74,388	65%
Other fee-based services revenue	69,029	17%	60,902	18%
Cost of other fee-based services	(36,810)	-9%	(32,575)	-10%
Net carrying cost of VOI inventory	(6,418)	-2%	(5,745)	-2%
Selling and marketing expenses	(190,999)	-48%	(156,854)	-46%
General and administrative expenses	(64,674)	-16%	(65,748)	-19%
Net interest spread	30,292	8%	30,396	9%
Operating profit	$88,970	22%	$73,300	22%

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

Bluegreen Resorts – For the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Sales and Marketing

System-wide sales of VOIs, net. System-wide sales of VOIs, net include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  The sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  The growth in system-wide sales of VOIs, net during the 2014 periods as compared to the same periods in 2013 reflects an increase in the number of tours and an increase in the sale-to-tour conversion ratio. During the three and nine months ended September 30, 2014, the number of tours increased by 9% and 8%, respectively, compared to the same periods in 2013. The increase in the number of tours reflects efforts to expand marketing to sales prospects through new marketing initiatives.  Additionally, during the three and nine months ended September 30, 2014, Bluegreen’s sale-to-tour conversion ratio increased 1% and 4%, respectively, compared to the same periods in 2013.

The following table sets forth certain information for system-wide sales of VOIs, net for the periods indicated.  The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Number of sales offices at period-end	24	24	0%	24	24	0%
Number of active sales arrangements with third-party clients at period-end	13	11	18	13	11	18
Total number of VOI sales transactions	12,391	11,232	10	33,047	29,262	13
Average sales price per transaction	$12,477	$11,942	4	$12,310	$11,997	3
Number of total prospects tours	67,450	61,679	9	174,319	161,215	8
Sale-to-tour conversion ratio– total prospects	18.4%	18.2%	1	19.0%	18.2%	4
Number of new prospects tours	42,739	38,655	11	106,002	97,664	9
Sale-to-tour conversion ratio– new prospects	13.4%	13.3%	1	13.8%	13.0%	6
Percentage of sales to owners	53.2%	53.5%	(1)	55.8%	55.9%	0
Average sales price per guest	$2,292	$2,175	5	$2,334	$2,178	7

Sales of VOIs. Sales of VOIs represent sales of Bluegreen-owned VOIs, including VOIs obtained on a Just-In-Time basis and those acquired through Secondary Market arrangements, reduced by an estimate of uncollectible VOI notes receivable. In addition to the above-described factors impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of VOIs sold on behalf of third-parties on a commission basis. Sales of VOIs were $80.2 million and $204.5 million during the three and nine months ended September 30, 2014, respectively, compared to $77.8 million and $193.7 million during the three and nine months ended September 30, 2013.

Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs was 13% and 10% during the three months ended September 30, 2014 and 2013, respectively, and 13% during each of the nine months ended September 30, 2014 and 2013. The estimate of uncollectible VOI notes receivable varies between periods based on the percentage of VOIs which Bluegreen finances during a period and changes in the estimates of future credit losses. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from estimates and the reserves may not be adequate.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory. In addition to Bluegreen’s inventory from its traditional timeshare business (“Legacy Inventory”), Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and

Secondary Market arrangements within the capital-light business strategy. Compared to the cost of Bluegreen’s Legacy Inventory, VOIs acquired through Just-In-Time arrangements typically have a relatively higher associated product cost while those acquired in connection with Secondary Market arrangements typically have a lower product cost, as Secondary Market inventory is generally obtained from POAs selling the VOIs to Bluegreen at a significant discount. During the three months ended September 30, 2014 and 2013, cost of VOIs sold were 12% and 14%, respectively, of sales of VOIs. During the nine months ended September 30, 2014 and 2013, cost of VOIs sold were 12% and 13%, respectively, of sales of VOIs. The decrease in cost of sales generally and as a percentage of sales during the 2014 periods is a result of a higher proportion of Secondary Market sales, which as discussed above, typically carry a lower acquisition cost, partially offset by an increase in Just-In-Time sales.  Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available.

Fee-Based Sales Commission Revenue. During the three months ended September 30, 2014 and 2013, Bluegreen sold $59.0 million and $43.8 million, respectively, of third-party inventory under commission arrangements and earned sales and marketing commissions of $38.7 million and $28.8 million, respectively. During the nine months ended September 30, 2014 and 2013, Bluegreen sold $166.3 million and $114.0 million, respectively, of third-party inventory under commission arrangements and earned sales and marketing commissions of $109.0 million and $74.4 million, respectively. The increase in sales of third-party inventory during the 2014 periods compared to the 2013 periods is due to an increase in the number of Bluegreen’s commission-based clients, as well as the applicable factors described above with respect to the overall increase in system-wide sales of VOIs, net.

Net Carrying Cost of VOI Inventory. Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory to the POAs that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from its sampler programs. The carrying cost of Bluegreen’s inventory was $4.5 million and $4.7 million during the three months ended September 30, 2014 and 2013, respectively, which was partly offset by rental and sampler revenues, net of expenses, of $2.5 million and $3.0 million, respectively. The carrying cost of Bluegreen’s inventory was $14.0 million and $14.8 million during the nine months ended September 30, 2014 and 2013, respectively, which was partly offset by rental and sampler revenues, net of expenses, of $7.6 million and $9.1 million, respectively.

Selling and Marketing Expenses. Selling and marketing expenses were $73.3 million and $191.0 million for the three and nine months ended September 30, 2014, respectively, and $58.5 million and $156.9 million during the three and nine months ended September 30, 2013, respectively.  As a percentage of system-wide sales, net, selling and marketing expenses increased from 45% during the third quarter of 2013 to 48% during the third quarter of 2014 and increased from 46% during the nine months ended September 30, 2013 to 48% during the nine months ended September 30, 2014. The increase in selling and marketing expenses as a percentage of sales and in general during the 2014 periods compared to the same periods in 2013 was a result of Bluegreen’s focus on increasing its marketing efforts to new customers as opposed to existing owners.  Sales to existing owners generally involve lower marketing expenses than sales to new customers.  Bluegreen expects to continue to increase its focus on sales to new owners and, as a result, sales and marketing expenses generally and as a percentage of sales may continue to increase.

General and Administrative Expenses. General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, increased 8% during the three months ended September 30, 2014 and decreased 2% during the nine months ended September 30, 2014 compared to the same periods in 2013, respectively. The increase in the general and administrative expenses during the three months ended September 30, 2014 compared to the same period in 2013 was attributable to timing of audit and professional fees and increased spending on information technology, merger litigation costs and consulting fees partially offset by decreased executive long-term incentive compensation.  The decrease in general and administrative expenses during the nine months ended September 30, 2014 period compared to the same period in 2013 was primarily due to decreases in executive long-term incentive compensation partially offset by increased spending on information technology, merger litigation costs and consulting fees.  For the three months ended September 30, 2014 and 2013, revenues from mortgage servicing of $0.5 million and $0.3 million, respectively, have been netted against general and administrative expenses. For the nine months ended September 30, 2014 and 2013, revenues from mortgage servicing of $1.3 million and $0.9 million, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services Revenue.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club. In connection with Bluegreen’s management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system, provides services to owners, and performs billing and collections services to the Bluegreen Vacation Club and certain POAs. Additionally, Bluegreen generates revenues from its food and beverage and other retail operations and earns commissions on rentals of inventories owned by third parties. Bluegreen also earns fees for providing title services for VOI transactions.  Bluegreen’s other fee-based services revenue was $24.1 million and $21.2 million during the three months ended September 30, 2014 and 2013, respectively, and consisted primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions. During the nine months ended September 30, 2014 and 2013 Bluegreen’s other fee-based services revenue was $69.0 million and $60.9 million, respectively.

Fee-based management services revenues increased during the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to an increase in club and resort management revenues, owner program service revenues and third party rental commissions.  As of September 30, 2014 and 2013, Bluegreen managed 49 and 46 timeshare resort properties and hotels, respectively.  In addition, fees for title services increased during the 2014 periods compared to the same periods of 2013 mainly due to increased VOI transactions.

Bluegreen intends to continue to pursue its efforts to provide management and title services to resort developers and others, on a cash-fee basis. While Bluegreen’s efforts to do so may not be successful, Bluegreen anticipates that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $12.9 million and $11.2 million during the three months ended September 30, 2014 and 2013, respectively, and $36.8 million and $32.6 million during the nine months ended September 30, 2014 and 2013, respectively. The costs of providing management services increased during the 2014 periods compared to the same periods in 2013 as a result of the higher service volumes described above and an increase in costs associated with programs provided to VOI owners.

Net Interest Spread. Net interest spread increased by 5% and remained relatively flat during the three and nine months ended September 30, 2014, respectively, as compared to the same periods of 2013.

Bluegreen’s effective cost of borrowing was 6.4% and 6.5% during the nine months ended September 30, 2014 and 2013, respectively.

Other Income, net.    Other income, net was $0.2 million during both the three months ended September 30, 2014 and 2013. Other income, net was $1.2 million and $0.7 million during the nine months ended September 30, 2014 and 2013, respectively.

Net Income Attributable to Non-Controlling Interest.  Bluegreen includes in its consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. The non-controlling interest in income of Bluegreen/Big Cedar Vacations is the portion of the entity’s consolidated pre-tax income that is attributable to Big Cedar Vacations, LLC, the unaffiliated 49% interest holder.  Net income attributable to non-controlling interest was $3.8 million and $3.7 million during the three months ended September 30, 2014 and 2013, respectively and $8.8 million and $10.8 million during the nine months ended September 30, 2014 and 2013, respectively.

Provision for Income Taxes.  Bluegreen’s effective income tax rate related to continuing operations was approximately 39% and 40% during the nine month periods ended September 30, 2014 and 2013, respectively. The effective income tax rates for interim periods are based upon Bluegreen’s current estimated annual rate.  Bluegreen’s annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which Bluegreen operates.

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

(Loss) income from discontinued operations, net, was immaterial during the three and nine months ended September 30, 2014. Loss from discontinued operations was $192,000 and $320,000 during the three and nine months ended September 30, 2013, respectively.

Bluegreen Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Cash flows provided by operating activities	$108,036	79,725
Cash flows used in by investing activities	(5,110)	(8,651)
Cash flows used in financing activities	(101,437)	(90,055)
Net increase (decrease) in cash and cash equivalents	$1,489	(18,981)

Cash Flows from Operating Activities.  The increase of $28.3 million in Bluegreen’s operating cash flow during the nine months ended September 30, 2014 compared to the same period in 2013 was primarily the result of increased net income (adjusted for non-cash items) and was highlighted by the following factors:

•

Lower 2014 payments to POAs due to the timing of required cash payments for subsidy, maintenance fees, and reserve contributions.  During the 2014 period, such payments totaled $13.5 million compared to $21.5 million in the same period in 2013;

•

Decreased spending on the acquisition of inventory. During the 2014 period, Bluegreen paid approximately $14.3 million compared to $17.0 million in the same period in 2013 for inventory acquired in connection with Just-In-Time and Secondary Market arrangements;

•

Decreased spending on the development of inventory. During the first nine months of 2014, Bluegreen paid approximately $2.8 million compared to $11.9 million in the same period in 2013 for development expenditures primarily related to Bluegreen/Big Cedar Vacations;

•	Higher income tax payments. During the first nine months of 2014, income tax payments totaled $20.2 million as compared to $4.4 million in the same period in 2013.

Cash Flows from Investing Activities.  Cash used in investing activities decreased during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the repayment to Bluegreen of a loan which it previously made to Renin (see Note 15 to the Consolidated Financial Statements for additional information about the loan to Renin) partially offset by an increase in capital expenditures of $6.1 million.  The increase in capital expenditures was primarily related to the construction of new sales centers.

Cash Flows from Financing Activities. The increase in cash flows used in financing activities during the nine months ended September 30, 2014 as compared to the same period of 2013 is primarily due to the impact in 2013 of the proceeds from the 2013 Notes Payable and the 2013-A Term Securitization, partially offset by repayments of

$49.0 million of receivable-backed lines of credit from the proceeds of the issuance of the 2013-A Term Securitization and payments to former shareholders in connection with the Bluegreen-Woodbridge Cash Merger.  In addition, shareholder dividends increased $14.5 million during the 2014 period.

For additional information on the availability of cash from existing credit facilities as well as repayment obligations, see Liquidity and Capital Resources below.

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

While the vacation ownership business has historically been capital intensive, Bluegreen has sought to emphasize the generation of “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that utilize more efficient marketing channels; (iii) minimizing capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows, and (v) more recently by buying and selling VOIs through Secondary Market and Just-In-Time arrangements.

Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts.  Development expenditures during 2014 are expected to be in a range of approximately $10 million to $15 million, substantially all of which is expected to relate to Bluegreen/Big Cedar Vacations. However, if other opportunities arise on terms believed by management to be more favorable to Bluegreen, Bluegreen may decide to acquire additional VOI inventory, which would increase acquisition and development expenditures and may require the incurrence of additional debt.

In connection with Bluegreen’s current business strategy, Bluegreen enters into agreements with third party developers that allow Bluegreen to buy VOI inventory from time to time on a “just-in-time” basis.  These just-in-time VOI inventory purchase agreements have typically been structured to allow Bluegreen to purchase the inventory just prior to the sale of such VOI, and are typically on a non-committed basis. This “capital-light” business strategy also includes secondary market sales pursuant to which Bluegreen enters into secondary market arrangements with certain resort POAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount as such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults.

Available funds may also be invested in real estate based opportunities and middle market operating businesses outside of the timeshare and hospitality industries.

During the nine month period ended September 30, 2014, Bluegreen paid a total of $52.5 million in dividends to its parent company.  Bluegreen expects to continue to pay dividends to its parent company on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

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

On October 20, 2014,  Bluegreen decided to close its sales operations at its Aruba resort.  In connection with this decision, Bluegreen expects it will incur separation and exit costs, in amounts that are not yet determinable at this time.

Bluegreen uses a variety of methods to attract prospective purchasers of VOIs, including marketing arrangements with various third parties.  For the year ended December 31, 2013 and the nine months ended September 30, 2014, sales of VOIs to prospects and leads generated by one marketing arrangement accounted for over 20% of VOI sales volume.  There can be no guarantee that Bluegreen will be able to maintain, extend or renew such arrangement or any of its other marketing arrangements in the future, and a loss of any significant marketing relationship would have a material adverse impact on Bluegreen’s financial condition, including cash position, and operating results. In addition, the results of litigation and other proceedings, which are inherently uncertain, could have a material adverse impact on Bluegreen’s financial condition and operating results.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of September 30, 2014, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of September 30, 2014		Availability as of September 30, 2014		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2014
Liberty Bank Facility	$50,000	31,962		18,038		November 2015; November 2018	Prime Rate +0.75%; 4.25%
NBA Receivable Facility (1)	30,000	19,394		10,606		October 2015; April 2021	30 day LIBOR+3.50%; 4.50% (1)
CapitalSource Facility	40,000	29,046	(2)	10,954	(2)	September 2016; September 2019	30 day LIBOR+4.50%; 4.66%
BB&T/DZ Purchase Facility	80,000	32,803		47,197		December 2015; December 2018 (5)	Applicable Index rate+3.50%; 3.88 (3)
Quorum Purchase Facility	40,000	24,212		15,788		October 2014; December 2030	(4)
	$240,000	137,417		102,583

(1)

Amounts outstanding as of September 30, 2014 bear interest at the 30-day LIBOR plus 3.5% subject to an interest rate floor of 4.5%.  During the period from September 17, 2014 to December 14, 2014 any borrowings that exceed $4 million will incur interest at the 30-day LIBOR plus 3.25%, subject to an interest rate floor of 4.0%.

(2)	The outstanding balance presented in the table above includes, and availability as of September 30, 2014 reflects, $3.1 million outstanding under the CapitalSource Term Loan.
(3)

The Applicable Index Rate for portions of amounts outstanding may be LIBOR, a “Cost of Funds” rate or commercial paper rates.  Interest charged on this facility is subject to an index rate floor of 0.375%.  Additionally, as described in further detail below, the interest rate will increase to the applicable rate plus 5.5% upon the expiration of the advance period.

(4)

Of the amounts outstanding as of September 30, 2014, $10.2 million bears interest at a fixed rate of 6.9%, $9.4 million bears interest at a fixed rate of 5.5% and $4.6 million bears interest at a fixed rate of 5.0%.

(5)	Reflects amendment which closed in October 2014.

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

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). The NBA Receivables Facility provides for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2015 secured by eligible timeshare receivables from Bluegreen/Big Cedar Vacations.  In December 2013, the facility was amended to provide for subsequent advances to be subject to an advance rate of 85% and to bear interest at the 30-day LIBOR plus 3.5% subject to a floor of 4.5%.  During the period from September 17, 2014 to December 14, 2014, any borrowings that exceed $4 million will incur interest at the 30-day LIBOR plus 3.25%, subject to a an interest rate floor of 4.0%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  All amounts will mature and be due on April 10, 2021 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility.  The NBA Receivables Facility is cross-collateralized with the NBA Line of Credit which is described under “Credit Facilities for Bluegreen Inventory with Future Availability” below.

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

BB&T/DZ Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank”) which provides for maximum outstanding financings of $80.0 million, on a revolving basis through the expiration of the advance period, secured by timeshare receivables, subject to the terms of the facility, eligible collateral and terms and conditions believed to be customary for financing arrangements of this type. In October 2014, Bluegreen amended the existing BB&T/DZ Purchase Facility to increase the advance rate to 75% and extend the advance period through December 31, 2015.  All future financings are to be funded 50% by BB&T and 50% by or through DZ Bank. The facility will mature and all outstanding amounts will become due thirty-six months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by BB&T, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ Bank. The interest rate under the facility equals the applicable index rate plus 3.5% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 5.5%. In each case, the applicable index rate is subject to a floor of 0.375%. Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the receivables advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the timeshare receivables included in the facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.

Quorum Purchase Facility. Since December 2010, Bluegreen and Bluegreen/Big Cedar Vacations have maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). In July 2014, the facility was extended and amended pursuant to which Quorum agreed to purchase on a revolving basis through October 31, 2014 eligible timeshare receivables in an amount of up to an aggregate $40.0 million purchase price, pursuant to the terms of the facility and subject to certain conditions precedent. The terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.0% per annum, with respect to any future advances. Future advances are also subject to a loan purchase fee of 0.5%. As of September 30, 2014, $10.2 million of the outstanding balance bore interest at a fixed rate of 6.9%, $9.4 million of the outstanding balance bore interest at a fixed rate of 5.5%, and $4.6 million bore interest at a fixed rate of 5.0%.    These amounts and interest rates were not impacted by the July 2014 amendment.  Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans. While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing. The facility becomes due in December 2030. The facility is nonrecourse and is not guaranteed by Bluegreen

Credit Facilities for Bluegreen Inventories with Future Ability

NBA Line of Credit.  In December 2013, Bluegreen/Big Cedar Vacations entered into a $10.0 million revolving line of credit with NBA secured by timeshare inventory at the Paradise Point resort (the “NBA Line of Credit”). As of September 30, 2014, approximately $2.3 million of borrowings were outstanding under this facility and the availability under the facility was approximately $7.7 million. The NBA Line of Credit bears interest at a rate equal to 30-day LIBOR plus 4.5%, subject to an interest rate floor of 5.5% (5.5% as of September 30, 2014) and matures in December 2018. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions pursuant to the terms of the agreement. The NBA Line of Credit is cross-collateralized with the NBA Receivables Facility described above under “Credit Facilities for Bluegreen Receivables with Future Availability.”

Other Credit Facilities and Outstanding Notes Payable

The Fifth Third Line-of-Credit.  On November 5, 2014 Bluegreen entered into a $25 million revolving credit facility with Fifth Third Bank as administrative agent and lead arranger and Fifth Third Bank, Bank of America, N. A. and Branch Banking and Trust Company as initial lenders.  The facility is secured by certain of Bluegreen’s sales centers, VOI inventory and fee based service commission receivables and is guaranteed by certain of Bluegreen’s subsidiaries.  Amounts borrowed under the facility generally will bear interest at LIBOR plus 2.75% (with other borrower elections).  The facility matures on November 5, 2016 subject to an annual requirement to repay the outstanding balance.  The facility contains covenants and conditions which Bluegreen considers to be customary for transactions of this type.  As of the date of this report, no borrowings were outstanding under the facility.  Future borrowings are expected to be used by Bluegreen for general corporate purposes.

Bluegreen has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.  Information regarding these facilities and securitizations is included in Note 11 to the Consolidated Financial Statements herein and Note 11 to the Consolidated Financial Statements included in the Annual Report.

Commitments

Bluegreen’s material commitments as of September 30, 2014 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, inventory purchase commitments, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt, inventory purchase commitments, and non-cancelable operating leases by period due date, as of September 30, 2014 (dollars in thousands):

	Payments Due by Period
					Purchase
	Less than	1 — 3	4 — 5	After 5	Accounting
Contractual Obligations	1 year	Years	Years	Years	Adjustments	Total

Receivable-backed notes payable	$-	$2,909	$116,235	$286,735	$-	$405,879
Lines-of-credit and notes payable	7,794	21,724	38,957	14,920	-	83,395
Jr. subordinated debentures	-	-	-	110,827	(46,505)	64,322
Inventory purchase commitment	2,246	12,748	8,873	-	-	23,867
Noncancelable operating leases	10,664	17,776	8,013	12,977	970	50,400
Total contractual obligations	20,704	55,157	172,078	425,459	(45,535)	627,863

Interest Obligations (1)
Receivable-backed notes payable	19,020	38,994	33,187	85,609	—	176,810
Lines-of-credit and notes payable	6,349	9,299	5,436	648	—	21,732
Jr. subordinated debentures	5,631	11,263	11,263	92,202	—	120,359
Total contractual interest	31,000	59,556	49,886	178,459	—	318,901
Total contractual obligations	$51,704	$114,713	$221,964	$603,918	$(45,535)	$946,764

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2014.

As of September 30, 2014, cash required to satisfy Bluegreen’s development obligations related to resort buildings and resort amenities is estimated to be approximately $30.2 million, all of which relate to Bluegreen/Big Cedar Vacations. Bluegreen/Big Cedar Vacations plans to fund these expenditures over the next two years, primarily with cash generated from operations; however, Bluegreen/Big Cedar Vacations may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. The foregoing estimate assumes that Bluegreen will not be obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with certain property owners’ associations. At September 30, 2014, Bluegreen had liabilities for subsidies totaling $5.1 million, which are included in accrued liabilities and other on the Consolidated Balance Sheet.

On October 20, 2014, Bluegreen decided to close its sales operations at its Aruba resort.  In connection with this decision, Bluegreen expects it will incur separation and exit costs, in amounts that are not yet determinable at this time.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of Bluegreen’s ongoing business strategy and the ongoing availability of credit. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

Credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what  Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, and may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to declare dividends, raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect Bluegreen’s financial condition and results of operations.  In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

Off-balance-sheet Arrangements

As of September 30, 2014, Bluegreen did not have any “off-balance sheet” arrangements.

BBX Capital

BFC’s consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 include the results of operations of BBX Capital. BBX Capital’s continuing operations are reported through four reportable segments: BBX, FAR, Renin and Sweet Holdings. The only assets available to BFC from BBX Capital are dividends when and if paid by BBX Capital. BBX Capital is a separate public company, and its management prepared the following discussion, which was included in BBX Capital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.  Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries, references to the “Parent Company” are references to BBX Capital, at its parent company level,  and none of the foregoing are references to BFC, Woodbridge or Bluegreen.

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

The majority of our assets do not generate income on a regular or predictable basis. Recognizing the nature of our assets, our goal is to build long-term value.  We do not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses. BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  The Company is also engaged in land entitlement activities on certain properties that we acquired through foreclosure and anticipate moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us as well as potential cash investments in such projects.  We are also pursuing potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values, the majority of our non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  We are observing improvements generally in real estate markets and believe that the prior estimated fair values of the underlying collateral securing certain of our commercial real estate loans and our real estate carrying values may be below current market values.  Additionally, this recovery in the real estate market has favorably affected the financial condition of our borrowers and we are aggressively pursuing our borrowers and/or guarantors in order to maximize our recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If we are successful in our efforts, we expect to recognize gains to the extent that the amounts we collect exceed the carrying value of our commercial loans and foreclosed real estate and expect these gains to be reflected in an increase in our shareholders’ equity in the long term.  Due to the nature of these activities however, we do not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly, we expect our results of operations to vary significantly on a quarterly basis and we may experience losses in subsequent periods.

Consolidated Results of Operations

The Company reports its consolidated results of operations in four reportable segments, BBX, FAR, Renin and Sweet Holdings.  The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a BankAtlantic legacy portfolio of previously charged-off loans retained by CAM in the BB&T Transaction. The BBX segment also includes the Company’s investment in Woodbridge and in real estate joint ventures.  BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties;  maximizing the cash flows from its portfolio of charged-off loans and judgments; and pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

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

The Sweet Holdings reportable segment consists of the activities of Sweet Holdings’ acquired companies:  Hoffman’s, Williams & Bennett, Jer’s Chocolates and Helen Grace Chocolates.   Revenues of the Sweet Holdings reportable segment are highly seasonal with approximately 40% of total revenues expected to be earned in the fourth quarter.  It is anticipated that the financial results of the Sweet Holdings reportable segment will vary significantly on a quarterly basis.

Net income (loss) from each of BBX Capital’s reportable segments was as follows (in thousands):

For the Three Months Ended September 30, 2014 Compared to the Same 2013 Period:

	For the Three Months Ended September 30,
	2014	2013	Change
BBX	$5,387	2,740	2,647
FAR	(8,395)	4,975	(13,370)
Renin	(342)	-	(342)
Sweet Holdings	1,386	-	1,386
(Loss) income before provision
for income taxes	(1,964)	7,715	(9,679)
Provision for income taxes	-	20	(20)
Net (loss) income	$(1,964)	7,695	(9,659)

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s performance during the 2014 third quarter compared to the same 2013 quarter was primarily the result of higher recoveries from loan losses, increased revenues and lower selling, general and administrative expenses.  The above improvement in the BBX segment net income was partially offset by lower equity earnings from BBX’s investment in Woodbridge.

Recoveries from loan losses were $2.6 million and total revenues were $1.9 million during the three months ended September 30, 2014 compared to $0.5 million and $0.4 million during the same 2013 period, respectively.  The higher recoveries from loan losses resulted primarily from a $1.8 million recovery from the transfer of a commercial land loan to real estate held-for-investment as the fair value of the underlying collateral was greater than the recorded investment in the loan.  The increase in total revenues resulted primarily from higher interest income associated with non-accrual loan payments, increased gains on real estate sales and additional income from real estate operations reflecting a higher number  of income producing properties during the 2014 three month period compared to the same 2013 period.

Equity earnings in Woodbridge were $7.6 million during the three months ended September 30, 2014 compared to $8.2 million during the same 2013 period.  Woodbridge earnings resulted primarily from the operations of Bluegreen.

Summary Results of Operations – FAR Reportable Segment

FAR’s net loss resulted primarily from the provision for loan losses of $3.2 million and asset impairments of $5.9 million for the three months ended September 30, 2014 compared to recoveries from loan losses of $3.9 million and asset impairments of $0.6 million during the three months ended September 30, 2013.

Impairments during the three months ended September 30, 2014 include $5.2 million of real estate valuation allowance adjustments on two student housing facilities due to a decline in occupancy rates and rents per unit.  Additionally, a $0.6 million impairment was recognized on small business loans held-for-sale reflecting lower estimated fair values on non-real estate loans and real estate loans with high loan-to-value ratios.

The provision for loan losses for the three months ended September 30, 2014 reflects a $2.7 million charge-off associated with the transfer of performing second lien consumer loans to loans held-for-sale and the establishment of a $1.6 million specific valuation allowance on a commercial real estate loan based on an updated valuation.

The recoveries from loan losses during the three months ended September 30, 2013 resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from loans transferred to real estate where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

Summary Results of Operations – Renin Reportable Segment

Included in Renin’s net loss during the three months ended September 30, 2014 was a $0.3 million loss on foreign currency exchange and $0.2 million of costs associated with the consolidation of manufacturing facilities in Canada.    The loss on foreign currency exchange resulted primarily from the devaluation of the Canadian dollar compared to the U.S. dollar during the three months ended September 30, 2014.

Summary Results of Operations – Sweet Holdings Reportable Segment

Included in Sweet Holdings’ net income during the three months ended September 30, 2014 was a $1.8 million bargain purchase gain arising from the Helen Grace acquisition.

For the Nine Months Ended September 30, 2014 Compared to the Same 2013 Period (in thousands):

	For the Nine Months Ended September 30,
	2014	2013	Change
BBX	$15,440	472	14,968
FAR	(8,775)	(2,138)	(6,637)
Renin	(1,393)	-	(1,393)
Sweet Holdings	1,218	-	1,218
Income (loss) before provision
for income taxes	6,490	(1,666)	8,156
Provision for income taxes	6	20	(14)
Net income (loss)	$6,484	(1,686)	8,170

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s net income during the nine months ended September 30, 2014 compared to the same 2013 period was primarily the result of the items discussed above for the three months ended September 30, 2014 and higher equity earnings in Woodbridge.  Equity earnings in Woodbridge were $22.0 million during the nine months ended September 30, 2014 compared to $11.6 million during the same 2013 period.  BBX acquired its interest in Woodbridge in April 2013.

Summary Results of Operations – FAR Reportable Segment

The increase in FAR’s segment net loss during the nine months ended September 30, 2014 compared to the same 2013 period was primarily the result of the items discussed above for the three months ended September 30, 2014.  During the nine months ended September 30, 2014 compared to the same 2013 period assets impairments and the provision for loan losses increased by $2.2 million and $4.8 million, respectively.

Summary Results of Operations – Renin Reportable Segment

The Renin segment net loss during the nine months ended September 30, 2014 was primarily the result of the items discussed above for the three months ended September 30, 2014.  Renin recognized a $0.5 million loss on foreign currency exchange and $0.8 million of costs associated with the consolidation of manufacturing facilities in Canada for the nine months ended September 30, 2014.

Summary Results of Operations – Sweet Holdings Segment

Sweet Holdings’ segment net income during the nine months ended September 30, 2014 was primarily the result of the $1.8 million bargain purchase gain arising from the Helen Grace acquisition. Sweet Holdings revenues are highly seasonal with approximately 40% of total revenues expected to be earned in the fourth quarter. It is anticipated that the financial results of Sweet Holdings will vary significantly on a quarterly basis.

BBX Reportable Segment

The BBX reportable segment’s primary assets are loans receivable, real estate held-for-sale, real estate held-for-investment, investments in real estate joint ventures, rights to BankAtlantic’s legacy portfolio of previously charged off loans and related judgments which were transferred to CAM in connection with the consummation of the BB&T Transaction and BBX Capital’s 46% equity interest in Woodbridge.

The composition of BBX’s loans was (dollars in thousands):

	As of September 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	2	3,079	1,345	3	5,107	3,331
Commercial real estate:
Accruing	1	2,125	2,125	1	2,152	2,152
Non-accruing	2	13,391	4,879	4	27,077	11,526
Total loans held-for-investment	5	$ 18,595	$ 8,349	8	$ 34,336	$ 17,009

Loans held-for-sale	-	$ -	$ -	-	$ -	$ -

During the nine months ended September 30, 2014, a $1.9 million non-accrual commercial non-real estate loan with a carrying value of $1.1 million was charged off as the business securing the loan ceased operations and the guarantors were unwilling to repay the loan.

During the nine months ended September 30, 2014, a non-accrual commercial real estate loan with an unpaid principal balance of $4.8 million and a carrying value of $3.2 million was paid-in-full and the Company foreclosed on a commercial real estate land loan which had a carrying value of $2.7 million.

The composition of BBX’s real estate was (dollars in thousands):

	As of September 30, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	15	$ 49,227	13	$ 75,333
Rental properties	2	4,643	2	15,705
Other	1	789	1	789
Total real estate held-for-investment	18	$ 54,659	16	$ 91,827

Real estate held-for-sale:
Land	12	$ 27,931	10	$ 10,307
Rental properties	1	6,080	-	-
Residential single-family	1	124	-	-
Total real estate held-for-sale	14	$ 34,135	10	$ 10,307

Two land parcels with an aggregate carrying value of $6.3 million were transferred from real estate held-for-investment to real estate held-for-sale during the nine months ended September 30, 2014 based on improving real estate market conditions in the area where the properties were located.  In addition, BBX sub-divided property owned in the proposed Bonterra Communities (formerly Hialeah Communities) described below into three parcels.  One of the parcels with a carrying value of $13.9 million was transferred to real estate held-for-sale from real estate held-for-investment – Land upon the execution of an asset purchase agreement with a third party developer. Another  land parcel in the Bonterra project with a carrying value of $11.5 million was transferred to the Hialeah Communities joint venture as an initial capital contribution.  Also, BBX foreclosed on land with a carrying value of $4.6 million during the nine months ended September 30, 2014.

The decline in real estate held-for-investment rental properties reflects the contribution of a $4.8 million property to the PGA Design Holdings joint venture described below for $2.9 million in cash and a 40% interest in the joint venture. In addition, a rental property with a carrying value of $6.1 million was moved to real estate held-for-sale during the nine months ended September 30, 2014.

BBX Capital had investments in the following real estate joint ventures as of September 30, 2014 and December 31, 2013 that are reported in the BBX reportable segment (in thousands):

	September 30,	December 31,
	2014	2013
Altis at Kendall Square, LLC	$1,164	1,300
New Urban/BBX Development, LLC	(11)	54
Sunrise and Bayview Partners, LLC	1,745	-
Hialeah Communities, LLC	4,860	-
PGA Design Center Holdings, LLC	1,949	-
Investments in unconsolidated real estate joint ventures	$9,707	1,354

Kendall Commons (Altis at Kendall Square, LLC)

In March 2013, the Company sold land to Altman Development (“Altman”), a third party real estate developer, for net proceeds of $8.0 million.  Altman is developing a multifamily rental community comprised of 12 three-story apartment buildings, one mixed-use building and one clubhouse totaling 321 apartment units.  The Company has invested $1.3 million of cash in the project as one of a number of investors.  The development is currently under construction and began leasing units during the third quarter of 2014.  The Company is entitled to receive 13% of venture distributions until a 15% internal rate of return has been attained and thereafter the Company will be entitled to receive 9.75% of any venture distributions.

Village at Victoria Park (New Urban/BBX Development, LLC)

Village at Victoria Park consists of approximately 2 acres of vacant land previously owned by the Company that is located near downtown Fort Lauderdale, Florida. In December 2013, the Company entered into a joint venture agreement with New Urban Communities to develop the project as 30 single-family homes.  The project is a 50%-50% joint venture, with New Urban Communities serving as the developer and manager.  In April 2014, the joint venture executed an acquisition, development and construction loan with a financial institution and the Company and New Urban Communities each contributed an additional $692,000 to the joint venture as a capital contribution.  The joint venture purchased the vacant land from the Company for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The $1.6 million promissory note is secured by a junior lien on the vacant land and future improvements and subordinated to the acquisition, development and construction loan.  The project commenced construction and sales during the third quarter of 2014.  Closings are projected to begin by the third quarter of 2015

Bayview (Sunrise and Bayview Partners, LLC)

In June 2014, the Company entered into a joint venture agreement with an affiliate of Procacci Development Corporation.  The joint venture acquired for approximately $8.0 million three acres of real estate located at Bayview Drive and Sunrise Boulevard in Fort Lauderdale, Florida.  The new joint venture entity, Sunrise and Bayview Partners, LLC, is a 50% - 50% joint venture between the Company and an affiliate of Procacci Development.  The property is currently improved with an approximate 84,000 square foot office building along with a convenience store and gas station, and located minutes from the Fort Lauderdale beaches and directly across from the Galleria at Ft. Lauderdale.  The office building has low occupancy with short term leases.  The convenience store’s lease ends in March 2017 with a five year extension option.  We anticipate the property will be repurposed at some point in the future.

Hialeah Communities, LLC (Bonterra – CC Devco Homes)

During the third quarter of 2014, the Company announced it had entered into a joint venture agreement with CC Devco Homes- a Codina-Carr Company, to develop homes in a portion of the newly proposed Bonterra Communities (formerly called the Hialeah Communities) in Hialeah, Florida.  As the developer and manager of the joint venture, CC Devco Homes currently plans to build approximately 394 single-family homes.    The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, the Company received its joint venture interest and $2.2 million of cash.  Anticipated project profits resulting from the joint venture will be distributed to CC Devco Homes and the Company on a 55% and 45% basis, respectively.  Capital requirements for the joint venture will be contributed by CC Devco Homes and the Company on a 43% and 57% basis, respectively.  In September 2014, the joint venture acquired nine acres of land adjacent to its property from an unrelated third party.  The project is in the final stages of planning and subject to receipt of government approvals.  Construction and sales are anticipated to commence in the first half of 2015. The Company continues to remain liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture. (The Bonterra - CC Devco Homes joint venture is part of the master-planned community project, Bonterra Communities, discussed below.)

PGA Design Center Holdings, LLC

In December 2013, the Company purchased for $6.1 million a commercial property in Palm Beach Gardens, Florida, with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. The property, which is located in a larger mixed use property now known as PGA Place, was substantially vacant at the date of acquisition.  Subsequent to the acquisition of the property, the Company entered into a joint venture with Stiles Development which acquired a 60% interest in the joint venture for $2.9 million in cash.  The Company contributed the property (excluding certain residential development entitlements having an estimated value of $1.2 million) to the joint venture in exchange for $2.9 million in cash and the remaining 40% interest in the joint venture.  The Company transferred the retained residential development entitlements to adjacent parcels owned by it in the PGA mixed use property now known as PGA Place (see below for a discussion of the other parcels owned by the Company in the PGA mixed use property).  The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property.

North Flagler (JRG/BBX Development, LLC)

In October 2013, the Company entered into a joint venture with JRG USA pursuant to which JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida and the Company invested $0.5 million of cash.  The joint venture is seeking to expand land entitlements and is currently working to amend the current zoning designation and increase the parcel’s residential height restrictions with a view to increasing the value of the parcel.  The Company is entitled to receive 80% of any joint venture distributions until it recovers its capital investment and thereafter will be entitled to receive 70% of any joint venture distributions.  The entitlement process is currently expected to be concluded in 2015.

The Company also owns a 2.7 acre parcel located adjacent to the 4.5 acre parcel which is the subject of the contract held by the North Flagler joint venture with JRG USA.  The 2.7 acre parcel was acquired by the Company through foreclosure and had a carrying value of $3.2 million as of September 30, 2014.  We believe that the value of this parcel will increase if the density is increased by the municipality approval of the zoning changes referenced in the preceding paragraph.

The following development projects are currently in the planning stages and involve real estate held-for-investment and real estate held-for-sale included in the above table.

Gardens at Millenia

Gardens at Millenia consists of approximately 39 acres of land located near the Mall at Millenia in a commercial center in Orlando, Florida with a carrying value of $11.2 million as of September 30, 2014.  This site is currently in the planning process and the final size and density of the project is subject to governmental approvals and other conditions.  The proposed plans for 13 acres of this site include a 110,000 square foot retail shopping center with multiple tenants as well as two outparcel retail pads.  The Company is in discussions with a potential joint venture partner to develop a portion of the 13 acre retail site. The Company anticipates selling 15 acres of the 39 acre site to a third party.  Current plans for the remaining 11 acres of this site include a rental apartment development totaling approximately 290 units, a clubhouse, lakeside pavilion, lakeside running trail, and a dog park.  The Company is in discussions with a potential joint venture partner to develop the 11 acre parcel.

Bonterra Communities – (formerly Hialeah Communities)

Bonterra Communities is a proposed master-planned community anticipated to be built on an approximate 128 acres of land consisting of a 59 acre parcel owned by the Bonterra – CC Devco Homes joint venture (discussed above).  Once completed, Bonterra Communities is planned to have approximately 1,171 single-family homes, villas, town homes, and apartments, along with amenities including a clubhouse, fitness center, resort pool, parks, and a 15 acre lake.  The Bonterra community site is currently in the final stages of master-planning and our plans continue to be subject to receipt of required governmental approvals.  It is anticipated that the community will be divided into three parcels, which are anticipated to include:

1.

As discussed in the Bonterra - CC Devco Homes joint venture paragraph above, an approximate 59 acre parcel to be developed with approximately 394 single-family homes by a joint venture between the Company and CC Devco Homes.

2.

An approximate 14 acre parcel owned by the Company with a carrying value of $5.3 million as of September 30, 2014, to be developed with approximately 314 rental apartment units.  The Company is currently seeking required entitlements and plans to partner with a third party developer to develop this parcel.

3.

An approximate 55 acre parcel owned by the Company with a carrying value of $16.2 million as of September 30, 2014, to be developed with approximately 463 additional single-family homes, villas and townhomes.  The Company has a contract to sell this parcel, subject to the receipt of entitlements currently being sought and due diligence by the purchaser.

PGA Place

The Company owns an office building and land located in the newly named PGA Place, in the city of Palm Beach Gardens, Florida, with carrying values aggregating $14.4 million as of September 30, 2014.  The property held by the PGA Design Center Holdings joint venture described above is adjacent to PGA Place.  We believe this property presents a variety of development opportunities, some of which are currently in the planning stages and remain subject to receipt of government approvals.   These include:

Office and Multi-Use - This mixed use property includes a 33,000 square foot commercial leased office building that is currently 56% occupied with an attached 428 space parking garage. In October 2014, the Company executed an agreement for the sale of the office building for $6.8 million, subject to due diligence by the buyer.  The office building had a carrying value of $6.1 million as of September 30, 2014.  Additionally, the Company is currently seeking governmental approvals for a 125 room limited-service suite hotel, a 5,000 square foot freestanding restaurant and a 60,000 square foot office building on vacant tracts of land adjacent to this office building.  We anticipate partnering with a third party developer to develop all or a portion of these components of the project.

Multi-family - Current plans for this seven-acre multifamily parcel include approximately 300 apartment units, a clubhouse and spa, and lakeside pavilion. The Company is in discussions with a potential joint venture partner to develop this parcel.

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX reportable segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2014	2013	Change	2014	2013	Change
Interest income	$479	97	382	1,124	623	501
Net gains (losses) on sales of assets	229	(253)	482	2,939	3,651	(712)
Income from real estate operations	890	396	494	2,442	2,280	162
Other revenues	254	171	83	506	922	(416)
Total revenues	1,852	411	1,441	7,011	7,476	(465)
Interest expense	148	336	(188)	669	838	(169)
Real estate operating expenses	745	667	78	2,736	2,543	193
Selling, general and administrative expenses	5,562	6,084	(522)	15,709	17,013	(1,304)
Total costs and expenses	6,455	7,087	(632)	19,114	20,394	(1,280)
Equity earnings in Woodbridge	7,635	8,183	(548)	21,965	11,625	10,340
Equity earnings in unconsolidated joint ventures	(205)	-	(205)	(237)	-	(237)
Recoveries from loan losses	2,560	538	2,022	5,896	1,987	3,909
Asset recoveries (impairments)	-	695	(695)	(81)	(222)	141
Income before income taxes	5,387	2,740	2,647	15,440	472	14,968
Provision for income taxes	-	-	-	-	-	-
BBX segment income	$5,387	2,740	2,647	15,440	472	14,968

Total Revenues

The increase in interest income during the three and nine months ended September 30, 2014 compared to the same 2013 periods resulted primarily from higher interest income collected on a non-accrual loan during the 2014 periods compared to the same 2013 periods and $0.1 million of interest income recognized on advances to Sweet Holdings for the three and nine months ended September 30, 2014.  The interest income from Sweet Holdings was eliminated in consolidation.

During the three months ended September 30, 2014, BBX transferred real estate properties subject to a mortgage to the Hialeah Communities joint venture and recognized a $0.2 million gain.  During the three months ended September 30, 2013, BBX sold a real estate property held-for-sale for a $0.3 million loss.

During the nine months ended September 30, 2014, BBX sold real estate properties for a $2.9 million gain, including a $2.5 million gain on the sale of one property.  During the nine months ended September 30, 2013, the gain on the sale of assets also resulted primarily from the sale of real estate properties.

The increase in income from real estate operations during the three and nine months ended September 30, 2014 reflects an increase in the number of income producing foreclosed properties which resulted in higher rental income during the 2014 periods compared to the same periods during 2013.

Other revenues during the three months ended September 30, 2014 and 2013 consisted primarily of office facilities revenues from BFC.  Other revenues during the three months ended September 30, 2014 also included a $0.1 million management fee from Sweet Holdings. The Sweet Holdings management fee eliminates in consolidation.

The decrease in other revenues during the nine months ended September 30, 2014 compared to the same 2013 period reflects $0.4 million of recoveries on loans in excess of contractual principal balances.

Total Costs and Expenses

The decline in interest expense during the three months ended September 30, 2014 resulted primarily from the assumption of an $8.3 million notes payable by the Hialeah Communities joint venture as well as the repayment of a $2.5 million note payable in December 2013.  The increase in real estate operating expenses resulted primarily from higher real estate taxes and maintenance costs associated with foreclosed properties.  The decline in selling, general and administrative expenses resulted primarily from lower legal costs during the 2014 three month period as BBX incurred significant legal fees associated with the SEC civil action and the Catalfulmo collection activities during the three months ended September 30, 2013.

The decline in total costs and expenses during the nine months ended September 30, 2014 compared to the same 2013 period resulted primarily from lower professional fees included in selling, general and administrative expenses.  During the three months ended March 31, 2013, BBX incurred significantly higher legal costs associated with the SEC civil action compared to the same 2014 period as the action had been scheduled for trial in April 2013.  The trial commenced on November 3, 2014.

Equity Earnings in Woodbridge

Equity earnings in Woodbridge during the three and nine months ended September 30, 2014 and 2013 resulted primarily from the operations of Bluegreen. BBX’s equity earnings in Woodbridge for the nine months ended September 30, 2013 represented six months of Woodbridge earnings as BBX invested in Woodbridge in April 2013.

Recoveries from loan losses

Recoveries from loan losses during the three months ended September 30, 2014 resulted primarily from payoffs of non-accrual loans, recoveries from BBX’s portfolio of charged off loans and a $1.8 million recovery from the transfer of a commercial land loan to real estate held-for-investment.   Recoveries from loan losses during the nine months ended September 30, 2014 included $1.4 million of property tax refunds on a charged off commercial land loan.

The recoveries of loans previously charged-off during the three and nine months ended September 30, 2013 resulted primarily from cash collected on certain previously charged-off loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction and recoveries from loans transferring to real estate as the fair value of the underlying collateral less cost to sell was greater than the recorded investment on certain loans.

Asset Impairments

The asset impairment recovery during the three months ended September 30, 2013 resulted primarily from a valuation allowance reversal reflecting updated valuations.

Asset impairments during the nine months ended September 30, 2014 resulted from an $80,000 valuation adjustment on one foreclosed real estate property resulting from an updated valuation.

Asset impairments during the nine months ended September 30, 2013 resulted primarily from valuation adjustments of $0.4 million on real estate and valuation adjustment reversals of $0.2 million on loans held for sale, all resulting from updated valuations.

FAR Reportable Segment

The FAR reportable segment’s primary assets are loans held-for-investment, loans held-for-sale, real estate held-for-sale and real estate held-for-investment.  FAR’s activities are associated with overseeing the management and monetization of its assets with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

The composition of FAR’s loans was (dollars in thousands):

	As of September 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Commercial real estate:
Accruing	5	8,342	8,342	7	15,245	15,245
Non-accruing	4	17,601	11,797	10	52,108	34,014
Consumer
Accruing	5	384	384	62	5,646	5,646
Non-accruing	31	3,762	2,031	43	5,846	2,972
Residential:
Accruing	-	-	-	-	-	-
Non-accruing	-	-	-	2	189	53
Total loans held-for-investment	45	$ 30,089	$ 22,554	124	$ 79,034	$ 57,930
Loans held-for-sale:
Commercial real estate
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Consumer
Accruing	52	4,611	2,299	15	2,044	1,494
Non-accruing	8	1,303	-	31	4,135	2,682
Residential
Accruing	16	2,884	2,123	34	4,912	3,945
Non-accruing	128	42,564	26,048	255	58,603	34,278
Small business
Accruing	36	6,632	4,783	52	10,320	8,170
Non-accruing	9	2,303	1,292	17	4,204	3,277
Total loans held-for-sale	249	$ 60,297	$ 36,545	404	$ 84,218	$ 53,846

The decline in accruing commercial real estate loans held-for-investment resulted primarily from the payoff of two loans with a carrying value of $7.0 million.

The decline in non-accruing commercial real estate loans held-for-investment resulted primarily from a deed in lieu of foreclosure on a loan with a $11.6 million carrying value, the payoff of a loan with a $6.1 million carrying value and the foreclosure of a loan with a $1.0 million carrying value.

The decline in accruing consumer loans held-for-investment reflects a management decision to transfer loans to held-for-sale resulting in charging the loans down by $2.7 million to a $2.3 million estimated fair value.

The decline in residential loans held-for-sale reflects the sale of residential loans with a $5.1 million carrying value.

The decline in non-accruing consumer loans held-for-sale reflects the sale of first lien consumer loans with a carrying value of $3.7 million  and the transfer of $2.3 million of consumer loans held-for-investment to consumer loans held-for-sale.

The decline in small business loans held-for-sale resulted primarily from loan repayments

The composition of FAR’s real estate was (dollars in thousands):

	As of September 30, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	2	$ 3,895	3	$ 4,323
Rental properties	2	15,146	1	11,186
Total real estate held-for-investment	4	$ 19,041	4	$ 15,509

Real estate held-for-sale:
Land	7	$ 6,426	8	$ 7,961
Rental properties	1	1,748	3	6,168
Residential single-family	13	4,088	29	6,447
Other	15	1,871	23	3,088
Total real estate held-for-sale	36	$ 14,133	63	$ 23,664

The decrease in real estate held-for-investment reflects the transfer of a land loan to real estate held-for-sale upon the completion of a development feasibility evaluation by management.

The increase in real estate held-for-investment rental properties reflects a $10.9 million student housing property acquired through foreclosure in Tallahassee, Florida partially offset by $7.4 million of impairments on the same property and another student housing property in Tallahassee, Florida that was acquired through foreclosure in September 2013.

The decrease in real estate held-for-sale land reflects the sale of land with a $1.5 million carrying value.

The decrease in real estate held-for-sale rental properties resulted from the sale of two properties with a $4.4 million carrying value.

The decrease in real estate held-for-sale other resulted primarily from sales of three commercial retail properties with an aggregate carrying value of $3.0 million partially offset by three properties acquired through foreclosure with a carrying value of $1.9 million.

FAR Results of Operations

The following table is a condensed income statement summarizing the results of operations of the FAR reportable segment (“FAR”) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2014	2013	Change	2014	2013	Change
Interest income	$707	2,444	(1,737)	3,236	7,336	(4,100)
Net gains on sales of assets	802	1,165	(363)	1,969	1,517	452
Income from real estate operations	619	307	312	2,033	853	1,180
Other revenues	268	1,372	(1,104)	1,506	1,601	(95)
Total revenues	2,396	5,288	(2,892)	8,744	11,307	(2,563)
BB&T's priority return in FAR distributions	111	824	(713)	694	2,844	(2,150)
Real estate operating expenses	691	505	186	2,190	1,097	1,093
Selling, general and administrative expenses	847	2,257	(1,410)	4,307	6,172	(1,865)
Total costs and expenses	1,649	3,586	(1,937)	7,191	10,113	(2,922)
Recoveries from (provision for) loan losses	(3,216)	3,895	(7,111)	(3,258)	1,515	(4,773)
Asset impairments	(5,926)	(622)	(5,304)	(7,070)	(4,847)	(2,223)
Income (loss) before income taxes	(8,395)	4,975	(13,370)	(8,775)	(2,138)	(6,637)
Provision for income taxes	-	20	(20)	-	20	(20)
Net (loss) income	$(8,395)	4,955	(13,350)	(8,775)	(2,158)	(6,617)

Total Revenues

The decline in interest income for the three and nine months ended September 30, 2014 compared to the same periods during 2013 reflects lower accruing loan balances primarily due to loan repayments. Accruing loans declined from $115.1 million as of December 31, 2012 to $17.9 million at September 30, 2014.

The gains on sales of assets for the three and nine months ended September 30, 2014 resulted from the sale of first lien consumer and residential loans for a $0.6 million gain as well as gains on sales of residential and commercial real estate properties.  The gains on sales of assets for the three and nine months ended September 30, 2013 resulted primarily from a $0.9 million gain on the sale of tax certificates and sales of residential and commercial real estate properties.

The increase in income and expenses from real estate operations during the three and nine months ended September 30, 2014 resulted primarily from two student housing facilities that FAR acquired through settlements with borrowers in September 2013 and January 2014.

Other revenues during the three months ended September 30, 2014 and 2013 consisted mainly of rental income from a public storage operating facility that was acquired through foreclosure in April 2013.  Other revenues during the three and nine months ended September 30, 2013 included $0.9 million of income associated with a foreclosed loan where the fair value of the real estate acquired through foreclosure was in excess of the contractual principal amount

of the loan.   Other revenues during the nine months ended September 30, 2014 included $0.6 million of income associated with a foreclosed loan.

Total Cost and Expenses

The reduction in BB&T’s priority return in FAR distributions resulted from a lower preferred membership interest preference amount outstanding during the 2014 quarter and nine month period compared to the same 2013 periods.  The preferred membership interest preference amount was paid down from $196.9 million as of December 31, 2012 to $14.2 million as of September 30, 2014.

The decline in selling, general and administrative expenses during the three and nine months ended September 30, 2014 compared to the same 2013 periods reflect lower loan servicing costs  and foreclosure expenses associated with a significant decrease in the number of loans in FAR’s loan portfolio.

Provision for loan losses

The provision for loan losses during the three and nine months ended September 30, 2014 reflects $2.7 million of charge-offs associated with the transferring of performing second lien consumer loans to loans held-for-sale.  The consumer loan charge-offs were partially offset by a $0.8 million reduction in the allowance for loan losses associated with the transferred consumer loans.  Additionally, during the three months ended September 30, 2014 a $1.6 million specific valuation allowance was established on a commercial real estate loan based on an updated valuation.

The recoveries from loan losses during the three months ended September 30, 2013 resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from loans transferred to real estate where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

The recoveries from loan losses during the three months ended September 30, 2013 were partially offset by increases in the consumer allowance for loan losses and consumer loan charge-offs during the nine months ended September 30, 2013.

Asset Impairments

Asset impairments for the three months ended September 30, 2014 resulted primarily from $5.2 million of impairments on two student housing rental facilities in Tallahassee, Florida.  Management believes that the impairments were due to a decline in occupancy rates and rents per unit.  Additionally, the Company recognized a $0.6 million impairment on small business loans held-for-sale reflecting valuation declines on small business non-real estate loans and high loan-to-value real estate loans due to an increase in loss upon default assumptions.  Asset impairments for the nine months ended September 30, 2014 also included a $2.2 million impairment on a student housing rental facility acquired through foreclosure based on an updated valuation.

Asset impairments during the three months ended September 30, 2013 consisted of $0.3 million of net impairments on real estate due to updated valuations, a $0.1 million increase in loans held for sale valuation allowance and a $0.2 million increase in the provision for tax certificate losses. Asset impairments during the nine months ended September 30, 2013 consisted of $2.7 million of foreclosed real estate impairments, $1.7 million of lower of cost or market valuation allowance adjustments on loans held for sale and a $0.5 million provision for tax certificate losses. The real estate impairments resulted primarily from a $2.0 million impairment on an office warehouse property based on an updated valuation. The increase in the valuation allowance for loans held for sale resulted from a decline in small business loan valuations.

Renin Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Renin reportable segment for the three and nine months ended September 30, 2014 (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2014	Ended September 30, 2014
Trade sales	$15,183	44,066
Cost of goods sold	(11,234)	(32,755)
Gross margin	3,949	11,311
Interest expense	74	477
Selling, general and administrative expenses	3,898	11,742
Loss on foreign currency exchange	319	485
Total costs and expenses	4,291	12,704
Loss before income taxes	(342)	(1,393)
Provision for income taxes	-	6
Net loss	$(342)	(1,399)

Renin’s trade sales and gross margin as a percent of trade sales for the three months ended September 30, 2014 were consistent with prior quarters during 2014.  The gross margin as a percent of trade sales was 26.0% and 25.7% for the three and nine months ended September 30, 2014, respectively.

Renin’s interest expense during the three months ended September 30, 2014 was lower than the prior quarters during 2014 due to declines in notes payable average balances and average interest rates.  Renin refinanced the Bluegreen notes payable with a financial institution in June 2014 at lower interest rates. The decline in average notes payable balances resulted from the Company and BFC contributing $2.1 million and $0.5 million of capital, respectively, to repay a portion of the Bluegreen notes payable in connection with the refinancing transaction.

Included in selling, general and administrative expenses during the three and nine months ended September 30, 2014 were $0.2 million and $0.8 million of costs associated with the consolidation of manufacturing facilities in Canada.  Renin also incurred $0.1 million of acquisition related expenses and $0.2 million of process improvement professional fees during the nine months ended September 30, 2014.

The loss on foreign currency exchange resulted primarily from the valuation of the Canadian dollar compared to the U.S. dollar during the three and nine months ended September 30, 2014.  The Canadian dollar to U.S. dollar exchange rate declined from 94.02 as of December 31, 2013 to 93.72 as of June 30, 2014 and declined further to 89.29 as of September 30, 2014.

Sweet Holdings Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Sweet Holdings reportable segment for the three and nine months ended September 30, 2014 (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2014	Ended September 30, 2014
Trade sales	$2,986	6,777
Cost of goods sold	(1,826)	(3,851)
Gross margin	1,160	2,926
Interest expense	76	198
Bargain purchase gain	(1,832)	(1,832)
Selling, general and administrative expenses	1,530	3,342
Total costs and expenses	(226)	1,708
Income before income taxes	1,386	1,218
Provision for income taxes	-	-
Net income	$1,386	1,218

The Sweet Holdings results of operations consists of the activities of Hoffman’s and Williams & Bennett for the nine months ended September 30, 2014, the activities of Jer’s Chocolate from July 1, 2014 (the acquisition date) through September 30, 2014 and the activities of Helen Grace from July 21, 2014 (the acquisition date) through September 30, 2014.

The bargain purchase gain was associated with the Helen Grace acquisition.  The bargain purchase gain represents the amount by which the fair value of identifiable net assets acquired exceeded the purchase price.  Management believes that it was able to acquire Helen Grace for a bargain purchase gain because Helen Grace was a distressed company.  Sweet Holdings revenues are highly seasonal with approximately 40% of total revenues expected to be earned in the fourth quarter.  It is anticipated that the financial results of Sweet Holdings will vary significantly on a quarterly basis.

BBX Capital Consolidated Financial Condition

The Company’s total assets as of September 30, 2014 were $382.1 million compared to $431.1 million as of December 31, 2013.  The decline in total assets reflects the utilization of cash proceeds from loan repayments, loan sales and real estate sales to repay BB&T’s preferred interest in FAR. The changes in the components of total assets from December 31, 2013 to September 30, 2014 are summarized below:

•

Increase in cash resulting primarily from $35.6 million of loan repayments, $21.7 million of proceeds from the sales of real estate, $9.5 million of proceeds from loan sales, $7.0 million of proceeds from the contribution of real estate held-for-investment to joint ventures and $23.3 million of dividends from Woodbridge, partially offset by $54.3 million of payments of BB&T’s preferred interest in FAR and $3.3 million of payments of notes payable to related parties, and $4.5 million of cash outflows for acquisitions and operating expenses.

•

Lower loans receivable and loans held-for-sale balances reflecting loan repayments and $20.4 million of loans transferring through foreclosure to real estate held-for-investment and real estate held-for-sale,

•	Increase in trade receivables due to acquisitions by BBX Sweet Holdings and a $2.2 million increase in Renin trade receivables,
•

Decrease in real estate held-for-investment primarily from $26.7 million of properties transferred to real estate held-for-sale, $7.4 million of write-downs due to updated valuations and $16.3 million of properties contributed to  joint ventures, partially offset by $16.1 million of real estate acquired through foreclosure,

•

Increase in real estate held-for-sale primarily from properties transferred from real estate held-for-investment and $4.4 million of real estate acquired through foreclosure, partially offset by  real estate sales of $17.8 million,

•

Increase in investment in real estate joint ventures reflecting a $1.8 million cash investment in the Sunrise and Bayview joint venture, the initial capital contribution of property and additional cash capital contributions in the Hialeah Communities joint venture and the contribution of real estate held-for-investment to a joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture with a carrying amount of $1.9 million,

•	Lower investment in Woodbridge reflecting $23.3 million of dividends received from Woodbridge partially offset by the recognition of $22.0 million of equity earnings,
•	Increase in inventory resulting primarily from acquisitions by BBX Sweet Holdings and seasonality of the businesses acquired, and
•	Increase in goodwill and other intangible assets due to the acquisitions by BBX Sweet Holdings.

The Company's total liabilities at September 30, 2014 were $71.1 million compared to $127.6 million at December 31, 2013.  The changes in the components of total liabilities from December 31, 2013 to September 30, 2014 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting distributions of proceeds from the monetization of FAR’s assets,
•

Decrease in notes payable to related parties associated with  the refinancing of the Bluegreen loan with Wells Fargo Capital Finance Corporation as well as the repayment of a $250,000 note issued in connection with the Hoffman’s acquisition,

•

Decrease in notes payable reflecting the assumption of an $8.3 million mortgage by the Hialeah Communities joint venture, scheduled notes payable principal repayments and discount amortization partially offset by $7.5 million of borrowings by Renin from Wells Fargo Capital Finance Corporation, and

•

Increase in other liabilities due primarily to a $2.3 million advance from the Hialeah Communities joint venture to purchase real estate, a $2.0 million withholding tax obligation associated with the vesting of restricted stock awards and an increase in accounts payable in connection with higher inventory balances.

Liquidity and Capital Resources

The Company held cash of $52.9 million at September 30, 2014. This amount does not include $3.5 million and $0.2 million of cash held in FAR and Renin, respectively.  The Company had $9.8 million of current liabilities as of September 30, 2014.  The Company’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans and sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate and distributions received from Woodbridge.

The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge.  Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital. Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities and the outcome of pending legal proceedings against Bluegreen, including In Re:  Bluegreen Corp. Shareholder Litigation where the plaintiffs in a class action are seeking substantial damages against Bluegreen, Woodbridge and others in connection with the acquisition of Bluegreen’s previously publicly held shares by Woodbridge. As a consequence, the Company may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all.  The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% membership interest in FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy to invest directly or through joint ventures, in real estate (which may include acquisition and/or development) and in operating businesses over time as assets are monetized.  BBX Sweet Holdings is actively pursuing other acquisitions in the candy and confections industry. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital beyond its 5% preferred membership interest until such time as BB&T’s preferred membership interest is fully repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $14.2 million at September 30, 2014.

On June 11, 2014, Renin entered into a credit agreement with Wells Fargo Capital Finance Corporation (“Lender”).  Under the terms and conditions of the Credit Agreement, the Lender made a $1.5 million term loan to Renin. The Credit Agreement also includes a revolving advance facility pursuant to which the Lender agreed to make loans to Renin on a revolving basis up to a maximum of approximately $18 million or, if lesser, the Borrowing Base (as defined in the Credit Agreement), subject to the Borrowers’ compliance with the terms and conditions of the Credit Agreement, including certain specific financial covenants as discussed below. Upon execution of the Credit Agreement and funding of the term loan, the Lender also made loans to Renin in the aggregate amount of approximately $6.5 million under the revolving advance facility. The maturity date under the Credit Agreement with respect to the term loan and all loans made pursuant to the revolving advance facility is June 11, 2019.  The approximate $8.0 million of financing received by Renin from the Lender, together with pro rata capital contributions to Renin from the Company and BFC of $2,025,000 and $475,000, respectively, were utilized to repay in full the $10.5 million outstanding balance of the Bluegreen loan to Renin.

In October 2014, pursuant to the Anastasia Confections stock purchase agreement, BBX Sweet Holdings issued a $7.5 million promissory note to the sellers.  The promissory note bears interest at 5% per annum and is payable in four annual payments of principal and accrued interest as follows:  $2.0 million plus accrued interest on October 1, 2015, $2.0 million plus accrued interest on October 1, 2016, $2.0 million plus accrued interest on October 1, 2017 and the final payment of $1.5 million plus accrued interest on October 1, 2018.  The repayment of the promissory note is guaranteed by BBX Capital and secured by the common stock of Anastasia Confections.

In October 2014, The Hoffman Commercial Group, Inc., a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.7 million from a financial institution in the form of a promissory note for working capital.  The note is secured by a mortgage on Hoffman’s manufacturing and retail premises with a carrying value of $2.2 million as of September 30, 2014.  The note bears interest at a fixed rate of 5.25% per annum for the first five years and adjusts to the 5-year US Treasury SWAP Rate in effect on the change date plus 345 basis points for the remaining five year term of the note.  BBX Sweet Holdings and BBX Capital are the guarantors of the note.

A significant source of liquidity is the liquidation of loans and real estate, the contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the nine months ended September 30, 2014, the proceeds from the liquidation of loans and real estate were approximately $44.4 million and $21.7 million, respectively, proceeds from the contribution of properties to joint ventures were $7.0 million and dividends from Woodbridge were $23.3 million.  There is no assurance that we will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

The Company’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements

BBX Capital’s Contractual Obligations and Off Balance Arrangements as of September 30, 2014 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$14,171	-	-	14,171	-
Operating lease obligation	5,605	2,481	2,544	543	37
Notes payable to related parties	11,750	-	-	11,750	-
Notes payable	8,575	650	1,350	600	5,975
Other obligations	130	120	10	-	-
Total contractual cash obligations	$40,231	3,251	3,904	27,064	6,012

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

BBX Capital provided BB&T with an incremental $35 million guarantee to further support BB&T’s recovery within seven years of its $285 million preferred membership interest in FAR from the monetization of FAR’s assets.  At September 30, 2014, BB&T’s preferred interest in FAR had been paid down to approximately $14.2 million.

In July 2014, the Company entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  CAM remains liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture.  The mortgage was also guaranteed by BBX Capital.

The purchase consideration for Anastasia Confections, Inc. common stock included a $7.5 million promissory note of BBX Sweet Holdings to the sellers.  The performance of the promissory note is guaranteed by BBX Capital.

During the three months ended September 30, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by New Urban Communities and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of September 30, 2014.

In October 2014, The Hoffman Commercial Group, Inc., a wholly-owned subsidiary of BBX Sweet Holdings, borrowed $1.7 million from a financial institution in the form of a promissory note for working capital. BBX Sweet Holdings and BBX Capital are the guarantors of the note.

BBX Capital is the guarantor on BBX Sweet Holdings’ other notes payable and holdback payments issued in connection with its acquisitions with an aggregate carrying value of $1.2 million as of September 30, 2014.

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

The Company’s results, particularly with respect to the Bluegreen Resorts, FAR and BBX reporting segments, are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve.  The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.  Changes in interest rates can impact the net interest income recognized by BBX Capital and Bluegreen as well as the valuation of their respective assets and liabilities (as well as Woodbridge’s indebtedness at its parent company level).  The Company’s interest rate risk position did not significantly change during the nine months ended September 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1.  Legal Proceedings

Except as described below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2014.

State of Georgia Investigative Demand

On October 27, 2014, Bluegreen Corporation was served with an “Investigative Demand” from the State of Georgia’s Governor’s Office of Consumer Protection.  The Investigative Demand pertains to an investigation being conducted on behalf of the Administrator of the Georgia Fair Business Practices Act, O.C.G.A. Sections 10-1-390 et seq. (the “Act”).  The investigation references potential violations of the Act, including engaging in unfair or deceptive acts or practices in the conduct of consumer transactions, and specifically involving statements alleged to have been made by telephone or in writing that a person has won, or is the winner of, or will win, an item or service when the person will not receive that item or service without obligation.  The investigation further references potential violations of the Act related to representations that goods or services have characteristics, uses or benefits that they do not have, and entering into retail installment contracts which do not comply with the Georgia Retail Installment and Home Solicitation Sales Act, O.C.G.A. Sections 10-1-1 et seq.  Bluegreen is currently investigating the allegations and will respond to the State within the required timeframes.

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

Discovery in the action is now closed.  The Court has denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  The grant of partial summary judgment does not resolve any of the SEC’s claims in its favor; with respect to Mr. Alan Levan’s answers on the July 25, 2007 conference call, the jury will still determine issues relating to materiality and scienter.  The trial commenced on November 3, 2014 and is expected to last approximately four weeks.  BBX Capital believes the claims to be without merit and intends to vigorously defend the action.

In re BBX Capital Corporation Shareholder Litigation

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BFC and BBX Capital. In this action, styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan sought an injunction blocking the proposed merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N.

Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, which challenged the currently proposed merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserted an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which included the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) alleged that the merger, including the exchange ratio and other terms and conditions of the merger agreement, is unfair to BBX Capital’s minority shareholders and is the product of unfair dealing on the part of the defendants; (ii) alleged that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenge the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) asserted that BBX Capital’s shareholders’ rights to appraisal do not constitute an adequate remedy; and (v) alleged that the joint proxy statement/prospectus relating to the merger contains material misrepresentations and does not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and fails to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration is fair. On November 8, 2013, defendants filed a motion to dismiss the amended complaint arguing that plaintiffs’ remedies were limited to an action for appraisal under Florida law.  On April 8, 2014, the Court denied defendants’ motion to dismiss. On April 11, 2014, plaintiffs filed a motion for class certification and on April 18, 2014, plaintiffs filed a Second Amended Class Action Complaint.  The Second Amended Class Action Complaint added allegations with respect to BBX Capital’s March 21, 2014 definitive proxy statement.  Specifically, plaintiffs alleged that the definitive proxy statement failed to provide full and accurate disclosure regarding: (i) the timing of the merger, (ii) the status of the listing of the shares of BFC’s Class A Common Stock to be issued in the merger; (iii) transactions impacting valuation following the negotiation of the exchange ratio; (iv) the per share value of shares held by BBX Capital’s minority shareholders and (v) the fundamental assumptions underlying the opinion of BBX Capital’s financial advisor.  On November 5, 2014, the Court denied Plaintiffs’ motion for class certification and dismissed the case with prejudice.  The Plaintiffs have the right to appeal this ruling.  BBX Capital and BFC believe the claims to be without merit and intend to vigorously defend the action.

Item 1A.  Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 30 2014, a total of 569,548 shares of our Class A Common Stock previously owned by certain of our executive officers were surrendered to the Company by such executive officers as payment in satisfaction of tax withholding obligations relating to the vesting on September 30, 2014 of certain previously reported restricted stock awards granted to the executive officers.  Further information regarding these redemptions is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2014	-	$ -	-	20,000,000 shares
				(or $10,000,000)
August 1 – August 31, 2014	-	$ -	-	20,000,000 shares
				(or $10,000,000)
September 1 – September 30, 2014	569,548	$ 3.94	-	20,000,000 shares
				(or $10,000,000)
Total	569,548	$ 3.94	-	20,000,000 shares
				(or $10,000,000)

(1)

On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program, which was publicly announced on September 22, 2009, replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  Our current share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors considered by management.  As of the date of filing of this Quarterly Report on Form 10-Q, no share repurchases have been made under our current share repurchase program. The shares surrendered to the Company on September 30, 2014, as described above, were not repurchased under the share repurchase program.  The share repurchase program does not have an expiration date and may be modified or discontinued at any time in the discretion of our Board of Directors.

Item 5.  Other Information

On November 5, 2014, Bluegreen entered into a $25 million revolving credit facility with Fifth Third Bank as administrative agent and lead arranger and Fifth Third Bank, Bank of America, N. A. and Branch Banking and Trust Company as initial lenders.  The facility is secured by certain of Bluegreen’s sales centers, VOI inventory and fee based service commission receivables and is guaranteed by certain of Bluegreen’s subsidiaries.  Amounts borrowed under the facility generally will bear interest at LIBOR plus 2.75% (with other borrower elections).  The facility matures on November 5, 2016 subject to an annual requirement to repay the outstanding balance.  The facility contains covenants and conditions which Bluegreen considers to be customary for transactions of this type.  As of the date of this report, no borrowings were outstanding under the facility.  Future borrowings are expected to be used by Bluegreen for general corporate purposes.  The forgoing description of the Fifth Third Bank credit facility is a summary only and is qualified in its entirety by reference to the full text of the Credit Agreement between the parties, which is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

Item 6.  Exhibits

Exhibit 10.1Credit Agreement dated November 5, 2014, among Bluegreen Corporation, as Borrower, Fifth Third Bank, as Administrative Agent and L/C Issuer, and the Guarantors and Lenders party thereto

Exhibit 31.1Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

BFC FINANCIAL CORPORATION

Date:  November 10, 2014By:/s/ Alan B. Levan

Alan B. Levan, Chief Executive Officer

Date:  November 10, 2014By:/s/ John K. Grelle

John K. Grelle, Chief Financial Officer and Chief Accounting Officer