Form 10-K
period 2014-12-31
BFC FINANCIAL CORP
filed 2015-03-16
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer   [  ]Accelerated filer [X]Non-accelerated filer [  ]    Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES [  ]  NO [X]

On June 30, 2014, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $195.3 million computed by reference to the closing price of the registrant’s Class A Common Stock on such date. The registrant does not have any non-voting common equity.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 11, 2015 is as follows:

Class A Common Stock of $.01 par value, 76,998,305 shares outstanding.
Class B Common Stock of $.01 par value,  10,147,184  shares outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which our subsidiaries operate, including the resort development and vacation ownership industries in which Bluegreen Corporation (“Bluegreen”) operates, and the investment, development, and asset management and real estate-related industries in which BBX Capital Corporation (“BBX Capital”) operates, while other factors apply more specifically to BFC, including, but not limited to, the following:

•

BFC has limited sources of cash and is dependent upon dividends from its subsidiaries to fund its operations; BFC’s subsidiaries may not be in a position to pay dividends or otherwise make a determination to pay dividends to its shareholders; dividend payments may be subject to certain restrictions, including restrictions contained in debt instruments; any payment of dividends by a subsidiary of BFC is subject to declaration by such subsidiary’s board of directors or managers (which, in the case of BBX Capital, is comprised of a majority of independent directors under the listing standards of the NYSE) as well as the boards of directors of both BBX Capital and BFC in the case of dividend payments by Woodbridge Holdings, LLC (“Woodbridge”) and the directors of Bluegreen in the case of Bluegreen; and dividend decisions may not be made in BFC’s interests;

•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to or additional investments in its affiliated entities or that such support or additional investments will not achieve the anticipated benefits, and the risk that BFC will not be in a position to make new investments or that any investments made, including BFC’s investment in Renin Holdings LLC (“Renin”), will not prove to be advantageous;

•

the risks and uncertainties affecting BFC and its subsidiaries, and their respective results, operations, markets, products, services and business strategies, including with respect to BBX Capital, risks associated with its ability to successfully implement its currently anticipated plans and uncertainties regarding BBX Capital’s ability to generate earnings under its new business strategy;

•	risks associated with acquisitions, asset or subsidiary dispositions or other strategic transactions or debt or equity financings which BFC may consider or pursue from time to time;
•

the risk that creditors of BFC’s subsidiaries or other third parties may seek to recover from the subsidiaries’ respective parent companies, including BFC, distributions or dividends made by such subsidiaries or other amounts owed by such subsidiaries to such creditors or third parties;

•

BFC’s shareholders’ interests will be diluted if additional shares of BFC’s common stock are issued, and BFC’s investments in its subsidiaries may be diluted if such subsidiaries issue additional shares of stock to the public or persons other than BFC;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of BFC and its subsidiaries;
•

the impact of economic conditions on BFC, the price and liquidity of BFC’s common stock and BFC’s ability to obtain additional capital, including the risk that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations or investments, it may not be possible to issue any such securities on favorable terms, if at all;
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

•

risks related to litigation and other legal proceedings involving BFC and its subsidiaries, including (i) the legal and other professional fees and other costs and expenses of such proceedings, as well as the impact of any finding of liability or damages on the financial condition and operating results of BFC or its subsidiaries and (ii) with respect to the pending action brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman, reputational risks and risks relating to the potential loss of the services of BFC’s Chairman;

•	the risk and uncertainties described below with respect to BBX Capital and Bluegreen; and
•	BFC’s success at managing the risks involved in the foregoing.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	Bluegreen’s business and operations, including its ability to market VOIs, is subject to risks related to general economic conditions and the availability of financing;
•	The vacation ownership and hospitality industries are highly competitive, and Bluegreen may not be able to compete successfully;
•	Bluegreen would incur substantial losses and Bluegreen’s liquidity position could be adversely impacted if the customers to whom Bluegreen provides financing default on their obligations;
•

While Bluegreen has attempted to structure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that Bluegreen’s business and profitability will not in the future depend on its ability to obtain financing, which may not be available on favorable terms, or at all;

•	Bluegreen's indebtedness may impact its financial condition and results of operations, and the terms of Bluegreen's indebtedness may limit its activities;
•	The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;
•	Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently and Bluegreen’s marketing expenses may increase;
•

Bluegreen may not be successful in increasing or expanding its capital-light business relationships, and its capital-light activities, including fee based, sales and marketing, just-in-time VOI arrangements, and Secondary Market Sales activities, and such activities may not be profitable, which would have an adverse impact on Bluegreen’s results of operations and financial condition;

•

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if Bluegreen’s customers are not satisfied with the networks in which Bluegreen participates or Bluegreen’s strategic alliances;

•	The resale market for VOIs could adversely affect Bluegreen’s business;
•

Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•	Adverse outcomes in legal or other regulatory proceedings, including claims for development-related defects, could adversely affect Bluegreen’s financial condition and operating results;
•

Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of Bluegreen’s tax returns or those of Bluegreen’s subsidiaries may have a material adverse impact on Bluegreen’s financial condition;

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s financial condition and operating results;
•	A failure to maintain the integrity of internal or customer data could result in damage to Bluegreen's reputation and/or subject Bluegreen to costs, fines, or lawsuits;

•	Bluegreen’s technology requires updating and the failure to keep pace with developments in technology could impair Bluegreen's operations or competitive position;
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

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in BBX Capital’s allowance for loan losses;
•	the impact of and expenses associated with litigation, including, but not limited to, the pending action brought by the SEC against BBX Capital and its Chairman;
•	adverse conditions in the stock market, the public debt market and other financial and credit markets, and the impact of such conditions on BBX Capital’s activities;
•	the risks associated with the impact of periodic valuations of BBX Capital’s assets for impairment;
•	the risks related to BBX Capital’s ability to successfully implement its current business plans, which may not be realized as anticipated, if at all, or which may not be profitable;
•

the risks that the assets retained by BBX Capital in CAM and FAR may not be monetized at the values currently ascribed to them, and that BBX Capital’s investments in real estate developments, real estate joint ventures and operating businesses, including BBX Capital’s investment in Woodbridge,  BBX Sweet Holdings and its acquisition with BFC of Renin Corp., as well as any acquisitions or investments that BBX Capital may make in the future may not achieve the returns anticipated or may not be profitable;

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

•	failure of third party suppliers and manufacturers to provide quality products on commercially reasonable terms could adversely affect the businesses of Renin and BBX Sweet Holdings;
•

Renin’s indebtedness may impact its financial condition and results of operations, and the terms of Renin’s indebtedness may limit its activities, the risk that Renin will not meet its financial covenants and the risk that BBX Capital and BFC may be required to make further capital contributions to Renin. Further BBX Capital’s investment in Renin exposes it to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Britain Pound; and

•	BBX Capital’s success at managing the risks involved in the foregoing.

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by BFC and BBX Capital with the SEC, including those disclosed in the “Risk Factors” section of this report. The Company cautions that the foregoing factors are not exclusive.

The Company

BFC is a holding company whose principal holdings include a 51% equity interest in BBX Capital and its subsidiaries and a direct 54% equity interest in Woodbridge, which owns 100% of Bluegreen and its subsidiaries.  As described below, BBX Capital owns the remaining 46% equity interest in Woodbridge. BFC also holds interests in other investments and subsidiaries as described herein, including its investment in Renin, a joint venture entity owned 81% by BBX Capital and 19% by BFC.  The Company reports the results of its continuing operations through five segments: Bluegreen Vacations; BBX; FAR; Renin; and Sweet Holdings.

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interests, including BBX Capital, Woodbridge and Bluegreen.  As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge). The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2014, BFC had an approximately 51% economic ownership interest in BBX Capital and, through Woodbridge, without regard to its indirect interest in Woodbridge through BBX Capital, an approximately 54% economic ownership interest in Bluegreen.  BFC’s economic ownership interest in BBX Capital and Bluegreen set forth above and elsewhere herein is calculated in accordance with the requirements of GAAP and, therefore, excludes unvested restricted securities granted by the applicable company to such company’s officers and directors.

As discussed below, BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components are recorded as discontinued operations as a result of BBX Capital’s sale of BankAtlantic, BBX Capital’s former banking subsidiary, to BB&T Corporation (“BB&T”) during July 2012.  Discontinued operations of BFC also include the results of Bluegreen Communities, substantially all of the assets of which were sold by Bluegreen during May 2012, and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”).  See Note 4 to the consolidated financial statements for further discussion of discontinued operations.

As of December 31, 2014, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $252.9 million.  Net income attributable to BFC for the year ended December 31, 2014 was approximately $13.9 million.  Net income attributable to BFC for the year ended December 31, 2013 was approximately $29.1 million.  Net income attributable to BFC for the year ended December 31, 2012 was approximately $165.8 million and included a gain on sale of BankAtlantic of approximately $293.4 million.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. In recent years, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole.  Initiatives in furtherance of this strategy include the April 2013 Bluegreen merger, as well as BFC’s investment with BBX Capital in Renin, in each case as described in further detail below. We have also from time to time pursued and expect to continue to consider alternatives for increasing our ownership of BBX Capital. As previously discussed, we entered into a merger agreement with BBX Capital during May 2013 which provided for BBX Capital to be merged with and become a wholly owned subsidiary of BFC, however, the merger agreement was mutually terminated during December 2014 as a result of the inability to obtain the listing of BFC’s Class A Common Stock on a national securities exchange as required by the terms of the merger agreement.  Additionally, we may invest in operating businesses and real estate joint ventures for the development of residential and commercial real estate projects, including those in which our affiliates may participate.  In furtherance of this goal or otherwise as part of our business and investment strategy, we expect to evaluate various financing transactions, including debt or equity financings as well as other alternative sources of new capital. BFC’s investments or acquisitions, and the business and investment strategies of BFC’s subsidiaries, may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis and may involve a long term investment, causing our results of operations to vary significantly on a quarterly basis. BFC or BBX Capital may consider disposition of all or a portion of its asset investments or subsidiaries, including transactions involving Sweet Holdings, Renin, or Bluegreen, either directly or indirectly through a transaction involving Woodbridge.  These may include, among other alternatives, a future sale or spin-off or transactions involving public or private issuances of debt or equity securities which might result in the ownership of less than 100% of the companies. For additional information regarding the strategic activities taken by BFC during the past three years and other events which have had a material impact on our operating results and financial condition, see “Strategic Transactions and Other Events” below and “Part II-Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Strategic Transactions and Other Events

BBX Sweet Holdings’ Acquisitions

In December 2013, a wholly-owned subsidiary of BBX Capital, BBX Sweet Holdings, LLC, acquired Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC (“Boca Bons”) and S&F Good Fortunes, LLC (“Good Fortunes”) (collectively “Hoffman’s”).  Hoffman’s had total assets of $5.3 million as of the acquisition date and is a manufacturer of gourmet chocolates, with retail locations in South Florida.   In January 2014, BBX Sweet Holdings acquired Williams and Bennett. Williams and Bennett had total assets of $1.3 million as of the acquisition date and is a manufacturer of chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.  In July 2014, BBX Sweet Holdings acquired Helen Grace Chocolates (“Helen Grace”), a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles with total assets at the acquisition date of $2.7 million.  In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates (“Jer’s”), a California based distributor of peanut butter chocolate products internationally and in the United States.  Jer’s had total assets of $0.7 million as of the acquisition date.   In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections (“Anastasia”).  Anastasia is a premium confections’ company based in Orlando, Florida that manufactures gourmet coconut and chocolate candy, salt water taffy, and other chocolate gift products.  Anastasia had total assets of $3.3 million at the acquisition date.

Acquisition of Renin Corporation

On October 30, 2013, Renin Holdings, LLC (“Renin”), a newly formed joint venture owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp for approximately $12.8 million (the “Renin Transaction”).  Renin, which had $24 million of total assets as of October 30, 2013, manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and two  manufacturing, assembly and distribution facilities in Canada and the United States as well as a sales and distribution facility in the United Kingdom.

Termination of BFC-BBX Capital Merger Agreement

During May 2013, BFC and BBX Capital entered into a merger agreement which provided for BBX Capital to be merged into and become a wholly subsidiary of BFC.   The merger agreement was terminated during December 2014 as a result of the inability to obtain the listing of BFC’s Class A Common Stock on a national securities exchange, which was a condition to closing the merger.

Woodbridge Acquisition of Bluegreen

On April 2, 2013, Bluegreen merged with a wholly-owned subsidiary of Woodbridge in a cash merger transaction (sometimes hereinafter referred to as the “Bluegreen merger” or the “Bluegreen cash merger”).  Pursuant to the terms of the merger agreement, Bluegreen’s shareholders (other than Woodbridge) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the merger, including unvested restricted securities. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the merger, whether vested or unvested, was canceled in exchange for a cash payment to the holder in an amount equal to the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149.2 million.  As a result of the merger, Bluegreen, which was the surviving corporation of the merger, became a wholly-owned subsidiary of Woodbridge.  Prior to the merger, Woodbridge, which was a wholly-owned subsidiary of BFC at that time, owned approximately 54% of Bluegreen’s outstanding common stock.

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in connection with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During 2014, BBX Capital paid to Woodbridge a total of approximately $441,000 of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During 2014 and 2013, Bluegreen paid a total of $71.5 million and $47.0 million, respectively in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $69.1 million and $44.3 million, respectively, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized in connection with the funding of the $149.2 million merger consideration indicated above. See Note 15 to the consolidated financial statements for additional information regarding the 2013 Notes Payable.

Two consolidated class action lawsuits relating to the merger remain pending.  The plaintiffs in these actions have asserted that the consideration received by Bluegreen’s minority shareholders in the merger was inadequate and unfair, and are seeking to recover damages in connection with the merger. The Company believes that these lawsuits are without merit and intends to vigorously defend the actions.  See Item 3-Legal Proceedings and Note 17 to the consolidated financial statements for additional information regarding these actions.

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

Pursuant to the BB&T Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two subsidiaries, CAM and FAR. BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtlantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s then-outstanding approximately $285 million of TruPS obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter own 100% of FAR through its ownership of FAR’s Class R units.  BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  At December 31, 2014, BB&T’s preferred interest in FAR was approximately $12.3 million.

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

Sale of Bluegreen Communities

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its former residential communities business, Bluegreen Communities, to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of approximately $29.0 million in cash.  Assets excluded from the sale included primarily Bluegreen Communities’ notes receivable portfolio.  Certain liabilities related to Bluegreen Communities were also retained by Bluegreen. Bluegreen Communities is classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements.  See Note 4 to the consolidated financial statements for additional information regarding discontinued operations.

Acquisition of Benihana by Safflower

BFC held a significant investment in Benihana until August 2012 when Benihana was acquired by Safflower Holdings Corp. for a cash purchase price of $16.30 per outstanding share of Benihana’s common stock.  BFC received approximately $24.5 million in exchange for the 1,505,330 shares of Benihana’s common stock that it held at the effective time of the transaction.

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

Business Segments

Following BBX Capital’s sale of BankAtlantic during July 2012 and the disposition of BFC’s investment in Benihana in connection with Safflower’s acquisition of Benihana during August 2012 and as a result of Woodbridge’s reduced real estate operating activities, BFC reorganized its reportable segments to better align its segments with its and its subsidiaries’ operations.   As a result of such reorganization, we currently report the results of our continuing operations through five segments: Bluegreen Vacations; BBX; FAR; Renin, and Sweet Holdings. BFC previously had a BFC Activities reporting segment and a Real Estate Operations segment.   The BFC Activities segment included BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to real estate, BFC’s investment in Benihana, and certain other investments and subsidiaries.  The Real Estate Operations segment included the subsidiaries through which Woodbridge historically conducted its real estate business activities. BFC’s management modified its measure of segment operating profit to exclude the items that were previously classified within the BFC Activities segment and the Real Estate Operations segment.  Accordingly, BFC’s segment disclosure has been adjusted to reflect the revised presentation, and the results previously included within BFC Activities and Real Estate Operations have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts.

As previously described, discontinued operations include the results of Bluegreen Communities (which was previously a separate reporting segment), BankAtlantic’s community banking, investment, capital service and tax certificate reporting units (which previously comprised a portion of our former BankAtlantic segment), as well as Cypress Creek Holdings (which was previously part of the former Real Estate Operations reporting segment). See Note 4 to the consolidated financial statements for additional information regarding discontinued operations.

The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted.  See also Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23 contained in Item 8 of this report for a discussion of trends, results of operations, and other relevant information on each segment.

The Company evaluates segment performance based on its segment net income (loss).

Bluegreen Vacations Segment

Overview

Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen Vacations, which in prior reports was referred to as Bluegreen Resorts, markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed by others, in which case Bluegreen Vacations earns fees for providing these services. Bluegreen Vacations also earns fees by providing club and property owner’s association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen Vacations provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income for Bluegreen.

Previously, Bluegreen also operated a residential communities business (“Bluegreen Communities”), which marketed residential homesites, the majority of which were sold directly to retail customers seeking to build a home generally in the future.  In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of approximately $29.0 million in cash. Assets excluded from the sale primarily included Bluegreen Communities’ notes receivable portfolio. In addition, because the transaction was an asset sale, liabilities not assumed by Southstar under the agreement were retained by Bluegreen subsidiaries. The operating results of Bluegreen Communities are presented as a discontinued operation for all periods presented.

On April 2, 2013, Woodbridge Holdings, LLC (“Woodbridge”) acquired all of the shares of Bluegreen’s common stock not previously owned by Woodbridge in a cash merger transaction (the “Bluegreen – Woodbridge Cash Merger”).  Pursuant to the terms of the merger agreement between the parties (the “Bluegreen-Woodbridge Cash Merger Agreement”) Bluegreen’s shareholders (other than Woodbridge) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the Bluegreen-Woodbridge Cash Merger, including unvested restricted securities. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the Bluegreen-Woodbridge Cash Merger, whether vested or unvested, was canceled in exchange for a cash payment to the holder in an amount equal to the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149 million.  As a result of the Bluegreen-Woodbridge Cash Merger, Bluegreen became a wholly-owned subsidiary of Woodbridge, and Bluegreen’s common stock ceased trading on the New York Stock Exchange and was deregistered under the Securities Exchange Act of 1934.  Prior to the Bluegreen-Woodbridge Cash Merger, Woodbridge owned approximately 54% of Bluegreen’s outstanding common stock. Woodbridge is currently owned 54% by BFC Financial Corporation (OTCQB: BFCF, “BFC”), and 46% by BBX Capital Corporation (NYSE: BBX, “BBX Capital”).

Bluegreen issued $75 million of senior secured notes on March 26, 2013 in a private transaction. The $75 million of proceeds from the notes issuance together with $14 million of Bluegreen’s unrestricted cash, as well as $60 million in cash provided by Woodbridge through an investment in Woodbridge by BBX Capital, were used to fund the $149 million merger consideration indicated above.  See Note 15 to the Consolidated Financial Statements for additional information related to the senior secured notes.

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

Bluegreen believes that, in general, Americans desire to take family vacations and that the Bluegreen Vacation Club is positioned to benefit from consumer demand for family vacations. However, economic conditions and other factors may have an adverse effect on the demand for vacations as well as on the vacation ownership industry specifically and on Bluegreen’s operations.

Products and Services

Vacation Ownership

Bluegreen Vacations has been involved in the vacation ownership industry since its inception in 1994. Since Bluegreen’s inception, Bluegreen has generated approximately 492,000 VOI sales transactions, which include over 58,000 VOI sales transactions on behalf of third-parties. As of December 31, 2014, Bluegreen was selling VOIs in the Bluegreen Vacation Club at 23 sales offices at resorts located in the United States. VOIs in Bluegreen resorts and those sold by Bluegreen on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Bluegreen believes the Bluegreen Vacation Club allows its VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs. Members can use their points to stay in resorts for varying lengths of time on vacations for as little as two nights or as many nights as their points will allow on any one vacation. The number of points required for a stay at a resort varies depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations among available resorts according to their schedules, space needs, and available points. Subject to certain restrictions and fees, members are typically allowed to carry over for one year any unused points and to "borrow" points from the next year. Bluegreen Vacation Club members may use their points to stay in any of 65 Bluegreen Vacation Club resorts, as described in further detail below. Bluegreen Vacation Club members may also use their points to take advantage of other vacation options, including an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,500 resorts and other vacation experiences such as cruises and hotel stays. Additionally, through an alliance with Choice Hotels International, Inc. (NYSE:CHH, “Choice Hotels”) Bluegreen Vacation Club members may enroll in Choice Hotels’ free rewards program,  Choice Privileges®. For a fee Bluegreen Vacation Club members can convert their Bluegreen Vacation Club points into Choice Privileges® points, which can be used for free nights at Choice hotel locations and other rewards such as gift cards.  Additionally, for a fee, members of the Bluegreen Traveler Plus™ program may use their Bluegreen Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection® properties, a network of historic, boutique and unique hotels in the United States, Canada, Scandinavia and Latin America, subject to the terms and conditions of the program.  See “VOI Exchange Networks, the Bluegreen Traveler Plus™ Program and Other Strategic Alliances” for additional information regarding other vacation options available to Bluegreen Vacation Club members.

The owners of VOIs collectively manage the resort property through nonprofit property owners’ associations that are in each case governed by a board of directors or trustees, consisting of representatives of the developer (so long as the developer owns VOIs in the resort or as otherwise provided by law) and owners of VOIs at the resort. The board of directors hires a management company to which it delegates many of the rights and responsibilities of the property owners’ association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance.  Each VOI owner is required to pay a share of the costs of maintaining all of the properties in the Bluegreen Vacation Club system. These charges generally consist of an annual maintenance fee plus applicable real estate taxes and special assessments, which are assessed on an as-needed basis. If a VOI owner does not pay such charges, the owner’s use rights may be suspended and ultimately terminated, subject to the lender’s first mortgage lien on the VOI, if any.

According to information compiled by various sources, Bluegreen believes its typical customer to be married with an average age of 48 and an average household income of approximately $75,000.

Capital-Light Business Strategy

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital light” business strategy, involving activities that generally do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs and Bluegreen’s traditional, or legacy, vacation ownership business.  Bluegreen’s results for the year ended December 31, 2014 reflect Bluegreen’s continued focus on its capital-light business.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Bluegreen’s goal is for its capital-light business activities to become an increasing portion of its business over time; however, these efforts may not be successful.  As of December 31, 2014, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements

In 2009, Bluegreen began offering sales and marketing services to third party developers for a fee. Under these arrangements, Bluegreen sells third party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis. Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus an operating profit. Because the completed VOI was built by a third party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements. Notes receivable originated in connection with Bluegreen’s sale of third party VOIs under commission-based arrangements are held by the third party developer, and in certain cases, are serviced by Bluegreen for a fee. Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales”.

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

Secondary Market Arrangements

In 2012, Bluegreen began a formal program to acquire VOI inventory from resorts’ property owner associations (“POAs”) and certain other parties on a non-committed basis, in close proximity to the timing of when Bluegreen intends to sell such VOIs. Such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults, and are generally acquired by Bluegreen at a significant discount.  Bluegreen refers to sales of inventory acquired through these arrangements as “Secondary Market Sales”.

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of December 31, 2014, Bluegreen provided management services to 49 timeshare resort properties and hotels.  Other fee-based services also includes the processing of sales of VOIs through

Bluegreen’s wholly-owned title company, which earns title fees in connection with the closing of the VOI transactions.

Bluegreen also generates fee-based income by providing construction design and management services, and mortgage servicing.

During the year ended December 31, 2014:

•	Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $129.5 million compared to $94.9 million during 2013.

•	Bluegreen earned income from continuing operations of $68.6 million compared to $56.5 million for 2013.

•

System-wide sales of VOIs which include sales of Bluegreen inventory, including sales of Legacy inventory and Secondary Market Sales, as well as sales of third-party inventory and Just-In-Time Sales, were $523.8 million compared to $456.6 million during 2013.

•

Bluegreen sold $221.3 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $144.2 million in connection with those sales.  During 2013, Bluegreen sold $141.1 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commission of $91.9 million in connection with those sales. In addition, Bluegreen sold $35.5 million of inventory under Just-In-Time Sales arrangements during 2014. Including Bluegreen resort management, title services, construction management and other fee-based operations, and based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses, Bluegreen believes it generated $71.5 million and $56.2 million in pre-tax profits by providing fee-based services during the years ended December 31, 2014 and 2013, respectively.

•	Further, Bluegreen sold $63.3 million of inventory under Secondary market arrangements during 2014 compared to $41.1 million during 2013.

Additionally, Bluegreen has continued to seek cash sales and larger customer down payments on financed sales. During the year ended December 31, 2014, 50% of its VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

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

The following table lists the Bluegreen Vacation Club resorts:

Bluegreen Vacation Club Resort	Location
Paradise Isle Resort	Gulf Shores, Alabama
Shoreline Towers Resort	Gulf Shores, Alabama
Cibola Vista Resort and Spa (1)(4)	Peoria, Arizona
La Cabana Beach Resort & Casino (3)	Oranjestad, Aruba
Blue Water Resort at Cable Beach (1)(4)	Cable Beach, Nassau, Bahamas
The Club at Big Bear Village (1)	Big Bear Lake, California
The Innsbruck Aspen (1) (4)	Aspen, Colorado
Via Roma Beach Resort (1)	Bradenton Beach, Florida
Daytona SeaBreeze™ (1)	Daytona Beach Shores, Florida
Dolphin Beach Club (1)	Daytona Beach Shores, Florida
Fantasy Island Resort II (1)	Daytona Beach Shores, Florida
Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
Tropical Sands Resort	Fort Myers Beach, Florida
Windward Passage Resort	Fort Myers Beach, Florida

Gulfstream Manor (1)	Gulfstream, Florida
Resort Sixty-Six (1)	Holmes Beach, Florida
The Hammocks at Marathon™ (1)	Marathon, Florida
The Fountains (1)	Orlando, Florida
Lake Eve Resort (1) (4)	Orlando, Florida
Orlando’s Sunshine Resort™ I & II (1)	Orlando, Florida
Casa del Mar Beach Resort (1)	Ormond Beach, Florida
Outrigger Beach Club (1)	Ormond Beach, Florida
Landmark Holiday Beach Resort	Panama City Beach, Florida
Ocean Towers Beach Club	Panama City Beach, Florida
Panama City Resort & Club	Panama City Beach, Florida
Surfrider Beach Club	Sanibel Island, Florida
Grande Villas at World Golf Village™ & The Resort at World Golf Village (1)	St. Augustine, Florida
Bluegreen at Tradewinds (1) (4)		St. Pete Beach, Florida
Solara Surfside™ (1)	Surfside, Florida
Petit Crest Villas at Big Canoe	Marble Hill, Georgia
Studio Homes at Ellis Square (1)(4)	Savannah, Georgia
Bluegreen Club La Pension™ (1)	New Orleans, Louisiana
Pono Kai Resort	Kauai, Hawaii
The Hotel Blake (1) (4)	Chicago, Illinois
The Breakers Resort (1) (4)	Dennis Port, Massachusetts
The Soundings Seaside Resort (1) (4)	Dennis Port, Massachusetts
Mountain Run at Boyne™ (1)	Boyne Falls, Michigan
The Falls Village™ (1)	Branson, Missouri
Paradise Point Resort (1)(2)	Hollister, Missouri
Bluegreen Wilderness Club at Big Cedar™ (1)(2)	Ridgedale, Missouri
The Cliffs™ at Long Creek (1)(2)	Ridgedale, Missouri
Lake Condominiums at Big Sky	Big Sky, Montana
Bluegreen Club 36™ (1)	Las Vegas, Nevada
South Mountain Resort (1)(4)	Lincoln, New Hampshire
Bluegreen at Atlantic Palace	Atlantic City, New Jersey
The Manhattan Club (4)	New York City, New York
Foxrun Townhouses	Lake Lure, North Carolina
Sandcastle Village II	New Bern, North Carolina
Waterwood Townhouses	New Bern, North Carolina
The Suites at Hershey (1)	Hershey, Pennsylvania
The Lodge Alley Inn™ (1)	Charleston, South Carolina
Players Club	Hilton Head Island, South Carolina
Carolina Grande™ (1)	Myrtle Beach, South Carolina
Harbour Lights™ (1)	Myrtle Beach, South Carolina
Horizon at 77th (1) (4)	Myrtle Beach, South Carolina
SeaGlass Tower™ (1)	Myrtle Beach, South Carolina
Shore Crest Vacation Villas™ I & II (1)	North Myrtle Beach, South Carolina
MountainLoft™ I & II (1)	Gatlinburg, Tennessee
Laurel Crest™ (1)	Pigeon Forge, Tennessee
Shenandoah™ Crossing (1)	Gordonsville, Virginia
Bluegreen Wilderness Traveler at Shenandoah™ (1)	Gordonsville, Virginia
BG Patrick Henry Square™ (1) Parkside Williamsburg Resort (1) (4)	Williamsburg, Virginia Williamsburg, Virginia

Bluegreen Odyssey Dells™ (1)	Wisconsin Dells, Wisconsin
Christmas Mountain Village™ (1)	Wisconsin Dells, Wisconsin

tween Bluegreen and

(1)	This resort is managed by Bluegreen Resorts Management, Inc., one of Bluegreen’s wholly-owned subsidiaries.
(2)

This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations LLC, a joint venture between Bluegreen and Big Cedar, LLC.  Bluegreen owns a 51% interest in this joint venture, and the joint venture’s results of operations, cash flows and financial position are included in Bluegreen’s consolidated financial statements.

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

The Club at Big Bear Village – Big Bear Lake, California. This 18-unit resort is located in the mountains of Southern California in Big Bear Lake. This resort features three- and four bedroom villas and offers amenities such as a heated pool, private fitness center, private balconies, barbeque grill area, and billiards room.

The Innsbruck Aspen – Aspen, Colorado. This 17-unit resort is situated within walking distance of downtown Aspen and the mountain slopes, This resort features one and two bedroom villas and offers amenities such as a heated pool, lounge area, private fitness center, barbeque grill area, valet ski service, on site concierge services and a local shuttle service.

Via Roma Beach Resort — Bradenton Beach, Florida. Featuring one- and two-bedroom suites, this beachfront resort offers such amenities as a heated outdoor swimming pool, hot tub and barbecue grill area.

Daytona SeaBreeze™ — Daytona Beach Shores, Florida. This 80-unit, oceanfront resort is located on Daytona Beach, which is known as the “World’s Most Famous Beach.” Amenities include private ocean-front balconies, a heated outdoor swimming pool, a children’s pool, a hot tub, a fitness center, a barbeque grill area and a game room. The resort is located near the world-famous Daytona International Speedway and DAYTONA USA®.

Dolphin Beach Club — Daytona Beach Shores, Florida. The Dolphin Beach Club is located in Daytona Beach overlooking the beach and the Atlantic Ocean. This resort features contemporary white furnishings, a tropical décor, private beachfront balconies and a heated outdoor swimming pool. Guests can enjoy numerous nearby golf courses or visit Daytona International Speedway.

Fantasy Island Resort II — Daytona Beach Shores, Florida. This resort is situated on Daytona Beach and features units either facing or with views of the ocean. Amenities include an outdoor heated swimming pool, hot tub and two dry saunas.

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

Gulfstream Manor — Gulfstream, Florida. The Gulfstream Manor is located just south of Palm Beach, near shops, galleries, fine dining and boutiques. The beachfront resort features views of the ocean or courtyard and offers an intimate, small resort experience.

Resort Sixty-Six — Holmes Beach, Florida. The resort is located on Anna Maria Island which overlooks the Gulf of Mexico. The units at Resort Sixty-Six either overlook the courtyard, or offer views of the Gulf. Resort amenities include an outdoor heated swimming pool, hot tub and a barbecue grill area.

The Hammocks at Marathon™ — Marathon, Florida. The Hammocks at Marathon is located in the Florida Keys within driving distance of both Miami and Key West, Florida. This 58-unit waterfront resort offers such amenities as a pool, boat slips, an outdoor tiki bar and a variety of water sport recreational vehicle rentals.

The Fountains — Orlando, Florida. This 54-acre, 569-unit resort is located on a lake and is minutes away from Central Florida’s family attractions, including Walt Disney World®, SeaWorld® and Universal Studios Florida®. Amenities include a clubhouse with a heated indoor/outdoor swimming pool, a pool bar, a massage room, steam and sauna rooms, a family activity room, a tennis court, a basketball court, and a resort style pool facility, as well as an on-site Domino’s Pizza® and a Benihana restaurant.

Lake Eve Resort – Orlando, Florida.    This 176-unit resort is located next to The Fountains and on Lake Eve.  This resort features one, two and three bedroom suites and is minutes away from many Orlando attractions.

Orlando’s Sunshine Resort™ I & II — Orlando, Florida. Orlando’s Sunshine Resort is located near Wet’n’Wild® water park and Universal Studios Florida®. This 90-unit property features an outdoor swimming pool, a hot tub and tennis courts.

Casa del Mar Beach Resort —  Ormond Beach, Florida. Casa del Mar is a 119-unit, oceanfront resort which includes an outdoor pool and miniature golf. In nearby Daytona Beach, guests can drive on the beach or visit the Daytona International Speedway.

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

Ocean Towers Beach Club — Panama City Beach, Florida. Located on the “Miracle Strip” in Panama City Beach, Ocean Towers Beach Club offers one- and two-bedroom oceanfront suites. The resort’s units feature private balconies or porches, full kitchens and washer/dryers. Other amenities include an exercise room and outdoor heated pool, and tennis and golf facilities are available nearby.

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

Grande Villas at World Golf Village™ & The Resort at World Golf Village — St. Augustine, Florida. Grande Villas is located next to the World Golf Hall of Fame®. This resort features an extensive array of amenities, including golf courses, swimming pools, a hot tub, a sauna and a playground. The resort includes 178 units.

Bluegreen at Tradewinds – St. Pete Beach, Florida. This resort is located in St. Pete Beach with easy access to St. Petersburg’s shoreline along the Gulf of Mexico. The resort features studio and one-bedroom villas. Amenities include a spa, fitness center, pool, tennis and nearby paddle boarding, water parks, and casual dining at beach bars.

Solara Surfside™ —  Surfside, Florida. This 62-unit, oceanfront resort is located in Surfside, Florida, near Miami Beach. Solara Surfside captures the art deco style of its surrounding area and features one- and two-bedroom vacation units, a swimming pool, a sun deck and a hot tub.

Petit Crest & Golf Club Villas at Big Canoe — Marble Hill, Georgia. The resort is located at Big Canoe in the foothills of the North Georgia Appalachians and an hour north of Atlanta with nearby activities such as fishing, boating, golfing and tennis. Petit Crest Villas’ units feature a balcony or porch, full kitchen, fireplace, washer and dryer.

The Studio Homes at Ellis Square — Savannah, Georgia. This resort is centrally located in historic downtown Savannah. Accommodations include one- and two-bedroom suites with fully-equipped designer kitchens.

Bluegreen Club La Pension™ —  New Orleans, Louisiana. This 63-unit resort is located in the French Quarter, just a few blocks from the Mississippi River. Many of the units feature balconies overlooking the French Quarter. The rooftop offers two sundecks with hot tubs and views of the French Quarter, river, and city.

Pono Kai Resort — Kapaa (Kauai), Hawaii. This 13-acre oceanfront resort is located on Kauai’s Coconut Coast. Surrounded by palms and the Pacific, the Pono Kai Resort is close to the beaches and features tennis courts, local arts and crafts vendors, concierge and a hospitality suite.

The Hotel Blake – Chicago, Illinois. Situated in downtown Chicago’s urban Printer’s Row district, this 162-unit property offers a relaxing retreat and easy access to the activities in the city.

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

Mountain Run at Boyne™ —  Boyne Falls, Michigan. Mountain Run at Boyne is located on Boyne Mountain, which is known for skiing, snowboarding and tubing on more than 50 runs with convenient lift and trail systems. In the summer, Boyne Mountain offers golf on nearby world-class courses designed by some of the game’s masters, including Robert Trent Jones, Arthur Hills, Donald Ross and others. Mountain Run has 104 units.

The Falls Village™ — Branson, Missouri. The Falls Village is located near the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars. The Falls Village has 164 units.

Paradise Point Resort — Hollister, Missouri. Paradise Point, which currently has 90 units, is situated on Table Rock Lake. This vacation ownership resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC (“Bluegreen/Big Cedar Vacations”), a joint venture in which Bluegreen owns a 51% interest, Paradise Point offers studio units, executive 1-bedroom villas and spacious 2-bedroom villas. On-site amenities include a fitness center and an outdoor swimming pool.

Bluegreen Wilderness Club at Big Cedar™ — Ridgedale, Missouri. The Bluegreen Wilderness Club at Big Cedar is a wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. This vacation ownership resort is also developed, marketed and sold by Bluegreen/Big Cedar Vacations. The 427-unit resort is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two-bedroom cabins or one- or two-bedroom lodge villas enjoy fireplaces, private balconies and full kitchens. Amenities include indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, a campfire area, and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including a marina, horseback riding, tennis courts and a spa.

The Cliffs™ at Long Creek — Ridgedale, Missouri. The Cliffs at Long Creek currently features 29 patio homes that overlook Table Rock Lake. These two- level, five-bedroom homes feature two master bedrooms, a whirlpool bath, walk-in closet, media room, billiards table, gourmet kitchen, covered porch, and 2-car garage. This resort is also developed, marketed and sold by Bluegreen/Big Cedar Vacations.

Lake Condominiums at Big Sky — Big Sky, Montana. Lake Condominiums at Big Sky is located at the foot of Lore Mountain overlooking Lake Levinsky. The resort features amenities such as a heated outdoor swimming pool, two large hot tubs and nearby skiing.

BG Club 36™ — Las Vegas, Nevada. This 31-story, 478-unit resort is located just off the Las Vegas strip and features various amenities, including an indoor pool, outdoor sundeck, fitness center and on-site restaurants. Bluegreen Club 36 features both one- and two-bedroom villas with Parisian Art Deco décor.

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

The Manhattan Club — New York City, New York. This resort is located in the heart of New York City and is in close proximity to some of the city’s finest attractions, bars, restaurants, nightclubs and theaters. Suites feature high-end furnishings, kitchenettes, and marble baths as well as flat screen TVs, Bose® radios and Wi-Fi Internet access.

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

The Suites at Hershey — Hershey, Pennsylvania. This 78-unit resort is located near HersheyPark® and Hershey’s® Chocolate World. Amenities include an outdoor swimming pool, a hot tub, a playground, a picnic area with barbeque grills, a game room, a fitness center and indoor basketball courts.

The Lodge Alley Inn™  — Charleston, South Carolina. Located in Charleston’s historic district, The Lodge Alley Inn includes one- and two-bedroom suites, many furnished with an equipped kitchen, a living room with a fireplace, a dining room, a whirlpool bath, pine wood floors and 18th century-style furniture reproductions. This 90-unit resort, which features an on-site restaurant, is within walking distance of many of Charleston’s historical sites, open-air markets and art galleries.

Players Club — Hilton Head Island, South Carolina. Players Club is located on Hilton Head Island, which is famous for its striking natural beauty, expansive beaches and world-class golf and tennis. This resort features 28 lighted tennis courts and a health club.

Carolina Grande™ — Myrtle Beach, South Carolina. This 118-unit 20-story tower is located across the street from the beach. Through an arrangement with The Carolinian Beach Resort, guests enjoy an accessible breezeway directly to the beach. Other amenities include indoor and outdoor swimming pools, hot tubs, full kitchens, washers and dryers, and views of the ocean and city. The resort is located near NASCAR® SpeedPark, Broadway at the BeachTM (a 350-acre complex featuring numerous specialty shops, restaurants, attractions and nightclubs), Myrtle Waves Water Park, Carolina Opry, Dixie Stampede and the Myrtle Beach Convention Center.

Harbour Lights™ — Myrtle Beach, South Carolina. Harbour Lights is a 228-unit resort located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf courses and restaurants. The resort’s activities center overlooks the Intracoastal Waterway.

Horizon at 77th – Myrtle Beach, South Carolina. The Horizon at 77th resort is a beach retreat with spacious one-, two- and three-bedroom villas featuring full kitchens with granite countertops and stainless steel appliances. Guests at this resort can enjoy a spa, and lazy river, or go for a swim in one of the resort’s two pools.

SeaGlass Tower™ — Myrtle Beach, South Carolina. The SeaGlass Tower is a 19-story, 144-unit mirrored tower located on the beach. Amenities include, among others, balconies, fully equipped kitchens, whirlpool baths, an indoor and two outdoor swimming pools, a hot tub, and two saunas. SeaGlass Tower is located near Broadway at the Beach™ and the Myrtle Beach Convention Center.

Shore Crest Vacation Villas™ I & II — North Myrtle Beach, South Carolina. Shore Crest Vacation Villas consists of two towers and 240 units and is located on the beach in the Windy Hill section of North Myrtle Beach, a mile from Barefoot Landing, which features numerous restaurants, theaters, shops and outlet stores.

MountainLoft™ I & II — Gatlinburg, Tennessee. MountainLoft is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. The 284 units are located in individual chalets or mid-rise villa buildings. Each unit has private balconies.

Laurel Crest™ — Pigeon Forge, Tennessee. Laurel Crest is located in close proximity to the Great Smoky Mountains National Park and the Dollywood theme park. In addition, visitors to Pigeon Forge can enjoy over 200 factory outlet stores and music shows featuring renowned country music stars as well as partake in a variety of outdoor activities, such as horseback riding, trout fishing, boating, golfing and white water rafting. Laurel Crest has 296 units.

Shenandoah Crossing™ — Gordonsville, Virginia. Shenandoah Crossing, which currently includes 264 units, features an 18-hole golf course, indoor and outdoor swimming pools, tennis courts, horseback riding trails and a lake for fishing and boating.

Bluegreen Wilderness Traveler at Shenandoah™ — Gordonsville, Virginia. This property is located adjacent to Bluegreen’s Shenandoah Crossing resort. Wilderness Traveler at Shenandoah provides Bluegreen Vacation Club members with a high quality vacation experience in the “great outdoors”. Accommodations consist of 122 cabins, luxury campsites for recreational vehicles and fully furnished climate-controlled platform tents, as well as outdoor-themed amenities and programs.

BG Patrick Henry Square™ – Williamsburg, Virginia. This 66-unit resort is located only 1/2 a block from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchen and colonial-inspired décor. Nearby attractions include Busch Gardens® Williamsburg and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

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

Bluegreen Odyssey Dells™ — Wisconsin Dells, Wisconsin. This seven acre 92-unit resort is located adjacent to the 156-acre Mt. Olympus Resort Water and Theme Park.

Christmas Mountain Village™ — Wisconsin Dells, Wisconsin. Christmas Mountain Village is a 387-unit resort offering a 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools.

Future Resorts and Acquisition of Additional Inventory

Bluegreen believes that it currently has adequate timeshare inventory on hand, or available for sale through arrangements with third parties in connection with its capital-light business strategy, to satisfy its projected sales of VOIs for 2015, and a number of years thereafter. Accordingly, Bluegreen currently does not plan to acquire or significantly develop additional resort properties in the near term other than those to be developed by Bluegreen/Big

Cedar Vacations and resorts added to the Bluegreen Vacation Club pursuant to Bluegreen’s capital-light business strategy.  However, Bluegreen may decide to acquire or develop inventory in the future.

VOI Exchange Networks, the Bluegreen Traveler Plus™ Program, and Other Strategic Alliances

Bluegreen believes that its VOIs are made more attractive by its alliance with Choice Hotels, third-party exchange networks, its Traveler Plus™ program and other strategic affiliations with third-party resort developers. In January 2013, Bluegreen entered into a five-year strategic alliance agreement with Choice Hotels. Choice Hotels currently franchises approximately 6,300 hotels in more than 35 countries and territories and its brands include the Ascend Hotel Collection®, Comfort Inn®, Comfort Suites®, Quality®, Sleep Inn®, Clarion®, Cambria® hotels and suites, MainStay Suites®, Suburban Extended Stay Hotel®, Econo Lodge® and Rodeway Inn®. Bluegreen’s relationship with Choice Hotels impacts several areas of Bluegreen’s business and, while there is no assurance as to the success of the relationship, it includes a sales and marketing alliance component that Bluegreen believes will enable it to leverage Choice Hotels brands, customer relationships and marketing channels to market Bluegreen’s VOI offerings. Additionally, subject to the terms and conditions of the agreements, including specified payments to be made to Choice Hotels, as of December 31, 2014 a total of 24 Bluegreen Vacation Club resorts have been branded as part of the Ascend Hotel Collection®. Also, Bluegreen Vacation Club members may enroll as members of the Choice Hotels loyalty program, Choice Privileges® and, for a fee can convert their Bluegreen Vacation Club points into Choice Privileges® points which can be used for stays at participating Choice Hotels. Additionally, for a fee, members of the Bluegreen Traveler Plus™ program may use their vacation points for stays at Choice Hotels’ Ascend Hotel Collection® properties subject to the terms and conditions of the program.

Bluegreen Vacation Club members may also participate in an unaffiliated external exchange network, Resort Condominiums International, LLC (“RCI”). The RCI exchange network allows an owner to exchange stays in their VOI for occupancy at over 4,500 participating resorts located throughout the world in over 100 countries, based upon availability and the payment of a variable exchange fee. The annual membership fees of RCI are included in the Bluegreen Vacation Club dues. In 2014, approximately 8% of Bluegreen owners utilized the RCI exchange network for an exchange of two or more nights. Most of the Bluegreen Vacation Club resorts are rated in one of the two highest categories by RCI (Gold Crown and Silver Crown).

Bluegreen Vacation Club members, for an additional annual fee, may also participate in the Bluegreen Traveler Plus™ program, which allows them to use their points for a variety of hotel stays, RV site stays within the “Coast to Coast” network, or various cruise vacations. Also, for a nominal fee, Bluegreen Vacation Club owners who purchased or upgraded their VOI since July 1, 2007 and participate in the Bluegreen Traveler Plus™ program, have the ability to use their vacation points to reserve accommodations in 43 additional resort locations through our alliances with other resort development companies (“Direct Exchange”).

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

In addition to attracting new customers, Bluegreen seeks to sell VOIs to its existing VOI owners (“owner sales”). Owner sales generally have lower marketing costs and typically result in relatively higher operating margins than sales generated through other marketing channels. During 2014, owner sales accounted for 56.1% of Bluegreen’s system-wide sales. However, Bluegreen has recently increased, and expects to continue to increase, its marketing efforts to new customers as compared to existing owners as it believes that its ability to continue to sell VOIs to its current existing owner base will diminish over time.  Accordingly, Bluegreen expects that its owner sales as a percentage of total sales will decrease in the future, and Bluegreen’s marketing expenses will increase as sales to new customers involve higher costs than sales to existing owners.

Bluegreen uses both “permission” marketing and branding programs. “Permission” marketing methods involve obtaining the prospective purchasers’ permission, directly or indirectly, to contact them in the future regarding an offer to purchase a product or service. Branding involves forming alliances with third-party entities that possess what Bluegreen believes to be a nationally or regionally known brand name, a good reputation and a customer base with similar demographic characteristics to Bluegreen’s target market.

One of Bluegreen’s wholly-owned subsidiaries has an arrangement with Big Cedar, LLC (“Big Cedar”), an affiliate of Bass Pro, Inc. (“Bass Pro”), relating to Bluegreen/Big Cedar Vacations. Bluegreen’s subsidiary owns 51% of Bluegreen/Big Cedar Vacations and Big Cedar owns the remaining 49%. Bluegreen/Big Cedar Vacations develops, markets, and sells VOIs at the Bluegreen Wilderness Club at Big Cedar, a wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. Bluegreen/Big Cedar Vacations also develops, markets, and sells timeshare interests in The Cliffs at Long Creek and Paradise Point Resort. Bluegreen/Big Cedar Vacations pays Big Cedar a fee upon sales of certain timeshare interests for promotional, marketing and advertising services.

Bluegreen also has an exclusive marketing agreement with Bass Pro a privately-held retailer of fishing, marine, hunting, camping and sports gear. Pursuant to the agreement, Bluegreen has the right to market VOIs at each of Bass Pro’s retail locations.  As of December 31, 2014, Bluegreen marketed VOIs in 61 of Bass Pro’s stores.  Under the agreement, Bluegreen also has the right to market VOIs in Bass Pro’s catalogs and on its website, and Bluegreen has access to Bass Pro’s customer lists. In exchange, Bluegreen compensates Bass Pro based on the overall success of these marketing activities. The amount of compensation is dependent on the level of additional marketing efforts required by Bluegreen to convert the prospect into a sale and a defined time frame for such marketing efforts. No compensation is paid to Bass Pro under the marketing agreement on sales made by Bluegreen/Big Cedar Vacations of VOIs owned by Bluegreen/Big Cedar Vacations. In accordance with the agreement, Bluegreen makes an annual prepayment to Big Cedar by January of each year. The prepayment is an advance payment for anticipated commissions estimated to be generated during the upcoming year, as determined by Bluegreen and Big Cedar, not to exceed $5.0 million. No additional commissions are paid to Big Cedar during any year until the annual prepayment for that year has been fully earned. During 2014, sales of VOIs to prospects and leads generated by the marketing arrangement with Bass Pro accounted for over 20% of Bluegreen’s VOI sales volume.  Bluegreen’s marketing agreement with Bass Pro is for a term expiring in January 2025, subject to early termination in whole or in part under certain circumstances.  There is no assurance that Bluegreen will be able to maintain, extend or renew its marketing relationship with Bass Pro, including for the duration of the term of the agreement, and Bluegreen’s sales would be materially and adversely impacted if Bluegreen’s relationship with Bass Pro ended.

As previously described, Bluegreen entered into a five-year strategic relationship with Choice Hotels in January 2013. This relationship impacts several areas of Bluegreen’s business and, while there is no assurance as to the success of the relationship, it includes a sales and marketing alliance component which Bluegreen believes will enable Bluegreen to leverage Choice Hotels brands, customer relationships and marketing channels to market Bluegreen’s VOI offerings.  Choice Hotels’ obligations under the agreements are subject to Bluegreen making specified payments to Choice Hotels and certain other terms and conditions.

Typically, Bluegreen’s sales offices are located adjacent to certain of its resorts and are staffed with sales representatives and sales managers, all of whom are Bluegreen employees. Bluegreen sponsors ongoing training for its personnel.

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

Customer Financing

Bluegreen offers financing of up to 90% of the purchase price of its VOIs to its VOI customers who meet certain FICO® score-based underwriting standards. The typical financing extended by Bluegreen on a VOI during 2014 provided for a term of 10 years and a fixed interest rate. However, Bluegreen also encourages purchasers to finance their purchase with a loan having a shorter term by offering a lower interest rate on those loans. In connection with Bluegreen VOI sales, Bluegreen delivers the property deed to the trustee of the Bluegreen Vacation Club on behalf of the purchaser and obtains a mortgage on the purchaser’s VOI.

Purchasers of VOIs are required to make a down payment of at least 10% of the VOI sales price. As part of Bluegreen’s continued efforts to improve its operating cash flows, starting in 2009 Bluegreen began incentivizing its sales associates to encourage cash sales, and Bluegreen began promoting a point-of-sale credit card program sponsored by third party financial institutions.  As a result, Bluegreen has increased both the percentage of its sales that are 100% cash and its average down payment on financed sales. Including down payments received on financed sales, approximately 50% of Bluegreen VOI sales during 2014 were paid in cash within approximately 30 days from the contract date.

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

Effective December 15, 2008, Bluegreen implemented a FICO® score-based credit underwriting program. Following implementation,  Bluegreen no longer provided financing to customers with FICO® scores below 500, and new customers with FICO® scores between 500 and 599 were required to make a minimum cash down payment of 20%. Effective January 1, 2010, Bluegreen further increased its FICO® score-based credit underwriting standards such that Bluegreen no longer originates financing to customers with FICO® scores below 575. Bluegreen may, from time to time, offer certain introductory products to customers with different FICO®  scores, finance and down payment terms that it intends to hold in its portfolio.  Additionally, Bluegreen may provide financing to customers with no FICO®  scores who make a minimum required down payment.  For loans with an outstanding balance as of December 31, 2014 that were originated from December 15, 2008 through December 31, 2009, the borrowers’ weighted average FICO® score at the point of sale was 702.  For loans with an outstanding balance as of December 31, 2014 that were originated from January 1, 2010 through December 31, 2014, the borrowers’ weighted average FICO® score at the point of sale was 707. Further information is set forth in the following table:

(1)	Excludes loans originated after December 15, 2008 for which the obligor did not have a FICO® score

Bluegreen encourages purchasers to make higher down payments and accept shorter loan period terms by offering lower interest rates.  In addition, where permitted under applicable laws, rules and regulations, buyers receive a 1% discount in the interest rate by participating in Bluegreen’s pre-authorized checking payment plan.  As of December 31, 2014, borrowers with respect to approximately 91% of Bluegreen’s serviced VOI notes receivable participated in Bluegreen’s pre-authorized checking payment plan.

Effective November 1, 2008, Bluegreen increased the interest rates charged on new loans. Bluegreen believes that the weighted-average interest rate on its portfolio will increase over time, as the lower-interest rate older loans continue to be reduced as a percentage of Bluegreen’s outstanding portfolio.  The weighted-average interest rate on Bluegreen’s VOI notes receivable was as follows:

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

Bluegreen generally makes collection efforts to customers by mail and by telephone. Telephone contact generally commences when an account is as few as 10 days past due. At 30 days past due, a collection letter is sent to U.S. residents advising the customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies. At 60 days delinquent, Bluegreen sends a lockout letter to the customer by mail advising that they cannot make any future reservations for lodging at a resort. If the delinquency continues, at 90 days past due, Bluegreen stops the accrual of, and reverses previously accrued but unpaid, interest on the note receivable and mails a “Notice of Intent to Cancel Membership,” which informs the customer that unless the delinquency is cured within 30 days,  Bluegreen will terminate the customer’s VOI ownership. If the customer fails to respond to such correspondence within the given timeframe, the loan will be defaulted and the customer’s VOI terminated. In that case, Bluegreen sends a final letter, typically at approximately 120 day delinquent, to notify the customer of the loan default and the termination of the customer’s beneficial interest in the timeshare property. Thereafter, Bluegreen seeks to resell the VOI to a new purchaser. Historically, Bluegreen has typically not sought to collect a deficiency on defaulted notes.

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

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the performance of Bluegreen’s notes receivable portfolio.

Sales of Receivables/Pledging of Receivables

Bluegreen’s ability to sell or borrow against its VOI notes receivable has historically been a critical factor in Bluegreen meeting its liquidity requirements. The vacation ownership business generally involves making sales of a vacation product where a buyer is only required to pay a minimum of 10% to 20% of the purchase price up front, while at the same time selling and marketing expenses are primarily cash expenses. For the year ended December 31, 2014, Bluegreen’s sales and marketing expenses were approximately 48% of its system-wide sales. Accordingly, having facilities for the sale or hypothecation of these VOI notes receivables, along with periodic term securitization transactions, has been a critical factor for Bluegreen in meeting its short- and long-term cash needs.

Bluegreen’s VOI receivables purchase facilities and term securitizations typically utilize an owner’s trust structure whereby Bluegreen sells receivables to a wholly-owned, special purpose finance entity which then sells the receivables to an owner’s trust, typically without recourse to Bluegreen or its subsidiaries, except for breaches of certain representations and warranties at the time of sale. While in limited instances, Bluegreen has entered into guarantees in connection with its vacation ownership receivables purchase facilities or term securitizations, historically, Bluegreen has typically not entered into such guarantees. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase, and fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of the VOI receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid and, if applicable, a specified overcollateralization ratio is achieved and a cash reserve account is fully funded. Bluegreen’s VOI receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions Bluegreen believes to be customary for these types of transactions.  Bluegreen has historically acted as servicer of, and in such capacity received a fee for servicing, the VOI receivables Bluegreen has sold under these purchase facilities. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about Bluegreen’s VOI receivables purchase facilities and term securitizations.

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

Market and Industry Data

Market and industry data pertaining to Bluegreen and its business contained in this Annual Report on Form 10-K were obtained from Bluegreen’s internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and other currently available information.  The sources for this data include, without limitation, the American Resort Development Association.  Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. Bluegreen has not independently verified such market data.  Similarly, Bluegreen’s internal surveys, while believed to be reliable, have not been verified by any independent sources.  Accordingly, such data may not prove to be accurate.

BBX Capital

BFC owns shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 51% of the outstanding shares of such stock and 72% of the total voting power of BBX Capital. BBX Capital is a Florida-based company involved in the acquisition, ownership and management of joint ventures and investments in real estate and real estate development projects as well as investments in operating businesses. Prior to the sale of BankAtlantic on July 31, 2012, BBX Capital was a bank holding company and its principal asset was its 100% ownership interest in BankAtlantic, a federal savings bank.  Accordingly, as a result of such sale, the operations of BankAtlantic except for its commercial lending reporting unit are included in discontinued operations in our financial statements for all periods presented.

The principal assets of BBX Capital consist of its interest in Florida Asset Resolution Group, LLC (“FAR”), BBX Capital Asset Management, LLC (“CAM”), BBX Partners, Inc., its investment in Woodbridge, Renin Holdings, LLC, BBX Sweet Holdings, LLC and its acquired businesses and investments in six real estate joint ventures. CAM, which was formed in connection with the sale of BankAtlantic to BB&T Corporation (“BB&T”) and BBX Partners are wholly owned subsidiaries and their primary assets are investments in real estate joint ventures, non-performing commercial loans and foreclosed real estate formerly held by BankAtlantic.  FAR, which was also formed in connection with the sale of BankAtlantic to BB&T, is a special purpose limited liability company whose membership interests are held by BB&T, which holds 95% of FAR’s preferred interests. BBX Capital holds the remaining 5% of the preferred interests and all of the residual common equity interests.  FAR’s primary assets are performing and non-performing loans, and foreclosed real estate formerly held by BankAtlantic.

In April 2013 BBX Capital acquired a 46% equity interest in Woodbridge. Woodbridge’s principal asset is its ownership of Bluegreen and its subsidiaries.  Bluegreen is a vacation ownership company with 180,000 owners and over 60 owned or managed resorts.  BFC owns the remaining 54% of Woodbridge.

On October 30, 2013, a newly formed joint venture entity, Renin Holdings, LLC (“Renin”), owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp for approximately $12.8 million (“the Renin Transaction”).  Renin had $24 million of total assets as of October 30, 2013 and manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and two  manufacturing, assembly and distribution facilities in Canada, and the United States as well as a sales and distribution facility in the United Kingdom.

In December 2013, a wholly-owned subsidiary of BBX Capital, BBX Sweet Holdings, LLC, acquired Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC (“Boca Bons”) and S&F Good Fortunes, LLC (“Good Fortunes”) (collectively “Hoffman’s”).  Hoffman’s had total assets of $5.3 million as of the acquisition date and is a manufacturer of gourmet chocolates, with retail locations in South Florida.   In January 2014, BBX Sweet Holdings acquired Williams and Bennett. William and Bennett had total assets of $1.3 million as of the acquisition date and is a manufacturer of chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.  In July 2014, BBX Sweet Holdings acquired Helen Grace Chocolates (“Helen Grace”), a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles with total assets at the acquisition date of $2.7 million.  In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates (“Jer’s”), a California based distributor of peanut butter chocolate products internationally and in the United States.  Jer’s had total assets of $0.7 million as of the acquisition date.   In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections (“Anastasia”).  Anastasia is a premium confections company in Orlando, Florida, that manufactures gourmet coconut and chocolate candy, salt water taffy, and other chocolate gift products.  Anastasia had total assets of $3.3 million at the acquisition date.

In May 2013, BBX Capital entered into a definitive merger agreement (the “Merger Agreement”) with BFC and BBX Merger Sub, LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”). The Merger Agreement provided for BBX Capital to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC.  On December 15, 2014, BBX Capital and BFC terminated the Merger Agreement.

On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic, the former wholly owned banking subsidiary of BBX Capital (the stock sale and related transactions are sometimes hereinafter referred to as the (“BB&T Transaction”). Pursuant to the terms of the stock purchase agreement between BBX Capital and BB&T prior to the closing of the BB&T Transaction, BankAtlantic formed two subsidiaries, CAM and FAR. BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s statement of financial condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated). FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital. At the closing of the BB&T Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding trust preferred securities (“TruPS”) obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company Agreement of FAR, which was entered into by BBX Capital and BB&T at the closing of the BB&T Transaction, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further support BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of December 31, 2014 was reduced through cash distributions to approximately $12.3 million. BBX Capital services FAR’s commercial loans and real estate and oversees the third party servicer that manages the other assets of FAR. Prior to the closing of the BB&T Transaction, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate and previously written-off assets that had an aggregate carrying value on BankAtlantic’s statement of financial condition of $125 million as of July 31, 2012. CAM assumed all liabilities related to these assets. BankAtlantic also contributed approximately $82 million in cash to CAM. Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to BBX Capital. CAM remains a wholly owned subsidiary of BBX Capital.

Prior to the sale of BankAtlantic on July 31, 2012, BBX Capital was a bank holding company and its principal asset was the ownership of BankAtlantic, a federal savings bank.  Accordingly, as a result of such sale, the operations of BankAtlantic except for its commercial lending reporting unit are included in discontinued operations in our financial statements for the year ended December 31, 2012.  Operating financial information for continuing operations shown by segment is included in Note 23 to the Consolidated Financial Statements contained in this report.  BBX Capital reports its operations through four business segments – FAR, BBX, Renin and Sweet Holdings.

As of December 31, 2014, BBX Capital had consolidated total assets of approximately $392.9 million, liabilities of $81.7 million and total equity of $311.3 million.

BBX Capital’s Business Strategy

Since the sale of BankAtlantic in July 2012, BBX Capital has been repositioning its business, monetizing its legacy portfolios of loans and real estate, and pursuing its goal of transitioning into a growth business by focusing on real estate opportunities and acquiring operating businesses.

The majority of BBX Capitals assets do not generate income on a regular or predictable basis. Recognizing the nature of its assets, BBX Capital’s goal is to build long-term value.  BBX Capital does not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses. BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  BBX Capital may also consider subsidiary or asset dispositions with respect to its investments in operating businesses, including Renin and Sweet Holdings, and BBX Capital may in connection with its investment with BFC in Woodbridge pursue transactions involving Bluegreen, either directly or indirectly through a transaction involving Woodbridge, to monetize all or a portion of its investment in Woodbridge.  These may include pursuing a future sale or spin-off of a company or transactions involving other public or private issuances of a company’s debt or equity securities which might result in the ownership of less than 100% of the company.  BBX Capital is also engaged in land entitlement activities on certain properties that BBX Capital acquired through foreclosure and anticipates moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us all as potential cash investments in such projects.  BBX Capital is also pursuing potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values during the recession, the majority of BBX Capital’s non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  BBX Capital believes there has been continued improvements generally in real estate markets and believes that the prior estimated fair values of the underlying collateral securing certain of its commercial real estate loans and its real estate carrying values may be below current market values.  Additionally, this recovery in the real estate market has favorably affected the financial condition of BBX Capital’s borrowers and BBX Capital is aggressively pursuing its borrowers and/or guarantors in order to maximize recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If BBX Capital is successful in its efforts, BBX Capital expects to recognize gains to the extent that the amounts collected exceed the carrying value of its commercial loans and foreclosed real estate and expect these gains to be reflected in an increase in BBX Capital’s shareholders’ equity in the long term.  Due to the nature of these activities however, BBX Capital does not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly, BBX Capital expects its results of operations to vary significantly on a quarterly basis and BBX Capital may experience losses in subsequent periods.

Legacy Assets

Loans

On July 31, 2012, BBX Capital completed the BB&T Transaction.  On November 1, 2011, BBX Capital entered into a definitive agreement to sell BankAtlantic to BB&T, which agreement was amended on March 13, 2012 (the “Agreement”). The Agreement was amended to, among other things provide for the assumption by BB&T of BBX Capital’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations.  Under the terms of the Agreement, BBX Capital retained through CAM and FAR certain loans, tax certificates and foreclosed real estate and liabilities related to these retained assets, which have been held by BankAtlantic.  These retained loans were grouped in five loan segments as follows:   residential loans, commercial real estate loans, consumer loans, small business and commercial non-mortgage loans.  CAM holds loans from the commercial real estate and the commercial non-mortgage loan segments.  FAR holds loans from all five segments.

Residential:    The majority of BBX Capital’s residential loans were originally acquired in the secondary markets and were originated by financial institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans were typically purchased in bulk and were generally non-conforming loans under agency guidelines due primarily to the size of the individual loans (“jumbo loans”). BBX Capital also retained a portfolio of residential loans which were made primarily to “low to moderate income” borrowers in accordance with the Community Reinvestment Act.  The portfolio of Community Reinvestment Act loans were sold during the year ended December 31, 2014.  BBX Capital’s residential loans were classified as loans held-for-sale as of December 31, 2014.

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

Small Business:  BankAtlantic originated small business loans to companies located primarily in markets within BankAtlantic’s branch network.  Small business loans were originated primarily on a secured basis and do not generally exceed $2.0 million individually. These loans were  originated with maturities ranging generally from one to three years or are due upon demand.  Lines of credit extended to small businesses are due upon demand.  Small business loans have either fixed or variable prime-based interest rates.  BBX Capital’s small business loans were classified as loans held-for-sale as of December 31, 2014.

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

Real estate held-for-investment:    Real estate is classified as held-for-investment when the property is not available for immediate sale due to anticipated renovations and potential improvements in operating performance before sale, management is pursuing joint venture opportunities, potential development, or management has decided to retain the property in anticipation of appreciation in market value in subsequent periods.

BBX Capital Business Segments

BBX Capital operates through four reportable business segments-BBX, FAR, Renin, and Sweet Holdings.

BBX Reportable Segment - The BBX reportable segment consists of the activities associated with managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures.

FAR Reportable Segment - The FAR reportable segment consists of the activities associated with overseeing the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred membership interest and maximizing the cash flows of any remaining assets.

Renin Reportable Segment - The Renin reportable segment consists of the activities of Renin.  Renin was acquired in October 2013.  The Renin reportable segment includes the results of operations of Renin for the two months ended December 31, 2013 and year ended December 31, 2014.

Sweet Holdings Reportable Segment - The Sweet Holdings reportable segment consists of the activities of Hoffman’s and Williams & Bennett for the year ended December 31, 2014, and the activities of Jer’s, Helen Grace and Anastasia from their respective dates of acquisition, July 1, 2014, July 21, 2014 and October 1, 2014 through December 31, 2014.  In 2013, Hoffman’s was included for the month of December 2013.

BBX Business Segment

Since the sale of BankAtlantic to BB&T, BBX has been engaged in managing the assets in CAM and the commercial loans that it services for FAR as well as overseeing the third party servicers that manage the assets for FAR.  BBX Capital also continues to manage the assets held by BBX Partners, Inc., its wholly owned asset workout subsidiary established in 2008 (formerly BankAtlantic Bancorp Partners, Inc.) which consisted of approximately $14.3 million of loans, foreclosed real estate and real estate improvements as of December 31, 2014 compared to $13.5 million of loans and foreclosed real estate as of December 31, 2013.

The BBX business segment includes the assets and related liabilities of CAM, BBX Partners, and the Woodbridge investment and BBX Capital’s investments in real estate joint ventures.  CAM was formed prior to the closing of the BB&T Transaction when BankAtlantic contributed to CAM cash and certain non-performing commercial loans, commercial real estate and previously written-off assets. CAM assumed the liabilities related to these assets.

The BBX business segment’s primary assets are loans receivable, real estate held-for-sale and real estate held-for-investment, investments in real estate joint ventures and rights to BankAtlantic’s previously charged off loan portfolio and related judgments which were transferred to CAM in connection with the consummation of the BB&T Transaction as well as its 46% equity interest in Woodbridge.  BBX utilized the cash received in the BB&T Transaction and funds from the monetization of assets to acquire a 46% equity interest in Woodbridge for $60.4 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million.

BBX Capital acquired a 46% interest in Woodbridge in April 2013.  Woodbridge’s principal asset is its ownership of Bluegreen.  Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others, in which case Bluegreen earns fees for providing such services. Bluegreen utilizes a points-based system, known as the Bluegreen Vacation Club, where purchasers of VOIs are allotted points that represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club and can be used to reserve occupancy at participating resorts. Bluegreen Vacation Club members may use their points to stay in any of Bluegreen Vacation Club resorts or take advantage of other vacation options, including an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of VOIs, which provides significant interest income to Bluegreen.  Bluegreen had total assets of $1.0 billion as of December 31, 2014 and income from continuing operations of $68.6 million, $56.5 million and $64.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

BBX Capital had investments in joint ventures of approximately $16.1 million as of December 31, 2014.  BBX Capital anticipates actively pursuing additional joint venture investments with real estate developers which may involve BBX Capital’s contribution of held-for-investment real estate acquired through foreclosure or purchasing real estate with its own funds for joint venture development or investing funds in developments identified by joint venture partners.  BBX Capital currently expect that in most cases, the real estate developer will be responsible for the management of the project and BBX Capital will participate in major decisions and monitor the development’s progress.  These joint venture real estate developments are anticipated to include multifamily and single family housing, commercial retail complexes, office buildings and land entitlement projects.  To a lesser extent, BBX Capital may engage in land entitlement and development activities without joint venture partners.  These anticipated real estate investments will in most instances be multi-year projects and BBX Capital does not expect them to generate earnings in the near term. BBX Capital’s goal is to produce earnings from these projects over time; however, they may not be successful in doing so.

BBX reportable segment had investments in the following real estate joint ventures as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Altis at Kendall Square, LLC	$1,264	1,300
Altis at Lakeline - Austin Investors LLC	5,000	-
New Urban/BBX Development, LLC	996	54
Sunrise and Bayview Partners, LLC	1,723	-
Hialeah Communities, LLC	5,091	-
PGA Design Center Holdings, LLC	1,991	-
Investments in unconsolidated real estate joint ventures	$16,065	1,354
Investments in consolidated real estate joint ventures	$964	478

Kendall Commons (Altis at Kendall Square, LLC)

In March 2013, BBX Capital sold land to Altman Development (“Altman”), a third party real estate developer, for net proceeds of $8.0 million.  Altman is developing a multifamily rental community comprised of 12 three-story apartment buildings, one mixed-use building and one clubhouse totaling 321 apartment units.  BBX Capital has invested $1.3 million of cash in the project as one of a number of investors.  The first two buildings have been completed with the balance of the buildings expected to be completed in 2015.  After all members (including BBX Capital) receive a preferred return of 10% and all contributed capital is returned, BBX Capital is entitled to receive 13% of venture distributions until a 15% internal rate of return has been attained and thereafter BBX Capital will be entitled to receive 9.75% of any venture distributions.

Altis at Lakeline – Austin Investor, LLC

In December 2014, BBX Capital invested $5.0 million in a planned multi-family development – Altis at Lakeline being developed by Altman.  Located on an approximate 23 acre parcel in the northwest area of Austin, Texas, Altis at Lakeline is planned for 19, two and three story, residential apartment buildings with 354 apartment units, 38 enclosed garages, and a clubhouse.  Altis at Lakeline, a gated community, is planned to feature a mix of studio, one, two and three bedroom apartment homes and a private resort style 5,500 square foot clubhouse.  Other planned amenities include a pool and spa, an outdoor activities pavilion with a sports bar and full demonstration kitchen, a full circuit fitness center, and kids’ play and study area.  After all investors receive a preferred return of 9% and all contributed capital is returned, BBX Capital is entitled to receive 26.3% of venture distributions until an 18% internal rate of return has been attained and thereafter BBX Capital will be entitled to receive 18.8% of any venture distributions.

Village at Victoria Park (New Urban/BBX Development, LLC)

Village at Victoria Park consists of approximately 2 acres of vacant land previously owned by BBX Capital that is located near downtown Fort Lauderdale, Florida. In December 2013, BBX Capital entered into a joint venture agreement with New Urban Communities to develop the project as 30 single-family homes.  The project is a 50%-50% joint venture, with New Urban Communities serving as the developer and manager.  In April 2014, the joint venture executed an acquisition, development and construction loan with a financial institution and BBX Capital and New Urban Communities each contributed an additional $692,000 to the joint venture as a capital contribution.  The joint venture purchased the vacant land from BBX Capital for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The $1.6 million promissory note is secured by a junior lien on the vacant land and future improvements and subordinated to the acquisition, development and construction loan.  The project commenced construction and sales during the third quarter of 2014.   Closings are projected to begin during the third quarter of 2015.

Bayview (Sunrise and Bayview Partners, LLC)

In June 2014, BBX Capital entered into a joint venture agreement with an affiliate of Procacci Development Corporation.  The joint venture acquired for $8.0 million approximately three acres of real estate located at Bayview Drive and Sunrise Boulevard in Fort Lauderdale, Florida.  The new joint venture entity, Sunrise and Bayview Partners, LLC, is a 50% - 50% joint venture between BBX Capital and an affiliate of Procacci Development.  The property is currently improved with an approximate 84,000 square foot office building along with a convenience store and gas station, and located minutes from the Fort Lauderdale beaches and directly across from the Galleria at Ft. Lauderdale.  The office building has low occupancy with short term leases.  The convenience store’s lease ends in March 2017 with a five year extension option.  BBX Capital anticipates the property will be redeveloped into a mixed-use project at some point in the future.

Hialeah Communities, LLC (Bonterra – CC Devco Homes)

During the third quarter of 2014, BBX Capital entered into a joint venture agreement with CC Devco Homes- a Codina-Carr Company, to develop homes in a portion of the newly proposed Bonterra Communities (formerly called the Hialeah Communities) in Hialeah, Florida.  As the developer and manager of the joint venture, CC Devco Homes currently plans to build approximately 394 single-family homes.    BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, BBX Capital received its joint venture interest and $2.2 million of cash.  Anticipated project profits resulting from the joint venture will be distributed to CC Devco Homes and BBX Capital on a 55% and 45% basis, respectively.  Any necessary additional capital for the joint venture are required to be contributed by CC Devco Homes and BBX Capital on a 43% and 57% basis, respectively.  In September 2014, the joint venture acquired nine acres of land and BBX Capital acquired four acres of land adjacent to the property from unrelated third parties. The project is in the final stages of planning and subject to receipt of government approvals. Construction is anticipated to commence in the first half of 2015.  BBX Capital is a guarantor for 26.3% of the joint venture’s $31.0 million acquisition and development loan.  (The Bonterra - CC Devco Homes joint venture is part of the master-planned community project, Bonterra Communities, discussed below.)

PGA Design Center Holdings, LLC

In December 2013, BBX Capital purchased for $6.1 million a commercial property in Palm Beach Gardens, Florida, with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. The property, which is located in a larger mixed use property now known as PGA Place, was substantially vacant at the date of acquisition.  Subsequent to the acquisition of the property, BBX Capital entered into a joint venture with Stiles Development which acquired a 60% interest in the joint venture for $2.9 million in cash.  BBX Capital contributed the property (excluding certain residential development entitlements having an estimated value of $1.2 million) to the joint venture in exchange for $2.9 million in cash and the remaining 40% interest in the joint venture.  BBX Capital transferred the retained residential development entitlements to adjacent parcels owned by it in the PGA mixed use property now known as PGA Place (see below for a discussion of the other parcels owned by BBX Capital in PGA Place).  The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property.  The joint venture entered into a contract to sell an 80,000 square foot building, subject to receiving the necessary entitlements and the potential purchaser’s due diligence.

North Flagler (JRG/BBX Development, LLC)

In October 2013, BBX Capital entered into a joint venture with JRG USA pursuant to which JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre parcel overlooking the Intracoastal Waterway in West

Palm Beach, Florida and BBX Capital invested $0.5 million of cash.  During 2015, the joint venture was successful in its efforts to amend the current zoning designation and the parcel’s residential height restrictions were changed allowing up to 15 stories in building height from 4 stories.   BBX Capital believes this change in the parcel’s height restrictions will significantly increase the value of the joint venture’s 4.5 acre parcel.   BBX Capital is entitled to receive 80% of any joint venture distributions until it recovers its capital investment and thereafter will be entitled to receive 70% of any joint venture distributions.  The joint venture is soliciting third party developer partners for the potential development of this property.

BBX Capital also owns a 2.7 acre parcel located adjacent to the 4.5 acre parcel which is the subject of the contract held by the North Flagler joint venture with JRG USA.  The 2.7 acre parcel was acquired by BBX Capital through foreclosure and had a carrying value of $3.2 million as of December 31, 2014.  BBX Capital believes that the fair value of this parcel increased by the municipality’s approval of the zoning changes referenced in the preceding paragraph.

BBX Capital is currently engaged through the BBX reportable segment in entitlement and planning activities with respect to the development of the following properties that were obtained through foreclosure.

Gardens at Millenia

Gardens at Millenia consists of approximately 86 acres of land, including a 47 acre lake, located near the Mall at Millenia in a commercial center in Orlando, Florida with a carrying value of $12.4 million as of December 31, 2014.  BBX Capital completed permitting and is currently developing the property to reclaim approximately 15 acres of the lake as additional developable property for a total of 54 developable acres.  The proposed plans for the 54 developable acres include a 460,000 square foot retail shopping center with multiple big-box and in-line tenants as well as four outparcel retail pads.  An agreement to sell a portion of the land to a big box retailer was entered into and is subject to the buyer’s due diligence. BBX Capital is finalizing negotiations with a potential retail joint venture partner to develop approximately 13.4 acres of the site.  Current plans for approximately 11.8 acres of this site include nine retail apartment buildings totaling approximately 292 units, a clubhouse, lakeside pavilion, lakeside running trail, and a dog park.  BBX Capital is finalizing negotiations with a potential joint venture partner to develop the 11.8 acre parcel.

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

1.

As discussed in the Bonterra - CC Devco Homes joint venture paragraph above, an approximate 59 acre parcel to be developed with approximately 394 single-family homes by a joint venture between BBX Capital and CC Devco Homes.

2.

An approximate 14 acre parcel owned by BBX Capital with a carrying value of $5.3 million as of December 31, 2014, to be developed with approximately 314 rental apartment units.  BBX Capital is currently seeking required entitlements and plans to partner with a third party developer to develop this parcel.

3.

An approximate 55 acre parcel owned by BBX Capital with a carrying value of $17.1 million as of December  31, 2014, to be developed with approximately 463 additional single-family homes, villas and townhomes.  BBX Capital has a contract to sell this parcel, subject to the receipt of entitlements currently being sought and due diligence by the purchaser.

PGA Place

In the fourth quarter of 2014, BBX Capital sold a 33,000 square foot office building in PGA Place for $6.6 million.  BBX Capital continues to own land located in the newly named PGA Place, in the city of Palm Beach Gardens, Florida, with carrying values aggregating $3.6 million as of December 31, 2014.  The property held by the PGA Design Center Holdings joint venture described above is adjacent to PGA Place.  BBX Capital believes this property presents a variety of development opportunities, some of which are currently in the planning stages and remain subject to receipt of government approvals.   BBX Capital is currently seeking governmental approvals for a 126 room limited-service suite hotel, a 5,000 square foot freestanding restaurant and a 60,000 square foot office building and up to 300 apartment units on vacant tracts of land.  BBX Capital anticipates partnering with one or more third party developers to develop all or a portion of these components of the project.

The composition of the BBX reportable segment’s legacy loans was (in thousands):

	As of December 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	2	3,061	1,326	3	5,107	3,331
Commercial real estate:
Accruing	1	2,112	2,112	1	2,152	2,152
Non-accruing	2	12,944	4,433	4	27,077	11,526
Total loans held-for-investment	5	$ 18,117	$ 7,871	8	$ 34,336	$ 17,009

Loans held-for-sale	-	$ -	$ -	-	$ -	$ -

The composition of the BBX reportable segment’s legacy real estate was (in thousands):

	As of December 31, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	16	$ 56,461	13	$ 75,333
Rental properties	-	-	2	15,705
Other	1	789	1	789
Total real estate held-for-investment	17	$ 57,250	16	$ 91,827

Real estate held-for-sale:
Land	12	$ 27,661	10	$ 10,307
Rental properties	-	-	-	-
Residential single-family	2	327	-	-
Total real estate held-for-sale	14	$ 27,988	10	$ 10,307

FAR Segment

FAR’s operations consist of overseeing the management and monetization of its assets through regularly scheduled payments and, where appropriate, orderly liquidations with a view to repaying its preferred membership interests and maximizing the cash flows of any remaining assets.  FAR’s assets consist primarily of loans receivable and foreclosed real estate.

The composition of FAR’s foreclosed real estate was (in thousands):

	As of December 31, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	2	$ 3,895	3	$ 4,323
Rental properties	2	14,445	1	11,186
Total real estate held-for-investment	4	$ 18,340	4	$ 15,509

Real estate held-for-sale:
Land	6	$ 5,844	8	$ 7,961
Rental properties	1	1,748	3	6,168
Residential single-family	12	4,058	29	6,447
Other	13	2,095	23	3,088
Total real estate held-for-sale	32	$ 13,745	63	$ 23,664

Rental properties held-for-investment as of December 31, 2014 consisted of two student housing facilities in Tallahassee, Florida, Villa San Michele and Eagle’s Point.

Villa San Michele

In January 2014, FAR acquired an 82-unit, 272 bed student housing project located in Tallahassee, Florida, through a contractual settlement with the borrower.  Built in 2008, Villa San Michele is located in southwest Tallahassee near Tallahassee Community College.  The project includes a mix of 3 bedroom and 4 bedroom 2-story townhomes, as well as a 10.6 acre parcel of vacant land.  FAR has engaged a property management company specializing in student housing to manage the day to day operations and leasing of the property.  Various common area improvements are planned for 2015, with the objective of repositioning the property and increasing occupancy.  Villa San Michele had a carrying value of $6.1 million as of December 31, 2014.

Eagles Point

In September 2013, FAR acquired a 168-unit 336 bed student housing project located adjacent to Tallahassee Community College in Tallahassee, Florida, through a contractual settlement with the borrower.  The residential units at Eagle’s Point consist of 2-story, 2 bedroom townhomes and 16 apartment units (32 beds).  The 16 apartment units are uninhabitable due to extensive damage that occurred before FAR acquired the property. A property improvement plan is in place for 2015, which includes unit renovations, repairs to offline units, as well as selected upgrades to common areas.  FAR has engaged a property management company specializing in student housing to manage the day to day operations and leasing of the property.   Eagle’s Point had a carrying value of $8.4 million as of December 31, 2014.

RoboVault

An operating property included in properties and equipment in the Consolidated Statement of Financial Condition contained in Item 8 of this report consisted of the RoboVault public storage facility with an $8.4 million and $7.9 million carrying value as of December 31, 2014 and 2013, respectively.

In April 2013, FAR acquired through foreclosure RoboVault, a 155,000 square foot high-tech, robotic self-storage facility, featuring climate controlled, and high security storage.  Located in Fort Lauderdale, Florida, RoboVault provides its clients museum quality storage for business, forensic property, and personal prized possessions, including art, wine collections, cars, gems, antiques, important documents and files, and other collectibles.  RoboVault’s additional services include crating, handling, moving, and shipping and storage services for its clients throughout the United States and Europe.  Built in 2009, the facility is wind resistant up to 200 mph (a category 5 hurricane), stores items 30 feet above sea level, uses a biometric robotic transfer system, and offers 24 hour -7 day access.

The composition of FAR’s loans was (in thousands):

	As of December 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Commercial real estate:
Accruing	4	7,613	7,613	7	15,245	15,245
Non-accruing	5	17,601	10,031	10	52,108	34,014
Consumer
Accruing	3	316	316	62	5,646	5,646
Non-accruing	31	3,552	1,990	43	5,846	2,972
Residential:
Accruing	-	-	-	-	-	-
Non-accruing	-	-	-	2	189	53
Total loans held-for-investment	43	$ 29,082	$ 19,950	124	$ 79,034	$ 57,930
Loans held-for-sale:
Commercial real estate
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Consumer
Accruing	48	4,204	1,854	15	2,044	1,494
Non-accruing	7	1,172	497	31	4,135	2,682
Residential
Accruing	11	1,921	1,854	34	4,912	3,945
Non-accruing	125	41,411	25,478	255	58,603	34,278
Small business
Accruing	34	6,208	4,486	52	10,320	8,170
Non-accruing	7	1,971	1,254	17	4,204	3,277
Total loans held-for-sale	232	$ 56,887	$ 35,423	404	$ 84,218	$ 53,846

(1)  See explanation of loan products above.

Renin Segment

Renin Holdings, which is owned 81% by BBX Capital and 19% by BFC, acquired Renin Corp on October 30, 2013.  Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi and a sales and distribution office in the U.K. Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin had total revenues for the year ended December 31, 2014 of $57.8 million and total assets as of December 31, 2014 of $24.1 million.

Sweet Holdings Segment

The Sweet Holding business segment activities consist of the operations of its acquired businesses in the candy and confections industry.  Hoffman’s, Williams and Bennett, Jer’s, Helen Grace and Anastasia were acquired in December 2013, January 2014, July 2014, July 2014 and October 2014, respectively.  Revenues from these acquisitions which are included in the Consolidated Statement of Operations for the year ended December 31, 2014 aggregated $16.3 million.  These acquired businesses had total assets as of December 31, 2014 of $31.6 million. The pro forma revenues from the 2014 acquisitions had the acquisition dates been January 1, 2014 was approximately $23.6 million.

Employees

Management believes that its relations with its employees are satisfactory. BFC currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

As of December 31, 2014, BFC and its subsidiaries had approximately 5,364 employees, with 28 employees at BFC and its wholly owned subsidiaries; 413 employees at BBX Capital and its subsidiaries, including Renin and Sweet Holdings; and 4,923 employees at Bluegreen, of which 523 were located at Bluegreen’s headquarters in Boca Raton, Florida, and 4,400 were located in regional field offices throughout the United States and Aruba.

Competition

BBX Capital

The industries in which BBX Capital conducts business are very competitive and BBX Capital faces substantial competition from insurance companies, financial institutions, private equity funds, hedge funds and real estate developers. BBX Capital competes with institutions and entities that are larger and have greater resources than the resources available to them.  There are four companies in the candy and confections industry that account for approximately 68% of the industry’s revenues.  Renin operations include the manufacturing of wall décor, hardware, and fabricated glass.  Renin’s products are sold mainly to housing and other building construction companies.  The housing and building construction industries have seen demand for their products decline significantly over the past five years. This decline in demand resulted in intense competition from the entities that remain in the industries including competition from foreign importers and producers.

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

Regulation

BFC and BBX Capital

As a result of their respective historic direct and indirect ownership interests in BankAtlantic, both BBX Capital and BFC were unitary savings and loan holding companies subject to examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  As a result of BBX Capital’s sale of BankAtlantic, effective July 31, 2012, BBX Capital and BFC were released from registration as savings and loan holding companies.  As such, both BBX Capital and BFC are no longer subject to regulation by the Federal Reserve or restrictions applicable to financial institution holding companies.

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

Under various federal, state and local laws, ordinances and regulations, the owner of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose such liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances if they exist, may adversely affect the owner’s ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when this material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations or development at a property. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered on the property or repairs made by future owners of such property. Under these laws, Bluegreen may be required to pay for repairs to the developed property.  The development, management and operation of Bluegreen resorts are also subject to the Americans with Disabilities Act.

Bluegreen’s customer financing activities are also subject to extensive regulation, which can include, but is not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; the Dodd–Frank Wall Street Reform and Consumer Protection Act; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws. The Dodd-Frank Act contains significant changes to the regulation of financial institutions, and related entities, including the creation of new federal regulatory agencies, and the granting of additional authorities and responsibilities to existing regulatory agencies to identify and address emerging systemic risks posed by the activities of financial services firms.  While certain rules and regulations have been proposed and, in some cases finalized, the rule-making process under the Dodd-Frank Act is still underway.  It is not clear what final form any such rules and regulations will take, how they will be implemented and interpreted, or if Bluegreen will be affected.  No assurance can be given that the new standards will not have an adverse impact on Bluegreen.

Bluegreen's management of, and dealings with, POAs, including Bluegreen's purchase of defaulted inventory from POAs in connection with its secondary market arrangements, is also subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making, and the imposition of maintenance assessments.

During the year ended December 31, 2014, approximately 10% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. Further, an additional approximate 6% of Bluegreen’s VOI sales during the year ended December 31, 2014 were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects.  Bluegreen attempts to monitor the actions and compliance of these third parties, but there are risks associated with their use. In recent years, state regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While Bluegreen continues to be subject to telemarketing risks and potential liability, Bluegreen believes that its exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be mitigated to some extent by the use of “permission marketing,” whereby Bluegreen obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws.  Bluegreen has also implemented policies and procedures which Bluegreen believes will help reduce the possibility that individuals who have requested to be placed on its internal company do not call list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

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

See also “Item 1A – Risk Factors” for a description of risks with respect to regulatory compliance and “Item 3 – Legal Proceedings” for a description of pending regulatory actions.

ITEM 1A. RISK FACTORS

We and our subsidiaries are subject to various risks and uncertainties relating to or arising out of the nature of our and their businesses, operations and investments, and general business, economic, financing, legal, regulatory, and other factors and conditions. New risk factors emerge from time to time and it is not possible for management to either predict all risk factors or assess the impact of any factor, or combination of factors, on our and our subsidiaries operations, results and financial condition.

BFC has in the past incurred cash flow deficits at its parent company level and will rely on dividends from its subsidiaries in the future.

BFC is engaged in making investments in operating businesses. Historically, BFC, at its parent company level, has not had revenue generating operating activities and has incurred cash flow deficits. BFC has financed operating cash flow deficits with available working capital, issuances of equity or debt securities, and with dividends from its subsidiaries, which BFC has been dependent upon to fund its operations and investments. BFC historically received dividends on the shares of Benihana's stock that it owned. Benihana was acquired by Safflower in a cash merger during August 2012. While BFC received cash proceeds in exchange for its shares of Benihana's common stock in the transaction, BFC no longer holds an investment in Benihana and, accordingly, will not receive dividends in the future from Benihana. In addition, the payment of dividends by BBX Capital requires the declaration of such dividend by BBX Capital's board of directors, a majority of whom are independent under the listing standards of the -NYSE and, accordingly, such decision is not in BFC's control. Further, declaration of dividends by Bluegreen are subject to the approval of Bluegreen’s Board of Directors and certain of Bluegreen's credit facilities contain terms which may limit the payment of cash dividends without the lender's consent or waiver. Decisions with respect to dividends by BBX Capital and Bluegreen are generally based on, among other things, the applicable company's operating results, financial condition, cash flow and operating and cash needs. BFC expects to receive dividends from Woodbridge in order to fund its current and future operations and investments; however, dividends by Woodbridge are dependent on the receipt of dividends from Bluegreen and are subject to the approval of the boards of directors of both BFC and BBX Capital.  Dividends from Woodbridge may not be paid to BFC to the extent or when anticipated or at all.

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

BBX Capital's real estate related operations, activities and investments are concentrated in the southeast United States.  Adverse economic conditions, natural disasters, including tropical storms and hurricanes, which are a permanent risk in the southeast United States, or adverse changes in laws or regulations applicable to BFC or the companies in which BFC holds investments have in the past adversely impacted and may in the future adversely impact BFC's operating results and financial condition.

BFC and its subsidiaries may issue additional securities and incur additional indebtedness.

If BFC's cash flow is not sufficient to meet its liquidity needs and investment objectives or BFC's board of directors otherwise determines it to be appropriate, BFC may seek to raise funds in the future through the issuance of debt or equity securities. There is generally no restriction on BFC's ability to issue debt or equity securities which are pari passu or have a preference over its Class A Common Stock and Class B Common Stock, although the holders of BFC’s Class B Common Stock have special class voting rights under BFC’s Amended and Restated Articles of Incorporation with respect to certain securities issuances and other actions affecting BFC’s Class B Common Stock. Any such issuance, including shares issued in connection with any investment or acquisition which BFC makes in the future, may be dilutive to BFC's shareholders. In addition, any securities issuances in the future by a subsidiary of BFC may dilute BFC's economic investment or voting interest in that company.

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

BFC faces risks and uncertainties with respect to any acquisitions which it or its subsidiaries pursue in the future and there is no assurance that its investments will generate income or that BFC will exit any of its investments for a profit.

BFC has in the past focused and continues to focus on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole. However, BFC may also seek to make opportunistic investments outside of its existing portfolio, including investments in real estate based opportunities and middle market operating businesses such as BFC’s investment in Renin. While BFC will seek investments and acquisitions primarily in companies that it believes will provide opportunities for growth, BFC may not be successful in identifying these opportunities. Investments or acquisitions that BFC does make, such as BFC’s investment in Renin, may not prove to be successful or even if successful may not generate income, or may generate income on an irregular basis or over a long time period, which would cause BFC's results of operations to vary significantly on a quarterly basis and from year to year. Acquisitions may expose BFC to additional risks and may have a material adverse effect on its results of operations. Any acquisition made may fail to accomplish the strategic objectives hoped or otherwise not perform as expected or adversely impact BFC's financial condition or operating results. In addition, BFC from time to time may consider disposition of its subsidiaries or investments and there is no assurance that any such disposition will generate a profit or otherwise be advantageous to BFC. Acquisitions and investments will also expose BFC, or increase BFC’s exposure in the case of acquisitions of or additional investments in its portfolio companies, to the risks of any business acquired or invested in.

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

Substantial sales of BFC’s Class A Common Stock or Class B Common Stock, including sales of shares by controlling shareholders and management, or shares issued in connection with any investments or acquisition that BFC makes in the future, could adversely affect the market prices of such securities. Management has in the past and may in the future enter into 10 b5-1 plans pursuant to which they sell a significant number of shares into the open market.

Alan B. Levan and John E. Abdo's control position may adversely affect the market price of BFC's Class A Common Stock and Class B Common Stock.

Alan B. Levan, the Chairman, Chief Executive Officer and President of BFC, John E. Abdo, the Vice Chairman of BFC, and their respective affiliates currently collectively beneficially own shares of BFC's Class A Common Stock and Class B Common Stock representing approximately 71% of the general voting power and approximately 23% of the total outstanding common stock of BFC. These shares consist of 12,907,051 shares, or approximately 17%, of BFC's Class A Common Stock and 6,521,278 shares, or approximately 87%, of BFC's Class B Common Stock. In addition, each has been granted restricted securities which vest over time.  Messrs. Levan and Abdo are parties to an agreement pursuant to which they have agreed to vote their shares of BFC's Class B Common Stock in favor of the election of the other to BFC's board of directors for so long as they are willing and able to serve as directors of BFC. Additionally, Mr. Abdo has agreed to vote the shares of BFC's Class B Common Stock he owns in the same manner that Mr. Levan votes his shares of BFC's Class B Common Stock. Mr. Abdo has also agreed, subject to certain exceptions, not to transfer certain of his shares of BFC's Class B Common Stock and to obtain the consent of Mr. Levan prior to the conversion of certain of his shares of BFC's Class B Common Stock into shares of BFC's Class A Common Stock. Because BFC's Class A Common Stock and Class B Common Stock vote as a single class on most matters, Messrs. Levan and Abdo effectively have the voting power to elect the members of BFC's board of directors and to control the outcome of any other vote of BFC's shareholders, except in those limited circumstances where Florida law mandates that the holders of BFC's Class A Common Stock vote as a separate class. Messrs. Levan and Abdo's control position may have an adverse effect on the market price of BFC's Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of BFC's other shareholders.

The loss of the services of BFC's key management and personnel could adversely affect its business and the businesses of its subsidiaries.

BFC's ability to successfully implement its business strategy will depend on its ability to attract and retain experienced and knowledgeable management and other professional staff. BFC may not be successful in attracting and retaining key management personnel.  During January 2012, the SEC filed a lawsuit against BBX Capital and its Chairman and Chief Executive Officer, Alan B. Levan, alleging violations of securities laws. On December 15, 2014, after a six-week trial, the jury found in favor of BBX Capital and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BBX Capital’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call which were the subject of a pretrial summary judgement order, and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.  The SEC has filed a motion for a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  BBX Capital believes the claims to be without merit, continues to vigorously defend the action and intends to appeal any judgment entered to the Eleventh Circuit Court of Appeals. Additional information regarding this litigation is set forth in “Item 3 – Legal Proceedings.”  Further, if the findings of fraud by the Company and/or Mr. Levan are upheld, this may adversely affect the Company's assessment of internal controls over financial reporting.  As described above, Mr. Levan is also the Chairman, Chief Executive Officer and President of BFC and, together with John E. Abdo, may be deemed to control BFC by virtue of their collective ownership interest in BFC's Class A Common Stock and Class B Common Stock. In the event Mr. Levan is restricted from serving, or is otherwise unable to serve, as an executive officer and/or director of BFC or any of its public company subsidiaries, including BBX Capital, BFC and its business, as well as the businesses of its subsidiaries, may be adversely impacted.

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

Subsidiaries have in the past and may in the future make dividends or distributions to their parent companies. During 2013 and 2014, Bluegreen paid dividends totaling $47 million and $71.5 million, respectively, to its parent company, Woodbridge, and Woodbridge paid dividends totaling $23.9 million and $37.3 million, respectively,  to BFC and $20.4 million and $31.8 million, respectively, to BBX Capital.  Dividend payments and other distributions by a subsidiary to its parent company may, in certain circumstances, be subject to claims made by creditors of the subsidiary which made the payment or distribution. Any such claim, if successful, may have a material adverse impact on the financial condition of the parent company against which the claim was brought.

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

Alan B. Levan, BFC's Chairman and Chief Executive Officer, and John E. Abdo, BFC's Vice Chairman, are also directors and executive officers of BBX Capital and directors of Bluegreen. None of these individuals is obligated to allocate a specific amount of time to the management of BFC, and they may devote more time and attention to the operations of BFC's affiliates than they devote directly to BFC's operations. Each of Jarett S. Levan and Seth M. Wise, who serve as Executive Vice Presidents of BFC and as members of its board of directors, is an executive officer of BBX Capital, and Mr. Jarett Levan is also a member of BBX Capital's board of directors. Further, John K. Grelle has served as Chief Financial Officer of both BFC and BBX Capital and, upon his previously announced retirement following the filing of this report, Raymond S. Lopez will succeed Mr. Grelle as Chief Financial Officer of both BFC and BBX Capital.

Pending legal proceedings and the impact of any finding of liability or damages could adversely impact BFC and its financial condition and operating results.

BFC and its subsidiaries are subject to the pending legal proceedings described in "Item 3 - Legal Proceedings," including, but not limited to, the above-described appraisal rights litigation arising from the 2009 merger between BFC and Woodbridge Holdings Corporation, the pending class action lawsuits relating to Woodbridge’s 2013 acquisition of Bluegreen, and the SEC action against BBX Capital and its Chairman, as well as proceedings that may arise from time to time. While BFC believes that the parties to these proceedings have meritorious defenses in the pending legal actions, the ultimate outcomes of these matters are uncertain. Judgments against, or damages, fines or penalties imposed on, BFC, its subsidiaries or its officers or directors in these actions, as well as actions which BFC and its subsidiaries may face in the future, may have a material adverse impact on BFC's operating results and financial condition.

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

Bluegreen’s business and operations, including its ability to market VOIs, is subject to risks related to general economic conditions and the availability of financing.

Bluegreen’s business is subject to risks related to general economic and industry conditions and trends, and Bluegreen’s results, operations and financial condition may be adversely affected by unfavorable general economic and industry conditions, including high unemployment rates and job insecurity, declines in discretionary spending, declines in real estate values and geopolitical conflicts or, if financing for Bluegreen or for its customers is unavailable or if changes in general economic conditions or other factors adversely affect Bluegreen’s customers’ ability to pay amounts owed under notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel, demographic and vacation patterns, changes in governmental regulation of the industry, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on Bluegreen’s business. In addition, Bluegreen's operations and results may be negatively impacted if Bluegreen is unable to update its business strategy over time and from time to time in response to changing market conditions and economic indicators.

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

Prior to December 15, 2008, Bluegreen did not perform credit checks on the purchasers of its VOIs in connection with Bluegreen’s financing of their purchases. Effective December 15, 2008, Bluegreen implemented a FICO® score-based credit underwriting program.  Bluegreen enhanced this credit underwriting program starting in January 2010. While Bluegreen’s loan portfolio originated after December 15, 2008 has to date experienced defaults at a lower rate than loans originated prior to that date, Bluegreen’s FICO® score-based underwriting standards may not continue to result in decreased default rates or otherwise result in the improved performance of Bluegreen’s notes receivable. Adverse conditions in the mortgage industry, including credit availability, borrowers’ financial profiles, prepayment rates and other factors, including those outside Bluegreen’s control may increase the default rates Bluegreen experiences or otherwise negatively impact the performance of its notes receivable. Although in many cases Bluegreen may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit Bluegreen’s ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, Bluegreen has generally not pursued such recourse against its customers. In the case of Bluegreen’s notes receivable secured by VOIs, if Bluegreen is unable to collect the defaulted amount due, Bluegreen traditionally has terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of Bluegreen’s remedy in the event of a default, Bluegreen cannot recover the marketing, selling and administrative costs associated with the original sale and such costs generally exceed the cash received by Bluegreen from the buyer at the time of the sale. In addition, Bluegreen will need to incur such costs again in order to resell the VOI.  If default rates for Bluegreen’s borrowers remain at current levels or increase, Bluegreen may be required to increase its provision for credit losses. In addition, it may cause buyers of, or lenders whose loans are secured by, Bluegreen’s VOI notes receivable to reduce the amount of availability or advance rates under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and Bluegreen may not be able to secure replacement or alternative financing on terms acceptable to Bluegreen, if at all, which would adversely affect Bluegreen’s earnings, financial position and liquidity.

Under the terms of Bluegreen’s pledged and receivable sale facilities, Bluegreen may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of Bluegreen’s securitization transactions require Bluegreen to repurchase or replace loans if Bluegreen breaches any of the representations and warranties Bluegreen made at the time Bluegreen sold the receivables.  These agreements also often include provisions that in the event of defaults or delinquencies by customers in excess of stated thresholds, or if other performance thresholds are not met, will require substantially all of Bluegreen’s cash flow from its retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from Bluegreen.

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

In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been limited. In response to these conditions, during 2008, Bluegreen adopted initiatives, which included limiting sales and encouraging higher down payments on sales, in an attempt to conserve cash.  Bluegreen also increased its focus on expanding its fee-based service business. However, there is no assurance that these initiatives will enhance its financial position or otherwise be successful in the long run. If these initiatives do not have their intended results, Bluegreen’s financial condition may be materially and adversely impacted.

Notwithstanding the initiatives implemented by Bluegreen to improve its cash position, Bluegreen anticipates that it will continue to seek and use external sources of liquidity, including funds that Bluegreen obtains pursuant to additional borrowings under its existing credit facilities, under credit facilities that Bluegreen may obtain in the future, under securitizations in which Bluegreen may participate in the future or pursuant to other borrowing arrangements, to:

•	support Bluegreen’s operations and pay dividends;
•	finance the acquisition and development of VOI inventory or property and equipment;
•	finance a substantial percentage of Bluegreen’s sales; and
•	satisfy Bluegreen’s debt and other obligations.

Bluegreen’s ability to service or to refinance its indebtedness or to obtain additional financing (including its ability to consummate future term securitizations) depends on the credit markets and on Bluegreen’s future performance, which is subject to a number of factors, including the success of Bluegreen’s business, results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions, the performance of Bluegreen’s receivables portfolio, and perceptions about the vacation ownership and real estate industries. Further, reputational and other risks to both the lender and to Bluegreen associated with the 2007 bankruptcy of Levitt and Sons, LLC, a former wholly owned homebuilding subsidiary of Woodbridge, and the jury verdict currently subject to post-trial motions and appeal in the litigation brought by the SEC against BBX Capital and its Chairman, Alan B. Levan, who is also Chairman of Bluegreen’s board of directors and Chairman, Chief Executive Officer and President of BFC, may be considered by lenders in connection with both making and renewing extensions of credit.

As of December 31, 2014, Bluegreen had $24.4 million of indebtedness scheduled to become due during 2015. Historically, much of Bluegreen’s debt has been renewed or refinanced in the ordinary course of business. However, Bluegreen may not in the future be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance all or any portion of its outstanding debt. Any of these occurrences may have a material and adverse impact on Bluegreen’s liquidity and financial condition.

Bluegreen's indebtedness may impact its financial condition and results of operations, and the terms of Bluegreen's indebtedness may limit its activities.

Bluegreen's level of debt and debt service requirements has several important effects on Bluegreen's operations. Significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase Bluegreen's vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets generally. In addition, Bluegreen's leverage position increases its vulnerability to economic and competitive pressures and may limit funds available for acquisitions, working capital, capital expenditures, dividends, and other general corporate purposes. Further, the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen's indebtedness require Bluegreen to meet certain financial tests and restrict Bluegreen's ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments. If Bluegreen fails to comply with the terms of its debt instruments, such debt may become due and payable immediately, which would have a material adverse impact on Bluegreen's cash position and financial condition. Significant resources may be required to monitor Bluegreen's compliance with its debt instruments (from a quantitative and qualitative perspective), and such monitoring efforts may not be effective in all cases.

The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. In June 2013, Standard & Poor’s Rating Services raised Bluegreen’s credit rating to a ‘B’ from a ‘B-’ with a “stable” outlook. Bluegreen’s credit rating is also based, in part, on rating agencies’ speculation about Bluegreen’s potential future debt and dividend levels.  If rating agencies were to downgrade Bluegreen’s corporate credit ratings, Bluegreen’s ability to raise funds on favorable terms, or at all, and Bluegreen’s liquidity, financial condition and results of operations could be adversely impacted. In addition, if rating agencies downgraded their original ratings on certain bond classes in Bluegreen’s securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and Bluegreen’s ability to sell future bonds on favorable terms or at all. While Bluegreen is not currently aware of any reasonably likely downgrades to its corporate credit rating or the ratings of bond classes in its securitizations, such ratings changes can occur without advance notice.

Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently and Bluegreen’s marketing expenses may increase.

Bluegreen competes for customers with hotel and resort properties and other vacation ownership resorts. The identification of sales prospects and leads, and the marketing of Bluegreen’s products and services to them are essential to its success.  Bluegreen has incurred and will continue to incur the expenses associated with marketing programs in advance of closing sales to the leads that Bluegreen identifies. If Bluegreen’s lead identification and marketing efforts do not yield enough leads or Bluegreen is unable to successfully convert sales leads to sales, Bluegreen may be unable to recover the expense of its marketing programs and systems and its business, operating results and financial conditions would be adversely affected. In addition, sales to existing owners, typically carry a relatively lower marketing cost. Bluegreen is currently focusing and has increased its marketing efforts on selling to new customers, which has increased and is expected to continue to increase Bluegreen’s sales and marketing expenses as compared to prior periods where marketing efforts were focused primarily on sales to existing customers.  If Bluegreen is not successful in offsetting the cost increase with greater sales revenue, Bluegreen’s operating results and financial condition would be adversely impacted by such change. In addition, Bluegreen's marketing efforts are subject to the risk of changing consumer behavior. Changes in consumer behavior may adversely impact the effectiveness of marketing efforts and strategies which Bluegreen has in place, and Bluegreen may not be able to timely respond to such changes.

Bluegreen generates a significant portion of its new sales prospects and leads through its arrangements with various third parties, including Bass Pro and Choice Hotels.  If these arrangements do not generate a sufficient number of leads or are terminated or limited and not replaced by other sources of sales prospects and leads, Bluegreen may not be able to maintain its current sales levels or successfully market and sell its products and services to new customers at anticipated levels or at levels required in order to offset the increased costs associated with its marketing efforts. This would adversely impact Bluegreen’s operating results and financial condition.

Bluegreen may not be successful in increasing or expanding its capital-light business relationships, and its capital-light activities, including fee based, sales and marketing, just-in-time VOI arrangements, and Secondary Market Sales activities, and such activities may not be profitable, which may have an adverse impact on Bluegreen’s results of operations and financial condition.

In July 2009, Bluegreen began offering fee-based marketing, sales, resort management and other services to third-party developers. During 2013 and 2014, Bluegreen continued to expand its capital-light business strategy, which Bluegreen believes enables it to leverage its expertise in sales and marketing, resort management, mortgage servicing, construction management and title services.  Bluegreen currently intends for its capital-light business activities to become an increasing portion of its business over time as such activities generally produce positive cash flow and typically require less capital investment than Bluegreen’s traditional vacation ownership business. Bluegreen has attempted to structure these activities to cover its costs and generate a profit. However, Bluegreen’s capital-light business strategy remains relatively new and Bluegreen has limited experience in its operation. In addition, while most of Bluegreen’s fee-based marketing and sales services do not require Bluegreen to use its receivable credit facility capacity, Bluegreen’s clients typically have to maintain their own receivable-backed credit facilities. Should Bluegreen’s clients not be able to maintain their facilities, Bluegreen’s fee based marketing and sales business could be materially adversely impacted. Sales of third party developers' VOIs must generate sufficient cash to comply with the terms of the developers' financing obligations as well as to pay the fees or commissions due Bluegreen. The third party developers may not be able to obtain or maintain financing necessary for its operations, which could impact Bluegreen's ability to sell the developers' inventory. While Bluegreen could attempt to structure other arrangements, including just-in-time arrangements, where Bluegreen would utilize its receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to Bluegreen. Bluegreen commenced its capital-light activities largely during the recession in response to poor economic conditions and Bluegreen’s fee-based and other capital-light business activities in the future may be adversely impacted by changes in economic conditions.  While Bluegreen performs fee-based sales and marketing services, Bluegreen sells VOIs in a resort developed by a third party as an interest in the Bluegreen Vacation Club. This subjects Bluegreen to a number of risks typically associated with selling products developed by others under its own brand name, including litigation risks. Additionally, demand for the third party resorts may be below Bluegreen’s expectations and the third party developers may not satisfy their obligations.

Bluegreen is currently also selling VOI inventory which requires low levels of capital deployment whereby Bluegreen acquires VOI inventory from its resorts’ POAs on a non-committed basis, in close proximity to the timing of when Bluegreen intends to sell such VOIs. VOIs purchased from POAs are typically obtained by the POAs, through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a significant discount. While Bluegreen intends to increase its Secondary Market Sales efforts in the future, Bluegreen may not be successful in doing so, and these efforts may not result in Bluegreen achieving anticipated improved results.

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if Bluegreen’s customers are not satisfied with the networks in which Bluegreen participates or Bluegreen’s strategic alliances.

Bluegreen believes that its participation in exchange networks and other strategic alliances and its Traveler Plus™ program make ownership of Bluegreen VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at Bluegreen resorts.  A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at over 4,500 participating resorts, based upon availability and the payment of a variable exchange fee. During 2014, approximately 8% of Bluegreen owners utilized the RCI exchange network for an exchange of two or more nights.  Bluegreen also has strategic alliance agreements with Choice Hotels pursuant to which, subject to payments and conditions, certain of Bluegreen’s resorts have been branded as part of Choice Hotels’ Ascend Resort Collection® and Ascend Hotel Collection®. In addition, Bluegreen’s Traveler Plus™ members have the ability to convert their Bluegreen Vacation Club points into Choice Privileges® points which can be used for stays at participating Choice Hotels or may convert their Bluegreen Vacation Club points to stay at Ascend Collection® hotels. In addition, all Bluegreen Vacation Club members may convert their Bluegreen Vacation Club points for Choice Privileges® points for a fee. Bluegreen Vacation Club members, for an additional annual fee, may also participate in the Bluegreen Traveler Plus™ program which allows them to use their points for a variety of hotel stays, RV site stays within the “Coast to Coast" network, or various cruise vacations.  Also, for a nominal fee, Bluegreen Vacation Club owners who purchased or upgraded their VOI since July 1, 2007 and participate in the Bluegreen Traveler Plus™ program, have the ability to use their vacation points to reserve accommodations in 43 additional resort locations through Direct Exchange.  Bluegreen may not be able or desire to continue to participate in the RCI or Direct Exchange networks at some point in the future. In addition, these networks and Bluegreen’s Traveler Plus™ program may not continue to operate effectively, and Bluegreen’s customers may not continue to be satisfied with them. Further, Bluegreen’s relationship with Choice Hotels may not be well received by Bluegreen’s customers or otherwise result in the benefits Bluegreen expects to derive from the relationship.  In addition, Bluegreen may not be successful in identifying or entering into new strategic relationships in the future.  If any of these events should occur, Bluegreen’s results of operations and financial condition may be materially and adversely impacted.

The resale market for VOIs could adversely affect Bluegreen’s business.

Based on Bluegreen’s experience at its resorts and at destination resorts owned by third parties, Bluegreen believes that resales of VOIs in the secondary market generally are made at net sales prices below the original customer purchase prices. The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase of a VOI may be less attractive to prospective buyers and Bluegreen competes with buyers who seek to resell their VOIs. While VOI resale clearing houses or brokers currently do not have a material impact on Bluegreen’s business the availability of resale VOIs at lower prices, particularly if an organized and liquid secondary market develops, could adversely affect Bluegreen sales prices and the number of sales Bluegreen can close, which in turn would adversely affect Bluegreen’s business and results of operations.

Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development.

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

Adverse outcomes in legal or other regulatory proceedings, including claims for development-related defects, could adversely affect Bluegreen’s financial condition and operating results.

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

During January 2012, the SEC filed a civil lawsuit in federal court (the "Action"), against BBX Capital and its Chairman and Chief Executive Officer, Alan B. Levan (who is also Chairman of BFC and, since May 2002, non-executive Chairman of Bluegreen). The Action, which does not involve Bluegreen and relates to matters that allegedly occurred while BBX Capital was a bank holding company that owned BankAtlantic.  The Action alleged that BBX Capital and Mr. Levan violated securities laws by not timely disclosing known adverse trends in BankAtlantic's commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital's Annual Report on Form 10-K for the year ended December 31, 2007. Further, the Action alleged that BBX Capital Chairman intentionally misled investors in related earnings calls.  In addition to seeking a finding of securities violations, injunctive relief and monetary penalties, the Action sought an officer and director bar with respect to Mr. Levan was also sought in the Action.   Following a six week trial in federal court in Miami, on December 15, 2014, the jury found in favor of BBX Capital and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BBX Capital’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue. On March 10, 2015, motions to enter judgment in favor of BBX Capital and Mr. Levan were denied. BBX Capital has indicated that it and Mr. Levan will appeal the issues to the Eleventh Circuit Court of Appeals.  Until the resolution of such motions and appeals, it is anticipated that Mr. Levan will continue in his positions at BBX Capital, BFC and Bluegreen.

Bluegreen engages third-party contractors to construct its resorts.  Bluegreen also historically engaged third-party contractors to develop the communities within its former Bluegreen Communities business. However, Bluegreen’s customers may assert claims against Bluegreen for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future.  Bluegreen could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable. In addition, liabilities related to Bluegreen Communities that were not assumed by Southstar in connection with its purchase of substantially all of the assets which comprised Bluegreen Communities on May 4, 2012, including those relating to Bluegreen Communities’ operations prior to the closing of the transaction, remain Bluegreen’s responsibility. See “Item 3 - Legal Proceedings” for a description of currently pending legal matters with respect to Bluegreen. Costs associated with litigation, including claims for development-related defects, and the outcomes thereof could adversely affect Bluegreen’s liquidity, financial condition and operating results.

Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of Bluegreen’s tax returns or those of Bluegreen’s subsidiaries may have a material and adverse impact on Bluegreen’s financial condition.

The federal government and the states and local jurisdictions in which Bluegreen operates have enacted extensive regulations that affect the manner in which Bluegreen markets and sells VOIs and conducts its other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs. Many states, including Florida and South Carolina, where certain of Bluegreen resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Time Sharing Transaction Procedures Act. Most states also have other laws that regulate Bluegreen’s activities, such as timeshare project registration laws, real estate licensure laws, mortgage licensure laws, sellers of travel licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and consumer credit laws. Bluegreen's management of, and dealings with, POAs, including Bluegreen's purchase of defaulted inventory from POAs in connection with its Secondary Market Sales, is also subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making, and the imposition of maintenance assessments.

Bluegreen currently is authorized to market and sell VOIs in all locations at which its marketing and sales are currently conducted. If Bluegreen’s agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew Bluegreen’s licenses, render Bluegreen’s sales contracts void or voidable, or impose fines on Bluegreen based on past activities.

Further, the Consumer Finance Protection Bureau, created under the Dodd-Frank Act, has emphasized new regulatory focus on areas of Bluegreen’s business such as consumer mortgage servicing and debt collection, credit reporting and consumer financial disclosures, all of which affect the manner in which Bluegreen provides purchase money financing to the purchasers of its VOIs and conducts its lending and loan servicing operations.

In addition, the federal government and the states and local jurisdictions in which Bluegreen conducts business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “Do Not Call” list, and the making of marketing and related calls to cell phone users, a significant development in light of cell phone usage rapidly becoming the primary method of communication. The regulations have impacted Bluegreen’s marketing of VOIs, and Bluegreen has taken steps in an attempt to decrease its dependence on restricted calls. However, these steps have increased and are expected to continue to increase Bluegreen’s marketing costs.  Bluegreen cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on Bluegreen’s marketing strategies and results. Further, from time to time, complaints are filed against Bluegreen by individuals claiming that they received calls in violation of applicable regulations.

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

Bluegreen's operations and activities require the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of Bluegreen's customers and employees. The integrity and protection of that customer, employee and company data is critical to Bluegreen. If that data is inaccurate or incomplete, Bluegreen could make faulty decisions. Bluegreen's customers and employees also have a high expectation that Bluegreen will adequately protect their personal information. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Bluegreen's systems may not be able to satisfy these changing requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data all threaten

Bluegreen's information systems and records. Bluegreen's reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A significant theft, loss, or fraudulent use of customer, employee, or company data could adversely impact Bluegreen's reputation and could result in remedial and other expenses, fines, or litigation and could have a material adverse impact on its results of operations and financial condition.

Bluegreen’s technology requires updating and the failure to keep pace with developments in technology could impair Bluegreen's operations or competitive position.

The vacation ownership and hospitality industries require the utilization of technology and systems, including technology utilized for sales and marketing, mortgage servicing, property management, brand assurance and compliance, and reservation systems. This technology requires continuous updating and refinements, including technology required to remain competitive and to comply with the legal requirements such as privacy regulations and requirements established by third parties. Bluegreen is currently engaged in efforts to update its information technology platform, which has required, and is likely to continue to require, significant capital expenditures. Bluegreen's older systems which have not yet been updated may increase the risk of operational inefficiencies, financial loss and non-compliance with applicable legal and regulatory requirements and Bluegreen may not be successful in updating such systems in the time frame or at the cost anticipated. Further, as a result of the rapidly changing technological environment, new systems which Bluegreen has put in place or expects to put in place in the near term may become outdated requiring new technology, and Bluegreen may not be able to replace those systems as quickly as its competition or within budgeted costs and time frames. Further, Bluegreen may not achieve the benefits that may have been anticipated from any new technology or system.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on Bluegreen’s operating results and financial condition.

Consolidated financial statements prepared in accordance with GAAP involve making estimates, judgments and assumptions. These estimates, judgments and assumptions include, but are not limited to, those related to future cash flows, which in turn are based upon expectations of future performance given current and projected forecasts of the economy in general and the real estate markets. If any estimates, judgments or assumptions change in the future, including in the event that Bluegreen’s performance does not otherwise meet its expectations, Bluegreen may be required to record impairment charges against its earnings, which could have a material adverse impact on its operating results and financial condition. In addition, GAAP requirements as to how certain estimates are made may result, for example, in asset valuations which ultimately would not be realized if Bluegreen were to attempt to sell the asset.

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

RISKS RELATED TO BBX CAPITAL

BBX Capital is a separate public company. The following discussion was included or is derived from disclosures contained in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2014 which was prepared by BBX Capital’s management and describes the risks that BBX Capital’s management currently believes to be material to BBX Capital’s operations.  References to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries and are not references to BFC or Bluegreen.

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

As a result of the BB&T Transaction, the Company’s business and operations significantly changed from its business and operations prior to the sale of BankAtlantic. As a consequence, the Company’s financial condition and results of operations will be dependent in the near term, on our ability to successfully manage and monetize the assets currently held by BBX Partners, which held approximately $14.3 million of loans and foreclosed real estate as of December 31, 2014, the assets currently held by CAM, and the assets held in FAR and on the results of operations of Bluegreen and its ability to continue to pay dividends to Woodbridge.  Additionally, because a majority of FAR’s assets are serviced by a third party servicer, the Company is also dependent on the ability and efforts of the servicer to efficiently manage and monetize the assets. Further, nonaccrual loans and real estate may not be easily salable in the event the Company decides to liquidate an asset through a sale transaction. The Company’s financial condition and results of operations will be dependent in the longer term on these factors as well as its ability to successfully invest these cash flows. If the assets held in CAM and BBX Partners and the assets held in FAR are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, the Company’s financial condition and results of operations would be adversely affected, and our ability to successfully pursue our business goals could be adversely affected. Because a majority of these assets do not generate income on a regular basis, the Company does not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. Accordingly, the Company expects its revenues and results of operations to vary significantly on a quarterly basis and from year to year.

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

As previously described, we invested $71.75 million in Woodbridge during April 2013 in exchange for a 46% equity interest in Woodbridge. Woodbridge owns all of the shares of Bluegreen’s common stock which constitute Woodbridge’s primary asset.  While Woodbridge and Bluegreen are not consolidated into our financial statements, our investment in Woodbridge is significant and our operating results and financial condition, including our liquidity, is dependent in part on Bluegreen’s performance and its ability to pay dividends. Bluegreen is subject to various risks and uncertainties which may impact its business and results, including, but not limited to, the following:

•

Bluegreen’s business and operations, including its ability to market Vacation Ownership Interests (“VOIs”), is subject to risks related to general economic conditions and the availability of financing;

•	The vacation ownership and hospitality industries are highly competitive, and Bluegreen may not be able to compete successfully;
•	Bluegreen would incur substantial losses and Bluegreen’s liquidity position could be adversely impacted if the customers to whom Bluegreen provides financing default on their obligations;
•

While Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that Bluegreen’s business and profitability will not otherwise continue to depend on its ability to obtain financing, which may not be available on favorable terms, or at all;

•	Bluegreen's indebtedness may impact its financial condition and results of operations, and the terms of Bluegreen's indebtedness may limit its activities;
•	The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;

•	Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently and Bluegreen’s marketing expenses may increase;
•

Bluegreen may not be successful in increasing or expanding its capital-light business relationships, and its capital-light activities, including fee based, sales and marketing, just-in-time VOI arrangements, and secondary market sales activities, and such activities may not be profitable, which may have an adverse impact on Bluegreen’s results of operations and financial condition;

•

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if Bluegreen’s customers are not satisfied with the networks in which Bluegreen participates or Bluegreen’s strategic alliances;

•	The resale market for VOIs could adversely affect Bluegreen’s business;
•

Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•	Adverse outcomes in legal or other regulatory proceedings, including claims for development-related defects, could adversely affect Bluegreen’s financial condition and operating results;
•

Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of Bluegreen’s tax returns or those of Bluegreen’s subsidiaries may have a material and adverse impact on Bluegreen’s financial condition;

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s financial condition and operating results;
•	A failure to maintain the integrity of internal or customer data could result in damage to Bluegreen's reputation and/or subject Bluegreen to costs, fines, or lawsuits;
•	Bluegreen’s technology requires updating and the failure to keep pace with developments in technology could impair Bluegreen's operations or competitive position;
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

For more detailed information regarding Bluegreen’s business, the risks set forth above and other risks which Bluegreen faces, see BFC’s Annual Report on Form 10-K for the year ended December 31, 2014, which is available free of charge on the SEC’s website at www.sec.gov, including the “Risk Factors – Risks Related to Bluegreen” section thereof.

During the year ended December 31, 2014 and the nine months ended December 31, 2013, we received dividends totaling $52.2 million from Woodbridge following its receipt of dividends from Bluegreen.  As indicated above, Bluegreen’s debt instruments contain restrictions on its ability to pay dividends.  In addition, dividend payments by Bluegreen are subject to declaration by Bluegreen’s board of directors, and subsequent dividends by Woodbridge are subject to the approval of the board of directors of BFC as well as our board of directors.  Dividend decisions outside of our control may not be made in our best interest. If Bluegreen is unable to pay dividends or Bluegreen or Woodbridge does not otherwise pay dividends, our liquidity would be materially and adversely impacted.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” for additional information.

Our future acquisitions may reduce earnings, require us to obtain additional financing and expose us to additional risks.

Our business strategy includes investments in or acquisitions of operating companies, such as our acquisitions of Renin Corp. and the acquisitions of businesses by BBX Sweet Holdings in the candy and confections industry.  Some of these investments and acquisitions may be material. While we will seek investments and acquisitions primarily in companies that provide opportunities for growth, we may not be successful in identifying these opportunities. Investments or acquisitions that we complete may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long time period, thus causing our results of operations to vary significantly on a quarterly basis and from year to year. Acquisitions may expose us to additional risks and may have a material adverse effect on our results of operations.  As part of our business strategy, we expect to continue to review acquisition prospects that would complement our existing business, or that might otherwise offer growth opportunities.  Acquisitions entail numerous risks, including:

•	Difficulties in assimilating acquired management and operations;
•	Risks associated with achieving profitability;
•	The incurrence of significant due diligence expenses relating to acquisitions that are not completed;
•	Unforeseen expenses;
•	Risks associated with entering new markets in which we have no or limited prior experience;
•	The potential loss of key employees or founders of acquired organizations; and
•	Risks associated with transferred assets and liabilities.

We may not be able to acquire or profitably manage additional businesses, or to integrate successfully any acquired businesses, including Renin and the businesses BBX Sweet Holdings acquired, without substantial costs, delays or other operational or financial difficulties, including difficulties in integrating information systems and personnel and establishing control environment processes across acquired businesses.  Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.  In addition to the extent that we acquire operating businesses outside the United States or the State of Florida, we may face additional risks related to the compliance with foreign regulations and laws including tax laws, labor laws, currency fluctuations and geography economic conditions.

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

We plan to conduct some of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest, and we may be adversely impacted by a joint venture partner’s failure to fulfill its obligations.

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

The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control.  The success of our real estate development investments is dependent on many factors, including:

•	Demand for or oversupply of new homes, rental apartments and commercial real estate;
•	Demand for commercial real estate tenants;
•	Real estate market values;
•	Changes in capitalization rates impacting real estate values;
•	Inventory of foreclosed homes negatively impacting selling prices;
•	Availability and reasonable pricing of skilled labor;
•	Availability and reasonable pricing of construction materials such as lumber, framing, concrete and other building materials;
•	Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;

•	Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;
•	Availability and cost of mortgage financing for potential purchasers;
•	Mortgage loan interest rates;
•	Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property; and
•	Construction defects and product liability claims.

Any of these factors could give rise to delays in the start or completion of a project, or increase the cost of developing a project, or could result in reduced prices and values for our developments, including developments underlying our joint venture investments.

The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.

The deterioration in prior periods of economic conditions in the Florida residential real estate market, including the cumulative decline in median home prices in all major metropolitan areas in Florida, and the downturn in the Florida commercial real estate market, resulted in substantial non-performing loans and provision for loan losses during prior periods. The loans retained by us through CAM and FAR in the BB&T Transaction and the real estate properties we acquired through foreclosure or settlements with borrowers are primarily in the Florida market, and adverse changes to the Florida economy or the real estate market may negatively impact our earnings and financial condition.

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

At December 31, 2014, our non-performing loans totaled approximately $17.8 million or 64% of our total loan portfolio. Our non-performing loans adversely affect our net income through foreclosure costs, operating expenses and taxes. Until we monetize these loans, we expect to continue to incur additional losses relating to these non-performing loans. We record interest income on non-performing loans on a cash basis. When we receive the collateral in foreclosures or similar proceedings, we are required to mark the related collateral to the then fair market value, generally based on appraisals of the property obtained by us. These loans also increase our risk profile, and increases in the level of non-performing loans adversely affect our results of operations and financial condition. While we seek to manage nonperforming loans, decreases in the value of these loans or deterioration in the financial condition of our borrowers, which is often impacted by economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing loans requires significant commitments of management time.

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

The Company is involved in ongoing litigation which has resulted in significant selling, general and administrative expenses relating to legal and other professional fees. Pending proceedings include litigation brought by the SEC, litigation arising out of workouts and foreclosures, and legal proceedings associated with BankAtlantic’s tax certificate business. As discussed under Item 3. Legal Proceeding, the jury in the SEC action found that BBX Capital and our Chairman and Chief Executive Officer, Alan B. Levan had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements made in a July 25, 2007 conference call referenced above, and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue. While BBX Capital and Mr. Levan intend to appeal any adverse judgment to the Eleventh Circuit Court of Appeals, the results of appellate review are uncertain and we anticipate continued elevated legal and related costs in connection with the actions. We have received legal fee and cost reimbursements from our insurance carrier in connection with the SEC action of approximately $5.8 million as of December 31, 2014.  Our insurance carrier has indicated it may seek reimbursement for costs, charges and expenses advanced in connection with this matter and these potential insurance carrier reimbursements would adversely impact our financial condition and results of operations.

Adverse market conditions may affect our business and results of operations.

Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing and commercial real estate markets and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past years, with falling home prices and increasing foreclosures and unemployment, negatively impacted the credit performance of our loans and resulted in significant asset impairments. While we believe that real estate markets and general economic conditions have shown signs of improvement during the past year, further negative market and economic developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, and may impact charge-offs and provisions for loan losses and the value of our real estate and other real estate related assets. A worsening of conditions would likely exacerbate the adverse effects of these difficult market conditions.

Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.

Our business, the primary source of repayment for loans and the real estate collateralizing loans and real estate acquired through foreclosure or settlements with borrowers and are investments in real estate joint ventures are primarily concentrated in Florida. As a result, we are exposed to geographic risks, as high unemployment rates, declines in the housing industry and declines in the real estate market have generally been more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a negative impact on our revenues, financial condition and business. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans, adversely impact the value of any collateral securing loans and our portfolio of real estate (both held-for-sale and held-for-investment), or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

Renin sales are concentrated with two significant customers.

A significant amount of Renin’s sales are to big-box home centers.  These home centers in many instances have significant negotiating leverage with their vendors, and are able to affect the prices Renin receives for its products and the terms and conditions on which Renin conducts its business with them.  These home centers may also reduce the number of vendors they purchase from or make significant changes in their volume of purchases. Although homebuilders, dealers and other retailers represent other channels of distribution for Renin’s products, the loss of a home center customer or reduced sales volume from any of these home centers would have a material adverse effect on Renin’s business.

A significant portion of Renin’s business relies on home improvement and new home construction activity, both of which are cyclical and outside of management’s control.

A significant portion of Renin’s business in Canada and the United States is dependent on the levels of home improvement activity, including spending on repair and remodeling projects, and new home construction activity. Macroeconomic conditions including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, interest rates, regulatory initiatives, and the availability of home equity loans and mortgage financing affect both discretionary spending on home improvement projects as well as new home construction activity. Adverse changes in these factors or uncertainty regarding these macroeconomic conditions could result in a decline in spending on home improvement projects and a decline in demand for new home construction, both of which could adversely affect Renin’s results of operations.

The results of our operating businesses, Renin and the BBX Sweet Holdings companies, would be negatively impacted if they experience increased commodity costs or a limited availability of commodities.

Our operating businesses purchase various commodities to manufacture products, including steel, aluminum, glass, and mirror, in the case of Renin, and sugar and cocoa, in the case of BBX Sweet Holdings. Fluctuations in the availability and prices of these commodities could increase the cost to manufacture products. Further, increases in energy costs could increase production costs as well as transportation costs, each of which could negatively affect these businesses operating results.   Renin’s and BBX Sweet Holdings’ existing arrangements with customers, competitive considerations and the relative negotiating power and resistance of  home center customers and big-box retailers to price increases make it difficult to increase selling prices to absorb increased production costs. If Renin and BBX Sweet Holdings are not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset any increased commodity and production costs, our operating results could be negatively impacted.

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

Market demand for confections could decline.

BBX Sweet Holdings and its acquired businesses operate in highly competitive markets and compete with larger companies that have greater resources.  The success of these businesses is impacted by many factors, including the following:

• Effective retail execution;
• Appropriate advertising campaigns and marketing programs;
• Adequate supply of commodities at a reasonable cost;
• Oversight of product safety;
• Response to changes in consumer preferences and tastes; and
• Changes in consumer health concerns, including obesity and the consumption of certain ingredients.

A decline in market demand for confection products could negatively affect our operating results.

BBX Sweet Holdings product recall or product liability claims could materially and adversely affect us.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could decide or be required to destroy inventory, recall products or lose sales in connection with contamination, tampering, adulteration or other deficiencies.  These events could result in significant losses and may damage our reputation, and discourage consumers from buying our products, or cause production and delivery disruptions which would adversely affect our financial condition and results of operations.  We may also incur losses if our products cause injury, illness or death.  A significant product liability claim may adversely affect our reputation and profitability, even if the claim is unsuccessful.

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

We are controlled by BFC and its controlling shareholders, and this control position may adversely affect the market price of our Class A Common Stock.

BFC currently owns 8,133,353 shares of our Class A Common Stock, representing approximately 51% of the outstanding shares of such stock and all 195,045 outstanding shares of our Class B Common Stock representing approximately 72% of our total voting power. Additionally, Alan B. Levan, Chairman and Chief Executive Officer of BBX Capital and Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, Vice Chairman of BBX Capital and BFC, collectively beneficially own shares of BFC’s Class A Common Stock and Class B Common Stock representing approximately 74% of BFC’s total voting power. BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control BBX Capital, elect BBX Capital’s board of directors and significantly influence the outcome of any shareholder vote. This control position may have an adverse effect on the market price of our Class A Common Stock.

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

Provisions in our Restated Articles of Incorporation and Amended and Restated Bylaws, and recently adopted shareholder rights plan, may make it difficult for a third party to acquire us and could depress the price of our Class A Common Stock.

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

Our performance is largely dependent on the talents and efforts of skilled individuals. Our business operations could be adversely affected if we are unable to retain and motivate our existing employees and attract new employees as needed. In addition, as previously described, the jury in the SEC action found that BBX Capital and our Chairman and Chief Executive Officer, Alan B. Levan committed violations of federal securities laws. While BBX Capital and Mr. Levan intend to appeal any adverse judgment to the Eleventh Circuit Court of Appeals, the results of appellate review are uncertain. In addition to injunctive relief and monetary penalties of $5.2 million against the Company and $1.56 million against Mr. Levan, the SEC is seeking an officer and director bar with respect to Mr. Levan. While we continue to believe that the Company and Mr. Levan fully complied with applicable law, the jury verdict represents a finding of violations of securities laws involving the making of materially false statements knowingly or with severe recklessness and the outcome of an appeal is uncertain. If the findings of fraud by the Company and/or Mr. Levan are upheld, this may adversely affect the Company’s assessment of internal controls over financial reporting.  In the event Mr. Levan is restricted from serving, or is otherwise unable to serve, as an executive officer and/or director of BBX Capital, BBX Capital and its business, as well as the businesses of its subsidiaries, may be adversely impacted.  However, the Company believes that any such adverse impact would be mitigated by the continuation of service of other executive officers, including Mr. Abdo, who serves as a director and Vice Chairman of the Company and Jarett Levan, President, who previously served as President and CEO of BankAtlantic.

Information technology failures and data security breaches could harm our business.

We rely extensively on information technology (IT) systems, including Internet sites, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to a variety of interruptions, including, but not limited to, natural disasters, telecommunications failures, hackers, and other security issues. Moreover, our computer systems, like those of most companies, are subjected to computer viruses or other malicious codes, and to cyber or phishing-attacks. Although we have implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and protect our information technology, computer intrusion efforts are becoming increasingly sophisticated, and even the enhanced controls we have installed might be breached. If our IT systems cease to function properly, we could suffer interruptions in our operations. If our cyber-security is breached, unauthorized persons may gain access to proprietary or confidential information, including information about borrowers, employees or investments. This could damage our reputation and require us to incur significant costs to repair or restore the security of our computer systems.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

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

Bluegreen’s principal executive office is located in Boca Raton, Florida in 158,838 square feet of leased space. At December 31, 2014, Bluegreen also maintained sales offices at 23 of its resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana. For a description of Bluegreen’s resort properties, that are part of the Bluegreen Vacation Club, please see “Item 1 Business —Products and Services – Vacation Club Resort Locations”.

BBX Capital leases office space in Orlando with a lease expiration date of August 31, 2015 and BBX Sweet Holdings has two office space leases in California with lease expiration dates of June 30, 2015 and October 31, 2015.

Renin leases its executive offices located at 110 Walker Drive, Brampton, Ontario. The office lease expiration date is December 31, 2024.  Renin leases two manufacturing facilities and one sales and distribution facility. The United Kingdom sales and distribution facility is leased month-to-month.  The two manufacturing facilities in the United States and Canada have lease expiration dates of December 31, 2022 and December 31, 2024.

Hoffman’s owns its chocolate manufacturing facility located at 5190 Lake Worth Road, Greenacres, Florida.  The facility is comprised of a 4,000 square foot office and store front area and an 11,526 square foot manufacturing area.  Hoffman’s also owns two warehouse facilities in Riviera Beach, Florida.

Hoffman’s leases three of its retail locations in West Palm Beach, Florida with lease expiration dates ranging from June 30, 2017 to December 31, 2019. Hoffman’s leases three retail locations in Broward County, Florida with lease expiration dates ranging from December 31, 2019 to June 30, 2020.

Williams and Bennett leases its chocolate manufacturing facility located at 2045 High Ridge Road, Boynton Beach, Florida. The facility is comprised of 30,000 square feet of office, manufacturing, warehousing and food storage areas.

Helen Grace sub-leases its chocolate manufacturing facility located at 10690 Long Beach Boulevard, Lynwood, California with a lease expiration date of June 2015.  The manufacturing facility is comprised of 50,000 square feet of office, manufacturing, warehousing and food storage areas.

Helen Grace leases three retail locations in California with lease expiration dates from April 30, 2015 to April 30, 2017.

Anastasia leases its chocolate manufacturing facility located at 1815 Cypress Lake Drive, Orlando, Florida with an expiration date of September 30, 2019 with three additional option terms of five years each commencing as of the expiration date. The facility is comprised of 80,000 square feet of office, manufacturing, warehousing and food storage areas.

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

In Re Bluegreen Corporation Shareholder Litigation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to the previously proposed stock-for-stock merger between BFC, which at that time was the sole member of Woodbridge, and Bluegreen were filed against Bluegreen, the members of Bluegreen’s board of directors, BFC and BXG Florida Corporation, a wholly owned subsidiary of Woodbridge formed for the purposes of the merger (“BXG Merger Sub”). As described below, four of these lawsuits have been consolidated into a single action in Florida, and the other three lawsuits have been consolidated into a single action in Massachusetts and stayed in favor of the Florida action. Further information regarding each of these lawsuits is set forth below.

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

On January 25, 2013, the plaintiffs in the Florida action filed a Second Amended Class Action Complaint that asserts claims for (i) breach of fiduciary duties against the individual director defendants, BFC, and Woodbridge, (ii) aiding and abetting breaches of fiduciary duties against Bluegreen, BFC, Woodbridge, and Merger Sub, and (iii) a violation of the section of the Massachusetts Business Corporation Act regarding the approval of conflict of interest transactions and seek to recover damages. Class action certification was granted to the plaintiffs in the Second Amended Class Action Complaint by Order dated December 18, 2013.

As previously described, the Bluegreen-Woodbridge Cash Merger was consummated on April 2, 2013. However, the actions related to the transaction remain pending, with the plaintiffs seeking to recover damages in connection with the transaction. BFC and Bluegreen believe that these lawsuits are without merit and intend to defend against them vigorously.

Litigation Relating to the Previously Proposed BFC-BBX Capital Merger

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the previously proposed merger between BFC and BBX Capital. In this action, which was styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan sought an injunction blocking the proposed merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which included the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) alleged that the merger, including the exchange ratio and other terms and conditions of the merger agreement, was unfair to BBX Capital’s minority shareholders and was the product of unfair dealing on the part of the defendants;

(ii) alleged that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenged the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) asserted that BBX Capital’s shareholders’ rights to appraisal did not constitute an adequate remedy; and (v) alleged that the joint proxy statement/prospectus relating to the merger contained material misrepresentations and did not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and failed to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration was fair. On November 5, 2014 the Court denied Plaintiffs’ motion for class certification and ordered the case dismissed with prejudice.  Plaintiffs filed a Notice of Appeal with the Fourth District Court of Appeal (which was later dismissed), and after BBX Capital and BFC publicly disclosed that they mutually agreed to terminate the proposed merger, Plaintiffs filed a motion with the trial court to vacate the dismissal order and to dismiss the action as moot. On January 27, 2015, the trial court entered a final order vacating the dismissal order and dismissing the action as moot without prejudice.

Bluegreen Corporation

Bluegreen-Woodbridge Merger Litigation

See “In Re Bluegreen Corporation Shareholder Litigation” above.

Notices of Assessment

See Note 17 to the Consolidated Financial Statements for a description of the Notice of Proposed Assessment that Bluegreen received from the Florida Department of Revenue during November 2012 and the Notice of Proposed Assessment for the 2008 tax year received from Aruba during 2013, both of which Bluegreen is currently challenging.

BBX Capital

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The Court denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.

On December 15, 2014, after a six-week trial, the jury found in favor of BBX Capital and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BBX Capital’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.

BBX Capital has identified a number of issues it asserts will require reversal of any judgment that follows the jury’s verdict including: (i) a pretrial summary judgment declaring three sentences in the July 25, 2007 earnings conference call “objectively false and misleading” that led to a jury instruction to that effect; and (ii) a pretrial order precluding the introduction of evidence addressing the independent auditors review of the SEC’s complaint alleging a failure to book certain loans as “held for sale” and (iii) a pretrial ruling that the SEC’s only expert witness as to the value of the loans as of December 31, 2007, admitted that he was not qualified to value loans and not qualified to offer opinions on market conditions in Florida in 2007 and 2008.  As indicated above,  the jury rejected the SEC’s claims that  BBX Capital and Levan violated securities laws with respect to the April 25, 2007 earnings conference call, the May 1, 2007 first quarter Form 10-Q and the August 9, 2007 Form 10-Q.  We would note that the Company’s financial statements were never required to be restated.

On January 12, 2015, BBX Capital and Alan B. Levan filed a motion for a new trial and a motion for judgment as a matter of law which were denied by the Court. The SEC has filed a motion for a final judgement: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  BBX Capital believes the claims to be without merit, continues to vigorously defend the action and intends to appeal any judgement entered to the Eleventh Circuit Court of Appeals.

On January 14, 2015, BBX Capital received notice from its insurance carrier that, based upon its interpretation of the jury verdict in this action, the carrier does not believe it is obligated to advance further payments towards fees and costs incurred in connection with this action and that it reserved its right to seek reimbursement of the amounts it previously advanced with respect to this action.  BBX Capital has received legal fee and cost reimbursements from its insurance carrier in connection with this action of approximately $5.8 million as of December 31, 2014.

In re:  BBX Capital Shareholders Litigation

See “Litigation Relating to the Previously Proposed BFC-BBX Capital Merger” above.

In re:  New Jersey Tax Sales Certificates Antitrust Litigation v. BBX Capital Corporation f/k/a BankAtlantic Bancorp, Inc., Fidelity Tax, LLC, Gary I. Branse, Michael Deluca and BB&T Corporation, and multiple other individuals and entities who purchased New Jersey tax certificates between 1998 to February 2009, Case No.12-CV-01893-MAS-TJB, United States District Court, District of New Jersey (Trenton)

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believes the claims to be without merit, BBX Capital has reached an agreement in principle with the plaintiffs to settle this action, subject to execution of a definitive agreement and court approval.

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

	Class A Common Stock		Class B Common Stock
	High	Low	High	Low
Calendar Year 2013
First quarter	$2.25	$1.26	$2.50	$1.31
Second quarter	2.49	1.80	2.59	1.70
Third quarter	2.86	2.23	2.30	2.14
Fourth quarter	2.96	2.32	2.76	2.28

Calendar Year 2014
First quarter	$4.29	$2.68	$4.14	$2.70
Second quarter	4.33	3.15	4.10	3.25
Third quarter	4.15	3.52	3.93	3.50
Fourth quarter	3.95	2.56	3.82	2.75

Holders

On  March 11, 2015, there were approximately  509 record holders of our Class A Common Stock and approximately 271 record holders of our Class B Common Stock.

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

Shareholder Return Performance Graph

Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for BFC’s Class A Common Stock, the Standard and Poor’s 500 Stock Index and Standard and Poor’s Small-Cap Stock Index and assumes $100 was invested on December 31, 2009.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Standard and Poor's 500 Stock Index	100.00	112.78	112.78	127.90	165.76	184.64
BFC Financial Corporation	100.00	70.59	72.55	260.78	553.92	617.65
Standard and Poor's Small-Cap Stock Index	100.00	125.13	124.82	142.73	199.43	208.44

BFC is not able to identify a group of peer companies or industry or line of business index which it believes is comparable to BFC and its current activities.  Accordingly, BFC selected the Standard and Poor’s Small-Cap Stock Index based on BFC’s market capitalization.

The performance graph should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of BFC under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2010 through 2014   The Statements of Operations data for 2014, 2013 and 2012 set forth below and the Balance Sheet data at December 31, 2014 and 2013 set forth below have been derived from our audited Consolidated Financial Statements included in Item 8 of this report.  The Statements of Operations data for 2011 and 2010 set forth below and the Balance Sheet data at December 31, 2012, 2011 and 2010 set forth below are derived from our previously filed audited Consolidated Financial Statements and have been updated to conform to the current presentation.

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except for per share data)
Statements of Operations Data:
Total revenues	$672,186	563,763	490,930	449,466	429,723

Total cost and expenses	612,015	467,063	472,278	481,536	579,094

Gain (loss) on settlement of investment in subsidiary	-	-	-	10,690	(977)
Gain on extinguishment of debt	-	-	29,875	11,625	13,049
Equity in (loss) earnings from unconsolidated affiliates	(573)	76	186	1,256	(851)
Investment gains	-	-	9,307	-	-
Other income	4,258	732	2,442	1,837	2,687
Income (loss) from continuing operations before income taxes	63,856	97,508	60,462	(6,662)	(135,463)
Less: Provision for income taxes	36,857	26,369	16,225	1,775	9,215
Income (loss) from continuing operations	26,999	71,139	44,237	(8,437)	(144,678)
Income (loss) from discontinued operations, net of income taxes	306	(382)	267,863	(11,069)	(35,509)
Net income (loss)	27,305	70,757	312,100	(19,506)	(180,187)
Less: Net income (loss) attributable to noncontrolling interests	13,455	41,694	146,085	(8,236)	(76,339)
Net income (loss) attributable to BFC	13,850	29,063	166,015	(11,270)	(103,848)
Preferred Stock dividends	-	-	(188)	(750)	(750)
Net income (loss) allocable to common stock	$13,850	29,063	165,827	(12,020)	(104,598)

Common Share Data (1), (2)
Basic earnings (loss) per share of common stock:
Earnings (loss) per share from continuing operations	$0.16	0.35	0.26	(0.09)	(1.13)
Earnings (loss) per share from discontinued operations	-	-	1.88	(0.07)	(0.26)
Earnings (loss) per share of common stock	$0.16	0.35	2.14	(0.16)	(1.39)

Diluted earnings (loss) per share of common stock:
Earnings (loss) per share from continuing operations	$0.16	0.35	0.25	(0.09)	(1.13)
Earnings (loss) per share from discontinued operations	-	-	1.84	(0.07)	(0.26)
Earnings (loss) per share of common stock	$0.16	0.35	2.09	(0.16)	(1.39)

Basic weighted average number of
common shares outstanding	84,502	83,202	77,142	75,790	75,379
Diluted weighted average number of
common shares outstanding	84,761	84,624	79,087	75,898	75,379

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except for share data)
Balance Sheet Data (at period end):
Loans, loans held for sale
and notes receivable, net	$486,534	581,641	804,420	3,015,673	3,614,455
Inventory	$209,893	213,997	195,860	213,325	265,319
Total assets	$1,411,296	1,441,365	1,547,188	4,778,155	5,813,066
Deposits	$-	-	-	3,279,852	3,891,190
BB&T preferred interest in FAR, LLC	$12,348	68,517	196,877	-	-
Other borrowings (3)	$670,426	693,966	621,832	1,063,947	1,428,966
BFC Shareholders' equity	$252,906	239,421	298,967	121,534	144,665
Noncontrolling interests	$193,800	182,975	208,822	63,276	78,256
Total equity	$446,706	422,396	507,789	184,810	222,921

(1) Since its inception, BFC has not paid any cash dividends on its common stock.

(2)

While BFC has two classes of common stock outstanding, the two-class method is not presented because BFC’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.
(3) Consists of FHLB advances, notes and mortgage notes payable and other borrowings, receivable-backed notes payable and junior subordinated debentures.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include a 51% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX” or “BBX Capital”) and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”). Woodbridge owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”). As described below, BBX Capital owns the remaining 46% equity interest in Woodbridge.

We hold shares of BBX Capital’s Class A Common Stock, which is listed for trading on the New York Stock Exchange (“NYSE”), and Class B Common Stock representing an approximately 72% voting interest and 51% equity interest in BBX Capital.  BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida. On July 31, 2012, BBX Capital completed its sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic. BBX Capital’s current operations and business plans involve investments in income producing real estate, real estate developments and real estate joint ventures, and investments in middle market operating businesses. BBX Capital also owns a 46% equity interest in Woodbridge.

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

As of December 31, 2014, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $252.9 million. Net income attributable to BFC for the years ended December 31, 2014, 2013 and 2012 was approximately $13.9 million, $29.1 million and $165.8 million, respectively.  Net income attributable to BFC for the year ended December 31, 2012 included a gain on sale of BankAtlantic of approximately $293.5 million.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. In recent years, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole.  Initiatives in furtherance of this strategy include the April 2013 Bluegreen merger, as well as BFC’s investment with BBX Capital in Renin, in each case as described in further detail below. We have also from time to time pursued and expect to continue to consider alternatives for increasing our ownership of BBX Capital. As previously discussed, we entered into a merger agreement with BBX Capital during May 2013 which provided for BBX Capital to be merged with and become a wholly owned subsidiary of BFC, however, the merger agreement was mutually terminated during December 2014 as a result of the inability to obtain the listing of BFC’s Class A Common Stock on a national securities exchange as required by the terms of the merger agreement.  Additionally, we may invest in operating businesses and real estate joint ventures for the development of residential and commercial real estate projects, including those in which our affiliates may participate.  In furtherance of this goal or otherwise as part of our business and investment strategy, we expect to evaluate various financing transactions, including debt or equity financings as well as other alternative sources of new capital. BFC’s investments or acquisitions, and the business and investment strategies of BFC’s subsidiaries, may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis and may involve a long term investment, causing our results of operations to vary significantly on a quarterly basis. BFC or BBX Capital may consider disposition of all or a portion of its asset investments or subsidiaries, including transactions involving Sweet Holdings, Renin, or Bluegreen, either directly or indirectly through a transaction involving Woodbridge.  These may include, among other alternatives, a future sale or spin-off or transactions involving public or private issuances of debt or equity securities which might result in the ownership of less than 100% of the companies.

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

We currently report the results of our business activities through five segments:  Bluegreen Vacations; BBX; FAR; Renin; and Sweet Holdings.

Discontinued operations include BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components, Bluegreen Communities, and Cypress Creek Holdings.  See Note 4 to the consolidated financial statements included in Item 8 of this report for additional information regarding discontinued operations.

Recent Events

Termination of BFC-BBX Capital Merger Agreement

During May 2013, BFC and BBX Capital entered into a merger agreement which provided for BBX Capital to be merged into and become a wholly subsidiary of BFC.   The merger agreement was terminated during December 2014 as a result of the inability to obtain the listing of BFC’s Class A Common Stock on a national securities exchange, which was a condition to closing the merger.

BBX Sweet Holdings’ Acquisitions

In December 2013, a wholly-owned subsidiary of BBX Capital, BBX Sweet Holdings, LLC, acquired Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC (“Boca Bons”) and S&F Good Fortunes, LLC (“Good Fortunes”) (collectively “Hoffman’s”).  Hoffman’s had total assets of $5.3 million as of the acquisition date and is a manufacturer of gourmet chocolates, with retail locations in South Florida.   In January 2014, BBX Sweet Holdings acquired Williams and Bennett. Williams and Bennett had total assets of $1.3 million as of the acquisition date and is a manufacturer of chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.  In July 2014, BBX Sweet Holdings acquired Helen Grace Chocolates (“Helen Grace”), a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles with total assets at the acquisition date of $2.7 million.  In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates (“Jer’s”), a California based distributor of peanut butter chocolate products internationally and in the United States.  Jer’s had total assets of $0.7 million as of the acquisition date.   In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections (“Anastasia”).  Anastasia is a premium confections company in Orlando, Florida, that manufactures gourmet coconut and chocolate candy, salt water taffy, and other chocolate gift products.  Anastasia had total assets of $3.3 million at the acquisition date.

Acquisition of Renin Corporation

On October 30, 2013, a newly formed joint venture entity, Renin Holdings, LLC (“Renin”), owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp for approximately $12.8 million (the “Renin Transaction”).  Renin, which had $24 million of total assets as of October 30, 2013, manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada, and the United States as well as a sales and distribution facility in the United Kingdom.

Woodbridge Acquisition of Bluegreen

On April 2, 2013, Bluegreen merged with a wholly-owned subsidiary of Woodbridge in a cash merger transaction (sometimes hereinafter referred to as the “Bluegreen merger” or the “Bluegreen cash merger”).  Pursuant to the terms of the merger agreement, Bluegreen’s shareholders (other than Woodbridge) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the merger, including unvested restricted securities. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the merger, whether vested or unvested, was canceled in exchange for a cash payment to the holder in an amount equal to the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149.2 million.  As a result of the merger, Bluegreen, which was the surviving corporation of the merger, became a wholly-owned subsidiary of Woodbridge.  Prior to the merger, the Company indirectly through Woodbridge owned approximately 54% of Bluegreen’s outstanding common stock.

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During 2013 and 2014, BBX Capital paid to Woodbridge a total of approximately $441,000 and $587,000, respectively, of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During 2014 and 2013, Bluegreen paid cash dividends totaling $71.5 million and $47 million, respectively, to Woodbridge, and Woodbridge declared and paid cash dividends totaling $69.1 million and $44.3 million, respectively, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized to fund a portion of the merger consideration paid to Bluegreen’s former public shareholders in connection with the closing of the Bluegreen merger during April 2013. See Note 15 for additional information regarding the 2013 Notes Payable.

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

Summary of Consolidated Results of Operations

The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Years Ended December 31,
	2014	2013	2012

Income from continuing operations, net of taxes	$26,999	71,139	44,237
Income (loss) from discontinued operations, net of taxes	306	(382)	267,863
Net income	27,305	70,757	312,100
Less: Net income attributable to noncontrolling interests	13,455	41,694	146,085
Net income attributable to BFC	13,850	29,063	166,015
5% Preferred stock dividends	-	-	(188)
Net income to common shareholders	$13,850	29,063	165,827

The 5% preferred stock dividend represents the dividend obligations of the Company with respect to its mandatorily redeemable 5% Cumulative Preferred Stock. The Company reported consolidated net income attributable to BFC of approximately $13.9 million and $29.1 million in 2014 and 2013, respectively.  Net income attributable to BFC for 2012 includes a $293.5 million gain realized in connection with BBX Capital’s sale of BankAtlantic (which gain is included in discontinued operations). Discontinued operations include the results of BankAtlantic’s community banking, investment, capital services and tax certificate reporting units, including the gain on sale of BankAtlantic of approximately $293.5 million in 2012, as well as the results of Bluegreen Communities and Cypress Creek Holdings.  See Note 4 to our consolidated financial statements included in Item 8 of this report for additional information about discontinued operations. The 5% preferred stock dividend represents the dividend obligations of the Company with respect to its mandatorily redeemable 5% Cumulative Preferred Stock.  See Note 20 for additional information.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at December 31, 2014 and 2013 were $1.4 billion.  The primary changes in components of total assets are summarized below:

•

Increase in cash primarily from the collection of note and loan repayments, and proceeds of approximately $42.7 million resulting from real estate transactions partially offset by $56.2 million of payments to BB&T’s preferred interest in FAR and cash outflows for acquisitions;

•

Lower loans receivable balances reflecting loan repayments, $16.1 million of loans transferred to real estate held-for-investment through foreclosure and $5.1 million of loans transferred to real estate held-for-sale upon foreclosure;

•

Decrease in real estate held for investment primarily from $28.0 million of properties transferred to real estate held-for-sale, $8.0 million of write-downs due to updated valuations and $16.4 million of properties contributed to  joint ventures, partially offset by $16.1 million of real estate acquired through foreclosure and $4.8 million of real estate purchases;

•

Decrease in loans held for sale resulting primarily from principal repayments and the sale of $9.5 million of first-lien consumer and  residential loans partially offset by the transfer of $2.3 million of consumer loans to loans to held-for-sale; and

•

Increase of $11.9 million in properties and equipment primarily related to Bluegreen’s $18.0 million capital expenditure for the construction of new sales centers and BBX Sweet Holdings’ acquisitions, as described above, partially offset by disposals and depreciation.

Total liabilities at December 31, 2014 and 2013 were $964.6 million and $1.0 billion, respectively.  The primary changes in components of total liabilities are summarized below:

•

BB&T’s preferred interest in FAR was paid down to $12.3 million at December 31, 2014, a reduction of $56.2 million from December 31, 2013, primarily from net cash inflows from the monetization of FAR assets;

•	Decrease in notes and mortgage notes payable, including Bluegreen’s receivable backed notes payable, of $26.1 million; and
•	Increase in deferred taxes of $15.5 million.

Noncontrolling Interests

The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	As of December 31,
	2014	2013
BBX Capital	$150,254	144,919
Joint ventures	43,546	38,056
Total noncontrolling interests	$193,800	182,975

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Year Ended December 31,
	2014	2013	2012

Cash flows provided by operating activities	$108,387	74,429	157,191
Cash flows provided by (used in) investing activities	47,572	140,214	(752,039)
Cash flows used in financing activities	(94,158)	(229,032)	(26,260)
Net increase (decrease) in cash and cash equivalents	$61,801	(14,389)	(621,108)

Cash Flows from Operating Activities – The increase in cash flows from operating activities during 2014 compared to 2013 is primarily due to decreased spending in connection with Bluegreen’s capital-light business strategy, lower payments to Bluegreen’s Property Owners Associations, decreased in spending on Bluegreen’s timeshare inventory, and lower operating expenses associated with loan servicing fees, foreclosure expenses and collection fees related to BBX Capital’s declining loan portfolio partially offset by higher taxes paid by Bluegreen.

The decrease in cash flows from operating activities during 2013 compared to 2012 is primarily due to an increase in timeshare inventory acquired in connection with Bluegreen’s Just-In-Time and Secondary Market Arrangement; an increase in spending in connection with Bluegreen’s marketing efforts to new customers and Bluegreen’s strategic alliance with Choice Hotels; an increase in operating expenses related to real estate activities at BBX Capital; and an increase in spending on information technology at Bluegreen.

Cash Flows from Investing Activities  – The decrease in cash flows from investing activities during 2014 compared to 2013 is primarily due to the decrease in cash flows from the repayments of loans at BBX Capital partially offset by an increase in spending related to property and equipment at Bluegreen.

The increase in cash flows from investing activities during 2013 compared to 2012 is primarily due to the significant cash outflow in connection with the sale of BankAtlantic in 2012 partially offset by an increase in spending on property and equipment in 2013.

Cash Flows from Financing Activities – The decrease in cash used in financing activities during 2014 compared to 2013 is primarily due to a decrease in distributions to BB&T from FAR in connection with BB&T’s preferred interest in FAR. Additionally, cash used in financing activities for 2013 includes proceeds from Bluegreen’s 2013-A Term Securitization. Bluegreen had no securitization transactions during 2014, but did enter into a term securitization during January 2015. See Note 15.

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

Revenue Recognition and Inventory Cost Allocation

Sales of Real Estate

In accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 970-605, Real Estate-Revenue Recognition, Bluegreen recognizes revenue on VOI sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and Bluegreen has completed substantially all of its obligations with respect to any development related to the real estate sold.  Bluegreen believes that it uses a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of Bluegreen’s policies regarding the estimation of credit losses on Bluegreen’s notes receivable below. Should Bluegreen become unable to reasonably estimate the collectibility of its receivables, Bluegreen may have to defer the recognition of sales and its results of operations could be negatively impacted. Under timeshare accounting rules, the buyer’s minimum cash down payment towards the purchase of Bluegreen’s VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type or value of sales incentives that Bluegreen provides to buyers of its VOIs may increase the number of VOI sales being deferred or extend the period during which a sale is deferred, which could materially adversely impact Bluegreen’s results of operations.

In cases where development has not been substantially completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting. Should Bluegreen’s estimates of the total anticipated cost of completing projects increase, Bluegreen may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time than expected, which could materially adversely impact its results of operations.

Timeshare accounting rules require the use of an industry-specific relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage — the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of repossessed VOI inventory, as a result of the default of the related receivable.

As a result of Bluegreen’s sale of substantially all of the assets that comprised Bluegreen Communities in May 2012, the revenues of Bluegreen Communities, including homesite sales, are included within the results of discontinued operations for all periods presented in the consolidated statements of operations contained in this Annual Report.

Fee-Based Sales Commissions and Other Revenue

In addition to sales of real estate, Bluegreen also generates revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized when:
Fee-based sales commissions...........................................................	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has expired.

Resort management and service fees ...............................................	Management services are rendered. (1)

Resort title fees .......................................................	Escrow amounts are released and title documents are completed.
Rental and sampler program...........................................................	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort fee-based services.”

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

Carrying Value of VOIs Held for Development, Under Development and Long-Lived Assets. Bluegreen evaluates the recovery of its long-lived assets, and Bluegreen’s undeveloped real estate properties or real estate properties under development, if certain trigger events occur.  If the estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair value.

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

Bluegreen also considers certain qualitative data, including the aging of the respective receivables, current default trends by origination year, current economic conditions, and the FICO® scores of the borrowers. Additionally, under timeshare accounting requirements, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable.  Bluegreen reviews its allowance for credit losses on at least a quarterly basis. If defaults increase, Bluegreen’s results of operations could be materially adversely impacted.

Allowance for Loan Losses-BBX Capital.  The allowance for loan losses is maintained at an amount that is believed to be a reasonable estimate of probable losses inherent in BBX Capital’s loan portfolio as of the date of the financial statements presented. BBX Capital has developed policies and procedures for evaluating its allowance for loan losses which considers all information available to it.  However, BBX Capital relies on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from its estimates and judgments, the allowance for loan losses may decrease or increase significantly and the amount of losses actually realized in BBX Capital’s loan portfolio could be significantly higher or lower.  The allowance for loan losses was $1.0 million as of December 31, 2014.

Valuation allowances or charge downs on collateral dependent loans and the fair value of loans held-for-sale are established using BBX Capital’s management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows. The outstanding balance of BBX Capital’s collateral dependent loans and loans held for sale was $9.6 million and $35.4 million, respectively, as of December 31, 2014.

These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows.  Most of BBX Capital’s loans do not have an observable market price, and an estimate of the collection of contractual cash flows is based on the judgment of management. BBX Capital generally utilizes broker price opinions and third party appraisals to assist in determining the fair value of collateral.  The appraisers or brokers use professional judgment in determining the fair value of the collateral. It is likely that BBX Capital would obtain materially different results if different assumptions or conditions were to prevail.  As a consequence of the estimates and assumptions required to calculate the valuation allowance, charge downs on collateral dependent loans or the fair value of loans held-for-sale, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.

BBX Capital analyzes its loan portfolio quarterly by monitoring credit quality, loan-to-value ratios, delinquency trends, collateral valuations and economic conditions. As a consequence, allowance for loan losses and fair value estimates will change from period to period.  BBX Capital believes that its performance in subsequent periods will be highly sensitive to changes in the Florida real estate market and availability of mortgage financing in Florida.  If real estate and economic conditions deteriorate, BBX Capital is likely to experience significantly increased credit losses and valuation allowance adjustments.

Impairment of Long Lived Assets. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Real estate held-for-sale is also reviewed for impairment at least annually.  When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period.  Changes in circumstances and the estimates of future cash flows, as well as evaluating estimated lives of long-lived assets, are subjective and involve a significant amount of judgment.  A change in the estimated life of a long-lived asset may substantially change depreciation or amortization expense in subsequent periods.  For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets.  Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques using Level 3 unobservable inputs.  Long-lived assets subject to the above impairment analysis include property and equipment, inventory, real estate held-for-sale and real estate held-for-investment.

During the year ended December 31, 2014 and 2013, BBX Capital recognized impairment on real estate held-for-sale of $8.9 million and $3.3 million, respectively. BBX Capital generally utilizes broker price opinions and third party appraisals to assist BBX Capital in determining the fair value of real estate owned.  The appraisers or brokers use professional judgment in determining the fair value of the properties and BBX Capital may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available.  The assumptions used to calculate the fair values are generally Level 3 inputs and are highly subjective and extremely sensitive to changes in market conditions.  The assumptions used are representative of assumptions that BBX Capital believes market participants would use in fair valuing these assets or lease contracts, but different assumptions may result in significantly different results.  BBX Capital validates its assumptions by comparing completed transactions with its prior period fair value estimates and BBX Capital may check its assumptions against multiple valuation sources.  BBX Capital’s outstanding balance of real estate held-for-sale and real estate held-for-investment and properties and equipment was $41.7 million, $75.6 million and $17.7 million, respectively, as of December 31, 2014.  The amount ultimately realized upon the sale or operations of these properties may be significantly different than the recorded amounts.  Future events, including volatility in real estate values, may cause BBX Capital to have additional impairments or recoveries of long-lived assets in the foreseeable future.

Intangible Assets. We evaluate our intangible assets when events and circumstances indicate that assets may be impaired and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  The carrying value of these assets is dependent upon estimates of future earnings that they are expected to generate.  If cash flows decrease significantly, intangible assets may be impaired, in which case they would be written down to their fair value.  The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to a number of factors, many of which may be beyond our control.

Intangible assets primarily include management contracts in the amount of $63 million at each of December 31, 2014 and 2013, which were originated in connection with the November 16, 2009 acquisition of a controlling interest in Bluegreen.  Such management contracts are not amortized, but instead are reviewed for impairment at least annually, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The remaining balance in intangible assets consists of approximately $9.4 million of trade names, customer relationships, non-competition agreements and lease premiums that were initially recorded at fair value and are amortized on a straight-line basis over their respective estimated useful lives ranging from 2 years to 20 years.

Acquired Notes Receivable. During November 2009, BFC acquired additional shares of Bluegreen’s common stock which resulted in BFC having a controlling interest in Bluegreen.  In connection with such transaction, BFC was deemed under applicable accounting guidance to have acquired certain of Bluegreen’s assets, including a pool of notes receivable consisting principally of homogenous consumer timeshare loans originated by Bluegreen.  Consistent with the accounting guidance, BFC has elected an accounting policy based on expected cash flows, which includes guidance on maintaining the integrity of a pool of multiple loans accounted for as a single asset.  The loans have common risk characteristics as defined in the accounting guidance, Loans and Debt Securities with Deteriorated Credit Quality, including similar risk ratings, as defined and monitored by risk rating agencies, term, purpose and similar collateral type (VOIs).  The Company evaluates the pool of loans accounted for as a single asset for indications of impairment. Purchased loans are considered to be impaired if it is not expected that all contractually required cash flows will be received due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.

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

The Company is subject to significant interest rate risk on BBX Capital’s accruing loans and Bluegreen’s notes receivables as well as any outstanding debt. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. Furthermore, while increases in real estate construction and development costs may result in increases in real estate sales prices, sales prices may not increase commensurate with the increase in costs or they may decrease, and increased construction costs may have a material adverse impact on gross margin. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on consumer demand and the costs of financing activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

Former BFC Activities and Real Estate Operations Segments

Prior to 2012, BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to its investment in Bluegreen and other real estate related activities, were included in a separate reporting segment labeled BFC Activities.  The BFC Activities segment also included our previous investment in Benihana (which we no longer hold due to the acquisition of Benihana by Safflower during August 2012), investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”), the financial results of a venture partnership that BFC controls and certain other equity investments, as well as income and expenses associated with BFC’s shared service operations, which provide certain services to BBX Capital and Bluegreen.  In addition, BFC previously had a Real Estate Operations segment which included the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core Communities and Carolina Oak. BFC’s management has modified its measure of segment operating profit to exclude the items that were previously classified within the BFC Activities segment and the Real Estate Operations segment.   Accordingly, the Company’s segment disclosure has been adjusted to reflect the revised presentation and the results previously included within the BFC Activities segment and Real Estate Operations segment have been reclassified to unallocated corporate overhead for all periods presented and is included in the reconciliation of segment amounts to the consolidated amounts.

BFC’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, human resources, risk management, investor relations and executive office administration.  Corporate general and administrative expenses were $18.1 million and $17.0 million for 2014 and 2013, respectively.  The increase in 2014 compared to 2013 primarily relates to an increase in stock-based compensation and higher professional fees, partially offset by a decrease in bonuses.

As a result of significant challenges faced, Woodbridge made a decision to cease all activities at Carolina Oak during 2009, and during 2010 Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with its various lenders to achieve that objective.  Woodbridge was the obligor under a $37.2 million loan collateralized by property owned by Carolina Oak.  During 2009, the lender declared the loan to be in default and filed an action for foreclosure.  On April 26, 2011, a settlement agreement was entered into to resolve the disputes and litigation relating to the loan. Under the terms and subject to the conditions of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period (which expired during April 2012), to fully release Woodbridge and Carolina Oak. In accordance with applicable accounting guidance, a deferred gain on debt settlement of $29.9 million was recorded in the Company’s consolidated statement of financial condition as of December 31, 2011 and was recognized into income during the second quarter of 2012 as a result of the full release of Woodbridge and Carolina Oak during April 2012.

The Real Estate Operations segment also previously included the operations of Cypress Creek Holdings, which engaged in leasing activities in an office building that it owned prior to its sale of the building during January 2012.  The results of Cypress Creek Holdings are classified as discontinued operations for all periods presented.

See Note 23 to the Consolidated Financial Statements included in Item 8 of this report for additional information regarding our operating segments, including the reclassification of the previous BFC Activities and Real Estate Operations segments.

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

BFC - Liquidity and Capital Resources

As of December 31, 2014 and 2013, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $34.7 million and $15.5 million, respectively.  The increase in cash, cash equivalents and short-term investments was due to the receipt of $37.3 million of dividends from Woodbridge partially offset by additional capital contribution made to Renin of approximately $0.8 million, general and administrative expenses of approximately $12.8 million, payments of $3.7 million related to executive bonuses, and dividend payments of approximately $0.8 million related to our 5% Cumulative Preferred Stock.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments.  We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares were repurchased under the program during the years ended December 31, 2014, 2013 or 2012.

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including potential dividends from our subsidiaries (which, as described below, are subject to certain limitations), and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. We may also seek to raise funds through the incurrence of secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

BFC has not received cash dividends from BBX Capital since March 2009. Prior to its deregistration as a savings and loan holding company during July 2012, BBX Capital’s payment of dividends was subject to the oversight of the Federal Reserve.  In addition, prior to its sale of BankAtlantic during July 2012, BBX Capital was restricted from paying dividends pursuant to the terms of the indentures governing its TruPs due to its deferral of interest payments thereunder.  While these restrictions no longer apply, BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE. Decisions with respect to future dividend payments by BBX Capital will depend on the financial condition of BBX Capital and other factors deemed relevant by its Board of Directors.

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lenders consent or waiver and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  In addition, as a result of the Bluegreen merger, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC, which own 46% and 54%, respectively, of Woodbridge.  During 2014 and 2013, Bluegreen paid cash dividends totaling $71.5 million and $47 million, respectively, to Woodbridge, and Woodbridge declared and paid cash dividends totaling $69.1 million and $44.3 million, respectively, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of its 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at a  redemption price of  $1,005 per share for the twelve month period ending April 29, 2015 and  $1,000 per share for the twelve month period ending April 29, 2016 and thereafter.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors (and previously also upon the written non-objection of the Federal Reserve), cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. From the second quarter of 2004 through the third quarter of 2011, the Company paid quarterly dividends on the 5% Cumulative Preferred Stock of $187,500. The Company determined not to seek the Federal Reserve’s written non-objection to the dividend payment for the fourth quarter of 2011 or the first or second quarters of 2012 and, therefore, the Company accrued unpaid dividend payments totaling approximately $563,000 as of June 30, 2012.   As a result of BBX Capital’s sale of BankAtlantic to BB&T on July 31, 2012, BFC was released from registration as a savings and loan holding company, effective August 31, 2012, and therefore is no longer subject to regulation by the Federal Reserve or otherwise as a savings and loan holding company.  Following such deregistration, the unpaid dividends on the 5% Cumulative Preferred Stock for the fourth quarter of 2011 and the first and second quarters of 2012 and accrued interest totaling $563,000 were paid by BFC.  BFC has subsequently paid regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  As a result of the re-classification of the 5% Cumulative Preferred Stock to a liability in connection with the Second Amendment described below, the dividends on the 5% Cumulative Preferred Stock paid since the second quarter of 2012 plus accretable interest is included as interest expense on BFC’s consolidated statements of operations.

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

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.  The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.  The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the $11.5 million fair value estimate at June 30, 2012 was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at December 31, 2012.  Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of December 31, 2014 is accrued interest of approximately $1.2 million.

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

On November 9, 2007, Levitt and Sons LLC, a former wholly owned subsidiary of WHC (“Levitt and Sons”), and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). Pursuant to the settlement agreement entered into during June 2008, as subsequently amended (the “Settlement Agreement”), Woodbridge, the successor by the merger to WHC, agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”)) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by the Debtors and the Joint Committee.  That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. As of December 31, 2011, we placed into escrow approximately $11.7 million which represented the portion of the tax refund that was likely to be required to be paid to the Debtors’ Estate under the Settlement Agreement. During the quarter ended June 30, 2012, the $11.7 million was paid to the Debtors’ Estate.  In addition, during August 2012, Woodbridge paid to the Debtors’ Estate a settlement holdback amount of approximately $485,000 plus interest, thereby satisfying all of its obligations under the Settlement Agreement.

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owned an office building in Tampa, Florida.  At December 31, 2014, the carrying amount of this investment was $0 as a result of the office building sale described below.  At December 31, 2013 the carrying amount of this investment was approximately $229,000, which is included in investments in unconsolidated affiliates in the Company’s consolidated statement of financial condition at that date.  In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that were not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents.  BFC and the unaffiliated members also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates.  No amounts were recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.  On February 5, 2014, the office building was sold and BFC/CCC received approximately $215,000 in proceeds from the sale in total.  As a result of the sale, BFC was released from the guarantee and any further obligations associated with the property.  Based on accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we were not deemed the primary beneficiary of the above-described entities related to BFC/CCC’s investments as we did not have the power to direct the activities that could significantly impact the performance of these entities.  Accordingly, these entities are not consolidated into our financial statements.

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

Below are the results of discontinued operations related to the Real Estate Operations segment for the year ended December 31, 2012 (in thousands):

For the Year Ended December 31, 2012

Revenues	$4,449
4,449
Cost and Expenses:
Other costs and expenses	52
Interest expense	-
52

Income from discontinued operations, before taxes	4,397
Provision for income taxes	—
Net income from discontinued operations	$4,397

For the year ended December 31, 2012

Revenues from discontinued operations for the year ended December 31, 2012 include a gain of approximately $4.4 million related to the sale of the office building owned by Cypress Creek Holdings during January 2012.  Costs and expenses for the year ended December 31, 2012 were $52,000.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At December 31, 2014 and 2014, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. No reimbursements were made during the years ended December 31, 2014 or 2013.

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

Bluegreen

The Company’s consolidated financial statements include the results of operations of Bluegreen.  Bluegreen’s results of operations are reported through Bluegreen Vacations, which is engaged in the vacation ownership industry. Bluegreen Communities, which prior to June 30, 2011 was a separate reporting segment of BFC, has ceased to be a separate reporting segment in connection with Bluegreen’s sale of substantially all of the assets which comprised Bluegreen Communities during May 2012.  Bluegreen Communities’ operating results are presented as discontinued operations for all periods presented. Bluegreen is a wholly owned subsidiary of Woodbridge, which is owned 54% by BFC and 46% by BBX Capital.

Executive Overview

Bluegreen Corporation (“Bluegreen”) is a sales, marketing and management company, primarily focused on the vacation ownership industry.  Bluegreen Vacations, which in prior reports was referred to as Bluegreen Resorts, markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed by others, in which case Bluegreen Vacations earns fees for providing these services. Bluegreen Vacations also earns fees by providing club and property owner’s association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen Vacations provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income for Bluegreen.

Previously, Bluegreen also operated a residential communities business (“Bluegreen Communities”), which marketed residential homesites, the majority of which were sold directly to retail customers seeking to build a home generally in the future.  Bluegreen Communities’ operations also included realty and daily-fee golf course operations.  In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of approximately $29.0 million in cash. Certain of Bluegreen Communities’ assets, including primarily Bluegreen Communities’ notes receivable portfolio, and liabilities related to Bluegreen Communities were excluded from the sale and retained by Bluegreen.  The operating results of Bluegreen Communities are classified as a discontinued operation for all periods presented.

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital light” business strategy, involving activities that generally do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs and Bluegreen’s traditional, or legacy, vacation ownership business.  Bluegreen’s results for the year ended December 31, 2014 reflect Bluegreen’s continued focus on its capital-light business.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Bluegreen’s goal is for its capital-light business activities to become an increasing portion of its business over time; however, these efforts may not be successful.  As of December 31, 2014, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements

In 2009, Bluegreen began offering sales and marketing services to third-party developers for a fee. Under these arrangements, Bluegreen sells third party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis. Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus an operating profit.  Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements. Notes receivable originated in connection with Bluegreen’s sale of third party VOIs under commission-based arrangements are held by the third party developer, and in certain cases are serviced by Bluegreen for a fee.  Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales”.

Just-In-Time Arrangements

In 2013, Bluegreen began entering into agreements with third-party developers that allow Bluegreen to buy VOI inventory from time to time in close proximity to the timing of when Bluegreen intends to sell such VOIs. Bluegreen strives to enter into such arrangements on a non-committed basis, although Bluegreen may engage in committed arrangements under certain circumstances. Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects. Unlike FBS Sales, receivables originated in connection with sales of just-in-time inventory are held by Bluegreen.  Bluegreen refers to sales of inventory acquired through these arrangements as “Just-In-Time Sales”.

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

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of December 31, 2014, Bluegreen provided management services to 49 timeshare resort properties and hotels. Other fee-based services also include the processing of sales of third-party VOIs through Bluegreen’s wholly-owned title company, which earns title fees in connection with the closing of the VOI transactions.

Bluegreen also generates fee-based income by providing construction, design and management services and mortgage servicing.

During the year ended December 31, 2014:

•	Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $129.5 million compared to $94.9 million during 2013.

•	Bluegreen earned income from continuing operations of $68.6 million compared to $56.5 million for 2013.

•

System-wide sales of VOIs which include sales of Bluegreen inventory, including sales of Legacy inventory and Secondary Market Sales, as well as sales of third-party inventory and Just-In-Time Sales were $523.8 million compared to $456.6 million during 2013.

•

Bluegreen sold $221.3 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $144.2 million in connection with those sales.  During 2013, Bluegreen sold $141.1 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commission of $91.9 million in connection with those sales. In addition, Bluegreen sold $35.5 million of inventory under Just-In-Time Sales arrangements during 2014. Including Bluegreen resort management, title services, construction management and other fee-based operations, and based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses, Bluegreen believes it generated $71.5 million and $56.2 million in pre-tax profits by providing fee-based services during the years ended December 31, 2014 and 2013, respectively.

•	Further, Bluegreen sold $63.3 million of inventory under Secondary market arrangements during 2014 compared to $41.1 million during 2013.

Additionally, Bluegreen has continued to seek cash sales and larger customer down payments on financed sales. During the year ended December 31, 2014, 50% of its VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

Bluegreen-Woodbridge Cash Merger

On April 2, 2013, Woodbridge Holdings, LLC (“Woodbridge”) acquired all of the shares of Bluegreen’s common stock not previously owned by Woodbridge in a cash merger transaction (the “Bluegreen – Woodbridge Cash Merger”).  Pursuant to the terms of the merger agreement between the parties (the “Bluegreen-Woodbridge Cash Merger Agreement”), Bluegreen’s shareholders (other than Woodbridge) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the Bluegreen-Woodbridge Cash Merger, including unvested restricted securities. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the Bluegreen-Woodbridge Cash Merger, whether vested or unvested, was canceled in exchange for a cash payment to the holder in an amount equal to the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149 million.  As a result of the Bluegreen-Woodbridge Cash Merger, Bluegreen became a wholly-owned subsidiary of Woodbridge, and Bluegreen’s common stock ceased trading on the New York Stock Exchange and was deregistered under the Securities Exchange Act of 1934.  Prior to the Bluegreen-Woodbridge Cash Merger, Woodbridge owned approximately 54% of Bluegreen’s outstanding common stock. Woodbridge is currently owned 54% by BFC Financial Corporation (OTCQB: BFCF, “BFC”), and 46% by BBX Capital Corporation (NYSE: BBX, “BBX Capital”).

Bluegreen issued $75 million of senior secured notes on March 26, 2013 in a private transaction. The $75 million of proceeds from the notes issuance together with $14 million of Bluegreen’s unrestricted cash, as well as $60 million in cash provided by Woodbridge through an investment in Woodbridge by BBX Capital, were used to fund the $149 million merger consideration indicated above.

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

Notes Receivable and Allowance for Credit Losses

Bluegreen offers financing to buyers of VOIs and accordingly, Bluegreen is subject to the risk of defaults by customers. Pursuant to GAAP, sales of VOIs are reduced by an estimate of future uncollectible note balances on originated VOI notes receivable, excluding any benefit for the value of future recoveries of defaulted VOI inventory. Bluegreen updates its estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in expected losses related to notes originated in prior periods..

Bluegreen’s notes receivable also include amounts outstanding under Bluegreen Communities’ notes receivable portfolio, which was excluded from the May 2012 sale of substantially all of the assets of Bluegreen Communities.

Substantially all defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically soon after default and at a nominal cost. Bluegreen then seeks to resell the recovered VOI in the normal course of business.

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	For Year Ended December 31,
Division	2014	2013	2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	6.9%	7.7%	9.1%
Loans originated on or after December 15, 2008(1)	6.8%	6.4%	6.1%
Notes receivable secured by homesites	4.1%	3.5%	3.4%

Delinquency Rates (2)	As of December 31,
Division	2014	2013	2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	4.2%	4.2%	4.3%
Loans originated on or after December 15, 2008(1)	3.1%	3.3%	3.0%
Notes receivable secured by homesites	1.1%	4.6%	4.0%

(1) On December 15, 2008, Bluegreen implemented its FICO®-score based credit underwriting program.

(2) The percentage of Bluegreen’s notes receivable portfolio that was over 30 days past due as of the dates indicated.

See Note 8 to the Consolidated Financial Statements for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Results of Operations

In May 2012, Bluegreen sold substantially all of the assets of Bluegreen Communities to Southstar.  The operating results of Bluegreen Communities are classified as a discontinued operation for all periods presented.  See “Discontinued Operations” below. As a result of this sale, Bluegreen’s continuing operations relate solely to Bluegreen Vacations.

Information regarding the results of operations for Bluegreen Vacations for the years ended December 31, 2014, 2013 and 2012 are set forth below (dollars in thousands):

	For the Year Ended December 31,
	2014		2013		2012
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs(5)

Legacy VOI sales (1)	$203,675	39%	243,706	53%	218,357	59%
VOI sales-secondary market	63,329	12%	41,073	9%	18,472	5%
Sales of third-party VOIs-commission basis	221,315	42%	141,054	31%	133,486	36%
Sales of third-party VOIs-just-in-time basis	35,497	7%	30,740	7%	-	0%
System-wide sales of VOIs, net	523,816	100%	456,573	100%	370,315	100%
Less: Sales of third-party VOIs-commission basis	(221,315)	-42%	(141,054)	-31%	(133,486)	-36%
Gross sales of VOIs	302,501	58%	315,519	69%	236,829	64%
Estimated uncollectible VOI
notes receivable (2)	(40,167)	-13%	(54,080)	-17%	(25,145)	-11%
Sales of VOIs	262,334	50%	261,439	57%	211,684	57%
Cost of VOIs sold (3)	(30,766)	-12%	(32,607)	-12%	(24,353)	-12%
Gross profit (3)	231,568	88%	228,832	88%	187,331	88%
Fee-based sales commission revenue (4)	144,239	65%	91,859	65%	87,795	66%
Other fee-based services revenue	92,089	18%	80,125	18%	74,824	20%
Cost of other fee-based services	(49,224)	-9%	(44,840)	-10%	(40,819)	-11%
Net carrying cost of VOI inventory	(7,717)	-1%	(7,977)	-2%	(6,016)	-2%
Selling and marketing expenses	(250,320)	-48%	(211,034)	-46%	(166,567)	-45%
General and administrative expenses	(94,871)	-18%	(95,525)	-21%	(80,338)	-22%
Net interest spread	40,342	8%	41,093	9%	40,413	11%
Operating profit	$106,106	20%	82,533	18%	96,623	26%

(1)

 Legacy VOI sales represent sales of Bluegreen-owned VOIs acquired or developed under Bluegreen’s traditional VOI business.. Legacy VOI sales do not include Secondary Market, Fee-Based Sales, or Just-In-Time basis VOI sales under Bluegreen’s capital-light business strategy.

(2)

 Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs which excludes sales of third-party VOIs – commission basis (and not of system-wide sales of VOIs).

(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not of system-wide sales of VOIs).
(4)	Percentages for Fee-based sales commission revenue are calculated based on sales of third-party VOIs-commission basis (and not of system-wide sales of VOIs).
(5)	Unless otherwise indicated.

Bluegreen Vacations - Year ended December 31, 2014 compared to the year ended December 31, 2013

System-wide sales of VOIs. System-wide sales of VOIs include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale. The sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  System-wide sales of VOIs were $523.8 million and $456.6 million during 2014 and 2013, respectively. The growth in system-wide sales of VOIs during 2014 reflects an increase in the number of tours and a slight increase in the sale-to-tour conversion ratio. The number of tours increased by 7% in 2014 as compared to 2013. Additionally, during 2014 Bluegreen’s sale-to-tour conversion ratio increased approximately 1%. The increase in the number of tours reflects efforts to expand marketing to sales prospects through new marketing initiatives.

Bluegreen offers sales and marketing services to third-party developers for a fee. Under such arrangements, Bluegreen sells third party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis. Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements. Bluegreen refers to sales made on behalf of third-party developers as FBS Sales. Gross revenues from FBS Sales were $221.3 million in 2014 as compared to $141.1 million in 2013.

In addition, during 2013 Bluegreen began to enter into agreements with third party developers that allow Bluegreen to buy VOI inventory from the developer just prior to the sale of such VOIs by Bluegreen. Bluegreen refers to these sales as Just–In-Time Sales.  Gross revenues from Just-In-Time Sales were $35.5 million in 2014 as compared to $30.7 million in 2013.

Further, as part of the capital-light business strategy Bluegreen acquires VOI inventory from its resorts’ POAs and other third-parties on a non-committed basis, in close proximity to the timing of when Bluegreen intends to sell such VOIs. These sales are referred to as Secondary Market Sales. The VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a significant discount as compared to the cost to construct new VOIs or acquire from other sources. Gross revenues from Secondary Market Sales were $63.3 million in 2014 as compared to $41.1 million in 2013.

The following table sets forth certain information for system-wide sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Year Ended December 31,
	2014	2013

Number of sales offices at period-end (1)	23	24
Number of active contracts with fee-based clients at period-end	13	10
Total number of VOI sales transactions	42,857	38,812
Average sales price per transaction	$ 12,336	$ 11,999
Number of total prospects tours	225,342	209,940
Sale-to-tour conversion ratio– total prospects	19.0%	18.5%
Number of new prospects tours	135,459	126,016
Sale-to-tour conversion ratio– new prospects	13.9%	13.3%
Percentage of sales to existing owners	56.1%	56.0%
Average sales price per guest	$ 2,346	$ 2,218

(1)	On October 20, 2014, as a result of the limited amount of remaining unsold VOI inventory at the Aruba resort, Bluegreen closed its sales operations at its Aruba resort.

Sales of VOIs.  Sales of VOIs represent sales of Bluegreen-owned VOIs, including legacy VOIs those obtained on a Just-In-Time basis and those acquired through Secondary Market arrangements, reduced by an estimate of uncollectible VOI notes receivable. In addition to the above-described factors impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs. Sales of VOIs were $262.3 million in 2014 compared to $261.4 million in 2013.

During 2014 and 2013, Bluegreen reduced revenue by $40.2 million and $54.1 million, respectively, for its estimated future uncollectible notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans. In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses. Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 13% and 17% during 2014 and 2013, respectively. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory. In addition to Bluegreen’s legacy inventory from its traditional timeshare business, Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary Market

Arrangements within the capital-light business strategy. Compared to the cost of Bluegreen’s legacy inventory, VOIs acquired in connection with Just-In-Time arrangements typically have a relatively higher associated product cost while those acquired in connection with Secondary Market arrangements typically have a lower product cost, as Secondary Market inventory is generally obtained from the POAs at a significant discount. During 2014 and 2013, cost of VOIs sold were $30.8 million and $32.6 million, respectively, and represented 12% of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

Fee-Based Sales Commission Revenue.  During 2014 and 2013, Bluegreen sold $221.3 million and $141.1 million, respectively, of third-party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $144.2 million and $91.9 million, respectively, in connection with those sales. The increase in the sales of third-party developer inventory during 2014 is due to an increase in the number of Bluegreen’s commission based clients, as well as the applicable factors described above relating to the overall increase in system-wide sales of VOIs.

Net Carrying Cost of VOI Inventory.   Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold VOI inventory to the POAs that maintain the resorts. Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from the Bluegreen sampler programs. The carrying cost of Bluegreen’s inventory was $17.7 million and $19.9 million during 2014 and 2013, respectively, which was partly offset by rental and sampler revenues of $10.0 million and $11.9 million, respectively. The decrease in carrying costs and related proceeds is the result of having less inventory on hand, which is a result of Bluegreen’s increased emphasis on its capital-light strategy.

Selling and Marketing Expenses.  Selling and marketing expenses were $250.3 million and $211.0 million in 2014 and 2013, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses increased from 46% in 2013 to 48% in 2014. The increase in selling and marketing expenses during 2014 compared to 2013 was a result of Bluegreen’s focus on increasing its marketing efforts to new prospects as opposed to existing owners, which resulted in higher cost per tour from new and growing marketing channels. Sales to existing owners generally involve lower marketing expenses than sales to new prospects, however, a new program which contributed to owner sales has a slightly higher cost per tour as compared to historical owner sales tours.  Bluegreen expects to continue to increase its focus on sales to new prospects and, as a result, sales and marketing expenses generally and as a percentage of sales may continue to increase.

Bluegreen uses a variety of methods to attract prospective purchasers of VOIs, including marketing arrangements with various third parties.  For each of the years ended December 31, 2014, 2013 and 2012, sales of VOIs to prospects and leads generated by one marketing arrangement accounted for over 20% of VOI sales volume.  There can be no guarantee that Bluegreen will be able to maintain, extend or renew such arrangements or any of its other marketing arrangements in the future, and a loss of any significant marketing relationships would have a material adverse impact on Bluegreen’s financial condition, including cash position, and operating results.

General and Administrative Expenses. General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $94.9 million and $95.5 million during 2014 and 2013, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses were 18% and 21% during 2014 and 2013, respectively. Revenues from mortgage servicing in 2014 and 2013 of $1.8 million and $1.2 million, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services

Revenue and costs related to Bluegreen’s other fee-based services were as follows (in thousands):

	For the Year Ended December 31,
	2014	2013
Revenues:
Fee-based management services	$60,357	55,663
Title operations	14,143	8,962
Other	17,589	15,500
Total other fee-based services revenue	92,089	80,125

Costs:
Fee-based management services	27,809	26,585
Title operations	4,727	3,861
Other	16,688	14,394
Total cost of other fee-based services	49,224	44,840

Profit:
Fee-based management services	32,548	29,078
Title operations	9,416	5,101
Other	901	1,106
Total other fee-based services profit	$42,865	35,285

Other Fee-Based Services Revenue. Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club. In connection with Bluegreen’s management services, Bluegreen also manages the club reservation system, provides services to owners, and performs billing and collections services to the Bluegreen Vacation Club and certain POAs. As of December 31, 2014 and 2013, Bluegreen managed 49 and 45 timeshare resort properties and hotels, respectively. Fee-based management services revenues increased during 2014 as compared to 2013 due to an increase in club and resort management revenues and owner program service revenues.

Bluegreen also earns fees for providing title services for VOI transactions.  Title services fees increased during 2014 as compared to 2013 mainly due to increased VOI transactions and an initiative implemented during 2014 which reduced a processing back-log.

Additionally, Bluegreen generates revenues from its Traveler’s Plus™ program, food and beverage and other retail operations and earns commissions on rentals of inventories owned by third parties, which are presented as “Other” revenues in the table above.

Bluegreen intends to continue to pursue its efforts to provide management, title and other services to resort developers and others, on a cash-fee basis. While Bluegreen’s efforts to do so may not be successful, Bluegreen anticipates that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services increased 10% in 2014 as compared to 2013. During 2014, the costs of providing management services and title services increased as a result of the higher service volumes described while costs associated with our Traveler’s Plus™ program increased as benefits provided to members expanded.

Bluegreen Vacations - Year ended December 31, 2013 compared to the year ended December 31, 2012

System-wide sales of VOIs. System-wide sales of VOIs were $456.6 million and $370.3 million during 2013 and 2012, respectively. The growth in system-wide sales of VOIs during 2013 reflects an increase in the number of tours and a slight increase in the sale-to-tour conversion ratio. The number of tours increased by 13% in 2013 as compared to 2012. Additionally, during 2013 Bluegreen’s sale-to-tour conversion ratio was 19% compared to 17% during 2012. The increase in the number of tours reflects efforts to expand marketing to sales prospects through new marketing initiatives.

Gross revenues from FBS Sales were $141.1 million in 2013 as compared to $133.5 million in 2012. In addition, during 2013, Bluegreen began entering into Just–In-Time Sales arrangements.  Gross revenues from Just-In-Time

Sales were $30.7 million in 2013.  Gross revenues from Secondary Market Sales were $41.1 million in 2013 as compared to $18.5 million in 2012.

The following table sets forth certain information for system-wide sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Year Ended December 31,
	2013	2012

Number of sales offices at period-end	24	23
Number of active contracts with fee-based clients at period-end	10	9
Total number of VOI sales transactions	38,812	31,908
Average sales price per transaction	$ 11,999	$ 12,060
Number of total prospects tours	209,940	185,143
Sale-to-tour conversion ratio– total prospects	18.5%	17.2%
Number of new prospects tours	126,016	106,470
Sale-to-tour conversion ratio– new prospects	13.3%	11.9%
Percentage of sales to existing owners	56.0%	58.0%
Average sales price per guest	$ 2,218	$ 2,078

Sales of VOIs.  In addition to the above-described factors impacting system-wide sales of VOIs sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis. Sales of VOIs were $261.4 million in 2013 compared to $211.7 million in 2012.

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

Cost of VOIs Sold. During 2013 and 2012, cost of VOIs sold were $32.6 million and $24.4 million, respectively, and represented 12 % and 12%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.

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

Net Carrying Cost of VOI Inventory.  The carrying cost of Bluegreen’s inventory was $19.9 million and $19.4 million during 2013 and 2012, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $11.9 million and $13.4 million, respectively. The change in the net carrying cost of VOI inventory during 2013 compared to 2012 represents higher carrying costs associated with the recent opening of resorts in Big Bear, California and in Missouri, partly offset by increased revenue from the use of Bluegreen’s sampler programs.

Selling and Marketing Expenses. Selling and marketing expenses were $211.0 million and $166.6 million in 2013 and 2012, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 46% in 2013 from 45% in 2012. The increase in expenses during 2013 compared to 2012 was a result of increased costs associated with new marketing initiatives focused on selling to new prospects, and a lower proportion of sales to existing owners, which carry a relatively lower marketing cost. VOI sales to existing owners in 2013 were 56% as compared to 58% in 2012.

General and Administrative Expenses. General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $95.5 million and $80.3 million during 2013 and 2012, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses were 21% and 22% during 2013 and 2012, respectively. The increase in general and administrative expenses during 2013 compared to 2012 is primarily due to increases in executive long-term incentive compensation, increased employee healthcare costs, and increased spending on information technology. Revenues from mortgage servicing in 2013 and 2012 of $1.2 million and $0.9 million, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services

Revenue and costs related to Bluegreen’s other fee-based services were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012
Revenues:
Fee-based management services	$55,663	52,839
Title operations	8,962	9,482
Other	15,500	12,503
Total other fee-based services revenue	80,125	74,824

Costs:
Fee-based management services	26,585	24,956
Title operations	3,861	3,726
Other	14,394	12,137
Total cost of other fee-based services	44,840	40,819

Profit:
Fee-based management services	29,078	27,883
Title operations	5,101	5,756
Other	1,106	366
Total other fee-based services profit	$35,285	34,005

Other Fee-Based Services Revenue. Bluegreen’s other fee-based services revenue was $80.1 million and $74.8 million during 2013 and 2012, respectively, and consisted primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions.

Fee-based management services revenues increased during 2013 as compared to 2012 due to an increase in club and resort management revenues.  As of December 31, 2013 and 2012, Bluegreen managed 45 timeshare resort properties and hotels. Other Fee Based revenues increased during 2013 as compared to 2012 due to an increase in commissions from providing rental services to third parties.

Cost of Other Fee-Based Services. Cost of other fee-based services was $44.8 million and $40.8 million during 2013 and 2012, respectively. During 2013, the costs of providing management services increased as a result of the higher service volumes described above while the increase in cost of other reflects higher costs associated with programs provided to VOI owners.

Other Revenues and Expenses – Years ended December 31, 2014, 2013 and 2012

Interest Income and Interest Expense. As of December 31, 2014, 2013 and 2012, Bluegreen’s net interest spread primarily included the interest earned on $527.0 million, $552.4 million and $565.2 million, respectively, of gross VOI notes receivable, net of interest expense incurred on $412.4 million, $443.6 million and $445.7 million, respectively, of related receivable-backed debt. The following table details the sources of interest income and interest expense (in thousands):

	For the Year Ended December 31,
Interest Income:	2014	2013	2012
VOI Notes receivable	$80,773	81,495	83,116
Other	893	735	566
Total interest income	81,666	82,230	83,682

Interest Expense:
Receivable-backed notes payable	23,415	27,090	32,825
Other	17,909	14,047	10,444
Total interest expenses	41,324	41,137	43,269
Net interest spread	$40,342	41,093	40,413

Net Interest Spread.    Net interest spread was $40.3 million, $41.1 million and $40.4 million during 2014, 2013, and 2012, respectively.  In general, the decrease in net interest spread during 2014 reflects the decrease in the size of Bluegreen’s VOI notes receivable portfolio as Bluegreen continues to seek higher cash sales and larger customer down payments on financed sales as well as increased FBS Sales.  Interest expense increased in 2014 as compared to 2013 as a result of higher Internal Revenue Code (“IRC”) Section 453 interest and the write-off of approximately $0.9 million of unamortized discounts and debt issuance costs related to the repayment of the Legacy Securitization and GE 2004 facility partially offset by lower average outstanding debt balances, lower costs of borrowing and a 2013 refund of $1.0 million from the Internal Revenue Service for amounts Bluegreen previously paid related to IRC Section 453.  IRC Section 453 requires that certain companies pay interest on income deferred under the installment method of profit recognition.  Net interest spread increased in 2013 as compared to 2012 as a result of lower average outstanding debt balances, lower costs of borrowing and the $1.0 million IRC Section 453 refund noted above, partially offset by lower interest income as a result of the decrease in Bluegreen’s VOI notes receivable portfolio

Bluegreen’s effective cost of borrowing was 5.95%, 6.35%, and 7.31% during 2014, 2013, and 2012, respectively. Bluegreen’s cost of borrowing decreased during 2014 and 2013 as Bluegreen continued to repay higher-interest debt and obtained new financing at relatively lower rates.

Other Income/Expense, Net.    Other income, net was $1.5 million and $0.8 million during 2014 and 2012.  Other expense, net was immaterial during 2013.

Net Income Attributable to Non-Controlling Interest.   Bluegreen includes in its consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. The non-controlling interest in income of Bluegreen/Big Cedar Vacations is the portion of the entity’s consolidated pre-tax income that is attributable to Big Cedar Vacations, LLC, the unaffiliated 49% interest holder.  Non-controlling interest in income of consolidated subsidiary was $11.4 million, $13.3 million and $13.8 million during 2014, 2013 and 2012, respectively.

Provision for Income Taxes.  Bluegreen’s annual effective tax rate has historically ranged between 35% and 43%, based primarily upon the mix of taxable earnings among the various states in which Bluegreen operates.  Bluegreen’s effective tax rates for 2014, 2013 and 2012 were 41.4%, 37.4% and 39.9%, respectively.  Bluegreen’s net effective rate increased in 2014 due to higher state taxes.

Discontinued Operations. In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar.  Certain assets, including primarily Bluegreen Communities notes receivable portfolio, and liabilities related to Bluegreen Communities were excluded from the sale and retained by Bluegreen.  The operating results of Bluegreen Communities are classified as a discontinued operation for all periods presented.

The results of discontinued operations for 2012 were as follows (in thousands):

For the Year Ended December 31,
2012

Revenues	$3,714
3,714
Costs and Expenses :
Other costs and expenses	6,920
Interest expense	1,386
Loss on assets held for sale	205
8,511

Loss from discontinued operations
before income taxes	(4,797)
Benefit for income taxes	1,304
Loss from discontinued operations	$(3,493)

Income (loss) from discontinued operations, net, was $0.3 million and ($0.4) million during 2014 and 2013, respectively. Bluegreen’s provision (benefit) for income taxes attributable to discontinued operations was $0.2 million and ($0.2) million for the years ended December 31, 2014 and 2013, respectively.

Summary.  As a result of the various factors described above, Bluegreen realized net income of $57.5 million during 2014 compared to net income of $37.6 million in 2013 and a net income of $25.4 million in 2012.

Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Cash flows provided by operating activities	$147,545	107,378	168,042
Cash flows (used in) provided by investing activities	(8,387)	(22,157)	21,536
Cash flows used in financing activities	(112,085)	(80,787)	(116,847)
Net increase in cash and cash equivalents	$27,073	4,434	72,731

Cash Flows from Operating Activities. Bluegreen’s operating cash flow increased by $40.2 million or 37% during 2014 compared to 2013 primarily due to increased net income (adjusted for non-cash items) and was highlighted by the following factors:

•

Decreased spending on the acquisition of inventory in connection with Bluegreen’s capital-light business strategy.  During 2014, Bluegreen spent $14.5 million compared to $24.4 million in 2013 for inventory acquired in connection with Just-In-Time and Secondary Market arrangements;

•

Decreased spending on the development of inventory.  During 2014, Bluegreen spent $4.6 million compared to $17.5 million in 2013 for development expenditures primarily related to Bluegreen/Big Cedar Vacations;

•

Lower payments to POAs due to both the timing and amounts of required cash payments for subsidy, maintenance fees, and reserve contributions.  During 2014, such payments totaled $22.8 million as compared to $30.8 million for 2013;

•	The above improvements in operating cash flow were partially offset by higher income tax payments. During 2014, income tax payments totaled $26.1 million compared to $7.2 million in 2013.

Bluegreen’s operating cash flow decreased during 2013 and 2012 as Bluegreen expanded its inventory-related spending in connection with this capital-light business strategy specifically related to Just-In-Time and Secondary Market inventory acquisitions.  Additionally in 2013, Bluegreen increased spending on information technology, paid higher executive compensation and increased spending on the renovation of existing inventory and the development of inventory as compared to 2012.

Cash Flows from Investing Activities.  During 2014, 2013 and 2012, Bluegreen spent $18.0 million, $12.5 million and $6.2 million, respectively, on property and equipment, which primarily consist of information technology and capital expenditures related to the construction of new sales centers.  Additionally, cash used in investing activities during 2013 reflects the loan to Renin (see Note 15 to the Consolidated Financial Statements herein) that was subsequently repaid in 2014. Further, cash generated by Bluegreen’s investing activities during 2012 includes net proceeds of $27.8 million received from the sale of Bluegreen Communities, the majority of which was used to repay the H4BG Communities Facility, as discussed below.

Cash Flows from Financing Activities. The increased cash used by financing activities during 2014 as compared to 2013 is primarily due to an increase in shareholder dividends of $24.5 million. Further, 2013 included proceeds from the 2013-A Term Securitization.  There were no securitization transactions in 2014.

The decrease in cash used by financing activities during 2013 as compared to 2012 reflects lower payments on lines of credit and notes payable in 2013 as Bluegreen paid off all of its Bluegreen Communities debt in 2012 in connection with the sale of such division in 2012. This decrease was partially offset as during 2013, Bluegreen paid $47.0 million in dividends to its parent company. Bluegreen did not pay dividends during 2012.

Cash distributions to the non-controlling member of Bluegreen/Big Cedar Vacations were $5.9 million, $8.6 million, and $12.3 million in 2014, 2013 and 2012, respectively.

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

Historically, Bluegreen’s business model depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts.  Development expenditures during 2015 are expected to be in a range of approximately $45 million to $55 million, substantially all of which is expected to relate to Bluegreen/Big Cedar Vacations. However, if other opportunities to acquire a strategic property on favorable terms presents itself, Bluegreen may decide to acquire additional VOI inventory, which would increase acquisition and development expenditures and may require the incurrence of additional debt.

In connection with Bluegreen’s capital-light business strategy, Bluegreen enters into agreements with third party developers that allow Bluegreen to buy VOI inventory typically on a non-committed basis just prior to the sale of such VOI.  Bluegreen’s capital-light business strategy also includes Secondary Market Sales pursuant to which Bluegreen enters into secondary market arrangements with certain resort POAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount as such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults.

Available funds may also be invested in real estate based opportunities and middle market operating businesses outside of the timeshare and hospitality industries.

During 2014 and 2013, Bluegreen paid a total of $71.5 million and $47.0 million, respectively, in dividends to its parent company.  Bluegreen expects to continue to pay dividends to its parent company on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

Term Securitizations. On January 29, 2015, Bluegreen completed a private offering and sale of approximately $117.8 million of investment-grade, timeshare receivable-backed notes (the "2015-A Term Securitization"). The 2015-A Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): approximately $89.4 million of A-rated notes and approximately $28.4 million of BBB/BBB-rated notes with note interest rates of 2.88% and 3.47%, respectively, which blended to an overall weighted average note interest rate of approximately 3.02%. The gross advance rate for this transaction was 94.25%. The Notes mature in May 2030. BB&T Capital Markets (“BB&TCM”) acted as the structuring agent, joint bookrunner and co-lead manager and Barclays Capital Inc. (“Barclays”) acted as joint bookrunner and co-lead manager. Both BB&TCM and Barclays acted as initial purchasers.

The amount of the timeshare receivables to be sold to BXG Receivables Note Trust 2015-A (the “Trust”) is approximately $125.0 million, approximately $100.2 million of which was sold to the Trust at closing and approximately $24.8 million of which $8.6 million was sold to the Trust in February 2015 and the remainder is expected to be sold to the Trust by May 29, 2015. The gross proceeds of such sales to the Trust are anticipated to be approximately $117.8 million. A portion of the proceeds received to date were used to: repay BB&T/DZ a total of approximately $42.3 million, representing all amounts outstanding (including accrued interest) under Bluegreen's existing facility with BB&T/DZ; repay Liberty Bank approximately $22.6 million, which includes accrued interest and prepayment fees, under Bluegreen's existing facility with Liberty Bank; capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2015-A Term Securitization, Bluegreen, as servicer, funded approximately $9.5 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2006-B, and certain of the timeshare loans in such trust were sold to the Trust in connection with the 2015-A Term Securitization. The remainder of the gross proceeds from the 2015-A Term Securitization of approximately $40 million, of which approximately $23.4 million will be received by Bluegreen as the aforementioned approximately $24.8 million of timeshare receivables are sold to the Trust, are expected to be used by Bluegreen for general corporate purposes. As a result of the facility repayments described above, immediately after the closing of the 2015-A Term Securitization, (i) there were no amounts outstanding under the BB&T/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2015 and (ii) there was approximately $16.1 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $50.0 million on a revolving basis through November 30, 2015 subject to eligible collateral and the other terms and conditions of the facility. Thus, additional availability of approximately $64.4 million in the aggregate was created under the BB&T/DZ Purchase Facility and Liberty Bank Facility as a result of the 2015-A Term Securitization.  While ownership of the timeshare receivables included in the 2015-A Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes.

On September 26, 2013, Bluegreen completed a private offering and sale of $110.6 million of investment-grade, timeshare receivable -backed notes (the "2013-A Term Securitization"). The 2013-A Term Securitization consisted of the issuance of two tranches of timeshare receivable -backed notes: $89.1 million of Class A and $21.5 million of Class B notes with note interest rates of 3.01% and 4.00%, respectively, which blended to an overall weighted average note interest rate of 3.20%. The gross advance rate for this transaction was 93.75%. The notes mature on December 4, 2028.The amount of the timeshare receivables sold to the trust supporting the 2013-A Term Securitization, BXG Receivables Note Trust 2013-A (the “2013-A Trust”), was $118.0 million, $95.4 million of which was sold at closing and $22.6 million was sold prior to December 31, 2013. The gross proceeds of such sales to the 2013-A Trust were $110.6 million. A portion of the proceeds was used to: repay BB&T $39.3 million, representing all amounts outstanding (including accrued interest) under the BB&T Purchase Facility; repay Liberty Bank $9.7 million, (including accrued interest and a prepayment fee) under the Liberty Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction.   The remainder of the gross proceeds from the 2013-A Term Securitization, net of the servicer redemption, were used for general corporate purposes.  While ownership of the timeshare receivables included in the 2013-A Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes.

The 2013 Notes Payable.  On March 26, 2013, Bluegreen issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing transaction. The 2013 Notes Payable are secured by certain of Bluegreen’s assets, including primarily the cash flows from the residual interests relating to term securitizations and the VOI inventory in the BG Club 36 resort in Las Vegas, Nevada. Pursuant to the terms of the 2013 Notes Payable, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort. Bluegreen may also pledge additional residual interests from its future term securitizations. The 2013 Notes Payable initially accrued interest at a fixed rate of 8.8%. During April 2013, the interest rate on the 2013 Notes Payable prospectively decreased to a fixed rate of 8.05% based on a final rating obtained from a rating agency pursuant to the terms of the instruments governing the 2013 Notes Payable. The 2013 Notes Payable mature in March 2020, with certain required amortization during the seven-year term. The terms of the 2013 Notes Payable include certain covenants and events of default, which Bluegreen’s management considers to be customary for transactions of this type. The proceeds from the 2013 Notes Payable were used to fund a portion of the merger consideration paid to Bluegreen’s former shareholders in connection with the closing of the Bluegreen-Woodbridge Cash Merger during April 2013.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of December 31, 2014, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit		Outstanding Balance as of December 31, 2014		Availability as of December 31, 2013		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2014
Liberty Bank Facility	50,000		38,088	(5)	11,912	(5)	November 2015; November 2018	Prime Rate +0.75%; 4.25%
NBA Receivable Facility (1)	30,000		29,058		942		October 2015; April 2021	30-Day LIBOR + 3.5%:4.5% (1)
CapitalSource Facility	40,000	(2)	27,928	(2)	12,072	(2)	September 2016; September 2019	30 day LIBOR+4.5%;4.67%
BB&T/DZ Purchase Facility	80,000		42,818	(5)	37,182	(5)	December 2015; December 2018	Applicable Index rate+3.5%;3.88%(3)
Quorum Purchase Facility	40,000		26,447		13,553		December 2014; December 2030	(4)
	$240,000		164,339		75,661

(1)

Of the amount outstanding as of December 31, 2014, $9.1 million bears interest at the 30-day LIBOR + 3.25% subject to a floor of 4.0% and $20.0 million bears interest at the 30-day LIBOR +3.5% subject to a floor of 4.5%. Future borrowings will incur interest at the 30-day LIBOR plus 3.5%, subject to an interest rate floor of 4.5%.

(2)

The outstanding balance presented in the table above includes $2.9 million outstanding under the CapitalSource Term Loan. See Note 15 to the Consolidated Financial Statements for further information regarding the CapitalSource Term Loan.

(3)

The Applicable Index Rate for portions of amounts outstanding may be LIBOR, a “Cost of Funds” rate or commercial paper rates.  Interest charged on this facility is subject to an index rate floor of 0.375%.  Additionally, as described in further detail below, the interest rate will increase to the applicable interest rate plus 5.5% upon the expiration of the advance period.

(4)

Of the amount outstanding as of December 31, 2014, $9.6 million bears interest a fixed rate of 6.9%, $8.8 million bears interest at a fixed rate of 5.5%, and $8.1 million bears interest at a fixed rate of 5.0%.

(5)	Does not reflect the repayments made under these facilities during January 2015 in connection with the 2015-A Term Securitization described above.

Liberty Bank Facility.  Since 2008, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  Pursuant to the terms of the agreement, as amended in December 2013, the aggregate maximum outstanding borrowings are $50.0 million and the revolving credit period was extended through November 2015.  The Liberty Bank Facility allows future advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 50% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, all of which bear interest at the WSJ Prime Rate plus 0.75% per annum subject to a 4.25% floor.  Principal and interest is required to be paid as cash is collected on the pledged receivables, with all outstanding amounts being due in November 2018. As previously described above, during January 2015, Bluegreen repaid approximately $22.3 million under the facility in connection with the 2015-A Term Securitization.

NBA Receivables Facility.  Since September 2010, Bluegreen/Big Cedar Vacations has maintained a revolving timeshare hypothecation facility with the National Bank of Arizona (“NBA”).  In December 2012, Bluegreen/Big Cedar Vacations received a one-time receivables advance at an advance rate of 85%, and an availability advance, which bears interest at the 30-day LIBOR plus 3.5% subject to an interest rate floor of 4.5%. In December 2013, the NBA Receivables Facility was amended to provide for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2015, to be secured by eligible timeshare receivables from Bluegreen/Big Cedar Vacations. Under the facility, advances made subsequent to December 13, 2013 are subject to an advance rate of 85% and bear interest at the 30-day LIBOR plus 3.5% per annum subject to a 4.5% floor.  In September 2014, Bluegreen/Big Cedar Vacations received a one-time interest rate reduction equal to the 30-day LIBOR plus 3.25% subject to a 4.0% floor for $9.1 million of advances during the fourth quarter of 2014.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. All amounts will mature and be due on April 10, 2021 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility. The NBA Receivables Facility is cross-collateralized with the NBA Line of Credit described under “Credit Facilities for Bluegreen Inventories with Future Availability” below.

CapitalSource Facility. Since September 2011, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  Pursuant to the terms of a July 2013 amendment, the aggregate maximum outstanding borrowings were increased to $40.0 million and the revolving credit period was extended through September 2016, subject to an additional 12 month extension at the option of CapitalSource Bank. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. The interest rate on all existing and future borrowings under the CapitalSource Facility was reduced to the 30-day LIBOR plus 4.50%. Principal repayments and interest are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving credit period, with the remaining outstanding balance maturing in September 2019, subject to an additional 12 month extension at the option of CapitalSource Bank. The CapitalSource Facility is cross-collateralized with the CapitalSource Term Loan.   See Note 15 to the Consolidated Financial Statements herein for additional information regarding the CapitalSource Term Loan

BB&T/DZ Purchase Facility. Bluegreen has a timeshare notes receivable purchase facility (the “BB&T/DZ Purchase Facility”) with Branch Banking and Trust Company (“BB&T”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), with maximum outstanding financings of $80.0 million. Availability under the BB&T/DZ Purchase Facility is on a revolving basis through December 31, 2015, and amounts financed are secured by timeshare receivables at an advance rate of 75%, subject to eligible collateral and other terms of the facility, which Bluegreen believes to be customary for financing arrangements of this type. The facility will mature and all outstanding amounts will become due thirty-six months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by BB&T, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ Bank. The interest rate under the facility equals the applicable index rate plus 3.5% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 5.5%. In each case, the applicable index rate is subject to a floor of 0.375%. Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the receivables advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. As previously described above, during January 2015, Bluegreen repaid all amounts outstanding under the facility, in connection with the 2015-A Term Securitization. While ownership of the timeshare receivables included in the facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.

Quorum Purchase Facility. Since December 2010, Bluegreen and Bluegreen/Big Cedar Vacations have maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”).  In 2014, the Quorum Purchase Facility was amended and extended to which Quorum agreed to purchase, on a revolving basis through June 30, 2015, eligible timeshare receivables in an amount of up to an aggregate $40.0 million purchase price, pursuant to the terms of the facility and subject to certain conditions precedent. The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.0% per annum, with respect to any future advances. Future advances are also subject to a loan purchase fee of 0.5%. The Quorum Purchase Facility becomes due in December 2030.  Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans. While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.

Credit Facilities for Bluegreen Inventories with Future Availability

NBA Line of Credit.  In December 2013, Bluegreen/Big Cedar Vacations entered into a $10.0 million revolving line of credit with NBA secured by timeshare inventory at the Paradise Point resort (the “NBA Line of Credit”). Amounts outstanding under the line of credit bear interest at a rate equal to 30-day LIBOR plus 4.5%, subject to an interest rate floor of 5.5%, and mature in December 2018. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions pursuant to the terms of the agreement. The NBA Line of Credit is cross-collateralized with the NBA Facility described above under “Credit Facilities for Bluegreen Receivables with Future Availability.” As of December 31, 2014, $0.8 million was outstanding under the NBA Line of Credit.

Other Credit Facilitates and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit. On November 5, 2014 Bluegreen entered into a $25 million revolving credit facility with Fifth Third Bank as administrative agent and lead arranger and Fifth Third Bank, Bank of America, N. A. and Branch Banking and Trust Company as initial lenders. The facility is secured by certain of Bluegreen’s sales centers, certain VOI inventory and specified non-consumer receivables and is guaranteed by certain of Bluegreen’s subsidiaries. Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% (with other borrower elections). The facility matures in November 2016 subject to an annual clean up provision. The facility contains covenants and conditions which Bluegreen considers to be customary for transactions of this type.  Borrowings are used by Bluegreen for general corporate purposes. As of December 31, 2014, the interest rate under the note was 3.01% and $10.0 million was outstanding.

Bluegreen has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.  Information regarding these facilities and securitizations is included in Note 15 to the Consolidated Financial Statements herein.

Commitments

Bluegreen’s material commitments as of December 31, 2014 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of December 31, 2014 (in thousands):

	Payments Due by Period
					Purchase
	Less than	1 — 3	4 — 5	After 5	Accounting
Contractual Obligations	1 year	Years	Years	Years	Adjustments	Total

Receivable-backed notes payable	$-	8,717	131,161	272,526	-	412,404
Lines-of-credit and notes payable	24,401	14,588	41,860	9,212	-	90,061
Jr. subordinated debentures	-	-	-	110,827	(45,841)	64,986
Inventory purchase commitment	4,998	14,279	4,591	-	-	23,868
Noncancelable operating leases	9,431	17,412	6,857	12,917	913	47,530
Total contractual obligations	38,830	54,996	184,469	405,482	(44,928)	638,849

Interest Obligations (1)
Receivable-backed notes payable	18,953	39,226	32,207	78,502	-	168,888
Lines-of-credit and notes payable	5,947	8,870	4,625	288	-	19,730
Jr. subordinated debentures	5,631	11,263	11,263	90,794	-	118,951
Total contractual interest	30,531	59,359	48,095	169,584	-	307,569
Total contractual obligations	$69,361	114,355	232,564	575,066	(44,928)	946,418

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2014.

As of December 31, 2014, cash required to satisfy Bluegreen’s development obligations related to resort buildings and resort amenities is estimated to be approximately $4.1 million, all of which primarily relates to Bluegreen/Big Cedar Vacations. Bluegreen plans to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, Bluegreen may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with certain property owners’ associations. As of December 31, 2014 Bluegreen had liabilities for such subsidies totaling $0.3 million, which are included in accrued liabilities and other on the Consolidated Statement of Financial Condition as of that date.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of Bluegreen’s ongoing business strategy and the ongoing availability of credit. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what  Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, but not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect Bluegreen’s financial condition and results of operations as well as its ability to pay dividends. In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

Off-balance-sheet Arrangements

As of December 31, 2014, Bluegreen did not have any “off-balance sheet” arrangements.

BBX Capital

The Company’s consolidated financial statements include the results of operations of BBX Capital. On July 31, 2012, BBX Capital completed the sale of BankAtlantic, its former wholly owned banking subsidiary, to BB&T. As a result of the completion of the sale, BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units are presented as discontinued operations for all periods presented.  BBX Capital’s continuing operations are reported through four reportable segments: BBX, FAR, Renin and Sweet Holdings.  The only assets available to BFC from BBX Capital are dividends when and if paid by BBX Capital. BBX Capital is a separate public company, and its management prepared the following discussion, which was included in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2014. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries, references to the “Parent Company” are references to BBX Capital, at its parent company level, and none of the foregoing are references to BFC, Woodbridge, or Bluegreen.

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

BBX Capital’s activities subsequent to the consummation of the BB&T Transaction as of July 31, 2012 involve the ownership, acquisition, investment and management of joint ventures and investments in real estate and real estate development projects as well as its investments in operating businesses.  BBX Capital also manages FAR including overseeing the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

BBX Capital’s investments in real estate joint venture arrangements with developers for residential and commercial development projects in which BBX Capital funds its equity investment in joint ventures through cash investments or by contributing real estate properties.

Consolidated Results of Operations

The Company reports its consolidated results of operations in four reportable segments, BBX, FAR, Renin and Sweet Holdings.

The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a BankAtlantic legacy portfolio of previously charged-off loans retained by CAM in the BB&T Transaction. The BBX segment also includes BBX Capital’s investment in Woodbridge and investments in real estate joint ventures.  BBX’s primary business activities relate to: managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties; maximizing the cash flows from its portfolio of charged-off loans and judgments; and pursuing equity and debt investment opportunities in real estate and operating businesses.

The results of operations of BBX for the years ended December 31, 2012 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and FAR, BankAtlantic’s Commercial Lending reporting unit and all of BankAtlantic’s general corporate overhead.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets. FAR’s activities began on August 1, 2012.

The Renin reportable segment consists of the activities of Renin which manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi and a sales and distribution office in the United Kingdom.

The Sweet Holdings reportable segment consists of the activities of Sweet Holdings’ acquired companies:  Hoffman’s, Williams & Bennett, Anastasia, Jer’s Chocolates and Helen Grace Chocolates. Revenues of the Sweet Holdings reportable segment are highly seasonal with approximately 40% of total revenues earned in the fourth quarter. It is anticipated that the financial results of the Sweet Holdings reportable segment will vary significantly on a quarterly basis.

Income (loss) from continuing operations from each of BBX Capital’s reportable segments was as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
BBX	$11,884	40,526	(41,297)
FAR	(8,660)	8,133	(5,923)
Renin	(2,044)	(941)	-
Sweet Holdings	23	(38)	-
Income (loss) from continuing
operations before income taxes	1,203	47,680	(47,220)
(Benefit) provision for income taxes	(3,101)	20	(18,744)
Net income (loss) from continuing operations	$4,304	47,660	(28,476)

BBX Segment

The decline in BBX reportable segment income from continuing operations for the year ended December 31, 2014 compared to the same 2013 period resulted primarily from $24.0 million of lower recoveries from loan losses and a $13.0 million decline in interest income recoveries associated with the repayment of non-accrual loans.  The above declines in income from continuing operations were partially offset by $11.8 million of higher equity earnings from BBX Capital’s investment in Woodbridge.

Recoveries from loan losses and interest income recognized on non-accrual loans were $10.2 million and $1.5 million, respectively, for the year ended December 31, 2014 compared to $34.1 million and $14.5 million during the same 2013 period, respectively.  The significant loan loss recoveries and interest income for the year ended December 31, 2013 relate to a settlement with a borrower which resulted in reversals of previously charged-off commercial loans of $20.1 million and interest income recoveries of $13.6 million.

Equity earnings from BBX Capital’s investment in Woodbridge were $25.3 million for the year ended December 31, 2014 compared to $13.5 million during the same 2013 period.  Equity earnings in Woodbridge from the year ended December 31, 2013 were from the date of the investment (April 2, 2013) through December 31, 2013.

BBX reportable segment improvement in income (loss) from continuing operations for the year ended December 31, 2013 compared to the same 2012 period resulted primarily from significant loan loss recoveries during 2013, equity earnings from BBX Capital’s investment in Woodbridge and lower selling, general and administrative expenses as well as a decline in impairments on loans held-for-sale and real estate.

Selling, general and administrative expenses declined from $48.1 million for the year ended December 31, 2012 to $23.5 million for the same 2013 period.  The decline in expenses was due primarily to the reduction in the BBX segment’s cost structure as a result of the sale of BankAtlantic and the elimination of BankAtlantic’s general corporate overhead, which was included in its entirety during the seven months ended July 31, 2012.  As a consequence, occupancy and employee compensation and benefit expenses were reduced by $11.3 million for the year ended December 31, 2013 compared to the same 2012 period.

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

FAR Segment

The FAR reportable segment income from continuing operations declined by $16.8 million for the year ended December 31, 2014 compared to the same 2013 period.  The $16.8 million reduction in income from continuing operations resulted primarily from an increase in the provision for loan losses and higher impairments during the year ended December 31, 2014 compared to the same 2013 period.  The above reductions in income from continuing operations during the year ended December 31, 2014 were partially offset by lower operating expenses and a lower priority return on BB&T’s preferred interest in FAR.

For the year ended December 31, 2014, FAR’s provision for loan losses was $3.0 million compared to $9.7 million of recoveries for the year ended December 31, 2013.  During the year ended December 31, 2014, FAR recognized $2.7 million of consumer loan charge-offs resulting from the transfer of performing second-lien consumer loans to loans held-for-sale and $1.7 million of commercial real estate loan charge-offs resulting from updated valuations.  Also during the year ended December 31, 2014, FAR recognized $8.6 million of impairments on two student housing rental facilities in Tallahassee, Florida.  The student housing impairments were partially offset by $1.6 million of loans held-for-sale valuation allowance recoveries mainly due to loan repayments, short sales and updated valuations.  Asset impairments for the year ended December 31, 2013 were $4.5 million.

The lower operating expenses for the year ended December 31, 2014 compared to the same 2013 period primarily reflect a decline in foreclosure expenses and asset servicing fees resulting from a significant decrease in the number of loans and real estate in the portfolios serviced by third parties.  The lower priority return on BB&T’s preferred interest reflects a significant decline in the outstanding balance of BB&T’s preference amount in FAR which was reduced from $68.5 million as of December 31, 2013 to $12.3 million as of December 31, 2014.

The FAR reportable segment improvement in income (loss) from continuing operations for the year ended December 31, 2013 compared to the same 2012 period resulted primarily from loan loss recoveries of $9.7 million and gains on the sales of assets of $3.2 million partially offset by $4.5 million of asset impairments.

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

Asset impairments during the year ended December 31, 2013 consisted of a $2.0 million impairment on an office warehouse property based on an updated valuation and a $1.6 million increase in loans held-for-sale valuation allowances.  The increase in the valuation allowance for loans held-for-sale resulted from a decline in small business loan valuations.

Renin Reportable Segment

Renin’s loss from continuing operations during the year ended December 31, 2014 included a $0.7 million loss on foreign currency exchange and $0.9 million of costs associated with the consolidation of manufacturing facilities in Canada.  The loss on foreign currency exchange resulted primarily from a devaluation of the Canadian dollar compared to the U.S. dollar during the year ended December 31, 2014.

Renin’s loss from continuing operations for the two months ended December 31, 2013 included $1.0 million of acquisition related costs offset by a $1.0 million bargain purchase gain.  Management believes that it was able to acquire Renin for a bargain purchase gain because Renin Corp. was a distressed company.

Sweet Holdings Reportable Segment

Sweet Holdings income from continuing operations includes a $1.2 million bargain purchase gain from the Helen Grace acquisition.  Management believes that it was able to acquire Helen Grace for a bargain purchase gain because Helen Grace was a division of a larger company that made a strategic decision to divest chocolate manufacturing activities.

Benefit for Income Taxes

The $3.1 million benefit for income taxes represents the reduction in BBX Capital’s deferred tax valuation allowance as a result of the net taxable temporary differences that Sweet Holdings recognized in its 2014 Acquisitions.

Results of Discontinued Operations

BankAtlantic had five reporting units which each reflected a component of the BankAtlantic entity and was the lowest level for which cash flows could be clearly distinguished, operationally and for financial reporting purposes.  BBX Capital determined that the Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  The Company sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T upon consummation of the BB&T Transaction on July 31, 2012.  BBX Capital did not continue in any material respect any activities of or have any continuing involvement with these reporting units.

Income from BBX Capital’s discontinued operations for the year ended December 31, 2012 was as follows (in thousands):

2012
Net interest income	$37,384
Provision for loan losses	(18,383)
Gain on the sale of BankAtlantic	290,642
Non-interest income	37,234
Non-interest expense	(61,634)
Income from discontinued operations
before provision for income taxes	285,243
Provision for income taxes	(21,005)
Income from discontinued operations	$264,238

Provision for income taxes

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations or accumulated other comprehensive loss.  However, an exception to the general rule exists when there is a pre-tax loss from continuing operations and pre-tax income from other categories.  In such instances, income from other categories is used to offset the current loss from continuing operations resulting in such offset being reflected in continuing operations.  The offset is limited to the lower of income from other categories or the loss from continuing operations.  As a consequence, BBX Capital recognized a continuing operation benefit for income taxes for the year ended December 31, 2012 in the amount of $18.7 million. The discontinued operations provision for income taxes represents the $18.7 million benefit in continuing operations for the year ended December 31, 2012 plus $2.3 million of additional provision for income taxes included in other comprehensive income that was transferred to discontinued operations as a result of the sale of BankAtlantic.

BBX Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX segment (in thousands):

	For the Year Ended
	Ended December 31,			Change	Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Interest income	$1,515	14,490	18,312	(12,975)	(3,822)
Net gains on sales of assets	3,651	3,525	5,551	126	(2,026)
Income from real estate operations	2,933	2,743	3,798	190	(1,055)
Other revenues	674	1,304	607	(630)	697
Total revenues	8,773	22,062	28,268	(13,289)	(6,206)
Interest expense	815	1,774	9,577	(959)	(7,803)
Real estate operating expenses	3,298	3,681	5,442	(383)	(1,761)
Selling, general and administrative expenses	27,402	23,451	48,074	3,951	(24,623)
Total costs and expenses	31,515	28,906	63,093	2,609	(34,187)
Equity earnings in Woodbridge	25,282	13,461	-	11,821	13,461
Equity loss in unconsolidated joint ventures	(559)	-	-	(559)	-
Recoveries from loan losses	10,169	34,128	2,163	(23,959)	31,965
Asset impairments	(266)	(219)	(8,635)	(47)	8,416
Income (loss) before income taxes	11,884	40,526	(41,297)	(28,642)	81,823
Benefit for income taxes	-	-	(16,393)	-	16,393
BBX segment income (loss)	$11,884	40,526	(24,904)	(28,642)	65,430

Interest Income

The interest income during 2014 was mainly interest income recognized on a cash basis from non-accrual loans as well as $0.2 million of interest income recognized on advances to Sweet Holdings.  The interest income from Sweet Holdings was eliminated in consolidation.

The interest income during 2013 consisted primarily of $13.6 million of interest income recovered in connection with the repayment of non-accrual loans pursuant to a settlement agreement with respect to litigation between CAM and Daniel S. Catalfumo and certain members of his family and affiliated entities described below.  The remaining interest income recognized during 2013 was interest income recognized on a cash basis from non-accrual loans.

The interest income during 2012 includes the interest income earned on $297 million of BankAtlantic’s commercial loans acquired by BB&T for the seven months ended July 31, 2012 and the interest income earned on $223.8 million of BankAtlantic’s commercial loans that were transferred to FAR in connection with the sale of BankAtlantic in the BB&T Transaction as of July 31, 2012.

Net gains on the sales of assets

The net gains on the sales of assets during the years ended December 31, 2014, 2013 and 2012 were primarily gains on the sales of real estate properties.

Included in net gains on the sales of assets during the year ended December 31, 2014 was a $2.5 million gain on the sale of one property.

Included in net gains on the sales of assets during the year ended December 31, 2013 was a $1.5 million gain from the sale of rental property, a $1.0 million gain on the sale of a storage facility and a $0.6 million gain on the sale of a held-for-sale commercial real estate loan.

The net gains on the sales of assets during the year ended December 31, 2012 primarily represents the sale of two BankAtlantic properties retained by BBX in the BB&T Transaction for a $5.6 million gain.  The properties were acquired by BankAtlantic for branch and back office facilities expansion.

Income from Real Estate Operations

Income from real estate operations consists primarily of rental income from foreclosed properties.  The increase in income from real estate operations during the year ended December 31, 2014 reflects an increase in the number of income producing foreclosed properties which resulted in higher rental income during 2014 compared to 2013.  The decrease in real estate revenue during the year ended December 31, 2013 compared to the 2012 year reflects sales of rental properties during 2013.

Other revenues

Other revenues during the year ended December 31, 2014 consisted of $0.4 million of office facilities revenues from BFC and $0.2 million management fees from Sweet Holdings. The Sweet Holdings management fees were eliminated in consolidation.

Other revenues for the year ended December 31, 2013 consist primarily of $0.7 million of recoveries on loans in excess of contractual principal and $0.2 million of deposit overdraft recoveries associated with the charged off deposit overdraft portfolio retained in the BB&T Transaction.

Other revenues for the year ended December 31, 2012 primarily represented equity earnings of $281,000 from the trusts formed to issue the TruPS, deposit overdraft recoveries and retention of a $67,000 non-refundable deposit associated with a contract to sell a real estate property. The equity earnings during the year ended December 31, 2012 represented seven months of activity as the trusts were acquired by BB&T as of July 31, 2012 in connection with the assumption by BB&T of all of the Company’s TruPS obligation upon consummation of the BB&T Transaction.

Interest expense

Interest expense for the year ended December 31, 2014 resulted from $0.6 million of interest expense recognized on the Woodbridge promissory note and $0.2 million of interest expense recognized on the Florida Community Bank mortgage.  The $8.3 million Florida Community Bank mortgage was assumed by the Hialeah Communities joint venture in June 2014.

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

Interest expense for the years ended December 31, 2012 relates to interest expense recognized on the TruPS assumed by BB&T upon consummation of the BB&T Transaction.

Real Estate Operating Expenses

Real estate operating expenses for the years ended December 31, 2014, 2013 and 2012 represent real estate taxes, insurance and holding costs associated with real estate acquired through foreclosure.  The decline in real estate operating expenses for the year ended December 31, 2014 compared to 2013 resulted primarily from lower real estate taxes associated with properties transferred to real estate joint ventures.

Selling, general and administrative expenses consisted of the following (in thousands):

	For the Year Ended			Change	Change
	December 31,			2014 vs	2013 vs
	2014	2013	2012	2013	2012
Employee compensation and benefits	$15,358	14,231	21,920	1,127	(7,689)
Occupancy and equipment	1,075	992	4,622	83	(3,630)
Professional fees	7,883	6,226	14,733	1,657	(8,507)
Other	3,086	2,002	6,799	1,084	(4,797)
Total selling, general and administrative expenses	$27,402	23,451	48,074	3,951	(24,623)

BankAtlantic’s general corporate overhead was included in its entirety in BBX’s selling, general and administrative expense for the seven months ended December 31, 2012.  BBX’s cost structure significantly changed as a result of the reduction in general overhead associated with the consummation of the BB&T Transaction.

Employee Compensation and Benefits

The increase in employee compensation and benefits expense during the year ended December 31, 2014 compared to 2013 resulted primarily from a $1.2 million increase in share based compensation resulting primarily from the granting of 430,000 and 396,082 shares of Class A restricted common stock in October 2013 and 2014, respectively.

The decrease in employee compensation and benefits expense during the year ended December 31, 2013 compared to 2012 was due primarily to the reduction in BBX’s cost structure as a result of the sale of BankAtlantic.

Occupancy and Equipment

The significant decline in occupancy and equipment expense during the year ended December 31, 2013 compared to 2012 was due primarily to the relocation of the Company’s corporate headquarters and the elimination of BankAtlantic’s general corporate overhead.

Professional fees

The increase in professional fees during the year ended December 31, 2014 compared to 2013 resulted primarily from higher legal and consulting fees associated with the termination of the merger agreement with BFC and the SEC civil action trial which commenced on November 3, 2014 and lasted six weeks.

The decrease in professional fees during the year ended December 31, 2013 compared to 2012 resulted primarily from legal costs during 2012 associated with litigation instituted by certain TruPS holders and trustees in connection with the BB&T Transaction which was resolved during 2012.

Other

The increase in other expenses for the year ended December 31, 2014 compared to 2013 resulted primarily from $0.6 million of acquisition related costs incurred in connection with the BBX Sweet Holdings acquisitions.

The decline in other expenses during the year ended December 31, 2013 compared to 2012 resulted from lower operating expenses associated with the sale of BankAtlantic.

Asset Impairments

Asset impairments during the year ended December 31, 2014 reflect valuation allowance adjustments on real estate.

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

(Recoveries from) provision for loan losses

Changes in the allowance for loan losses were as follows (in thousands):

	For the Year Ended December 31,
Allowance for Loan Losses:	2014	2013	2012	2011	2010
Balance, beginning of period	$954	1,309	129,887	162,139	187,218
Charge-offs :
Commercial real estate	-	(913)	(54,189)	(43,266)	(107,994)
Commercial non-real estate	(1,939)	-	(15,667)	(8,205)	(996)
Discontinued operations	-	-	(22,699)	(60,278)	(65,661)
Total Charge-offs	(1,939)	(913)	(92,555)	(111,749)	(174,651)
Recoveries
Commercial real estate	11,032	24,753	3,882	1,272	1,661
Commercial non-real estate	122	9,933	893	1,140	716
Discontinued operations	-	-	4,474	5,447	2,834
Total recoveries	11,154	34,686	9,249	7,859	5,211
Net recoveries (charge-offs)	9,215	33,773	(83,306)	(103,890)	(169,440)
(Recovery from) provision
for loan losses	(10,169)	(34,128)	(2,163)	37,874	91,455
Transfer of allowance for
loan losses to FAR	-	-	(6,691)	-	-
Transfers to held for sale	-	-	(48,645)	-	-
Discontinued operations
provision	-	-	12,227	33,764	52,906
Balance, end of period	$-	954	1,309	129,887	162,139

Discontinued operations represents the activity in the allowance for loan losses associated with the Community Banking and Capital Services reporting units.

The commercial non-real estate loan charge-off during the year ended December 31, 2014 related to one commercial non-mortgage business loan.

The commercial real estate charge-offs during the year ended December 31, 2013 related to three commercial real estate loans. Two of the loans were charged down $0.5 million in the aggregate due to updated valuations and the other loan was charged down by $0.4 million in connection with a short sale.

Commercial real estate loan charge-offs during the year ended December 31, 2012 included $46.7 million of charge-offs related to previously established specific valuation allowances.  BBX charged-off specific valuation allowances on collateral dependent loans during the first quarter of 2012 in accordance with OCC guidance.

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

The commercial real estate and non-real estate loan recoveries during the year ended December 31, 2014 resulted primarily from $6.1 million of cash collected on certain previously charged-off loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction, $1.6 million of recoveries from non-accrual loan payoffs, $1.4 million of property tax refunds on a charged off commercial land loan and a $1.9 million recovery from the transfer of a commercial land loan to real estate held-for-investment.

The commercial real estate and non-real estate loan recoveries during the year ended December 31, 2013 relate primarily to the repayment of non-accrual loans pursuant to the Catalfumo settlement agreement which resulted in reversals of previously charged-off commercial real estate and commercial non-real estate loans of $10.2 million and

$9.9 million, respectively.  Additionally, CAM foreclosed on a residential commercial real estate property resulting in an $11.0 million recovery as the fair value of the collateral based on an updated valuation was greater than the recorded investment of the loan.  The remaining recoveries during the year ended December 31, 2013 resulted primarily from cash collected on certain previously charged-off loans and related judgments and recoveries from foreclosures as the fair value of the underlying collateral less cost to sell was greater than the recorded investment on certain loans.

The commercial real estate loan recoveries during the years ended December 31, 2012 resulted primarily from foreclosures as the fair value of the properties less cost to sell was higher than the recorded investment in the loans reflecting what management believed to be improvements in property valuations subsequent to the charge down of the foreclosed loans.

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

	December 31, 2014			December 31, 2013			December 31, 2012
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial non-mortgage	$-	-	16.85%	$954	28.64%	19.58%	$1,309	19.73%	12.15%
Commercial real estate	-	-	83.15	-	-	80.42	-	-	87.85
Discontinued operations	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$-	-	100.00	$954	5.61	100.00	$1,309	5.04	100.00

	December 31, 2011			December 31, 2010
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	ALL	Loans
	by	in each	to gross	by	to gross	by
	category	category	loans	ALL	loans	category
Commercial non-mortgage	$17,192	14.55%	4.59%	$10,786	7.95%	4.27%
Commercial real estate	66,269	9.74	26.42	83,859	9.37	28.15
Discontinued operations	46,426	2.61	68.99	67,494	3.14	67.58
Total allowance for loan losses	$129,887	5.04	100.00	$162,139	5.10	100.00

Included in the allowance for loan losses in the above table were specific valuation allowances as follows (in thousands):

	December 31,
	2014	2013	2012	2011	2010
Commercial non-real estate	$-	954	784	15,408	9,850
Commercial real estate	-	-	-	52,582	62,986
Discontinued operations	-	-	-	9,257	16,761
Total	$-	954	784	77,247	89,597

The allowance for loan losses at December 31, 2013 consisted primarily of specific valuation allowances on two commercial non-real estate loans with an aggregate recorded investment of $3.0 million.  As of December 31, 2014, there was no allowance for loan losses assigned to the $7.9 million balance of BBX’s loans receivable as the loans are collateral dependent and were charged down to the fair value of the collateral less cost to sell.

The decrease in the allowance for loan losses at December 31, 2012 compared to the prior periods resulted primarily from the charge-off of specific valuation allowances on collateral dependent loans as well as from the transfer of $1.8 billion of loans and $46.3 million of related allowance for loan losses to BB&T in connection with the sale of BankAtlantic.  The reduction in allowance for loan losses to gross loans in each category also reflects the charge-off of $65.7 million of the specific valuation allowances and the fact that a higher percentage of the loans which were retained by the Company in the BB&T Transaction were non-performing and/or collateral dependent.  An allowance for loan losses was not established for those collateral dependent loans as these loans were instead charged-down to the fair value of the collateral less cost to sell.  The specific valuation allowance as of December 31, 2012 reflects impaired loans measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.

At the indicated dates, BBXs non-accrual loans, loans contractually past due 90 days or more and still accruing and troubled debt restructured loans were as follows (in thousands):

		As of December 31,
		2014	2013	2012	2011	2010
NON-ACCRUAL LOANS
Commercial real estate		$4,433	11,526	45,784	177,390	228,343
Commercial non-mortgage		1,326	3,331	3,362	20,120	17,659
Discontinued operations		-	-	-	96,075	115,173
Total non-accrual loans		5,759	14,857	49,146	293,585	361,175
Total non-accrual loans as
a percentage of:
Total assets	%	2.40	6.30	28.13	7.98	8.01
Loans	%	73.17	87.35	95.68	11.39	11.36

TOTAL ASSETS		$240,206	235,841	174,691	3,678,119	4,509,433
TOTAL LOANS		7,871	17,009	51,364	2,578,096	3,180,317
Allowance for loan losses		$-	954	1,309	129,887	162,139
OTHER ACCRUING IMPAIRED
LOANS
Contractually past due 90 days
or more (1)		$-	-	-	80	-
Performing impaired loans (2)		-	-	-	-	11,880
Troubled debt restructured loans		-	-	-	116,954	96,006
TOTAL OTHER ACCRUING
IMPAIRED LOANS		$-	-	-	117,034	107,886

LOANs HELD- FOR-SALE		$-	-	4,696	55,602	29,766

(1)	The borrowers continue to make payments under the matured loan agreement or the loan had sufficient collateral to prevent loss.
(2)

BBX believed that it would ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not have been in accordance with the contractual terms of the loan agreement.

Troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,
	2014		2013		2012
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Total	$5,759	-	6,865	-	10,632	-
Held-for-sale	$-	-	-	-	304	-

The reduction in non-accrual loans as of December 31, 2014 compared to December 31, 2013 resulted primarily from a $3.3 million loan payoff, the foreclosure of a loan with an carrying value of $2.7 million, $1.7 million of principal payments and a $1.9 million charge-off on a commercial non-mortgage loan.

The reduction in non-performing loans as of December 31, 2013 compared to December 31, 2012 resulted primarily from the foreclosure of four properties with an aggregate loan recorded investment of $35.1 million as of December 31, 2012. BBX’s loans as of December 31, 2013 were generally collateral dependent loans and in the process of foreclosure.

The following table shows BBX’s real estate held-for-sale and real estate held-for-investment grouped by the following classifications (in thousands):

	As of December 31,
	2014	2013
Real estate held-for-investment:
Land	$56,461	75,333
Rental properties	-	15,705
Other	789	789
Total real estate held-for-investment	$57,250	91,827

Real estate held-for-sale:
Land	$27,661	10,307
Rental properties	-	-
Residential single-family	327	-
Total real estate held-for-sale	$27,988	10,307
Total Real Estate	$85,238	102,134

Management segregated its real estate portfolio into real estate held-for-sale and real estate held-for-investment. Real estate held-for-sale are properties that were available for immediate sale in their present condition and real estate held-for-investment are properties that are not available for immediate sale as BBX is generally holding these properties to enhance the sales proceeds through renovations, management pursing joint venture opportunities, potential development, or management’s decision to retain the property in anticipation of appreciation in market value in subsequent periods.  Management, at its discretion, may transfer real estate held-for-investment to real estate held-for-sale when the property is available for immediate sale in its present condition.

Land parcels with an aggregate carrying value of $8.1 million were transferred from real estate held-for-investment to real estate held-for-sale during the year ended December 31, 2014 based on improving real estate market conditions in the area where the properties were located.  In addition, BBX sub-divided property owned in the proposed Bonterra Communities (formerly Hialeah Communities) into three parcels.  One of the parcels with a carrying value of $13.9 million was transferred to real estate held-for-sale from real estate held-for-investment – Land upon the execution of an asset purchase agreement with a third party developer. Another land parcel in the Bonterra project with a carrying value of $11.5 million was transferred to the Hialeah Communities joint venture as an initial capital contribution.  Also, BBX foreclosed on land with a carrying value of $4.6 million during the year ended December 31, 2014 and purchased land and incurred land development costs aggregating $4.8 million.

The decline in real estate held-for-investment rental properties reflects the contribution of a $4.8 million property to the PGA Design Holdings joint venture for $2.9 million in cash and a 40% interest in the joint venture. In addition, a rental property with a carrying value of $10.8 million was subdivided resulting in a building with a carrying value of $6.1 million was transferred to real estate held-for-sale and land with a $4.7 million carrying value transferred to land held-for-investment during the year ended December 31, 2014.

The increase in real estate held-for-sale primarily resulted from the transfer of real estate held-for-investment to real estate held-for-sale, and the purchase of $2.3 million of properties.  The above increases in real estate held-for-sale were partially offset by $12.3 million of real estate sales.

FAR Segment Results of Operations

FAR commenced operations on August 1, 2012. The following table is a condensed income statement summarizing the results of operations of the FAR reportable segment (“FAR”) for the year ended December 31, 2014, and 2013 and from August 1, 2012 through December 31, 2012 (in thousands):

			From
			Inception
	For the Year Ended		Through
	December 31,			Change	Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Interest income	$3,907	9,847	3,610	(5,940)	6,237
Net gains on sales of assets	1,876	3,203	1,136	(1,327)	2,067
Income from real estate operations	2,583	1,418	389	1,165	1,029
Other	1,859	2,071	-	(212)	2,071
Total revenues	10,225	16,539	5,135	(6,314)	11,404
BB&T’s priority return in FAR distributions	775	3,397	2,467	(2,622)	930
Real estate operating expenses	2,998	2,126	454	872	1,672
Selling, general and administrative expenses	5,349	8,131	2,273	(2,782)	5,858
Total costs and expenses	9,122	13,654	5,194	(4,532)	8,460
(Provision for) recoveries from loan losses	(3,014)	9,737	(4,568)	(12,751)	14,305
Asset impairments	(6,749)	(4,489)	(1,296)	(2,260)	(3,193)
(Loss) income from continuing operations
before income taxes	(8,660)	8,133	(5,923)	(16,793)	14,056
Provision (benefit) for income taxes	-	20	(2,351)	(20)	2,371
Net (loss) income	$(8,660)	8,113	(3,572)	(16,773)	11,685

Interest Income

The decline in interest income for the year ended December 31, 2014 compared to 2013 reflects lower accruing loan balances due primarily to loan repayments and loan sales. Accruing loans declined from $115.1 million as of December 31, 2012 to $16.1 million at December 31, 2014.

FAR’s interest income for the year ended December 31, 2014 resulted primarily from $1.7 million and $0.9 million of commercial and residential loan interest income, respectively.  The remaining interest income was from the small business, consumer and tax certificate portfolios in the amount of $0.7 million, $0.4 million and $0.2 million, respectively.

FAR’s interest income for the year ended December 31, 2013 resulted primarily from $7.1 million and $1.2 million of commercial and residential loan interest income, respectively.  The remaining interest income was from the small business, consumer and tax certificate portfolios in the amount of $0.9 million, $0.5 million and $0.1 million, respectively.  Included in commercial loan interest income were recoveries of $1.9 million from the payoff of two nonaccrual loans.

FAR’s interest income during the five months ended December 31, 2012 resulted primarily from $2.9 million of commercial loan interest income with the balance from small business, consumer and residential loans.

Net gains on the sales of assets

The gains on sales of assets for the year ended December 31, 2014 resulted from the sale of first lien consumer and residential loans for a $0.6 million gain as well as $1.3 million of net gains on sales of various real estate properties.

Net gains on sales of assets during the year ended December 31, 2013 included $0.9 million of gains associated with the sale of tax certificates and a $1.0 million gain on the sale of a storage facility included in property and equipment.  The remaining gains on sales of assets were associated with gains from the sales of real estate properties.

Net gains on sales of assets during the five month period ended December 31, 2012 represents the gain on the sale of a $4.6 million loan.

Income from Real Estate Operations

Income from real estate operations during the years ended December 31, 2014, 2013 and the 2012 five month period consisted primarily of rental income from non-residential commercial properties.

The income from real estate operations for the years ended December 31, 2014 and 2013 resulted primarily from two student housing facilities that FAR acquired through settlements with borrowers in September 2013 and January 2014

Other Revenues

Other revenues for the year ended December 31, 2014 consisted mainly of $1.2 million of rental income from a public storage operating facility that was acquired through foreclosure in April 2013 and $0.6 million of income associated with a foreclosed loan.

Other revenues during the year ended December 31, 2013 included $0.9 million of other revenues from loan transfers to real estate and $0.7 million of rental income from the public storage operating facilities acquired in April 2013.

Priority return in FAR distributions

Priority return in FAR distributions during the year ended December 31, 2014 and 2013 and the five months ended December 31, 2012 represents the priority return associated with the preferred membership interests in FAR. BBX’s 5% share of the priority distribution of $39,000, $170,000 and $118,000 were eliminated in consolidation, respectively.  The priority return is LIBOR + 200 basis points per annum on the unpaid preferred membership interest preference amount.  The preferred membership interest preference amount was reduced from $300 million as of August 1, 2012 to $72.1 million as of December 31, 2013 to $13.0 million as of December 31, 2014.  FAR utilized cash receipts primarily from loan repayments and the sales of assets to repay the preference amount and fund the priority return.  As of December 31, 2014, BB&T and BBX’s preferred membership interest preference amount in FAR was $12.3 million and $0.7 million, respectively, compared to $196.9 million and $10.3 million, respectively, as of December 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following (in thousands):

			From
			Inception
	For the Year Ended		Through
	December 31,			Change	Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Employee compensation and benefits	$593	206	-	387	206
Occupancy and equipment	988	698	-	290	698
Professional fees	695	946	488	(251)	458
Other	705	830	-	(125)	830
Asset servicing expenses	1,630	2,631	622	(1,001)	2,009
Foreclosure expenses	738	2,820	1,163	(2,082)	1,657
Total selling, general and administrative expenses	$5,349	8,131	2,273	(2,782)	5,858

Employee compensation and benefits as well as occupancy and equipment and other expenses for the year ended December 31, 2014 and 2013 relate primarily to the operations of a public storage rental facility that was acquired through foreclosure in April 2013.  The higher employee compensation and benefits and the lower other expenses during 2014 reflect the management of the storage facility by a third party management company through October 31, 2013.

Professional fees for the year ended December 31, 2014 and 2013 and the five months ended December 31, 2012 consisted primarily of legal fees in connection with foreclosure and loan collection activities.  Professional fees also include the pursuit of deficiency judgments on charged off loans.  The decline in professional fees for the year ended December 31, 2014 compared to 2013 reflects a significant decrease in the number of loans in the portfolio.

Asset servicing expenses for the years ended December 31, 2014 and 2013 and the five months ended December 31, 2012 were fees to third party management companies who service FAR’s loans and real estate.  The significant decline in asset servicing costs reflects loan repayments and sales, real estate liquidations and the renegotiation of the servicing contract at lower rates as well as the transferring of servicing of FAR’s commercial loans and real estate from the third party servicer to CAM.  FAR had $130.7 million of loans and real estate serviced by third parties as of December 31, 2013 compared to $43.1 million as of December 31, 2014.

Foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans in foreclosure. The significant decline in foreclosure expense for the year ended December 31, 2014 compared to 2013 reflects $0.8 million of bankruptcy trustee and accounting fees associated with the foreclosure of two related properties during 2013 and a decision to pay delinquent real estate taxes on residential loans during 2013.

Asset Impairments

Asset impairments for year ended December 31, 2014 resulted primarily from $8.6 million of impairments on two student housing rental facilities in Tallahassee, Florida.  The impairments reflect a decline in occupancy rates and rents per unit.  The student housing impairments were partially offset by $1.6 million of loans held-for-sale valuation allowance recoveries mainly due to loan repayments, short sales and updated valuations.

Asset impairments during the year ended December 31, 2013 consisted of $2.7 million of net impairments on real estate due to updated valuations, a $1.6 million increase in the loans held-for-sale valuation allowance and a $0.2 million increase in the provision for tax certificate losses.  The real estate impairments resulted primarily from a $2.0 million impairment on an office warehouse property based on an updated valuation. The increase in the valuation allowance for loans held-for-sale resulted from a decline in small business loan valuations.

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

The activity in the allowance for loan losses during the years ended December 31, 2014, December 31, 2013 and the five month period ended December 31, 2012 was as follows (in thousands):

			From Inception
	For the Years Ended		Through
	December 31,
Allowance for Loan Losses:	2014	2013	2012
Balance, beginning of period	$1,759	4,002	6,691
Charge-offs :
Commercial non-real estate	-	-	(3,570)
Commercial real estate	(1,900)	(3,063)	(1,497)
Small business	-	-	(1,524)
Consumer	(3,345)	(2,516)	(2,280)
Residential	(5)	(4,375)	(1,939)
Total Charge-offs	(5,250)	(9,954)	(10,810)
Recoveries of loans previously charged-off	1,454	17,448	3,553
Net (charge-offs) recoveries	(3,796)	7,494	(7,257)
Provision (recoveries) for loan losses	3,014	(9,737)	4,568
Balance, end of period	$977	1,759	4,002

The transfer of the loans to FAR under the BB&T Transaction was accounted for at historical cost as it was a transaction between entities under common control.  The allowance for loan losses associated with the transferred loans was $6.7 million at the transfer date (August 1, 2012).

Commercial real estate charge-offs during the year ended December 31, 2014 related primarily to updated valuations on collateral dependent loans.

Consumer loan charge-offs reflect $2.7 million of charge-offs associated with the transfer of performing second lien consumer loans to loans held-for-sale and $0.7 million of charge-offs due to initial charge downs on loans past due greater than 120 days and first lien foreclosures.

The recoveries on loans previously charged off reflect $0.8 million of consumer loan recoveries including one loan with a $0.7 million recovery.  The remaining recoveries were from principal payments upon the sale of charged off properties and payments on non-accrual loans.

Commercial real estate charge-offs during the year ended December 31, 2013 related primarily to updated valuations on collateral dependent loans.  Consumer and residential loan charge-offs mainly reflect the $3.3 million and $0.7 million of charge-offs on residential and consumer loans, respectively, upon the transfer of the loans to loans held-for-sale.  The remaining charge-offs reflect updated valuations on non-accrual loans and initial charge downs on loans past due greater than 120 days.

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

The composition of FAR’s loans receivable at the indicated dates was as follows (in thousands):

		As of
		December 31,			August 1,
		2014	2013	2012	2012
NON-ACCRUAL LOANS
Residential		$-	53	44,622	38,493
Commercial real estate		10,031	34,014	94,167	87,239
Commercial non-mortgage		-	-	-	1,138
Small business		-	-	-	3,352
Consumer		1,990	2,972	7,859	8,552
Total non-accrual loans (1)		$12,021	37,039	146,648	138,774
Total non-accrual loans as
a percentage of:
Total assets	%	12.39	22.30	49.54	35.12
Total loans	%	60.26	63.94	59.49	47.20
TOTAL ASSETS		$97,024	166,114	296,012	395,136
TOTAL LOANS		$19,950	57,930	246,510	294,027
Allowance for loan losses		$977	1,759	4,002	6,691
OTHER ACCRUING IMPAIRED
LOANS
Troubled debt restructured loans		$456	5,112	43,519	71,942
LOANS HELD-FOR-SALE		$35,422	53,846	20,052	35,035

(1)  Includes $8.9 million, $30.5 million, $88.6 million and $80.7 million of troubled debt restructured loans as of December 31, 2014, December 31, 2013, December 31, 2012 and August 1, 2012.

The significant decline in residential loans as of December 31, 2013 compared to December 31, 2012 resulted primarily from the transfer of $34.3 million of residential loans to loans held-for-sale as of December 31, 2013.  The remaining reduction reflects the liquidation of non-accrual residential loans through short sales and loan foreclosures.

The decline in commercial real estate non-accrual loans from December 31, 2014 compared to December 31, 2013 resulted primarily from the foreclosure of a $10.9 million student housing facility in Tallahassee, Florida and the payoff of three non-accrual loans with an aggregate balance of $9.7 million.

The decline in commercial real estate non-accrual loans as of December 31, 2013 compared to December 31, 2012 resulted primarily from loan payoffs and foreclosures of $28.2 million and $33.7 million, respectively.

The increase in commercial real estate non-accrual loans during the five months ended December 31, 2012 resulted primarily from two student housing loans with an aggregate recorded investment of $21.9 million transferring to non-accrual during the five month period, partially offset by a $4.6 million pay-down of a commercial land loan and commercial real estate loan foreclosures.

The reduction in non-accrual commercial non-mortgage loans from August 1, 2012 resulted from the charge-off of an asset-based loan as a result of the borrower ceasing business operations.

The decline in consumer non-accrual loans as of December 31, 2014 compared to December 31, 2013 primarily resulted from charge-offs and principal repayments.

The decline in consumer non-accrual loans as of December 31, 2013 compared to December 31, 2012 reflects the transfer of $2.7 million of first lien consumer loans to loans held-for-sale.  The remaining reduction in consumer loan balances was mainly due to charge-offs and secondarily to loan repayments.

The reduction in small business non-accrual loans resulted mainly from the transfer of the entire small business loan portfolio to loans held-for-sale as of September 30, 2012 and the foreclosure of $0.8 million of loans during the period.

The increase in non-accrual residential loans during the five months ended December 31, 2012 resulted from the transfer of $14.2 million of non-performing residential loans from loans held-for-sale to loans held-for-investment.   The increase was partially offset by the liquidation of residential loans through short sales and loan foreclosures.

FAR’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,						As of August 1,
	2014		2013		2012		2012
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$8,558	-	29,597	-	81,603	31,633	75,689	54,504
Small business	-	-	-	-	-	-	1,637	5,733
Consumer	316	456	857	5,112	1,438	8,191	1,577	9,833
Residential	-	-	29	-	5,525	3,695	1,838	1,872
Total	$8,874	456	30,483	5,112	88,566	43,519	80,741	71,942
Held-for-sale	$1,825	7,466	7,531	5,408	3,406	4,881	24,549	-

FAR’s accruing troubled debt restructured loans (“TDR”) at December 31, 2014, 2013, 2012 and August 1, 2012 consisted of loans where the borrowers were in compliance with the loan’s modified terms.  The decline in non-accrual TDR commercial loans as of December 31, 2014 compared to December 31, 2013 resulted from loan foreclosures and payoffs. The decline in accruing TDR commercial loans as of December 31, 2013 compared to December 31, 2012 resulted from loan payoffs.  The decline in consumer TDR accruing loans as of December 31, 2014 compared to December 31, 2013 resulted primarily from the transfer of current second lien consumer loans to loans held-for-sale.  The decline in small business, residential and consumer TDR accruing loans as of December 31, 2013 compared to December 31, 2012 resulted mainly from loans transferring to loans held-for-sale.

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

	December 31, 2014			December 31, 2013			December 31, 2012
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial non-real estate	$-	-%	-%	$-	-%	-	$427	7.95%	2.20%
Commercial real estate	107	0.61	88.44	227	0.46	85.03	2,207	1.33	68.31
Small business	-	-	-	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	0.09	107	0.20	22.54
Consumer	870	37.73	11.56	1,532	17.78	14.88	1,261	7.46	6.95
Total allowance for loan losses	$977	4.90%	100.00%	$1,759	3.04%	100.00%	4,002	1.65%	100.00%

				August 1, 2012
					ALL	Loans
					to gross	by
				ALL	loans	category
				by	in each	to gross
				category	category	loans
Commercial non-real estate				$706	3.05%	7.65%
Commercial real estate				4,224	2.12	66.10
Small business				1,115	5.15	7.17
Residential real estate				239	0.63	12.51
Consumer				407	2.05	6.57
Total allowance for loan losses				$6,691	2.22%	100.00%

The decline in the allowance for loan losses for consumer loans as of December 31, 2014 compared to December 31, 2013 resulted primarily from the transfer of current second-lien consumer loans to loans held-for-sale.

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

Included in allowance for loan losses in the above table were specific valuation allowances. FAR’s specific valuation allowances by loan type were as follows (in thousands):

	December 31,	December 31,	December 31,	August 1,
	2014	2013	2012	2012
Commercial	$-	-	836	1,207
Small business	-	-	-	790
Total	$-	-	836	1,997

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

The following table shows FAR’s real estate held-for-sale and real estate held-for-investment grouped by the following classifications (in thousands):

	As of December 31,
	2014	2013
Real estate held-for-investment:
Land	$3,895	4,323
Rental properties	14,445	11,186
Total real estate held-for-investment	$18,340	15,509

Real estate held-for-sale:
Land	$5,844	7,961
Rental properties	1,748	6,168
Residential single-family	4,058	6,447
Other	2,095	3,088
Total real estate held-for-sale	$13,745	23,664
Total Real Estate	$32,085	39,173

Total real estate held-for-sale represents properties that are available for immediate sale and management intends to sell the properties in its present condition.  The change in real estate held-for sale balances resulted primarily from property sales.

Land held-for-investment consisted of two properties where management has decided to hold the properties for potential land value appreciation.

Rental properties held-for-investment at December 31, 2014 consisted of two student housing facilities that FAR intends to renovate before sale.  Rental properties held-for-sale at December 31, 2013 consisted of one student housing facility.

Renin Segment Results of Operations

		For the Year Ended	For the Two Months
(Dollars in thousands)		December 31, 2014	Ended December 31, 2013
Trade sales		$57,839	9,300
Cost of goods sold		(43,888)	(7,227)
Gross margin		13,951	2,073
Interest expense		551	144
Selling, general and administrative expenses		14,729	3,515
Bargain purchase gain		-	(1,001)
Loss on foreign currency exchange		715	356
Total costs and expenses		15,995	3,014
Loss before income taxes		(2,044)	(941)
Provision for income taxes		6	-
Net loss		$(2,050)	(941)
Gross margin percentage	%	24.12	22.29

Renin’s trade sales and gross margin as a percent of trade sales for the year ended December 31, 2014 were consistent with prior quarters during 2014.  The improvement in the gross margin from 22.29% during the two months end December 31, 2013 to 24.12% during the year ended December 31, 2014 reflects the consolidation of the Concord manufacturing facility into the Brampton facility and higher average trade sales volume during the year ended December 31, 2014 compared to the two months ended December 31, 2013.

Renin’s interest expense for the year ended December 31, 2014 includes $0.3 million of interest expense from the Bluegreen notes payable.  Renin refinanced the Bluegreen notes payable with a financial institution in June 2014 at lower interest rates and outstanding balances.  The decline in average notes payable balances resulted from the Company and BFC contributing $2.0 million and $0.5 million of capital, respectively, to repay a portion of the Bluegreen notes payable in connection with the refinancing transaction.

Included in selling, general and administrative expenses during the year ended December 31, 2014 were $0.9 million of costs associated with the consolidation of manufacturing facilities in Canada.  Renin also incurred $0.1 million of acquisition related expenses and $0.2 million of process improvement professional fees during the year ended December 31, 2014.

Included in selling, general and administrative expenses during the two months ended December 31, 2013 were $1.0 million of acquisition related costs incurred in connection with the Renin acquisition.

The $0.7 million loss on foreign currency exchange resulted primarily from the valuation of the Canadian dollar compared to the U.S. dollar during the year ended December 31, 2014.  The Canadian dollar to U.S. dollar exchange rate declined from 94.02 as of December 31, 2013 to 86.20 at December 31, 2014.

Sweet Holdings Segment Results of Operations

		For the Year Ended	For the One Month
(Dollars in thousands)		December 31, 2014	Ended December 31, 2013
Trade sales		$16,257	966
Cost of goods sold		(10,794)	(633)
Gross margin		5,463	333
Interest expense		440	24
Bargain purchase gain		(1,237)	-
Selling, general and administrative expenses		6,237	347
Total costs and expenses		5,440	371
Income before income taxes		23	(38)
Benefit for income taxes		(3,107)	-
Net income		$3,130	(38)
Gross margin percentage	%	33.60	34.47

Sweet Holdings results of operation for the year ended December 31, 2014 includes the activities of Hoffman’s and Williams and Bennett for the year ended December 31, 2014, and the activities of Jer’s, Helen Grace and Anastasia from their respective dates of acquisition, July 1, 2014, July 21, 2014 and October 1, 2014 through December 31, 2014.

Sweet Holdings results of operations for the year ended December 31, 2013 include the activities of Hoffman’s for the month of December 2013.

Interest expense for the year ended December 31, 2014 represents $0.2 million of interest expense from the $1.6 million Centennial Bank note and interest expense on promissory notes and holdback obligations associated with the Sweet Holdings acquisitions.  Also included in interest expense was $0.2 million of interest expense on BBX Capital advances to Sweet Holdings.  The interest expense on BBX Capital advances to Sweet Holdings was eliminated in consolidation. The interest expense for the one month ended December 31, 2013 represents interest expense on seller notes payable.

Sweet Holdings recognized a $1.2 million bargain purchase gain in connection with the Helen Grace acquisition. The bargain purchase gain represents the amount by which the fair value of identifiable net assets acquired exceeded the purchase consideration. Management believes that it was able to acquire Helen Grace for a bargain purchase gain because Helen Grace was a division of a larger company that made a strategic decision to divest chocolate manufacturing activities.

The $3.1 million benefit for income taxes represents the reduction in BBX Capital’s deferred tax valuation allowance as a result of the net taxable temporary differences that Sweet Holdings recognized in its 2014 Acquisitions.

BBX Capital Consolidated Financial Condition

BBX Capital’s total assets as of December 31, 2014 were $392.9 million compared to $431.1 million as of December 31, 2013.  The decline in total assets reflects the utilization of cash proceeds from loan repayments, loan sales and real estate sales to repay BB&T’s preferred interest in FAR. The changes in the components of total assets from December 31, 2013 to December 31, 2014 are summarized below:

•

Increase in cash resulting primarily from the proceeds of $42.3 million of net loan repayments, $42.7 million from the sales of real estate and loans and $31.8 million of dividends received from Woodbridge partially offset by $56.2 million of payments of BB&T’s preferred interest in FAR and $18.9 million of real estate joint venture investments and net cash outflows from the BBX Sweet Holdings acquisitions,

•

Decrease in loans held-for-sale resulting primarily from principal repayments and the sale of $9.5 million of first-lien consumer and residential loans partially offset by the transfer of $2.3 million of consumer loans to loans to held-for-sale,

•

Lower loans receivable balances reflecting loan repayments, $16.1 million of loans transferring to real estate held-for-investment through foreclosure and $5.1 million of loans transferring to real estate held-for-sale upon foreclosure,

•	Increase in trade receivables due to acquisitions by BBX Sweet Holdings and a $2.2 million increase in Renin trade receivables,
•

Decrease in real estate held-for-investment primarily from $28.0 million of properties transferred to real estate held-for-sale, $8.0 million of write-downs due to updated valuations and $16.4 million of properties contributed to joint ventures, partially offset by $16.1 million of real estate acquired through foreclosure and $4.8 million of real estate purchases,

•

Increase in real estate held-for-sale primarily from properties transferred from real estate held-for-investment and $5.3 million of real estate acquired through foreclosure, partially offset by real estate sales of $26.1 million,

•

Increase in investment in real estate joint ventures reflecting $10.1 million of cash investments in real estate joint ventures and $5.2 million of property contributed to joint ventures in exchange for joint venture membership interests,

•	Lower investment in Woodbridge reflecting $31.8 million of dividends received from Woodbridge partially offset by the recognition of $25.3 million of equity earnings,
•

Increase in properties and equipment reflecting $3.2 million of properties, machinery and equipment acquired in BBX Sweet Holdings acquisitions and $1.4 million of purchases partially offset by $1.5 million of depreciation expense,

•	Increase in inventory resulting primarily from acquisitions by BBX Sweet Holdings,
•	Increase in goodwill and other intangible assets from acquisitions by BBX Sweet Holdings, and

•	Decrease in other asset balances resulting primarily from the seller payment in 2014 of the $1.7 million working capital adjustment under the Renin Transaction.

BBX Capital's total liabilities at December 31, 2014 were $81.7 million compared to $127.6 million at December 31, 2013.  The changes in the components of total liabilities from December 31, 2013 to December 31, 2014 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting distributions of proceeds from the monetization of FAR’s assets,
•

Decrease in notes payable to related parties associated with the refinancing of the Bluegreen loan with a third party financial institution as well as the repayment of a $250,000 note issued in connection with the acquisition of Hoffman’s,

•

Increase in notes payable reflecting $8.0 million of borrowings by Renin to refinance the Bluegreen loan, $7.9 million of notes payable issued in connection with BBX Sweet Holdings acquisitions, and a $1.6 million note payable issued by a financial institution for BBX Sweet Holdings working capital, partially offset by the assumption of an $8.3 million mortgage by the Hialeah Communities joint venture, and

•

Increase in other liabilities due primarily to a $2.8 million advance from the Hialeah Communities joint venture to purchase real estate, an increase in accounts payable in connection with higher inventory balances and an increase in accrued expenses for legal matters.

BBX Capital’s Liquidity and Capital Resources

BBX Capital’s current assets consisted of cash, inventory and trade receivables aggregating $62.8 million at December 31, 2014. This does not include $5.0 million and $19.0 million of current assets held in FAR and Renin, respectively.  The Company had $20.2 million of current liabilities as of December 31, 2014.  This does not include $1.3 million and $9.2 million of current liabilities of FAR and Renin, respectively.  The Company’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans and sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate and distributions received from FAR and Woodbridge.

BBX Capital expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities and the outcome of pending legal proceedings against Bluegreen, including In Re:  Bluegreen Corp. Shareholder Litigation where the plaintiffs in a class action are seeking substantial damages against Bluegreen, Woodbridge and others in connection with the acquisition of Bluegreen’s previously publicly held shares by Woodbridge. As a consequence, BBX Capital may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all.  BBX Capital also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% membership interest in FAR.  BBX Capital also may seek to obtain funds through borrowings or the issuance of equity securities. The company anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy to invest directly or through joint ventures in real estate (which may include acquisition and/or development) and in operating businesses over time as assets are monetized.  BBX Sweet Holdings is actively pursuing other acquisitions in the candy and confections industry. While FAR is consolidated in BBX Capital’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital beyond its 5% preferred membership interest until such time as BB&T’s preferred membership interest is fully repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $12.3 million at December 31, 2014.

On June 11, 2014, Renin entered into a credit agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”).  Under the terms and conditions of the Credit Agreement, Wells Fargo made a $1.5 million term loan to Renin. The Credit Agreement also includes a revolving advance facility pursuant to which Wells Fargo agreed to make loans to Renin on a revolving basis up to a maximum of approximately $18 million or, if lesser, the Borrowing Base (as defined in the Credit Agreement), subject to Renin’s compliance with the terms and conditions of the Credit Agreement, including certain specific financial covenants as discussed below. Upon execution of the Credit Agreement and funding of the term loan, Wells Fargo also made loans to Renin in the aggregate amount of approximately $6.5 million under the revolving advance facility. The maturity date under the Credit Agreement with respect to the term loan and all loans made pursuant to the revolving advance facility is June 11, 2019. The approximate $8.0 million of financing received by Renin from Wells Fargo, together with pro rata capital contributions to Renin from the Company and BFC of $2.0 million and $0.5 million, respectively, were utilized to repay in full the $10.5 million outstanding balance of the Bluegreen loan to Renin.

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

In October 2014, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.7 million from a financial institution in the form of a promissory note for working capital for Hoffman’s.  The note is secured by a mortgage on Hoffman’s manufacturing and retail premises with a carrying value of $2.1 million as of December 31, 2014.  The note bears interest at a fixed rate of 5.25% per annum for the first five years and adjusts to the 5-year US Treasury SWAP Rate in effect on the change date plus 345 basis points for the remaining five year term of the note.  BBX Sweet Holdings and BBX Capital are the guarantors of the note.

A significant source of liquidity at BBX Capital is the liquidation of loans and real estate, the contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the year ended December 31, 2014, the proceeds from the liquidation of loans and real estate were approximately $51.8 million and $33.2 million, respectively, proceeds from the contribution of properties to joint ventures were $4.1 million and dividends from Woodbridge were $31.8 million. There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

BBX Capital’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX Capital’s Contractual Obligations and Off Balance Arrangements as of December 31, 2014 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$12,348	-	-	12,348	-
Operating lease obligation	16,851	2,769	4,874	3,912	5,296
Notes payable to related parties	11,750	-	-	11,750	-
Notes payable	18,243	3,370	4,600	8,628	1,645
Other obligations	460	120	240	100	-
Total contractual cash obligations	$59,652	6,259	9,714	36,738	6,941

In consideration for BB&T assuming BBX Capital’s $285.4 million in principal amount of TruPS, BB&T received at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum.  At that time, BB&T’s interest in FAR will terminate, and BBX Capital, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter own 100% of FAR. BBX Capital provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At December 31, 2014, BB&T’s preferred interest in FAR had been reduced to approximately $12.3 million.

The operating lease obligations represent minimum future lease payments on executed leases for the Company’s headquarters, Hoffman’s manufacturing facilities and retail stores, Renin’s headquarters and Renin’s manufacturing facilities, Anastasia manufacturing facilities, Helen Grace manufacturing facilities and retail stores and Jer’s office facilities.

Notes payable to related parties consisted of an $11.75 million promissory note held by Woodbridge which was issued in Woodbridge’s favor as part of the consideration paid for the investment in Woodbridge.  The note has a term of five years, accrues interest at a rate of 5% per annum and requires BBX Capital to make payments of interest only on a quarterly basis during the term of the note, with all outstanding amounts being due and payable at the end of the five-year term.

Notes payable consisted of a term loan and revolving credit advances issued by Renin with an aggregate balance of $8.0 million as of December 31, 2014, $8.6 million of promissory notes and holdback amounts issued by BBX Sweet Holdings in connection with its acquisition, and a $1.7 million capital line-of-credit issued by a subsidiary of BBX Sweet Holdings. See Note 15 to the “Notes to Consolidated Financial Statements”, for a detailed discussion of the notes payable terms and covenants.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

The purchase consideration for Anastasia Confections, Inc. common stock included a $7.5 million promissory note of BBX Sweet Holdings to the sellers.  The performance of the promissory note is guaranteed by BBX Capital.

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of December 31, 2014.

In October 2014, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.7 million from a financial institution in the form of a promissory note.  BBX Sweet Holdings and BBX Capital are the guarantors of the note.

In July 2014, the Company entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  CAM remained liable as a co-borrower on the mortgage that was assumed by the joint venture.  The mortgage was also guaranteed by BBX Capital and had an outstanding balance of $8.2 million as of December 31, 2014. In March 2015, the joint venture refinanced the $8.3 million mortgage loan with proceeds from a $31.0 million acquisition and development loan.  The Company is a guarantor for 26.3% of the $31.0 million acquisition and development loan.

BBX Capital is the guarantor on BBX Sweet Holdings’ other notes payable and holdback obligations issued in connection with its acquisitions with an aggregate balance of $1.1 million.

BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome and the ultimate resolution of litigation are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts aggregate to $1.4 million as of December 31, 2014. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

As previously disclosed in Item 3-Legal Proceedings, on December 15, 2014, after a six-week trial, the jury in the federal securities litigation brought by the SEC against BBX Capital and Alan B. Levan, found that BBX Capital and Mr. Levan violated federal securities laws. The SEC has filed a motion for a final judgment seeking, among other remedies, civil penalties of $5.2 million against BBX Capital and $1.56 million against Mr. Levan.  On January 14, 2015, our insurance carrier advised us that, based upon its interpretation of the jury verdict in the SEC action, the carrier does not believe it is obligated to advance further payments towards the fees and costs incurred in connection with the SEC action and that it reserves its right to obtain reimbursement of the amounts it previously advanced.  We have received legal fee and cost reimbursements from our insurance carrier in connection with this action of approximately $5.8 million as of December 31, 2014.  While we believe that we have meritorious defenses in this action, the ultimate outcome of this matter is uncertain and the imposition of civil monetary penalties sought by the SEC and any reimbursements to our insurance carrier of amounts advanced in connection with the SEC action would adversely impact our financial condition and results of operations.  See Item 3-Legal Proceedings and Note 17  to the “Notes to Consolidated Financial Statements” for more information regarding the Company’s legal matters.

The Company had no commitments to fund loans as of December 31, 2014.

BBX Capital’s Consolidated Cash Flows

A summary of BBX’s Capital consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$2,835	(190)	5,806
Investing activities	71,852	104,076	(798,773)
Financing activities	(59,006)	(123,125)	90,708

Increase (decrease) in cash and cash equivalents	$15,681	(19,239)	(702,259)

The increase in cash flows from operating activities during 2014 compared to 2013 resulted primarily from lower operating expenses associated with a decline in loan servicing fees, foreclosure expenses and collection fees associated with a declining loan portfolio.

The decrease in cash flows from operating activities during 2013 compared to 2012 resulted primarily from increased operating expenses on real estate as BBX Capital’s real estate holdings increased from $83.1 million as of December 31, 2012 to $140.7 million as of December 31, 2013.

The decline in cash flows from investing activities during 2014 compared to 2013 resulted primarily from lower loan payments partially offset by the $60.4 million investment in Woodbridge in April 2013.

The increase in cash flows from investing activities during 2013 compared to 2012 resulted primarily from the significant cash outflows from the assumption of deposits by BB&T in connection with the sale of BankAtlantic during 2012.  Cash flows from investing activities during the year ended December 31, 2013 resulted primarily from loan payments and the sales of real estate held-for-sale partially offset by BBX Capital’s investment in Woodbridge.

The decrease in cash outflows from financing activities during 2014 compared to 2013 resulted primarily from lower distributions to BB&T from FAR on account of BB&T’s preferred interest in FAR.

The decline in cash flows from financing activities during 2013 compared to 2012 resulted primarily from a larger distribution to BB&T from FAR on account of BB&T’s preferred interest in FAR and an increase in BankAtlantic’s deposit balances prior to its sale to BB&T as of July 31, 2012.

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

BFC currently does not have any outstanding indebtedness at its parent company level but there are no restrictions or prohibitions on BFC incurring debt.  Any incurrence of debt would result in BFC being required to utilize cash flow to service the debt, may make BFC more vulnerable to downturns and may subject BFC to covenants or restrictions on its operations and activities. Woodbridge, which is owned 54% by BFC and 46% by BBX Capital, may be subject to interest rate risk on its long term debt. As of December 31, 2014, Woodbridge had variable interest rate debt of approximately $85.0 million.  The variable interest rates are based upon the prevailing 3-month LIBOR rates. For variable rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. If interest rates were to increase one percentage point, the effect on interest expense related to Woodbridge’s variable-rate debt would be an annual increase of approximately $850,000, based on December 31, 2014 balances.

The Company’s results, particularly with respect to the Bluegreen Vacations, FAR and BBX reporting segments, are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.  Changes in interest rates can impact the net interest income recognized by BBX Capital and Bluegreen as well as the valuation of their respective assets and liabilities (as well as Woodbridge’s indebtedness at its parent company level).  The Company’s interest rate risk position did not significantly change during the year ended December 31, 2014.

Bluegreen

Inflation and Changing Prices Risk

Bluegreen believes that inflation and changing prices have had and may in the future have a material impact on its revenues and results of operations. Bluegreen has increased the sales prices of its VOIs periodically and has experienced increased construction and development costs from time to time during the last several years.  Bluegreen may not be able to increase or maintain the current level of its sales prices, and increased construction costs may have a material adverse impact on its gross margin.  In addition, to the extent that inflation in general or increased prices for VOIs adversely impacts consumer demand, Bluegreen’s results of operations could be adversely impacted.

Foreign Currency Risk

During 2014, Bluegreen’s total revenues and net assets denominated in a currency other than U.S. dollars represented approximately 2% of Bluegreen’s consolidated revenues and less than 1% of Bluegreen’s consolidated assets.  Sales generated by Bluegreen Properties, N.V., a subsidiary in Aruba, are transacted in U.S. dollars.  The effects of changes in foreign currency exchange rates have not historically been significant to Bluegreen’s operations or net assets.

Interest Rate Risk

As of December 31, 2014, Bluegreen had fixed interest rate debt of $349.0 million and floating interest rate debt of $264.3 million.  In addition, Bluegreen’s notes receivable were comprised of $524.3 million of fixed rate notes and $2.7 million of notes bearing floating interest rates.  The floating interest rates are generally based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase. If interest rates increased or decreased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be an annual increase or a decrease of $2.6 million, based on December 31, 2014 balances.  A similar change in interest rates would affect the total fair value of Bluegreen’s fixed rate debt by an immaterial amount.  This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes.  Further, in the event of a significant change in interest rates, Bluegreen would likely attempt to take actions to mitigate any exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in Bluegreen’s financial structure.

BBX Capital

BBX Capital’s market risk consists primarily of equity pricing risk and secondarily interest rate risk of real estate assets. The majority of BBX Capital’s assets are real estate held-for-investment or held-for-sale and loans secured by real estate. BBX Capital’s financial condition and earnings are significantly affected by changes in real estate values in the markets where the real estate or real estate collateral is located and changes in interest rate which affect the affordability of real estate.  As a result, BBX Capital is exposed to equity pricing and interest rate risk in the real estate market.

BBX Capital is also subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound as a result of the operations of Renin.  The assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar or Great Britain Pound.  As of December 31, 2014, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BFC FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm ……………………………………....F-2

Financial Statements:

Consolidated Statements of Financial Condition as of December 31, 2014 and 2013 …………………F-4

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2014 ………………………………………………………………………………F-5

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2014 ……………………………………………………………F-7

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2014 ………………………………………………………………………………F-8

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2014 ………………………………………………………………………………F-10

Notes to Consolidated Financial Statements ……………………………………………………………F-13

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BFC Financial Corporation

In our opinion, the accompanying consolidated financial statements which comprise the consolidated balance sheets and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of changes in equity, and consolidated statements of cash flows present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As explained in Note 1, BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.), an approximately 51 percent-owned consolidated subsidiary of the Company at December 31, 2014, disposed of BankAtlantic, BBX Capital Corporation’s wholly-owned subsidiary, during 2012.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Helen Grace Chocolates, LLC, Jer’s Chocolates, LLC and Anastasia Confections, Inc. from its assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by the Company’s subsidiary, BBX Capital Corporation, in purchase business combinations during 2014 and  management did not have sufficient time to conduct an assessment of the acquired businesses’ internal control over financial reporting in the period between the acquisition date and December 31, 2014.  We have also excluded Helen Grace Chocolates, LLC, Jer’s Chocolates, LLC and Anastasia Confections, Inc. from our audit of internal control over financial reporting. Helen Grace Chocolates, LLC, Jer’s Chocolates, LLC and Anastasia Confections, Inc. are wholly-owned subsidiaries whose total assets and total revenues represent 1% and 1%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

March 16, 2015

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2014	2013

ASSETS
Cash and interest bearing deposits in banks ($4,993 in 2014 and $8,686 in 2013
held by variable interest entities ("VIE"))	$279,437	217,636
Restricted cash ($31,554 in 2014 and $36,263 in 2013 held by VIE)	54,620	65,285
Loans held for sale (held by VIE)	35,423	53,846
Loans receivable, net of allowance for loan losses of $977 in 2014 and $2,713 in 2013
(including $18,972, net of $977 allowance in 2014 and $56,170, net of $1,759
allowance in 2013 held by VIE)	26,844	72,226
Notes receivable, including net securitized notes of $293,950 in 2014 and $342,078 in
2013 (held by VIE), net of allowance of $102,566 in 2014 and $90,592 in 2013	424,267	455,569
Inventory	209,893	213,997
Real Estate held for investment ($19,156 in 2014 and $15,836 in 2013 held by VIE)	75,590	107,336
Real estate held for sale ($13,745 in 2014 and $23,664 in 2013 held by VIE)	41,733	33,971
Investments in unconsolidated real estate joint ventures	16,065	1,354
Properties and equipment, net ($8,350 in 2014 and $7,899 in 2013 held by VIE)	90,013	78,108
Goodwill and intangible assets, net	79,730	66,828
Other assets, net ($1,017 in 2014 and $2,413 in 2013 held by VIE)	77,681	75,209
Total assets	$1,411,296	1,441,365

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC (held by VIE)	12,348	68,517
Receivable-backed notes payable - recourse ($0 in 2014 and $5,899 in 2013
held by VIE)	92,129	74,802
Receivable-backed notes payable - non-recourse (held by VIE)	320,275	368,759
Notes and mortgage notes payable and other borrowings	107,984	102,974
Junior subordinated debentures	150,038	147,431
Deferred income taxes	92,609	77,089
Shares subject to mandatory redemption	12,714	12,362
Other liabilities ($12,602 in 2014 and $12,355 in 2013 held by VIE)	176,493	167,035
Total liabilities	964,590	1,018,969

Commitments and contingencies (See Note 17)

Preferred stock of $.01 par value; authorized 10,000,000 shares: (See Notes 20 and 21)
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with redemption value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 73,307,012 in 2014 and 71,264,563 in 2013	733	713
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 10,168,105 in 2014 and 7,337,043 in 2013	102	73
Additional paid-in capital	142,058	142,585
Accumulated earnings	109,660	95,810
Accumulated other comprehensive income	353	240
Total BFC Financial Corporation ("BFC") equity	252,906	239,421
Noncontrolling interests	193,800	182,975
Total equity	446,706	422,396
Total liabilities and equity	$1,411,296	1,441,365

See Notes to Consolidated Financial Statements

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenues
Sales of VOIs	$262,334	261,439	211,684
Sales, other	74,083	10,243	-
Interest income	86,492	106,271	105,486
Fee-based sales commission	144,239	91,859	87,795
Other fee-based services revenue	92,089	80,125	74,824
Net gains on the sales of assets	5,527	6,728	6,687
Other revenue	7,422	7,098	4,454
Total revenues	672,186	563,763	490,930

Costs and Expenses
Cost of sales of VOIs	30,766	32,607	24,353
Cost of sales, other	54,682	7,860	-
Cost of other fee-based services	56,941	52,817	46,835
Interest expense (See Note 20)	47,402	50,621	59,964
(Reversals of) provision for loan losses	(7,155)	(43,865)	2,405
Impairments of assets	7,015	4,708	9,931
Selling, general and administrative expenses	422,364	362,315	328,790
Total costs and expenses	612,015	467,063	472,278

Gain on extinguishment of debt	-	-	29,875
Gain on the sale of Benihana investment	-	-	9,307
Equity in (loss) earnings from unconsolidated affiliates	(573)	76	186
Other income	4,258	732	2,442
Income from continuing operations before income taxes	63,856	97,508	60,462
Less: Provision for income taxes	36,857	26,369	16,225
Income from continuing operations	26,999	71,139	44,237
Discontinued operations:
Income (loss) from discontinued operations (including gain on
disposal of BankAtlantic of $293,461 in 2012)	522	(610)	287,564
Less: Provision (benefit) for income taxes	216	(228)	19,701
Income (loss) from discontinued operations	306	(382)	267,863

Net income	27,305	70,757	312,100
Less: Net income attributable to noncontrolling interests	13,455	41,694	146,085
Net income attributable to BFC	13,850	29,063	166,015
Preferred stock dividends (See Notes 20 and 21)	-	-	(188)
Net income to common shareholders	$13,850	29,063	165,827

			(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Basic and Diluted Earnings Per Common Share
Attributable to BFC (Note 25):
Basic Earnings Per Common Share
Earnings per share from continuing operations (1)	$0.16	0.35	0.26
Earnings per share from discontinued operations	-	-	1.88
Net earnings per common share (1)	$0.16	0.35	2.14

Diluted Earnings Per Common Share
Earnings per share from continuing operations (1)	$0.16	0.35	0.25
Earnings per share from discontinued operations	-	-	1.84
Net earnings per common share (1)	$0.16	0.35	2.09

Basic weighted average number of
common shares outstanding	84,502	83,202	77,142

Diluted weighted average number of common
and common equivalent shares outstanding	84,761	84,624	79,087

Amounts attributable to BFC common shareholders:
Income from continuing operations, net of tax	$13,544	29,422	19,951
Income (loss) from discontinued operations, net of tax	306	(359)	145,404
Net income available to common shareholders	$13,850	29,063	165,355

(1)

In accordance with the applicable accounting guidance, during the second quarter of 2012, BFC reclassified its 5% cumulative preferred stock as a liability due to an amendment to the rights and privileges of such stock which, among other things, requires BFC to redeem shares of the 5% cumulative preferred stock in future periods. As a result of such reclassification, the difference between the fair value of the 5% cumulative preferred stock and its carrying amount is required to be recorded as an adjustment to paid-in capital, which is added to or deducted from net earnings available to common shareholders in the calculation of earnings per share. In connection with the reclassification of BFC's 5% cumulative preferred stock, earnings per share for the year ended December 31, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million. See Note 20 for additional information relating to BFC's 5% cumulative preferred stock and Note 25 for additional information relating to earnings (loss) per common share.

See Notes to Consolidated Financial Statements

BFC Financial Corporation
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$27,305	70,757	312,100

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of tax	59	69	8,982

Unrealized gains from foreign currency translation	89	16	-

Reclassification adjustments:
Net realized loss from settlement of defined benefit plan
(less income tax benefit of $2,222 for 2012)	-	-	22,428

Net realized gain on securities available for sale (less
income tax benefit of $1,866 for 2012)	-	-	(8,864)
Reclassification adjustments, net of tax	-	-	13,564

Other comprehensive income, net of tax	148	85	22,546

Comprehensive income, net of tax	27,453	70,842	334,646
Less: Comprehensive income attributable
to noncontrolling interests	13,490	41,700	155,607
Total comprehensive income attributable to BFC	$13,963	29,142	179,039

See Notes to Consolidated Financial Statements

BFC Financial Corporation
Consolidated Statement of Changes in Equity
For Each of the Years in the Three Year Period Ended December 31, 2014
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional	Accumulated	Comprehen-	Total	controlling
	Class		Class		Paid-in	(Deficit)	sive (Loss)	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2011	70,275	6,860	$703	69	232,705	(99,080)	(12,863)	121,534	63,276	184,810
Net income	-	-	-	-	-	166,015	-	166,015	146,085	312,100
Other comprehensive income	-	-	-	-	-	-	13,024	13,024	9,522	22,546
Subsidiaries' capital transactions attributable to BFC	-	-	-	-	1,253	-	-	1,253	-	1,253
Subsidiaries' capital transactions attributable to noncontrolling interest	-	-	-	-	-	-	-	-	2,189	2,189
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(12,250)	(12,250)
Decrease in equity due to the change in fair value of shares subject to mandatory redemption	-	-	-	-	(472)	-	-	(472)	-	(472)
Dividends on 5% Preferred Stock	-	-	-	-	-	(188)	-	(188)	-	(188)
Issuance of Class A Common Stock from exercise of options	34	-	-	-	13	-	-	13	-	13
Share-based compensation	-	-	-	-	634	-	-	634	-	634
Decrease in equity attributable to Woodbridge's dissenting holders	-	-	-	-	(2,846)	-	-	(2,846)	-	(2,846)
Balance, December 31, 2012	70,309	6,860	$703	69	231,287	66,747	161	298,967	208,822	507,789
Net income	-	-	-	-	-	29,063	-	29,063	41,694	70,757
Other comprehensive income	-	-	-	-	-	-	79	79	6	85
Subsidiaries' capital transactions attributable to noncontrolling interest	-	-	-	-	-	-	-	-	2,432	2,432
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(8,575)	(8,575)
Net effect of BBX's investment in Woodbridge attributable to noncontrolling interests	-	-	-	-	(6,309)	-	-	(6,309)	6,309	-
Net effect of Bluegreen merger attributable to noncontrolling interests	-	-	-	-	67,713	-	-	67,713	(67,713)	-
Consideration paid in connection with Bluegreen merger	-	-	-	-	(149,212)	-	-	(149,212)	-	(149,212)
Subsidiaries' capital transactions attributable to BFC	-	-	-	-	(904)	-	-	(904)	-	(904)
Issuance of Common Stock from exercise of options	131	477	2	4	243	-	-	249	-	249
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(564)	-	(6)	-	(1,477)	-	-	(1,483)	-	(1,483)
Share-based compensation	-	-	-	-	1,258	-	-	1,258	-	1,258
Balance, December 31, 2013	71,265	7,337	$713	73	142,585	95,810	240	239,421	182,975	422,396

(CONTINUED)

BFC Financial Corporation
Consolidated Statement of Changes in Equity
For Each of the Years in the Three Year Period Ended December 31, 2014
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional	Accumulated	Comprehen-	Total	controlling
	Class		Class		Paid-in	(Deficit)	sive (Loss)	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2013	71,265	7,337	$713	73	142,585	95,810	240	239,421	182,975	422,396
Net income	-	-	-	-	-	13,850	-	13,850	13,455	27,305
Other comprehensive income	-	-	-	-	-	-	113	113	35	148
Subsidiaries' capital transactions attributable to noncontrolling interest	-	-	-	-	-	-	-	-	3,258	3,258
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(5,923)	(5,923)
Subsidiaries' capital transactions attributable to BFC	-	-	-	-	500	-	-	500	-	500
BFC Class B shares exchanged for Class A	474	(474)	4	(4)	-	-	-	-	-	-
Issuance of Common Stock from exercise of options	1,220	213	12	2	573	-	-	587	-	587
Issuance of restricted Class B Common Stock	-	3,093	-	31	(31)	-	-	-	-	-
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(1,040)	-	(10)	-	(4,079)	-	-	(4,089)	-	(4,089)
Share-based compensation	-	-	-	-	2,524	-	-	2,524	-	2,524
Balance, December 31, 2014	73,307	10,168	$733	102	142,058	109,660	353	252,906	193,800	446,706

See Notes to Consolidated Financial Statements

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$27,305	70,757	312,100

Adjustment to reconcile net income to net cash
provided by operating activities:
(Recoveries of) provision for loan losses and
asset impairments, net	(1,470)	(39,157)	30,962
Provision for notes receivable allowances	40,164	54,309	25,102
Depreciation, amortization and accretion, net	9,399	4,563	7,630
Share-based compensation expense	6,227	3,920	4,078
Loss (gains) on disposal of property and equipment	571	(25)	(612)
Gains on sales of real estate and loans held for sale	(5,285)	(4,761)	(12,687)
Gain on bargain purchase	(1,237)	(1,001)	-
Gain on sale of BankAtlantic	-	-	(293,461)
Gain on sale of Benihana	-	-	(9,307)
Gain realized on extinguishment of debt	-	-	(29,875)
Originations of loans held for sale, net	-	-	(12,173)
Proceeds from sales of loans held for sale	-	-	13,127
Equity in earnings from unconsolidated affiliates	573	(76)	(186)
Increase in deferred income tax	12,707	19,624	35,430
Deferred interest on junior subordinated debentures	-	-	9,961
Interest accretion on preferred stock	1,102	1,261	913
Payment of interest accretion on preferred stock	(750)	(750)	(563)
Decrease (increase) in restricted cash	10,665	(10,950)	(3,210)
Decrease in inventory	19,026	3,494	30,107
Decrease in accrued interest receivable	177	1,269	5,624
(Increase) decrease in other assets	(3,372)	(10,156)	13,418
(Increase) decrease in notes receivable	(9,820)	(24,209)	3,030
Increase in other liabilities	2,405	6,317	27,783
Net cash provided by operating activities	$108,387	74,429	157,191

			(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Investing activities:
Proceeds from redemption and maturities of tax certificates	627	2,384	26,271
Proceeds from the sales of tax certificates	-	928	-
Purchase of tax certificates	-	(31)	(1,820)
Proceeds from the maturities of interest bearing deposits	-	496	5,903
Investment in interest bearing deposits	-	-	(496)
Proceeds from the sales of securities available for sale	-	-	25,816
Proceeds from the maturities of securities available for sale	-	-	13,668
Purchase of securities available for sale	-	(3)	-
Cash paid in settlement of liabilities related to assets held for sale	-	-	(668)
Redemption of Federal Home Loan Bank stock ("FHLB")	-	-	9,980
Distributions from unconsolidated affiliates	273	163	82
Investment in real estate joint venture	(10,074)	(1,354)	-
Issuance of notes receivable to preferred shareholders	-	(5,013)	-
Net repayments of loans	42,298	136,136	331,478
Proceeds from the sales of loans receivable	9,497	3,490	5,864
Proceeds from sales of real estate held-for-sale	33,240	31,365	55,434
Additions to real estate held-for-investment	(4,242)	(6,063)	(2,501)
Proceeds from the contribution of real estate to
unconsolidated real estate joint ventures	4,086	-	-
Purchases of property and equipment, net	(19,289)	(6,871)	(5,869)
Proceeds from the sale of communities division, net	-	-	27,750
Net cash outflow from acquisitions, net of cash acquired	(8,844)	(15,413)	-
Net cash outflow from the sale of BankAtlantic including
$51.3 million of deferred TruPS interest	-	-	(1,242,931)
Net cash provided by (used in) investing activities	$47,572	140,214	(752,039)

Financing activities:
Net increase in deposits	-	-	179,061
Repayment of BB&T preferred interest in FAR, LLC	(56,169)	(128,360)	(88,123)
Repayment of notes, mortgage notes payable and other borrowings	(164,074)	(169,675)	(292,853)
Proceeds from notes, mortgage notes payable and other borrowings	137,274	235,499	191,856
Payments for debt issuance costs	(1,822)	(6,363)	(3,589)
Preferred stock dividends paid	-	-	(375)
Retirement of BFC's common stock	(4,089)	(1,483)	-
Retirement of subsidiary common stock	(2,021)	(1,647)	-
Proceeds from the exercise of BFC stock options	586	249	13
Proceeds from the exercise of subsidiary stock options	-	400	-
Excess tax benefits from share-based compensation	2,080	-	-
Consideration paid in connection with the Bluegreen merger	-	(149,212)	-
Contributions from non-controlling interest	-	135	-
Distributions to non-controlling interest	(5,923)	(8,575)	(12,250)
Net cash used in financing activities	$(94,158)	(229,032)	(26,260)

			(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012

Increase (decrease) in cash and cash equivalents	61,801	(14,389)	(621,108)
Cash and cash equivalents at beginning of period (1)	217,636	232,025	853,133
Cash and cash equivalents at end of period (1)	$279,437	217,636	232,025

Supplemental cash flow information:
Interest paid on borrowings and deposits	$41,665	43,968	109,490
Income taxes paid	26,169	7,215	4,537
Income tax refunded	(86)	(40)	(1,318)

Supplementary disclosure of non-cash investing and financing activities:
Assumption of TruPS obligation by BB&T	$-	-	285,000
Loans and tax certificates transferred to real estate
held-for-sale or real estate held-for-investment	21,400	82,177	46,375
Loans receivable transferred to property and equipment	-	12,834	-
Loans receivable transferred from loans held-for-sale	-	1,312	14,185
Loans receivable transferred to loans held-for-sale	2,299	42,398	39,791
Real estate held-for-investment transferred to
investment in real estate joint venture	1,920	-	-
Real estate held-for-investment transferred to
real estate held-for-sale	28,018	-	-
Increase in real estate held-for-sale from
the assumption of other liabilities	2,879	-	-
Assets acquired by assumption of notes payable	-	-	10,301
Tax certificates transferred to tax certificates held for sale	-	494	-
Properties and equipment transferred to real estate held-for-sale	-	-	4,501
Issuance of notes payable to purchase properties and equipment	21	-	-
Inventory acquired through financing	-	-	1,270
Increase in BFC accumulated other
comprehensive income, net of taxes	113	79	13,024
Net effect of BBX's investment in Woodbridge attributable to
noncontrolling interest	-	(6,309)	-
Net effect of Bluegreen merger attributable to
noncontrolling interest	-	67,713	-
Net increase (decrease) in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	500	(904)	1,253
Decrease in equity attributable to Woodbridge's dissenting holders	-	-	(2,846)
Decrease in equity due to the change in fair value of shares
subject to mandatory redemption	-	-	(472)
Change due to the re-classification of redeemable preferred stock
to shares subject to mandatory redemption	-	-	(11,029)

(1)

As of January 1, 2013 and 2012, BFC had $0.5 million and $5.7 million, respectively, of time deposits. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents. The $0.5 million of time deposits is included in cash and interest bearing deposits in banks on the consolidated statement of financial condition as of December 31, 2012. There were no time deposits as of December 31, 2013 or 2014.

See Notes to Consolidated Financial Statements

BFC Financial Corporation

Notes to Consolidated Financial Statements

1.    Business and Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

BFC (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”)  is a Florida-based holding company whose principal holdings include an approximately 51% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”). Woodbridge owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a sales, marketing and management company primarily focused on the hospitality and vacation ownership industries. BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures, and investments in middle market operating businesses.  BBX Capital holds the remaining 46% equity interest in Woodbridge.  BFC also holds interests in other investments and subsidiaries as described herein and previously held a significant investment in Benihana Inc. (“Benihana”) until the acquisition of Benihana by Safflower Holdings Corp. (“Safflower”) during August 2012.  The Company reports the results of its continuing operations through five segments: BBX; Florida Asset Resolution Group (“FAR”); Bluegreen Vacations; Renin; and Sweet Holdings.

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

As discussed below, BankAtlantic’s Community Banking, Investments, Tax Certificates, and Capital Services components are recorded as discontinued operations as a result of BBX Capital’s sale of BankAtlantic, BBX Capital’s former banking subsidiary, to BB&T Corporation (“BB&T”) during July 2012.  Discontinued operations of BFC also include the results of Bluegreen Communities, substantially all of the assets of which were sold by Bluegreen during May 2012, and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”). See Note 4 for further discussion of discontinued operations.

Recent Events

BBX Sweet Holdings’ Acquisitions

In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections (“Anastasia”), a premium confection’s company founded in 1984. Headquartered in an 80,000 square foot production facility in Orlando, Florida, Anastasia manufactures gourmet coconut and chocolate candy, salt water taffy, and other chocolate gift products.  The purchase consideration of $11.4 million consisted of $4.2 million of cash at closing and a promissory note of $7.5 million, bearing interest at 5%, with four annual installments of principal and interest due from 2015 to 2018. The promissory note is guaranteed by BBX Capital.

In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates and Helen Grace Chocolates.  Jer’s is a California based distributor of peanut butter chocolate products internationally and in the United States.  Helen Grace Chocolates is a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles.  The purchase consideration for the acquisition of the assets and assumption of certain liabilities of Jer’s was $1.2 million.  The purchase consideration for the acquisition of the assets and assumption of certain liabilities of Helen Grace of $1.5 million which was less than the fair value of the net assets acquired and resulted in a bargain purchase gain of $1.2 million.  This gain was recognized in the consolidated statements of operations for the year ended December 31, 2014 in selling, general and administrative expenses.  BBX Capital’s management believes that it was able to acquire Helen Grace for a bargain purchase price because Helen Grace was a division of a larger company that made a strategic decision to divest chocolate manufacturing activities.

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

BFC and BBX Capital- Acquisition of Renin Corporation

On October 30, 2013, a newly formed joint venture entity, Renin Holdings, LLC (“Renin”), owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp for approximately $12.8 million (“the Renin Transaction”).  Renin had $24 million of total assets as of October 30, 2013 and manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada, and the United States as well as a sales and distribution facility in the United Kingdom.

Termination of BFC-BBX Capital Merger Agreement

During May 2013, BFC and BBX Capital entered into a merger agreement which provided for BBX Capital to be merged into and become a wholly subsidiary of BFC.   The merger agreement was terminated during December 2014 as a result of the inability to obtain the listing of BFC’s Class A Common Stock on a national securities exchange, which was a condition to closing the merger.

Woodbridge Acquisition of Bluegreen

On April 2, 2013, Bluegreen merged with a wholly-owned subsidiary of Woodbridge in a cash merger transaction (sometimes hereinafter referred to as the “Bluegreen merger” or the “Bluegreen cash merger”).  Pursuant to the terms of the merger agreement, Bluegreen’s shareholders (other than Woodbridge) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the merger, including unvested restricted securities. In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the merger, whether vested or unvested, was canceled in exchange for a cash payment to the holder in an amount equal to the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. The aggregate merger consideration was approximately $149.2 million.  As a result of the merger, Bluegreen, which was the surviving corporation of the merger, became a wholly-owned subsidiary of Woodbridge.  Prior to the merger, the Company indirectly through Woodbridge owned approximately 54% of Bluegreen’s outstanding common stock.

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During 2014 and 2013, BBX Capital paid to Woodbridge a total of approximately $587,000 and $441,000, respectively, of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During 2014 and 2013, Bluegreen paid cash dividends totaling $71.5 million and $47 million, respectively, to Woodbridge, and Woodbridge declared and paid cash dividends totaling $69.1 million and $44.3 million, respectively, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized in connection with the funding of the $149.2 million merger consideration indicated above. See Note 15 for additional information regarding the 2013 Notes Payable.

Two consolidated class action lawsuits relating to the Bluegreen merger remain pending.  The plaintiffs in these actions have asserted that the consideration received by Bluegreen’s minority shareholders in the transaction was inadequate and unfair, and are seeking to recover damages in connection with the transaction. The Company believes that these lawsuits are without merit and intends to continue to vigorously defend the actions. See Note 17 for additional information regarding these actions.

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

Pursuant to the BB&T Agreement, prior to the closing of the BankAtlantic Sale, BankAtlantic formed two subsidiaries, CAM and FAR. BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtlantic Sale, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s then-outstanding approximately $285 million of TruPS obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests.  BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter own 100% of FAR through its ownership of FAR’s Class R units.  BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  At December 31, 2014, BB&T’s preferred interest in FAR was approximately $12.3 million.

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

BankAtlantic’s historical Community Banking, Investment, Capital Services and Tax Certificate reporting units are reflected as “Discontinued Operations” in the Company’s unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012. See Note 4 for additional information regarding discontinued operations.  BBX Capital has continued to service and manage commercial loans following the sale of BankAtlantic to BB&T and may originate commercial loans in the future. As a result, the historical operations for BankAtlantic’s commercial lending reporting unit are included in the Company’s unaudited Consolidated Statements of Operations as continuing operations for the three and nine months ended September 30, 2012.  The Consolidated Statement of Changes in Equity, Consolidated Statements of Comprehensive Income and Consolidated Statement of Cash Flows remain unchanged from the historical presentation for the nine months ended September 30, 2012.

Sale of Bluegreen Communities

On May 4, 2012, Bluegreen sold substantially all of the assets that comprised its former residential communities business, Bluegreen Communities, to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of approximately $29.0 million in cash.  Assets excluded from the sale included primarily Bluegreen’s Communities notes receivable portfolio.  Certain liabilities related to Bluegreen Communities were also retained by Bluegreen. Bluegreen Communities is classified as a discontinued operation for all periods presented. See Note 4 for additional information regarding discontinued operations.

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

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2014.

Cash and Cash Equivalents - Cash equivalents consist of cash, demand deposits at financial institutions, money market funds and other short-term investments with original maturities of 90 days or less.  Cash and cash equivalents are held at various financial institutions located throughout the United States, Canada, and Aruba and exceed federally insured amounts. The periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits are performed to evaluate and attempt to mitigate, if necessary, credit risk.  There were no interest bearing deposits in other banks as of December 31, 2014 or 2013.

Restricted Cash - Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale contracts, home sales and other agreements and include customer deposits held in escrow accounts and cash collected on pledged/secured notes receivable not yet remitted to lenders.  Restricted funds may be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries.

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

Tax Certificates - Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent.  Tax certificates are acquired from municipalities generally through public auction.  Tax certificates are carried at cost less an allowance for tax certificate losses.  Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is past due 24 to 60 months, depending on the municipality, from the acquisition date.  At that time, interest ceases to be accrued and any accrued interest receivable is reversed against interest income.  The entire balance of tax certificates were classified as nonaccrual as of December 31, 2014 and 2013.

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

Loans Receivable - Loans that BFC or its applicable subsidiary has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses.  Loans that management has the intent to sell are classified as loans held-for-sale and are reported at the lower of aggregate cost or estimated fair value.  Loan origination fees and related direct loan origination costs on loans held-for-sale and premiums and discounts on purchased loans held-for-sale are deferred until the related loan is sold and included in gains and losses upon sale.  Loans are classified as loans held-for-sale when loans are originated for resale or when management decides to sell loans that were not originated or purchased for sale. Transfers of loans from held-for-investment to held-for-sale classification are recorded at the lower of aggregate cost or estimated fair value at the transfer date.

Allowance for Loan Losses –  BBX Capital’s allowance for loan losses reflects management's reasonable estimate of probable credit losses inherent in its loan portfolio based on its evaluation of credit risk as of period end.  Loans are charged off against the allowance when BBX Capital’s management believes the loan is not collectible.  Recoveries are credited to the allowance.

The allowance consists of two components. The first component of the allowance is for loans that are individually evaluated for impairment.  BBX Capital’s management evaluates commercial real estate and commercial non-real estate loans greater than $0.5 million for impairment quarterly.  Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific valuation allowance needs to be assigned to the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.  Loans determined to be collateral dependent are measured based on the fair value of the collateral less costs to sell.  Consumer and residential loans past due 120 days or more are also evaluated individually for impairment and are measured based on the lower of the estimated  fair value of the loan’s collateral less cost to sell or the carrying value of the loan.

The second component of the allowance is for groups of loans with common characteristics that are evaluated in loan pools to estimate the inherent losses in the portfolio.  BBX Capital’s management segregates loans into segments with certain common characteristics so as to form a basis for estimating losses as it relates to the segment. BBX Capital’s loan portfolio has the following loan segments: residential, consumer, commercial non-real estate, commercial real estate, and small business loans.  The loss experience for each loan segment was derived by calculating a charge-off history by loan segment adjusted by an expected recovery rate.  Based on the nature of each portfolio, a time frame is selected for the charge-off history in order to estimate the inherent loss in each segment.  The loss factor that was calculated from the charge-off history by loan segment is adjusted by considering the following factors: delinquency and charge-off levels and trends, non-accrual levels and trends, credit scores of borrowers, collateral value and external factors. Based on an analysis of the above factors, BBX Capital’s management may adjust the historical loss experience up or down to reflect current conditions that differ from the conditions that existed during the historical loss experience time frame.

Small business loans were transferred to loans held-for-sale as of September 30, 2012, residential and first lien consumer loans were transferred to loans held-for-sale as of December 31, 2013 and current second lien consumer loans were transferred to held-for-sale in September 2014.  Loans transferred to held-for-sale were excluded from the allowance for loan losses subsequent to the transfer date.

Non-accrual and past due loans – BBX Capital’s loans are considered past due if the required principal and interest has not been received based on the contractual terms of the loan.  BBX Capital’s loans are generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. BBX Capital’s commercial and small business loans may be placed on non-accrual status sooner due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, declines in the ratio of the loan amount to the value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt.  Accordingly, a loan may be placed on non-accrual status even when payments of principal or interest are not currently in default. However, exceptions to this policy may occur if there exists well secured collateral and the loan is in the process of collection.  When a loan is placed on non-accrual, all accrued interest is reversed against interest income.  Interest income is recognized on non-accrual loans on a cash basis.  BBX Capital’s loans may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms.  BBX Capital’s commercial and small business loans are charged-down if the collection of principal or interest is considered doubtful.  BBX Capital’s consumer and residential real estate loans that are 120 days past due are charged down based on the collateral’s fair value less estimated selling costs.  BBX Capital’s consumer non-mortgage loans that are 120 days or more past due are charged off.

Notes Receivable - Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent Bluegreen notes receivable when principal or interest payments are more than three months contractually past due, and not resumed until such loans are less than three months past due.  As of December 31, 2014 and 2013, $11.7 million and $11.3 million, respectively, of Bluegreen’s VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivables are generally written off against the allowance for credit loss.

Bluegreen records an estimate of expected uncollectible VOI notes receivable as a reduction of revenue at the time Bluegreen recognizes a VOI sale.  Bluegreen estimates uncollectible VOI notes receivable in accordance with timeshare accounting rules.  Under these rules, the estimate of uncollectibles is based on historical uncollectibles for similar VOI notes receivable.  Bluegreen uses a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of the notes.  Bluegreen also considers whether the historical economic conditions are comparable to current economic conditions, as well as variations in underwriting standards.  Additionally, under timeshare accounting rules, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable.  Bluegreen reviews its allowance for credit losses on at least a quarterly basis.  Bluegreen’s loan origination costs are deferred and recognized over the life of the related notes receivable.

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

Trade Receivables - Trade receivables are recorded at the invoiced amount and do not bear interest.  Renin and BBX Sweet Holdings recognize revenue when products are shipped and the customer takes ownership and assumes the risk of loss.  Renin and BBX Sweet Holdings maintain an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers' financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  Renin and BBX Sweet Holdings review their allowance for doubtful accounts quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Trade receivables are included in Other Assets on the Company’s Consolidated Statement of Financial Condition.

Inventory - The Company’s inventory is primarily comprised of Bluegreen’s completed VOIs, VOIs under construction and land held for future vacation ownership development.  Bluegreen carries its completed inventory at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes plus other costs incurred during construction, or (ii) estimated fair value, less costs to sell.  VOI inventory and cost of sales are accounted for under timeshare accounting rules, which define a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales.  Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable.  Also, pursuant to timeshare accounting rules, Bluegreen does not relieve inventory for VOI cost of sales related to anticipated credit losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

Bluegreen also periodically evaluates the recovery of the carrying amount of incomplete or undeveloped resort properties under the accounting guidelines for Property, Plant and Equipment, which provides guidance relating to the accounting for the impairment or disposal of long-lived assets.  No impairment charges were recorded with respect to VOI inventory during any of the periods presented.

As of December 31, 2014, other inventory consisted of raw materials and finished goods of $8.6 million for Renin and $5.9 million for BBX Sweet Holdings. These inventories are measured at the lower of cost or market.  Cost includes all costs of conversions, including materials, direct labor, production overhead, and depreciation of equipment.  Raw materials are stated at the lower of cost, on a first-in, first-out basis, and market determined by reference to replacement cost.  Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials.  Finished goods and work in progress are stated at the lower of cost or market determined on a first-in, first-out basis for Renin’s finished goods inventory and on an average cost basis for the Sweet Holdings’ finished goods inventory.

Real Estate Held-for-Sale and Real Estate Held-for-Investment – From time to time, BBX Capital takes possession or ownership of real estate through foreclosure of the underlying loan collateral or through the purchase of the real estate from third parties.  When real estate is determined to be held-for-sale, it is recorded at fair value less estimated selling costs and subsequently measured at the lower of cost or estimated fair value. When real estate is determined to be held-for-investment, it is recorded at fair value and in subsequent periods depreciated over its useful life using the straight line method, if applicable.  Impairments required at the time of foreclosure are charged to the allowance for loan losses.  A gain is recognized for any subsequent increases in fair value, but not in excess of cumulative losses recognized.  Expenditures for capital improvements are generally capitalized.  Valuation allowance adjustments are made to reflect any subsequent declines in fair values.  The costs of holding real estate are charged to real estate operating expenses as incurred.  Changes in the real estate valuation allowance are recorded as asset impairments in the statement of operations.

Investments in Unconsolidated Real Estate Joint Ventures - The Company follows the equity method of accounting to record its interests in entities in which it does not own the majority of the voting stock or otherwise hold a controlling financial interest and to record its investment in variable interest entities in which it is not the primary beneficiary.  Under the equity method, the initial investment in the entity is recorded at cost on the Company’s statement of financial condition and is subsequently adjusted to recognize the Company's share of the entity’s earnings or losses.  Distributions received and other-than temporary impairments reduce the carrying amount of the investment.  The Company’s share of earnings or losses from its investment is shown on the statement of operations.

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

Goodwill and Intangible Assets - Goodwill consists of $7.4 million from the BBX Sweet Holdings acquisitions disclosed above.  Goodwill is recorded at the acquisition date of a business.

Intangible assets consist primarily of approximately $63 million in management contracts which are included in our financial statements as a result of the acquisition of additional shares of Bluegreen’s common stock during November 2009 which gave us a controlling interest in Bluegreen.  The remaining balance in intangible assets consists of approximately $9.4 million of trade names, customer relationships, non-competition agreements and lease premiums that were initially recorded at fair value and are amortized on a straight-line basis over their respective estimated useful lives ranging from 2 years to 20 years.

The Company evaluates the recovery of the carrying amount of its goodwill and long-lived assets under applicable accounting guidance which requires that intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on at least an annual basis, or more frequently if events and circumstances indicate that assets may be impaired, and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  The carrying value of these assets is dependent upon estimates of future earnings.  If cash flows decrease significantly, intangible assets may be impaired in which case they would be written down to their fair value. The estimates of useful lives and expected cash flows require the Company to make significant judgments regarding future periods that are subject to numerous factors, many of which may be beyond the Company’s control.

Properties and Equipment - Land is carried at cost.    Properties and equipment are carried at cost less accumulated depreciation.  Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and building improvements, from 3 to 14 years for office equipment, furniture and fixtures, 5 years for transportation and equipment and from 3 to 14  years for leasehold improvements.  The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Interest expense associated with the construction of certain fixed assets is capitalized as incurred and relieved to expense through depreciation once the asset is put into use.

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

Revenue Recognition – Revenue is recorded for the sale of VOIs, net of a provision for credit losses, in accordance with timeshare accounting guidance.  In accordance with the requirements of the accounting guidance for real estate, Bluegreen recognizes revenue on VOI sales and historically recognized revenue on homesite sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and Bluegreen has completed substantially all of its obligations with respect to any development related to the real estate sold.  As described above and in Note 4, the revenues of Bluegreen Communities, which include homesite sales, are included within the results of discontinued operations for all periods presented.

Bluegreen believes that it uses a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold.  See “Notes Receivable” above for a further discussion of Bluegreen’s policies regarding the estimation of credit losses on its notes receivable.

Under timeshare accounting rules, the calculation of the adequacy of a buyer’s commitment for the sale of VOIs requires that cash received towards the purchase of Bluegreen VOIs be reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentives provided, the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that Bluegreen provides to buyers of its VOIs may result in additional VOI sales being deferred or extend the period during which a sale is deferred.

In cases where development has not been substantially completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting. Should Bluegreen’s estimates of the total anticipated cost of completing any of its projects increase, Bluegreen may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of Bluegreen’s sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred. Conversely, incremental revenues in excess of incremental carrying costs are recorded as a reduction to VOI inventory.  Incremental carrying costs include costs that have been incurred by Bluegreen during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory. During each of the years presented, all of Bluegreen’s rental revenue and sampler revenue earned was recorded as an offset to cost of other fee-based services as such amounts were less than the incremental carrying cost.

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

(1)

In connection with Bluegreen’s management property owners’ associations, Bluegreen acts as agent for the property owners’ association to operate the resort as provided under the management agreements.  In certain cases, the personnel at the resorts are Bluegreen employees.  The property owners’ association bears all of the economic costs of such personnel and generally pays Bluegreen in advance of, or simultaneously with, the payment of payroll.  In accordance with the accounting guidance for reporting revenues gross versus net, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

Bluegreen’s cost of other fee-based services consists of the costs associated with the various activities described above,  as well as developer subsidies and maintenance fees on Bluegreen’s unsold VOIs.

Deferred Income - Bluegreen defers VOI revenue, net of incremental selling expenses, for sales for which the legal rescission period has expired but the required revenue recognition criteria described above has not been met. Additionally, in connection with Bluegreen’s sampler programs, Bluegreen defers revenue, net of direct incremental selling expenses, for guest stays not yet completed.

Deferred Financing Costs - Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are capitalized and amortized to interest expense over the terms of the related financing arrangements.

Advertising –Bluegreen expenses advertising costs, which are primarily marketing costs, as incurred.  Advertising expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  Bluegreen has entered into marketing arrangements with various third parties.  For the year ended December 31, 2014, sales of VOIs to prospects and leads generated by one marketing arrangement accounted for over 20% of VOI sales volume.  There can be no guarantee that Bluegreen will be able to maintain this agreement in accordance with its terms or extend or renew these agreements on similar terms, or at all.

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

Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing net income allocable to common stock (after deducting preferred stock dividends) by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if options to acquire common shares or restricted stock awards of the Company were exercised or lapse.  Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding based on the treasury stock method.  Diluted earnings per share is computed in the same manner as basic earnings per share, but it also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock.  The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding.

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

Stock-Based Compensation  – We account for stock-based compensation using the fair value method of expense recognition in accordance with the provisions established by ASC Topic 718 – Stock Compensation (“Topic 718”).  The fair value of stock options is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected price volatility of the underlying stock.  Projected data related to the expected volatility and expected life of stock options is based upon historical and other information.  Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models may not provide a precise measure of the fair value of stock options.  The fair value of restricted common stock awards is generally the market price of the Company’s common stock on the grant date.  Compensation expense for stock options and restricted common stock awards is based on the fair value of the award on the measurement date, which is generally the grant date.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the awards.

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

Accounting Standards Update Number 2014-08 –  Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.   This update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations and the disposal of individually significant disposals that do not qualify for discontinued operations presentation in the financial statements.  This update is effective for annual and interim periods beginning after December 15, 2014.  The standard was adopted during the first quarter of 2014 and did not have a material impact on the Company’s financial statements.

Accounting Standards Update Number 2014-09 – Revenue Recognition (Topic 606): Revenues from Contracts with Customers.   This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  It also requires disclosures designed to enable readers of financial statements to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This accounting guidance update will replace most existing revenue recognition guidance in GAAP.  The standard is effective for annual and interim reporting periods beginning after December 15, 2016.  Early application is not permitted.  The Company is currently evaluating the potential impact, this update will have on its consolidated financial statements.

Accounting Standards Update Number 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.    This Update provides guidance in GAAP regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The guidance requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United States auditing standards.  This accounting guidance should reduce diversity in the timing and content of footnote disclosures.  The standard is effective for annual and interim reporting periods beginning after December 15, 2016.  Early application is permitted.  The Company is currently evaluating the requirements of this update and has not yet determined its potential impact, if any, on the Company’s consolidated financial statements.

Accounting Standards Update Number 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  This statement will simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP.  As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations.  The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained and expanded to include items that are both unusual and infrequent.  The standard is effective for both public and private companies for periods beginning after December 15, 2015.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption.  The adoption of this update is not expected to have a material impact on the Company’s financial statements.

Accounting Standards Update Number 2015-02  – Consolidation (Topic 810):  Amendments to the Consolidation Analysis. This update changes the manner in which a reporting entity assesses one of the five characteristics that determines if an entity is a variable interest entity.  In particular, when decision-making over the entity’s most significant activities has been outsourced, the update changes how a reporting entity assesses if the equity holders at risk lack decision making rights.  The update also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights.  The standard is effective for annual reporting periods beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its potential impact, if any, on the Company's consolidated financial statements.

2.    Liquidity

BFC

As of December 31, 2014 and 2013, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $34.7 million and $15.5 million, respectively.

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

We expect to use our available cash to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and/or repurchase shares of our common stock pursuant to our share repurchase program.  On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors considered by management.    There were no shares repurchased under the share repurchase program during the years ended December 31, 2014 or 2013.

BFC has not received cash dividends from BBX Capital since March 2009. Prior to its deregistration as a savings and loan holding company during July 2012, BBX Capital’s payment of dividends was subject to the oversight of the Federal Reserve.  In addition, prior to its sale of BankAtlantic during July 2012, BBX Capital was restricted from paying dividends pursuant to the terms of the indentures governing its TruPs due to its deferral of interest payments thereunder.  While these restrictions no longer apply, BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE. Decisions with respect to future dividend payments by BBX Capital will depend on the financial condition of BBX Capital and other factors declared relevant by its Board of Directors.

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  In addition, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC.  BBX Capital and BFC own 46% and 54%, respectively, of Woodbridge.  During 2014, Bluegreen paid a total of $71.5 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $69.1 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($37.3 million to BFC and $31.8 million to BBX Capital).  During 2013, Bluegreen paid a total of $47.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $44.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($23.9 million to BFC and $20.4 million to BBX Capital).

We believe that our current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including potential dividends, will allow us to meet our anticipated liquidity needs. We may also seek to dispose of some of our investments, assets or subsidiaries or fund operations or investments with the proceeds from additional equity or debt financings or secured or unsecured indebtedness. However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise any necessary funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately $0.6 million and $0.7 million at December 31, 2014 and 2013, respectively.  Woodbridge’s principal sources of liquidity are its cash holdings and dividend distributions received from Bluegreen, as described above.

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

Bluegreen

Bluegreen had cash and cash equivalents totaling $185.2 million and $158.1 million at December 31, 2014 and 2013, respectively.  Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities it may put in place will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, for the foreseeable future. Subject to the successful implementation of ongoing strategic initiatives and the availability of credit, Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities.  Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require.  Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations.  To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

BBX Capital

BBX Capital has cash of $45.9 million as of December 31, 2014, which does not include $5.0 million, $0.8 million and $1.5 million of cash held in FAR, Renin and BBX Sweet Holdings, respectively.  BBX Capital had cash of $33.1 million as of December 31, 2014, which does not include $8.4 million, $1.0 million and $0.7 million of cash held in FAR, Renin and Hoffman, respectively.  BBX Capital’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, sales of real estate, income from income producing real estate, and distributions received from FAR and Woodbridge. While FAR is consolidated in BFC and BBX Capital’s financial statements, the cash held in FAR and generated by its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return to BB&T and will generally not be available for distribution to BBX Capital, until the BB&T preferred membership interest is repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $12.3 million at December 31, 2014.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and the business of Bluegreen as well as restrictions contained in Bluegreen’s debt facilities and the outcome of pending legal proceedings against Bluegreen.  BBX Capital does not expect its investments in Renin or BBX Sweet Holdings to be a source of liquidity for the foreseeable future.  Based on current and expected liquidity needs and sources, BBX Capital expects to be able to meet its liquidity needs over the next twelve months.

3.    Acquisitions

2014 Acquisitions

In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections (“Anastasia”) for purchase consideration of $11.4 million.  Founded in 1984 and headquartered in an 80,000 square foot production facility in Orlando, Florida, Anastasia manufactures gourmet coconut and chocolate candy, salt water taffy, and other chocolate gift products.  The purchase consideration included cash of $4.2 million and a $7.5 million promissory note. The promissory note was recorded at a $0.3 million discount to reflect the fair value of the promissory note at the acquisition date.

In July 2014, BBX Sweet Holdings acquired Helen Grace Chocolates (“Helen Grace”), a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles and in a separate transaction during July 2014 BBX Sweet Holdings acquired Jer’s Chocolates (“Jer’s”), a California based distributor of peanut butter chocolate products internationally and in the United States.  In January 2014, BBX Sweet Holdings acquired Williams and Bennett, including its brand Big Chocolate Dipper. Williams and Bennett is headquartered in Boynton Beach, Florida and is a manufacturer of chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.

The purchase consideration for the Williams and Bennett, Helen Grace, and Jer’s acquisitions included cash of $4.6 million and holdback amounts of $0.7 million.  The holdback amounts serve to satisfy any indemnification claims made by BBX Sweet Holdings against a seller pursuant to the purchase agreements.  Holdback amounts of $150,000 were included in other liabilities in the Company’s Statement of Financial Condition as of December 31, 2014 as these amounts were non-interest bearing and paid to a seller in February 2015.

The following tables summarize the fair value of the assets acquired and liabilities assumed from Anastasia at the acquisition date (in thousands):

Fair value of identifiable assets
acquired and liabilities assumed:
Trade receivables	$483
Inventories	1,338
Properties and equipment	1,873
Identifiable intangible assets (1)	3,410
Deferred tax liabilities	(1,365)
Other liabilities	(421)
Fair value of identifiable net assets	5,318
Goodwill	6,113
Purchase consideration	$11,431

(1)	Identifiable intangible assets consisted primarily of $1.9 million and $1.5 million of trademarks and customer relationships intangible assets, respectively.

BBX Capital incurred $0.1 million of acquisition related costs in connection with the Anastasia acquisition.  The acquisition related costs are included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2014.

The amount of revenues and net income from Anastasia included in the statement of operations for the year ended December 31, 2014 was $2.1 million and $268,000, respectively.  The Anastasia net income excludes acquisition related costs and is from the date of acquisition (October 1, 2014) through December 31, 2014.

The supplemental pro forma amount of BBX Capital’s revenues and net income had the Anastasia acquisition been as of January 1, 2013 was as follows (in thousands):

(unaudited)	Revenue	Income (1)
Pro forma from 1/1/2014 -12/31/2014	$98,022	4,540
Pro forma from 1/1/2013 -12/31/2013	$54,828	48,305

(1)	Amounts represent income from continuing operations.

The following tables summarize the fair value of the assets acquired and liabilities assumed from Williams and Bennett, Helen Grace and Jer’s at the respective acquisition dates (in thousands):

Fair value of identifiable assets
acquired and liabilities assumed:
Trade receivables	$49
Inventories	3,284
Properties and equipment	1,329
Identifiable intangible assets (1)	2,738
Other assets	416
Notes payable	(186)
Deferred tax liabilities	(1,742)
Other liabilities	(602)
Fair value of identifiable net assets	5,286
Goodwill	1,264
Purchase consideration	(5,313)
Bargain purchase gain	$1,237

(1)	Identifiable intangible assets consisted primarily of $1.2 million and $1.1 million of trademarks and customer relationships intangible assets, respectively.

BBX Capital incurred $0.4 million of acquisition related costs in connection with these acquisitions.  The acquisition related costs are included in selling, general and administrative expenses in the Company’s Statement of Operations for the year ended December 31, 2014.

The bargain purchase gain of $1.2 million from the Helen Grace acquisition represents the amount by which the fair value of identifiable net assets acquired exceeded the purchase consideration. BBX Capital’s management believes that it was able to acquire Helen Grace for a bargain purchase gain because Helen Grace was a division of a larger company that made a strategic decision to divest chocolate manufacturing activities.

The amount of revenues and net loss from these acquisitions included in the Company’s Statement of Operations for the year ended December 31, 2014 was $9.7 million and $0.3 million, respectively.  The net loss from the date of these acquisitions through December 31, 2014 excludes $0.4 million of acquisition related costs and the $1.2 million Helen Grace bargain purchase gain.

The supplemental pro forma amount of the BBX Capital’s revenues and net income had these acquisitions been consummated as of January 1, 2013 was as follows (in thousands):

(unaudited)	Revenue	Income (1)
Pro forma from 1/1/2014 -12/31/2014	$97,148	3,289
Pro forma from 1/1/2013 -12/31/2013	$64,496	46,941

(1)	Amounts represent income from continuing operations.

The net cash outflows from the Williams and Bennett, Helen Grace, Jer’s, and Anastasia acquisitions (collectively, “2014 Acquisitions”) was as follows (in thousands):

Total purchase consideration	$16,744
Notes payable	(7,750)
Other liabilities	(150)
Net cash outflow from acquisitions	$8,844

2013 Acquisitions

On October 30, 2013, Renin, through two newly formed subsidiaries, acquired substantially all of the assets and certain liabilities of Renin Corp for approximately $14.5 million (the “Renin Transaction Consideration”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and three manufacturing, assembly and distribution facilities in Canada and the United States and a sales and distribution facility in the United Kingdom.

Renin funded approximately $9.4 million of the Renin Transaction Consideration through proceeds from a loan and revolver facility to Renin provided by Bluegreen.  The remainder of the Renin Transaction Consideration was funded $4.2 million by BBX Capital and $1.0 million by BFC pro rata in accordance with their percentage equity interests in Renin.  At closing, $1.7 million of the Renin Transaction Consideration was placed in an escrow account pending final determination of the working capital adjustment (if any) and final resolution of any indemnification obligations of Renin Corp.  In January 2014, the working capital and indemnification obligations of the sellers were finalized and the entire escrow balance was distributed to Renin.  As a result, the Renin Transaction Consideration was reduced to $12.8 million.  Included in other assets in the statement of financial condition as of December 31, 2013 was a $1.7 million receivable for this indemnity and working capital adjustment escrow.

In December 2013, BBX Sweet Holdings acquired the outstanding common shares or membership interests in Hoffman’s from their shareholders or members.  The purchase consideration included a $500,000 holdback (“Holdback”) that is payable on the second anniversary of the closing date and accrues interest at 1.93% per annum.  The Holdback serves as security for the Hoffman’s sellers’ obligations under the Hoffman’s stock purchase and sale agreement including the indemnity obligations and performance under each of such seller’s non-competition agreements.  The Holdback was recorded at a $46,000 premium to reflect the fair value of the Holdback at the acquisition date.  The obligation of BBX Sweet Holdings to pay to the Hoffman’s sellers all or any portion of the Holdback is guaranteed by BBX Capital.  Hoffman’s is a manufacturer of gourmet chocolates, with retail locations in South Florida.

The following tables summarize the purchase consideration for the Hoffman’s acquisition and for the Renin Transaction and the fair value of the assets acquired and liabilities assumed and the net cash outflows from the acquisitions at the acquisition dates (in thousands):

Fair value of identifiable assets
acquired and liabilities assumed:
Cash	$1,033
Trade receivables	7,523
Inventories	9,858
Properties and equipment	6,134
Identifiable intangible assets	2,686
Other assets	477
Notes payable	(2,493)
Other liabilities	(9,011)
Fair value of identifiable net assets	16,207
Purchase consideration	(15,206)
Bargain purchase gain	$(1,001)

Purchase consideration	$15,206
Working capital adjustment receivable	1,694
Holdback amount	(500)
Discount on Holdback amount	46
Cash acquired	(1,033)
Net cash outflows from acquisitions	$15,413

$1.1 million of acquisition related costs were incurred in connection with the acquisitions.  The bargain purchase gain of $1.0 million from the Renin Transaction represents the amount by which the fair value of identifiable net assets acquired exceeded the Renin Transaction Consideration. Management believes that it was able to acquire Renin Corp. for a bargain purchase gain because Renin Corp. was a distressed company.  The acquisition related costs are included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2013.

The amount of revenues and loss before income taxes from the Renin acquisition included in the consolidated statement of operations for the year ended December 31, 2013 was $9.3 million and a net loss of $0.9 million, respectively.  Actual loss from October 30, 2013 through December 31, 2013 excludes acquisition costs and the bargain purchase gain.

The supplemental pro forma amount of BBX Capital’s revenues and net income (loss) had the Renin Transaction been consummated as of January 1, 2012 was as follows (in thousands):

(unaudited)	Revenue	Income (1)
Pro forma from 1/1/2013 - 12/31/2013	$104,987	43,639
Pro forma from 1/1/2012 - 12/31/2012	$107,303	(28,794)

(1)	Amounts represent income from continuing operations.

The methodology utilized to fair value the assets acquired for the Renin and Hoffman’s acquisitions in 2013 and the 2014 Acquisitions was as follows:

Trade Receivables

Trade receivables were recorded at fair value using the cost approach with level 3 inputs based on the percentage of gross receivables collected in a trailing eighteen month period ending in October 2013 for Renin.  The inputs used were trade receivable balances, allowances, charge-offs, sales discounts and volume of returned merchandise.  The fair value of the trade receivables acquired from the BBX Sweet Holdings acquisitions were recorded at the invoiced amounts.

Inventories

Raw materials were fair valued using the cost approach.  Raw material items replaced on a regular basis were recorded at fair value based on historical costs.  Raw material items acquired in the Renin transaction with greater than 180 days of usage on hand were recorded at fair value based on discounts relative to historical cost amounts.  Finished goods inventory was recorded at fair value using the cost approach.  Fifty percent of the historical gross margin was added to the finished goods historical cost amounts in order to estimate a reasonable profit margin for selling finished goods.  Finished goods on hand acquired in the Renin Transaction greater than 180 days of sales were recorded at fair value with discounts relative to historical costs.

Properties and Equipment

Properties and equipment acquired consisted primarily of machinery and equipment used in  manufacturing operations.  The machinery and equipment was recorded at fair value using the market approach with level 2 inputs as market comparable data.  The cost approach was used to estimate the contributing installation costs to fair value and the electrical distribution system in certain manufacturing facilities.  The inputs were obtained from market data collected from used equipment dealers that purchase and sell comparable equipment, quotations from new machinery dealers and manufacturers, historical installation cost information and searches on the internet.

Identifiable Intangible Assets

The identifiable intangible assets acquired primarily consisted of trade names and customer relationships.  The relief from royalty valuation method, a form of the income approach, was used to estimate the fair value of the trade names.  The fair value was determined by present valuing the expected future estimated royalty payments that would have to be paid if the trade names were not owned.  The fair value of the net royalties saved was estimated based on discounted cash flows at a risk adjusted discount rate.  The multi-period excess earnings method, a form of the income approach, was used to estimate the fair value of the customer relationships.  The multi-period excess earnings method isolates the expected cash flows attributable to the customer relationship intangible asset and discounts these cash flows at a risk adjusted discount rate.

4.    Discontinued Operations

Income and loss from discontinued operations, net of tax, was $0.3 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively, and related solely to Bluegreen Communities.  Bluegreen’s provision and benefit for income taxes attributable to discontinued operations was $0.2 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively.

Discontinued operations for the year ended December 31, 2012 included BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services components, Bluegreen Communities and Cypress Creek Holdings, a subsidiary of Woodbridge.

The following table summarizes the results of discontinued operations for Bluegreen Communities and Cypress Creek Holdings for the year ended December 31, 2012 (in thousands):

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

Bluegreen Communities

In May 2012, Bluegreen sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of approximately $29.0 million in cash.  Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, and liabilities relating to Bluegreen Communities were not sold to Southstar.  Discontinued operations set forth in the table above include interest expense primarily on Bluegreen’s H4BG Communities Facility as certain of the assets which were sold to Southstar as part of the Bluegreen Communities sale served as collateral under this facility.

Revenues and costs of discontinued operations relate to the period prior to the close of the transaction with Southstar in May 2012 and represent sales and marketing operations of Bluegreen Communities.  Cost of discontinued operations during 2012 also includes expenditures to satisfy certain obligations of Bluegreen Communities not assumed by Southstar.

Discontinued operations for 2012 included interest expense on notes payable which were collateralized by certain Bluegreen Communities inventory, property and equipment, which were repaid in full upon the sale of those assets.

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

BBX Capital

Sale of BankAtlantic to BB&T

BankAtlantic had five reporting units which each reflected a component of the BankAtlantic entity and was the lowest level for which cash flows could be clearly distinguished, operationally and for financial reporting purposes.  These five components were Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services.  Based on the terms of the sale of BankAtlantic to BB&T, BBX Capital determined that the Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  BBX Capital sold all operations and the majority of the assets and liabilities of these discontinued

reporting units to BB&T upon the consummation of the BB&T Transaction on July 31, 2012. BBX Capital  did not continue in any material respect any activities of or have any continuing involvement with these reporting units. Although certain assets of the Commercial Lending reporting unit were sold to BB&T, BBX Capital has continued certain Commercial Lending reporting unit activities resulting in BBX Capital including the Commercial Lending reporting unit in continuing operations in the statements of operations.

Pursuant to the sale to BB&T, in addition to certain assets associated with BBX Capital’s continuing Commercial Lending reporting unit, FAR also retained certain assets and liabilities that were associated with BBX Capital’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units).  BBX Capital determined that the ongoing cash flows relating to the retained assets of the disposed reporting units expected in future periods were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported in discontinued operations for the year ended December 31, 2012.  The carrying value of the disposed reporting units’ net assets transferred to FAR were $112 million as of July 31, 2012.  The results of operations and cash flows associated with the retained assets associated with the disposed reporting units were included in continuing operations for the five months ended December 31, 2012 and for the years ended December 31, 2014 and 2013.  The assets held by FAR are expected to be monetized in accordance with the terms of such assets or through orderly transactions over a seven year period or longer provided BB&T’s preferred interest is repaid within such seven-year period.  Ninety-five percent of the cash flows from these assets, net of operating expenses and a stated preferred return, will be applied toward the ongoing repayment of BB&T’s preferred interest in FAR.

The gain on the sale of BankAtlantic to BB&T, which is included in the Company’s Consolidated Statements of Operations in “Discontinued operations” for the year ended December 31, 2012, was as follows (in thousands):

Investment in BankAtlantic (1)	$306,302
Reduction in other comprehensive loss	(18,124)
Carrying amount of BankAtlantic's net assets	288,178
Stay and retention bonuses	1,300
Transaction costs	(5,000)
Cash consideration	6,433
Other	(269)
Recognition of purchase accounting (2)	2,819
Gain on sale of BankAtlantic	$293,461

(1)	The investment in BankAtlantic represents BankAtlantic’s stockholder’s deficit as of July 31, 2012 after giving effect to the transfer of CAM and FAR to BBX Capital.

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

The income from BankAtlantic’s Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations and the gain on the sale of BankAtlantic in the statement of operations  for the year ended December 31, 2012 was as follows (in thousands):

For the Year Ended December 31,
2012
Net interest income (1)	$38,098
Provision for loan losses	18,383
Net interest income after provision for loan losses	19,715
Gain on sale of BankAtlantic	293,461
Total non-interest income	37,234
Total non-interest expense (2) (3)	62,446
Income from discontinued operations
before income taxes	287,964
Provision for income taxes	21,005
Income from discontinued operations	$266,959

(1)	Includes purchase accounting adjustments to increase net interest by approximately $714,000 for the year ended December 31, 2012.

(2)	Includes purchase accounting adjustments to increase non-interest expense by approximately $812,000 for the year ended December 31, 2012.

(3)	Pursuant to applicable accounting rules, all general corporate overhead was allocated to continuing operations.

5.    Fair Value Measurement

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

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of December 31, 2014 or 2013.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant
		Active Markets	Other	Significant	Total
	As of	for Identical	Observable	Unobservable	Impairments (1)
	December 31,	Assets	Inputs	Inputs	For the Year Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Loans measured for impairment
using the fair value of the
underlying collateral	$2,648	-	-	2,648	2,161
Impaired real estate held-for-sale
and held-for-investment	20,701	-	-	20,701	8,756
Total	$23,349	-	-	23,349	10,917

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2014 on assets that were held and measured at fair value as of December 31, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis as of December 31, 2014 is as follows (Fair Value in thousands):

As of December 31, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)

Loans measured for impairment using the fair value of the		Fair Value of	Discount Rates and Appraised
underlying collateral	$2,648	Collateral	Value less Cost to Sell	$0.1 - $2.6 million ($0.5 million)
Impaired real estate held-for-sale		Fair Value of	Discount Rates and Appraised
and held-for-investment	20,701	Property	Value less Cost to Sell	$0.3 - $8.4 million ($2.0 million)
Total	$23,349

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant
		Active Markets	Other	Significant	Total
	As of	for Identical	Observable	Unobservable	Impairments (1)
	December 31,	Assets	Inputs	Inputs	For the Year Ended
Description	2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Loans measured for impairment
using the fair value of the
underlying collateral	$24,167	-	-	24,167	4,639
Impaired real estate held-for-sale
and held-for-investment	55,955	-	-	55,955	2,288
Impaired loans held-for-sale	53,846	-	-	53,846	4,992
Total	$133,968	-	-	133,968	11,919

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2013 on assets that were held and measured at fair value as of December 31, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis as of December 31, 2013 was as follows (Fair Value in thousands):

As of December 31, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)

Loans measured for impairment using the fair value of the		Fair Value of	Discount Rates and Appraised
underlying collateral	$24,167	Collateral	Value less Cost to Sell	$0.1 - $9.0 million ($0.4 million)
Impaired real estate held-for-sale		Fair Value of	Discount Rates and Appraised
and held-for-investment	55,955	Property	Value less Cost to Sell	$0.1 - $12.0 million ($1.7 million)
		Fair Value of	Discount Rates and Appraised
Impaired loans held-for-sale	53,846	Collateral	Value less Cost to Sell	$0.1 - $2.2 million ($0.3 million)
Total	$133,968

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no significant liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of December 31, 2014 or 2013.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of BBX Capital’s loans are collateral dependent.  The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values as its loans are primarily secured by real estate.  BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral.  However, the appraiser uses professional judgment in determining the fair value of the collateral, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date.  When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal. As a consequence, the calculation of the fair value of the collateral are considered Level 3 inputs. BBX Capital generally recognizes impairment losses on based on third party broker price opinions to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent.  These third party valuations from real estate professionals also use Level 3 inputs in determining fair values.  The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at December 31, 2014 and 2013 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31	December 31	Assets	Inputs	Inputs
	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-
for-sale, net	62,267	73,423	-	-	73,423
Notes receivable, net	424,267	520,000	-	-	520,000
Notes receivable from preferred shareholders (1)	5,000	4,400	-	-	4,400

Financial liabilities:
Receivable-backed notes payable	$412,404	411,400	-	-	411,400
Notes and mortgage notes payable and
other borrowings	107,984	108,828	-	-	108,828
BB&T preferred interest in FAR	12,348	12,383	-	-	12,383
Junior subordinated debentures	150,038	134,500	-	-	134,500
Shares subject to mandatory redemption	12,714	12,215	-	-	12,215

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-
for-sale, net	126,072	131,853	-	-	131,853
Notes receivable, net	455,569	540,000	-	-	540,000
Notes receivable from preferred shareholders (1)	5,013	4,100	-	-	4,100

Financial liabilities:
Receivable-backed notes payable	$443,561	447,700	-	-	447,700
Notes and mortgage notes payable and
other borrowings	102,974	102,416	-	-	102,416
BB&T preferred interest in FAR	68,517	69,032	-	-	69,032
Junior subordinated debentures	147,431	120,000	-	-	120,000
Shares subject to mandatory redemption	12,362	11,000	-	-	11,000

(1)	Notes receivable from preferred shareholders is included in other assets on BFC’s statement of financial condition as of December 31, 2014 and 2013.

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

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into accruing and non-accrual categories.  The fair value of BBX Capital’s accruing loans is calculated using an income approach with Level 3 inputs by discounting forecasted cash flows using estimated market discount rates that reflect the interest rate and credit risk inherent in the loan portfolio.  BBX Capital’s management assigns a credit risk premium and an illiquidity adjustment to these loans.  The fair value of non-accruing collateral dependent loans is estimated using an income approach with Level 3 inputs utilizing the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

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

6.  BBX Capital’s Loans Held-For-Sale

BBX Capital’s loans-held-for-sale were as follows (in thousands):

	December 31,
	2014	2013
Residential	$27,331	38,223
First-lien consumer	-	4,176
Second-lien consumer	2,351	-
Small business	5,741	11,447
Total loans held-for-sale	$35,423	53,846

Loans held-for-sale are reported at the lower of cost or fair value.  BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  BBX Capital transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  All loans held-for-sale at December 31, 2014 and 2013 were owned by FAR.

In September 2014, FAR, based on current market conditions, decided to sell its performing second-lien consumer loans.  BBX Capital charged down these loans $2.7 million to fair value and transferred the loans to held-for-sale in the aggregate amount of $2.3 million.

During the 2013 fourth quarter, BBX Capital’s management evaluated its residential loan portfolio in light of the general appreciation of residential real estate values during 2013 and decided to transfer first lien residential and consumer loans to loans held-for-sale as of December 31, 2013.  BBX Capital charged down its first lien residential and consumer loan portfolio by $4.1 million and reduced its allowance for loan losses by $1.4 million upon the transfer of first lien residential and consumer loans to loans held-for-sale.

In July 2014, BBX Capital received net proceeds from the sales of its first-lien consumer loan portfolio and certain residential loans of approximately $3.2 million and $6.3 million, respectively.  Included in net gains on the sales of assets for the year ended December 31, 2014 was a $0.6 million gain from the sale of these loans.

In September 2012, subsequent to the sale of BankAtlantic to BB&T, BBX Capital management evaluated its loan portfolio and transferred its entire portfolio of small business loans to loans held-for-sale and transferred $14.2 million of residential loans previously held-for-sale to loans held for investment.  BBX Capital charged down its small business loans by $1.3 million and reduced its allowance for loan losses by $1.1 million upon the transfer of its small business loans to loans held-for-sale.

7.    BBX Capital’s Loans Receivable

BBX Capital’s loan portfolio consisted of the following (in thousands):

	December 31,
	2014	2013
Commercial non-real estate	$1,326	3,331
Commercial real estate	24,189	62,937
Consumer	2,306	8,618
Residential	-	53
Total gross loans	27,821	74,939
Allowance for loan losses	(977)	(2,713)
Loans receivable -- net	$26,844	72,226

The underlying collateral for BBX Capital’s real estate loan portfolio was located in Florida at December 31, 2014 and 2013.

BBX Capital segregates its loan portfolio into five segments.  BBX Capital’s loan segments are: residential loans, commercial real estate loans, commercial non-real estate loans, consumer loans, and small business loans.  BBX Capital’s loan segments are described below:

Residential – represents loans secured by one to four dwelling units. Residential loans, except two loans in foreclosure, were transferred to loans held-for-sale as of December 31, 2013.

Commercial real estate -  represents loans for acquisition, development and construction of various types of properties including residential, office buildings, retail shopping centers, and other non-residential properties.

Commercial non-real estate loans - generally represent business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.

Consumer loans - consists of loans to individuals originated through BankAtlantic’s branch network.  Consumer loans are generally home equity lines of credit secured by a second mortgage on the primary residence of the borrower.  All collateral secured consumer loans are located in Florida.  First-lien consumer loans were transferred to loans held-for-sale as of December 31, 2013 and sold during the year ended December 31, 2014.  Current second-lien consumer loans were transferred to loans held-for-sale during the year ended December 31, 2014.

Small business loans – consists of loans originated to businesses in principal amounts that do not generally exceed $2.0 million.  The principal source of repayment for these loans is generally from the cash flow of a business. The entire portfolio of small business loans was transferred to loans held-for-sale as of September 30, 2012.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was as follows (in thousands):

	December 31,
Loan Class	2014	2013
Commercial non-real estate	$1,326	3,331
Commercial real estate	14,464	45,540
Consumer	1,990	2,972
Residential	-	53
Total nonaccrual loans	$17,780	51,896

An age analysis of the past due recorded investment in BBX Capital’s loans receivable as of December 31, 2014 and December 31, 2013 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	996	1,326
Commercial real estate	-	-	5,458	5,458	18,731	24,189
Consumer	-	227	1,703	1,930	376	2,306
Residential	-	-	-	-	-	-
Total	$-	227	7,491	7,718	20,103	27,821

(1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of December 31, 2014.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	2,269	2,269	1,062	3,331
Commercial real estate	-	-	22,729	22,729	40,208	62,937
Consumer	317	293	2,480	3,090	5,528	8,618
Residential	-	-	53	53	-	53
Total	$317	293	27,531	28,141	46,798	74,939

1)	BBX Capital had no loans that were past due greater than 90 days and still accruing interest as of December 31, 2013.

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the year ended December 31, 2014 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$954	227	-	1,532	-	2,713
Charge-offs :	(1,939)	(1,900)	-	(3,345)	(5)	(7,189)
Recoveries :	294	8,936	321	2,307	750	12,608
Provision :	691	(7,156)	(321)	376	(745)	(7,155)
Ending balance	$-	107	-	870	-	977
Ending balance individually
evaluated for impairment	$-	-	-	-	-	-
Ending balance collectively
evaluated for impairment	-	107	-	870	-	977
Total	$-	107	-	870	-	977
Loans receivable:
Ending balance individually
evaluated for impairment	$1,326	14,464	-	1,255	-	17,045
Ending balance collectively
evaluated for impairment	$-	9,725	-	1,051	-	10,776
Total	$1,326	24,189	-	2,306	-	27,821
Proceeds from loan sales	$-	-	-	3,239	6,258	9,497
Transfer to loans held-for-sale	$-	-	-	2,299	-	2,299
Transfer from loans held-for-sale	$-	-	-	-	-	-

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the year ended December 31, 2013 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-offs:	-	(3,976)	-	(2,516)	(4,375)	(10,867)
Recoveries :	10,241	36,824	257	2,225	2,587	52,134
Provision :	(11,022)	(34,490)	(257)	562	1,342	(43,865)
Ending balance	$954	227	-	1,532	-	2,713
Ending balance individually
evaluated for impairment	$954	-	-	-	-	954
Ending balance collectively
evaluated for impairment		227	-	1,532	-	1,759
Total	$954	227	-	1,532	-	2,713
Loans receivable:
Ending balance individually
evaluated for impairment	$3,331	45,540	-	2,207	53	51,131
Ending balance collectively
evaluated for impairment	$-	17,397	-	6,411	-	23,808
Total	$3,331	62,937	-	8,618	53	74,939
Proceeds from loan sales	$2,390	1,100	-	-	-	3,490
Transfer to loans held-for-sale	$-	-	-	4,176	38,222	42,398
Transfer from loans held-for-sale	$-	-	-	-	1,312	1,312

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the year ended December 31, 2012 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,053	7,168	22,554	16,705	129,887
Charge-off :	(19,237)	(55,686)	(3,991)	(9,793)	(14,658)	(103,365)
Recoveries :	893	7,435	487	1,424	2,563	12,802
Provision :	5,569	(7,839)	244	2,778	1,653	2,405
Transfer to held-for-sale
- BB&T Transaction:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations provision:	-	70	546	4,937	6,674	12,227
Ending balance	$1,735	1,869	-	1,261	446	5,311
Ending balance individually
evaluated for impairment	$784	837	-	-	-	1,621
Ending balance collectively
evaluated for impairment	951	1,032	-	1,261	446	3,690
Total	$1,735	1,869	-	1,261	446	5,311
Loans receivable:
Ending balance individually
evaluated for impairment	$3,362	173,917	-	7,859	44,621	229,759
Ending balance collectively
evaluated for impairment	$8,644	40,130	-	9,048	10,176	67,998
Total	$12,006	214,047	-	16,907	54,797	297,757
Proceeds from loan sales	$-	5,864	-	-	-	5,864
Transfer to held-for-sale
- BB&T Transaction	$60,398	304,668	234,228	502,221	811,060	1,912,575
Transfer to held-for-sale	$-	20,722	19,069	-	-	39,791
Transfer from loans held-for-sale	$-	-	-	-	14,185	14,185

During the first quarter of 2012, BBX Capital charged down its recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell based on the Office of the Comptroller of the Currency (the “OCC”) guidance to thrifts regarding valuation specific allowances on collateral dependent loans.  This charge down consisted entirely of the charging off of existing specific valuation allowances.  As a specific valuation allowance was previously established for these loans, the charge-offs did not impact BBX Capital’s provision for loan losses or the net loss during the year ended December 31, 2012, but did reduce BBX Capital’s allowance for loan losses and recorded investment in the loans.

Impaired Loans – BBX Capital’s loans are considered impaired when, based on current information and events, BBX Capital believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  For a loan that has been restructured, the actual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated as part of BBX Capital’s on-going credit monitoring process for commercial loans.  Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan.  Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan segments are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

BBX Capital’s individually impaired loans as of December 31, 2014 and 2013 were as follows (in thousands):

	As of December 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$-	-	-	3,001	4,472	954
Commercial real estate	-	-	-	-	-	-
Consumer	735	1,664	735	920	2,228	920
Residential	-	-	-	-	-	-
Total with allowance recorded	$735	1,664	735	3,921	6,700	1,874
With no related allowance recorded:
Commercial non-real estate	$1,326	3,061	-	330	634	-
Commercial real estate	14,464	30,546	-	45,540	79,186	-
Consumer	1,571	2,205	-	7,165	8,730	-
Residential	-	-	-	53	189	-
Total with no allowance recorded	$17,361	35,812	-	53,088	88,739	-
Total:
Commercial non-real estate	$1,326	3,061	-	3,331	5,106	954
Commercial real estate	14,464	30,546	-	45,540	79,186	-
Consumer	2,306	3,869	735	8,085	10,958	920
Residential	-	-	-	53	189	-
Total	$18,096	37,476	735	57,009	95,439	1,874

Average recorded investment and interest income recognized on BBX Capital’s individually impaired loans as of December 31, 2014 and 2013 were as follows (in thousands):

	For the Year Ended
	December 31, 2014		December 31, 2013
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$-	-	3,015	119
Commercial real estate	-	-	-	2
Consumer	837	7	1,040	-
Residential	-	-	-	-
Total with allowance recorded	$837	7	4,055	121
With no related allowance recorded:
Commercial non-real estate	$1,368	121	330	-
Commercial real estate	17,575	839	47,524	1,278
Consumer	4,218	151	7,118	200
Residential	-	-	55	-
Total with no allowance recorded	$23,161	1,111	55,027	1,478
Total:
Commercial non-real estate	$1,368	121	3,345	119
Commercial real estate	17,575	839	47,524	1,280
Consumer	5,055	158	8,158	200
Residential	-	-	55	-
Total	$23,998	1,118	59,082	1,599

BBX Capital’s individually impaired loans and the average recorded investment and interest income recognized on BBX Capital’s impaired loans as of December 31, 2012 were as follows (in thousands):

	As of December 31, 2012
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income
With a related allowance recorded:
Commercial non-real estate	$3,032	3,287	784	3,032	137
Commercial real estate	28,195	41,366	837	28,259	1,068
Consumer	-	-	-	-	-
Residential	-	-	-	-	-
Total with allowance recorded	$31,227	44,653	1,621	31,291	1,205
With no related allowance recorded:
Commercial non-real estate	$330	634	-	330	-
Commercial real estate	143,388	232,695		139,684	4,873
Consumer	16,050	20,501	-	17,887	282
Residential	48,317	77,628		56,776	177
Total with no allowance recorded	$208,085	331,458	-	214,677	5,332
Total:
Commercial non-real estate	$3,362	3,921	784	3,362	137
Commercial real estate	171,583	274,061	837	167,943	5,941
Consumer	16,050	20,501	-	17,887	282
Residential	48,317	77,628	-	56,776	177
Total	$239,312	376,111	1,621	245,968	6,537

BBX Capital’s individually impaired loans without specific valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate were equal to or greater than the carrying value of the loans, or were collectively measured for impairment.

BBX Capital monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly.  Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of December 31, 2014 were $13.7 million of collateral dependent loans, of which $9.6 million were measured for impairment using current appraisals and one collateral dependent loan totaling $4.1 million had an appraisal postponed beyond one year pending completion of ongoing renovation on the property collateralizing the loan funded by a surety bond.

BBX Capital had no commitments to lend additional funds on impaired loans as of December 31, 2014.

Credit Quality Information

BBX Capital monitors delinquency trends, net charge-off levels,  levels of impaired loans, current loan to value ratios, credit scores and general economic conditions in an effort to assess loan credit quality.  BBX Capital assesses commercial loan credit quality through accrual and non-accrual loan classifications.  BBX Capital’s commercial loans are generally placed on non-accrual status when the full payment of the loan’s principal and interest is in doubt, which may be due to factors including material deterioration of conditions surrounding the principal source of repayment, insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the loan-to-value ratio of the loan’s collateral or delinquencies greater than ninety days.  BBX Capital’s accruing commercial loans are generally loans in which BBX Capital’s management believes that it is probable that BBX Capital will collect loan payments in accordance with the contractual or modified contractual terms of the loan.

The following table presents the amount of BBX Capital’s accruing and non-accruing commercial loans by loan class as of December 31, 2014 (in thousands):

	Commercial
	Non	Commercial
	Real Estate	Real Estate
Accruing	$-	9,725
Non-accruing	1,326	14,464
Total	$1,326	24,189

The following table presents the amount of BBX Capital’s accruing and non-accruing commercial loans by loan class as of December 31, 2013 (in thousands):

	Commercial
	Non	Commercial
	Real Estate	Real Estate
Accruing	$-	17,397
Non-accruing	3,331	45,540
Total	$3,331	62,937

BBX Capital monitors the credit quality of its portfolio of consumer loans based on past due status.  BBX Capital’s consumer loans past due 90 days or more are placed on non-accrual.  BBX Capital had $2.0 million and $3.0 million of non-accrual consumer loans as of December 31, 2014 and 2013, respectively.

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

There were  no troubled debt restructurings during the years ended December 31, 2014 or 2013.  Troubled debt restructurings during the year ended December 31, 2012 were as follows (dollars in thousands):

	For the Year Ended
	December 31, 2012
		Recorded
	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-
Commercial real estate	-	-
Small business	-	-
Consumer	1	47
Residential	1	62
Total Troubled Debt Restructured	2	$109

There were  no loans modified in troubled debt restructurings since January 1, 2012 that experienced a payment default during the years ended December 31, 2014 or 2013.  The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and experienced a payment default during the year ended December 31, 2012 (dollars in thousands):

	For the Year Ended
	December 31, 2012
		Recorded
	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-
Commercial real estate	6	27,377
Small business	-	-
Consumer	-	-
Residential	9	627
Total Troubled Debt Restructured	15	$28,004

8.     Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and Bluegreen’s allowance for credit losses (in thousands):

	As of December 31,
	2014	2013
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$162,001	127,451
VOI notes receivable - securitized	361,930	420,848
Purchase accounting adjustment	(150)	(6,277)
	523,781	542,022
Allowance for credit losses	(102,259)	(90,188)
VOI notes receivable, net	$421,522	451,834
Allowance as a % of VOI notes receivable	20%	17%

Notes receivable secured by homesites:
Homesite notes receivable	$3,052	4,139
Allowance for credit losses	(307)	(404)
Homesite notes receivable, net	$2,745	3,735
Allowance as a % of homesite notes receivable	10%	10%

Total notes receivable
Gross notes receivable	$526,983	552,438
Purchase accounting adjustment	(150)	(6,277)
Allowance for credit losses	(102,566)	(90,592)
Notes receivable, net	$424,267	455,569
Allowance as a % of notes receivable	19%	17%

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method. BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of December 31, 2014 and 2013, the outstanding contractual unpaid principal balance of the acquired notes was $78.2 million and $112.1  million, respectively. During 2014 and 2013, management revised its assumptions used in the calculation of cash flows expected to be collected on the acquired notes resulting in impairment charges of $1.6 million and $5.7 million, respectively.  These impairment charges were recorded as valuation allowances.  As of December 31, 2014 and 2013, the carrying amount of the acquired notes, net of valuation allowance of $7.3 million and $5.7 million, respectively, was $70.7 million and $100.1 million,  respectively.

The carrying amount of the acquired notes is included in the amounts of notes receivable in the statements of financial condition at December 31, 2014 and 2013. The following is a reconciliation of accretable yield as of December 31, 2014 and 2013 (in thousands):

	For the Year Ended
Accretable Yield	December 31,
	2014	2013
Balance, beginning of period	$31,678	54,170
Accretion	(12,562)	(17,097)
Reclassification to nonaccretable yield	(1,249)	(5,395)
Balance, end of period	$17,867	31,678

The weighted-average interest rate on Bluegreen’s notes receivable was 16.0%,  15.8% and 15.5%  at December 31, 2014, 2013 and 2012, respectively.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on notes receivable secured by VOIs was 16.1% 15.9% and 15.6% as of December 31, 2014, 2013 and 2012, respectively.   The majority of Bluegreen’s notes receivable secured by homesites, which were excluded from the sale of Bluegreen Communities to Southstar, bear interest at variable rates.  The weighted-average interest rate charged on notes receivable secured by homesites was 7.6%, 7.7% and 7.7% as of December 31, 2014, 2013 and 2012, respectively.

Bluegreen’s VOI receivables are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, Illinois and Aruba. The majority of Bluegreen’s homesite notes receivable are secured by homesites in Georgia, Texas, and Virginia.

Future contractual principal payments on Bluegreen’s notes receivables (including homesite notes receivable) during each of the five years subsequent to December 31, 2014 and thereafter are set forth below (in thousands):

As of December 31, 2014
2015	$81,096
2016	79,342
2017	74,553
2018	59,979
2019	50,640
Thereafter	181,373
526,983
Allowance for loan losses	(102,566)
Notes receivable, net of allowance	424,417
Purchase accounting adjustments	(150)
Total	$424,267

Credit Quality for Financial Receivables and Allowance for Credit Losses

Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables.  In estimating future credit losses, Bluegreen’s management does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, as well as the FICO® scores of the borrowers at the time of origination.

The table below sets forth the activity in Bluegreen’s allowance for loan losses (including homesite notes receivable) during the years ended December 31, 2014 and 2013 (in thousands):

	For the Years Ended
	December 31,
	2014	2013
Balance, beginning of period	$90,592	63,374
Provision for credit losses	40,164	54,309
Write-offs of uncollectible receivables	(28,190)	(27,091)
Balance, end of period	$102,566	90,592

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Current	$500,405	523,526
31-60 days	6,505	7,694
61-90 days	5,361	5,810
> 90 days (1)	11,660	11,269
Purchase accounting adjustments	(150)	(6,277)
Total	$523,781	542,022

(1)

Includes $6.0 million and $5.2 million as of December 31, 2014 and 2013, respectively, relating to VOI notes receivable that, as of such date, had been defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit loss.

9.    Variable Interest Entities

Bluegreen

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, and are designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third-parties.  In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization.

With each securitization, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of December 31, 2014, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a variable interest entity.  Bluegreen’s analysis includes both quantitative and qualitative reviews.  Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and bases its qualitative analysis on the design of the entity, its organizational structure, including decision-

making ability, and relevant financial agreements.  Bluegreen also uses qualitative analysis to determine if Bluegreen must consolidate a variable interest entity as the primary beneficiary.  In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is the primary beneficiary and, therefore, consolidates the entities into its financial statements.  As previously described, BFC consolidates Bluegreen and its consolidated subsidiaries and VIEs into BFC’s financial statements.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest or, in certain facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage notes receivable.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during 2014, 2013 and 2012 were $4.9 million, $6.7 million and $11.2 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the associated notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of the consolidated VIEs of Bluegreen included in the consolidated statements of financial condition is set forth below (in thousands):

	As of December 31,
	2014	2013
Restricted cash	$31,554	$36,263
Securitized notes receivable, net	293,950	342,078
Receivable backed notes payable - non-recourse	320,275	368,759
Receivable backed notes payable - recourse	-	5,899

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

BBX Capital

FAR

In consideration for BB&T assuming BBX Capital’s  $285.4 million in principal amount of TruPS, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum.  At that time, BB&T’s interest in FAR will terminate, and BBX Capital, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter own 100% of FAR.  FAR’s assets are expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven year period.  BBX Capital provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At December 31, 2014, BB&T’s preferred interest in FAR had been reduced to approximately $12.3 million.

BBX Capital’s variable interests in FAR include its 5% preferred membership interest in the cash flows of FAR, rights to 100% ownership of FAR and the incremental $35 million guarantee in favor of BB&T.  BBX Capital also services approximately $17.6 million of FAR’s commercial loans, and has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s amended and restated limited liability company operating agreement.

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

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in BFC’s consolidated statements of financial condition was as follows (in thousands):

	As of December 31,
	2014	2013
Cash and interest bearing deposits in banks	$4,976	8,388
Loans held-for-sale	35,423	53,846
Loans receivable, net	18,972	56,170
Real estate held-for-investment	18,340	15,509
Real estate held-for-sale	13,745	23,664
Properties and equipment, net	8,350	7,899
Other assets	638	2,413
Total assets	$100,444	167,889
BB&T preferred interest in FAR, LLC	$12,348	68,517
Other liabilities	12,486	12,343
Total liabilities	$24,834	80,860

Until BB&T’s preference amount is repaid, the proceeds from the monetization of FAR’s assets are restricted to payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interests.  FAR currently anticipates making distributions at least quarterly.  As the holder of 5% of the preferred interests, BBX Capital will receive 5% of such distributions.  FAR finances its activities through revenues from principal and interest payments received and the monetization of its assets.

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $88 million as of December 31, 2014,  including the incremental guarantee in favor of BB&T for the repayment of the $12.3 million balance of its preferred membership interest.

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

BBX Capital analyzed North Flagler’s operating agreement and determined that BBX Capital is the primary beneficiary of this joint venture and therefore should consolidate North Flagler in its financial statements. This conclusion was based primarily on the determination that BBX Capital absorbs 80% of the losses, is entitled to 70% of the profits and controls all aspects of North Flagler’s operations.

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in the statement of financial condition was as follows (in thousands):

	As of December 31,
	2014	2013
Cash and interest bearing deposits in banks	$17	298
Real estate held-for-investment	816	327
Other assets	379	-
Total assets	$1,212	625
Other liabilities	$116	12
Noncontrolling interest	$132	135

BBX Capital’s maximum loss exposure in North Flagler if all of the North Flagler’s assets were deemed worthless would have been $964,000 as of December 31, 2014.

10.     Investments in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	December 31,
	2014	2013
Altis at Kendall Square, LLC	$1,264	1,300
Altis at Lakeline - Austin Investors LLC	5,000	-
New Urban/BBX Development, LLC	996	54
Sunrise and Bayview Partners, LLC	1,723	-
Hialeah Communities, LLC	5,091	-
PGA Design Center Holdings, LLC	1,991	-
Investments in unconsolidated real estate joint ventures	$16,065	1,354

Altis at Kendall Square, LLC (“Kendall Commons”)

In March 2013, BBX Capital invested $1.3 million in a joint venture to develop 321 apartment units. BBX Capital is entitled to receive 13% of the joint venture distributions until a 15% internal rate of return has been attained and then BBX Capital will be entitled to receive 9.75% of any joint venture distributions thereafter.

BBX Capital analyzed the amended and restated operating agreement of Kendall Commons and determined that it is  not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that BBX Capital only has limited protective rights under the operating agreement, is not the manager of the joint venture and the manager of the joint venture is entitled to 83% of the joint venture’s distributions.

Altis at Lakeline – Austin Investors, LLC

In December 2014, BBX Capital invested $5.0 million in a joint venture to develop 354 apartment units in Austin, Texas.  BBX Capital contributed 34% of the capital to the joint venture.  After BBX Capital receives a preferred return of 9% and all of its capital is returned, BBX Capital is then entitled to receive 26.3% of the joint venture’s distributions until an 18% internal rate of return has been attained and thereafter BBX Capital will be entitled to receive 18.8% of any joint venture distributions.

BBX Capital analyzed the amended and restated operating agreement of Altis at Lakeline and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based on the determination that the joint venture has four members and the approval of an issue requires three of the four members to agree.  Also, BBX Capital is not the managing member or the developer and the managing member guarantees the indebtedness of the joint venture.

New Urban/BBX Development, LLC (“Village at Victoria Park”)

In December 2013, BBX Capital entered into a joint venture agreement with New Urban Communities to develop 2 acres of vacant land owned by BBX Capital located near downtown Fort Lauderdale, Florida as 30 single-family homes.  BBX Capital and New Urban Communities each have a 50% membership interest in the joint venture and New Urban Communities serves as the developer and the manager.

In April 2014, the joint venture obtained an acquisition, development and construction loan from a financial institution and BBX Capital and New Urban Communities each contributed $692,000 to the joint venture as a capital contribution. The joint venture purchased the two acre site from BBX Capital for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The promissory note bears interest at 8% per annum and is subordinated to the financial institution acquisition, development and construction loan.  BBX Capital recognized a partial gain included in net gains on the sales of assets in the statement of operations of $188,000 for the year ended December 31, 2014 and recorded a deferred gain of $1.1 million included in other liabilities in the statement of financial condition as of December 31, 2014 on the sale of the vacant land to the joint venture.  The sale of appreciated property to the joint venture resulted in a joint venture basis difference as BBX Capital’s carrying value of the land was $1.1 million lower than the fair value.  BBX Capital accounted for the sale of the vacant land to the joint venture using the cost recovery method.  BBX Capital will recognize the deferred gain based on the repayments of the principal balance of the notes receivable.  BBX Capital will recognize the joint venture basis adjustment as joint venture equity earnings upon the joint venture sale of single-family units.

BBX Capital analyzed the Village at Victoria Park’s operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that New Urban Communities has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance as it is the developer and manager of the project. Additionally, New Urban Communities also receives significant benefits from the joint venture in excess of its 50% membership interest in the form of development and administrative fees.

Sunrise and Bayview Partners

In June 2014, BBX Capital entered into a joint venture agreement with an affiliate of Procacci Development Corporation (“PDC”) and BBX Capital and PDC each contributed $1.8 million to the Sunrise and Bayview Partners joint venture.  BBX Capital and PDC each have a 50% interest in the joint venture.  In July 2014, the joint venture borrowed $5.0 million from PDC and acquired for $8.0 million three acres of real estate in Fort Lauderdale, Florida from an unrelated third party. The property is improved with an approximate 84,000 square foot office building along with a convenience store and gas station.  The joint venture refinanced the PDC borrowings with a financial institution and BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s $5.0 million loan.

BBX Capital analyzed the Sunrise and Bayview Partners operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that PDC has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance as it is managing the property, including locating  tenants, executing leases, collecting rent payments and conducting development activities. Additionally, PDC also receives significant benefits from the joint venture in excess of its 50% membership interest in the form of development and property management fees.

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

BBX Capital analyzed the PGA Design Center’s operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that Stiles Development has a 60% interest in the joint venture and is also the managing member. As such, Stiles Development is the joint venture member that has the majority of the power to direct the activities of the joint venture that most significantly impact its economic performance and through its 60% membership interest has the obligation to absorb the majority of the losses and the right to receive the majority of the benefits of the joint venture.

Hialeah Communities, LLC

In July 2014, BBX Capital entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah, Florida.  BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, BBX Capital received $2.2 million in cash and a joint venture interest with an agreed upon assigned initial capital contribution value of $4.9 million.  BBX Capital is entitled to receive 57% of the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter are shared 45% by BBX Capital and 55% by CC Bonterra.  BBX Capital contributes 57% of the capital and remained liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture.  The transfer of the land to the joint venture as an initial capital contribution resulted in a deferred gain of $1.6 million included in other liabilities in the statement of financial condition as of December 31, 2014 and a joint venture adjustment of $2.1 million.  BBX Capital determined that transfer of the land to the joint venture should be accounted for on the cost recovery method.  The deferred gain of $1.6 million will be recognized upon the repayment of the principal balance of the $8.3 million mortgage.  BBX Capital will recognize the joint venture basis adjustment as joint venture equity earnings upon the joint venture sale of single-family units.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan with proceeds from a $31.0 million acquisition and development loan.  BBX Capital is a guarantor for 26.3% of the joint venture’s $31.0 million acquisition and development loan.

BBX Capital analyzed the Hialeah Communities operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that CC Bonterra as the managing member and developer of the homes has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance.  Additionally, CC Bonterra also receives significant benefits from the joint venture in excess of its 43% membership interest in the form of development and administrative fees as well as 55% of joint venture profits.

In September 2014, BBX Capital contributed additional capital to the joint venture of $1.8 million with CC Bonterra contributing $1.4 million.  The additional capital contributions funded the joint venture purchase of property adjacent to the project for $0.9 million.  The joint venture advanced $2.3 million to a wholly-owned subsidiary of BBX Capital and the wholly-owned subsidiary of BBX Capital used the funds received from the joint venture to purchase $2.3 million of additional property adjacent to the project.  BBX Capital will repay the joint venture advance upon the sale of the property.

The condensed statements of financial condition as of December 31, 2014 and 2013, and the condensed statements of operations for the year ended December 31, 2014 and 2013 for the above equity method joint ventures in the aggregate was as follows (in thousands):

	December 31,	December 31,
	2014	2013
Assets
Cash	$1,375	172
Real estate inventory	75,395	23,321
Properties and equipment	3,996	-
Other assets	4,423	557
Total assets	$85,189	24,050
Liabilities and Equity
Notes payable	$34,951	16,057
Other liabilities	9,333	1,571
Total liabilities	44,284	17,628
Total equity	40,905	6,422
Total liabilities and equity	$85,189	24,050

	For the Years Ended
	December 31,
	2014	2013
Total revenues	$635	-
Total costs and expenses	(1,841)	-
Net loss	$(1,206)	-

11.     Inventory

Inventory consisted of the following (in thousands):

	As of December 31,
	2014	2013
Completed VOI units	$166,332	187,592
Construction-in-progress	2,103	-
Real estate held for future development	83,560	83,540
Land and facilities held for sale	675	586
Other inventory	14,505	9,155
Purchase accounting adjustment	(57,282)	(66,876)
Total	$209,893	213,997

The Company’s inventory is primarily comprised of Bluegreen’s completed VOIs, Bluegreen’s VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to the inventory held by Bluegreen Vacations, the operating segment which comprises all of Bluegreen’s continuing operations, during the years ended December 31, 2014 or 2013.

Interest capitalized to VOI inventory during the years ended December 31, 2014 and 2013 was insignificant. The interest expense reflected in the Company’s consolidated statements of operations is net of capitalized interest.

Other inventory consisted of $8.6 million for Renin and $5.9 million for BBX Sweet Holdings as of December 31, 2014, respectively.  Other inventory consisted of $8.4 million for Renin and $0.8 million for BBX Sweet Holdings as of December 31, 2013, respectively.  Shipping and handling fees billed to the customers are recorded as trade sales and shipping and handling fees paid by BBX Capital were recorded in selling, general and administrative expenses.  Included in the statement of operations as selling, general, and administrative expenses for the years ended December 31, 2014 and 2013 were $6.7 million and $1.0 million, respectively, of costs associated with shipping goods to customers.

12.    Real Estate Held-For-Sale and Real Estate Held-For-Investment

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

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of December 31,	As of December 31,
	2014	2013
Land	$33,505	18,268
Rental properties	1,748	6,168
Residential single-family	4,385	6,447
Other	2,095	3,088
Total held-for-sale	$41,733	33,971

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of December 31,	As of December 31,
	2014	2013
Land	$60,356	79,656
Rental properties	14,445	26,891
Other	789	789
Total held-for-investment	$75,590	107,336

The following table presents the activity in real estate held-for-sale and held-for-investment for the years ended December 31, 2014 and 2013 (in thousands):

	For the Years Ended
	December 31, 2014		December 31, 2013
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$33,971	107,336	45,637	37,413
Acquired through foreclosure	5,300	16,100	18,978	63,199
Transfers	28,018	(28,018)	-	-
Purchases	2,313	1,977	-	6,063
Improvements	-	2,831	-	575
Accumulated depreciation	-	(431)	-	-
Sales	(26,973)	(16,200)	(26,751)	(465)
Impairments	(896)	(8,005)	(3,893)	551
End of Period	$41,733	75,590	33,971	107,336

The following table presents the real estate held-for-sale valuation allowance activity for the years ended December 31, 2014 and 2013 (in thousands):

	For the Years Ended
	December 31,
	2014	2013
Beginning of period	$4,818	3,729
Impairments	896	3,893
Sales	(2,774)	(2,804)
End of period	$2,940	4,818

Real estate losses included in the statement of operations were as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Real estate acquired in settlement of
loans and tax certificates:
Income from real estate operations	$5,516	4,161	4,187
Real estate operating expenses	(6,296)	(5,807)	(5,896)
Impairment of real estate	(8,901)	(3,342)	(9,078)
Net gains on the sales of assets	4,677	4,155	788
Net real estate losses	$(5,004)	(833)	(9,999)

13.    Properties and equipment

Properties and equipment was comprised of (in thousands):

	As of December 31,
	2014	2013

Land, building and building improvements	$67,112	57,648
Leasehold improvements	8,410	8,002
Office equipment, furniture and fixtures	53,501	45,147
Transportation and equipment	423	1,443
	129,446	112,240
Accumulated depreciation	(39,433)	(34,132)
Property and equipment, net	$90,013	78,108

Included in selling, general and administrative expense in the Company’s consolidated statements of operations was approximately $10.6 million, $7.4 million and $6.7 million of depreciation expense for the years ended December 31, 2014, 2013 and 2012, respectively.

During the year ended December 31, 2014, land and buildings with a carrying value of $2.1 million were pledged as collateral for the $1.6 million Centennial Bank loan.  During the year ended December 31, 2013, BBX Capital sold a public storage operating facility with a carrying value of $4.9 million for a $1.0 million gain.

14.    Goodwill and Intangible Assets

Included in the consolidated statement of financial condition as of December 31, 2014 was $7.4 million of goodwill.  Goodwill was recognized in connection with the acquisitions by BBX Sweet Holdings during 2014 and is part of the Sweet Holdings reportable segment.  There was no goodwill as of December 31, 2013.

The change in the carrying amount of goodwill by reportable segment was as follows (in thousands):

	Sweet Holdings	BBX
	Segment	Segment	Total
Balance at January 1, 2012	$-	12,241	12,241
Impairment	-	-	-
Sale of BankAtlantic to BB&T	-	(12,241)	(12,241)
Balance at December 31, 2012	-	-	-
Impairment	-	-	-
Balance at December 31, 2013	-	-	-
Increase in Goodwill from acquisitions	7,377	-	7,377
Impairment	-	-	-
Balance at December 31, 2014	$7,377	-	7,377

BBX Capital tests goodwill for potential impairment annually or during interim periods if impairment indicators exist.  The process of evaluating goodwill for impairment involves the determination of the fair value of BBX Capital’s reporting units.  Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including BBX Capital’s interpretation of current economic indicators and market valuations, and assumptions about BBX Capital’s strategic plans with regard to its operations.

Fair value is generally established using the discounted cash flow methodology.  The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit.  The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows.  BBX Capital generally used a five year period in computing discounted cash flow values.  The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the forecast of future cash flows.

Goodwill and major classes of intangible assets are as follows (in thousands):

	December 31,
Class	2014	2013
Intangible Assets:
Management contracts	$63,000	63,000
Trademarks	5,715	2,551
Customer relationships	2,631	70
Non-competition agreements	156	66
Lease premium	2,301	2,057
Other	90	-
	$73,893	67,744
Accumulated Amortization	(1,540)	(916)
Total Intangible Assets	$72,353	66,828
Goodwill	7,377	-
Total Goodwill and Intangible Assets	$79,730	66,828

The amortization expense of intangible assets included in selling general and administrative expenses for the year ended December 31, 2014, 2013 and 2012 was $624,000, $228,000 and $229,000, respectively.

The estimated aggregate amortization expense of intangible assets for each of the five succeeding years is as follows:

Years ending December 31,
2015	$858
2016	858
2017	812
2018	794
2019	784

The lease premiums are amortized using the straight-line method over the remaining useful lives of 6 to 9 years.  Trademarks, customer relationships and non-competition agreements are amortized using the straight-line method over their expected useful lives of 4 years to 20 years.

Included in other liabilities was a $389,000 lease discount intangible liability associated with the Anastasia acquisition.  The lease discount is amortized using the straight-line method over the lease term of five years.

15.     Debt

Contractual minimum principal payments of debt outstanding, net of unamortized discount for each of the five years in the period ending December 31, 2019 and thereafter are as follows (in thousands):

	Notes and	Recourse	Non-recourse	Junior
	Mortgage Notes Payable	Receivable Backed	Receivable Backed	Subordinated
	and Lines of Credit	Notes Payable	Notes Payable	Debentures	Total
2015	$27,691	-	-	-	27,691
2016	10,266	4,358	-	-	14,624
2017	8,762	4,359	-	-	13,121
2018	20,834	42,447	42,817	-	106,098
2019	29,574	27,889	18,008	-	75,471
Thereafter	10,857	13,076	259,450	195,879	479,262
	107,984	92,129	320,275	195,879	716,267
Purchase Accounting	-	-	-	(45,841)	(45,841)
Total Debt	$107,984	92,129	320,275	150,038	670,426

The minimum contractual payments set forth in the table above may differ from actual payments due to timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth the balances of the lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable) and notes payable of BBX Capital as of December 31, 2014 and 2013 (dollars in thousands):

	As of December 31, 2014			As of December 31, 2013
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$64,500	8.05%	$43,903	$70,500	8.05%	$51,844
Foundation Capital	7,010	8.00%	10,596	7,234	8.00%	10,596
Capital Source Term Loan	2,945	5.91%	11,882	4,208	5.92%	11,615
Fifth Third Bank Note	4,817	3.25%	4,206	2,474	3.17%	4,206
NBA Line of Credit	789	5.50%	7,601	9,544	5.50%	15,437
Fifth Third Syndicated LOC	10,000	3.01%	52,453	-	-	-
Other	-	-	-	151	5.00%	1,597
	90,061		130,641	94,111		95,295
Less purchase accounting
adjustments	-		-	(171)		-
Total Bluegreen	$90,061		$130,641	$93,940		$95,295

BBX Capital:
Promissory note (1)	-		-	8,579	Prime + 1.0%	19,570
Wells Fargo Capital Finance	8,028	(2)	23,661	-	-	-
Anastasia Note	7,214	5.00%	-	-	-	-
Centennial Bank	1,645	5.25%	2,145	-	-	-
Other	1,036	various	-	455	-	-
Total BBX Capital	$17,923		$25,806	$9,034		$19,570

Total Notes Payable	$107,984		$156,447	$102,974		$114,865

(1)	The promissory note bears interest at Prime Rate (as published in the Wall Street Journal) plus 1.00%.
(2)

The term loan and revolving advance facility bear interest at the Canadian Prime Rate or the daily three month LIBOR rate plus a margin specified in the credit agreement at various rates from 0.5% to 3.25% per annum.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund Bluegreen’s operations.  New debt issuances and significant changes related to Bluegreen’s lines-of-credit and notes payable facilities (other than receivable-backed notes payable) during the year ended December 31, 2014 include:

2013 Notes Payable.  In March 2013, Bluegreen issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing transaction. The 2013 Notes Payable are secured by certain of Bluegreen’s assets, including primarily the cash flows from the residual interests relating to Bluegreen’s term securitizations and Bluegreen’s VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  Pursuant to the terms of the 2013 Notes Payable, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort.  Bluegreen may also pledge additional residual interests from its future term securitizations.  The 2013 Notes Payable initially accrued interest at a fixed rate of 8.8%.  During April 2013, the interest rate on the 2013 Notes Payable prospectively decreased to a fixed rate of 8.05% based on a final rating obtained from a rating agency pursuant to the terms of the instruments governing the 2013 Notes Payable.  The 2013 Notes Payable mature in March 2020, with certain required amortization during the seven-year term.  The terms of the 2013 Notes Payable include certain covenants and events of default, which Bluegreen’s management considers to be customary for transactions of this type.  The proceeds from the 2013 Notes Payable were used to fund a portion of the merger consideration paid to former shareholders of Bluegreen in connection with the consummation of the Bluegreen merger during April 2013.

Foundation Capital. In 2010, Bluegreen acquired a 109-acre development parcel, located in close proximity to the existing Wilderness Club at Big Cedar. A portion of the acquisition was financed with a note payable to Foundation Capital Resources, Inc. (“Foundation Capital”), totaling $13.2 million. The note payable to Foundation Capital matures in October 2015, subject to a two-year extension provision under certain conditions, and bears interest at a rate of 8%. Repayments of the note are based upon release payments from sales of VOIs located on the underlying property that serve as collateral for the note payable, subject to minimum payments stipulated in the agreement.  The note was repaid in full in February 2015.

CapitalSource Term Loan. In November 2012, Bluegreen entered into a $5.0 million non-revolving term loan with CapitalSource Bank secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort (the “CapitalSource Term Loan”). In July 2013, the CapitalSource Term Loan was amended to increase its then outstanding balance from $2.9 million to $4.5 million, extend the maturity date from November 2015 to July 2016, and reduce the interest rate from 30-day LIBOR plus 6.75% to 30-day LIBOR plus 5.75%  (5.91% as of December 31, 2014).  Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Bluegreen Odyssey Dells Resort that serve as collateral for the CapitalSource Term Loan, subject to mandatory principal reductions pursuant to the terms of the agreement.  The CapitalSource Term Loan is cross-collateralized with the CapitalSource Facility described below under “Receivable-Backed Notes Payable.”

Fifth Third Bank Note Payable. In April 2008, Bluegreen entered into a note payable with Fifth Third Bank to finance an acquisition of real estate. In August 2014, the Fifth Third Bank Note Payable was amended to increase its then outstanding balance from $2.3 million to $4.9 million, and change the maturity date from April 2023 to August 2021.  Principal and interest on amounts outstanding under the Fifth Third Bank Note Payable are payable monthly through maturity.  The interest rate under the note equals the 30-day LIBOR plus 3.00%  (3.25% as of December 31, 2014).

NBA Line of Credit.  In December 2013, Bluegreen/Big Cedar Vacations entered into a $10.0 million revolving line of credit with National Bank of Arizona (“NBA”) secured by timeshare inventory at the Paradise Point resort (the “NBA Line of Credit”).  Amounts outstanding under the line of credit bear interest at a rate equal to 30-day LIBOR plus 4.5%, subject to an interest rate floor of 5.5%, and mature in December 2018.  Interest payments are paid monthly.  Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions pursuant to the terms of the agreement.  The NBA Line of Credit is cross-collateralized with the NBA Facility described below under “Receivable-Backed Notes Payable.”  The proceeds were used to fund operations.  The interest rate under the note equals 5.5% as of December 31, 2014.

Fifth Third Syndicated Line-of-Credit.  In November 2014, Bluegreen entered into a $25.0 million revolving credit facility with Fifth Third Bank as administrative agent and lead arranger and Fifth Third Bank, Bank of America, N. A. and Branch Banking and Trust Company as initial lenders. The facility is secured by certain of Bluegreen’s sales centers, certain VOI inventory and specified non-consumer receivables and is guaranteed by certain of Bluegreen’s subsidiaries. Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% (with other borrower elections). The facility matures in November 2016 subject to an annual clean up provision.  The facility contains covenants and conditions which Bluegreen considers to be customary for transactions of this type.  Borrowings are used by Bluegreen for general corporate purposes. The interest rate under the note was 3.01% as of December 31, 2014 and $10.0 million was outstanding.

BBX Capital

As described in further detail in Note 1, during April 2013, BBX Capital issued an $11.75 million promissory note in favor of Woodbridge. Because this promissory note is a transaction between two of BFC’s consolidated entities, it has been eliminated in consolidation and is therefore not reflected in the above table.

Effective December 31, 2012, CAM acquired a third party’s 32.2% participant interest in a non-performing commercial real estate loan held by CAM for $9.0 million payable pursuant to a promissory note.  The note had an effective date of December 31, 2012 and matures on February 1, 2020.  The note bears interest at the Prime Rate (as published in the Wall Street Journal) plus  1.00%  per annum and was payable monthly.  The note was payable interest only for the first year and commencing on January 1, 2014 and continuing each succeeding month, CAM was required to make $27,000 of monthly principal payments.  CAM completed the foreclosure on the underlying property of the non-performing commercial loan in November 2013 and the $9.0 million note was secured by a mortgage on the property.  The note may be prepaid in whole or in part without a prepayment fee.  BBX Capital provided the participant a $4.5 million unconditional limited guaranty to further support the repayment of the note.  The note was recorded at a  $0.5 million discount as the fair value of the participant’s interest in the collateral had a fair value less cost to sell of  $8.5  million.  The $30.7 million property was included in real estate held-for-investment in the consolidated statement of financial condition as of December 31, 2013.  The promissory note outstanding balance, net of the discount, was $8.6 million as of December 31, 2013.  In July 2014, BBX Capital entered into a joint venture with CC Bonterra, contributed the property to the joint venture and the joint venture assumed the note.  CAM remained liable as a co-borrower on the note with the joint venture.  In March 2015, the joint venture refinanced the note into a $31 million acquisition and development loan.  BBX Capital is a guarantor for 26.3% of the joint venture’s $31 million acquisition and development loan.

On June 11, 2014, Renin entered into a credit agreement (the “WF Credit Agreement”) with Wells Fargo Capital Finance Corporation (“Wells Fargo”).  Under the terms and conditions of the WF Credit Agreement, Wells Fargo made a $1.5 million term loan to Renin.  The WF Credit Agreement also includes a revolving advance facility pursuant to which Wells Fargo agreed to make loans to Renin on a revolving basis up to a maximum of approximately $18 million or, if lesser, the Borrowing Base (as defined in the WF Credit Agreement), subject to Renin’s compliance with the terms and conditions of the WF Credit Agreement, including certain specific financial covenants as discussed below.  Upon execution of the WF Credit Agreement and funding of the term loan, Wells Fargo also made loans to Renin in the aggregate amount of approximately $6.5 million under the revolving advance facility.

Amounts outstanding under the term loan and loans made under the revolving advance facility bear interest at the Canadian Prime Rate or the daily three month LIBOR rate plus a margin specified in the WF Credit Agreement at various rates between 0.5% per annum and 3.25% per annum.  The revolving advance facility also includes a 0.25% per annum fee charged on the amount of unused commitment.  The term loan and borrowings under the revolving advance facility require monthly interest payments.  In addition, beginning on October 1, 2014, the term loan requires quarterly principal repayments of $75,000.  The maturity date under the WF Credit Agreement with respect to the term loan and all loans made pursuant to the revolving advance facility is June 11, 2019.

Under the terms and conditions of the WF Credit Agreement, Renin was originally required to comply with certain financial covenants from June 30, 2014 to November 30, 2014, including limits on monthly capital expenditures and the achievement of monthly earnings before interest, taxes, depreciation and amortization, (“EBITDA” as defined in the WF Credit Agreement) in amounts equal to or greater than specific amounts set forth in the WF Credit Agreement.  However, the WF Credit Agreement was amended in October 2014 replacing the EBITDA financial covenants requirements for each month ended during the period from September 2014 through November 2014 with a Fixed Charge Coverage Ratio (as defined in the amended WF Credit Agreement).  In addition, beginning on December 1, 2014, Renin is required to maintain as of the end of each month a certain specified Fixed Charge Coverage Ratio (as defined in the WF Credit Agreement) measured on a trailing twelve-month basis.  The WF Credit Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of Renin to incur liens or engage in certain asset dispositions, mergers or consolidations, dissolutions, liquidations or winding up of its businesses.  The loans are collateralized by all of Renin’s assets.  Renin is in compliance with the WF Credit Agreement loan covenants as of December 31, 2014.

In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia.  A portion of the purchase consideration was a $7.5 million promissory note.  The promissory note bears interest at 5% per annum and is payable in four annual payments of principal and accrued interest as follows:  $2.0 million plus accrued interest on October 1, 2015, $2.0 million plus accrued interest on October 1, 2016, $2.0 million plus accrued interest on October 1, 2017 and the final payment of $1.5 million plus accrued interest on October 1, 2018.  The repayment of the promissory note is guaranteed by BBX Capital and secured by the common stock of Anastasia.  The Anastasia note payable was recorded at a $0.3 million discount to reflect the fair value of the note payable at the acquisition date.

In October 2014, a wholly-owned subsidiary of BBX Sweet Holdings, borrowed $1.7 million from a financial institution in the form of a promissory note for working capital.  The note bears interest at a fixed rate of 5.25% per annum for the first five years and adjusts to the 5-year United States Treasury SWAP Rate in effect on the change date plus 3.45% for the remaining five year term of the note.  The note requires monthly principal and interest payments based upon a 25 year amortization schedule and is due and payable in October 2024.  BBX Sweet Holdings and BBX Capital are the guarantors of the note.

Other notes payable under BBX Capital includes notes entered into during 2013 and 2014 related to other acquisitions by BBX Sweet Holdings of Hoffman’s, Williams and Bennett and Jer’s.

Receivable-Backed Notes Payable

The table below sets forth the information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of December 31, 2014			As of December 31, 2013
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$38,088	4.25%	$49,976	$19,756	4.25%	$23,956
Legacy Securitization (1)	-	-	-	6,569	12.00%	14,662
NBA Receivables Facility	29,058	4.00 - 4.50%	35,296	28,505	4.50-6.75%	34,143
CapitalSource Facility	24,983	4.67%	32,397	20,642	4.67%	27,651
Total before discount	92,129		117,669	75,472		100,412
Less unamortized discount on
Legacy Securitization	-		-	(670)		-
Total	$92,129		$117,669	$74,802		$100,412

Non-recourse receivable-backed
notes payable:
BB&T/DZ Purchase Facility	$42,818	3.88%	$56,406	$-	-	$-
Quorum Purchase Facility	26,447	5.00-6.90%	30,158	23,775	5.50-6.90%	27,280
GE 2004 Facility	-	-	-	4,416	7.16%	4,956
GE 2006 Facility	18,008	7.35%	19,881	25,341	7.35%	28,112
2006 Term Securitization	12,366	6.16%	12,881	20,411	6.16%	21,700
2007 Term Securitization	30,126	7.32%	33,094	44,197	7.32%	49,015
2008 Term Securitization	11,846	7.88%	13,089	16,998	7.88%	19,072
2010 Term Securitization	37,048	5.54%	44,092	50,486	5.54%	60,762
2012 Term Securitization	59,377	2.94%	65,827	76,337	2.94%	84,427
2013 Term Securitization	82,239	3.20%	86,503	106,798	3.20%	110,862
Total	$320,275		$361,931	$368,759		$406,186
Total receivable-backed debt	$412,404		$479,600	$443,561		$506,598

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The Legacy Securitization was repaid in full during April 2014.

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during the year ended December 31, 2014 include:

Liberty Bank Facility.  Since 2008, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  In December 2013, the Liberty Bank Facility was amended to extend the revolving period and maturity date, increase the advance rate for certain eligible receivables, and to reduce the interest rate.  Pursuant to the terms of the agreement, as amended, the aggregate maximum outstanding borrowings are $50.0 million and the revolving credit period was extended through November 2015.  The Liberty Bank Facility allows future advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to Agent, and (ii) 50% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to Agent.  Amounts outstanding bear interest at the Wall Street Journal Prime Rate plus 0.75% per annum subject to a 4.25% floor.  As of December 31, 2014, the interest rate was 4.25%.  Principal and interest will be paid as cash is collected on the pledged receivables, with all outstanding amounts being due in November 2018.  In January 2015, Bluegreen repaid approximately $22.3 million under the facility in connection with the issuance of the 2015-A Term Securitization.

Legacy Securitization.  In September 2010, Bluegreen completed a securitization transaction of its lowest FICO®-score loans, substantially all of which were generated prior to December 15, 2008, the date that Bluegreen implemented its FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, $27.0 million of notes payable were issued which were secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable had a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%.  While ownership of the timeshare receivables included in the Legacy Securitization was transferred and sold for legal purposes; the transfer of these timeshare receivables was accounted for as a secured borrowing in Bluegreen’s consolidated financial statements.

Bluegreen Corporation guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025.

On April 24, 2014, Bluegreen repaid in full the notes payable issued in connection with the Legacy Securitization.  Accordingly, Bluegreen wrote off the related unamortized discounts and debt issuance costs of approximately $0.8 million during the second quarter of 2014.

NBA Receivables Facility.  Since September 2010, Bluegreen/Big Cedar Vacations, LLC has maintained a revolving timeshare hypothecation facility with the National Bank of Arizona (“NBA”).  In December 2012, Bluegreen/Big Cedar Vacations received a one-time receivables advance at an advance rate of 85%, and an availability advance, which in each case bears interest at the 30-day LIBOR plus 3.5% subject to an interest rate floor of 4.5%.  In December 2013, the NBA Receivables Facility was amended to provide for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2015 to be secured by eligible timeshare receivables from Bluegreen/Big Cedar Vacations.  Advances made subsequent to December 13, 2013 are subject to an advance rate of 85%, which bears interest at the 30-day LIBOR plus 3.5% per annum subject to a 4.5% floor.  In September 2014, Bluegreen/Big Cedar Vacations received a one-time interest rate reduction equal to the 30-day LIBOR plus 3.25% subject to a  4.0% floor for certain advances during the fourth quarter of 2014.  As of December 31, 2014, $9.1 million of the outstanding balance bears interest at 4.0% and $20 million of the outstanding balance bears interest at 4.5%.  Amounts outstanding under the facility that bore interest at 6.75%, were repaid in full on March 5, 2014.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  All amounts will mature and be due in April 2021 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility. The NBA Receivables Facility is cross-collateralized with the NBA Line of Credit described above.

CapitalSource Facility. Since September 2011, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  In July 2013, the CapitalSource Facility was amended to increase the aggregate borrowing base, extend the revolving advance period and the maturity date, increase the advance rate for certain eligible receivables, and reduce the interest rate. Pursuant to the terms of the amendment, the aggregate maximum outstanding borrowings were increased from $35.0 million to $40.0 million less amounts outstanding under the CapitalSource Term Loan (as described above), and the revolving credit period was extended from September 2013 through September 2016, subject to an additional 12 month extension at the option of CapitalSource Bank. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate.  The interest rate on all existing and future borrowings under the CapitalSource Facility was reduced to the 30-day LIBOR plus 4.50% (from 30-day LIBOR plus 5.75%).  Principal repayments and interest are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving credit period, with the remaining outstanding balance maturing in September 2019, subject to an additional 12 month extension at the option of CapitalSource Bank.  Prior to the amendment, the CapitalSource Facility was scheduled to mature in September 2016.  The CapitalSource Facility is cross-collateralized with the CapitalSource Term Loan.  As of December 31, 2014, the interest rate was 4.67%.

BB&T/DZ Purchase Facility.  Bluegreen has a timeshare notes receivable purchase facility (the “BB&T/DZ Purchase Facility”) with Branch Banking and Trust Company (“BB&T”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt, AM Main (“DZ”).  In accordance with the terms of the facility, the maximum outstanding financings under the facility increased from $20.0 million at December 31, 2013 to $80.0 million at April 1, 2014.  Availability under the BB&T/DZ Purchase Facility was on a revolving basis through December 17, 2014, and amounts financed were secured by timeshare receivables at an advance rate of 70%, subject to eligible collateral and other terms of the facility, which Bluegreen believes to be customary for financing arrangements of this type.  In October 2014, Bluegreen amended the BB&T/DZ Purchase Facility to increase the advance rate to 75% and extend the advance period through December 31, 2015.  The facility will mature and all outstanding amounts will become due thirty-six months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate for the LIBOR rate, in the case of amounts funded by BB&T, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ Bank.  The interest rate under the facility equals the applicable index rate plus 3.5% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 5.5%.  In each case, the applicable index rate is subject to a floor of 0.375%.  Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the receivables advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero.  In January 2015, Bluegreen repaid all amounts outstanding under the facility, in connection with the 2015-A Term Securitization.  While ownership of the timeshare receivables included in the facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.  As of December 31, 2014, the interest rate was 3.88%.

Quorum Purchase Facility. Since December 2010, Bluegreen and Bluegreen/Big Cedar Vacations have maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). In 2014, the Quorum Purchase Facility was amended and extended, pursuant to which Quorum agreed to purchase on a revolving basis through June 30, 2015, eligible timeshare receivables in an amount of up to an aggregate $40.0 million purchase price, pursuant to the terms of the facility and subject to certain conditions precedent. The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.0% per annum, with respect to any future advances.  Future advances are also subject to a loan purchase fee of 0.5%. The Quorum Purchase Facility becomes due in December 2030. While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.

As of December 31, 2014, $9.6 million of the outstanding balance bears interest at a fixed rate of 6.9%,  $8.8 million of the outstanding balance bears interest at a fixed rate of 5.5% and $8.1 million of the outstanding balance bears interest at a fixed rate of 5.0%.  Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen/Big Cedar Vacations will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.

2013 Term Securitization. On September 26, 2013, Bluegreen completed a private offering and sale of $110.6 million of investment-grade, timeshare receivable-backed notes (the "2013-A Term Securitization"). The 2013-A Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes: $89.1 million of A rated and $21.5 million of BBB rated notes with note interest rates of 3.01% and 4.00%, respectively, which blended to an overall weighted average note interest rate of 3.20%. The gross advance rate for this transaction was 93.75%. The notes mature on December 4, 2028.    The amount of the timeshare receivables sold to the trust supporting the 2013-A Term Securitization, BXG Receivables Note Trust 2013-A (the “2013-A Trust”), was $118.0 million, $95.4 million of which was sold at closing and $22.6 million was sold after closing, but prior to December 31, 2013.  The gross proceeds of such sales to the 2013-A Trust were $110.6 million.  A portion of the proceeds was used to: repay BB&T $39.3 million, representing all amounts then outstanding (including accrued interest) under the BB&T Purchase Facility; repay Liberty Bank $9.7 million, (including accrued interest and a prepayment fee) under the Liberty Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the gross proceeds from the 2013-A Term Securitization, net of the servicer redemption, were used for general corporate purposes.

While ownership of the timeshare receivables included in the 2013-A Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes.

2015 Term Securitization. On January 29, 2015, Bluegreen completed a private offering and sale of $117.8 million of investment-grade, timeshare receivable-backed notes (the "2015-A Term Securitization"). The 2015-A Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): $89.4 million of A rated and $28.4 million of BBB/BBB- rated notes with note interest rates of 2.88% and 3.47%, respectively, which blended to an overall weighted average note interest rate of 3.02%. The gross advance rate for this transaction was 94.25%. The Notes mature in May 2030.

The amount of the timeshare receivables to be sold to BXG Receivables Note Trust 2015-A (the “2015-A Trust”) is $125.0 million, $100.2 million of which was sold to the 2015-A Trust at closing and $24.8 million of which $8.6 million was sold to the Trust in February 2015 and the remainder is expected to be sold to the 2015-A Trust by May 29, 2015.  The gross proceeds of such sales to the 2015-A Trust are anticipated to be $117.8 million.  A portion of the proceeds received to date were used to: repay BB&T and DZ a total of $42.3 million, representing all amounts then outstanding (including accrued interest) under the BB&T/DZ Purchase Facility; repay the Liberty Bank Facility $22.6 million, which includes accrued interest and prepayment; capitalize a reserve fund and pay fees and expenses associated with the transaction.  Prior to the closing of the 2015-A Term Securitization, Bluegreen, as servicer, funded $9.5 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2006-B, and certain of the timeshare loans in such trust were sold to the 2015-A Trust in connection with the 2015-A Term Securitization.  The remainder of the gross proceeds from the 2015-A Term Securitization of $40 million, of which $23.4 million will be received by Bluegreen as the aforementioned $24.8 million of timeshare receivables are sold to the 2015-A Trust, are expected to be used by Bluegreen for general corporate purposes. As a result of the facility repayments described above, immediately after the closing of the 2015-A Term Securitization, (i) there were no amounts outstanding under the BB&T/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2015 and (ii) there was $16.1 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $50.0 million on a revolving basis through November 30, 2015 subject to eligible collateral and the other terms and conditions of the facility. Thus, additional availability of $64.4 million in the aggregate was created under the BB&T/DZ Purchase Facility and Liberty Bank Facility.

While ownership of the timeshare receivables included in the 2015-A Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, Bluegreen has a number of other non-recourse receivable-backed notes payable facilities, as set forth in the table above. During 2014, Bluegreen repaid $69.4 million of these additional receivable-backed notes payable facilities, including the payment in full of the notes payable issued in connection with the GE 2004 Facility in May 2014.  Accordingly, Bluegreen wrote off the related unamortized GE 2004 Facility debt issuance costs of approximately $0.2 million.

Junior Subordinated Debentures

Junior subordinated debentures outstanding at December 31, 2014 and 2013 were as follows (in thousands):

		December 31,				Beginning
		2014	2013			Optional
	Issue	Outstanding	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate (1)	Date	Date
Levitt Capital Trust I ("LCT I")	03/15/2005	$23,196	23,196	LIBOR + 3.85%	03/01/2035	3/15/2010
Levitt Capital Trust II ("LCT II")	05/04/2005	30,928	30,928	LIBOR + 3.80%	06/30/2035	06/30/2010
Levitt Capital Trust III ("LCT III")	06/01/2006	15,464	15,464	LIBOR + 3.80%	06/30/2036	06/30/2011
Levitt Capital Trust IV ("LCTIV")	07/18/2006	15,464	15,464	LIBOR + 3.80%	09/30/2036	09/30/2011
Total Woodbridge Holdings		85,052	85,052

Bluegreen Statutory Trust I	03/15/2005	23,196	23,196	LIBOR +4.90%	3/30/2035	03/30/2010
Bluegreen Statutory Trust II	05/04/2005	25,774	25,774	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust III	05/10/2005	10,310	10,310	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust IV	04/24/2006	15,464	15,464	LIBOR +4.85%	6/30/2036	06/30/2011
Bluegreen Statutory Trust V	07/21/2006	15,464	15,464	LIBOR +4.85%	9/30/2036	09/30/2011
Bluegreen Statutory Trust VI	02/26/2007	20,619	20,619	LIBOR +4.80%	4/30/2037	04/30/2012
Total Bluegreen Corporation		110,827	110,827

Purchase accounting		(45,841)	(48,448)
Total Junior Subordinated Debentures		$150,038	147,431

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

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

Woodbridge Junior Subordinated Debentures

Woodbridge formed four statutory business trusts which issued trust preferred securities to third parties and trust common securities to Woodbridge and used the proceeds to purchase an identical amount of junior subordinated debentures from Woodbridge. Interest on the junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at the floating rates specified in the above table until the corresponding scheduled maturity date. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable, in whole or in part, at Woodbridge’s option at any time.  There were no significant changes related to Woodbridge’s $85.0  million of junior subordinated debentures during the year ended December 31, 2014.

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

BBX Capital Junior Subordinated Debentures

BBX Capital Parent Company had formed thirteen statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities ("trust preferred securities") and investing the proceeds thereof in junior subordinated debentures of BBX Capital Parent Company.  The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to BBX Capital Parent Company to purchase junior subordinated debentures from BBX Capital Parent Company.  Interest on the junior subordinated debentures and distributions on the trust preferred securities were payable quarterly in arrears.  Distributions on the trust preferred securities were cumulative and based upon the liquidation value of the trust preferred securities.  BBX Capital Parent Company had the right, at any time, as long as there were no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures.  Beginning in February and March 2009, BBX Capital Parent Company notified the trustees of the junior subordinated debentures that it had elected to defer interest payments for the next regularly scheduled quarterly interest payment dates. During the deferral period, interest accrued on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and BBX Capital Parent Company continued to record the interest expense associated with the junior subordinated debentures. BBX Capital Parent Company continued to elect to defer interest payments for each subsequent quarterly interest payment date until the consummation of the BB&T Transaction in which the deferred interest of $51.3 million was paid-in-full and BBX Capital Parent Company’s remaining trust preferred securities balance of $285.4 million was assumed by BB&T.

16.    Income Taxes

The Company’s United States and foreign components of income from continuing operations before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012

U.S.	$72,147	98,471	60,462
Foreign	(3,175)	(963)	-
Total	$68,972	97,508	60,462

The provision for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Continuing operations:
Current:
Federal	$20,756	4,275	(139)
State	3,904	1,948	596
	24,660	6,223	457
Deferred:
Federal	10,785	20,180	11,119
State	1,412	(34)	4,649
	12,197	20,146	15,768
Provision for income taxes	$36,857	26,369	16,225

The Company's actual provision for income taxes from continuing operations differs from the expected Federal income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2014(1)		2013(1)		2012(1)
Income tax provision at expected
federal income tax rate of 35%	$22,349	35.00%	$34,128	35.00%	$21,162	35.00%
Increase (decrease) resulting from:
Benefit for state taxes,
net of federal effect	5,934	9.29	2,739	2.81	2,428	4.02
Taxes related to subsidiaries not
consolidated for income tax purposes	1,124	1.76	(2,324)	(2.38)	(4,821)	(7.97)
Nondeductible executive compensation	4,993	7.82	3,463	3.55	-	-
Decrease in valuation allowance	1,447	2.27	(17,800)	(18.25)	(4,414)	(7.30)
Other – net	1,010	1.58	6,163	6.32	1,870	3.09
Provision for income taxes	$36,857	57.72%	$26,369	27.05%	$16,225	26.84%

(1)	Expected tax is computed based upon income from continuing operations before noncontrolling interests.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31,
	2014	2013	2012
Deferred tax assets:
Allowance for loan losses, REO, tax certificate losses and
write-downs for financial statement purposes	$53,780	47,958	44,044
Federal and State NOL and tax credit carryforward	270,331	289,464	323,660
Capital loss carryover	766	766	766
Real estate valuation	27,269	29,929	37,300
Share based compensation	5,742	4,696	9,947
Income recognized for tax purposes and deferred
for financial statement purposes	103	103	103
Investment in securities	(112)	(89)	(62)
Investment in unconsolidated affiliates	828	828	828
Property and equipment	1,056	2,300	3,829
Other	2,913	5,794	4,698
Total gross deferred tax assets	362,676	381,749	425,113
Valuation allowance	(257,681)	(256,410)	(274,861)
Total deferred tax assets	104,995	125,339	150,252
Deferred tax liabilities:
Installment sales treatment of notes	152,419	158,065	163,414
Intangible assets	26,467	24,292	23,668
Junior subordinate notes	18,700	19,313	20,341
Other	18	758	-
Total gross deferred tax liabilities	197,604	202,428	207,423
Net deferred tax liability	(92,609)	(77,089)	(57,171)
Less net deferred tax liability at beginning of period	77,089	57,171	25,829
Net deferred tax liabilities from acquisitions	3,107	-	-
Reduction in deferred tax valuation allowance
for continuing operations	-	-	(4,088)
Provision for deferred income taxes	(12,413)	(19,918)	(35,430)
Less: (Provision) benefit for deferred income
taxes - discontinued operations	(216)	228	(19,662)
Provision for deferred income
taxes - continuing operations	$(12,197)	(20,146)	(15,768)

Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$256,410	274,861	388,350
Increase (decrease) in deferred tax valuation allowance attributed to:
Continuing operations	1,447	(17,800)	(4,414)
Discontinued operations	(153)	(222)	(102,388)
Other comprehensive loss	(23)	(27)	(6,687)
Acquisitions	-	(402)	-
Balance, end of period	$257,681	256,410	274,861

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income.  However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories.  In such instances, income from other categories must offset the current loss from operations, with the tax benefit of such offset reflected in continuing operations.    In 2010, BFC reduced its deferred tax valuation allowance from continuing operations by $1.3 million to reflect the future taxable income associated with BFC’s unrealized gains in accumulated other comprehensive income.    In 2009, BFC reduced its deferred tax valuation allowance from continuing operations by $2.8 million, of which approximately $2.3 million was attributed to BBX Capital and the balance was attributed to BFC, to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.  As BBX Capital sold all of its securities available for sale in 2012 and BFC sold the majority of its securities available for sale in 2012, this allocation between continuing operations and other comprehensive income was reversed.

BFC and its subsidiaries evaluate their deferred tax assets to determine if valuation allowances are required.  In the evaluation, management considers net operating loss (“NOL”) carry-back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on BFC’s evaluations, the deferred tax valuation allowances increased (decreased) by $1.4 million, ($17.8) million and ($4.4) million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

On January 1, 2007, the Company adopted the accounting guidance on uncertain income tax positions (ASC 740).  In connection with the adoption of such guidance, we record cumulative-effect adjustments representing the difference between the amount of tax benefits required to be recognized based on the application of ASC 740 and the amount of tax benefits recognized prior to the application of ASC 740.  There were no unrecognized tax benefits at December 31, 2014, 2013 or 2012.

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

BFC is no longer subject to United States federal, state or local income tax examinations by tax authorities for tax years before 2011.

At December 31, 2014, BFC had estimated state and federal net operating loss carryforwards of approximately $310.7 million (which expire from 2021 through 2034).  As described below, BFC’s ability to utilize these NOLs to offset future taxable income is subject to significant limitations as a result of the 2009 merger between BFC and Woodbridge.  The $310.7 million of BFC’s NOLs at December 31, 2014 excludes the NOL carryforwards of Woodbridge as of September 30, 2009.  A full valuation allowance has been established for BFC’s NOLs.  BFC’s NOL carryforwards include approximately $14.2 million that are attributed to the exercise of stock options and the vesting of restricted stock awards.  These tax benefits will not be recognized in the financial statements until such deductions are utilized to reduce taxes payable.  As a result of BFC’s merger with Woodbridge in September 2009,

BFC experienced a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership resulted in a significant limitation of the amount of BFC’s pre-merger net operating losses that can be utilized by BFC annually.  Of the total net operating loss carryforwards, approximately $80.2 million were generated by BFC prior to the merger with Woodbridge.  However, Woodbridge’s pre-merger NOL’s are available to be used by BFC and are not subject to this limitation.  At December 31, 2014, the Woodbridge pre-merger Federal and Florida NOL carryforwards were approximately $105.3 million and $211.0 million, respectively, which expire from 2026 through 2028.  On September 21, 2009, BFC adopted a shareholder rights agreement aimed at protecting our ability to use available NOLs to offset future taxable income.  See Note 21 for additional information regarding BFC’s rights agreement.

Prior to its merger with BFC, Woodbridge was subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions.  Woodbridge is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for tax years before 2011.

Bluegreen and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With certain exceptions, Bluegreen is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.   As of December 31, 2014, Bluegreen had utilized all remaining U.S. federal NOL carryforwards including an equity net operating loss of approximately $5.9 million.  As of December 31, 2014, Bluegreen has an alternative minimum tax credit carryforwards of $29.8 million, which never expire.  Additionally, as of December 31, 2014, Bluegreen had state operating loss carryforwards of approximately $319.1 million, which expire from 2015 through 2034.

In November 2012, Bluegreen received from the Florida Department of Revenue a Notice of Proposed Assessment totaling $0.9 million, including penalties and interest, in connection with its audit of Bluegreen’s Florida income tax returns for years 2007 to 2010.  In October 2014, an agreement was reached with the Florida Department of Revenue resulting in no tax due.

In December 2013, Bluegreen received notice from the Aruban tax authorities of a proposed assessment totaling $1.1 million in connection with Bluegreen’s Profit Tax Return for the 2008 tax year.  Bluegreen’s management cannot at this time estimate the tax due, if any, related to this matter.  Bluegreen believes this assessment to be in error and is defending its position.

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

As of December 31, 2014, BBX Capital had federal NOL carryforwards of approximately $119.8 million of which $58.4 million will expire in 2030, $59.8 million will expire in 2031 and $1.6 million will expire in 2034. BBX Capital’s federal tax credit carryforwards were $2.1 million at December 31, 2014 and expire from 2025 through 2029.  BBX Capital’s state NOL carryforwards were $540.6 million as of December 31, 2014 and expire from 2024 through 2034.  Renin’s Canadian subsidiaries’ earnings are subject to taxation in Canada and the United Kingdom.  Renin had taxable losses in these tax jurisdictions during the two months ended December 31, 2013 and the year ended December 31, 2014.  Renin’s Canadian subsidiaries had Canadian NOL carryforwards were $3.3 million as of December 31, 2014 and expire from 2023 to 2024.

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

BBX Capital is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for tax years before 2011.  Various state jurisdiction tax years remain open to examination.  BBX Capital had no income tax filings under examination as of December 31, 2014.

17.    Commitments and Contingencies

The Company and its subsidiaries are lessees under various operating leases for real estate and equipment.  At December 31, 2014, the approximate minimum future rental payments under such leases, including leases related to our discontinued operations, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2015	$12,262
2016	11,911
2017	10,499
2018	8,767
2019	2,095
Thereafter	18,213
Total	$63,747

The Company and its subsidiaries incurred rent expense, including rent expense related to discontinued operations, for the periods shown as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Rental expense for premises and equipment	$ 12,943	$ 10,888	$ 14,042

BFC, Wholly-Owned Subsidiaries, and Woodbridge (Parent Company)

A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owned an office building in Tampa, Florida.  At December 31, 2014, the carrying amount of this investment was $0 as a result of the office building sale disclosed below.  At December 31, 2013 the carrying amount of this investment was approximately $229,000, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition.  In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that were not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents.  BFC and the unaffiliated members also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts were recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.  On February 5, 2014, the office building was sold and BFC/CCC received approximately $215,000 in proceeds from the sale in total.  As a result of the sale, BFC was released from the guarantee and any further obligations associated with the property.  Based on accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we are not deemed the primary beneficiary of the above-described entities related to BFC/CCC’s investments as we do not have the power to direct the activities that could significantly impact the performance of these entities.  Accordingly, these entities are not consolidated into our financial statements.

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

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  At each of December 31, 2014 and 2013, $11.9 million was accrued for pending legal proceedings involving BFC or its wholly-owned subsidiaries, or Woodbridge, at its parent company level (all of which related to the Woodbridge appraisal rights litigation described below).

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

On January 25, 2013, the plaintiffs in the Florida action filed a Second Amended Class Action Complaint that asserts claims for (i) breach of fiduciary duties against the individual director defendants, BFC, and Woodbridge, (ii) aiding and abetting breaches of fiduciary duties against Bluegreen, BFC, Woodbridge, and BXG Merger Sub, and (iii) a violation of the section of the Massachusetts Business Corporation Act regarding the approval of conflict of interest transactions and seek to recover damages.  Class action certification was granted to the plaintiffs in the Florida action on December 18, 2013.

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

In re BBX Capital Corporation Shareholder Litigation

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the then proposed merger between BFC and BBX Capital. In this action, styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto,

BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock contemplated to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan sought an injunction blocking the merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, which challenged the merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserted an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which included the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) alleged that the merger, including the exchange ratio and other terms and conditions of the merger agreement, was unfair to BBX Capital’s minority shareholders and was the product of unfair dealing on the part of the defendants; (ii) alleged that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenged the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) asserted that BBX Capital’s shareholders’ rights to appraisal did not constitute an adequate remedy; and (v) alleged that the joint proxy statement/prospectus relating to the merger contained material misrepresentations and did not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and failed to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration was fair.  On November 8, 2013, defendants filed a motion to dismiss the amended complaint arguing that plaintiffs’ remedies were limited to an action for appraisal under Florida law.  On April 8, 2014, the Court denied defendants’ motion to dismiss. On April 11, 2014, plaintiffs filed a motion for class certification and on April 18, 2014, plaintiffs filed a Second Amended Class Action Complaint.  The Second Amended Class Action Complaint added allegations with respect to BBX Capital’s March 21, 2014 definitive proxy statement.  Specifically, plaintiffs alleged that the definitive proxy statement failed to provide full and accurate disclosure regarding: (i) the timing of the merger, (ii) the status of the listing of the shares of BFC’s Class A Common Stock that were to be issued in the merger; (iii) transactions impacting valuation following the negotiation of the exchange ratio; (iv) the per share value of shares held by BBX Capital’s minority shareholders and (v) the fundamental assumptions underlying the opinion of BBX Capital’s financial advisor.  On November 5, 2014, the Court denied Plaintiffs’ motion for class certification and dismissed the case with prejudice.  Plaintiffs filed a Notice of Appeal with the Fourth District Court of Appeal (which was later dismissed), and after BBX Capital and BFC publicly disclosed that they mutually agreed to terminate the merger, Plaintiffs filed a motion with the trial court to vacate the dismissal order and to dismiss the action as moot.  On January 27, 2015, the trial court entered a final order vacating the dismissal order and dismissing the action as moot without prejudice.

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

Reserves are accrued for matters in which Bluegreen’s management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  However, litigation is inherently uncertain. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims and may have a material adverse impact on Bluegreen’s financial statements.

Bluegreen’s management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur.  In certain matters, Bluegreen’s management is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss.  Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported their claim.

The aggregate liability relating to the known contingencies of Bluegreen discussed below, in excess of the aggregate amounts currently accrued, if any, are not expected to have a material impact on our consolidated financial statements.  However, due to the significant uncertainties involved in these legal matters, losses in excess of amounts accrued may be incurred and an adverse outcome in these matters could be material to our consolidated financial statements.

At December 31, 2014, the estimated cost to satisfy Bluegreen’s development obligations related to Bluegreen Vacations was $4.1 million, which primarily relates to Bluegreen/Big Cedar Vacations.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  As of December 31, 2014 and December 31, 2013, Bluegreen had liabilities for such subsidies totaling $0.3 million and $0.1 million, respectively, which are included in other liabilities on the Company’s statements of financial condition.  As of December 31, 2014, Bluegreen was providing subsidies to eight property owners’ associations.

In October 2013, Bluegreen entered into an agreement to purchase from an unaffiliated third party completed VOI inventory at the Lake Eve Resort in Orlando, Florida over a five-year period.  The total purchase commitment is $35.0 million, of which $7.2 and $4.0 million of inventory was purchased in 2014 and 2013, respectively.

In November 2012, Bluegreen received from the Florida Department of Revenue a Notice of Proposed Assessment totaling $0.9 million, including penalties and interest, in connection with its audit of Bluegreen’s Florida income tax returns for years 2007 to 2010. In October 2014, an agreement was reached with the Florida Department of Revenue resulting in no tax due.

In December 2013, Bluegreen received notice from the Aruban tax authorities of a proposed assessment totaling $1.1 million in connection with Bluegreen’s Profit Tax Return for the 2008 tax year.  Bluegreen’s management cannot at this time estimate the tax due, if any, related to this matter.  Bluegreen believes this assessment to be in error and is defending its position.

Certain of Bluegreen’s other state filings are under routine examination.  While there is no assurance as to the results of these audits, Bluegreen does not currently anticipate any material adjustments in connection with these examinations.

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Vacations for the period from December 1, 2001 through December  31, 2004 (the “Assessment Period”). On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property.  Bluegreen believed the attempt to impose such a tax was contrary to Tennessee law and vigorously opposed such assessment by the Division. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable.  The State of Tennessee Department of Revenue confirmed that Bluegreen had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but took the position that Bluegreen owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011, Bluegreen filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against Bluegreen by the State of Tennessee Department of Revenue.  On December 13, 2013, the Chancery Court granted summary judgment in favor of the Tennessee Department of Revenue that the imposition by the Tennessee Department of Revenue of the disputed tax was valid.  Bluegreen does not believe this ruling extends beyond the Assessment Period and does not believe the State of Tennessee has the legal right to increase the assessment or apply it to any other time period.    During May 2014, Bluegreen paid approximately $0.9 million to the Tennessee Department of Revenue, representing the amount of the tax assessment and accrued interest plus the Tennessee Department of Revenue’s legal costs related to the litigation in resolution of the matter.

In re Bluegreen Corporation Shareholder Litigation

See the above-described class action lawsuits relating to the Bluegreen –Woodbridge merger.

BBX Capital

BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities.   Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation matters and the timing of ultimate resolution are inherently uncertain and difficult to predict.

BBX Capital had no commitments to extend credit as of December 31, 2014.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

The purchase consideration for Anastasia Confections, Inc. common stock included a $7.5 million promissory note of BBX Sweet Holdings to the sellers.  The performance of the promissory note is guaranteed by BBX Capital.

•

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of December 31, 2014.

•

In October 2014, a wholly-owned subsidiary of BBX Sweet Holdings, borrowed $1.7 million from a financial institution in the form of a promissory note for working capital.  BBX Sweet Holdings and BBX Capital are guarantors of the note.

•

In July 2014, BBX Capital entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida.  BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  CAM remained liable as a co-borrower on the mortgage that was assumed by the joint venture.  The mortgage was also guaranteed by BBX Capital and had an outstanding balance of $8.2 million as of December 31, 2014.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan into a $31.0 million acquisition and development loan. BBX Capital is a guarantor for 26.3% of the joint venture’s $31.0 million acquisition and development loan.

•	BBX Capital is the guarantor on BBX Sweet Holdings’ other notes payable and holdback payments issued in connection with its acquisitions with an aggregate balance of $1.1 million.

BBX Capital reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BBX Capital accrued $1.4 million for these matters as of December 31, 2014.  The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable.  Management of BBX Capital currently estimates the aggregate range of reasonably possible losses as $0 to $4.2 million in excess of the accrued liability relating to these legal matters.  This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2014.  The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.  Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure.

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

BBX Capital has received notices from BB&T regarding a series of pending and threatened claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  These third party claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts.  BB&T’s notices assert its belief that it may be entitled to indemnification under the BB&T Agreement with respect to such claims as well as another third party claim relating to an action which was recently settled by BB&T.  On July 31, 2014, BBX Capital and BB&T entered into a tolling agreement with respect to the time period within which BB&T may assert a claim for indemnity under the stock purchase agreement with respect to such claims.

The following is a description of certain ongoing litigation matters:

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007.  Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls.  The Court denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  On December 15, 2014, after a six-week trial, the jury found in favor of BBX Capital and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BBX Capital’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr.

Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.  On January 12, 2015, BBX Capital and Alan B. Levan filed a motion for a new trial and a motion for judgment as a matter of law which were denied by the Court.  The SEC has filed a motion for a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company, (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  BBX Capital believes the claims to be without merit, continues to vigorously defend the action and intends to appeal any judgment entered to the Eleventh Circuit Court of Appeals.

On January 14, 2015, BBX Capital received notice from its insurance carrier that, based upon its interpretation of the jury verdict in this action, the carrier does not believe it is obligated to advance further payments towards fees and costs incurred in connection with this action and that it reserved its right to obtain reimbursement of the amounts it previously advanced with respect to this action.  BBX Capital has received legal fee and cost reimbursements from its insurance carrier in connection with this action of approximately $5.8 million as of December 31, 2014.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly-owned subsidiary of CAM, among others as defendants.  BBX Capital and Fidelity Tax were served with the complaint January 8, 2013.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction.  BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs’ counsel filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believes the claims to be without merit, BBX Capital has reached an agreement in principal with the plaintiffs to settle the action, subject to execution of a definitive agreement and court approval.

18.    Stock Option Plans

BFC

At BFC’s Annual Meeting of Shareholders held in June 2014, the BFC Financial Corporation 2014 Stock Incentive Plan (the “2014 Plan”) was approved by the Company’s shareholders.  Under the 2014 Plan, up to 500,000 shares of the Company’s Class A Common Stock and up to 4,500,000 shares of the Company’s Class B Common Stock may be issued for restricted stock awards or stock options with a maximum term of ten years.

BFC had a share based compensation plan (the “2005 Stock Incentive Plan”) under which incentive stock options, non-qualifying stock options and restricted stock awards were granted. With the approval of BFC’s 2014 Stock Incentive Plan, shares are no longer available for grant under the 2005 Stock Incentive Plan; however, any previously issued options granted under that plan remain effective until either they expire, are forfeited, or are exercised.  Previously, BFC could grant incentive stock options under the 2005 Stock Incentive Plan only to its employees and BFC could grant non-qualified stock options and restricted stock awards under the 2005 Stock Incentive Plan to its directors, independent contractors and agents as well as employees.

BFC also had a stock-based compensation plan (“1993 Plan”) which expired in 2004.  No future grants can be made under the 1993 Plan.  BFC’s 1993 Plan provided for the grant of stock options to purchase shares of BFC’s Class B Common Stock.  The 1993 Plan provided for the grant of both incentive stock options and non-qualifying options and the maximum term of the options was ten years.  As of December 31, 2014, all awards granted under the 1993 Plan were exercised, cancelled or forfeited.

Compensation expense for stock options and restricted common stock awards is based on the fair value of the award on the measurement date, which is generally the grant date.  The fair value of the Company’s stock options is estimated using the Black-Scholes option-pricing model. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the awards.

On September 21, 2009, options to purchase an aggregate of approximately 1.8 million shares of common stock, which were previously granted to and held by BFC’s directors and employees, were re-priced to a new exercise price equal to the closing price of the Company’s Class A Common Stock on September 21, 2009. The re-pricing did not impact any of the other terms, including the vesting schedules or expiration dates, of the previously granted stock options. The incremental compensation cost of the re-priced vested options was approximately $157,000 which was recognized in September 2009. The remaining incremental cost for the re-priced options that were unvested at the re-pricing date was approximately $125,000, of which the remaining $8,000 was recognized in 2012.

There were no options granted to employees or non-employee directors during each of the years in the three year period ended December 31, 2014.  As described below, the Company issued restricted stock awards to its officers during 2012, 2013 and 2014.

The following table sets forth information on outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2011	2,297,858	$0.41	3.54	$-
Exercised	(34,109)	0.41		13
Forfeited	(261)	0.41
Expired	-	0.00
Granted	-	0.00
Outstanding at December 31, 2012	2,263,488	$0.41	2.28	$1,924
Exercised	(607,543)	0.41		961
Forfeited	(1,302)	0.41
Expired	-	0.00
Granted	-	0.00
Outstanding at December 31, 2013	1,654,643	$0.41	1.91	$4,104
Exercised	(1,428,420)	0.41		5,038
Forfeited	-	0.00
Expired	-	0.00
Granted	-	0.00
Outstanding at December 31, 2014	226,223	$0.41	2.66	$631
Exercisable at December 31, 2014	226,223	$0.41	2.66	$631
Available for grant at December 31, 2014	1,424,959

There is no unearned compensation cost related to BFC’s stock options as all options are vested as of December 31, 2014.  There is no recognized tax benefit associated with the compensation expense during each of the years in the three year period ended December 31, 2014, as it is not likely that BFC will realize the tax benefits associated with the share based compensation expense.

During the years ended December 31, 2014, 2013 and 2012, BFC received net proceeds of approximately $586,000, $249,000 and $14,000, respectively, upon the exercise of stock options.  The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $5.0 million, $961,000 and $13,000, respectively.

The following is a summary of BFC’s restricted stock activity:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2011	1,753,475	$0.36
Granted	5,556,292	0.79
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2012	7,309,767	$0.69
Granted	410,000	2.45
Vested	(1,389,072)	0.79
Forfeited	-	-
Outstanding at December 31, 2013	6,330,695	$0.78
Granted	3,575,041	3.80
Vested	(1,389,072)	0.79
Forfeited	-	-
Outstanding at December 31, 2014	8,516,664	$2.05

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

Effective September 30, 2012, the Company entered into employment agreements with each of its executive officers.  Pursuant to the terms of the employment agreements, the Company agreed to grant to four of the executive officers, among other things, an aggregate of 5,556,292 shares of restricted Class A Common Stock, which were granted under BFC’s 2005 Stock Incentive Plan.  The fair value of approximately $4.4 million was calculated based on the closing price of BFC’s Class A Common Stock on the date of grant, or $0.79 per share.  The cost is being recognized over the service period from November 2012 through September 2016.  The restricted stock awards vest pro-rata over a four year period, with the first and second installments of 1,389,072 shares for each year having vested on September 30, 2013 and 2014.  The executive officers surrendered a total of 563,844 shares and 569,548 shares of Class A Common Stock to satisfy BFC’s tax withholding obligation relating to the vesting of the first and second installments of restricted shares on September 30, 2013 and 2014, respectively.  The shares of BFC’s Class A Common Stock surrendered by the executive officers were retired by the Company.

On October 7, 2013, BFC’s Compensation Committee approved the grant of an aggregate of 892,224 shares of restricted Class A Common Stock to four of BFC’s executive officers.  410,000 restricted stock awards were granted under BFC’s 2005 Stock Incentive Plan and will vest four years from the grant date on October 7, 2017.  The fair value of those 410,000 shares of restricted stock was approximately $1.0 million, or $2.45 per share based on the closing price of BFC’s Class A Common Stock on October 7, 2013, and the cost is being recognized over the four-year service period from October 2013 through October 2017.  The grant of the balance of 482,224 of those restricted shares was subject to the approval of BFC’s shareholders of the 2014 Plan.  Upon approval of the 2014 Plan at the Company’s 2014 Annual Meeting of Shareholders, the 482,224 restricted shares were granted under BFC’s 2014 Stock Incentive Plan.  The fair value of those 482,224 shares of restricted stock was approximately $1.8 million, or $3.82 per share based on the closing price of BFC’s Class A Common Stock on June 12, 2014, and the cost is being recognized over the service period from June 2014 through October 2017.

On October 6, 2014, BFC’s Compensation Committee approved the grant of an aggregate of 3.1 million shares of restricted Class B Common Stock to four of BFC’s executive officers.  The fair value of approximately $11.8 million was calculated based on the closing price of BFC’s Class B Common Stock on the date of grant, or $3.80 per share.  The cost is being recognized over a four year service.  The restricted stock awards vest pro-rata over a four year period, with the first installment of approximately 773,000 shares to vest on September 30, 2015.

BFC recognized restricted stock compensation expense of approximately $2.5 million, $1.25 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the total unrecognized compensation cost related to BFC’s non-vested restricted stock compensation was approximately $15.3 million. The cost is expected to be recognized over a weighted-average period of approximately 3.33 years.

Bluegreen

The Bluegreen Corporation 2008 Stock Incentive Plan (the “Bluegreen 2008 Plan”), as amended, provided for the issuance of restricted stock awards and for the grant of options to purchase shares of Bluegreen’s common stock.

Pursuant to the terms of Bluegreen’s merger agreement with Woodbridge, (i) all options outstanding at the effective time of the merger, whether vested or unvested, were cancelled in exchange for the holder’s right to receive the excess, if any, of the $10.00 per share merger consideration over the exercise price of the option, and (ii) all shares subject to restricted stock awards outstanding at the effective time of the merger, whether vested or unvested, were converted into the right to receive, with respect to each such share, the $10.00 per share merger consideration.

There were no grants of stock-based awards during any of the periods presented.  Total stock-based compensation expense, including amounts payable under the awards granted to non-employee directors and employees which were classified as liability awards, during the years ended December 31, 2013 and 2012 was $0.1 million and $2.7 million, respectively.

Changes in Bluegreen’s outstanding stock option plans during 2013 and 2012 are presented below:

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value
	(In 000’s)		(In 000’s)	(In 000’s)
Balance at December 31, 2011	1,505	$9.03	1,163	$6
Granted	-	-
Forfeited	-	-
Expired	(93)	$15.26
Stock options settled for cash	(200)	$3.45
Exercised	(97)	$3.21
Balance at December 31, 2012	1,115	$10.02	873	$1,874
Granted	-	-
Forfeited	-	-
Expired	(542)	$14.16
Exercised	(573)	$6.11
Balance at December 31, 2013	-	$-	-	$-

During the years ended December 31, 2013 and 2012, the grant-date fair value of stock options that vested was $0.7 million and $0.6 million, respectively.  The total intrinsic value of Bluegreen’s stock options exercised during 2013 and 2012 was $2.2 million and $0.3 million, respectively.

The activity related to Bluegreen’s unvested restricted stock awards during the years 2013 and 2012 are as follows:

Non-vested Restricted Shares	Number of Shares (In 000's)	Weighted-Average Grant - Date Fair Value per Share
Unvested at December 31, 2011	250	$8.47
Granted	-	-
Vested	(45)	$11.98
Forfeited	-	-
Unvested at December 31, 2012	205	$7.69
Granted	-	-
Vested	(202)	$7.67
Forfeited	(3)	9.31
Unvested at December 31, 2013	-	$-

BBX Capital

BBX Capital has two share-based compensation plans: the 2005 Restricted Stock and Option Plan and the BBX Capital Corporation 2014 Stock Incentive Plan.  The maximum term of incentive stock options and non-qualifying stock options issuable under each of these plans is ten years.  Vesting is established by BBX Capital’s Compensation Committee of the Board of Directors (“BBX Capital Compensation Committee”) in connection with each grant of options or restricted stock.  All directors’ stock options vest immediately.  The 2005 Restricted Stock and Option Plan provided that up to 1,875,000 shares of BBX Capital’s Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan, and at December 31, 2014, 2014 no shares remained available for grants of awards under the 2005 Plan. The 2014 Stock Incentive Plan provides that up to 1,000,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan, and at December 31, 2014, 603,918 shares remained available for grants of awards under the 2014 Stock Incentive Plan.

The following is a summary of BBX Capital’s non-vested restricted Class A common share activity:

		Weighted
	Class A	Average
	Non-vested	Grant date
	Restricted	Fair Value
	Stock	Per Share
Outstanding at December 31, 2011	211,900	$6.96
Vested	(142,900)	6.20
Forfeited	(4,000)	6.20
Granted	1,130,406	6.55
Outstanding at December 31, 2012	1,195,406	$6.53
Vested	(315,104)	6.52
Forfeited	-	-
Granted	430,000	13.33
Outstanding at December 31, 2013	1,310,302	$8.76
Vested	(315,102)	6.52
Forfeited	-	-
Granted	396,082	16.58
Outstanding at December 31, 2014	1,391,282	$11.50

In October 2014, the Board of Directors granted in the aggregate 396,082 shares of BBX Capital restricted Class A common stock (“RSAs”) under the 2014 Stock Incentive Plan to certain of its executive officers.  The grant date fair value was calculated based on the closing price of BBX Capital’s Class A common stock on the grant date.  The

RSAs vest pro-rata over a four year period beginning September 30, 2015 and had a fair value of $16.58 per share at the grant date.

In October 2013, the Board of Directors granted in the aggregate 430,000 RSAs under the 2005 Restricted Stock and Option Plan to certain of its executive officers.  The grant date fair value was calculated based on the closing price of BBX Capital’s Class A common stock on the grant date.  The RSAs vest four years from the grant date or October 8, 2017.  The RSAs had a fair value of $13.33 per share at the grant date.

In November 2012, BBX Capital, entered into employment agreements with certain of its executive officers.  Pursuant to the terms of their employment agreements, BBX Capital granted in the aggregate 1,130,406 of RSAs under the 2005 Restricted Stock and Option Plan.  The grant date fair value was calculated based on the closing price of BBX Capital’s Class A common stock on the grant date.  The RSAs vest pro-rata over a four year period beginning September 30, 2013 and had a fair value of $6.55 per share at the grant date.  Upon the vesting of 282,602 RSAs on September 30, 2013 and in accordance with the 2005 Restricted Stock and Option Plan, BBX Capital retained 114,480 of the underlying shares of BBX Capital’s Class A Common Stock in order to meet $1.6 million of minimum statutory tax withholding requirements.  The 114,480 shares of BBX Capital’s Class A common stock were retired.  Upon the vesting of 282,602 RSAs on September 30, 2014, and in accordance with the Plan, the Company retained 115,866 of the underlying shares of Class A Common Stock in order to meet $2.0 million of minimum statutory tax withholding requirements.  The 115,866 shares of Class A Common Stock were retired.

As of December 31, 2014, the total unrecognized compensation cost related to BBX Capital’s non-vested restricted stock compensation was approximately $13.4 million.  The cost of these non-vested RSAs is expected to be recognized over a weighted-average period of approximately 18 months.  The fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $5.5 million, $4.3 million and $684,000, respectively.  The vesting of 72,400 RSAs was accelerated with respect to employees employed by BankAtlantic at the closing of the BB&T Transaction.  As a consequence, BBX Capital recognized $0.4 million of compensation expense upon the vesting of these RSA’s on July 31, 2012.

In March 2015, BBX Capital’s Board of Directors approved an amendment to both the BBX Capital Corporation 2014 Stock Incentive Plan and 2005Restricted Stock and Option Plan.  The amendment to each Plan authorizes the Compensation Committee to issue restricted stock awards in the form of restricted stock units rather than just restricted stock.  Following the amendment, BBX Capital and its executive officers agreed to retire any shares of BBX Capital’s outstanding restricted Class A common stock awards previously issued in the name of the Compensation Committee and subject to forfeiture until vested in exchange for BBX Capital issuing to the executive officers restricted BBX Capital Class A common stock units (“RSUs”) resulting in the retirement of 1,391,282 BBX Capital Class A common shares.  Pursuant to the terms of the RSUs BBX Capital promises to issue BBX Capital Class A common stock only at the time the underlying units vest.  The BBX Capital RSUs issued have the same terms, and cover the same number of underlying shares of BBX Capital Class A common stock, as the BBX Capital RSAs that were retired.

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

The following is a summary of BBX Capital’s Class A common stock option activity:

			Weighted
	Class A	Weighted	Average	Aggregate
	Outstanding	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value ($000)
Outstanding at December 31, 2011	92,230	$277.25	3.1	$-
Exercised	-	-
Forfeited	(55,426)	306.63
Expired	-	-
Granted	-	-
Outstanding at December 31, 2012	36,804	$233.00	3.1	$-
Exercised	-	-
Forfeited	(7,559)	124.57
Expired	(7,963)	185.82
Granted	-	-
Outstanding at December 31, 2013	21,282	$289.17	2.5	$-
Exercised	-	-
Forfeited	-	-
Expired	(5,801)	455.00
Granted	-	-
Outstanding at December 31, 2014	15,481	$227.03	2.3	$-
Exercisable at December 31, 2014	15,481	$227.03	2.3	$-
Available for grant at December 31, 2014	-

There were no options granted or exercised during each of the years in the three year period ended December 31, 2014.  Upon the consummation of the BB&T Transaction and the transfer of employees to BB&T, options to acquire 55,426 shares of BBX Capital’s Class A Common Stock were forfeited.

Included in BBX Capital’s consolidated statements of operations in compensation expense was $3.7 million, $2.5 million and $1.1 million of BBX Capital share-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively.  There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2014, 2013 and 2012 as it was not more likely than not that BBX Capital would realize the tax benefits associated with the share based compensation expense.

19.    Employee Benefit Plans and Incentive Compensation Program

BFC

Defined Contribution 401(k) Plan

During 2006, the BFC 401(k) Plan was merged into the BankAtlantic Security Plus 401(k) Plan, which is an Internal Revenue Code Section 401(k) Retirement Savings Plan. In connection with the Sale of BankAtlantic to BB&T during July 2012, BBX Capital assumed sponsorship of the BankAtlantic Security Plus 401(k) Plan.  Employees who have completed 90 days of service and have reached the age of 18 are eligible to participate in the 401(k) plan.  From April 1, 2009 through December 31, 2013, the employer match feature of the 401(k) plan was discontinued.  As of January 1, 2014, the employer match feature was resumed under the 401(k) plan.  During 2014, the employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.

For the year ended December 31, 2014, the Company recorded expense for its contributions to the BankAtlantic Security Plus 401(k) Plan totaling approximately $0.1 million.

BFC Deferred Retirement Agreement

On September 13, 2005, the Company entered into an agreement with Glen R. Gilbert, the Company’s former Chief Financial Officer, pursuant to which the Company agreed to pay him a monthly retirement benefit of $5,449 beginning January 1, 2010.  During the third quarter of 2005, BFC recorded the present value of the retirement benefit payment, as actuarially determined, in the amount of $482,444, payable as a life annuity with 120 payments at 6.5% interest.  The interest on the retirement benefit is recognized monthly as compensation expense.  At December 31, 2014 and 2013, the deferred retirement obligation balance was approximately $494,000 and $526,000, respectively, which represents the present value of accumulated benefit related obligation and is included in other liabilities in the Company’s consolidated statements of financial condition.  The compensation expense for the years ended December 31, 2014, 2013 and 2012 was approximately $33,000, $35,000 and $37,000, respectively.

Incentive Compensation Program

On September 29, 2008, Woodbridge’s Board of Directors approved the terms of an incentive program for certain employees, including certain executive officers, pursuant to which a portion of their compensation may be based on the cash returns realized on investments held by individual limited partnerships or other legal entities.  Certain of the participants in this incentive program are also employees and executive officers of BFC.  This incentive program qualifies as a liability-based plan and, accordingly, the components of the program are required to be evaluated in order to determine the estimated fair value of the liability, if any, to be recorded.  Based on the evaluation performed at December 31, 2014 and 2013, it was determined that the liability for compensation under this incentive program as of those dates was not material.

Bluegreen

Bluegreen’s Employee Retirement Plan (the “Bluegreen Retirement Plan”) is an Internal Revenue Code section 401(k) Retirement Savings Plan.  Historically, all U.S.-based employees at least 21 years of age with at least three months of employment with Bluegreen are eligible to participate in the Bluegreen Retirement Plan.  The Bluegreen Retirement Plan provides for an annual employer discretionary matching contribution.  In December 2013, Bluegreen approved a basic matching contribution effective January 1, 2014 equal to 100% of each participant’s contributions not exceeding 3% of each participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation.  Further, Bluegreen may make additional discretionary matching contributions not to exceed 6% of each participant’s compensation.  Bluegreen made contributions of $6.7 million and $1.7 million during 2014 and 2013, respectively.  During the years ended December 31, 2014, 2013 and 2012, Bluegreen recorded expenses for its contribution to the Bluegreen Retirement Plan totaling $4.6 million, $2.3 million and $1.6 million.

BBX Capital

Defined Contribution 401(k) Plan:

The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (in thousands):

		For the Years Ended December 31,
		2014	2013	2012
Employee salary contribution limit (1)		$17.5	17.5	17.0
Percentage of salary limitation	%	75	75	75
Total match contribution (2)		$150	-	-

(1)	For the years ended December 31, 2014, 2013 and 2012, employees over 50 were entitled to contribute $23,000, $23,000 and $22,500, respectively.
(2)	The employer match vests immediately. BBX Capital did not offer an employer match for the years ended December 31, 2013 and 2012.

Defined Benefit Pension Plan:

BB&T assumed the pension obligation of BankAtlantic’s defined benefit plan upon the acquisition of BankAtlantic in the BB&T Transaction as of July 31, 2012.  Included in the gain on the sale of BankAtlantic in discontinued operations in the Company’s statement of operations during the year ended December 31, 2012 was $22.4 million of pension losses associated with the under-funded pension plan amount and the unrecognized net losses from pension investments.

20.    Shares Subject to Mandatory Redemption

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

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.  The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.  The $0.5 million difference between the previously stated fair value of $11.0 million as of March 31, 2012 and the June 30, 2012 estimated fair value of $11.5 million was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition.  Included in interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012, is interest recognized of approximately $1.1 million, $1.3 million and  $913,000, respectively, of which $750,000,  $750,000 and $563,000, respectively, was paid as dividends.

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

21.    Common Stock, Preferred Stock and Dividends

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

Preferred Stock

The Company’s authorized capital stock includes 10 million shares of preferred stock, par value of $.01 per share. See Note 20 for further information regarding BFC’s outstanding 5% Cumulative Preferred Stock.

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

On February 9, 2015, the Board of Directors of BFC Financial Corporation (the “Company”) approved amendments to the Company’s By-Laws which add to the By-laws an exclusive forum selection provision which will be applicable to certain litigation and a provision for fee shifting in the case of certain litigation as described below.

Pursuant to the exclusive forum selection provision, which was added as Article IX, Section 1 of the By-Laws, unless the Company’s Board of Directors consents to the selection of an alternative forum, the Circuit Court located in Broward County, Florida (or, if such Circuit Court does not have jurisdiction, another Circuit Court located within Florida or, if no Circuit Court located within Florida has jurisdiction, the federal district court for the Southern District of Florida) shall be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or its shareholders, (iii) any action asserting a claim against the Company or any of its directors, officers or other employees arising pursuant to any provision of the Florida Business Corporation Act or the Company’s Articles of Incorporation or By-Laws (in each case, as may be amended from time to time), or (iv) any action asserting a claim against the Company or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Florida (each, a “Covered Proceeding”). The new forum selection provision provides that if any Covered Proceeding is filed in a court other than a court located within Florida (a “Foreign Action”) in the name of any shareholder, then such shareholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within Florida in connection with any action brought in any such court to enforce the exclusive forum provision described in the preceding sentence and (ii) having service of process made upon such shareholder in any such enforcement action by service upon such shareholder’s counsel in the Foreign Action as agent for such shareholder.

In addition, pursuant to Article IX, Section 2 of the By-Laws, the Company and its officers, directors and other employees have the right to the extent permitted by applicable law (and unless the Company’s Board of Directors consents to the contrary) to reimbursement of all amounts incurred by the Company or its officers, directors or other employees, from any person or entity that initiates or asserts any claim or counterclaim against the Company or any of its officers, directors or other employees, or joins, offers substantial assistance to or has a direct financial interest in any such claim or counterclaim, if such person or entity does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought.

Dividends

BFC has never paid cash dividends on its common stock.  See Note 20 for information regarding dividends paid by BFC with respect to its 5% Cumulative Preferred Stock.

22.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
BBX Capital	$150,254	144,919
Joint ventures	43,546	38,056
Total noncontrolling interests	$193,800	182,975

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Noncontrolling interest - Continuing Operations:
BBX Capital	$2,040	23,112	(13,370)
Bluegreen (1)	-	5,321	23,227
Joint ventures	11,415	13,284	13,769
	$13,455	41,717	23,626

Noncontrolling interest - Discontinued Operations:
BBX Capital	$-	-	124,066
Bluegreen (1)	-	(23)	(1,607)
	$-	(23)	122,459
Net income attributable to noncontrolling interests	$13,455	41,694	146,085

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

Following BBX Capital’s sale of BankAtlantic during July 2012 and the disposition of BFC’s investment in Benihana in connection with Safflower’s acquisition of Benihana during August 2012 and as a result of Woodbridge’s reduced real estate operating activities, BFC reorganized its reportable segments to better align its segments with its and its subsidiaries’ operations. As a result of such reorganization, we currently report the results of our continuing operations through five segments: Bluegreen Vacations; BBX; FAR; Renin; and Sweet Holdings.

BFC previously had a BFC Activities reporting segment and a Real Estate Operations segment.  The BFC Activities segment included BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to real estate, BFC’s investment in Benihana, and certain other investments and subsidiaries.  The Real Estate Operations segment included the subsidiaries through which Woodbridge historically conducted its real estate business activities. BFC’s management modified its measure of segment operating profit to exclude the items that were previously classified within the BFC Activities segment and the Real Estate Operations segment.  Accordingly, BFC’s segment disclosure has been adjusted to reflect the revised presentation, and the results previously included within BFC Activities and Real Estate Operations have been reclassified to unallocated corporate overhead for all periods presented and are included in the reconciliation of segment amounts to the consolidated amounts.

During the third quarter of 2014, the Company’s segment disclosure was adjusted to include Sweet Holdings as a separate operating segment.  Sweet Holdings previously was reported as other operations and not within any operating segment.

Discontinued operations include the results of Bluegreen Communities (which previously was a separate reporting segment), BankAtlantic’s community banking, investment, capital services and tax certificate reporting units (which previously comprised a portion of the BankAtlantic segment, which was a separate reporting segment) and Cypress Creek Holdings (which was previously part of the Real Estate Operations reporting segment). See Note 4 for additional information regarding discontinued operations.

The Company evaluates segment performance based on segment net income (loss).

The following summarizes the aggregation of the Company's operating segments into reportable segments:

Bluegreen Vacations

Bluegreen Vacations, the operating segment relating to Bluegreen’s continuing operations, markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or are owned by others in which case Bluegreen Vacations earns fees for providing these services.  Bluegreen Vacations also earns fees by providing club and property owners’ association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen Vacations provides financing to credit-qualified individual purchasers of VOIs, which provides significant interest income.

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

BBX

The BBX segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a BankAtlantic legacy portfolio of previously charged-off loans retained by CAM in the BB&T Transaction. The BBX segment also includes the Company’s investment in Woodbridge and investments in real estate joint ventures.  BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties; maximizing the cash flows from its portfolio of charged-off loans and judgments; and pursuing equity and debt investment opportunities in real estate and operating businesses.

The results of operations of BBX for the years ended December 31, 2012 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and FAR, BankAtlantic’s Commercial Lending reporting unit and all of BankAtlantic’s general corporate overhead.

Renin

The Renin reportable segment consists of the activities of Renin, which is owned 81% by BBX Capital and 19% by BFC and was formed during October 2013 in connection with the acquisition at that time of Renin Corp. and its subsidiaries.  The Renin reportable segment includes the results of operations of Renin for the two months ended December 31, 2013 and the year ended December 31, 2014.

Sweet Holdings

The Sweet Holdings segment consists of the operating activities of BBX Sweet Holdings.  For 2013, BBX Sweet Holdings’ reportable segment includes the operating results of Hoffman’s for the one month ended December 31, 2013.  The Sweet Holdings segment for 2014 includes the activities of Hoffman’s for the year ended December 31, 2014 and also includes the activities of Williams and Bennett, Jer’s, Helen Grace and Anastasia from their dates of acquisition, January 13, 2014, July 1, 2014, July 21, 2014 and October 1, 2014, respectively, through December 31, 2014.  See Note 3 for additional information regarding BBX Sweet Holdings’ acquisitions.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2014  (in thousands):

						Unallocated
						Amounts
	Bluegreen				Sweet	and	Segment
	Vacations	BBX	FAR	Renin	Holdings	Eliminations	Total
Revenues:
Sales of VOIs	$262,334	-	-	-	-	-	262,334
Trade sales	-	-	-	57,839	16,245	(1)	74,083
Interest income	81,666	1,515	3,907	-	7	(603)	86,492
Fee-based sales commission	144,239	-	-	-	-	-	144,239
Other fee-based services revenue	92,089	-	-	-	-	-	92,089
Net gains on the sales of assets	-	3,651	1,876	-	-	-	5,527
Other revenue	-	3,607	4,442	-	5	(632)	7,422
Total revenues	580,328	8,773	10,225	57,839	16,257	(1,236)	672,186

Costs and Expenses:
Cost of sale of VOIs	30,766	-	-	-	-	-	30,766
Cost of goods sold of trade sales	-		-	43,888	10,794		54,682
Cost of sale of other fee-based services	56,941	-	-	-	-	-	56,941
Interest expense	41,324	815	775	551	440	3,497	47,402
(Recoveries from) provision for loan losses	-	(10,169)	3,014	-	-	-	(7,155)
Impairment of assets	-	266	6,749	-	-	-	7,015
Selling, general and administrative expenses	345,191	30,700	8,347	15,444	5,000	17,682	422,364
Total costs and expenses	474,222	21,612	18,885	59,883	16,234	21,179	612,015

Equity in earnings (loss) from unconsolidated entities	-	24,723	-	-	-	(25,296)	(573)
Other income	-	-	-	-	-	4,258	4,258
Income (loss) from continuing operations
before income taxes	106,106	11,884	(8,660)	(2,044)	23	(43,453)	63,856
Less: Provision (benefit) for income taxes	-	-	-	6	(3,107)	39,958	36,857
Income (loss) from continuing operations	106,106	11,884	(8,660)	(2,050)	3,130	(83,411)	26,999
Income from discontinued operations, net of taxes	-	-	-	-	-	306	306
Net income (loss)	$106,106	11,884	(8,660)	(2,050)	3,130	(83,105)	27,305
Less: Net income attributable to
noncontrolling interests						13,455	13,455
Net (loss) income attributable to BFC						(96,560)	13,850

Total assets	$1,045,498	550,993	100,306	23,661	31,645	(340,807)	1,411,296

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2013 (in thousands):

						Unallocated
						Amounts
	Bluegreen				Sweet	and	Segment
	Vacations	BBX	FAR	Renin	Holdings	Eliminations	Total
Revenues:
Sales of VOIs	$261,439	-	-	-	-	-	261,439
Trade sales	-	-	-	9,300	966	(23)	10,243
Interest income	82,230	14,490	9,847	-	-	(296)	106,271
Fee-based sales commission	91,859	-	-	-	-	-	91,859
Other fee-based services revenue	80,125	-	-	-	-	-	80,125
Net gains on the sales of assets	-	3,525	3,203	-	-	-	6,728
Other revenue	-	4,047	3,489	-	-	(438)	7,098
Total revenues	515,653	22,062	16,539	9,300	966	(757)	563,763

Costs and Expenses:
Cost of sale of VOIs	32,607	-	-	-	-	-	32,607
Cost of goods sold of trade sales	-		-	7,227	633	-	7,860
Cost of other fee-based services	52,817	-	-	-	-	-	52,817
Interest expense	41,137	1,774	3,397	144	24	4,145	50,621
Recoveries from loan losses	-	(34,128)	(9,737)	-	-	-	(43,865)
Asset impairments, net	-	219	4,489	-	-	-	4,708
Selling, general and administrative expenses	306,559	27,132	10,257	1,993	346	16,028	362,315
Total costs and expenses	433,120	(5,003)	8,406	9,364	1,003	20,173	467,063

Equity in earnings (loss) from unconsolidated affiliates	-	13,461	-	-	-	(13,385)	76
Other income	-	-	-	-	-	732	732
Income (loss) from continuing operations before income taxes
before income taxes	82,533	40,526	8,133	(64)	(37)	(33,583)	97,508
Less: Provision for income taxes	-	-	20	294	-	26,055	26,369
Income (loss) from continuing operations	82,533	40,526	8,113	(358)	(37)	(59,638)	71,139
Loss from discontinued operations, net of taxes	-	-	-	-	-	(382)	(382)
Net income (loss)	$82,533	40,526	8,113	(358)	(37)	(60,020)	70,757
Less: Net income attributable to
noncontrolling interests						41,694	41,694
Net (loss) income attributable to BFC						(101,714)	29,063

Total assets	$1,086,316	476,947	166,114	23,809	5,383	(317,204)	1,441,365

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2012  (in thousands):

				Unallocated
				Amounts
	Bluegreen			and	Segment
	Vacations	BBX	FAR	Eliminations	Total
Revenues:
Sales of VOIs	$211,684	-	-	-	211,684
Interest income	83,682	18,312	3,610	(118)	105,486
Fee based sales commission	87,795	-	-	-	87,795
Other fee-based services revenue	74,824	-	-	-	74,824
Net gains on the sales of assets	-	5,551	1,136	-	6,687
Other revenue	-	4,124	389	(59)	4,454
Total revenues	457,985	27,987	5,135	(177)	490,930

Costs and Expenses:
Cost of sale of VOIs	24,353	-	-	-	24,353
Cost of other fee-based services	46,835	-	-	-	46,835
Interest expense	43,269	9,577	2,467	4,651	59,964
(Recoveries from) provision for loan losses	-	(2,163)	4,568	-	2,405
Asset impairments, net	-	8,635	1,296	-	9,931
Selling, general and administrative expenses	246,905	53,516	2,727	25,642	328,790
Total costs and expenses	361,362	69,565	11,058	30,293	472,278

Gain on extinguishment of debt	-	-	-	29,875	29,875
Gain on the sale of Benihana investment	-	-	-	9,307	9,307
Equity in earnings from unconsolidated affiliates	-	-	-	186	186
Other income	-	281	-	2,161	2,442
Income (loss) from continuing operations
before income taxes	96,623	(41,297)	(5,923)	11,059	60,462
Less: (Benefit) provision for income taxes	-	(16,393)	(2,351)	34,969	16,225
Income (loss) from continuing operations	96,623	(24,904)	(3,572)	(23,910)	44,237
Income (loss) from discontinued operations, net of taxes	-	-	-	267,863	267,863
Net income (loss)	$96,623	(24,904)	(3,572)	243,953	312,100
Less: Net income attributable to
noncontrolling interests				146,085	146,085
Net income attributable to BFC				$97,868	166,015

Total assets	$1,055,224	412,734	296,012	(216,782)	1,547,188

24.    Certain Relationships and Related Party Transactions

The Company owns shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 51% of the total outstanding equity of BBX Capital and 72% of the total voting power of BBX Capital.  The Company may be deemed to be controlled by Alan B. Levan, who serves as Chairman, Chief Executive Officer and President of the Company, and John E. Abdo, who serves as Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 74% of the Company’s total voting power.  Mr. Alan Levan and Mr. Abdo are each executive officers and directors of BBX Capital, and they served as executive officers and directors of BankAtlantic until July 2012 when BBX Capital sold BankAtlantic to BB&T.  In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of the Company and BBX Capital, and he was an executive officer and director of BankAtlantic until its sale to BB&T in July 2012.  Further, Seth M. Wise, an executive officer and director of the Company, and John K. Grelle, an executive officer of the Company, are each executive officers of BBX Capital. Upon Mr. Grelle’s retirement following the filing of this report, Raymond S. Lopez, Bluegreen’s Chief Accounting Officer, will succeed Mr. Grelle as Chief Financial Officer of both BFC and BBX Capital.

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

On April 2, 2013, Woodbridge acquired all of the then-outstanding shares of Bluegreen not previously owned by Woodbridge in a cash merger transaction.  Pursuant to the terms of the merger agreement between the parties, dated as of November 14, 2012, Bluegreen’s shareholders (other than Woodbridge, whose shares of Bluegreen’s common stock were canceled in connection with the Bluegreen merger without any payment therefor) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the Bluegreen merger, including unvested restricted securities.  In addition, each option to acquire shares of Bluegreen’s common stock that was outstanding at the effective time of the Bluegreen merger, whether vested or unvested, was canceled in exchange for the holder’s right to receive the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option.  The aggregate merger consideration was approximately $149.2 million.  As a result of the Bluegreen merger, Bluegreen, which was the surviving corporation of the transaction, became a wholly-owned subsidiary of Woodbridge.

In connection with the financing of the Bluegreen merger, the Company and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013.  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The Company continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million. The promissory note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the promissory note, with all outstanding amounts being due and payable at the end of the five-year term.  During 2014 and 2013, BBX Capital paid to Woodbridge approximately $587,000 and $441,000 of interest on the note.  In connection with BBX Capital’s investment in Woodbridge, the Company and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions from Woodbridge to be made on a pro rata basis in accordance with the Company’s and BBX Capital’s respective percentage equity interests in Woodbridge.

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

On May 7, 2013, BFC and BBX Capital entered into a merger agreement which provided for BBX Capital to merge with and into a wholly owned subsidiary of BFC and for BBX Capital’s shareholders to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they held at the effective time of the merger.  Consummation of the merger was subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. BFC was advised by the NYSE and NASDAQ that they would not consider approval of any application for listing of BFC’s Class A Common Stock prior to the resolution of the litigation brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman. As previously disclosed, on December 15, 2014, after a six-week trial, the jury found in favor of BBX Capital and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BBX Capital’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.  On March 10, 2015, motions to enter judgment in favor of BBX Capital and Mr. Levan were denied.  BBX Capital has indicated that it and Mr. Levan will appeal the issues to the Eleventh Circuit Court of Appeals.  However, as a result of the time frames involved in such motions and appeals, the Boards of Directors of BFC and BBX Capital mutually agreed on December 15, 2014 to terminate the companies’ merger agreement.

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

During June 2014, the approximate $8.0 million of financing received by Renin from Wells Fargo as described in Note 15, together with pro-rata capital contributions to Renin from BBX Capital and BFC of $2,025,000 and $475,000, respectively, were utilized to repay in full the Renin Loan.

The following table presents information relating to the shared services arrangements between BFC, BBX Capital (including BankAtlantic until its sale in July 2012) and Bluegreen, and the information technology services and office facilities agreements between BFC and BBX Capital (including BankAtlantic until its sale in July 2012) for the years ended December 31, 2014, 2013 and 2012. All amounts were eliminated in consolidation (in thousands).

	For the Year Ended December 31, 2014
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$682	(229)	(453)
Facilities cost and information technology (2)	$(448)	448	-

	For the Year Ended December 31, 2013
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$501	(200)	(301)
Facilities cost and information technology (2)	$(431)	431	-

	For the Year Ended December 31, 2012
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$1,001	(623)	(378)
Facilities cost and information technology (3)	$(219)	188	31

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

3)

Prior to the completion of the BankAtlantic Sale in July 2012, as part of the shared service arrangements, BFC paid BankAtlantic and Bluegreen for office facilities utilized by BFC and its shared services operations.  BFC also paid BankAtlantic approximately $60,000 for information technology related services during the year ended December 31, 2012, pursuant to a separate agreement.

In June 2010, BBX Capital and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC received a monthly fee of $12,500 from each of BankAtlantic and BBX Capital and, if BFC’s efforts resulted in net recoveries of any non-performing loan or the sale of real estate owned, BFC received a fee equal to 1% of the net value recovered.  During the year ended December 31, 2012, BFC received an aggregate of $0.3 million of real estate advisory service fees under this agreement.

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

In prior periods, BBX Capital issued options to purchase shares of BBX Capital’s Class A Common Stock to employees of BFC.  Additionally, certain employees of BBX Capital have transferred to affiliate companies, and BBX Capital has elected, in accordance with the terms of BBX Capital’s stock option plans, not to cancel the stock options held by those former employees. BBX Capital from time to time also issues options and restricted stock awards to employees of BFC that perform services for BBX Capital.  Expenses relating to all options and restricted stock awards granted by BBX Capital to employees of BFC were approximately $19,000 for the year ended December 31, 2012.  The Company reimbursed BBX Capital for the full amount of these expenses.  There were no such related compensation expenses during the years ended December 31, 2013 or 2014.

Bluegreen paid a subsidiary of BFC approximately $0.6 million for each of the years ended December 31, 2014, 2013 and 2012 for a variety of management advisory services.  In addition, BFC had an agreement with Bluegreen relating to the engagement of different independent registered public accounting firms. Pursuant to this agreement, Bluegreen reimbursed BFC during the year ended December 31, 2012 approximately $0.4 million for fees paid by BFC to PricewaterhouseCoopers LLP, BFC’s independent registered public accounting firm, for services performed at Bluegreen as part of PricewaterhouseCoopers LLP’s annual audit of BFC’s consolidated financial statements.  This agreement was terminated in connection with Bluegreen’s decision during October 2012 to engage PricewaterhouseCoopers LLP to serve as its independent registered public accounting firm.

BFC held an investment in Benihana until August 2012, when Benihana was acquired by Safflower. In addition, Alan B. Levan and John E. Abdo served on Benihana’s Board of Directors until that time.  Beginning in 2009, Bluegreen entered into a land lease with Benihana, which constructed and operates a restaurant on one of Bluegreen’s resort properties.  Under the terms of the lease, Bluegreen receives payments from Benihana of approximately $0.1 million annually.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

25.    Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings per common share attributable to the Company for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	For the Years Ended December 31,
	2014	2013	2012
Basic earnings per common share
Numerator:
Income from continuing operations	$26,999	71,139	44,237
Less: Noncontrolling interests income
from continuing operations	13,455	41,717	23,626
Income to common shareholders	13,544	29,422	20,611
Preferred stock dividends	-	-	(188)
Decrease in equity due to the change in fair value of
shares subject to mandatory redemption (1)	-	-	(472)
Income from continuing operations
available to common shareholders	13,544	29,422	19,951

Income (loss) from discontinued operations	306	(382)	267,863
Less: Noncontrolling interest (loss) income
from discontinued operations	-	(23)	122,459
Income (loss) from discontinued operations
to common shareholders	306	(359)	145,404
Net income available to common
shareholders	$13,850	29,063	165,355

Denominator:
Basic weighted average number of
of common shares outstanding	84,502	83,202	77,142

Basic earnings per common share:
Earnings per share from continuing operations	$0.16	0.35	0.26
Earnings per share from discontinued operations	-	-	1.88
Basic earnings per share	$0.16	0.35	2.14

Diluted earnings per common share
Numerator:
Income from continuing operations
available to common shareholders	$13,544	29,422	19,951
Income (loss) from discontinued operations
to common shareholders	306	(359)	145,404
Net income available to common
shareholders	$13,850	29,063	165,355

Denominator:
Basic weighted average number of
common shares outstanding	84,502	83,202	77,142
Effect of dilutive stock options	259	1,422	1,945
Diluted weighted average number of
common shares outstanding	84,761	84,624	79,087

Diluted earnings per common share:
Earnings per share from continuing operations	$0.16	0.35	0.25
Earnings per share from discontinued operations	-	-	1.84
Diluted earnings per share	$0.16	0.35	2.09

(1)

In accordance with applicable accounting guidance, during the second quarter of 2012, BFC reclassified its 5% cumulative preferred stock as a liability due to an amendment to the rights and privileges of such stock which, among other things, requires BFC to redeem shares of the 5% cumulative preferred stock in future periods.  As a result of such reclassification, the difference between the fair value of the 5% cumulative preferred stock and its carrying amount was required to be recorded as an adjustment to additional paid-in capital, which was deducted from net earnings available to common shareholders in the calculation of earnings per share.  In connection with the reclassification of BFC's 5% cumulative preferred stock, earnings per share for the year ended December 31, 2012 was adjusted to reflect a decrease in equity of approximately $0.5 million.  See Note 20 for additional information relating to BFC's 5% cumulative preferred stock.

During each of the years ended December 31, 2014, 2013 and 2012, there were no options to acquire shares of common stock that were anti-dilutive.

26.    Selected Quarterly Results (Unaudited)

The following tables summarize the results of operations for each fiscal quarter during the years ended December 31, 2014 and 2013 (in thousands except for per share data):

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$150,410	173,036	185,215	163,525	672,186
Costs and expenses	135,788	147,668	167,647	160,912	612,015
	14,622	25,368	17,568	2,613	60,171
Equity in losses from unconsolidated affiliates	-	-	(171)	(402)	(573)
Other income	748	811	414	2,285	4,258
Income from continuing operations before income taxes	15,370	26,179	17,811	4,496	63,856
Less: provision for income taxes	8,782	11,447	11,136	5,492	36,857
Income from continuing operations	6,588	14,732	6,675	(996)	26,999
(Loss) income from discontinued operations, net of income tax	(46)	103	(2)	251	306
Net income	6,542	14,835	6,673	(745)	27,305
Less: Net income attributable to noncontrolling interests	3,406	5,575	2,845	1,629	13,455
Net income (loss) to common shareholders	3,136	9,260	3,828	(2,374)	13,850

Basic Earnings (Loss) per Common Share
Earnings (loss) per share from continuing operations	$0.04	0.11	0.05	(0.04)	0.16
Earnings (loss) per share from discontinued operations	-	-	-	-	-
Net earnings (loss) per common share	$0.04	0.11	0.05	(0.04)	0.16

Diluted Earnings (Loss) per Common Share
Earnings (loss) per share from continuing operations	$0.04	0.11	0.05	(0.04)	0.16
Earnings (loss) per share from discontinued operations	-	-	-	-	-
Net earnings (loss) earnings per common share	$0.04	0.11	0.05	(0.04)	0.16

Basic weighted average number of common shares outstanding	83,185	83,513	84,326	86,943	84,502

Diluted weighted average number of common and common equivalent shares outstanding	84,624	84,698	84,939	86,943	84,761

Amount attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$3,182	9,157	3,830	(2,625)	13,544
(Loss) income from discontinued operations	(46)	103	(2)	251	306
Net income available to common shareholders	$3,136	9,260	3,828	(2,374)	13,850

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$122,672	132,174	153,835	155,082	563,763
Costs and expenses	112,475	126,185	125,685	102,718	467,063
	10,197	5,989	28,150	52,364	96,700
Equity in earnings from unconsolidated affiliates	6	23	23	24	76
Other income (expense)	362	306	547	(483)	732
Income from continuing operations before income taxes	10,565	6,318	28,720	51,905	97,508
Less: provision for income taxes	7,577	5,540	11,552	1,700	26,369
Income from continuing operations	2,988	778	17,168	50,205	71,139
Loss from discontinued operations, net of income tax	(50)	(78)	(192)	(62)	(382)
Net income	2,938	700	16,976	50,143	70,757
Less: Net income attributable to noncontrolling interests	5,496	2,402	7,373	26,423	41,694
Net income to common shareholders	(2,558)	(1,702)	9,603	23,720	29,063

Basic (Loss) Earnings per Common Share
(Loss) earnings per share from continuing operations	$(0.03)	(0.02)	0.12	0.28	0.35
Earnings (loss) per share from discontinued operations	-	-	-	-	-
Net (loss) earnings per common share	$(0.03)	(0.02)	0.12	0.28	0.35

Diluted (Loss) Earnings per Common Share
(Loss) earnings per share from continuing operations	$(0.03)	(0.02)	0.12	0.28	0.35
Earnings (loss) per share from discontinued operations	-	-	-	-	-
Net (loss) earnings per common share	$(0.03)	(0.02)	0.12	0.28	0.35

Basic weighted average number of common shares outstanding	83,121	83,271	83,286	83,130	83,202

Diluted weighted average number of common and common equivalent shares outstanding	83,121	83,271	84,703	84,531	84,624

Amount attributable to common shareholders:
(Loss) income from continuing operations, net of tax	$(2,531)	(1,624)	9,795	23,782	29,422
Loss from discontinued operations	(27)	(78)	(192)	(62)	(359)
Net (loss) income available to common shareholders	$(2,558)	(1,702)	9,603	23,720	29,063

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management.  As of December 31, 2014, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all improper conduct.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any such design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  As of December 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Management has excluded Helen Grace Chocolates, Jer’s Chocolates and Anastasia Confections, Inc. from its assessment of internal controls over financial reporting as of December 31, 2014.  These businesses were acquired by BBX Capital during the third and fourth quarters of 2014 and management has not conducted an assessment of the acquired businesses’ internal control over financial reporting.  The excluded businesses’ total revenues represent approximately 1% of the Company’s consolidated total revenues for the year ended December 31, 2014 and their total assets represent less than 2% of the Company’s consolidated total assets as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014 as stated in its report which appears in this Annual Report on Form 10-K.  See Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

PART III

The following table sets forth, as of December 31, 2014, the information required by Item 12 of Part III of Form 10-K regarding awards previously granted and outstanding, and securities authorized for future issuance, under the Company’s equity compensation plans.

Number of
Securities
Remaining
Available for
Future Issuance
		Weighted-	Under Equity
	Number of Securities	Average	Compensation
	to be Issued	Exercise	Plans
	Upon Exercise	Price of	(Excluding
	of Outstanding	Outstanding	Outstanding
	Options,	Options,	Options,
	Warrants	Warrants	Warrants
Plan category	or Rights	or Rights	or Rights
Equity compensation plans
approved by security
holders	226,223	$ 0.41	1,424,959

Equity compensation plans
not approved by security
holders	-	-	-
Total	226,223	$ 0.41	1,424,959

The remaining information required by Items 10 through 14 of Part III of Form 10-K will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2015 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2014.  Alternatively, we may provide the information required by Items 10 through 14 of Part III of Form 10-K in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents Filed as Part of this Report:

(1)Financial Statements

The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.

Report of Independent Registered Certified Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2014 and 2013.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2014.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2014.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2014.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2014.

Notes to Consolidated Financial Statements.

(2)Financial Statement Schedules

Schedule III – Real estate and accumulated depreciation for BBX Capital

Schedule IV – Mortgage loans on real estate for BBX Capital

All other schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997
3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K, filed June 27, 2002
3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003
3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005
3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008

3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009
3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009
3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009
3.9	Amendment to the Amended and Restated Articles of Incorporation, effective December 19, 2013	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 23, 2013
3.10	Bylaws, as amended	Exhibit 3.1 of Registrant's Current Report on Form 8-K filed February 12, 2015
4.1	Specimen Class A Common Stock Certificate	Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed April 1, 2013
4.2	Specimen Class B Common Stock Certificate	Exhibit 4.2 of the Registrant's Annual Report on Form 10-K filed April 1, 2013
4.3	Rights Agreement dated as of September 21, 2009 by and between BFC Financial Corporation and American Stock Transfer and Trust Company, LLC as Rights Agent.	Exhibit 4.1 of Registrant’s Current Report on Form 8-K, filed September 25, 2009
10.1	BFC Financial Corporation 2014 Stock Incentive Plan	Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 30, 2014
10.2	BFC Financial Corporation 2005 Stock Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2012
10.3	BFC Financial Corporation Stock Option Plan	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 31, 1996
10.4	Employment agreement of Alan B. Levan	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.5	Employment agreement of John E. Abdo	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.6	Employment agreement of Seth M. Wise	Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.7	Employment agreement of John K. Grelle	Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.8	Employment agreement of Jarett S. Levan	Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.9

Indenture between BXG Receivables Note Trust 2012-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of August 15, 2012.

Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.10	Sale Agreement by and among BRFC 2012-A LLC as Depositor and BXG Receivables Note Trust 2012-A as Issuer dated as of August 15, 2012	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.11	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.12	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012.	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012

10.13

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

Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013
10.14	BXG Receivables Note Trust 2013-A, Standard Definitions	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.15

Indenture between BXG Receivables Note Trust 2013-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of September 15, 2013

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.16	Sale Agreement by and among BRFC 2013-A LLC, as Depositor, and BXG Receivables Note Trust 2013-A, as Issuer, dated as of September 15, 2013	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.17	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2013-A LLC, as Depositor, dated as of September 15, 2013	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.18	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2013-A LLC as Depositor, dated as of September 15, 2013	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.19	Amended and Restated Purchase and Contribution Agreement, dated as of December 1, 2013, by and among Bluegreen Corporation and Bluegreen Timeshare Finance Corporation I	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.20	Amended and Restated Sale Agreement, dated as of December 1, 2013, by and among Bluegreen Timeshare Finance Corporation I and BXG Timeshare Trust I	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on December 23, 2013
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

Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.23	Amended and Restated Trust Agreement, dated as of December 17, 2013, by and among Bluegreen Timeshare Finance Corporation I, GSS Holdings, Inc., and Wilmington Trust Company	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.24	Sixth Amended and Restated Standard Definitions	Exhibit 10.6 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.25	Credit Agreement dated November 5, 2014, among Bluegreen Corporation, as Borrower, Fifth Third Bank, as Administrative Agent and L/C Issuer, and Guarantors and Lenders party thereto	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on November 10, 2014

10.26

Indenture, dated as of January 15, 2015, between BXG Receivables Note Trust 2015-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.27	Sale Agreement, dated as of January 15, 2015, by and among BRFC 2015-A LLC, as Depositor, and BXG Receivables Note Trust 2015-A, as Issuer	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.28	Transfer Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2015-A LLC, as Depositor	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.29	Purchase and Contribution Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, as Seller, and BRFC 2015-A LLC, as Depositor	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.30	BXG Receivables Note Trust 2015-A, Standard Definitions	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.31	Purchase Agreement, dated as of April 2, 2013, by and among Woodbridge Holdings, LLC, BBX Capital Corporation and BFC Financial Corporation	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on April 5, 2013
10.32	Amended and Restated Operating Agreement of Woodbridge Holdings, LLC, dated April 2, 2013	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on April 5, 2013
12.1	Ratio of Earnings to Fixed Charges	Filed with this Report
21.1	Subsidiaries of the Registrant	Filed with this Report
23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	Filed with this Report
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this Report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this Report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this Report
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed with this Report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this Report

Schedule III – Real Estate Investments and Accumulated Depreciation

BBX Capital Corporation

As of December 31, 2014

(Dollars in thousands)

	Initial Costs		Capitalized Costs						Depreciable
		Building and	Subsequent to		Total	Accumulated	Year of	Foreclosure	Lives
Property (1)(2)	Land	Improvements	Acquisition	Other	Cost (3)	Depreciation	Construction	Month/Year	(Years)
Villa San Michele	$880	5,260	-	-	6,140	45	2008	9/2013	40
Eagles Point	885	7,515	-	-	8,400	50	1983	1/2013	40
RoboVault	1,590	6,310	-	-	7,900	535	2009	4/2013	40
Total	$3,355	19,085	-	-	22,440	630

(1)	The Villa San Michele and Eagles Point properties are student apartments located in Tallahassee, Florida. The RoboVault property is a public storage facility located in Fort Lauderdale, Florida.

(2)

BBX Capital recognized impairments on the Villa San Michele and Eagles Point properties of $5.4 million and $2.6 million, respectively.  The properties were evaluated for impairment during the year ended December 31, 2014 due to a decline in occupancy rates and rents per unit.

(3)	The aggregate cost for federal income tax purposes is $30.6 million.

The following table presents the changes in BBX Capital’s real estate investments for the year ended December 31, 2014:

	Total	Accumulated
(in thousands)	Costs	Depreciation
Balance at December 31, 2013	$19,086	229
Acquisition through foreclosures	11,562	-
Other acquisitions	-	-
Improvements	-	-
Depreciation	(203)	401
Impairments	(8,005)	-
Cost of real estate sold	-	-
Balance at December 31, 2014	$22,440	630

Schedule IV – Mortgage Loans on Real Estate

BBX Capital Corporation

As of December 31, 2014

(Dollars in thousands)

								Principal
								Amount of
								Loans Subject
Number			Final	Periodic		Face	Carrying	to Delinquent
of		Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal
Loans	Description	Rate (1)	Date (2)	Terms	Liens	Loans	Loans (3)	or Interest

136	First-lien 1-4 Family (4)	5.69%	3/3/2034	Monthly	$-	43,308	27,330	35,694

34	Second lien -Consumer	3.73%	8/31/2015	Monthly	5,545	3,868	2,306	2,990

55	Second lien -Consumer held-for-investment	3.17%	11/18/2016	Monthly	10,717	5,376	2,351	75

28	Small Business Real Estate	6.61%	1/15/2021	Monthly	-	6,074	5,053	236

5	Commercial Real Estate held-for-investment	11.88%	8/25/2015	Monthly	-	8,604	3,479	1,473

	Large Balance Commercial Real Estate Loans
1	Land	5.00%	9/30/2015	Monthly	-	1,963	1,963	-
1	Retail	7.00%	6/20/2018	Monthly	-	2,112	2,113	-
1	Shopping Center	7.00%	9/1/2015	Monthly	-	2,180	2,180	-
1	Marina	1.91%	1/1/2018	Monthly	-	4,750	2,393	-
1	Apartment building	5.00%	6/1/2017	Monthly	-	8,698	4,098	-
1	Residential	5.75%	5/1/2016	Monthly	753	3,979	3,979	-
1	Land	4.00%	12/31/2016	Maturity	-	3,985	3,985	-
	Total Mortgage Loans				$17,462	94,897	61,230	40,468

*   HFI – Held-for-investment

(1)  Represents weighted average interest rates for mortgage loans grouped by category when there is more than one loan in the category.

(2)  Represents weighted average maturity dates for mortgage loans grouped by category when there is more than one loan in the category.

(3)  The aggregate cost for federal income tax purposes was $64.4 million.

(4)  The Company does not own the servicing on these loans.

The following table presents the changes in the Company’s mortgage loans for the year ended December 31, 2014 (in thousands):

Balance at December 31, 2013	$122,414
Advances on existing mortgages	650
Collections of principal	(31,581)
Foreclosures	(21,364)
Costs of mortgages sold	(8,889)
Balance at December 31, 2014	$61,230

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                             BFC FINANCIAL CORPORATION

March 16, 2015By: /s/ Alan B. Levan

      Alan B. Levan, Chairman of the Board,

      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 16, 2015
Alan B. Levan	Chairman of the Board, President and Chief Executive
Officer

/s/ John E. Abdo		March 16, 2015
John E. Abdo	Vice Chairman of the Board

/s/ Seth M. Wise		March 16, 2015
Seth M. Wise	Executive Vice President and Director

/s/ Jarett Levan		March 16, 2015
Jarett Levan	Executive Vice President and Director

/s/ John K. Grelle		March 16, 2015
John K. Grelle	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

/s/ Darwin Dornbush		March 16, 2015
Darwin Dornbush	Director

/s/ Oscar J. Holzmann		March 16, 2015
Oscar J. Holzmann	Director

/s/ Alan Levy		March 16, 2015
Alan Levy	Director

/s/ Joel Levy		March 16, 2015
Joel Levy	Director

/s/ William Nicholson		March 16, 2015
William Nicholson	Director

/s/ Neil A. Sterling		March 16, 2015
Neil A. Sterling	Director