Form 10-Q
period 2015-03-31
BFC FINANCIAL CORP
filed 2015-05-08
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2015

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2015 is as follows:

Class A Common Stock of $.01 par value,  76,953,106 shares outstanding.
Class B Common Stock of $.01 par value, 10,132,184 shares outstanding.

1

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and interest bearing deposits in banks ($2,738 in 2015 and $4,993 in 2014
held by variable interest entities ("VIEs"))	$253,158	279,437
Restricted cash ($41,172 in 2015 and $31,554 in 2014 held by VIEs)	73,029	54,620
Loans held for sale (held by VIEs)	32,072	35,423
Loans receivable, net of allowance for loan losses of $381 in 2015 and $977 in 2014
(including $18,740, net of $381 allowance in 2015 and $18,972, net of $977
allowance in 2014 held by VIEs)	26,582	26,844
Notes receivable, including net securitized notes held by VIEs of $301,430 in 2015
and $293,950 in 2014, net of allowance of $100,851 in 2015 and $102,566 in 2014	410,904	424,267
Inventory	219,185	209,893
Real estate held for investment ($19,346 in 2015 and $19,156 in 2014 held by VIEs)	83,335	75,590
Real estate held for sale ($13,059 in 2015 and $13,745 in 2014 held by VIEs)	39,763	41,733
Investments in unconsolidated real estate joint ventures	15,807	16,065
Properties and equipment, net ($8,439 in 2015 and $8,350 in 2014 held by VIEs)	89,521	90,013
Goodwill and intangible assets, net	77,809	79,730
Other assets ($1,512 in 2015 and $1,017 in 2014 held by VIEs)	97,440	77,681
Total assets	$1,418,605	1,411,296

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC (held by VIEs)	$6,132	12,348
Receivable-backed notes payable - recourse	61,780	92,129
Receivable-backed notes payable - non-recourse (held by VIEs)	360,824	320,275
Notes and mortgage notes payable and other borrowings	98,154	107,984
Junior subordinated debentures	150,675	150,038
Deferred income taxes	101,216	92,609
Shares subject to mandatory redemption	12,807	12,714
Other liabilities ($12,344 in 2015 and $12,602 in 2014 held by VIEs)	172,721	176,493
Total liabilities	964,309	964,590

Commitments and contingencies (See Note 12)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 73,282,734 in 2015 and 73,307,012 in 2014	733	733
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 10,132,184 in 2015 and 10,168,105 in 2014	101	102
Additional paid-in capital	143,761	142,058
Accumulated earnings	111,546	109,660
Accumulated other comprehensive income	420	353
Total BFC Financial Corporation ("BFC") equity	256,561	252,906
Noncontrolling interests	197,735	193,800
Total equity	454,296	446,706
Total liabilities and equity	$1,418,605	1,411,296

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
Revenues
Sales of VOIs	$53,182	60,244
Sales, other	19,535	16,555
Interest income	19,566	22,201
Fee-based sales commission	32,600	27,115
Other fee-based services revenue	23,753	21,925
Other revenue	1,257	2,370
Total revenues	149,893	150,410

Costs and Expenses
Cost of sales of VOIs	4,866	7,048
Cost of sales, other	13,835	12,101
Cost of other fee-based services	14,801	13,551
Interest expense	10,656	12,677
Reversals of loan losses	(3,821)	(1,248)
(Loss recoveries) impairments of assets, net	(1,063)	1,319
Selling, general and administrative expenses	97,782	90,340
Total costs and expenses	137,056	135,788

Equity losses in unconsolidated real estate joint ventures	(304)	(6)
Other income	1,248	680
Income from continuing operations before income taxes	13,781	15,296
Less: Provision for income taxes	8,609	8,754
Net income	5,172	6,542
Less: Net income attributable to noncontrolling interests	3,286	3,406
Net income attributable to BFC	$1,886	3,136

		CONTINUED

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the three Months Ended March 31,
	2015	2014
Basic and Diluted Earnings Per Common Share
Attributable to BFC (Note 16):
Basic Earnings Per Common Share
Earnings per share from continuing operations	$0.02	0.04
Earnings per share from discontinued operations	-	-
Net earnings per common share	$0.02	0.04

Diluted Earnings Per Common Share
Earnings per share from continuing operations	$0.02	0.04
Earnings per share from discontinued operations	-	-
Net earnings per common share	$0.02	0.04

Basic weighted average number of
common shares outstanding	87,136	83,185

Diluted weighted average number of common
and common equivalent shares outstanding	87,332	84,624

Amounts attributable to BFC common shareholders:
Net income available to common shareholders	$1,886	3,136

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Comprehensive Income - Unaudited
(In thousands)

	For the three Months Ended March 31,
	2015	2014
Net income	$5,172	6,542

Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale, net of tax	(13)	12

Unrealized gains from foreign currency translation	132	29

Other comprehensive income, net of tax	$119	41

Comprehensive income, net of tax	5,291	6,583
Less: Comprehensive income attributable
to noncontrolling interests	3,338	3,418
Total comprehensive income attributable to BFC	$1,953	3,165

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended March 31, 2015 and 2014
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2013	71,265	7,337	$713	73	142,585	95,810	240	239,421	182,975	422,396
Net income	-	-	-	-	-	3,136	-	3,136	3,406	6,542
Other comprehensive income	-	-	-	-	-	-	29	29	12	41
Subsidiaries' capital transactions attributable to noncontrolling interest	-	-	-	-	-	-	-	-	732	732
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(43)	(43)
Subsidiaries' capital transactions attributable to BFC	-	-	-	-	123	-	-	123	-	123
Conversion of Common Stock from Class B to Class A	25	(25)	-	-	-	-	-	-	-	-
Issuance of Common Stock from exercise of options	29	6	-	-	14	-	-	14	-	14
Share-based compensation	-	-	-	-	371	-	-	371	-	371
Balance, March 31, 2014	71,319	7,318	$713	73	143,093	98,946	269	243,094	187,082	430,176

Balance, December 31, 2014	73,307	10,168	$733	102	142,058	109,660	353	252,906	193,800	446,706
Net income	-	-	-	-	-	1,886	-	1,886	3,286	5,172
Other comprehensive income	-	-	-	-	-	-	67	67	52	119
Subsidiaries' capital transactions attributable to noncontrolling interest	-	-	-	-	-	-	-	-	597	597
Subsidiaries' capital transactions attributable to BFC	-	-	-	-	634	-	-	634	-	634
Conversion of Common Stock from Class B to Class A	36	(36)	-	-	-	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(60)	-	-	(1)	(173)	-	-	(174)	-	(174)
Share-based compensation	-	-	-	-	1,242	-	-	1,242	-	1,242
Balance, March 31, 2015	73,283	10,132	$733	101	143,761	111,546	420	256,561	197,735	454,296

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(5,034)	381

Investing activities:
Increase in restricted cash and time deposits at financial institutions	(2,645)	-
Proceeds from redemption of tax certificates	96	321
Purchase of securities available for sale	(5)	-
Distributions from unconsolidated affiliates	-	215
Investments in unconsolidated real estate joint ventures	(68)	(72)
Repayment of loans receivable, net	6,658	5,605
Proceeds from the sale of loans receivable	89	-
Proceeds from sales of real estate held-for-sale	2,866	4,852
Proceeds from contribution of real estate to joint ventures	-	2,880
Additions to real estate held-for-investment	(7,024)	(193)
Purchases of property and equipment	(2,649)	(5,045)
Proceeds from the sale of property and equipment	247	-
Cash paid for acquisitions, net of cash received	-	(1,900)
Net cash (used in) provided by investing activities	$(2,435)	6,663

Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	(6,216)	(14,013)
Repayments of notes, mortgage notes payable and other borrowings	(53,890)	(39,214)
Proceeds from notes, mortgage notes payable and other borrowings	43,680	20,268
Payments for debt issuance costs	(2,210)	(263)
Proceeds from the exercise of BFC stock options	-	14
Retirement of Class A common stock	(174)	-
Distributions to non-controlling interest	-	(43)
Net cash used in financing activities	$(18,810)	(33,251)

Decrease in cash and cash equivalents	(26,279)	(26,207)
Cash and cash equivalents at beginning of period	279,437	217,636
Cash and cash equivalents at end of period	$253,158	191,429

		CONTINUED

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2015	2014

Supplemental cash flow information:
Interest paid on borrowings and deposits	$9,038	11,353
Income taxes paid	2,122	4,176
Income tax refunded	(356)	(77)

Supplementary disclosure of non-cash investing and financing activities:
Restricted cash received on securitization, pending
provision of additional collateral	$10,066	-
Loans and tax certificates transferred to real estate
held-for-sale or real estate held-for-investment	2,156	12,406
Real estate held-for-investment transferred to investment
in joint ventures	-	1,920
Real estate held-for-investment transferred to real
estate held-for-sale	1,027	-
Increase in BFC accumulated other comprehensive
income, net of taxes	67	29
Net increase in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	634	123

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation

Notes to Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the consolidated financial condition of BFC at March 31, 2015; the consolidated results of operations and comprehensive income of BFC for the three months ended March 31, 2015 and 2014; changes in consolidated equity of BFC for the three months ended March 31, 2015 and 2014; and the consolidated cash flows of BFC for the three months ended March 31, 2015 and 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future period.  These unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).  All significant inter-company balances and transactions have been eliminated in consolidation.  As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

BFC is a Florida-based holding company whose principal holdings include an approximately 81% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”). Woodbridge owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures, and investments in middle market operating businesses.  BBX Capital holds the remaining 46% equity interest in Woodbridge.  BFC also holds interests in other investments and subsidiaries as described herein.  BFC’s 81% equity interest in BBX Capital includes 4,771,221 shares of BBX Capital’s Class A Common Stock purchased by BFC during April 2015 pursuant to the tender offer described below. Prior to the acquisition of these shares, as of March 31, 2015, BFC had an approximately 51% equity interest in BBX Capital.  The Company currently reports the results of its continuing operations through two reportable segments:  Bluegreen and BBX Capital.

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

Strategic Transactions and Other Recent Events

Tender Offer for Shares of BBX Capital’s Class A Common Stock

On April 30, 2015, the Company completed a cash tender offer pursuant to which it purchased from the shareholders of BBX Capital a total of 4,771,221 shares of BBX Capital’s Class A Common Stock at a purchase price of $20.00 per share, for an aggregate purchase price of approximately $95.4 million.  Prior to the tender offer, the Company owned approximately 51% of the issued and outstanding shares of BBX Capital’s Class A Common Stock and all of the issued and outstanding shares of BBX Capital’s Class B Common Stock, collectively representing an approximately 51% equity interest and 74% voting interest in BBX Capital. As a result of the closing of the tender offer, the Company currently owns approximately 81% of the issued and outstanding shares of BBX Capital’s Class A Common Stock, which together with the shares of BBX Capital’s Class B Common Stock owned by the Company, represents an approximately 81% equity interest and 90% voting interest in BBX Capital.

On April 17, 2015, BFC entered into a Loan Agreement and Promissory Note with Bluegreen Specialty Finance, LLC, a wholly owned subsidiary of Bluegreen (“BSF”), pursuant to which BSF provided an $80 million loan to BFC.  BFC used the proceeds of the loan and approximately $15.4 million in cash on hand to fund the purchase of shares in the tender offer. Amounts outstanding on the loan bear interest at a rate of 10% per annum.  Payments of interest only are required on a quarterly basis, with all outstanding amounts due and payable at the end of five years.  BFC is permitted to prepay the loan in whole or in part at any time, and prepayments are required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness.

Termination of BFC-BBX Capital Merger Agreement

During May 2013, BFC and BBX Capital entered into a merger agreement which provided for BBX Capital to be merged into and become a wholly owned subsidiary of BFC.   The merger agreement was terminated during December 2014 as a result of the inability to obtain the listing of BFC’s Class A Common Stock on a national securities exchange, which was a condition to closing the merger.

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During the first quarter of 2015 and the year ended December 31, 2014, BBX Capital paid to Woodbridge a total of approximately $147,000 and $587,000, respectively, of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During April 2015, Bluegreen paid a total of $14.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $13.4 million, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge. During 2014, Bluegreen paid cash dividends totaling $71.5 million to Woodbridge, and Woodbridge declared and paid cash dividends totaling $69.1 million, which was allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized in connection with the funding of the $149.2 million merger consideration indicated above. See Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding the 2013 Notes Payable.

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

BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates, and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BankAtlantic Sale, BBX Capital transferred 95% of the outstanding preferred membership interests in FAR to BB&T in connection with BB&T’s assumption of BBX Capital’s then-outstanding approximately $285 million of TruPS obligations, with BBX Capital continuing to hold the remaining 5% of FAR’s preferred membership interests. BB&T was entitled to hold its 95% preferred interest in the net cash flows of FAR until it recovered $285 million in preference amount plus a priority return of LIBOR + 2.00% per annum on any unpaid preference amount. Upon payment in full, BB&T’s interest in FAR would terminate, with BBX Capital becoming the 100% owner of FAR.  BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  At March 31, 2015, BB&T’s preferred interest in FAR was approximately $6.1 million.  On May 6, 2015, BB&T’s preferred interest in FAR was paid in full and redeemed, and BBX Capital now owns 100% of FAR.

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

2.    Liquidity

BFC

As of March 31, 2015 and December 31, 2014, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $26.8 million and $34.7 million, respectively.

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

We expect to use our available cash to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group.  During April 2015, we used approximately $15.4 million of cash, together with the proceeds of an $80 million loan provided by a subsidiary of Bluegreen, to purchase an additional 30% of BBX Capital’s Class A Common Stock.  Available funds may also be used to invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and/or repurchase shares of our common stock pursuant to our share repurchase program.  On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors considered by management.  There were no shares repurchased under the share repurchase program during the three months ended March 31, 2015 or the year ended December 31, 2014.

BFC has not received cash dividends from BBX Capital since March 2009. Prior to its deregistration as a savings and loan holding company during July 2012, BBX Capital’s payment of dividends was subject to the oversight of the Federal Reserve.  In addition, prior to its sale of BankAtlantic during July 2012, BBX Capital was restricted from paying dividends pursuant to the terms of the indentures governing its outstanding TruPs.  While these restrictions no longer apply, BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE. Decisions with respect to future dividend payments by BBX Capital will depend on the financial condition of BBX Capital and other factors deemed relevant by its Board of Directors.

Dividends from Bluegreen will be dependent on and subject to Bluegreen’s results of operations, available cash and business as well as the outcome of legal proceedings against Bluegreen. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. Additionally, in April 2015, BFC borrowed $80 million from a wholly owned subsidiary of Bluegreen to finance the purchase of 4,771,221 shares of BBX Capital’s Class A Common Stock in BFC’s recently completed tender offer. Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC.  BBX Capital and BFC own 46% and 54%, respectively, of Woodbridge.  During April 2015, Bluegreen paid a total of $14.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends of approximately $13.4 million, which were allocated pro-rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($7.2 million to BFC and $6.2 million to BBX Capital). During 2014, Bluegreen paid a total of $71.5 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends of approximately $69.1 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($37.3 million to BFC and $31.8 million to BBX Capital).

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

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately $0.1 million and $0.6 million at March 31, 2015 and December 31, 2014, respectively.  Woodbridge’s principal sources of liquidity are its cash holdings and dividend distributions received from Bluegreen, as described above.

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

Bluegreen

Bluegreen had cash and cash equivalents totaling $186.1 million and $185.2 million at March 31, 2015 and December 31, 2014, respectively.  As described above, BSF, a wholly owned subsidiary of Bluegreen, provided an $80 million loan to BFC during April 2015 in connection with the financing of the tender offer.  Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities, interest on its loan to BFC and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities it may put in place will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, for the foreseeable future. Subject to the successful implementation of ongoing strategic initiatives and the availability of credit, Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities.  Any debt incurred or issued by Bluegreen may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require.  Bluegreen’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations.  To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

BBX Capital

BBX Capital had cash of $36.1 million at March 31, 2015, which does not include $2.7 million, $0 and $2.1 million of cash held in FAR, Renin and BBX Sweet Holdings, respectively. BBX Capital had cash of $45.9 million at December 31, 2014, which does not include $5.0 million, $0.8 million and $1.5 million of cash held in FAR, Renin and BBX Sweet Holdings, respectively. BBX Capital’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, sales of real estate, income from income producing real estate, and distributions received from FAR and Woodbridge. While FAR is consolidated in BFC and BBX Capital’s financial statements, the cash held in FAR and generated by its assets was used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return to BB&T and will generally not be available for distribution to BBX Capital, until the BB&T preferred membership interest is repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $6.1 million at March 31, 2015 but was redeemed in full on May 6, 2015.  As a result of the redemption, BBX Capital owns 100% of FAR.  On May 6, 2015, the two Board members designated by BB&T resigned in connection with the redemption of BB&T’s preferred interest in FAR.  See also the discussion under “BFC” above regarding dividends from Bluegreen and Woodbridge, including restrictions relating thereto. BBX Capital does not expect its investments in Renin or BBX

Sweet Holdings to be a source of liquidity for the foreseeable future.  Based on current and expected liquidity needs and sources, BBX Capital expects to be able to meet its liquidity needs over the next twelve months.

3.    Fair Value Measurement

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of March 31, 2015 or December 31, 2014.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2015 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	March 31, 2015
Loans measured for impairment
using the fair value of the
underlying collateral	$110	-	-	110	117
Impaired real estate held-for-sale
and held-for-investment	1,631	-	-	1,631	372
Total	$1,741	-	-	1,741	489

(1)	Total impairments represent the amount of losses recognized during the three months ended March 31, 2015 on assets that were held and measured at fair value as of March 31, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis as of March 31, 2015 is as follows (Fair Value in thousands):

As of March 31, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment
using the fair value of the		Fair Value of	Discounted Rates and Appraised
underlying collateral	$110	Collateral	Value less Cost to Sell	$0.3 million
Impaired real estate held-for-sale		Fair Value of	Discounted Rates and Appraised
and held-for-investment	1,631	Property	Value less Cost to Sell	$0.2 - $1.0 million ($0.6 million)
Total	$1,741

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	March 31, 2014
Loans measured for impairment
using the fair value of the
underlying collateral	$57	-	-	57	32
Impaired real estate held-for-sale
and held-for-investment	10,541	-	-	10,541	2,321
Impaired loans held for sale	5,607	-	-	5,607	305
Total	$16,205	-	-	16,205	2,658

(1)	Total impairments represent the amount of losses recognized during the three months ended March 31, 2014 on assets that were held and measured at fair value as of March 31, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis as of March 31, 2014 was as follows (Fair Value in thousands):

As of March 31, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment
using the fair value of the		Fair Value of	Discounted Rates and Appraised
underlying collateral	$57	Collateral	Value less Cost to Sell	$0.1 - $0.2 million ($0.2 million)
Impaired real estate held-for-sale		Fair Value of	Discounted Rates and Appraised
and held-for-investment	10,541	Property	Value less Cost to Sell	$0.1 - $9.0 million ($2.2 million)
		Fair Value of
Impaired loans held for sale	5,607	Collateral	Appraisal	$0.1 - $0.7 million ($0.1 million)
Total	$16,205

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no significant liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of March 31, 2015 or December 31, 2014.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at March 31, 2015 and December 31, 2014 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	March 31,	March 31,	Assets	Inputs	Inputs
	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-
for-sale, net	$58,654	75,782	-	-	75,782
Notes receivable, net	410,904	505,000	-	-	505,000
Notes receivable from preferred shareholders (1)	5,063	4,400	-	-	4,400

Financial liabilities:
Receivable-backed notes payable	$422,604	426,300	-	-	426,300
Notes and mortgage notes payable and
other borrowings	98,154	99,886	-	-	99,886
BB&T preferred interest in FAR	6,132	6,139	-	-	6,139
Junior subordinated debentures	150,675	166,500	-	-	166,500
Shares subject to mandatory redemption	12,807	12,215	-	-	12,215

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-
for-sale, net	$62,267	73,423	-	-	73,423
Notes receivable, net	424,267	520,000	-	-	520,000
Notes receivable from preferred shareholders (1)	5,000	4,400	-	-	4,400

Financial liabilities:
Receivable-backed notes payable	$412,404	411,400	-	-	411,400
Notes and mortgage notes payable and
other borrowings	107,984	108,828	-	-	108,828
BB&T preferred interest in FAR	12,348	12,383	-	-	12,383
Junior subordinated debentures	150,038	134,500	-	-	134,500
Shares subject to mandatory redemption	12,714	12,215	-	-	12,215

(1)	Notes receivable from preferred shareholders is included in other assets on BFC’s statements of financial condition as of March 31, 2015 and December 31, 2014.

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

With each securitization, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of March 31, 2015, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest or, in certain facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage notes receivable.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the three months ended March 31, 2015 and 2014 were $1.1 million and $1.9 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the associated notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of the consolidated VIEs of Bluegreen included in the consolidated statements of financial condition is set forth below (in thousands):

	March 31,	December 31,
	2015	2014
Restricted cash	$40,922	$31,554
Securitized notes receivable, net	301,430	293,950
Receivable backed notes payable - non-recourse	360,824	320,275

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

BBX Capital

FAR

BB&T’s preferred equity interest in FAR entitled it to a  $285 million preference amount plus the related priority return.  Pursuant to the amended and restated limited liability company operating agreement, FAR was required to make quarterly distributions, or more frequent distributions as approved by FAR’s Board of Managers, of excess cash flows from its operations and the orderly disposition of its assets to redeem the preferred membership interests in FAR.  As such, the Class A units, which represented the preferred interest in FAR, were considered mandatorily redeemable and are reflected as debt obligations in the consolidated statements of financial condition and the priority return is considered interest expense in the consolidated statements of operations. On May 6, 2015, BB&T’s preferred interest in FAR was paid in full and thereby redeemed.

The activities of FAR are governed by the amended and restated limited liability company operating agreement, which grants the Board of Managers management authority over FAR, which previously included two members elected by BB&T.  On May 6, 2015, the two Board members designated by BB&T resigned in connection with the redemption of BB&T’s preferred interest in FAR.

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in BFC’s consolidated statements of financial condition was as follows (in thousands):

	March 31,	December 31,
	2015	2014
Cash and interest bearing deposits in banks	$2,650	4,976
Restricted cash	250	-
Loans held-for-sale	32,072	35,423
Loans receivable, net	18,740	18,972
Real estate held-for-investment	18,503	18,340
Real estate held-for-sale	13,059	13,745
Properties and equipment, net	8,439	8,350
Other assets	1,126	638
Total assets	$94,839	100,444
BB&T preferred interest in FAR, LLC	$6,132	12,348
Other liabilities	12,202	12,486
Total liabilities	$18,334	24,834

Prior to the repayment of BB&T’s preference amount, the proceeds from the monetization of FAR’s assets were restricted to payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interests.  FAR finances its activities through revenues from principal and interest payments received and the monetization of its assets.

JRG / BBX Development, LLC (“North Flagler”)

In October 2013, an indirect wholly-owned subsidiary of BBX Capital entered into the North Flagler joint venture with JRG USA and in connection with the formation of the joint venture JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre real estate parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida and BBX Capital invested $0.5 million of cash.  During 2015, the joint venture was successful in its efforts to amend the current zoning designation and the parcel’s residential height restrictions were changed from allowing up to 4 stories in building height to 15  stories.  BBX Capital is entitled to receive 80% of any joint venture distributions until BBX Capital recovers its capital investment and then will be entitled to receive 70% of any joint venture distributions thereafter.  BBX Capital’s indirect wholly-owned subsidiary is the managing member and has control of all aspects of the operations of the joint venture.

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

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in the statement of financial condition was as follows (in thousands):

	March 31,	December 31,
	2015	2014
Cash and interest bearing deposits in banks	$88	17
Real estate held-for-investment	843	816
Other assets	386	379
Total assets	$1,317	1,212
Other liabilities	$142	116
Noncontrolling interest	$132	132

BBX Capital’s maximum loss exposure in North Flagler if all of the North Flagler’s assets were deemed worthless would have been $1.0 million as of March 31, 2015.

5.     Investments in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	March 31,	December 31,
	2015	2014
Altis at Kendall Square, LLC	$1,230	1,264
Altis at Lakeline - Austin Investors LLC	5,000	5,000
New Urban/BBX Development, LLC	968	996
Sunrise and Bayview Partners, LLC	1,676	1,723
Hialeah Communities, LLC	4,988	5,091
PGA Design Center Holdings, LLC	1,945	1,991
Investments in unconsolidated real estate joint ventures	$15,807	16,065

Changes to BBX Capital’s investments in unconsolidated real estate joint ventures since January 1, 2015 include:

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

In April 2014, the joint venture obtained an acquisition, development and construction loan from a financial institution and BBX Capital and New Urban Communities each contributed $692,000 to the joint venture as a capital contribution. The joint venture purchased the two acre site from BBX Capital for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The promissory note bears interest at 8% per annum and is subordinated to the financial institution’s acquisition, development and construction loan.  BBX Capital recorded a deferred gain of $1.1 million included in other liabilities in the statement of financial condition as of March 31, 2015 and December 31, 2014 on the sale of the vacant land to the joint venture.  The sale of appreciated property to the joint venture resulted in a joint venture basis difference as BBX Capital’s carrying value of the land was $1.1 million lower than the fair value.  BBX Capital accounted for the sale of the vacant land to the joint venture using the cost recovery method.  During the three months ended March 31, 2015, BBX Capital increased by $11,000  the joint venture basis adjustment for the capitalization of interest expense on its average carrying value of investments and advances to the joint venture for the period. BBX Capital will recognize the deferred gain a the principal balance of the note receivable is paid.  BBX Capital will recognize the joint venture basis adjustment as joint venture equity earnings as the single-family units are sold by the joint venture.

Hialeah Communities, LLC

In July 2014, BBX Capital entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah, Florida.  BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, BBX Capital received $2.2 million in cash and a joint venture interest with an agreed upon assigned initial capital contribution value of $4.9 million.  BBX Capital is entitled to receive 57% of any the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter will be shared 45% by BBX Capital and 55% by CC Bonterra.  BBX Capital contributes 57% of the capital and remained liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture.  The transfer of the land to the joint venture as an initial capital contribution resulted in a deferred gain of $1.6 million included in other liabilities in the statement of financial condition as of March 31, 2015 and December 31, 2014 and a joint venture adjustment of $2.1 million.  BBX Capital determined that the transfer of the land to the joint venture should be accounted for on the cost recovery method. During the three months ended March 31, 2015, BBX Capital recognized an increase of $57,000 in joint venture basis adjustment for the capitalization of interest expense on its average joint venture carrying value for the period. The deferred gain of $1.6 million will be recognized upon the repayment of the principal balance of the $8.3 million mortgage.  BBX Capital will recognize the joint venture basis adjustment as joint venture equity earnings as single-family units are sold by the joint venture.

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

In March 2015, the joint venture refinanced the $8.3 million mortgage loan with proceeds from a $31.0 million acquisition and development loan.  BBX Capital is a guarantor of 26.3% of the joint venture’s $31.0 million acquisition and development loan.

The condensed statements of operations for the three months ended March 31, 2015 and 2014 for the above equity method joint ventures in the aggregate was as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Total revenues	$379	75
Total costs and expenses	(1,071)	(89)
Net loss	$(692)	(14)

See Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information with respect to BBX Capital’s investments in unconsolidated real estate joint ventures.

6.  BBX Capital’s Loans Held-For-Sale

BBX Capital’s loans-held-for-sale are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Residential	$24,334	27,331
Second-lien consumer	2,468	2,351
Small business	5,270	5,741
Total loans held-for-sale	$32,072	35,423

Loans held-for-sale are reported at the lower of cost or fair value.  BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  BBX Capital sold residential loans and first-lien consumer loans in July 2014 and is currently seeking buyers for its loans held-for-sale portfolio.  BBX Capital transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  All loans held-for-sale at March 31, 2015 and December 31, 2014 were owned by FAR.

During the three months ended March 31, 2015, BBX Capital sold two charged off loans.  These sales resulted in the recognition of an aggregate gain of $89,000.

As of March 31, 2015, foreclosure proceedings were in process on $16.2 million of BBX Capital’s residential loans held-for-sale.

7.    BBX Capital’s Loans Receivable

BBX Capital’s loan’s receivable portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Commercial non-real estate	$1,308	1,326
Commercial real estate	24,069	24,189
Consumer	1,586	2,306
Residential	-	-
Total gross loans	26,963	27,821
Allowance for loan losses	(381)	(977)
Loans receivable -- net	$26,582	26,844

As of March 31, 2015, foreclosure proceedings were in process relating to approximately $1.2 million of BBX Capital’s consumer loans.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was as follows (in thousands):

	March 31,	December 31,
Loan Class	2015	2014
Commercial non-real estate	$1,308	1,326
Commercial real estate	14,464	14,464
Consumer	1,497	1,990
Residential	-	-
Total nonaccrual loans	$17,269	17,780

An age analysis of the past due recorded investment in BBX Capital’s loans receivable as of March 31, 2015 and December 31, 2014 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
March 31, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	978	1,308
Commercial real estate	-	-	5,458	5,458	18,611	24,069
Consumer	-	130	1,320	1,450	136	1,586
Residential	-	-	-	-	-	-
Total	$-	130	7,108	7,238	19,725	26,963

1)	BBX Capital had no loans that were past due 90 days or more and still accruing interest as of March 31, 2015.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	996	1,326
Commercial real estate	-	-	5,458	5,458	18,731	24,189
Consumer	-	227	1,703	1,930	376	2,306
Residential	-	-	-	-	-	-
Total	$-	227	7,491	7,718	20,103	27,821

1)	BBX Capital had no loans that were past due 90 days or more and still accruing interest as of December 31, 2014.

The activity in BBX Capital’s allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2015	2014
Allowance for Loan Losses:
Beginning balance	$977	2,713
Charge-offs :	(675)	(2,017)
Recoveries :	3,900	2,140
Provision:	(3,821)	(1,248)
Ending balance	$381	1,588
Ending balance individually evaluated for impairment	$-	-
Ending balance collectively evaluated for impairment	381	1,588
Total	$381	1,588
Loans receivable:
Ending balance individually evaluated for impairment	$17,018	37,153
Ending balance collectively evaluated for impairment	$9,945	24,008
Total	$26,963	61,161
Proceeds from loan sales	$89	-
Transfer to loans held-for-sale	$-	-
Transfer from loans held-for-sale	$-	-

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

BBX Capital’s individually impaired loans as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	As of March 31, 2015			As of December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$273	583	273	735	1,664	735
Total with no allowance recorded	17,085	31,367	-	17,361	35,812	-
Total	$17,358	31,950	273	18,096	37,476	735

Average recorded investment and interest income recognized on BBX Capital’s individually impaired loans as of March 31, 2015 and 2014 were as follows (in thousands):

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$273	1	811	-
Total with no allowance recorded	17,145	228	44,380	274
Total	$17,418	229	45,191	274

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

BBX Capital had no commitments to lend additional funds on impaired loans as of March 31, 2015.

Troubled Debt Restructured Loans

There were  no troubled debt restructurings during the three months ended March 31, 2015 or 2014.  There were  no loans modified in troubled debt restructurings from January 1, 2014 through March 31, 2015 that experienced a payment default during the three months ended March 31, 2015.  There were  no loans modified in troubled debt restructurings from January 1, 2013 through March 31, 2014 that experienced a payment default during the three months ended March 31, 2014.

8.        Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and Bluegreen’s allowance for credit losses (in thousands):

	As of
	March 31,	December 31,
	2015	2014
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$129,629	162,001
VOI notes receivable - securitized	379,271	361,930
Purchase accounting adjustment	-	(150)
	508,900	523,781
Allowance for credit losses	(100,565)	(102,259)
VOI notes receivable, net	$408,335	421,522
Allowance as a % of VOI notes receivable	20%	20%

Notes receivable secured by homesites:
Homesite notes receivable	$2,855	3,052
Allowance for credit losses	(285)	(307)
Homesite notes receivable, net	$2,570	2,745
Allowance as a % of homesite notes receivable	10%	10%

Total notes receivable
Gross notes receivable	$511,755	526,983
Purchase accounting adjustment	-	(150)
Allowance for credit losses	(100,851)	(102,566)
Notes receivable, net	$410,904	424,267
Allowance as a % of notes receivable	20%	19%

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method. BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of March 31, 2015 and December 31, 2014, the outstanding contractual unpaid principal balance of the acquired notes was $70.7 million and $78.2  million, respectively. As of March 31, 2015 and December 31, 2014, the carrying amount of the acquired notes, net of total valuation allowance of $7.3 million, was $64.3 million and $70.7 million,  respectively.

The carrying amount of the acquired notes is included in the amounts of notes receivable in the statements of financial condition at March 31, 2015 and December 31, 2014. The following is a reconciliation of accretable yield as of March 31, 2015 and December 31, 2014 (in thousands):

Accretable Yield	For the Three Months Ended March 31,	For the Twelve Months Ended December 31,
	2015	2014
Balance, beginning of period	$17,867	31,678
Accretion	(2,487)	(12,562)
Reclassification from (to) nonaccretable yield	250	(1,249)
Balance, end of period	$15,630	17,867

The weighted-average interest rate on Bluegreen’s notes receivable was 16.0% at each of March 31, 2015 and December 31, 2014.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on notes receivable secured by VOIs was 16.1% at each of March 31, 2015 and December 31, 2014.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of March 31, 2015 and December 31, 2014, $10.6 million and $11.7 million, respectively, of Bluegreen’s VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit loss.

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

The table below sets forth the activity in Bluegreen’s allowance for loan losses (including with respect to notes receivable secured by homesites)  during the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Balance, beginning of period	$102,566	90,592
Provision for credit losses	7,076	7,505
Write-offs of uncollectible receivables	(8,791)	(7,354)
Balance, end of period	$100,851	90,743

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of March 31, 2015 and December 31, 2014 (in thousands):

	As of
	March 31,	December 31,
	2015	2014
Current	$488,667	500,405
31-60 days	5,511	6,505
61-90 days	4,173	5,361
> 90 days (1)	10,549	11,660
Purchase accounting adjustments	-	(150)
Total	$508,900	523,781

(1)

Includes $5.0 million and $6.0 million as of March 31, 2015 and December 31, 2014, respectively, relating to VOI notes receivable that, as of such date, had been defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit loss.

9.     Inventory

Inventory consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2015	2014
Bluegreen:
Completed VOI units	$170,717	166,332
Construction-in-progress	4,343	2,103
Real estate held for future development	83,503	83,560
Purchase accounting adjustment	(55,303)	(57,282)
Total Bluegreen	203,260	194,713

BFC and BBX Capital:
Land	697	675
Other inventory	15,228	14,505
Total BFC and BBX Capital	15,925	15,180

Total Inventory	$219,185	209,893

The Company’s inventory is primarily comprised of Bluegreen’s completed VOIs, Bluegreen’s VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to Bluegreen’s inventory during the three months ended March 31, 2015.

Interest capitalized to VOI inventory during the three months ended March 31, 2015 and 2014 was insignificant. The interest expense reflected in the Company’s consolidated statements of operations is net of capitalized interest.

Other inventory is primarily comprised of raw material, packaging materials and finished goods relating to BBX Capital’s subsidiaries, Renin (which is owned 19% by BFC and 81% by BBX Capital) and BBX Sweet Holdings.

10.    Real Estate Held-For-Sale and Real Estate Held-For-Investment

Although BBX Capital has purchased certain property, substantially all of BBX Capital’s real estate has been acquired through foreclosure.  Upon acquisition by BBX Capital, real estate is classified as real estate held-for-sale or real estate held-for investment.  Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, BBX Capital’s management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price deemed to be reasonable in relation to its current fair value and it is deemed likely that a sale will be completed within one year.  When the property does not meet the real estate held-for-sale criteria, the real estate is classified as held-for-investment.

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of March 31,	As of December 31,
	2015	2014
Land	$31,546	33,505
Rental properties	1,748	1,748
Residential single-family	6,120	4,385
Other	349	2,095
Total held-for-sale	$39,763	41,733

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of March 31,	As of December 31,
	2015	2014
Land	$67,938	60,356
Rental properties	14,374	14,445
Other	1,023	789
Total held-for-investment	$83,335	75,590

The following table presents the activity in real estate held-for-sale and held-for-investment for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$41,733	75,590	33,971	107,336
Acquired through foreclosure	2,156	-	849	11,562
Transfers	(1,027)	1,027	3,571	(3,571)
Purchases	-	-	-	-
Improvements	-	7,024	-	192
Accumulated depreciation	-	(81)	-	(103)
Sales	(2,952)	-	(4,810)	(4,800)
Impairments	(147)	(225)	(137)	(2,186)
End of Period	$39,763	83,335	33,444	108,430

The following table presents the real estate held-for-sale valuation allowance activity for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months
	Ended March 31,
	2015	2014
Beginning of period	$2,940	4,818
Transfer to held-for-investment	(93)	-
Impairments (recoveries)	147	(27)
Sales	(577)	(574)
End of period	$2,417	4,217

11.     Debt

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth the balances of the lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable) and notes payable of BBX Capital as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	As of March 31, 2015			As of December 31, 2014
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$63,000	8.05%	$39,550	$64,500	8.05%	$43,903
Foundation Capital	-	-	-	7,010	8.00%	10,596
Capital Source Term Loan	2,767	5.93%	11,567	2,945	5.91%	11,882
Fifth Third Bank Note	4,756	3.25%	9,322	4,817	3.25%	9,366
NBA Line of Credit	473	5.50%	9,019	789	5.50%	7,601
Fifth Third Syndicated LOC	10,000	3.02%	53,603	10,000	3.01%	52,453
Total Bluegreen	$80,996		$123,061	$90,061		$135,801

BBX Capital:
Wells Fargo Capital Finance	7,679	(1)	22,915	8,028	(1)	24,062
Anastasia Note	7,244	5.00%	11,736	7,214	5.00%	11,699
Centennial Bank	1,637	5.25%	2,132	1,645	5.25%	2,145
Other	598	(2)	25	1,036	(2)	26
Total BBX Capital	$17,158		$36,808	$17,923		$37,932

Total Notes Payable	$98,154		$159,869	$107,984		$173,733

(1)

The term loan and revolving advance facility bear interest at the Bank Prime Rate or the daily three month LIBOR interest rate plus a margin specified in the credit agreement ranging from 0.5% to 3.25% per annum.

(2)	The notes bear interest at interest rates ranging from 1.65% to 1.93% and mature on December 31, 2015.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund Bluegreen’s operations.  Except for Bluegreen’s repayment in full of the Foundation Capital note payable during February 2015, there were no new debt issuances or significant changes related to Bluegreen’s lines-of-credit and notes payable facilities (other than receivable-backed notes payable) during the three months ended March 31, 2015.

BBX Capital

BBX Capital had no new debt issuances and there were no significant changes related to BBX Capital’s notes payable during the three months ended March 31, 2015.

BBX Sweet Holdings acquired the assets of Kencraft, Inc. (“Kencraft”) during April 2015.  Kencraft is a Utah based manufacturer of hard candies including lollipops, sugar Easter eggs, bubblegum and icing decorations.

In April 2015, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.0 million from a financial institution in the form of a promissory note in order to partially fund the Kencraft asset acquisition.  The promissory note bears interest at 2.35% per annum and the principal balance is payable on April 1, 2017 or sooner upon demand.  Interest is payable monthly.  The promissory note is secured by a $1.0 million certificate of deposit and a blanket lien on the Kencraft assets acquired.  Additionally, in April 2015, a wholly-owned subsidiary of BBX Sweet Holdings issued a $400,000 promissory note to the seller in connection with the Kencraft acquisition secured by the Kencraft assets acquired.  The promissory note bears interest at 6% per annum payable quarterly beginning on July 1, 2015.  The entire principal amount of the promissory note is due and payable on April 1, 2017.

Receivable-Backed Notes Payable

The table below sets forth the information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of March 31, 2015			As of December 31, 2014
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$13,736	4.25%	$22,802	$38,088	4.25%	$49,976
NBA Receivables Facility	25,602	4.00-4.50%	32,406	29,058	4.00-4.50%	35,296
CapitalSource Facility	22,442	4.68%	30,002	24,983	4.67%	32,397
Total	$61,780		$85,210	$92,129		$117,669

Non-recourse receivable-backed
notes payable:
BB&T/DZ Purchase Facility	$-	3.88%	$-	$42,818	3.88%	$56,406
Quorum Purchase Facility	24,521	5.00-6.90%	28,209	26,447	5.00-6.90%	30,158
GE 2006 Facility	16,332	7.35%	17,809	18,008	7.35%	19,881
2006 Term Securitization	-	-	-	12,366	6.16%	12,881
2007 Term Securitization	27,119	7.32%	29,557	30,126	7.32%	33,094
2008 Term Securitization	10,643	7.88%	11,747	11,846	7.88%	13,089
2010 Term Securitization	33,939	5.54%	40,528	37,048	5.54%	44,092
2012 Term Securitization	55,454	2.94%	61,536	59,377	2.94%	65,827
2013 Term Securitization	77,003	3.20%	80,920	82,239	3.20%	86,503
2015 Term Securitization	115,813	3.02%	108,965	-	-	-
Total	$360,824		$379,271	$320,275		$361,931
Total receivable-backed debt	$422,604		$464,481	$412,404		$479,600

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during the three months ended March 31, 2015 include:

Liberty Bank Facility.  In January 2015, Bluegreen repaid approximately $22.3 million under the facility in connection with the issuance of the 2015-A Term Securitization described below.

BB&T/DZ Purchase Facility.  Bluegreen has a timeshare notes receivable purchase facility (the “BB&T/DZ Purchase Facility”) with Branch Banking and Trust Company and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt, AM Main (“DZ”).  All amounts outstanding under the facility were repaid in January 2015 in connection with the 2015-A Term Securitization described below.  As of March 31, 2015, the facility was still available for use, subject to its terms and conditions.

2006 Term Securitization.  In January 2015, Bluegreen repaid in full the notes payable issued in connection with the 2006 Term Securitization.  Accordingly, Bluegreen wrote off the related unamortized debt issuance costs of $0.2 million during the first quarter of 2015.

2015 Term Securitization. On January 29, 2015, Bluegreen completed a private offering and sale of $117.8 million of investment-grade, timeshare receivable-backed notes (the "2015-A Term Securitization"). The 2015-A Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): $89.4 million of A/A rated and $28.4 million of BBB/BBB- rated notes with note interest rates of 2.88% and 3.47%, respectively, which blended to an overall weighted average note interest rate of 3.02%. The gross advance rate for this transaction was 94.25%. The Notes mature in May 2030.

The amount of the timeshare receivables to be sold to BXG Receivables Note Trust 2015-A (the “2015-A Trust”) is $125.0 million, $100.2 million of which was sold to the 2015-A Trust at closing, $14.7 million of which was sold to the 2015-A Trust during the three months ended March 31, 2015, and $10.1 million of which is expected to be sold to the 2015-A Trust by May 29, 2015.  The gross proceeds of such sales to the 2015-A Trust are expected to be $117.8 million.  A portion of the proceeds received to date were used to: repay the BB&T / DZ Purchase Facility  a total of $42.3 million, representing all amounts then outstanding (including accrued interest); repay $22.3 million under the Liberty Bank Facility, which includes accrued interest and prepayment; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2015-A Term Securitization, Bluegreen, as servicer, funded $9.5 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2006-B, and certain of the timeshare loans in such trust were sold to the 2015-A Trust in connection with the 2015-A Term Securitization.  The remainder of the $40 million expected gross proceeds from the 2015-A Term Securitization are expected to be used by Bluegreen for general corporate purposes.  As a result of the facility repayments described above, immediately after the closing of the 2015-A Term Securitization, (i) there were no amounts outstanding under the BB&T/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2015 and (ii) there was $16.1 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $50.0 million on a revolving basis through November 30, 2015, in each case subject to eligible collateral and the other terms and conditions of the facility. Thus, the repayments resulted in additional availability of $64.4 million in the aggregate under the BB&T/DZ Purchase Facility and Liberty Bank Facility subject to the terms and conditions of those facilities.

While ownership of the timeshare receivables included in the 2015-A Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

See Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Junior Subordinated Debentures

Woodbridge and Bluegreen Junior Subordinated Debentures

Woodbridge and Bluegreen formed statutory business trusts, each of which issued trust preferred securities and invested the proceeds thereof in Woodbridge’s and Bluegreen’s respective junior subordinated debentures. These trusts are variable interest entities in which Woodbridge and Bluegreen, respectively, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these business trusts; instead, the trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. There were no significant changes related to Woodbridge’s $85.0  million or Bluegreen’s $110.8 million of junior subordinated debentures during the three months ended March 31, 2015.

12.    Commitments and Contingencies

BFC, Wholly-Owned Subsidiaries, and Woodbridge (Parent Company)

A wholly-owned subsidiary of BFC/CCC previously had a 50% limited partner interest in a limited partnership that had a 10% interest in a limited liability company that owned an office building in Tampa, Florida.  As of March 31, 2015 and December 31, 2014, the carrying amount of this investment was $0 as a result of the office building sale described below.  Prior to the sale, the carrying amount of this investment was approximately $229,000, which was included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition.  In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that were not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents.  BFC and the unaffiliated members also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts were recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.  On February 5, 2014, the office building was sold and BFC/CCC received approximately $215,000 in proceeds from the sale.  As a result of the sale, BFC was released from the guarantee and any further obligations associated with the property.  Based on accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we were not deemed the primary beneficiary of the above-described entities related to BFC/CCC’s investment as BFC  did not have the power to direct the activities that could significantly impact the performance of these entities.  Accordingly, these entities were not consolidated into BFC’s financial statements.

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  As of March 31, 2015 and December 31, 2014, $11.9 million was accrued for pending legal proceedings involving BFC or its wholly-owned subsidiaries, or Woodbridge, at its parent company level (all of which related to the Woodbridge appraisal rights litigation described below).

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

In re BBX Capital Corporation Shareholder Litigation

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the then proposed merger between BFC and BBX Capital. In this action, styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC filed in the Circuit Court of the

17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock contemplated to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan sought an injunction blocking the merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, which challenged the merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserted an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who served as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which included the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) alleged that the merger, including the exchange ratio and other terms and conditions of the merger agreement, was unfair to BBX Capital’s minority shareholders and was the product of unfair dealing on the part of the defendants; (ii) alleged that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenged the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) asserted that BBX Capital’s shareholders’ rights to appraisal did not constitute an adequate remedy; and (v) alleged that the joint proxy statement/prospectus relating to the merger contained material misrepresentations and did not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and failed to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration was fair.  On November 8, 2013, defendants filed a motion to dismiss the amended complaint arguing that plaintiffs’ remedies were limited to an action for appraisal under Florida law.  On April 8, 2014, the Court denied defendants’ motion to dismiss. On April 11, 2014, plaintiffs filed a motion for class certification and on April 18, 2014, plaintiffs filed a Second Amended Class Action Complaint.  The Second Amended Class Action Complaint added allegations with respect to BBX Capital’s March 21, 2014 definitive proxy statement.  Specifically, plaintiffs alleged that the definitive proxy statement failed to provide full and accurate disclosure regarding: (i) the timing of the merger, (ii) the status of the listing of the shares of BFC’s Class A Common Stock that were to be issued in the merger; (iii) transactions impacting valuation following the negotiation of the exchange ratio; (iv) the per share value of shares held by BBX Capital’s minority shareholders and (v) the fundamental assumptions underlying the opinion of BBX Capital’s financial advisor.  On November 5, 2014, the Court denied Plaintiffs’ motion for class certification and dismissed the case with prejudice.  Plaintiffs filed a Notice of Appeal with the Fourth District Court of Appeal (which was later dismissed), and after BBX Capital and BFC publicly disclosed that they mutually agreed to terminate the merger, Plaintiffs filed a motion with the trial court to vacate the dismissal order and to dismiss the action as moot.  On January 27, 2015, the trial court entered a final order vacating the dismissal order and dismissing the action as moot without prejudice.

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

The aggregate liability relating to the known contingencies of Bluegreen discussed below, in excess of the aggregate amounts currently accrued, if any, are not expected to have a material impact on Bluegreen’s or BFC’s consolidated financial statements.  However, due to the significant uncertainties involved in these legal matters, losses in excess of amounts accrued may be incurred and an adverse outcome in these matters could be material to Bluegreen’s or BFC’s consolidated financial statements.

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

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

During the three months ended March 31, 2015, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of March 31, 2015.

•

In July 2014, BBX Capital entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida.  BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan into a $31.0 million acquisition and development loan.  BBX Capital is a guarantor of 26.3% of the joint venture’s $31.0 million acquisition and development loan.

•

In March 2015, BBX Capital placed $1.3 million in a money market account with a financial institution in order to obtain an irrevocable letter of credit for a wholly-owned subsidiary of CAM.  The letter of credit was to guarantee payment to a third party upon the third party obtaining wetlands permits in connection with a potential development project.  The $1.3 million money market account is included in restricted cash in the consolidated statements of financial condition.

BBX Capital accrues reserves for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BBX Capital accrued $1.0 million for these matters as of March 31, 2015.  The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable.  Management of BBX Capital currently estimates the aggregate range of reasonably possible losses as $0 to $4.2 million in excess of the accrued liability relating to these legal matters.  This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2015.  The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.  Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure.

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

On January 12, 2015, BBX Capital and Alan B. Levan filed a motion for a new trial and a motion for judgment as a matter of law which were denied by the Court.  The SEC has filed a motion for a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company, (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  On May 4, 2015, BBX Capital and Alan Levan filed a reply brief to the SEC’s motion for summary judgement. BBX Capital believes the claims to be without merit, continues to vigorously defend the action and intends to appeal any judgment entered to the Eleventh Circuit Court of Appeals.

On January 14, 2015, BBX Capital received notice from its insurance carrier that, based upon its interpretation of the jury verdict in this action, the carrier does not believe it is obligated to advance further payments towards fees and costs incurred in connection with this action and that it reserved its right to obtain reimbursement of the amounts it previously advanced with respect to this action.  BBX Capital has received legal fee and cost reimbursements from its insurance carrier in connection with this action of approximately $5.8 million.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly-owned subsidiary of CAM, among others as defendants.  BBX Capital and Fidelity Tax were served with the complaint January 8, 2013.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction.  BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs’ counsel filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believed the claims to be without merit, BBX Capital has reached an agreement to settle the action, subject to court approval.

13.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at March 31, 2015 and December 31, 2014 (in thousands):

	As of
	March 31,	December 31,
	2015	2014
BBX Capital	$151,405	150,254
Joint ventures	46,330	43,546
Total noncontrolling interests	$197,735	193,800

The following table summarizes the income recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014

BBX Capital	$503	451
Joint ventures	2,783	2,955
Net income attributable to noncontrolling interests	$3,286	3,406

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

From time to time, we revise the identification of our segments and/or the measurement of each segment's operating results.  These revisions are generally the result of changes in the alignment of segment operations or changes in how our management reviews and assesses profitability and allocates resources to each segment.  When we make these changes the operating results for each affected segment is revised for all periods presented. Effective March 31, 2015, we made certain changes to our internal reporting that affected our determination of reportable segments. These changes consisted of consolidating the different business activities of BBX Capital into a single reportable segment to align with how management is assessing BBX Capital.  As a result of these changes, we currently report the results of our continuing operations through two reportable segments: Bluegreen and BBX Capital.

The BBX Capital reportable segment includes the activities, operations and results of FAR, Renin and Sweet Holdings, each of which was previously reported as a separate reportable segment. Accordingly, BFC’s segment disclosure has been adjusted to reflect the revised presentation and the results previously included in FAR, Renin and Sweet Holdings have been reclassified to the BBX Capital reportable segment. The BBX Capital reportable segment also includes the activities previously classified within a separate “BBX” segment, including the activities of CAM and BBX Partners.

The Company evaluates segment performance based on segment net income (loss).

Set forth below is summary information regarding the Company's reportable segments:

Bluegreen

Bluegreen markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or are owned by others in which case Bluegreen earns fees for providing these services.  Bluegreen also earns fees by providing club and property owners’ association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to credit-qualified individual purchasers of VOIs, which provides significant interest income.

BBX Capital

BBX Capital is involved in the acquisition, ownership and management of joint ventures and investments in real estate and real estate development projects, as well as acquisitions, investments and management of middle market operating businesses. The BBX Capital reportable segment includes operations and activities of FAR, CAM, BBX Partners, Renin and BBX Sweet Holdings. BBX Capital also holds a 46% equity interest in Woodbridge, which owns 100% of Bluegreen.

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2015  (in thousands):

				Unallocated
		Reportable Segments		Amounts
			BBX	and	Segment
2015		Bluegreen	Capital	Eliminations	Total
	Revenues:
	Sales of VOIs	$53,182	-	-	53,182
	Sales, other	-	19,535	-	19,535
	Interest income	18,895	818	(147)	19,566
	Fee-based sales commission	32,600	-	-	32,600
	Other fee-based services revenue	23,753	-	-	23,753
	Other revenue	-	1,356	(99)	1,257
	Total revenues	128,430	21,709	(246)	149,893

	Costs and Expenses:
	Cost of sales of VOIs	4,866	-	-	4,866
	Cost of sales, other	-	13,835	-	13,835
	Cost of other fee-based services	14,801	-	-	14,801
	Interest expense	9,440	193	1,023	10,656
	Recoveries from loan losses	-	(3,821)	-	(3,821)
	Recoveries on assets	-	(1,063)	-	(1,063)
	Selling, general and administrative expenses	75,558	17,184	5,040	97,782
	Total costs and expenses	104,665	26,328	6,063	137,056

	Equity in earnings (loss) from unconsolidated entities	-	5,499	(5,803)	(304)
	Other income	-	-	1,248	1,248
	Income (loss) from continuing operations
	before income taxes	23,765	880	(10,864)	13,781
	Less: Provision for income taxes	-	-	8,609	8,609
	Net income (loss)	$23,765	880	(19,473)	5,172
	Less: Net income attributable to
	noncontrolling interests			3,286	3,286
	Net (loss) income attributable to BFC			$(22,759)	1,886

	Total assets	$1,075,170	385,527	(42,092)	1,418,605

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2014  (in thousands):

				Unallocated
		Reportable Segments		Amounts
			BBX	and
2014		Bluegreen	Capital	Eliminations	Total
	Revenues:
	Sales of VOIs	$60,244	-	-	60,244
	Sales, other	-	16,555	-	16,555
	Interest income	20,636	1,776	(211)	22,201
	Fee based sales commission	27,115	-	-	27,115
	Other fee-based services revenue	21,925	-	-	21,925
	Other revenue	-	2,485	(115)	2,370
	Total revenues	129,920	20,816	(326)	150,410

	Costs and Expenses:
	Cost of sales of VOIs	7,048	-	-	7,048
	Cost of sales, other	-	12,101	-	12,101
	Cost of other fee-based services	13,551	-	-	13,551
	Interest expense	11,050	827	800	12,677
	Reversals of loan losses	-	(1,248)	-	(1,248)
	Asset impairments	-	1,319	-	1,319
	Selling, general and administrative expenses	72,477	13,620	4,243	90,340
	Total costs and expenses	104,126	26,619	5,043	135,788

	Equity in earnings (loss) from unconsolidated entities	-	6,216	(6,222)	(6)
	Other income	-	-	680	680
	Income (loss) from continuing operations before income taxes	25,794	413	(10,911)	15,296
	Less: Provision for income taxes	-	-	8,754	8,754
	Net income (loss)	$25,794	413	(19,665)	6,542
	Less: Net income attributable to
	noncontrolling interests			3,406	3,406
	Net (loss) income attributable to BFC			$(23,071)	3,136

	Total assets	$1,065,172	416,895	(61,934)	1,420,133

15.    Certain Relationships and Related Party Transactions

The Company currently owns shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 81% of the total outstanding equity of BBX Capital and 90% of the total voting power of BBX Capital.  The Company may be deemed to be controlled by Alan B. Levan, who serves as Chairman, Chief Executive Officer and President of the Company, and John E. Abdo, who serves as Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 74% of the Company’s total voting power.  Mr. Alan Levan and Mr. Abdo are each executive officers and directors of BBX Capital.  In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of the Company and BBX Capital.  Further, Seth M. Wise, an executive officer and director of the Company, and Raymond S. Lopez, an executive officer of the Company, are each executive officers of BBX Capital. The Company and BBX Capital own 54% and 46%, respectively, of the outstanding equity interests in Woodbridge, which is the sole shareholder of Bluegreen as a result of the Bluegreen merger described below.  Prior to such merger, the Company, indirectly through Woodbridge, which was a wholly owned subsidiary of the Company at that time, owned approximately 54% of Bluegreen’s outstanding common stock.  In addition, Mr. Alan Levan and Mr. Abdo served, and continue to serve, as Chairman and Vice Chairman, respectively, of Bluegreen.

On  April 30, 2015, the Company completed its tender offer pursuant to which it purchased from the shareholders of BBX Capital a total of 4,771,221 shares of BBX Capital’s Class A Common Stock at a purchase price of $20.00 per share, for an aggregate purchase price of approximately $95.4 million.  The purchase of the shares in the tender offer increased the Company’s equity interest in BBX Capital from approximately 51% to approximately 81% and increased its voting interest in BBX Capital from approximately 74% to approximately 90%. In connection with the financing of the tender offer, on April 17, 2015, BFC entered into a Loan Agreement and Promissory Note with BSF, a wholly-owned subsidiary of Bluegreen, pursuant to which BSF provided an $80 million loan to BFC.  Amounts outstanding on the loan bear interest at a rate of 10% per annum.  Payments of interest only are required on a quarterly basis, with all outstanding amounts due and payable at the end of five years.  BFC is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness.

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

In connection with the financing of the Bluegreen merger, the Company and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013.  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The Company continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million. The promissory note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the promissory note, with all outstanding amounts being due and payable at the end of the five-year term.  For the three months ended March 31, 2015, BBX Capital paid to Woodbridge approximately $147,000 of interest on the note.  In connection with BBX Capital’s investment in Woodbridge, the Company and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions from Woodbridge to be made on a pro rata basis in accordance with the Company’s and BBX Capital’s respective percentage equity interests in Woodbridge.

On May 7, 2013, BFC and BBX Capital entered into a merger agreement which provided for BBX Capital to merge with and into a wholly owned subsidiary of BFC. Under the terms of the merger agreement, BBX Capital’s shareholders (other than BFC) would have been entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they held at the effective time of the merger.    While the merger was approved by BFC’s and BBX’s respective shareholders on April 29, 2014, consummation of the merger remained subject to certain closing conditions, including, BFC’s Class A Common Stock being approved for listing on a national securities exchange at the effective time of the merger. On December 15, 2014, BFC and BBX Capital mutually agreed to terminate the merger agreement as a result of the inability to satisfy the closing condition requiring the listing of BFC’s Class A Common Stock on a national securities exchange as a consequence of the pendency of the previously described SEC action against the Company and its Chairman and the adverse verdict rendered by the jury in that action.

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

During June 2014, the approximate $8.0 million of financing received by Renin from Wells Fargo as described in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, together with pro-rata capital contributions to Renin from BBX Capital and BFC of $2,025,000 and $475,000, respectively, were utilized to repay in full the Renin Loan.

The following table presents information relating to the shared services arrangements, the information technology services and office facilities agreements between BFC, BBX Capital and Bluegreen for the three months ended March 31, 2015 and 2014. All amounts were eliminated in consolidation (in thousands).

	For the Three Months Ended March 31, 2015
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$172	(29)	(143)
Facilities cost and information technology (2)	$(114)	99	15

	For the Three Months Ended March 31, 2014
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$241	(63)	(178)
Facilities cost and information technology (2)	$(115)	102	13

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

Bluegreen paid a subsidiary of BFC approximately $0.2 million for each of the three months ended March 31, 2015 and 2014 for a variety of management advisory services.  The Company’s and BBX Capital’s employees are provided health insurance under policies maintained by Bluegreen for which Bluegreen is reimbursed at cost. During the three months ended March 31, 2015 and 2014, Bluegreen was reimbursed a total of $237,000 and $129,000, respectively, related to these health insurance costs.

For each of the three months ended March 31, 2014 and 2015, the Company paid Abdo Companies, Inc. approximately $77,000 in exchange for Abdo Companies, Inc.’s provision of certain management services.  John E.

Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

16.    Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share attributable to the Company for the three months ended March 31, 2015  and 2014 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
Basic earnings per common share
Numerator:
Income from continuing operations	$5,172	6,542
Less: Noncontrolling interests income
from continuing operations	3,286	3,406
Net income available to common
shareholders	$1,886	3,136

Denominator:
Basic weighted average number of
of common shares outstanding	87,136	83,185

Basic earnings per common share:
Earnings per share from continuing operations	$0.02	0.04
Earnings per share from discontinued operations	-	-
Basic earnings per share	$0.02	0.04

Diluted earnings per common share
Numerator:
Net income available to common
shareholders	$1,886	3,136

Denominator:
Basic weighted average number of
common shares outstanding	87,136	83,185
Effect of dilutive stock options	196	1,439
Diluted weighted average number of
common shares outstanding	87,332	84,624

Diluted earnings per common share:
Earnings per share from continuing operations	$0.02	0.04
Earnings per share from discontinued operations	-	-
Diluted earnings per share	$0.02	0.04

During the three months ended March 31, 2015 and 2014, there were no options to acquire shares of common stock that were anti-dilutive.

17.  New Accounting Pronouncements

During the first quarter of 2015, the FASB issued the following accounting pronouncements and guidance relevant to the Company’s operations.

Accounting Standards Update Number 2015-05 –– Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The standard is effective for annual and interim reporting periods beginning after December 15, 2015.  Early application is permitted.  The adoption of this update is not expected to have a material impact on the Company’s financial statements.

Accounting Standards Update Number 2015-03  – Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.   This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  This standard will be effective for annual and interim reporting periods beginning after December 15, 2015.  The Company’s adoption of ASU 2015-03 is not expected to have a material impact on its consolidated financial statements.

Accounting Standards Update Number 2015-02  – Consolidation (Topic 810):  Amendments to the Consolidation Analysis. This update changes the manner in which a reporting entity assesses one of the five characteristics that determines if an entity is a variable interest entity.  In particular, when decision-making over the entity’s most significant activities has been outsourced, the update changes how a reporting entity assesses if the equity holders at risk lack decision making rights.  The update also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights.  The standard is effective for annual and interim reporting periods beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its potential impact, if any, on the Company's consolidated financial statements.

Accounting Standards Update Number 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  This statement will simplify income statement classification by removing the concept of extraordinary items from GAAP.  As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations.  The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained and expanded to include items that are both unusual and infrequent.  The standard is effective for both public and private companies for periods beginning after December 15, 2015.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption.  The adoption of this update is not expected to have a material impact on the Company’s financial statements.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for new accounting pronouncements issued prior to the first quarter of 2015 relevant to the Company’s operations.

18.  Subsequent Events

Tender Offer for Shares of BBX Capital’s Class A Common Stock

On April 30, 2015, the Company completed a cash tender offer pursuant to which it purchased from the shareholders of BBX Capital a total of 4,771,221 shares of BBX Capital’s Class A Common Stock at a purchase price of $20.00 per share for a total purchase price of approximately $95.4 million.  Prior to the tender offer, the Company owned approximately 51% of the issued and outstanding shares of BBX Capital’s Class A Common Stock and all of the issued and outstanding shares of BBX Capital’s Class B Common Stock, collectively representing an approximately

51% equity interest and 74% voting interest in BBX Capital. As a result of the closing of the tender offer, the Company currently owns approximately 81% of the issued and outstanding shares of BBX Capital’s Class A Common Stock, which together with the shares of BBX Capital’s Class B Common Stock owned by the Company, represents an approximately 81% equity interest and 90% voting interest in BBX Capital.

On April 17, 2015, BFC entered into a Loan Agreement and Promissory Note with Bluegreen Specialty Finance, LLC, a wholly owned subsidiary of Bluegreen (“BSF”), pursuant to which BSF provided an $80 million loan to BFC.  BFC used the proceeds of the loan and approximately $15.4 million in cash on hand to fund the purchase of shares in the tender offer. Amounts outstanding on the loan bear interest at a rate of 10% per annum.  Payments of interest only are required on a quarterly basis, with all outstanding amounts due and payable at the end of five years.  BFC is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include an approximately 81% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX” or “BBX Capital”) and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”). Woodbridge owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”). As described below, BBX Capital owns the remaining 46% equity interest in Woodbridge.

As a result of the closing of the tender offer described below, we hold shares of BBX Capital’s Class A Common Stock, which is listed for trading on the New York Stock Exchange (“NYSE”), and Class B Common Stock representing an approximately 90% voting interest and 81% equity interest in BBX Capital.  Prior to completing the tender offer (and as of March 31, 2015), we held an approximately 51% equity interest and 74% voting interest in BBX Capital.  BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida. On July 31, 2012, BBX Capital completed its sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic.

Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or owned by others in which case Bluegreen earns fees for providing these services. Bluegreen also provides other fee-based services, including property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of its VOIs, which generates significant interest income.

BBX Capital is involved in the acquisition, ownership and management of joint ventures and investments in real estate and real estate development projects, as well as acquisitions, investments and management of middle market operating businesses and accordingly, the BBX Capital segment includes the activities of FAR, CAM, and the operations of Renin and BBX Sweet Holdings, among others. In addition, BBX Capital and BFC have a 46% and 54% respective ownership interest in Bluegreen.

As of March 31, 2015, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $256.6 million. Net income attributable to BFC for the three months ended March 31, 2015 and 2014 was approximately $1.9 million and $3.1 million, respectively.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. In recent years, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole.  Initiatives in furtherance of this strategy include BFC’s purchase of additional shares of BBX Capital’s Class A Common Stock in the tender offer which was completed in April 2015, the April 2013 Bluegreen merger, and BFC’s investment with BBX Capital in Renin, in each case as described in further detail below. Additionally, we may invest in operating businesses and real estate joint ventures for the development of residential and commercial real estate projects, including those in which our affiliates may participate.  In furtherance of this goal or otherwise as part of our business and investment strategy, we expect to evaluate various financing transactions, including debt or equity financings, secured or unsecured indebtedness, and other alternative sources of new capital. BFC’s investments or acquisitions, and the business and investment strategies of BFC’s subsidiaries, may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis and may involve a long term investment, causing our results of operations to vary significantly on a quarterly basis. BFC and BBX Capital may consider disposing of all or a portion of its assets, investments or subsidiaries, including transactions involving BBX Sweet Holdings, Renin, or Bluegreen, either directly or indirectly through a transaction involving Woodbridge.  These may include, among other alternatives, a future sale or spin-off or transactions involving public or private issuances of debt or equity securities which might result in the ownership of less than 100% of the companies.

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

We currently report the results of our business activities through two reportable segments:  Bluegreen and BBX Capital. See Note 14 to the Consolidated Financial Statements included in Item 1 of this report for additional information regarding our reportable segments.

Recent Events

Tender Offer for Shares of BBX Capital’s Class A Common Stock

On April 30, 2015, the Company consummated a  cash tender offer pursuant to which it purchased from the shareholders of BBX Capital a total of 4,771,221 shares of BBX Capital’s Class A Common Stock at a purchase price of $20.00 per share, for a total purchase price of approximately $95.4 million. The Company purchased an additional approximately 30% of BBX Capital’s issued and outstanding Class A Common Stock and as a result currently owns approximately 81% of the issued and outstanding shares of BBX Capital’s Class A Common Stock and 100% of the shares of BBX Capital’s Class B Common representing an approximately 81% equity interest and 90% voting interest in BBX Capital.

On April 17, 2015, BFC entered into a Loan Agreement and Promissory Note with Bluegreen Specialty Finance, LLC, a wholly owned subsidiary of Bluegreen (“BSF”), pursuant to which BSF provided an $80 million loan to BFC.  BFC used the proceeds of the loan and approximately $15.4 million in cash on hand to fund the purchase of shares in the tender offer. Amounts outstanding on the loan bear interest at a rate of 10% per annum.  Payments of interest only are required on a quarterly basis, with all outstanding amounts being due and payable at the end of five years.  BFC is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness.

Expected Reversal of Valuation Allowance

We had a valuation allowance of approximately $171 million against all of our net deferred tax assets as of March 31, 2015 and December 31, 2014.  A full valuation allowance on our net deferred tax assets is required until there is sufficient evidence to support the reversal of all or some portion of this allowance. As a result of the increase in our ownership interest in BBX Capital due to the purchase of additional shares of BBX Capital’s Class A Common Stock in the tender offer, we expect to file a consolidated group tax return with BBX Capital and Bluegreen. Based on filing a consolidated group tax return, we believe that there will be sufficient positive evidence to allow us to reach a conclusion that a significant portion of our deferred tax valuation allowance will no longer be required. Any release of the deferred tax valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period during which the release is recorded. However, the amount of the valuation allowance release is uncertain.

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During the first quarter of 2015 and the year ended December 31, 2014, BBX Capital paid to Woodbridge a total of approximately $147,000 and $587,000,  respectively, of interest on the Note.  In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During April 2015, Bluegreen paid a total of $14.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $13.4 million, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge. During 2014, Bluegreen paid cash dividends totaling $71.5 million to Woodbridge, and Woodbridge declared and paid cash dividends totaling $69.1 million, which was allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized to fund a portion of the merger consideration paid to Bluegreen’s former public shareholders in connection with the closing of the Bluegreen merger during April 2013. See Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding the 2013 Notes Payable.

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

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which our subsidiaries operate, including the vacation ownership industry in which Bluegreen operates, and the investment, development, and asset management and real estate-related industries in which BBX Capital operates, while other factors apply more specifically to BFC, including, but not limited to, the following:

•

BFC has limited sources of cash and is dependent upon dividends from its subsidiaries to fund its operations; BFC’s subsidiaries may not be in a position to pay dividends or otherwise make a determination to pay dividends to its shareholders; dividend payments may be subject to certain restrictions, including restrictions contained in debt instruments; any payment of dividends by a subsidiary of BFC is subject to declaration by such subsidiary’s board of directors or managers (which, in the case of BBX Capital, is comprised of a majority of independent directors under the listing standards of the NYSE) as well as the boards of directors of both BBX Capital and BFC in the case of dividend payments by Woodbridge and the directors of Bluegreen in the case of Bluegreen; and dividend decisions may not be made in BFC’s interests;

•

risks associated with BFC’s indebtedness, including that BFC will be required to utilize cash flow to service its indebtedness, that indebtedness may make BFC more vulnerable to economic downturns, that indebtedness may subject BFC to covenants or restrictions on its operations and activities or on its ability to pay dividends, and, with respect to the $80 million loan that BFC received from Bluegreen’s subsidiary during April 2015, that BFC may be required to prepay a portion of the loan, to the extent necessary, for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness;

•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to or make additional investments in its affiliated entities or that BFC may not achieve or maintain in the future the benefits anticipated to be realized from such support or additional investments, including the additional investment made in BBX Capital pursuant to the tender offer, and the risk that BFC will not be in a position to make new investments or that any investments made will not prove to be advantageous;

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
•

the impact of economic conditions on BFC, the price and liquidity of BFC’s common stock and BFC’s ability to obtain additional capital, including the risk that if BFC needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund its operations or investments, it may not be possible to issue any such securities or obtain such indebtedness on favorable terms, if at all;

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
•

the expected reversal of a portion of our deferred tax valuation allowance as a result of the consummation of the tender offer will impact our financial statements, and the amount of such reversal has not yet determined; and

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
•

Bluegreen may not be successful in increasing or expanding its capital-light business relationships, or activities, including fee based, sales and marketing, just-in-time VOI arrangements, and Secondary Market Sales activities, and such activities may not be profitable, which would have an adverse impact on Bluegreen’s results of operations and financial condition;

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

•	Results of audits of Bluegreen’s tax returns or those of Bluegreen’s subsidiaries may have a material adverse impact on Bluegreen’s financial condition;
•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s financial condition and operating results;
•	A failure to maintain the integrity of internal or customer data could result in damage to Bluegreen's reputation and/or subject Bluegreen to costs, fines, or lawsuits;
•

Bluegreen’s technology requires updating, the cost involved in updating the technology may significant and the failure to keep pace with developments in technology could impair Bluegreen's operations or competitive position;

•

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP, and changes in estimates, judgments and assumptions used could have a material adverse impact on Bluegreen’s operating results and financial condition; and

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
•

the risks related to BBX Capital’s ability to integrate its acquisitions successfully and to implement its current business plans, which may not be realized as anticipated, if at all, or which may not be profitable;

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

•

the risk that BBX Capital’s investments in real estate developments and real estate joint ventures will increase its exposure to downturns in the real estate and housing industries and expose it to risks, including that joint venture partners may be financially unable or unwilling to fulfill their obligations under joint venture agreements requiring BBX Capital to provide financial or other support, that zoning and entitlements sought will not be obtained, that projects will not be developed as anticipated and that if developed such projects will not be successful;

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

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by BFC and BBX Capital with the SEC, including those disclosed in the “Risk

Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company cautions that the foregoing factors are not exclusive.

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

New Accounting Pronouncements

See Note 17 included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.

Summary of Consolidated Results of Operations

Information regarding net income attributable to BFC for the three months ended March 31, 2015 and 2014 is set forth in the table below (in thousands):

	For the Three Months Ended March 31,
	2015	2014

Income from Bluegreen	$23,765	$25,794
Income from BBX Capital	880	413
Loss from BFC and Other	(10,864)	(10,911)
Income from continuing operations before taxes	13,781	15,296
Provision for income taxes	(8,609)	(8,754)
Net income	5,172	6,542
Less: Net income attributable to noncontrolling interests	(3,286)	(3,406)
Net income attributable to BFC	$1,886	$3,136

The Company reported consolidated net income attributable to BFC of approximately $1.9 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at each of March 31, 2015 and December 31, 2014 were $1.4 billion.  The primary changes in components of total assets are summarized below:

•	Decrease in cash primarily related to land development costs at BBX Capital and repayments to BB&T related to its preferred interest in FAR;
•	Increase in restricted cash primarily related to Bluegreen’s note receivable securitization;
•	Lower note and loans receivable and loans held-for-sale balances reflecting repayments and the transfer of loans to real estate held-for-sale upon foreclosure;
•	Increase in real estate held for investment primarily from development activities; and
•

Increase in other assets primarily related to Bluegreen’s prepayment of marketing fees and VOI maintenance fees and an increase in commissions receivable by Bluegreen in connection with fee-based sales.

Total liabilities at March 31, 2015 and December 31, 2014 were $964.3 million and $964.6 million, respectively.  The primary changes in components of total liabilities are summarized below:

•	BB&T’s preferred interest in FAR was reduced through payments made to BB&T, primarily from net cash inflows from the monetization of FAR’s assets; and
•	Increase in deferred taxes.

BFC

BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to Bluegreen and other real estate related activities, are not reported in a separate reportable segment but are presented as unallocated corporate overhead and are included in the reconciliation of segment amounts to the consolidated amounts.  Included in these amounts are the financial results of a venture partnership that BFC controls and certain other equity investments, as well as income and expenses associated with BFC’s shared service operations, which provides human resources, risk management, investor relations and executive office administration services to BBX Capital and Bluegreen.  See also Note 14 included under Item 1 of this report for additional information regarding our reportable segments.

BFC’s corporate general and administrative expenses not allocated to reportable segments consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, legal, human resources, risk management, investor relations and executive office administration.  BFC’s corporate general and administrative expenses were $5.3 million and $4.6 million for the three months ended March 31, 2015 and 2014, respectively.

BFC - Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $26.8 million and $34.7 million, respectively.  The decrease in cash, cash equivalents and short-term investments was due to general and administrative expenses of approximately $4.0 million, payments of $3.7 million related to executive bonuses, and dividend payments of approximately $0.2 million made to the holders of our 5% Cumulative Preferred Stock.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments.  We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group.  During April 2015, we used approximately $15.4 million of cash on hand, together with the proceeds of an $80 million loan provided by Bluegreen’s subsidiary, to fund the purchase of an additional 30% of BBX Capital’s Class A Common Stock in the tender offer. Available funds may also be used to  invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares were repurchased under the program during the three months ended March 31, 2015 or the year ended December 31, 2014.

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

BFC has not received cash dividends from BBX Capital since March 2009. Prior to its deregistration as a savings and loan holding company during July 2012, BBX Capital’s payment of dividends was subject to the oversight of the Federal Reserve.  In addition, prior to its sale of BankAtlantic during July 2012, BBX Capital was restricted from paying dividends pursuant to the terms of the indentures governing its outstanding TruPs. While these restrictions no longer apply, BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE. Decisions with respect to future dividend payments by BBX Capital will depend on the financial condition of BBX Capital and other factors deemed relevant by its Board of Directors.

Dividends from Bluegreen will be dependent on and subject to Bluegreen’s results of operations, available cash and business as well as the outcome of legal proceedings against Bluegreen. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  Additionally, in April 2015, BFC borrowed $80 million from a wholly-owned subsidiary of Bluegreen to finance the purchase of 4,771,221 shares of BBX Capital’s Class A Common Stock in BFC’s recently completed tender offer. Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC.  BBX Capital and BFC own 46% and 54%, respectively, of Woodbridge.  During April 2015, Bluegreen paid a total of $14.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends of approximately $13.4 million, which were allocated pro-rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($7.2 million to BFC and $6.2 million to BBX Capital). During 2014, Bluegreen paid a total of $71.5 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends of approximately $69.1 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge ($37.3 million to BFC and $31.8 million to BBX Capital).

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of its 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at a  redemption price of  $1,000 per share.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. BFC pays regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  As a result of the re-classification of the 5% Cumulative Preferred Stock to a liability in connection with the Second Amendment described below, the dividends on the 5% Cumulative Preferred Stock plus accretable interest is included as interest expense on BFC’s consolidated statements of operations.

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

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.  The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.  The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the $11.5 million fair value estimate at June 30, 2012 was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at December 31, 2012.  Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of March 31, 2015 is accrued interest of approximately $1.3 million.

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

A wholly-owned subsidiary of BFC/CCC previously had a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owned an office building in Tampa, Florida.  At both March 31, 2015 and December 31, 2014, the carrying amount of this investment was $0 as a result of the office building sale described below.  In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that were not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents.  BFC and the unaffiliated members also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates.  No amounts were recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.  On February 5, 2014, the office building was sold and BFC/CCC received a total of approximately $215,000 in proceeds from the sale.  As a result of the sale, BFC was released from the guarantee and any further obligations associated with the property.  Based on accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we were not deemed the primary beneficiary of the above-described entities related to BFC/CCC’s investment as BFC  did not have the power to direct the activities that could significantly impact the performance of these entities.  Accordingly, these entities are not consolidated into BFC’s financial statements.

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately $0.1 million at March 31, 2015.  Woodbridge’s principal sources of liquidity are its cash holdings and dividends received from Bluegreen. During April 2015, Bluegreen paid a $14.0 million cash dividend to Woodbridge, and Woodbridge paid an approximately $13.4 million cash dividend to its members, which was allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge. During the first quarter of 2014, Bluegreen paid a total of $14.5 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $13.9 million during April 2014, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge.  See “BFC-Liquidity and Capital Resources” above for a discussion of limitations on, and other factors which may affect, Bluegreen’s ability to pay dividends.

Woodbridge’s material commitments as of March 31, 2015 primarily include required quarterly interest payments on its $85 million of junior subordinated debentures.  The total amount of interest payments expected to be made by Woodbridge on its junior subordinated debt over the next twelve months is approximately $3.5 million.

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At March 31, 2015 and December 31, 2014, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. No reimbursements were made during the three months ended March 31, 2015 and the year ended December 31, 2014.

Bluegreen

The Company’s consolidated financial statements include the results of operations of Bluegreen which is engaged in the vacation ownership industry. Bluegreen is a wholly owned subsidiary of Woodbridge, which is owned 54% by BFC and 46% by BBX Capital. The following discussion relates to the Bluegreen reportable segment, which is one of BFC’s two reportable segments.

Executive Overview

Bluegreen is a sales, marketing and management company, focused on the vacation ownership industry.  Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or owned by others, in which case Bluegreen earns fees for providing these services. Bluegreen also earns fees by providing club and property owner’s association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income for Bluegreen.

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital light” business strategy, involving activities that generally do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs and Bluegreen’s traditional, or legacy, vacation ownership business.  Bluegreen’s results for the three months ended March 31, 2015 reflect Bluegreen’s continued focus on its capital-light business.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Bluegreen’s goal is for its capital-light business activities to become an increasing portion of its business over time; however, these efforts may not be successful.  As of March 31, 2015, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements

In 2009, Bluegreen began offering sales and marketing services to third-party developers for a fee. Under these arrangements, Bluegreen sells third party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis. Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus an operating profit.  Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements. Notes receivable originated in connection with Bluegreen’s sale of third party VOIs under commission-based arrangements are held by the third party developer and in certain cases are serviced by Bluegreen for a fee.  Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales”.

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

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of March 31, 2015, Bluegreen provided management services to 48 timeshare resort properties and hotels. Other fee-based services also include the processing of sales of third-party VOIs through Bluegreen’s wholly-owned title company, which earns title fees in connection with the closing of the VOI transactions.

Bluegreen also generates fee-based income by providing construction, design and management services and mortgage servicing.

During the three months ended March 31, 2015:

•	Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $11.8 million compared to $10.9 million during the same period in 2014.

•	Bluegreen earned net income of $16.1 million compared to $17.1 million during the same period in 2014.

•

System-wide sales of VOIs which include sales of Bluegreen inventory, including sales of Legacy inventory and Secondary Market Sales, as well as sales of third-party inventory and Just-In-Time Sales were $109.2 million compared to $109.9 million during the same period in 2014.

•

Bluegreen sold $49.0 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $32.6 million in connection with those sales.  During the same period in 2014, Bluegreen sold $42.1 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commission of $27.1 million in connection with those sales.  In addition, Bluegreen sold $4.3 million of inventory under Just-In-Time Sales arrangements during the first quarter of 2015 compared to $11.0 million during the same period in 2014.  Including Bluegreen resort management, title services, construction management and other fee-based operations, and based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses, Bluegreen believes it generated $16.1 million and $15.9 million in pre-tax profits by providing fee-based services during the three months ended March 31, 2015 and 2014, respectively

•	Bluegreen sold $11.1 million of inventory under Secondary market arrangements during the first quarter of 2015 compared to $13.7 during the same period in 2014.

Additionally, Bluegreen has continued to seek cash sales and larger customer down payments on financed sales. During the three months ended March 31, 2015, 48% of its VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

	For Three Months March 31,
Average Annual Default Rates	2015	2014
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	6.9%	7.3%
Loans originated on or after December 15, 2008(1)	6.7%	6.4%
Notes receivable secured by homesites	2.3%	5.9%

	As of
Delinquency Rates (2)	March 31, 2015	December 31, 2014
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.5%	4.2%
Loans originated on or after December 15, 2008(1)	2.8%	3.1%
Notes receivable secured by homesites	1.6%	1.1%

(1) On December 15, 2008, Bluegreen implemented its FICO®-score based credit underwriting program.

(2) The percentage of Bluegreen’s notes receivable portfolio that was over 30 days past due as of the dates indicated.

See Note 8 included under Item 1 of this report for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Information regarding the results of operations for Bluegreen for the three months ended March 31, 2015 and 2014 are set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2015		2014
	Amount	% of System-wide sales of VOIs(5)	Amount	% of System-wide sales of VOIs(5)

Legacy VOI sales (1)	$44,881	41%	$43,087	39%
VOI sales-secondary market	11,054	10%	13,664	13%
Sales of third-party VOIs-commission basis	48,965	45%	42,092	38%
Sales of third-party VOIs-just-in-time basis	4,331	4%	11,022	10%
System-wide sales of VOIs	109,231	100%	109,865	100%
Less: Sales of third-party VOIs-commission basis	(48,965)	-45%	(42,092)	-38%
Gross sales of VOIs	60,266	55%	67,773	62%
Estimated uncollectible VOI
notes receivable (2)	(7,084)	-12%	(7,529)	-11%
Sales of VOIs	53,182	49%	60,244	55%
Cost of VOIs sold (3)	(4,866)	-9%	(7,048)	-12%
Gross profit (3)	48,316	91%	53,196	88%
Fee-based sales commission revenue (4)	32,600	67%	27,115	64%
Other fee-based services revenue	23,753	22%	21,925	20%
Cost of other fee-based services	(12,451)	-11%	(11,233)	-10%
Net carrying cost of VOI inventory	(2,350)	-2%	(2,318)	-2%
Selling and marketing expenses	(56,660)	-52%	(52,559)	-48%
General and administrative expenses	(18,898)	-17%	(19,918)	-18%
Net interest spread	9,455	9%	9,586	9%
Operating profit	$23,765	22%	$25,794	23%

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

Bluegreen– Three Months ended March 31, 2015 compared to the three months ended March 31, 2014

System-wide sales of VOIs. System-wide sales of VOIs include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  The sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process

Bluegreen uses to sell its VOI inventory.  System-wide sales of VOIs were $109.2 million and $109.9 million during the three months ended March 31, 2015 and 2014, respectively.

Included in system-wide sales are FBS Sales, Just-In-Time sales, sales under Secondary Market Arrangements and legacy sales.  Sales by category are tracked based on which deeded VOI is conveyed in each transaction.  Bluegreen manages which VOIs are sold based on several factors, primarily the needs of FBS clients, debt service requirements and default resale requirements under term securitization and similar transactions.  In addition, Bluegreen accounts for equity trade allowances granted to consumers by deducting them from the specific sale on which the allowance was granted.  These factors can cause fluctuations in the amount of net sales by category from period to period.

FBS Sales were $49.0 million and $42.1 million during the three months ended March 31, 2015 and 2014, respectively.  Just-In-Time Sales were $4.3 million and $11.0 million during the three months ended March 31, 2015 and 2014, respectively.    Secondary Market Sales were $11.1 million and $13.7 million during the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth certain information for system-wide sales of VOIs, net for the periods indicated.  The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended March 31,
	2015	2014	% Change

Number of sales offices at period-end	23	24	(4)
Number of active sales arrangements with third-party clients at period-end	13	10	30
Total number of VOI sales transactions	8,784	8,881	(1)
Average sales price per transaction	$ 12,476	$ 12,228	2
Number of total prospects tours	45,801	45,920	0
Sale-to-tour conversion ratio– total prospects	19.2%	19.3%	(1)
Number of new prospects tours	25,971	25,779	1
Sale-to-tour conversion ratio– new prospects	13.1%	13.7%	(4)
Percentage of sales to existing owners	63.0%	60.7%	4
Average sales price per guest	$ 2,393	$ 2,365	1

Sales of VOIs.  Sales of VOIs represent sales of Bluegreen-owned VOIs, including legacy VOIs, those obtained on a Just-In-Time basis, and those acquired through Secondary Market arrangements, reduced by an estimate of uncollectible VOI notes receivable.  In addition to the above-described factors impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.  Sales of VOIs were $53.2 million and $60.2 million during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, Bluegreen reduced revenue by $7.1 million and $7.5 million, respectively, for its estimated future uncollectible notes receivable.  Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans.  In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 12% and 11% during the three months ended March 31, 2015 and 2014, respectively.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory.  In addition to Bluegreen’s legacy inventory from its traditional timeshare business, Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary

Market Arrangements within the capital-light business strategy.  Compared to the cost of Bluegreen’s legacy inventory, VOIs acquired in connection with Just-In-Time arrangements typically have a relatively higher associated product cost while those acquired in connection with Secondary Market arrangements typically have a lower product cost, as Secondary Market inventory is generally obtained from the POAs at a significant discount.  During the three months ended March 31, 2015 and 2014, cost of VOIs sold were $4.9 million and $7.0 million, respectively, and represented 9% and 12% of sales of VOIs, respectively.  Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized.  While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

Fee-Based Sales Commission Revenue.  During the three months ended March 31, 2015 and 2014, Bluegreen sold $49.0 million and $42.1million, respectively, of third-party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $32.6 million and $27.1 million, respectively, in connection with those sales.  The increase in the sales of third-party developer inventory during the first quarter of 2015 is due to an increase in the number of Bluegreen’s commission based clients as well as the applicable factors described above in system-wide sales of VOIs.  In addition, Bluegreen earned an average sales and marketing commission of 67% during the three months ended March 31, 2015 as compared to 64% during the three months ended March 31, 2014.

Net Carrying Cost of VOI Inventory.  Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold VOI inventory to the POAs that maintain the resorts.  Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from the Bluegreen sampler programs.  The carrying cost of Bluegreen’s inventory was $4.1 million and $4.5 million during the three months ended March 31, 2015 and 2014, respectively, which was partly offset by rental and sampler revenues of $1.7 million and $2.2 million, respectively.  The decrease in carrying costs and related proceeds is the result of having fewer inventories on hand, which is a result of Bluegreen’s increased emphasis on its capital-light strategy.

Selling and Marketing Expenses.    Selling and marketing expenses were $56.7 million and $52.6 million during the three months ended March 31, 2015 and 2014, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 52% during the three months ended March 31, 2015 from 48% during the three months ended March 31, 2014.  The increase in selling and marketing expenses during first quarter of 2015 compared to the first quarter of 2014 was a result of Bluegreen’s focus on attempting to increase its marketing efforts to new prospects as opposed to existing owners, which resulted in higher costs per tour from new and expanding marketing channels.  Sales to existing owners generally involve lower marketing expenses than sales to new prospects; however, a new program which contributed to owner sales has a slightly higher cost per tour as compared to historical owner sales tours.  Bluegreen expects to continue to increase its focus on sales to new prospects as well as the new program for owner sales and, as a result, sales and marketing expenses generally and as a percentage of sales may continue to increase.

Bluegreen uses a variety of methods to attract prospective purchasers of VOIs, including marketing arrangements with various third parties.  For the three months ended March 31, 2015 and 2014, sales of VOIs to prospects and leads generated by one marketing arrangement accounted for over 20% of VOI sales volume.  There can be no guarantee that Bluegreen will be able to maintain, extend, or renew such arrangement or any of its other marketing arrangements in the future, and a loss of any significant marketing relationships would have a material adverse impact on Bluegreen’s financial condition, including cash position, and operating results.

General and Administrative Expenses.  General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $18.9 million and $19.9 million during the three months ended March 31, 2015 and 2014, respectively.  As a percentage of system-wide sales of VOIs, general and administrative expenses were 17% and 18% during the three months ended March 31, 2015 and 2014, respectively.  The decrease in general and administrative expenses during the 2015 period compared to the same period in 2014 was primarily due to decreased spending on management consulting fees and merger litigation costs partially offset by increased spending on information technology and audit fees.  Revenues from mortgage servicing during the three months ended March 31, 2015 and 2014 of $0.6 million and $0.4 million, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services Revenue.  Other fee-based services revenue increased 8% during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club.  In connection with Bluegreen’s management services, Bluegreen also manages the club reservation system, provides services to owners, and performs billing and collections services to the Bluegreen Vacation Club and certain POAs.  As of March 31, 2015 and 2014, Bluegreen managed 48 and 47 timeshare resort properties and hotels, respectively.  Fee-based management services revenues increased during the first quarter of 2015 compared to first quarter of 2014 due to an increase in club and resort management revenues and owner program service revenues, primarily as a result of the increase in the number of properties managed and an increase in the number of owners in the vacation club.

Bluegreen also earns fees for providing title services for VOI transactions.  Title services fees increased during the first quarter of 2015 compared to first quarter 2014 mainly due to a continued initiative to reduce a processing back-log.

Additionally, Bluegreen generates revenues from its Traveler’s Plus™ program, and food and beverage and other retail operations, and Bluegreen earns commissions from providing rental services to third parties.

Bluegreen intends to continue to pursue its efforts to provide management, title and other services to resort developers and others, on a cash-fee basis.  While Bluegreen’s efforts to do so may not be successful, Bluegreen anticipates that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services.  During the three months ended March 31, 2015, cost of other fee-based services increased 11% as compared to the same period in 2014, primarily driven by increasing costs of providing management services as a result of the higher service volumes described above.

Net Interest Spread.    Net interest spread was $9.5 million and $9.6 million during the three months ended March 31, 2015 and 2014, respectively.  The slight change in net interest spread during the 2015 period reflects lower costs of borrowings, lower average outstanding debt balances, and a refund of $0.6 million from the Internal Revenue Service for amounts Bluegreen previously paid related to IRC Section 453.  IRC Section 453 requires that certain companies pay interest on income deferred under the installment method of profit recognition. These increases were partially offset by a decrease in the size of Bluegreen’s VOI notes receivable portfolio as Bluegreen continues to seek higher cash sales and larger customer down payments on financed sales as well as increased FBS Sales.

Bluegreen’s effective cost of borrowing was 5.7% and 6.0% during the three months ended March 31, 2015 and 2014, respectively.  Bluegreen’s cost of borrowing decreased during the first quarter of 2015 compared to the first quarter of 2014 as Bluegreen continued to repay higher-interest debt and obtained new financing at relatively lower rates.

Net Income Attributable to Non-Controlling Interest.  Bluegreen includes in its consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary.  The non-controlling interest in the income of Bluegreen/Big Cedar Vacations is the portion of the entity’s consolidated pre-tax income that is attributable to Big Cedar Vacations, LLC, the unaffiliated 49% interest holder.  Net income attributable to the non-controlling interest of the consolidated subsidiary was $2.8 million and $3.0 million during the three months ended March 31, 2015 and 2014, respectively.

Provision for Income Taxes.  Bluegreen’s effective income tax rate was approximately 39% during each of the three month periods ended March 31, 2015 and 2014.  Effective income tax rates for interim periods are based upon Bluegreen’s current estimated annual rate. Bluegreen’s annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which Bluegreen operates.

Bluegreen Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the three months ended March 31, 2015 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Cash flows provided by operating activities	$13,999	$15,934
Cash flows used in investing activities	(1,906)	(5,631)
Cash flows used in financing activities	(11,142)	(33,442)
Net increase (decrease) in cash and cash equivalents	$951	$(23,139)

Cash Flows from Operating Activities.  Bluegreen’s operating cash flow decreased $1.9 million or 12% during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to increased spending on the development of inventory.  During the first three months of 2015, Bluegreen paid $4.3 million for development expenditures primarily related to Bluegreen/Big Cedar Vacations, while development spending in the 2014 period was immaterial.  This increase was partially offset by lower income tax payments.  During the first three months of 2015, income tax payments totaled $1.8 million as compared to $4.1 million in the same period in 2014.

Cash Flows from Investing Activities.  Cash used in investing activities decreased $3.7 million during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to a decrease in capital expenditures of $2.9 million.  The decrease in capital expenditures was primarily related to the construction of new sales centers during 2014 with no comparable expenditures in 2015.

Cash Flows from Financing Activities.  The $22.3 million increase in cash flows from financing activities during the three months ended March 31, 2015 compared to the same period of 2014 is primarily due to the impact in the 2015 period of the 2015-A Term Securitization.  There were no securitization transactions in 2014. In addition, Bluegreen paid $14.5 million of dividends to its parent company during the 2014 period.  No dividends were paid during the 2015 period.  These decreases were partially offset by higher payments on lines of credit and notes payable in the 2015 period.

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

During the three months ended March 31, 2015, Bluegreen did not pay dividends to its parent company. During the three months ended March 31, 2014, Bluegreen paid $14.5 million of dividends to its parent company.  In April 2015, Bluegreen paid a $14.0 million dividend to its parent company. Bluegreen expects to pay dividends to its parent company on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

On April 17, 2015, BSF, a wholly owned subsidiary of Bluegreen, entered into a Loan Agreement and Promissory Note pursuant to which BSF provided an $80 million loan to BFC, the proceeds of which were used by BFC to fund its purchase in the tender offer of 4,771,221 shares of Class A Common Stock of BBX Capital at a cash purchase price of $20.00 per share.  Amounts outstanding on the loan bear interest at a rate of 10% per annum. Payments of interest only are required on a quarterly basis, with all outstanding amounts being due and payable at the end of five years.  BFC is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness.

2015 Term Securitization.  On January 29, 2015, Bluegreen completed a private offering and sale of $117.8 million of investment-grade, timeshare receivable-backed notes (the "2015-A Term Securitization").  The 2015-A Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): $89.4 million of A/A rated and $28.4 million of BBB/BBB- rated notes with note interest rates of 2.88% and 3.47%, respectively, which blended to an overall weighted average note interest rate of 3.02%.  The gross advance rate for this transaction was 94.25%.  The Notes mature in May 2030.

The amount of the timeshare receivables to be sold to BXG Receivables Note Trust 2015-A (the “2015-A Trust”) is $125.0 million, $100.2 million of which was sold to the 2015-A Trust at closing, $14.7 million of which was subsequently sold to the 2015-A Trust during the three months ended March 31, 2015 and $10.1 million which is expected to be sold to the 2015-A Trust by May 29, 2015.  The gross proceeds of such sales to the 2015-A Trust are expected to be $117.8 million.  A portion of the proceeds received were used to: repay BB&T/DZ Purchase Facility, as described below, a total of $42.3 million, representing all amounts then outstanding (including accrued interest);

repay $22.3 million under the Liberty Bank Facility, which includes accrued interest and prepayment; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2015-A Term Securitization, Bluegreen, as servicer, funded $9.5 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2006-B, and certain of the timeshare loans in such trust were sold to the 2015-A Trust in connection with the 2015-A Term Securitization.  The remainder of the $40 million expected gross proceeds from the 2015-A Term Securitization are expected to be used by Bluegreen for general corporate purposes.  As a result of the facility repayments described above, immediately after the closing of the 2015-A Term Securitization, (i) there were no amounts outstanding under the BB&T/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2015 and (ii) $16.1 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $50.0 million on a revolving basis through November 30, 2015 subject to eligible collateral and the other terms and conditions of the facility. Thus, the repayments resulted in additional availability of $64.4 million in the aggregate under the BB&T/DZ Purchase Facility and the Liberty Bank Facility as a result of the 2015-A Term Securitization subject to the terms and conditions of those facilities.

While ownership of the timeshare receivables included in the 2015-A Term Securitization was transferred and sold for legal purposes, the transfer of these timeshare receivables was accounted for as a secured borrowing for financial accounting purposes.  Accordingly, no gain or loss was recognized as a result of this transaction.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of March 31, 2015, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of March 31, 2015		Availability as of March 31, 2015		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2015
Liberty Bank Facility	$50,000	$13,736		$36,264		November 2015; November 2018	Prime Rate +0.75%; 4.25%
NBA Receivable Facility (1)	30,000	25,602		4,398		October 2015; April 2021	30-Day LIBOR + 3.50%:4.50% (1)
CapitalSource Facility	40,000	25,209	(2)	14,791	(2)	September 2016; September 2019	30 day LIBOR+4.50%;4.68%
BB&T/DZ Purchase Facility	80,000	-		80,000		December 2015; December 2018	Applicable Index rate+3.50%;3.88%(3)
Quorum Purchase Facility	40,000	24,521		15,479		December 2015; December 2030	(4)
	$240,000	$89,068		$150,932

(1)

Of the amount outstanding as of March 31, 2015, $9.1 million bears interest at the 30-day LIBOR + 3.25% subject to a floor of 4.0% and $16.5 million bears interest at the 30-day LIBOR +3.5% subject to a floor of 4.5%. Future borrowings will incur interest at the 30-day LIBOR plus 3.5%, subject to an interest rate floor of 4.5%.

(2)

The outstanding balance presented in the table above includes, and availability as of March 31, 2015 reflects, $2.8 million outstanding under the CapitalSource Term Loan.  Information regarding the Capital Source Term Loan is included in Note 11 under Item 1 of this report and in Note 15 of the Company’s  Annual Report on Form 10-K for the year ended December 31, 2014.

(3)

The Applicable Index Rate for portions of amounts outstanding may be LIBOR, a “Cost of Funds” rate or commercial paper rates.  Interest charged on this facility is subject to an index rate floor of 0.375%.  As described in further detail below, the interest rate will increase to the applicable rate plus 5.5% upon the expiration of the advance period.

(4)

Of the amount outstanding as of March 31, 2015, $9.1 million bears interest a fixed rate of 6.9%, $8.3 million bears interest at a fixed rate of 5.5%, and $7.1 million bears interest at a fixed rate of 5.0%.

Liberty Bank Facility.  Since 2008, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  Pursuant to the terms of the agreement, as amended in December 2013, the aggregate maximum outstanding borrowings are $50.0 million and the revolving credit period will expire in November 2015.  The Liberty Bank Facility allows future advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 50% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, all of which bear interest at the WSJ Prime Rate plus 0.75% per annum subject to a 4.25% floor.  Principal and interest is required to be paid as cash is collected on the pledged receivables, with all outstanding amounts being due in November 2018.  As previously described above, during January 2015, Bluegreen repaid $22.3 million under the facility in connection with the 2015-A Term Securitization.

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

BB&T/DZ Purchase Facility.  Bluegreen has a timeshare notes receivable purchase facility (the “BB&T/DZ Purchase Facility”) with Branch Banking and Trust Company (“BB&T Bank”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), with maximum outstanding financings of $80.0 million.  Availability under the BB&T/DZ Purchase Facility is on a revolving basis through December 31, 2015, and amounts financed are secured by timeshare receivables at an advance rate of 75%, subject to eligible collateral and other terms of the facility, which Bluegreen believes to be customary for financing arrangements of this type.  The facility will mature and all outstanding amounts will become due thirty-six months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility.  Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by BB&T Bank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ.  The interest rate under the facility equals the applicable index rate plus 3.5% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 5.5%.  In each case, the applicable index rate is subject to a floor of 0.375%.  Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the receivables advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero.  As described above, during January 2015, Bluegreen repaid all amounts outstanding under the facility in connection with the 2015-A Term Securitization.  While ownership of the timeshare receivables included in the facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes.  The facility is nonrecourse and is not guaranteed by Bluegreen.

Quorum Purchase Facility.  Since December 2010, Bluegreen and Bluegreen/Big Cedar Vacations have maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”).  In 2014, the Quorum Purchase Facility was amended and extended pursuant to which Quorum agreed to purchase, on a revolving basis through June 30, 2015, eligible timeshare receivables in an amount of up to an aggregate $40.0 million purchase price, pursuant to the terms of the facility and subject to certain conditions precedent.  The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, and provide for a program fee rate of 5.0% per annum, with respect to any future advances.  Future advances are also subject to a loan purchase fee of 0.5%.  The Quorum Purchase Facility becomes due in December 2030.  Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale.  Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest, and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.  While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes.  The facility is nonrecourse and is not guaranteed by Bluegreen.

Credit Facilities for Bluegreen Inventories with Future Availability

NBA Line of Credit.  In December 2013, Bluegreen/Big Cedar Vacations entered into a $10.0 million revolving line of credit with NBA secured by timeshare inventory at the Paradise Point resort (the “NBA Line of Credit”). Amounts outstanding under the line of credit bear interest at a rate equal to 30-day LIBOR plus 4.5%, subject to an interest rate floor of 5.5%, and mature in December 2018. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions pursuant to the terms of the agreement. The NBA Line of Credit is cross-collateralized with the NBA Facility described above under “Credit Facilities for Bluegreen Receivables with Future Availability.” As of March 31, 2015, $0.5 million was outstanding under the NBA Line of Credit.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit.  On November 5, 2014, Bluegreen entered into a $25.0 million revolving credit facility with Fifth Third Bank as administrative agent and lead arranger and Fifth Third Bank, Bank of America, N. A. and Branch Banking and Trust Company as initial lenders.  The facility is secured by certain of Bluegreen’s sales centers, certain VOI inventory and specified non-consumer receivables and is guaranteed by certain of Bluegreen’s subsidiaries.  Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% (with other borrower elections).  The facility matures in November 2016 subject to an annual clean up provision.  The facility contains covenants and conditions which Bluegreen considers to be customary for transactions of this type.  Borrowings are used by Bluegreen for general corporate purposes.  As of March 31, 2015, the interest rate under the note was 3.02% and $10.0 million was outstanding.

Bluegreen has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.  Information regarding these facilities and securitizations is included in Note 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Commitments

Bluegreen’s material commitments as of March 31, 2015 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of March 31, 2015 (in thousands):

	Payments Due by Period
					Purchase
	Less than	1 — 3	4 — 5	After 5	Accounting
Contractual Obligations	1 year	Years	Years	Years	Adjustments	Total

Receivable-backed notes payable	$-	$7,681	$58,910	$356,013	$-	$422,604
Lines-of-credit and notes payable	17,213	14,529	45,729	3,525	-	80,996
Jr. subordinated debentures	-	-	-	110,827	(45,204)	65,623
Inventory purchase commitment	4,998	14,278	4,591	-	-	23,867
Noncancelable operating leases	9,392	16,875	5,212	12,856	856	45,191
Total contractual obligations	31,603	53,363	114,442	483,221	(44,348)	638,281

Interest Obligations (1)
Receivable-backed notes payable	17,724	35,102	31,841	104,002	-	188,669
Lines-of-credit and notes payable	5,319	8,565	4,727	157	-	18,768
Jr. subordinated debentures	5,659	11,318	11,318	89,823	-	118,118
Total contractual interest	28,702	54,985	47,886	193,982	-	325,555
Total contractual obligations	$60,305	$108,348	$162,328	$677,203	$(44,348)	$963,836

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2015.

As of March 31, 2015, cash required to satisfy Bluegreen’s development obligations related to resort buildings and resort amenities is estimated to be approximately $4.0 million, all of which primarily relates to Bluegreen/Big Cedar Vacations. Bluegreen plans to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, Bluegreen may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, Bluegreen anticipates that it will incur such obligations in the future.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with certain property owners’ associations. As of March 31, 2015 Bluegreen had liabilities for such subsidies totaling $3.0 million, which are included in accrued liabilities and other on the Consolidated Statement of Financial Condition as of that date.

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

Off-balance-sheet Arrangements

As of March 31, 2015, Bluegreen did not have any “off-balance sheet” arrangements.

BBX Capital

The Company’s consolidated financial statements for the three months ended March 31, 2015 and 2014 include the results of operations of BBX Capital. The following discussion relates to the BBX Capital, which is one of BFC’s two reportable segments.  The BBX Capital reportable segment consists of the operating activities of BBX, FAR, Renin and Sweet Holdings.

BBX Capital’s Business Strategy

BBX Capital was organized under the laws of the State of Florida in 1994. BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic and its subsidiaries.  BBX Capital’s activities subsequent to the sale of BankAtlantic and its subsidiaries as of July 31, 2012 involve the ownership, acquisition, investment and management of joint ventures and investments in real estate and real estate development projects as well as its investments in operating businesses.  BBX Capital also manages FAR, including overseeing the management and monetization of FAR’s assets.

BBX Capital’s investments include real estate joint ventures with developers for residential and commercial development projects in which BBX Capital funds its equity investment through cash investments or by contributing real estate properties.

BBX Capital Consolidated Results of Operations

The BBX Capital reportable segment includes the activities and operations of FAR, Renin and BBX Sweet Holdings, BBX Partners and CAM.

The FAR operating activities consist of BBX Capital’s activities associated with FAR include overseeing the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred membership interest and maximizing the cash flows of any remaining assets.

Renin which is owned 81% by BBX Capital and 19% by BFC, manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi and a sales and distribution office in the United Kingdom.

BBX Sweet Holdings’ operations include the activities of Hoffman’s and Williams & Bennett for three months ended March 31, 2014, and the activities of Hoffman’s, Williams & Bennett Jer’s, Helen Grace and Anastasia for the three months ended March 31, 2015.

BBX Capital’s other activities (which are sometimes hereinafter referred to as “BBX Operations”) include activities associated with BBX Partners and CAM such as managing BBX Capital’s commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as BBX Capital’s investment in Woodbridge and investments in real estate joint ventures.

Information regarding BBX Capital’s net income (loss) is set forth below (in thousands):

	For the Three Months Ended March 31,
	2015	2014	Change
BBX	$755	1,881	(1,126)
FAR	1,489	(355)	1,844
Renin	(827)	(352)	(475)
BBX Sweet Holdings	(537)	117	(654)
Income (loss) before provision
for income taxes	880	1,291	(411)
Provision for income taxes	3	-	3
Net income (loss)	$877	1,291	(414)

BBX Operations

The decline in the income from BBX operations before provision for income taxes during the 2015 first quarter compared to the same 2014 quarter was primarily the result of higher professional fees and share based compensation costs partially offset by increased recoveries from loan losses.

Professional fees were $3.0 million for the three months ended March 31, 2015 compared to $0.3 million during the same 2014 period.  Included in professional fees during the three months ended March 31, 2015 were $0.8 million, $0.4 million and $0.9 million of expenses associated with the SEC civil action, the recently completed tender offer by BFC for BBX Capital’s Class A common stock and accounting fees, respectively, compared to $0.1 million, $0 and $0.3 million, respectively, of such expenses during the same 2014 period.  Additionally, during the three months ended March 31, 2014, BBX received insurance reimbursements of $1.0 million associated with the SEC civil action.  BBX did not receive any insurance reimbursements during the three months ended March 31, 2015 and as discussed above in Note 12 included under Item 1 of this report, BBX Capital does not expect to receive any further reimbursements with respect to the SEC action unless the coverage issue with its carrier is resolved in BBX Capital’s favor.

Share-based compensation was $1.2 million for the three months ended March 31, 2015 compared to $0.9 million during the same 2014 period.  The higher share-based compensation during 2015 related to restricted securities issued to executive officers in October 2014.

Recoveries from loan losses were $3.2 million during the three months ended March 31, 2015 compared to $1.0 million during the same 2014 period.  The higher recoveries from loan losses during 2015 resulted primarily from the charged off residential loan portfolio and secondarily from charged off commercial loans.  Recoveries from loan losses during the three months ended March 31, 2014 reflected $1.1 million of property tax refunds on a charged off commercial land loan and $0.7 million of recoveries from BBX’s portfolio of charged-off loans partially offset by a $1.0 million provision for a commercial non-real estate loan.

FAR

The improvement in the FAR’s income before provision for income taxes during the 2015 first quarter compared to the same 2014 quarter was primarily the result of lower asset impairments and selling, general and administrative expenses partially offset by a decline in revenues.

Impairments during the three months ended March 31, 2015 consisted of net recoveries of $1.1 million compared to net impairments of $1.2 million during the same 2014 period.  The 2015 net recoveries resulted primarily from $1.0 million of recoveries upon foreclosure and $0.4 million of net reduction in loans held for sale valuation allowances partially offset by $0.3 million of write-downs on two real estate properties.  The 2014 net impairments reflect a $2.2 million valuation allowance on a student housing facility acquired through foreclosure partially offset by $0.6 million of recoveries on residential loan repayments and a reduction in loans held for sale valuation allowances of $0.5 million.

Selling, general and administrative expenses during the three months ended March 31, 2015 were $0.9 million compared to $1.5 million during the same 2014 period.  The reduction in selling, general and administrative expenses resulted primarily from lower asset servicing costs which declined from $0.7 million during the three months ended March 31, 2014 to $0.2 million during the same 2015 period.  The significant decline in asset servicing costs reflects lower asset balances due to loan repayments and sales, and real estate liquidations as well as the transfer of servicing of FAR’s commercial loans and real estate from a third party servicer to CAM and the renegotiation of servicing contracts at lower rates.

Total revenues during the three months ended March 31, 2015 were $1.4 million compared to $3.3 million during the same 2014 period.  The decline in total revenues primarily resulted from $1.1 million of lower interest income and $0.6 million of decreased other revenues associated with foreclosed loans.  The lower interest income during 2015 reflects lower non-accruing loan liquidations as well as declining accruing loan balances primarily resulting from loan payoffs and sales.

Renin

The decline in Renin’s income before provision for income taxes resulted primarily from $0.2 million of higher foreign currency exchange losses and a $0.4 million increase in selling, general and administrative expenses for the three months ended March 31, 2015 compared to the same 2014 period.  The loss on foreign currency exchange resulted primarily from the devaluation of the Canadian dollar compared to the U.S. dollar.  The increase in selling, general and administrative expenses reflects increased salaries and recruitment fees associated with the hiring of additional sales representatives and advertising expenditures for sales initiatives.

BBX Sweet Holdings

Revenues of BBX Sweet Holdings are highly seasonal with approximately 40% of total revenues expected to be earned in the fourth quarter.  It is anticipated that the financial results of the Sweet Holdings operating activities will vary significantly on a quarterly basis.

The decline in BBX Sweet Holdings’ income before provision for income taxes primarily resulted from higher selling, general and administrative expenses for the three months ended March 31, 2015 compared to the same 2014 period.  Selling, general and administrative expenses were 45% of trade sales during the three months ended March 31, 2015 compared to 33% of trade sales for the same 2014 period.  The higher selling, general and administrative expenses reflects increased compensation expense and consulting fees associated with the establishment of internal policies and procedures at the acquired companies as well as the costs associated with the recruitment of industry professionals for management positions.

BBX Capital Consolidated Financial Condition

BBX Capital’s total assets as of March 31, 2015 were $385.5 million compared to $392.9 million as of December 31, 2014.  The decline in total assets reflects the utilization of cash proceeds from loan repayments and real estate sales to repay BB&T’s preferred interest in FAR. The changes in the components of total assets from December 31, 2014 to March 31, 2015 are summarized below:

•

Decrease in cash resulting primarily from $7.0 million of land development costs, $6.2 million of payments of BB&T’s preferred interest in FAR, $1.3 million of notes payable payments, $2.6 million increase in restricted cash primarily for development activities and operating expenses, partially offset by $6.7 million of loan repayments and recoveries and $2.9 million of proceeds from the sales of real estate,

•	Lower loans receivable and loans held-for-sale balances due to loan repayments and $2.2 million of loans transferred through foreclosure to real estate held-for-sale,
•	Decrease in trade receivables due to lower trade sales volume during the first quarter of 2015 compared to the fourth quarter of 2014,
•	Increase in real estate held-for-investment primarily from development activities,
•

Decrease in real estate held-for-sale primarily from $3.0 million of real estate sales and $1.0 million of properties transferred to real estate held-for-investment, partially offset by $2.2 million of real estate acquired through foreclosure,

•

Decrease in investment in real estate joint ventures reflecting $0.3 million of equity losses for the three months ended March 31, 2015 partially offset by $68,000 of capitalized interest expense associated with equity method investment properties under development,

•	Increase in value of BBX Capital’s investment in Woodbridge reflecting $5.8 million of equity earnings, and

•	Increase in other assets associated with a $1.3 million refundable deposit associated with development activities.

BBX Capital’s total liabilities at March 31, 2015 were $72.0 million compared to $81.7 million at December 31, 2014.  The changes in the components of total liabilities from December 31, 2014 to March 31, 2015 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting distributions of proceeds from the monetization of FAR’s assets,
•	Decrease in notes payable reflecting notes payable scheduled principal repayments partially offset by discount amortization, and
•	Decrease in other liabilities due primarily to the payment of annual bonuses during the three months ended March 31, 2015 and lower accounts and accrued expense balances.

Liquidity and Capital Resources

BBX Capital’s current assets at March 31, 2015 consisted of cash, inventory and trade receivables aggregating $47.7 million. This does not include $2.6 million and $18.0 million of current assets held in FAR and Renin, respectively.  BBX Capital had $23.3 million of current liabilities as of March 31, 2015.  This does not include $0.5 million and $9.1 million of current liabilities of FAR and Renin, respectively.  BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate held-for-sale and income from income producing real estate, revenues from BBX Sweet Holdings acquisitions and distributions received from FAR and Woodbridge.

BBX Capital expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities and the outcome of legal proceedings against Bluegreen, including In Re:  Bluegreen Corp. Shareholder Litigation where the plaintiffs in a class action are seeking substantial damages against Bluegreen, Woodbridge and others in connection with the acquisition of Bluegreen’s previously publicly held shares by Woodbridge.   Additionally, in April 2015, BFC borrowed $80 million from a wholly-owned subsidiary Bluegreen to finance the purchase of 4,771,221 shares of BBX Capital’s Class A Common Stock in BFC’s recently completed tender offer. As a consequence, BBX Capital may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all.  BBX Capital also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and in FAR which as of May 6, 2015 became wholly-owned by BBX Capital upon the repayment and redemption of BB&T’s preferred membership interest in FAR.  BBX Capital also may seek to obtain funds through borrowings or the issuance of equity securities. BBX Capital anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, operating expenses of Renin and BBX Sweet Holdings and, to the extent of available liquidity, to pursue its business strategy of investing, directly or through joint ventures in real estate (which may include acquisition and/or development) and in operating businesses.  BBX Sweet Holdings is actively pursuing other acquisitions in the candy and confections industry. Since its formation in 2012, the cash held in FAR and generated from its assets was used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and was generally not available for distribution to BBX Capital beyond its 5% preferred membership interest. As a result of the repayment and redemption of BB&T’s preferred membership interest in FAR on May 6, 2015, FAR is now wholly-owned by BBX Capital.

A significant source of BBX Capital’s liquidity is the liquidation of loans and real estate, recoveries from the charged off loan portfolio, cash proceeds from the  contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the three months ended March 31, 2015, the proceeds from loans and real estate were approximately $6.7 million and $2.9 million, respectively. In April 2015 BBX Capital received $6.2 million of dividends from Woodbridge. There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

BBX Capital’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures (including the payment of property taxes) in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX Capital’s Consolidated Contractual Obligations as of March 31, 2015 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$6,132	-	-	6,132	-
Operating lease obligation	18,974	2,730	5,408	4,931	5,905
Notes payable to related parties	11,750	-	-	11,750	-
Notes payable	17,435	2,919	4,600	8,279	1,637
Other obligations	430	120	240	70	-
Total contractual cash obligations	$54,721	5,769	10,248	31,162	7,542

Notes payable as of March 31, 2015 consisted of a term loan and revolving credit advances issued by Renin with an aggregate balance of $7.7 million, $7.8 million of promissory notes and promissory notes representing holdback amounts issued by BBX Sweet Holdings in connection with its acquisitions, and a $1.6 million note payable issued by a subsidiary of BBX Sweet Holdings.  See Note 11 included under Item 1 of this report and Note 15 of the Consolidated Financial Statements included in BFC’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the notes payable terms and covenants.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures.  See Note 12 Commitments and Contingencies included under Item 1 of this report for a discussion of BBX Capital’s contingent obligations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BFC

The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s market risk, including equity pricing risk associated with the real estate market and interest rate risk.

Because BBX Capital is consolidated in BFC’s financial statements, a significant change in the market price of BBX Capital’s stock would not directly impact BFC’s financial results, but would likely have an effect on the market price of BFC’s Class A Common Stock and Class B Common Stock. The market price of BFC’s Class A Common Stock and Class B Common Stock, and the market price of BBX Capital’s Class A Common Stock, are important to the valuation and financing capability of BFC.

As previously described, BFC received an $80 million loan from a subsidiary of Bluegreen during April 2015.  Amounts outstanding under the loan bear interest at a fixed rate of 10%. There are currently no restrictions on BFC incurring any additional debt. BFC’s indebtedness may have several important impacts on BFC, including that BFC will be required to utilize cash flow to service the debt, indebtedness may make BFC more vulnerable to economic downturns, and indebtedness may subject BFC to covenants or restrictions on its operations and activities or on its ability to pay dividends.

The Company’s results, particularly with respect to the results of Bluegreen, FAR and BBX are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.  Changes in interest rates can impact the net interest income recognized by BBX Capital and Bluegreen as well as the valuation of their respective assets and liabilities (as well as Woodbridge’s indebtedness at its parent company level).  The Company’s interest rate risk position did not significantly change during the three months ended March 31, 2015.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.  RISK FACTORS

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5.    OTHER INFORMATION

Employment Agreement Summary

On May 6, 2015, the Company entered into an employment agreement with Raymond S. Lopez, the Company’s Chief Financial Officer and Chief Accounting Officer. Under the terms of his employment agreement, Mr. Lopez will receive an initial annual base salary of $174,500.  Mr. Lopez’s annual base salary is subject to review and may be increased from time to time in the discretion of the Company’s Compensation Committee but may not be reduced without the consent of Mr. Lopez. Mr. Lopez is also eligible under his employment agreement to receive an annual bonus as determined from time to time by the Compensation Committee in an amount of up to 60% of his then-current annual base salary. Mr. Lopez’s employment agreement will continue until terminated by the Company or Mr. Lopez.  The employment agreement may be terminated by the Company for “Cause” or “Without Cause” or by Mr. Lopez for “Good Reason” (in each case as such terms are defined in the employment agreement).  If the employment agreement is terminated by the Company for “Cause,” Mr. Lopez will be entitled to receive his base salary through the date of termination. If the employment agreement is terminated by the Company “Without Cause” or by Mr. Lopez for “Good Reason,” Mr. Lopez will be entitled to receive a severance payment in an amount equal his annual base salary and annual bonus opportunity at the date of termination (or an amount equal to 1.5 times his annual base salary and 1.5 times his annual bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control” (as defined in the employment agreement)).  In addition, if the employment agreement is terminated by the Company “Without Cause” or by Mr. Lopez for “Good Reason,” the Company will be required for a period of one year from the date of termination to continue to provide Mr. Lopez with health insurance, life insurance, dental insurance and other benefits which he was receiving as of the date of termination.  The employment agreement will also be terminated upon Mr. Lopez’s death, in which case Mr. Lopez’s estate will be entitled to receive his base salary through the date of his death and the prorated portion of his annual bonus (based on the average annual bonus paid to him during the prior two fiscal years) through the date of his death.  Mr. Lopez agreed in the employment agreement to enter into a non-disclosure, non-competition, confidentiality and non-solicitation of customers agreement with the Company on terms acceptable to both Mr. Lopez and the Company, and compliance with the terms of such agreement is a condition to the Company’s requirement to make any severance payment or provide continued benefits to Mr. Lopez as described above.  The foregoing description of Mr. Lopez’s employment agreement with the Company is a summary only and is qualified in its entirety by reference to the full text of the employment agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Mr. Lopez also serves as BBX Capital’s Chief Financial Officer.  On May 6, 2015, Mr. Lopez entered into an employment agreement with BBX Capital having terms and conditions, including compensation terms and amounts, which are the same as those described above with respect to his employment agreement with the Company.  Mr. Lopez’s employment agreement with BBX Capital is attached as an exhibit to BBX Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which is available on the SEC’s website at www.sec.gov and on BBX Capital’s website at www.bbxcapital.com.

Mr. Lopez is also an employee of Bluegreen. On May 6, 2015, Mr. Lopez entered into an employment agreement with Bluegreen.  The terms and conditions of Mr. Lopez’s employment agreement with Bluegreen are similar to those contained in his employment agreement with the Company, except that his initial annual base salary under his employment agreement with Bluegreen is $26,000 and his employment agreement with Bluegreen does not provide for the continuation of benefits following a termination for any reason, including following a termination by Bluegreen “Without Cause” or a termination by Mr. Lopez for “Good Reason.”  In addition, Mr. Lopez’s employment agreement with Bluegreen specifically provides for Mr. Lopez to continue to be eligible to participate in Bluegreen’s Long-Term Incentive Plan. Mr. Lopez’s employment agreement with Bluegreen is included as Attachment A to his employment agreement with the Company, which, as indicated above, is filed as Exhibit 10.1 hereto.

Tax Sharing Agreement Summary

On May 8, 2015, BFC, BBX, Woodbridge and Bluegreen and their respective subsidiaries entered into an “Agreement to Allocate Consolidated Income Tax Liability and Benefits” pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. The parties will calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  The foregoing summary is qualified in its entirety by reference to the agreement, a copy of which is filed as an exhibit to this Form 10-Q and is incorporated herein by reference.

Item 6.  EXHIBITS

Exhibit 10.1*Employment Agreement dated as of May 6, 2015, by and between BFC Financial Corporation and Raymond S. Lopez

Exhibit 10.2*Tax Sharing Agreement dated as of May 8, 2015, by and between BFC Financial Corporation, BBX Capital and Bluegreen

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

BFC FINANCIAL CORPORATION

Date:  May 8, 2015By:/s/ Alan B. Levan

Alan B. Levan, Chief Executive Officer

Date:  May 8, 2015By:/s/ Raymond S. Lopez

Raymond S. Lopez, Chief Financial Officer and

Chief Accounting Officer