Form 10-Q
period 2015-06-30
BFC FINANCIAL CORP
filed 2015-08-07
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2015

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 3, 2015 is as follows:

Class A Common Stock of $.01 par value,  76,982,430 shares outstanding.
Class B Common Stock of $.01 par value, 10,127,860 shares outstanding.

(i)

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BFC Financial Corporation
Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2015	2014

ASSETS
Cash and interest bearing deposits in banks ($123 in 2015 and $4,993 in 2014
held by variable interest entities ("VIEs"))	$191,817	279,437
Restricted cash ($29,474 in 2015 and $31,554 in 2014 held by VIEs)	66,206	54,620
Loans held for sale ($0 in 2015 and $35,423 in 2014 held by VIEs)	23,480	35,423
Loans receivable, net of allowance for loan losses of $172 in 2015 and $977 in 2014
(including $0 in 2015 and $18,972, net of $977 allowance in 2014 held by VIE)	31,275	26,844
Notes receivable, including net securitized notes held by VIEs of $291,551 in 2015
and $293,950 in 2014, net of allowance of $101,899 in 2015 and $102,566 in 2014	406,685	424,267
Inventory	233,993	209,893
Real estate held for investment ($0 in 2015 and $19,945 in 2014 held by VIEs)	83,974	76,552
Real estate held for sale ($0 in 2015 and $13,745 in 2014 held by VIEs)	38,626	41,733
Investments in unconsolidated real estate joint ventures	16,524	16,065
Properties and equipment, net ($0 in 2015 and $7,561 in 2014 held by VIEs)	88,148	89,051
Goodwill and intangible assets, net	95,719	79,730
Other assets ($13 in 2015 and $1,017 in 2014 held by VIEs)	78,056	77,681
Total assets	$1,354,503	1,411,296

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($0 in 2015 and $12,348 in 2014 held by VIEs)	$-	12,348
Receivable-backed notes payable - recourse	65,722	92,129
Receivable-backed notes payable - non-recourse (held by VIEs)	340,492	320,275
Notes and mortgage notes payable and other borrowings	104,334	107,984
Junior subordinated debentures	151,236	150,038
Deferred income taxes	11,084	92,609
Shares subject to mandatory redemption	12,902	12,714
Other liabilities ($32 in 2015 and $12,602 in 2014 held by VIEs)	219,059	176,493
Total liabilities	904,829	964,590

Commitments and contingencies (See Note 12)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 73,307,734 in 2015 and 73,307,012 in 2014	733	733
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 10,132,184 in 2015 and 10,168,105 in 2014	101	102
Additional paid-in capital	143,248	142,058
Accumulated earnings	195,841	109,660
Accumulated other comprehensive income	389	353
Total BFC Financial Corporation ("BFC") equity	340,312	252,906
Noncontrolling interests	109,362	193,800
Total equity	449,674	446,706
Total liabilities and equity	$1,354,503	1,411,296

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Sales of VOIs	$59,732	64,071	112,914	124,315
Sales, other	19,583	15,521	39,118	32,076
Interest income	21,888	21,499	41,601	43,700
Fee-based sales commission	47,974	43,194	80,574	70,309
Other fee-based services revenue	24,948	23,008	48,701	44,933
Other revenue	16,846	5,743	18,103	8,113
Total revenues	190,971	173,036	341,011	323,446

Costs and Expenses
Cost of sales of VOIs	7,381	8,277	12,247	15,325
Cost of sales, other	14,195	11,445	28,030	23,546
Cost of other fee-based services	16,748	14,770	31,549	28,322
Interest expense	9,903	12,300	20,523	24,977
Reversals of loan losses	(6,608)	(2,046)	(10,429)	(3,294)
(Loss recoveries) impairments of assets	(810)	(94)	(1,873)	1,225
Litigation settlement	36,500	-	36,500	-
Selling, general and administrative expenses	114,226	103,016	212,044	193,355
Total costs and expenses	191,535	147,668	328,591	283,456

Equity losses in unconsolidated real estate joint ventures	(291)	(26)	(595)	(32)
Other income	1,114	1,004	2,215	1,684
Income from continuing operations before income taxes	259	26,346	14,040	41,642
Benefit (provision) for income taxes (See Note 11)	90,353	(11,511)	81,744	(20,265)
Net income	90,612	14,835	95,784	21,377
Less: Net income attributable to noncontrolling interests	6,317	5,575	9,603	8,981
Net income attributable to BFC	$84,295	9,260	86,181	12,396

				CONTINUED

BFC Financial Corporation
Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic and Diluted Earnings Per Common Share
Attributable to BFC (Note 16):
Basic Earnings Per Common Share
Net earnings per common share	$0.97	0.11	0.99	0.15

Diluted Earnings Per Common Share
Net earnings per common share	$0.97	0.11	0.99	0.15

Basic weighted average number of
common shares outstanding	87,093	83,513	87,114	83,350

Diluted weighted average number of common
and common equivalent shares outstanding	87,286	84,698	87,309	84,664

Amounts attributable to BFC common shareholders:
Net income available to common shareholders	$84,295	9,260	86,181	12,396

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Comprehensive Income - Unaudited
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$90,612	14,835	95,784	21,377

Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale, net of tax	(12)	6	(25)	18

Unrealized gains from foreign currency translation	(33)	13	99	42

Other comprehensive income, net of tax	$(45)	19	74	60

Comprehensive income, net of tax	90,567	14,854	95,858	21,437
Less: Comprehensive income attributable
to noncontrolling interests	6,303	5,579	9,641	8,997
Total comprehensive income attributable to BFC	$84,264	9,275	86,217	12,440

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Changes in Equity - Unaudited
For the Six Months Ended June 30, 2015 and 2014
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2013	71,265	7,337	$713	73	142,585	95,810	240	239,421	182,975	422,396
Net income	-	-	-	-	-	12,396	-	12,396	8,981	21,377
Other comprehensive income	-	-	-	-	-	-	44	44	16	60
Subsidiaries' capital transactions attributable to noncontrolling interest	-	-	-	-	-	-	-	-	1,126	1,126
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(43)	(43)
Subsidiaries' capital transactions attributable to BFC	-	-	-	-	550	-	-	550	-	550
Conversion of Common Stock from Class B to Class A	38	(38)	-	-	-	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(255)	-	(3)	-	(982)	-	-	(985)	-	(985)
Issuance of Common Stock from exercise of options	594	212	6	2	322	-	-	330	-	330
Share-based compensation	-	-	-	-	776	-	-	776	-	776
Balance, June 30, 2014	71,642	7,511	$716	75	143,251	108,206	284	252,532	193,055	445,587

Balance, December 31, 2014	73,307	10,168	$733	102	142,058	109,660	353	252,906	193,800	446,706
Net income	-	-	-	-	-	86,181	-	86,181	9,603	95,784
Other comprehensive income	-	-	-	-	-	-	36	36	38	74
Subsidiaries' capital transactions attributable to noncontrolling interest	-	-	-	-	-	-	-	-	952	952
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(2,268)	(2,268)
Net effect of BFC's tender offer of BBX Capital attributable to non-controlling interest	-	-	-	-	92,763	-	-	92,763	(92,763)	-
Consideration paid in connection with the tender offer of BBX Capital					(95,424)			(95,424)	-	(95,424)
Subsidiaries' capital transactions attributable to BFC	-	-	-	-	1,511	-	-	1,511	-	1,511
Conversion of Common Stock from Class B to Class A	36	(36)	-	-	-	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(60)	-	-	(1)	(173)	-	-	(174)	-	(174)
Issuance of Common Stock from exercise of options	25	-	-	-	10	-	-	10	-	10
Share-based compensation	-	-	-	-	2,503	-	-	2,503	-	2,503
Balance, June 30, 2015	73,308	10,132	$733	101	143,248	195,841	389	340,312	109,362	449,674

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$14,266	39,197

Investing activities:
Increase in restricted cash and time deposits at financial institutions	(2,647)	-
Proceeds from redemption and maturities of tax certificates	132	462
Purchase of securities available for sale	(5)	-
Distributions from unconsolidated affiliates	-	224
Investments in unconsolidated real estate joint ventures	(1,103)	(2,595)
Repayment of loans receivable, net	17,884	30,997
Proceeds from the sale of loans receivable	89	-
Proceeds from sales of real estate held-for-sale	34,758	13,870
Proceeds from contribution of real estate to
unconsolidated real estate joint ventures	-	4,710
Improvements in real estate held-for-investment	(11,488)	(312)
Purchases of real estate held-for-sale	(10,667)	-
Purchases of property and equipment	(4,650)	(11,521)
Proceeds from the sale of property and equipment	257	53
Cash paid for acquisitions, net of cash received	(9)	(2,000)
Acquisition of BBX Capital Class A shares	(95,424)	-
Net cash (used in) provided by investing activities	$(72,873)	33,888

Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	(12,348)	(41,531)
Repayments of notes, mortgage notes payable and other borrowings	(90,186)	(86,556)
Proceeds from notes, mortgage notes payable and other borrowings	78,490	57,289
Payments for debt issuance costs	(2,537)	(312)
Proceeds from the exercise of BFC stock options	10	330
Retirement of Class A common stock	(174)	(985)
Distributions to non-controlling interest	(2,268)	(43)
Net cash used in financing activities	$(29,013)	(71,808)

Decrease in cash and cash equivalents	(87,620)	1,277
Cash and cash equivalents at beginning of period	279,437	217,636
Cash and cash equivalents at end of period	$191,817	218,913

		CONTINUED

BFC Financial Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2015	2014

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$17,641	22,099
Income taxes paid	12,039	10,208
Income tax refunded	(317)	(77)

Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate
held-for-sale or real estate held-for-investment	$2,427	13,229
Real estate held-for-investment transferred to investment
in joint ventures	-	1,920
Real estate held-for-investment transferred to real
estate held-for-sale	3,572	18,916
Receivable from sale of real estate held-for-sale	-	5,265
Issuance of notes payable to acquire business	1,395	-
Fair value of net assets acquired	1,404	-
Increase in BFC accumulated other comprehensive
income, net of taxes	36	44
Net increase in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	1,511	550

See Notes to Consolidated Financial Statements - Unaudited

BFC Financial Corporation

Notes to Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the consolidated financial condition of BFC at June 30, 2015; the consolidated results of operations and comprehensive income of BFC for the three and six months ended June 30, 2015 and 2014; changes in consolidated equity of BFC for the six months ended June 30, 2015 and 2014; and the consolidated cash flows of BFC for the six months ended June 30, 2015 and 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future period.  These unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).  All significant inter-company balances and transactions have been eliminated in consolidation.  As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

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

Strategic Transactions and Other Recent Events

Tender Offer for Shares of BBX Capital’s Class A Common Stock

On April 30, 2015, the Company completed a cash tender offer pursuant to which it purchased from the shareholders of BBX Capital a total of 4,771,221 shares of BBX Capital’s Class A Common Stock at a purchase price of $20.00 per share, for an aggregate purchase price of approximately $95.4 million.  Prior to the tender offer, the Company owned approximately 51% of the issued and outstanding shares of BBX Capital’s Class A Common Stock and all of the issued and outstanding shares of BBX Capital’s Class B Common Stock.  Collectively, these shares represented an approximately 51% equity interest and 74% voting interest in BBX Capital. As a result of the closing of the tender offer, the Company currently owns approximately 81% of the issued and outstanding shares of BBX Capital’s Class A Common Stock, which together with the shares of BBX Capital’s Class B Common Stock owned by the Company, represents an approximately 81% equity interest and 90% voting interest in BBX Capital.

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

Reversal of Valuation Allowance

At December 31, 2014, BFC had a valuation allowance against its consolidated net deferred tax assets of approximately $258 million, which was mainly attributable to federal and state net operating loss carry forwards. A valuation allowance on BFC’s net deferred tax assets was required until sufficient evidence exists to support the reversal of all or some portion of this allowance. As a result of the increase in BFC’s ownership interest in BBX Capital due to the purchase of additional shares of BBX Capital’s Class A Common Stock in the above-described tender offer, BFC will be filing a consolidated group tax return which will include the operations the BBX Capital, Woodbridge and Bluegreen. Based on filing a consolidated group tax return, BFC believes that there is sufficient positive evidence to allow BFC to reach a conclusion that a significant portion of its deferred tax valuation allowance is no longer required. As a result, a portion of BFC valuation allowance was released during the quarter ended June 30, 2015 and, in connection therewith, the Company recognized a benefit of $92.3 million during the quarter for the expected realization of its net deferred tax assets in future years.  In addition, the Company’s combined estimated annual effective tax rate has been reduced to reflect the expected realization of its deferred tax assets in the current year. See Note 11 for additional information regarding the Company’s income taxes.

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

Woodbridge Acquisition of Bluegreen; Settlement of Litigation

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a

46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note initially had a term of five years, with interest payable at a rate of 5% per annum and provided for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts due and payable at the end of the five-year term. During the six months ended June 30, 2015  and the year ended December 31, 2014, BBX Capital paid to Woodbridge a total of approximately $294,000 and $587,000, respectively, of interest on the Note.  BBX Capital’s Board of Directors has approved the repayment in full of the Note in connection with the settlement of the merger-related litigation described below. In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During April and July, 2015, Bluegreen paid a total of $14.0 million and $10.0 million, respectively, in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $13.4 million and $9.9 million, respectively, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge. During 2014, Bluegreen paid cash dividends totaling $71.5 million to Woodbridge, and Woodbridge declared and paid cash dividends totaling $69.1 million, which was allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

On March 26, 2013, Bluegreen issued $75 million of senior secured notes (the “2013 Notes Payable”) in a private transaction, the proceeds of which, together with approximately $14 million of Bluegreen’s unrestricted cash, were utilized in connection with the funding of the $149.2 million merger consideration indicated above. See Note 15 to the Consolidated Financial Statements included in the 2014 Annual Report for additional information regarding the 2013 Notes Payable.

Two consolidated class action lawsuits relating to the Bluegreen merger were filed.  The plaintiffs in these actions asserted that the consideration received by Bluegreen’s minority shareholders in the transaction was inadequate and unfair, and were seeking to recover damages in connection with the transaction. On June 5, 2015, the parties agreed to the settlement of the litigation. Pursuant to the settlement, Woodbridge or its affiliates will pay $36.5 million, which amounts to approximately $2.50 per share, into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the Bluegreen cash merger.  The amount to be received by such former Bluegreen shareholders will be reduced by administrative costs and attorneys’ fees and costs. It is anticipated that Woodbridge will fund the Settlement Fund with proceeds from BBX Capital’s repayment of its $11.75 million promissory note to Woodbridge and from additional capital contributions from BFC and BBX Capital of $13.4 million and $11.4 million, respectively, based on their respective 54% and 46% ownership interests in Woodbridge.  The settlement remains subject to final approval by the Court and dismissal with prejudice of all litigation arising from or relating to the merger, together with a full release of BFC, Bluegreen, Woodbridge, BBX Capital and others.   BFC, Bluegreen, Woodbridge, BBX Capital and all of the defendants in the action denied and continue to deny that any of them violated any laws or breached any duties to the plaintiffs or Bluegreen’s former shareholders.

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

2.    Fair Value Measurement

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of June 30, 2015 or December 31, 2014.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2015 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	June 30, 2015
Loans measured for impairment
using the fair value of the
underlying collateral	$110	-	-	110	117
Impaired real estate held-for-sale
and held-for-investment	2,525	-	-	2,525	522
Total	$2,635	-	-	2,635	639

(1)	Total impairments represent the amount of losses recognized during the six months ended June 30, 2015 on assets that were held and measured at fair value as of June 30, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis as of June 30, 2015 is as follows (Fair Value in thousands):

As of June 30, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment
using the fair value of the		Fair Value of	Discounted Rates and Appraised
underlying collateral	$110	Collateral	Value less Cost to Sell	$0.3 million ($0.3 million)
Impaired real estate held-for-sale		Fair Value of	Discounted Rates and Appraised
and held-for-investment	2,525	Property	Value less Cost to Sell	$0.2 - $1.0 million ($0.5 million)
Total	$2,635

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	June 30, 2014
Loans measured for impairment
using the fair value of the
underlying collateral	$126	-	-	126	245
Impaired real estate held-for-sale
and held-for-investment	11,604	-	-	11,604	2,428
Impaired loans held for sale	5,292	-	-	5,292	404
Total	$17,022	-	-	17,022	3,077

(1)	Total impairments represent the amount of losses recognized during the six months ended June 30, 2014 on assets that were held and measured at fair value as of June 30, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis as of June 30, 2014 was as follows (Fair Value in thousands):

As of June 30, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment
using the fair value of the		Fair Value of	Discounted Rates and Appraised
underlying collateral	$126	Collateral	Value less Cost to Sell	$0.1 - $0.4 million ($0.2 million)
Impaired real estate held-for-sale		Fair Value of	Discounted Rates and Appraised
and held-for-investment	11,604	Property	Value less Cost to Sell	$0.1 - $9.0 million ($1.7 million)
		Fair Value of	Discounted Rates and Appraised
Impaired loans held for sale	5,292	Collateral	Value less Cost to Sell	$0.1 - $0.7 million ($0.1 million)
Total	$17,022

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no significant liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of June 30, 2015 or December 31, 2014.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of BBX Capital’s loans are collateral dependent.  The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values as its loans are primarily secured by real estate.  BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans and broker price opinions to assist in measuring homogeneous impaired loans. The appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral.  However, the appraiser uses professional judgment in determining the fair value of the collateral, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date.  When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal. As a consequence, the calculation of the fair value of the collateral is considered a  Level 3 input.  BBX Capital generally recognizes impairment losses based on third party broker price opinions when impaired homogeneous loans become 120 days delinquent.  These third party valuations from real estate professionals also use Level 3 inputs in determining fair values.  The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at June 30, 2015 and December 31, 2014 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	June 30,	June 30,	Assets	Inputs	Inputs
	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-
for-sale, net	$54,755	66,338	-	-	66,338
Vacation ownership notes receivable, net	406,685	500,000	-	-	500,000
Notes receivable from preferred shareholders (1)	5,000	4,400	-	-	4,400

Financial liabilities:
Receivable-backed notes payable	$406,214	405,700	-	-	405,700
Notes and mortgage notes payable and
other borrowings	104,334	106,089	-	-	106,089
Junior subordinated debentures	151,236	143,500	-	-	143,500
Shares subject to mandatory redemption	12,902	12,215	-	-	12,215

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-
for-sale, net	$62,267	73,423	-	-	73,423
Vacation ownership notes receivable, net	424,267	520,000	-	-	520,000
Notes receivable from preferred shareholders (1)	5,000	4,400	-	-	4,400

Financial liabilities:
Receivable-backed notes payable	$412,404	411,400	-	-	411,400
Notes and mortgage notes payable and
other borrowings	107,984	108,828	-	-	108,828
BB&T preferred interest in FAR	12,348	12,383	-	-	12,383
Junior subordinated debentures	150,038	134,500	-	-	134,500
Shares subject to mandatory redemption	12,714	12,215	-	-	12,215

(1)	Notes receivable from preferred shareholders is included in other assets on BFC’s statements of financial condition as of June 30, 2015 and December 31, 2014.

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

The fair value of Bluegreen’s notes receivable and BFC’s notes receivable from preferred shareholders are estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

The fair value of BFC’s shares subject to mandatory redemption is calculated using the income approach with Level 3 inputs discounting the estimated cash flows at a market discount rate.

BB&T’s preferred interest in FAR was considered an adjustable rate debt security.  The fair value of this security was calculated using the income approach with Level 3 inputs and was obtained by discounting forecasted cash flows by risk adjusted market interest rate spreads to the LIBOR swap curve.  The market spreads were obtained from reference data in secondary institutional markets.

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

3.    Variable Interest Entities

Bluegreen

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, and are designed to provide liquidity for Bluegreen and to transfer the economic risks and certain benefits of the notes receivable to third-parties.  In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization.

With each securitization, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of June 30, 2015, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no triggering events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a variable interest entity.  Bluegreen’s analysis includes both quantitative and qualitative reviews.  Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and bases its qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements.  Bluegreen also uses its qualitative analysis to determine if Bluegreen must consolidate a variable interest entity as the primary beneficiary.  In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is the primary beneficiary and, therefore, Bluegreen consolidates the entities into its financial statements.  As previously described, BFC consolidates Bluegreen and its consolidated subsidiaries and VIEs into BFC’s financial statements.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest or, in certain facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note receivable.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the six months ended June 30, 2015 and 2014 were $1.6  million and $2.8 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the associated notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s consolidated statements of financial condition is set forth below (in thousands):

	June 30,	December 31,
	2015	2014
Restricted cash	$29,474	$31,554
Securitized notes receivable, net	291,551	293,950
Receivable backed notes payable - non-recourse	340,492	320,275

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

BBX Capital

FAR

BB&T’s preferred equity interest in FAR entitled it to a  $285 million preference amount plus the related priority return.  Based on FAR’s amended and restated limited liability company agreement, FAR was required to make distributions quarterly, or more frequently as approved by FAR’s Board of Managers, of excess cash flows from its operations and the orderly disposition of its assets to redeem the preferred membership interests.  As such, the Class A units, which represented the preferred equity interest in FAR, previously held by BB&T, which represented the preferred interest in FAR, were considered mandatorily redeemable and were reflected as debt obligations in the consolidated statement of financial condition at December 31, 2014 and the priority return is considered interest expense in the consolidated statements of operations.

The activities of FAR are governed by an amended and restated limited liability company agreement, which grants the Board of Managers decision-making authority over FAR.  Prior to May 6, 2015, the Board had four members, two members elected by the BBX Capital and two members elected by BB&T.  Upon redemption of BB&T’s preferred interest in FAR on May 6, 2015, FAR became a wholly owned subsidiary of BBX Capital and the two Board members designated by BB&T resigned.  FAR was no longer a variable interest entity as of May 6, 2015.

The carrying amount of the remaining assets and liabilities of FAR and the classification of these assets and liabilities in BFC’s consolidated statements of financial condition at December 31, 2014 was as follows (in thousands):

December 31,
2014
Cash and interest bearing deposits in banks	$4,976
Restricted cash	-
Loans held-for-sale	35,423
Loans receivable, net	18,972
Real estate held-for-investment	19,129
Real estate held-for-sale	13,745
Properties and equipment, net	7,561
Other assets	638
Total assets	$100,444
BB&T preferred interest in FAR, LLC	$12,348
Other liabilities	12,486
Total liabilities	$24,834

JRG / BBX Development, LLC (“North Flagler”)

In October 2013, an indirect wholly-owned subsidiary of BBX Capital entered into the North Flagler joint venture with JRG USA and in connection with the formation of the joint venture JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre real estate parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida.  During 2015, the zoning district surrounding this property was changed to permit up to 15  stories in building height from 4 stories in building height.  BBX Capital is entitled to receive 80% of any joint venture distributions to the extent of BBX Capital’s capital investment and 70% of any joint venture distributions thereafter.  BBX Capital’s indirect wholly-owned subsidiary is the managing member and has control of all aspects of the operations of the joint venture.

In May 2015, the North Flagler joint venture purchased the 4.5 acre parcel for $10.8 million and on the same day sold the property to a third party developer for $20.0 million.  Included in the statements of operations in other revenue for each of the three and six months ended June 30, 2015 was a $7.8 million gain on the property sale.  Net sales proceeds in the amount of $2.3 million were distributed to the noncontrolling member.

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in the statements of financial condition was as follows (in thousands):

	June 30,	December 31,
	2015	2014
Cash and interest bearing deposits in banks	$123	17
Real estate held-for-investment	-	816
Other assets	13	379
Total assets	$136	1,212
Other liabilities	$32	116
Noncontrolling interest	$16	132

4.     Investments in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	June 30,	December 31,
	2015	2014
Altis at Kendall Square, LLC	$1,202	1,264
Altis at Lakeline - Austin Investors LLC	5,089	5,000
New Urban/BBX Development, LLC	943	996
Sunrise and Bayview Partners, LLC	1,639	1,723
Hialeah Communities, LLC	4,855	5,091
PGA Design Center Holdings, LLC	1,921	1,991
BBX Miramar	875	-
Investments in unconsolidated real estate joint ventures	$16,524	16,065

The amount of interest capitalized in investments in unconsolidated real estate joint ventures associated with joint venture real estate development activities for the three and six months ended June 30, 2015 was $132,000 and $228,000, respectively.  There was no interest capitalized in investments in unconsolidated real estate joint ventures for the three or six months ended June 30, 2014.

The condensed statements of operations for the three and six months ended June 30, 2015 and 2014 for all of the above listed equity method joint ventures in the aggregate were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$658	152	1,037	227
Total costs and expenses	(1,317)	(281)	(2,388)	(370)
Net loss	$(659)	(129)	(1,351)	(143)

Information regarding BBX Capital’s investments in unconsolidated real estate joint ventures entered into during the six months ended June 30, 2015 are listed below.  See Note 10 to the Consolidated Financial Statements included in the 2014 Annual Report and Note 5 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 for information on BBX Capital’s investments in other unconsolidated real estate joint ventures entered into before December 31, 2014.

CCB Miramar, LLC

In May 2015, BBX Capital entered into a joint venture with two developers for the acquisition of real estate to construct single-family homes.  BBX Capital contributed $875,000 for a 30% interest in the joint venture and one of the developers contributed to the joint venture a contract to purchase the real estate for $46 million. The purchase of the real estate is subject to certain closing conditions, including receipt of all necessary entitlements and completion of due diligence.

5.  BBX Capital’s Loans Held-For-Sale

BBX Capital’s loans-held-for-sale are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Residential	$23,480	27,331
Second-lien consumer	-	2,351
Small business	-	5,741
Total loans held-for-sale	$23,480	35,423

Loans held-for-sale are reported at the lower of cost or fair value.  BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  BBX Capital transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  In June 2015, BBX Capital transferred its small business, residential and second-lien consumer loans from held-for-sale to held-for-investment based on its decision to hold these loans for the foreseeable future as a result of the recent appreciation of real estate values and the forecasted improving economic environment.  As a consequence, $2.4 million and $4.9 million of second-lien consumer, residential and small business loans, respectively, were transferred from loans held-for-sale to loans held-for-investment measured at the lower of cost or market on the transfer date.

During the six months ended June 30, 2015, BBX Capital sold two  charged off loans for an aggregate gain of $89,000.

As of June 30, 2015, foreclosure proceedings were in process on $14.5 million of BBX Capital’s residential loans held-for-sale.

6.    BBX Capital’s Loans Receivable

BBX Capital’s loans receivable portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Commercial non-real estate	$1,289	1,326
Commercial real estate	21,249	24,189
Small business	4,945	-
Consumer	3,894	2,306
Residential	70	-
Total loans, net of discount	31,447	27,821
Allowance for loan losses	(172)	(977)
Loans receivable -- net	$31,275	26,844

As of June 30, 2015, foreclosure proceedings were in process on $1.2 million of BBX Capital’s consumer loans.

The total discount on loans receivable was $4.0 million and $0 as of June 30, 2015 and December 31, 2014, respectively.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was as follows (in thousands):

	June 30,	December 31,
Loan Class	2015	2014
Commercial non-real estate	$1,289	1,326
Commercial real estate	12,469	14,464
Small business	673	-
Consumer	1,941	1,990
Residential	70	-
Total nonaccrual loans	$16,442	17,780

An age analysis of the past due recorded investment in BBX Capital’s loans receivable as of June 30, 2015 and December 31, 2014 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
June 30, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	959	1,289
Commercial real estate	-	-	3,985	3,985	17,264	21,249
Small business	192	-	185	377	4,568	4,945
Consumer	126	-	1,505	1,631	2,263	3,894
Residential	24	-	43	67	3	70
Total	$342	-	6,048	6,390	25,057	31,447

1)	BBX Capital had no loans that were 90 days or more past due and still accruing interest as of June 30, 2015.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	996	1,326
Commercial real estate	-	-	5,458	5,458	18,731	24,189
Consumer	-	227	1,703	1,930	376	2,306
Residential	-	-	-	-	-	-
Total	$-	227	7,491	7,718	20,103	27,821

1)	BBX Capital had no loans that were 90 days or more past due and still accruing interest as of December 31, 2014.

The activity in BBX Capital’s allowance for loan losses for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Allowance for Loan Losses:
Beginning balance	$381	1,588	977	2,713
Charge-offs :	(221)	(282)	(896)	(2,299)
Recoveries :	6,620	2,621	10,520	4,761
Provision:	(6,608)	(2,046)	(10,429)	(3,294)
Ending balance	$172	1,881	172	1,881
Ending balance individually evaluated for impairment	$-	-	-	-
Ending balance collectively evaluated for impairment	172	1,881	172	1,881
Total	$172	1,881	172	1,881
Loans receivable:
Ending balance individually evaluated for impairment	$15,862	24,819	15,862	24,819
Ending balance collectively evaluated for impairment	$15,585	16,592	15,585	16,592
Total	$31,447	41,411	31,447	41,411
Proceeds from loan sales	$-	-	89	-
Transfer to loans held-for-sale	$-	-	-	-
Transfer from loans held-for-sale	$7,365	-	7,365	-

Impaired Loans – BBX Capital’s loans are considered impaired when, based on current information and events, BBX Capital believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated by BBX Capital for commercial and small business loans based on-past payment history, financial strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is established, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan.  Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans are recognized on a cash basis as interest income.   Impaired loans, or portions thereof, are charged off when deemed uncollectible.

BBX Capital’s impaired loans as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of June 30, 2015			As of December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$68	132	68	735	1,664	735
Total with no allowance recorded	20,675	37,779	-	17,361	35,812	-
Total	$20,743	37,911	68	18,096	37,476	735

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three and six months ended June 30, 2015 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2015
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$68	2	68	3
Total with no allowance recorded	23,082	357	24,543	712
Total	$23,150	359	24,611	715

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three and six months ended June 30, 2014 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$1,048	4	930	5
Total with no allowance recorded	$30,004	204	30,060	401
Total	$31,052	208	30,990	406

BBX Capital’s impaired loans without specific valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate were equal to or greater than the carrying value of the loans, or loans that were collectively measured for impairment.

BBX Capital had no commitments to lend additional funds on impaired loans as of June 30, 2015.

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

There were  no troubled debt restructurings during the three or six months ended June 30, 2015 or 2014.  There were  no loans modified in troubled debt restructurings beginning January 1, 2014 through June 30, 2015 that experienced a payment default during the three or six months ended June 30, 2015.  There were  no loans modified in troubled debt restructurings beginning January 1, 2013 through June 30, 2014 that experienced a payment default during the three or six months ended June 30, 2014.

7.    Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and Bluegreen’s allowance for credit losses (in thousands):

	As of
	June 30,	December 31,
	2015	2014
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$137,369	162,001
VOI notes receivable - securitized	368,512	361,930
Purchase accounting adjustment	-	(150)
	505,881	523,781
Allowance for credit losses	(101,632)	(102,259)
VOI notes receivable, net	$404,249	421,522
Allowance as a % of VOI notes receivable	20%	20%

Notes receivable secured by homesites: (1)
Homesite notes receivable	$2,703	3,052
Allowance for credit losses	(267)	(307)
Homesite notes receivable, net	$2,436	2,745
Allowance as a % of homesite notes receivable	10%	10%

Total notes receivable
Gross notes receivable	$508,584	526,983
Purchase accounting adjustment	-	(150)
Allowance for credit losses	(101,899)	(102,566)
Notes receivable, net	$406,685	424,267
Allowance as a % of notes receivable	20%	19%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method.  BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of June 30, 2015 and December 31, 2014, the outstanding contractual unpaid principal balance of the acquired notes was $63.3 million and $78.2 million, respectively. As of June 30, 2015 and December 31, 2014, the carrying amount of the acquired notes was $57.3 million and $70.7 million, respectively.

The carrying amount of the acquired notes is included in the amounts of notes receivable in the statements of financial condition at June 30, 2015 and December 31, 2014. The following is a reconciliation of accretable yield as of June 30, 2015 and December 31, 2014 (in thousands):

Accretable Yield	For the Six Months Ended June 30,	For the Twelve Months Ended December 31,
	2015	2014
Balance, beginning of period	$17,867	31,678
Accretion	(4,751)	(12,562)
Reclassification to nonaccretable yield	(191)	(1,249)
Balance, end of period	$12,925	17,867

The weighted-average interest rate on Bluegreen’s notes receivable was 16.1% and 16.0% at June 30, 2015 and December 31, 2014, respectively.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on notes receivable secured by VOIs was 16.1% at each of June 30, 2015 and December 31, 2014.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of June 30, 2015 and December 31, 2014, $9.9 million and $11.7 million, respectively, of Bluegreen’s VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit loss.

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

The activity in Bluegreen’s allowance for loan losses (including with respect to notes receivable secured by homesites) was as follows (in thousands):

	For the Six Months Ended
	June 30,
	2015	2014
Balance, beginning of period	$102,566	90,592
Provision for credit losses	16,276	17,443
Write-offs of uncollectible receivables	(16,943)	(13,777)
Balance, end of period	$101,899	94,258

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of June 30, 2015 and December 31, 2014 (in thousands):

	As of
	June 30,	December 31,
	2015	2014
Current	$487,503	500,405
31-60 days	4,776	6,505
61-90 days	3,713	5,361
> 90 days (1)	9,889	11,660
Purchase accounting adjustments	-	(150)
Total	$505,881	523,781

(1)

Includes $5.9 million and $6.0 million as of June 30, 2015 and December 31, 2014, respectively, relating to VOI notes receivable that, as of such date, had been defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit loss.

8.     Inventory

Inventory consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2015	2014
Bluegreen:
Completed VOI units	$168,661	166,332
Construction-in-progress	10,639	2,103
Real estate held for future development	88,964	83,560
Purchase accounting adjustment	(53,622)	(57,282)
Total Bluegreen	214,642	194,713

BFC and BBX Capital:
Land and facilities held for sale	699	675
Raw materials	5,554	4,628
Paper goods and packaging materials	4,610	3,834
Finished goods	8,488	6,043
Total BFC and BBX Capital	19,351	15,180

Total Inventory	$233,993	209,893

Bluegreen’s inventory is primarily comprised of completed VOIs, VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to Bluegreen’s inventory during the three or six months ended June 30, 2015 or 2014.

Interest capitalized to VOI inventory during the three and six months ended June 30, 2015 and 2014 was insignificant. The interest expense reflected in the Company’s consolidated statements of operations is net of capitalized interest.

BBX Capital’s inventory is primarily comprised of raw material, packaging materials and finished goods relating to BBX Capital’s subsidiaries, Renin and BBX Sweet Holdings.

9.    Real Estate Held-For-Sale and Real Estate Held-For-Investment

Although BBX Capital has purchased certain property, a significant portion of BBX Capital’s real estate has been acquired through foreclosures, settlements, or deeds in lieu of foreclosure.  Upon acquisition by BBX Capital, real estate is classified as real estate held-for-sale or real estate held-for investment.  Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, BBX Capital’s management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year.  When the property does not meet the real estate held-for-sale criteria, the real estate is classified as held-for-investment.

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of June 30,	As of December 31,
	2015	2014
Land	$31,828	33,505
Rental properties	1,748	1,748
Residential single-family	4,797	4,385
Other	253	2,095
Total held-for-sale	$38,626	41,733

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of June 30,	As of December 31,
	2015	2014
Land	$66,376	60,356
Rental properties	16,423	15,234
Other	1,175	962
Total held-for-investment	$83,974	76,552

The amount of interest capitalized in land held for investment associated with real estate development improvements for the three and six months ended June 30, 2015 was $245,000 and $431,000, respectively.  There was no interest capitalized in land held for development for the three or six months ended June 30, 2014.

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and six months ended June 30, 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2015
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$39,763	84,297	41,733	76,552
Acquired through foreclosure	271	-	2,427	-
Transfers	4,599	(4,599)	3,572	(3,572)
Purchases	10,667	-	10,667	-
Improvements	-	4,464	-	11,488
Accumulated depreciation	-	(164)	-	(245)
Sales	(16,453)	-	(19,405)	-
Impairments, net	(221)	(24)	(368)	(249)
End of Period	$38,626	83,974	38,626	83,974

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and six months ended June 30, 2014 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$33,444	108,430	33,971	107,336
Acquired through foreclosure	881	(63)	1,730	11,499
Transfers	15,345	(15,345)	18,916	(18,916)
Improvements	-	119	-	311
Accumulated depreciation	-	(109)	-	(212)
Sales	(11,578)	-	(16,388)	(4,800)
Impairments, net	(71)	-	(208)	(2,186)
End of Period	$38,021	93,032	38,021	93,032

The following table presents the real estate held-for-sale valuation allowance activity for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Beginning of period	$2,417	4,378	2,940	4,818
Transfer to held-for-investment	-	-	(93)	-
Impairments, net (1)	151	71	298	205
Sales	(36)	(2,080)	(613)	(2,654)
End of period	$2,532	2,369	2,532	2,369

(1)  Tax certificate impairments are not included in the above table.

10.     Debt

Notes Payable and Other Borrowings

The table below sets forth the balances of the lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable) and notes payable of BBX Capital as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	As of June 30, 2015			As of December 31, 2014
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$61,500	8.05%	$36,598	$64,500	8.05%	$43,903
Foundation Capital	-	-	-	7,010	8.00%	10,596
Pacific Western Term Loan	4,800	5.44%	11,462	2,945	5.91%	11,882
Fifth Third Bank Note	4,695	3.25%	9,375	4,817	3.25%	9,366
NBA Line of Credit	4,069	5.50%	14,870	789	5.50%	7,601
Fifth Third Syndicated LOC	10,000	2.94%	55,714	10,000	3.01%	52,453
Total Bluegreen	$85,064		$128,019	$90,061		$135,801

BBX Capital:
Wells Fargo Capital Finance	$8,368	(1)	$24,074	$8,028	(1)	$24,062
Anastasia Note	7,274	5.00%	12,321	7,214	5.00%	11,699
Centennial Bank - Hoffmans	1,629	5.25%	2,120	1,645	5.25%	2,145
Centennial Bank - Kencraft	995	2.35%	2,932	-	-	-
Other	1,004	(2)	23	1,036	(2)	26
Total BBX Capital	$19,270		$41,470	$17,923		$37,932

Total Notes Payable	$104,334		$169,489	$107,984		$173,733

(1)

The term loan and revolving advance facility bear interest at the Bank Prime Interest Rate or the daily three month LIBOR interest rate plus a margin specified in the credit agreement ranging from 0.5% to 3.25% per annum.

(2)	The notes bear interest at interest rates ranging from 0.90% to 6.0% and mature on December 31, 2015.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund Bluegreen’s operations.  Below are the new debt issuances and significant changes related to Bluegreen’s lines-of-credit or notes payable facilities (other than receivable-backed notes payable) during the six months ended June 30, 2015.

Foundation Capital.  In February 2015, Bluegreen repaid in full the Foundation Capital note payable.

Pacific Western Term Loan.  Bluegreen has a non-revolving term loan with Pacific Western Bank, as successor by merger to CapitalSource Bank, secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort (the “Pacific Western Term Loan”).  On June 25, 2015, the Pacific Western Term Loan was amended to increase its then outstanding balance from $2.4 million to $4.8 million, extend the maturity date from July 2016 to June 2019, and reduce the interest rate from 30-day LIBOR plus 5.75% to 30-day LIBOR plus 5.25%  (5.44% at

June 30, 2015).  Interest payments are paid monthly.  Principal payments are effected through release payments upon sales of the timeshare interests in the Bluegreen Odyssey Dells Resort that serve as collateral for the Pacific Western Term Loan, subject to mandatory principal reductions pursuant to the terms of the loan agreement.  The Pacific Western Term Loan is cross-collateralized and is subject to cross-default with the Pacific Western Facility described below under “Receivable-Backed Notes Payable.”

NBA Line of Credit. Since December 2013, Bluegreen/Big Cedar Vacations has had a revolving line of credit with NBA (the “NBA Line of Credit”).  The NBA Line of Credit is secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacation’s Paradise Point Resort.  Pursuant to an amendment to the NBA Line of Credit on June 30, 2015, the NBA Line of Credit was increased from $10.0 million to $15.0 million, the revolving advance period was extended from December 2016 to June 2018 and the maturity date was extended from December 2018 to June 2020.  In addition, the interest rate on borrowings under the NBA Line of Credit reduced from 30-day LIBOR plus 4.50% (with an interest rate floor of 5.50%) to 30-day LIBOR plus 3.50% (with an interest rate floor of 5.00%) upon completion of construction of the building.  Interest payments are paid monthly.  Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point Resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions pursuant to the terms of the NBA Line of Credit.  The NBA Line of Credit is cross-collateralized and is subject to cross-default with the NBA Receivables Facility described below under “Receivable-Backed Notes Payable.”

Fifth Third Syndicated Line-of-Credit.  In July 2015, Bluegreen repaid the outstanding balance of $10.0 million in accordance with the annual clean up provision, which requires the repayment of the outstanding balance for at least 30 consecutive days annually.  As of June 30, 2015, the facility was still available for use, subject to its terms and conditions.

BBX Capital

BBX Capital had the following new debt issuances and significant changes related to BBX Capital’s notes payable during the six months ended June 30, 2015.

BBX Sweet Holdings acquired the assets of Kencraft, Inc. (“Kencraft”) during April 2015.  Kencraft is a Utah based manufacturer of hard candies including lollipops, sugar Easter eggs, bubblegum and icing decorations.

In April 2015, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.0 million from a financial institution in the form of a promissory note in order to partially fund the Kencraft asset acquisition.  The promissory note bears interest at 2.35% per annum and the principal balance is payable on April 1, 2017 or sooner upon demand.  Interest is payable monthly.  The promissory note is secured by a $1.0 million certificate of deposit and a blanket lien on the Kencraft assets acquired. The $1.0 million time deposit account is included in restricted cash in the consolidated statement of financial condition as of June 30, 2015.  Additionally, in April 2015, a wholly-owned subsidiary of BBX Sweet Holdings issued a $400,000 Holdback Note to the seller in connection with the Kencraft acquisition.  The Holdback Note bears interest at 6% per annum payable quarterly beginning on July 1, 2015 and matures on April 1, 2017.  The Holdback Note serves as security for the sellers’ obligations under the respective purchase and sale agreements, including the sellers’ indemnity obligations and performance under each of the seller’s non-competition agreements and provides BBX Sweet Holdings with a set-off right.  BBX Capital is the guarantor on BBX Sweet Holdings’ Holdback Note.

Receivable-Backed Notes Payable

The table below sets forth the information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	As of June 30, 2015			As of December 31, 2014
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$21,600	4.25%	$29,915	$38,088	4.25%	$49,976
NBA Receivables Facility	22,331	4.00 - 4.50%	29,527	29,058	4.00 - 4.50%	35,296
Pacific Western Facility	21,791	4.69%	28,718	24,983	4.67%	32,397
Total	$65,722		$88,160	$92,129		$117,669

Non-recourse receivable-backed
notes payable:
BB&T/DZ Purchase Facility	$4,495	3.88%	$5,773	$42,818	3.88%	$56,406
Quorum Purchase Facility	25,442	5.00-6.90%	29,246	26,447	5.00-6.90%	30,158
GE 2006 Facility	14,471	7.35%	15,844	18,008	7.35%	19,881
2006 Term Securitization	-	-	-	12,366	6.16%	12,881
2007 Term Securitization	23,891	7.32%	26,021	30,126	7.32%	33,094
2008 Term Securitization	9,541	7.88%	10,509	11,846	7.88%	13,089
2010 Term Securitization	30,741	5.54%	36,523	37,048	5.54%	44,092
2012 Term Securitization	51,620	2.94%	56,956	59,377	2.94%	65,827
2013 Term Securitization	71,306	3.20%	75,444	82,239	3.20%	86,503
2015-A Term Securitization	108,985	3.02%	112,196	-	-	-
Total	$340,492		$368,512	$320,275		$361,931
Total receivable-backed debt	$406,214		$456,672	$412,404		$479,600

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during the six months ended June 30, 2015 were as follows:

Liberty Bank Facility.  In January 2015, Bluegreen repaid $22.3 million under the facility in connection with the issuance of the 2015-A Term Securitization described below.

NBA Receivables Facility.  Bluegreen/Big Cedar Vacations has a revolving timeshare hypothecation facility with NBA (the “NBA Receivables Facility”).  On June 30, 2015, the NBA Receivables Facility was amended to extend the revolving advance period and the maturity date, and to reduce the interest rate on future borrowings.  The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility up to a maximum of $45.0 million of outstanding borrowings (inclusive of outstanding borrowings under the NBA Line of Credit discussed above), subject to eligible collateral and specified terms and conditions, during a revolving credit period.  Pursuant to the terms of the amendment to the NBA Receivables Facility, the revolving advance period expiration date was extended from October 2015 to June 2018.  In addition, future borrowings under the NBA Receivables Facility will accrue interest at a rate equal to the 30-day LIBOR plus 3.25% (with an interest rate floor of 4.00%).  Borrowings outstanding under the NBA Receivables Facility prior to the amendment will continue to accrue interest at the previously prevailing rates, which for certain of the outstanding borrowings is 30-day LIBOR plus 3.25% (with an interest rate floor of 4.00%) and for the remainder of the outstanding borrowings is 30-day

LIBOR plus 3.50% (with an interest rate floor of 4.50%).  Principal repayments and interest on borrowings under the NBA Receivables Facility are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in December 2022.  Prior to the amendment, the NBA Receivables Facility was scheduled to mature in April 2021.    As of June 30, 2015, $9.1 million of the outstanding balance bears interest at 4.0% and $13.3 million of the outstanding balance bears interest at 4.5%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  The NBA Receivables Facility is cross-collateralized and is subject to cross-default with the NBA Line of Credit described above.

Pacific Western Facility.  Bluegreen has a revolving timeshare receivables hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, as successor-by-merger to CapitalSource Bank, which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  On June 25, 2015, Bluegreen amended the Pacific Western Facility to extend the revolving advance period and the maturity date, increase the advance rate for certain eligible receivables, and reduce the interest rate on portions of certain future borrowings.  Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million (inclusive of outstanding borrowings under the Pacific Western Term Loan discussed above), subject to eligible collateral and customary terms and conditions.  Pursuant to the terms of the amendment to the Pacific Western Facility, the revolving advance period expiration date was extended from September 2016 to September 2018, subject to an additional 12 month extension at the option of Pacific Western Bank.  Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, will continue to be subject to an 85% advance rate.  The Pacific Western Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 53% advance rate as a result of the amendment, compared to a 45% advance rate prior to the amendment.  Borrowings under the Pacific Western Facility will continue to accrue interest at 30-day LIBOR plus 4.50%, except that, pursuant to the amendment, the interest rate on a portion of future borrowings under the Pacific Western Facility, to the extent such borrowings are in excess of established debt minimums, will accrue interest at 30-day LIBOR plus 4.00%.  Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in September 2021, subject to an additional 12 month extension at the option of Pacific Western Bank.  Prior to the amendment, the Pacific Western Facility was scheduled to mature in September 2019.  The Pacific Western Bank Facility is cross-collateralized and is subject to cross-default with the Pacific Western Term Loan described above.

BB&T/DZ Purchase Facility.  In January 2015, Bluegreen repaid $42.3 million under the facility in connection with a portion of the proceeds from the issuance of the 2015-A Term Securitization described below.

2006 Term Securitization.  In January 2015, Bluegreen repaid in full the 2006 Term Securitization notes payable with a portion of the proceeds from the 2015-A Term Securitization.

2015-A Term Securitization. On January 29, 2015, Bluegreen completed a private offering and sale of $117.8 million of investment-grade, timeshare receivable-backed notes (the "2015-A Term Securitization"). The 2015-A Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): $89.4 million of A/A rated and $28.4 million of BBB/BBB- rated notes with note interest rates of 2.88% and 3.47%, respectively, which blended to an overall weighted average note interest rate of 3.02%. The gross advance rate for this transaction was 94.25%. The Notes mature in May 2030.

The amount of the timeshare receivables sold to BXG Receivables Note Trust 2015-A (the “2015-A Trust”) was $125.0 million, $100.2 million of which was sold to the 2015-A Trust at closing and, $24.8 million of which was subsequently sold to the 2015-A Trust during the six months ended June 30, 2015.  The gross proceeds of such sales to the 2015-A Trust were $117.8 million.  A portion of the proceeds were used to: repay the BB&T / DZ Purchase Facility a total of $42.3 million, representing all amounts then outstanding (including accrued interest); repay $22.3 million under the Liberty Bank Facility, plus accrued interest; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2015-A Term Securitization, Bluegreen, as servicer, funded $9.5 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2006-B, and certain of the timeshare loans in such trust were sold to the 2015-A Trust in connection with the 2015-

A Term Securitization.  The remaining $40 million of proceeds from the 2015-A Term Securitization were used by Bluegreen for general corporate purposes.

While ownership of the timeshare receivables included in the 2015-A Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

See Note 15 to the Consolidated Financial Statements included in the 2014 Annual Report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

As of June 30, 2015, Bluegreen was in compliance with all applicable debt covenants under its debt instruments.

Junior Subordinated Debentures

Woodbridge and Bluegreen Junior Subordinated Debentures

Woodbridge and Bluegreen formed statutory business trusts, each of which issued trust preferred securities and invested the proceeds thereof in Woodbridge’s and Bluegreen’s respective junior subordinated debentures. These trusts are variable interest entities in which Woodbridge and Bluegreen, respectively, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these business trusts; instead, the trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. There were no significant changes related to Woodbridge’s $85.0  million or Bluegreen’s $110.8 million of junior subordinated debentures during the three or six months ended June 30, 2015.

11.    Income Taxes

Release of Deferred Income Tax Valuation Allowance

At December 31, 2014, BFC had maintained a valuation allowance against deferred tax assets of $258 million.  A substantial portion of these deferred tax assets are attributable to federal and state net operating loss carry forwards.  Prior to the tender offer (“Tender Offer” discussed at Note 1-Tender Offer for Shares of BBX Capital’s Class A Common Stock), BFC, BBX Capital and Bluegreen filed separate group federal and state tax returns.  As a  separate tax return filer, BFC maintained full valuation allowance against certain deferred tax asset as it was Management’s determination that it was more likely than not that these deferred tax assets would not be realized.  As a result of the increase in BFC’s ownership interest in BBX Capital due to the purchase of additional shares of BBX Capital’s Class A Common Stock in the above-described tender offer, BFC will be filing a consolidated group tax return which will include the operations the BBX Capital, Woodbridge and Bluegreen from May 1, 2015 and forward.  A substantial portion of BFC’s net operating losses and other deductible temporary differences may be utilized in the consolidated return without limitation.

BFC evaluated all positive and negative evidence available as of the reporting date, including the ability to file a consolidated return with BBX Capital, Woodbridge and Bluegreen, the expected future reversal of existing taxable temporary differences, and expected future taxable income (primarily of Bluegreen) exclusive of reversing temporary differences and carry forwards.   BFC has determined that it is more likely than not that it will be able to realize certain deferred tax assets against which it had previously carried a valuation allowance.

In consideration of the expected realization of deferred tax assets in years beyond 2015, BFC has released a portion of its valuation allowance and has recognized a  deferred tax asset of approximately $92.3 million on its balance sheet as of June 30, 2015.

In accordance with ASC 740, BFC recorded, as a discrete item in the second quarter of 2015,  a $92.3 million tax benefit for the portion of the change in valuation allowance arising from the expected realization of deferred tax assets in future years. The tax benefit for the portion of the change in valuation allowance arising from income in the current year is included in BFC’s computation of the estimated annual effective tax rate for the year, and, therefore, will reduce the tax expense that BFC otherwise would have recorded.  See discussion of Provision for Income Taxes below.

BFC will continue to evaluate the positive and negative evidence available in subsequent periods and adjust its remaining valuation allowance to reflect the amount of net deferred tax assets it determines more likely than not to be realized.

Provision for Income Taxes

For the period from January 1, 2015 through the completion of the Tender Offer on April 30, 2015 (discussed at Note 1-Tender Offer for Shares of BBX Capital’s Class A Common Stock) and for the six month period ended June 30, 2014, the estimated annual effective tax rate was approximately 39%.  During those periods, the estimated annual effective tax rates were based upon Bluegreen’s separate estimated annual effective tax rate.  Consequently, Bluegreen’s provision for income taxes was $10.2 and $20.3 million for the four and six month periods ended April 30, 2015 and June 30, 2014, respectively.

For the remainder of the year, as a result of the change in the consolidated tax status of the Company arising from the tender offer discussed in Note 1, the combined annual effective tax rate is estimated to be 4%, which takes into account the tax benefit arising from the release of a portion of BFC’s deferred tax asset valuation allowance.  The valuation allowance provided against the Company’s net operating losses was no longer required as a result of the inclusion of Bluegreen’s taxable income in the consolidated tax entity for the period following the tender offer, through the remainder of the calendar year 2015. The 2015 combined estimated annual effective tax rate was applied to income from continuing operations before consideration of the $36.5 million Settlement (see Note 12- - Commitments and Contingencies) and reduced by net income from noncontrolling interests in joint ventures resulting in a $582,000 provision for income taxes for the period from May 1, 2015 to June 30, 2015.

Including the discrete benefit for the reversal of deferred tax valuation allowance, BFC recorded a net benefit for income taxes from continuing operations of $81.7 million for the six months ending June 30, 2015.

Bluegreen

In August 2015, Bluegreen received notice from the Internal Revenue Service that its Income Tax Return for the year ended December 31, 2013 was selected for audit.  Bluegreen intends to comply with any requests related to this audit.  While there is no assurance as to the results of these audits, Bluegreen does not currently anticipate any material adjustments in connection with these examinations.    As of June 30, 2015, Bluegreen did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

12.    Commitments and Contingencies

BFC, Wholly-Owned Subsidiaries, and Woodbridge (Parent Company)

A wholly-owned subsidiary of BFC/CCC previously had a 50% limited partner interest in a limited partnership that had a 10% interest in a limited liability company that owned an office building in Tampa, Florida.  As of June 30, 2015 and December 31, 2014, the carrying amount of this investment was $0 as a result of the office building sale described below.  Prior to the sale, the carrying amount of this investment was approximately $229,000, which was included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition.  In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that were not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents.  BFC and the unaffiliated members also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts were recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.  On February 5, 2014, the office building was sold and BFC/CCC received approximately $215,000 in proceeds from the sale.  As a result of the sale, BFC was released from the guarantee and any further obligations associated with the property.  Based on accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we were not deemed the primary beneficiary of the above-described entities related to BFC/CCC’s investment as BFC  did not have the power to direct the activities that could significantly impact the performance of these entities.  Accordingly, these entities were not consolidated into BFC’s financial statements.

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  As of June 30, 2015 and December 31, 2014,  BFC accrued $11.9 million for pending legal proceedings related to the Woodbridge appraisal rights litigation.  Woodbridge at its parent level accrued $36.5 million as of June 30, 2015 in connection with the proposed settlement of the Bluegreen Corporation Shareholder Litigation described below.

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

On January 25, 2013, the plaintiffs in the Florida action filed a Second Amended Class Action Complaint that set forth more fully their challenge to the Bluegreen–Woodbridge Cash Merger.  The Second Amended Class Action Complaint asserts claims for (i) breach of fiduciary duties against the individual director defendants, BFC, and Woodbridge, (ii) aiding and abetting breaches of fiduciary duties against Bluegreen, BFC, Woodbridge, and BXG Merger Sub, and (iii) a violation of the section of the Massachusetts Business Corporation Act regarding the approval of conflict of interest transactions and seek to recover damages.  Class action certification was granted to the plaintiffs in the Florida action on December 18, 2013.

As previously described, the Bluegreen-Woodbridge Cash Merger was consummated on April 2, 2013.

On June 5, 2015, the parties agreed to the settlement of the litigation. Pursuant to the settlement, Woodbridge or its affiliates will pay $36.5 million, which amounts to approximately $2.50 per share, into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the Bluegreen cash merger.  The amount to be received by such former Bluegreen shareholders will be reduced by administrative costs and attorneys’ fees and costs. It is anticipated that Woodbridge will fund the Settlement Fund with proceeds from BBX Capital’s repayment of its $11.75 million promissory note to Woodbridge and from additional capital contributions from BFC and BBX Capital of $13.4 million and $11.4 million, respectively, based on their respective 54% and 46% ownership interests in Woodbridge.  The settlement remains subject to final approval by the Court and dismissal with prejudice of all litigation arising from or relating to the merger, together with a full release of BFC, Bluegreen, Woodbridge, BBX Capital and others.  BFC, Bluegreen, Woodbridge, BBX Capital and all of the defendants in the action denied and continue to deny that any of them violated any laws or breached any duties to the plaintiffs or Bluegreen’s former shareholders.

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

Bluegreen

In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing or financing of VOIs or Bluegreen’s other business activities.  Bluegreen is also subject to certain matters relating to its previous Bluegreen Communities’ business, substantially all of the assets of which Bluegreen sold on May 4, 2012.  Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.  From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General.  Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise.  Unless otherwise described below, Bluegreen believes that these claims are routine proceedings incidental to Bluegreen’s business.

Reserves are accrued for matters in which Bluegreen’s management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  Bluegreen’s management does not believe that the aggregate liability relating to known contingencies in excess of the aggregate amounts accrued will have a material impact on Bluegreen’s results of operations or financial condition.  However, litigation is inherently uncertain. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims and may have a material adverse impact on Bluegreen’s financial statements.

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

Commitment to Former Bluegreen CEO

In June 2015, Bluegreen entered into certain agreements with its former CEO, John Maloney, who resigned from Bluegreen on May 27, 2015.  Under the terms of these agreements, Mr. Maloney received $3.8 million and will be paid a total of $2.9 million over a 2 year period in exchange for ongoing services during the term of the agreements.

BBX Capital

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of June 30, 2015.

•

In July 2014, BBX Capital entered into the Hialeah Communities joint venture with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida.  BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan into a $31.0 million acquisition and development loan.  BBX Capital is a guarantor of 26.3% of the joint venture’s $31.0 million acquisition and development loan.

•

In March 2015, BBX Capital placed $1.3 million in a money market account with a financial institution in order to obtain an irrevocable letter of credit for a wholly-owned subsidiary of CAM.  The letter of credit was to guarantee payment to a third party upon the third party obtaining wetlands permits in connection with a potential development project.  The $1.3 million money market account is included in restricted cash in the consolidated statement of financial condition at June 30, 2015.

BBX Capital and its consolidated subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities.   Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation matters and the timing of ultimate resolution are inherently uncertain and difficult to predict.

BBX Capital accrues reserves for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BBX Capital accrued $1.0 million for these matters as of June 30, 2015.  The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable.  Management of BBX Capital currently estimates the aggregate range of reasonably possible losses up to $4.2 million in excess of the accrued liability relating to these legal matters.  This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available as of June 30, 2015.  The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.  Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BBX Capital’s maximum loss exposure.

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

The discussion below does not include litigation relating to companies which are not consolidated into BBX Capital’s financial statements, including Woodbridge and Bluegreen.  However, actions relating to those companies, including the settlement of the litigation brought by Bluegreen’s former shareholders in connection with the April 2013 acquisition of Bluegreen by Woodbridge, may have a material impact on BBX Capital’s financial statements.  See “In re Bluegreen Corporation Shareholder Litigation” above for a discussion of the settlement of the litigation brought by Bluegreen’s former shareholders in connection with Woodbridge’s April 2013 acquisition of Bluegreen and the payments which may be required to be made by BBX Capital in connection therewith.

BBX Capital has received notices from BB&T regarding a series of pending and threatened claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  These third party claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts.  BB&T’s notices assert its belief that it may be entitled to indemnification under the BankAtlantic stock purchase agreement with respect to such claims as well as another third party claim relating to an action which was previously settled by BB&T.  On July 31, 2014, BBX Capital and BB&T entered into a tolling agreement with respect to the time period within which BB&T may assert a claim for indemnity under the stock purchase agreement with respect to such claims.

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

On January 12, 2015, BBX Capital and Alan B. Levan filed a motion for a new trial and a motion for judgment as a matter of law which were denied by the Court.  The SEC has filed a motion for a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company, (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  On May 4, 2015, BBX Capital and Alan Levan filed a reply brief to the SEC’s motion for final judgement. BBX Capital believes the claims to be without merit, continues to vigorously defend the action and intends to appeal any judgement entered to the Eleventh Circuit Court of Appeals.

On January 14, 2015, BBX Capital received notice from its insurance carrier that, based upon its interpretation of the jury verdict in this action, the carrier does not believe it is obligated to advance further payments towards fees and costs incurred in connection with this action and that it reserves its right to obtain reimbursement of the amounts it previously advanced with respect to this action.  BBX Capital has received legal fee and cost reimbursements from its insurance carrier in connection with this action of approximately $5.8 million.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly-owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the

Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction.  BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believed the claims to be without merit, BBX Capital has reached an agreement to settle the action, subject to court approval.  A motion for court approval is currently pending.

13.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at June 30, 2015 and December 31, 2014 (in thousands):

	As of
	June 30,	December 31,
	2015	2014
BBX Capital	$60,326	150,254
Joint ventures	49,036	43,546
Total noncontrolling interests	$109,362	193,800

The following table summarizes the income recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

BBX Capital	$1,342	3,496	1,845	3,947
Joint ventures	4,975	2,079	7,758	5,034
Net income attributable to noncontrolling interests	$6,317	5,575	9,603	8,981

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

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2015 (in thousands):

			Unallocated
	Reportable Segments		Amounts
		BBX	and	Segment
	Bluegreen	Capital	Eliminations	Total
Revenues:
Sales of VOIs	$59,732	-	-	59,732
Sales, other	-	19,583	-	19,583
Interest income	21,420	2,090	(1,622)	21,888
Fee-based sales commission	47,974	-	-	47,974
Other fee-based services revenue	24,948	-	-	24,948
Other revenue	-	16,942	(96)	16,846
Total revenues	154,074	38,615	(1,718)	190,971

Costs and Expenses:
Cost of sales of VOIs	7,381	-	-	7,381
Cost of sales, other	-	14,195	-	14,195
Cost of other fee-based services	16,748	-	-	16,748
Interest expense	8,829	31	1,043	9,903
Recoveries from loan losses	-	(6,608)	-	(6,608)
Recoveries on assets	-	(810)	-	(810)
Litigation settlement	-	-	36,500	36,500
Selling, general and administrative expenses	94,270	15,250	4,706	114,226
Total costs and expenses	127,228	22,058	42,249	191,535

Equity in (loss) earnings from unconsolidated entities	-	(10,459)	10,168	(291)
Other income	948	-	166	1,114
Income (loss) from continuing operations
before income taxes	27,794	6,098	(33,633)	259
(Provision) benefit for income taxes	(9,921)	222	100,052	90,353
Net income	17,873	6,320	66,419	90,612
Less: Net income attributable to
noncontrolling interests	2,825	2,182	1,310	6,317
Net income attributable to BFC	$15,048	4,138	$65,109	84,295

Total assets	$1,079,828	388,625	(113,950)	1,354,503

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2014 (in thousands):

			Unallocated
	Reportable Segments		Amounts
		BBX	and	Segment
	Bluegreen	Capital	Eliminations	Total
Revenues:
Sales of VOIs	$64,071	-	-	64,071
Sales, other	-	15,521	-	15,521
Interest income	20,344	1,282	(127)	21,499
Fee based sales commission	43,194	-	-	43,194
Other fee-based services revenue	23,008	-	-	23,008
Other revenue	-	5,847	(104)	5,743
Total revenues	150,617	22,650	(231)	173,036

Costs and Expenses:
Cost of sales of VOIs	8,277	-	-	8,277
Cost of sales, other	-	11,445	-	11,445
Cost of other fee-based services	14,770	-	-	14,770
Interest expense	10,715	685	900	12,300
Reversals of loan losses	-	(2,046)	-	(2,046)
Asset impairments	-	(94)	-	(94)
Selling, general and administrative expenses	85,625	13,579	3,812	103,016
Total costs and expenses	119,387	23,569	4,712	147,668

Equity in earnings (loss) from unconsolidated entities	-	8,082	(8,108)	(26)
Other income	681	-	323	1,004
Income (loss) from continuing operations before income taxes	31,911	7,163	(12,728)	26,346
Provision for income taxes	(11,505)	(6)	-	(11,511)
Net income (loss)	20,406	7,157	(12,728)	14,835
Less: Net income (loss) attributable to
noncontrolling interests	2,080	(134)	3,629	5,575
Net income (loss) attributable to BFC	$18,326	7,291	(16,357)	9,260

Total assets	$1,060,189	399,295	(44,809)	1,414,675

The table below sets forth the Company’s segment information for the six months ended June 30, 2015 (in thousands):

			Unallocated
	Reportable Segments		Amounts
		BBX	and	Segment
	Bluegreen	Capital	Eliminations	Total
Revenues:
Sales of VOIs	$112,914	-	-	112,914
Sales, other	-	39,118	-	39,118
Interest income	40,315	2,908	(1,622)	41,601
Fee-based sales commission	80,574	-	-	80,574
Other fee-based services revenue	48,701	-	-	48,701
Other revenue	-	18,298	(195)	18,103
Total revenues	282,504	60,324	(1,817)	341,011

Costs and Expenses:
Cost of sales of VOIs	12,247	-	-	12,247
Cost of sales, other	-	28,030	-	28,030
Cost of other fee-based services	31,549	-	-	31,549
Interest expense	18,269	188	2,066	20,523
Recoveries from loan losses	-	(10,429)	-	(10,429)
Recoveries on assets	-	(1,873)	-	(1,873)
Litigation settlement	-	-	36,500	36,500
Selling, general and administrative expenses	169,828	32,470	9,746	212,044
Total costs and expenses	231,893	48,386	48,312	328,591

Equity in (loss) earnings from unconsolidated entities	-	(4,960)	4,365	(595)
Other income	1,839	-	376	2,215
Income (loss) from continuing operations
before income taxes	52,450	6,978	(45,388)	14,040
(Provision) benefit for income taxes	(18,527)	219	100,052	81,744
Net income	33,923	7,197	54,664	95,784
Less: Net income attributable to
noncontrolling interests	5,611	2,025	1,967	9,603
Net income attributable to BFC	$28,312	5,172	52,697	86,181

The table below sets forth the Company’s segment information for the six months ended June 30, 2014 (in thousands):

			Unallocated
	Reportable Segments		Amounts
		BBX	and	Segment
	Bluegreen	Capital	Eliminations	Total
Revenues:
Sales of VOIs	$124,315	-	-	124,315
Sales, other	-	32,076	-	32,076
Interest income	40,980	3,058	(338)	43,700
Fee based sales commission	70,309	-	-	70,309
Other fee-based services revenue	44,933	-	-	44,933
Other revenue	-	8,332	(219)	8,113
Total revenues	280,537	43,466	(557)	323,446

Costs and Expenses:
Cost of sales of VOIs	15,325	-	-	15,325
Cost of sales, other	-	23,546	-	23,546
Cost of other fee-based services	28,322	-	-	28,322
Interest expense	21,765	1,512	1,700	24,977
Reversals of loan losses	-	(3,294)	-	(3,294)
Asset impairments	-	1,225	-	1,225
Selling, general and administrative expenses	158,101	27,199	8,055	193,355
Total costs and expenses	223,513	50,188	9,755	283,456

Equity in earnings (loss) from unconsolidated entities	-	14,298	(14,330)	(32)
Other income	1,120	-	564	1,684
Income (loss) from continuing operations before income taxes	58,144	7,576	(24,078)	41,642
(Provision) benefit for income taxes	(20,622)	288	69	(20,265)
Net income (loss)	37,522	7,864	(24,009)	21,377
Less: Net income (loss) attributable to
noncontrolling interests	5,038	(368)	4,311	8,981
Net income (loss) attributable to BFC	$32,484	8,232	(28,320)	12,396

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

On May 8, 2015, BFC, BBX Capital, Woodbridge, Bluegreen and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns.  The parties will calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  Bluegreen paid BFC or its affiliated entities $5.0 million during each of the three and six months ended June 30, 2015 pursuant to the Agreement to Allocate Consolidated Income Tax Liability and Benefits.

On  April 30, 2015, the Company completed its tender offer pursuant to which it purchased from the shareholders of BBX Capital a total of 4,771,221 shares of BBX Capital’s Class A Common Stock at a purchase price of $20.00 per share, for an aggregate purchase price of approximately $95.4 million.  The purchase of the shares in the tender offer increased the Company’s equity interest in BBX Capital from approximately 51% to approximately 81% and increased its voting interest in BBX Capital from approximately 74% to approximately 90%. In connection with the financing of the tender offer, on April 17, 2015, BFC entered into a Loan Agreement and Promissory Note with BSF, a wholly-owned subsidiary of Bluegreen, pursuant to which BSF provided an $80 million loan to BFC.  Amounts outstanding on the loan bear interest at a rate of 10% per annum.  Payments of interest are required on a quarterly basis, with all outstanding amounts due and payable at the end of five years.  BFC will be permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness. During each of the three and six month periods ended June 30, 2015, BFC accrued $1.6 million of interest expense on the loan from BSF.

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

In connection with the financing of the Bluegreen merger, the Company and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013.  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The Company continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million. The promissory note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the promissory note, with all outstanding amounts being due and payable at the end of the five-year term.  During each of the three and six month periods ended June 30, 2015 and 2014, BBX Capital paid to Woodbridge approximately $147,000 and $294,000, respectively, of interest on the note.  BBX Capital’s Board of Directors has approved the repayment in full of the $11.75 million Woodbridge promissory note in connection with the settlement of the Bluegreen shareholder litigation by Woodbridge.

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

On October 30, 2013, Renin which is owned 81% by BBX Capital and 19% by BFC, through newly formed acquisition subsidiaries acquired substantially all of the assets of Renin Corp. and its subsidiaries (the “Renin Acquisition”).  BSF, a subsidiary of Bluegreen, funded approximately $9.4 million of the transaction consideration in a term loan and revolver facility (the “Renin Loan”).  The Renin Loan included a $3.0 million term loan and provided for additional borrowings of up to $9.0 million on a revolving basis, of which $10.5 million in the aggregate was borrowed by Renin.  Amounts outstanding under the Renin Loan bore interest at a fixed rate of 7.25% per annum and were collateralized by substantially all of the assets of Renin Holdings, LLC. During June 2014, the approximate $8.0 million of financing received by Renin from Wells Fargo as described in Note 15 to the Consolidated Financial Statements included in the 2014 Annual Report, together with pro-rata capital contributions to Renin from BBX Capital and BFC of $2,025,000 and $475,000, respectively, were utilized to repay in full the Renin Loan.  Renin recognized $91,000 and $307,000 of interest expense under the Bluegreen loan for the three and six months ended June 30, 2014, respectively.

The following table presents information relating to the shared services arrangements, the information technology services and office facilities agreements between BFC, BBX Capital and Bluegreen for the three and six months ended June 30, 2015 and 2014. All amounts were eliminated in consolidation (in thousands).

	For the Three Months Ended June 30, 2015
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$167	(50)	(117)
Facilities cost and information technology (2)	(110)	96	14

	For the Three Months Ended June 30, 2014
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$166	(49)	(117)
Facilities cost and information technology (2)	(117)	104	13

	For the Six Months Ended June 30, 2015
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$339	(79)	(260)
Facilities cost and information technology (2)	(224)	195	29

	For the Six Months Ended June 30, 2014
	BFC	BBX Capital	Bluegreen
Shared service income (expense) (1)	$407	(112)	(295)
Facilities cost and information technology (2)	(245)	219	26

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

Bluegreen paid a subsidiary of BFC approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2015, respectively, for a variety of management advisory services. Bluegreen paid a subsidiary of BFC approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively, for the management advisory services. The Company’s and BBX Capital’s employees are provided health insurance under policies maintained by Bluegreen for which Bluegreen is reimbursed at cost. During the three and six months ended June 30, 2015, BFC and BBX recognized a total of $320,000 and $625,000, respectively, related to these health insurance costs. During the three and six months ended June 30, 2014, BFC and BBX recognized a total of $220,000  and $367,000, respectively, related to these health insurance costs.

For the three and six months ended June 30, 2015 and 2014, the Company paid Abdo Companies, Inc. approximately $76,000 and $153,000, respectively, in exchange for Abdo Companies, Inc.’s provision of certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

16.    Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share attributable to the Company for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per common share
Numerator:
Income from operations	$90,612	14,835	95,784	21,377
Less: Noncontrolling interests income	6,317	5,575	9,603	8,981
Net income available to common
shareholders	$84,295	9,260	86,181	12,396

Denominator:
Basic weighted average number of
of common shares outstanding	87,093	83,513	87,114	83,350

Basic earnings per common share:
Basic earnings per share	$0.97	0.11	0.99	0.15

Diluted earnings per common share
Numerator:
Net income available to common
shareholders	$84,295	9,260	86,181	12,396

Denominator:
Basic weighted average number of
common shares outstanding	87,093	83,513	87,114	83,350
Effect of dilutive stock options	193	1,185	195	1,314
Diluted weighted average number of
common shares outstanding	87,286	84,698	87,309	84,664

Diluted earnings per common share:
Diluted earnings per share	$0.97	0.11	0.99	0.15

During the three and six months ended June 30, 2015 and 2014, there were  no options to acquire shares of common stock that were anti-dilutive.

17.  New Accounting Pronouncements

During 2015, the FASB issued the following accounting pronouncements and guidance relevant to the Company’s operations.

Accounting Standards Update Number 2015-11 –– Inventory (Topic 330) – Simplifying the Measurement of Inventory. This update indicates that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.   The update was intended to more clearly articulate the requirements for the measurement and disclosure of inventory and not to change current practices.   The update is effective for annual and interim reporting periods beginning after December 15, 2016.  The update should be applied prospectively with early application permitted at the beginning of an interim or annual reporting period.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2015-05 –– Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The standard is effective for annual and interim reporting periods beginning after December 15, 2015.  Early application is permitted.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

Accounting Standards Update Number 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  This statement will simplify income statement classification by removing the concept of extraordinary items from GAAP.  As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations.  The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained and expanded to include items that are both unusual and infrequent.  The standard is effective for periods beginning after December 15, 2015.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2014-09 –  Revenue Recognition (Topic 606): Revenue from Contracts with Customers. This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  It also requires disclosures designed to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This accounting guidance update will replace most existing revenue recognition guidance in GAAP.  The standard is effective for annual and interim reporting periods beginning after December 15, 2016.  Early application is not permitted and entities have the choice to apply this update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying this update at the date of initial application and not adjusting comparative information. In July 2015, the FASB approved a one-year deferral of the effective date of the update.  The FASB expects to issue its final Accounting Standards Update formally amending the effective date by the end of the third quarter of 2015.  The Company is currently evaluating the requirements of this update and has not yet determined the impact it may have on the Company's consolidated financial statements.

See the 2014 Annual Report for new accounting pronouncements issued prior to January 1, 2015 relevant to the Company’s operations.

18.  Subsequent Events

Subsequent events have been evaluated through August 7, 2015, the date of the filing of this document and include the following.

On July 22, 2015, BFC entered into a Loan and Security Agreement and related agreements, including a Pledge Agreement (collectively, the “Loan Documents”) with Stifel Bank & Trust (the “Lender”), which allows for borrowings by the Company of up to $10,000,000 on a revolving basis (the “Facility”).  Amounts borrowed under the Facility will accrue interest at the Lender’s prime rate plus 5.0% or one-month LIBOR plus 7.5%, at the option of the Company upon a drawdown of the Facility.  Payments of interest for prime rate loans are payable quarterly in arrears and for LIBOR loans are payable at the end of each one-month LIBOR interest period.  Additional fees include an annual 0.5% fee on any unused portion of the Facility. The Facility matures, and all principal and interest outstanding under the Facility will be payable, on July 22, 2017, subject to acceleration upon the occurrence of certain specified events of default that the Company believes are customary for facilities of this type.  The Loan Documents include a number of representations, warranties and covenants, including financial covenants relating to the Company’s debt service coverage ratio and cash operating expenses that the Company also believes to be customary for facilities of this type.  The Company plans to use the proceeds of the Facility for general corporate purposes.

Borrowings under the Facility will be secured by shares of Class A Common Stock of BBX Capital held by the Company in an amount such that the principal balance outstanding under the Facility will not at any time exceed 33.33% of the fair market value of the shares of BBX Capital’s Class A Common Stock pledged by BFC based on the closing price of BBX Capital’s Class A Common Stock on the New York Stock Exchange, or $30,000,000 of shares of BBX Capital’s Class A Common Stock if BFC borrows the full $10,000,000 amount under the Loan Documents.

Bluegreen

In July 2015, Bluegreen repaid the Fifth Third Syndicated Line-of-Credit outstanding balance of $10.0 million in accordance with the annual clean up provision, which requires the repayment of the outstanding balance for at least 30 consecutive days annually.  As of June 30, 2015, the facility was still available for use, subject to its terms and conditions.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

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

As a result of the closing of the tender offer described below during April 2015, we hold shares of BBX Capital’s Class A Common Stock, which is listed for trading on the New York Stock Exchange (“NYSE”), and Class B Common Stock representing an approximately 90% voting interest and 81% equity interest in BBX Capital.  Prior to completing the tender offer, we held an approximately 51% equity interest and 74% voting interest in BBX Capital.  BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida. On July 31, 2012, BBX Capital completed its sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic. BBX Capital is involved in the acquisition, ownership and management of joint ventures and investments in real estate and real estate development projects, as well as acquisitions, investments and management of middle market operating businesses. In addition, BBX Capital and BFC indirectly through their ownership of Woodbridge have a 46% and 54% respective ownership interest in Bluegreen.

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

As of June 30, 2015, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $340.3 million. Net income attributable to BFC for the three and six months ended June 30, 2015 and 2014 was approximately $84.3 million and $86.2 million, respectively, which includes a tax benefit in each period of $92.3 million resulting from the release of a portion of the Company’s consolidated valuation allowance.

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

Recent Events

Tender Offer for Shares of BBX Capital’s Class A Common Stock

On April 30, 2015, the Company consummated a  cash tender offer pursuant to which it purchased from the shareholders of BBX Capital a total of 4,771,221 shares of BBX Capital’s Class A Common Stock, or an additional 30% of BBX Capital’s Class A Common Stock, at a purchase price of $20.00 per share, for a total purchase price of approximately $95.4 million.  As a result, the Company currently owns approximately 81% of the issued and outstanding shares of BBX Capital’s Class A Common Stock.  The Company also owns 100% of the shares of BBX Capital’s Class B Common Stock.  Collectively, the shares of BBX Capital’s Class A Common Stock and Class B Common Stock owned by the Company represent an approximately 81% equity interest and 90% voting interest in BBX Capital.

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

Reversal of Valuation Allowance

At December 31, 2014, BFC had a valuation allowance against its consolidated net deferred tax assets of approximately $258 million, which was mainly attributable to federal and state net operating loss carry forwards. A valuation allowance on BFC’s net deferred tax assets was required until sufficient evidence exists to support the reversal of all or some portion of this allowance. As a result of the increase in BFC’s ownership interest in BBX Capital due to the purchase of additional shares of BBX Capital’s Class A Common Stock in the above-described tender offer, BFC will be filing a consolidated group tax return which will include the operations the BBX Capital, Woodbridge and Bluegreen. Based on filing a consolidated group tax return, BFC believes that there is sufficient positive evidence to allow BFC to reach a conclusion that a significant portion of its deferred tax valuation allowance is no longer required. As a result, a portion of BFC valuation allowance was released during the quarter ended June 30, 2015 and, in connection therewith, the Company recognized a benefit of $92.3 million during the quarter for the expected realization of its net deferred tax assets in future years.  In addition, the Company’s combined estimated annual effective tax rate has been reduced to reflect the expected realization of its deferred tax assets in the current year. See Note 11 to the Consolidated Financial Statements included in Item 1 of this report for additional information regarding the Company’s income taxes.

Settlement of Bluegreen Corporation Shareholder Litigation

On June 5, 2015, the parties in the action captioned In re: Bluegreen Corporation Shareholder Litigation agreed to the settlement of the litigation (the “Settlement”). The lawsuit, first filed in November 2011, was brought against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, and challenged the terms of the merger described below pursuant to which Bluegreen merged into a wholly owned subsidiary of Woodbridge and Bluegreen’s shareholders (other than Woodbridge) were paid $10.00 for each share of Bluegreen’s common stock that they held immediately prior to the effective time of the merger. The plaintiffs in the lawsuit sought the “fair value” of the shares of Bluegreen’s common stock on behalf of Bluegreen’s minority shareholders. Pursuant to the Settlement, Woodbridge or its affiliates will pay $36.5 million, which amounts to approximately $2.50 per share, into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger (the “Class”).  The amount to be received by Class members will be reduced by administrative costs and attorneys’ fees and costs. It is anticipated that the Settlement Fund will be funded with proceeds from BBX Capital’s repayment of its $11.75 million promissory note to Woodbridge and from additional capital contributions from BFC and BBX Capital of $13.4 million and $11.4 million, respectively, based on their respective 54% and 46% ownership interests in Woodbridge.  The Settlement remains subject to final approval by the Court and dismissal with prejudice of all litigation arising from or relating to the merger, together with a full release of BFC, Bluegreen, Woodbridge, BBX Capital and others.

BFC, Bluegreen, Woodbridge, BBX Capital and all of the defendants in the action denied and continue to deny that any of them violated any laws or breached any duties to the plaintiffs or Bluegreen’s former shareholders.

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

In connection with the financing of the merger, BFC and Woodbridge entered into a Purchase Agreement with BBX Capital on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, BBX Capital invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. BBX Capital’s investment in Woodbridge consisted of $60 million in cash, which was utilized to pay a portion of the aggregate merger consideration, and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. During the six months ended June 30, 2015 and the year ended December 31, 2014, BBX Capital paid to Woodbridge a total of approximately $294,000 and $587,000,  respectively, of interest on the Note.  BBX Capital’s Board of Directors has approved the repayment in full of the Note in connection with the previously described settlement of the litigation related to the merger. In connection with BBX Capital’s investment in Woodbridge, BFC and BBX Capital entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BFC’s and BBX Capital’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and for distributions by Woodbridge to be made on a pro rata basis in accordance with BFC’s and BBX Capital’s respective percentage equity interests in Woodbridge. During April and July, 2015, Bluegreen paid a total of $14.0 million and $10.0 million, respectively, in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $13.4 million and $9.9 million, respectively, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge. During 2014, Bluegreen paid cash dividends totaling $71.5 million to Woodbridge, and Woodbridge declared and paid cash dividends totaling $69.1 million, which was allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

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

See “Settlement of Bluegreen Corporation Shareholder Litigation” above for information relating to the settlement agreement entered into during June 2015 with respect to litigation brought by Bluegreen’s former public shareholders in connection with the merger.

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

•

risks related to litigation and other legal proceedings involving BFC and its subsidiaries, including (i) the legal and other professional fees and other costs and expenses of such proceedings, as well as the impact of any finding of liability or damages or of the settlement of the litigation related to Woodbridge’s April 2013 acquisition of Bluegreen on the financial condition and operating results of BFC or its subsidiaries and (ii) with respect to the pending action brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman, reputational risks and risks relating to the potential loss of the services of BFC’s Chairman;

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
•

Bluegreen may not be successful in increasing or expanding its capital-light business relationships or activities, including fee based, sales and marketing, just-in-time VOI arrangements, and Secondary Market Sales activities, and such activities may not be profitable, which would have an adverse impact on Bluegreen’s results of operations and financial condition;

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
•

Bluegreen’s technology requires updating, the cost involved in updating the technology may be significant and the failure to keep pace with developments in technology could impair Bluegreen's operations or competitive position;

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

•

the impact of and expenses associated with litigation, including, but not limited to, the pending action brought by the SEC against BBX Capital and its Chairman and the payments that BBX Capital may be required to make to Woodbridge in order to fund the settlement of the litigation brought by Bluegreen’s former shareholders in connection with Woodbridge’s April 2013 acquisition of Bluegreen and the risk that the Bluegreen settlement remains subject to court approval and may not be consummated within the timeframe or on the terms anticipated or at all;

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

Summary of Consolidated Results of Operations

Information regarding net income attributable to BFC for the three and six months ended June 30, 2015 and 2014 is set forth in the table below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change

Income from Bluegreen Segment	$27,794	31,911	(4,117)	52,450	58,144	(5,694)
Income from BBX Capital Segment	6,098	7,163	(1,065)	6,978	7,576	(598)
Loss from BFC and Other	(33,633)	(12,728)	(20,905)	(45,388)	(24,078)	(21,310)
Income from continuing operations before taxes	259	26,346	(26,087)	14,040	41,642	(27,602)
Benefit (provision) for income taxes	90,353	(11,511)	101,864	81,744	(20,265)	102,009
Net income	90,612	14,835	75,777	95,784	21,377	74,407
Less: Net income attributable to noncontrolling interests	(6,317)	(5,575)	(742)	(9,603)	(8,981)	(18,584)
Net income attributable to BFC	$84,295	9,260	75,035	86,181	12,396	55,823

The Company reported consolidated net income attributable to BFC of approximately $84.3 million and $86.2 million, for the three and six months ended June 30, 2015 respectively, including a tax benefit for each 2015 period of $92.3 million resulting from the valuation allowance reversal, compared to net income attributable to BFC of $9.3 million and $12.4 million for the three and six months ended June 30, 2014, respectively.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at each of June 30, 2015 and December 31, 2014 were $1.4 billion.  The primary changes in components of total assets are summarized below:

•

Decrease in cash primarily related to the Company’s purchase of an additional 30% of BBX Capital’s Class A Common Stock in the tender offer which was completed during April 2015; land development at BBX Capital; and the repayment of  BB&T’s preferred interest in FAR;  partially offset by loan and notes receivable repayments and real estate sales;

•	Increase in restricted cash primarily related to Bluegreen’s note receivable securitization;

•	Lower note and loans receivable and loans held-for-sale balances reflecting repayments and the transfer of loans to real estate held-for-sale upon foreclosure;
•	Increase in real estate held for investment primarily from development activities;
•	Increase in inventory related to Bluegreen’s development of its VOI inventory and BBX Capital’s increase in inventory for seasonal sales within its BBX Sweet Holding operations; and
•

Increase in other assets primarily related to Bluegreen’s prepayment of marketing fees and VOI maintenance fees and an increase in commissions receivable by Bluegreen in connection with fee-based sales.

Total liabilities at June 30, 2015 and December 31, 2014 were $904.8 million and $964.6 million, respectively.  The primary changes in components of total liabilities are summarized below:

•	BB&T’s preferred interest in FAR was repaid in full through payments made to BB&T, primarily from net cash inflows from the monetization of FAR’s assets;
•	Increase in accrued liabilities resulting from the proposed settlement of the Bluegreen shareholder litigation; and
•	Decrease in deferred taxes as a result of a release of a portion of the valuation allowance.

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

BFC’s corporate general and administrative expenses not allocated to reportable segments consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, legal, human resources, risk management, investor relations and executive office administration.  BFC’s corporate general and administrative expenses were $5.0 million and $4.1 million for the three months ended June 30, 2015 and 2014, respectively, and $10.3 million and $8.7 million for the six months ended June 30, 2015 and 2014, respectively.

BFC - Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $20.4 million and $34.7 million, respectively.  The decrease in cash, cash equivalents and short-term investments was due to $15.4 million of available cash used in the purchase of the additional 30% of BBX Capital’s Class A Common Stock in the tender offer completed during April 2015, general and administrative expenses of approximately $6.2 million, payments of $3.7 million related to executive bonuses, a tax payment of approximately $0.8 million, and dividend payments of approximately $0.4 million made to the holders of our 5% Cumulative Preferred Stock partially offset by dividends of approximately $7.2 million received from Woodbridge and $5.0 million received from Bluegreen pursuant to the Agreement to Allocate Consolidated Income Tax Liability. See Note 11 included in Item 1 of this report for information regarding the Agreement to Allocate Consolidated Income Tax Liability.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments, dividends from its subsidiaries and lines of credit, including borrowings available under the Loan and Security Agreement entered into during July 2015 which allows for borrowings by the Company of up to $10 million on a revolving basis. See Note 18 – Subsequent Events in this report for additional information regarding the Loan and Security Agreement.  We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group.  During April 2015, we used approximately $15.4 million of cash on hand, together with the proceeds of an $80 million loan provided by Bluegreen’s subsidiary, to fund the purchase of an additional 30% of BBX Capital’s Class A Common Stock in the tender offer. Available funds may also be used to  invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program replaced our $10 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares were repurchased under the program during the six months ended June 30, 2015 or the year ended December 31, 2014.

We believe that our current financial condition and credit relationships, including funds available from our Revolving Credit facility with Stifel Bank and Trust (as described in further detail in Note 18 included under Item 1 of this report), together with anticipated cash flows from other sources of funds, including potential dividends from our subsidiaries (which, as described below, are subject to certain limitations), and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. We may also seek to raise funds through the incurrence of additional secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE. Decisions with respect to future dividend payments by BBX Capital will depend on the financial condition of BBX Capital and other factors deemed relevant by its Board of Directors.

Dividends from Bluegreen will be dependent on and subject to Bluegreen’s results of operations, available cash and business as well as the outcome of legal proceedings against Bluegreen. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  Additionally, in April 2015, BFC borrowed $80 million from a wholly-owned subsidiary of Bluegreen to finance the purchase of 4,771,221 shares of BBX Capital’s Class A Common Stock in BFC’s recently completed tender offer. Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC.  BBX Capital and BFC own 46% and 54%, respectively, of Woodbridge.  During April and July, 2015, Bluegreen paid a total of $14.0 million and $10.0 million, respectively, in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $13.4 million and $9.9 million, respectively, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge. During 2014, Bluegreen paid a total of $71.5 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends of approximately $69.1 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

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

Under applicable accounting guidance, as a result of the Second Amendment and the mandatory redemption provision contained therein, the 5% Cumulative Preferred Stock was re-classified as a liability during the quarter ended June 30, 2012 at its estimated fair value of approximately $11.5 million.  The fair value was determined by an independent third party and was based on a cash flow model using a discount rate equivalent to benchmark bond ratings.  The $0.5 million difference between the previously stated value of $11.0 million as of March 31, 2012 and the $11.5 million fair value estimate at June 30, 2012 was recorded as an adjustment to additional paid in capital in the Company’s consolidated statement of financial condition at December 31, 2012.  Included in the balance of shares subject to mandatory redemption in the accompanying consolidated statement of financial condition as of June 30, 2015 is accrued interest of approximately $1.4 million.

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

A wholly-owned subsidiary of BFC/CCC previously had a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owned an office building in Tampa, Florida.  At both June 30, 2015 and December 31, 2014, the carrying amount of this investment was $0 as a result of the office building sale described below.  In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that were not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents.  BFC and the unaffiliated members also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates.  No amounts were recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.  On February 5, 2014, the office building was sold and BFC/CCC received a total of approximately $215,000 in proceeds from the sale.  As a result of the sale, BFC was released from the guarantee and any further obligations associated with the property.  Based on accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we were not deemed the primary beneficiary of the above-described entities related to BFC/CCC’s investment as BFC  did not have the power to direct the activities that could significantly impact the performance of these entities.  Accordingly, these entities are not consolidated into BFC’s financial statements.

As previously described, if the settlement of the litigation relating to Woodbridge’s April 2013 acquisition of Bluegreen is finalized, Woodbridge or its affiliates will pay $36.5 million into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the transaction.  It is anticipated that the Settlement Fund will be funded with proceeds from BBX Capital’s repayment of its $11.75 million promissory note to Woodbridge and from additional capital contributions from BFC and BBX Capital of $13.4 million and $11.4 million, respectively, based on their respective 54% and 46% ownership interests in Woodbridge.

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately $0.1 million at June 30, 2015.  Woodbridge’s principal sources of liquidity are its cash holdings and dividends received from Bluegreen. During April and July, 2015, Bluegreen paid a total of $14.0 million and $10.0 million, respectively, in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $13.4 million and $9.9 million, respectively, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge. During the six months ended June 30, 2014, Bluegreen paid a total of $33.5 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $32.3 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge. See “BFC-Liquidity and Capital Resources” above for a discussion of limitations on, and other factors which may affect, Bluegreen’s ability to pay dividends.

Woodbridge’s material commitments as of June 30, 2015 primarily include required quarterly interest payments on its $85 million of junior subordinated debentures.  The total amount of interest payments expected to be made by Woodbridge on its junior subordinated debt over the next twelve months is approximately $4.0 million.  See also the above discussion regarding the proposed settlement of the Bluegreen shareholder litigation.

Off Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2015, BFC did not have any “off balance sheet” arrangements.

Bluegreen

The Company’s consolidated financial statements include the results of operations of Bluegreen which is engaged in the vacation ownership industry. Bluegreen is a wholly owned subsidiary of Woodbridge, which is owned 54% by BFC and 46% by BBX Capital. The following discussion relates to the Bluegreen reportable segment, which is one of BFC’s two reportable segments.

Executive Overview

Bluegreen is a sales, marketing and management company, focused on the vacation ownership industry.  Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or were developed and owned by third parties, in which case Bluegreen earns fees for providing the sales and marketing services to these third party developers. Bluegreen also earns fees by providing management services to the club and property owners’ associations (“POA”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income for Bluegreen.

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital light” business strategy, involving activities that typically do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs under Bluegreen’s traditional, or legacy, vacation ownership business.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Bluegreen’s goal is for its capital-light business activities to become an increasing portion of its business over time; however, these efforts may not be successful.  As of June 30, 2015, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

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

Secondary Market Arrangements

In 2012, Bluegreen began a program to acquire VOI inventory from resorts’ POAs and other third parties on a non-committed basis, in close proximity to the timing of when Bluegreen intends to sell such VOIs. Such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults, and are generally acquired by Bluegreen at a significant discount.  Bluegreen refers to sales of inventory acquired through these arrangements as “Secondary Market Sales”.

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of June 30, 2015, Bluegreen provided management services to 48 timeshare resort properties and hotels. Other fee-based services also include the processing of sales of VOIs through Bluegreen’s wholly-owned title company, which earns title fees in connection with the closing of the VOI transactions.

Bluegreen also generates fee-based income by providing construction, design and management services and mortgage servicing.

During the three months ended June 30, 2015:

•

Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $18.2 million compared to $39.1 million during the same period in 2014.  Expenditures incurred during the three months ended June 30, 2015 relating to the construction of VOI inventory at Bluegreen/Big Cedar Vacations resorts was the primary reason for this decrease.

•	Bluegreen earned net income of $17.9 million compared to $20.4 million during the same period in 2014.

•

System-wide sales of VOIs which include sales of Legacy inventory, Secondary Market Sales, FBS Sales, and Just-In-Time Sales were $139.9 million compared to $139.0 million during the same period in 2014.

•

Bluegreen sold $70.9 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $48.0 million in connection with those sales.  During the same period in 2014, Bluegreen sold $65.2 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $43.2 million in connection with those sales.  In addition, Bluegreen sold $15.9 million of inventory under Just-In-Time Sales arrangements, gross of equity trade allowances, during the second quarter of 2015 compared to $15.0 million during the same period in 2014.  Including Bluegreen resort management, title services, construction management and other fee-based operations, and based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses, Bluegreen believes it generated $20.0 million and $20.7 million in pre-tax profits by providing fee-based services during the three months ended June 30, 2015 and 2014, respectively.

•

Bluegreen sold $24.2 million of inventory under Secondary Market arrangements, gross of equity trade allowances, during the second quarter of 2015 compared to $21.4 million during the same period in 2014.

Additionally, Bluegreen has continued to seek cash sales and larger customer down payments on financed sales. During the three months ended June 30, 2015 and 2014, 47% and 53%, respectively of its VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

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

VOI Notes Receivable and Allowance for Credit Losses

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

	For the Six Month Ended June 30,
Average Annual Default Rates	2015	2014
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	6.7%	7.4%
Loans originated on or after December 15, 2008(1)	6.9%	6.7%
Notes receivable secured by homesites	2.3%	2.4%

	As of
Average Annual Delinquency Rates (2)	June 30, 2015	December 31, 2014
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.0%	4.2%
Loans originated on or after December 15, 2008(1)	2.5%	3.1%
Notes receivable secured by homesites	1.7%	1.1%

(1) On December 15, 2008, Bluegreen implemented its FICO®-score based credit underwriting program.

(2) The percentage of Bluegreen’s notes receivable portfolio that was over 30 days past due as of the dates indicated.

See Note 7 included under Item 1 of this report for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Selected information regarding the results of operations for Bluegreen for the three and six months ended June 30, 2015 and 2014 are set forth below (dollars in thousands):

	For the Three Months Ended June 30,
	2015		2014
	Amount	% of System-wide sales of VOIs(5)	Amount	% of System-wide sales of VOIs(5)

Legacy VOI sales (1)	$86,736	62%	$100,980	73%
VOI sales-secondary market program	24,173	17%	21,441	16%
Sales of third-party VOIs-commission basis	70,912	51%	65,230	47%
Sales of third-party VOIs-just-in-time basis	15,883	11%	14,996	11%
Less: Equity trade allowances (6)	(57,830)	-41%	(63,671)	-46%
System-wide sales of VOIs	139,874	100%	138,976	100%
Less: Sales of third-party VOIs-commission basis	(70,912)	-51%	(65,230)	-47%
Gross sales of VOIs	68,962	49%	73,746	53%
Estimated uncollectible VOI
notes receivable (2)	(9,230)	-13%	(9,675)	-13%
Sales of VOIs	59,732	43%	64,071	46%
Cost of VOIs sold (3)	(7,381)	-12%	(8,277)	-13%
Gross profit (3)	52,351	88%	55,794	87%
Fee-based sales commission revenue (4)	47,974	68%	43,194	66%
Other fee-based services revenue	24,948	18%	23,008	17%
Cost of other fee-based services	(14,288)	-10%	(12,677)	-9%
Net carrying cost of VOI inventory	(2,460)	-2%	(2,093)	-2%
Selling and marketing expenses	(70,505)	-50%	(65,141)	-47%
General and administrative expenses	(23,765)	-17%	(20,484)	-15%
Net interest spread	12,591	9%	9,629	7%
Operating profit	$26,846	19%	$31,230	22%

	For the Six Months Ended June 30,
	2015		2014
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Legacy VOI sales (1)	$178,882	72%	$192,151	77%
VOI sales-secondary market	46,791	19%	45,670	18%
Sales of third-party VOIs-commission basis	119,877	48%	107,322	43%
Sales of third-party VOIs-just-in-time basis	22,724	9%	32,889	13%
Less: Equity trade allowances (6)	(119,169)	-48%	(129,191)	-52%
System-wide sales of VOIs, net	249,105	100%	248,841	100%
Less: Sales of third-party VOIs-commission basis	(119,877)	-48%	(107,322)	-43%
Gross sales of VOIs	129,228	52%	141,519	57%
Estimated uncollectible VOI
notes receivable (2)	(16,314)	-13%	(17,204)	-12%
Sales of VOIs	112,914	45%	124,315	50%
Cost of VOIs sold (3)	(12,247)	-11%	(15,325)	-12%
Gross profit (3)	100,667	89%	108,990	88%
Fee-based sales commission revenue (4)	80,574	67%	70,309	66%
Other fee-based services revenue	48,701	20%	44,933	18%
Cost of other fee-based services	(26,739)	-11%	(23,911)	-10%
Net carrying cost of VOI inventory	(4,810)	-2%	(4,411)	-2%
Selling and marketing expenses	(127,165)	-51%	(117,699)	-47%
General and administrative expenses	(42,663)	-17%	(40,402)	-16%
Net interest spread	22,046	9%	19,215	8%
Operating profit	$50,611	20%	$57,024	23%

(1)

Legacy VOI sales represent sales of Bluegreen-owned VOIs acquired or developed under Bluegreen’s traditional VOI business. Legacy VOI sales do not include Secondary Market, Fee-Based Sales, or Just-In-Time VOI sales under Bluegreen’s capital-light business strategy.

(2)

Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs which excludes sales of third-party VOIs – commission basis (and not of system-wide sales of VOIs).

(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not of system-wide sales of VOIs).
(4)	Percentages for Fee-based sales commission revenue are calculated as a percentage of sales of third-party VOIs-commission basis (and not of system-wide sales of VOIs).
(5)	Unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOI towards the purchase of a larger VOI.

Bluegreen– For the three and six months ended June 30, 2015 compared to the same periods in 2014.

System-wide sales of VOIs. System-wide sales of VOIs include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  Sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  During the three and six months ended June 30, 2015, the number of tours increased by 4% and 2%, respectively, compared to the same periods in 2014.  The increase in the number of tours reflects efforts to expand marketing to new sales prospects.  System-wide sales of VOIs were $139.9 million and $249.1 million during the three and six months ended June 30, 2015, respectively, and $139.0 million and $248.8 million during the three and six months ended June 30, 2014, respectively.

Included in system-wide sales are FBS Sales, Just-In-Time sales, sales under Secondary Market Arrangements and legacy sales.  Sales by category are tracked based on which deeded VOI is conveyed in each transaction.  Bluegreen manages which VOIs are sold based on several factors, primarily the needs of FBS clients, debt service requirements and default resale requirements under term securitization and similar transactions.  These factors cause fluctuations in the amount of sales by category from period to period.

The following table sets forth certain information for system-wide sales of VOIs, net for the periods indicated.  The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change

Number of sales offices at period-end	23	24	(4)	23	24	(4)
Number of active sales arrangements with
third-party clients at period-end	13	13	-	13	13	-
Total number of VOI sales transactions	11,940	$11,747	2	20,728	20,632	0
Average sales price per transaction	$12,346	12,227	1	$12,399	$12,223	1
Number of total prospects tours	63,337	60,944	4	109,138	106,873	2
Sale-to-tour conversion ratio– total prospects	18.9%	19.3%	(2)	19.0%	19.3%	(2)
Number of new prospects tours	42,269	39,509	7	70,463	67,201	5
Sale-to-tour conversion ratio– new prospects	15.5%	15.3%	1	15.2%	14.9%	2
Percentage of sales to existing owners	45.2%	47.6%	(5)	48.2%	50.5%	(5)
Average sales price per guest	$2,327	$2,357	(1)	$2,355	$2,360	(0)

Sales of VOIs.  Sales of VOIs represent sales of Bluegreen-owned VOIs, including legacy VOIs, those obtained on a Just-In-Time basis, and those acquired through Secondary Market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable.  In addition to the above-described factors impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.  Sales of VOIs were $59.7 million and $112.9 million during the three and six months ended June 30, 2015 and 2014, respectively compared to $64.0 million and $124.3 million for the three and six months ended June 30, 2014.

Bluegreen reduced revenue by $9.2 million and $16.3 million during the three and six months ended June 30, 2015, respectively, and $9.7 million and $17.2 million during the three and six months ended June 30, 2014, respectively, for its estimated future uncollectible notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans.  In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 13% during each of the three months ended June 30, 2015 and 2014, and 13% and 12%

during the six months ended June 30, 2015 and 2014, respectively.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory.  In addition to Bluegreen’s legacy inventory from its traditional timeshare business, Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary Market Arrangements within the capital-light business strategy.  Compared to the cost of Bluegreen’s legacy inventory, VOIs acquired in connection with Just-In-Time arrangements typically have a relatively higher associated product cost while those acquired in connection with Secondary Market arrangements typically have a lower product cost, as Secondary Market inventory is generally obtained from the POAs at a significant discount.  During the three months ended June 30, 2015 and 2014, cost of VOIs sold were $7.4 million and $8.3 million, respectively, and represented 12% and 13% of sales of VOIs, respectively.  During the six months ended June 30, 2015 and 2014, cost of VOIs sold were $12.2 million and $15.3 million, respectively, and represented 11% and 12% of sales of VOIs, respectively. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized.  While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

Fee-Based Sales Commission Revenue.   During the three months ended June 30, 2015 and 2014, Bluegreen sold $70.9 million and $65.2 million, respectively, of third-party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $48.0 million and $43.2 million, respectively, in connection with those sales.  During the six months ended June 30, 2015 and 2014, Bluegreen sold $119.9 million and $107.3 million, respectively, of third-party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $80.6 million and $70.3 million, respectively, in connection with those sales.  The increase in the sales of third-party developer inventory during the 2015 periods is due to applicable factors described above in system-wide sales of VOIs.  In addition, Bluegreen earned an average sales and marketing commission of 68% and 67% during the three and six months ended June 30, 2015, respectively, as compared to 66% during each of the three and six months ended June 30, 2014.

Net Carrying Cost of VOI Inventory.  Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold VOI inventory to the POAs that maintain the resorts.  Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from the Bluegreen sampler programs.  The carrying cost of Bluegreen’s inventory was $4.8 million and $5.0 million during the three months ended June 30, 2015 and 2014, respectively, which was partly offset by rental and sampler revenues of $2.4 million and $2.9 million, respectively.  The carrying cost of Bluegreen’s inventory was $8.9 million and $9.5 million during the six months ended June 30, 2015 and 2014, respectively, which was partly offset by rental and sampler revenues of $4.1 million and $5.1 million, respectively.  The decrease in carrying costs and related proceeds is the result of having less inventory on hand, which is a result of Bluegreen’s increased emphasis on its capital-light strategy.

Selling and Marketing Expenses.  Selling and marketing expenses were $70.5 million and $127.2 million during the three and six months ended June 30, 2015, respectively, and $65.1 million and $117.7 million during the three and six months ended June 30, 2014, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 50% during the three months ended June 30, 2015 from 47% during the three months ended June 30, 2014 and increased to 51% during the six months ended June 30, 2015 from 47% during the six months ended June 30, 2014.  The increase in selling and marketing expenses during the 2015 periods compared to the 2014 periods was a result of Bluegreen’s focus on attempting to increase its marketing efforts to new prospects as opposed to existing owners, which resulted in higher costs per tour from new and expanding marketing channels.  Sales to existing owners generally involve lower marketing expenses than sales to new prospects.  Bluegreen expects to continue to increase its focus on sales to new prospects and, as a result, sales and marketing expenses generally and as a percentage of sales may continue to increase.

Bluegreen uses a variety of methods to attract prospective purchasers of VOIs, including marketing arrangements with various third parties.  Sales of VOIs to prospects and leads generated by one marketing arrangement accounted for over approximately 20% of Bluegreen’s VOI sales volume during the three and six months ended June 30, 2015 and 2014.  There can be no guarantee that Bluegreen will be able to maintain, extend, or renew such arrangement or any other marketing arrangements in the future, and a loss of any significant marketing relationships would have a material adverse impact on Bluegreen’s financial condition, including cash position, and operating results.

General and Administrative Expenses.  General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $23.8 million and $20.5 million during the three months ended June 30, 2015 and 2014, respectively, and $42.7 million and $40.4 million during the six months ended June 30, 2015 and 2014, respectively.  As a percentage of system-wide sales of VOIs, general and administrative expenses were 17% and 15% during the three months ended June 30, 2015 and 2014, respectively, and 17% and 16% during the six months ended June 30, 2015 and 2014, respectively.  The increase in general and administrative expenses during the 2015 periods compared to the same periods in 2014 was primarily due to increased spending on executive compensation and information technology, partially offset by decreased spending on management consulting fees and litigation costs.  Revenues from mortgage servicing during the three months ended June 30, 2015 and 2014 of $0.6 million and $0.4 million, respectively, and $1.2 million and $0.8 million during the six months ended June 30, 2015 and 2014, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services Revenue.  Other fee-based services revenue increased 8% during the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club.  In connection with Bluegreen’s management services, Bluegreen also manages the club reservation system, provides services to owners, and performs billing and collections services to the Bluegreen Vacation Club and certain POAs.  At each of June 30, 2015 and 2014, Bluegreen managed 48 timeshare resort properties and hotels.  Fee-based management services revenues increased during the 2015 periods compared to the 2014 periods due to an increase in club and resort management revenues and owner program service revenues, primarily as a result of an increase in the number of owners in the vacation club.

Bluegreen also earns fees for providing title services for VOI transactions.  Title services fees increased during the 2015 periods compared to the 2014 periods mainly due to a continued initiative to reduce a processing back-log.

Additionally, Bluegreen generates revenues from its Traveler’s Plus™ program, and food and beverage and other retail operations.  Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based clients.

Bluegreen intends to continue to pursue its efforts to provide management, title and other services to resort developers and others, on a cash-fee basis.  While Bluegreen’s efforts to do so may not be successful, Bluegreen anticipates that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services.  During the three and six months ended June 30, 2015, cost of other fee-based services increased 13% and 12%, respectively, as compared to the same period in 2014 primarily due to the increased costs of providing management services as a result of the higher service volumes described above.

Net Interest Spread.    Net interest spread was $12.6 million and $9.6 million during the three months ended June 30, 2015 and 2014, respectively, $22.0 million and $19.2 million during the six months ended June 30, 2015 and 2014, respectively.  The increase in net interest spread during the 2015 periods reflects lower costs of borrowings, lower average outstanding debt balances primarily related to the repayment of the Legacy Securitization and GE 2004 Facility in 2014, and Foundation Capital Facility in 2015, interest income of $1.6 million related to the $80.0 million loan made to BFC during April 2015 (as described in Note 15 included in Item 1 of this report), and a refund of $0.6 million from the Internal Revenue Service for amounts Bluegreen previously paid related to IRC Section 453.  IRC Section 453 requires that certain companies pay interest on income deferred under the installment method of profit recognition.  These factors resulting in the increases in net interest spread were partially offset by increased interest expense related to the issuance of notes payable in connection with the 2015-A Securitization and advances under the Fifth Third Syndicated Line-of-Credit Facility which Bluegreen entered into during November 2014, and a decrease in the size of Bluegreen’s VOI notes receivable portfolio as Bluegreen continues to seek higher cash sales and larger customer down payments on financed sales as well as increased FBS .

Bluegreen’s effective cost of borrowing was 5.5% and 6.0% during the six months ended June 30, 2015 and 2014, respectively.  Bluegreen’s cost of borrowing decreased during the 2015 period compared to the 2014 period as Bluegreen continued to repay higher-interest debt and obtained new financing at relatively lower rates.

Net Income Attributable to Non-Controlling Interest.  Bluegreen includes in its consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary.  The non-controlling interest in the income of Bluegreen/Big Cedar Vacations is the portion of the entity’s consolidated pre-tax income that is attributable to Big Cedar Vacations, LLC, the unaffiliated 49% interest holder.  Net income attributable to the non-controlling interest of the consolidated subsidiary was $2.8 million and $2.1 million during the three months ended June 30, 2015 and 2014, respectively, and $5.6 million and $5.0 million during the six months ended June 30, 2015 and 2014, respectively.

Bluegreen Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	For the Six Months Ended June 30,
	2015	2014
Cash flows provided by operating activities	$34,074	$61,221
Cash flows used in investing activities	(83,750)	(1,517)
Cash flows used in financing activities	(27,711)	(70,205)
Net decrease in cash and cash equivalents	$(77,387)	$(10,501)

Cash Flows from Operating Activities.  Bluegreen’s operating cash flow decreased $27.1 million, or 44%, during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to increased spending on the development of inventory and higher marketing costs.  During the first six months of 2015, Bluegreen paid $19.7 million for development expenditures primarily related to Bluegreen/Big Cedar Vacations, as compared to $1.2 million in the 2014 period.  In addition, cash realized within 30 days of sale decreased to 47%  from 53% during the six months ended June 30, 2015 and 2014, respectively.    Additionally income tax payments increased by $1.6 million during the first six months of 2015 as compared to the same period in 2014.

Cash Flows from Investing Activities.  Cash used in investing activities increased $82.2 million during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to the $80.0 million loan made to BFC during April 2015 (as described in Note 15 included in Item 1 of this report).  The increase in cash used was partially offset by the construction of new sales centers during 2014 with no comparable expenditures in 2015 and a $9.7 million repayment of a loan previously made to Renin Holdings during the 2014 period (see Note 15 included in Item 1 of this report).

Cash Flows from Financing Activities.  The $42.5 million increase in cash flows from financing activities during the six months ended June 30, 2015 compared to the same period of 2014 is primarily due to the impact in the 2015 period of the 2015-A Term Securitization.  There were no securitization transactions in 2014.  In addition, Bluegreen paid $14.0 million in dividends to its parent company during the six months ended June 30, 2015 as compared to $33.5 million during the 2014 period.  These decreases were partially offset by higher payments on lines of credit and notes payable in the 2015 period, net of borrowings on such facilities.

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

Historically, Bluegreen’s business model depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts.  Development expenditures during 2015 are expected to be in a range of $45.0 million to $55.0 million, substantially all of which is expected to relate to Bluegreen/Big Cedar Vacations. However, if other opportunities to acquire or develop a strategic property on favorable terms present itself, Bluegreen may decide to acquire or develop additional VOI inventory, which would increase acquisition and development expenditures and may require the incurrence of additional debt.

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

Available funds may also be invested in real estate based opportunities and middle market operating businesses outside of the timeshare and hospitality industries or loaned to affiliates or others.

During the six months ended June 30, 2015and 2014, Bluegreen paid dividends totaling $14.0 million and $33.5 million, respectively, to its parent company. In July, 2015, Bluegreen paid a $10.0 million dividend to its parent company.  Bluegreen expects to pay dividends to its parent company on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

On April 17, 2015, Bluegreen, through its subsidiary, BSF, provided an $80.0 million loan to BFC, the proceeds of which were used by BFC to fund its the tender offer to purchase 4,771,221 shares of Class A Common Stock of BBX Capital at a cash purchase price of $20.00 per share.  Amounts outstanding on the loan bear interest at a rate of 10% per annum. Payments of interest only will be required on a quarterly basis, with all outstanding amounts being due and payable at the end of five years.  BFC will be permitted to prepay the loan in whole or in part at any time, and prepayments are required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness. During each of the three and six month periods ended June 30, 2015, BSF recognized $1.6 million of interest income on its loan to BFC.

2015-A Term Securitization.  On January 29, 2015, Bluegreen completed a private offering and sale of $117.8 million of investment-grade, timeshare receivable-backed notes (the "2015-A Term Securitization").  The 2015-A Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): $89.4 million of A/A rated and $28.4 million of BBB/BBB- rated notes with note interest rates of 2.88% and 3.47%, respectively, which blended to an overall weighted average note interest rate of 3.02%.  The gross advance rate for this transaction was 94.25%.  The Notes mature in May 2030.

The amount of the timeshare receivables sold to BXG Receivables Note Trust 2015-A (the “2015-A Trust”) was $125.0 million, $100.2 million of which was sold to the 2015-A Trust at closing, and $24.8 million of which was subsequently sold to the 2015-A Trust during the six months ended June 30, 2015.  The gross proceeds of such sales to the 2015-A Trust were $117.8 million.  A portion of the proceeds received were used to: repay the BB&T/DZ Purchase Facility, a total of $42.3 million, representing all amounts then outstanding (including accrued interest); repay $22.3 million under the Liberty Bank Facility, plus accrued interest; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2015-A Term Securitization, Bluegreen, as servicer, funded $9.5 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2006-B, and certain of the timeshare loans in such trust were sold to the 2015-A Trust in connection with the 2015-A Term Securitization.  The remaining $40 million of proceeds from the 2015-A Term Securitization were used by Bluegreen for general corporate purposes.  As a result of the facility repayments described above, immediately after the closing of the 2015-A Term Securitization, (i) there were no amounts outstanding under the BB&T/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2015 and (ii) $16.1 million was outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $50.0 million on a revolving basis through November 30, 2015 subject to eligible collateral and the other terms and conditions of the facility. Thus, the repayments resulted in additional availability of $64.4 million in the aggregate under the BB&T/DZ Purchase Facility and the Liberty Bank Facility subject to the terms and conditions of those facilities.

While ownership of the timeshare receivables included in the 2015-A Term Securitization was transferred and sold for legal purposes, the transfer of these timeshare receivables was accounted for as a secured borrowing for financial accounting purposes.  Accordingly, no gain or loss was recognized as a result of this transaction.

See Note 15 to the Consolidated Financial Statements included in the Company’s 2014 Annual Report and Note 10 included in this report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of June 30, 2015, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of June 30, 2015		Availability as of June 30, 2015		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2015
Liberty Bank Facility	$50,000	$21,600		$28,400		November 2015; November 2018	Prime Rate +0.75%; 4.25%
NBA Receivable Facility (1)	45,000	26,400	(2)	18,600	(2)	June 2018; December 2022	30-Day LIBOR + 3.25% to 3.50%;4.00% to 4.50% (1)
Pacific Western Bank Facility	40,000	26,591	(3)	13,409	(3)	September 2018; September 2021	30 day LIBOR+4.00% to 4.50%;4.69%
BB&T/DZ Purchase Facility	80,000	4,495		75,505		December 2015; December 2018	Applicable Index rate +3.50%;3.88%(4)
Quorum Purchase Facility	40,000	25,442		14,558		June 2015; December 2030	(5)
	$255,000	$104,528		$150,472

(1)

Of the amount outstanding as of June 30, 2015, $9.0 million bears interest at the 30-day LIBOR + 3.25% subject to a floor of 4.0% and $13.3 million bears interest at the 30-day LIBOR +3.5% subject to a floor of 4.5%. Future borrowings will incur interest at the 30-day LIBOR plus 3.25%, subject to an interest rate floor of 4.0%. Up to $15 million of the borrowing limit can be used under the NBA Line of Credit for construction/inventory borrowings discussed below.

(2)

The outstanding balance includes, and availability as of June 30, 2015 reflects, $4.1 million outstanding under the NBA Line of Credit.  Information regarding the NBA Line of Credit is included in Note 10 under Item 1 of this report.

(3)

The outstanding balance includes, and availability as of June 30, 2015 reflects, $4.8 million outstanding under the Pacific Western Term Loan.  Information regarding the Pacific Western Term Loan is included below under “Credit Facilities for Bluegreen Inventories with Future Availability” as well as in Note 10 included under Item 1 of this report.

(4)

The Applicable Index Rate for portions of amounts outstanding may be LIBOR, a “Cost of Funds” rate or commercial paper rates.  Interest charged on this facility is subject to an index rate floor of 0.375%.  As described in further detail below, the interest rate will increase to the applicable rate plus 5.5% upon the expiration of the advance period.

(5)

Of the amounts outstanding as of June 30, 2015, $8.6 million bears interest at a fixed rate of 6.9%, $7.8 million bears interest at a fixed rate of 5.5% and $9.1 million bears interest at a fixed rate of 5.0%.

Liberty Bank Facility.  Since 2008, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period.  Pursuant to the terms of the agreement, as amended in December 2013, the aggregate maximum outstanding borrowings are $50.0 million and the revolving credit period will expire in November 2015.  The Liberty Bank Facility allows future advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 50% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, all of which bear interest at the WSJ Prime Rate plus 0.75% per annum subject to a 4.25% floor.  Principal and interest are required to be paid as cash is collected on the pledged receivables, with all outstanding amounts being due in November 2018.  As previously described, during January 2015, Bluegreen repaid $22.3 million under the Liberty Bank Facility in connection with the 2015-A Term Securitization.

NBA Receivables Facility.  Since September 2010, Bluegreen/Big Cedar Vacations has maintained a revolving timeshare hypothecation facility with the National Bank of Arizona (“NBA”) (“NBA Receivables Facility”).  On June 30, 2015, the NBA Receivables Facility was amended to extend the revolving advance period and the maturity date, and to reduce the interest rate on future borrowings.  The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility up to a maximum of $45.0 million of outstanding borrowings (inclusive of outstanding borrowings under the NBA Line of Credit discussed below), subject to eligible collateral and specified terms and conditions, during a revolving credit period.  Pursuant to the terms of the amendment to the NBA Receivables Facility, the revolving advance period expiration date was extended from October 2015 to June 2018.  In addition, future borrowings under the NBA Receivables Facility will accrue interest at a rate equal to the 30-day LIBOR plus 3.25% (with an interest rate floor of 4.00%).  Borrowings outstanding under the NBA Receivables Facility prior to the amendment will continue to accrue interest at the previously prevailing rates, which for certain of the outstanding borrowings is 30-day LIBOR plus 3.25% (with an interest rate floor of 4.00%) and for the remainder of the outstanding borrowings is 30-day LIBOR plus 3.50% (with an interest rate floor of 4.50%).  Principal repayments and interest on borrowings under the NBA Receivables Facility are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in December 2022.  Prior to the amendment, the NBA Receivables Facility was scheduled to mature in April 2021.  As of June 30, 2015, $9.0 million of the outstanding balance bears interest at 4.0% and $13.3 million of the outstanding balance bears interest at 4.50%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  The NBA Receivables Facility is cross-collateralized and is subject to cross-default with the NBA Line of Credit described below.

Pacific Western Facility.  Bluegreen has a revolving timeshare receivables hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, as successor-by-merger to CapitalSource Bank, which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  On June 25, 2015, Bluegreen amended the Pacific Western Facility to extend the revolving advance period and the maturity date, increase the advance rate for certain eligible receivables, and reduce the interest rate on portions of certain future borrowings.  Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million (inclusive of outstanding borrowings under the Pacific Western Term Loan discussed above), subject to eligible collateral and customary terms and conditions.  Pursuant to the terms of the amendment to the Pacific Western Facility, the revolving advance period expiration date was extended from September 2016 to September 2018, subject to an additional 12 month extension at the option of Pacific Western Bank.  Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, will continue to be subject to an 85% advance rate.  The Pacific Western Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 53% advance rate as a result of the amendment, compared to a 45% advance rate prior to the amendment.  Borrowings under the Pacific Western Facility will continue to accrue interest at 30-day LIBOR plus 4.50%, except that, pursuant to the amendment, the interest rate on a portion of future borrowings under the Pacific Western Facility, to the extent such borrowings are in excess of established debt minimums, will accrue interest at 30-day LIBOR plus 4.00%.  Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in September 2021, subject to an additional 12 month extension at the option of Pacific Western Bank.  Prior to the amendment, the Pacific Western Facility was scheduled to mature in September 2019.  The Pacific Western Bank Facility is cross-collateralized and is subject to cross-default with the Pacific Western Term Loan described above.

BB&T/DZ Purchase Facility.  Bluegreen has a timeshare notes receivable purchase facility (the “BB&T/DZ Purchase Facility”) with Branch Banking and Trust Company (“BB&T”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), which permits maximum outstanding financings of $80.0 million.  Availability under the BB&T/DZ Purchase Facility is on a revolving basis through December 31, 2015, and amounts financed are secured by timeshare receivables at an advance rate of 75%, subject to eligible collateral and other terms of the facility, which Bluegreen believes to be customary for financing arrangements of this type.  The facility will mature and all outstanding amounts will become due thirty-six months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility.  Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by BB&T, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ.  The interest rate under the facility equals the applicable index rate plus 3.5% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 5.5%.  In each case, the applicable index rate is subject to a floor of 0.375%.  Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the receivables advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero.  As described above, during January 2015, Bluegreen repaid all amounts outstanding under the facility in connection with the 2015-A Term Securitization.  While ownership of the timeshare receivables included in the facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes.  The facility is nonrecourse and is not guaranteed by Bluegreen.

Quorum Purchase Facility.  Since December 2010, Bluegreen and Bluegreen/Big Cedar Vacations have maintained a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”).  In 2014, the Quorum Purchase Facility was amended and extended pursuant to which Quorum agreed to purchase, on a revolving basis through June 30, 2015, eligible timeshare receivables in an amount of up to an aggregate $40.0 million purchase price, pursuant to the terms of the facility and subject to certain conditions precedent.  The amended terms of the Quorum Purchase Facility reflect an 85% advance rate and provide for a program fee rate of 5.0% per annum with respect to any future advances.  Future advances are also subject to a loan purchase fee of 0.5%.  The Quorum Purchase Facility becomes due in December 2030.  Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale.  Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest, and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.  While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes.  The facility is nonrecourse and is not guaranteed by Bluegreen.  Bluegreen and Bluegreen/Big Cedar Vacations are in discussions with Quorum relating to a potential amendment to the Quorum Purchase Facility which would allow Bluegreen and Bluegreen/Big Cedar Vacations to pledge additional timeshare receivables through June 2017 up to the borrowing limit at a reduced borrowing rate of 4.75% through June 2016.  There can be no assurance that Bluegreen and Bluegreen/Big Cedar Vacations will enter into this amendment on the contemplated terms, if at all.

Credit Facilities for Bluegreen Inventories with Future Availability

Since December 2013, Bluegreen/Big Cedar Vacations has had a revolving line of credit with NBA (the “NBA Line of Credit”).  The NBA Line of Credit is secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacation’s Paradise Point Resort.  Pursuant to an amendment to the NBA Line of Credit on June 30, 2015, the NBA Line of Credit was increased from $10.0 million to $15.0 million, the revolving advance period was extended from December 2016 to June 2018 and the maturity date was extended from December 2018 to June 2020.  In addition, the interest rate on borrowings under the NBA Line of Credit reduced from 30-day LIBOR plus 4.50% (with an interest rate floor of 5.50%) to 30-day LIBOR plus 3.50% (with an interest rate floor of 5.00%) upon completion of construction of the building.  Interest payments are paid monthly.  Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point Resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions pursuant to the terms of the NBA Line of Credit.  The NBA Line of Credit is cross-collateralized and is subject to cross-default with the NBA Receivables Facility described below under “Receivable-Backed Notes Payable.”  The interest rate under the line of credit equals 5.50% as of June 30, 2015.  As of June 30, 2015, $4.1 million was outstanding under the NBA Line of Credit.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit.  On November 5, 2014, Bluegreen entered into a $25.0 million revolving credit facility with Fifth Third Bank, as administrative agent and lead arranger and Fifth Third Bank, Bank of America, N. A. and Branch Banking and Trust Company, as initial lenders.  The facility is secured by certain of Bluegreen’s sales centers, certain VOI inventory and specified non-consumer receivables and is guaranteed by certain of Bluegreen’s subsidiaries.  Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% (with other borrower elections).  The facility matures in November 2016 subject to an annual clean up provision which requires repayment of the outstanding balance for at least 30 consecutive days annually.  The facility contains covenants and conditions which Bluegreen considers to be customary for transactions of this type.  Borrowings are used by Bluegreen for general corporate purposes.  As of June 30, 2015, the interest rate under the note was 2.94% and $10.0 million was outstanding.  In July 2015, Bluegreen repaid the outstanding balance of $10.0 million in accordance with the annual clean up provision.  As of June 30, 2015, the facility was still available for use, subject to its terms and conditions.

Bluegreen has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.  Information regarding these facilities and securitizations is included in Note 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Commitments

Bluegreen’s material commitments as of June 30, 2015 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of June 30, 2015 (in thousands):

	Payments Due by Period
					Purchase
	Less than	1 — 3	4 — 5	After 5	Accounting
Contractual Obligations	1 year	Years	Years	Years	Adjustments	Total

Receivable-backed notes payable	$-	$3,350	$47,265	$355,599	$-	$406,214
Lines-of-credit and notes payable	17,206	18,537	45,856	3,465	-	85,064
Jr. subordinated debentures	-	-	-	110,827	(44,643)	66,184
Inventory purchase commitment	2,654	16,216	-	-	-	18,870
Noncancelable operating leases	9,040	17,550	5,475	15,167	(799)	46,433
Total contractual obligations	28,900	55,653	98,596	485,058	(45,442)	622,765

Interest Obligations (1)
Receivable-backed notes payable	16,866	33,749	30,078	96,700	-	177,393
Lines-of-credit and notes payable	5,455	8,890	3,921	126	-	18,392
Jr. subordinated debentures	5,687	11,373	11,373	88,842	-	117,275
Total contractual interest	28,008	54,012	45,372	185,668	-	313,060
Total contractual obligations	$56,908	$109,665	$143,968	$670,726	$(45,442)	$935,825

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2015.

In June 2015, Bluegreen entered into certain agreements with its former CEO, John Maloney, who resigned from Bluegreen on May 27, 2015.  Under the terms of these agreements, Mr. Maloney received $3.8 million and will be paid a total of $2.9 million over a 2 year period in exchange for ongoing services during the term of the agreements.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with certain property owners’ associations.  As of June 30, 2015, Bluegreen had liabilities for such subsidies totaling $6.5 million, which are included in accrued liabilities and other on the Consolidated Balance Sheet as of that date.

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

Bluegreen’s credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what  Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect Bluegreen’s financial condition and results of operations as well as its ability to pay dividends. In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

Off-balance-sheet Arrangements

As of June 30, 2015, Bluegreen did not have any “off-balance sheet” arrangements.

BBX Capital

The Company’s consolidated financial statements include the results of operations of BBX Capital. The following discussion relates to BBX Capital, which is one of BFC’s two reportable segments.

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

BBX Capital Consolidated Results of Operations

The BBX Capital reportable segment includes the activities and operations of Renin and BBX Sweet Holdings, BBX Partners and CAM.

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

BBX Sweet Holdings’ operations include the activities of Hoffman’s and Williams & Bennett for three and six months ended June 30, 2014, and the activities of Hoffman’s, Williams & Bennett, Jer’s, Helen Grace, Anastasia, Kencraft and Droga for the three and six months ended June 30, 2015 .

BBX Capital’s other activities (which are sometimes hereinafter referred to as “BBX Operations”) consist of the activities associated with managing the commercial loan portfolio, real estate properties and portfolio of charged off loans of BBX Capital and its consolidated subsidiaries, including BBX Partners, CAM and FAR, BBX Capital’s investment in Woodbridge and investments in real estate joint ventures.

In prior periods FAR’s results were reported as separate business segment as its activities were restricted by FAR’s operating agreement to the monetization of FAR’s assets in order to repay BB&T’s preferred membership interest in FAR.  As a result of the redemption of BB&T’s preferred interest in FAR during May 2015, FAR activities are no longer restricted to the monetization of FAR’s assets.  As a consequence, BBX Capital’s management changed the BBX Capital’s internal reporting, combining the operations of FAR into BBX.  As a result of the changes in the internal reports, the FAR reportable segment was consolidated with the BBX reportable segment for all periods presented.

Information regarding BBX Capital’s net income is set forth below (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2015	2014	Change	2015	2014	Change
BBX	$7,966	8,147	(181)	10,077	9,673	404
Renin	167	(699)	866	(660)	(1,051)	391
Sweet Holdings	(2,264)	(285)	(1,979)	(2,801)	(168)	(2,633)
Reconciling item (1)	229	-	229	362	-	362
Income before provision
for income taxes	6,098	7,163	(1,065)	6,978	8,454	(1,476)
(Benefit) provision for income taxes	(222)	6	(228)	(219)	6	(225)
Net income	$6,320	7,157	(837)	7,197	8,448	(1,251)

(1)  Represents capitalized interest on real estate development and joint venture activities in excess of interest expense incurred by the BBX reportable segment.

BBX Operations

BBX segment’s income before provision for income taxes during the three months ended June 30, 2015 was slightly lower than for the same 2014 period.  Total revenues increased by $12.0 million and recoveries for loan losses and real estate increased by $5.3 million.  The above improvements in earnings were offset by an $18.3 million decline in equity earnings from Woodbridge.

The $12.0 million increase in revenues for the three months ended June 30, 2015 compared to the same 2014 period resulted from a $15.5 million of gains on the sale of two properties located in West Palm Beach, Florida.  One of the properties was acquired through foreclosure and the other property was purchased and sold by the JRG/BBX Development joint venture.

The $5.3 million of increased recoveries for the three months ended June 30, 2015 compared to the same 2014 period reflect higher recoveries in the commercial loan and charged off loan portfolio during the 2015 quarter.

The $18.3 million decline in the equity earnings from Woodbridge primarily resulted from Woodbridge’s accrual of a $36.5 million liability in connection with the proposed settlement of the litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of the publicly held shares of Bluegreen, as described in further detail in “Liquidity and Capital Resources” below.  As BBX has a 46% ownership interest in Woodbridge, the $36.5 million liability reduced BBX’s equity earnings in Woodbridge by $16.8 million for the three and six months ended June 30, 2015.  Excluding this charge, the equity earnings from Woodbridge would have been  $6.6 million and $12.4 million for the three and six months ended June 30, 2015, respectively, compared to $8.1 million and $14.3 million, respectively, for the comparable 2014 periods.

BBX segment’s income before provision for income taxes during the six months ended June 30, 2015 was $404,000 higher than the same 2014 period.  Total revenues increased by $10.0 million and recoveries for loan losses and real estate increased by $10.2 million.  The above improvements in earnings were offset by an $18.7 million decline in equity earnings from Woodbridge and $3.0 million of higher selling, general and administrative expenses. The increased total revenues and recoveries as well as the decline in Woodbridge’s equity earnings were primarily the result of the items discussed above for the three months ended June 30, 2015 compared to the same 2014 period.

Selling, general and administrative expenses increased $3.0 million during the six months ended June 30, 2015 compared to the same 2014 period primarily from higher professional fees.   The higher professional fees were mainly associated with the SEC civil action, expenses incurred by BBX in connection with BFC’s tender offer and increased audit and tax service fees. Additionally, BBX did not receive any insurance reimbursements during the three and six months ended June 30, 2015 and as discussed in Note 12 included under Item 1 of this report, we do not expect to receive any further insurance reimbursements with respect to the SEC action unless and until the coverage issue with our carrier is resolved in our favor. BBX received $0.5 million and $1.4 million of insurance carrier reimbursements during the three and six months ended June 30, 2014, respectively.

Renin

The improvement in the Renin segment’s income before provision for income taxes of $866,000 and $391,000 for the three and six months ended June 30, 2015, respectively, compared to the same 2014 periods, resulted primarily from an improved gross margin, and lower interest and selling, general and administrative expenses partially offset by higher foreign exchange losses.

The improvement in the gross margin of $511,000 and $483,000 for the three and six months ended June 30, 2015 compared to the same 2014 periods reflects a greater proportion of trade sales of Renin’s higher margin hardware products.

The lower interest expense of $111,000 and $254,000 for the three and six months ended June 30, 2015 compared to the same 2014 periods resulted from the refinancing of Renin’s notes payable in June 2014.

The lower selling, general and administration expenses for the three months ended June 30, 2015 compared to the same 2014 period resulted primarily from $600,000 of expenses incurred during the three months ended June 30, 2014 in connection with the consolidation of manufacturing facilities in Canada partially offset by higher selling and marketing expenses during 2015.

The higher foreign exchange gains (losses) of $71,000 and $(233,000) for the three and six months ended June 30, 2015 compared to the same 2014 periods resulted from the valuation changes in the Canadian dollar compared to the U.S. dollar.

BBX Sweet Holdings

Revenues of the Sweet Holdings reportable segment are highly seasonal with approximately 40% of total revenues expected to be earned in the fourth quarter. It is anticipated that the financial results of the Sweet Holdings reportable segment will vary significantly on a quarterly basis.

The increase in the Sweet Holdings segment’s loss before provision for income taxes of $2.0 million and $2.6 million for the three and six months ended June 30, 2015 compared to the same 2014 periods resulted primarily from increases in selling, general and administrative expenses as well as from a lower gross margin.

The higher selling, general and administrative expenses reflects operating expenses associated with companies acquired subsequent to June 30, 2014 and costs to integrate these companies as well as increased compensation expense for the hiring of industry professionals and consulting fees as we seek to position the business to continue to expand both organically and through acquisition.  Also contributing to higher selling, general and administrative expenses were costs associated with additional Hoffman’s retail stores.  Hoffman’s opened one retail location during the third quarter of 2014 and two retail locations during the six months ended June 30, 2015.

The lower gross margin percentage for the three and six months ended June 30, 2015 compared to the same periods during 2014 primarily resulted from a higher percent of wholesale trade sales compared to retail trade sales during the 2015 periods.  The majority of Sweet Holdings acquisitions subsequent to June 30, 2014 were manufacturers selling to wholesale customers. Trade sales to wholesale customers typically have lower gross margins than trade sales to retail customers.

BBX Capital Consolidated Financial Condition

BBX Capital’s total assets as of June 30, 2015 were $388.6 million compared to $392.9 million as of December 31, 2014.  The changes in the components of total assets from December 31, 2014 to June 30, 2015 are summarized below:

•

Increase in cash resulting primarily from loan repayments and real estate sales partially offset by land improvement costs, repayment of BB&T’s preferred interest in FAR, notes payable scheduled payments and operating expenses,

•	Lower loans receivable and loans held-for-sale balances due to $5.1 million of loan repayments and $2.4 million of loans transferred through foreclosure to real estate held-for-sale,
•	Decrease in trade receivables due to lower BBX Sweet Holdings’ trade sales volume during the second quarter of 2015 compared to the fourth quarter of 2014,
•	Increase in real estate held-for-investment primarily from property improvements,
•

Decrease in real estate held-for-sale primarily from $8.7 million of real estate sales partially offset by $3.6 million of properties transferred from real estate held-for-investment and $2.4 million of real estate acquired through foreclosure,

•

Increase in investment in real estate joint ventures reflecting $0.9 million investment in the CCB Miramar joint venture and $0.2 million of capitalized interest associated with equity method investment properties under development, partially offset by $0.6 million of equity losses for the six months ended June 30, 2015,

•

BBX Capital’s lower equity investment in Woodbridge reflecting $4.4 million of equity losses resulting primarily from Woodbridge’s $36.5 million accrued liability in connection with the contemplated Bluegreen shareholder litigation settlement and $6.2 million of distributions from Woodbridge, and

•	Increase in inventory resulting primarily from seasonal BBX Sweet Holdings’ inventory production for the holidays and the acquisition of Kencraft.

BBX Capital’s total liabilities at June 30, 2015 were $69.9 million compared to $81.7 million at December 31, 2014.  The changes in the components of total liabilities from December 31, 2014 to June 30, 2015 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting distributions of proceeds from the monetization of FAR’s assets,
•

Increase in notes payable associated with $1.4 million of promissory notes issued in connection with the Kencraft acquisition partially offset by $0.6 million of notes payable scheduled principal repayments, and

•	Decrease in other liabilities due primarily to the payment of annual bonuses partially offset by higher accrued real estate taxes and accrued interest expense balances.

Liquidity and Capital Resources

BBX Capital’s current assets at June 30, 2015 consisted of cash, inventory and trade receivables aggregating $74.1 million. This does not include $18.8 million of current assets held in Renin.  BBX Capital had $29.4 million of current liabilities as of June 30, 2015.  This does not include $9.4 million of current liabilities of Renin.  BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate, revenues from BBX Sweet Holdings’ operations and distributions received from Woodbridge.

On June 5, 2015, the parties in the action brought by Bluegreen’s former public shareholders against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, challenging the terms of the merger pursuant to which Bluegreen merged into a wholly owned subsidiary of Woodbridge and Bluegreen’s shareholders (other than Woodbridge) were paid $10.00 for each share of Bluegreen’s common stock that they held immediately prior to the effective time of the merger, agreed to the settlement of the litigation.  Pursuant to the settlement, Woodbridge or its affiliates will pay $36.5 million, which amounts to approximately $2.50 per share, into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger.  The amount to be received by such former Bluegreen shareholders will be reduced by administrative costs and attorneys’ fees and costs.  In connection with the settlement, BBX Capital has agreed to repay its $11.75 million promissory note to Woodbridge and it is anticipated that additional capital contributions to Woodbridge from BBX Capital and BFC of $11.4 million and $13.4 million, respectively, based on their respective 46% and 54% ownership interests in Woodbridge will be required.  The settlement remains subject to final approval by the Court and dismissal with prejudice of all litigation arising from or relating to the merger, and full release of BFC, Bluegreen, Woodbridge and BBX Capital and others.

BBX Capital expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities. Additionally, in April 2015, BFC borrowed $80 million from Bluegreen to finance the purchase of 4,771,221 shares of BBX Capital’s Class A Common Stock in BFC’s completed tender offer. As a consequence, BBX Capital may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all.  BBX Capital may also receive funds from BFC in connection with its tax sharing agreement to the extent BFC utilizes BBX Capital’s tax benefits in BFC’s consolidated tax return.  See Note 11 included under Item 1 of this report for a discussion of income taxes.  BBX Capital also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM, FAR and BBX Partners, each of which is wholly-owned by BBX Capital.  BBX Capital also may seek to obtain funds through borrowings or the issuance of equity securities.  BBX Capital anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy of investing, directly or through joint ventures in real estate (which may include acquisition and/or development) and in operating businesses.  BBX Sweet Holdings is actively pursuing other acquisitions in the candy and confections industry.

A significant source of BBX Capital’s liquidity is the liquidation of loans and real estate, recoveries from the charged off loan portfolio, cash proceeds from the contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the six months ended June 30, 2015, the proceeds from the liquidation of loans and real estate were approximately $18.0 million and $24.1 million, respectively. During the six months ended June 30, 2015, BBX Capital received $6.2 million of dividends from Woodbridge. There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

BBX Capital’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures (including the payment of property taxes) in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX Capital’s Consolidated Contractual Obligations as of June 30, 2015 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Operating lease obligation	$21,644	2,870	6,055	5,492	7,227
Note payable to Woodbridge	11,750	11,750	-	-	-
Notes payable	19,509	2,917	5,995	8,968	1,629
Other obligations	409	120	240	49	-
Total contractual cash obligations	$53,312	17,657	12,290	14,509	8,856

Notes payable as of June 30, 2015 consisted of a term loan and revolving credit advances issued by Renin with an aggregate balance of $8.4 million, $9.3 million of promissory notes and promissory notes representing holdback amounts issued by BBX Sweet Holdings in connection with its acquisitions, and a $1.6 million note payable issued by a subsidiary of BBX Sweet Holdings.  See Note 10 included under Item 1 of this report and Note 15 of the Consolidated Financial Statements included in BFC’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the notes payable terms and covenants.

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

As previously described, during July 2015, BFC entered into a Loan and Security Agreement and related agreements, including a Pledge Agreement with Stifel Bank & Trust, which allows for borrowings by the Company of up to $10,000,000 on a revolving basis. Amounts borrowed under the facility will accrue interest at the Lender’s prime rate plus 5.0% or one-month LIBOR plus 7.5%, at the option of the Company upon a drawdown of the facility. Payments of interest for prime rate loans are payable quarterly in arrears and for LIBOR loans are payable at the end of each one-month LIBOR interest period. Additional fees include an annual 0.5% fee on any unused portion of the facility. As of the date of this report, BFC has not drawn down any borrowings under the Loan and Security Agreement.  On April 17, 2015, BFC entered into a Loan Agreement and Promissory Note with BSF,  a wholly owned subsidiary of Bluegreen, pursuant to which BSF provided an $80 million loan to BFC.  Amounts outstanding under the promissory note to BSF bear interest at a fixed rate of 10%. BFC’s indebtedness, including any additional indebtedness it may incur in the future, may have several important impacts on BFC, including that BFC will be required to utilize cash flow to service the debt, indebtedness may make BFC more vulnerable to economic downturns, and indebtedness may subject BFC to covenants or restrictions on its operations and activities or on its ability to pay dividends.

The Company’s results, particularly with respect to the results of Bluegreen, FAR and BBX are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.  Changes in interest rates can impact the net interest income recognized by BFC, BBX Capital and Bluegreen as well as the valuation of their respective assets and liabilities (as well as Woodbridge’s indebtedness at its parent company level).  The Company’s interest rate risk position did not significantly change during the six months ended June 30, 2015.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Except as described below there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On January 25, 2013, the plaintiffs in the Florida action filed a Second Amended Class Action Complaint that set forth more fully their challenge to the Bluegreen–Woodbridge Cash Merger.  The Second Amended Class Action Complaint asserts claims for (i) breach of fiduciary duties against the individual director defendants, BFC, and Woodbridge, (ii) aiding and abetting breaches of fiduciary duties against Bluegreen, BFC, Woodbridge, and BXG Merger Sub, and (iii) a violation of the section of the Massachusetts Business Corporation Act regarding the approval of conflict of interest transactions and seek to recover damages.  Class action certification was granted to the plaintiffs in the Florida action on December 18, 2013.

As previously described, the Bluegreen-Woodbridge Cash Merger was consummated on April 2, 2013.

On June 5, 2015, the parties in the action agreed to the settlement of the litigation.  Pursuant to the settlement, Woodbridge or its affiliates will pay $36.5 million, which amounts to approximately $2.50 per share, into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the Bluegreen cash merger.  The amount to be received by such former Bluegreen shareholders will be reduced by administrative costs and attorneys’ fees and costs. It is anticipated that Woodbridge will fund the Settlement Fund with proceeds from BBX Capital’s repayment of its $11.75 million promissory note to Woodbridge and from additional capital contributions from BFC and BBX Capital of $13.4 million and $11.4 million, respectively, based on their respective 54% and 46% ownership interests in Woodbridge.  The settlement remains subject to final approval by the Court and dismissal with prejudice of all litigation arising from or relating to the merger, together with a full release of BFC, Bluegreen, Woodbridge, BBX Capital and others.  BFC, Bluegreen, Woodbridge, BBX Capital and all of the defendants in the action denied and continue to deny that any of them violated any laws or breached any duties to the plaintiffs or Bluegreen’s former shareholders.

Item 1A.  RISK FACTORS

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.  EXHIBITS

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

BFC FINANCIAL CORPORATION

Date: August 7, 2015	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 7, 2015	By:	/s/ Raymond S. Lopez
Raymond S. Lopez, Chief Financial Officer and
Chief Accounting Officer