Form 10-Q
period 2015-09-30
BFC FINANCIAL CORP
filed 2015-11-16
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2015

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of November 3, 2015 is as follows:

Class A Common Stock of $.01 par value, 75,492,819 shares outstanding.
Class B Common Stock of $.01 par value, 13,718,928 shares outstanding.

(i)

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BFC Financial Corporation
Condensed Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2015	2014

ASSETS
Cash and cash equivalents ($98 in 2015 and $4,993 in 2014 held by variable
interest entities ("VIEs"))	$176,803	279,437
Restricted cash ($28,034 in 2015 and $31,554 in 2014 held by VIEs)	65,133	54,620
Loans held for sale ($0 in 2015 and $35,423 in 2014 held by VIEs)	22,126	35,423
Loans receivable, net of allowance for loan losses of $0 in 2015 and $977 in 2014
(including $0 in 2015 and $18,972, net of $977 allowance in 2014 held by VIE)	27,700	26,844
Notes receivable, including net securitized notes held by VIEs of $287,033 in 2015
and $293,950 in 2014, net of allowance of $108,389 in 2015 and $102,566 in 2014	416,292	424,267
Inventory	234,215	209,893
Real estate held for investment ($0 in 2015 and $19,945 in 2014 held by VIEs)	53,500	76,552
Real estate held for sale ($0 in 2015 and $13,745 in 2014 held by VIEs), net	72,639	41,733
Investments in unconsolidated real estate joint ventures	17,237	16,065
Properties and equipment, net ($0 in 2015 and $7,561 in 2014 held by VIEs)	88,964	89,051
Goodwill and intangible assets, net	78,021	79,730
Other assets ($13 in 2015 and $1,017 in 2014 held by VIEs)	96,749	77,681
Total assets	$1,349,379	1,411,296

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($0 in 2015 and $12,348 in 2014 held by VIEs)	$-	12,348
Receivable-backed notes payable - recourse	71,223	92,129
Receivable-backed notes payable - non-recourse (held by VIEs )	332,047	320,275
Notes and mortgage notes payable and other borrowings	115,527	107,984
Junior subordinated debentures	151,747	150,038
Deferred income taxes	15,329	92,609
Shares subject to mandatory redemption	12,999	12,714
Other liabilities ($7 in 2015 and $12,602 in 2014 held by VIEs)	188,020	176,493
Total liabilities	886,892	964,590

Commitments and contingencies (See Note 11)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 73,211,519 in 2015 and 73,307,012 in 2014	732	733
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 11,346,336 in 2015 and 10,168,105 in 2014	113	102
Additional paid-in capital	140,240	142,058
Accumulated earnings	212,199	109,660
Accumulated other comprehensive income	470	353
Total BFC Financial Corporation ("BFC") equity	353,754	252,906
Noncontrolling interests	108,733	193,800
Total equity	462,487	446,706
Total liabilities and equity	$1,349,379	1,411,296

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Sales of VOIs	$78,072	80,172	190,986	204,487
Trade sales	21,537	17,858	60,655	49,934
Interest income	22,695	21,607	64,296	65,307
Fee-based sales commission	51,029	38,665	131,603	108,974
Other fee-based services revenue	24,785	24,096	73,486	69,029
Other revenue	1,173	2,817	19,276	10,930
Total revenues	199,291	185,215	540,302	508,661

Costs and Expenses
Cost of sales of VOIs	7,039	9,586	19,286	24,911
Cost of sales	16,186	13,060	44,216	36,606
Cost of other fee-based services	14,797	14,906	46,346	43,228
Interest expense	9,261	10,785	29,784	35,762
(Recoveries from) provision for loan losses	(4,427)	656	(14,856)	(2,638)
Impairments (loss recoveries) of assets	274	5,926	(1,599)	7,151
Litigation settlement	-	-	36,500	-
Selling, general and administrative expenses	132,324	112,728	344,368	306,083
Total costs and expenses	175,454	167,647	504,045	451,103

Equity losses in unconsolidated entities	(158)	(205)	(753)	(237)
Other income, net	1,205	445	3,420	2,129
Income before income taxes	24,884	17,808	38,924	59,450
(Provision) benefit for income taxes (See Note 10)	(4,213)	(11,135)	77,531	(31,400)
Net income	20,671	6,673	116,455	28,050
Less: Net income attributable to noncontrolling interests	4,313	2,845	13,916	11,826
Net income attributable to BFC	$16,358	3,828	102,539	16,224

Basic earnings per share	$0.19	0.05	1.18	0.19
Diluted earnings per share	$0.19	0.05	1.18	0.19
Basic weighted average number of common
shares outstanding	87,023	84,326	87,083	83,679
Diluted weighted average number of common and
common equivalent shares outstanding	87,174	84,939	87,228	84,758

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Comprehensive Income - Unaudited
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$20,671	6,673	116,455	28,050

Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale, net of tax	(22)	16	(47)	34

Unrealized gains from foreign currency translation	121	14	220	56

Other comprehensive income, net of tax	$99	30	173	90

Comprehensive income, net of tax	20,770	6,703	116,628	28,140
Less: Comprehensive income attributable
to noncontrolling interests	4,331	2,851	13,972	11,848
Total comprehensive income attributable to BFC	$16,439	3,852	102,656	16,292

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Nine Months Ended September 30, 2015 and 2014
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2013	71,265	7,337	$713	73	142,585	95,810	240	239,421	182,975	422,396
Net income	-	-	-	-	-	16,224	-	16,224	11,826	28,050
Other comprehensive income	-	-	-	-	-	-	68	68	22	90
Subsidiaries' capital transactions	-	-	-	-	(1,735)	-	-	(1,735)	2,211	476
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(43)	(43)
Conversion of Common Stock from Class B to Class A	38	(38)	-	-	-	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(1,040)	-	(10)	-	(4,079)	-	-	(4,089)	-	(4,089)
Issuance of Common Stock from exercise of options	1,216	212	12	2	571	-	-	585	-	585
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Share-based compensation	-	-	-	-	1,295	-	-	1,295	-	1,295
Balance, September 30, 2014	72,868	7,511	$729	75	138,623	112,034	308	251,769	196,991	448,760

Balance, December 31, 2014	73,307	10,168	$733	102	142,058	109,660	353	252,906	193,800	446,706
Net income	-	-	-	-	-	102,539	-	102,539	13,916	116,455
Other comprehensive income	-	-	-	-	-	-	117	117	56	173
Subsidiaries' capital transactions	-	-	-	-	570	-	-	570	734	1,304
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(6,188)	(6,188)
Net effect of BFC's tender offer of BBX Capital attributable to non-controlling interest	-	-	-	-	92,763	-	-	92,763	(92,763)	-
Consideration paid in connection with the tender offer of BBX Capital					(95,424)			(95,424)	-	(95,424)
Increase in investment in BBX Capital from share exchange agreements	-	-	-	-	822	-	-	822	(822)	-
Conversion of Common Stock from Class B to Class A	40	(40)	-	-	-	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(1,549)	-	(15)		(4,438)	-	-	(4,453)	-	(4,453)
Issuance of Common Stock from exercise of options	25	-	-	-	10	-	-	10	-	10
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Issuance of Common Stock from share exchange agreement	-	1,218		11	(11)	-	-	0	-	0
Share-based compensation	-	-	-	-	3,904	-	-	3,904	-	3,904
Balance, September 30, 2015	73,212	11,346	$732	113	140,240	212,199	470	353,754	108,733	462,487

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2015	2014
Net cash (used in) provided by operating activities	$(3,558)	76,687

Investing activities:
Increase in restricted cash and cash equivalents	(2,649)	-
Proceeds from redemption and maturities of tax certificates	188	549
Purchase of securities available for sale	(5)	-
Distributions from unconsolidated entities	-	273
Investments in unconsolidated real estate joint ventures	(2,690)	(4,431)
Repayment of loans receivable, net	27,035	34,942
Proceeds from the sale of loans receivable	89	9,497
Proceeds from sales of real estate held-for-sale	35,770	21,662
Proceeds from contribution of real estate to
unconsolidated real estate joint ventures	-	6,966
Improvements in real estate held-for-investment	(15,692)	(1,128)
Purchases of real estate held-for-sale	(10,667)	-
Purchases of property and equipment	(8,619)	(15,297)
Proceeds from the sale of property and equipment	565	53
Cash paid for acquisitions, net of cash received	(10)	(4,499)
Acquisition of BBX Capital Class A shares	(95,424)	-
Net cash (used in) provided by investing activities	$(72,109)	48,587

Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	(12,348)	(54,346)
Repayments of notes, mortgage notes payable and other borrowings	(201,913)	(126,312)
Proceeds from notes, mortgage notes payable and other borrowings	198,194	84,438
Payments for debt issuance costs	(2,829)	(724)
Proceeds from the exercise of BFC stock options	10	585
Retirement of BFC's common stock	(1,893)	-
Distributions to non-controlling interest	(6,188)	(43)
Net cash used in financing activities	$(26,967)	(96,402)

(Decrease) increase in cash and cash equivalents	(102,634)	28,872
Cash and cash equivalents at beginning of period	279,437	217,636
Cash and cash equivalents at end of period	$176,803	246,508

		CONTINUED

BFC Financial Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2015	2014

Supplemental cash flow information:
Interest paid on borrowings	$25,884	32,230
Income taxes paid	19,191	20,335
Income tax refunded	(317)	(86)

Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate
held-for-sale or real estate held-for-investment	$2,987	20,450
Loans receivable transferred to loans held-for-sale	-	2,299
Real estate held-for-investment transferred to investment
in joint ventures	-	1,920
Real estate held-for-investment transferred to real
estate held-for-sale	38,707	26,730
Issuance of notes payable to purchase property and equipment	-	21
Issuance of notes payable to acquire business	(1,389)	(714)
Fair value of net assets acquired	1,683	7,045
Increase in investment in BBX Capital from the issuance of
BFC's common stock	822	-
Increase in BFC accumulated other comprehensive
income, net of taxes	117	68
Net increase (decrease) in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	570	(1,735)
Repurchase and retirement of shares of BFC's Class A Common Stock	(2,560)	(4,089)

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation

Notes to Condensed Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the consolidated financial condition of BFC at September 30, 2015; the consolidated results of operations and comprehensive income of BFC for the three and nine months ended September 30, 2015 and 2014; changes in consolidated equity of BFC for the nine months ended September 30, 2015 and 2014; and the condensed consolidated cash flows of BFC for the nine months ended September 30, 2015 and 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future period.  These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).  All significant inter-company balances and transactions have been eliminated in consolidation.  As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling financial interests, including BBX Capital Corporation and its subsidiaries (“BBX Capital”), Woodbridge Holdings, LLC (“Woodbridge”) and Bluegreen Corporation and its subsidiaries (“Bluegreen”).  As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge, Bluegreen’s parent company).

BFC is a Florida-based holding company whose principal holdings include an approximately 81% equity interest in BBX Capital and a direct 54% equity interest in Woodbridge. BBX Capital holds the remaining 46% equity interest in Woodbridge. Woodbridge owns 100% of Bluegreen.  Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures, and investments in middle market operating businesses.

BBX Capital’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida.  On July 31, 2012, BBX Capital completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BankAtlantic Sale” or the “BB&T Transaction”).  Prior to the closing of the BB&T Transaction, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).

On April 30, 2015, the Company completed a cash tender offer pursuant to which it purchased from the shareholders of BBX Capital a total of 4,771,221 shares of BBX Capital’s Class A Common Stock at a purchase price of $20.00 per share, for an aggregate purchase price of approximately $95.4 million.  Prior to the tender offer, the Company owned approximately 51% of the issued and outstanding shares of BBX Capital’s Class A Common Stock and all of the issued and outstanding shares of BBX Capital’s Class B Common Stock.  Collectively, these shares represented an approximately 51% equity interest and 74% voting interest in BBX Capital. The purchase of BBX Capital’s Class A Common Stock in the tender offer increased the Company’s ownership interest to approximately 81% of the issued and outstanding shares of BBX Capital’s Class A Common Stock. The shares of BBX Capital’s Class A Common Stock and Class B Common Stock owned by the Company currently represent an approximately 81% equity interest and 90% voting interest in BBX Capital.

As a result of the increase in BFC’s ownership interest in BBX Capital due to the purchase of additional shares of BBX Capital’s Class A Common Stock in the tender offer, BFC will be filing a consolidated group tax return which will include the operations of BBX Capital, Woodbridge and Bluegreen.  See Note 10 for additional information regarding the Company’s income taxes.

Share-based Compensation

On September 1, 2015, the Company granted 2,372,592 restricted shares of the Company’s Class B Common Stock to the Company’s executive officers under the Company’s 2014 Stock Incentive Plan.  The restricted Class B common shares had an aggregate fair value of $7.5 million on the grant date. The restricted shares granted to each executive officer are scheduled to vest ratably in annual installments over four years beginning in October 2016.  The Company recognizes the compensation costs based on the straight-line method over the vesting period.

On September 16, 2015, a total of 1,532,975 shares of restricted Class A common stock granted to executive officers in September 2011 vested.  The executive officers surrendered a total of 574,934 shares of BFC Class A common stock to satisfy the $1.8 million tax withholding obligation associated with the vesting of these shares.  BFC retired the surrendered shares.

On September 30, 2015, a total of 1,389,072 shares of restricted Class A common stock and 773,206 shares of restricted Class B common stock granted to executive officers in November 2012 and October 2014, respectively, vested.  The executive officers surrendered a total of 914,677 shares of BFC’s Class A common stock to BFC to satisfy the $2.6 million tax withholding obligation associated with the vesting of these shares. BFC retired the surrendered shares.

On September 1, 2015, BFC’s Board of Directors approved (a) the exercise in full of BFC’s options with respect to all of the BBX Capital RSUs held by the BBX Capital Executives which vested on September 30, 2015 and (b) the issuance of shares of BFC’s Class B Common Stock in exchange therefor.  In connection with this option exercise, on September 30, 2015, BFC issued a total of 1,218,476 shares of its Class B Common Stock to the BBX Capital Executives and received a total of 221,821 shares of BBX Capital’s Class A Common Stock in exchange therefor.  The share exchanges were effected simultaneously with the vesting of the applicable BBX Capital RSUs on September 30, 2015 and were based on the closing prices of BFC’s Class B Common Stock and BBX Capital’s Class A Common Stock on September 29, 2015 of $2.88 per share and $15.82 per share, respectively.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised or restricted stock awards of the Company were to vest.  In calculating diluted earnings per share, net income attributable to the Company is divided by the weighted average number of common shares. Options and certain restricted stock awards are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations during 2015. (See the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for accounting pronouncements issued prior to March 16, 2015 relevant to the Company’s operations.)

Accounting Standards Update Number 2015-16 –– Business Combinations – Imputation of Interest (Topic 805) – Simplifying the Accounting Measurement-Period Adjustments.  This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The acquirer is required to record, in the same period’s financial statements, the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2015-15 –– Interest – Imputation of Interest (Topic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  This update amends ASU 2015-03 and permits presentation of line of credit debt issuance costs as an asset with amortization over the term of the line of credit, regardless if there are any outstanding borrowings on the line of credit.  This update was effective upon the issuance of the standard and may be applied prospectively.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2015-11 –– Inventory (Topic 330) – Simplifying the Measurement of Inventory. This update requires that an entity measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.   The update is intended to more clearly articulate the requirements for the measurement and disclosure of inventory and not to change current practices.   The update is effective for annual and interim reporting periods beginning after December 15, 2016.  The update should be applied prospectively with early application permitted at the beginning of an interim or annual reporting period.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

Accounting Standards Update Number 2015-02  – Consolidation (Subtopic 810):  Amendments to Consolidation Analysis.  This new guidance makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance.  This standard will be effective for annual and interim reporting periods beginning after December 15, 2015.  The Company is currently evaluating the impact that ASU 2015-02 may have on its consolidated financial statements.

Accounting Standards Update Number 2014-09 –  Revenue Recognition (Topic 606): Revenue from Contracts with Customers. This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  It also requires disclosures designed to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This accounting guidance update will replace most existing revenue recognition guidance in GAAP.  The standard was to be effective for annual and interim reporting periods beginning after December 15, 2016.  AU 2015-14 deferred the effective date of this update for all entities by one year.   Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the requirements of this update and has not yet determined the impact it may have on the Company's consolidated financial statements.

2.    Variable Interest Entities

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

With each securitization, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of September 30, 2015, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no triggering events had occurred.

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

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest or, in certain facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note receivable.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the nine months ended September 30, 2015 and 2014 were $2.3 million and $4.1 million, respectively.  Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the associated notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s consolidated statements of financial condition is set forth below (in thousands):

	September 30,	December 31,
	2015	2014
Restricted cash	$28,034	$31,554
Securitized notes receivable, net	287,033	293,950
Receivable backed notes payable - non-recourse	332,047	320,275

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

BBX Capital

FAR

BB&T’s preferred equity interest in FAR, which was represented by FAR’s Class A Units, entitled it to a $285.0 million preference amount plus the related priority return.  Based on FAR’s amended and restated limited liability company agreement, FAR was required to make distributions quarterly, or more frequently as approved by FAR’s Board of Managers, of excess cash flows from its operations and the orderly disposition of its assets to redeem the preferred membership interests.  As such, the Class A units previously were considered mandatorily redeemable and were reflected as debt obligations in the consolidated statement of financial condition at December 31, 2014 and the priority return was considered interest expense in the consolidated statements of operations.

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

The carrying amount of the remaining assets and liabilities of FAR and the classification of these assets and liabilities in BFC’s consolidated statements of financial condition at December 31, 2014 was as follows (in thousands):

December 31,
2014
Cash and cash equivalents	$4,976
Restricted cash	-
Loans held-for-sale	35,423
Loans receivable, net	18,972
Real estate held-for-investment	19,129
Real estate held-for-sale	13,745
Properties and equipment, net	7,561
Other assets	638
Total assets	$100,444
BB&T preferred interest in FAR, LLC	$12,348
Other liabilities	12,486
Total liabilities	$24,834

3.     Investments in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	September 30,	December 31,
	2015	2014
Altis at Kendall Square, LLC	$1,247	1,264
Altis at Lakeline - Austin Investors LLC	5,151	5,000
New Urban/BBX Development, LLC	930	996
Sunrise and Bayview Partners, LLC	1,602	1,723
Hialeah Communities, LLC	4,793	5,091
PGA Design Center Holdings, LLC	1,900	1,991
CCB Miramar, LLC	875	-
BBX Centra, LLC	739	-
Investments in unconsolidated real estate joint ventures	$17,237	16,065

The amount of interest capitalized in investments in unconsolidated real estate joint ventures associated with joint venture real estate development activities for the three and nine months ended September 30, 2015 was $131,000 and $359,000, respectively.  There was no interest capitalized in investments in unconsolidated real estate joint ventures for the three or nine months ended September 30, 2014.

The condensed statements of operations for the three and nine months ended September 30, 2015 and 2014 for all of the above listed equity method joint ventures in the aggregate were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$1,051	254	2,088	481
Total costs and expenses	(1,075)	(758)	(3,463)	(1,128)
Net loss	$(24)	(504)	(1,375)	(647)

Information regarding BBX Capital’s investments in unconsolidated real estate joint ventures entered into during the nine months ended September 30, 2015 are listed below.  See Note 10 to the Consolidated Financial Statements included in the 2014 Annual Report for information on BBX Capital’s investments in other unconsolidated real estate joint ventures entered into before December 31, 2014.

CCB Miramar, LLC

In May 2015, BBX Capital entered into a joint venture agreement with two separate unaffiliated developers for the acquisition of real estate  in Miramar, Florida to construct single-family homes.  BBX Capital contributed $875,000 for a 35% interest in the joint venture and one of the developers contributed to the joint venture a contract to purchase real estate. The purchase of the real estate is subject to certain closing conditions, including receipt of all necessary entitlements and completion of due diligence by the joint venture.

BBX Centra, LLC

In August 2015, BBX Capital and other investors invested in a joint venture with a developer for the development and sale of 89 townhomes in Pembroke Pines, Florida.  BBX Capital contributed $750,000 and is entitled to receive

7.143% of the joint venture distributions until a 12% return on its investment has been attained and then BBX Capital will be entitled to 3.175% of the joint venture distributions thereafter.

4.  BBX Capital’s Loans Held-For-Sale

BBX Capital’s loans-held-for-sale are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Residential	$22,126	27,331
Second-lien consumer	-	2,351
Small business	-	5,741
Total loans held-for-sale	$22,126	35,423

Loans held-for-sale are reported at the lower of cost or fair value.  BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  BBX Capital transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  In June 2015, BBX Capital transferred its small business, residential and second-lien consumer loans from held-for-sale to held-for-investment based on its decision to hold these loans for the foreseeable future as a result of the recent appreciation of real estate values and the forecasted improving economic environment.  As a consequence, $2.4 million,  $70,000 and $4.9 million of second-lien consumer, residential and small business loans, respectively, were transferred from loans held-for-sale to loans receivable measured at the lower of cost or fair value on the transfer date.  Any difference between the carrying amount of the loan and its outstanding principal balance was recognized as a discount.   Such loans are included in loans receivable, net of the discount on the statement of financial condition as of September 30, 2015.

As of September 30, 2015, foreclosure proceedings were in process on  $14.3  million of BBX Capital’s residential loans held-for-sale.

5.    BBX Capital’s Loans Receivable

BBX Capital’s loans receivable portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Commercial non-real estate	$1,270	1,326
Commercial real estate	18,626	24,189
Small business	4,488	-
Consumer	3,247	2,306
Residential	69	-
Total loans, net of discount	27,700	27,821
Allowance for loan losses	-	(977)
Loans receivable -- net	$27,700	26,844

As of September 30, 2015, foreclosure proceedings were in process on $1.2 million of BBX Capital’s consumer loans.

The total discount on loans receivable was $3.5 million and $0 as of September 30, 2015 and December 31, 2014, respectively.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was as follows (in thousands):

	September 30,	December 31,
Loan Class	2015	2014
Commercial non-real estate	$1,270	1,326
Commercial real estate	11,881	14,464
Small business	4,488	-
Consumer	3,247	1,990
Residential	69	-
Total nonaccrual loans	$20,955	17,780

An age analysis of the past due recorded investment in BBX Capital’s loans receivable as of September 30, 2015 and December 31, 2014 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
September 30, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	940	1,270
Commercial real estate	-	-	3,986	3,986	14,640	18,626
Small business	26	-	-	26	4,462	4,488
Consumer	13	63	1,298	1,374	1,873	3,247
Residential	24	-	42	66	3	69
Total	$63	63	5,656	5,782	21,918	27,700

1)	BBX Capital had no loans that were 90 days or more past due and still accruing interest as of September 30, 2015.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	996	1,326
Commercial real estate	-	-	5,458	5,458	18,731	24,189
Consumer	-	227	1,703	1,930	376	2,306
Residential	-	-	-	-	-	-
Total	$-	227	7,491	7,718	20,103	27,821

1)	BBX Capital had no loans that were 90 days or more past due and still accruing interest as of December 31, 2014.

The activity in BBX Capital’s allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Allowance for Loan Losses:
Beginning balance	$172	1,881	977	2,713
Charge-offs :	(97)	(3,104)	(993)	(5,403)
Recoveries :	4,352	3,199	14,872	7,960
Provision:	(4,427)	656	(14,856)	(2,638)
Ending balance	$-	2,632	-	2,632
Ending balance individually evaluated for impairment	$-	1,607
Ending balance collectively evaluated for impairment	-	1,025
Total	$-	2,632
Loans receivable:
Ending balance individually evaluated for impairment	$14,475	19,302
Ending balance collectively evaluated for impairment	13,225	11,601
Total	$27,700	30,903
Proceeds from loan sales	$-	9,497	89	9,497
Transfer to loans held-for-sale	$-	2,299	-	2,299
Transfer from loans held-for-sale	$-	-	7,365	-

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

BBX Capital’s impaired loans as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of September 30, 2015			As of December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	735	1,664	735
Total with no allowance recorded	20,955	33,617	-	17,361	35,812	-
Total	$20,955	33,617	-	18,096	37,476	735

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three and nine months ended September 30, 2015 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015		September 30, 2015
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	45	3
Total with no allowance recorded	21,015	271	23,367	974
Total	$21,015	271	23,412	977

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three and nine months ended September 30, 2014 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$4,908	46	2,255	85
Total with no allowance recorded	16,466	386	23,038	731
Total	$21,374	432	25,293	816

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

BBX Capital had no commitments to lend additional funds on impaired loans as of September 30, 2015.

6.    Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and Bluegreen’s allowance for credit losses (in thousands):

	September 30,	December 31,
	2015	2014
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$157,528	162,001
VOI notes receivable - securitized	364,507	361,930
Purchase accounting adjustment	-	(150)
	522,035	523,781
Allowance for credit losses	(108,122)	(102,259)
VOI notes receivable, net	$413,913	421,522
Allowance as a % of VOI notes receivable	21%	20%

Notes receivable secured by homesites: (1)
Homesite notes receivable	$2,646	3,052
Allowance for credit losses	(267)	(307)
Homesite notes receivable, net	$2,379	2,745
Allowance as a % of homesite notes receivable	10%	10%

Total notes receivable
Gross notes receivable	$524,681	526,983
Purchase accounting adjustment	-	(150)
Allowance for credit losses	(108,389)	(102,566)
Notes receivable, net	$416,292	424,267
Allowance as a % of notes receivable	21%	19%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method.  BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of September 30, 2015 and December 31, 2014, the outstanding contractual unpaid principal balance of the acquired notes was $54.6 million and $78.2 million, respectively. As of September 30, 2015 and December 31, 2014, the carrying amount of the acquired notes was $49.6 million and $70.7 million, respectively.

The carrying amount of the acquired notes is included in the amounts of notes receivable in the consolidated statements of financial condition at September 30, 2015 and December 31, 2014. The following is a reconciliation of accretable yield as of September 30, 2015 and December 31, 2014 (in thousands):

Accretable Yield	For the Nine Months Ended September 30,	For the Twelve Months Ended December 31,
	2015	2014
Balance, beginning of period	$17,867	31,678
Accretion	(6,745)	(12,562)
Reclassification to nonaccretable yield	(706)	(1,249)
Balance, end of period	$10,416	17,867

The weighted-average interest rate on Bluegreen’s notes receivable was 16.0% at September 30, 2015 and December 31, 2014.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate on notes receivable secured by VOIs was 16.0% and 16.1% at September 30, 2015 and December 31, 2014, respectively.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of September 30, 2015 and December 31, 2014, $10.3 million and $11.7 million, respectively, of Bluegreen’s VOI notes receivable were more than three months past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit loss.

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

The activity in Bluegreen’s allowance for loan losses (including with respect to notes receivable secured by homesites) was as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2015	2014
Balance, beginning of period	$102,566	90,592
Provision for credit losses	29,795	29,439
Write-offs of uncollectible receivables	(23,972)	(21,092)
Balance, end of period	$108,389	98,939

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Current	$501,346	500,405
31-60 days	6,179	6,505
61-90 days	4,194	5,361
> 90 days (1)	10,316	11,660
Purchase accounting adjustments	-	(150)
Total	$522,035	523,781

(1)

Includes $5.8 million and $6.0 million as of September 30, 2015 and December 31, 2014, respectively, relating to VOI notes receivable that, as of such date, had been defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit loss.

7.     Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Bluegreen:
Completed VOI units	$158,258	166,332
Construction-in-progress	18,157	2,103
Real estate held for future development	88,249	83,560
Purchase accounting adjustment	(49,752)	(57,282)
Total Bluegreen	214,912	194,713

BFC and BBX Capital:
Land and facilities held for sale	704	675
Raw materials	6,247	4,628
Paper goods and packaging materials	4,581	3,834
Finished goods	7,771	6,043
Total BFC and BBX Capital	19,303	15,180

Total Inventory	$234,215	209,893

Bluegreen’s inventory is primarily comprised of completed VOIs, VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to Bluegreen’s inventory during the three or nine months ended September 30, 2015 or 2014.

Interest capitalized to VOI inventory during the three and nine months ended September 30, 2015 and 2014 was insignificant. The interest expense reflected in the Company’s consolidated statements of operations is net of capitalized interest.

BBX Capital’s inventory is primarily comprised of raw material, packaging materials and finished goods relating to BBX Capital’s subsidiaries, Renin Holdings, LLC (“Renin”) and BBX Sweet Holdings.

8.    Real Estate Held-For-Sale and Real Estate Held-For-Investment

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

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of September 30,	As of December 31,
	2015	2014
Land	$49,626	33,505
Rental properties	18,538	1,748
Residential single-family	4,451	4,385
Other	24	2,095
Total held-for-sale	$72,639	41,733

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of September 30,	As of December 31,
	2015	2014
Land	$52,335	60,356
Rental properties	-	15,234
Other	1,165	962
Total held-for-investment	$53,500	76,552

The amount of interest capitalized in land held for investment associated with real estate development improvements for the three and nine months ended September 30, 2015 was $275,000 and $706,000, respectively.  There was no interest capitalized in land held for development for the three or nine months ended September 30, 2014.

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and nine months ended September 30, 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015		September 30, 2015
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$38,626	83,974	41,733	76,552
Acquired through foreclosure	560	-	2,987	-
Transfers	35,135	(35,135)	38,707	(38,707)
Purchases	-	-	10,667	-
Improvements	-	4,910	-	16,398
Accumulated depreciation	-	(132)	-	(377)
Sales	(1,136)	-	(20,541)	-
Impairments, net	(546)	(117)	(914)	(366)
End of period, net	$72,639	53,500	72,639	53,500

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and nine months ended September 30, 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$38,021	93,032	33,971	107,336
Acquired through foreclosure	2,621	4,600	4,351	16,099
Transfers	7,814	(7,814)	26,730	(26,730)
Purchases	2,313	-	2,313	-
Improvements	-	817	-	1,128
Accumulated depreciation	-	(134)	-	(346)
Sales	(2,334)	(11,613)	(18,722)	(16,413)
Impairments, net	(167)	(5,188)	(375)	(7,374)
End of period, net	$48,268	73,700	48,268	73,700

The following table presents the real estate held-for-sale valuation allowance activity for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Beginning of period	$2,532	2,369	2,940	4,818
Transfer to held-for-investment	-	-	(93)	-
Impairments, net (1)	546	167	844	372
Sales	(110)	(118)	(723)	(2,772)
End of period	$2,968	2,418	2,968	2,418

(1)  Tax certificate impairments are not included.

9.     Debt

Notes Payable and Other Borrowings

BFC Financial

During July 2015, BFC entered into a Loan and Security Agreement and related agreements, including a Pledge Agreement, with Stifel Bank & Trust, which allows for borrowings by the Company of up to $10.0 million on a revolving basis. Amounts borrowed under the facility will accrue interest at the Lender’s prime rate plus 5.0% or one-month LIBOR plus 7.5%, at the option of the Company upon a drawdown of the facility. Payments of interest for prime rate loans are payable quarterly in arrears and for LIBOR loans are payable at the end of each one-month LIBOR interest period. Additional fees include an annual 0.5% fee on any unused portion of the facility. Borrowings under the facility will be secured by shares of Class A Common Stock of BBX Capital held by BFC in an amount such that the principal balance outstanding under the facility will not exceed 33.33% of the fair market value of the pledged BBX Capital shares based on the closing price of BBX Capital’s Class A Common Stock on the New York Stock Exchange. As of September 30, 2015, BFC had not drawn down any borrowings under the Loan and Security Agreement.

The table below sets forth the balances of the lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable) and notes payable of BBX Capital as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$60,000	8.05%	$32,582	$64,500	8.05%	$43,903
Foundation Capital	-	-	-	7,010	8.00%	10,596
Pacific Western Term Loan	4,418	5.44%	11,255	2,945	5.91%	11,882
Fifth Third Bank Note	4,633	3.25%	9,382	4,817	3.25%	9,366
NBA Line of Credit	7,544	5.50%	21,329	789	5.50%	7,601
Fifth Third Syndicated Line of Credit	15,000	2.95%	54,966	10,000	3.01%	52,453
Total Bluegreen	$91,595		$129,514	$90,061		$135,801

BBX Capital:
Wells Fargo Capital Finance	$8,003	(1)		$8,028	(1)
Anastasia Note	7,305	5.00%		7,214	5.00%
Iberia Line of Credit	4,997	2.95%		-	-
Centennial Bank – Hoffman’s	1,621	5.25%		1,645	5.25%
Centennial Bank - Kencraft	995	2.35%		-	-
Other	1,011	(2)		1,036	(2)
Total BBX Capital	$23,932			$17,923

Total Notes Payable	$115,527			$107,984

(1)

The term loan and revolving advance facility bear interest at the Bank Prime Interest Rate or the daily three month LIBOR interest rate plus a margin specified in the credit agreement ranging from 0.5% to 3.25% per annum.

(2)	The notes bear interest at interest rates ranging from 0.90% to 6.0% and mature on December 31, 2015.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund Bluegreen’s operations.  New debt issuances and significant changes related to Bluegreen’s lines-of-credit or notes payable facilities (other than receivable-backed notes payable) during the nine months ended September 30, 2015 were as follows:

Foundation Capital.  In February 2015, Bluegreen repaid in full the Foundation Capital note payable.

Pacific Western Term Loan.  Bluegreen has a non-revolving term loan with Pacific Western Bank, as successor by merger to CapitalSource Bank, secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort (the “Pacific Western Term Loan”).  On June 25, 2015, the Pacific Western Term Loan was amended to increase its then outstanding balance from $2.4 million to $4.8 million, extend the maturity date from July 2016 to June 2019, and reduce the interest rate from 30-day LIBOR plus 5.75% to 30-day LIBOR plus 5.25%  (5.44% at September 30, 2015).  Interest payments are paid monthly.  Principal payments are effected through release payments upon sales of the timeshare interests in the Bluegreen Odyssey Dells Resort that serve as collateral for the Pacific Western Term Loan, subject to mandatory principal reductions pursuant to the terms of the loan agreement.

The Pacific Western Term Loan is cross-collateralized and is subject to cross-default with the Pacific Western Facility described below under “Receivable-Backed Notes Payable.”

NBA Line of Credit. Since December 2013, Bluegreen/Big Cedar Vacations has had a revolving line of credit with National Bank of Arizona (the “NBA Line of Credit”).  The NBA Line of Credit is secured by unsold inventory and VOIs under construction at Bluegreen/Big Cedar Vacation’s Paradise Point Resort.  Pursuant to an amendment to the NBA Line of Credit on June 30, 2015, the NBA Line of Credit was increased from $10.0 million to $15.0 million, the revolving advance period was extended from December 2016 to June 2018 and the maturity date was extended from December 2018 to June 2020.  In addition, the interest rate on borrowings under the NBA Line of Credit was reduced from 30-day LIBOR plus 4.50% (with an interest rate floor of 5.50%) to 30-day LIBOR plus 3.50% (with an interest rate floor of 5.00%) upon completion of construction of the building where the VOIs are located.  Interest payments are paid monthly.  Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point Resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions.  The NBA Line of Credit is cross-collateralized and is subject to cross-default with the NBA Receivables Facility described below under “Receivable-Backed Notes Payable.”

Fifth Third Syndicated Line-of-Credit.  In July 2015, Bluegreen repaid the then outstanding balance in accordance with the annual clean up provision, which requires the repayment of the outstanding balance for at least 30 consecutive days annually.  The balance of the line of credit was $15.0 million as of September 30, 2015.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	September 30, 2015			December 31, 2014
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$29,119	4.25%	$37,272	$38,088	4.25%	$49,976
NBA Receivables Facility	21,720	4.00 - 4.50%	26,251	29,058	4.00 - 4.50%	35,296
Pacific Western Facility	20,384	4.69%	25,992	24,983	4.67%	32,397
Total	$71,223		$89,515	$92,129		$117,669

Non-recourse receivable-backed
notes payable:
BB&T/DZ Purchase Facility	$18,730	3.88%	$24,393	$42,818	3.88%	$56,406
Quorum Purchase Facility	26,817	4.75-6.90%	29,813	26,447	5.00-6.90%	30,158
GE 2006 Facility	12,864	7.35%	13,772	18,008	7.35%	19,881
2006 Term Securitization	-	-	-	12,366	6.16%	12,881
2007 Term Securitization	20,825	7.32%	22,046	30,126	7.32%	33,094
2008 Term Securitization	8,453	7.88%	9,089	11,846	7.88%	13,089
2010 Term Securitization	27,550	5.54%	31,769	37,048	5.54%	44,092
2012 Term Securitization	48,010	2.94%	52,348	59,377	2.94%	65,827
2013 Term Securitization	66,685	3.20%	69,786	82,239	3.20%	86,503
2015-A Term Securitization	102,113	3.02%	105,650	-	-	-
Total	$332,047		$358,666	$320,275		$361,931
Total receivable-backed debt	$403,270		$448,181	$412,404		$479,600

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities since January 1, 2015 were as follows:

Liberty Bank Facility.  In January 2015, Bluegreen repaid $22.3 million under the facility in connection with the issuance of the 2015-A Term Securitization described below.

NBA Receivables Facility.  Bluegreen/Big Cedar Vacations has a revolving timeshare hypothecation facility with National Bank of Arizona (the “NBA Receivables Facility”).  On June 30, 2015, the NBA Receivables Facility was amended to extend the revolving advance period and the maturity date, and to reduce the interest rate on future borrowings.  The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility up to a maximum of $45.0 million of outstanding borrowings (inclusive of outstanding borrowings under the NBA Line of Credit discussed above), subject to eligible collateral and specified terms and conditions, during a revolving credit period.  Pursuant to the terms of the amendment to the NBA Receivables Facility, the revolving advance period expiration date was extended from October 2015 to June 2018.  In addition, future borrowings under the NBA Receivables Facility will accrue interest at a rate equal to the 30-day LIBOR plus 3.25% (with an interest rate floor of 4.00%).  Borrowings outstanding under the NBA Receivables Facility prior to the amendment will continue to accrue interest at the previously prevailing rates, which for certain of the outstanding borrowings is 30-day LIBOR plus 3.25% (with an interest rate floor of 4.00%) and for the remainder of the outstanding borrowings is 30-day LIBOR plus 3.50% (with an interest rate floor of 4.50%).  Principal repayments and interest on borrowings under the NBA Receivables Facility are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the expiration of the revolving advance period, with the remaining outstanding balance maturing in December 2022.  Prior to the amendment, the NBA Receivables Facility was scheduled to mature in April 2021.    As of September 30, 2015, $11.4 million of the outstanding balance bears interest at 4.0% and $10.3 million of the outstanding balance bears interest at 4.5%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  The NBA Receivables Facility is cross-collateralized and is subject to cross-default with the NBA Line of Credit described above.

Pacific Western Facility.  Bluegreen has a revolving timeshare receivables hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, as successor-by-merger to CapitalSource Bank, which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  On June 25, 2015, Bluegreen amended the Pacific Western Facility to extend the revolving advance period and the maturity date, increase the advance rate for certain eligible receivables, and reduce the interest rate on portions of certain future borrowings.  Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million (inclusive of outstanding borrowings under the Pacific Western Term Loan discussed above), subject to eligible collateral and customary terms and conditions.  Pursuant to the terms of the amendment to the Pacific Western Facility, the revolving advance period expiration date was extended from September 2016 to September 2018, subject to an additional 12 month extension at the option of Pacific Western Bank.  Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, will continue to be subject to an 85% advance rate.  The Pacific Western Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 53% advance rate as a result of the amendment, compared to a 45% advance rate prior to the amendment.  Borrowings under the Pacific Western Facility accrue interest at 30-day LIBOR plus 4.50%, except that, pursuant to the amendment, the interest rate on a portion of future borrowings under the Pacific Western Facility, to the extent such borrowings are in excess of established debt minimums, will accrue interest at 30-day LIBOR plus 4.00%.  Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in September 2021, subject to an additional 12 month extension at the option of Pacific Western Bank.  Prior to the amendment, the Pacific Western Facility was scheduled to mature in September 2019.  The Pacific Western Facility is cross-collateralized and is subject to cross-default with the Pacific Western Term Loan described above.

BB&T/DZ Purchase Facility.  In January 2015, Bluegreen used a portion of the proceeds from the issuance of the 2015-A Term Securitization described below to repay $42.3 million under the facility.

Quorum Purchase Facility.  Bluegreen and Bluegreen/Big Cedar Vacations have a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”).  In October 2015, the Quorum Purchase Facility was amended.  Pursuant to the amendment, which was effective as of July 1, 2015, Quorum agreed to purchase, on a revolving basis through June 30, 2017, eligible timeshare receivables in an amount of up to an aggregate outstanding $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility.  In addition, the amendment decreased the interest rate on advances made under the Quorum Purchase Facility from the July 1, 2015 effective date of the amendment until June 30, 2016 to 4.75% per annum, subject to specified terms and conditions.  All amounts outstanding under the Quorum Purchase Facility prior to July 1, 2015 will continue to accrue interest at the previously prevailing rates (from 5.0% to 6.90% per annum).  The Quorum Purchase Facility continues to provide for an 85% advance rate on eligible receivables sold under the facility and a program fee rate of 5.0% per annum with respect to any future advances after June 30, 2016.  Future advances are also subject to a loan purchase fee of 0.5%.  The Quorum Purchase Facility becomes due in December 2030.  Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale.  Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest, and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.  While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial reporting purposes.  The facility is nonrecourse and is not guaranteed by Bluegreen.

GE 2006 Facility: In November 2015, Bluegreen repaid in full the GE 2006 Facility.

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

The amount of the timeshare receivables sold to BXG Receivables Note Trust 2015-A (the “2015-A Trust”) was $125.0 million, $100.2 million of which was sold to the 2015-A Trust at closing and $24.8 million of which was subsequently sold to the 2015-A Trust during the nine months ended September 30, 2015.  The gross proceeds of such sales to the 2015-A Trust were $117.8 million.  A portion of the proceeds was used to: repay the BB&T DZ Purchase Facility a total of $42.3 million, representing all amounts then outstanding (including accrued interest); repay $22.3 million under the Liberty Bank Facility plus accrued interest; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2015-A Term Securitization, Bluegreen, as servicer, funded $9.5 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2006-B, and certain of the timeshare loans in such trust were sold to the 2015-A Trust in connection with the 2015-A Term Securitization.  The remaining $40 million of proceeds from the 2015-A Term Securitization were used by Bluegreen for general corporate purposes.

While ownership of the timeshare receivables included in the 2015-A Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial reporting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

See Note 15 to the Consolidated Financial Statements included in the 2014 Annual Report for additional information with respect to Bluegreen’s notes payable.

As of September 30, 2015, Bluegreen was in compliance with all financial debt covenants under its debt instruments.

Junior Subordinated Debentures

Woodbridge and Bluegreen Junior Subordinated Debentures

Woodbridge and Bluegreen have each formed statutory business trusts which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. These trusts are variable interest entities in which Woodbridge and Bluegreen, respectively, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these business trusts; instead, the trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. There were no significant changes related to Woodbridge’s $85.0  million of junior subordinated debentures or Bluegreen’s $110.8 million of junior subordinated debentures during the three or nine months ended September 30, 2015, respectively.

BBX Capital

BBX Capital had the following new debt issuances and significant changes related to BBX Capital’s notes payable during the nine months ended September 30, 2015:

On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements, with Iberiabank, which provides for borrowings by BBX Sweet Holdings of up to $5.0 million on a revolving basis.  Amounts borrowed under this facility accrue interest at a floating rate of thirty day LIBOR plus 2.75%.  Payments of interest only are payable monthly.  The facility matures, and all outstanding principal and interest will be payable, on July 31, 2017, with one twelve month renewal option at BBX Sweet Holdings’ request, subject to satisfaction of certain conditions.  The loan documents include a number of covenants, including financial covenants relating to BBX Sweet Holdings’ debt service coverage ratio.  The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital.  BBX Sweet Holdings is using the proceeds of the facility for general corporate purposes.

In April 2015, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.0 million from a financial institution in the form of a promissory note in order to partially fund the Kencraft asset acquisition.  The promissory note bears interest at 2.35% per annum and the principal balance is payable on April 1, 2017 or sooner upon demand.  Interest is payable monthly.  The promissory note is secured by a $1.0 million certificate of deposit and a blanket lien on the Kencraft assets acquired. The $1.0 million time deposit account is included in restricted cash in the consolidated statement of financial condition as of September 30, 2015.  Additionally, in April 2015, a wholly-owned subsidiary of BBX Sweet Holdings issued a $400,000 Note to the seller in connection with the Kencraft acquisition.  The Holdback Note bears interest at 6% per annum payable quarterly beginning on July 1, 2015 and matures on April 1, 2017.  The Holdback Notes serve as security for the sellers’ obligations under the respective purchase and sale agreements, including the sellers’ indemnity obligations and performance under each of the seller’s respective non-competition agreements and provides BBX Sweet Holdings with a set-off right.  BBX Capital is the guarantor on BBX Sweet Holdings’ Holdback Note.

10.    Income Taxes

Release of Deferred Income Tax Valuation Allowance

At December 31, 2014, BFC had maintained a valuation allowance against deferred tax assets of $258.0 million.  A substantial portion of these deferred tax assets are attributable to federal and state net operating loss carry forwards.  BFC, BBX Capital and Bluegreen have historically filed separate group federal and state tax returns.  As a  separate tax return filer, BFC maintained a full valuation allowance against certain deferred tax assets based on BFC’s  determination that it was more likely than not that these deferred tax assets would not be realized.  As a result of the increase in BFC’s ownership interest in BBX Capital in connection with the tender offer completed on April 30, 2015 (as discussed in Note 1), BFC will be filing a consolidated group tax return with BBX Capital, Woodbridge and Bluegreen, which will include the operations of BBX Capital, Woodbridge and Bluegreen from May 1, 2015 forward.  A substantial portion of BFC’s net operating losses and other deductible temporary differences may be utilized in the consolidated return without limitation.

BFC evaluated all positive and negative evidence available as of the reporting date, including the ability to file a consolidated return with BBX Capital, Woodbridge and Bluegreen, the expected future reversal of existing taxable temporary differences, and expected future taxable income (primarily of Bluegreen) exclusive of reversing temporary differences and carry forwards. Based on this evaluation, BFC has determined that it is more likely than not that it will be able to realize certain deferred tax assets against which it had previously carried a valuation allowance.

In consideration of the expected realization of deferred tax assets in years beyond 2015, BFC released a portion of its valuation allowance and recognized a  deferred tax asset of approximately  $89.0 million on its balance sheet as of September 30, 2015.

In accordance with ASC 740, BFC recorded, as a discrete item in the second quarter of 2015,  a $92.3 million tax benefit for the portion of the change in valuation allowance arising from the expected realization of deferred tax assets in future years. The tax benefit for the portion of the change in valuation allowance arising from income in the current year is included in BFC’s computation of the estimated annual effective tax rate for the year, and, therefore, will reduce the tax expense that BFC otherwise would have recorded.  The discrete item recognized in the second quarter of 2015 was based on estimated income for the current year and was adjusted from $92.3 million to $89.0 million as of September 30, 2015.  See discussion of Provision for Income Taxes below.

BFC will continue to evaluate the positive and negative evidence available in subsequent periods and adjust its remaining valuation allowance to reflect the amount of net deferred tax assets it determines more likely than not to be realized.

Provision for Income Taxes

For the period from January 1, 2015 through the completion of the tender offer on April 30, 2015 and for the nine month period ended September 30, 2014,  BFC’s estimated annual effective tax rate was approximately  39%.  During those periods, BFC’s estimated annual effective tax rates were based upon Bluegreen’s separate estimated annual effective tax rate.  Consequently, Bluegreen’s provision for income taxes was $10.2 and $31.4  million for the four month period ended April 30, 2015 and the nine month period ended September 30, 2014, respectively.

For the remainder of 2015,  as a result of the change in the consolidated tax status of the Company as a result of the tender offer, the combined annual effective tax rate is estimated to be  4.3%, which takes into account the tax benefit arising from the release of a portion of BFC’s deferred tax asset valuation allowance.  The valuation allowance provided against the Company’s net operating losses was no longer required as a result of the inclusion of Bluegreen’s taxable income in the consolidated tax entity for the period following the tender offer, through the remainder of the calendar year 2015. The 2015 combined estimated annual effective tax rate was applied to income from continuing operations before consideration of the $36.5 million settlement discussed in Note 11 and was reduced by net income from noncontrolling interests in joint ventures resulting in a  $939,000 provision for income taxes for the three months ended September 30, 2015 and a $1.5 million provision for income taxes for the five month period from May 1, 2015 to September 30, 2015.

Including the discrete benefit for the reversal of deferred tax valuation allowance, BFC recorded a net provision for income taxes from continuing operations of $4.2 million for the three months ended September 30, 2015 and a net benefit for income taxes from continuing operation of $77.5 million for the nine months ended September 30, 2015.

Bluegreen

In August 2015, Bluegreen received notice from the Internal Revenue Service that its Income Tax Return for the year ended December 31, 2013 was selected for examination. In September 2015, the examination was extended to include the tax year ended December 31, 2012.  Bluegreen has complied with all examination requests to date.  While there is no assurance as to the results of these examinations, Bluegreen does not currently anticipate any material adjustments in connection with these examinations.    As of September 30, 2015, Bluegreen did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

11.    Commitments and Contingencies

BFC, Wholly-Owned Subsidiaries, and Woodbridge (Parent Company)

A wholly-owned subsidiary of BFC/CCC previously had a 50% limited partner interest in a limited partnership that had a 10% interest in a limited liability company that owned an office building in Tampa, Florida.  As of September 30, 2015 and December 31, 2014, the carrying amount of this investment was $0 as a result of the office building sale described below.  Prior to the sale, the carrying amount of this investment was approximately $229,000, which was included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition.  In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that were not related to the financial performance of the property up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents.  BFC and the unaffiliated members also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts were recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by the unaffiliated members and the limit of the specific obligations to non-financial matters.  On February 5, 2014, the office building was sold and BFC/CCC received approximately $215,000 in proceeds from the sale.  As a result of the sale, BFC was released from the guarantee and any further obligations associated with the property.  Based on accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we were not deemed the primary beneficiary of the above-described entities related to BFC/CCC’s investment as BFC  did not have the power to direct the activities that could significantly impact the performance of these entities.  Accordingly, these entities were not consolidated into BFC’s financial statements.

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  As of September 30, 2015 and December 31, 2014,  BFC accrued $2.8 million and $11.9 million, respectively, for pending legal proceedings, all of which, related to the Woodbridge appraisal rights litigation.

Liabilities arising from pending litigation matters discussed below, in excess of the amounts currently accrued, if any, are not expected to have a material impact on BFC’s financial statements. However, due to the significant uncertainties involved in these legal matters, losses in excess of amounts accrued may be incurred and could be material to BFC’s financial statements.

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida.

On September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation (“WHC”).  Pursuant to the merger, WHC merged with and into Woodbridge, which was a wholly-owned subsidiary of BFC at that time.  The shareholders of WHC at the effective time of the merger (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock in exchange for each share of WHC’s Class A Common Stock that they owned.  Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve BFC’s September 2009 merger with WHC and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge (the successor by merger to WHC) provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Under Florida law, Woodbridge thereafter commenced the appraisal rights action. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders.  On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders. As a result, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.  On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the dissenting shareholders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter of 2012 to $11.9 million as of December 31, 2012.  Woodbridge appealed the court’s ruling with respect to the fair value determination and the award of legal fees and costs and posted a $13.4 million bond in connection with the appeal.  On August 12, 2015, the appellate court issued its decision, in which it largely affirmed the trial court’s order, including the trial court’s fair value determination and the trial court’s award of attorneys’ fees and costs. On August 27, 2015, the Company made a payment of approximately $11.0 million to the dissenting shareholders for the fair value portion of the judgment and interest thereon, but reserved all rights on appeal, including the right to recover the amount paid if Woodbridge prevails on rehearing.  On October 2, 2015, Woodbridge filed a motion for rehearing.  The judgment on this motion and, if the motion is granted, the outcome of any rehearing of the action is uncertain.

In re Bluegreen Corporation Shareholder Litigation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to the previously proposed stock-for-stock merger between BFC, which at that time was the sole member of Woodbridge, and Bluegreen were filed against Bluegreen, the members of Bluegreen’s board of directors, BFC and BXG Florida Corporation, a wholly-owned subsidiary of Woodbridge formed for purposes of the merger (“BXG Merger Sub”). As described below, four of these lawsuits were consolidated into a single action in Florida, and the other three lawsuits were consolidated into a single action in Massachusetts and stayed in favor of the Florida action.

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

Following the public announcement of the termination of the stock-for-stock merger agreement and the entry into the Bluegreen-Woodbridge Cash Merger Agreement during November 2012, the plaintiffs in the Florida action filed a motion for leave to file a supplemental complaint in order to challenge the structure of, and consideration received by Bluegreen’s shareholders in, the Bluegreen-Woodbridge Cash Merger.  On November 30, 2012, the Florida court granted the plaintiffs’ motion and the supplemental complaint was deemed filed as of that date.  The supplemental complaint alleged that the merger consideration remained inadequate and continued to be unfair to Bluegreen’s minority shareholders.

On January 25, 2013, the plaintiffs in the Florida action filed a Second Amended Class Action Complaint that set forth more fully their challenge to the Bluegreen–Woodbridge Cash Merger.  The Second Amended Class Action Complaint asserted claims for (i) breach of fiduciary duties against the individual director defendants, BFC, and Woodbridge, (ii) aiding and abetting breaches of fiduciary duties against Bluegreen, BFC, Woodbridge, and BXG Merger Sub, and (iii) a violation of the section of the Massachusetts Business Corporation Act regarding the approval of conflict of interest transactions.  Class action certification was granted to the plaintiffs in the Florida action on December 18, 2013.

On June 5, 2015, the parties in the action agreed to settle the litigation. Pursuant to the settlement agreement, which was finalized and approved by the court during September 2015, Woodbridge paid $36.5 million, which amounts to approximately $2.50 per share, into a gross settlement fund for the benefit of former Bluegreen shareholders whose shares were acquired in connection with the Bluegreen cash merger. Woodbridge made the payment to the Settlement Fund with proceeds from BBX Capital’s repayment of its $11.75 million promissory note to Woodbridge and from additional capital contributions from BFC and BBX Capital of $13.4 million and $11.4 million, respectively, based on their respective 54% and 46% ownership interests in Woodbridge.  All litigation arising from or relating to the merger was dismissed with prejudice, together with a full release of BFC, Bluegreen, Woodbridge, BBX Capital and others.  BFC, Bluegreen, Woodbridge, BBX Capital and all of the defendants denied and continue to deny that any of them violated any laws or breached any duties to the plaintiffs or Bluegreen’s former shareholders.

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

Bluegreen

In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing or financing of VOIs or Bluegreen’s other business activities.  Bluegreen is also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which Bluegreen sold on May 4, 2012.  Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.  From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General.  Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise.  Unless otherwise described below, Bluegreen believes that these claims are routine proceedings incidental to Bluegreen’s business.

Reserves are accrued for matters in which Bluegreen’s management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  Bluegreen’s management does not believe that the aggregate liability relating to known contingencies in excess of the aggregate amounts accrued will have a material impact on Bluegreen’s results of operations or financial condition.  However, litigation is inherently uncertain. The actual costs of resolving legal claims may be substantially higher than the amounts accrued for these claims and may have a material adverse impact on Bluegreen’s results of operations or financial condition.

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

In re Bluegreen Corporation Shareholder Litigation

See “In re Bluegreen Corporation Shareholder Litigation” above.

Commitment to Former Bluegreen CEO

In June 2015, Bluegreen entered into certain agreements with its former CEO, John Maloney, who resigned from Bluegreen on May 27, 2015.  Under the terms of these agreements, Mr. John Maloney received $3.8 million and will be paid an additional $2.9 million over a 2 year period in exchange for ongoing services during the term of the agreements.

BBX Capital

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of September 30, 2015.

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

•

In March 2015, BBX Capital placed $1.3 million in a money market account with a financial institution in order to obtain an irrevocable letter of credit for a wholly-owned subsidiary of CAM.  The letter of credit was to guarantee payment to a third party upon the third party obtaining wetlands permits in connection with a potential development project.  The $1.3 million money market account is included in restricted cash in the consolidated statement of financial condition at September 30, 2015.

BBX Capital and its consolidated subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities.   Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation matters and the timing of ultimate resolution are inherently uncertain and difficult to predict.

BBX Capital accrues reserves for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. BBX Capital accrued $4.6 million for these matters as of September 30, 2015.  The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

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

The SEC sought a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company, (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.   On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015 (which is the date 90 days after the final judgment order was signed by the court).  The court also imposed monetary penalties against BBX Capital in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.  BBX Capital and Mr. Levan are appealing the final judgment to the Eleventh Circuit Court of Appeals, and on October 27, 2015, Mr. Levan filed a motion with the Eleventh Circuit Court of Appeals to stay the two year bar pending appeal of the court’s decision.  As a result of the court's decision, Mr. Levan will, unless the order is stayed by the appellate court, resign as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC upon the commencement of the bar.

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

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly-owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs alleged that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction.  BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believed the claims to be without merit, BBX Capital reached an agreement to settle the action, subject to court approval.  The settlement has been preliminarily approved by the court and the final approval hearing is currently scheduled for the second quarter of 2016.

12.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at September 30, 2015 and December 31, 2014 (in thousands):

	As of
	September 30,	December 31,
	2015	2014
BBX Capital	$59,887	150,254
Joint ventures	48,846	43,546
Total noncontrolling interests	$108,733	193,800

The following table summarizes the income recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

BBX Capital	$585	(910)	2,430	3,037
Joint ventures	3,728	3,755	11,486	8,789
Net income attributable to noncontrolling interests	$4,313	2,845	13,916	11,826

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

From time to time, we revise the identification of our segments and/or the measurement of each segment's operating results.  These revisions are generally the result of changes in the alignment of segment operations or changes in how our management reviews and assesses profitability and allocates resources to each segment.  When we make these changes the operating results for each affected segment are revised for all periods presented. Effective March 31, 2015, we made certain changes to our internal reporting that affected our determination of reportable segments. These changes consisted of consolidating the different business activities of BBX Capital, including FAR, Renin, BBX Sweet Holdings, CAM and BBX Partners, into a single reportable segment to align with how management is assessing BBX Capital.  As a result of these changes, we currently report the results of our continuing operations through two reportable segments: Bluegreen and BBX Capital.

In the table on the following pages, amounts set forth in the column entitled “Other” include interest expense associated with Woodbridge’s trust preferred securities (“TruPs”), corporate overhead of BFC and Woodbridge, and BFC’s other income.

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

BBX Capital

BBX Capital is involved in the acquisition, ownership and management of joint ventures and investments in real estate and real estate development projects, as well as acquisitions, investments and management of middle market operating businesses. The BBX Capital reportable segment includes operations and activities of FAR, CAM, BBX Partners, Renin and BBX Sweet Holdings. BBX Capital also holds a 46% equity interest in Woodbridge, which owns 100% of Bluegreen.  BBX Capital’s equity earnings attributable to its interest in Woodbridge are eliminated in consolidation.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2015 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other	Eliminations	Total
Revenues:
Sales of VOIs	$78,072	-	-	-	78,072
Trade sales	-	21,537	-	-	21,537
Interest income	21,975	2,720	-	(2,000)	22,695
Fee-based sales commission	51,029	-	-	-	51,029
Other fee-based services revenue	24,785	-	-	-	24,785
Other revenue	-	1278	-	(105)	1,173
Total revenues	175,861	25,535	-	(2,105)	199,291

Costs and Expenses:
Cost of sales of VOIs	7,039	-	-	-	7,039
Cost of sales	-	16,186	-	-	16,186
Cost of other fee-based services	14,797	-	-	-	14,797
Interest expense	8,157	5	3,223	(2,124)	9,261
Recoveries from loan losses	-	(4,427)	-	-	(4,427)
Asset impairments	-	274	-	-	274
Selling, general and administrative expenses	104,773	20,637	7,173	(259)	132,324
Total costs and expenses	134,766	32,675	10,396	(2,383)	175,454

Equity earnings from Woodbridge Holdings, LLC	-	10,306	-	(10,306)	-
Equity loss from unconsolidated entities	-	(158)	(70)	70	(158)
Other income, net	936	-	565	(296)	1,205
Income (loss) before taxes	42,031	3,008	(9,901)	(10,254)	24,884
(Provision) benefit for income taxes	(15,048)	31	(2,543)	13,347	(4,213)
Net income (loss)	26,983	3,039	(12,444)	3,093	20,671
Less: Net income (loss) attributable to
noncontrolling interests	3,732	(77)	-	658	4,313
Net income (loss) attributable to BFC	$23,251	3,116	(12,444)	2,435	16,358

Total assets	$1,087,378	390,655	364,211	(492,865)	1,349,379

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2014 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other	Eliminations	Total
Revenues:
Sales of VOIs	$80,172	-	-	-	80,172
Trade sales	-	17,858	-	-	17,858
Interest income	20,487	1,120	-	-	21,607
Fee based sales commission	38,665	-	-	-	38,665
Other fee-based services revenue	24,096	-	-	-	24,096
Other revenue	-	2,928	-	(111)	2,817
Total revenues	163,420	21,906	-	(111)	185,215

Costs and Expenses:
Cost of sales of VOIs	9,586	-	-	-	9,586
Cost of sales	-	13,060	-	-	13,060
Cost of other fee-based services	14,906	-	-	-	14,906
Interest expense	9,410	343	1,178	(146)	10,785
Provision for loan losses	-	656	-	-	656
Asset impairments	-	5,926	-	-	5,926
Selling, general and administrative expenses	97,572	11,315	4,089	(248)	112,728
Total costs and expenses	131,474	31,300	5,267	(394)	167,647

Equity earnings from Woodbridge Holdings, LLC	-	7,635	-	(7,635)	-
Equity loss from unconsolidated entities	-	(205)	(64)	64	(205)
Other income, net	158	-	569	(282)	445
Income (loss) before income taxes	32,104	(1,964)	(4,762)	(7,570)	17,808
Provision for income taxes	(11,135)	-	-	-	(11,135)
Net income (loss)	20,969	(1,964)	(4,762)	(7,570)	6,673
Less: Net income (loss) attributable to
noncontrolling interests	3,759	(66)	-	(848)	2,845
Net income (loss) attributable to BFC	$17,210	(1,898)	(4,762)	(6,722)	3,828

Total assets	$1,052,756	382,075	301,949	(339,234)	1,397,546

The table below sets forth the Company’s segment information for the nine months ended September 30, 2015 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other	Eliminations	Total
Revenues:
Sales of VOIs	$190,986	-	-	-	190,986
Trade sales	-	60,655	-	-	60,655
Interest income	62,290	5,628	-	(3,622)	64,296
Fee-based sales commission	131,603	-	-	-	131,603
Other fee-based services revenue	73,486	-	-	-	73,486
Other revenue	-	19,576	-	(300)	19,276
Total revenues	458,365	85,859	-	(3,922)	540,302

Costs and Expenses:
Cost of sales of VOIs	19,286	-	-	-	19,286
Cost of sales	-	44,216	-	-	44,216
Cost of other fee-based services	46,346	-	-	-	46,346
Interest expense	26,426	193	7,205	(4,040)	29,784
Recoveries from loan losses	-	(14,856)	-	-	(14,856)
Recoveries on assets	-	(1,599)	-	-	(1,599)
Litigation settlement	-	-	36,500	-	36,500
Selling, general and administrative expenses	274,601	53,107	17,430	(770)	344,368
Total costs and expenses	366,659	81,061	61,135	(4,810)	504,045

Equity earnings from Woodbridge Holdings, LLC	-	5,941	-	(5,941)	-
Equity loss from unconsolidated entities	-	(753)	(195)	195	(753)
Other income, net	2,775	-	1,552	(907)	3,420
Income (loss) before taxes	94,481	9,986	(59,778)	(5,765)	38,924
(Provision) benefit for income taxes	(33,575)	250	72,928	37,928	77,531
Net income	60,906	10,236	13,150	32,163	116,455
Less: Net income attributable to
noncontrolling interests	9,343	1,948	-	2,625	13,916
Net income attributable to BFC	$51,563	8,288	13,150	29,538	102,539

The table below sets forth the Company’s segment information for the nine months ended September 30, 2014 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other	Eliminations	Total
Revenues:
Sales of VOIs	$204,487	-	-	-	204,487
Trade sales	-	49,934	-	-	49,934
Interest income	61,467	4,178	-	(338)	65,307
Fee based sales commission	108,974	-	-	-	108,974
Other fee-based services revenue	69,029	-	-	-	69,029
Other revenue	-	11,260	-	(330)	10,930
Total revenues	443,957	65,372	-	(668)	508,661

Costs and Expenses:
Cost of sales of VOIs	24,911	-	-	-	24,911
Cost of sales	-	36,606	-	-	36,606
Cost of other fee-based services	43,228	-	-	-	43,228
Interest expense	31,175	1,855	3,510	(778)	35,762
Recoveries from loan losses	-	(2,638)	-	-	(2,638)
Asset impairments	-	7,151	-	-	7,151
Selling, general and administrative expenses	255,673	38,514	12,751	(855)	306,083
Total costs and expenses	354,987	81,488	16,261	(1,633)	451,103

Equity earnings from Woodbridge Holdings, LLC	-	21,965	-	(21,965)	-
Equity loss from unconsolidated entities	-	(237)	(446)	446	(237)
Other income, net	1,278	-	1,829	(978)	2,129
Income (loss) before income taxes	90,248	5,612	(14,878)	(21,532)	59,450
(Provision) benefit for income taxes	(31,757)	288	69	-	(31,400)
Net income (loss)	58,491	5,900	(14,809)	(21,532)	28,050
Less: Net income (loss) attributable to
noncontrolling interests	8,797	(434)	-	3,463	11,826
Net income (loss) attributable to BFC	$49,694	6,334	(14,809)	(24,995)	16,224

14.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, who serves as Chairman, Chief Executive Officer and President of the Company, and John E. Abdo, who serves as Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately  76% of the Company’s total voting power.  Mr. Alan Levan and Mr. Abdo are each executive officers and directors of BBX Capital.  In addition, Jarett S. Levan, the son of Alan B. Levan, is an executive officer and director of the Company and BBX Capital.  Further, Seth M. Wise, an executive officer and director of the Company, and Raymond S. Lopez, an executive officer of the Company, are each executive officers of BBX Capital. The Company and BBX Capital own 54% and 46%, respectively, of the outstanding equity interests in Woodbridge, which is the sole shareholder of Bluegreen. Mr. Alan Levan and Mr. Abdo serve as Chairman and Vice Chairman, respectively, of Bluegreen.

On September 4, 2015, BFC entered into Share Exchange Agreements with Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise (collectively, the “BBX Capital Executives”) as holders of restricted stock units of Class A Common Stock of BBX Capital (“BBX Capital RSUs”).  Pursuant to the Share Exchange Agreements, (a) each BBX Capital Executive granted BFC the option to acquire, simultaneously with the vesting of each BBX Capital RSU, some or all of the shares of BBX Capital’s Class A Common Stock which, absent the Share Exchange Agreement, would (after withholding) have been received by the BBX Capital Executive upon the vesting of the BBX Capital RSU and (b) BFC agreed to issue to the BBX Capital Executive shares of BFC’s Class A Common Stock or Class B Common Stock having an aggregate market value equal to the aggregate market value of the shares of BBX Capital’s Class A Common Stock acquired by BFC upon the option exercise. Pursuant to the Share Exchange Agreements, the market value of the shares of BFC’s Class A Common Stock and Class B Common Stock and of BBX Capital’s Class A Common Stock is the closing price of the applicable class of stock on the trading day immediately preceding the date of closing of the share exchange.

On September 1, 2015, BFC’s Board of Directors approved (a) the exercise in full of BFC’s options with respect to all of the BBX Capital RSUs held by the BBX Capital Executives which vested on September 30, 2015 and (b) the issuance of shares of BFC’s Class B Common Stock in exchange therefor.   In connection with this option exercise, on September 30, 2015, BFC issued a total of 1,218,476 shares of its Class B Common Stock to the BBX Capital Executives and received a total of 221,821 shares of BBX Capital’s Class A Common Stock in exchange therefor.  The share exchanges were effected simultaneously with the vesting of the applicable BBX Capital RSUs on September 30, 2015 and were based on the closing prices of BFC’s Class B Common Stock and BBX Capital’s Class A Common Stock on September 29, 2015 of $2.88 per share and $15.82 per share, respectively. The following table sets forth the number of shares of BFC’s Class B Common Stock issued to each BBX Capital Executive on September 30, 2015 and the number of shares of BBX Capital’s Class A Common Stock which BFC received in exchange therefor.

BBX Capital Executive	Number of Shares of BFC’s Class B Common Stock Issued to the BBX Capital Executive	Number of Shares of BBX Capital’s Class A Common Stock Received by BFC
Alan B. Levan	405,624	73,843
John E. Abdo	405,624	73,843
Jarett S. Levan	204,413	37,213
Seth M. Wise	202,815	36,922
Total	1,218,476	221,821

On May 8, 2015, BFC, BBX Capital, Woodbridge, Bluegreen and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns.  The parties will calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  Bluegreen paid BFC $6.6 million and $11.6 million during the three and nine months ended September 30, 2015, respectively, pursuant to the Agreement to Allocate Consolidated Income Tax Liability and Benefits.

For the three and nine months ended September 30, 2015 and 2014, the Company paid Abdo Companies, Inc. approximately $77,000 and $230,000, respectively, in exchange for Abdo Companies, Inc.’s provision of certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that BFC sponsored in 2001 and in which it holds investments.

15.    Fair Value Measurement

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of September 30, 2015 or December 31, 2014.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2015 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	September 30, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$186	-	-	186	120
Impaired real estate held-for-sale
and held-for-investment	1,612	-	-	1,612	1,046
Impaired loans held-for-sale	4,759			4,759	207
Total	$6,557	-	-	6,557	1,373

(1)	Total impairments represent the amount of losses recognized during the nine months ended September 30, 2015 on assets that were held and measured at fair value as of September 30, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis as of September 30, 2015 is as follows (Fair Value in thousands):

As of September 30, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$186	Collateral	Value less Cost to Sell	$0.3 million
Impaired real estate held-for-sale		Fair Value of	Discount Rates and Appraised
and held-for-investment	1,612	Property	Value less Cost to Sell	$0.4 - $0.7 million ($0.5 million)
Impaired loans held-for-sale	4,759	Fair Value of Collateral	Discount Rates and Appraised Value less Cost to Sell	$0.1 - $0.5 million ($0.2 million)
Total	$6,557

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	September 30, 2014
Loans measured for
impairment using the fair value
of the underlying collateral	$2,769	-	-	2,769	1,993
Impaired real estate held-for-sale
and held-for-investment	25,558	-	-	25,558	7,615
Impaired loans held-for-sale	8,374	-	-	8,374	3,286
Total	$36,701	-	-	36,701	12,894

(1)	Total impairments represent the amount of losses recognized during the nine months ended September 30, 2014 on assets that were held and measured at fair value as of September 30, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis as of September 30, 2014 was as follows (Fair Value in thousands):

As of September 30, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$2,769	Collateral	Value less Cost to Sell	$0.1 - $2.7 million ($0.6 million)
Impaired real estate held-for-sale		Fair Value of	Discount Rates and Appraised
and held-for-investment	25,558	Property	Value less Cost to Sell	$0.1 - $9.0 million ($3.2 million)
		Fair Value of	Discount Rates and Appraised
Impaired loans held-for-sale	8,374	Collateral	Value less Cost to Sell	$0.1 -$1.8 million ($0.3 million)
Total	$36,701

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no significant liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of September 30, 2015 or December 31, 2014.

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

Real Estate Held-for-Sale and Held-for-Investment

Real estate is generally valued using third party appraisals.  These appraisals generally use the market approach valuation technique and use market observable data to formulate an estimate of the fair value of the properties.  The market observable data typically consists of comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates.  The above inputs are considered Level 3 inputs as the appraiser uses professional judgement in the calculation of the fair value of the properties.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at September 30, 2015 and December 31, 2014 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September 30,	September 30,	Assets	Inputs	Inputs
	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-
for-sale, net	$49,826	55,793	-	-	55,793
Notes receivable, net	416,292	500,000	-	-	500,000
Notes receivable from preferred shareholders (1)	5,000	4,400	-	-	4,400

Financial liabilities:
Receivable-backed notes payable	$403,270	401,800	-	-	401,800
Notes and mortgage notes payable and
other borrowings	115,527	117,330	-	-	117,330
Junior subordinated debentures	151,747	137,500	-	-	137,500
Shares subject to mandatory redemption	12,999	12,215	-	-	12,215

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-
for-sale, net	$62,267	73,423	-	-	73,423
Notes receivable, net	424,267	520,000	-	-	520,000
Notes receivable from preferred shareholders (1)	5,000	4,400	-	-	4,400

Financial liabilities:
Receivable-backed notes payable	$412,404	411,400	-	-	411,400
Notes and mortgage notes payable and
other borrowings	107,984	108,828	-	-	108,828
BB&T preferred interest in FAR	12,348	12,383	-	-	12,383
Junior subordinated debentures	150,038	134,500	-	-	134,500
Shares subject to mandatory redemption	12,714	12,215	-	-	12,215

(1)	Notes receivable from preferred shareholders is included in other assets on BFC’s consolidated statements of financial condition as of September 30, 2015 and December 31, 2014.

Management of each of BFC, BBX Capital and Bluegreen has made estimates of fair value that it believes to be reasonable.  However, because there is no active market for many of these financial instruments, the fair value of these financial instruments has been derived using the income approach technique with Level 3 unobservable inputs.  Estimates used in net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates.  These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.  As such, the estimated value upon sale or disposition of the asset may not be received and the estimated value upon disposition of the liability in advance of its scheduled maturity may not be paid.

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

The amounts reported in the consolidated statements of financial condition relating to Bluegreen’s notes and mortgage notes payable and other borrowings, including receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates.  The fair value of Bluegreen’s fixed rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.  These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.  The fair value of BBX Capital’s notes payable is measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

The fair value of junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

16.  Subsequent Events

Subsequent events have been evaluated through November 16, 2015.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company whose principal holdings include an approximately 81% equity interest in BBX Capital Corporation and its subsidiaries (“BBX” or “BBX Capital”) and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”). Woodbridge owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”). BBX Capital owns the remaining 46% equity interest in Woodbridge.

BBX Capital is involved in the acquisition, ownership and management of joint ventures and investments in real estate and real estate development projects, as well as investments in and the management of middle market operating businesses.

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

As of September 30, 2015, we had total consolidated assets of approximately $1.3 billion and shareholders’ equity attributable to BFC of approximately $353.7 million. Net income attributable to BFC for the three and nine months ended September 30, 2015 was approximately $16.4 million and $102.5 million, respectively, compared to $3.8 million and $16.2 million, respectively, during the same periods for 2014.

BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. In recent years, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole.  Initiatives in furtherance of this strategy include BFC’s purchase of additional shares of BBX Capital’s Class A Common Stock in the tender offer which was completed in April 2015, as described in further detail below, and the cash merger consummated in April 2013 pursuant to which Woodbridge acquired all of the outstanding shares of Bluegreen’s common stock not previously owned by Woodbridge. Additionally, we may invest in operating businesses and real estate joint ventures for the development of residential and commercial real estate projects, including those in which our affiliates may participate.  In furtherance of this goal or otherwise as part of our business and investment strategy, we expect to evaluate various financing transactions, including debt or equity financings, secured or unsecured indebtedness, and other alternative sources of new capital. BFC’s investments or acquisitions, and the business and investment strategies of BFC’s subsidiaries, may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis and may involve a long term investment, causing our results of operations to vary significantly on a quarterly basis. BFC and BBX Capital may consider disposing of all or a portion of its assets, investments or subsidiaries, including transactions involving BBX Sweet Holdings, Renin, or Bluegreen, either directly or indirectly through a transaction involving Woodbridge.  These may include, among other alternatives, a future sale or spin-off or transactions involving public or private issuances of debt or equity securities which might result in the ownership of less than 100% of the companies.

GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest including BBX Capital, Woodbridge, and Bluegreen, all of which are presented on a consolidated basis in BFC’s financial statements.

We currently report the results of our business activities through two reportable segments:  Bluegreen and BBX Capital. See Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this report for additional information regarding our reportable segments.

Recent Events

Tender Offer for Shares of BBX Capital’s Class A Common Stock

On April 30, 2015, the Company consummated a cash tender offer pursuant to which it purchased from the shareholders of BBX Capital a total of 4,771,221 shares of BBX Capital’s Class A Common Stock, or an additional 30% of BBX Capital’s Class A Common Stock, at a purchase price of $20.00 per share, for a total purchase price of approximately $95.4 million. As a result, the Company increased its ownership from 51% to approximately 81% of the issued and outstanding shares of BBX Capital’s Class A Common Stock.  The Company also owns 100% of the shares of BBX Capital’s Class B Common Stock.  Collectively, the shares of BBX Capital’s Class A Common Stock and Class B Common Stock owned by the Company represent an approximately 81% equity interest and 90% voting interest in BBX Capital.

On April 17, 2015, BFC entered into a Loan Agreement and Promissory Note with Bluegreen Specialty Finance, LLC, a wholly owned subsidiary of Bluegreen (“BSF”), pursuant to which BSF provided an $80 million loan to BFC.  BFC used the proceeds of the loan and approximately $15.4 million in cash on hand to fund the purchase of shares in the tender offer. Amounts outstanding on the loan bear interest at a rate of 10% per annum.  Payments of interest only are required on a quarterly basis, with all outstanding amounts being due and payable at the end of five years.  BFC is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness.  The $80 million loan to BFC from Bluegreen is eliminated in BFC’s consolidated financial statements.

Share Exchange Agreement

On September 4, 2015, BFC entered into Share Exchange Agreements with the executive officers of BBX Capital (collectively, the “BBX Capital Executives”) as holders of restricted stock units of Class A Common Stock of BBX Capital (“BBX Capital RSUs”).  Pursuant to the Share Exchange Agreements, (a) each BBX Capital Executive granted BFC the option to acquire, simultaneously with the vesting of each BBX Capital RSU, some or all of the shares of BBX Capital’s Class A Common Stock which, absent the Share Exchange Agreement, would (after withholding) have been received by the BBX Capital Executive upon the vesting of the BBX Capital RSU and (b) BFC agreed to issue to the BBX Capital Executive shares of BFC’s Class A Common Stock or Class B Common Stock having an aggregate market value equal to the aggregate market value of the shares of BBX Capital’s Class A Common Stock acquired by BFC upon the option exercise. Pursuant to the Share Exchange Agreements, the market value of the shares of BFC’s Class A Common Stock and Class B Common Stock and of BBX Capital’s Class A Common Stock is the closing price of the applicable class of stock on the trading day immediately preceding the date of closing of the share exchange.

On September 1, 2015, BFC’s Board of Directors approved (a) the exercise in full of BFC’s options with respect to all of the BBX Capital RSUs held by the BBX Capital Executives which vested on September 30, 2015 and (b) the issuance of shares of BFC’s Class B Common Stock in exchange therefor.   In connection with this option exercise, on September 30, 2015, BFC issued a total of 1,218,476 shares of its Class B Common Stock to the BBX Capital Executives and received a total of 221,821 shares of BBX Capital’s Class A Common Stock in exchange therefor.  The share exchanges were effected simultaneously with the vesting of the applicable BBX Capital RSUs on September 30, 2015 and were based on the closing prices of BFC’s Class B Common Stock and BBX Capital’s Class A Common Stock on September 29, 2015 of $2.88 per share and $15.82 per share, respectively.

Settlement of Bluegreen Corporation Shareholder Litigation

On June 5, 2015, the parties in the action captioned In re: Bluegreen Corporation Shareholder Litigation agreed to the settlement of the litigation (the “Settlement”). The lawsuit, first filed in November 2011, was brought against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, and challenged the terms of the merger pursuant to which Bluegreen merged into a wholly owned subsidiary of Woodbridge and Bluegreen’s shareholders (other than Woodbridge) were paid $10.00 for each share of Bluegreen’s common stock that they held immediately prior to the effective time of the merger. The plaintiffs in the lawsuit sought the “fair value” of the shares of Bluegreen’s common stock on behalf of Bluegreen’s minority shareholders. Pursuant to the Settlement, Woodbridge paid $36.5 million, which amounts to approximately $2.50 per share, into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger (the “Class”).   Woodbridge used the proceeds from BBX Capital’s repayment of its $11.75 million promissory note to Woodbridge and additional capital contributions from BFC and BBX Capital of $13.4 million and $11.4 million, respectively, based on their respective 54% and 46% ownership interests in Woodbridge to fund the Settlement Fund.  All litigation arising from or relating to the merger was dismissed with prejudice, together with a full release of BFC, Bluegreen, Woodbridge, BBX Capital and others.  BFC, Bluegreen, Woodbridge, BBX Capital and all of the defendants denied and continue to deny that any of them violated any laws or breached any duties to the plaintiffs or Bluegreen’s former shareholders.

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

•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to or make additional investments in its consolidated and joint venture entities or that BFC may not achieve or maintain in the future the benefits anticipated to be realized from such support or additional investments, including the additional investment made in BBX Capital pursuant to the tender offer, and the risk that BFC will not be in a position to make new investments or that any investments made will not prove to be advantageous;
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

•

risks related to litigation and other legal proceedings involving BFC and its subsidiaries, including with respect to the action brought by the SEC against BBX Capital and its Chairman, who also serves as BFC’s Chairman, reputational risks and risks relating to the potential loss of the services of BFC’s Chairman;

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

•	the performance of entities in which BFC has made investments may not be profitable or have anticipated results;
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

With respect to BBX Capital, the risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BBX Capital and its subsidiaries, including their respective markets, products and services, the impact of decreases in real estate values, and increased unemployment or high unemployment rates on its business generally, the value of its assets, the ability of BBX Capital’s borrowers to service their obligations and the value of collateral securing outstanding loans;

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in BBX Capital’s allowance for loan losses;
•

the impact of and expenses associated with litigation, including, but not limited to, current litigation brought by the SEC and the risk that BBX Capital’s insurance carrier seeks to obtain reimbursement of the amounts it previously advanced to BBX Capital in connection with the action and that the decision, verdict or remedy ordered by the Court in the SEC action against the BBX Capital and Mr. Levan will not be stayed or reversed on appeal;

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

•

the risks that the assets held by BBX Capital may not be monetized at the values currently ascribed to them, and that BBX Capital’s investments in real estate developments, real estate joint ventures and operating businesses, including BBX Capital’s investment in Woodbridge,  BBX Sweet Holdings and its acquisition with BFC of Renin Corp., as well as any acquisitions or investments that BBX Capital may make in the future may not achieve the returns anticipated or may not be profitable;

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

•	failure of third party suppliers and manufacturers to provide quality products on commercially reasonable terms could adversely affect the businesses of Renin and BBX Sweet Holdings;
•	Hoffman’s may not be able to open new retail locations as anticipated or in the time frame anticipated;
•

Renin’s indebtedness may impact its financial condition and results of operations, and the terms of Renin’s indebtedness may limit its activities, the risk that Renin will not meet its financial covenants and the risk that BBX Capital and BFC may be required to make further capital contributions to Renin. Further BBX Capital’s investment in Renin exposes it to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound; and

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

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented.  On an ongoing basis, management evaluates its estimates, including those that relate to the determination of the allowance for loan losses, the estimated future sales value of inventory, the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting, the recovery of the carrying value of real estate inventories, the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets, the valuation of securities, as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the determination of the fair value of assets and liabilities in the application of the acquisition method of accounting, the estimate of contingent liabilities related to litigation and other claims and assessments, and assumptions used in the valuation of stock based compensation.  The accounting policies that we have identified as critical accounting policies are: (i) revenue recognition and inventory cost allocation; (ii) the carrying value of completed VOI inventory; (iii) the carrying value of VOIs held for and under development; (iv) allowance for credit and loan losses, including with respect to notes receivable secured by VOIs; (v) the impairment of long-lived assets, including intangible assets; and (vi) the accounting for Bluegreen’s notes receivable acquired by BFC during 2009 in connection with the purchase of additional shares of Bluegreen’s common stock at that time as purchased impaired loans.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions and conditions.  If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially and adversely impacted.

New Accounting Pronouncements

See Note 1 included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.

Summary of Consolidated Results of Operations

Information regarding net income attributable to BFC for the three and nine months ended September 30, 2015 and 2014 is set forth in the table below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change

Income from Bluegreen Segment	$42,031	32,104	9,927	94,481	90,248	4,233
Income (loss) from BBX Capital Segment	3,008	(1,964)	4,972	9,986	5,612	4,374
Loss from Other	(9,901)	(4,762)	(5,139)	(59,778)	(14,878)	(44,900)
Eliminations	(10,254)	(7,570)	(2,684)	(5,765)	(21,532)	15,767
Income from continuing operations before taxes	24,884	17,808	7,076	38,924	59,450	(20,526)
(Provision) benefit for income taxes	(4,213)	(11,135)	6,922	77,531	(31,400)	108,931
Net income	20,671	6,673	13,998	116,455	28,050	88,405
Less: Net income attributable to noncontrolling interests	(4,313)	(2,845)	(1,468)	(13,916)	(11,826)	(2,090)
Net income attributable to BFC	$16,358	3,828	12,530	102,539	16,224	86,315

The Company reported consolidated net income attributable to BFC of approximately $16.4 million and $102.5 million for the three and nine months ended September 30, 2015, respectively.  The benefit for income taxes for the nine months ended September 30, 2015 of $77.5 million includes an $89.0 million reversal of the deferred tax valuation allowance in connection with BFC’s ability to file a consolidated group tax return with BBX Capital, Woodbridge and Bluegreen. Loss from Other for the nine months ended September 30, 2015 includes the $36.5 million settlement of the Bluegreen shareholder litigation.  Eliminations consist primarily of BBX Capital’s equity earnings in Woodbridge.  Net income attributable to BFC for the three and nine months ended September 30, 2014 was $3.8 million and $16.2 million, respectively.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at September 30, 2015 and December 31, 2014 were $1.3 billion and $1.4 billion, respectively.  The primary changes in components of total assets are summarized below:

•

Decrease in cash primarily related to the Company’s purchase of an additional 30% of BBX Capital’s Class A Common Stock in the tender offer for $95.4 million which was completed during April 2015; payment of $11 million in connection with the Woodbridge appraisal rights litigation; payment of $36.5 million in connection with the settlement of the Bluegreen merger litigation; the repayment of BB&T’s preferred interest in FAR of $12.3 million; scheduled notes payable payments at BBX Capital; and Bluegreen’s spending on development of inventory and higher marketing costs; partially offset by loan and notes receivable repayments, additional borrowings and real estate sales;

•	Lower note and loans receivable and loans held-for-sale balances reflecting repayments and the transfer of loans to real estate held-for-sale upon foreclosure;
•	Decrease in real estate held for investment primarily from transfers of real estate held-for-investment to real estate held-for-sale, partially offset by property improvement activities;
•	Increase in inventory related to Bluegreen’s development of its VOI inventory and BBX Capital’s increase in inventory for seasonal sales within its BBX Sweet Holding operations; and

•

Increase in other assets primarily related to Bluegreen’s prepayment of marketing fees and VOI maintenance fees and an increase in commissions receivable earned by Bluegreen in connection with fee-based sales.

Total liabilities at September 30, 2015 and December 31, 2014 were $886.9 million and $964.6 million, respectively.  The primary changes in components of total liabilities are summarized below:

•	BB&T’s preferred interest in FAR was repaid in full through payments made to BB&T, primarily from net cash inflows from the monetization of FAR’s assets;
•	Decrease in deferred income taxes as a result of the previously described release by BFC of a portion of its valuation allowance; and
•

Increase in other liabilities associated with the withholding tax obligation associated with the vesting of restricted stock awards, an increase in accrual for fees associated with the Woodbridge merger litigation, and the monetary penalty imposed against BBX Capital pursuant to the order entered in the SEC action.

BFC

BFC’s corporate overhead and selling, general and administrative expenses, including the expenses of Woodbridge unrelated to Bluegreen and other real estate related activities, are reported as “Other” in the Company’s segment information.  Included in these amounts are the financial results of a venture partnership that BFC controls and certain other equity investments.  Included in eliminations were income and expenses associated with BFC’s shared service operations, which provides human resources, risk management, investor relations and executive office administration services to BBX Capital and Bluegreen.  See also Note 13 included under Item 1 of this report for additional information regarding our segment reporting.

BFC’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, legal, human resources, risk management, investor relations and executive office administration.  BFC’s corporate general and administrative expenses were $5.4 million and $4.1 million for the three months ended September 30, 2015 and 2014, respectively, and $15.6 million and $12.8 million for the nine months ended September 30, 2015 and 2014, respectively.

BFC - Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $13.0 million and $34.7 million, respectively.  The decrease in cash, cash equivalents and short-term investments was due to $15.4 million of available cash used in the purchase of the additional 30% of BBX Capital’s Class A Common Stock in the tender offer completed during April 2015, capital contributions made to Woodbridge of approximately $13.4 million in order to fund the settlement of the Bluegreen shareholder litigation, general and administrative expenses of approximately $10.6 million, payments of $3.7 million related to executive bonuses, payments of approximately $11.0 million to the Dissenting Holders in the Woodbridge appraisal rights litigation, interest payments of approximately $1.6 million to Bluegreen pursuant to the loan made to BFC by a subsidiary of Bluegreen during April 2015, tax payments of approximately $1.3 million, and dividend payments of approximately $0.6 million made to the holders of BFC’s outstanding 5% Cumulative Preferred Stock partially offset by dividends of approximately $24.3 million received from Woodbridge and $11.6 million received from Bluegreen pursuant to the Agreement to Allocate Consolidated Income Tax Liability. See Note 10 included in Item 1 of this report for information regarding the Agreement to Allocate Consolidated Income Tax Liability.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments, dividends from its subsidiaries and lines of credit, including borrowings available under the Loan and Security Agreement entered into during July 2015 which allows for borrowings by the Company of up to $10.0 million on a revolving basis. See Note 9 - Debt in Item 1 of this report for additional information regarding the Loan and Security Agreement.  We expect to use our available funds for operations and to meet our obligations.  We may also use available funds to make additional investments in companies within our consolidated group.  During April 2015, we used approximately $15.4 million of cash on hand, together with the proceeds of an $80.0 million loan provided by Bluegreen’s subsidiary, to fund the purchase in the tender offer of an additional 30% of BBX Capital’s Class A Common Stock. The total amount of interest payments we expect to pay to Bluegreen on the $80.0 million dollar loan over the next twelve months is approximately $8.0 million.

Available funds may also be used to  invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10.0 million. The share repurchase program replaced our $10.0 million repurchase program that our board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares were repurchased under the program during the nine months ended September 30, 2015 or the year ended December 31, 2014.

We believe that our current financial condition and credit relationships, including funds available from our Revolving Credit facility with Stifel Bank and Trust (as described in further detail in Note 9 included under Item 1 of this report), together with anticipated cash flows from other sources of funds, including potential dividends from our subsidiaries (which, as described below, are subject to certain limitations), and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. We may also seek to raise funds through the incurrence of additional secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE. Decisions with respect to future dividend payments by BBX Capital will depend on the financial condition of BBX Capital and other factors deemed relevant by its Board of Directors.

Dividends from Bluegreen will be dependent on and subject to Bluegreen’s results of operations, available cash and other factors considered by Bluegreen’s Board of Directors. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its Board of Directors.  Additionally, in April 2015, BFC borrowed $80.0 million from a wholly-owned subsidiary of Bluegreen to finance the purchase of 4,771,221 shares of BBX Capital’s Class A Common Stock in the previously described tender offer. Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the Boards of Directors of both BBX Capital and BFC.  BBX Capital and BFC own 46% and 54%, respectively, of Woodbridge.  For the nine months ended September 30, 2015, Bluegreen paid a total of $46.5 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $45.0 million which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge. During 2014, Bluegreen paid a total of $71.5 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends of approximately $69.1 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

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

On December 13, 2013, BFC entered into an agreement with the holders of BFC’s 5% Cumulative Preferred Stock  pursuant to which BFC and such shareholders agreed to amend certain of the relative rights, preferences and limitations of the 5% Cumulative Preferred Stock. The amendment extended BFC’s mandatory redemption obligation with respect to the 5% Cumulative Preferred Stock from the years ending December 31, 2016, 2017 and 2018 until the years ending December 31, 2018, 2019 and 2020. In addition, the amendment eliminated the right that the preferred shareholders previously had, upon a default by BFC on its dividend or redemption obligations with respect to the 5% Cumulative Preferred Stock, to receive from BFC certain shares of common stock of Bluegreen. Under the terms of the agreement between BFC and the preferred shareholders, BFC also agreed to make a $5.0 million loan to the preferred shareholders. The loan is secured by 5,000 shares of 5% Cumulative Preferred Stock, has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity.

Prior to September 21, 2009, BFC owned an approximately 23% equity interest and 59% voting interest in Woodbridge Holdings Corporation (“WHC”), which at that time was a separate publicly traded company.  On September 21, 2009, BFC and WHC consummated their merger pursuant to which WHC merged with and into Woodbridge, a wholly owned subsidiary of BFC at that time, and the shareholders of WHC (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock for each share of WHC’s Class A Common Stock they held at the effective time of the merger. Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock.  Under Florida law, Woodbridge thereafter initiated legal proceedings relating to the appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, representing in the aggregate Woodbridge’s offer to the Dissenting Holders.  On July 5, 2012, the presiding court ruled the fair value of the Dissenting Holders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the Dissenting Holders. As a result of the trial court’s ruling, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.  On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the Dissenting Holders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination). Woodbridge subsequently appealed the trial court’s ruling.  On August 12, 2015, the appellate court issued its decision, in which it largely affirmed the trial court’s order, including the trial court’s fair value determination and the trial court’s award of attorneys’ fees and costs. On August 27, 2015, The Company made a payment of approximately $11.0 million to the dissenting shareholders for the fair value portion of the judgment and interest thereon, but reserved all rights on appeal, including the right to recover the amount paid if Woodbridge prevails on rehearing.  On October 2, 2015, Woodbridge filed a motion for rehearing.  The judgment on this motion and, if the motion is granted, the outcome of any rehearing of the action is uncertain.

Woodbridge

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately $0.1 million at September 30, 2015.  Woodbridge’s principal sources of liquidity are dividends received from Bluegreen. For the nine months ended September 30, 2015, Bluegreen paid a total of $46.5 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $45.0 million, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge. During the nine months ended September 30, 2014, Bluegreen paid a total of $52.5 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $50.7 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge. See “BFC-Liquidity and Capital Resources” above for a discussion of limitations on, and other factors which may affect, Bluegreen’s ability to pay dividends.

As previously described, on June 5, 2015, the parties in the action captioned In re: Bluegreen Corporation Shareholder Litigation agreed to the settlement of the litigation. The lawsuit, first filed in November 2011, was brought against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, and challenged the terms of the merger pursuant to which Bluegreen merged into a wholly owned subsidiary of Woodbridge and Bluegreen’s shareholders (other than Woodbridge) were paid $10.00 for each share of Bluegreen’s common stock that they held immediately prior to the effective time of the merger. The plaintiffs in the lawsuit sought the “fair value” of the shares of Bluegreen’s common stock on behalf of Bluegreen’s minority shareholders. Pursuant to the settlement, Woodbridge paid $36.5 million, which amounts to approximately $2.50 per share, into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger. Woodbridge used the proceeds from BBX Capital’s repayment of its $11.75 million promissory note to Woodbridge and additional capital contributions from BFC and BBX Capital of $13.4 million and $11.4 million, respectively, based on their respective 54% and 46% ownership interests in Woodbridge to fund the Settlement Fund.

Woodbridge’s material commitments as of September 30, 2015 primarily include required quarterly interest payments on its $85.0 million of junior subordinated debentures.  The total amount of interest payments expected to be made by Woodbridge on its junior subordinated debt over the next twelve months is approximately $4.0 million.

Off Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2015, BFC did not have any “off balance sheet” arrangements.

Bluegreen

The Company’s consolidated financial statements include the results of operations of Bluegreen, which is engaged in the vacation ownership industry. Bluegreen is a wholly owned subsidiary of Woodbridge, which is owned 54% by BFC and 46% by BBX Capital. The following discussion relates to the Bluegreen reportable segment, which is one of BFC’s two reportable segments.

Executive Overview

Bluegreen is a sales, marketing and management company, focused on the vacation ownership industry.  Bluegreen markets, sells and manages VOIs in resorts, which are generally located in popular, high volume, “drive-to” vacation destinations.  The resorts in which Bluegreen markets, sells and manages VOIs were either developed or acquired by Bluegreen, or were developed and owned by third parties.  Bluegreen earns fees for providing sales and marketing services to these third party developers. Bluegreen also earns fees by providing management services to the club and property owners’ associations (“POA”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income for Bluegreen.

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital light” business strategy, involving activities that typically do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs under Bluegreen’s traditional vacation ownership business.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Bluegreen’s goal is for its capital-light business activities to become an increasing portion of its business over time; however, these efforts may not be successful.  As of September 30, 2015, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

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

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of September 30, 2015, Bluegreen provided management services to 46 timeshare resort properties and hotels. Other fee-based services also include the processing of sales of VOIs through Bluegreen’s wholly-owned title company, which earns title fees in connection with the closing of the VOI transactions.

Bluegreen also generates fee-based income by providing construction, design and management services and mortgage servicing.

During the three months ended September 30, 2015:

•

Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $32.7 million compared to $43.2 million during the same period in 2014.  Expenditures incurred during the three months ended September 30, 2015 relating to the construction of VOI inventory at Bluegreen/Big Cedar Vacations resorts was the primary reason for this decrease.

•	Bluegreen earned net income of $27.0 million compared to $21.0 million during the same period in 2014.

•

System-wide sales of VOIs which include sales of Legacy inventory, Secondary Market Sales, FBS Sales, and Just-In-Time Sales were $162.0 million compared to $151.4 million during the same period in 2014.

•

Bluegreen sold $70.4 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $51.0 million in connection with those sales, which includes an incentive commission of $1.1 million related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable arrangement.  During the same period in 2014, Bluegreen sold $59.0 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $38.7 million in connection with those sales.  In addition, Bluegreen sold $3.1 million of inventory under Just-In-Time Sales arrangements, gross of equity trade allowances, during the third quarter of 2015 compared to $13.2 million during the same period in 2014.  Including Bluegreen resort management, title services, construction management and other fee-based operations, and based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses, Bluegreen believes it generated $25.2 million and $18.7 million in pre-tax profits by providing fee-based services during the three months ended September 30, 2015 and 2014, respectively.

•

Bluegreen sold $42.0 million of inventory under Secondary Market arrangements, gross of equity trade allowances, during the third quarter of 2015 compared to $34.1 million  during the same period in 2014.

During the three months ended September 30, 2015 and 2014, 43% and 50%, respectively of its VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

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

VOI Notes Receivable and Allowance for Credit Losses

Bluegreen offers financing to buyers of VOIs and accordingly, Bluegreen is subject to the risk of defaults by these customers. Pursuant to GAAP, sales of VOIs are reduced by an estimate of future uncollectible note balances on originated VOI notes receivable, excluding any benefit for the value of future recoveries of defaulted VOI inventory. Bluegreen updates its estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in expected losses related to notes originated in prior periods.

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

	For the Nine Month Ended September 30,
Average Annual Default Rates	2015	2014
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	6.5%	7.2%
Loans originated on or after December 15, 2008(1)	7.0%	6.6%
Notes receivable secured by homesites	0.6%	4.1%

	As of
Average Annual Delinquency Rates (2)	September 30, 2015	December 31, 2014
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.5%	4.2%
Loans originated on or after December 15, 2008(1)	2.7%	3.1%
Notes receivable secured by homesites	2.2%	1.1%

(1) On December 15, 2008, Bluegreen implemented its FICO®-score based credit underwriting program.

(2) The percentage of Bluegreen’s notes receivable portfolio that was over 30 days past due but not defaulted as of the dates indicated.

See Note 6 included under Item 1 of this report for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Selected information regarding the results of operations for Bluegreen for the three and nine months ended September 30, 2015 and 2014 are set forth below (dollars in thousands):

	For the Three Months Ended September 30,
	2015		2014
	Amount	% of System-wide sales of VOIs(5)	Amount	% of System-wide sales of VOIs(5)

Traditional VOI sales (1)	$137,296	85%	$112,313	74%
VOI sales-secondary market program	42,042	26%	34,050	23%
Sales of third-party VOIs-commission basis	70,401	43%	58,989	39%
Sales of third-party VOIs-just-in-time basis	3,114	2%	13,165	9%
Less: equity trade allowances (6)	(90,860)	-56%	(67,140)	-44%
System-wide sales of VOIs	161,993	100%	151,377	100%
Less: Sales of third-party
VOIs-commission basis	(70,401)	-43%	(58,989)	-39%
Gross sales of VOIs	91,592	57%	92,388	61%
Estimated uncollectible VOI
notes receivable (2)	(13,520)	-15%	(12,216)	-13%
Sales of VOIs	78,072	48%	80,172	53%
Cost of VOIs sold (3)	(7,039)	-9%	(9,586)	-12%
Gross profit (3)	71,033	91%	70,586	88%
Fee-based sales commission revenue (4)	51,029	72%	38,665	66%
Other fee-based services revenue	24,785	15%	24,096	16%
Cost of other fee-based services	(13,332)	-8%	(12,900)	-9%
Net carrying cost of VOI inventory	(1,465)	-1%	(2,006)	-1%
Selling and marketing expenses	(81,573)	-50%	(73,300)	-48%
General and administrative expenses	(23,200)	-14%	(24,272)	-16%
Net interest spread	13,818	9%	11,077	7%
Operating profit	41,095	25%	31,946	21%
Other income, net	936		158
Income before taxes	$42,031		$32,104

	For the Nine Months Ended September 30,
	2015		2014
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Traditional VOI sales (1)	$316,178	77%	$304,415	76%
VOI sales-secondary market	88,833	22%	79,736	20%
Sales of third-party VOIs-commission basis	190,278	46%	166,311	42%
Sales of third-party VOIs-just-in-time basis	25,838	6%	46,022	11%
Less: equity trade allowances (6)	(210,029)	-51%	(196,264)	-49%
System-wide sales of VOIs	411,098	100%	400,220	100%
Less: Sales of third-party
VOIs-commission basis	(190,278)	-46%	(166,311)	-42%
Gross sales of VOIs	220,820	54%	233,909	58%
Estimated uncollectible VOI
notes receivable (2)	(29,834)	-14%	(29,422)	-13%
Sales of VOIs	190,986	46%	204,487	51%
Cost of VOIs sold (3)	(19,286)	-10%	(24,911)	-12%
Gross profit (3)	171,700	90%	179,576	88%
Fee-based sales commission revenue (4)	131,603	69%	108,974	66%
Other fee-based services revenue	73,486	18%	69,029	17%
Cost of other fee-based services	(40,071)	-10%	(36,810)	-9%
Net carrying cost of VOI inventory	(6,275)	-2%	(6,418)	-2%
Selling and marketing expenses	(208,738)	-51%	(190,999)	-48%
General and administrative expenses	(65,863)	-16%	(64,674)	-16%
Net interest spread	35,864	9%	30,292	8%
Operating profit	91,706	22%	88,970	22%
Other income, net	2,775		1,278
Income before taxes	$94,481		$90,248

(1)

Traditional VOI sales represent sales of Bluegreen-owned VOIs acquired or developed by Bluegreen under its traditional VOI business. Traditional VOI sales do not include Secondary Market, Fee-Based Sales, or Just-In-Time VOI sales under Bluegreen’s capital-light business strategy.

(2)

Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs which excludes sales of third-party VOIs – commission basis (and not of system-wide sales of VOIs).

(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not of system-wide sales of VOIs).
(4)	Percentages for Fee-based sales commission revenue are calculated as a percentage of sales of third-party VOIs-commission basis (and not of system-wide sales of VOIs).
(5)	Unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Bluegreen– For the three and nine months ended September 30, 2015 compared to the same periods in 2014.

System-wide sales of VOIs. System-wide sales of VOIs include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  Sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  During the three and nine months ended September 30, 2015, the number of tours increased by 4% and 3%, respectively, and the number of new prospect tours increased 5% in both periods, compared to the same periods in 2014.  Additionally, the average price transaction increase by 6% and 3% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.  System-wide sales of VOIs were $162.0 million and $411.1 million during the three and nine months ended September 30, 2015, respectively, and $151.4 million and $400.2 million during the three and nine months ended September 30, 2014, respectively.

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

The following table sets forth certain information for system-wide sales of VOIs, net for the periods indicated.  The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change

Number of sales offices at period-end	23	24	(4)	23	24	(4)
Number of active sales arrangements with
third-party clients at period-end	13	13	-	13	13	-
Total number of VOI sales transactions	12,517	12,329	2	33,262	32,986	1
Average sales price per transaction	$13,270	$ 12,548	6	$12,720	$12,335	3
Number of total prospects tours	69,585	67,176	4	178,723	174,049	3
Sale-to-tour conversion ratio– total prospects	18.0%	18.4%	(2)	18.6%	19.0%	(2)
Number of new prospects tours	47,614	45,391	5	118,077	112,592	5
Sale-to-tour conversion ratio– new prospects	14.6%	14.4%	1	15.0%	14.7%	2
Percentage of sales to existing owners	45.5%	45.8%	(1)	47.1%	48.7%	(3)
Average sales price per guest	$2,387	$2,303	4	$2,367	$2,338	1

Sales of VOIs.  Sales of VOIs represent sales of Bluegreen-owned VOIs, including legacy VOIs, those obtained on a Just-In-Time basis, and those acquired through Secondary Market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable.  In addition to the above-described factors impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.  Sales of VOIs were $78.1 million and $191.0 million during the three and nine months ended September 30, 2015, respectively, compared to $80.2 million and $204.5 million for the three and nine months ended September 30, 2014, respectively.

Bluegreen sales of VOIs was reduced by $13.5 million and $29.8 million during the three and nine months ended September 30, 2015, respectively, and $12.2 million and $29.4 million during the three and nine months ended September 30, 2014, respectively, for its estimated future uncollectible notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans.  In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 15% and 14%% during the three and nine months ended September 30, 2015,respectively, and 13% during each of the three and nine months ended September 30, 2014, respectively.  The increase in the 2015 periods reflects a higher proportion of financed sales as compared to cash sales.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory.  In addition to Bluegreen’s legacy inventory from its traditional timeshare business, Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary Market arrangements within the capital-light business strategy.  Compared to the cost of Bluegreen’s legacy inventory, VOIs acquired in connection with Just-In-Time arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with Secondary Market arrangements typically have a lower cost of sales percentage, as Secondary Market inventory is generally obtained from POAs at a significant discount.  During the three months ended September 30, 2015 and 2014, cost of VOIs sold was $7.0 million and $9.6 million, respectively, and represented 9% and 12%, respectively, of sales of VOIs.  During the nine months ended September 30, 2015 and 2014, cost of VOIs sold was $19.3 million and $24.9 million, respectively, and represented 10% and 12%, respectively, of sales of VOIs.  Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized.  While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

Fee-Based Sales Commission Revenue.   During the three months ended September 30, 2015 and 2014, Bluegreen sold $70.4 million and $59.0 million, respectively, of third-party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $51.0 million and $38.7 million, respectively, in connection with those sales.  During the nine months ended September 30, 2015 and 2014, Bluegreen sold $190.3 million and $166.3 million, respectively, of third-party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $131.6 million and $109.0 million, respectively, in connection with those sales.  The increase in the sales of third-party developer inventory during the 2015 periods was due primarily to the factors described above in system-wide sales of VOIs.  In addition, Bluegreen earned an average sales and marketing commission of 72% and 69% during the three and nine months ended September 30, 2015, respectively, as compared to 66% during each of the three and nine months ended September 30, 2014.  The increase in the 2015 periods included an incentive commission of $1.1 million related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable arrangement.

Net Carrying Cost of VOI Inventory.  Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold VOI inventory to the POAs that maintain the resorts.  Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from the Bluegreen sampler programs.  The carrying cost of Bluegreen’s inventory was $3.1 million and $4.5 million during the three months ended September 30, 2015 and 2014, respectively, which was partly offset by rental and sampler revenues of $1.6 million and $2.5 million, respectively.  The carrying cost of Bluegreen’s inventory was $12.0 million and $14.0 million during the nine months ended September 30, 2015 and 2014, respectively, which was partly offset by rental and sampler revenues of $5.7 million and $7.6 million, respectively.  The decrease in carrying costs and rental and sampler revenues reflect a decrease in inventory on hand, which in turn reflect Bluegreen’s increased emphasis on its capital-light strategy.

Selling and Marketing Expenses.  Selling and marketing expenses were $81.6 million and $208.8 million during the three and nine months ended September 30, 2015, respectively, and $73.3 million and $191.0 million during the three and nine months ended September 30, 2014, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 50% during the three months ended September 30, 2015 from 48% during the three months ended September 30, 2014 and increased to 51% during the nine months ended September 30, 2015 from 48% during the nine months ended September 30, 2014.  The increase in selling and marketing expenses during the 2015 periods compared to the 2014 periods was a result of Bluegreen’s focus on attempting to increase its marketing efforts to new prospects as opposed to existing owners, which resulted in higher costs per tour from new and expanding marketing channels.  Sales to existing owners generally involve lower marketing expenses than sales to new prospects.  Bluegreen expects to continue to increase its focus on sales to new prospects and, as a result, sales and marketing expenses generally and as a percentage of sales may continue to increase.

Bluegreen uses a variety of methods to attract prospective purchasers of VOIs, including marketing arrangements with various third parties.  Sales of VOIs to prospects and leads generated by one marketing arrangement accounted for over approximately 20% of Bluegreen’s VOI sales volume during the three and nine months ended September 30, 2015 and 2014.  There can be no guarantee that Bluegreen will be able to maintain, extend, or renew such arrangement or any other marketing arrangements in the future, and a loss of any significant marketing relationships would have a material adverse impact on Bluegreen’s financial condition, including cash position, and operating results.

General and Administrative Expenses.  General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $23.2 million and $24.3 million during the three months ended September 30, 2015 and 2014, respectively, and $65.9 million and $64.7 million during the nine months ended September 30, 2015 and 2014, respectively.  As a percentage of system-wide sales of VOIs, general and administrative expenses were 14% and 16% during the three months ended September 30, 2015 and 2014, respectively, and 16% during each of the nine months ended September 30, 2015 and 2014.  Revenues from mortgage servicing during the three months ended September 30, 2015 and 2014 of $0.7 million and $0.5 million, respectively, and $1.9 million and $1.3 million during the nine months ended September 30, 2015 and 2014, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services Revenue.    Other fee-based services revenue increased 3% and 7% during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, respectively.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club.  In connection with Bluegreen’s management services, Bluegreen also manages the club reservation system, provides services to owners, and performs billing and collections services to the Bluegreen Vacation Club and certain POAs.  At September 30, 2015 and 2014, Bluegreen managed 46 and 49 timeshare resort properties and hotels, respectively.  Fee-based management services revenues increased during the 2015 periods compared to the 2014 periods due to an increase in club and resort management revenues and owner program service revenues, primarily as a result of an increase in the number of owners in the Bluegreen Vacation Club.

Additionally, Bluegreen generates revenues from providing title services, its Traveler’s Plus™ program, and food and beverage and other retail operations.  Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based clients.

Bluegreen intends to continue to pursue its efforts to provide management, title and other services to resort developers and others, on a cash-fee basis.  While Bluegreen’s efforts to do so may not be successful, Bluegreen anticipates that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services.    During the three months ended September 30, 2015, cost of other fee-based services increased 3% compared to the same period in 2014.  During the nine months ended September 30, 2015, cost of other fee-based services increased 9% compared to the same period in 2014. The increases are primarily due to the increased costs of providing management services as a result of the higher service volumes described above and higher costs associated with programs provided to VOI owners.

Net Interest Spread.    Net interest spread was $13.8 million and $11.1 million during the three months ended September 30, 2015 and 2014, respectively, and $35.9 million and $30.3 million during the nine months ended September 30, 2015 and 2014, respectively.  The increase in net interest spread during the 2015 periods primarily reflects lower costs of borrowings and lower average outstanding debt balances primarily related to the repayment of the relatively higher cost Legacy Securitization and GE 2004 Facility in 2014 and the Foundation Capital Facility in 2015.  In addition, Bluegreen recorded interest income of $2.0 million and $3.6 million for the three and nine months ended September 30, 2015, respectively, related to the $80.0 million loan made to BFC during April 2015.  Increases in net interest spread were partially offset by increased interest expense related to the issuance of notes payable in connection with the 2015-A Securitization in January 2015 and advances under the Fifth Third Syndicated Line-of-Credit Facility which Bluegreen entered into during November 2014, and a decrease in the size of Bluegreen’s VOI notes receivable portfolio as Bluegreen continues to seek higher cash sales and larger customer down payments on financed sales as well as increased FBS Sales.

Bluegreen’s effective cost of borrowing was 5.4% and 6.4% during the nine months ended September 30, 2015 and 2014, respectively.  Bluegreen’s cost of borrowing decreased during the 2015 period compared to the 2014 period as Bluegreen continued to repay higher-interest debt and obtained new financing at relatively lower rates.

Other Income/Expense, Net.    Other income, net was $0.9 million and $0.2 million during the three months ended September 30, 2015 and 2014, respectively, and $2.8 million and $1.3 million during the nine months ended September 30, 2015 and 2014, respectively.  The increase in the nine month period is mainly the result of the sale of a property management agreement during 2015 for $2.0 million and a $0.8 million increase of forfeiture income.

Net Income Attributable to Non-Controlling Interest.  Bluegreen includes in its consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary.  The non-controlling interest in the income of Bluegreen/Big Cedar Vacations is the portion of the entity’s consolidated pre-tax income that is attributable to Big Cedar Vacations, LLC, the unaffiliated 49% interest holder.  Net income attributable to the non-controlling interest of the consolidated subsidiary was $3.7 million and $3.8 million during the three months ended September 30, 2015 and 2014, respectively, and $9.3 million and $8.8 million during the nine months ended September 30, 2015 and 2014, respectively.

Bluegreen Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Cash flows provided by operating activities	$69,151	$108,036
Cash flows used in investing activities	(86,076)	(5,110)
Cash flows used in financing activities	(60,805)	(101,437)
Net (decrease) increase in cash and cash equivalents	$(77,730)	$1,489

Cash Flows from Operating Activities.  Bluegreen’s operating cash flow decreased $38.9 million, or 36%, during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to increased spending on the development of inventory and higher marketing costs.  During the first nine months of 2015, Bluegreen paid $22.7 million for development expenditures primarily related to Bluegreen/Big Cedar Vacations, as compared to $3.8 million in the 2014 period.  In addition, cash realized within 30 days of sale decreased to 43% during the nine months ended September 30, 2015 from 50% during the nine months ended September 30, 2014, primarily as a result of increased equity trade activity.  In addition, other changes in working capital resulted in a $6.7 million decrease in cash from operating activities.

Cash Flows from Investing Activities.    Cash used in investing activities increased $81.0 million during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to the $80.0 million loan made to BFC during April 2015.  The increase in cash used was partially offset by expenses related to the construction of new sales centers during 2014 with no comparable expenditures in 2015 and a $9.7 million repayment of a loan previously made to Renin Holdings during the 2014 period.

Cash Flows from Financing Activities.    The $40.6 million decrease in cash used in financing activities during the nine months ended September 30, 2015 compared to the same period of 2014 is primarily due to the impact in the 2015 period of the 2015-A Term Securitization.  There were no securitization transactions in 2014.  In addition, Bluegreen paid $46.5 million in dividends to its parent company during the nine months ended September 30, 2015 as compared to $52.5 million during the 2014 period.  Further, Bluegreen/Big Cedar Vacations distributed $3.9 million during the nine months ended September 30, 2015 to its non-controlling interest related to its 49% interest.  No distributions were paid by Bluegreen/Big Cedar Vacations during the 2014 period.  These decreases were partially offset by higher payments on lines of credit and notes payable in the 2015 period, net of borrowings on such facilities.

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

Historically, Bluegreen’s business model depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts.  Development expenditures during 2015 are expected to be in a range of $40.0 million to $50.0 million, substantially all of which is expected to relate to Bluegreen/Big Cedar Vacations. However, if other opportunities to acquire or develop a strategic property on favorable terms present itself, Bluegreen may decide to acquire or develop additional VOI inventory, which would increase acquisition and development expenditures and may require the incurrence of additional debt.

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

During the nine months ended September 30, 2015 and 2014,  Bluegreen paid dividends totaling $46.5 million and $52.5 million, respectively, to its parent company. Bluegreen expects to pay dividends to its parent company on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

On April 17, 2015, Bluegreen, through its subsidiary, BSF, provided an $80.0 million loan to BFC, the proceeds of which were used by BFC to fund its the tender offer to purchase 4,771,221 shares of Class A Common Stock of BBX Capital at a cash purchase price of $20.00 per share.  Amounts outstanding on the loan bear interest at a rate of 10% per annum. Payments of interest only will be required on a quarterly basis, with all outstanding amounts being due and payable at the end of five years.  BFC will be permitted to prepay the loan in whole or in part at any time, and prepayments are required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness. During each of the three and nine month periods ended September 30, 2015, BSF recognized $2.0 million and $3.6 million, respectively, of interest income on its loan to BFC.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of September 30, 2015, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of September 30, 2015		Availability as of September 30, 2015		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2015
Liberty Bank Facility	$50,000	$29,119		$20,881		November 2015; November 2018	Prime Rate +0.75%; 4.25%
NBA Receivable Facility (1)	45,000	29,264	(2)	15,736	(2)	June 2018; December 2022	30-Day LIBOR + 3.25% to 3.50%;4.00% to 4.50% (1)
Pacific Western Bank Facility	40,000	24,802	(3)	15,198	(3)	September 2018; September 2021	30 day LIBOR+4.00% to 4.50%;4.69%
BB&T/DZ Purchase Facility	80,000	18,730		61,270		December 2015; December 2018	Applicable Index rate +3.50%;3.88%(4)
Quorum Purchase Facility	50,000	26,817		23,183		June 2017; December 2030	(5)
	$265,000	$128,732		$136,268

(1)

Of the amount outstanding as of September 30, 2015, $11.4 million bears interest at the 30-day LIBOR + 3.25% subject to a floor of 4.0% and $10.3 million bears interest at the 30-day LIBOR +3.5% subject to a floor of 4.5%.  Future borrowings will bear interest at the 30-day LIBOR plus 3.25% subject to an interest rate floor of 4.0%.  Up to $15 million of the borrowing limit can be advanced under the NBA Line of Credit for construction/inventory borrowings.

(2)	The outstanding balance includes, and availability as of September 30, 2015 reflects, $7.5 million outstanding under the NBA Line of Credit.
(3)	The outstanding balance includes, and availability as of September 30, 2015 reflects, $4.4 million outstanding under the Pacific Western Term Loan.
(4)

The Applicable Index Rate for portions of amounts outstanding may be LIBOR, a “Cost of Funds” rate or commercial paper rates.  Interest charged on this facility is subject to an index rate floor of 0.375%.  As described in further detail below, the interest rate will increase to the applicable rate plus 5.5% upon the expiration of the advance period.

(5)

Of the amounts outstanding as of September 30, 2015, $7.9 million bears interest at a fixed rate of 6.9%, $7.3 million bears interest at a fixed rate of 5.5%, $8.4 million bears interest at a fixed rate of 5.0%, and $3.3 million bears interest at 4.75%.

For information regarding Bluegreen’s credit facilities see Note 9 included in Item 1 of this report and Note 15 included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Credit Facilities for Bluegreen Inventories with Future Availability

Since December 2013, Bluegreen/Big Cedar Vacations has had a revolving line of credit with NBA (the “NBA Line of Credit”).  The NBA Line of Credit is secured by unsold inventory and VOIs under construction at Bluegreen/Big Cedar Vacation’s Paradise Point Resort.  Pursuant to an amendment to the NBA Line of Credit on June 30, 2015, the NBA Line of Credit was increased to $15.0 million, the revolving advance period was extended to June 2018 and the maturity date was extended to June 2020.  In addition, the interest rate on borrowings under the NBA Line of Credit was reduced from 30-day LIBOR plus 4.50% (with an interest rate floor of 5.50%) to 30-day LIBOR plus 3.50% (with an interest rate floor of 5.00%) upon completion of construction of the VOIs at the resort which serve as collateral for the NBA Line of Credit.  Interest payments are paid monthly.  Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point Resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions.  The NBA Line of Credit is cross-collateralized and is subject to cross-default with the NBA Receivables Facility above.  The interest rate under the line of credit equals 5.5% as of September 30, 2015.  As of September 30, 2015, $7.5 million was outstanding under the NBA Line of Credit.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit.  On November 5, 2014, Bluegreen entered into a $25.0 million revolving credit facility with Fifth Third Bank, as administrative agent and lead arranger, and Fifth Third Bank, Bank of America, N. A. and Branch Banking and Trust Company, as initial lenders.  The facility is secured by certain of Bluegreen’s sales centers, certain VOI inventory and specified non-consumer receivables and is guaranteed by certain of Bluegreen’s subsidiaries.  Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% (with other borrower elections).  The facility matures in November 2016 subject to an annual clean up provision which requires repayment of the outstanding balance for at least 30 consecutive days annually.  In July 2015, Bluegreen repaid the then outstanding balance in accordance with the annual clean up provision.  The facility contains covenants and conditions which Bluegreen considers to be customary for transactions of this type.  Borrowings are used by Bluegreen for general corporate purposes.  As of September 30, 2015, the interest rate under the note was 2.95%, $15.0 million was outstanding and the facility was still available for use, subject to its terms and conditions.

Bluegreen has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.  Information regarding these facilities and securitizations is included in Note 9 included in Item 1 of this report.

Commitments

Bluegreen’s material commitments as of September 30, 2015 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of September 30, 2015 (in thousands):

	Payments Due by Period
	Less than	1 — 3	4 — 5	After 5
Contractual Obligations	1 year	Years	Years	Years	Total

Receivable-backed notes payable	$-	$-	$67,229	$336,041	$403,270
Lines-of-credit and notes payable	6,825	38,605	42,763	3,402	91,595
Jr. subordinated debentures (1)	-	-	-	110,827	110,827
Inventory purchase commitment	2,654	16,216	-	-	18,870
Noncancelable operating leases (1)	9,260	17,916	3,809	14,839	45,824
Total contractual obligations	18,739	72,737	113,801	465,109	670,386

Interest Obligations (2)
Receivable-backed notes payable	16,612	33,225	28,146	88,179	166,162
Lines-of-credit and notes payable	5,833	8,902	3,015	96	17,846
Jr. subordinated debentures	5,721	11,443	11,443	87,955	116,562
Total contractual interest	28,166	53,570	42,604	176,230	300,570
Total contractual obligations	$46,905	$126,307	$156,405	$641,339	$970,956

(1)  Amounts do not include purchase accounting adjustments for Junior subordinated debentures and Noncancelable operating leases of $44.1 million and $0.7 million, respectively.

(2)  Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2015.

In June 2015, Bluegreen entered into certain agreements with its former CEO, John Maloney, who resigned from Bluegreen on May 27, 2015.  Under the terms of these agreements, Mr. Maloney received $3.8 million and will be paid a total of $2.9 million over a 2 year period in exchange for ongoing services during the term of the agreements.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with certain property owners’ associations.  As of September 30, 2015, Bluegreen had liabilities for such subsidies totaling $5.0 million, which are included in accrued liabilities and other on the Consolidated Balance Sheet as of that date.

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

Off-balance-sheet Arrangements

As of September 30, 2015, Bluegreen did not have any “off-balance-sheet” arrangements.

BBX Capital

The Company’s consolidated financial statements include the results of operations of BBX Capital. The following discussion relates to BBX Capital, which is one of BFC’s two reportable segments.

BBX Capital’s Business Strategy

BBX Capital’s activities involve the ownership, acquisition, investment and management of joint ventures and investments in real estate and real estate development projects as well as its investments in operating businesses.

BBX Capital’s investments include real estate joint ventures with developers for residential and commercial development projects in which BBX Capital funds its equity investment through cash investments or through contributions of real estate.

BBX Capital Consolidated Results of Operations

The BBX Capital reportable segment includes the activities and operations of Renin and BBX Sweet Holdings, BBX Partners, FAR and CAM.

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

BBX Sweet Holdings’ operations include the activities of Hoffman’s, Jer’s, Williams & Bennett and Helen Grace for three and nine months ended September 30, 2014, and the activities of Hoffman’s, Williams & Bennett, Jer’s, Helen Grace, Anastasia, Kencraft and Droga for the three and nine months ended September 30, 2015 .

BBX Capital’s other activities consist of the activities associated with managing the commercial loan portfolio, real estate properties and portfolio of charged off loans of BBX Capital and its consolidated subsidiaries, including BBX Partners, CAM and FAR, BBX Capital’s investment in Woodbridge and investments in real estate joint ventures.

In prior periods FAR’s results were reported as separate business segment as its activities were restricted by FAR’s operating agreement to the monetization of FAR’s assets in order to repay BB&T’s preferred membership interest in FAR.  As a result of the redemption of BB&T’s preferred interest in FAR during May 2015, FAR activities are no longer restricted to the monetization of FAR’s assets.  As a consequence, BBX Capital’s management changed the BBX Capital’s internal reporting, combining the operations of FAR into BBX Capital.  As a result of the changes in the internal reports, the FAR reportable segment was consolidated with the BBX Capital reportable segment for all periods presented.

Information regarding BBX Capital’s net income is set forth below (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2015	2014	Change	2015	2014	Change
BBX	$6,022	(3,008)	9,030	16,099	6,665	9,434
Renin	(370)	(342)	(28)	(1,030)	(1,393)	363
BBX Sweet Holdings	(2,926)	1,386	(4,312)	(5,727)	1,218	(6,945)
Reconciling item (1)	282	-	282	644	-	644
Income before provision
for income taxes	3,008	(1,964)	4,972	9,986	6,490	3,496
(Benefit) provision for income taxes	(31)	-	(31)	(250)	6	(256)
Net income	$3,039	(1,964)	5,003	10,236	6,484	3,752

(1)  Represents capitalized interest on real estate development and joint venture activities in excess of interest expense incurred by the BBX reportable segment.

BBX Operations

BBX segment’s income before provision for income taxes during the three months ended September 30, 2015 was $9.0 million higher than for the same 2014 period.  The improvement in income before provision for income taxes was primarily due to $2.7 million of higher equity earnings from Woodbridge, $5.1 million of increased recoveries from loan losses and $5.7 million of lower impairments on loans and real estate held-for-sale partially offset by $5.1 million of higher selling, general and administrative expenses.

The $2.7 million increase in equity earnings from Woodbridge for the three months ended September 30, 2015 compared to the same 2014 period resulted primarily from  higher net income at Bluegreen.

The $5.1 million of increased recoveries from loan losses for the three months ended September 30, 2015 compared to the same 2014 period reflect higher recoveries from commercial loan settlements and from the charged off loan portfolio.

The $5.7 million of lower impairments on loans and real estate held-for-sale for the three months ended September 30, 2015 compared to the same 2014 resulted primarily from $5.2 million of impairments recognized during the 2014 quarter on two student housing facilities in Tallahassee, Florida.

The $5.1 million of higher selling, general and administrative expenses for the three months ended September 30, 2015 compared to the same 2014 quarter resulted primarily from an additional $3.6 million accrued liability associated with the civil penalty assessed in the final judgment entered in the SEC litigation as well as $1.1 million and $900,000 of higher compensation costs and professional fees, respectively.  The increase in compensation costs resulted mainly from share-based compensation and bonuses.  The higher professional fees reflect increased legal costs associated with the SEC civil action and higher accounting and consulting expenses.

BBX segment’s income before provision for income taxes during the nine months ended September 30, 2015 was $9.4 million higher than for the same 2014 period.  The improvement in income before provision for income taxes was primarily due to $9.9 million of higher total revenues, $12.2 million of increased recoveries from loan losses and $8.8 million of lower impairments on loans and real estate held-for-sale partially offset by $16.0 million of lower equity earnings from Woodbridge and $8.1 million of higher selling, general and administrative expenses.

The $9.9 million increase in total revenues for the three months ended September 30, 2015 compared to the same 2014 quarter resulted primarily from $15.5 million of gains on the sale of two properties located in West Palm Beach, Florida.  One of the properties was acquired through foreclosure and the other property was purchased and sold by the JRG/BBX Development joint venture.  Gains on sale of assets for the nine months ended September 30, 2014 were $4.9 million associated with $2.5 million of gains on the sale of commercial real estate and the remaining gains from the sale of residential real estate and consumer loans.

The $16.0 million decline in the equity earnings from Woodbridge resulted primarily from Woodbridge’s payment of $36.5 million in connection with the settlement of the litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen as described in further detail under “Liquidity and Capital Resources” below.  As BBX Capital has a 46% ownership interest in Woodbridge, the $36.5 million liability reduced BBX Capital’s equity earnings in Woodbridge by $16.8 million for nine months ended September 30, 2015.

Selling, general and administrative expenses increased $8.1 million during the nine months ended September 30, 2015 compared to the same 2014 period primarily from the items discussed above for the three months ended September 30, 2015. The higher professional fees for the nine months ended September 30, 2015 compared to the same 2014 period were mainly associated with the SEC civil action, expenses incurred by BBX Capital in connection with BFC’s tender offer for shares of BBX Capital’s Class A Common Stock and increased audit and tax service fees. Additionally, BBX Capital did not receive any insurance reimbursements during the three and nine months ended September 30, 2015 and as discussed in Note 11 to the Company’s financial statements, BBX Capital does not expect to receive any further insurance reimbursements with respect to the SEC action unless and until the coverage issue with our carrier is resolved in our favor. BBX Capital received $1.6 million of insurance carrier reimbursements during the nine months ended September 30, 2014.

Renin

The slight increase in Renin’s loss before income taxes for the three months ended September 30, 2015 compared to the same 2014 period resulted primarily from higher selling, general and administrative costs partially offset by an improved gross margin.

The increase in the Renin segment’s loss before income taxes of $363,000 for the nine months ended September 30, 2015, compared to the same 2014 period resulted primarily from higher selling, general and administrative expenses and foreign exchange losses partially offset by an improved gross margin and lower interest expense.

The improvement in the gross margin of $218,000 and $701,000 for the three and nine months ended September 30, 2015 compared to the same 2014 periods, respectively, reflects a greater proportion of trade sales of Renin’s higher margin hardware products, lower commodity prices and operational efficiencies achieved in the consolidation of manufacturing facilities in Canada in June 2014.

The lower interest expense of $254,000 for the nine months ended September 30, 2015 compared to the same 2014 period resulted from the refinancing of Renin’s notes payable in June 2014.

The higher selling, general and administrative expenses of $329,000 and $442,000 for the three months and nine months ended September 30, 2015 compared to the same 2014 periods, respectively, resulted primarily from increased salaries and recruitment fees associated with the hiring of additional sales representatives and advertising expenditures for sales initiatives during the 2015 period as well as consulting fees paid relating to the product development cycle and efforts to improve manufacturing efficiencies. New members of Renin’s management include its CEO hired in June 2015 and a Vice President of Sales hired in September 2015.  Selling, general and administrative expenses during the three and nine months ended September 30, 2014 included costs incurred to consolidate manufacturing facilities in Canada.

The higher foreign exchange (gains) losses of ($83,000) and $150,000 for the three and nine months ended September 30, 2015 compared to the same 2014 periods, respectively, resulted from valuation changes in the Canadian dollar compared to the U.S. dollar.

BBX Sweet Holdings

Revenues of the Sweet Holdings reportable segment are highly seasonal with approximately 40% of total revenues expected to be recognized in the fourth quarter. It is anticipated that the financial results of the Sweet Holdings reportable segment will vary significantly on a quarterly basis.

The increase in the Sweet Holdings segment’s loss before benefit for income taxes of $4.3 million and $6.9 million for the three and nine months ended September 30, 2015 compared to the same 2014 periods, respectively, resulted primarily from increases in selling, general and administrative expenses, inventory markdowns as well as lower acquisition bargain purchase gains partially offset by an increase in trade sales from acquisitions.

The higher selling, general and administrative expenses of $2.9 million and $7.3 million for the three and nine months ended September 30, 2015 compared to the same 2014 periods, respectively, reflect operating expenses associated with companies acquired and costs to integrate these companies as well as increased compensation expense for the hiring of new executives and consulting fees. Executives hired during the first quarter of 2015 included a President for BBX Sweet Holdings and a President for Hoffman’s. Also contributing to higher selling, general and administrative expenses were costs associated with relocating the Helen Grace California manufacturing facilities to Kencraft’s manufacturing facilities in Utah and costs associated with Hoffman’s retail store expansion initiatives.  Hoffman’s opened one retail location during the third quarter of 2014, two retail locations during the nine months ended September 30, 2015, and anticipates opening retail locations during the fourth quarter of 2015 and 2016.

The bargain purchase gain of $284,000 for the three and nine months ended September 30, 2015 was associated with the Kencraft acquisition and the bargain purchase gain of $1.8 million for the three and nine months ended September 30, 2014 was associated with the Helen Grace acquisition.

The gross margin was adversely affected for the three and nine months ended September 30, 2015 by a $600,000 markdown of inventory associated with the relocation of Helen Grace’s manufacturing facilities from California to Utah in September 2015.

BBX Capital Consolidated Financial Condition

BBX Capital’s total assets as of September 30, 2015 were $390.7 million compared to $392.9 million as of December 31, 2014.  The changes in the components of total assets from December 31, 2014 to September 30, 2015 are summarized below:

•

Decrease in cash resulting primarily from land development and improvement costs, repayment of BB&T’s preferred interest in FAR, notes payable scheduled payments, repayment of the Woodbridge note payable and operating expenses partially offset by loan repayments, additional borrowings and real estate sales,

•	Increase in restricted cash associated with land development activities, borrowings, and loan servicing,
•	Lower loans receivable and loans held-for-sale balances due to $9.5 million of loan repayments and $3.0 million of loans transferred through foreclosure to real estate held-for-sale,
•

Decrease in trade receivables due to higher BBX Sweet Holdings trade sales volume during the fourth quarter of 2014 compared to the third quarter of 2015 partially offset by lower Renin trade receivables during the fourth quarter of 2014 compared to the third quarter of 2015 associated with higher sales volume,

•	Decrease in real estate held-for-investment primarily due to the transfer of $38.7 million of real estate held-for-investment to real estate held-for-sale partially offset by property improvements,
•

Increase in real estate held-for-sale primarily from $38.7 million of properties transferred from real estate held-for-investment and $3.0 million of real estate acquired through foreclosure partially offset by $20.5 million of real estate sales,

•

Increase in investment in real estate joint ventures reflecting a $0.9 million investment in the CCB Miramar joint venture, $0.75 million investment in Centra Falls joint venture and $0.4 million of capitalized interest associated with equity method investment properties under development partially offset by $0.8 million of equity losses,

•

Decrease in investment in Woodbridge reflecting $20.7 million of distributions from Woodbridge partially offset by $5.9 million of equity earnings and an additional investment in Woodbridge of $11.4 million,

•	Increase in properties and equipment associated with the opening of Hoffman stores and corporate headquarter renovations,
•	Increase in inventory resulting primarily from seasonal BBX Sweet Holdings inventory production for the fourth quarter holiday season and the acquisition of Kencraft.

BBX Capital’s total liabilities at September 30, 2015 were $69.9 million compared to $81.7 million at December 31, 2014.  The changes in the components of total liabilities from December 31, 2014 to September 30, 2015 are summarized below:

•	Higher accounts payable balances due primarily to the $3.6 million civil penalty assessed in the SEC civil action,

•	Payment in full of BB&T’s preferred interest in FAR using proceeds from the monetization of FAR’s assets,
•	Decrease in note payable to Woodbridge as the note was paid-in-full in September 2015,
•

Increase in notes payable associated with $1.4 million of promissory notes issued in connection with the Kencraft acquisition, a $5.0 million line-of-credit from a financial institution issued to fund BBX Sweet Holdings working capital, partially offset by $1.1 million of notes payable scheduled principal repayments,  and

•	Increase in other liabilities associated with a $2.5 million withholding tax obligation associated with the vesting of restricted stock awards.

Liquidity and Capital Resources

BBX Capital’s current assets at September 30, 2015 consisted of cash, inventory and trade receivables aggregating $69.6 million. This does not include $17.7 million of current assets held in Renin.  BBX Capital had $25.6 million of current liabilities as of September 30, 2015. This does not include $8.8 million of current liabilities of Renin.  BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate, revenues from BBX Sweet Holdings’ operations and distributions received from Woodbridge. BBX Capital’s management believes that it has sufficient liquidity to fund future operations.

On June 5, 2015, the parties in the action brought by Bluegreen’s former public shareholders against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, challenging the terms of the merger pursuant to which Bluegreen merged into a wholly owned subsidiary of Woodbridge and Bluegreen’s shareholders (other than Woodbridge) were paid $10.00 in cash for each share of Bluegreen’s common stock that they held immediately prior to the effective time of the merger, agreed to a settlement of the litigation.  Pursuant to the settlement, Woodbridge paid $36.5 million, which amounts to approximately $2.50 per share, into a settlement fund for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger. The amount to be received by such former Bluegreen shareholders will be reduced by administrative costs and attorneys’ fees and costs.  In connection with the settlement, BBX Capital repaid its $11.75 million promissory note to Woodbridge and BBX Capital and BFC made additional capital contributions to Woodbridge of $11.4 million and $13.4 million, respectively, based on their respective 46% and 54% ownership interests in Woodbridge.

BBX Capital expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities. Additionally, in April 2015, BFC borrowed $80 million from Bluegreen to finance the purchase of 4,771,221 shares of BBX Capital’s Class A common stock in BFC’s completed tender offer.  As a consequence, BBX Capital may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all. BBX Capital may also receive funds from BFC in connection with its tax sharing agreement to the extent BFC utilizes BBX Capital’s tax benefits in BFC’s consolidated tax return.  BBX Capital also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM, FAR and BBX Partners, each of which is wholly-owned by BBX Capital.  BBX Capital also may seek to obtain funds through borrowings or the issuance of equity securities. BBX Capital anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy of investing, directly or through joint ventures in real estate (which may include the acquisition and/or development of real estate) and in operating businesses.  BBX Sweet Holdings is currently pursuing other acquisitions in the candy and confections industry.

A significant source of BBX Capital’s liquidity is the liquidation of loans and real estate, recoveries from the charged off loan portfolio, cash proceeds from the  contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the nine months ended September 30, 2015, the proceeds from principal repayments of loans and sales of real estate were approximately $27.0 million and $25.1 million, respectively. During the nine months ended September 30, 2015, BBX Capital received $20.7 million of dividends from Woodbridge. There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

BBX Capital’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures (including the payment of property taxes) in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX Capital’s Consolidated Contractual Obligations as of September 30, 2015 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Operating lease obligation	$22,207	3,222	6,311	5,538	7,136
Notes payable	24,132	3,300	10,608	8,603	1,621
Other obligations	388	120	240	28	-
Total contractual cash obligations	$46,727	6,642	17,159	14,169	8,757

Notes payable as of September 30, 2015 consisted of a term loan and revolving credit advances issued by Renin with an aggregate balance of $8.0 million, $14.3 million of promissory notes and promissory notes representing holdback amounts issued by BBX Sweet Holdings in connection with its acquisitions, and a $1.6 million note payable issued by a subsidiary of BBX Sweet Holdings. See Note 9 included under Item 1 of this report and Note 15 of the Consolidated Financial Statements included in BFC’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the notes payable terms and covenants.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures.  See Note 11 Commitments and Contingencies included under Item 1 of this report for a discussion of BBX Capital’s contingent obligations.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Except as described below there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2014 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

As previously described, the Bluegreen-Woodbridge Cash Merger was consummated on April 2, 2013.

On June 5, 2015, the parties in the action agreed to the settlement of the litigation.  Pursuant to the settlement, Woodbridge paid $36.5 million, which amounts to approximately $2.50 per share, into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger.   Woodbridge funded the Settlement Fund with proceeds from BBX Capital’s repayment of its $11.75 million promissory note to Woodbridge and from additional capital contributions from BFC and BBX Capital of $13.4 million and $11.4 million, respectively, based on their respective 54% and 46% ownership interests in Woodbridge.  All litigation arising from or relating to the merger was dismissed with prejudice, together with a full release of BFC, Bluegreen, Woodbridge, BBX Capital and others.  BFC, Bluegreen, Woodbridge, BBX Capital and all of the defendants denied and continue to deny that any of them violated any laws or breached any duties to the plaintiffs or Bluegreen’s former shareholders.

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida.

On September 21, 2009, BFC consummated its merger with WHC.  Pursuant to the merger, WHC merged with and into Woodbridge, which was a wholly-owned subsidiary of BFC at that time.  The shareholders of WHC at the effective time of the merger (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock in exchange for each share of WHC’s Class A Common Stock that they owned.  Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve BFC’s September 2009 merger with WHC and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge (the successor by merger to WHC) provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Under Florida law, Woodbridge thereafter commenced the appraisal rights action. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders.  On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders. As a result, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.  On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the dissenting shareholders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter of 2012 to $11.9 million as of December 31, 2012.  Woodbridge appealed the court’s ruling with respect to the fair value determination and the award of legal fees and costs and posted a $13.4 million bond in connection with the appeal.  On August 12, 2015, the appellate court issued its decision, in which it largely affirmed the trial court’s order, including the trial court’s fair value determination and the trial court’s award of attorneys’ fees and costs. On August 27, 2015, the Company made a payment of approximately $11.0 million to the dissenting shareholders for the fair value portion of the judgment and interest thereon, but reserved all rights on appeal, including the right to recover the amount paid if Woodbridge prevails on rehearing.  On October 2, 2015, Woodbridge filed a motion for rehearing.  The judgment on this motion and, if the motion is granted, the outcome of any rehearing of the action is uncertain.

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

The SEC sought a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company, (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.   On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015 (which is the date 90 days after the final judgment order was signed by the court).  The court also imposed monetary penalties against BBX Capital in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.  BBX Capital and Mr. Levan are appealing the final judgment to the Eleventh Circuit Court of Appeals, and on October 27, 2015, Mr. Levan filed a motion with the Eleventh Circuit Court of Appeals to stay the two year bar pending appeal of the court’s decision.  As a result of the court's decision, Mr. Levan will, unless the order is stayed by the appellate court, resign as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC upon the commencement of the bar.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 16, 2015 and September 30, 2015, a total of 1,489,611 shares of the Company’s Class A Common Stock previously owned by certain of the Company’s executive officers were surrendered to the Company by such executive officers as payment in satisfaction of tax withholding obligations relating to the vesting on those dates of certain previously reported restricted stock awards granted to the executive officers.  Further information is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2015	-	$ -	-	20,000,000 shares
				(or $10,000,000)
August 1 – August 31, 2015	-	$ -	-	20,000,000 shares
				(or $10,000,000)
September 1 – September 30, 2015	1,489,611	$ 2.87	-	20,000,000 shares
				(or $10,000,000)
Total	1,489,611	$ 2.87	-	20,000,000 shares
				(or $10,000,000)

(1)

On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program, which was publicly announced on September 22, 2009, replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock.  Our current share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors considered by management.  As of the date of filing of this Quarterly Report on Form 10-Q, no share repurchases have been made under our current share repurchase program. The shares surrendered to the Company on September 16, 2015 and September 30, 2015, as described above, were not repurchased under the share repurchase program.  The share repurchase program does not have an expiration date and may be modified or discontinued at any time in the discretion of our Board of Directors.

On September 4, 2015, BFC entered into Share Exchange Agreements with Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise (collectively, the “BBX Capital Executives”) as holders of restricted stock units of Class A Common Stock of BBX Capital (“BBX Capital RSUs”).  Pursuant to the Share Exchange Agreements, (a) each BBX Capital Executive granted BFC the option to acquire, simultaneously with the vesting of each BBX Capital RSU, some or all of the shares of BBX Capital’s Class A Common Stock which, absent the Share Exchange Agreement, would (after withholding) have been received by the BBX Capital Executive upon the vesting of the BBX Capital RSU and (b) BFC agreed to issue to the BBX Capital Executive shares of BFC’s Class A Common Stock or Class B Common Stock having an aggregate market value equal to the aggregate market value of the shares of BBX Capital’s Class A Common Stock acquired by BFC upon the option exercise. Pursuant to the Share Exchange Agreements, the market value of the shares of BFC’s Class A Common Stock and Class B Common Stock and of BBX Capital’s Class A Common Stock is the closing price of the applicable class of stock on the trading day immediately preceding the date of closing of the share exchange.

On September 1, 2015, BFC’s Board of Directors approved (a) the exercise in full of BFC’s options with respect to all of the BBX Capital RSUs held by the BBX Capital Executives which vested on September 30, 2015 and (b) the issuance of shares of BFC’s Class B Common Stock in exchange therefor.   In connection with this option exercise, on September 30, 2015, BFC issued a total of 1,218,476 shares of its Class B Common Stock to the BBX Capital Executives and received a total of 221,821 shares of BBX Capital’s Class A Common Stock in exchange therefor.  The share exchanges were effected simultaneously with the vesting of the applicable BBX Capital RSUs on

September 30, 2015 and were based on the closing prices of BFC’s Class B Common Stock and BBX Capital’s Class A Common Stock on September 29, 2015 of $2.88 per share and $15.82 per share, respectively. The following table sets forth the number of shares of BFC’s Class B Common Stock issued to each BBX Capital Executive on September 30, 2015 and the number of shares of BBX Capital’s Class A Common Stock which BFC received in exchange therefor.

BBX Capital Executive	Number of Shares of BFC’s Class B Common Stock Issued to the BBX Capital Executive	Number of Shares of BBX Capital’s Class A Common Stock Received by BFC
Alan B. Levan	405,624	73,843
John E. Abdo	405,624	73,843
Jarett S. Levan	204,413	37,213
Seth M. Wise	202,815	36,922
Total	1,218,476	221,821

Item 6.  EXHIBITS

Exhibit 10.1Third Amended and Restated Revolving Promissory Note (Hypothecation Facility) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 7, 2015.)

Exhibit 10.2First Amended and Restated Loan and Security Agreement (Hypothecation Facility) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender. (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on July 7, 2015.)

Exhibit 10.3First Amended and Restated Promissory Note (Inventory Loan) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender. (Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on July 7, 2015.)

Exhibit 10.4First Amended and Restated Loan Agreement (Inventory Loan) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender. (Incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on July 7, 2015.)

Exhibit 10.5Share Exchange Agreements dated September 4, 2015, by and among BFC Financial Corporation and Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise.   (Incorporated by reference to the form of such agreements filed as Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 4, 2015.)

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

*

Exhibits furnished and not filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION

Date: November 16, 2015	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: November 16, 2015	By:	/s/ Raymond S. Lopez
Raymond S. Lopez, Chief Financial Officer and
Chief Accounting Officer