Form 10-K
period 2015-12-31
BFC FINANCIAL CORP
filed 2016-03-15
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer   [  ]Accelerated filer [X]Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES [  ]  NO [X]

On June 30, 2015, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $209.8 million computed by reference to the closing price of the registrant’s Class A Common Stock on such date. The registrant does not have any non-voting common equity.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 7, 2016 is as follows:

Class A Common Stock of $.01 par value, 75,492,819 shares outstanding.
Class B Common Stock of $.01 par value, 13,718,928 shares outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  BUSINESS

The Company

BFC Financial Corporation (“BFC” and, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a Florida-based holding company. BFC’s principal holdings include an approximately 81% equity interest in BBX Capital Corporation (including its subsidiaries, “BBX Capital” and a direct 54% equity interest in Woodbridge Holdings, LLC “Woodbridge”). BBX Capital holds the remaining 46% equity interest in Woodbridge. Woodbridge owns 100% of Bluegreen Corporation (including its subsidiaries, “Bluegreen”). Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. BBX Capital is a Florida-based company involved in the acquisition, development, ownership and management of and investments in real estate and real estate development projects as well as investments in operating businesses.

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

Prior to the closing of the BB&T Transaction, BankAtlantic contributed approximately $82 million in cash to CAM and certain non-performing commercial loans, commercial real estate and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to BBX Capital. CAM remains a wholly-owned subsidiary of BBX Capital.

BankAtlantic also contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012.  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BB&T Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations. BBX Capital retained the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR entered into by BBX Capital and BB&T at the closing, BB&T was entitled to hold its 95% preferred interest in the net cash flows of FAR until it recovered $285 million in preference amount plus a priority return of LIBOR + 2.0% per annum on any unpaid preference amount.  On May 6, 2015, BB&T’s preferred interest in FAR was repaid in full and redeemed and FAR became a wholly-owned subsidiary of BBX Capital.

BFC consolidates the financial results of the entities in which it has controlling financial interests, including BBX Capital, Woodbridge, and Bluegreen. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge, Bluegreen’s parent company).

Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. In recent years, BFC has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole.  Initiatives in furtherance of this strategy include BFC’s purchase of additional shares of BBX Capital’s Class A Common Stock in the tender offer which was completed in April 2015, as described in further detail in Item 8 – Note 1 of this report, and the cash merger consummated in April 2013 pursuant to which Woodbridge acquired all of the outstanding shares of Bluegreen’s common stock not previously owned by Woodbridge. Additionally, we may invest in operating businesses and real estate joint ventures for the development of residential and commercial real estate projects, including those in which our affiliates may participate.  In furtherance of this goal or otherwise as part of our business and investment strategy, we expect to evaluate various financing transactions, including debt or equity financings as well as other alternative sources of new capital. BFC’s investments or acquisitions, and the business and investment strategies of BFC’s subsidiaries, may not prove to be successful or even if successful may not initially generate income or may generate income on an irregular basis, and may involve a long term investment. As a result our results of operations may vary significantly on a quarterly basis. BFC may also consider transactions involving the sale of all or a portion of its assets, investments or subsidiaries, including transactions involving BBX Capital or Bluegreen, either directly or indirectly through a transaction involving Woodbridge.  These may include, among other alternatives, a future sale or spin-off or transactions involving public or private issuances of debt or equity securities which might result in a decrease in BFC’s ownership of the companies.  See also, “Part II-Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

This document contains forward-looking statements based largely on current expectations of BFC that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report.  The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of BFC, its subsidiaries and their respective investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which our subsidiaries operate, including the resort development and vacation ownership industries in which Bluegreen operates, and the real estate-related investment, development, and asset management, as well as middle market industries in which BBX Capital operates.  Other factors apply more specifically to BFC, including, but not limited to, the following:

•

BFC has limited sources of cash and is dependent upon dividends from its subsidiaries to fund its operations; BFC’s subsidiaries may not be in a position to pay dividends or otherwise make a determination to pay dividends to its shareholders; dividend payments may be subject to restrictions, including restrictions contained in debt instruments; any payment of dividends by a subsidiary of BFC is subject to declaration by such subsidiary’s board of directors or managers (which, in the case of BBX Capital, is comprised of a majority of independent directors under the listing standards of the NYSE) as well as the boards of directors of both BBX Capital and BFC in the case of dividend payments by Woodbridge and the directors of Bluegreen in the case of Bluegreen; and dividend decisions may not be made in BFC’s interests;

•

risks associated with BFC’s indebtedness, including that BFC will be required to utilize cash flow to service its indebtedness, that indebtedness may make BFC more vulnerable to economic downturns, that indebtedness may subject BFC to covenants or restrictions on its operations and activities or on its ability to pay dividends, and, with respect to the $80 million loan that BFC received from Bluegreen’s subsidiary during April 2015,  that BFC may be required to prepay the loan to the extent necessary for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness;

•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to or make additional investments in its subsidiaries or in joint ventures or that BFC may not achieve or maintain in the future the benefits anticipated to be realized from such support or additional investments, including the additional investment made in BBX Capital pursuant to the tender offer consummated during April 2015, and the risk that BFC will not be in a position to make new investments or that any investments made will not prove to be advantageous;

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

•

other risk that the verdict in the SEC action against BBX Capital and Alan B Levan, BFC’s former Chairman and Chief Executive Officer, will not be reversed on appeal, and the impact that the loss of services of Mr. Alan Levan as BFC’s Chairman and CEO may have on BFC;

•	the performance of entities in which BFC has made investments may not be profitable or have anticipated results; and
•

the preparation of financial statements in accordance with generally accepted accounting principles of the United States of America (“GAAP”) involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of BFC or its subsidiaries.

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

With respect to BBX Capital, the risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BBX Capital and its assets, including the impact of decreases in real estate values or high unemployment rates on BBX Capital’s business generally, the value of BBX Capital’s r assets, the ability of its borrowers to service their obligations and the value of collateral securing BBX Capital’s loans;

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in BBX Capital’s allowance for loan losses and trade receivables;
•

the adverse impact of and expenses associated with litigation including the risk that BBX Capital’s insurance carrier seeks to obtain reimbursement of the amounts it previously advanced to BBX Capital in connection with the action brought by the SEC against BBX Capital and Alan B. Levan and that the decision, verdict or remedy ordered by the court in the SEC action against BBX Capital and Mr. Levan will not be reversed on appeal;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on BBX Capital’s activities;
•

the risk that the assets retained by BBX Capital in CAM, BBX Partners and FAR may not be monetized at the values currently ascribed to them and the risks associated with the impact of periodic valuation of BBX Capital’s assets for impairment.

In addition, this document contains forward looking statements relating to BBX Capital’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and BBX Capital’s current and anticipated investments in operating businesses may not achieve the returns anticipated or may not be profitable, including the risks associated with the operations and activities of:

•	BBX Capital’s investment in Bluegreen (through Woodbridge),
•	BBX Sweet Holdings’ investments in its acquired businesses, and
•	BBX Capital’s investment with BFC in Renin.

This document also contains forward looking statements relating to BBX Capital’s investments in real estate developments, either directly or through joint ventures.  These risks include:

•	exposure to downturns in the real estate and housing markets;
•	exposure to risks associated with real estate development activities;
•	risks associated with obtaining necessary zoning and entitlements;
•	risks that BBX Capital’s joint venture partners may not fulfill its obligations, and
•	risks that the projects will not be developed as anticipated or be profitable.

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by BFC and BBX Capital with the SEC, including those disclosed in the “Risk Factors” section of this report. The Company cautions that the foregoing factors are not exclusive.

Business Segments

BFC currently reports the results of its operations through two reportable segments: Bluegreen and BBX Capital.

Bluegreen Segment

Overview

Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen, which in prior reports was referred to as Bluegreen Vacations or Bluegreen Resorts, markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed by others, in which case Bluegreen earns fees for providing these services. Bluegreen also earns fees by providing club and property owner’s association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income for Bluegreen.

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

Products and Services

Vacation Ownership

Bluegreen has been involved in the vacation ownership industry since its inception in 1994.  Since Bluegreen’s inception, Bluegreen has generated approximately 535,000 VOI sales transactions, which include over 77,000 VOI sales transactions on behalf of third-parties.  As of December 31, 2015, Bluegreen was selling VOIs in the Bluegreen Vacation Club at 23 sales offices at resorts located in the United States.  VOIs in Bluegreen resorts and those sold by Bluegreen on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent the buyer’s ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer).  Bluegreen believes the Bluegreen Vacation Club allows its VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs.  Members can use their points to stay in resorts for varying lengths of time starting at a minimum of two nights.  The number of points required for a stay at a resort varies depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used.    Under this system, members can select vacations among available resorts according to their schedules, space needs, and available points.  Subject to certain restrictions and fees, members are typically allowed to carry over for one year any unused points and to "borrow" points from the next year.  Bluegreen Vacation Club members may use their points to stay in any of the 66 Bluegreen Vacation Club resorts, as described in further detail below.

Bluegreen Vacation Club members may also use their points to take advantage of other vacation options, including an exchange program offered by a third-party world-wide vacation ownership exchange network of approximately 4,500 resorts and other vacation experiences such as cruises and hotel stays.  Additionally, through an alliance with Choice Hotels International, Inc. (NYSE:CHH, “Choice Hotels”), Bluegreen Vacation Club members may enroll in Choice Hotels’ free rewards program, Choice Privileges®.  For a fee, Bluegreen Vacation Club members can convert their Bluegreen Vacation Club points into Choice Privileges® points, which can be used for free nights at Choice hotel locations and other rewards such as gift cards.  Additionally, for a fee, members of the Bluegreen Traveler Plus™ program may use their Bluegreen Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection® properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America, subject to the terms and conditions of the program.  See “VOI Exchange Networks, the Bluegreen Traveler Plus™ Program and Other Strategic Alliances” for additional information regarding vacation options available to Bluegreen Vacation Club members in addition to Bluegreen Vacation Club resorts.

The owners of VOIs collectively manage the resort property through nonprofit POAs that are governed by a board of directors or trustees, consisting of representatives of the developer (so long as the developer owns VOIs in the resort or as otherwise provided by law) and owners of VOIs at the resort.  The board of directors hires a management company to which it delegates many of the rights and responsibilities of the POA, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance procurement, laundry and repairs and maintenance.  Each VOI owner is required to pay a share of the costs of maintaining all of the properties in the Bluegreen Vacation Club system.  These charges generally consist of an annual maintenance fee plus applicable real estate taxes and special assessments, which are assessed on an as-needed basis.  If a VOI owner does not pay such charges, the owner’s use rights may be suspended and ultimately terminated, subject to the lender’s first mortgage lien on the VOI, if any.

According to information compiled by various sources, Bluegreen believes its typical customer to be married with children with an average age of 48 and an average household income of approximately $75,000.

Capital-Light Business Strategy

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital-light” business strategy, involving activities that typically do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs under Bluegreen’s traditional vacation ownership business.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise and existing infrastructure in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties.  As of December 31, 2015, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements - In 2009, Bluegreen began offering sales and marketing services to third party developers for a fee. Under these arrangements, Bluegreen sells third party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis. Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus an operating profit. Because the completed VOI was built by a third party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements. Notes receivable originated in connection with Bluegreen’s sale of third party VOIs under commission-based arrangements are held by the third party developer, and in certain cases, are serviced by Bluegreen for a fee. Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales”.

Just-In-Time Arrangements - In 2013, Bluegreen began entering into agreements with third-party developers that allow Bluegreen to buy VOI inventory from time to time in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Bluegreen strives to enter into such arrangements on a non-committed basis, although Bluegreen may engage in committed arrangements under certain circumstances.  Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects.  Unlike FBS Sales, receivables originated in connection with sales of just-in-time inventory are held by Bluegreen.  Sales of inventory acquired through these arrangements are sometimes referred to as “Just-In-Time Sales”.

Secondary Market Arrangements - In 2012, Bluegreen began a program to acquire VOI inventory from POAs and other third parties on a non-committed basis, in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults, and are generally acquired by Bluegreen at a significant discount.  Sales of inventory acquired through these arrangements are sometimes referred to as “Secondary Market Sales”.

Other Fee-Based Services - Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs.  In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services.  In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative services.  As of December 31, 2015, Bluegreen provided management services to 46 timeshare resort properties and hotels.  Other fee-based services also include the processing of sales of VOIs through Bluegreen’s wholly-owned title company subsidiary, which earns fees in connection with the closing of the VOI transactions.

Bluegreen also generates fee-based income by providing construction design and management services, and mortgage servicing.

Bluegreen’s goal is for the activities associated with its capital-light business strategy to become an increasing portion of its business over time; however, Bluegreen’s efforts to execute its capital-light business strategy may not be successful, and any arrangements entered into may not prove to be profitable.  Further, changes in economic conditions may adversely impact the future results of Bluegreen’s fee-based and other capital-light business activities.

Vacation Club Resort Locations

Bluegreen Vacation Club resorts are primarily “drive-to” resort destinations.  Bluegreen believes that 85% of its VOI owners live within a 4 hour drive of at least one of its resorts.  Units at most of the Bluegreen Vacation Club resorts typically include a full kitchen, two televisions, and laundry facilities.  Many resorts offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and hotel-type staff.  Bluegreen manages certain of the resorts either directly or through a subcontract.

The following table lists the Bluegreen Vacation Club resorts:

Bluegreen Vacation Club Resort	Location
Paradise Isle Resort	Gulf Shores, Alabama
Shoreline Towers Resort	Gulf Shores, Alabama
Cibola Vista Resort and Spa (1)(4)	Peoria, Arizona
La Cabana Beach Resort & Casino (3)	Oranjestad, Aruba
Blue Water Resort at Cable Beach (1)(4)	Nassau, Bahamas
The Club at Big Bear Village (1)(4)	Big Bear Lake, California
The Innsbruck Aspen (1) (4)	Aspen, Colorado
Via Roma Beach Resort (1)	Bradenton Beach, Florida
Daytona SeaBreeze™ (1)	Daytona Beach Shores, Florida
Dolphin Beach Club (1)	Daytona Beach Shores, Florida
Fantasy Island Resort II (1)	Daytona Beach Shores, Florida
Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
Tropical Sands Resort	Fort Myers Beach, Florida
Windward Passage Resort	Fort Myers Beach, Florida
Gulfstream Manor (1)	Gulfstream, Florida
Resort Sixty-Six (1)	Holmes Beach, Florida
The Hammocks at Marathon™ (1)	Marathon, Florida
The Fountains (1)	Orlando, Florida
Lake Eve Resort (1) (4)	Orlando, Florida
Orlando’s Sunshine Resort™ I & II (1)	Orlando, Florida
Casa del Mar Beach Resort (1)	Ormond Beach, Florida
Outrigger Beach Club	Ormond Beach, Florida
Landmark Holiday Beach Resort	Panama City Beach, Florida
Ocean Towers Beach Club	Panama City Beach, Florida
Panama City Resort & Club	Panama City Beach, Florida
Surfrider Beach Club	Sanibel Island, Florida
Grande Villas at World Golf Village™ & The Resort at World Golf Village (1)	St. Augustine, Florida
Bluegreen at Tradewinds (1) (4)		St. Pete Beach, Florida
Solara Surfside™ (1)	Surfside, Florida

Petit Crest Villas and Golf Club Villas at Big Canoe	Marble Hill, Georgia
Studio Homes at Ellis Square (1)(4)	Savannah, Georgia
Pono Kai Resort	Kapaa (Kauai), Hawaii
The Hotel Blake (1) (4)	Chicago, Illinois
Bluegreen Club La Pension™(1) The Breakers Resort (1) (4)	New Orleans, Louisiana Dennis Port, Massachusetts
The Soundings Seaside Resort (1) (4)	Dennis Port, Massachusetts
Mountain Run at Boyne™ (1)	Boyne Falls, Michigan
The Falls Village™ (1)	Branson, Missouri
Paradise Point Resort (1)(2)	Hollister, Missouri
Bluegreen Wilderness Club at Big Cedar™ (1)(2)	Ridgedale, Missouri
The Cliffs™ at Long Creek (1)(2)	Ridgedale, Missouri
Lake Condominiums at Big Sky	Big Sky, Montana
Bluegreen Club 36™ (1)	Las Vegas, Nevada
South Mountain Resort (1)(4)	Lincoln, New Hampshire
Bluegreen at Atlantic Palace	Atlantic City, New Jersey
The Manhattan Club (4) Club Lodges at Trillium (1) (4)	New York, New York Cashiers, North Carolina
Foxrun Townhouses	Lake Lure, North Carolina
Sandcastle Village II	New Bern, North Carolina
Waterwood Townhouses	New Bern, North Carolina
The Suites at Hershey (1)	Hershey, Pennsylvania
The Lodge Alley Inn™ (1)	Charleston, South Carolina
Players Club	Hilton Head Island, South Carolina
Carolina Grande™ (1)	Myrtle Beach, South Carolina
Harbour Lights™ (1)	Myrtle Beach, South Carolina
Horizon at 77th (1) (4)	Myrtle Beach, South Carolina
SeaGlass Tower™ (1)	Myrtle Beach, South Carolina
Shore Crest Vacation Villas™ I & II (1)	North Myrtle Beach, South Carolina
MountainLoft™ I & II (1)	Gatlinburg, Tennessee
Laurel Crest™ (1)	Pigeon Forge, Tennessee
Shenandoah™ Crossing (1)	Gordonsville, Virginia
Bluegreen Wilderness Traveler at Shenandoah™ (1)	Gordonsville, Virginia
BG Patrick Henry Square™ (1) (4) Parkside Williamsburg Resort (1) (4)	Williamsburg, Virginia Williamsburg, Virginia
Bluegreen Odyssey Dells™ (1)	Wisconsin Dells, Wisconsin
Christmas Mountain Village™ (1)	Wisconsin Dells, Wisconsin

tween Bluegreen and

(1)	This resort is managed by Bluegreen Resorts Management, Inc., a wholly-owned subsidiary of Bluegreen. Management of Club Lodges at Trillium began on January 1, 2016.
(2)

This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations LLC (“Bluegreen/Big Cedar Vacations”), a joint venture between Bluegreen and Big Cedar, LLC.  Bluegreen owns a 51% interest in this joint venture, and the joint venture’s results of operations, cash flows and financial position are included in Bluegreen’s consolidated financial statements.

(3)	This resort is managed by Casa Grande Cooperative Association I, which has contracted with Bluegreen Resorts Management, Inc. to provide management consulting services to the resort.
(4)

This resort, or portion thereof, was developed by third-parties and Bluegreen has sold VOIs on their behalf or has arrangements to acquire such VOIs on a just-in-time basis as part of Bluegreen’s capital-light business strategy.

Below is a description of each of the Bluegreen Vacation Club resorts. Certain of the amenities described below for these resorts are separately owned and operated, and may require guests to pay separate fees.

Paradise Isle Resort — Gulf Shores, Alabama.  This resort is located in Gulf Shores, across the street from the beach and the Gulf of Mexico.  Amenities include private oceanfront balconies, and an outdoor swimming pool, children’s pool and barbeque grill area.

Shoreline Towers — Gulf Shores, Alabama.  Shoreline Towers is located on the beach in Gulf Shores, overlooking the Gulf of Mexico.  This beachfront resort features two- and three-bedroom suites and offers amenities such as a pool, private balconies, biking and nearby tennis facilities.

Cibola Vista Resort and Spa — Peoria, Arizona.  Located between Lake Pleasant and Phoenix, this 248-unit resort offers two outdoor pools and water slides, workout facilities, studios, and one- and two- bedroom suites with kitchens, fireplaces, and Western decor.

La Cabana Beach & Racquet Club — Oranjestad, Aruba.  La Cabana Beach & Racquet Club is a 449-suite oceanfront resort that offers one-, two-, and three-bedroom suites, garden suites and penthouse accommodations.  On-site amenities include racquetball, squash, two swimming pools and private beach cabanas.

Blue Water Resort at Cable Beach —Nassau, Bahamas.  This oceanfront 35-unit resort, located on Cable Beach in the Nassau suburbs, offers three-bedroom suites and an outdoor pool.

The Club at Big Bear Village – Big Bear Lake, California.  This 38-unit resort is located in the mountains of Southern California in Big Bear Lake.  This resort features three- and four bedroom villas and offers amenities such as a heated pool, private fitness center, private balconies, barbeque grill area, and billiards room.

The Innsbruck Aspen – Aspen, Colorado.  This 17-unit resort is situated within walking distance of downtown Aspen and the mountain slopes.  This resort features one- and two-bedroom villas and offers amenities such as a heated pool, lounge area, private fitness center, barbeque grill area, valet ski service, on site concierge services and a local shuttle service.

Via Roma Beach Resort — Bradenton Beach, Florida.  Featuring one- and two-bedroom suites, this beachfront resort offers amenities such as a heated outdoor swimming pool, hot tub and barbecue grill area.

Daytona SeaBreeze™ — Daytona Beach Shores, Florida.  This 80-unit oceanfront resort is located on Daytona Beach, which is known as the “World’s Most Famous Beach.”  Amenities include private ocean-front balconies, a heated outdoor swimming pool, children’s pool, hot tub, fitness center, barbeque grill area and game room.  The resort is located near the world-famous Daytona International Speedway and DAYTONA USA®.

Dolphin Beach Club — Daytona Beach Shores, Florida.  The Dolphin Beach Club is located in Daytona Beach overlooking the Atlantic Ocean.  This resort features contemporary white furnishings, tropical décor, private beachfront balconies and a heated outdoor swimming pool.  Guests can enjoy numerous nearby golf courses or visit Daytona International Speedway.

Fantasy Island Resort II — Daytona Beach Shores, Florida.  This resort is situated on Daytona Beach and features units either facing or with views of the ocean.  Amenities include an outdoor heated swimming pool, hot tub and two dry saunas.

Mariner’s Boathouse & Beach Resort — Fort Myers Beach, Florida.  Mariner’s Boathouse & Beach Resort is located on the seven-mile long island of Fort Myers Beach, alongside the beaches of the Gulf of Mexico.  The beachfront villas are specially designed to resemble a yacht, and each features a private, screened-in balcony or porch.

Tropical Sands Resort — Fort Myers Beach, Florida.  Located on Fort Myers Beach, the Tropical Sands Resort is centered around a sun deck and palm-filled courtyard.  Resort amenities include an outdoor heated pool, concierge and barbecue grill area.

Windward Passage Resort — Fort Myers Beach, Florida.  This resort is located in the heart of Fort Myers Beach.  The resort features one- and two-bedroom suites and an outdoor heated swimming pool, hot tub, tennis, basketball, volleyball, an on-site playground and a poolside bar.

Gulfstream Manor — Gulfstream, Florida.  Gulfstream Manor is located just south of Palm Beach, near shops, galleries, fine dining and boutiques.  The 23-unit beachfront resort features views of the ocean or courtyard and offers an intimate, small resort experience.

Resort Sixty-Six — Holmes Beach, Florida.  The resort is located on Anna Maria Island and overlooks the Gulf of Mexico.  The units at Resort Sixty-Six either overlook the courtyard, or offer views of the Gulf of Mexico.  Resort amenities include an outdoor heated swimming pool, hot tub and barbecue grill area.

The Hammocks at Marathon™ — Marathon, Florida.  The Hammocks at Marathon is located in the Florida Keys, within driving distance of both Miami and Key West, Florida.  This 58-unit waterfront resort offers such amenities as a pool, boat slips, outdoor tiki bar and a variety of water sport recreational vehicle rentals.

The Fountains— Orlando, Florida.  This 54-acre, 569-unit resort is located on a lake and is minutes away from Central Florida’s family attractions, including Walt Disney World®, SeaWorld® and Universal Studios Florida®.  Amenities include a clubhouse with a heated indoor/outdoor swimming pool, pool bar, massage room, steam and sauna rooms, family activity room, basketball court, and resort style pool facility.  Domino’s Pizza® and a Benihana® restaurant are also on site.

Lake Eve Resort – Orlando, Florida.  This 176-unit resort is located next to The Fountains and on Lake Eve.  This resort features one, two, and three bedroom suites and is minutes away from many Orlando attractions.

Orlando’s Sunshine Resort™ I & II — Orlando, Florida.  Orlando’s Sunshine Resort is located near Wet’n’Wild® water park and Universal Studios Florida®.  This 84-unit property features an outdoor swimming pool, hot tub and tennis courts.

Casa del Mar Beach Resort —  Ormond Beach, Florida.  Casa del Mar is a 118-unit oceanfront resort which includes an outdoor pool and miniature golf.  In nearby Daytona Beach, guests can drive on the beach or visit Daytona International Speedway.

Outrigger Beach Club — Ormond Beach, Florida.  Steps away from the beach and minutes from Daytona Beach, the Outrigger Beach Club’s design allows all of the resort’s units to face the Atlantic Ocean. The resort features an outdoor heated swimming pool, children’s swimming pool, poolside grills and hot tub overlooking the beach and ocean.

Landmark Holiday Beach Resort — Panama City Beach, Florida.  The Landmark Holiday Beach Resort is located on Panama City Beach.  The resort features a hot tub, sauna, indoor heated pool, barbecue grill and oceanfront private balconies.

Ocean Towers Beach Club — Panama City Beach, Florida.  Located on the “Miracle Strip” in Panama City Beach, Ocean Towers Beach Club offers one- and two-bedroom oceanfront suites.  The resort’s units feature private balconies or porches, full kitchens and washer/dryers.  Other amenities include an exercise room, an outdoor heated pool, and nearby tennis and golf facilities.

Panama City Resort & Club — Panama City Beach, Florida.  The Panama City Resort & Club is located on Panama City Beach overlooking the Gulf of Mexico.  Amenities include private balconies, an outdoor heated pool, hot tub, and nearby jet skiing, windsurfing, parasailing, and golf.

Surfrider Beach Club — Sanibel Island, Florida.  This resort is located along the beach on Sanibel Island. The resort features one- and two-bedroom suites and offers amenities such as an outdoor heated swimming pool, hot tub, tennis, fishing and biking.

Grande Villas at World Golf Village™ & The Resort at World Golf Village — St. Augustine, Florida.  Grande Villas is located next to the World Golf Hall of Fame®.  This resort features an extensive array of amenities, including golf courses, swimming pools, a hot tub, sauna and playground.  The resort includes 214-units.

Bluegreen at Tradewinds – St. Pete Beach, Florida.  This 162-unit resort is located in St. Pete Beach with easy access to St. Petersburg’s shoreline along the Gulf of Mexico.  The resort features studio and one-bedroom villas.  Amenities include a spa, fitness center, pool, tennis and nearby paddle boarding, water parks, and casual dining at beach bars.

Solara Surfside™ —  Surfside, Florida.  This 60-unit oceanfront resort is located in Surfside, Florida, near Miami Beach.  Solara Surfside captures the art deco style of its surrounding area and features one- and two-bedroom vacation units, a swimming pool, sun deck and hot tub.

Petit Crest & Golf Club Villas at Big Canoe — Marble Hill, Georgia.  The resort is located at Big Canoe in the foothills of the North Georgia Appalachians and an hour north of Atlanta.  Nearby activities include fishing, boating, golfing and tennis.  Petit Crest Villas’ units feature a balcony or porch, full kitchen, fireplace, washer and dryer.

The Studio Homes at Ellis Square — Savannah, Georgia.  This 28-unit resort is centrally located in historic downtown Savannah.  Accommodations include one- and two-bedroom suites with fully-equipped designer kitchens.

Pono Kai Resort — Kapaa (Kauai), Hawaii.  This 13-acre oceanfront resort is located on Kauai’s Coconut Coast.  Surrounded by palms and the Pacific, Pono Kai Resort is close to the beaches and features tennis courts, local arts and crafts vendors, concierge and a hospitality suite.

The Hotel Blake – Chicago, Illinois.  Situated in downtown Chicago’s urban Printer’s Row district, this 162-unit property offers a relaxing retreat and easy access to the activities in the city.  Accommodations include hotel units featuring vaulted ceilings and city views.

Bluegreen Club La Pension™ —  New Orleans, Louisiana.  This 64-unit resort is located in the French Quarter, just a few blocks from the Mississippi River.  Many of the units feature balconies overlooking the French Quarter.  The rooftop offers two sundecks with hot tubs and views of the French Quarter, river, and city.

The Breakers Resort — Dennis Port, Massachusetts.  This 52-unit resort is located on the beautiful sandy beaches of Nantucket Sound in Cape Cod.  This resort offers studio, one- and two-bedroom units and an outdoor heated pool.

The Soundings Seaside Resort — Dennis Port, Massachusetts.  This 69-unit resort is centrally located on Nantucket Sound in Cape Cod.  This resort has studio, one- and two-bedroom units.  Many of the rooms offer views of the Nantucket Sound.  The property offers a variety of amenities including an oceanfront outdoor pool, a heated pool, an outdoor putting green and a private beach.

Mountain Run at Boyne™ —  Boyne Falls, Michigan.  Mountain Run at Boyne is located on Boyne Mountain, which is known for skiing, snowboarding and tubing on more than 50 runs with convenient lift and trail systems.  In the summer, Boyne Mountain offers golf on nearby world-class courses including courses designed by Robert Trent Jones, Arthur Hills and Donald Ross.  Mountain Run has 204-units.

The Falls Village™ — Branson, Missouri.  The Falls Village is located near the Ozark Mountains.  Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars.  The Falls Village has 297-units.

Paradise Point Resort — Hollister, Missouri.  Paradise Point, which currently has 150-units, is situated on Table Rock Lake.  This vacation ownership resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations.  Paradise Point offers studio units, executive 1-bedroom villas and spacious 2-bedroom villas.  Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including a marina, horseback riding, and tennis courts.

Bluegreen Wilderness Club at Big Cedar™ — Ridgedale, Missouri.  The Bluegreen Wilderness Club at Big Cedar is a wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort.  This vacation ownership resort is also developed, marketed and sold by Bluegreen/Big Cedar Vacations.  The 427-unit resort is located on Table Rock Lake, and is near Dogwood Canyon.  Guests staying in the two-bedroom cabins or one- or two-bedroom lodge villas enjoy fireplaces, private balconies and full kitchens.  Amenities include indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, and playground.  Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including a marina, horseback riding and tennis courts.

The Cliffs™ at Long Creek — Ridgedale, Missouri.  The Cliffs at Long Creek currently features 29 patio homes that overlook Table Rock Lake.  These two- level, five-bedroom homes feature two master bedrooms, a whirlpool bath, walk-in closet, media room, billiards table, gourmet kitchen, covered porch, and 2-car garage.  This resort is also developed, marketed and sold by Bluegreen/Big Cedar Vacations.  Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including a marina, horseback riding, and tennis courts.

Lake Condominiums at Big Sky — Big Sky, Montana.  Lake Condominiums at Big Sky is located at the foot of Lore Mountain overlooking Lake Levinsky.  The resort features amenities such as a heated outdoor swimming pool, two large hot tubs and nearby skiing.

BG Club 36™ — Las Vegas, Nevada.  This 478-unit resort is located just off the Las Vegas strip and features various amenities, including an indoor pool, outdoor sundeck, fitness center and on-site restaurants.  Bluegreen Club 36 features both one- and two-bedroom villas with Parisian Art Deco décor.

South Mountain Resort — Lincoln, New Hampshire.  This 82-unit resort features year-round activities, offers many on-site amenities, and is a short drive to three separate ski mountains, hiking and biking trails, and many shops and restaurants.  Accommodations include studios and one-, two- and three-bedroom units.

Atlantic Palace — Atlantic City, New Jersey.  This 288-unit resort is situated on the Atlantic Ocean and the Atlantic City Boardwalk and features an outdoor pool, hot tub, game room, exercise room, steam room and sauna.  Accommodations include studios and one- and two-bedroom units.

The Manhattan Club — New York, New York.  This 229-unit resort is located in the heart of Manhattan and is in close proximity to some of New York’s finest attractions, bars, restaurants, nightclubs and theaters.  Suites feature high-end furnishings, kitchenettes, and marble baths as well as flat screen TVs, Bose® radios and Wi-Fi Internet access.

Club Lodges at Trillium – Cashiers, North Carolina.  This 30-unit resort is located high in the Blue Ridge Mountains against a plateau lake with a 26-mile shoreline.  Amenities include a pool, indoor and outdoor tennis courts, and croquet, plus two restaurants, a massage room, and a chapel on site.  Accommodations include two- and three-bedroom units.

Foxrun Townhouses — Lake Lure, North Carolina.  Located on Lake Lure at the foot of the Blue Ridge Mountains, Foxrun Townhouses offers two-bedroom units with activities including golf, fishing, and skiing in the winter and water sports in the spring, summer and fall.

Sandcastle Village II — New Bern, North Carolina.  New Bern is located at the intersection of the Trent and Neuse Rivers.  Guests can enjoy nearby sailing, boating and water sports, as well as the antique shops in the historic downtown area.  The unique and spacious pedestal-style townhomes feature full kitchens, washers and dryers, and fireplaces.

Waterwood Townhouses — New Bern, North Carolina.  Located in a remote area near historical Tyron Palace, the Waterwood Townhouses resort generally attracts sports, outdoor and nature enthusiasts.  This lakefront resort offers two-bedroom suites and an on-site marina, tennis courts, miniature golf and indoor and outdoor pools.

The Suites at Hershey — Hershey, Pennsylvania.  This 78-unit resort is located near HersheyPark® and Hershey’s® Chocolate World.  Amenities include an outdoor swimming pool, hot tub, playground, picnic area with barbeque grills, game room, fitness center and indoor basketball courts.

The Lodge Alley Inn™ — Charleston, South Carolina.  Located in Charleston’s historic district, The Lodge Alley Inn includes one- and two-bedroom suites, many furnished with an equipped kitchen, living room with a fireplace, dining room, whirlpool bath, pine wood floors and 18th century-style furniture reproductions.  This 90-unit resort, which features an on-site restaurant, is within walking distance of many of Charleston’s historical sites, open-air markets and art galleries.

Players Club — Hilton Head Island, South Carolina.  Players Club is located on Hilton Head Island, which is famous for its natural beauty, expansive beaches and world-class golf and tennis.  This resort features 28 lighted tennis courts and a health club.

Carolina Grande™ — Myrtle Beach, South Carolina.  This 118-unit 20-story tower is located across the street from the beach.  Through an arrangement with The Carolinian Beach Resort, guests enjoy an accessible breezeway directly to the beach.  Other amenities include indoor and outdoor swimming pools, hot tubs, full kitchens, washers and dryers, and views of the ocean and city.  The resort is located near Broadway Gran Prix, Broadway at the Beach™ (a 350-acre complex featuring numerous specialty shops, restaurants, attractions and nightclubs), Myrtle Waves Water Park, Carolina Opry, Dixie Stampede and the Myrtle Beach Convention Center.

Harbour Lights™ — Myrtle Beach, South Carolina.  Harbour Lights is a 324-unit resort located in the Fantasy Harbour Complex in the center of Myrtle Beach.  Nearby are Theater Row, shopping, golf courses and restaurants. The resort’s activities center overlooks the Intracoastal Waterway.  The resort features hotel, one- and two-bedroom accommodations as well as an infinity-edge pool and lazy river.

Horizon at 77th – Myrtle Beach, South Carolina.  The Horizon at 77th resort is an 88-unit beach resort with spacious one-, two- and three-bedroom villas featuring full kitchens with granite countertops and stainless steel appliances.  Guests at this resort can enjoy a spa, and lazy river, or go for a swim in one of the resort’s two pools.

SeaGlass Tower™ — Myrtle Beach, South Carolina.  The SeaGlass Tower is a 19-story, 144-unit mirrored tower located on the beach.  Amenities include, among others, balconies, fully equipped kitchens, whirlpool baths, an indoor and two outdoor swimming pools, a hot tub, and two saunas.  SeaGlass Tower is located near Broadway at the Beach™ and the Myrtle Beach Convention Center.

Shore Crest Vacation Villas™ I & II — North Myrtle Beach, South Carolina.  Shore Crest Vacation Villas consists of two towers and 240-units, and is located on the beach in the Windy Hill section of North Myrtle Beach, a mile from Barefoot Landing, which features numerous restaurants, theaters, shops and outlet stores.

MountainLoft™ I & II — Gatlinburg, Tennessee.  MountainLoft is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee.  The 394-units are located in individual chalets or mid-rise villa buildings.  Each unit has private balconies.

Laurel Crest™ — Pigeon Forge, Tennessee.  Laurel Crest is located in close proximity to the Great Smoky Mountains National Park and the Dollywood theme park.  Visitors to Pigeon Forge can enjoy over 200 factory outlet stores and music shows featuring renowned country music stars as well as partake in a variety of outdoor activities, such as horseback riding, trout fishing, boating, golfing and white water rafting.  Laurel Crest has 304-units.

Shenandoah Crossing™ — Gordonsville, Virginia.  Shenandoah Crossing, which currently includes 240-units, features an 18-hole golf course, indoor and outdoor swimming pools, a tennis court, horseback riding trails and a lake for fishing and boating.  Guests can enjoy a variety of accommodations, including traditional 2-bedroom cabins, 3-bedroom cabins, and chalet-style homes.

Bluegreen Wilderness Traveler at Shenandoah™ — Gordonsville, Virginia.  This property is located adjacent to Bluegreen’s Shenandoah Crossing resort.  Accommodations consist of 121 cabins, luxury campsites for recreational vehicles and fully furnished, climate-controlled platform tents.   The resort also features outdoor-themed amenities and programs.

BG Patrick Henry Square™ – Williamsburg, Virginia.  This 133-unit resort is located only 1/2 a block from Colonial Williamsburg.  The resort has accommodations ranging from studio to two-bedroom villas with kitchen and colonial-inspired décor.  Nearby attractions include Busch Gardens® Williamsburg and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

Parkside Williamsburg Resort — Williamsburg, Virginia.  This 68-unit resort is located only blocks away from Colonial Williamsburg.  The resort has accommodations ranging from studio to two-bedroom villas with kitchens and colonial-inspired décor.  Nearby attractions include Busch Gardens® Williamsburg and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

Bluegreen Odyssey Dells™ — Wisconsin Dells, Wisconsin.  This seven acre, 92-unit resort is located adjacent to the 156-acre Mt. Olympus Resort Water and Theme Park.

Christmas Mountain Village™ — Wisconsin Dells, Wisconsin.  Christmas Mountain Village resort is a 482-unit resort offering a 27-hole golf course and seven ski trails served by two chair lifts.  Other on-site amenities include tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools.

Future Resorts and Acquisition of Additional Inventory

Bluegreen believes that it currently has adequate timeshare inventory on hand, or available through arrangements with third parties in connection with its capital-light business strategy, to satisfy its projected sales of VOIs for 2016 and a number of years thereafter.  Accordingly, Bluegreen currently does not plan to acquire or significantly develop additional resort properties in the near term other than those to be developed by Bluegreen/Big Cedar Vacations and resorts added to the Bluegreen Vacation Club pursuant to Bluegreen’s capital-light business strategy.  However, Bluegreen may decide to acquire or develop additional inventory in the future.

VOI Exchange Networks, the Bluegreen Traveler Plus™ Program, and Other Strategic Alliances

Bluegreen believes that its VOIs are made more attractive by its alliance with Choice Hotels, its participation in third-party exchange networks, its Traveler Plus™ program and other strategic affiliations with third-party resort developers.  In 2013, Bluegreen entered into a five-year strategic alliance agreement with Choice Hotels.  Choice Hotels currently franchises approximately 6,300 hotels in more than 35 countries and territories and its brands include the Ascend Hotel Collection®, Comfort Inn®, Comfort Suites®, Quality®, Sleep Inn®, Clarion®, Cambria® hotels and suites, MainStay Suites®, Suburban Extended Stay Hotel®, Econo Lodge® and Rodeway Inn®.  Bluegreen’s relationship with Choice Hotels’ impacts several areas of Bluegreen’s business and, while there is no assurance as to the success of the relationship, it includes a sales and marketing alliance component that Bluegreen believes will enable it to leverage Choice Hotels brands, customer relationships and marketing channels to market Bluegreen’s VOI offerings.  Additionally, subject to the terms and conditions of the agreements, including specified payments to Choice Hotels, Bluegreen Vacation Club resorts may be branded as part of the Ascend Hotel Collection®.  As of December 31, 2015, a total of 29 Bluegreen Vacation Club resorts were branded as part of the Ascend Hotel Collection®.  Also,

Bluegreen Vacation Club members may enroll as members of the Choice Hotels loyalty program, Choice Privileges®, and for a fee can convert their Bluegreen Vacation Club points into Choice Privileges® points which can be used for stays at participating Choice Hotels.  Additionally, for a fee, members of the Bluegreen Traveler Plus™ program may exchange their vacation points for stays at Choice Hotels’ Ascend Hotel Collection® properties subject to the terms and conditions of the program.

Bluegreen Vacation Club members may also participate in an unaffiliated external exchange network, Resort Condominiums International, LLC (“RCI”).  The RCI exchange network allows an owner to exchange stays in their VOI for occupancy at nearly 4,500 participating resorts located throughout the world in over 100 countries, based upon availability and the payment of a variable exchange fee.  The annual membership fees of RCI are included in the Bluegreen Vacation Club dues.  In 2015, approximately 9% of Bluegreen Vacation Club members utilized the RCI exchange network for an exchange of two or more nights.  Most of the Bluegreen Vacation Club resorts are rated in one of the two highest categories by RCI (Gold Crown and Silver Crown).

Bluegreen Vacation Club members, for an additional annual fee, may also participate in the Bluegreen Traveler Plus™ program, which allows them to use their points for a variety of hotel stays, RV site stays within the “Coast to Coast” network, or various cruise vacations.  Also, for a nominal fee, Bluegreen Vacation Club members who purchased or upgraded their VOI since July 1, 2007 and participate in the Bluegreen Traveler Plus™ program have the ability to use their vacation points to reserve accommodations in 42 additional resort locations through Bluegreen’s alliances with other resort development companies (“Direct Exchange”).

No assurance can be given that Bluegreen’s resorts will continue to participate in the RCI or Direct Exchange networks, or that Bluegreen’s customers will continue to be satisfied with these networks or the Bluegreen Traveler Plus™ program.  In addition, Bluegreen’s relationship with Choice Hotels may not be received favorably by Bluegreen’s customers and may not have a positive impact on Bluegreen’s operating results or financial condition.  If Bluegreen does not continue to participate in qualified exchange networks or maintain other strategic alliances, including if Bluegreen’s resorts are not included in such networks or alliances, or if such networks or other strategic alliances do not operate effectively, Bluegreen’s financial condition, results and business could be materially adversely affected.

Marketing and Sale of Inventory

Bluegreen uses a variety of methods to attract prospective purchasers of VOIs, including selling discount vacation packages either face-to-face or through telemarketing efforts to consumers Bluegreen meets in connection with various marketing alliances (as discussed in greater detail below) and other arrangements, and referrals of prospective purchasers from existing VOI owners.  Bluegreen sometimes provides hotel accommodations or accommodations in one of Bluegreen’s resorts to prospective purchasers at reduced rates in exchange for their touring one of Bluegreen’s resorts.

Additionally, Bluegreen offers a sampler program which allows purchasers of this product to enjoy substantially the same accommodations offered to Bluegreen Vacation Club members during a trial period, which is generally one or two years.  Bluegreen believes that it benefits from the sampler program as it gives Bluegreen an opportunity to market its VOIs to customers when they use their trial memberships at a Bluegreen resort and to recapture a portion of the costs incurred in connection with the initial marketing to prospective customers.

In addition to attracting new customers, Bluegreen seeks to sell VOIs to its existing VOI owners (“owner sales”).  Owner sales generally have lower marketing costs and typically result in relatively higher operating margins than sales generated through other marketing channels.  During 2015, owner sales accounted for 47% of Bluegreen’s system-wide sales.  However, Bluegreen has recently increased, and expects to continue to increase, its marketing efforts to new customers as compared to existing owners as it believes that its ability to continue to sell VOIs to its current existing owner base will diminish over time.  Accordingly, Bluegreen expects that its owner sales as a percentage of total sales will decrease and Bluegreen’s marketing expenses will increase in the future.

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

Bluegreen also has an exclusive marketing agreement with Bass Pro, a privately-held retailer of fishing, marine, hunting, camping and sports gear.  Pursuant to the agreement, Bluegreen has the right to market VOIs at each of Bass Pro’s retail locations.  As of December 31, 2015, Bluegreen marketed VOIs in 67 of Bass Pro’s stores.  These marketing efforts include offers for the sale of discounted vacation packages which require the purchaser to attend a timeshare sales presentation, where permitted by law.  Under the agreement, Bluegreen also has the right to market VOIs in Bass Pro’s catalogs and on its website, and Bluegreen has access to Bass Pro’s customer lists.  In exchange, Bluegreen compensates Bass Pro based on the overall success of these marketing activities.  The amount of compensation is dependent on the level of additional marketing efforts required by Bluegreen to convert the prospect into a sale and a defined time frame for such marketing efforts.  No compensation is paid to Bass Pro under the marketing agreement on sales made by Bluegreen/Big Cedar Vacations of VOIs owned by Bluegreen/Big Cedar Vacations.  In accordance with the agreement, Bluegreen makes an annual prepayment to Big Cedar by February of each year.  The prepayment is an advance payment for anticipated commissions estimated to be generated during the upcoming year, as determined by Bluegreen and Big Cedar, not to exceed $5.0 million.  No additional commissions are paid to Big Cedar during any year until the annual prepayment for that year has been fully earned.  During 2015, sales of VOIs to prospects and leads generated by the marketing arrangement with Bass Pro accounted for approximately 20% of Bluegreen’s VOI sales volume.  Bluegreen’s marketing agreement with Bass Pro is for a term expiring in January 2025, subject to early termination in whole or in part under certain circumstances.  There is no assurance that Bluegreen will be able to maintain, extend or renew its marketing relationship with Bass Pro, including for the duration of the term of the agreement, and Bluegreen’s sales would be materially and adversely impacted if Bluegreen’s relationship with Bass Pro ended.

As previously described, Bluegreen entered into a five-year strategic relationship with Choice Hotels in 2013.  This relationship impacts several areas of Bluegreen’s business and, while there is no assurance as to the success of the relationship, it includes a sales and marketing alliance component which Bluegreen believes will enable Bluegreen to leverage Choice Hotels’ brands, customer relationships and marketing channels to market Bluegreen’s VOI offerings.  Choice Hotels’ obligations under the agreements are subject to Bluegreen making specified payments to Choice Hotels and certain other terms and conditions.

In 2014, Bluegreen began a limited marketing relationship with Walmart®, a leading global mass retailer with over 5,200 domestic locations, to sell vacation packages in 5 Walmart® locations.  This relationship expanded to 25 locations in 2015.  Under this relationship, Bluegreen leases space at certain Walmart® locations to sell discount vacation packages which require the purchaser to attend a timeshare sales presentation, where permitted by law.  There is no assurance that this relationship will be successful or that Bluegreen will be able to maintain, or extend its relationship with Walmart®.

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

Customer Financing

Bluegreen generally offers financing of up to 90% of the purchase price of its VOIs to its VOI customers who meet certain FICO® score-based underwriting standards.  The typical financing extended by Bluegreen on a VOI during 2015 provided for a term of 10 years and a fixed interest rate.  However, Bluegreen also encourages purchasers to finance their purchase with a loan having a shorter term by offering a lower interest rate on those loans.  In connection with Bluegreen VOI sales, Bluegreen delivers the property deed to the trustee of the Bluegreen Vacation Club on behalf of the purchaser and obtains a mortgage on the purchaser’s VOI.

Purchasers of VOIs are generally required to make a down payment of at least 10% of the VOI sales price.  As part of Bluegreen’s continued efforts to improve its operating cash flows, Bluegreen incentivizes its sales associates to encourage cash sales, and Bluegreen promotes a point-of-sale credit card program sponsored by a third party financial institution.  As a result, Bluegreen has increased both the percentage of its sales that are 100% cash and its average down payment on financed sales.  Including down payments received on financed sales, approximately 46% of Bluegreen VOI sales during 2015 were paid in cash within approximately 30 days from the contract date.

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

Effective December 15, 2008, Bluegreen implemented a FICO® score-based credit underwriting program.  Following implementation,  Bluegreen no longer provided financing to customers with FICO® scores below 500, and new customers with FICO® scores between 500 and 599 were required to make a minimum cash down payment of 20%.  Effective January 1, 2010, Bluegreen further increased its FICO® score-based credit underwriting standards such that Bluegreen no longer originates financing to customers with FICO® scores below 575.  Bluegreen may, from time to time, offer certain introductory products to customers with different FICO®  scores, finance and down payment terms that it intends to hold in its portfolio.  Additionally, Bluegreen may provide financing to customers with no FICO®  scores if the customer makes a minimum required down payment.  For loans with an outstanding balance as of December 31, 2015 that were originated from December 15, 2008 through December 31, 2009, the borrowers’ weighted average FICO® score at the point of sale was 701.  For loans with an outstanding balance as of December 31, 2015 that were originated from January 1, 2010 through December 31, 2015, the borrowers’ weighted average FICO® score at the point of sale was 706.  Further information on VOI notes receivable held by Bluegreen is set forth in the following table:

	Percentage of originated and services
	VOI notes receivable
	Notes receivable originated	Notes receivable originated
	December 15, 2008 -	January 1, 2010 -
FICO® Score (1)	December 15, 2009	December 15, 2015

Below 575	5.2%	0.3%
Between 575 and 619	7.7%	7.7%
Between 620 and 700	35.4%	39.8%
Above 700	51.7%	52.2%

(1)	Excludes loans originated after December 15, 2008 for which the obligor did not have a FICO® score

Bluegreen encourages purchasers to make higher down payments and accept shorter loan period terms by offering lower interest rates.  In addition, where permitted under applicable laws, rules and regulations, buyers receive a 1% discount in the interest rate by participating in Bluegreen’s pre-authorized payment plan.  As of December 31, 2015, borrowers with respect to approximately 93% of Bluegreen’s serviced VOI notes receivable participated in Bluegreen’s pre-authorized payment plan.

Effective November 1, 2008, Bluegreen increased the interest rates charged on new loans.  The weighted-average interest rate on Bluegreen’s VOI notes receivable was as follows:

As of December 31,
2015		2014
Notes receivable	Notes receivable	Notes receivable	Notes receivable
originated before	originated on or after	originated before	originated on or after
November 1, 2008	November 1, 2008	November 1, 2008	November 1, 2008

14.98%	16.13%	14.95%	16.38%

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

Bluegreen generally makes collection efforts to customers by mail and by telephone.  Telephone contact generally commences when an account is as few as 10 days past due.  At 30 days past due, a collection letter is sent to U.S. residents advising the customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies.  At 60 days delinquent, Bluegreen sends a lockout letter to the customer by mail advising that they cannot make any future reservations for lodging at a resort.  If the delinquency continues, at 90 days past due, Bluegreen stops the accrual of, and reverses previously accrued but unpaid, interest on the note receivable and mails a “Notice of Intent to Cancel Membership,” which informs the customer that unless the delinquency is cured within 30 days,  Bluegreen will terminate the customer’s VOI ownership.  If the customer fails to respond to such correspondence within the given timeframe, the loan will be defaulted and the customer’s VOI terminated.  In that case, Bluegreen sends a final letter, typically at approximately 120 days delinquent, to notify the customer of the loan default and the termination of the customer’s beneficial interest in the VOI property.  Thereafter, Bluegreen seeks to resell the VOI to a new purchaser.  Historically, Bluegreen has typically not sought to collect a deficiency on defaulted notes.

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

See “Item 5 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the performance of Bluegreen’s notes receivable portfolio.

Sales of Receivables/Pledging of Receivables

Bluegreen’s ability to sell or borrow against its VOI notes receivable has historically been a critical factor in Bluegreen meeting its liquidity requirements.  The vacation ownership business generally involves making sales of a vacation product where a buyer is only required to pay a minimum of 10% to 20% of the purchase price up front, while at the same time selling and marketing expenses are primarily cash expenses exceeding the down payment amount.  For the year ended December 31, 2015, Bluegreen’s sales and marketing expenses were approximately 51% of its system-wide sales.  Accordingly, having facilities for the sale or hypothecation of these VOI notes receivables, along with periodic term securitization transactions, has been a critical factor for Bluegreen in meeting its short- and long-term cash needs.

Bluegreen’s VOI receivables purchase facilities and term securitizations typically utilize an owner’s trust structure whereby Bluegreen sells receivables to a wholly-owned, special purpose finance entity which then sells the receivables to an owner’s trust, typically without recourse to Bluegreen or its subsidiaries, except for breaches of certain representations and warranties at the time of sale.  While in limited instances Bluegreen has entered into guarantees in connection with its vacation ownership receivables purchase facilities or term securitizations, historically, Bluegreen has typically not entered into such guarantees.  These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase, and fundings under these facilities are typically subject to certain conditions precedent.  Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash.  The balance of the purchase price is deferred until such time as the purchaser of the VOI receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid and, if applicable, a specified overcollateralization ratio is achieved and a cash reserve account is fully funded.  Bluegreen’s VOI receivables purchase facilities typically include various conditions to purchase, covenants, triggering events and other provisions Bluegreen believes to be customary for these types of transactions.  Bluegreen has historically acted as servicer of, and in such capacity received a fee for servicing, the VOI receivables Bluegreen has sold under these purchase facilities.  See “Item 5 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about Bluegreen’s VOI receivables purchase facilities and term securitizations.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting the funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, terminating a membership in the Bluegreen Vacation Club in the event that defaults are not timely remedied, and performing other administrative duties.

Bluegreen receives mortgage servicing fees for servicing its securitized notes receivable which are included as a component of interest income.  Additionally, Bluegreen earns servicing fee income from third-party developers in connection with Bluegreen’s servicing of their loan portfolios under certain of Bluegreen’s fee-based services arrangements.

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

BBX Capital Segment

The BBX Capital segment consists of BBX Capital’s monetization and management of legacy assets (the assets retained by BBX Capital following the sale of BankAtlantic) and BBX Capital’s investments in real estate and real estate development and in operating businesses.  Legacy assets include loans, real estate and investments in unconsolidated real estate joint ventures.  The BBX Capital segment also includes its investment in Woodbridge.  In April 2013 BBX Capital acquired a 46% equity interest in Woodbridge. Woodbridge’s principal asset is its ownership of Bluegreen and its subsidiaries.  Bluegreen is a vacation ownership company with over 190,000 owners and over 60 owned or managed resorts.  BFC owns the remaining 54% of Woodbridge.

BBX Capital’s Business Strategy

Since the sale of BankAtlantic in July 2012, BBX Capital has been repositioning its business, monetizing its legacy portfolios of loans and real estate, and pursuing its goal of transitioning into a growth business by focusing on real estate opportunities and acquiring operating businesses.

The majority of BBX Capital’s assets do not generate income on a regular or predictable basis. Recognizing the nature of its assets, BBX Capital’s goal is to build long-term value.  BBX Capital does not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses. BBX Capital is seeking to manage its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  BBX Capital may also consider transactions involving its investments in operating businesses, including Renin and Sweet Holdings, and BBX Capital may in connection with its investment with BFC in Woodbridge pursue transactions involving Bluegreen, either directly or indirectly through a transaction involving Woodbridge, to monetize all or a portion of its investment in Woodbridge.  Such transactions may include pursuing a future sale or spin-off of a company or transactions involving other public or private issuances of a company’s debt or equity securities which might result in the ownership of less than 100% of the company.  BBX Capital is also engaged in land entitlement activities on certain properties that BBX Capital acquired through foreclosure and anticipates moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us all as potential cash investments in such projects.  BBX Capital is also pursuing potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  As a result of the substantial decline in real estate values during the recession, the majority of BBX Capital’s non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  BBX Capital believes there has been continued improvements generally in real estate markets and believes that the prior estimated fair values of the underlying collateral securing certain of its commercial real estate loans and its real estate carrying values may be below current market values.  Additionally, this recovery in the real estate market has favorably affected the financial condition of BBX Capital’s borrowers and BBX Capital is aggressively pursuing its borrowers and/or guarantors in order to maximize recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If BBX Capital is successful in its efforts, BBX Capital expects to recognize gains to the extent that the amounts it collects exceed the carrying value of its commercial loans and foreclosed real estate and expect these gains to be reflected in an increase in BBX Capital’s shareholders’ equity in the long term.  Due to the nature of these activities however, BBX Capital does not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly, BBX Capital expects its results of operations to vary significantly on a quarterly basis and BBX Capital may experience losses in subsequent periods.

Legacy Assets

Loans

On July 31, 2012, BBX Capital completed the sale of BankAtlantic to BB&T.  Prior to the closing of the BB&T Transaction, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”). BBX Capital retained through CAM, BBX Partners and FAR certain loans, tax certificates and foreclosed real estate and liabilities related to these retained assets which had been held by BankAtlantic. These retained loans were grouped in five loan segments as follows: residential loans, commercial real estate loans, consumer loans, small business loans and commercial non-mortgage loans.  CAM holds loans from the commercial real estate and the commercial non-mortgage loan segments.  BBX Partners holds loans from the commercial real estate segment and FAR holds loans from all five segments.

Residential - The majority of BBX Capital’s residential loans were originally acquired in the secondary markets and were originated by financial institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans were typically purchased in bulk and were generally non-conforming loans under agency guidelines due primarily to the size of the individual loans (“jumbo loans”). A portfolio of residential loans which were made primarily to “low to moderate income” borrowers in accordance with the Community Reinvestment Act were also retained but were sold during the year ended December 31, 2014.  BBX Capital’s residential loans serviced by independent servicers were classified as loans held-for-sale as of December 31, 2015.

Commercial Real Estate - Commercial real estate loans were originated in connection with the borrowers’ acquisition, development and construction of various types of properties including office buildings, retail shopping centers, residential construction and other non-residential properties.  Commercial real estate loans were also originated in connection with borrowers’ acquisition or refinance of existing income-producing properties. These loans were primarily secured by property located in Florida.

Commercial non-mortgage loans - These loans are generally business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the borrowers.

Consumer - Consumer loans consist primarily of loans to individuals originated through BankAtlantic’s retail network.  The majority of consumer loans are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower, substantially all of which are located in Florida.

Small Business - BankAtlantic originated small business loans to companies located primarily in markets within BankAtlantic’s branch network.  Small business loans were originated primarily on a secured basis and do not generally exceed $2.0 million individually. These loans were originated with maturities ranging generally from one to three years or due upon demand.  Lines of credit extended to small businesses are due upon demand.  Small business loans have either fixed or variable prime-based interest rates.

The composition of the legacy loans transferred to CAM, BBX Partners and FAR in the BB&T was (in thousands):

	As of December 31, 2015		As of December 31, 2014
	Unpaid		Unpaid
	Principal	Carrying	Principal	Carrying
Loans held-for-investment:	Balance	Amount	Balance	Amount
Loans receivable:
Commercial non-real estate	$12,985	11,250	3,061	1,326
Commercial real estate	23,188	16,294	40,270	24,189
Small business	5,890	4,054	-	-
Consumer	4,687	2,368	3,868	2,306
Residential	117	69	-	-
Total loans held-for-investment	$46,867	34,035	47,199	27,821

Loans held-for-sale	$34,342	21,354	56,887	35,423

Real Estate

BBX Capital’s real estate was generally acquired through foreclosure or contractual settlements with borrowers.  Real estate is classified into two categories: real estate held-for-sale or real estate held-for-investment.

Real estate held-for-sale - Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year.

Real estate held-for-investment - Real estate is classified as held-for-investment when the property is not available for immediate sale due to anticipated renovations and potential improvements in operating performance before sale, management pursuing joint venture opportunities, potential development, or management’s decision to retain the property in anticipation of appreciation in market value in subsequent periods.

The composition of the BBX reportable segment’s legacy real estate held-for-sale and held-for-investment was (in thousands):

	As of December 31,
	2015	2014
Real estate held-for-sale
Land	$25,994	33,505
Rental properties	17,162	1,748
Residential single-family	2,924	4,385
Other	258	2,095
Total real estate held-for-sale	$46,338	41,733

	As of December 31,
	2015	2014
Real estate held-for-investment
Land	$30,369	60,356
Rental properties	-	15,234
Other	921	962
Total real estate held-for-investment	$31,290	76,552

Investments in unconsolidated real estate joint ventures

BBX Capital had investments in the following real estate joint ventures as of December 31, 2015 and 2014 (in thousands):

	December 31,
Investment in unconsolidated real estate joint ventures	2015	2014
Altis at Kendall Square, LLC	$764	1,264
Altis at Lakeline - Austin Investors LLC	5,210	5,000
New Urban/BBX Development, LLC	864	996
Sunrise and Bayview Partners, LLC	1,577	1,723
Hialeah Communities, LLC	4,569	5,091
PGA Design Center Holdings, LLC	1,911	1,991
CCB Miramar, LLC	875	-
Centra Falls, LLC	727	-
The Addison on Millenia Investment, LLC	5,778	-
BBX/S Millenia Blvd Investments, LLC	4,905	-
Altis at Bonterra - Hialeah, LLC	15,782	-
Investments in unconsolidated real estate joint ventures	$42,962	16,065
Investment in consolidated real estate joint venture
Investment in consolidated joint venture JRG/BBX Development, LLC	$-	964

Altis at Kendall Square, LLC (“Kendell Commons”)

In March 2013, BBX Capital sold land to Altman Development (“Altman”), a third party real estate developer, for net proceeds of $8.0 million.  Altman is developing on that land a multifamily rental community comprised of 12 three-

story apartment buildings, one mixed-use building and one clubhouse totaling 321 apartment units.  BBX Capital has invested $1.3 million of cash in the project as one of a number of investors.  The twelve three-story apartment buildings, clubhouse and mixed-use building have been completed.  After all members (including BBX Capital) receive a preferred return of 10% and all contributed capital is returned, BBX Capital is entitled to receive 13% of venture distributions until a 15% internal rate of return has been attained. Thereafter, BBX Capital will be entitled to receive 9.75% of any venture distributions.

Altis at Lakeline – Austin Investor, LLC

In December 2014, BBX Capital invested $5.0 million as one of a number of investors in a planned multi-family development – Altis at Lakeline – being developed by Altman.  Located on an approximate 23 acre parcel in the northwest area of Austin, Texas, Altis at Lakeline is planned for 19, two and three story, residential apartment buildings with 354 apartment units, 38 enclosed garages, and a private resort style 5,500 square foot clubhouse.  Construction commenced in the first quarter of 2015 and the facility is anticipated to be substantially completed during the fourth quarter of 2016.  After all investors receive a preferred return of 9% and all contributed capital is returned, BBX Capital is entitled to receive 26.3% of venture distributions until an 18% internal rate of return has been attained and thereafter BBX Capital will be entitled to receive 18.8% of any venture distributions.

New Urban/BBX Development, LLC (“Village at Victoria Park”)

Village at Victoria Park consists of approximately 2 acres of vacant land previously owned by BBX Capital that is located near downtown Fort Lauderdale, Florida. In December 2013, BBX Capital invested in a joint venture  with New Urban Communities to develop the project as 30 single-family homes.  The project is a 50% - 50% joint venture with New Urban Communities serving as the developer and manager of the joint venture.  The project commenced construction and sales during the third quarter of 2014.   Closings are projected to begin during the first quarter of 2016.

Bayview (Sunrise and Bayview Partners, LLC)

In June 2014, BBX Capital invested in a joint venture with an affiliate of Procacci Development Corporation.  The joint venture acquired for $8.0 million approximately three acres of real estate located at Bayview Drive and Sunrise Boulevard in Fort Lauderdale, Florida.  The joint venture entity, Sunrise and Bayview Partners, LLC, is a 50% - 50% joint venture between BBX Capital and an affiliate of Procacci Development.  The property is currently improved with an approximate 84,000 square foot office building along with a convenience store and gas station, and located minutes from the Fort Lauderdale beaches and directly across from the Galleria at Ft. Lauderdale.  BBX Capital anticipates that the property will be redeveloped into a mixed-use project at some point in the future.

Hialeah Communities, LLC (Bonterra – CC Homes)

During the third quarter of 2014, BBX Capital invested in a joint venture agreement with CC Homes- a Codina-Carr Company, to develop homes in a portion of Bonterra Communities (formerly called the Hialeah Communities) in Hialeah, Florida.  As the developer and manager of the joint venture, CC Homes currently plans to build approximately 394 single-family homes.    BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, BBX Capital received its joint venture interest and $2.2 million of cash. Anticipated project profits resulting from the joint venture after receipt of aggregate capital contributions and the preferred return will be distributed to CC Homes and BBX Capital on a 55% and 45% basis, respectively.  Any necessary additional capital for the joint venture is required to be contributed by CC Homes and BBX Capital on a 43% and 57% basis, respectively. BBX Capital is a guarantor of 26.3% of the joint venture’s $31.0 million acquisition and development loan.  The project commenced land development activities in October 2015.

PGA Design Center Holdings, LLC

In December 2013, BBX Capital purchased for $6.1 million a commercial property in Palm Beach Gardens, Florida, with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. The property, which is located in a larger mixed use property now known as PGA Station (formerly PGA Place), was substantially vacant at the date of acquisition.  Subsequent to the acquisition of the property, BBX Capital entered into a joint venture with Stiles Development which acquired a 60% interest in the joint venture for $2.9 million in cash.  BBX Capital contributed the property (excluding certain residential development entitlements having an estimated value of $1.2 million) to the joint venture in exchange for $2.9 million in cash and the remaining 40% interest in the joint venture.  BBX Capital transferred the retained residential development entitlements to adjacent parcels owned by it in the PGA mixed use property now known as PGA Station (see below for a discussion of the other parcels owned by BBX Capital in PGA Station).  The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property.

CCB Miramar, LLC

In May 2015, BBX Capital invested in a joint venture with two separate unaffiliated developers relating to the acquisition of real estate in Miramar, Florida for the construction of single-family homes.  BBX Capital contributed $875,000 for an approximate 35% interest in the joint venture and one of the developers contributed to the joint venture a contract to purchase the real estate. The purchase of the real estate is subject to certain closing conditions, including receipt of all necessary entitlements and completion of due diligence by the joint venture.

Centra Falls, LLC

In August 2015, BBX Capital invested as one of a number of investors in a joint venture with an unaffiliated developer for the development and sale of 89 townhomes in Pembroke Pines, Florida.  BBX Capital contributed $750,000 and is entitled to receive 7.143% of the joint venture distributions until a 12% return on its investment has been attained. Thereafter, BBX Capital will be entitled to 3.175% of the joint venture distributions thereafter.  The project commenced construction and sales during the third quarter of 2015.  Closings are projected to begin in 2016.

The Addison on Millenia Investment, LLC

In December 2015, BBX Capital invested as one of a number of investors in a joint venture to develop 11.8 acres in the Gardens at Millenia site located in Orlando, Florida into nine retail apartment buildings containing approximately 292 units.  The joint venture intends to hold the property and operate the apartment project as an income producing business.   BBX Capital transferred property with an agreed upon value of $5.8 million and $0.3 million of cash for its initial joint venture contribution. BBX Capital is entitled to receive 48% of the joint venture distributions until it receives its aggregate capital contributions plus a 10% per annum return on capital.  Any distributions thereafter are shared based on its earnings with the managing member receiving an increasing percentage of distributions based on the joint venture’s internal rate of return.  Construction is expected to commence in the first quarter of 2016.

BBX/S Millenia Blvd Investments, LLC

In October 2015, BBX Capital and an unaffiliated developer invested in a joint venture to develop a retail center on the Gardens of Millenia site in Orlando, Florida.  The joint venture intends to obtain all necessary approvals, secure financing, construct all improvements, lease the premises and sell the property. BBX Capital transferred property with an agreed upon value of $7.0 million to the joint venture and received $0.7 million in cash and a 90% interest in the joint venture.  BBX Capital is entitled to receive 90% of joint venture distributions until it receives its aggregate capital contributions plus an 8% per annum return on capital.  Any distributions thereafter will be shared 54% to BBX Capital and 46% to the developer. Construction is expected to commence in the first quarter of 2016.

Altis at Bonterra – Hialeah, LLC

In December 2015, BBX Capital invested in a joint venture with Altman to develop approximately 314 apartment homes in a portion of Bonterra communities in Hialeah, Florida. BBX Capital transferred approximately 14 acres of land at an agreed upon value of approximately $9.4 million and cash of $7.5 million to the joint venture.  BBX Capital is entitled to receive 95% of the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter will be shared 85% by BBX Capital and 15% by Altman.  Construction is expected to commence in the first quarter of 2016.

JRG/BBX Development, LLC (“North Flagler”)

In October 2013, BBX Capital invested in a joint venture with JRG USA pursuant to which JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida and BBX Capital contributed $0.5 million of cash.  During 2015, the zoning district surrounding this property was changed to permit up to 15 stories in building height from 4 stories in building height.

BBX Capital also owned a 2.7 acre parcel located adjacent to the 4.5 acre parcel which was the subject of the contract held by the North Flagler joint venture with JRG USA.  The 2.7 acre parcel was acquired by BBX Capital through foreclosure.

In May 2015, the joint venture acquired the 4.5 acre parcel and sold the parcel to a third party developer for $20.0 million and BBX Capital sold the 2.7 acre parcel which had a carrying value of $3.2 million on the date of sale to the same developer for $11.0 million.  BBX Capital recognized an aggregate $15.5 million gain on the sale of both parcels

PGA Station

BBX Capital owns land located in the newly named PGA Station, in the city of Palm Beach Gardens, Florida, with carrying values aggregating $8.4 million as of December 31, 2015.  The property held by the PGA Design Center Holdings joint venture described above is adjacent to PGA Station.  BBX Capital believes this property presents a variety of development opportunities, some of which are currently in the planning stages and remain subject to receipt of government approvals.   BBX Capital is currently seeking governmental approvals for a 111 room limited-service suite hotel and approximately 190,000 square feet of office buildings on vacant tracts of land.

Operating Businesses

Renin

On October 30, 2013, a newly formed joint venture entity, Renin Holdings, LLC (“Renin”), owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp for approximately $12.8 million (“the Renin Transaction”).  Renin had $24 million of total assets as of October 30, 2013 and manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and two  manufacturing, assembly and distribution facilities in Canada, and the United States.

BBX Sweet Holdings

In December 2013, a wholly-owned subsidiary of BBX Capital, BBX Sweet Holdings, LLC, acquired Hoffman’s Chocolates (“Hoffman’s”).  Hoffman’s had total assets of $5.3 million as of the acquisition date and is a manufacturer of gourmet chocolates, with retail locations in South Florida.

Subsequent to January 2014, BBX Sweet Holdings acquired manufacturers in the chocolate and candy industries serving wholesalers such as boutique retailer, big box chains, department stores, national resort properties, corporate customers and private label brands.  The companies acquired were Williams and Bennett, Helen Grace Chocolates (“Helen Grace”), Jer’s Chocolates (“Jer’s”), Anastasia Confections (“Anastasia”) and Kencraft Confections, LLC (“Kencraft”).  The wholesale manufacturing companies acquired had aggregate total assets at acquisition of $9.8 million and total aggregate revenues during the year ended December 31, 2015 of $22.9 million.

Employees

Management believes that its relations with its employees are satisfactory. BFC currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

As of December 31, 2015, BFC and its subsidiaries had approximately 6,108 employees, with 28 employees at BFC and its wholly owned subsidiaries; 651 employees at BBX Capital and its subsidiaries; and 5,429 employees at Bluegreen, of which 521 employees were located at Bluegreen’s headquarters in Boca Raton, Florida, and 4,908 employees were located in regional field offices throughout the United States and Aruba.

Competition

Bluegreen

Bluegreen competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen does.  Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties.  Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Hotels Corporation, Starwood Hotels and Resorts Worldwide, Inc., Wyndham Worldwide Corporation and Diamond Resorts International. Bluegreen also competes with numerous other smaller owners and operators of vacation ownership resorts.  In Bluegreen’s fee-based services business, Bluegreen typically competes with Hilton Hotels Corporation and Wyndham Worldwide Corporation.  In addition to competing for sales leads, prospects and fee-based service clients, Bluegreen competes with other VOI developers for marketing, sales, and resort management personnel.

BBX Capital

The industries in which BBX Capital conducts business are very competitive and it faces substantial competition from real estate developers and building construction companies from private equity funds and hedge funds. BBX Capital competes with institutions and entities that are larger and have greater resources than the resources available to BBX Capital.  Four companies in the candy and confections industry currently account for approximately 71% of the industry’s revenues reflecting significant consolidation in the industry in which Sweet Holdings operates.  Renin operations include the manufacturing of wall décor, hardware, and fabricated glass.  Renin’s products are sold mainly to large retailers as well as to housing and building construction companies. The industry in which Renin operates experiences intense competition from foreign importers and producers.

Regulation

BFC and BBX Capital

As public companies, BFC and BBX Capital are subject to federal securities laws, including The Exchange Act.  In addition, the companies in which BFC and BBX Capital hold investments are subject to federal, state and local laws and regulations generally applicable to all of their businesses.

Bluegreen

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation.  Bluegreen is subject to various federal, state, local and foreign environmental, zoning, consumer protection and other laws, rules and regulations regarding the acquisition, marketing, and sale of real estate and VOIs and various aspects of Bluegreen’s financing operations.  On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce.  In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity.  In addition to the laws applicable to Bluegreen’s customer financing and other operations discussed below, Bluegreen is or may be subject to the Fair Housing Act and various other federal laws, rules and regulations.  Bluegreen is also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba and Blue Water Resort in Nassau, Bahamas as well as with respect to certain marketing efforts and operations in Canada.  In addition, in the future, VOIs may be deemed to be securities subject to regulation as such, which could have a material adverse effect on Bluegreen.  The cost of complying with applicable laws and regulations may be significant and Bluegreen may not maintain compliance at all times with all applicable laws, including those discussed below.  Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on Bluegreen.

Bluegreen’s vacation ownership resorts are subject to various regulatory requirements, including state and local approvals.  The laws of most states require Bluegreen to file a detailed offering statement describing Bluegreen’s business and all material aspects of the project and sale of VOIs with a designated state authority.  In addition, when required by state law, Bluegreen provides its VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the resort, the surrounding vicinity, and the purchaser’s rights and obligations as a VOI owner.  Laws in each state where Bluegreen sells VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by Bluegreen.  Most states have other laws that regulate Bluegreen’s activities, including real estate licensure requirements; sellers of travel licensure requirements; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and labor laws.

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

Bluegreen’s marketing, sales and customer financing activities are also subject to extensive regulation, which can include, but is not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; the Dodd–Frank Wall Street Reform and Consumer Protection Act; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws. The Dodd-Frank Act contains significant changes to the regulation of financial institutions, and related entities, including the creation of new federal regulatory agencies, and the granting of additional authorities and responsibilities to existing regulatory agencies to identify and address emerging systemic risks posed by the activities of financial services firms.  The Consumer Financial Protection Bureau (“CFPB”) is one such regulatory agency created pursuant to the Dodd-Frank Act.  The CFPB’s mandate is to protect consumers by carrying out federal consumer financial laws and to publish rules and forms that facilitate understanding of the financial implications of the transactions consumers enter into.  Consistent with this mission, the CFPB amended Regulations X and Z to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property.  The practical impact upon Bluegreen was the requirement to use a new Integrated Mortgage Disclosure Statement in lieu of the separate Good Faith Estimate and Closing Statement.  While this rule has been complied with by Bluegreen, the rule-making process under the Dodd-Frank Act is still underway, and no assurance can be given that Bluegreen’ will comply with this act or other applicable laws or that compliance with this rule or the promulgation of additional new standards by the CFPB will not have an adverse impact on Bluegreen.  In addition, Bluegreen’s term securitization transactions must comply with certain requirements of the Dodd-Frank Act, including the risk retention rules.

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

During the year ended December 31, 2015, approximately 8% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained through internal and third-party vendors’ outbound telemarketing efforts.  Bluegreen attempts to monitor the actions and compliance of these third parties, but there are risks associated with Bluegreen’s and such third parties’ telemarketing efforts.  In recent years, state regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws.  In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation.  These measures have significantly increased the costs associated with telemarketing.  While Bluegreen continues to be subject to telemarketing risks and potential liability, Bluegreen believes that its exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be mitigated to some extent by the use of “permission marketing,” whereby Bluegreen obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws.  Bluegreen has also implemented policies and procedures which Bluegreen believes will help reduce the possibility that individuals who have requested to be placed on its internal company do not call list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

To date, no material fines or penalties have been imposed on Bluegreen as a result of its telemarketing operations.  However, from time to time, Bluegreen has been the subject of proceedings for violation of the “do not call” laws and for violation of state laws applicable to the marketing and sale of VOIs.  Bluegreen may not be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or successfully develop alternative sources of identifying and marketing to prospective purchasers of Bluegreen’s VOI products at acceptable costs.  In addition, Bluegreen may face significant non-compliance issues or additional costs of compliance, which may adversely impact Bluegreen’s results and operations in the future.

See also “Item 1A – Risk Factors” for a description of risks with respect to regulatory compliance and “Item 3 – Legal Proceedings” for a description of pending regulatory actions.

ITEM 1A. RISK FACTORS

BFC Financial Corporation Risks

BFC and its subsidiaries are subject to various risks and uncertainties relating to or arising out of the nature of their businesses, operations and investments, and general business, economic, financing, legal, regulatory, and other factors and conditions. New risk factors emerge from time to time and it is not possible for management to either predict all risk factors or assess the impact of any factor, or combination of factors, on BFC or its subsidiaries, including with respect to their operations, results and financial condition.

BFC has in the past incurred cash flow deficits at its parent company level and will rely on dividends from its subsidiaries in the future.

BFC is engaged in making investments in operating businesses. Historically, BFC, at its parent company level, has not had revenue generating operating activities and has incurred cash flow deficits. BFC has financed operating cash flow deficits, and its operations and investments with available working capital, issuances of equity or debt securities, dividends from its subsidiaries and borrowings. As of December 31, 2015, BFC has $10.0 million available under the Loan and Security Agreement entered into during July 2015 which allows for borrowings by the company of up to $10 million on a revolving basis.  In addition, the payment of dividends by BBX Capital requires the declaration of such dividend by BBX Capital's board of directors; a majority of whom are independent under the listing standards of the -NYSE and, accordingly, such decision is not in BFC's control. Further, declaration of dividends by Bluegreen to Woodbridge are subject to the approval of Bluegreen’s Board of Directors and certain of Bluegreen's credit facilities contain terms which may limit the payment of cash dividends without the lender's consent or waiver. Decisions with respect to dividends by BBX Capital and Bluegreen are generally based on, among other things, the applicable company's operating results, financial condition, cash flow, and liquidity needs. BFC relies on dividends from Woodbridge in order to fund its current and future operations and investments; however, dividends by Woodbridge are dependent on the receipt of dividends from Bluegreen and are subject to the approval of the boards of directors of both BFC and BBX Capital.  Dividends from Woodbridge may not be paid to BFC to the extent or when anticipated or at all.

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

BBX Capital's real estate related operations, activities and investments are concentrated in Florida.  Adverse economic conditions, natural disasters, including tropical storms and hurricanes, which are a permanent risk in Florida, or adverse changes in laws or regulations applicable to BFC or the companies in which BFC holds investments have in the past adversely impacted and may in the future adversely impact BFC's operating results and financial condition.

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

Further, BFC and its subsidiaries have in the past and may in the future incur significant amounts of debt. Such indebtedness could have several important effects, including, without limitation, that BFC or its subsidiaries, as applicable, may be required to use available cash for the payment of principal and interest due on its debt, that outstanding indebtedness and leverage will impact the liquidity of BFC or its subsidiaries, as applicable, and that outstanding indebtedness will increase the impact which negative changes in general economic and industry conditions may have on BFC or its subsidiaries.

BFC faces risks and uncertainties with respect to any acquisitions which it or its subsidiaries pursue in the future and there is no assurance that its investments will generate income or that BFC will exit any of its investments for a profit.

BFC has in the past focused and continues to focus on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole. However, BFC may also seek to make opportunistic investments outside of its existing portfolio, including investments in real estate based opportunities and middle market operating businesses. While BFC will seek investments and acquisitions primarily in companies that it believes will provide opportunities for growth, BFC may not be successful in identifying these opportunities. Investments or acquisitions that BFC does make may not prove to be successful or even if successful may not generate income, or may generate income on an irregular basis or over a long time period, which would cause BFC's results of operations to vary significantly on a quarterly basis and from year to year. Acquisitions may expose BFC to additional risks and may have a material adverse effect on its results of operations. Any acquisition made may fail to accomplish the strategic objectives hoped or otherwise not perform as expected or adversely impact BFC's financial condition or operating results. In addition, BFC from time to time may consider transactions involving the sale of its subsidiaries or investments or other transactions which would result in a decrease in BFC’s ownership interest in its subsidiaries, and there is no assurance that any such transactions, if pursued and consummated will generate a profit or otherwise be advantageous to BFC. Acquisitions and investments will also expose BFC, or increase BFC’s exposure in the case of acquisitions of or additional investments in its portfolio companies, to the risks of any business acquired or invested in.

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

Substantial sales of BFC’s Class A Common Stock or Class B Common Stock, including sales of shares by controlling shareholders and management, or shares issued in connection with any investments or acquisition that BFC makes in the future, could adversely affect the market prices of such securities. Management has in the past and may in the future enter into Rule 10b5-1 plans pursuant to which a significant number of shares are sold into the open market.

Alan B. Levan and John E. Abdo's control position may adversely affect the market price of BFC's Class A Common Stock and Class B Common Stock.

Alan B. Levan, the former Chairman and Chief Executive Officer of BFC, and John E. Abdo, the current Vice Chairman of BFC, and their respective affiliates currently collectively beneficially own shares of BFC's Class A Common Stock and Class B Common Stock representing approximately 63% of the general voting power and approximately 24% of the total outstanding common stock of BFC. These shares consist of 11,291,413 shares, or approximately 15%, of BFC's Class A Common Stock and 10,416,386 shares, or approximately 76%, of  BFC's Class B Common Stock. In addition, each has been granted restricted securities which vest over time.  Messrs. Levan and Abdo are parties to an agreement pursuant to which Mr. Levan has agreed to vote his shares of BFC's Class B Common Stock in favor of the election of Mr. Abdo to BFC's board of directors for so long as he is willing and able to serve as a BFC director. Additionally, Mr. Abdo has agreed to vote the shares of BFC's Class B Common Stock he owns in the same manner that Mr.

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

BFC's ability to successfully implement its business strategy will depend on its ability to attract and retain experienced and knowledgeable management and other professional staff. BFC may not be successful in attracting and retaining key management personnel. Our business operations could be adversely affected if we are unable to retain and motivate our existing employees and attract new employees as needed. In addition, as described in further detail in “Item 3 – Legal Proceedings”, the jury in the SEC action against BBX Capital and Alan B. Levan found that BBX Capital and Alan B. Levan committed violations of federal securities laws, which included a two year bar on Mr. Levan serving as an officer or director of a public company. While BBX Capital and Mr. Levan appealed the adverse judgment to the Eleventh Circuit Court of Appeals, the results of appellate review are uncertain, and BFC, BBX Capital and their subsidiaries may be adversely impacted by the loss of services of Mr. Alan Levan as BFC’s and BBX Capital’s Chairman and Chief Executive Officer.   Mr. Alan Levan resigned as BFC’s and BBX Capital’s Chairman and Chief Executive Officer on December 23, 2015.  Jarett Levan, a director and Executive Vice President of BFC and a director and President of BBX Capital has been appointed acting Chairman and Chief Executive Officer of BFC and BBX Capital.  In addition, John E. Abdo, continues to serve as Vice Chairman of BFC and BBX Capital.

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

In addition, BFC currently has in place a shareholder rights plan which is designed to preserve certain tax benefits available to BFC. However, because the rights plan provides a deterrent to investors from acquiring a 5% or greater ownership aggregate interest in BFC's Class A Common Stock and Class B Common Stock, it may have an anti-takeover effect.

BBX Capital's Restated Articles of Incorporation and Amended Restated Bylaws contain similar provisions as those described above. BBX Capital also has a shareholder rights plan similar to BFC’s with respect to the acquisition of more than 5% of BBX Capital’s Class A Common Stock. See "Risks Related to BBX Capital.”

Dividends and distributions from BFC’s subsidiaries to their respective parent companies may be subject to claims in the future from creditors of the subsidiary.

Subsidiaries have in the past and may in the future make dividends or distributions to their parent companies. During 2014 and 2015, Bluegreen paid dividends totaling $71.5 million and $54.4 million, respectively, to its parent company, Woodbridge, and Woodbridge paid dividends totaling $37.3 million and $28.0 million, respectively, to BFC and $31.8 million and $23.8 million, respectively, to BBX Capital.  Dividend payments and other distributions by a subsidiary to its parent company may, in certain circumstances, be subject to claims made by creditors of the subsidiary which made the payment or distribution. Any such claim, if successful, may have a material adverse impact on the financial condition of the parent company against which the claim was brought.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse effect on BFC’s financial position and operating results.

The consolidated financial statements included in the periodic reports BFC files with the SEC, including this Annual Report on Form 10-K, are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the future value of goodwill and other intangible assets pursuant to applicable accounting guidance. BFC bases its estimates on historical experience and on various other assumptions that BFC believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, estimates, judgments and assumptions are subject to change in the future, and BFC's estimates, judgments and assumptions may prove to be incorrect and BFC's actual results may differ from these estimates under different assumptions or conditions. If any estimates, judgments or assumptions change in the future, or BFC's actual results differ from BFC's estimates or assumptions, BFC may be required to record additional expenses or impairment charges, which would be recorded as a charge against its earnings and could have a material adverse impact on its financial condition and operating results.

BFC’s investment in BBX Capital is subject to equity pricing risks.

BBX Capital's Class A Common Stock is currently listed for trading on the NYSE. Because BBX Capital is consolidated in BFC's financial statements, the decline in the market price of BBX Capital's Class A Common Stock would not impact BFC's consolidated financial statements. However, the market price of BFC's Class A Common Stock and Class B Common Stock, which is important to its valuation and ability to obtain equity or debt financing, would likely be adversely affected by a decline in the market price of BBX Capital's Class A Common Stock. The market price of BBX Capital's Class A Common Stock is subject to a number of factors, many of which may be beyond the control of BBX Capital, including general economic trends and conditions. In addition, BFC's control position with respect to BBX Capital may have an adverse effect on the market price of BBX Capital's Class A Common Stock.

Certain members of BFC’s board of directors and certain of BFC's executive officers are also directors and executive officers of BBX Capital and directors of Bluegreen.

Jarett S. Levan, Acting Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, BFC's Vice Chairman, are also directors and executive officers of BBX Capital. Mr. Abdo is also Chairman of Bluegreen.    Further, Seth M. Wise, an executive officer and director of the Company, and Raymond S. Lopez, an executive officer of the Company, are each executive officers of BBX Capital. The Company and BBX Capital own 54% and 46%, respectively, of the outstanding equity interests in Woodbridge, which is the sole shareholder of Bluegreen.  None of BFC ‘s executive officers is obligated to allocate a specific amount of time to the management of BFC, and they may devote more time and attention to the operations of BFC's affiliates than they devote directly to BFC's operations.

Pending legal proceedings and the impact of any finding of liability or damages could adversely impact BFC and its financial condition and operating results.

BFC and its subsidiaries are subject to the pending legal proceedings described in "Item 3 - Legal Proceedings," as well as proceedings that may arise from time to time.  The impact of any funding of liability or damages could adversely impact BFC and its financial condition and operating results.

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

Information technology failures and data security breaches could harm our business.

The Company relies on information technology (IT) systems, including Internet sites, data hosting facilities and other hardware and platforms, some of which are hosted by third parties. These IT systems, like those of most companies, may be vulnerable to a variety of interruptions, including, but not limited to, natural disasters, telecommunications failures, hackers, and other security issues. Moreover, the Company’s computer systems, like those of most companies, may become subject to computer viruses or other malicious codes, and to cyber or phishing-attacks. Although administrative and technical controls have been implemented which attempt to minimize the risk of cyber incidents, computer intrusion efforts are becoming increasingly sophisticated, and any enhanced controls installed might be breached. If the IT systems cease to function properly, the Company could suffer interruptions in its operations. If the cyber-security is breached, unauthorized persons may gain access to the proprietary or confidential information of BFC and its subsidiaries, including information about borrowers, employees or investments. This could require the Company to incur significant costs to comply with legally required protocols and to repair or restore the security of its systems

Risks Related to Bluegreen

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

Bluegreen’s business and operations, including its ability to market VOIs, are subject to risks related to general economic conditions and the availability of financing.

Bluegreen’s business is subject to risks related to general economic and industry conditions and trends.   Bluegreen’s results, operations and financial condition may be adversely affected by unfavorable general economic and industry conditions, such as high unemployment rates and job insecurity, declines in discretionary spending, declines in real estate values and the occurrence of geopolitical conflicts  including if these or other factors adversely impact the availability of financing for Bluegreen or Bluegreen’s customers or the ability of Bluegreen’s customers’ to otherwise pay amounts owed under notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel, demographic and vacation patterns, changes in governmental regulation of the industry, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on Bluegreen’s business. In addition, Bluegreen's operations and results may be negatively impacted if Bluegreen is unable to update its business strategy over time and from time to time in response to changing economic and industry conditions.

The vacation ownership and hospitality industries are highly competitive, and Bluegreen may not be able to compete successfully.

Bluegreen competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen.  Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell time-share units or VOIs in resort properties.  Bluegreen also competes with numerous smaller owners and operators of vacation ownership resorts.  Bluegreen's ability to remain competitive and to attract and retain customers depends on its customers' satisfaction with its products and services as well as on distinguishing the quality, value, and efficiency of its products and services from those offered by its competitors.  Customer dissatisfaction with experiences at its resorts or otherwise as a member of the Bluegreen Vacation Club, including due to an inability to use points for desired stays, could result in negative publicity and/or a decrease in sales, or otherwise adversely impact Bluegreen's ability to successfully compete in the vacation ownership and hospitality industries.  Bluegreen may not be able to timely and sufficiently identify and remediate the cause of customer dissatisfaction.  Any of these events could materially and adversely impact Bluegreen's operating results and financial condition.

Bluegreen would suffer substantial losses and Bluegreen’s liquidity position could be adversely impacted if the customers to whom Bluegreen provides financing default on their obligations.

Prior to December 15, 2008, Bluegreen did not perform credit checks on the purchasers of its VOIs in connection with Bluegreen’s financing of their purchases.  Effective December 15, 2008, Bluegreen implemented a FICO® score-based credit underwriting program.  Bluegreen enhanced this credit underwriting program starting in January 2010.  While Bluegreen’s loan portfolio originated after December 15, 2008 has to date experienced defaults at a lower rate than loans originated prior to that date, Bluegreen’s FICO® score-based underwriting standards may not continue to result in decreased default rates or otherwise result in the improved performance of Bluegreen’s notes receivable.  Adverse conditions in the mortgage industry, including credit availability, borrowers’ financial profiles, prepayment rates and other factors, including those outside Bluegreen’s control, may increase the default rates Bluegreen experiences or otherwise negatively impact the performance of its notes receivable.  Although in many cases Bluegreen may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit Bluegreen’s ability to recover personal judgments against customers who have defaulted on their loans or Bluegreen may determine that the cost of doing so may not be justified.  Historically, Bluegreen has generally not pursued such recourse against its customers.  In the case of Bluegreen’s notes receivable secured by VOIs, if Bluegreen is unable to collect the defaulted amount due, Bluegreen traditionally has terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI.  Irrespective of Bluegreen’s remedy in the event of a default,

Bluegreen cannot recover the marketing, selling and administrative costs associated with the original sale and such costs generally exceed the cash received by Bluegreen from the buyer at the time of the sale.  In addition, Bluegreen will need to incur such costs again in order to resell the VOI.  If default rates for Bluegreen’s borrowers remain at current levels or increase, Bluegreen may be required to increase its provision for credit losses.  In addition, it may cause buyers of, or lenders whose loans are secured by, Bluegreen’s VOI notes receivable to reduce the amount of availability or advance rates under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities.  In such an event, the cost of financing may increase and Bluegreen may not be able to secure replacement or alternative financing on terms acceptable to Bluegreen, if at all, which would adversely affect Bluegreen’s earnings, financial position and liquidity.

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

While Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that Bluegreen’s business and profitability will not be impacted by its ability to obtain financing, which may not be available on favorable terms, or at all.

In connection with sales of VOIs, Bluegreen may offer financing to the purchaser of up to 90% of the purchase price of the VOI.  However, Bluegreen incurs selling, marketing and administrative cash expenditures prior to and concurrent with the sale.  These costs generally exceed the down payment Bluegreen receives at the time of the sale.  Accordingly, Bluegreen’s ability to borrow against or sell its notes receivable has historically been a critical factor in Bluegreen’s continued liquidity, and Bluegreen therefore has depended on funds from its credit facilities and securitization transactions to finance its operations.  If Bluegreen’s pledged receivables facilities terminate or expire and Bluegreen is unable to extend them or replace them with comparable facilities, or if Bluegreen is unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, Bluegreen’s liquidity, cash flow and profitability would be materially and adversely affected.  Credit market disruptions have in the past adversely impacted the willingness of banks and other finance companies to provide “warehouse” lines of credit for VOI receivables and resulted from time to time in the term securitization market being unavailable.  Future credit market disruptions may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and more costly.

In addition, financing for real estate acquisition and development and the capital markets for corporate debt is cyclical.  In response to changing conditions, during 2008, Bluegreen adopted initiatives, which included limiting sales and encouraging higher down payments on sales, in an attempt to conserve cash.  Bluegreen also increased its focus on expanding its fee-based service business.  However, there is no assurance that these initiatives will enhance Bluegreen’s financial position or otherwise be successful in the long term.

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

Bluegreen’s ability to service or refinance its indebtedness or to obtain additional financing (including its ability to consummate future term securitizations) depends on the credit markets and on Bluegreen’s future performance, which is subject to a number of factors, including the success of Bluegreen’s business, Bluegreen’s results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions, the performance of Bluegreen’s receivables portfolio, and perceptions about the vacation ownership and real estate industries. Further, reputational and other risks to both the lender and to Bluegreen associated with the

2007 bankruptcy of Levitt and Sons, LLC, a former wholly owned homebuilding subsidiary of Woodbridge, and the adverse jury verdict in the litigation brought by the SEC against BBX Capital and its former Chairman, Alan B. Levan, who was also Chairman of Bluegreen until December 2015 may be considered by lenders in connection with both making and renewing extensions of credit.

As of December 31, 2015, Bluegreen had $31.2 million of indebtedness scheduled to become due during 2016.  Historically, much of Bluegreen’s debt has been renewed or refinanced in the ordinary course of business.  However, there is no assurance that Bluegreen will in the future be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance all or any portion of its outstanding debt.  Any of these occurrences may have a material adverse impact on Bluegreen’s liquidity and financial condition.

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

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase.  If interest rates increased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be an annual increase of $2.8 million, based on December 31, 2015 balances.

The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria.  In December 2015, Standard & Poor’s Rating Services affirmed Bluegreen’s ‘B+’ credit rating.  Bluegreen’s corporate credit rating is also based, in part, on rating agencies’ speculation about Bluegreen’s potential future debt and dividend levels.  If rating agencies were to downgrade Bluegreen’s corporate credit ratings, Bluegreen’s ability to raise funds on favorable terms, or at all, and Bluegreen’s liquidity, financial condition and results of operations could be adversely impacted.  In addition, if rating agencies downgraded their original ratings on certain bond classes in Bluegreen’s securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and Bluegreen’s ability to sell future bonds on favorable terms or at all.  While Bluegreen is not currently aware of any reasonably likely downgrades to its corporate credit rating or the ratings of bond classes in its securitizations, such ratings changes can occur without advance notice.

Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently and Bluegreen’s marketing expenses may increase.

Bluegreen competes for customers with hotel and resort properties and other vacation ownership resorts.  The identification of sales prospects and leads, and the marketing of Bluegreen’s products and services to them are essential to Bluegreen’s success.  Bluegreen incurs expenses associated with marketing programs in advance of the closing of sales.  If Bluegreen’s lead identification and marketing efforts do not yield enough leads or Bluegreen is unable to successfully convert sales leads to sales, Bluegreen may be unable to recover the expense of its marketing programs and systems and its business, operating results and financial condition would be adversely affected.  In addition, Bluegreen is currently focusing and has increased its marketing efforts on selling to new customers, which typically involves a relatively higher marketing cost compared to sales to existing owners and therefore has increased and is expected to continue to increase Bluegreen’s sales and marketing expenses.  If Bluegreen is not successful in offsetting the cost increase with greater sales revenue, Bluegreen’s operating results and financial condition would be adversely impacted.  In addition, Bluegreen's marketing efforts are subject to the risk of changing consumer behavior.  Changes in consumer behavior may adversely impact the effectiveness of marketing efforts and strategies which Bluegreen has in place and Bluegreen may not be able to timely and effectively respond to such changes.

Bluegreen generates a significant portion of its new sales prospects and leads through its arrangements with various third parties, including Bass Pro and Choice Hotels.  If these arrangements do not generate a sufficient number of leads or if these arrangements are terminated or limited and not replaced by other sources of sales prospects and leads, Bluegreen may not be able to successfully market and sell its products and services to new customers at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with its marketing efforts.  This would adversely impact Bluegreen’s operating results and financial condition.

Bluegreen may not be successful in maintaining or expanding its capital-light business relationships, or its capital-light activities, including fee based sales and marketing arrangements, just-in-time VOI arrangements, and Secondary Market Sales activities, and such activities may not be profitable, which may have an adverse impact on Bluegreen’s results of operations and financial condition.

In 2009, Bluegreen began offering fee-based marketing, sales, resort management and other services to third-party developers.  Since that time, Bluegreen has continued to expand its capital-light business strategy, which Bluegreen believes enables it to leverage its expertise in sales and marketing, resort management, mortgage servicing, construction management and title services.  Bluegreen currently intends for its capital-light business activities to become an increasing portion of its business over time as such activities generally produce positive cash flow and typically require less capital investment than Bluegreen’s traditional vacation ownership business.  Bluegreen has attempted to structure these activities to cover its costs and generate a profit.  Sales of third party developers' VOIs must generate sufficient cash to comply with the terms of the developers' financing obligations as well as to pay the fees or commissions due Bluegreen.  The third party developers may not be able to obtain or maintain financing necessary to meet the developer’s requirements, which could impact Bluegreen's ability to sell the developers' inventory.  While Bluegreen could attempt to utilize other arrangements, including just-in-time arrangements, where Bluegreen would utilize its receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to Bluegreen.  Bluegreen commenced its capital-light activities largely during the recession in response to poor economic conditions and Bluegreen’s fee-based and other capital-light business activities in the future may be adversely impacted by changes in economic conditions.  While Bluegreen performs fee-based sales and marketing services, Bluegreen sells VOIs in a resort developed by a third party as an interest in the Bluegreen Vacation Club.  This subjects Bluegreen to a number of risks typically associated with selling products developed by others under its own brand name, including litigation risks.  Additionally, demand for the third party resorts may be below Bluegreen’s expectations.

Bluegreen also sells VOI inventory through Secondary Market arrangements which require low levels of capital deployment.  In connection with Secondary Market Sales, Bluegreen acquires VOI inventory from its resorts’ POAs on a non-committed basis in close proximity to the timing of when Bluegreen intends to sell such VOIs.  VOIs purchased from POAs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a discount.  While Bluegreen intends to increase its Secondary Market Sales efforts in the future, Bluegreen may not be successful in doing so, and these efforts may not result in Bluegreen achieving anticipated results.  Further Bluegreen’s Secondary Market Sale activities may subject Bluegreen to negative publicity, which could adversely impact Bluegreen’s reputation and business.

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if Bluegreen’s customers are not satisfied with the networks in which Bluegreen participates or Bluegreen’s strategic alliances.

Bluegreen believes that its participation in exchange networks and other strategic alliances and its Traveler Plus™ program make ownership of Bluegreen VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at Bluegreen’s resorts.  A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at over 4,500 participating resorts, based upon availability and the payment of a variable exchange fee.  During 2015, approximately 9% of Bluegreen owners utilized the RCI exchange network for an exchange of two or more nights.  Bluegreen also has a strategic arrangement with Choice Hotels pursuant to which, subject to payments and conditions, certain of Bluegreen’s resorts have been branded as part of Choice Hotels’ Ascend Resort Collection® and Ascend Hotel Collection®.  In

addition, Bluegreen’s Traveler Plus™ members have the ability to convert their Bluegreen Vacation Club points into Choice Privileges® points which can be used for stays at participating Choice Hotels or may convert their Bluegreen Vacation Club points to stay at Ascend Collection® hotels.  In addition, all Bluegreen Vacation Club members may convert their Bluegreen Vacation Club points for Choice Privileges® points for a fee.  Bluegreen Vacation Club members, for an additional annual fee, may also participate in the Bluegreen Traveler Plus™ program which allows them to use their points for a variety of hotel stays, RV site stays within the “Coast to Coast" network, or various cruise vacations.  Also, for a nominal fee, Bluegreen Vacation Club owners who purchased or upgraded their VOI since July 1, 2007 and participate in the Bluegreen Traveler Plus™ program have the ability to use their vacation points to reserve accommodations in 42 additional resort locations through Direct Exchange.  Bluegreen may not be able to or desire to continue to participate in the RCI or Direct Exchange networks in the future.  In addition, these networks and Bluegreen’s Traveler Plus™ program may not continue to operate effectively, and Bluegreen’s customers may not be satisfied with them.  Further, Bluegreen’s relationship with Choice Hotels may not be well received by Bluegreen’s customers or otherwise result in the benefits Bluegreen expects to derive from the relationship.  In addition, Bluegreen may not be successful in identifying or entering into new strategic relationships in the future.  If any of these events should occur, Bluegreen’s results of operations and financial condition may be materially and adversely impacted.

The resale market for VOIs could adversely affect Bluegreen’s business.

Based on Bluegreen’s experience at its resorts and at resorts owned by third parties, Bluegreen believes that resales of VOIs in the secondary market generally are made at net sales prices below the original customer purchase prices.  The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs.  Accordingly, the initial purchase of a VOI may be less attractive to prospective buyers and Bluegreen competes with buyers who seek to resell their VOIs.  While VOI resale clearing houses or brokers currently do not have a material impact on Bluegreen’s business, the availability of resale VOIs at lower prices, particularly if an organized and liquid secondary market develops, could adversely affect Bluegreen’s level of sales and sales prices, which in turn would adversely affect Bluegreen’s results of operations.

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

Deterioration in general economic conditions or in the real estate market would have a material adverse effect on Bluegreen’s business.

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

In the ordinary course of business, Bluegreen is subject to litigation and other, legal and regulatory proceedings, which result in significant expenses and devotion of time.  In addition, litigation is inherently uncertain and adverse outcomes in the litigation and other proceedings to which Bluegreen is subject could adversely affect its financial condition and operating results.

Bluegreen engages third-party contractors to construct its resorts.  Bluegreen also historically engaged third-party contractors to develop the communities within its former Bluegreen Communities business.  However, Bluegreen’s customers may assert claims against Bluegreen for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities.  In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future.  Bluegreen could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable.  In addition, liabilities related to Bluegreen Communities that were not assumed by Southstar Development Partners, Inc. (“Southstar”) in connection with its purchase of substantially all of the assets which comprised Bluegreen Communities on May 4, 2012, including those relating to Bluegreen Communities’ operations prior to the closing of the transaction, remain Bluegreen’s responsibility.

See “Item 3 - Legal Proceedings” for a description of currently pending legal matters with respect to Bluegreen.  Costs associated with litigation, including claims for development-related defects, and the outcomes thereof could adversely affect Bluegreen’s liquidity, financial condition and operating results.

Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations.  In addition, results of audits of Bluegreen’s tax returns or those of Bluegreen’s subsidiaries may have a material adverse impact on Bluegreen’s financial condition.

The federal government and the states and local jurisdictions in which Bluegreen operates have enacted extensive regulations that affect the manner in which Bluegreen markets and sells VOIs and conducts its other business operations.  In addition, many states have adopted specific laws and regulations regarding the sale of VOIs.  Many states, including Florida and South Carolina, where certain of Bluegreen’s resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Time Sharing Transaction Procedures Act.  Most states also have other laws that are applicable to Bluegreen’s activities, such as timeshare project registration laws, real estate licensure laws, mortgage licensure laws, sellers of travel licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and consumer credit laws.  Bluegreen's management of, and dealings with, POAs, including Bluegreen's purchase of defaulted inventory from POAs in connection with its Secondary Market Sales, is also subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making, and the imposition of maintenance assessments.

Bluegreen currently is authorized to market and sell VOIs in all locations at which its marketing and sales are conducted.  If Bluegreen’s agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew Bluegreen’s licenses, render Bluegreen’s sales contracts void or voidable, or impose fines on Bluegreen based on past activities.

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

In addition, the federal government and the states and local jurisdictions in which Bluegreen conducts business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “Do Not Call” list, and the making of marketing and related calls to cell phone users, a significant development in light of cell phone usage rapidly becoming the primary method of communication.  The regulations have impacted Bluegreen’s marketing of VOIs, and Bluegreen has taken steps to ensure compliance with these new regulations.  However, these steps have increased and are expected to continue to increase Bluegreen’s marketing costs.  Bluegreen cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on Bluegreen’s marketing strategies and results.  Further, from time to time, complaints are filed against Bluegreen by individuals claiming that they received calls in violation of applicable regulations.

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

From time to time, consumers file complaints against Bluegreen in the ordinary course of Bluegreen’s business.  Bluegreen could be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding its activities.  Bluegreen may not remain in compliance with all applicable federal, state and local laws and regulations, and violations of applicable laws may have adverse implications on Bluegreen, including negative public relations, potential litigation and regulatory sanctions.  The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on Bluegreen’s results of operations or financial position.

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

A failure to maintain the integrity of internal or customer data could result in damage to Bluegreen's reputation and subject Bluegreen to costs, fines, or lawsuits.

Bluegreen's operations and activities require the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of Bluegreen's customers and employees.  The integrity and protection of that customer, employee and company data is critical to Bluegreen.  If that data is inaccurate or incomplete, Bluegreen could make faulty decisions.  Bluegreen's customers and employees also have a high expectation that Bluegreen will adequately protect their personal information.  The information, security and privacy requirements imposed by governmental regulation are increasingly demanding.  Bluegreen's systems may not be able to satisfy these changing requirements and employee and customer expectations, or may require significant additional investments or time in order to do so.  Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data all threaten Bluegreen's information systems and records.  Bluegreen's reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years.  A significant theft, loss, or fraudulent use of customer, employee, or company data could adversely impact Bluegreen's reputation and could result in remedial and other expenses, fines, or litigation and could have a material adverse impact on Bluegreen’s results of operations and financial condition.

Bluegreen’s technology requires updating and the failure to keep pace with developments in technology could impair Bluegreen's operations or competitive position.

The vacation ownership and hospitality industries require the utilization of technology and systems, including technology utilized for sales and marketing, mortgage servicing, property management, brand assurance and compliance, and reservation systems.  This technology requires continuous updating and refinements, including technology required to remain competitive and to comply with the legal requirements such as privacy regulations and requirements established by third parties.  Bluegreen intends to update its information technology platform, which has required, and is likely to continue to require, significant capital expenditures.  Older systems which have not yet been updated may increase the risk of operational inefficiencies, financial loss and non-compliance with applicable legal and regulatory requirements and Bluegreen may not be successful in updating such systems in the time frame or at the cost anticipated.  Further, as a result of the rapidly changing technological environment, systems which Bluegreen has put in place or expects to put in place in the near term may become outdated requiring new technology, and Bluegreen may not be able to replace those systems as quickly as its competition or within budgeted costs and time frames.  Further, Bluegreen may not achieve the benefits that may have been anticipated from any new technology or system.

The loss of the services of Bluegreen’s key management and personnel could adversely affect its business.

Bluegreen’s ability to successfully implement its business strategy will depend on its ability to attract and retain experienced and knowledgeable management and other professional staff, and Bluegreen may not be successful in doing so.  If Bluegreen's efforts to retain and attract key management and other personnel are unsuccessful, Bluegreen's business, prospects, results of operations and financial condition may be materially and adversely impacted.  Bluegreen’s Chief Executive Officer resigned in May 2015 and no permanent replacement has been appointed.  In addition, in December 2015, Alan B. Levan resigned as Chairman of Bluegreen, with John E. Abdo, Bluegreen’s Vice Chairman since May 2002, being appointed to succeed Mr. Levan as Bluegreen’s Chairman.

Since 2010, Bluegreen’s Executive Committee has provided leadership and strategic direction to Bluegreen.  In May 2015, Anthony M. Puleo, Chief Financial Officer of Bluegreen, was named Chairman of Bluegreen’s Executive Committee.  The other members of Bluegreen’s Executive Committee include Bluegreen’s Chief Strategy Officer, President of National Sales and Marketing, Senior Vice President of Corporate Marketing, Senior Vice President of Planning and Business Analytics, Chief Human Resources Officer, Chief Information Officer and General Counsel.  There can be no assurance that this management structure will continue to be effective or that future changes to this structure, if any, would not have an adverse impact on Bluegreen.

Risks Related to BBX Capital

BBX Capital’s business and operations and the mix of its assets significantly changed as a result of the sale of BankAtlantic to BB&T during July 2012, and its financial condition and results of operations depend on the monetization of its assets at or near their current book values and its results of operations will depend on the success of its investments.

As a result of the BB&T transaction, BBX Capital’s business and operations significantly changed from its business and operations prior to the sale of BankAtlantic. As a consequence, BBX Capital’s financial condition and results of operations will be dependent on its ability to successfully manage and monetize legacy assets and on the results of operations of Bluegreen and Bluegreen’s ability to continue to pay dividends to Woodbridge and in turn Woodbridge’s payment of dividends to BBX Capital.  Further, BBX Capital’s loan portfolio and real estate may not be easily salable in the event BBX Capital decides to liquidate an asset through a sale transaction. BBX Capital’s financial condition and results of operations will be dependent in the long term on the success of its investments.  If the legacy assets are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, BBX Capital’s financial condition and results of operations would be adversely affected, and its ability to successfully pursue its business goals could be adversely affected. Because a majority of its assets do not generate income on a regular basis, BBX Capital does not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or it consummates transactions involving the sale, joint venture or development of the underlying real estate or investments. Accordingly, BBX Capital expects its revenues and results of operations to vary significantly on a quarterly basis and from year to year.

BBX Capital’s future acquisitions may reduce earnings, require it to obtain additional financing and expose it to additional risks.

BBX Capital’s business strategy includes investments in or acquisitions of operating companies, such as its acquisitions of Renin Corp. and the acquisitions of businesses by BBX Sweet Holdings in the candy and confections industry.  Some of these investments and acquisitions may be material. While BBX Capital is seeking investments and acquisitions primarily in companies that provide opportunities for growth, it may not be successful in identifying these opportunities. Investments or acquisitions that it completes may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long time period. Accordingly BBX Capital’s results of operations may vary significantly on a quarterly basis and from year to year. Acquisitions may result in additional risks and may have a material adverse effect on BBX Capital’s results of operations. Acquisitions entail numerous risks, including:

•	Difficulties in integrating and assimilating acquired management and operations;
•	Risks associated with achieving profitability;
•	The incurrence of significant due diligence expenses relating to acquisitions that are not completed;
•	Unforeseen expenses and losses;
•	Risks associated with entering new markets in which it has no or limited prior experience;
•	The potential loss of key employees or founders of acquired organizations; and
•	Risks associated with transferred assets and liabilities.

BBX Capital may not be able to acquire or profitably manage additional businesses, or to integrate successfully any acquired businesses, including Renin and the businesses BBX Sweet Holdings acquired, without substantial costs, delays or other operational or financial difficulties, including difficulties in integrating information systems and personnel and establishing control environment processes across acquired businesses.  The failure to do so could have a material adverse effect on its business, financial condition and results of operations.  In addition, to the extent that operating businesses are acquired outside the United States or the State of Florida, there will be additional risks related to compliance with foreign regulations and laws including tax laws, labor laws, currency fluctuations and geography economic conditions.

In addition, BBX Capital faces competition in making investments or acquisitions which could increase the costs associated with the investment or acquisition. Further, investments or acquisitions may rely on additional debt or equity financing. The issuance of debt will result in additional leverage which could limit its operating flexibility, and the issuance of equity could result in additional dilution to its shareholders. In addition, such financing could consist of equity securities which have rights, preferences or privileges senior to BBX Capital’s Class A Common Stock.

If BBX Capital requires additional financing in the future, the financing may not be available when needed or on favorable terms, if at all. Additionally, shareholder approval will not be sought in connection with any investments or acquisitions unless required by law or regulation.

Some of BBX Capital’s operations are through unconsolidated joint ventures with unaffiliated third parties and BBX Capital may be adversely impacted by a joint venture partner’s failure to fulfill its obligations.

By entering into joint ventures, BBX Capital can reduce the amount invested in the ownership and development of real estate properties. However, joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the managing members, joint ventures and their properties, BBX Capital has in some cases and may in the future provide ongoing financial support or guarantees. If joint venture partners do not meet their obligations to the joint venture, BBX Capital may be required to make significant expenditures which may have an adverse effect on its operating results or financial condition.

Investments in real estate developments directly or through joint ventures expose it to market and economic risks inherent in the real estate construction and development industry.

The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control.  The success of BBX Capital’s investments in real estate developments is dependent on many factors, including:

•	Demand for or oversupply of new homes, rental apartments and commercial real estate;
•	Demand for commercial real estate tenants;
•	Real estate market values;
•	Changes in capitalization rates impacting real estate values;
•	Inventory of foreclosed homes negatively impacting selling prices;
•	Availability and reasonable pricing of skilled labor;
•	Availability and reasonable pricing of construction materials such as lumber, framing, concrete and other building materials;
•	Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;
•	Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;
•	Availability and cost of mortgage financing for potential purchasers;
•	Mortgage loan interest rates;
•	Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
•	Construction defects and product liability claims and;
•	General economic conditions.

Any of these factors could give rise to delays in the start or completion of a project, or increase the cost of developing a project, or could result in reduced prices and values for BBX Capital’s developments, including developments underlying its joint venture investments.

A significant portion of BBX Capital’s assets are located in Florida and economic conditions in the Florida real estate market could adversely affect BBX Capital’s earnings and financial condition.

The legacy assets retained by BBX Capital in the BB&T Transaction and the real estate investments made by BBX Capital are primarily in the Florida market, and adverse changes to the Florida economy or the real estate market may negatively impact BBX Capital’s earnings and financial condition. BBX Capital’s business, the primary source of repayment for loans and the real estate collateralizing loans and real estate acquired through foreclosure or settlements with borrowers and its investments in real estate joint ventures are primarily concentrated in Florida. As a result, BBX Capital is exposed to geographic risks of high unemployment rates, declines in the housing industry and declines in the real estate market in Florida. Adverse changes in laws and regulations in Florida would have a negative impact on BBX Capital’s revenues, financial condition and business. Declines in the Florida housing markets may negatively impact the credit performance of BBX Capital’s loans and result in significant asset impairments. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt BBX Capital’s operations, adversely impact the ability of its borrowers to timely repay their loans, adversely impact the value of any collateral securing loans and BBX Capital’s portfolio of real estate (both held-for-sale and held-for-investment), or otherwise have an adverse effect on BBX Capital’s results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

An increase in BBX Capital’s allowance for loan losses will result in reduced earnings.

BBX Capital continues to be exposed to the risk that borrowers will be unable to repay their loans according to their terms and that any collateral securing the payment of these loans will not be sufficient to assure full repayment. Management evaluates the collectibility of the loan portfolio and provides an allowance for loan losses that it believes is adequate based upon such factors as:

•	the risk characteristics of various classifications of loans;
•	previous loan loss experience;
•	delinquency trends;
•	estimated fair value of the collateral; and
•	current economic conditions.

Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in the loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect the ability to estimate the losses which may be incurred in the loan portfolio. If such evaluation is incorrect and borrowers’ defaults result in losses exceeding the portion of the allowance for loan losses allocated to those loans, or if perceived adverse trends requires significant increases in the allowance for loan losses in the future, BBX Capital’s earnings could be significantly and adversely affected.

Non-accrual loans take significant time to resolve and adversely affect BBX Capital’s results of operations and financial condition, and could result in further losses in the future.

At December 31, 2015, non-accrual loans totaled approximately $17.4 million or 72% of BBX Capital’s total loan portfolio. Non-accrual loans adversely affect net income through foreclosure costs, operating expenses and taxes. Until these loans are monetized, BBX Capital may incur additional losses relating to these non-accrual loans. BBX Capital records interest income on non-accrual loans on a cash basis. When BBX Capital receives the collateral in foreclosures or similar proceedings, BBX Capital is required to mark the related collateral to the then fair market value, generally based on appraisals of the property. These loans also increase BBX Capital’s risk profile, and increases in the level of non-accrual loans adversely affect BBX Capital’s results of operations and financial condition. While BBX Capital seeks to manage non-accrual loans, decreases in the value of these loans or deterioration in the financial condition of borrowers, which is often impacted by economic and market conditions beyond BBX Capital’s control, could adversely affect BBX Capital’s business, results of operations and financial condition. In addition, the resolution of non-accrual loans requires significant commitments of management time.

BBX Capital’s consumer loan portfolio is concentrated in home equity loans collateralized by properties located in South Florida.

Financial institutions and other lenders have tightened underwriting standards which has limited the ability of borrowers to refinance. The majority of BBX Capital’s home equity loans are residential second mortgages that exhibit higher loss severity than residential first mortgages. If home prices decline, BBX Capital may experience higher credit losses from this loan portfolio. Since the collateral for this portfolio consists primarily of second mortgages, it is unlikely that BBX Capital will be successful in recovering all or any portion of BBX Capital’s loan proceeds in the event of a default unless BBX Capital is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.

The cost and outcome of pending legal proceedings may impact BBX Capital’s results of operations.

BBX Capital is involved in ongoing litigation which has resulted in significant selling, general and administrative expenses relating to legal and other professional fees. Pending proceedings include litigation brought by the SEC, litigation arising out of workouts and foreclosures, and legal proceedings associated with BankAtlantic’s tax certificate business. As discussed under Item 3. Legal Proceedings, the jury in the SEC action found that BBX Capital and BBX Capital’s Chairman and Chief Executive Officer, Alan B. Levan had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in a July 25, 2007 conference call and (2) failing to classify certain loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held  for sale issue. BBX Capital and Mr. Levan have appealed the adverse judgment to the Eleventh Circuit Court of Appeals. While the results of appellate review are uncertain legal and related costs are being incurred in connection with the appeal. BBX Capital received legal fee and cost reimbursements from its insurance carrier in connection with the SEC action of approximately $5.8 million as of December 31, 2015 and the insurance carrier has indicated it may seek reimbursement for costs, charges and expenses advanced in connection with this matter. If BBX Capital is required to reimburse the insurance carrier, such reimbursements would adversely impact BBX Capital’s financial condition and results of operations.  See Item 3-  Legal Proceedings for additional information.

Adverse market conditions may affect BBX Capital’s business and results of operations.

BBX Capital’s financial condition and results of operations may be adversely impacted as a result of any downturn in the U.S. housing and commercial real estate markets and general economic conditions.  Negative market and economic developments may cause increases in delinquencies and default rates of BBX Capital’s loans and may impact charge-offs and provisions for loan losses and the value of BBX Capital’s real estate and other real estate related assets.

Renin sales are concentrated with two significant customers and there is significant competition in the industry.

A significant amount of Renin’s sales are to big-box home centers.  These home centers in many instances have significant negotiating leverage with their vendors, and are able to affect the prices Renin receives for its products and the terms and conditions on which Renin conducts its business with them.  These home centers may also reduce the number of vendors they purchase from or make significant changes in their volume of purchases. Although homebuilders, dealers and other retailers represent other channels of distribution for Renin’s products, the loss of a home center customer or reduced sales volume from any of these home centers would have a material adverse effect on Renin’s business. Further, Renin has substantial competition from overseas manufacturers of products similar to those sold by Renin.

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

The operating results of Renin and BBX Sweet Holdings would be negatively impacted if they experience increased commodity costs or a limited availability of commodities.

BBX Capital’s operating businesses purchase various commodities to manufacture products, including steel, aluminum, glass and mirror in the case of Renin, and sugar and cocoa in the case of BBX Sweet Holdings. Fluctuations in the availability and prices of these commodities could increase the cost to manufacture products. Further, increases in energy costs could increase production costs as well as transportation costs, each of which could negatively affect these businesses operating results.   Renin’s and BBX Sweet Holdings’ existing arrangements with customers, competitive considerations and the relative negotiating power and resistance of  home center customers and big-box retailers to price increases make it difficult to increase selling prices to absorb increased production costs. If Renin and BBX Sweet Holdings are not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset any increased commodity and production costs, BBX Capital’s operating results could be negatively impacted.

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

Market demand for chocolate and candy products could decline.

BBX Sweet Holdings and its acquired businesses operate in highly competitive markets and compete with larger companies that have greater resources.  The success of these businesses is impacted by many factors, including the following:

•	Effective retail execution;
•	Effective and cost efficient advertising campaigns and marketing programs;
•	Adequate supply of commodities at a reasonable cost;
•	Oversight of product safety;
•	Ability to sell manufactured products at competitive prices;
•	Response to changes in consumer preferences and tastes; and
•	Changes in consumer health concerns, including obesity and the consumption of certain ingredients.

A decline in market demand for chocolate and candy products could negatively affect operating results.

BBX Sweet Holdings product recall or product liability claims could have a material and adverse effect.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. BBX Sweet Holdings could decide or be required to destroy inventory, recall products or lose sales in connection with contamination, tampering, adulteration or other deficiencies.  These events could result in significant losses and may damage BBX Sweet Holdings’ reputation, and discourage consumers from buying products, or cause production and delivery disruptions which would adversely affect BBX Sweet Holdings’ financial condition and results of operations.  BBX Sweet Holdings may also incur losses if products cause injury, illness or death.  A significant product liability claim may adversely affect both reputation and profitability, even if the claim is unsuccessful.

BBX Capital’s financial performance may adversely affect its ability to access capital and may have a material adverse effect on its business, financial condition and results of operations.

BBX Capital’s ability to fund operations and investment opportunities may depend on its ability to raise capital in the secondary markets and on its ability to monetize its portfolio of non-accruing loans and foreclosed real estate. Its ability to raise additional capital will depend on, among other things, conditions in the financial markets at the time, which are outside of BBX Capital’s control, as well as litigation and its financial condition, results of operations and prospects. The failure to obtain capital may have a material adverse effect on BBX Capital’s results of operation and financial condition.

BBX Capital is controlled by BFC and its controlling shareholders, and this control position may adversely affect the market price of BBX Capital’s Class A Common Stock.

BFC currently owns 13,321,441 shares of BBX Capital’s Class A Common Stock, representing approximately 81% of the outstanding shares of such stock and all 195,045 outstanding shares of BBX Capital’s Class B Common Stock representing approximately 90% of BBX Capital’s total voting power. Additionally, Alan B. Levan and John E. Abdo, Vice Chairman of BBX Capital and BFC, collectively beneficially own shares of BFC’s Class A Common Stock and Class B Common Stock representing approximately 63% of BFC’s total voting power. BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control BBX Capital, elect BBX

Capital’s board of directors and significantly influence the outcome of any shareholder vote. This control position may have an adverse effect on the market price of BBX Capital’s Class A Common Stock.

BFC can reduce its economic interest in BBX Capital and still maintain voting control.

BBX Capital’s Class A Common Stock and Class B Common Stock generally vote together as a single class, with the Class A Common Stock possessing a fixed 53% of the aggregate voting power of BBX Capital, and the Class B Common Stock possessing a fixed 47% of such aggregate voting power. BBX Capital’s Class B Common Stock currently represents less than 1% of BBX Capital’s total common equity and 47% of BBX Capital’s total voting power. As a result, the voting power of BBX Capital’s Class B Common Stock does not bear a direct relationship to the economic interest represented by the shares.

Any issuance of shares of Class A Common Stock will further dilute the relative economic interest of the Class B Common Stock, but will not decrease the voting power represented by the Class B Common Stock. Further, BBX Capital’s Restated Articles of Incorporation provide that these relative voting percentages will remain fixed until such time as BFC and its affiliates own less than 97,253 shares of the Class B Common Stock, which is approximately 50% of the number of shares of Class B Common Stock that BFC now owns, even if additional shares of Class A Common Stock are issued. Therefore, BFC may sell up to approximately 50% of its shares of Class B Common Stock (after converting those shares to shares of Class A Common Stock), and significantly reduce its economic interest in BBX Capital, while still maintaining its voting power. If BFC were to take this action, it would widen the disparity between the equity interest represented by the Class B Common Stock and its voting power. Any conversion of shares of Class B Common Stock into shares of Class A Common Stock would further dilute the voting interests of the holders of the Class A Common Stock.

Provisions in BBX Capital’s Restated Articles of Incorporation and Amended and Restated Bylaws, and recently adopted shareholder rights plan, may make it difficult for a third party to acquire BBX Capital and could depress the price of BBX Capital’s Class A Common Stock.

BBX Capital’s Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that could delay, defer or prevent a change of control of BBX Capital or its management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of BBX Capital’s Class A Common Stock. These provisions include:

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

In addition, on February 7, 2013, BBX Capital adopted a shareholder rights plan which is designed to preserve certain tax benefits available to BBX Capital. However, because the rights plan provides a deterrent to investors from acquiring a 5% or greater ownership interest in Class A Common Stock, it may have an anti-takeover effect.

The loss of key personnel or the failure to attract and retain highly qualified personnel could adversely affect BBX Capital’s operations.

BBX Capital’s performance is largely dependent on the talents and efforts of skilled individuals. BBX Capital’s business operations could be adversely affected if BBX Capital is unable to retain and motivate BBX Capital’s existing employees and attract new employees as needed. In addition, as previously described, the jury in the SEC action found that BBX Capital and Alan B. Levan committed violations of federal securities laws. While BBX Capital and Mr. Levan appealed the adverse judgment to the Eleventh Circuit Court of Appeals, the results of appellate review are uncertain. Mr. Alan Levan resigned as BBX Capital’s Chairman and Chief Executive Officer on December 23, 2015.  BBX Capital believes that Mr. Abdo, who serves as a director and Vice Chairman of BBX Capital and Jarett Levan, the Board appointed acting Chairman and Chief Executive Officer will mitigate the loss of Mr. Alan Levan as Chairman and Chief Executive Officer.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The principal executive offices of BFC and BBX Capital are located at 401 East Las Olas Boulevard, Suite 800, Fort Lauderdale, Florida, 33301.  BBX Capital leases the office space.  The office lease expiration date is June 30, 2021.  BBX Capital has the right to renew the terms of the lease for two additional terms of five years commencing as of the expiration date. BFC subleases certain of the office space from BBX Capital pursuant to an agreement where BFC reimburses BBX Capital for the costs associated with such space.

Bluegreen’s principal executive office is located in Boca Raton, Florida in 159,000 square feet of leased space. The office lease expiration date is December 31, 2018.  At December 31, 2015, Bluegreen also maintained sales offices at 23 of its resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana. For a description of Bluegreen’s resort properties, that are part of the Bluegreen Vacation Club, please see “Item 1 Business —Products and Services – Vacation Club Resort Locations”.

Renin leases its executive offices located at 110 Walker Drive, Brampton, Ontario. The office lease expiration date is December 31, 2024.  Renin leases two manufacturing facilities in the United States and Canada which have lease expiration dates of December 31, 2022 and December 31, 2024.

Hoffman’s owns its chocolate manufacturing facility located at 5190 Lake Worth Road, Greenacres, Florida.  The facility is comprised of a 4,000 square foot office and store front area and a 11,526 square foot manufacturing area.  Hoffman’s also owns two warehouse facilities in Riviera Beach, Florida and leases a warehouse in Greenacres, Florida which expires June 30, 2017.

Hoffman’s leases three of its retail locations in West Palm Beach, Florida with lease expiration dates ranging from March 5, 2017 to December 31, 2019. Hoffman’s leases four retail locations in Broward County, Florida with lease expiration dates ranging from June 30, 2019 to December 31, 2020.

Williams and Bennett leases its chocolate manufacturing facility located at 2045 High Ridge Road, Boynton Beach, Florida with an expiration date of January 31, 2020. The facility is comprised of 30,000 square feet of office, manufacturing, warehousing and food storage areas.

Anastasia leases its chocolate manufacturing facility located at 1815 Cypress Lake Drive, Orlando, Florida with an expiration date of September 30, 2019 with three additional option terms of five years each commencing as of the expiration date. The facility is comprised of 80,000 square feet of office, manufacturing, warehousing and food storage areas.

Kencraft leases a 50,000 square foot manufacturing, storage and distribution facility located at 680 South 500 East, American Fork, Utah, with a lease expiration date of May 31, 2023.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Although BFC and its subsidiaries believe that they have meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain. Set forth below are descriptions of material pending legal proceedings.

BFC and its Wholly Owned Subsidiaries

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida

Under Florida law, holders of shares of Class A Common Stock of Woodbridge Holdings Corporation (“WHC”) who did not vote to approve BFC’s September 2009 merger with WHC and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge Holdings, LLC, the successor by merger to WHC, provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock.  Under Florida law, Woodbridge thereafter commenced the appraisal rights action.  In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders. On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders.  As a result, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded. On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the dissenting shareholders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter of 2012 to $11.9 million as of December 31, 2012. Woodbridge appealed the court’s ruling with respect to the fair value determination and the award of legal fees and costs and posted a $13.4 million bond in connection with the appeal.

On August 12, 2015, the appellate court issued its decision, in which it largely affirmed the trial court’s order, including the trial court’s fair value determination and the trial court’s award of attorneys’ fees and costs. On August 27, 2015, the Company made a payment of approximately $11.0 million to the dissenting shareholders for the fair value portion of the judgment and interest thereon, but reserved all rights on appeal, including the right to recover the amount paid if Woodbridge prevails.  On December 28, 2015, the Company made a payment of approximately $2.7 million to the dissenting shareholders for the fees and costs, and remaining interest, due under the judgment, but reserved all rights on appeal, including the right to recover the amount paid if Woodbridge prevails. On January 7, 2016, Woodbridge filed a notice with the Florida Supreme Court to seek discretionary review of the matter. The Florida Supreme Court’s judgment with respect to this notice and the outcome of any review by the Florida Supreme Court is uncertain.

Bluegreen

In the ordinary course of business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or Bluegreen’s other business activities.  Bluegreen is also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold on May 4, 2012.  Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.  From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General.  Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise.  Unless otherwise described below, Bluegreen believes that these claims are routine proceedings incidental to its business.

Bluegreen-Woodbridge Merger Litigation

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

The three Massachusetts lawsuits were filed in the Superior Court for Suffolk County in the Commonwealth of Massachusetts and styled as follows: Gaetano Bellavista Caltagirone v. Bluegreen Corporation et al. (filed on November 16, 2011); Alan W. Weber and J.B. Capital Partners L.P. v. Bluegreen Corporation et al. (filed on November 29, 2011); and Barry Fieldman, as Trustee for the Barry & Amy Fieldman Family Trust v. Bluegreen Corporation et al. (filed on December 6, 2011).  In their respective complaints, the plaintiffs alleged that the individual director defendants breached their fiduciary duties by agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration.  The Fieldman and Weber actions contained the same claim against BFC.  In addition, the complaints included claims that Merger Sub, in the case of the Fieldman action, BFC and Merger Sub, in the case of the Caltagirone action, and Bluegreen, in the case of the Weber action, aided and abetted the alleged breaches of fiduciary duties.  On January 17, 2012, the three Massachusetts lawsuits were consolidated into a single action styled In Re Bluegreen Corp. Shareholder Litigation, which was stayed in favor of the Florida action.

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

On June 5, 2015, the parties in the action agreed to settle the litigation.  Pursuant to the settlement agreement, which was finalized and approved by the court during September 2015, Woodbridge paid $36.5 million, which amounts to approximately $2.50 per share, into a gross settlement fund for the benefit of former Bluegreen shareholders whose shares were acquired in connection with the Bluegreen-Woodbridge Cash Merger.  All litigation arising from or relating to the Merger was dismissed with prejudice, together with a full release of Bluegreen, BFC, Woodbridge, BBX Capital and others.  Bluegreen, BFC, Woodbridge, BBX Capital and all of the defendants denied and continue to deny that any of them violated any laws or breached any duties to the plaintiffs or Bluegreen’s former shareholders.

BBX Capital

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleged that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The Court denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.

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

The SEC sought a final judgement: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015. As a result of the court’s decision, on December 23, 2015, Mr. Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairmen, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC.  The court also imposed monetary penalties against BBX Capital in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.    As a result of the bar order, Mr. Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC. BBX Capital and Mr. Levan are appealing the final judgment to the Eleventh Circuit Court of Appeals.

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

In re:  New Jersey Tax Sales Certificates Antitrust Litigation v. BBX Capital Corporation f/k/a BankAtlantic Bancorp, Inc., Fidelity Tax, LLC, Gary I. Branse, Michael Deluca and BB&T Corporation, and multiple other individuals and entities who purchased New Jersey tax certificates between 1998 to February 2009, Case No.12-CV-01893-MAS-TJB, United States District Court, District of New Jersey (Trenton)

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint was brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs alleged that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believed the claims to be without merit, BBX Capital reached an agreement to settle the action, subject to court approval.  The settlement has been preliminarily approved by the court and the final approval hearing is currently scheduled for the second quarter of 2016.

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

On March 11, 2016, there were approximately  432 record holders of our Class A Common Stock and approximately 152 record holders of our Class B Common Stock.

The following table sets forth, for the indicated periods, the high and low trading prices for our Class A Common Stock and Class B Common Stock as quoted on the OTCQB.

	Class A Common Stock		Class B Common Stock
	High	Low	High	Low
Calendar Year 2014
First quarter	$4.29	$2.68	$4.14	$2.70
Second quarter	4.33	3.15	4.10	3.25
Third quarter	4.15	3.52	3.93	3.50
Fourth quarter	3.95	2.56	3.82	2.75
For the year ended December 31, 2014	4.33	2.56	4.14	2.70

Calendar Year 2015
First quarter	$3.31	$2.76	$3.20	$2.84
Second quarter	3.88	3.10	3.80	3.13
Third quarter	3.64	2.75	3.80	2.76
Fourth quarter	3.80	2.90	3.90	2.85
For the year ended December 31, 2015	3.88	2.75	3.90	2.76

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

Issuer Purchases of Equity Securities

On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares have been repurchased under this share repurchase program.

Equity Compensation Plan Information

The following table lists awards previously granted and outstanding, and securities authorized for issuance, under the Company’s equity compensation plans at December 31, 2015:

Number of
Securities
Remaining
Available for
Future Issuance
		Weighted-	Under Equity
	Number of Securities	Average	Compensation
	to be Issued	Exercise	Plans
	Upon Exercise	Price of	(Excluding
	of Outstanding	Outstanding	Outstanding
	Options,	Options,	Options,
	Warrants	Warrants	Warrants,
Plan category	or Rights	or Rights	or Rights
Equity compensation plans
approved by security
holders	201,223	$0.41	3,052,367

Equity compensation plans
not approved by security
holders	-	-	-
Total	201,223	$0.41	3,052,367

Shareholder Return Performance Graph

Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for BFC’s Class A Common Stock, the Standard and Poor’s 500 Stock Index and Standard and Poor’s Small-Cap Stock Index and assumes $100 was invested on December 31, 2010.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
BFC Financial Corporation	100.00	102.78	369.44	784.72	875.00	929.17
Standard and Poor's Small-Cap Stock Index	100.00	99.752	114.06	159.38	166.58	160.81
Standard and Poor's 500 Stock Index	100.00	99.997	113.40	146.97	163.71	162.52

Total Return Performance Graph
BFC Financial Corporation
Standard and Poor's Small-Cap Stock Index
Standard and Poor's 500 Stock Index
Index Value
1,000
900
800
700
600
500
400
300
200
100
-
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015

BFC is not able to identify a group of peer companies or industry or line of business index which it believes is comparable to BFC and its current activities.  Accordingly, BFC selected the Standard and Poor’s Small-Cap Stock Index based on BFC’s market capitalization.

The performance graph should not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of BFC under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data of BFC as of and for the periods indicated below.  The selected historical consolidated statements of operations for fiscal years 2015, 2014 and 2013 and the selected consolidated statements of financial conditions as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included in Item 8 of this report.  The selected historical consolidated statements of operations for fiscal years 2012 and 2011 and the selected consolidated statements of financial condition as of December 31, 2013, 2012 and 2011 set forth below are derived from our previously filed audited consolidated financial statements and have been updated to conform to the current presentation.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except for per share data)
Statements of Operations Data:
Total revenues	$740,207	672,186	563,763	490,930	449,466

Total cost and expenses	676,971	611,300	466,706	472,278	481,536

Gain (loss) on settlement of investment in subsidiary	-	-	-	-	10,690
Gain on extinguishment of debt	-	-	-	29,875	11,625
Equity in (loss) earnings from unconsolidated real estate joint ventures	(1,565)	(573)	(30)	186	1,256
Investment gains	-	-	-	9,307	-
Foreign exchange loss	(1,038)	(715)	(357)	-	-
Other income	4,050	4,780	228	2,442	1,837
Income (loss) from continuing operations before income taxes	64,683	64,378	96,898	60,462	(6,662)
Benefit (provision) for income taxes (1)	76,596	(37,073)	(26,141)	(16,225)	(1,775)
Income (loss) from continuing operations	141,279	27,305	70,757	44,237	(8,437)
Income (loss) from discontinued operations, net of income taxes (2)	-	-	-	267,863	(11,069)
Net income (loss)	141,279	27,305	70,757	312,100	(19,506)
Less: Net income (loss) attributable to noncontrolling interests	18,805	13,455	41,694	146,085	(8,236)
Net income (loss) attributable to BFC	122,474	13,850	29,063	166,015	(11,270)
Preferred Stock dividends	-	-	-	(188)	(750)
Net income (loss) allocable to common stock	$122,474	13,850	29,063	165,827	(12,020)

Common Share Data (3) (4) (5)
Basic earnings (loss) per share of common stock:	$1.41	0.16	0.35	2.14	(0.16)
Diluted earnings (loss) per share of common stock:	$1.40	0.16	0.35	2.09	(0.16)

Basic weighted average number of
common shares outstanding	87,022	84,502	83,202	77,142	75,790
Diluted weighted average number of
common shares outstanding	87,208	84,761	84,624	79,087	75,898

Per common share data:
Book value per share (6)	$4.46	3.03	3.05	3.87	1.58

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Statements of Financial Condition Data:
Loans, loans held-for-sale
and notes receivable, net	$470,987	486,534	581,641	804,420	3,015,673
Inventory	$220,929	195,388	213,997	195,860	213,325
Total assets	$1,349,698	1,411,296	1,441,365	1,547,188	4,778,155
Deposits	$-	-	-	-	3,279,852
BB&T preferred interest in FAR, LLC	$-	12,348	68,517	196,877	-
Other borrowings (7)	$684,129	670,426	693,966	621,832	1,063,947
BFC Shareholders' equity	$376,826	252,906	239,421	298,967	121,534
Noncontrolling interests	$106,080	193,800	182,975	208,822	63,276
Total equity	$482,906	446,706	422,396	507,789	184,810

(1)

BFC’s ownership interest in BBX Capital increased to 81% during 2015, as a result of the purchase of additional shares of BBX Capital’s Class A Common Stock on April 30, 2015. Due to the increase in ownership of BBX Capital, BFC will be filing a consolidated group tax return which will include the operations of BBX Capital, Woodbridge and Bluegreen.  BFC released a portion of its valuation allowance and recognized a deferred tax asset of approximately $127.9 million as of December 31, 2015.

(2)

Discontinued operations include the results of operations of BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units for each of the years in the two year period ended December 31, 2012.

(3)

While BFC has two classes of common stock outstanding, the two-class method is not presented because BFC’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

(4)	Since its inception, BFC has not paid any cash dividends on its common stock.
(5)	For the years ended December 31, 2012 and 2011, basic and diluted earnings (loss) per share from discontinued operations were $1.84 per share and ($.07) per share, respectively.
(6)	The denominator of book value per share for all periods was computed by adding the number of Class A shares outstanding at year end and the number of Class B shares outstanding at year-end.
(7)

Other borrowings consist of notes and mortgage notes payable and other borrowings, receivable-backed notes payable and junior subordinated debentures. For the year ended December 31, 2011, other borrowings also include Federal Home Loan Bank advances and subordinated debentures.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a holding company.  BFC’s principal holdings include its investment in BBX Capital Corporation (including its subsidiaries, (“BBX Capital”) and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”). Woodbridge owns 100% of Bluegreen Corporation including its subsidiaries, (“Bluegreen”). BBX Capital owns the remaining 46% equity interest in Woodbridge.

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

Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages VOIs in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others in which case Bluegreen earns fees for providing these services. Bluegreen also provides other fee-based services, including property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of its VOIs, which generates significant interest income.

We currently report the results of our business activities through two segments:  Bluegreen and BBX Capital.

As of December 31, 2015, we had total consolidated assets of approximately $1.3 billion and shareholders’ equity attributable to BFC of approximately $376.8 million.  Net income attributable to BFC for the year ended December 31, 2015 was approximately $122.5 million.  Net income attributable to BFC for the year, ended December 31, 2014 and 2013 was approximately $13.9 million and $29.1 million, respectively.

Recent Events

Increase in Ownership of Shares of BBX Capital’s Class A Common Stock

On April 30, 2015, the Company consummated a cash tender offer pursuant to which it purchased from the shareholders of BBX Capital a total of 4,771,221 shares of BBX Capital’s Class A Common Stock, at a purchase price of $20.00 per share, for a total purchase price of approximately $95.4 million. As a result, the Company’s ownership interest in BBX Capital increased from approximately 51% to approximately 81% and its voting interest in BBX Capital increased from approximately 74% to approximately 90%.

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

On September 1, 2015, BFC’s Board of Directors approved (a) the exercise in full of BFC’s options with respect to all of the BBX Capital RSUs held by the BBX Capital RSU Holders which vested on September 30, 2015 and (b) the issuance of shares of BFC’s Class B Common Stock in exchange therefor.   In connection with this option exercise, on September 30, 2015, BFC issued a total of 1,218,476 shares of its Class B Common Stock to the BBX Capital RSU

Holders and received a total of 221,821 shares of BBX Capital’s Class A Common Stock in exchange therefor.  The share exchanges were effected simultaneously with the vesting of the applicable BBX Capital RSUs on September 30, 2015 and were based on the closing prices of BFC’s Class B Common Stock and BBX Capital’s Class A Common Stock on September 29, 2015 of $2.88 per share and $15.82 per share, respectively. The following table sets forth the number of shares of BFC’s Class B Common Stock issued to each BBX Capital RSU Holder on September 30, 2015 and the number of shares of BBX Capital’s Class A Common Stock which BFC received in exchange therefor.

BBX Capital RSU Holder	Number of Shares of BFC’s Class B Common Stock Issued to the BBX Capital RSU Holder	Number of Shares of BBX Capital’s Class A Common Stock Received by BFC
Alan B. Levan	405,624	73,843
John E. Abdo	405,624	73,843
Jarett S. Levan	204,413	37,213
Seth M. Wise	202,815	36,922
Total	1,218,476	221,821

On April 17, 2015, BFC entered into a Loan Agreement and Promissory Note with Bluegreen Specialty Finance, LLC, a wholly owned subsidiary of Bluegreen (“BSF”), pursuant to which BSF provided an $80 million loan to BFC.  BFC used the proceeds of the loan and approximately $15.4 million in cash on hand to fund the purchase of shares in the tender offer. Amounts outstanding on the loan bear interest at a rate of 10% per annum.  Payments of interest only are required on a quarterly basis, with all outstanding amounts being due and payable at the end of five years.  BFC is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness.  The $80 million loan to BFC from BSF is eliminated in BFC’s consolidated financial statements.

As a result of the increase in BFC’s ownership interest in BBX Capital, BFC will be filing a consolidated group tax return which will include the operations of BBX Capital, Woodbridge and Bluegreen.

Woodbridge Acquisition of Bluegreen; Settlement of Merger Litigation

On April 2, 2013, Bluegreen merged with a wholly-owned subsidiary of Woodbridge in a cash merger transaction (sometimes hereinafter referred to as the “Bluegreen merger” or the “Bluegreen cash merger”).  Pursuant to the terms of the merger agreement, Bluegreen’s shareholders (other than Woodbridge) received consideration of $10.00 in cash for each share of Bluegreen’s common stock that they held at the effective time of the merger, including unvested restricted securities. The aggregate merger consideration was approximately $149.2 million.  As a result of the merger, Bluegreen, which was the surviving corporation of the merger, became a wholly-owned subsidiary of Woodbridge.  Prior to the merger, the Company indirectly through Woodbridge owned approximately 54% of Bluegreen’s outstanding common stock. Woodbridge was a wholly-owned subsidiary of BFC prior to BBX Capital’s investment in Woodbridge.

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

Several class action lawsuits were brought against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, which challenged the terms of the merger. The plaintiffs, former Bluegreen shareholders, in the lawsuit sought the “fair value” of the shares of Bluegreen’s common stock on behalf of Bluegreen’s minority shareholders. On June 5, 2015, the parties in the action agreed to the settlement of the litigation.  Pursuant to the settlement, Woodbridge paid $36.5 million, which amounts to approximately $2.50 per share, into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger (the “Class”).   Woodbridge used the proceeds from BBX Capital’s repayment of its $11.75 million promissory note to Woodbridge and additional capital contributions from BFC and BBX Capital of $13.4 million and $11.4 million, respectively, based on their respective 54% and 46% ownership interests in Woodbridge to fund the Settlement Fund.  All litigation arising from or relating to the merger was dismissed with prejudice, together with a full release of BFC, Bluegreen, Woodbridge, BBX Capital and others.  BFC, Bluegreen, Woodbridge, BBX Capital and all of the defendants denied and continue to deny that any of them violated any laws or breached any duties to the plaintiffs or Bluegreen’s former shareholders.

Bluegreen

The Company’s consolidated financial statements include the results of operations of Bluegreen.  BFC owns a direct 54% equity investment in Woodbridge, Bluegreen’s parent company.  BBX Capital, which is 81% owned by BFC, owns the remaining 46% equity interest in Woodbridge.  Bluegreen comprises one of the two reportable segments of BFC.

Executive Overview

Bluegreen Corporation (“Bluegreen” or “Bluegreen Vacations”) is a sales, marketing, and management company focused on the vacation ownership industry.  Bluegreen Vacations markets, sells and manages vacation ownership interests in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations.  The resorts in which Bluegreen Vacations markets, sells or manages VOIs were either developed or acquired by Bluegreen, or were developed and are owned by third parties.  Bluegreen Vacations earns fees for providing sales and marketing services to these third party developers.  Bluegreen Vacations also earns fees by providing management services to the Bluegreen Vacation Club and property owners’ associations, mortgage servicing, VOI title services, reservation services, and construction design and development services.  In addition, Bluegreen Vacations provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income.

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital-light” business strategy, involving activities that typically do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs under Bluegreen’s traditional vacation ownership business.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise and existing infrastructure in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties.  Bluegreen’s goal is for its capital-light business activities to become an increasing portion of its business over time; however, these efforts may not be successful.  As of December 31, 2015, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements

In 2009, Bluegreen began offering sales and marketing services to third-party developers for a fee.  Under these arrangements, Bluegreen sells third-party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis.  Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus an operating profit.  Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements.  Notes receivable originated in connection with Bluegreen’s sale of third party VOIs under commission-based arrangements are held by the third party developer, and in certain cases are serviced by Bluegreen for a fee.  Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales”.

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

Secondary Market Arrangements

In 2012, Bluegreen began a program to acquire VOI inventory from POAs and other third parties on a non-committed basis, in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults, and are generally acquired by Bluegreen at a significant discount.  Bluegreen refers to sales of inventory acquired through these arrangements as “Secondary Market Sales”.

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs.  In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services.  In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative services.  As of December 31, 2015, Bluegreen provided management services to 46 timeshare resort properties and hotels.  Other fee-based services also include the processing of sales of VOIs through Bluegreen’s wholly-owned title company subsidiary, which earns title fees in connection with the closing of the VOI transactions.

Bluegreen also generates fee-based income by providing construction, design and management services, and mortgage servicing.

During the year ended December 31, 2015:

•

Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $72.1 million compared to $129.5 million during 2014.  Capital expenditures incurred during 2015 relating to the construction of VOI inventory at Bluegreen/Big Cedar Vacations’ resorts was the primary reason for this decrease.

•	Bluegreen earned net income of $82.0 million compared to $69.0 million for 2014.
•	System-wide sales of VOIs, which include sales of traditional inventory, Secondary Market Sales, FBS Sales, and Just-In-Time Sales, were $552.7 million compared to $523.8 million during 2014.
•

Bluegreen sold $251.4 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $173.7 million in connection with those sales.  During 2014, Bluegreen sold $221.3 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $144.2 million in connection with those sales.  In addition, Bluegreen sold $27.6 million of inventory under Just-In-Time Sales arrangements, gross of equity trade allowances compared to $56.8 million during 2014.  Including Bluegreen resort management, title services, construction management and other fee-based operations, and based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses, Bluegreen generated $77.3 million in pre-tax profits by providing fee-based services compared to $71.1 million during 2014.

•	Bluegreen sold $138.5 million of inventory under Secondary Market Arrangements, gross of equity trade allowances compared to $88.3 million during 2014.

During the year ended December 31, 2015 and 2014, 46% and 50%, respectively, of Bluegreen’s VOI sales were realized in cash within approximately 30 days from the contract date.  See “Liquidity and Capital Resources” below for additional information.

Bluegreen-Woodbridge Cash Merger

On April 2, 2013, Woodbridge acquired all of the shares of Bluegreen’s common stock not previously owned by Woodbridge in a cash merger transaction.  As a result, Bluegreen became a wholly-owned subsidiary of Woodbridge.  Woodbridge is currently owned 54% by BFC and 46% by BBX Capital Corporation.

In connection with the merger, Bluegreen issued $75 million of senior secured notes on March 26, 2013 in a private transaction the proceeds of which were used to fund a portion of the merger consideration.

Seasonality

Bluegreen has historically experienced and expects to continue to experience seasonal fluctuations in its revenues and results of operations.  This seasonality has resulted, and may continue to result, in fluctuations in Bluegreen’s quarterly operating results.  Although Bluegreen typically sees more potential customers at its sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the required use of the percentage-of-completion method of accounting.

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

Bluegreen’s notes receivable also include amounts outstanding under Bluegreen Communities’ notes receivable portfolio, which was excluded from Bluegreen’s sale during May 2012 of substantially all of the assets of Bluegreen Communities.

Substantially all defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically soon after default and at a nominal cost.  Bluegreen then seeks to resell the recovered VOI in the normal course of business.

Bluegreen generally seeks to monetize its notes receivable by transferring the notes to warehouse purchase facilities, in which case the notes are legally sold to a special purpose entity for the benefit of a financial institution or conduit, or by pledging the notes as collateral for a receivables hypothecation loan.  Bluegreen attempts to maintain these diversified liquidity sources for its notes receivable in order to mitigate the risks of being dependent on a single source of credit.  Each such facility has eligibility standards for the notes receivable that may be sold or pledged under the facility.  It is generally expected that notes receivable transferred to a warehouse purchase facility will ultimately be included in a future securitization of the transferred notes.  The notes receivable securitized are determined during the negotiation of the securitization transaction, with the characteristics of the notes receivable selected determining the terms of the transaction.  Notes receivable previously pledged as collateral for a receivable hypothecation loan may also be included in a term securitization transaction, however such notes are generally not included if doing so would result in a significant prepayment penalty.  Further, based on the size and timing of the securitization, Bluegreen may also choose to include newly originated notes receivable.  Additionally, the specific characteristics of the notes receivable factor into whether such notes would be desirable to include in a securitization.  Such factors may include delinquency status, FICO® score of the borrower, interest rate, remaining term, outstanding balance, and whether the borrower is foreign or domestic.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	For Year Ended December 31,
	2015	2014	2013
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	6.5%	6.9%	7.7%
Loans originated on or after December 15, 2008(1)	7.0%	6.8%	6.4%
Notes receivable secured by homesites	2.3%	4.1%	3.5%

Average Annual Delinquency Rates (2)	As of December 31,
	2015	2014	2013
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	4.2%	4.2%	4.2%
Loans originated on or after December 15, 2008(1)	3.1%	3.1%	3.3%
Notes receivable secured by homesites	2.0%	1.1%	4.6%

(1) On December 15, 2008, Bluegreen implemented its FICO®-score based credit underwriting program.

(2) The percentage of Bluegreen’s notes receivable portfolio that was over 30 days past due as of the dates indicated.

See Note 7 to the Consolidated Financial Statements for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Results of Operations

Information regarding the results of operations for Bluegreen for the years ended December 31, 2015, 2014 and 2013 are set forth below (dollars in thousands):

	For the Year Ended December 31,
	2015		2014		2013
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Traditional VOI sales (1)	$424,304	77%	$418,665	80%	$416,181	91%
VOI sales-secondary market program	138,487	25%	88,269	17%	71,215	16%
Sales of third-party VOIs-commission basis	251,399	45%	221,315	42%	141,054	31%
Sales of third-party VOIs-just-in-time basis	27,593	5%	56,827	11%	53,184	12%
Less:equity trade allowance (6)	(289,060)	-52%	(261,260)	-50%	(225,061)	-50%
System-wide sales of VOIs, net	552,723	100%	523,816	100%	456,573	100%
Less:Sales of third-party VOIs-commission basis	(251,399)	-45%	(221,315)	-42%	(141,054)	-31%
Gross sales of VOIs	301,324	55%	302,501	58%	315,519	69%
Estimated uncollectible VOI
notes receivable (2)	(42,088)	-14%	(40,167)	-13%	(54,080)	-17%
Sales of VOIs	259,236	47%	262,334	50%	261,439	57%
Cost of VOIs sold (3)	(22,884)	-9%	(30,766)	-12%	(32,607)	-12%
Gross profit (3)	236,352	91%	231,568	88%	228,832	88%
Fee-based sales commission revenue (4)	173,659	69%	144,239	65%	91,859	65%
Other fee-based services revenue	97,539	18%	92,089	18%	80,125	18%
Cost of other fee-based services	(53,896)	-10%	(49,224)	-9%	(44,840)	-10%
Net carrying cost of VOI inventory	(7,046)	-1%	(7,717)	-1%	(7,977)	-2%
Selling and marketing expenses	(284,351)	-51%	(250,320)	-48%	(211,034)	-46%
General and administrative expenses	(89,453)	-16%	(94,871)	-18%	(95,525)	-21%
Net interest spread	48,633	9%	40,342	8%	41,093	9%
Operating profit	121,437	22%	106,106	20%	82,533	18%
Other income (expense)	2,883		3,388		(635)
Income before taxes	$124,320		$109,494		$81,898

(1)

Traditional VOI represent sales of Bluegreen-owned VOIs acquired or developed by Bluegreen under its traditional VOI business.  Traditional VOI sales do not include Secondary Market Sales, FBS Sales, or Just-In-Time Sales under Bluegreen’s capital-light business strategy.

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

Bluegreen - Year ended December 31, 2015 compared to the year ended December 31, 2014

System-wide sales of VOIs. System-wide sales of VOIs include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  Sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  System-wide sales of VOIs were $552.7 million and $523.8 million during 2015 and 2014, respectively.  The growth in system-wide sales of VOIs during 2015 reflects an increase in the number of tours and the average price per transaction, partially offset by a slight decrease in the sale-to-tour conversion ratio.  During 2015, the number of tours increased 5%, and the number of new prospect tours increased 8%, compared to 2014.  The increase in the number of tours reflects efforts to expand marketing to new sales prospects.  The average price per transaction increased by 5% during 2015 compared to 2014.

Included in system-wide sales are FBS Sales, Just-In-Time Sales, Secondary Market Sales and traditional sales.  Sales by category are tracked based on which deeded VOI is conveyed in each transaction.  Bluegreen manages which category of VOIs are sold based on several factors, including the needs of FBS clients, debt service requirements and default resale requirements under term securitization and similar transactions.  These factors contribute to fluctuations in the amount of sales by category from period to period.

The following table sets forth certain information for system-wide sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Year Ended December 31,
	2015	2014

Number of sales offices at period-end	23	23
Number of active contracts with fee-based clients at period-end	15	13
Total number of VOI sales transactions	43,576	42,814
Average sales price per transaction	$12,964	12,347
Number of total prospects tours	237,206	225,342
Sale-to-tour conversion ratio– total prospects	18.4%	19.0%
Number of new prospects tours	156,554	144,729
Sale-to-tour conversion ratio– new prospects	14.9%	14.9%
Percentage of sales to existing owners	47.0%	48.3%
Average sales price per guest	$2,382	2,346

Sales of VOIs.  Sales of VOIs represent sales of Bluegreen-owned VOIs, including traditional VOIs, those obtained on a Just-In-Time basis, and those acquired through Secondary Market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable.  In addition to the above-described factors impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.  Sales of VOIs were $259.2 million and $262.3 million during 2015 and 2014, respectively.

Gross sales of VOIs were reduced by $42.1 million and $40.2 million during 2015 and 2014, respectively, for estimated future uncollectible notes receivable.  Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans.  In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 14% and 13% during 2015 and 2014, respectively.  The increase in 2015 reflects a higher proportion of financed sales as compared to cash sales during 2015.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory.  In addition to Bluegreen’s legacy inventory from its traditional timeshare business, Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary Market arrangements within the capital-light business strategy.  Compared to the cost of Bluegreen’s legacy inventory, VOIs acquired in connection with Just-In-Time arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with Secondary Market arrangements typically have a lower cost of sales percentage, as Secondary Market inventory is generally obtained from POAs at a significant discount.  During 2015 and 2014, cost of VOIs sold was $22.9 million and $30.8 million, respectively, and represented 9% and 12%, respectively, of sales of VOIs.  Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized.  While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

Fee-Based Sales Commission Revenue.   During 2015 and 2014, Bluegreen sold $251.4 million and $221.3 million, respectively, of third-party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $173.7 million and $144.2 million, respectively, in connection with those sales.  The increase in sales of third-party developer inventory on a commission basis during 2015 was due primarily to an increase in the number of commission based clients, as well as the factors described above related to the increase in system-wide sales of VOIs.  In addition, Bluegreen earned an average sales and marketing commission of 69% and 65% during 2015 and 2014, respectively.  The increase in 2015 included an incentive commission of $1.1 million related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement.

Net Carrying Cost of VOI Inventory.   Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold VOI inventory to the POAs that maintain the resorts.  Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from the Bluegreen sampler programs.  The carrying cost of Bluegreen’s inventory was $15.3 million and $17.7 million during 2015 and 2014, respectively, which was partly offset by rental and sampler revenues of $8.3 million and $10.0 million, respectively.  The decrease in carrying costs and rental and sampler revenues reflect Bluegreen’s increased emphasis on its capital-light strategy.

Selling and Marketing Expenses.  Selling and marketing expenses were $284.4 million and $250.3 million during 2015 and 2014, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 51% during 2015 from 48% during 2014.  The increase in selling and marketing expenses during 2015 compared to 2014 was a result of Bluegreen’s focus on attempting to increase its marketing efforts to new prospects as opposed to existing owners, which resulted in higher costs per tour from new and expanding marketing channels.  Sales to existing owners generally involve lower marketing expenses than sales to new prospects.  Bluegreen expects to continue to increase its focus on sales to new prospects and, as a result, sales and marketing expenses generally and as a percentage of sales may continue to increase.

Bluegreen uses a variety of methods to attract prospective purchasers of VOIs, including marketing arrangements with various third parties.  Sales of VOIs to prospects and leads, generated by one marketing arrangement accounted for approximately 20% of Bluegreen’s VOI sales volume during 2015, 2014, and 2013.  There can be no guarantee that Bluegreen will be able to maintain, extend or renew such arrangement or any other marketing arrangements in the future, and a loss of any significant marketing relationships could have a material adverse impact on Bluegreen’s financial condition, including cash position and operating results.

General and Administrative Expenses. General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $89.5 million and $94.9 million during 2015 and 2014, respectively.  As a percentage of system-wide sales of VOIs, general and administrative expenses were 16% and 18% during the years ended December 31, 2015 and 2014, respectively.  This decrease is primarily the result of a $5.7 million decrease in executive compensation from 2014 to 2015 primarily due to the resignation of Bluegreen’s CEO in May 2015.  Revenues from mortgage servicing during 2015 and 2014 of $2.7 million and $1.8 million, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services

Revenue and costs related to Bluegreen’s other fee-based services were as follows (in thousands):

	For the Year Ended December 31,
	2015	2014
Revenues:
Fee-based management services	$64,329	60,357
Title operations	14,283	14,143
Other	18,927	17,589
Total other fee-based services revenue	97,539	92,089

Costs:
Fee-based management services	28,608	27,809
Title operations	4,896	4,727
Other	20,392	16,688
Total cost of other fee-based services	53,896	49,224

Profit:
Fee-based management services	35,721	32,548
Title operations	9,387	9,416
Other	(1,465)	901
Total other fee-based services profit	$43,643	42,865

Other Fee-Based Services Revenue. Other fee-based services revenue increased 6% in 2015 as compared to 2014.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club.  In connection with Bluegreen’s management services, Bluegreen also manages the club reservation system, provides services to owners and performs billing and collection services to the Bluegreen Vacation Club and certain POAs.  At December 31, 2015, Bluegreen managed 46 timeshare resort properties and hotels.  At December 31, 2014, Bluegreen managed 49 timeshare resort properties and hotels.  In January 2015, Bluegreen sold the management contract from the Bluegreen at Atlantic Palace Resort and recognized a $0.3 million gain which is included in other income.  Fee-based management services revenue increased during 2015 compared to 2014 due to an increase in club and resort management revenues and owner program service revenues, primarily as a result of an increase in the number of owners in the Bluegreen Vacation Club.

Additionally, Bluegreen generates revenues from providing title services, its Traveler Plus™ program, and food and beverage and other retail operations.  Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based clients.

Bluegreen intends to continue to pursue its efforts to provide management, title and other services to resort developers and others, on a cash-fee basis.  While Bluegreen’s efforts to do so may not be successful, Bluegreen anticipates that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services increased 9% in 2015 as compared to 2014.  The increase is primarily due to the higher costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the higher service volumes described above.

Bluegreen - Year ended December 31, 2014 compared to the year ended December 31, 2013

System-wide sales of VOIs. System-wide sales of VOIs were $523.8 million and $456.6 million during 2014 and 2013, respectively.  The growth in system-wide sales of VOIs during 2014 reflects an increase in the number of tours and a slight increase in the sale-to-tour conversion ratio.  The number of tours increased by 7% in 2014 compared to 2013.  Additionally, during 2014 Bluegreen’s sale-to-tour conversion ratio increased approximately 1%.  The increase in the number of tours reflects efforts to expand marketing to sales prospects through new marketing initiatives.

The following table sets forth certain information for system-wide sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Year Ended December 31,
	2014	2013

Number of sales offices at period-end (1)	23	24
Number of active contracts with fee-based clients at period-end	13	10
Total number of VOI sales transactions	42,814	38,802
Average sales price per transaction	$12,347	12,000
Number of total prospects tours	225,342	209,983
Sale-to-tour conversion ratio– total prospects	19.0%	18.5%
Number of new prospects tours	144,729	132,832
Sale-to-tour conversion ratio– new prospects	14.9%	14.0%
Percentage of sales to existing owners	48.3%	51.5%
Average sales price per guest	$2,346	2,217

(1)	On October 20, 2014, as a result of the limited amount of remaining unsold VOI inventory at the Aruba resort, Bluegreen closed its sales operations at its Aruba resort.

Sales of VOIs.  In addition to the above-described factors impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.  Sales of VOIs were $262.3 million in 2014 compared to $261.4 million in 2013.

Gross sales of VOIs were reduced by $40.2 million and $54.1 million during 2014 and 2013, respectively, for estimated future uncollectible notes receivable.  Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans.  In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 13% and 17% during 2014 and 2013, respectively.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

Cost of VOIs Sold. During 2014 and 2013, cost of VOIs sold were $30.8 million and $32.6 million, respectively, and represented 12% each, of sales of VOIs.  Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized.

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

Selling and Marketing Expenses.  Selling and marketing expenses were $250.3 million and $211.0 million during 2014 and 2013, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses increased from 46% in 2013 to 48% in 2014.  The increase in selling and marketing expenses during 2014 compared to 2013 was a result of Bluegreen’s focus on increasing its marketing efforts to new prospects as opposed to existing owners, which resulted in higher cost per tour from new and growing marketing channels.  Sales to existing owners generally involve lower marketing expenses than sales to new prospects, however, a new program which contributed to owner sales has a slightly higher cost per tour as compared to historical owner sales tours.

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

Other Fee-Based Services Revenue. Other fee-based service revenue consisted primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions.  As of December 31, 2014 and 2013, Bluegreen managed 49 and 45 timeshare resort properties and hotels, respectively.  Fee-based management services revenues increased during 2014 as compared to 2013 due to an increase in club and resort management revenues and owner program service revenues.  Title services fees increased during 2014 as compared to 2013 mainly due to increased VOI transactions and an initiative implemented during 2014 which reduced a processing back-log.

Cost of Other Fee-Based Services. Cost of other fee-based services increased 10% in 2014 as compared to 2013.  During 2014, the costs of providing management services and title services increased as a result of the higher service volumes while costs associated with our Traveler Plus™ program increased as benefits provided to members expanded.

Other Revenues and Expenses – Years ended December 31, 2015, 2014 and 2013

Interest Income and Interest Expense. For the years ended December 31, 2015, 2014 and 2013, Bluegreen’s net interest spread primarily included the interest earned on $526.3 million, $527.0 million and $552.4 million, respectively, of gross notes receivable, net of interest expense incurred on $408.8 million, $412.4 million and $443.6 million, respectively, of related receivable-backed debt.  The following table details the sources of interest income and interest expense (in thousands):

	For the Year Ended December 31,
Interest Income:	2015	2014	2013
VOI Notes receivable	$78,323	80,773	81,495
Other	6,008	893	735
Total interest income	84,331	81,666	82,230

Interest Expense:
Receivable-backed notes payable	20,308	23,415	27,090
Other	15,390	17,909	14,047
Total interest expenses	35,698	41,324	41,137
Net interest spread	$48,633	40,342	41,093

Net Interest Spread.    Net interest spread was $48.6 million, $40.3 million and $41.1 million during 2015, 2014 and 2013, respectively.  The increase in net interest spread during 2015 primarily reflects lower costs of borrowings and lower average outstanding debt balances primarily related to the repayment of the relatively higher cost Legacy Securitization and GE 2004 Facility in 2014 and the 2006 Term Securitization, GE 2006 Facility, and Foundation Capital Facility in 2015.  Additionally, Bluegreen recorded interest income of $5.6 million during 2015 related to the $80.0 million loan made by Bluegreen to BFC during April 2015.  Increases in net interest spread were partially offset by increased interest expense related to the issuance of notes payable in connection with the 2015 Securitization in January 2015 and advances under the Fifth Third Syndicated Line-of-Credit Facility which Bluegreen entered into during November 2014, and a decrease in the size of Bluegreen’s VOI notes receivable portfolio as FBS sales increased.  Interest expense increased in 2014 as compared to 2013 primarily as a result of higher Internal Revenue Code (“IRC”) Section 453 interest and the write-off of approximately $0.9 million of unamortized discounts and debt issuance costs related to the repayment of the Legacy Securitization and GE 2004 facility.

Bluegreen’s effective cost of borrowing was 5.36%, 5.95% and 6.35% during 2015, 2014, and 2013, respectively. These decreases were primary attributed to Bluegreen’s repayment of debt with higher-interest rates and obtaining new financing at relatively lower rates.

Other Income/Expense, Net.    Other income, net was $2.9 million and $3.4 million during 2015 and 2014, respectively.  Other expense, net was immaterial during 2013.

Net Income Attributable to NonControlling Interest.   Bluegreen includes in its consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary.  The noncontrolling interest in income of Bluegreen/Big Cedar Vacations is the portion of the entity’s consolidated pre-tax income that is attributable to Big Cedar Vacations, LLC, the unaffiliated 49% interest holder.  Net income attributable to the noncontrolling interest of the consolidated subsidiary was $11.7 million, $11.4 million and $13.3 million during 2015, 2014 and 2013, respectively.

Provision for Income Taxes.  Bluegreen’s annual effective income tax rate has historically ranged between 35% and 43%, based primarily upon the mix of taxable earnings among the various states in which Bluegreen operates.  Bluegreen’s effective tax rates for 2015, 2014 and 2013 were 37.7%, 41.4% and 37.4%, respectively.  Bluegreen’s relatively higher net effective income tax rate for 2014 was due to higher state taxes.

Net Income.    As a result of the various factors described above, Bluegreen realized net income of $70.3 million, $57.5 million and $37.6 million in 2015, 2014 and 2013, respectively.

Bluegreen - Changes in Financial Condition

The following table summarizes Bluegreen’s cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Cash flows provided by operating activities	$81,293	147,545	107,378
Cash flows used in investing activities	(88,925)	(8,387)	(22,157)
Cash flows used in financing activities	(62,013)	(112,085)	(80,787)
Net (decrease) increase in cash and cash equivalents	$(69,645)	27,073	4,434

Cash Flows from Operating Activities. Bluegreen’s operating cash flow decreased $66.3 million, or 45%, during 2015 compared to 2014 primarily due to increased spending on the development of inventory and higher marketing costs.  During 2015, Bluegreen paid $30.6 million for development expenditures primarily related to Bluegreen/Big Cedar Vacations, as compared to $6.1 million in 2014.  Additionally, during 2015, Bluegreen spent $15.8 million  for inventory acquired in connection with Just-In-Time and Secondary Market arrangements compared to $14.5 million in 2014.  In addition, cash realized within 30 days of sale decreased to 46% during 2015 from 49% during 2014, primarily as a result of increased equity trade activity, and other changes in working capital resulted in a $26.1 million decrease in cash from operating activities.

Bluegreen’s operating cash flow increased by $40.2 million, or 37%, during 2014 compared to 2013 primarily due to increased net income (adjusted for non-cash items), decreased spending on inventory purchases and development spending related to its capital-light business strategy, and decreased payments to POAs, offset by higher income tax payments.  During 2014, Bluegreen spent $14.5 million compared to $24.4 million in 2013 for inventory acquired in connection with Just-In-Time and Secondary Market arrangements.  During 2014, Bluegreen spent $6.1 million compared to $15.1 million in 2013 for development expenditures primarily related to Bluegreen/Big Cedar Vacations.  Payments to POAs totaled $22.8 million during 2014 as compared to $30.8 million for 2013 due to both the timing and amounts of required cash payments for subsidy, maintenance fees, and reserve contributions.  The above improvements were partially offset by income tax payments during 2014 totaling $26.1 million compared to $7.2 million in 2013.

Cash Flows from Investing Activities.    Cash used in investing activities increased $80.5 million during 2015 compared to 2014 primarily due to the $80.0 million loan made to BFC during April 2015.  The increase in cash used was partially offset by expenses incurred during 2014 related to the construction of new sales centers, with no comparable expenditures in 2015 and a $9.7 million repayment to Bluegreen during 2014 of a loan previously made by Bluegreen to Renin Holdings.

During 2014, cash used in investing activities decreased $13.8 million from 2013.  During 2014 and 2013, Bluegreen spent $18.0 million and $12.5 million, respectively, on property and equipment, which primarily consist of information technology and capital expenditures related to the construction of new sales centers.  Additionally, cash used in investing activities during 2013 reflects the loan to Renin Holdings that was subsequently repaid in 2014.

Cash Flows from Financing Activities. The $50.1 million increase in cash flows from financing activities during 2015 compared to 2014 is primarily due to the impact in the 2015 period of the 2015 Term Securitization.  Further, 2013 included proceeds from the 2013-A Term Securitization.  There were no securitization transactions in 2014.  The increase in cash flows as a result of the securitizations in 2015 and 2013 were offset by dividends and distributions.

Bluegreen paid $54.4 million, $71.5 million, and $47.0 million in dividends to its parent company during 2015, 2014 and 2013, respectively.  Further, Bluegreen/Big Cedar Vacations distributed $11.8 million, $5.9 million, and $8.6 million during 2015, 2014 and 2013 respectively, to its noncontrolling interest related to its 49% interest.  These decreases were partially offset by higher payments on lines of credit and notes payable in the 2015 period, net of borrowings on such facilities.

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

While the vacation ownership business has historically been capital intensive, Bluegreen has sought to focus on the generation of “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on its more efficient marketing channels; (iii) minimizing capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title services and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows, and (v) more recently by selling VOIs associated with Secondary Market Sales and Just-In-Time Sales.

Historically, Bluegreen’s business model depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon providing financing to buyers.  The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities.  In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction, and development of new resorts.  Development expenditures during 2016 are expected to be in a range of $25 million to $30 million, substantially all of which is expected to relate to Bluegreen/Big Cedar Vacations.  However, if other opportunities to acquire or develop a strategic property on favorable terms present itself, Bluegreen may decide to acquire or develop additional VOI inventory, which would increase acquisition and development expenditures and may require the incurrence of additional debt.

In connection with Bluegreen’s capital-light business strategy, Bluegreen has entered into agreements with third party developers that allow Bluegreen to buy VOI inventory typically on a non-committed basis just prior to the sale of such VOI.  Bluegreen’s capital-light business strategy also includes Secondary Market Sales pursuant to which Bluegreen enters into secondary market arrangements with certain resort POAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount as such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults.

Available funds may also be invested in real estate based opportunities and middle market operating businesses outside of the timeshare and hospitality industries.

During 2015 and 2014, Bluegreen paid dividends totaling $54.4 million and $71.5 million, respectively, to its parent company.  Bluegreen expects to continue to pay dividends to its parent company on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

In April 2015, Bluegreen, through its wholly owned subsidiary, Bluegreen Specialty Finance (“BSF”), provided an $80.0 million loan to BFC, the proceeds of which were used by BFC to fund its tender offer to purchase 4,771,221 shares of Class A Common Stock of BBX Capital at a cash purchase price of $20.00 per share.  Amounts outstanding on the loan bear interest at a rate of 10% per annum.  Payments of interest only are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term of the loan.  BFC is permitted to prepay the loan in whole or in part at any time, and prepayments are required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness.  During 2015, Bluegreen recognized $5.6 million of interest income on its loan to BFC.

Term Securitizations. On January 29, 2015, Bluegreen completed a private offering and sale of $117.8 million of investment-grade, timeshare receivable-backed notes (the "2015 Term Securitization").  The 2015 Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): $89.4 million of A/A rated and $28.4 million of BBB/BBB- rated notes with note interest rates of 2.88% and 3.47%, respectively, which blended to an overall weighted average note interest rate of 3.02%.  The gross advance rate for this transaction was 94.25%.  The Notes mature in May 2030.  The notes are non-recourse and are not guaranteed by Bluegreen.

The amount of the timeshare receivables sold to BXG Receivables Note Trust 2015-A (the “2015 Trust”) in connection with the 2015 Term Securitization was $125.0 million, $100.2 million of which was sold to the 2015 Trust at closing and $24.8 million of which was subsequently sold to the 2015 Trust during the year ended December 31, 2015.  The gross cash proceeds of such sales to the 2015 Trust were $117.8 million.  A portion of the proceeds received were used to: repay the BB&T/DZ Purchase Facility a total of $42.3 million, representing all amounts then outstanding (including accrued interest); repay $22.3 million under the Liberty Bank Facility, plus accrued interest; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2015 Term Securitization, Bluegreen, as servicer, funded $9.5 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2006-B, and certain of the timeshare loans in such trust were sold to the 2015 Trust in connection with the 2015 Term Securitization.  The remaining $40 million of proceeds from the 2015 Term Securitization were used by Bluegreen for general corporate purposes.  Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2015 Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2015 Term Securitization) on a pro-rata basis as borrowers make payments on their timeshare loans.

While ownership of the timeshare receivables included in the 2015 Term Securitization are transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes.

See Note 13 to the Company’s Consolidated Financial Statements included in the Annual Report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of December 31, 2015, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with relevant covenants, eligible collateral and other terms and conditions during the advance period (dollars in thousands).

	Borrowing Limit	Outstanding Balance as of December 31, 2015		Availability as of December 31, 2015		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2015
Liberty Bank Facility	$50,000	$46,547		$3,453		November 2017; November 2020	Prime Rate +0.50%; 4.00%
NBA Receivable Facility (1)	45,000	34,581	(2)	10,419	(2)	June 2018; December 2022	30-Day LIBOR + 3.25% to 3.50%;4.00% to 4.50% (1)
Pacific Western Bank Facility	40,000	22,272	(3)	17,728	(3)	September 2018; September 2021	30 day LIBOR+4.00% to 4.50%;4.93%
BB&T/DZ Purchase Facility	80,000	38,228		41,772		December 2017; December 2020	Applicable Index rate +2.90%;3.33%(4)
Quorum Purchase Facility	50,000	28,500		21,500		June 2017; December 2030	(5)
	$265,000	$170,128		$94,872

(1)

Of the amount outstanding as of December 31, 2015, $17.2 million bears interest at the 30-day LIBOR + 3.25% subject to a floor of 4.0% and $7.6 million bears interest at the 30-day LIBOR + 3.5% subject to a floor of 4.5%.  Future borrowings will bear interest at the 30-day LIBOR plus 3.25% subject to an interest rate floor of 4.0%.  Up to $15 million of the borrowing limit can be advanced under the NBA Line of Credit for construction/inventory borrowings.

(2)	The outstanding balance includes, and availability as of December 31, 2015 reflects, $9.7 million outstanding under the NBA Line of Credit.
(3)	The outstanding balance includes, and availability as of December 31, 2015 reflects, $3.8 million outstanding under the Pacific Western Term Loan.
(4)

The Applicable Index Rate for portions of amounts outstanding is either LIBOR, a “Cost of Funds” rate or commercial paper rates.  As described in further detail below, the interest rate will increase to the applicable rate plus 4.9% upon the expiration of the advance period.

(5)

Of the amounts outstanding as of December 31, 2015, $7.1 million bears interest at a fixed rate of 6.9%, $6.4 million bears interest at a fixed rate of 5.5%, $7.4 million bears interest at a fixed rate of 5.0%, and $7.6 million bears interest at a fixed rate of 4.75%.

See Note 13 to the Company’s Consolidated Financial Statements included in the Annual Report for additional information with respect to Bluegreen’s credit facilities terms and covenants.

Commitments

Bluegreen’s material commitments as of December 31, 2015 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain POAs, an inventory purchase commitment under a just-in-time arrangement and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of December 31, 2015 (in thousands):

	Payments Due by Period
	Less than	1 — 3	4 — 5	After 5
Contractual Obligations	1 year	Years	Years	Years	Total

Receivable-backed notes payable	$-	$-	$94,844	$313,973	$408,817
Lines-of-credit and notes payable	31,246	29,168	37,828	3,342	101,584
Jr. subordinated debentures (1)	-	-	-	110,827	110,827
Inventory purchase commitment	5,405	13,464	-	-	18,869
Noncancelable operating leases (1)	9,426	16,293	2,584	14,510	42,813
Total contractual obligations	46,077	58,925	135,256	442,652	682,910

Interest Obligations (2)
Receivable-backed notes payable	16,062	32,124	31,600	80,220	160,006
Lines-of-credit and notes payable	6,033	8,535	1,912	72	16,552
Jr. subordinated debentures	5,885	11,771	11,771	88,991	118,418
Total contractual interest	27,980	52,430	45,283	169,283	294,976
Total contractual obligations	$74,057	$111,355	$180,539	$611,935	$977,886

(1)	Amounts do not include purchase accounting adjustments for Junior Subordinated Debentures and Noncancelable operating leases of $43.6 million and $0.7 million, respectively.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2015.

In June 2015, Bluegreen entered into certain agreements with its former CEO, John Maloney, who resigned from Bluegreen on May 27, 2015.  Under the terms of these agreements, Mr. Maloney received $3.8 million and will be paid a total of $2.9 million over a 2 year period in exchange for ongoing consulting services during the term of the agreements.

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

Bluegreen’s receivables purchase facilities and its credit facilities, indentures and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect Bluegreen’s financial condition and results of operations as well as its ability to pay dividends.  In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

Off-balance-sheet Arrangements

As of December 31, 2015, Bluegreen did not have any “off-balance sheet” arrangements.

BBX Capital

The Company’s consolidated financial statements include the results of operations of BBX Capital, which BFC holds an approximate 81% equity interest and 90% voting interest. BBX Capital comprises one of the two reportable segments of BFC.  On July 31, 2012, BBX Capital completed the sale of BankAtlantic, its former wholly owned banking subsidiary, to BB&T.  BBX Capital reports its operations through three reportable segments: BBX, Renin and Sweet Holdings.  The only assets available to BFC from BBX Capital are dividends when and if paid by BBX Capital. BBX Capital is a separate public company, and the following has been derived from information prepared by BBX Capital’s management  and BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2015. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion are references to BBX Capital and its subsidiaries, references to the “Parent Company” are references to BBX Capital, at its parent company level, and none of the foregoing are references to BFC, Woodbridge, or Bluegreen.

Introduction

BBX Capital Corporation was organized under the laws of the State of Florida in 1994. BBX Capital Corporation’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries.  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic (the “BB&T Transaction”).

BBX Capital’s activities subsequent to the consummation of the BB&T Transaction involve the ownership, acquisition, investment and management of real estate and real estate development projects as well as its investments in operating businesses.

BBX Capital’s investments in real estate joint ventures generally were arrangements with developers for residential and commercial development projects in which BBX Capital has funded its equity investment in joint ventures through cash investments or by contributing real estate properties.

Consolidated Results of Operations

BBX Capital reports its consolidated results of operations in three reportable segments, BBX, Renin and Sweet Holdings.

Income (loss) from each of BBX Capital’s reportable segments was as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
BBX	$33,334	3,224	48,659
Renin	(2,058)	(2,044)	(941)
Sweet Holdings	(8,767)	23	(38)
Reconciling item (1)	773	-	-
Income before income taxes	23,282	1,203	47,680
(Benefit) provision for income taxes	(245)	(3,101)	20
Net income	$23,527	4,304	47,660

(1)	Represents capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment.

Overview

BBX Reportable Segment

The increase in BBX reportable segment income for the year ended December 31, 2015 compared to the same 2014 period resulted primarily from a $25.6 million increase in net gains on the sales of assets, $8.3 million of higher

recoveries from loan losses and a $6.7 million reduction in asset impairments.   The above improvements in BBX reportable segment income were partially offset by $10.3 million of lower equity in earnings from BBX Capital’s investment in Woodbridge.

Gains on sales of assets for the year ended December 31, 2015 were $31.1 million compared to $5.5 million during the comparable 2014 period. The gains on the sales of assets during the year ended December 31, 2015 resulted primarily from the sales of four properties.  Two of the properties were located in West Palm Beach, Florida, a third property was located in the Bonterra master-planned community and the fourth property was acquired through a loan participation and sold by the lead bank. BBX recognized aggregate gains of $31.4 million in connection with sales of these four properties.

Recoveries for loan losses for the year ended December 31, 2015 were $13.5 million compared to $7.2 million during the comparable 2014 period.  The improvement in recoveries during 2015 was mainly due to lower charge-offs and higher recoveries from the charged off loan portfolio.  During the year ended December 31, 2015 charge-offs were $1.0 million compared to $7.2 million during the same 2014 period.

The lower asset impairments for the year ended December 31, 2015 compared to the same 2014 period resulted primarily from $8.6 million of impairments on two student housing rental facilities in Tallahassee, Florida during the year ended December 31, 2014 compared to $1.8 million additional impairment on one of the student housing rental facilities in Tallahassee, Florida during the year ended December 31, 2015.

The $10.3 million decline in the equity in earnings of Woodbridge resulted primarily from Woodbridge’s $36.5 million settlement of litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen as described in further detail under “Liquidity and Capital Resources”.  As BBX has a 46% ownership interest in Woodbridge, the $36.5 million settlement reduced BBX’s equity in earnings of Woodbridge by $16.8 million for the year ended December 31, 2015.  The reduction in BBX’s equity in earnings of Woodbridge as a consequence of the litigation settlement was partially offset by improved earnings at Bluegreen.  Bluegreen’s net income attributable to shareholder was $68.0 million for the year ended December 31, 2015 compared to $54.5 million during the comparable 2014 period.

The decline in BBX reportable segment income for the year ended December 31, 2014 compared to the same 2013 period resulted primarily from $36.7 million of lower recoveries from loan losses and a $18.9 million decline in interest income recoveries associated with the repayment of non-accrual loans.  The above declines in BBX reportable segment income were partially offset by $11.8 million of higher equity earnings from BBX Capital’s investment in Woodbridge and lower interest expense associated with BB&T’s preferred interest in FAR.

Recoveries from loan losses and interest income recognized on non-accrual loans were $7.2 million and $5.4 million, respectively, for the year ended December 31, 2014 compared to $43.9 million and $24.3 million during the same 2013 period, respectively.  The significant loan loss recoveries and interest income for the year ended December 31, 2013 resulted primarily from a settlement with a borrower which resulted in reversals of previously charged-off commercial loans of $20.1 million and interest income recoveries of $13.6 million.

BBX Capital’s equity in earnings of Woodbridge was $25.3 million for the year ended December 31, 2014 compared to $13.5 million during the same 2013 period.  Equity in earnings of Woodbridge for the year ended December 31, 2013 were from the date of the investment (April 2, 2013) through December 31, 2013.

Renin Reportable Segment

Renin’s reportable segment loss during the year ended December 31, 2015 resulted primarily from $1.0 million of foreign exchange losses and expenses associated with the hiring of additional sales representatives and advertising expenditures for sales initiatives during 2015 as well as consulting expenditures to achieve product development and manufacturing efficiencies.  Renin’s new members of management include its CEO hired in June 2015 and a Vice President of Sales hired in September 2015. Renin incurred severance costs associated with the reorganization of its marketing and corporate personnel during the year ended December 31, 2015. Renin improved its gross margin and gross margin percentage for the year ended December 31, 2015 compared to the same 2014 period as a greater proportion of Renin’s trade sales were higher margin hardware products.  Renin’s interest expense was lower during the year ended December 31, 2015 compared to the same 2014 period as Renin refinanced its notes payable in June 2014 at lower interest rates.

Renin’s reportable segment loss during the year ended December 31, 2014 resulted primarily from a $0.7 million loss on foreign currency exchange and $0.9 million of costs associated with the consolidation of manufacturing facilities in Canada.

Renin’s reportable segment loss for the two months ended December 31, 2013 included $1.0 million of acquisition related costs offset by a $1.0 million bargain purchase gain.  Management believes that it was able to acquire Renin for a bargain purchase gain because Renin Corp. was a distressed company.

Sweet Holdings Reportable Segment

The higher Sweet Holdings reportable segment loss for the year ended December 31, 2015 compared to the same 2014 period resulted primarily from increases in selling, general and administrative expenses, inventory markdowns as well as lower acquisition bargain purchase gains partially offset by an increase in trade sales associated with acquired companies.

The higher selling, general and administrative expenses of $9.1 million for the year ended December 31, 2015 compared to 2014 reflects operating expenses associated with companies acquired and costs to integrate these companies as well as increased compensation expense related to the hiring of industry professionals and fees to consultants.  Executives hired during the first quarter of 2015 included a President for BBX Sweet Holdings and a President for Hoffman’s. Also contributing to higher selling, general and administrative expenses were costs associated with relocating the Helen Grace California manufacturing facilities to Kencraft’s manufacturing facilities in Utah and costs associated with Hoffman’s retail store expansion initiatives. Hoffman’s opened one retail location during the third quarter of 2014 as well as three retail locations during the year ended December 31, 2015 and anticipates opening additional retail locations in 2016. Included in selling, general and administrative expenses for the year ended December 31, 2015 were $1.3 million of employee severance expenses and costs to relocate the Helen Grace manufacturing facilities to Utah.

The gross margin was adversely affected for the year ended December 31, 2015 by $600,000 of inventory markdowns and the relocation of Helen Grace’s manufacturing facilities from California to Utah in September 2015.

The bargain purchase gain of $254,000 for the year ended December 31, 2015 was associated with the Kencraft acquisition and the bargain purchase gain of $1.2 million for the year ended December 31, 2014 was associated with the Helen Grace acquisition.

Benefit for Income Taxes

The benefit for income taxes of $0.3 million for the year ended December 31, 2015 resulted from acquisition re-measurement adjustments and a reduction in BBX Capital’s deferred tax valuation allowance as a result of net taxable temporary differences that Sweet Holdings recognized in connection with the Kencraft acquisition.

The $3.1 million benefit for income taxes represents the reduction in BBX Capital’s deferred tax valuation allowance as a result of net taxable temporary differences that Sweet Holdings recognized in connection with its 2014 acquisitions.

BBX Capital’s Liquidity and Capital Resources

BBX Capital’s current assets at December 31, 2015 consisted of cash, inventory and trade receivables aggregating $81.3 million. This does not include $18.0 million of current assets held in Renin.  BBX Capital had $19.8 million of current liabilities as of December 31, 2015. This does not include $7.5 million of current liabilities of Renin.  BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate, income from income producing real estate, revenues from BBX Sweet Holdings’ operations and distributions received from Woodbridge.  Management believes that BBX Capital has sufficient liquidity to fund future operations.

Bluegreen’s former public shareholders brought an action against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, challenging the terms of the merger pursuant to which Bluegreen merged into a wholly owned subsidiary of Woodbridge and Bluegreen’s shareholders (other than Woodbridge) were paid $10.00 in cash for each share of Bluegreen’s common stock that they held immediately prior to the effective time of the merger, and on June 5, 2015 the plaintiffs and defendants agreed to a settlement of the litigation.  Pursuant to the settlement, Woodbridge paid $36.5 million, which amounts to approximately $2.50 per share, into a settlement fund for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger.  The amount to be received by such former Bluegreen shareholders will be reduced by administrative costs and attorneys’ fees and costs.  In connection with the settlement, BBX Capital repaid its $11.75 million promissory note to Woodbridge and BBX Capital and BFC made additional capital contributions to

Woodbridge of $11.4 million and $13.4 million, respectively, based on their respective 46% and 54% ownership interests in Woodbridge.

BBX Capital expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities. Additionally, in April 2015, BFC borrowed $80 million from Bluegreen to finance the purchase of 4,771,221 shares of BBX Capital’s Class A common stock in BFC’s completed tender offer. As a consequence, BBX Capital may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all. BBX Capital may also receive funds from BFC in connection with its tax sharing agreement to the extent BFC utilizes BBX Capital’s tax benefits in BFC’s consolidated tax return.  BBX Capital also expects to obtain funds in subsequent periods from cash flows on its loans, real estate and investments in unconsolidated real estate joint ventures.  BBX Capital also may seek to obtain funds through borrowings or the issuance of equity securities. BBX Capital anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy of investing, directly or through joint ventures, in real estate (which may include the acquisition and/or development of real estate) and operating businesses. BBX Sweet Holdings currently intends to continue to pursue acquisitions in the candy and confections industry.

A significant source of BBX Capital’s liquidity is proceeds from the liquidation of loans and real estate, recoveries from the charged off loan portfolio, cash proceeds from the  contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the year ended December 31, 2015, proceeds from principal repayments of loans and sales of real estate were approximately $30.2 million and $72.2 million, respectively. During the year ended December 31, 2015, BBX Capital received $23.8 million of dividends from Woodbridge. There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

BBX Capital’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures (including the payment of property taxes) in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale or potential joint venture arrangements.  There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

Notes payable as of December 31, 2015 consisted of a term loan and revolving credit advances issued by Renin with an aggregate balance of $8.1 million, $6.7 million of promissory notes and holdback amounts owed by BBX Sweet Holdings in connection with its acquisitions, $5.0 million revolving line of credit to BBX Sweet Holdings and a $1.6 million note payable issued by a subsidiary of BBX Sweet Holdings. See Note 13,  Debt to the “Notes to Consolidated Financial Statements”, for a discussion of the notes payable terms and covenants.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures.  See Note 15 Commitments and Contingencies and Note 13,  Debt to the “Notes to Consolidated Financial Statements”, for a discussion of BBX Capital’s guarantees.

BBX Capital’s Contractual Obligations and Off Balance Arrangements as of December 31, 2015 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Operating lease obligation	$18,990	3,065	6,031	5,069	4,825
Notes payable (1)	21,591	2,315	10,492	7,171	1,613
Other obligations	340	120	220	-	-
Total contractual cash obligations	$40,921	5,500	16,743	12,240	6,438

(1)	Amounts represent scheduled principal payments and do not include interest payments.

The operating lease obligations represent minimum future lease payments on executed leases for BBX Capital’s headquarters, BBX Sweet Holdings and subsidiaries’ manufacturing facilities, office space and retail stores and Renin’s manufacturing, equipment leases and office facilities.

BBX Capital Corporation and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome and the ultimate resolution of litigation are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts anticipated for these claims.  There were no reserves accrued as of December 31, 2015.  See Item 3. Legal Proceedings and Note 15 Commitments and Contingencies to the “Notes to Consolidated Financial Statements” for more information regarding BBX Capital’s legal matters.

BBX Capital had no commitments to fund loans as of December 31, 2015.

BBX Capital’s Consolidated Cash Flows

A summary of BBX Capital’s consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$(16,045)	2,835	(190)
Investing activities	53,722	71,852	104,076
Financing activities	(27,456)	(59,006)	(123,125)
Increase (decrease) in cash and cash equivalents	$10,221	15,681	(19,239)

The decrease in cash flows from operating activities during 2015 compared to 2014 resulted primarily from higher operating losses at Renin and BBX Sweet Holdings and an increase in selling, general and administrative expenses.

The increase in cash flows from operating activities during 2014 compared to 2013 resulted primarily from lower operating expenses associated with a decline in loan servicing fees, foreclosure expenses and collection fees associated with a declining loan portfolio.

The decline in cash flows from investing activities during 2015 compared to 2014 resulted primarily from higher investments in real estate and real estate joint ventures as well as an additional $11.4 million investment in Woodbridge partially offset by a $38.9 million increase in proceeds from the sales of real estate.

The decline in cash flows from investing activities during 2014 compared to 2013 resulted primarily from lower loan payments partially offset by a $60.4 million investment in Woodbridge in April 2013.

The decrease in cash outflows from financing activities during 2015 compared to 2014 resulted primarily from lower distributions to BB&T from FAR on account of the payoff of BB&T’s preferred interest in FAR in May 2015 partially offset by the repayment of the Woodbridge notes payable.

The decrease in cash outflows from financing activities during 2014 compared to 2013 resulted primarily from lower distributions to BB&T from FAR.

BBX Capital’s  Dividends

BBX Capital has historically not paid dividends.  While, BBX Capital currently expects to continue to utilize its available cash to pursue opportunities in accordance with its business strategies, it may consider the payment of dividends in the future depending upon its results of operations, liquidity needs and other factors considered by its board of directors.

Summary of BFC’s Consolidated Results of Operations

The table below sets forth summary information regarding BFC’s consolidated results of operations (in thousands):

	For the Three Years Ended December 31,
	2015	2014	2013

Income before income taxes	$64,683	64,378	96,898
Benefit (provision) for income taxes	76,596	(37,073)	(26,141)
Net income	141,279	27,305	70,757
Less: Net income attributable to noncontrolling interests	(18,805)	(13,455)	(41,694)
Net income attributable to BFC	$122,474	13,850	29,063

BFC Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at December 31, 2015 and 2014 were $1.3 billion.  The primary changes in components of total assets are summarized below:

•

Decrease in cash primarily from the purchase of an additional 30% of BBX Capital’s Class A Common Stock in the tender offer for $95.4 million; cash payments for litigation settlements of $50.2 million;  and real estate activities and investments of $30.6 million partially offset by $72.2 million of real estate sales and $30.2 million of loan receivable repayments;

•

Decrease in real estate held-for-investment due primarily to the transfer of $41.8 million of real estate held-for-investment to real estate held-for-sale and the contribution of $19.4 million of real estate to joint ventures partially offset by $16.0 million of property improvements;

•

Increase in real estate held-for-sale due primarily to $41.8 million of properties transferred from real estate held-for-investment, $13.9 million of real estate purchases and property improvements and $3.2 million of real estate acquired through foreclosure partially offset by $51.0 million of real estate sales and $3.2 million in impairments;

•

Increase in investments in unconsolidated real estate joint ventures reflecting  $8.0 million of cash investments in real estate joint ventures and $19.4 million of property contributed to joint ventures in exchange for joint venture membership interests;

•	Increase in inventory related to Bluegreen’s development of its VOI inventory; and
•

Increase in other assets primarily related to Bluegreen’s prepayment of marketing fees and VOI maintenance fees and an increase in commissions receivable earned by Bluegreen in connection with fee-based sales.

Total liabilities at December 31, 2015 and 2014 were $866.8 million and $964.6 million, respectively.  The primary changes in components of total liabilities are summarized below:

•	BB&T’s preferred interest in FAR was repaid in full through payments made to BB&T, primarily from net cash inflows from the monetization of FAR’s assets;
•	Increase in notes, mortgage notes payable and other borrowings in connection with 2015 securitizations and refinancing partially offset by repayments; and
•	Decrease in deferred income taxes as result of the release by BFC of a portion of its valuation allowance.

Noncontrolling Interests

The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	December 31,
	2015	2014
BBX Capital	$62,752	150,254
Joint ventures and other	43,328	43,546
Total noncontrolling interests	$106,080	193,800

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

Cash flows (used in) provided by operating activities	$(3,745)	109,137	75,179
Cash flows (used in) provided by investing activities	(48,113)	47,572	140,214
Cash flows used in financing activities	(28,674)	(94,908)	(229,782)
(Decrease) increase in cash and cash equivalents	(80,532)	61,801	(14,389)

Cash Flows used in/provided by Operating Activities –  The decrease in cash flows from operating activities during 2015 compared to 2014 related primarily to the Woodbridge litigation settlement, higher BBX Capital operating losses, increased spending on the development of Bluegreen’s VOI inventory and higher marketing costs.

The increase in cash flows from operating activities during 2014 compared to 2013 was primarily due to decreased spending in connection with Bluegreen’s capital-light business strategy, lower payments to Bluegreen’s Property Owners Associations, decreased spending on Bluegreen’s VOI inventory, and lower operating expenses associated with loan servicing fees, foreclosure expenses and collection fees related to BBX Capital’s declining loan portfolio partially offset by higher taxes paid by Bluegreen.

Cash Flows used in/provided by Investing Activities – The decrease in cash flows from investing activities during 2015 compared to 2014 was primarily due the $95.4 million of consideration paid by BFC to BBX Capital’s shareholders in connection with the purchase of shares of BBX Capital’s Class A common stock in BFC’s tender offer which was completed during April 2015.

The decrease in cash flows from investing activities during 2014 compared to 2013 was primarily due to the decrease in cash flows from the repayments of loans at BBX Capital partially offset by an increase in spending related to property and equipment at Bluegreen.

Cash Flows from Financing Activities – The decrease in cash used in financing activities during 2015 compared to 2014 was primarily due to Bluegreen’s 2015 Term Securitization and lower repayments of BB&T preferred interest in FAR  partially offset by higher distributions to the unaffiliated 49% interest holders in Bluegreen/Big Cedar Vacations.

The decrease in cash used in financing activities during 2014 compared to 2013 was primarily due to a decrease in distributions to BB&T from FAR in connection with the preferred interest in FAR held by BB&T at that time. Additionally, cash used in financing activities for 2013 includes proceeds from Bluegreen’s 2013-A Term Securitization. Bluegreen had no securitization transactions during 2014.

BFC - Liquidity and Capital Resources

As of December 31, 2015 and 2014, BFC and its wholly-owned subsidiaries had cash, cash equivalents and short-term investments of approximately $13.7 million and $34.7 million, respectively.  The decrease in cash, cash equivalents and short-term investments was due to $15.4 million of available cash used in the purchase of the additional 30% of BBX Capital’s Class A Common Stock in the tender offer completed during April 2015, capital contributions made to Woodbridge of approximately $13.4 million in order to fund the settlement of the Bluegreen merger shareholder litigation, general and administrative expenses of approximately $15.4 million, payments of $3.7 million related to executive bonuses, payments of approximately $13.7 million to the Dissenting Holders in the Woodbridge appraisal rights litigation, interest payments of approximately $3.6 million to Bluegreen pursuant to the loan made to BFC by a subsidiary of Bluegreen during April 2015, tax payments of approximately $2.2 million, and dividend payments of approximately $0.8 million made to the holders of BFC’s outstanding 5% Cumulative Preferred Stock partially offset by dividends of approximately $28.0 million received from Woodbridge and $19.2 million received from Bluegreen pursuant to the Agreement to Allocate Consolidated Income Tax Liability.

In April 2015, BFC, at its parent company level, borrowed $80.0 million at 10% interest from a wholly-owned subsidiary of Bluegreen to finance in part the purchase of 4,771,221 shares of BBX Capital’s Class A Common Stock in the previously described tender offer. The incurrence of this debt resulted in BFC being required to utilize cash flow to service the debt with quarterly payments to Bluegreen of $2.0 million.  BFC’s indebtedness including any future debt incurred by BFC may make BFC more vulnerable to downturns in the economy, and may subject BFC to covenants or restrictions on its operations and activities. In addition during July 2015, BFC entered into a Loan and Security Agreement and related agreements, including a Pledge Agreement, with Stifel Bank & Trust, which allows for borrowings by BFC of up to $10.0 million on a revolving basis. Amounts borrowed under the facility will accrue interest at the Lender’s prime rate plus 5.0% or one-month LIBOR plus 7.5%, at the option of BFC upon a drawdown of the facility. Borrowings under the facility are currently secured by 2.0 million shares of BBX Capital’s Class A Common Stock. As of December 31, 2015, BFC had not drawn down any borrowings under the Loan and Security Agreement.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments.  We expect to use our available funds to fund operations and meet our obligations.  We may also use available funds to make additional investments in the companies within our consolidated group, invest in real estate based opportunities and middle market operating businesses or invest in other opportunities and or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares were repurchased under the program during the years ended December 31, 2015, 2014 or 2013.

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

Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  In addition, Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the boards of directors of both BBX Capital and BFC, which own 46% and 54%, respectively, of Woodbridge.  During 2015 and 2014, Bluegreen paid cash dividends totaling $54.4 million and $71.5 million, respectively, to Woodbridge, and Woodbridge declared and paid cash dividends totaling $51.8 million and $69.1 million, respectively, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock.  On June 21, 2004, the Company sold all 15,000 shares of the 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at redemption prices of $1,000 per share. In addition the 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors’ cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. The Company pays quarterly dividends on the 5% Cumulative Preferred Stock totaling $187,500.

The 5% Cumulative Preferred Stock is mandatory redeemable and classified as a liability in the Company’s consolidated statements of financial condition as of December 31, 2015 and 2014.  In addition, the Company is required to redeem the preferred shares in $5.0 million annual payments in each of the years in the three year period ending December 31, 2020.  For the years ended December 31, 2015, 2014 and 2013, the Company recorded  interest expense in its statements of operations of $1.1 million, $1.1 million and $1.3 million, respectively, of which $750,000 was paid during each of these three years as dividends on the 5% Cumulative Preferred Stock.

During December 2013, BFC made a $5 million loan to the holder of its 5% Cumulative Preferred Stock.  The loan is secured by 5,000 shares of 5% Cumulative Preferred Stock, has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity during December 2018.

On September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation (“WHC”).  Pursuant to the merger, WHC merged with and into Woodbridge, which was a wholly-owned subsidiary of BFC at that time.  Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, asserted appraisal rights and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. On August 27, 2015, the Company made a payment of approximately $11.0 million to the dissenting shareholders for the fair value portion of the judgment and interest thereon, and in December 2015 the Company made a payment of approximately $2.7 million to the dissenting shareholders for the fees and costs.  On January 7, 2016, Woodbridge filed a notice with the Florida Supreme Court to seek discretionary review of the matter. The Florida Supreme Court’s judgment with respect to this notice and the outcome of any review by the Florida Supreme Court is uncertain.  See Note 15 in “Commitments and Contingencies” in Item 8 of this report.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. On an ongoing basis, management evaluates its estimates, including those that relate to the determination of the allowance for loan losses, the estimated future sales value of inventory, the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting, the recovery of the carrying value of real estate inventories, the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of assets and liabilities assumed in the acquisition of a business, the amount of deferred tax valuation allowance, accounting for uncertain tax positions, the estimate of contingent liabilities related to litigation and other claims and assessments, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) revenue recognition and inventory cost allocation; (ii) the carrying value of completed VOI inventory; (iii) the carrying value of VOIs held for and under development; (iv) allowance for credit and loan losses, including with respect to notes receivable secured by VOIs; (v) the impairment of long-lived assets, including intangible assets; and (vi) the valuation of Bluegreen’s notes receivable which for accounting purposes were treated as having been acquired by BFC during 2009 in connection with our purchase of additional shares of Bluegreen’s common stock at that time.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially and adversely impacted.

Revenue Recognition and Inventory Cost Allocation

Sales of Real Estate

In accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 970-605, Real Estate-Revenue Recognition,  Bluegreen recognizes revenue on VOI sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and Bluegreen has completed substantially all of its obligations with respect to any development related to the real estate sold.  Bluegreen believes that it uses a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold.  See the further discussion of Bluegreen’s policies regarding the estimation of credit losses on Bluegreen’s notes receivable below.  Should Bluegreen become unable to reasonably estimate the collectibility of its receivables, Bluegreen may have to defer the recognition of sales and its results of operations could be negatively impacted.  Under timeshare accounting rules, the buyer’s minimum cash down payment towards the purchase of Bluegreen’s VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price.  If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments, to meet the 10% threshold.  Changes to the quantity, type or value of sales incentives that Bluegreen provides to buyers of its VOIs may increase the number of VOI sales being deferred or extend the period during which a sale is deferred, which could materially adversely impact Bluegreen’s results of operations.

In cases where construction and development on Bluegreen-owned resorts has not been substantially completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting.  Should Bluegreen’s estimates of the total anticipated cost of completing any of its projects increase, Bluegreen may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, which could materially adversely impact its results of operations.

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

Fee-Based Sales Commissions and Other Revenue

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

Guests complete stays at the resorts.  Rental and sampler program proceeds are classified as a reduction to “Cost of other fee-based services” in the consolidated statements of operations and comprehensive income.

(1)

In connection with Bluegreen’s management of the property owners’ associations, among other things, Bluegreen acts as agent for the property owners’ association to operate the resort as provided under the management agreement.  In certain cases, the personnel at the resorts are Bluegreen employees.  The property owners’ association bears all of the economic costs of such personnel and generally pay Bluegreen in advance of, or simultaneously with, the payment of payroll. In accordance with reporting revenues gross versus net, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

Carrying Value of Completed VOI Inventory - Bluegreen carries its completed VOIs at the lower of i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or ii) estimated fair value, less costs to sell.

Carrying Value of VOIs Held for Development, Under Development and Long-Lived Assets  - Bluegreen evaluates the recovery of its long-lived assets, and Bluegreen’s real estate properties under development or held for development, if certain trigger events occur.  If the estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair value.

Allowance for Credit and Loan Losses

Allowance for Credit Losses on Bluegreen’s VOI Notes Receivable - Bluegreen records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time Bluegreen recognizes a VOI sale.  Bluegreen estimates uncollectible VOI notes receivable based on historical uncollectibles for similar VOI notes receivable over the applicable historical period, using a technique referred to as a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes.

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

Allowance for Loan Losses-BBX Capital - BBX Capital’s allowance for loan losses is maintained at an amount that is believed by its management to be a reasonable estimate of probable losses inherent in BBX Capital’s loan portfolio as of the date of the financial statements presented. BBX Capital has developed policies and procedures for evaluating its allowance for loan losses which considers all information available.  However, BBX Capital relies on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from its estimates and judgments, the allowance for loan losses may decrease or increase significantly and the amount of losses actually realized in BBX Capital’s loan portfolio could be significantly higher or lower.  There was no allowance for loan losses at BBX Capital as of December 31, 2015.  BBX Capital’s loans receivable as of December 31, 2015 was $34.0 million and were primarily collateralized by real estate.  Declines in real estate market condition in geographical areas where BBX Capital’s collateral is located may result in material changes to BBX Capital’s allowance for loan losses.

In June 2015, BBX Capital transferred its small business, residential and second-lien consumer loans from loans held-for-sale to loans receivable measured at the lower of cost or fair value at the transfer date.  The difference between the carrying amount of the loans and the fair value was recognized as a discount.  The discount on the transferred loans was greater than the calculated allowance for loan loss.  As a consequence there was no allowance for loan losses assigned to these loans as of December 31, 2015.

Commercial loans were evaluated individually and were either written down to the fair value of the collateral or based on the primary source of repayment and pier group analysis management determined no allowance for loan losses should be assigned to the commercial loan portfolio.

Valuation allowances or charge downs on collateral dependent loans and the fair value of loans held-for-sale are established using BBX Capital’s management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows. The outstanding balance of BBX Capital’s collateral dependent loans and loans held-for-sale was $9.6 million and $21.4 million, respectively, as of December 31, 2015.

These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows.  Most of BBX Capital’s loans do not have an observable market price, and an estimate of the collection of contractual cash flows is based on the judgment of management. BBX Capital generally utilizes broker price opinions and third party appraisals to assist in determining the fair value of collateral.  The appraisers or brokers use professional judgment in determining the fair value of the collateral. It is likely that the results would materially differ if different assumptions or conditions were to prevail.  As a consequence of the estimates and assumptions required to calculate the valuation allowance, charge downs on collateral dependent loans or the fair value of loans held-for-sale, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.

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

Impairment of Long Lived Assets

Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Real estate held-for-sale is also reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period.  Changes in circumstances and the estimates of future cash flows, as well as evaluating estimated lives of long-lived assets, are subjective and involve a significant amount of judgment.  A change in the estimated life of a long-lived asset may substantially change depreciation or amortization expense in subsequent periods.  Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques using Level 3 unobservable inputs. Long-lived assets subject to the above impairment analysis include property and equipment, real estate held-for-sale and real estate held-for-investment.

During the years ended December 31, 2015 and 2014, BBX Capital recognized impairment on real estate of $3.6 million and $8.9 million, respectively. BBX Capital generally utilizes broker price opinions and third party appraisals to assist BBX Capital in determining the fair value of real estate.  The appraisers or brokers use professional judgment in determining the fair value of the properties and BBX Capital may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available.  The assumptions used to calculate the fair values are generally Level 3 inputs and are highly subjective and extremely sensitive to changes in market conditions. The assumptions used are representative of assumptions that BBX Capital believes market participants would use in fair valuing these assets contracts, but different assumptions may result in significantly different results.  BBX Capital validates its assumptions by comparing completed transactions with its prior period fair value estimates and BBX Capital may check its assumptions against multiple valuation sources.  BBX Capital’s outstanding balance of real estate held-for-sale, real estate held-for-investment and properties and equipment was $46.3 million, $31.3 million, and $18.1 million, respectively, as of December 31, 2015. The amount ultimately realized upon the sale or operations of these properties may be significantly different than the recorded amounts.  Future events, including volatility in real estate values, may result in additional impairments or recoveries of long-lived assets in the foreseeable future.

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

Intangible assets primarily include management contracts in the amount of $61.3 million and $63.0 million as of December 31, 2015 and 2014, respectively, which were originated in connection with the November 16, 2009 acquisition of a controlling interest in Bluegreen.  Such management contracts are not amortized, but instead are reviewed for impairment at least annually, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The remaining balance in intangible assets consists of approximately $8.9 million of trade names, customer relationships, non-competition agreements and lease premiums that were initially recorded at fair value and are amortized on a straight-line basis over their respective estimated useful lives ranging from 4 years to 20 years.

Acquired Notes Receivable

During November 2009, BFC acquired additional shares of Bluegreen’s common stock which resulted in BFC having a controlling interest in Bluegreen.  In connection with such transaction, BFC was deemed under applicable accounting guidance to have acquired certain of Bluegreen’s assets, including a pool of notes receivable consisting principally of homogenous consumer timeshare loans originated by Bluegreen.  Consistent with the accounting guidance, BFC has elected an accounting policy based on expected cash flows, which includes guidance on maintaining the integrity of a pool of multiple loans accounted for as a single asset.  The loans have common risk characteristics as defined in the accounting guidance, Loans and Debt Securities with Deteriorated Credit Quality, including similar risk ratings, as defined and monitored by risk rating agencies, term, purpose and collateral type (VOIs).  The Company evaluates the pool of loans accounted for as a single asset for indications of impairment. Purchased loans are considered to be impaired if it is not expected that all contractually required cash flows will be received due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.

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

Off Balance Sheet Arrangements and Contractual Obligations

Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. At December 31, 2015 and 2014, Woodbridge had no surety bond accruals related to these surety bonds; however, in the event that the obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $2.2 million plus costs and expenses in accordance with the surety indemnity agreements. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. No reimbursements were made under the indemnity agreements during the years ended December 31, 2015 or 2014.

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

Woodbridge, which is owned 54% by BFC and 46% by BBX Capital, may be subject to interest rate risk on its long term debt. As of December 31, 2015, Woodbridge had variable interest rate debt of approximately $85.0 million.  The variable interest rates are based upon the prevailing 3-month LIBOR rates. For variable rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. If interest rates were to increase one percentage point, the effect on interest expense related to Woodbridge’s variable-rate debt would be an annual increase of approximately $850,000, based on December 31, 2015 balances.

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

The Company’s results, particularly with respect to the Bluegreen and BBX reporting segments, are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.  Changes in interest rates can impact the net interest income recognized by BBX Capital and Bluegreen along with the valuation of their respective assets and liabilities, as well as Woodbridge’s indebtedness at its parent company level.

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

Interest Rate Risk

As of December 31, 2015, Bluegreen had fixed interest rate debt of $339.2 million and floating interest rate debt of $282.0 million.  In addition, Bluegreen’s notes receivable were comprised of $524.0 million of fixed rate notes and $2.3 million of notes bearing floating interest rates.  The floating interest rates are generally based either upon the prevailing prime or LIBOR rates.  For floating rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant.  Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase.  If interest rates increased or decreased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be an annual increase or a decrease of $2.8 million, based on December 31, 2015 balances.  A similar change in interest rates would affect the total fair value of Bluegreen’s fixed rate debt by an immaterial amount.  This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes.  Further, in the event of a significant change in interest rates, Bluegreen would likely attempt to take actions to mitigate any exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in Bluegreen’s financial structure.

BBX Capital

BBX Capital’s market risk consists primarily of equity pricing risk and secondarily interest rate risk of real estate assets. The majority of BBX Capital’s assets are investments in unconsolidated real estate companies, real estate held-for-investment or held-for-sale and loans secured by real estate. BBX Capital’s financial condition and earnings are significantly affected by changes in real estate values in the markets where the real estate or real estate collateral is located and changes in interest rates which affects the affordability of real estate.  As a result, BBX Capital is exposed to equity pricing and interest rate risk in the real estate market.

BBX Capital is also subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain pound as a result of the operations of Renin.  The assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar or Great Britain pound.  As of December 31, 2015, BBX Capital has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BFC FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms:
Independent Report of Grant Thornton LLP ……………………………….……………………………..…….....	F-2
Independent Report of PricewaterhouseCoopers LLP ……………………………….……………….……………	F-3

Financial Statements:

Consolidated Statements of Financial Condition as of December 31, 2015 and 2014 ……………………….………	F-4

Consolidated Statements of Operations and Comprehensive Income for each of the years
in the three year period ended December 31, 2015 …………………………………………………….………	F-5

Consolidated Statements of Changes in Equity for each of the years in the three year period
ended December 31, 2015 ……………………………………………………………………………...………	F-6

Consolidated Statements of Cash Flows for each of the years in the three year period
ended December 31, 2015 …………………………………………………………………………...…………	F-7

Notes to Consolidated Financial Statements ……………………………………………………………...…………	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BFC Financial Corporation

We have audited the accompanying consolidated balance sheet of BFC Financial Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2015. Our audit of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BFC Financial Corporation and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/Grant Thornton LLP

Fort Lauderdale, Florida

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BFC Financial Corporation:

In our opinion, the consolidated statements of financial condition as of December 31, 2014 and the related consolidated statements of operations and  comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of the two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

March 16, 2015

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2015	2014

ASSETS
Cash and cash equivalents ($4,993 in 2014 held by variable
interest entities ("VIEs"))	$198,905	279,437
Restricted cash ($25,358 in 2015 and $31,554 in 2014 held by VIEs)	59,365	54,620
Loans held-for-sale ($35,423 in 2014 held by VIEs)	21,354	35,423
Loans receivable, net (including $18,972 in 2014 held in VIE)	34,035	26,844
Notes receivable, net ($280,841 and $293,950 in VIE in 2015 and 2014, respectively)	415,598	424,267
Inventory	220,929	195,388
Real estate held-for-investment ($19,945 in 2014 held by VIEs)	31,290	76,552
Real estate held-for-sale ($13,745 in 2014 held by VIEs), net	46,338	41,733
Investments in unconsolidated real estate joint ventures	42,962	16,065
Property and equipment, net ($7,561 in 2014 held by VIEs)	90,020	89,051
Goodwill and intangible assets, net	77,789	79,730
Other assets ($404 in 2015 and $1,165 in 2014 held by VIEs)	111,113	92,186
Total assets	$1,349,698	1,411,296

LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($12,348 in 2014 held by VIEs)	$-	12,348
Receivable-backed notes payable - recourse	89,888	92,129
Receivable-backed notes payable - non-recourse (held by VIEs)	318,929	320,275
Notes and mortgage notes payable and other borrowings	123,005	107,984
Junior subordinated debentures	152,307	150,038
Deferred income taxes	8,594	92,609
Shares subject to mandatory redemption	13,098	12,714
Accounts payable	25,976	20,421
Deferred income	28,847	25,057
Other liabilities ($12,602 in 2014 held by VIEs)	106,148	131,015
Total liabilities	866,792	964,590

Commitments and contingencies (See Note 15)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 73,211,519 in 2015 and 73,307,012 in 2014	732	733
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 11,346,336 in 2015 and 10,168,105 in 2014	113	102
Additional paid-in capital	143,231	142,058
Accumulated earnings	232,134	109,660
Accumulated other comprehensive income	616	353
Total BFC Financial Corporation equity	376,826	252,906
Noncontrolling interests	106,080	193,800
Total equity	482,906	446,706
Total liabilities and equity	$1,349,698	1,411,296

See Notes to Consolidated Financial Statements

BFC Financial Corporation
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues
Sales of VOIs	$259,236	262,334	261,439
Fee-based sales commission revenue	173,659	144,239	91,859
Other fee-based services revenue	97,539	92,089	80,125
Trade sales	84,284	74,083	10,243
Interest income	88,765	86,492	106,271
Net gains on sales of assets	31,092	5,527	6,728
Other revenue	5,632	7,422	7,098
Total revenues	740,207	672,186	563,763

Costs and Expenses
Cost of sales of VOIs	22,884	30,766	32,607
Cost of other fee-based services	60,942	56,941	52,817
Cost of trade sales	62,707	54,682	7,860
Interest expense	40,408	47,402	50,621
Recoveries from loan losses	(13,457)	(7,155)	(43,865)
Impairments of assets	287	7,015	4,708
Litigation settlement	36,500	-	-
Selling, general and administrative expenses	466,700	421,649	361,958
Total costs and expenses	676,971	611,300	466,706

Equity in losses of unconsolidated
real estate joint ventures	(1,565)	(573)	(30)
Foreign exchange loss	(1,038)	(715)	(357)
Other income, net	4,050	4,780	228
Income before income taxes	64,683	64,378	96,898
Benefit (provision) for income taxes (See Note 14)	76,596	(37,073)	(26,141)
Net income	141,279	27,305	70,757
Less: Net income attributable to noncontrolling interests	18,805	13,455	41,694
Net income attributable to BFC	$122,474	13,850	29,063

Basic earnings per share	$1.41	0.16	0.35
Diluted earnings per share	$1.40	0.16	0.35
Basic weighted average number of common
shares outstanding	87,022	84,502	83,202
Diluted weighted average number of common and
common equivalent shares outstanding	87,208	84,761	84,624

Net income	$141,279	27,305	70,757
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale
net of taxes of $16 for 2015	(10)	59	69
Foreign currency translation adjustments	353	89	16
Other comprehensive income, net of tax	343	148	85
Comprehensive income, net of tax	141,622	27,453	70,842
Less: Comprehensive income attributable
to noncontrolling interests	18,885	13,490	41,700
Total comprehensive income attributable to BFC	$122,737	13,963	29,142

See Notes to Consolidated Financial Statements

BFC Financial Corporation
Consolidated Statements of Changes in Equity
For Each of the Years in the Three Year Period Ended December 31, 2015
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2012	70,309	6,860	$703	69	231,287	66,747	161	298,967	208,822	507,789
Net income	-	-	-	-	-	29,063	-	29,063	41,694	70,757
Other comprehensive income	-	-	-	-	-	-	79	79	6	85
Subsidiaries' capital transactions	-	-	-	-	(904)	-	-	(904)	2,432	1,528
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(8,575)	(8,575)
BBX Capital's investment in Woodbridge attributable to noncontrolling interests	-	-	-	-	(6,309)	-	-	(6,309)	6,309	-
Bluegreen merger attributable to noncontrolling interests	-	-	-	-	67,713	-	-	67,713	(67,713)	-
Consideration paid in connection with Bluegreen merger	-	-	-	-	(149,212)	-	-	(149,212)	-	(149,212)
Issuance of Common Stock from exercise of options	131	477	2	4	243	-	-	249	-	249
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(564)	-	(6)	-	(1,477)	-	-	(1,483)	-	(1,483)
Share-based compensation	-	-	-	-	1,258	-	-	1,258	-	1,258
Balance, December 31, 2013	71,265	7,337	$713	73	142,585	95,810	240	239,421	182,975	422,396
Net income	-	-	-	-	-	13,850	-	13,850	13,455	27,305
Other comprehensive income	-	-	-	-	-	-	113	113	35	148
Subsidiaries' capital transactions	-	-	-	-	500	-	-	500	3,258	3,758
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(5,923)	(5,923)
Conversion of Common Stock from Class B to Class A	474	(474)	4	(4)	-	-	-	-	-	-
Issuance of Common Stock from exercise of options	1,219	212	12	2	573	-	-	587	-	587
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(1,040)	-	(10)	-	(4,079)	-	-	(4,089)	-	(4,089)
Issuance of restricted Class B Common Stock	-	3,093	-	31	(31)	-	-	-	-	-
Share-based compensation	-	-	-	-	2,524	-	-	2,524	-	2,524
Balance, December 31, 2014	73,307	10,168	$733	102	142,058	109,660	353	252,906	193,800	446,706
Net income	-	-	-	-	-	122,474	-	122,474	18,805	141,279
Other comprehensive income	-	-	-	-	-	-	263	263	80	343
Subsidiaries' capital transactions	-	-	-	-	1,904	-	-	1,904	1,039	2,943
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(14,059)	(14,059)
BFC's tender offer of BBX Capital attributable to noncontrolling interest	-	-	-	-	92,763	-	-	92,763	(92,763)	-
Acquisition of BBX Capital's Class A Common Stock in connection with tender offer					(95,424)			(95,424)	-	(95,424)
Conversion of Common Stock from Class B to Class A	40	(40)	-	-	-	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(1,549)	-	(15)		(4,439)	-	-	(4,454)	-	(4,454)
Issuance of Common Stock from exercise of options	25	-	-	-	10	-	-	10	-	10
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Issuance of BFC Common Stock in exchange for BBX Capital Common Stock pursuant to the share exchange agreement	-	1,218		11	811	-	-	822	(822)	-
Share-based compensation	-	-	-	-	5,562	-	-	5,562	-	5,562
Balance, December 31, 2015	73,212	11,346	$732	113	143,231	232,134	616	376,826	106,080	482,906

See Notes to Consolidated Financial Statements

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$141,279	27,305	70,757

Adjustment to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses and asset impairments, net	(13,233)	(1,470)	(39,157)
Provision for notes receivable allowances	42,063	40,164	54,309
Depreciation, amortization and accretion, net	10,511	9,399	4,563
Share-based compensation expense	5,562	2,524	1,258
Share-based compensation expense of subsidiaries	5,472	3,703	2,662
(Gains) loss on disposal of property and equipment	(163)	571	(25)
Gains on sales of real estate and loans held-for-sale	(31,048)	(5,285)	(4,761)
Gain on bargain purchase	(254)	(1,237)	(1,001)
Equity in losses (earnings) of unconsolidated real estate
joint ventures	1,565	573	30
(Decrease) increase in deferred income tax	(84,329)	12,707	19,624
Interest accretion on shares subject to mandatory redemption	1,134	1,102	1,261
(Increase) decrease in restricted cash	(2,094)	10,665	(10,950)
(Increase) decrease in inventory	(15,685)	19,048	2,791
Decrease in accrued interest receivable	25	177	1,269
Increase in other assets	(13,539)	(3,394)	(9,559)
Increase in notes receivable	(34,538)	(9,820)	(24,209)
(Decrease) increase in other liabilities	(16,473)	2,405	6,317
Net cash (used by) provided by operating activities	$(3,745)	109,137	75,179

			(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013

Investing activities:
Increase in restricted cash and cash equivalents	(2,651)	-	-
Distributions from unconsolidated real estate joint ventures	510	273	163
Investments in unconsolidated real estate joint ventures	(9,687)	(10,074)	(1,354)
Issuance of notes receivable to preferred shareholders	-	-	(5,013)
Repayment of loans receivable, net	30,170	42,298	136,136
Proceeds from the sale of loans receivable	68	9,497	3,490
Proceeds from sales of real estate held-for-sale	72,154	33,240	31,365
Proceeds from contribution of real estate to
unconsolidated real estate joint ventures	701	4,086	-
Improvements to real estate held-for-investment	(20,032)	(4,242)	(6,063)
Purchases of real estate held-for-sale	(10,667)	-	-
Purchases of property and equipment	(12,810)	(19,453)	(12,760)
Proceeds from the sale of property and equipment	372	164	5,889
Cash paid for acquisitions, net of cash received	(10)	(8,844)	(15,413)
Acquisition of BBX Capital Class A shares	(95,424)	-	-
(Increase) decrease from other investing activities	(807)	627	3,774
Net cash (used in) provided by investing activities	$(48,113)	47,572	140,214

Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	(12,348)	(56,169)	(128,360)
Repayments of notes, mortgage notes payable and other borrowings	(253,615)	(164,074)	(169,675)
Proceeds from notes, mortgage notes payable and other borrowings	262,900	137,274	235,499
Payments for debt issuance costs	(3,830)	(1,822)	(6,363)
Consideration paid in connection with the Bluegreen merger	-	-	(149,212)
Payment of interest on shares subject to mandatory redemption	(750)	(750)	(750)
Proceeds from the exercise of BFC stock options	10	586	249
Proceeds from the exercise of subsidiary stock options	-	-	400
Excess tax benefits from share-based compensation	-	2,080	-
Retirement of BFC's common stock	(4,453)	(4,089)	(1,483)
Retirement of subsidiary's common stock	(2,529)	(2,021)	(1,647)
Contributions from noncontrolling interest	-	-	135
Distributions to noncontrolling interest	(14,059)	(5,923)	(8,575)
Net cash used in financing activities	$(28,674)	(94,908)	(229,782)

(Decrease) increase in cash and cash equivalents	(80,532)	61,801	(14,389)
Cash and cash equivalents at beginning of period	279,437	217,636	232,025
Cash and cash equivalents at end of period	$198,905	279,437	217,636

			(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013

Supplemental cash flow information:
Interest paid on borrowings	$35,111	41,665	43,968
Income taxes paid	26,092	26,169	7,215
Income tax refunded	(309)	(86)	(40)

Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate
held-for-sale or real estate held-for-investment	$3,215	21,400	82,177
Loans receivable transferred to property and equipment	-	-	12,834
Loans receivable transferred from loans held-for-sale to loans held-for-investment	7,365	-	1,312
Loans receivable transferred to loans held-for-sale from loans held-for-investment	-	2,299	42,398
Receivable from sale of real estate held-for-sale	10,000	-	-
Real estate held-for-investment transferred to investments
in unconsolidated real estate joint ventures	19,448	1,920	-
Real estate held-for-investment transferred to real
estate held-for-sale	41,751	28,018	-
Increase in real estate held-for-sale from the assumption of
other liabilities		2,879	-
Issuance of BFC common stock in exchange for
BBX Capital Class A Common Stock	822	-
Increase in BFC accumulated other comprehensive
income, net of taxes	263	113	79
BBX Capital's investment in Woodbridge attributable to
noncontrolling interest	-	-	(6,309)
Bluegreen merger attributable to
noncontrolling interest	-	-	67,713
Net (decrease) increase in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	(1,904)	500	(904)

See Notes to Consolidated Financial Statements

BFC Financial Corporation

Notes to Consolidated Financial Statements

1.    Basis of Financial Statement Presentation

BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”)  is a Florida-based holding company.  BFC’s principal holdings include an approximately 81% equity interest in BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries (“BBX Capital”) and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”). Woodbridge owns 100% of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures, and investments in middle market operating businesses.  BBX Capital has acquired companies in the sugar and confectionary industry through its wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and, through a joint venture owned 81% by BBX Capital and 19% by BFC, has acquired the assets of Renin Corporation (“Renin”), a company that manufactures products for the home improvement industry.  BBX Capital also holds the remaining 46% equity interest in Woodbridge not held by BFC.  BFC reports the results of its operations through two segments: Bluegreen and BBX.

BFC consolidates the financial results of the entities in which it has controlling financial interests, including BBX Capital, Woodbridge and Bluegreen.  As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BBX Capital, Woodbridge, and Bluegreen, are not direct obligations of BFC and are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent dividend or distribution by Woodbridge, Bluegreen’s parent company).

Increase in Ownership of Shares of BBX Capital’s Class A Common Stock

On April 30, 2015, the Company completed a cash tender offer pursuant to which it purchased from the shareholders of BBX Capital a total of 4,771,221 shares of BBX Capital’s Class A Common Stock at a purchase price of $20.00 per share, for an aggregate purchase price of approximately $95.4 million.  Prior to the tender offer, the Company owned approximately 51% of the issued and outstanding shares of BBX Capital’s Class A Common Stock and all of the issued and outstanding shares of BBX Capital’s Class B Common Stock.  Collectively, these shares represented an approximately 51% equity interest and 74% voting interest in BBX Capital. The purchase of BBX Capital’s Class A Common Stock in the tender offer increased the Company’s ownership interest to approximately 81% of the issued and outstanding shares of BBX Capital’s Class A Common Stock. The shares of BBX Capital’s Class A Common Stock and Class B Common Stock owned by the Company currently represent an approximately 81% equity interest and 90% voting interest in BBX Capital.  As a result of the increase in BFC’s ownership interest in BBX Capital, BFC, will be filing a consolidated group tax return which will include the operations of BBX Capital, Woodbridge and Bluegreen.  See Note 14 for additional information regarding the Company’s income taxes.

Sale of BankAtlantic

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

Prior to the closing of the BB&T Transaction, BankAtlantic contributed approximately $82 million in cash to CAM and certain non-performing commercial loans, commercial real estate and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to BBX Capital. CAM remains a wholly-owned subsidiary of BBX Capital.

BankAtlantic also contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012.  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BB&T Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations. BBX Capital retained the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR entered into by BBX Capital and BB&T at the closing, BB&T was entitled to hold its 95% preferred interest in the net cash flows of FAR until it recovered $285 million in preference amount plus a priority return of LIBOR + 2.0% per annum on any unpaid preference amount.  On May 6, 2015, BB&T’s preferred interest in FAR was repaid in full and redeemed and FAR became a wholly-owned subsidiary of BBX Capital.

Woodbridge Acquisition of Bluegreen; Settlement of Merger Litigation

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

Several class action lawsuits were brought against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, which challenged the terms of the merger. The plaintiffs, former Bluegreen shareholders, in the lawsuit sought the “fair value” of the shares of Bluegreen’s common stock on behalf of Bluegreen’s minority shareholders. On June 5, 2015, the parties in the action agreed to the settlement of the litigation.  Pursuant to the settlement, Woodbridge paid $36.5 million, which amounts to approximately $2.50 per share, into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger (the “Class”).   Woodbridge used the proceeds from BBX Capital’s repayment of its $11.75 million promissory note to Woodbridge and additional capital contributions from BFC and BBX Capital of $13.4 million and $11.4 million, respectively, based on their respective 54% and 46% ownership interests in Woodbridge to fund the Settlement Fund.  All litigation arising from or relating to the merger was dismissed with prejudice, together with a full release of BFC, Bluegreen, Woodbridge, BBX Capital and others.  BFC, Bluegreen, Woodbridge, BBX Capital and all of the defendants denied and continue to deny that any of them violated any laws or breached any duties to the plaintiffs or Bluegreen’s former shareholders.

2.    Summary of Significant Accounting Policies

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

Use of Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the fair value of assets and liabilities, including those acquired in business combinations, the allowance for loan losses, collateral dependent loans, the valuation of loans held-for-sale, evaluation of intangible and long-lived assets for impairment, valuation of securities, evaluation of securities for impairment and other-than-temporary declines in value, revenue recognition on percent complete projects, the evaluation of real estate assets for impairment, estimated costs to complete construction, estimated future sales value on inventories, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, contingencies and litigation, and accounting for share-based compensation.

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2015.

Cash and Cash Equivalents - Cash equivalents consist of cash, demand deposits at financial institutions, money market funds and other short-term investments with original maturities of 90 days or less.  Cash and cash equivalents are held at various financial institutions located throughout the United States, Canada, and Aruba in amounts exceeding the $250,000 federally insured limit. A significant portion of unrestricted cash is maintained with two banks and, accordingly, is subject to increased credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits are performed to evaluate and attempt to mitigate, if necessary, credit risk.

Restricted Cash - Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale and development contracts, VOI sales and other agreements and include customer deposits on VOI purchases held in escrow accounts and cash collected on pledged/secured notes receivable not yet remitted to lenders.  Restricted funds may be utilized in accordance with the terms of the applicable governing documents.  Restricted cash consists primarily of Bluegreen customer deposits held in escrow accounts and cash collected on pledged/secured notes receivable not yet remitted to lenders.

Loans Receivable - Loans that BBX Capital has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses.  Loans that BBX Capital’s management has the intent to sell are classified as loans held-for-sale and are reported at the lower of aggregate cost or estimated fair value.  Loan origination fees and related direct loan origination costs on loans held-for-sale and premiums and discounts on loans held-for-sale are deferred until the related loan is sold and included in gains and losses upon sale.  Loans are classified as loans held-for-sale when BBX Capital’s management originates loans for resale or when BBX Capital’s management decides to sell loans that were not originated or purchased for sale. Transfers of loans between classifications are recorded at the lower of aggregate cost or estimated fair value at the transfer date.

Allowance for Loan Losses – BBX Capital’s allowance for loan losses reflects its management’s reasonable estimate of probable credit losses inherent in its loan portfolio based on its evaluation of credit risk as of period end.  Loans are charged off against the allowance when BBX Capital’s management believes the loan is not collectible.  Recoveries are credited to the allowance.

The allowance consists of two components. The first component of the allowance is for loans that are individually evaluated for impairment.  BBX Capital’s management evaluates commercial real estate and commercial non-real estate loans greater than $0.5 million for impairment quarterly.  Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific valuation allowance needs to be assigned to the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.  Loans determined to be collateral dependent are measured based on the fair value of the collateral less costs to sell.  Consumer and residential loans past due 120 days or more are also evaluated individually for impairment and measured based on the lower of the estimated  fair value of the loan’s collateral less cost to sell or the carrying value of the loan.

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

Non-accrual and past due loans – BBX Capital’s loans are generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. BBX Capital’s commercial and small business loans may be placed on non-accrual status sooner due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, declines in the ratio of the loan amount to the value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt.  Accordingly, a loan may be placed on non-accrual status even when payments of principal or interest are not currently in default.  When a loan is placed on non-accrual, all accrued interest is reversed against interest income.  BBX Capital’s loans may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms.  BBX Capital’s commercial and small business loans are charged-down if the collection of principal or interest is considered doubtful.  BBX Capital’s consumer and residential real estate loans that are 120 days past due are charged down to the collateral’s fair value less estimated selling costs.

Notes Receivable - Bluegreen’s VOI notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent Bluegreen VOI notes receivable when principal or interest payments are more than 90 days contractually past due, and not resumed until such VOI notes receivable are less than 90 days past due.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit loss.

Bluegreen records an estimate of expected uncollectible VOI notes receivable as a reduction of revenue at the time Bluegreen recognizes a VOI sale.  Bluegreen estimates of uncollectible VOI notes receivable is based on historical uncollectibles for similar VOI notes receivable.  Bluegreen uses a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of the notes.  Bluegreen also considers whether the historical economic conditions are comparable to current economic conditions, as well as variations in underwriting standards.  Additionally, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable.  Bluegreen reviews its allowance for credit losses on at least a quarterly basis.  Bluegreen’s loan origination costs are deferred and recognized over the life of the related notes receivable.

Acquired Notes Receivable – During November 2009, BFC acquired additional shares of Bluegreen’s common stock which resulted in BFC consolidating Bluegreen in its financial statements.  In connection with such transaction, BFC was deemed under applicable accounting guidance to have acquired certain of Bluegreen’s assets, including a pool of notes receivable consisting principally of homogenous consumer timeshare loans originated by Bluegreen.  Consistent with the accounting guidance, BFC has elected an accounting policy based on expected cash flows, which includes guidance on maintaining the integrity of a pool of multiple loans accounted for as a single asset.  The loans have common risk characteristics as defined in the accounting guidance, Loans and Debt Securities with Deteriorated Credit Quality, including similar risk ratings, as defined and monitored by risk rating agencies, term, purpose and collateral type (VOIs).  BFC evaluates the pool of loans accounted for as a single asset for indications of impairment. Acquired notes receivable are considered to be impaired if it is not expected that all contractually required cash flows will be received due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.

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

Trade Receivables  – At December 31, 2015 and 2014 BBX Capital’s trade receivables in the amounts of $13.7 million and $13.4 million, respectively consists of receivables from Renin’s production and sale of home building products and BBX Sweet Holdings’ manufacture and sale of sugar confectioner products.  Trade receivables are recorded at the invoiced amount and do not bear interest.  BBX Capital maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, its management considers historical losses adjusted to take into account current market conditions and the customers' financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  BBX Capital reviews its allowance for doubtful accounts quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  Account balances are charged off against the allowance after all standard means of collection have been exhausted and the potential for recovery is considered remote. Trade receivables are included in other assets in the Company’s consolidated statements of financial condition.

Inventory - The Company’s inventory is primarily comprised of Bluegreen’s completed VOIs, VOIs under construction and land held for future vacation ownership development.  Bluegreen’s completed inventory is carried at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell.  VOI inventory and cost of sales are accounted for under timeshare accounting rules, which define a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales.  Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage - the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable.  Also, pursuant to timeshare accounting rules, Bluegreen does not relieve inventory for VOI cost of sales related to anticipated credit losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

Bluegreen also periodically evaluates the recoverability of the carrying amount of its undeveloped or under development resort properties under the accounting guidelines for Property, Plant and Equipment, which provides guidance relating to the accounting for the impairment or disposal of long-lived assets.  No impairment charges were recorded with respect to VOI inventory during any of the periods presented.

As of December 31, 2015 and 2014, BBX Capital’s inventory consisting of raw materials and finished goods from Renin and BBX Sweet Holdings operations in the amount of $16.3 million and $14.5 million, respectively. These amounts are included in other assets in the Company’s consolidated statements of financial condition. These inventories are measured at the lower of cost or market.  Cost includes all costs of conversions, including materials, direct labor, production overhead, depreciation of equipment and shipping cost.  Raw materials are stated at the lower of approximate cost, on a first-in, first-out basis, and market determined by reference to replacement cost.  Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials.  Finished goods and work in progress are stated at the lower of cost or market determined on a first-in, first-out basis for Renin’s finished goods inventory and on an average cost basis for BBX Sweet Holdings’ finished goods inventory.

Real Estate Held-for-Investment and Real Estate Held-for-Sale – From time to time, BBX Capital takes possession or ownership of real estate through foreclosure of the underlying loan collateral or through the purchase of the real estate from third parties.  When real estate is determined to be held-for-sale, it is recorded at fair value less estimated selling costs and subsequently measured at the lower of cost or estimated fair value. When real estate is determined to be held-for-investment, it is recorded at fair value and in subsequent periods depreciated over its useful life using the straight line method, if applicable.  Impairments required at the time of foreclosure are charged to the allowance for loan losses.  Expenditures for capital improvements are generally capitalized.  Valuation allowance adjustments are made to reflect any subsequent declines in fair values.  The costs of holding real estate are charged to real estate operating expenses as incurred.  Changes in the real estate valuation allowance are recorded as asset (recoveries) impairments in the statement of operations.

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

BBX Capital recognizes earnings or losses on certain equity method investments based on the hypothetical liquidation at book value (“HLBV”) method.  Under the HLBV method, earnings or losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date.  The HLBV method is used to calculate earnings or losses for equity method investments when the contractual cash disbursements are different than the investors’ equity interest.

The Company reviews its equity and cost method investments on an ongoing basis for indicators of other-than-temporary impairment.  This determination requires significant judgment in which the Company evaluates, among other factors, the fair market value of the investments, general market conditions, the duration and extent to which the fair value of the investment is less than cost, and the Company’s intent and ability to hold the investment until it recovers.  The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, rating agency actions, changes in operations and financing cash flow factors.  If a decline in the fair value of the investment is determined to be other-than-temporary, an impairment charge is recorded to reduce the investment to its fair value and a new cost basis in the investment is established.

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

The assumptions developed and used by management to evaluate impairment are subjective and involve significant estimates, and are subject to increased volatility due to uncertain market conditions.

Long-lived assets to be abandoned are considered held and used until disposed.  The carrying value of a long-lived asset to be abandoned is depreciated over its shortened depreciable life when a plan to abandon the asset is committed to before the end of its previously estimated useful life.  Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less estimated selling costs. Depreciation (amortization) ceases with respect to long-lived assets upon their classification as assets held for sale.

Goodwill and Intangible Assets – Goodwill is recorded at the acquisition date of a business.  The Company tests goodwill for potential impairment annually on December 31 or during interim periods if impairment indicators exist.  The Company first assesses qualitatively whether it is necessary to perform the two-step goodwill impairment test.  The two-step test is performed when it is more-likely-than-not that the reporting unit’s goodwill fair value is less than its carrying amount.  The Company evaluates the following factors in its qualitative assessment: macroeconomic conditions, market considerations, cost factors, financial performance and events affecting the reporting unit.

If the Company concludes from the qualitative assessment that further testing is required, the Company performs the two-step goodwill impairment test.  The first step of the goodwill impairment test is used to identify potential impairment. This step compares the fair value of a reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not necessary. If the fair value of the reporting unit is less than the carrying value, then the second step of the test is used to measure the amount of goodwill impairment, if any, in the reporting unit. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The implied goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.

Intangible assets consist primarily of indefinite lived management contracts recognized upon the consolidation of Bluegreen during November 2009.  The remaining balance in intangible assets consisted of trade names, customer relationships, non-competition agreements and lease premiums that were initially recorded at fair value and are amortized on a straight-line basis over their respective estimated useful lives.

Indefinite lived intangible assets are not amortized and are tested for impairment on at least an annual basis, or more frequently if events and circumstances indicate that the indefinite lived intangible assets may be impaired. The Company evaluates indefinite lived intangible assets for impairment by first qualitatively considering relevant events and circumstances to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is greater than it carrying value than the indefinite-lived intangible asset is not impaired.  If the Company concludes that further testing is required, the Company calculates the fair value of the indefinite-lived intangible asset and compares the fair value to the carrying value.  If the fair value of the indefinite-lived intangible asset is less than the carrying value, an impairment is recognized for the difference.

Amortizable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The carrying amount of an intangible asset is not considered recoverable when the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the intangible asset.  The impairment is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value.

Fair value is generally established using the discounted cash flow methodology.  The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit.  The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows.  A five year period was generally used to compute discounted cash flow values.  The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the forecast of future cash flows.

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

Under timeshare accounting rules, the calculation of the adequacy of a buyer’s commitment for the sale of VOIs requires that cash received towards the purchase of Bluegreen VOIs be reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentives provided, the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments, to meet the 10% threshold. Changes to the quantity, type, or value of sales incentives that Bluegreen provides to buyers of its VOIs may result in additional VOI sales being deferred or extend the period during which a sale is deferred.

In cases where construction and development on Bluegreen-owned resorts has not been substantially completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting. Should Bluegreen’s estimates of the total anticipated cost of completing any of its projects increase, Bluegreen may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of Bluegreen’s sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred. Conversely, incremental revenues in excess of incremental carrying costs are recorded as a reduction to the carrying cost of VOI inventory.  Incremental carrying costs include costs that have been incurred by Bluegreen during the holding period of unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory.  During each of the years presented, all of Bluegreen’s rental revenue and sampler revenue earned was recorded as an offset to cost of other fee-based services as such amounts were less than the incremental carrying cost.

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

Rental and sampler program

Guests complete stays at the resorts.  Rental and sampler program proceeds are classified as a reduction to “Cost of other fee-based services” in the consolidated statements of operations and comprehensive income.

(1)

In connection with Bluegreen’s management property owners’ associations, Bluegreen acts as agent for the property owners’ association to operate the resort as provided under the management agreements.  In certain cases, the personnel at the resorts are Bluegreen employees.  The property owners’ association bears all of the economic costs of such personnel and generally pay Bluegreen in advance of, or simultaneously with, the payment of payroll.  In accordance with the accounting guidance for reporting revenues gross versus net, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

Bluegreen’s cost of other fee-based services consists of the costs associated with the various activities described above, as well as developer subsidies and maintenance fees on Bluegreen’s unsold VOIs.

BBX Capital’s gains and losses from the sales of real estate and the transfer of real estate to joint ventures are recognized when the sales are closed and title passes to the buyer, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the buyer’s receivable, if applicable, is not subject to future subordination and BBX Capital does not have substantial continuing involvement with the property.  BBX Capital’s revenues are recognized on trade sales when products are shipped and the customer takes ownership and assumes the risk of loss. BBX Capital’s revenues from interest income are recognized on accruing loans when BBX Capital’s management determines that it is probable that all of the principal and interest will be collected in accordance with the loan’s contractual terms.  Interest income is recognized on BBX Capital’s non-accrual loans on a cash basis. BBX Capital’s revenues from real estate operations are generally rental income from properties under operating leases.  Rental income is recognized as rents become due and rental payments received in advance are deferred until earned.

Deferred Income - Bluegreen defers VOI revenue, net of direct incremental selling expenses, for sales for which the legal rescission period has expired but the required revenue recognition criteria described above has not been met. Additionally, in connection with Bluegreen’s sampler program, Bluegreen defers revenue, net of direct incremental selling expenses, for guest stays not yet completed.

Deferred Financing Costs - Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are capitalized and amortized to interest expense over the terms of the related financing arrangements.

Advertising –Bluegreen expenses advertising costs, which are primarily marketing costs, as incurred.  Advertising expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  Bluegreen has entered into marketing arrangements with various third parties.  For the year ended December 31, 2015, sales of VOIs to prospects and leads generated by one marketing arrangement accounted for over 20% of VOI sales volume.  There can be no guarantee that Bluegreen will be able to maintain this agreement in accordance with its terms or extend or renew these agreements on similar terms, or at all.

Income Taxes – BFC and its subsidiaries in which BFC owns 80% or more of the subsidiary’s outstanding equity file a consolidated U.S. Federal and Florida income tax return.  Other than Florida, the Company and its subsidiaries file separate state income tax returns for each jurisdiction.  Subsidiaries in which the Company owns less than 80% of the outstanding equity are not included in the Company’s consolidated U.S. Federal or Florida state income tax return.  For years prior to December 31, 2015, the Company, BBX Capital and Bluegreen filed separate tax returns with the internal revenue service as the Company owned less than 80% of BBX Capital’s outstanding equity.  As a result of the increase in the Company’s ownership interest in BBX Capital due to the purchase of additional shares of BBX Capital’s Class A Common Stock in the above-described tender offer, BFC will be filing a consolidated group tax return which will include the operations of BBX Capital, Woodbridge and Bluegreen for the year ended December 31, 2015. See Note 14 for additional information regarding income taxes.

The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences.  Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition.  The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date.  A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized.  If a valuation allowance is needed, a subsequent change in circumstances that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance. Additionally, taxable temporary differences that originate from a business combination could result in deferred tax valuation allowance reversals.

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

Noncontrolling Interests  – Noncontrolling interests reflect third parties’ ownership interests in entities that are consolidated in BFC’s financial statements, but less than 100% owned by BFC. Generally accepted accounting principles require that a noncontrolling interest (minority interest) be recognized as equity in the consolidated financial statements and itemized separately from the parent’s equity. In accordance with applicable guidance, a change in BFC’s ownership interest in a subsidiary is treated as an equity transaction if BFC retains its controlling financial interest.

Accounting for Loss Contingencies – Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing net income allocable to common stock by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed in the same manner as basic earnings per share, but it also reflects potential dilution that could occur if options to acquire common shares or restricted stock awards of the Company were exercised or vest. Common stock options and restricted stock awards, if dilutive, are considered in the weighted average number of dilutive common shares outstanding based on the treasury stock method.  Diluted earnings per share also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock.  The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Accounting Standards Update Number 2016-02 – Leases (Topic 845).  This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases.  The liability will be equal to the present value of lease payments.  The asset will generally be based on the liability. For income statement purposes operating leases will result in straight-line expense and finance leases will result in expenses similar to current capital leases.   The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2016-01 –– Financial Instruments – Overall (Topic 825) – Recognition and Measurement of Financial Assets and Financial Liabilities.  This update requires all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to generally be measured at fair value through earnings.  The update eliminates the available-for-sale classification for equity securities with readily determinable fair values and the cost method for equity investments without readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment.  This update also simplifies the impairment assessment for equity investments and requires the use of the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the requirements of this update and has not yet determined the impact it may have on the Company’s consolidated financial statements.

Accounting Standards Update Number 2015-16 –– Business Combinations – Imputation of Interest (Topic 805) – Simplifying the Accounting Measurement-Period Adjustments.  This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The acquirer is required to record, in the same period’s financial statements, the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  We do not expect the adoption of this update on January 1, 2016 to have a material impact on the Company’s consolidated financial statements.

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

Accounting Standards Update Number 2015-05 –– Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The standard became effective for annual and interim reporting periods beginning after December 15, 2015.  We do not expect the adoption of this update on January 1, 2016 to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2015-03  – Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.   This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  ASU 2015-15 amended this update and permits presentation of line of credit debt issuance costs as an asset with amortization over the term of the line of credit, regardless of whether there are any outstanding borrowings on the line of credit.  This standard is effective for annual and interim reporting periods beginning after December 15, 2015.  We do not expect the adoption of this update on January 1, 2016 to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2015-02  – Consolidation (Subtopic 810):  Amendments to Consolidation Analysis.  This guidance makes targeted amendments to the consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance.  This standard is effective for annual and interim reporting periods beginning after December 15, 2015.  We do not expect the adoption of this update on January 1, 2016 to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The guidance requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United States auditing standards.  The standard is effective for annual and interim reporting periods beginning after December 15, 2016.  Early application is permitted.  The Company is currently evaluating the requirements of this update and has not yet determined the impact it may have on the Company's consolidated financial statements.

Accounting Standards Update Number 2014-09 –  Revenue Recognition (Topic 606): Revenue from Contracts with Customers. This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  It also requires disclosures designed to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This accounting guidance update will replace most existing revenue recognition guidance in GAAP.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the requirements of this update and has not yet determined its adoption date, adoption method or the impact it may have on the Company's consolidated financial statements.

3.    Acquisitions

2015 Acquisitions

In April 2015, BBX Sweet Holdings, a wholly-owned subsidiary of BBX Capital, acquired the assets of Kencraft Confections, LLC (“Kencraft”) for $1.4 million.  The purchase consideration was funded by a $995,000 note payable to a financial institution and a $400,000 promissory note to the seller.  Kencraft is a Utah based manufacturer of hard candies and icing decorations.  Business combination disclosures required by Topic 805-10-50 for the Kencraft asset acquisition are not included in these notes to the consolidated financial statements as the Kencraft asset acquisition was not considered material to the Company’s consolidated financial statements.  BBX Capital recognized a $254,000 bargain gain from the acquisition of Kencraft and incurred $0.1 million of acquisition related costs.

2014 Acquisitions

In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections (“Anastasia”) for $11.4 million.  Founded in 1984 and headquartered in an 80,000 square foot production facility in Orlando, Florida, Anastasia manufactures gourmet coconut and chocolate candy, salt water taffy, and other chocolate gift products.  The purchase consideration included cash of $4.2 million and a $7.5 million promissory note. The promissory note was recorded at a $0.3 million discount to reflect the fair value of the promissory note at the acquisition date.

In July 2014, BBX Sweet Holdings acquired Helen Grace Chocolates (“Helen Grace”), a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles.  In a separate transaction during July 2014, BBX Sweet Holdings acquired Jer’s Chocolates (“Jer’s”), a California based distributor of peanut butter chocolate products internationally and in the United States.  In January 2014, BBX Sweet Holdings acquired Williams and Bennett, including its brand Big Chocolate Dipper. Williams and Bennett is headquartered in Boynton Beach, Florida and is a manufacturer of chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands. The aggregate purchase consideration for the Williams and Bennett, Helen Grace, and Jer’s acquisitions included cash of $4.6 million and holdback amounts of $0.7 million. The holdback amounts are intended to satisfy any indemnification claims made by BBX Sweet Holdings against a seller pursuant to the purchase agreements.

The following tables summarize the fair value of the assets acquired and liabilities assumed from Anastasia at the acquisition date (in thousands):

Fair value of identifiable assets acquired and liabilities assumed:
Trade receivables	$483
Inventories	1,338
Properties and equipment	1,873
Identifiable intangible assets (1)	3,410
Deferred tax liabilities	(1,589)
Other liabilities	(421)
Fair value of identifiable net assets	5,094
Goodwill	6,337
Purchase consideration	$11,431

(1)	Identifiable intangible assets consisted primarily of $1.9 million and $1.5 million of trademarks and customer relationships, respectively.

BBX Capital incurred $0.1 million of acquisition related costs in connection with the Anastasia acquisition.  The acquisition related costs are included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2014.

The amount of revenues and net income from Anastasia included in the consolidated statement of operations for the year ended December 31, 2014 was $2.1 million and $268,000, respectively.  The Anastasia net income excludes acquisition related costs and is from the date of acquisition (October 1, 2014) through December 31, 2014.

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

The following tables summarize the fair value of the assets acquired and liabilities assumed from Williams and Bennett, Helen Grace and Jer’s at the respective acquisition dates (in thousands):

Fair value of identifiable assets acquired and liabilities assumed:
Trade receivables	$49
Inventories	3,284
Properties and equipment	1,329
Identifiable intangible assets	2,738
Other assets	416
Notes payable	(186)
Deferred tax liabilities	(1,742)
Other liabilities	(602)
Fair value of identifiable net assets	5,286
Goodwill	1,264
Purchase consideration	(5,313)
Bargain purchase gain	$1,237

(1)	Identifiable intangible assets consisted primarily of $1.2 million and $1.1 million of trademarks and customer relationships, respectively.

BBX Capital incurred $0.4 million of acquisition related costs in connection with these acquisitions.  The acquisition related costs are included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2014.

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

2013 Acquisitions

On October 30, 2013, Renin, through two newly formed subsidiaries, acquired substantially all of the assets and certain liabilities of Renin Corp for approximately $14.5 million (the “Renin Transaction Consideration”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and three manufacturing, assembly and distribution facilities in Canada and the United States.

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

The following tables summarize the purchase consideration for the Hoffman’s acquisition and for the Renin Transaction and the fair value of the assets acquired and liabilities assumed and the net cash outflows from the acquisitions at the acquisition dates (in thousands):

Fair value of identifiable assets acquired and liabilities assumed:
Cash	$1,033
Trade receivables	7,523
Inventories	9,858
Properties and equipment	6,134
Identifiable intangible assets	2,686
Other assets	477
Note payable	(2,493)
Other liabilities	(9,011)
Fair value of identifiable net assets	16,207
Purchase consideration	(15,206)
Bargain purchase gain	$1,001

Purchase consideration	$15,206
Working capital adjustment receivable	1,694
Holdback Amounts	(500)
Discount on Holdback Amount	46
Cash acquired	(1,033)
Net cash outflows from acquisition	$15,413

BBX Capital incurred $1.1 million of acquisition related costs in connection with the acquisitions.  The bargain purchase gain of $1.0 million from the Renin Transaction represents the amount by which the fair value of identifiable net assets acquired exceeded the Renin Transaction Consideration. Management believes that it was able to acquire Renin Corp. for a bargain purchase gain because Renin Corp. was a distressed company.  The acquisition related costs are included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2013.

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

4.    Variable Interest Entities

Bluegreen

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, and are designed to provide liquidity for Bluegreen and to transfer the economic risks and certain benefits of the notes receivable to third parties.  In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable.  Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization.

With each securitization, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of December 31, 2015, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a variable interest entity.  Bluegreen’s analysis includes a review of both quantitative and qualitative factors.  Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and bases its qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements.  Bluegreen also uses its qualitative analysis to determine if Bluegreen must consolidate a variable interest entity as the primary beneficiary.  In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is the primary beneficiary and, therefore, Bluegreen consolidates the entities into its financial statements.  As previously described, BFC consolidates Bluegreen and its consolidated subsidiaries and VIEs into BFC’s consolidated financial statements.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during 2015, 2014 and 2013 were $3.3 million, $4.9 million and $6.7 million, respectively.  Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s consolidated statements of financial condition is set forth below (in thousands):

	December 31,
	2015	2014
Restricted cash	$25,358	$31,554
Securitized notes receivable, net	280,841	293,950
Receivable backed notes payable - non-recourse	318,929	320,275

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

JRG/BBX Development, LLC (“North Flagler”)

In October 2013, an indirect wholly-owned subsidiary of BBX Capital entered into the North Flagler joint venture with JRG USA, and in connection with the formation of the joint venture JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre real estate parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida.  BBX Capital is entitled to receive 80% of any joint venture distributions until it receives the return of its capital investment and 70% of any joint venture distributions thereafter. BBX Capital is the managing member and has control of all aspects of the operations of the joint venture.

BBX Capital analyzed North Flagler’s operating agreement and determined that it was the primary beneficiary of the joint venture and therefore should consolidate North Flagler in its financial statements. This conclusion was based primarily on the determination that BBX Capital absorbs 80% of the losses, is entitled to 70% of the profits and controls all aspects of North Flagler’s operations.

In May 2015, the North Flagler joint venture purchased the 4.5 acre parcel for $10.8 million and on the same day sold the property to a third party developer for $20.0 million.  Included in the consolidated statement of operations in net gains on sales of assets for the year ended December 31, 2015 is a $7.8 million gain on the property sale.  Net sales proceeds in the amount of $2.3 million were distributed to the noncontrolling member.

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in the consolidated statement of financial condition was as follows (in thousands):

December 31,
2014
Cash and cash equivalents	$17
Real estate held-for-investment	816
Other assets	379
Total assets	$1,212
Other liabilities	$116
Noncontrolling interest	$132

5.  BBX Capital’s Loans Held-For-Sale

BBX Capital’s loans-held-for-sale are as follows (in thousands):

	December 31,
	2015	2014
Residential	$21,354	27,331
Second-lien consumer	-	2,351
Small business	-	5,741
Total loans held-for-sale	$21,354	35,423

Loans held-for-sale are reported at the lower of cost or fair value and measured on an aggregate basis.  As of December 31, 2015 and 2014 the lower of cost or fair value adjustment on loans held-for-sale was $1.6 million and $6.4 million, respectively.  BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  BBX Capital transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.

In September 2014, BBX Capital, based on market conditions at that time, decided to sell performing second-lien consumer loans.  BBX Capital charged down these loans $2.7 million to fair value and transferred the loans to held-for-sale in the aggregate amount of $2.3 million.

During the 2013 fourth quarter, management evaluated its residential loan portfolio in light of the general appreciation of residential real estate values during 2013 and decided to transfer first lien residential and consumer loans to loans held-for-sale as of December 31, 2013.  BBX Capital charged down its first lien residential and consumer loan portfolio by $4.1 million and reduced its allowance for loan losses by $1.4 million upon the transfer of first lien residential and consumer loans to loans held-for-sale.

In June 2015, BBX Capital transferred its small business, residential and second-lien consumer loans from loans held-for-sale to loans held-for-investment based on its decision to hold these loans for the foreseeable future as a result of the recent appreciation of real estate values and the improving economic environment.  As a consequence, $2.4 million,  $70,000 and $4.9 million of second-lien consumer, residential and small business loans, respectively, were transferred from loans held-for-sale to loans receivable measured at the lower of cost or fair value on the transfer date.  Any difference between the carrying amount of the loan and its outstanding principal balance was recognized as a discount.  Such loans are included in loans receivable, net of the discount on the consolidated statement of financial condition as of December 31, 2015.

In July 2014, BBX Capital received net proceeds from the sales of its first-lien consumer loan portfolio and certain residential loans of approximately $3.2 million and $6.3 million, respectively.  Included in net gains on the sales of assets for the year ended December 31, 2014 was a $0.6 million gain from the sale of these loans.

As of December 31, 2015, foreclosure proceedings were in process on  $14.1  million principal balance of BBX Capital’s residential loans held-for-sale.

6.    BBX Capital’s Loans Receivable

BBX Capital’s loans receivable portfolio consisted of the following (in thousands):

	December 31,
	2015	2014
Commercial non-real estate	$11,250	1,326
Commercial real estate	16,294	24,189
Small business	4,054	-
Consumer	2,368	2,306
Residential	69	-
Total loans, net of discount	34,035	27,821
Allowance for loan losses	-	(977)
Loans receivable -- net	$34,035	26,844

The underlying collateral for BBX Capital’s real estate loan portfolio was primarily located in Florida at December 31, 2015 and 2014.

As of December 31, 2015, foreclosure proceedings were in process on $0.5 million of BBX Capital’s consumer loans.

The total discount on loans receivable was $3.3 million and $0 as of December 31, 2015 and 2014, respectively.

BBX Capital segregates its loan portfolio into five segments. BBX Capital’s loan segments are: residential loans, commercial real estate loans, commercial non-real estate loans, consumer loans, and small business loans. BBX Capital’s loan segments are described below:

Commercial non-real estate -  represents a $10.0 million unsecured loan made in connection with  the sale of land to a developer and loans secured by general corporate assets of the borrowers’ business.

Commercial real estate - represents loans for acquisition, development and construction of various types of properties including residential, office buildings, retail shopping centers, and other non-residential properties.

Small business – consists of loans originated to businesses in principal amounts that do not generally exceed $2.0 million. The principal source of repayment for these loans is generally from the cash flow of a business.

Consumer - consists of loans to individuals originated through BankAtlantic’s branch network. Consumer loans are generally home equity lines of credit secured by a second mortgage on the primary residence of the borrower.  All collateral secured consumer loans are located in Florida. First-lien consumer loans were transferred to loans held-for-sale as of December 31, 2013 and sold during the year ended December 31, 2014.

Residential – represents loans secured by one to four dwelling units.

Credit Quality Information

BBX Capital monitors delinquency trends, current loan to value ratios, credit scores and general economic conditions in an effort to assess loan credit quality. BBX Capital assesses loan credit quality through accrual and non-accrual loan classifications.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was as follows (in thousands):

	December 31,
Loan Class	2015	2014
Commercial non-real estate	$1,250	1,326
Commercial real estate	9,639	14,464
Small business	4,054	-
Consumer	2,368	1,990
Residential	69	-
Total nonaccrual loans	$17,380	17,780

An age analysis of the past due recorded investment in BBX Capital’s loans receivable as of December 31, 2015 and 2014 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	329	329	10,921	11,250
Commercial real estate	-	-	3,986	3,986	12,308	16,294
Small business	-	205	-	205	3,849	4,054
Consumer	316	138	562	1,016	1,352	2,368
Residential	-	24	42	66	3	69
Total	$316	367	4,919	5,602	28,433	34,035

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	996	1,326
Commercial real estate	-	-	5,458	5,458	18,731	24,189
Consumer	-	227	1,703	1,930	376	2,306
Residential	-	-	-	-	-	-
Total	$-	227	7,491	7,718	20,103	27,821

1)	BBX Capital had no loans that were 90 days or more past due and still accruing interest as of December 31, 2015 or 2014.

The activity in BBX Capital’s allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Allowance for Loan Losses:
Beginning balance	$977	2,713	5,311
Charge-offs :	(1,037)	(7,189)	(10,867)
Recoveries :	13,517	12,608	52,134
Provision:	(13,457)	(7,155)	(43,865)
Ending balance	$-	977	2,713
Ending balance individually evaluated for impairment	$-	-	954
Ending balance collectively evaluated for impairment	-	977	1,759
Total	$-	977	2,713
Loans receivable:
Ending balance individually evaluated for impairment	$12,849	17,045	51,131
Ending balance collectively evaluated for impairment	21,186	10,776	23,808
Total	$34,035	27,821	74,939
Proceeds from loan sales	$68	9,497	3,490
Transfer to loans held-for-sale	$-	2,299	42,398
Transfer from loans held-for-sale	$7,365	-	1,312

Impaired Loans

BBX Capital’s loans are considered impaired when, based on current information and events, BBX Capital believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  For a loan that has been restructured, the actual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated by BBX Capital for commercial and small business loans based on-past payment history, financial strength of the borrower or guarantors and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is established, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan.  Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans are recognized on a cash basis as interest income.   Impaired loans, or portions thereof, are charged off when deemed uncollectible.

BBX Capital’s individually impaired loans as of December 31, 2015 and 2014 were as follows (in thousands):

	As of December 31, 2015			As of December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	735	1,664	735
Total with no allowance recorded	17,380	30,212	-	17,361	35,812	-
Total	$17,380	30,212	-	18,096	37,476	735

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	For the Years Ended December 31,
	2015		2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	837	7
Total with no allowance recorded	22,186	1,299	23,161	1,111
Total	$22,186	1,299	23,998	1,118

BBX Capital’s individually impaired loans and the average recorded investment and interest income recognized on BBX Capital’s impaired loans as of December 31, 2013 were as follows (in thousands):

				For the Year Ended
	As of December 31, 2013			December 31, 2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income

Total with allowance recorded	$3,921	6,700	1,874	4,055	121
Total with no allowance recorded	53,088	88,739	-	55,027	1,478
Total	$57,009	95,439	1,874	59,082	1,599

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

BBX Capital had no commitments to lend additional funds on impaired loans as of December 31, 2015.

7.    Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and Bluegreen’s allowance for credit losses (in thousands):

	December 31,
	2015	2014
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$166,040	162,001
VOI notes receivable - securitized	357,845	361,930
Purchase accounting adjustment	-	(150)
	523,885	523,781
Allowance for credit losses	(110,467)	(102,259)
VOI notes receivable, net	$413,418	421,522
Allowance as a % of VOI notes receivable	21%	20%

Notes receivable secured by homesites: (1)
Homesite notes receivable	$2,427	3,052
Allowance for credit losses	(247)	(307)
Homesite notes receivable, net	$2,180	2,745
Allowance as a % of homesite notes receivable	10%	10%

Total notes receivable
Gross notes receivable	$526,312	526,983
Purchase accounting adjustment	-	(150)
Allowance for credit losses	(110,714)	(102,566)
Notes receivable, net	$415,598	424,267
Allowance as a % of notes receivable	21%	19%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method.  BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of December 31, 2015 and 2014, the outstanding contractual unpaid principal balance of the acquired notes was $47.8 million and $78.2 million, respectively. As of December 31, 2015 and 2014, the carrying amount of the acquired notes was $43.6 million and $70.7 million, respectively.

 The carrying amount of the acquired notes is included in the amounts of notes receivable in the consolidated statements of financial condition at December 31, 2015 and 2014. The following is a reconciliation of accretable yield as of December 31, 2015 and 2014 (in thousands):

Accretable Yield	For the Years Ended December 31,
	2015	2014
Balance, beginning of period	$16,857	31,678
Accretion	(8,479)	(12,562)
Reclassification from (to) nonaccretable yield	655	(2,259)
Balance, end of period	$9,033	16,857

The weighted-average interest rate on Bluegreen’s notes receivable was 15.9%, 16.0% and 15.8% at December 31, 2015, 2014 and 2013, respectively.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on notes receivable secured by VOIs was 16.0%,  16.1% and 15.9% at December 31, 2015, 2014 and 2013, respectively.  Bluegreen’s VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee and Wisconsin.

Future contractual principal payments on Bluegreen’s notes receivables (including homesite notes receivable) during each of the five years subsequent to December 31, 2015 and thereafter are set forth below (in thousands):

December 31, 2015
2016	$76,918
2017	71,775
2018	60,616
2019	53,696
2020	54,141
Thereafter	209,166
$526,312
Allowance for loan losses	(110,714)
Notes receivable, net of allowance	415,598

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

The activity in Bluegreen’s allowance for loan losses (including with respect to notes receivable secured by homesites) was as follows (in thousands):

	For the Years Ended December 31,
	2015	2014
Balance, beginning of period	$102,566	90,592
Provision for credit losses	42,062	40,164
Write-offs of uncollectible receivables	(33,914)	(28,190)
Balance, end of period	$110,714	102,566

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Current	$501,738	500,405
31-60 days	6,889	6,505
61-90 days	4,869	5,361
> 90 days (1)	10,389	11,660
Purchase accounting adjustments	-	(150)
Total	$523,885	523,781

(1)

Includes $5.2 million and $6.0 million as of December 31, 2015 and 2014, respectively, relating to VOI notes receivable that, as of such date, had been defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit loss.

8.     Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2015	2014
Completed VOI units	$166,781	166,332
Construction-in-progress	10,455	2,103
Real estate held for future development	90,400	83,560
Land and facilities held for sale	718	675
Purchase accounting adjustment	(47,425)	(57,282)
Total Inventory	$220,929	195,388

Interest capitalized to VOI inventory during 2015 and 2014 was $0.7 million and $0.1 million, respectively. The interest expense reflected in the Company’s consolidated statements of operations is net of capitalized interest.

9.    Real Estate Held-For-Investment and Real Estate Held-For-Sale

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

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of December 31,
	2015	2014
Real estate held-for-sale
Land	$25,994	33,505
Rental properties	17,162	1,748
Residential single-family	2,924	4,385
Other	258	2,095
Total real estate held-for-sale	$46,338	41,733

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of December 31,
	2015	2014
Real estate held-for-investment
Land	$30,369	60,356
Rental properties	-	15,234
Other	921	962
Total real estate held-for-investment	$31,290	76,552

The following table presents the activity in real estate held-for-sale and held-for-investment for the years ended December 31, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2015		2014
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$41,733	76,552	33,971	107,336
Acquired through foreclosure	3,215	-	5,300	16,100
Transfers	41,751	(41,751)	28,018	(28,018)
Purchases	10,667	-	2,313	1,977
Improvements	3,261	16,771	-	3,824
Accumulated depreciation	-	(468)	-	(462)
Sales	(51,040)	-	(26,973)	(16,200)
Property contributed to joint ventures	-	(19,448)	-	-
Impairments, net	(3,249)	(366)	(896)	(8,005)
End of period, net	$46,338	31,290	41,733	76,552

The following table presents the real estate held-for-sale valuation allowance activity for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Beginning of period	$2,940	4,818	3,729
Transfer to held-for-investment	(93)	-	-
Impairments, net (1)	3,089	896	3,893
Sales	(1,536)	(2,774)	(2,804)
End of period	$4,400	2,940	4,818

(1)  Tax certificate impairments are not included.

Net real estate income (loss) included in the consolidated statements of operations were as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Real estate acquired in settlement of
loans and tax certificates:
Income from real estate operations	$3,887	5,516	4,161
Real estate operating expenses	(4,773)	(6,296)	(5,807)
Impairment of real estate	(3,615)	(8,901)	(3,342)
Net gains on the sales of real estate	31,114	4,677	4,155
Net real estate income (losses)	$26,613	(5,004)	(833)

0

10.     Investments in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	December 31,
Investment in unconsolidated real estate joint ventures	2015	2014
Altis at Kendall Square, LLC	$764	1,264
Altis at Lakeline - Austin Investors LLC	5,210	5,000
New Urban/BBX Development, LLC	864	996
Sunrise and Bayview Partners, LLC	1,577	1,723
Hialeah Communities, LLC	4,569	5,091
PGA Design Center Holdings, LLC	1,911	1,991
CCB Miramar, LLC	875	-
Centra Falls, LLC	727	-
The Addison on Millenia Investment, LLC	5,778	-
BBX/S Millenia Blvd Investments, LLC	4,905	-
Altis at Bonterra - Hialeah, LLC	15,782	-
Investments in unconsolidated real estate joint ventures	$42,962	16,065

BBX Capital’s investments in unconsolidated real estate joint ventures are unconsolidated variable interest entities. See Note 4 for a listing of BBX Capital’s investment in consolidated variable interest entities.

Information regarding BBX Capital’s investments in unconsolidated companies are listed below.

Methodology for Determining the Primary Beneficiary

BBX Capital analyzed the operating agreements of its investments in unconsolidated real estate joint ventures and determined that it is not the primary beneficiary and therefore the investments in the real estate joint ventures are accounted for under the equity method of accounting.  The conclusions were based primarily on the determination that BBX Capital does not have the power to direct activities of the joint venture that most significantly affect the joint venture’s economic performance as BBX Capital only has limited protective rights under the operating agreements, is not the manager of the joint ventures and does not have day-to-day decision making authority.   Additionally, in the majority of the joint ventures the managing member guarantees the indebtedness of the joint venture and in certain joint ventures the managing member is responsible for construction cost overruns.

BBX Capital’s Involvement in Unconsolidated Real Estate Joint Ventures

Altis at Kendall Square, LLC (“Kendall Commons”)

In March 2013, BBX Capital invested $1.3 million in a joint venture to develop 321 apartment units. BBX Capital is entitled to receive 13% of the joint venture distributions until a 15% internal rate of return has been attained and then BBX Capital will be entitled to receive 9.75% of any joint venture distributions thereafter.

Altis at Lakeline – Austin Investors, LLC (“Altis at Lakeline”)

In December 2014, BBX Capital invested $5.0 million in a joint venture to develop 354 apartment units in Austin, Texas.  BBX Capital contributed 34% of the capital to the joint venture.  After BBX Capital receives a preferred return of 9% and all of its capital is returned, BBX Capital will be entitled to receive 26.3% of the joint venture’s distributions until an 18% internal rate of return has been attained and thereafter BBX Capital will be entitled to receive 18.8% of any joint venture distributions.

The amount of interest capitalized associated with the Altis at Lakeline joint venture land development activities for the year ended December 31, 2015 was $210,000.  There was no capitalized interest in 2014.

New Urban/BBX Development, LLC (“Village at Victoria Park”)

In December 2013, BBX Capital invested in a joint venture with New Urban Communities to develop 2 acres of vacant land owned by BBX Capital located near downtown Fort Lauderdale, Florida as 30 single-family homes.  BBX Capital and New Urban Communities each have a 50% membership interest in the joint venture and New Urban Communities serves as the developer and the manager.

In April 2014, the joint venture obtained an acquisition, development and construction loan from a financial institution and BBX Capital and New Urban Communities each contributed $692,000 to the joint venture as a capital contribution. The joint venture purchased the two acre site from BBX Capital for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The promissory note bears interest at 8% per annum and is subordinated to the financial institution acquisition, development and construction loan.  BBX Capital recognized a partial gain included in net gains on the sales of assets in the consolidated statement of operations of $188,000 for the year ended December 31, 2014 and recorded a deferred gain of $1.1 million included in other liabilities in the consolidated statements of financial condition as of December 31, 2015 and 2014 on the sale of the vacant land to the joint venture.  The sale of appreciated property to the joint venture resulted in a joint venture basis difference as BBX Capital’s carrying value of the land was $1.1 million lower than the fair value.  BBX Capital accounted for the sale of the vacant land to the joint venture using the cost recovery method.  BBX Capital will recognize the deferred gain based on the repayments of the principal balance of the notes receivable.  BBX Capital will recognize the joint venture basis adjustment as joint venture equity earnings upon the joint venture sale of single-family units.

The amount of interest capitalized associated with New Urban/BBX Development joint venture land development activities for the year ended December 31, 2015 was $44,000.  There was no capitalized interest in 2014.

Sunrise and Bayview Partners

In June 2014, BBX Capital invested in a joint venture with an affiliate of Procacci Development Corporation (“PDC”) and BBX Capital and PDC each contributed $1.8 million to the Sunrise and Bayview Partners joint venture.  BBX Capital and PDC each have a 50% interest in the joint venture.  In July 2014, the joint venture borrowed $5.0 million from PDC and acquired for $8.0 million three acres of real estate in Fort Lauderdale, Florida from an unrelated third party. The property is improved with an approximate 84,000 square foot office building along with a convenience store and gas station.  The joint venture refinanced the PDC borrowings with a financial institution and BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s $5.0 million loan.

Hialeah Communities, LLC

In July 2014, BBX Capital invested in a joint venture with CC Bonterra to develop approximately 394 homes in a portion of Bonterra community in Hialeah, Florida.  BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, BBX Capital received $2.2 million in cash and a joint venture interest with an agreed upon assigned initial capital contribution value of $4.9 million.  BBX Capital is entitled to receive 57% of the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter are shared 45% by BBX Capital and 55% by CC Bonterra.  BBX Capital contributes 57% of the capital and remains liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture.  The transfer of the land to the joint venture as an initial capital contribution resulted in a deferred gain of $1.6 million included in other liabilities in the consolidated statements of financial condition as of December 31, 2015 and 2014 and a joint venture adjustment of $2.1 million.  BBX Capital determined that the transfer of the land to the joint venture should be accounted for on the cost recovery method.  The deferred gain of $1.6 million will be recognized upon the repayment of the principal balance of the $8.3 million mortgage.  BBX Capital will recognize the joint venture basis adjustment as joint venture equity earnings upon the joint venture sale of single-family units.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan with proceeds from a $31.0 million acquisition and development loan.  BBX Capital is a guarantor on 26.3% of the joint venture’s $31.0 million acquisition and development loan.

The amount of interest capitalized associated with Hialeah Communities joint venture land development activities for the year ended December 31, 2015 was $226,000.  There was no capitalized interest in 2014.

PGA Design Center Holdings, LLC (“PGA Design Center”)

In December 2013, BBX Capital purchased for $6.1 million a commercial property with three existing buildings consisting of 145,000 square feet of mainly furniture retail space in Palm Beach Gardens, Florida. In January 2014, BBX Capital entered into a joint venture with Stiles Development, and in connection with the formation of the joint venture, BBX Capital sold the commercial property to the joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture. The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property.

CCB Miramar, LLC

In May 2015, BBX Capital invested in a joint venture with two separate unaffiliated developers for the acquisition of real estate in Miramar, Florida to construct single-family homes.  BBX Capital contributed $875,000 for a 35% interest in the joint venture and one of the developers contributed to the joint venture a contract to purchase real estate. The purchase of the real estate is subject to certain closing conditions, including receipt of all necessary entitlements and completion of due diligence by the joint venture.

Centra Falls, LLC

In August 2015, BBX Capital and other investors invested in a joint venture with a developer for the development and sale of 89 townhomes in Pembroke Pines, Florida.  BBX Capital contributed 7.143% of the total capital of the joint venture or $750,000 and is entitled to receive 7.143% of the joint venture distributions until a 12% return on its investment has been attained and then BBX Capital will be entitled to 3.175% of the joint venture distributions thereafter.

The Addison on Millenia Investment, LLC

In December 2015, BBX Capital and another investor invested in a joint venture to develop 11.8 acres in the Gardens at Millenia site located in Orlando, Florida into nine rental apartment buildings totaling approximately 292 units.  The joint venture intends to operate the property as an income producing business.  BBX Capital invested 48% of the joint venture total capital by transferring property with an agreed upon value of $5.8 million and $0.3 million of cash. In exchange, BBX Capital is entitled to receive 48% of the joint venture distributions until it receives its aggregate capital contributions plus a 10% per annum return on capital.  Any distributions thereafter are shared based on the project’s internal rate of return resulting in the managing member receiving an increasing percentage of distributions based on the joint ventures internal rate of return.

The transfer of the land to the joint venture as an initial capital contribution resulted in a deferred gain of $0.4 million included in other liabilities in consolidated statements of financial condition as of December 31, 2015 and a joint venture basis adjustment of $0.4 million.  BBX Capital determined that the gain on the transfer of the land to the joint venture should be recorded on the cost recovery method as BBX Capital did not receive cash. The deferred gain of $0.4 million will be recognized upon the receipt of cash distributions from the joint venture.  BBX Capital will recognize the joint venture basis adjustment as equity earnings upon the joint venture sale of the apartment units.

BBX/S Millenia Blvd Investments, LLC

In October 2015, BBX Capital and a developer invested in a joint venture to develop a retail center on the Gardens of Millenia site in Orlando, Florida.  The joint venture intends to obtain all necessary approvals, secure financing, construct all improvements, lease the premises and sell the property. BBX Capital transferred property with an agreed upon value of $7.0 million to the joint venture and received $0.7 million in cash and a 90% interest in the joint venture.  BBX Capital is entitled to receive 90% of the joint venture distributions until it receives its aggregate capital contributions plus an 8% per annum return on capital.  Any distributions thereafter are shared 54% to BBX Capital and 46% to the developer.

The transfer of the land to the joint venture as an initial capital contribution resulted in a recognized gain of $0.1 million included in gains on sales of assets in the consolidated statements of operations and a joint venture basis adjustment of $0.9 million that will be recognized as joint venture equity earnings upon the sale of the retail center.

Altis at Bonterra - Hialeah, LLC

In December 2015, BBX Capital invested in a joint venture with Altman Companies to develop approximately 314 apartment homes in a portion of Bonterra communities in Hialeah, Florida. BBX Capital transferred approximately 14 acres of land at an agreed upon value of approximately $9.4 million and cash of $7.5 million to the joint venture.  In exchange, BBX Capital is entitled to receive 95% of the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter are shared 85% by BBX Capital and 15% by Altman Companies.  BBX Capital contributed 95% of the capital and the Altman Companies contributed the remaining 5% of capital, guaranteed the construction loan and is liable for construction cost overruns.  The transfer of the land to the joint venture as an initial capital contribution resulted in a joint venture basis adjustment of $4.1 million.  BBX Capital will recognize the joint venture basis adjustment as joint venture equity earnings upon the joint venture sale of the multi-family apartment complex.

BBX Capital’s maximum exposure to loss as a result of its investments in the unconsolidated real estate joint ventures was as follows (in thousands):

December 31,
2015
Altis at Kendall Square, LLC	$764
Altis at Lakeline - Austin Investors LLC	5,210
New Urban/BBX Development, LLC	864
Sunrise and Bayview Partners, LLC	4,077
Hialeah Communities, LLC	12,722
PGA Design Center Holdings, LLC	1,911
CCB Miramar, LLC	875
Centra Falls, LLC	727
The Addison on Millenia Investment, LLC	5,778
BBX/S Millenia Blvd Investments, LLC	4,905
Altis at Bonterra - Hialeah, LLC	15,782
BBX Capital maximum expose to loss	$53,615

11.    Property and Equipment

Property and equipment was comprised of (in thousands):

	December 31,
	2015	2014

Land, building and building improvements	$61,859	67,112
Leasehold improvements	16,667	8,410
Office equipment, furniture and fixtures	59,696	52,508
Transportation	379	423
	138,601	128,453
Accumulated depreciation	(48,581)	(39,402)
Property and equipment, net	$90,020	89,051

Included in selling, general and administrative expenses in the Company’s consolidated statements of operations was approximately $11.4 million, $10.6 million, and $7.4 million of depreciation expense for the years ended December 31, 2015, 2014 and 2013, respectively.

12.    Goodwill and Intangible Assets

Goodwill was recognized in connection with the acquisitions by BBX Sweet Holdings during 2015 and 2014 and is part of the BBX Capital reportable segment. The Anastasia acquisition goodwill was adjusted based on additional information obtained concerning the tax basis of properties and equipment acquired.

Goodwill and major classes of intangible assets are as follows (in thousands):

	December 31,
Class	2015	2014
Intangible assets:
Management contracts	$61,293	63,000
Trademarks	5,965	5,715
Customer relationships	2,691	2,631
Lease premium	2,411	2,301
Other	246	246
	72,606	73,893
Accumulated amortization	(2,418)	(1,540)
Total intangibles assets	70,188	72,353
Goodwill	7,601	7,377
Total goodwill and intangible assets	$77,789	79,730

The management contracts are indefinite lived intangible assets and are not amortized.  The amortization expense of other intangible assets included in selling general and administrative expenses for the years ended December 31, 2015, 2014 and 2013 was approximately $0.9 million, $0.6 million and $0.2 million, respectively.

The estimated aggregate amortization expense of intangible assets for each of the five succeeding years is as follows (in thousands):

Years Ending December 31,	Total
2016	$877
2017	849
2018	825
2019	583
2020	536

The lease premiums are amortized using the straight-line method over their expected useful lives of 5 to 9 years.  Trademarks, customer relationships and non-competition agreements are amortized using the straight-line method over their expected useful lives of 4 years to 20 years.

Included in other liabilities was a $306,000 lease discount intangible liability associated with the Anastasia acquisition.  The lease discount is amortized using the straight-line method over the lease term of five years.

13.     Debt

Notes Payable and Other Borrowings

Contractual minimum principal payments of debt outstanding, net of unamortized discount, for each of the five years subsequent to December 31, 2015 and thereafter are shown below (in thousands):

	Notes and	Recourse	Non-recourse	Junior
	Mortgage Notes Payable	Receivable Backed	Receivable Backed	Subordinated
	and Lines of Credit	Notes Payable	Notes Payable	Debentures	Total
2016	$33,503	-	-	-	33,503
2017	15,793	-	-	-	15,793
2018	23,755	-	-	-	23,755
2019	37,305	3,729	-	-	41,034
2020	7,694	52,887	38,228	-	98,809
Thereafter	4,955	33,272	280,701	195,879	514,807
	123,005	89,888	318,929	195,879	727,701
Purchase Accounting	-	-	-	(43,572)	(43,572)
Total Debt	$123,005	89,888	318,929	152,307	684,129

The minimum contractual payments set forth in the table above may differ from actual payments due to timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

BFC Financial

During July 2015, BFC entered into a Loan and Security Agreement and related agreements, including a Pledge Agreement, with Stifel Bank & Trust, which allows for borrowings by BFC of up to $10.0 million on a revolving basis. Amounts borrowed under the facility will accrue interest at the Lender’s prime rate plus 5.0% or one-month LIBOR plus 7.5%, at the option of BFC upon a drawdown of the facility. Payments of interest for prime rate loans are payable quarterly in arrears and for LIBOR loans are payable at the end of each one-month LIBOR interest period. Additional fees include an annual 0.5% fee on any unused portion of the facility. Borrowings under the facility will be secured by shares of Class A Common Stock of BBX Capital held by BFC in an amount such that the principal balance outstanding under the facility will not exceed 33.33% of the fair market value of the pledged BBX Capital shares based on the closing price of BBX Capital’s Class A Common Stock on the New York Stock Exchange. As of December 31, 2015, BFC had not drawn down any borrowings under the Loan and Security Agreement.

The table below sets forth information regarding the lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable) and notes payable of BBX Capital as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$58,500	8.05%	$30,411	$64,500	8.05%	$43,903
Foundation Capital	-	-	-	7,010	8.00%	10,596
Pacific Western Term Loan	3,791	5.68%	10,868	2,945	5.91%	11,882
Fifth Third Bank Note	4,572	3.50%	9,336	4,817	3.25%	9,366
NBA Line of Credit	9,721	5.50%	24,246	789	5.50%	7,601
Fifth Third Syndicated Line of Credit	25,000	3.11%	54,312	10,000	3.01%	52,453
Total Bluegreen	$101,584		$129,173	$90,061		$135,801

BBX Capital:
Wells Fargo Capital Finance	$8,071	(1)	(2)	$8,028	(1)	(2)
Anastasia Note	5,330	5.00%	(2)	7,214	5.00%	(2)
Iberia Line of Credit	4,997	3.18%	(2)	-	-	-
Centennial Bank - Hoffman's	1,613	5.25%	2,094	1,645	5.25%	2,145
Centennial Bank - Kencraft	995	2.35%	995	-	-	-
Other	415	5.82%	-	1,036	Various	-
Total BBX Capital	$21,421			$17,923

Total Notes Payable	$123,005			$107,984

(1)

The term loan and revolving advance facility bear interest at the Bank Prime Interest Rate or the daily three month LIBOR interest rate plus a margin specified in the credit agreement ranging from 0.5% to 3.25% per annum.

(2)	The collateral is a blanket lien on the respective companies’ assets.

Bluegreen

2013 Notes Payable - In March 2013, Bluegreen issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing transaction.  The 2013 Notes Payable are secured by certain of Bluegreen’s assets, including primarily the cash flows from the residual interests relating to term securitizations and the VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  Pursuant to the terms of the 2013 Notes Payable, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort.  Bluegreen may also pledge additional residual interests from its future term securitizations.  The 2013 Notes Payable accrue interest at a fixed rate of 8.05%.  The 2013 Notes Payable mature in March 2020, with certain required amortization during the seven-year term.  The terms of the 2013 Notes Payable include certain covenants and events of default, which Bluegreen’s management considers to be customary for transactions of this type.  The proceeds from the 2013 Notes Payable were used to fund a portion of the merger consideration paid to Bluegreen’s former shareholders in connection with the closing of Woodbridge’s April 2013 acquisition of Bluegreen.

Foundation Capital - In 2010, Bluegreen acquired a 109-acre development parcel, located in close proximity to the existing Wilderness Club at Big Cedar.  A portion of the acquisition was financed with a note payable to Foundation Capital Resources, Inc. (“Foundation Capital”), totaling $13.2 million.  The note payable to Foundation Capital was scheduled to mature in October 2015 and bore interest at a rate of 8%.  Repayments of the note were based upon release payments from sales of VOIs located on the underlying property that served as collateral for the note payable, subject to minimum payments stipulated in the agreement. In February 2015, Bluegreen repaid in full the Foundation Capital note payable.

Pacific Western Term Loan -  Bluegreen has a non-revolving term loan (the “Pacific Western Term Loan”) with Pacific Western Bank, as successor by merger to CapitalSource Bank, secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort.  On June 25, 2015, the Pacific Western Term Loan was amended to increase its then outstanding balance from $2.4 million to $4.8 million, extend the maturity date from July 2016 to June 2019, and reduce the interest rate from 30-day LIBOR plus 5.75% to 30-day LIBOR plus 5.25%  (5.68% at December 31, 2015).  Interest payments are paid monthly.  Principal payments are effected through release payments upon sales of the timeshare interests in the Bluegreen Odyssey Dells Resort that serve as collateral for the Pacific Western Term Loan, subject to mandatory principal reductions pursuant to the terms of the loan agreement.  The Pacific Western Term Loan is cross-collateralized and is subject to cross-default with the Pacific Western Facility described below under “Receivable-Backed Notes Payable.”

Fifth Third Bank Note Payable  - In April 2008, Bluegreen entered into a note payable with Fifth Third Bank to finance an acquisition of real estate.  In August 2014, the Fifth Third Bank Note Payable was amended to increase its then outstanding balance from $2.3 million to $4.9 million, and change the maturity date from April 2023 to August 2021.  Principal and interest on amounts outstanding under the Fifth Third Bank Note Payable are payable monthly through maturity.  The interest rate under the note equals the 30-day LIBOR plus 3.00%, with a 0.125% roundup provision, (3.50% as of December 31, 2015).

NBA Line of Credit - Since December 2013, Bluegreen/Big Cedar Vacations has had a revolving line of credit with National Bank of Arizona (the “NBA Line of Credit”).  The NBA Line of Credit is secured by unsold inventory and VOIs under construction at Bluegreen/Big Cedar Vacation’s Paradise Point Resort.  Pursuant to an amendment to the NBA Line of Credit on June 30, 2015, the NBA Line of Credit was increased to $15.0 million, the revolving advance period was extended from to June 2018 and the maturity date was extended to June 2020.  In addition, the interest rate on borrowings under the NBA Line of Credit will be reduced from 30-day LIBOR plus 4.50% (with an interest rate floor of 5.50%) to 30-day LIBOR plus 3.50% (with an interest rate floor of 5.00%) upon completion of construction of the building where the VOIs are located.  Interest payments are paid monthly.  Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point Resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions.  The NBA Line of Credit is cross-collateralized and is subject to cross-default with the NBA Receivables Facility described below under “Receivable-Backed Notes Payable.”

Fifth Third Syndicated Line-of-Credit - In November 2014, Bluegreen entered into a $25.0 million revolving credit facility with Fifth Third Bank as administrative agent and lead arranger and Fifth Third Bank, Bank of America, N. A. and Branch Banking and Trust Company as initial lenders.  The facility is secured by certain of Bluegreen’s sales centers, certain VOI inventory and specified non-consumer receivables and is guaranteed by certain of Bluegreen’s subsidiaries.  Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% (with other borrower elections).  The facility matures in November 2016 subject to an annual clean up provision for at least 30 consecutive days, which occurred in July 2015, in accordance with the terms and conditions of the agreement.  The facility contains covenants and conditions which Bluegreen considers to be customary for transactions of this type.  Borrowings are used by Bluegreen for general corporate purposes.   As of December 31, 2015, the interest rate under the note was 3.11% and $25.0 million was outstanding.

BBX Capital

Wells Fargo Capital Finance - On June 11, 2014, Renin entered into a credit agreement (the “WF Credit Agreement”) with Wells Fargo Capital Finance Corporation (“Wells Fargo”).  Under the terms and conditions of the WF Credit Agreement, Wells Fargo made a $1.5 million term loan to Renin. The WF Credit Agreement also includes a revolving advance facility pursuant to which Wells Fargo agreed to make loans to Renin on a revolving basis up to a maximum of approximately $18 million or, if lower, the Borrowing Base (as defined in the WF Credit Agreement), subject to Renin’s compliance with the terms and conditions of the WF Credit Agreement, including certain specific financial covenants as discussed below.

Amounts outstanding under the term loan and loans made under the revolving advance facility bear interest at the Canadian Prime Rate or the daily three month LIBOR rate plus a margin specified in the WF Credit Agreement at various rates between 0.5% per annum and 3.25% per annum. The revolving advance facility also includes a 0.25% per annum fee charged on the amount of unused commitment. The term loan and borrowings under the revolving advance facility require monthly interest payments. In addition, beginning on October 1, 2014, the term loan requires quarterly principal repayments of $75,000. The maturity date under the WF Credit Agreement with respect to the term loan and all loans made pursuant to the revolving advance facility is June 11, 2019. The amount outstanding under the term loan and revolving advance facility were $1.1 million and $7.0 million as of December 31, 2015.  The amounts outstanding under the term loan and revolving advance facility were $1.4 million and $6.6 million as of December 31, 2014.

Under the terms and conditions of the WF Credit Agreement, Renin was originally required to comply with certain financial covenants from June 30, 2014 to November 30, 2014, including limits on monthly capital expenditures and the achievement of monthly EBITDA (as defined in the WF Credit Agreement) in amounts equal to or greater than specific amounts set forth in the WF Credit Agreement. However, the WF Credit Agreement was amended in October 2014 replacing the EBITDA financial covenants requirements for each month ended during the period from September 2014 through November 2014 with a Fixed Charge Coverage Ratio (as defined in the amended WF Credit Agreement).  In addition, beginning on December 1, 2014, Renin is required to maintain as of the end of each month a certain specified Fixed Charge Coverage Ratio (as defined in the WF Credit Agreement) measured on a trailing twelve-month basis. The WF Credit Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of Renin to incur liens or engage in certain asset dispositions, mergers or consolidations, dissolutions, liquidations or winding up of its businesses. The loans are collateralized by all of Renin’s assets.  Renin was in compliance with the WF Credit Agreement financial covenants as of December 31, 2015.

Anastasia Note - In October 2014, a wholly-owned subsidiary of BBX Capital, BBX Sweet Holdings, acquired the outstanding common shares of Anastasia.  A portion of the purchase consideration was a $7.5 million promissory note. The promissory note bears interest at 5% per annum and $2.0 million of the promissory note plus accrued interest was repaid on October 1, 2015.  The remaining balance of the promissory note is payable in three annual payments of principal and accrued interest as follows:  $2.0 million plus accrued interest on October 1, 2016, $2.0 million plus accrued interest on October 1, 2017 and the final payment of $1.5 million plus accrued interest on October 1, 2018.  The repayment of the promissory note is guaranteed by BBX Capital Corporation and secured by the common stock of Anastasia.  The Anastasia note payable was recorded at a $0.3 million discount to reflect the fair value of the note payable at the acquisition date.

Iberia Line of Credit - On August 7, 2015, the wholly-owned subsidiary of BBX Capital, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements, with Iberiabank, which provides for borrowings by BBX Sweet Holdings of up to $5.0 million on a revolving basis.  Amounts borrowed under this facility accrue interest at a floating rate of thirty day LIBOR plus 2.75% or 3.18% as of December 31, 2015.  Payments of interest only are payable monthly.  The facility matures, and all outstanding principal and interest will be payable, on July 31, 2017, with one twelve month renewal option at BBX Sweet Holdings’ request, subject to satisfaction of certain conditions.  The loan documents include a number of covenants, including financial covenants relating to BBX Sweet Holdings’ debt service coverage ratio.  The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital.  BBX Sweet Holdings is using the proceeds of the facility for general corporate purposes. BBX Sweet Holdings was not in compliance with the Iberiabank loan financial covenants as of December 31, 2015.

Centennial Bank – Hoffman’s - In October 2014, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.7 million from a Centennial Bank in the form of a ten year promissory note for working capital. The note bears interest at a fixed rate of 5.25% per annum for the first five years and adjusts to the 5-year US Treasury SWAP Rate in effect on the change date plus 345 basis points for the remaining five year term of the note.  The note requires monthly principal and interest payments based upon a 25 year amortization schedule and is due and payable in October 2024.  BBX Sweet Holdings and BBX Capital are guarantors of the note and the note is collateralized by land and buildings with a carrying value of $2.1 million as of December 31, 2015.

Centennial Bank – Kencraft - In April 2015, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $995,000 from a Centennial Bank in the form of a promissory note in order to partially fund the Kencraft asset acquisition.  The promissory note bears interest at 2.35% per annum and the principal balance is payable on April 1, 2017 or sooner upon demand.  Interest is payable monthly.  The promissory note is secured by a $995,000 certificate of deposit and a blanket lien on the Kencraft assets acquired. The $995,000 time deposit account is included in restricted cash in the consolidated statement of financial condition as of December 31, 2015.  BBX Sweet Holdings was in compliance with the debt financial covenants of the loan as of December 31, 2015.

Other Notes Payable – Other notes payable consisted of purchase consideration payable in connection with BBX Sweet Holdings acquisitions.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	December 31, 2015			December 31, 2014
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$46,547	4.00%	$56,815	$38,088	4.25%	$49,976
NBA Receivables Facility	24,860	4.00 - 4.50%	29,947	29,058	4.00 - 4.50%	35,296
Pacific Western Facility	18,481	4.93%	23,596	24,983	4.67%	32,397
Total	$89,888		$110,358	$92,129		$117,669

Non-recourse receivable-backed
notes payable:
BB&T/DZ Purchase Facility	$38,228	3.33%	$50,224	$42,818	3.88%	$56,406
Quorum Purchase Facility	28,500	4.75-6.90%	32,303	26,447	5.00-6.90%	30,158
GE 2006 Facility	-	-	-	18,008	7.35%	19,881
2006 Term Securitization	-	-	-	12,366	6.16%	12,881
2007 Term Securitization	17,642	7.32%	18,720	30,126	7.32%	33,094
2008 Term Securitization	7,227	7.88%	7,726	11,846	7.88%	13,089
2010 Term Securitization	24,074	5.54%	28,159	37,048	5.54%	44,092
2012 Term Securitization	44,603	2.94%	49,091	59,377	2.94%	65,827
2013 Term Securitization	62,670	3.20%	66,020	82,239	3.20%	86,503
2015-A Term Securitization	95,985	3.02%	100,142	-	-	-
Total	$318,929		$352,385	$320,275		$361,931
Total receivable-backed debt	$408,817		$462,743	$412,404		$479,600

Liberty Bank Facility - Since 2008, Bluegreen has maintained a revolving timeshare receivables hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period.  Pursuant to the terms of the agreement, as amended in November 2015, the aggregate maximum outstanding borrowings are $50.0 million and the revolving credit period will expire in November 2017.  The Liberty Bank Facility allows future advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, all of which bear interest at the WSJ Prime Rate plus 0.50% per annum subject to a 4.00% floor.  Principal and interest are required to be paid as cash is collected on the pledged receivables, with all outstanding amounts being due in November 2020.  In January 2015, Bluegreen repaid $22.3 million under the facility in connection with the issuance of the 2015 Term Securitization described below.

NBA Receivables Facility - Bluegreen/Big Cedar Vacations has a revolving timeshare hypothecation facility with National Bank of Arizona (the “NBA Receivables Facility”).  On June 30, 2015, the NBA Receivables Facility was amended to extend the revolving advance period and the maturity date, and to reduce the interest rate on future borrowings.  The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility up to a maximum of $45.0 million of outstanding borrowings (inclusive of outstanding borrowings under the NBA Line of Credit discussed above), subject to eligible collateral and specified terms and conditions, during a revolving credit period.  Pursuant to the terms of the amendment to the NBA Receivables Facility, the revolving advance period expiration date was extended to June 2018.  In addition, post-amendment borrowings under the NBA Receivables Facility will accrue interest at a rate equal to the 30-day LIBOR plus 3.25% (with an interest rate floor of 4.00%).  Amounts outstanding under the NBA Receivables Facility for borrowings made prior to the amendment accrue interest at the previously prevailing rates, which for certain of such borrowings is 30-day LIBOR plus 3.25% (with an interest rate floor of 4.00%) and for the remainder of such borrowings is 30-day LIBOR plus 3.50% (with an interest rate floor of 4.50%).  Principal repayments and interest on borrowings under the NBA Receivables Facility are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the expiration of the revolving advance period, with the remaining outstanding balance maturing in December 2022.    As of December 31, 2015, $17.2 million of the outstanding balance bears interest at 4.00% and $7.6 million of the outstanding balance bears interest at 4.50%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  The NBA Receivables Facility is cross-collateralized and is subject to cross-default with the NBA Line of Credit described above.

Pacific Western Facility - Bluegreen has a revolving timeshare receivables hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, as successor-by-merger to CapitalSource Bank, which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  On June 25, 2015, Bluegreen amended the Pacific Western Facility to extend the revolving advance period and the maturity date, increase the advance rate for certain eligible receivables, and reduce the interest rate on portions of certain future borrowings.  Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million (inclusive of outstanding borrowings under the Pacific Western Term Loan discussed above), subject to eligible collateral and customary terms and conditions.  Pursuant to the terms of the amendment to the Pacific Western Facility, the revolving advance period expiration date was extended to September 2018, subject to an additional 12 month extension at the option of Pacific Western Bank.  Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate.  The Pacific Western Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 53% advance rate as a result of the amendment, compared to a 45% advance rate prior to the amendment.  Borrowings under the Pacific Western Facility accrue interest at 30-day LIBOR plus 4.50%, except that, pursuant to the amendment, the interest rate on a portion of borrowings under the Pacific Western Facility, advanced after the date of the amendment to the extent such borrowings are in excess of established debt minimums, accrue interest at 30-day LIBOR plus 4.00%.  Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in September 2021, subject to an additional 12 month extension at the option of Pacific Western Bank.  The Pacific Western Facility is cross-collateralized and is subject to cross-default with the Pacific Western Term Loan described above.

BB&T/DZ Purchase Facility - Bluegreen has a timeshare notes receivable purchase facility (the “BB&T/DZ Purchase Facility”) with Branch Banking and Trust Company (“BB&T”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), which permits maximum outstanding financings of $80.0 million.  In December 2015, Bluegreen amended the BB&T/DZ Purchase Facility to extend the revolving advance period and the maturity date, and reduce the interest rate on portions of certain borrowings.  Availability under the BB&T/DZ Purchase Facility is on a revolving basis through December 2017, and amounts financed are secured by timeshare receivables at an advance rate of 75%, subject to eligible collateral and other terms of the facility, which Bluegreen believes to be customary for financing arrangements of this type.  The facility will mature and all outstanding amounts will become due thirty-six months after the expiration of the revolving advance period, or earlier under certain circumstances set forth in the facility.  Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by BB&T, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ.  The interest rate under the facility equals the applicable index rate plus 2.90% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 4.9%.   Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the receivables advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero.  While ownership of the timeshare receivables included in the facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial reporting purposes.  The facility is nonrecourse and is not guaranteed by Bluegreen. In January 2015, Bluegreen used a portion of the proceeds from the issuance of the 2015 Term Securitization described below to repay $42.3 million under the facility.

Quorum Purchase Facility - Bluegreen and Bluegreen/Big Cedar Vacations have a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”).  In October 2015, the Quorum Purchase Facility was amended.  Pursuant to the amendment, which was effective as of July 1, 2015, Quorum agreed to purchase, on a revolving basis through June 30, 2017, eligible timeshare receivables in an amount of up to an aggregate outstanding $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility.  In addition, the amendment decreased the interest rate on advances made under the Quorum Purchase Facility from the July 1, 2015 effective date of the amendment until June 30, 2016 to 4.75% per annum, subject to specified terms and conditions.  All amounts outstanding under the Quorum Purchase Facility prior to July 1, 2015 accrue interest at the previously prevailing rates (from 5.00% to 6.90% per annum).  The Quorum Purchase Facility continues to provide for an 85% advance rate on eligible receivables sold under the facility and a program fee rate of 5.00% per annum with respect to any future advances after June 30, 2016.  Future advances are also subject to a loan purchase fee of 0.50%.  The Quorum Purchase Facility becomes due in December 2030.  Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale.  Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest, and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.  While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial reporting purposes.  The facility is nonrecourse and is not guaranteed by Bluegreen.

2015 Term Securitization - On January 29, 2015, Bluegreen completed a private offering and sale of $117.8 million of investment-grade, timeshare receivable-backed notes (the "2015 Term Securitization"). The 2015 Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): $89.4 million of A rated and $28.4 million of BBB/BBB- rated notes with note interest rates of 2.88% and 3.47%, respectively, which blended to an overall weighted average note interest rate of 3.02%. The gross advance rate for this transaction was 94.25%. The Notes mature in May 2030.

The amount of the timeshare receivables sold to BXG Receivables Note Trust 2015-A (the “2015 Trust”) was $125.0 million, $100.2 million of which was sold to the 2015 Trust at closing and $24.8 million of which was subsequently sold to the 2015 Trust during 2015.  The gross proceeds of such sales to the 2015 Trust were $117.8 million.  A portion of the proceeds were used to: repay the BB&T/DZ Purchase Facility a total of $42.3 million, representing all amounts then outstanding (including accrued interest); repay $22.3 million under the Liberty Bank Facility plus accrued interest; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2015 Term Securitization, Bluegreen, as servicer, funded $9.5 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2006-B, and certain of the timeshare loans in such trust were sold to the 2015 Trust in connection with the 2015 Term Securitization.  The remaining $40 million of proceeds from the 2015 Term Securitization were used by Bluegreen for general corporate purposes.

While ownership of the timeshare receivables included in the 2015 Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial reporting purposes. Accordingly, no gain or loss was recognized as a result of this transaction. Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2015 Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2015 Term Securitization) on a pro-rata basis as borrowers make payments on their timeshare loans.

Other Non-Recourse Receivable-Backed Notes Payable - In addition to the above described facilities, Bluegreen has a number of other nonrecourse receivable-backed notes payable facilities, as set forth in the table above.  During 2015, Bluegreen repaid $75.2 million under these additional receivable-backed notes payable facilities, including the payment in full of the GE 2006 Facility and the notes payable issued in connection with the 2006 Term Securitization.  During 2015, Bluegreen wrote off the related unamortized GE 2006 Facility and 2006 Term Securitization debt issuance costs totaling approximately $0.2 million.

As of December 31, 2015, Bluegreen was in compliance with all financial debt covenants under its debt instruments.

Junior Subordinated Debentures

Junior subordinated debentures outstanding at December 31, 2015 and 2014 were as follows (in thousands):

		December 31,				Beginning
		2015	2014			Optional
	Issue	Outstanding	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate (1)	Date	Date
Levitt Capital Trust I ("LCT I")	03/15/2005	$23,196	23,196	LIBOR + 3.85%	03/01/2035	03/15/2010
Levitt Capital Trust II ("LCT II")	05/04/2005	30,928	30,928	LIBOR + 3.80%	06/30/2035	06/30/2010
Levitt Capital Trust III ("LCT III")	06/01/2006	15,464	15,464	LIBOR + 3.80%	06/30/2036	06/30/2011
Levitt Capital Trust IV ("LCTIV")	07/18/2006	15,464	15,464	LIBOR + 3.80%	09/30/2036	09/30/2011
Total Woodbridge Holdings		85,052	85,052

Bluegreen Statutory Trust I	03/15/2005	23,196	23,196	LIBOR +4.90%	3/30/2035	03/30/2010
Bluegreen Statutory Trust II	05/04/2005	25,774	25,774	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust III	05/10/2005	10,310	10,310	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust IV	04/24/2006	15,464	15,464	LIBOR +4.85%	6/30/2036	06/30/2011
Bluegreen Statutory Trust V	07/21/2006	15,464	15,464	LIBOR +4.85%	9/30/2036	09/30/2011
Bluegreen Statutory Trust VI	02/26/2007	20,619	20,619	LIBOR +4.80%	4/30/2037	04/30/2012
Total Bluegreen Corporation		110,827	110,827

Purchase accounting adjustment		(43,572)	(45,841)
Total Junior Subordinated Debentures		$152,307	150,038

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

Woodbridge and Bluegreen have each formed statutory business trusts (collectively, the “Trusts”) each of which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. The Trusts are variable interest entities in which Woodbridge and Bluegreen, as applicable, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. There were no significant changes related to Woodbridge’s $85.0  million of junior subordinated debentures or Bluegreen’s $110.8 million of junior subordinated debentures during the year ended December 31, 2015.

14.    Income Taxes

The Company’s United States and foreign components of income before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

U.S.	$67,272	67,553	97,861
Foreign	(2,589)	(3,175)	(963)
Total	$64,683	64,378	96,898

The provision for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$5,288	20,756	4,275
State	2,445	3,904	1,948
	7,733	24,660	6,223
Deferred:
Federal	(74,189)	11,001	19,952
State	(10,140)	1,412	(34)
	(84,329)	12,413	19,918
(Benefit) provision for income taxes	$(76,596)	37,073	26,141

The Company's actual provision for income taxes differs from the expected Federal income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2015(1)		2014(1)		2013(1)
Income tax provision at expected
federal income tax rate of 35%	$22,639	35.00%	$22,532	35.00%	$33,914	35.00%
Increase (decrease) resulting from:
Benefit for state taxes,
net of federal effect	9,029	13.96	6,120	9.51	2,947	3.04
Taxes related to subsidiaries not
consolidated for income tax purposes	(4,842)	(7.49)	1,124	1.75	(2,324)	(2.40)
Nondeductible executive compensation	5,524	8.54	4,993	7.76	3,463	3.57
Bluegreen settlement	12,820	19.82	-	-	-	-
SEC penalty	1,243	1.92	-	-	-	-
Decrease in valuation allowance	(127,835)	(197.63)	1,294	2.01	(18,022)	(18.60)
Other – net	4,826	7.46	1,010	1.57	6,163	6.36
(Benefit) provision for income taxes	$(76,596)	(118.42)%	$37,073	57.60%	$26,141	26.97%

(1)	Expected tax is computed based upon income before noncontrolling interests.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31,
	2015	2014	2013
Deferred tax assets:
Allowance for loan losses, tax certificate losses and
write-downs for financial statement purposes	$41,832	38,771	35,560
Federal and State NOL and tax credit carryforward	237,820	270,331	289,464
Capital loss carryover	15	766	766
Real estate valuation	33,505	42,278	42,327
Share based compensation	3,097	5,742	4,696
Income recognized for tax purposes and deferred
for financial statement purposes	103	103	103
Investment in unconsolidated affiliates	828	828	828
Property and equipment	588	1,056	2,300
Other	5,685	11,467	12,058
Total gross deferred tax assets	323,473	371,342	388,102
Valuation allowance	(129,846)	(257,681)	(256,410)
Total deferred tax assets	193,627	113,661	131,692
Deferred tax liabilities:
Installment sales treatment of notes	150,237	152,419	158,065
Intangible assets	25,368	26,467	24,292
Junior subordinate notes	17,205	18,700	19,313
Deferral of VOI sales and costs under timeshare accounting	9,222	8,554	6,264
Investment in securities	96	112	89
Other	93	18	758
Total gross deferred tax liabilities	202,221	206,270	208,781
Net deferred tax liability	(8,594)	(92,609)	(77,089)
Less net deferred tax liability at beginning of period	92,609	77,089	57,171
Net deferred tax liabilities from acquisitions	329	3,107	-
Less change in net deferred tax liability for amounts included
in other comprehensive income	(15)	-	-
Benefit (provision) for deferred income taxes	$84,329	(12,413)	(19,918)

Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of period	$257,681	256,410	274,861
(Increase) decrease in deferred tax valuation allowance	(127,835)	1,294	(18,022)
Other comprehensive loss	-	(23)	(27)
Acquisitions	-	-	(402)
Balance, end of period	$129,846	257,681	256,410

BFC and its subsidiaries evaluate their deferred tax assets to determine if valuation allowances are required.  In the evaluation, management considers net operating loss (“NOL”) carry-back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on BFC’s evaluations, which are discussed in further detail below, the deferred tax valuation allowances decreased by $127.8 million, increased by $1.3 million and decreased $18.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2014, BFC had maintained a valuation allowance against deferred tax assets of $257.7 million.  A substantial portion of these deferred tax assets were attributable to federal and state net operating loss carry forwards.  BFC, BBX Capital and Bluegreen have historically filed separate group federal and state tax returns.  As a separate tax return filer, BFC maintained a full valuation allowance against certain deferred tax assets based on BFC’s determination that it was more likely than not that these deferred tax assets would not be realized.  As a result of the increase in BFC’s ownership interest in BBX Capital completed on April 30, 2015 (as discussed in Note 1), BFC will be filing a consolidated group tax return with BBX Capital, Woodbridge and Bluegreen, which will include the operations of BBX Capital, Woodbridge and Bluegreen from May 1, 2015 forward.  A substantial portion of BFC’s net operating losses and other deductible temporary differences may be utilized in the consolidated return without limitation.

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

BFC will continue to evaluate the positive and negative evidence available in subsequent periods and adjust its remaining valuation allowance to reflect the amount of net deferred tax assets it determines are more likely than not to be realized.

At December 31, 2015, BFC had estimated federal and Florida net operating loss carryforwards of approximately $377.0 million and $439.7 million, respectively (which expire from 2021 through 2034).  As described below, BFC’s ability to utilize a portion of these NOLs to offset future taxable income is subject to significant limitations as a result of the 2009 merger between BFC and Woodbridge.  BFC’s NOL carryforwards also include federal and Florida of approximately $16.8 million and $16.0 million, respectively, that are attributed to the exercise of stock options and the vesting of restricted stock awards.  These tax benefits will not be recognized in the financial statements until such deductions are utilized to reduce taxes payable.

The BFC’s NOLs at December 31, 2015 include the federal and Florida NOL carryforwards of Woodbridge as of September 30, 2009 of $105.3 million and $210.9, respectively.  The Woodbridge pre-merger Federal and Florida NOL carryforwards expire from 2027 through 2029.  Woodbridge’s pre-merger NOLs are available to be used by

BFC but only if BFC generates taxable income.   As such, a full valuation allowance has been established for these NOLs.

In addition, as a result of BFC’s merger with Woodbridge in September 2009, BFC experienced a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership resulted in a significant limitation of the amount of BFC’s pre-merger net operating losses that can be utilized by BFC annually.  Of the total federal and Florida net operating loss carryforwards, approximately $75.3 million and $63.6 million, respectively, were generated by BFC prior to the merger with Woodbridge.  As a result, a valuation allowance has been established for these NOLs to the extent that they may expire before they can be utilized. These Federal and Florida NOL carryforwards expire from 2021 through 2029.

On September 21, 2009, BFC adopted a shareholder rights agreement aimed at protecting our ability to use available NOLs to offset future taxable income.  See Note 19 for additional information regarding BFC’s rights agreement.

The Company evaluates its tax positions based upon guidelines of ASC 740-10, Income Tax, which clarifies the accounting for uncertainty in tax positions.  Based on an evaluation of uncertain tax provisions, the Company is required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  There were no unrecognized tax benefits at December 31, 2015, 2014 or 2013.  The Company does not expect the amount of unrecognized tax benefits to materially change within the next 12 months.

BFC is no longer subject to United States federal, state or local income tax examinations by tax authorities for tax years before 2012.

Prior to its merger with BFC, Woodbridge was subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions.  Woodbridge is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for tax years before 2012.

Bluegreen

For tax years through the increase in ownership of shares of BBX Capital on April 30, 2015, Bluegreen and its subsidiaries filed consolidated U.S. federal and Florida income tax returns.  Bluegreen and its subsidiaries also file income tax returns in various other states and foreign jurisdictions.  With certain exceptions, Bluegreen is no longer subject to these state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

As of December 31, 2014, Bluegreen had utilized all remaining federal net operating loss carryforwards, including an equity net operating loss of $5.9 million.  As of December 31, 2015, Bluegreen had alternative minimum tax credit carryforwards of $25.1 million, which will never expire, and state operating loss carryforwards of $251.2 million, which expire from 2016 through 2035.

In August 2015, Bluegreen received notice from the Internal Revenue Service that its Income Tax Return for the year ended December 31, 2013 was selected for examination.  In September 2015, the examination was extended to include the tax year ended December 31, 2012.  In October 2015, the examination was further extended to include payroll taxes for the year ended December 31, 2013.  Bluegreen has complied with all examination requests to date.  While there is no assurance as to the results of the examination, Bluegreen does not currently anticipate any material adjustments in connection with this examination.

Certain of Bluegreen’s other state filings are under routine examination.  While there is no assurance as to the results of these audits, Bluegreen does not currently anticipate any material adjustments in connection with these examinations.

BBX Capital

At December 31, 2015 BBX Capital had $110.5 million of federal income tax NOL carryforwards which expire from 2029 to 2034.  BBX Capital’s federal tax credit carry-forwards were $2.1 million at December 31, 2015 and expire from 2025 to 2031.

BBX Capital filed separate state income tax returns for years ending prior to December 31, 2011. BBX Capital’s state NOL carry-forwards were $533.5 million as of December 31, 2015 and expire from 2023 through 2033. Renin’s Canadian subsidiaries’ earnings are subject to taxation in Canada and the United Kingdom.  Renin had taxable losses in these tax jurisdictions during the years ended December 31, 2015 and 2014 and two months ended December 31, 2013.  BBX Capital’s foreign income tax NOL carryforwards were $3.8 million and expire from 2033 to 2035.

BBX Capital is no longer subject to U.S. federal state and local income tax examinations by tax authorities for tax years before 2012.  Various state jurisdiction tax years remain open to examination.

15.    Commitments and Contingencies

The Company and its subsidiaries are lessees under various operating leases for real estate and equipment.  At December 31, 2015, the approximate minimum future rental payments under such leases for the periods shown are (in thousands):

Year Ending December 31,	Amount
2016	$12,553
2017	11,898
2018	10,550
2019	4,160
2020	3,524
Thereafter	19,335
Total	$62,020

The Company and its subsidiaries incurred rent expense as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Rental expense for premises and equipment	$13,745	12,943	10,888

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  As of December 31, 2015 and 2014,  BFC accrued $0.1 million and $11.9 million, respectively, for pending legal proceedings, all of which related to the Woodbridge appraisal rights litigation.  See the description of such litigation (Woodbridge Holdings, LLC vs Prescott Group et. al.) below for information related to payments made by BFC during 2015 in connection with such litigation.

Liabilities arising from pending litigation matters discussed below, in excess of the amounts currently accrued, if any, are not expected to have a material impact on BFC’s financial statements. However, due to the significant uncertainties involved in legal matters, losses in excess of amounts accrued may be incurred and could be material to BFC’s financial statements.

In Re Bluegreen Corporation Shareholder Litigation

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

Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida

On September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation (“WHC”).  Pursuant to the merger, WHC merged with and into Woodbridge, which was a wholly-owned subsidiary of BFC at that time.  The shareholders of WHC at the effective time of the merger (other than BFC) were entitled to receive 3.47 shares of BFC’s Class A Common Stock in exchange for each share of WHC’s Class A Common Stock that they owned.  Under Florida law, holders of WHC’s Class A Common Stock who did not vote to approve BFC’s September 2009 merger with WHC and who properly asserted and exercised their appraisal rights with respect to their shares are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. In accordance with Florida law, Woodbridge (the successor by merger to WHC) provided written notices and required forms to the dissenting shareholders setting forth, among other things, its determination that the fair value of WHC’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting shareholders, who collectively held approximately 4.2 million shares of WHC’s Class A Common Stock, rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of WHC’s Class A Common Stock. Under Florida law, Woodbridge thereafter commenced the appraisal rights action. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the dissenting shareholders.  On July 5, 2012, the presiding court determined the fair value of the dissenting shareholders’ shares of WHC’s Class A Common Stock to be $1.78 per share and awarded legal and other costs in favor of the dissenting shareholders. As a result, the $4.6 million liability was increased to approximately $7.5 million as of June 30, 2012 (with a corresponding reduction to additional paid in capital of $2.8 million) to account for the per share value awarded.  On March 11, 2013, the court awarded legal fees and pre and post judgment interest to the dissenting shareholders for a total award of approximately $11.9 million (including the $7.5 million based on the $1.78 per share value determination).  As a result, the liability was increased by approximately $4.4 million during the fourth quarter of 2012 to $11.9 million as of December 31, 2012.  Woodbridge appealed the court’s ruling with respect to the fair value determination and the award of legal fees and costs and posted a $13.4 million bond in connection with the appeal.  On August 12, 2015, the appellate court issued its decision, in which it largely affirmed the trial court’s order, including the trial court’s fair value determination and the trial court’s award of attorneys’ fees and costs. During August and December 2015, the Company made payments totaling approximately $13.7 million to the dissenting shareholders for the fair value portion of the judgment and interest thereon, but reserved all rights on appeal, including the right to recover the amount paid if Woodbridge prevails.  On October 2, 2015, Woodbridge filed a motion for rehearing.  On December 8, 2015, the appellate court denied the motion for rehearing. On January 7, 2016, Woodbridge filed a notice with the Florida Supreme Court to seek discretionary review of the matter. The Florida Supreme Court’s judgment with respect to this notice and the outcome of any review by the Florida Supreme Court is uncertain.

Bluegreen

In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing or financing of VOIs or Bluegreen’s other business activities.  Bluegreen is also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold by Bluegreen on May 4, 2012.  Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.  From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General.  Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise.  Unless otherwise described below, Bluegreen believes that these claims are routine proceedings incidental to Bluegreen’s business.

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

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain property owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  As of December 31, 2015, Bluegreen had no liability for such subsidies.  As of December 31, 2014, Bluegreen had liabilities for such subsidies totaling $0.3 million, which was included in other liabilities on the Company’s consolidated statements of financial condition.  As of December 31, 2015, Bluegreen was providing subsidies to eight property owners’ associations.

In October 2013, Bluegreen entered into an agreement to purchase from an unaffiliated third party completed VOI inventory at the Lake Eve Resort in Orlando, Florida over a five-year period.  The total purchase commitment was $35.0 million, of which $5.0 million, $7.2 million and $4.0 million of inventory was purchased in 2015, 2014 and 2013, respectively.  As of December 31, 2015, $18.9 million of the Lake Eve Resort purchase commitment remained.

Commitment to Former Bluegreen CEO

In June 2015, Bluegreen entered into certain agreements with its former CEO, John Maloney, who resigned from Bluegreen on May 27, 2015.  Under the terms of these agreements, Mr. John Maloney received $3.8 million at the time of resignation and beginning in June 2015 is entitled to receive an additional $2.9 million over the 2 year period in exchange for ongoing services during the term of the agreements.

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

BBX Capital accrues reserves for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. There were no reserves accrued by BBX Capital for these matters as of December 31, 2015.  The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

In certain matters BBX Capital is unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss.

Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported the claim.

Liabilities arising from the litigation matters discussed below, in excess of the amounts currently accrued, if any, are not expected to have a material impact on BFC’s consolidated financial statements. However, due to the significant uncertainties involved in these legal matters, losses in excess of amounts accrued may be incurred and an adverse outcome in these matters could be material to BFC’s consolidated financial statements.

BBX Capital has received notices from BB&T regarding a series of claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  These third party claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts.  BB&T’s notices assert its belief that it may be entitled to indemnification under the BankAtlantic stock purchase agreement with respect to such claims as well as another third party claim relating to an action which was settled by BB&T.  On July 31, 2014, BBX Capital and BB&T entered into a tolling agreement with respect to the time period within which BB&T may assert a claim for indemnity under the stock purchase agreement with respect to such claims.

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

On December 15, 2014, after a six-week trial, the jury found in favor of BBX Capital and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BBX Capital’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) by failing to classify certain loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.

The SEC sought a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company, (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.   On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015.  The court also imposed monetary penalties against BBX Capital in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.  BBX Capital and Mr. Levan are appealing the final judgment to the Eleventh Circuit Court of Appeals.  Mr. Levan’s motion to the Eleventh Circuit Court of Appeals to stay the two year bar pending appeal of the court’s decision was denied.  As a result, effective December 22, 2015, Mr. Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC.

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

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

During the year ended December 31, 2015, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of December 31, 2015.

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

•

In March 2015, BBX Capital placed $1.3 million in a money market account with a financial institution in order to obtain an irrevocable letter of credit for a wholly-owned subsidiary of CAM.  The letter of credit was to guarantee payment to a third party upon the third party obtaining wetlands permits in connection with a potential development project.  The $1.3 million money market account is included in restricted cash in the consolidated statement of financial condition at December 31, 2015.  In January 2016, BBX Capital paid the third party for the wetlands permits and the letter of credit was cancelled.

16.    Stock Incentive Plans

BFC

At BFC’s Annual Meeting of Shareholders held in June 2014, the BFC Financial Corporation 2014 Stock Incentive Plan (the “2014 Plan”) was approved by the Company’s shareholders.  The 2014 Plan, initially permitted the issuance of up to 500,000 shares of the Company’s Class A Common Stock and up to 4,500,000 shares of the Company’s Class B Common Stock pursuant to restricted stock awards or stock options granted under the 2014 Plan.  On May 19, 2015, the shareholders of BFC approved an amendment to the 2014 Plan to increase the maximum number of shares of the Company’s Class B Common Stock available under the Plan from 4,500,000 shares to 8,500,000 shares. At December 31, 2015, 3,052,367 shares remained available for grants of awards under the 2014 Plan.

BFC had a share based compensation plan (the “2005 Plan”) under which incentive stock options, non-qualifying stock options and restricted stock awards were granted. With the approval of the 2014 Plan, shares are no longer available for grant under the 2005 Plan; however, the termination of the 2005 Plan did not impact any previously issued awards granted under that plan.

Compensation expense for stock options and restricted common stock awards is based on the fair value of the award on the measurement date, which is generally the grant date.  The fair value of the Company’s stock options is estimated using the Black-Scholes option-pricing model.  The Company recognizes compensation costs on a straight-line basis over the requisite service period of the awards.

There were no options granted to employees or non-employee directors during the years ended December 31, 2013, 2014 or 2015.  As described below, the Company issued restricted stock awards to its officers during 2013, 2014 and 2015.

The following table sets forth information on outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2012	2,263,488	$0.41	2.28	$1,924
Exercised	(607,543)	0.41		961
Forfeited	(1,302)	0.41
Expired	-	0.00
Granted	-	0.00
Outstanding at December 31, 2013	1,654,643	$0.41	1.91	$4,104
Exercised	(1,428,420)	0.41		5,038
Forfeited	-	0.00
Expired	-	0.00
Granted	-	0.00
Outstanding at December 31, 2014	226,223	$0.41	2.66	$631
Exercised	(25,000)	0.41		85
Forfeited	-	0.00
Expired	-	0.00
Granted	-	0.00
Outstanding at December 31, 2015	201,223	$0.41	1.93	$600
Exercisable at December 31, 2015	201,223	$0.41	1.93	$600

There is no unearned compensation cost related to BFC’s stock options as all options are vested as of December 31, 2015.

During the years ended December 31, 2015, 2014 and 2013, BFC received net proceeds of approximately $10,000, $586,000 and $249,000, respectively, upon the exercise of stock options.  The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $85,000, $5.0 million and $961,000, respectively.

The following is a summary of BFC’s non-vested restricted stock activity:

		Weighted
	Non-vested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2012	7,309,767	$0.69
Granted	410,000	2.45
Vested	(1,389,072)	0.79
Forfeited	-	-
Outstanding at December 31, 2013	6,330,695	$0.78
Granted	3,575,041	3.80
Vested	(1,389,072)	0.79
Forfeited	-	-
Outstanding at December 31, 2014	8,516,664	$2.05
Granted	2,372,592	3.16
Vested	(3,915,749)	1.19
Forfeited	-	-
Outstanding at December 31, 2015	6,973,507	$2.90

On October 7, 2013, BFC’s Compensation Committee approved the grant of an aggregate of 892,224 shares of restricted Class A Common Stock to four of BFC’s then serving executive officers.  410,000 restricted stock awards were granted under BFC’s 2005 Stock Incentive Plan and will vest four years from the grant date on October 7, 2017.  The fair value of those 410,000 shares of restricted stock was approximately $1.0 million, or $2.45 per share based on the closing price of BFC’s Class A Common Stock on October 7, 2013, and the cost is being recognized over the four-year service period from October 2013 through October 2017.  The grant of the balance of 482,224 of those restricted shares was subject to the approval of BFC’s shareholders of the 2014 Plan.  Upon approval of the 2014 Plan at the Company’s 2014 Annual Meeting of Shareholders, the 482,224 restricted shares were granted under the 2014 Plan.  The fair value of those 482,224 shares of restricted stock was approximately $1.8 million, or $3.82 per share based on the closing price of BFC’s Class A Common Stock on June 12, 2014, and the cost is being recognized over the service period from June 2014 through October 2017.

On October 6, 2014, BFC’s Compensation Committee approved the grant of an aggregate of 3.1 million shares of restricted Class B Common Stock to four of BFC’s then serving executive officers.  The fair value of approximately $11.8 million was calculated based on the closing price of BFC’s Class B Common Stock on the date of grant, or $3.80 per share.  The cost is being recognized over a four year service period.  The restricted stock awards vest pro-rata over a four year period, with the first installment of approximately 773,000 shares vesting on September 30, 2015.

On September 1, 2015, the Company granted a total of 2,372,592 restricted shares of the Company’s Class B Common Stock to the Company’s then serving executive officers under the 2014 Plan.  The restricted Class B common shares had an aggregate fair value of $7.5 million on the grant date. The restricted shares are scheduled to vest ratably in annual installments of approximately 593,000 shares over four years beginning in October 2016.  The Company recognizes the compensation costs based on the straight-line method over the vesting period.

During 2015, an aggregate of 1,753,475 shares vested of BFC’s restricted Class A Common Stock granted to its and its subsidiary’s officers in September 2011.  The Company repurchased and retired an aggregate of 635,133 shares of Class A Common Stock of the officers’ BFC Class A Common Stock to satisfy the $1.9 million withholding tax obligations associated with the vesting of these shares in connection with these grants.

On September 30, 2015, 1,389,072 shares vested of BFC’s restricted Class A Common Stock and 773,206 shares of BFC’s restricted Class B Common Stock granted to executive officers in September 2012 and October 2014, respectively.  The Company repurchased and retired an aggregate of 914,677 shares of the executive officers’ Class A Common Stock to satisfy the $2.6 million withholding tax obligations associated with the vesting of these shares in connection with these grants.

BFC recognized restricted stock compensation expense of approximately $5.6 million, $2.5 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the total unrecognized compensation cost related to BFC’s non-vested restricted stock compensation was approximately $17.2 million. The cost is expected to be recognized over a weighted-average period of approximately 2.97 years.

BBX Capital

BBX Capital has two share-based compensation plans: the 2005 Restricted Stock and Option Plan and the BBX Capital Corporation 2014 Stock Incentive Plan.  The maximum term of incentive stock options and non-qualifying stock options issuable under each of these plans is ten years.  Vesting is established by BBX Capital’s Compensation Committee of the Board of Directors (“BBX Capital Compensation Committee”) in connection with each grant of options or restricted stock.  All directors’ stock options vest immediately.  The 2005 Restricted Stock and Option Plan provided that up to 1,875,000 shares of BBX Capital’s Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the 2005 Restricted and Stock Option Plan, and at December 31, 2015 and 2014 no shares remained available for grants of awards under BBX Capital’s 2005 Plan. BBX Capital’s 2014 Stock Incentive Plan provides that up to 1,000,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the BBX Capital 2014 Stock Incentive Plan, and at December 31, 2015, 184,426 shares remained available for grants of awards under the BBX Capital 2014 Stock Incentive Plan.

In March 2015, BBX Capital’s Board of Directors approved an amendment to both the BBX Capital Corporation 2014 Stock Incentive Plan and 2005 Restricted Stock and Option Plan.  The amendment to each Plan authorizes the Compensation Committee to issue restricted stock awards in the form of restricted stock units rather than directly in restricted stock.  Following the amendment, BBX Capital and its then executive officers agreed to retire any shares of BBX Capital’s outstanding restricted Class A common stock awards previously issued in the name of the Compensation Committee and subject to forfeiture until vested in exchange for BBX Capital issuing to the then executive officers restricted BBX Capital Class A common stock units (“RSUs”). This exchange resulted in the retirement of 1,391,282 BBX Capital Class A common shares.  Pursuant to the terms of the RSUs, BBX Capital promises to issue BBX Capital Class A common stock at the time the underlying units vest.  The BBX Capital RSUs issued have the same terms, and cover the same number of underlying shares of BBX Capital Class A common stock, as the BBX Capital RSAs that were retired.

The following is a summary of BBX Capital’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2012	1,195,406	$6.53
Vested	(315,104)	6.52
Forfeited	-	-
Granted	430,000	13.33
Outstanding at December 31, 2013	1,310,302	$8.76
Vested	(315,102)	6.52
Forfeited	-	-
Granted	396,082	16.58
Outstanding at December 31, 2014	1,391,282	$11.50
Vested	(381,622)	9.13
Forfeited	-	-
Granted	419,492	15.60
Outstanding at December 31, 2015	1,429,152	$13.33

On September 1, 2015, BBX Capital’s Compensation Committee of the Board of Directors’ granted 419,492 Class A common stock units (“RSUs”) to its executive officers under the BBX Capital’s 2014 Stock Incentive Plan.  These RSUs had a $6.5 million fair value on the grant date and vest ratably each year over the 4 year service period beginning in October 2016.  The grant date fair value was calculated based on the closing price of BBX Capital’s Class A common stock on the grant date. BBX Capital recognizes the compensation costs based on the straight-line method over the vesting period.

On September 30, 2015, 381,622 shares of restricted Class A common stock units granted to executive officers in September 2012 and September 2014 vested.  BBX Capital repurchased and retired 159,801 shares of the executive officers’ Class A common stock to satisfy the $2.5 million withholding tax obligations associated with the vesting of these shares in connection with these grants.

In October 2014, BBX Capital’s Board of Directors granted in the aggregate 396,082 shares of BBX Capital restricted Class A common stock (“RSAs”) under BBX Capital’s 2014 Stock Incentive Plan to certain of its executive officers.  The grant date fair value was calculated based on the closing price of BBX Capital’s Class A common stock on the grant date.  The RSAs vest pro-rata over a four year period beginning September 30, 2015 and had a fair value of $16.58 per share at the grant date.

In October 2013, BBX Capital’s Board of Directors granted in the aggregate 430,000 RSAs under BBX Capital’s 2005 Restricted Stock and Option Plan.  The grant date fair value was calculated based on the closing price of BBX Capital’s Class A common stock on the grant date.  The RSAs vest four years from the grant date or October 8, 2017.  The RSAs had a fair value of $13.33 per share at the grant date.

As of December 31, 2015, the total unrecognized compensation cost related to BBX Capital’s non-vested restricted stock compensation was approximately $14.5 million.  The cost of these non-vested RSUs is expected to be recognized over a weighted-average period of approximately 17 months.  The fair value of restricted shares of BBX Capital’s stock vested during the years ended December 31, 2015, 2014 and 2013 was $6.0 million, $5.5 million and $4.3 million, respectively.

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

The following is a summary of BBX Capital’s Class A common stock option activity:

		Weighted	Weighted
	Class A	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2012	36,804	$233.00	3.1
Exercised	-	-
Forfeited	(7,559)	124.57
Expired	(7,963)	185.82
Granted	-	-
Outstanding at December 31, 2013	21,282	$289.17	2.5
Exercised	-
Forfeited	-	-
Expired	(5,801)	455.00
Granted	-	-
Outstanding at December 31, 2014	15,481	$227.03	2.3	-
Exercised	-
Forfeited	(3,307)	92.09
Expired	(5,158)	475.12
Granted	-
Outstanding at December 31, 2015	7,016	$108.24	1.6	$-
Exercisable at December 31, 2015	7,016	$108.24	1.6	$-

There were no options granted or exercised during any of the years in the three year period ended December 31, 2015.

Included in the consolidated statements of operations in compensation expense was $5.5 million, $3.7 million and $2.5 million of share-based compensation expense related to BBX Capital for the years ended December 31, 2015, 2014 and 2013, respectively.  There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2015, 2014 and 2013 as it was not more likely than not that BBX Capital would realize the tax benefits associated with the share based compensation expense.

17.    Employee Benefit Plans and Incentive Compensation Program

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

As of January 1, 2014, the employer match feature was resumed under the 401(k) plan.  During 2014 and 2015, the employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.  For the years ended December 31, 2015 and 2014, the Company recorded expense for its contributions to the 401(k) plan totaling approximately $0.1 million during each of 2015 and 2014.

BFC Deferred Retirement Agreement

On September 13, 2005, the Company entered into an agreement with Glen R. Gilbert, the Company’s former Chief Financial Officer, pursuant to which the Company agreed to pay him a monthly retirement benefit of $5,449 beginning January 1, 2010.  During the third quarter of 2005, BFC recorded the present value of the retirement benefit payment, as actuarially determined, in the amount of $482,444, payable as a life annuity with 120 payments at 6.5% interest.  The interest on the retirement benefit is recognized monthly as compensation expense.  At December 31, 2015 and 2014, the deferred retirement obligation balance was approximately $459,000 and $494,000, respectively, which represents the present value of accumulated benefit related obligation and is included in other liabilities in the Company’s consolidated statements of financial condition.  The related compensation expense for the years ended December 31, 2015, 2014 and 2013 was approximately $31,000, $33,000 and $35,000, respectively.

Incentive Compensation Program

On September 29, 2008, Woodbridge’s Board of Directors approved the terms of an incentive program for certain employees, including certain executive officers, pursuant to which a portion of their compensation may be based on the cash returns realized on investments held by individual limited partnerships or other legal entities.  Certain of the participants in this incentive program are also employees and executive officers of BFC.  This incentive program qualifies as a liability-based plan and, accordingly, the components of the program are required to be evaluated in order to determine the estimated fair value of the liability, if any, to be recorded.  Based on the evaluation there was no liabilities recognized under the program at December 31, 2015 and 2014.

Bluegreen

Bluegreen’s Employee Retirement Plan (the “Bluegreen Retirement Plan”) is an Internal Revenue Code Section 401(k) Retirement Savings Plan.  Historically, all U.S.-based employees at least 21 years of age with at least three months of employment with Bluegreen are eligible to participate in the Bluegreen Retirement Plan.  The Bluegreen Retirement Plan provides for an annual employer discretionary matching contribution.  In December 2013, Bluegreen approved a basic matching contribution effective January 1, 2014 equal to 100% of each participant’s contributions not exceeding 3% of each participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation.  Further, Bluegreen may make additional discretionary matching contributions not to exceed 6% of each participant’s compensation.  Bluegreen made contributions to the Bluegreen Retirement Plan totaling approximately $4.8 million and $6.7 million during 2015 and 2014, respectively.  During 2015 and 2014, expenses recorded for Bluegreen’s contributions to the Bluegreen Retirement Plan totaled $4.8 million and $4.6 million, respectively.

BBX Capital

Defined Contribution 401(k) Plan:

The table below outlines the terms of the BBX Capital Security Plus 401(k) Plan and the associated employer costs to BBX Capital (in thousands):

		For the Years Ended December 31,
		2015	2014	2013
Employee salary contribution limit (1)		$18.0	17.5	17.5
Percentage of salary limitation	%	75	75	75
Total match contribution (2)		$322	150	-

(1)	For the years ended December 31, 2015, 2014 and 2013, employees over 50 were entitled to contribute $24,000, $23,000 and $23,000, respectively.
(2)	The employer match vests immediately. BBX Capital did not offer an employer match for the year ended December 31, 2013.

18.    Shares Subject to Mandatory Redemption

On June 7, 2004, the Company’s board of directors designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock.  On June 21, 2004, the Company sold all 15,000 shares of the 5% Cumulative Preferred Stock to an investor group in a private offering.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at a  redemption price of $1,000 per share.  In addition, the Company is required to redeem the preferred shares in $5.0 million annual payments in each of the years in the three year period ending December 31, 2020.  The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. The Company pays quarterly dividends on the 5% Cumulative Preferred Stock totaling $187,500.

The 5% Cumulative Preferred Stock is mandatory redeemable and classified as a liability in the Company’s consolidated statements of financial condition as of December 31, 2015 and 2014.      For the years ended December 31, 2015, 2014 and 2013, the Company recorded  interest expense in its statements of operations of $1.1 million, $1.1 million and $1.3 million, respectively, of which $750,000 was paid during each of these three years as dividends on the 5% Cumulative Preferred Stock.

During December 2013, BFC made a $5 million loan to the holders of its 5% Cumulative Preferred Stock.  The loan is secured by 5,000 shares of 5% Cumulative Preferred Stock, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity in December 2018.

19.    Common Stock, Preferred Stock and Dividends

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

On September 21, 2009, BFC adopted a rights agreement (“Rights Agreement”) designed to preserve shareholder value and protect our ability to use available net operating loss carryforwards to offset future taxable income.  The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BFC’s Class A Common Stock and Class B Common Stock, taken as a whole, without the prior approval of BFC’s Board of Directors. Shareholders of BFC at September 21, 2009 were not required to divest any shares.

On September 21, 2009, BFC’s Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares have been repurchased under the repurchase program.

On September 4, 2015, BFC entered into Share Exchange Agreements with Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise (collectively, the “BBX Capital RSU Holders”) as holders of restricted stock units of Class A Common Stock of BBX Capital (“BBX Capital RSUs”).  Pursuant to the Share Exchange Agreements, (a) each BBX Capital RSU Holder granted BFC the option to acquire, simultaneously with the vesting of each BBX Capital RSU, some or all of the shares of BBX Capital’s Class A Common Stock which, absent the Share Exchange Agreement, would (after withholding) have been received by the BBX Capital RSU Holder upon the vesting of the BBX Capital RSU and (b) BFC agreed to issue to the BBX Capital RSU Holder shares of BFC’s Class A Common Stock or Class B Common Stock having an aggregate market value equal to the aggregate market value of the shares of BBX Capital’s Class A Common Stock acquired by BFC upon the option exercise. Pursuant to the Share Exchange Agreements, the market value of the shares of BFC’s Class A Common Stock and Class B Common Stock and of BBX Capital’s Class A Common Stock is the closing price of the applicable class of stock on the trading day immediately preceding the date of closing of the share exchange. See Note 23 for information regarding the options exercised by BFC and the share exchanges consummated under the share Exchange Agreements during 2015.

Preferred Stock

The Company’s authorized capital stock includes 10 million shares of preferred stock, par value of $.01 per share. See Note 18 for further information regarding BFC’s outstanding 5% Cumulative Preferred Stock.

Dividends

BFC has never paid cash dividends on its common stock.  See Note 18 for information regarding dividends paid by BFC with respect to its 5% Cumulative Preferred Stock.

20.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
BBX Capital	$62,752	150,254
Joint ventures and other	43,328	43,546
Total noncontrolling interests	$106,080	193,800

The following table summarizes the income recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

BBX Capital	$4,964	2,040	23,112
Bluegreen (1)	-	-	5,298
Joint ventures and other	13,841	11,415	13,284
Net income attributable to noncontrolling interests	$18,805	13,455	41,694

(1)

Represents noncontrolling interest in Bluegreen prior to the April 2, 2013 Bluegreen merger pursuant to which Woodbridge acquired all of the shares of Bluegreen’s common stock not previously owned by Woodbridge.  See Note 1 for additional information regarding the Bluegreen merger.

21.    Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share attributable to the Company for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	For the Years Ended December 31,
	2015	2014	2013
Basic earnings per common share
Numerator:
Net income	$141,279	27,305	70,757
Less: Noncontrolling interests net income	18,805	13,455	41,694
Net income available to common
shareholders	$122,474	13,850	29,063

Denominator:
Basic weighted average number of
of common shares outstanding	87,022	84,502	83,202

Basic earnings per common share	$1.41	0.16	0.35

Diluted earnings per common share
Numerator:
Net income available to common
shareholders	$122,474	13,850	29,063

Denominator:
Basic weighted average number of
common shares outstanding	87,022	84,502	83,202
Effect of dilutive stock-based compensation	186	259	1,422
Diluted weighted average number of
common shares outstanding	87,208	84,761	84,624

Diluted earnings per common share	$1.40	0.16	0.35

During each of the years ended December 31, 2015, 2014 and 2013, there were no options to acquire shares of common stock that were anti-dilutive.

22.    Fair Value Measurement

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

The input fair value hierarchy is summarized below:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that BBX Capital has the ability to access at each reporting date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available.

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

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s consolidated financial statements as of December 31, 2015 or 2014.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2015 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the
	December 31,	Assets	Inputs	Inputs	Year Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$186	-	-	186	120
Impaired real estate held-for-sale
and held-for-investment	13,257	-	-	13,257	3,000
Impaired loans held-for-sale	5,856			5,856	740
Total	$19,299	-	-	19,299	3,860

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2015 on assets that were held and measured at fair value as of December 31, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis is as follows (Fair Value in thousands):

As of December 31, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$186	Collateral	Value less Cost to Sell	$0.2 - $0.4 million ($0.3 million)

Impaired real estate		Fair Value of	Discount Rates and Appraised
held-for-sale	13,257	Property	Value less Cost to Sell	$0.3 - $11.0 million ($2.0 million)

		Fair Value of	Discount Rates and Appraised
Impaired loans held-for-sale	5,856	Collateral	Value less Cost to Sell	$0.1 - $0.5 million ($0.2 million)
Total	$19,299

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	December 31,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Loans measured for
impairment using the fair value
of the underlying collateral	$2,648	-	-	2,648	2,161
Impaired real estate held-for-sale
and held-for-investment	20,701	-	-	20,701	8,756
Total	$23,349	-	-	23,349	10,917

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2014 on assets that were held and measured at fair value as of December 31, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis was as follows (Fair Value in thousands):

As of December 31, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$2,648	Collateral	Value less Cost to Sell	$0.1 - $2.6 million ($0.5 million)
Impaired real estate held-for-sale		Fair Value of	Discount Rates and Appraised
and held-for-investment	20,701	Property	Value less Cost to Sell	$0.3 - $8.4 million ($2.0 million)
Total	$23,349

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no significant liabilities measured at fair value on a non-recurring basis in the Company’s consolidated financial statements as of December 31, 2015 or 2014.

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

Loans Held-for-Sale

Loans held-for-sale are valued using an income approach with Level 3 inputs as market quotes or sale transactions of similar loans are generally not available.  The fair value is estimated by discounting forecasted cash flows, using a discount rate that reflects the risks inherent in the loans held-for-sale portfolio.  For non-performing loans held-for-sale, the forecasted cash flows are based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure or sale.

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for consolidated financial instruments at December 31, 2015 and 2014 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-
for-sale, net	$55,389	63,668	-	-	63,668
Notes receivable, net	415,598	495,000	-	-	495,000
Notes receivable from preferred shareholders (1)	5,063	4,500	-	-	4,500

Financial liabilities:
Receivable-backed notes payable	$408,817	406,600	-	-	406,600
Notes and mortgage notes payable and
other borrowings	123,005	124,456	-	-	124,456
Junior subordinated debentures	152,307	116,500	-	-	116,500
Shares subject to mandatory redemption	13,098	11,900	-	-	11,900

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-
for-sale, net	$62,267	73,423	-	-	73,423
Notes receivable, net	424,267	520,000	-	-	520,000
Notes receivable from preferred shareholders (1)	5,000	4,400	-	-	4,400

Financial liabilities:
Receivable-backed notes payable	$412,404	411,400	-	-	411,400
Notes and mortgage notes payable and
other borrowings	107,984	108,828	-	-	108,828
BB&T preferred interest in FAR	12,348	12,383	-	-	12,383
Junior subordinated debentures	150,038	134,500	-	-	134,500
Shares subject to mandatory redemption	12,714	12,215	-	-	12,215

(1)	Notes receivable from preferred shareholders is included in other assets in BFC’s consolidated statements of financial condition as of December 31, 2015 and 2014.

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

The fair value of Bluegreen’s notes receivable and BFC’s note receivable from preferred shareholders are estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

The fair value of BFC’s 5% Cumulative Preferred Stock, which is subject to mandatory redemption is calculated using the income approach with Level 3 inputs by discounting the estimated cash flows at a market discount rate.

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

23.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s former Chairman and Chief Executive Officer, and John E. Abdo, Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately  63% of the Company’s total voting power.  Mr. Abdo is Vice Chairman of BBX Capital.  In addition, Mr. Abdo became Chairman of Bluegreen during December 2015 following Mr. Alan Levan’s resignation from such position (as described below) after previously serving as Bluegreen’s Vice Chairman. In December 2015, Mr. Alan Levan resigned as Chairman, Chief Executive Officer and President of the Company, as Chairman and Chief Executive Officer of BBX Capital and as chairman of Bluegreen.  Jarett S. Levan, Executive Vice President of BFC and President of BBX Capital and son of Alan B. Levan, was appointed Acting Chairman of the Board, Chief Executive Officer and President of the Company and Acting Chairman and Chief Executive Officer of BBX Capital.  Further, Seth M. Wise, an executive officer and director of the Company, and Raymond S. Lopez, an executive officer of the Company, are each executive officers of BBX Capital. The Company and BBX Capital own 54% and 46%, respectively, of the outstanding equity interests in Woodbridge, which is the sole shareholder of Bluegreen.

On September 4, 2015, BFC entered into Share Exchange Agreements with Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise (collectively, the “BBX Capital RSU Holders”) as holders of restricted stock units of Class A Common Stock of BBX Capital (“BBX Capital RSUs”).  Pursuant to the Share Exchange Agreements, (a) each BBX Capital RSU Holder granted BFC the option to acquire, simultaneously with the vesting of each BBX Capital RSU, some or all of the shares of BBX Capital’s Class A Common Stock which, absent the Share Exchange Agreement, would (after withholding) have been received by the BBX Capital RSU Holder upon the vesting of the BBX Capital RSU and (b) BFC agreed to issue to the BBX Capital RSU Holder shares of BFC’s Class A Common Stock or Class B Common Stock having an aggregate market value equal to the aggregate market value of the shares of BBX Capital’s Class A Common Stock acquired by BFC upon the option exercise. Pursuant to the Share Exchange Agreements, the market value of the shares of BFC’s Class A Common Stock and Class B Common Stock and of BBX Capital’s Class A Common Stock is the closing price of the applicable class of stock on the trading day immediately preceding the date of closing of the share exchange.

On September 1, 2015, BFC’s Board of Directors approved (a) the exercise in full of BFC’s options with respect to all of the BBX Capital RSUs held by the BBX Capital RSU Holders which vested on September 30, 2015 and (b) the issuance of shares of BFC’s Class B Common Stock in exchange therefor.   In connection with this option exercise, on September 30, 2015, BFC issued a total of 1,218,476 shares of its Class B Common Stock to the BBX Capital RSU Holders and received a total of 221,821 shares of BBX Capital’s Class A Common Stock in exchange therefor.  The share exchanges were effected simultaneously with the vesting of the applicable BBX Capital RSUs on September 30, 2015 and were based on the closing prices of BFC’s Class B Common Stock and BBX Capital’s Class A Common Stock on September 29, 2015 of $2.88 per share and $15.82 per share, respectively. The following table sets forth the number of shares of BFC’s Class B Common Stock issued to each BBX Capital RSU Holder on September 30, 2015 and the number of shares of BBX Capital’s Class A Common Stock which BFC received in exchange therefor.

BBX Capital RSU Holder	Number of Shares of BFC’s Class B Common Stock Issued to the BBX Capital RSU Holder	Number of Shares of BBX Capital’s Class A Common Stock Received by BFC
Alan B. Levan	405,624	73,843
John E. Abdo	405,624	73,843
Jarett S. Levan	204,413	37,213
Seth M. Wise	202,815	36,922
Total	1,218,476	221,821

On May 8, 2015, BFC, BBX Capital, Woodbridge, Bluegreen and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns.  The parties will calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  Bluegreen paid BFC  $19.2 million during the year ended December 31, 2015 pursuant to the Agreement to Allocate Consolidated Income Tax Liability and Benefits.

During each of the years ended December 31, 2015 and 2014, the Company paid Abdo Companies, Inc. approximately $306,000 in exchange for Abdo Companies, Inc.’s provision of certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in investments that BFC has sponsored and in which BFC holds investments.

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

The information provided for segment reporting is obtained from internal reports utilized by management of the Company and its subsidiaries. The presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as standalone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments’ operating results would, in management's view, likely not be impacted.

From time to time, we revise the identification of our segments and/or the measurement of each segment's operating results.  These revisions are generally the result of changes in the alignment of segment operations or changes in how our management reviews and assesses profitability and allocates resources to each segment.   Effective March 31, 2015, we made certain changes to our internal reporting that affected our determination of reportable segments. These changes consisted of consolidating the different business activities of BBX Capital, including FAR, Renin, BBX Sweet Holdings, CAM and BBX Partners, into a single reportable segment (BBX Capital) to align with how management is assessing BBX Capital.  As a result of these changes, we currently report the results of our operations through two reportable segments: Bluegreen and BBX Capital.  For the years ended December 31, 2014 and 2013 segment information is presented as reported in prior periods.

In the table for the year ended December 31, 2015 amounts set forth in the column entitled “Other” include interest expense associated with Woodbridge’s trust preferred securities (“TruPs”), corporate overhead of BFC and Woodbridge, and BFC’s other income.

The Company evaluates segment performance based on segment net income (loss).

Set forth below is summary information regarding the Company's reportable segments for the year ended December 31, 2015:

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

BBX Capital

BBX Capital is involved in the acquisition, ownership and management of investments in real estate and real estate development projects, as well as investments in operating businesses. The BBX Capital reportable segment includes operations and activities of FAR, CAM, BBX Partners, Renin and BBX Sweet Holdings. BBX Capital also holds a 46% equity interest in Woodbridge, which owns 100% of Bluegreen.  BBX Capital’s equity earnings attributable to its interest in Woodbridge are eliminated in consolidation.

Set forth below is summary information regarding the Company's reportable segments for the years ended December 31, 2014 and 2013:

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

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2015 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other	Eliminations	Total
Revenues:
Sales of VOIs	$259,236	-	-	-	259,236
Fee-based sales commission revenue	173,659	-	-	-	173,659
Other fee-based services revenue	97,539	-	-	-	97,539
Trade sales	-	84,284	-	-	84,284
Interest income	84,331	10,056	-	(5,622)	88,765
Gain on sales of assets	-	31,092	-	-	31,092
Other revenue	-	6,051	-	(419)	5,632
Total revenues	614,765	131,483	-	(6,041)	740,207

Costs and Expenses:
Cost of sales of VOIs	22,884	-	-	-	22,884
Cost of other fee-based services	60,942	-	-	-	60,942
Cost of trade sales	-	62,707	-	-	62,707
Interest expense	35,698	326	10,424	(6,040)	40,408
Recoveries from loan losses	-	(13,457)	-	-	(13,457)
Impairments of assets	-	287	-	-	287
Litigation settlement	-	-	36,500	-	36,500
Selling, general and administrative expenses	373,804	70,709	23,228	(1,041)	466,700
Total costs and expenses	493,328	120,572	70,152	(7,081)	676,971

Equity earnings from Woodbridge Holdings, LLC	-	14,974	-	(14,974)	-
Equity in losses of unconsolidated
real estate joint ventures	-	(1,565)	(391)	391	(1,565)
Foreign exchange loss	-	(1,038)	-	-	(1,038)
Other income, net	2,883	-	2,226	(1,059)	4,050
Income (loss) before taxes	124,320	23,282	(68,317)	(14,602)	64,683
(Provision) benefit for income taxes	(42,311)	245	74,581	44,081	76,596
Net income	82,009	23,527	6,264	29,479	141,279
Less: Net income attributable to
noncontrolling interests	11,705	1,753	-	5,347	18,805
Net income attributable to BFC	$70,304	21,774	6,264	24,132	122,474

Total assets	$1,090,031	393,541	384,214	(518,088)	1,349,698

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2014 (in thousands):

						Unallocated	Segment
						Amounts
					Sweet	and
	Bluegreen	BBX	FAR	Renin	Holdings	Eliminations	Total
Revenues:
Sales of VOIs	$262,334	-	-	-	-	-	262,334
Fee-based sales commission revenue	144,239	-	-	-	-	-	144,239
Other fee-based services revenue	92,089	-	-	-	-	-	92,089
Interest income	81,666	1,515	3,907	-	7	(603)	86,492
Trade sales	-	-	-	57,839	16,245	(1)	74,083
Net gains on sales of assets	-	3,651	1,876	-	-	-	5,527
Other revenue	-	3,607	4,442	-	5	(632)	7,422
Total revenues	580,328	8,773	10,225	57,839	16,257	(1,236)	672,186

Costs and Expenses:
Cost of sales of VOIs	30,766	-	-	-	-	-	30,766
Cost of trade sales	-	-	-	43,888	10,794	-	54,682
Cost of other fee-based services	56,941	-	-	-	-	-	56,941
Interest expense	41,324	815	775	551	440	3,497	47,402
(Recoveries from) provision for loan losses	-	(10,169)	3,014	-	-	-	(7,155)
Asset impairments	-	266	6,749	-	-	-	7,015
Selling, general and administrative expenses	345,191	30,700	8,347	14,729	5,000	17,682	421,649
Total costs and expenses	474,222	21,612	18,885	59,168	16,234	21,179	611,300

Equity loss from unconsolidated entities	-	24,723	-	-	-	(25,296)	(573)
Foreign exchange loss	-	-	-	(715)	-	-	(715)
Other income, net	-	-	-	-	-	4,780	4,780
Income (loss) before income taxes	106,106	11,884	(8,660)	(2,044)	23	(42,931)	64,378
(Provision) benefit for income taxes	-	-	-	(6)	3,107	(40,174)	(37,073)
Net income (loss)	106,106	11,884	(8,660)	(2,050)	3,130	(83,105)	27,305
Less: Net income (loss) attributable to
noncontrolling interests	-	-	-	-	-	13,455	13,455
Net income (loss) attributable to BFC	$106,106	11,884	(8,660)	(2,050)	3,130	(96,560)	13,850

Total assets	$1,045,498	550,993	100,306	23,661	31,645	(340,807)	1,411,296

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2013 (in thousands):

						Unallocated
						Amounts
					Sweet	and	Segment
	Bluegreen	BBX	FAR	Renin	Holdings	Eliminations	Total
Revenues:
Sales of VOIs	$261,439	-	-	-	-	-	261,439
Fee-based sales commission revenue	91,859	-	-	-	-	-	91,859
Other fee-based services revenue	80,125	-	-	-	-	-	80,125
Interest income	82,230	14,490	9,847	-	-	(296)	106,271
Trade sales	-	-	-	9,300	966	(23)	10,243
Net gains on the sales of assets	-	3,525	3,203	-	-	-	6,728
Other revenue	-	4,047	3,489	-	-	(438)	7,098
Total revenues	515,653	22,062	16,539	9,300	966	(757)	563,763

Costs and Expenses:
Cost of sale of VOIs	32,607	-	-	-	-	-	32,607
Cost of other fee-based services	52,817	-	-	-	-	-	52,817
Cost of trade sales	-	-	-	7,227	633	-	7,860
Interest expense	41,137	1,774	3,397	144	24	4,145	50,621
Recoveries from loan losses	-	(34,128)	(9,737)	-	-	-	(43,865)
Asset impairments, net	-	219	4,489	-	-	-	4,708
Selling, general and administrative expenses	306,559	27,132	10,257	1,636	346	16,028	361,958
Total costs and expenses	433,120	(5,003)	8,406	9,007	1,003	20,173	466,706

Equity in (losses) earnings of unconsolidated entities	-	13,461	-	-	-	(13,491)	(30)
Foreign exchange loss	-	-	-	(357)	-	-	(357)
Other income, net	-	-	-	-	-	228	228
Income (loss) before income taxes	82,533	40,526	8,133	(64)	(37)	(34,193)	96,898
Provision for income taxes	-	-	(20)	(294)	-	(25,827)	(26,141)
Net income (loss)	82,533	40,526	8,113	(358)	(37)	(60,020)	70,757
Less: Net income (loss) attributable to
noncontrolling interests	-	-				41,694	41,694
Net income (loss) attributable to BFC	82,533	40,526	8,113	(358)	(37)	(101,714)	29,063

Total assets	$1,086,316	476,947	166,114	23,809	5,383	(317,204)	1,441,365

25.    Selected Quarterly Results (Unaudited)

The following tables summarize the results of operations for each fiscal quarter during the years ended December 31, 2015 and 2014 (in thousands except for per share data):

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$149,893	190,971	199,291	200,052	740,207
Costs and expenses	136,587	191,605	175,218	173,561	676,971
	13,306	(634)	24,073	26,491	63,236
Equity in losses of unconsolidated
real estate joint ventures	(304)	(291)	(158)	(812)	(1,565)
Foreign exchange (loss) gains	(469)	70	(236)	(403)	(1,038)
Other income, net	1,248	1,114	1,205	483	4,050
Income before income taxes	13,781	259	24,884	25,759	64,683
(Provision) benefit for income taxes	(8,609)	90,353	(4,213)	(935)	76,596
Net income	5,172	90,612	20,671	24,824	141,279
Less: Net income attributable to
noncontrolling interests	3,286	6,317	4,313	4,889	18,805
Net income to common shareholders	1,886	84,295	16,358	19,935	122,474

Basic earnings per common share	$0.02	0.97	0.19	0.23	1.41

Diluted earnings per common share	$0.02	0.97	0.19	0.23	1.40

Basic weighted average number of common shares outstanding	87,136	87,093	87,023	86,839	87,022

Diluted weighted average number of common and common equivalent shares outstanding	87,332	87,286	87,174	87,175	87,208

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$150,410	173,036	185,215	163,525	672,186
Costs and expenses	135,481	147,809	167,328	160,682	611,300
	14,929	25,227	17,887	2,843	60,886
Equity in losses of unconsolidated
real estate joint ventures	(6)	(26)	(205)	(336)	(573)
Foreign exchange loss	(307)	141	(319)	(230)	(715)
Other income, net	680	1,004	445	2,651	4,780
Income before income taxes	15,296	26,346	17,808	4,928	64,378
Provision for income taxes	8,754	11,511	11,135	5,673	37,073
Net income (loss)	6,542	14,835	6,673	(745)	27,305
Less: Net income attributable to
noncontrolling interests	3,406	5,575	2,845	1,629	13,455
Net income (loss) to common shareholders	3,136	9,260	3,828	(2,374)	13,850

Basic earnings (loss) per common share	$0.04	0.11	0.05	(0.04)	0.16

Diluted earnings (loss) per common share	$0.04	0.11	0.05	(0.04)	0.16

Basic weighted average number of common shares outstanding	83,185	83,513	84,326	86,943	84,502

Diluted weighted average number of common and common equivalent shares outstanding	84,624	84,698	84,939	86,943	84,761

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management.  As of December 31, 2015, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  As of December 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Management has excluded Kencraft Confections, LLC from its assessment of internal control over financial reporting as of December 31, 2015.  BBX Capital acquired this business during the second quarter of 2015 and management has not conducted an assessment of the acquired business’ internal control over financial reporting.   Total revenues and total assets of Kencraft Confections, LLC represent 0.8% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BFC Financial Corporation

We have audited the internal control over financial reporting of BFC Financial Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Kencraft Confections, LLC, whose financial statements reflect total assets and revenues constituting 0.8 and 0.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. As indicated in Management’s Report, Kencraft Confections, LLC was acquired during 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Kencraft Confections, LLC.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/Grant Thornton LLP

Fort Lauderdale, Florida

March 15, 2016

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The remaining information required by Items 10 through 14 of Part III of Form 10-K will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2015 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2015.  Alternatively, we may provide the information required by Items 10 through 14 of Part III of Form 10-K in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents Filed as Part of this Report:

(1)Financial Statements

The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.

Reports of Independent Registered Public Accounting Firms.

Consolidated Statements of Financial Condition as of December 31, 2015 and 2014.

Consolidated Statements of Operations and Comprehensive Income for each of the years in the three year period ended December 31, 2015.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2015.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2015.

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

(3)Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997
3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K, filed June 27, 2002
3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003
3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005

3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008
3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009
3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009
3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009
3.9	Amendment to the Amended and Restated Articles of Incorporation, effective December 19, 2013	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 23, 2013
3.10	Bylaws, as amended	Exhibit 3.1 of Registrant's Current Report on Form 8-K filed February 12, 2015
4.1	Specimen Class A Common Stock Certificate	Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed April 1, 2013
4.2	Specimen Class B Common Stock Certificate	Exhibit 4.2 of the Registrant's Annual Report on Form 10-K filed April 1, 2013
4.3	Rights Agreement dated as of September 21, 2009 by and between BFC Financial Corporation and American Stock Transfer and Trust Company, LLC as Rights Agent.	Exhibit 4.1 of Registrant’s Current Report on Form 8-K, filed September 25, 2009
10.1	BFC Financial Corporation 2014 Stock Incentive Plan	Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 24,2015
10.2	BFC Financial Corporation 2014 Stock Incentive Plan	Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 30, 2014
10.3	BFC Financial Corporation 2005 Stock Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2012
10.4	BFC Financial Corporation Stock Option Plan	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 31, 1996
10.5	Employment agreement of Alan B. Levan	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.6	Employment agreement of John E. Abdo	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.7	Employment agreement of Seth M. Wise	Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.8	Employment agreement of John K. Grelle	Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.9	Employment agreement of Jarett S. Levan	Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.9	Employment agreement of Ray S. Lopez	Exhibit 10.1 of Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015
10.1

Indenture between BXG Receivables Note Trust 2012-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of August 15, 2012.

Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.11	Sale Agreement by and among BRFC 2012-A LLC as Depositor and BXG Receivables Note Trust 2012-A as Issuer dated as of August 15, 2012	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012

10.12	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.13	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012.	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.14

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

Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013
10.15	BXG Receivables Note Trust 2013-A, Standard Definitions	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.16

Indenture between BXG Receivables Note Trust 2013-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of September 15, 2013

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.17	Sale Agreement by and among BRFC 2013-A LLC, as Depositor, and BXG Receivables Note Trust 2013-A, as Issuer, dated as of September 15, 2013	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.18	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2013-A LLC, as Depositor, dated as of September 15, 2013	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.19	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2013-A LLC as Depositor, dated as of September 15, 2013	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.20	Amended and Restated Purchase and Contribution Agreement, dated as of December 1, 2013, by and among Bluegreen Corporation and Bluegreen Timeshare Finance Corporation I	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.21	Amended and Restated Sale Agreement, dated as of December 1, 2013, by and among Bluegreen Timeshare Finance Corporation I and BXG Timeshare Trust I	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on December 23, 2013
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

Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on December 23, 2013

10.24	Amended and Restated Trust Agreement, dated as of December 17, 2013, by and among Bluegreen Timeshare Finance Corporation I, GSS Holdings, Inc., and Wilmington Trust Company	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.25	Sixth Amended and Restated Standard Definitions	Exhibit 10.6 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.26	Credit Agreement dated November 5, 2014, among Bluegreen Corporation, as Borrower, Fifth Third Bank, as Administrative Agent and L/C Issuer, and Guarantors and Lenders party thereto	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on November 10, 2014
10.27

Indenture, dated as of January 15, 2015, between BXG Receivables Note Trust 2015-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.28	Sale Agreement, dated as of January 15, 2015, by and among BRFC 2015-A LLC, as Depositor, and BXG Receivables Note Trust 2015-A, as Issuer	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.29	Transfer Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2015-A LLC, as Depositor	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.30	Purchase and Contribution Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, as Seller, and BRFC 2015-A LLC, as Depositor	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.31	BXG Receivables Note Trust 2015-A, Standard Definitions	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.32	Second Amended and Restated Secured Promissory Note dated June 25, 2015, by and among Bluegreen Vacations Unlimited, Inc., as Borrower, and Pacific Western Bank, as Lender	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on June 30, 2015
10.33	Second Amendment to Amended and Restated Loan and Security Agreement dated June 25, 2015, by and among Bluegreen Corporation, as Borrower, and Pacific Western Bank, as Lender	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on June 30, 2015
10.34

Third Amedned and Restated Revolving Promissory Note (Hypothecation Facility) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.34

First Amended and Restated Loan and Security Agreement (Hypothecation Facility) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower and National Bank of Arizona, as Lender

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.35	First Amended and Restated Promissory Note (Inventory Loan) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.36	First Amended and Restated Loan Agreement (Inventory Loan) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.37	Purchase Agreement, dated as of April 2, 2013, by and among Woodbridge Holdings, LLC, BBX Capital Corporation and BFC Financial Corporation	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on April 5, 2013

10.38	Amended and Restated Operating Agreement of Woodbridge Holdings, LLC, dated April 2, 2013	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on April 5, 2013
10.39	Tender Offer Statement by Third Party, filed by BFC Financial Corporation to purchase BBX Capital Corporation Class A Common Stock	Schedule TO-T filed by BFC with the Secruities and Exchange Commission on March 30, 2015
10.40	Loan Agreement and Promissory Note, dated April 17, 2015, between BFC Financial Corporation and Bluegreen Specialty Finance, LLC	Exhibit (b)(1) to Amendment No. 2 of the Schedule TO-T filed by BFC with the Secruities and Exchange Commission on April 22, 2015
10.41	Tax Sharing Agreement dated as of May 8, 2015, by and among BFC Financial Corporation, BBX Capital and Bluegreen	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013
10.42	Share Exchange Agreement dated September 4, 2015, by and among BFC Financial Corporation and BBX Capital	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on September 4, 2015
12.1	Ratio of Earnings to Fixed Charges	Filed with this Report
21.1	Subsidiaries of the Registrant	Filed with this Report
23.1	Consent of Grant Thornton LLP	Filed with this Report
23.2	Consent of PricewaterhouseCoopers LLP	Filed with this Report
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	Filed with this Report
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this Report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this Report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this Report
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed with this Report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this Report

Schedule III – Real Estate Investments and Accumulated Depreciation

BBX Capital Corporation

As of December 31, 2015

(Dollars in thousands)

Capitalized
	Initial Costs		Costs						Depreciable
		Building and	Subsequent to		Total	Accumulated	Year of	Foreclosure	Lives
Property	Land	Improvements	Acquisition	Other	Cost (1)	Depreciation	Construction	Month/Year	(Years)
RoboVault	$1,590	6,310	-	-	7,900	840	2009	4/2013	40

(1)	The aggregate cost for federal income tax purposes is $6.4 million.

The following table presents the changes in BBX Capital’s real estate investments for the year ended December 31, 2015:

	Total	Accumulated
(in thousands)	Costs	Depreciation
Balance at December 31, 2014	$22,440	630
Depreciation	-	652
Transfer to held-for-sale	(14,540)	(442)
Balance at December 31, 2015	$7,900	840

Schedule IV – Mortgage Loans on Real Estate

BBX Capital Corporation

As of December 31, 2015

(Dollars in thousands)

								Principal
								Amount of
								Loans Subject
Number		Interest	Final	Periodic		Face	Carrying	to Delinquent
of		Rate	Maturity	Payment	Prior	Amount	Amount of	Principal
Loans	Description	(1)	Date (2)	Terms	Liens	of Loans	Loans (3)	or Interest

101	First-lien 1-4 Family (4)	5.71%	12/17/2033	Monthly	$-	34,432	21,354	27,450

45	Second lien -Consumer held-for-investment	3.21%	2/18/2017	Monthly	8,107	4,686	2,368	910

18	Small Business Real Estate	7.05%	7/14/2023	Monthly	-	4,373	3,529	-

1	Commercial Real Estate held-for-investment	5.00%	5/31/2016	Monthly	-	879	879	-

	Large Balance Commercial Real Estate Loans
1	Retail	7.00%	6/20/2018	Monthly	-	2,074	2,074	-
1	Marina	2.08%	1/1/2018	Monthly	-	4,500	2,206	-
1	Apartment building	5.00%	6/1/2017	Monthly	-	8,048	3,448	-
1	Residential	5.75%	5/1/2016	Monthly	753	3,702	3,702	-
1	Land	4.00%	12/31/2016	Maturity	-	3,985	3,985	-
	Total Mortgage Loans				$8,860	66,679	43,545	28,360

(1)  Represents weighted average interest rates for mortgage loans grouped by category when there is more than one loan in the category.

(2)  Represents weighted average maturity dates for mortgage loans grouped by category when there is more than one loan in the category.

(3)  The aggregate cost for federal income tax purposes was $48.5 million.

(4)  The Company does not own the servicing on these loans.

The following table presents the changes in the Company’s mortgage loans for the year ended December 31, 2015 (in thousands):

Balance at December 31, 2014	$61,230
Advances on existing mortgages	-
Collections of principal	(14,470)
Foreclosures	(3,215)
Costs of mortgages sold	-
Balance at December 31, 2015	$43,545

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                             BFC FINANCIAL CORPORATION

March 15, 2016By: /s/ Jarett S. Levan

      Jarett S. Levan, Chairman of the Board,

      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jarett S. Levan		March 15, 2016
Jarett S. Levan	Acting Chairman of the Board, President and
Chief Executive Officer

/s/ John E. Abdo		March 15, 2016
John E. Abdo	Vice Chairman of the Board

/s/ Seth M. Wise		March 15, 2016
Seth M. Wise	Executive Vice President and Director

/s/ Raymond S. Lopez		March 15, 2016
Raymond S. Lopez	Executive Vice President, Chief Financial Officer and Chief Accounting Officer and Risk Officer

/s/ Darwin Dornbush		March 15, 2016
Darwin Dornbush	Director

/s/ Oscar J. Holzmann		March 15, 2016
Oscar J. Holzmann	Director

/s/ Alan Levy		March 15, 2016
Alan Levy	Director

/s/ Joel Levy		March 15, 2016
Joel Levy	Director

/s/ William Nicholson		March 15, 2016
William Nicholson	Director

/s/ Neil A. Sterling		March 15, 2016
Neil A. Sterling	Director