Form 10-Q
period 2016-03-31
BFC FINANCIAL CORP
filed 2016-05-06
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2016

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 3, 2016 is as follows:

Class A Common Stock of $.01 par value,  74,492,819 shares outstanding.
Class B Common Stock of $.01 par value, 13,718,928 shares outstanding.

(i)

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BFC Financial Corporation
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$226,209	198,905
Restricted cash ($40,810 in 2016 and $25,358 in 2015 held by variable
interest entities ("VIEs"))	71,732	59,365
Loans held-for-sale	19,186	21,354
Loans receivable, net	33,281	34,035
Notes receivable, net ($312,894 and $280,841 in VIEs in 2016 and 2015, respectively)	410,401	415,598
Inventory	220,694	220,929
Real estate held-for-investment	32,838	31,290
Real estate held-for-sale, net	46,165	46,338
Investments in unconsolidated real estate joint ventures	42,922	42,962
Property and equipment, net	89,994	90,020
Goodwill and intangible assets, net	77,528	77,789
Other assets ($404 in 2015 held by VIEs)	109,248	102,375
Total assets	$1,380,198	1,340,960

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$27,037	25,976
Deferred income	30,097	28,847
Escrow deposits	24,925	24,525
Other liabilities	80,407	81,623
Receivable-backed notes payable - recourse	57,108	89,888
Receivable-backed notes payable - non-recourse, net of unamortized debt issuance
costs of $6,506 and $4,905 in 2016 and 2015, respectively (held by VIEs)	371,371	314,024
Notes and mortgage notes payable and other borrowings, net of unamortized debt
issuance costs of $1,949 and $2,011 in 2016 and 2015, respectively	117,953	120,994
Junior subordinated debentures, net of unamortized debt issuance costs
of $1,799 and $1,822 in 2016 and 2015, respectively	150,982	150,485
Deferred income taxes	13,702	8,594
Shares subject to mandatory redemption	13,199	13,098
Total liabilities	886,781	858,054

Commitments and contingencies (See Note 11)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 73,211,519 in 2016 and 73,211,519 in 2015	732	732
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 11,346,336 in 2016 and 11,346,336 in 2015	113	113
Additional paid-in capital	146,203	143,231
Accumulated earnings	237,616	232,134
Accumulated other comprehensive income	511	616
Total BFC Financial Corporation equity	385,175	376,826
Noncontrolling interests	108,242	106,080
Total equity	493,417	482,906
Total liabilities and equity	$1,380,198	1,340,960

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues
Sales of VOIs	$56,370	53,182
Fee-based sales commission revenue	40,147	32,600
Other fee-based services revenue	25,555	23,753
Trade sales	20,962	19,535
Interest income	21,063	19,566
Other revenue	1,542	1,257
Total revenues	165,639	149,893

Costs and Expenses
Cost of sales of VOIs	3,916	4,866
Cost of other fee-based services	15,010	14,801
Cost of trade sales	15,047	13,835
Interest expense	9,067	10,656
Recoveries from loan losses, net	(1,748)	(3,821)
Impairments of assets, net	(37)	(1,063)
Selling, general and administrative expenses	112,055	97,313
Total costs and expenses	153,310	136,587

Equity in net losses of unconsolidated
real estate joint ventures	(342)	(304)
Foreign exchange gain (loss)	210	(469)
Other income, net	263	1,248
Income before income taxes	12,460	13,781
Provision for income taxes (See Note 10)	(5,107)	(8,609)
Net income	7,353	5,172
Less: Net income attributable to noncontrolling interests	1,871	3,286
Net income attributable to BFC	$5,482	1,886

Basic earnings per share	$0.06	0.02
Diluted earnings per share	$0.06	0.02
Basic weighted average number of common
shares outstanding	86,839	87,136
Diluted weighted average number of common and
common equivalent shares outstanding	87,013	87,332

Net income	$7,353	5,172
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale	25	(13)
Foreign currency translation adjustments	(148)	132
Other comprehensive (loss) income, net of tax	(123)	119
Comprehensive income, net of tax	7,230	5,291
Less: Comprehensive income attributable
to noncontrolling interests	1,853	3,338
Total comprehensive income attributable to BFC	$5,377	1,953

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended March 31, 2016 and 2015
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2014	73,307	10,168	$733	102	142,058	109,660	353	252,906	193,800	446,706
Net income	-	-	-	-	-	1,886	-	1,886	3,286	5,172
Other comprehensive income	-	-	-	-	-	-	67	67	52	119
Subsidiaries' capital transactions	-	-	-	-	634	-	-	634	597	1,231
Conversion of Common Stock from Class B to Class A	36	(36)	-	-	-	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(60)	-	-	(1)	(173)	-	-	(174)	-	(174)
Share-based compensation	-	-	-	-	1,242	-	-	1,242	-	1,242
Balance, March 31, 2015	73,283	10,132	$733	101	143,761	111,546	420	256,561	197,735	454,296

Balance, December 31, 2015	73,212	11,346	$732	113	143,231	232,134	616	376,826	106,080	482,906
Net income	-	-	-	-	-	5,482	-	5,482	1,871	7,353
Other comprehensive loss	-	-	-	-	-	-	(105)	(105)	(18)	(123)
Subsidiaries' capital transactions	-	-	-	-	1,333	-	-	1,333	309	1,642
Share-based compensation	-	-	-	-	1,639	-	-	1,639	-	1,639
Balance, March 31, 2016	73,212	11,346	$732	113	146,203	237,616	511	385,175	108,242	493,417

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2016	2015
Net cash provided by (used in) operating activities	$17,884	(4,846)

Investing activities:
Decrease (increase) in restricted cash and cash equivalents	1,306	(2,645)
Investments in unconsolidated real estate joint ventures	(301)	(68)
Repayment of loans receivable, net	4,065	6,658
Proceeds from the sale of loans receivable	-	89
Proceeds from sales of real estate held-for-sale	830	2,866
Improvements to real estate held-for-investment	(1,558)	(7,024)
Purchases of real estate held-for-sale	(169)	-
Purchases of property and equipment	(2,880)	(2,649)
Proceeds from the sale of property and equipment	-	247
(Increase) decrease from other investing activities	(225)	91
Net cash provided by (used in) investing activities	$1,068	(2,435)

Financing activities:
Repayment of BB&T preferred interest in Florida Asset
Resolution Group, LLC ("FAR")	-	(6,216)
Repayments of notes, mortgage notes payable and other borrowings	(125,729)	(53,890)
Proceeds from notes, mortgage notes payable and other borrowings	136,591	43,680
Payments for debt issuance costs	(2,322)	(2,210)
Payments of interest on shares subject to mandatory redemption	(188)	(188)
Retirement of BFC's common stock	-	(174)
Net cash provided by (used in) financing activities	$8,352	(18,998)

Increase (decrease) in cash and cash equivalents	27,304	(26,279)
Cash and cash equivalents at beginning of period	198,905	279,437
Cash and cash equivalents at end of period	$226,209	253,158

		Continued

BFC Financial Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2016	2015
Supplemental cash flow information:
Interest paid on borrowings	$8,757	9,038
Income taxes paid	481	2,122
Income tax refunded	-	(356)

Supplementary disclosure of non-cash investing and financing activities:
Restricted cash received on securitization, pending
provision of additional collateral	$13,981	10,066
Loans transferred to real estate held-for -sale or
real estate held-for-investment	826	2,156
Real estate held-for-investment transferred to real
estate held-for-sale	-	1,027
(Decrease) increase in BFC accumulated other comprehensive
income, net of taxes	(105)	67
Net increase in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	1,333	634

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation

Notes to Condensed Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the consolidated financial condition of BFC at March 31, 2016; the consolidated results of operations and comprehensive income of BFC for the three months ended March 31, 2016 and 2015; changes in consolidated equity of BFC for the three months ended March 31, 2016 and 2015; and the condensed consolidated cash flows of BFC for the three months ended March 31, 2016 and 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period.

These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).  All significant inter-company balances and transactions have been eliminated in consolidation.  As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

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

BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures, and investments in middle market operating businesses. BBX Capital’s principal asset until July 31, 2012 was its ownership of BankAtlantic.  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida.  On July 31, 2012, BBX Capital completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BankAtlantic Sale” or the “BB&T Transaction”).  The principal assets of BBX Capital currently consist of its 46% interest in Woodbridge, investments in real estate joint ventures, legacy loans and real estate transferred to BBX Capital in connection with the BB&T Transaction.

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

BFC Share Repurchase Program

On September 21, 2009, BFC’s board of directors approved a share repurchase program which authorized the repurchase of up to 20,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million, subject to market conditions and other factors.

On March 29, 2016, the Company entered into a Rule 10b5-1 Repurchase Plan (the “Repurchase Plan”) which authorized the Company’s designated broker to repurchase up to 1.0 million shares of the Company’s Class A Common Stock in the open market or through privately negotiated transactions in accordance with the terms, and subject to the limitations, specified in the Repurchase Plan.  In April 2016, the Company repurchased 1.0 million shares of its Class A Common Stock under the Repurchase Plan for approximately $3.0 million. Repurchases under the Repurchase Plan were subject to applicable securities laws and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, as well as certain price and other limitations specified by the Company in the Repurchase Plan.

 Recently Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis” (“ASU 2015-02”).  This guidance changed the manner in which a reporting entity assesses one of the five characteristics that determines if an entity is a variable interest entity.  In particular, the update changes how a reporting entity assesses if the equity holders at risk lack decision making rights when decision-making over the entity’s most significant activities has been outsourced.  The update also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights.  This standard became effective for the Company on January 1, 2016.  The adoption of ASU 2015-02 had no effect on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, ”Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” as amended by ASU 2015-15, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  However, ASU 2015-03 also permits presentation of debt issuance costs on line-of-credit arrangements as assets. This standard became effective for the Company on January 1, 2016.  The Company’s adoption of ASU 2015-03 is reflected in the accompanying balance sheets as of March 31, 2016 and December 31, 2015 and in the tables included in Note 9.  As further displayed in the table below, pursuant to the adoption of ASU 2015-03, the Company has reclassified certain unamortized debt issuance costs as a direct deduction from the carrying value of the associated debt liability previously reported in the Company’s Consolidated Balance Sheets as of December 31, 2015 as follows (in thousands):

	As previously
	presented		As adjusted
	December 31,		December 31,
	2015	Reclassification	2015
Other assets	$111,113	$(8,738)	$102,375
Receivable backed notes payable - non-recourse (VIE)	318,929	(4,905)	314,024
Lines of credit and notes payable	123,005	(2,011)	120,994
Junior subordinated debentures	152,307	(1,822)	150,485

New Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance which may be applicable to the Company but have not yet become effective. (See the Company’s Annual Report on Form 10-K for the year ended

December 31, 2015 for accounting pronouncements issued prior to March 15, 2016 which may be applicable to the Company.)

Accounting Standards Update Number 2016-09 – Compensation – Stock Compensation (Topic 718).  The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted in any interim or annual period.  The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s condensed consolidated financial statements.

Accounting Standards Update Number 2016-07 – Investments – Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting.  This update addresses the use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.  The amendments in this update eliminate the requirement to retroactively adopt the equity method of accounting.  The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s condensed consolidated financial statements.

Accounting Standards Update Number 2014-09 –  Revenue Recognition (Topic 606): Revenue from Contracts with Customers. This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  It also requires disclosures designed to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Further, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and in April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing (Topic 606). These updates clarify implementation guidance on the related topic.  The accounting guidance updates will replace most existing revenue recognition guidance in GAAP.  The standard was to be effective for annual and interim reporting periods beginning after December 15, 2016.  ASU 2015-14 deferred the effective date of this update for all entities by one year.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the requirements of theses updates and has not yet determined its impact on the Company's condensed consolidated financial statements.

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

With each securitization, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of March 31, 2016, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no triggering events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a variable interest entity with Bluegreen as its primary beneficiary.  Bluegreen’s analysis includes a review of both quantitative and qualitative factors.  Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and bases its qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements.  Bluegreen also uses its qualitative analysis to determine if Bluegreen must consolidate a variable interest entity as the primary beneficiary.  In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is the primary beneficiary and, therefore, Bluegreen consolidates the entities into its financial statements.  As previously described, BFC consolidates Bluegreen and its consolidated subsidiaries and VIEs into BFC’s financial statements.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the three months ended March 31, 2016 and 2015 were $1.2 million and $1.1 million, respectively.  Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s condensed consolidated statements of financial condition is set forth below (in thousands):

	March 31,	December 31,
	2016	2015
Restricted cash	$40,810	25,358
Securitized notes receivable, net	312,894	280,841
Receivable backed notes payable - non-recourse	371,371	314,024

The restricted cash and securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

3.     Investments in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	March 31,	December 31,
Investment in unconsolidated real estate joint ventures	2016	2015
Altis at Kendall Square, LLC	$722	764
Altis at Lakeline - Austin Investors LLC	5,266	5,210
New Urban/BBX Development, LLC	1,015	864
Sunrise and Bayview Partners, LLC	1,561	1,577
Hialeah Communities, LLC	4,376	4,569
PGA Design Center Holdings, LLC	1,895	1,911
CCB Miramar, LLC	875	875
Centra Falls, LLC	717	727
The Addison on Millenia Investment, LLC	5,778	5,778
BBX/S Millenia Blvd Investments, LLC	4,905	4,905
Altis at Bonterra - Hialeah, LLC	15,812	15,782
Investments in unconsolidated real estate joint ventures	$42,922	42,962

BBX Capital’s investments in unconsolidated real estate joint ventures are unconsolidated variable interest entities.

The amount of interest capitalized in investments in unconsolidated real estate joint ventures associated with joint venture real estate development activities for the three months ended March 31, 2016 and 2015 was  $121,000 and  $96,000, respectively.

The condensed statements of operations for the three months ended March 31, 2016 and 2015 for all of the above listed equity method joint ventures in the aggregate were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Total revenues	$1,191	379
Total costs and expenses	(1,856)	(1,071)
Net loss	$(665)	(692)
Equity in net losses of unconsolidated real estate joint ventures	$(342)	(304)

See Note 10 to the Consolidated Financial Statements included in the 2015 Annual Report for additional information on BBX Capital’s investments in unconsolidated real estate joint ventures.

4.  BBX Capital’s Loans Held-For-Sale

BBX Capital’s loans-held-for-sale are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Residential	$19,186	21,354

Loans held-for-sale are reported at the lower of cost or fair value measured on an aggregate basis.   As of March 31, 2016 and December 31, 2015 the lower of cost or fair value adjustment on loans held-for-sale was $1.6 million. BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.

As of March 31, 2016, foreclosure proceedings were in-process on $12.5 million of BBX Capital’s residential loans held-for-sale.

5.    BBX Capital’s Loans Receivable

BBX Capital’s loans receivable portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Commercial non-real estate	$11,231	11,250
Commercial real estate	16,017	16,294
Small business	3,614	4,054
Consumer	2,264	2,368
Residential	155	69
Total loans, net of discount	33,281	34,035
Allowance for loan losses	-	-
Loans receivable -- net	$33,281	34,035

As of March 31, 2016, foreclosure proceedings were in process on $0.3 million of BBX Capital’s consumer loans.

The total discount on loans receivable was $3.2 million and $3.3 million as of March 31, 2016 and December 31, 2015, respectively.

The recorded investment (unpaid principal balance less charge-offs and discounts) of non-accrual loans receivable was as follows (in thousands):

	March 31,	December 31,
Loan Class	2016	2015
Commercial non-real estate	$1,231	1,250
Commercial real estate	9,543	9,639
Small business	3,614	4,054
Consumer	2,165	2,368
Residential	155	69
Total nonaccrual loans	$16,708	17,380

An age analysis of the past due recorded investment in BBX Capital’s loans receivable as of March 31, 2016 and December 31, 2015 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
March 31, 2016	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	329	329	10,902	11,231
Commercial real estate	-	-	3,986	3,986	12,031	16,017
Small business	-	27	-	27	3,587	3,614
Consumer	108	-	622	730	1,534	2,264
Residential	-	23	132	155	-	155
Total	$108	50	5,069	5,227	28,054	33,281

1)	BBX Capital had no loans that were 90 days or more past due and still accruing interest as of March 31, 2016.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	329	329	10,921	11,250
Commercial real estate	-	-	3,986	3,986	12,308	16,294
Small business:	-	205	-	205	3,849	4,054
Consumer	316	138	562	1,016	1,352	2,368
Residential	-	24	42	66	3	69
Total	$316	367	4,919	5,602	28,433	34,035

1)	BBX Capital had no loans that were 90 days or more past due and still accruing interest as of December 31, 2015.

The activity in BBX Capital’s allowance for loan losses for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	For the Three Months
	Ended March 31,
Allowance for Loan Losses:	2016	2015
Beginning balance	$-	977
Charge-offs :	(30)	(675)
Recoveries :	1,778	3,900
Provision :	(1,748)	(3,821)
Ending balance	$-	381
Ending balance individually evaluated for impairment	$-	-
Ending balance collectively evaluated for impairment	-	381
Total	$-	381
Loans receivable:
Ending balance individually evaluated for impairment	$12,924	17,018
Ending balance collectively evaluated for impairment	20,357	9,945
Total	$33,281	26,963
Proceeds from loan sales	$-	89

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

BBX Capital’s impaired loans as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	As of March 31, 2016			As of December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	-	-	-
Total with no allowance recorded	16,708	29,450	-	17,380	30,212	-
Total	$16,708	29,450	-	17,380	30,212	-

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	For the Three Months Ended March 31,
	2016		2015
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	273	1
Total with no allowance recorded	16,797	337	17,145	228
Total	$16,797	337	17,418	229

BBX Capital’s impaired loans without valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate were equal to or greater than the carrying value of the loans, or loans that were collectively measured for impairment.

BBX Capital had no commitments to lend additional funds on impaired loans as of March 31, 2016.

6.    Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and Bluegreen’s allowance for credit losses (in thousands):

	March 31,	December 31,
	2016	2015
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$116,758	166,040
VOI notes receivable - securitized	401,603	357,845
	518,361	523,885
Allowance for credit losses	(109,929)	(110,467)
VOI notes receivable, net	$408,432	413,418
Allowance as a % of VOI notes receivable	21%	21%

Notes receivable secured by homesites: (1)
Homesite notes receivable	$2,216	2,427
Allowance for credit losses	(247)	(247)
Homesite notes receivable, net	$1,969	2,180
Allowance as a % of homesite notes receivable	11%	10%

Total notes receivable
Gross notes receivable	$520,577	526,312
Allowance for credit losses	(110,176)	(110,714)
Notes receivable, net	$410,401	415,598
Allowance as a % of notes receivable	21%	21%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method.  BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of March 31, 2016 and December 31, 2015, the outstanding contractual unpaid principal balance of the acquired notes was  $41.2 million and $47.8 million, respectively. As of March 31, 2016 and December 31, 2015, the carrying amount of the acquired notes was $37.8 million and $43.6 million, respectively,  and the acquired notes are included in the amounts of notes receivable in the condensed consolidated statements of financial condition at March 31, 2016 and December 31, 2015.

The following is a reconciliation of accretable yield for the three months ended March 31, 2016 and 2015 (in thousands):

Accretable Yield	For the Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$9,033	17,867
Accretion	(1,613)	(2,487)
Reclassification (to) from nonaccretable yield	(22)	250
Balance, end of period	$7,398	15,630

The weighted-average interest rate on Bluegreen’s notes receivable was 15.9%  as of March 31, 2016 and December 31, 2015.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on notes receivable secured by VOIs was 16.0% as of March 31, 2016 and December 31, 2015.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of March 31, 2016 and December 31, 2015,  $10.3 million and $10.4 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit loss.

Credit Quality for Financed Receivables and the Allowance for Credit Losses

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

The activity in Bluegreen’s allowance for loan losses (including with respect to notes receivable secured by homesites) was as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$110,714	102,566
Provision for credit losses	10,485	7,084
Write-offs of uncollectible receivables	(11,023)	(8,799)
Balance, end of period	$110,176	100,851

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Current	$498,679	501,738
31-60 days	5,453	6,889
61-90 days	3,923	4,869
> 90 days (1)	10,306	10,389
Total	$518,361	523,885

(1)

Includes $5.2 million at both March 31, 2016 and December 31, 2015 related to VOI notes receivable that, as of such dates, had defaulted, but the related VOI notes receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit losses.

7.     Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Completed VOI units	$161,875	166,781
Construction-in-progress	11,240	10,455
Real estate held for future development	91,977	90,400
Land and facilities held for sale	711	718
Purchase accounting adjustment	(45,109)	(47,425)
Total Inventory	$220,694	220,929

Inventory is primarily comprised of Bluegreen’s completed VOIs, VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to Bluegreen’s inventory during the three months ended March 31, 2016 or 2015.

Interest capitalized to VOI inventory during the three months ended March 31, 2016 and 2015 was insignificant. The interest expense reflected in the Company’s consolidated statements of operations is net of capitalized interest.

In addition, included in “other assets” in the Company’s condensed consolidated statements of financial condition as of March 31, 2016 and December 31, 2015 was $17.4 million and $16.3 million, respectively, of inventory held at Renin and BBX Sweet Holdings.

8.    Real Estate Held-For-Sale and Real Estate Held-For-Investment at BBX Capital

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

The following table presents real estate held-for-sale at BBX Capital grouped in the following classifications (in thousands):

	As of
	March 31, 2016	December 31, 2015
Real estate held-for-sale
Land	$25,531	25,994
Rental properties	17,146	17,162
Residential single-family	3,230	2,924
Other	258	258
Total real estate held-for-sale	$46,165	46,338

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of
	March 31, 2016	December 31, 2015
Real estate held-for-investment
Land	$31,927	30,369
Other	911	921
Total real estate held-for-investment	$32,838	31,290

The amount of interest capitalized to land held for investment associated with real estate development improvements for the three months ended March 31, 2015 was $186,000.  There was no interest capitalized to land held for investment for the three months ended March 31, 2016.

The following table presents the activity in real estate held-for-sale and held-for-investment for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended
	March 31, 2016		March 31, 2015
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$46,338	31,290	41,733	76,552
Acquired through foreclosure	826	-	2,156	-
Transfers	-	-	(1,027)	1,027
Improvements	169	1,558	-	7,024
Accumulated depreciation	-	(10)	-	(81)
Sales	(876)	-	(2,952)	-
Impairments, net	(292)	-	(147)	(225)
End of period, net	$46,165	32,838	39,763	84,297

The following table presents the real estate held-for-sale valuation allowance activity for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Beginning of period	$4,400	2,940
Transfer to held-for-investment	-	(93)
Impairments, net (1)	292	147
Sales	(122)	(577)
End of period	$4,570	2,417

(1)  Tax certificate impairments are not included.

9.     Debt

Notes Payable and Other Borrowings

BFC Financial

During July 2015, BFC entered into a Loan and Security Agreement and related agreements, including a Pledge Agreement (as amended in March 2016), with Stifel Bank & Trust, which allows for borrowings by the Company of up to $10.0 million on a revolving basis. Amounts borrowed under the facility will accrue interest at the lender’s prime rate plus 5.0% or one-month LIBOR plus 7.5%, at the option of the Company upon a drawdown of the facility. Payments of interest for prime rate advances are payable quarterly in arrears and for LIBOR advances are payable at the end of each one-month LIBOR interest period. Additional fees include an annual 0.5% fee on any unused portion of the facility. Borrowings under the facility will be secured by shares of Class A Common Stock of BBX Capital held by BFC in an amount such that the principal balance outstanding under the facility will not exceed 40% of the fair market value of the pledged BBX Capital shares based on the closing price of BBX Capital’s Class A Common Stock on the New York Stock Exchange. As of March 31, 2016, BFC had not drawn down any borrowings under the Loan and Security Agreement.

The table below sets forth the balances of the lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable) and notes payable of BBX Capital as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016				December 31, 2015
				Carrying				Carrying
				Amount of				Amount of
	Debt		Interest	Pledged	Debt		Interest	Pledged
	Balance		Rate	Assets	Balance		Rate	Assets
Bluegreen:
2013 Notes Payable	$57,000		8.05%	$29,827	$58,500		8.05%	$30,411
Pacific Western Term Loan	3,204		5.69%	9,728	3,791		5.68%	10,868
Fifth Third Bank Note	4,531		3.50%	9,291	4,572		3.50%	9,336
NBA Line of Credit	8,006		5.50%	23,639	9,721		5.50%	24,246
Fifth Third Syndicated Line of Credit	25,000		3.28%	50,911	25,000		3.11%	54,312
Unamortized debt issuance costs	(1,916)		-	-	(1,975)		-	-
Total Bluegreen	$95,825	$		$123,396	$99,609	$		$129,173

BBX Capital:
Wells Fargo Capital Finance	$8,798		(1)	(2)	$8,071		$(1)	(2)
Anastasia Note	5,353		5.00%	(2)	5,330		5.00%	(2)
Iberia Line of Credit	4,997		3.18%	(2)	4,997		3.18%	(2)
Centennial Bank - Hoffman's	1,605		5.25%	2,082	1,613		5.25%	2,094
Centennial Bank - Kencraft	995		2.35%	995	995		2.35%	995
Other	413		5.81%	-	415		5.82%	-
Unamortized debt issuance costs	(33)				(36)
Total BBX Capital	$22,128				$21,385	$

Total Notes Payable	$117,953				$120,994	$

(1)

The term loan and revolving advance facility bear interest at the Bank Prime Interest Rate or the daily three month LIBOR interest rate plus a margin specified in the credit agreement ranging from 0.5% to 3.25% per annum.

(2)	The collateral is a blanket lien on the assets of the applicable BBX Capital subsidiary.

See Note 13 to the Company’s financial statements included in the 2015 Annual Report for additional information regarding each of the above listed lines of credit and notes payable.

Bluegreen

Bluegreen has outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of Bluegreen’s inventory and to fund Bluegreen’s operations.  There were no new debt issuances or significant changes related to Bluegreen’s non-receivable-backed notes payable or lines of credit during the three months ended March 31, 2016.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$17,574	4.00%	$23,486	$46,547	4.00%	$56,815
NBA Receivables Facility	21,723	4.00 - 4.50%	27,247	24,860	4.00 - 4.50%	29,947
Pacific Western Facility	17,811	4.94%	23,666	18,481	4.93%	23,596
Total	$57,108		$74,399	$89,888		$110,358

Non-recourse receivable-backed
notes payable:
BB&T/DZ Purchase Facility	$-	3.34%	$-	$38,228	3.33%	$50,224
Quorum Purchase Facility	29,099	4.75-6.90%	33,029	28,500	4.75-6.90%	32,303
2007 Term Securitization	-	-	-	17,642	7.32%	18,720
2008 Term Securitization	6,100	7.88%	6,590	7,227	7.88%	7,726
2010 Term Securitization	21,337	5.54%	24,916	24,074	5.54%	28,159
2012 Term Securitization	41,472	2.94%	45,438	44,603	2.94%	49,091
2013 Term Securitization	58,856	3.20%	61,858	62,670	3.20%	66,020
2015 Term Securitization	90,513	3.02%	94,075	95,985	3.02%	100,142
2016 Term Securitization	130,500	3.35%	126,046	-	-	-
Unamortized debt issuance costs	(6,506)	-	-	(4,905)	-	-
Total	$371,371		$391,952	$314,024		$352,385
Total receivable-backed debt	$428,479		$466,351	$403,912		$462,743

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during 2016 are described below:

Liberty Bank Facility.  In March 2016, Bluegreen repaid $24.2 million, including accrued interest, under the facility in connection with the 2016 Term Securitization described below.

BB&T/DZ Purchase Facility.  Bluegreen has a timeshare notes receivable purchase facility (the “BB&T/DZ Purchase Facility”) with Branch Banking and Trust Company (“BB&T”) and DZ Bank AG Deutsche Zentral- Genossenschaftsbank, Frankfurt AM Main (“DZ”).  All amounts outstanding under the facility were repaid in March 2016 in connection with the 2016 Term Securitization described below.  As of March 31, 2016, the facility was still available for use, subject to its terms and conditions.

2007 Term Securitization.  In connection with the 2016 Term Securitization described below, during March 2016, Bluegreen repaid in full the notes payable issued as part of the 2007 Term Securitization with the issuance of the 2016 Term Securitization described below.  Accordingly, the related unamortized debt issuance costs of $0.3 million were written off during the first quarter of 2016.

2008 Term Securitization.    In April 2016, Bluegreen repaid in full the notes payable issued in connection with the 2008 Term Securitization.  Accordingly, the related unamortized debt issuance costs of $0.2 million were written off during the second quarter of 2016.

2016 Term Securitization.    On March 17, 2016, Bluegreen completed a private offering and sale of $130.5 million of investment grade, timeshare receivable-backed notes (the “2016 Term Securitization”).  The 2016 Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): $95.7 million of Class A and  $34.8 million of Class B notes with note interest rates of 3.17% and 3.86%, respectively, which blended to an overall weighted average note interest rate of 3.35%.  The gross advance rate for this transaction was 90%.  The Notes mature in July 2031.

The amount of the timeshare receivables sold or to be sold by the BXG Receivable Note Trust 2016 (the “2016 Trust”) is $145.0 million, $122.3 million of which was sold to the 2016 Trust at closing, $8.7 million of which was subsequently sold to the 2016 Trust during the three months ended March 31, 2016, and $14.0 million of which is expected to be sold to the Trust by July 26, 2016.  The gross proceeds of such sales to the 2016 Trust, including expected future sales, are $130.5 million.  A portion of the proceeds received to date were used to: repay the BB&T/DZ Purchase Facility a total of $49.0 million, representing all amounts outstanding (including accrued interest); repay $24.2 million under the Liberty Bank Facility, which includes accrued interest; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2016 Term Securitization, Bluegreen, as servicer, funded $11.3 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2007, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization.  The remainder of the gross proceeds from the 2016 Term Securitization of $42.1 million are expected to be used by Bluegreen for general corporate purposes.

While ownership of the timeshare receivables included in the 2016 Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial accounting purposes.  Accordingly, no gain or loss was recognized as a result of this transaction.  Subject to the performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2016 Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2016 Term Securitization) on a pro-rata basis as borrowers make payments on their timeshare loans.

See Note 13 to the Consolidated Financial Statements included in the 2015 Annual Report for additional information with respect to Bluegreen’s receivable backed notes payable.

As of March 31, 2016, Bluegreen was in compliance with all financial debt covenants under its debt instruments.

BBX Capital

There were no new debt issuances or significant changes related to BBX Capital’s lines of credit or notes payable during the three months ended March 31, 2016. However, in February 2016, BBX Capital executed Addendum No. 1 to the Iberiabank Business Loan Agreement.  The addendum replaced the debt service coverage financial covenant in this $5.0 million line of credit with a working capital to debt ratio financial covenant.

Junior Subordinated Debentures

Woodbridge and Bluegreen Junior Subordinated Debentures

Woodbridge and Bluegreen have each formed statutory business trusts which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. These trusts are variable interest entities in which Woodbridge and Bluegreen, respectively, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these business trusts; instead, the trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. There were no significant changes related to Woodbridge’s $83.3  million of junior subordinated debentures (net of $1.8 million of unamortized debt issuance costs) or Bluegreen’s $67.7 million of junior subordinated debentures (net of $40.8 million purchase accounting adjustment) during the three months ended March 31, 2016.

10.    Income Taxes

With the increase in BFC’s ownership interest in BBX Capital in connection with the purchase of additional shares of BBX Capital’s Class A Common Stock during April 2015, BFC files a consolidated group tax return which includes the operations of BBX Capital, Woodbridge and Bluegreen.   Prior to May 1, 2015, BFC, BBX Capital and Bluegreen filed separate tax returns with the Internal Revenue Service as BFC previously owned less than 80% of BBX Capital’s outstanding equity.

BFC’s combined effective income tax rate was approximately 41% for the three months ended March 31, 2016.  BFC’s effective tax rate was higher than the U.S. federal statutory rate primarily due to state income taxes, and non-deductible expenses partially offset by net income from noncontrolling interests in joint ventures.

Each of BFC and BBX Capital’s separate effective income tax rate was 0% for the three months ended March 31, 2015 as each company maintained a deferred tax valuation allowance against its net deferred tax assets.  Bluegreen’s separate effective income tax rate was 35% for the three months ended March 31, 2015.  Bluegreen’s effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes offset by net income from noncontrolling interests in joint ventures.

 Bluegreen

In August 2015, Bluegreen received notice from the Internal Revenue Service that its Income Tax Return for the year ended December 31, 2013 was selected for examination.  In September 2015, the examination was extended to include the tax year ended December 31, 2012.  In October 2015, the examination was further extended to include payroll taxes for the year ended December 31, 2013.  In April 2016, Bluegreen received notification from the Internal Revenue Service that the 2013 payroll tax examination was closed with no adjustments.  In May 2016, Bluegreen received notification from the Internal Revenue Service that the examination for the tax years ended December 31, 2013 and 2012 was closed with no adjustments.

Certain of Bluegreen’s state filings are under routine examination.  While there is no assurance as to the results of these examinations, Bluegreen does not currently anticipate any material adjustments in connection with these examinations.

11.    Commitments and Contingencies

BFC, Wholly-Owned Subsidiaries, and Woodbridge (Parent Company)

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  As of December 31, 2015,  BFC accrued $0.1 million related to the Woodbridge appraisal rights litigation, which amount was paid during the three months ended March 31, 2016.  BFC did not have any accruals for legal proceedings as of March 31, 2016

Liabilities arising from pending litigation matters discussed herein,  in excess of the amounts currently accrued, if any, are not expected to have a material impact on BFC’s financial statements. However, due to the significant uncertainties involved in legal matters, losses in excess of amounts accrued may be incurred and could be material to BFC’s financial statements.

Bluegreen

In the ordinary course of business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or Bluegreen’s other business activities.  Bluegreen is also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold on May 4, 2012.  Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.  From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General.  Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise.  Unless otherwise described herein, Bluegreen believes that these claims are proceedings incidental to and in the ordinary course of its business.

Reserves are accrued for matters in which Bluegreen’s management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  Bluegreen’s management does not believe that the aggregate liability relating to known contingencies in excess of the aggregate amounts accrued will have a material impact on its results of operations or financial condition.  However, litigation is inherently uncertain.  The actual costs of resolving legal claims may be substantially higher than the amounts accrued for these claims and may have a material adverse impact on Bluegreen’s results of operations or financial condition.

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

Commitment to Former Bluegreen CEO

In June 2015, Bluegreen entered into certain agreements with its former CEO, Mr. Maloney, who resigned from Bluegreen on May 27, 2015.  Under the terms of these agreements, Mr. Maloney received $3.8 million and will be paid an additional $2.9 million over a 2 year period in exchange for ongoing services during the term of the agreements.

BBX Capital

BBX Capital and its consolidated subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities.   Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation matters and the timing of ultimate resolution are uncertain and inherently difficult to predict.

BBX Capital accrues reserves for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.    There were no reserves by BBX Capital for legal matters accrued as of March 31, 2016.

In certain matters BBX Capital is unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported the claim.

Liabilities arising from BBX Capital’s litigation matters discussed below, in excess of the amounts currently accrued, if any, are not expected to have a material impact on BFC’s financial statements. However, due to the significant uncertainties involved in these legal matters, losses in excess of amounts accrued may be incurred and an adverse outcome in these matters could be material to BFC’s financial statements.

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

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of ended March 31, 2016.

•

In July 2014, BBX Capital entered into the Hialeah Communities joint venture with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida.  BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan as part of a $31.0 million acquisition and development loan.  BBX Capital is a guarantor of 26.3% of the joint venture’s $31.0 million acquisition and development loan.

•	BBX Capital is a guarantor on the $5.3 million Anastasia note payable. The Anastasia note payable is also secured by the common stock of Anastasia.

•

On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements, with Iberiabank, which provides for borrowings by BBX Sweet Holdings of up to $5.0 million on a revolving basis.  The outstanding balance of the Iberiabank notes payable was $5.0 million as of March 31, 2016.  The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital.

•

The outstanding balance of the Hoffman’s, Centennial Bank notes payable was $1.6 million.  BBX Sweet Holdings and BBX Capital are guarantors of this note, which is secured by $2.1 million of properties and equipment.

•	In connection with the Kencraft acquisition, BBX Sweet Holdings issued a $400,000 note payable to the seller. BBX Capital is the guarantor on this note payable.

12.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at ended March 31, 2016 and December 31, 2015 (in thousands):

	As of
	March 31,	December 31,
	2016	2015
BBX Capital	$62,983	62,728
Joint ventures and other	45,259	43,352
Total noncontrolling interests	$108,242	106,080

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015

BBX Capital	$(59)	503
Joint ventures and other	1,930	2,783
Net income attributable to noncontrolling interests	$1,871	3,286

13.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s former Chairman, Chief Executive Officer and President, and John E. Abdo, who serves as Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately  76% of the Company’s total voting power.  Mr. Abdo is Vice Chairman of BBX Capital.  In addition, Mr. Abdo became Acting Chairman of Bluegreen during December 2015 following Mr. Alan Levan’s resignation from such position (as described below) after previously serving as Bluegreen’s Vice Chairman. In December 2015, Mr. Alan Levan resigned as Chairman, Chief Executive Officer and President of the Company, as Chairman and Chief Executive Officer of BBX Capital and as Chairman of Bluegreen.  Jarett S. Levan, Executive Vice President of BFC and President of BBX Capital and son of Alan B. Levan, was appointed Acting Chairman of the Board, Chief Executive Officer and President of the Company and Acting Chairman and Chief Executive Officer of BBX Capital upon Mr. Alan Levan’s resignation from such positions.  Further, Seth M. Wise, an executive officer and director of the Company, and Raymond S. Lopez, an executive officer of the Company, are each executive officers of BBX Capital. The Company and BBX Capital own 54% and 46%, respectively, of the outstanding equity interests in Woodbridge, which is the sole shareholder of Bluegreen.

On May 8, 2015, BFC, BBX Capital, Woodbridge, Bluegreen and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns.  The parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  Bluegreen paid BFC $5.4 million during the three months ended March 31, 2016 pursuant to the Agreement to Allocate Consolidated Income Tax Liability and Benefits.

For the three months ended March 31, 2016 and 2015, the Company paid Abdo Companies, Inc. approximately $77,000 in each period for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in in investments that BFC has sponsored and in which BFC holds investments.

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

The Company currently reports its results of operations through two reportable segments: Bluegreen and BBX Capital.

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

BBX Capital

BBX Capital is involved in the acquisition, ownership and management of investments in real estate and real estate development projects, as well as investments in operating businesses. The BBX Capital reportable segment consists of the activities associated with managing the commercial loan portfolio, real estate properties and portfolio of charged off loans retained by BBX Capital as part of its sale of BankAtlantic to BB&T, as well as the activities of Renin Holdings, LLC and its subsidiaries (“Renin”) and BBX Sweet Holdings, LLC and its subsidiaries (“BBX

Sweet Holdings”). BBX Capital also holds a 46% equity interest in Woodbridge, which owns 100% of Bluegreen.  BBX Capital’s earnings attributable to its interest in Woodbridge are eliminated in consolidation.

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2016 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other (1)	Eliminations	Total
Revenues:
Sales of VOIs	$56,370	-	-	-	56,370
Fee-based sales commission revenue	40,147	-	-	-	40,147
Other fee-based services revenue	25,555	-	-	-	25,555
Trade sales	-	20,962	-	-	20,962
Interest income	21,996	1,067	-	(2,000)	21,063
Other revenue	-	1,643	-	(101)	1,542
Total revenues	144,068	23,672	-	(2,101)	165,639

Costs and Expenses:
Cost of sales of VOIs	3,916	-	-	-	3,916
Cost of other fee-based services	15,010	-	-	-	15,010
Cost of trade sales	-	15,047	-	-	15,047
Interest expense	7,674	101	3,292	(2,000)	9,067
Recoveries from loan losses	-	(1,748)	-	-	(1,748)
Recoveries on assets	-	(37)	-	-	(37)
Selling, general and administrative expenses	90,175	17,222	4,882	(224)	112,055
Total costs and expenses	116,775	30,585	8,174	(2,224)	153,310

Equity in earnings of Woodbridge Holdings, LLC	-	6,735	-	(6,735)	-
Equity in net losses of unconsolidated real
estate joint ventures	-	(342)	-	-	(342)
Foreign exchange gain	-	210	-	-	210
Other income	134	-	267	(138)	263
Income (loss) before income taxes	27,427	(310)	(7,907)	(6,750)	12,460
Provision for income taxes	9,845	-	-	(4,738)	5,107
Net income (loss)	17,582	(310)	(7,907)	(2,012)	7,353
Less: Net income attributable to
noncontrolling interests	1,937	3	-	(69)	1,871
Net income (loss) attributable to BFC	$15,645	(313)	(7,907)	(1,943)	5,482

Total assets	$1,124,489	392,136	388,268	(524,695)	1,380,198

(1)	Includes interest expense associated with Woodbridge’s trust preferred securities (“TruPs”), corporate overhead of BFC and Woodbridge, and BFC’s other income.

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2015 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other (1)	Eliminations	Total
Revenues:
Sales of VOIs	$53,182	-	-	-	53,182
Fee-based sales commission	32,600	-	-	-	32,600
Other fee-based services revenue	23,753	-	-	-	23,753
Trade sales	-	19,535	-	-	19,535
Interest income	18,895	818	-	(147)	19,566
Other revenue	-	1,356	-	(99)	1,257
Total revenues	128,430	21,709	-	(246)	149,893

Costs and Expenses:
Cost of sales of VOIs	4,866	-	-	-	4,866
Cost of other fee-based services	14,801	-	-	-	14,801
Cost of trade sales	-	13,835	-	-	13,835
Interest expense	9,440	193	1,170	(147)	10,656
Recoveries from loan losses	-	(3,821)	-	-	(3,821)
Recoveries on assets	-	(1,063)	-	-	(1,063)
Selling, general and administrative expenses	75,558	16,715	5,299	(259)	97,313
Total costs and expenses	104,665	25,859	6,469	(406)	136,587

Equity in earnings of Woodbridge Holdings, LLC	-	5,803	-	(5,803)	-
Equity in net losses of unconsolidated
real estate joint ventures	-	(304)	-	-	(304)
Foreign exchange loss	-	(469)	-	-	(469)
Other income, net	891	-	360	(3)	1,248
Income from continuing operations
before income taxes	24,656	880	(6,109)	(5,646)	13,781
Provision for income taxes	8,606	3	-	-	8,609
Net income	16,050	877	(6,109)	(5,646)	5,172
Less: Net income (loss) attributable to
noncontrolling interests	2,786	(157)	-	657	3,286
Net income (loss) attributable to BFC	$13,264	1,034	(6,109)	(6,303)	1,886

Total assets	$1,066,690	385,499	300,012	(343,995)	1,408,206

(1)	Includes interest expense associated with Woodbridge’s TruPs, corporate overhead of BFC and Woodbridge, and BFC’s other income.

15.    Fair Value Measurement

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of March 31, 2016 or December 31, 2015.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2016 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2016	(Level 1)	(Level 2)	(Level 3)	March 31, 2016
Loans measured for
impairment using the fair value
of the underlying collateral	$57	-	-	57	18

Impaired real estate held-for-sale	9,080	-	-	9,080	293
Impaired loans held-for-sale	7,509	-	-	7,509	93
Total	$16,646	-	-	16,646	404

(1)	Total impairments represent the amount of losses recognized during the three months ended March 31, 2016 on assets that were held and measured at fair value as of March 31, 2016.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis as of March 31, 2016 is as follows (Fair Value in thousands):

As of March 31, 2016	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$57	Collateral	Value less Cost to Sell	$0.6 million

Impaired real estate		Fair Value of
held-for-sale	9,080	Property	Asset Purchase Agreements	$0.2 - $8.8 million ($4.5 million)

		Fair Value of	Discount Rates and Appraised
Impaired loans held-for-sale	7,509	Collateral	Value less Cost to Sell	$0.1 - $1.1 million ($0.5 million)
Total	$16,646

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate amounts by the number of loans or real estate properties.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2015 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	March 31, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$110	-	-	110	117
Impaired real estate held-for-sale
and held-for-investment	1,631	-	-	1,631	372
Total	$1,741	-	-	1,741	489

(1)	Total impairments represent the amount of losses recognized during the three months ended March 31, 2015 on assets that were held and measured at fair value as of March 31, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis as of March 31, 2015 was as follows (Fair Value in thousands):

As of March 31, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for impairment			Discount Rates and
using the fair value of the		Fair Value of	Appraised Value
underlying collateral	$110	Collateral	less Cost to Sell	$0.3 million

Impaired real estate held-for-		Fair Value of	Discount Rates and Appraised
sale and held-for-investment	1,631	Property	Value less Cost to Sell	$0.2 - $1.0 million ($0.6 million)
Total	$1,741

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no significant liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of BBX Capital’s loans are collateral dependent.  The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values as its loans are primarily secured by real estate.  BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans and broker price opinions to assist in measuring homogenous impaired loans. The appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral.  However, the appraiser uses professional judgment in determining the fair value of the collateral, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date.  When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal. As a consequence, the calculation of the fair value of the collateral is considered a Level 3 input.  BBX Capital generally recognizes impairment losses based on third party broker price opinions when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values.  The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.

Real Estate Held-for-Sale and Held-for-Investment

Real estate is generally valued using third party appraisals or broker price opinions.  These appraisals generally use the market or income approach valuation techniques and use market observable data to formulate an estimate of the fair value of the properties.  The market observable data typically consists of comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates.  The above inputs are considered Level 3 inputs as the appraiser uses professional judgement in the calculation of the fair value of the properties.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments as of March 31, 2016 and December 31, 2015 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	March 31.	March 31.	Assets	Inputs	Inputs
	2016	2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-
for-sale, net	$52,467	61,624	-	-	61,624
Notes receivable, net	410,401	515,000	-	-	515,000
Notes receivable from preferred shareholders (1)	5,000	4,500	-	-	4,500

Financial liabilities:
Receivable-backed notes payable	$428,479	431,200	-	-	431,200
Notes and mortgage notes payable and
other borrowings	117,953	120,290	-	-	120,290
Junior subordinated debentures	150,982	108,000	-	-	108,000
Shares subject to mandatory redemption	13,199	11,900	-	-	11,900

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-
for-sale, net	$55,389	63,668	-	-	63,668
Notes receivable, net	415,598	495,000	-	-	495,000
Notes receivable from preferred shareholders (1)	5,063	4,500	-	-	4,500

Financial liabilities:
Receivable-backed notes payable	$403,912	406,600	-	-	406,600
Notes and mortgage notes payable and
other borrowings	120,994	124,285	-	-	124,456
Junior subordinated debentures	150,485	116,500	-	-	116,500
Shares subject to mandatory redemption	13,098	11,900	-	-	11,900

(1)	Notes receivable from preferred shareholders is included in other assets on BFC’s condensed consolidated statements of financial condition as of March 31, 2016 and December 31, 2015.

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

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented by delinquency categories.

The fair value of BBX Capital’s loans is calculated by using an income approach with Level 3 inputs.  The fair value of loans is estimated by discounting forecasted cash flows using estimated market discount rates that reflect the interest rate and credit risk inherent in the loan portfolio.  BBX Capital’s management assigns a credit risk premium and an illiquidity adjustment to these loans based on delinquency status.  The fair value of collateral dependent loans is estimated using an income approach with Level 3 inputs utilizing the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

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

The amounts reported in the condensed consolidated statements of financial condition relating to Bluegreen’s notes and mortgage notes payable and other borrowings, including receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates.  The fair value of Bluegreen’s fixed rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.  These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.  The fair value of BBX Capital’s notes payable is measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

The fair value of junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This document contains forward-looking statements based largely on current expectations of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on management’s expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report.  The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of BFC, its subsidiaries and their respective investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which our subsidiaries operate, including the resort development and vacation ownership industries in which Bluegreen Corporation and its subsidiaries (“Bluegreen”) operates, and the real estate-related investment, development, and asset management, as well as middle market industries in which BBX Capital Corporation and its subsidiaries (“BBX Capital”) operates.  Other factors apply more specifically to BFC, including, but not limited to, the following:

•

BFC has limited sources of cash and is dependent upon dividends from its subsidiaries to fund its operations; BFC’s subsidiaries may not be in a position to pay dividends or otherwise make a determination to pay dividends to its shareholders; dividend payments may be subject to restrictions, including restrictions contained in debt instruments; any payment of dividends by a subsidiary of BFC is subject to declaration by such subsidiary’s board of directors or managers (which, in the case of BBX Capital, is comprised of a majority of independent directors under the listing standards of the NYSE) as well as the boards of directors of both BBX Capital and BFC in the case of dividend payments by Woodbridge Holdings, LLC (“Woodbridge”), the parent company of Bluegreen; and dividend decisions may not be made in BFC’s interests;

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

•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to or make additional investments in its subsidiaries or in joint ventures, or that BFC may not achieve or maintain in the future the benefits anticipated to be realized from such support or additional investments, including the additional investment made in BBX Capital pursuant to the tender offer consummated during April 2015, and the risk that BFC will not be in a position to make new investments or that any investments made will not prove to be advantageous;

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

•

the risk that the verdict in the SEC action against BBX Capital and Alan B Levan, BFC’s former Chairman and Chief Executive Officer, will not be reversed on appeal, and the impact that the loss of services of Mr. Alan Levan as BFC’s Chairman and Chief Executive Officer  may have on BFC;

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
•

Bluegreen may not be successful in increasing or expanding its capital-light business relationships or activities, including fee based, sales and marketing activities, just-in-time VOI arrangements, and Secondary Market Sales activities, and such activities may not be profitable, which would have an adverse impact on Bluegreen’s results of operations and financial condition;

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
•

Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including risks associated with the imposition of additional taxes on its operations;

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

With respect to BBX Capital, the risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BBX Capital and its assets, including the impact of decreases in real estate values on BBX Capital’s business, the value of BBX Capital’s assets, the ability of BBX Capital’s borrowers to service their obligations and the value of collateral securing BBX Capital’s loans;

•	the risk of loan losses and the risks of additional charge-offs, impairments and required increases in BBX Capital’s allowance for loan losses and trade receivables;
•

the adverse impact of and expenses associated with litigation, including the risk that BBX Capital’s insurance carrier seeks to obtain reimbursement of the amounts it previously advanced to BBX Capital in connection with the action brought by the SEC against BBX Capital and Alan B. Levan, BBX Capital’s former Chairman and Chief Executive Officer, that the decision, verdict or remedy ordered by the court in such action will not be reversed on appeal, and the impact that the loss of services of Mr. Alan Levan as Chairman and Chief Executive Officer of BBX Capital may have on BBX Capital;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on BBX Capital’s activities;
•

the risk that the assets retained by BBX Capital as part of the sale of BankAtlantic to BB&T may not be monetized at the values currently ascribed to them and the risks associated with the impact of periodic valuation of BBX Capital’s assets for impairment.

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

This document also contains forward looking statements relating to BBX Capital’s investments in real estate developments, either directly or through joint ventures.  These risks include:

•	exposure to downturns in the real estate and housing markets;
•	exposure to risks associated with real estate development activities;
•	risks associated with obtaining necessary zoning and entitlements;
•	risks that BBX Capital’s joint venture partners may not fulfill their obligations; and
•	risks that the projects will not be developed as anticipated or be profitable.

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by BFC and BBX Capital with the SEC, including those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company cautions that the foregoing factors are not exclusive.

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

Overview

BFC is a holding company whose principal holdings include its investment in BBX Capital and a direct 54% equity interest in Woodbridge. Woodbridge owns 100% of Bluegreen. BBX Capital owns the remaining 46% equity interest in Woodbridge.

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

As of March 31, 2016, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $385.2 million.  Net income attributable to BFC for the three months ended March 31, 2016 and 2015 was approximately $5.5 million and $1.9 million, respectively.

We currently report the results of our business activities through two segments:  Bluegreen and BBX Capital.

Summary of Consolidated Results of Operations

Information regarding net income attributable to BFC by reportable segment for the three months ended March 31, 2016 and 2015 is set forth in the table below (in thousands):

	For the Three Months Ended March 31,
	2016	2015	Change

Income from Bluegreen	$27,427	24,656	2,771
(Loss) income from BBX Capital	(310)	880	(1,190)
Loss from Other	(7,907)	(6,109)	(1,798)
Eliminations	(6,750)	(5,646)	(1,104)
Income from continuing operations before taxes	12,460	13,781	(1,321)
Provision for income taxes	(5,107)	(8,609)	3,502
Net income	7,353	5,172	2,181
Less: Net income attributable to noncontrolling interests	(1,871)	(3,286)	1,415
Net income attributable to BFC	$5,482	1,886	3,596

The Company reported consolidated net income attributable to BFC of approximately $5.5 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

Loss From Other

Loss from Other includes the operations of BFC and Woodbridge, in each case, at its parent company level.

BFC and Woodbridge

BFC’s corporate overhead, selling, general and administrative expenses and the expenses of Woodbridge unrelated to Bluegreen, including Woodbridge’s selling, general and administrative expenses (including interest expense associated with Woodbridge’s junior subordinated debentures), are reported as “Other” in the Company’s segment information.  Included in these amounts are the financial results of certain equity investments of BFC and BFC’s shared service operations.

BFC’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, legal, human resources, risk management, investor relations and executive office administration.  BFC’s corporate general and administrative expenses were $4.8 million and $5.3 for the three months ended March 31, 2016 and 2015, respectively.  Woodbridge’s interest expense on its junior subordinated debentures was $1.0 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

Eliminations

Eliminations primarily consist of BBX Capital’s equity earnings related to its investment in Woodbridge of $6.7 million and $5.8 million for the three months ended March 31, 2016 and 2015, respectively, and the elimination of the interest on the $80 million loan to BFC from Bluegreen. Also included in eliminations were income and expenses associated with BFC’s shared service operations, which provides human resources, risk management, investor relations and executive office administration services to BBX Capital and Bluegreen. See also Note 14 included under Item 1 of this report for additional information regarding our segment reporting.

Provision For Income Taxes

The decrease in the provision for income taxes of $3.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is due to BFC as of May 1, 2015 becoming eligible to file a consolidated group tax return with the Internal Revenue Service with BBX Capital, Woodbridge and Bluegreen. See Note 10 included under Item 1 of this report for additional information about BFC’s income taxes.

Net Income Attributable To Non-Controlling Interest

BFC includes in its condensed consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51% owned subsidiary, and BBX Capital, BFC’s 81% owned subsidiary. The non-controlling interest in income of Bluegreen/Big Cedar Vacations and BBX Capital is the portion of Bluegreen/Big Cedar Vacations’ consolidated net income that is attributable to its unaffiliated 49% interest holder and the portion of BBX Capital’s consolidated net loss that is attributable to its shareholders other than BFC. Net income attributable to the non-controlling interest was  $1.9 million and $3.3 million during the three months ended March 31, 2016 and 2015, respectively.

Bluegreen

The Company’s condensed consolidated financial statements include the results of operations of Bluegreen, which is engaged in the vacation ownership industry. Bluegreen is a wholly owned subsidiary of Woodbridge, which is owned 54% by BFC and 46% by BBX Capital. The following discussion relates to the Bluegreen reportable segment, which is one of BFC’s two reportable segments.

Executive Overview

Bluegreen Corporation (“Bluegreen” or “Bluegreen Vacations”) is a sales, marketing, and management company focused on the vacation ownership industry. Bluegreen Vacations markets, sells and manages VOIs in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations. The resorts in which Bluegreen Vacations markets, sells or manages VOIs were either developed or acquired by Bluegreen, or were developed and are owned by third parties. Bluegreen Vacations earns fees for providing sales and marketing services to these third party developers.  Bluegreen Vacations also earns fees by providing management services to the Bluegreen Vacation Club and POAs, mortgage servicing, VOI title services, reservation services, and construction design and development services.  In addition, Bluegreen Vacations provides financing to individual purchasers of VOIs, which generates significant interest income.

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, which it refers to as its “capital-light” business strategy, involving activities that typically do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs under Bluegreen’s traditional vacation ownership business. Bluegreen believes its capital-light business strategy enables it to leverage its expertise and existing infrastructure in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties.  While Bluegreen currently expects that its capital-light business activities will become an increasing portion of its business over time, these efforts may not be successful. As of March 31, 2016, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements

In 2009, Bluegreen began offering sales and marketing services to third-party developers for a fee.  Under these arrangements, Bluegreen sells third-party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis.  Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus an operating profit.  Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements. Notes receivable originated in connection with Bluegreen’s sale of third party VOIs under commission-based arrangements are held by the third party developer and in certain cases are serviced by Bluegreen for a fee.  Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales.”

Just-In-Time Arrangements

In 2013, Bluegreen began entering into agreements with third-party developers that allow Bluegreen to buy VOI inventory from time to time in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Bluegreen typically enters into such arrangements on a non-committed basis, although Bluegreen may enter into committed arrangements under certain circumstances. Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects. Unlike FBS Sales, receivables originated in connection with sales of just-in-time inventory are held by Bluegreen. Bluegreen refers to sales of inventory acquired through these arrangements as “Just-In-Time Sales.”

Secondary Market Arrangements

In 2012, Bluegreen began a program to acquire VOI inventory from POAs and other third parties generally on a non-committed basis, in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults, and are generally acquired by Bluegreen at a significant discount.  Bluegreen refers to sales of inventory acquired through these arrangements as “Secondary Market Sales.”

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs.  In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative services.  As of March 31, 2016, Bluegreen provided management services to  46 timeshare resort properties and hotels.  Other fee-based services also include the processing of sales of VOIs through Bluegreen’s wholly-owned title company, which earns title fees in connection with the closing of the VOI transactions.

Bluegreen also generates fee-based income by providing construction, design and management services, and mortgage servicing.

During the three months ended March 31, 2016:

•	Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $31.3 million compared to $11.8 million during the same period in 2015.

•	Bluegreen earned net income of $17.6 million compared to $16.1 million during the same period in 2015.

•

System-wide sales of VOIs which include sales of traditional inventory, Secondary Market Sales, FBS Sales, and Just-In-Time Sales were $126.9 million compared to $109.2 million during the same period in 2015.

•

Bluegreen sold $60.1 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $40.1 million in connection with those sales. During the same period in 2015, Bluegreen sold $49.0 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $32.6 million in connection with those sales.  In addition, Bluegreen sold $4.3 million of inventory under Just-In-Time Sales arrangements, gross of equity trade allowances, during the first quarter of 2016 compared to $6.8 million during the same period in 2015.  Including Bluegreen resort management, title services, construction management and other fee-based operations, and based on an allocation of Bluegreen’s selling, marketing and field general and administrative expenses, Bluegreen generated $18.6 million and $16.1 million in pre-tax profits by providing these fee-based services during the three months ended March 31, 2016 and 2015, respectively.

•

Bluegreen sold $34.2 million of inventory under Secondary Market Arrangements, gross of equity trade allowances, during the first quarter of 2016 compared to $22.6 million  during the same period in 2015.

During the three months ended March 31, 2016 and 2015, 43% and 49%, respectively of Bluegreen’s VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

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

Bluegreen’s notes receivable also include amounts outstanding under Bluegreen Communities’ notes receivable portfolio, which were excluded from Bluegreen’s sale in May 2012 of substantially all of the assets of Bluegreen Communities.

Substantially all defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically soon after default and at a nominal cost.  Bluegreen then seeks to resell the recovered VOI in the normal course of business.

Bluegreen generally seeks to monetize its notes receivable by transferring the notes to warehouse purchase facilities, in which case the notes are legally sold to a special purpose entity for the benefit of a financial institution or conduit, or by pledging the notes as collateral for a receivables hypothecation loan. Bluegreen attempts to maintain diversified liquidity sources for its notes receivable in order to mitigate the risks of being dependent on a single source of credit. Each such facility has eligibility standards for the notes receivable that may be sold or pledged under the facility.  It is generally contemplated that notes receivable transferred to a warehouse purchase facility will ultimately be included in a future securitization of the transferred notes. The notes receivable securitized are determined during the negotiation of the securitization transaction, with the characteristics of the notes receivable selected determining the terms of the transaction.  Notes receivable previously pledged as collateral for a receivable hypothecation loan may also be included in a term securitization transaction, however such notes are generally not included if doing so would result in a significant prepayment penalty.  Further, based on the size and timing of the securitization, Bluegreen may also choose to include newly originated notes receivable.  Additionally, the specific characteristics of the notes receivable factor into whether such notes would be desirable to include in a securitization.  Such factors may include delinquency status, the FICO® score of the borrower, interest rate, remaining term, outstanding balance, and whether the borrower is foreign or domestic.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	For Three Months Ended March 31,
	2016	2015
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	6.5%	6.9%
Loans originated on or after December 15, 2008(1)	7.2%	6.7%
Notes receivable secured by homesites	1.7%	2.3%

	As of
Average Annual Delinquency Rates (2)	March 31, 2016	December 31, 2015
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.0%	4.2%
Loans originated on or after December 15, 2008(1)	2.6%	3.1%
Notes receivable secured by homesites	0.6%	2.0%

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

Selected information regarding the results of operations for Bluegreen for the three months ended March 31, 2016 and 2015 are set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2016		2015
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Traditional VOI sales (1)	$103,050	81%	$92,146	84%
VOI sales-secondary market program	34,243	27%	22,618	21%
Sales of third-party VOIs-commission basis	60,056	47%	48,965	45%
Sales of third-party VOIs-just-in-time basis	4,257	3%	6,841	6%
Less: equity trade allowance (6)	(74,695)	-59%	(61,339)	-56%
System-wide sales of VOIs, net	126,911	100%	109,231	100%
Less: Sales of third-party VOIs-commission basis	(60,056)	-47%	(48,965)	-45%
Gross sales of VOIs	66,855	53%	60,266	55%
Estimated uncollectible VOI
notes receivable (2)	(10,485)	-16%	(7,084)	-12%
Sales of VOIs	56,370	44%	53,182	49%
Cost of VOIs sold (3)	(3,916)	-7%	(4,866)	-9%
Gross profit (3)	52,454	93%	48,316	91%
Fee-based sales commission revenue (4)	40,147	67%	32,600	67%
Other fee-based services revenue	25,555	20%	23,753	22%
Cost of other fee-based services	(13,004)	-10%	(12,451)	-11%
Net carrying cost of VOI inventory	(2,006)	-2%	(2,350)	-2%
Selling and marketing expenses	(65,938)	-52%	(56,660)	-52%
General and administrative expenses	(24,237)	-19%	(18,898)	-17%
Net interest spread	14,322	11%	9,455	9%
Operating profit	$27,293	22%	$23,765	22%
Other income	134		891
Income before income taxes	$27,427		$24,656

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

Bluegreen– For the three months ended March 31, 2016 compared to the same period in 2015.

System-wide sales of VOIs. System-wide sales of VOIs include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  Sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  System-wide sales of VOIs were $126.9 million and $109.2 million during the three months ended March 31, 2016 and 2015, respectively. The growth in system wide sales during the three months ended March 31, 2016, is primarily attributable to an increase of 23% in the number of total prospects tours, an increase of 32% in the number of new prospect tours, and an increase in average price sales price per transaction of 6%.

Included in system-wide sales are FBS Sales, Just-In-Time Sales, Secondary Market Sales and traditional sales.  Sales by category are tracked based on which deeded VOI is conveyed in each transaction. Bluegreen manages which VOIs are sold based on several factors, including the needs of FBS clients, debt service requirements and default resale requirements under term securitization and similar transactions. These factors contribute to fluctuations in the amount of sales by category from period to period.

The following table sets forth certain information for system-wide sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended March 31,
	2016	2015	% Change

Number of sales offices at period-end	23	23	0%
Number of active contracts with fee-based clients at period-end	12	12	0%
Total number of VOI sales transactions	9,790	8,781	11%
Average sales price per transaction	$13,227	12,480	6%
Number of total prospects tours	56,158	45,803	23%
Sale-to-tour conversion ratio– total prospects	17.4%	19.2%	-9%
Number of new prospects tours	37,115	28,197	32%
Sale-to-tour conversion ratio– new prospects	14.0%	14.8%	-5%
Percentage of sales to existing owners	48.7%	52.1%	-7%
Average sales price per guest	$2,306	2,393	-4%

Sales of VOIs. Sales of VOIs represent sales of Bluegreen-owned VOIs, including traditional VOIs, those obtained on a Just-In-Time basis, and those acquired through Secondary Market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable. In addition to the above-described factors impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.  Sales of VOIs were $56.4 million and $53.2 million during the three months ended March 31, 2016 and 2015, respectively.

Bluegreen sales of VOIs were reduced by $10.5 million and $7.1 million during the three months ended March 31, 2016 and 2015, respectively, for its estimated future uncollectible notes receivable.  Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans.  In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were  16% and 12% during the three months ended March 31, 2016 and 2015, respectively.  The increase in the 2016 period reflects a higher proportion of financed sales as compared to cash sales, as well as the impact of certain equity trade transactions.

While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory. In addition to Bluegreen’s inventory from its traditional timeshare business, Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary Market arrangements in connection with Bluegreen’s capital-light business strategy. Compared to the cost of Bluegreen’s traditional inventory, VOIs acquired in connection with Just-In-Time arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with Secondary Market arrangements typically have a lower cost of sales percentage, as Secondary Market inventory is generally obtained from POAs at a significant discount. During the three months ended March 31, 2016 and 2015, cost of VOIs sold was $3.9 million and $4.9 million, respectively, and represented 7% and 9%, respectively, of sales of VOIs.  Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

Fee-Based Sales Commission Revenue.   During the three months ended March 31, 2016 and 2015, Bluegreen sold $60.1 million and $49.0 million, respectively, of third-party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $40.1 million and $32.6 million, respectively, in connection with those sales.  The increase in the sales of third-party developer inventory during the 2016 period was due primarily to the factors described above related to the increase in system-wide sales of VOIs. Bluegreen earned an average sales and marketing commission of 67% during both the three months ended March 31, 2016 and March 31, 2015.

Net Carrying Cost of VOI Inventory.  Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold VOI inventory to the POAs that maintain the resorts.  Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from the Bluegreen sampler programs.  The carrying cost of Bluegreen’s inventory was $4.4 million and $4.1 million during the three months ended March 31, 2016 and 2015, respectively, which was partly offset by rental and sampler revenues of $2.4 million and $1.7 million, respectively. The increase in carrying costs reflects an increase in maintenance fees related to a newly constructed building at Bluegreen / Big Cedar Vacation’s Paradise Point resort that began sales in November 2015, partially offset by higher rental and sampler revenues.

Selling and Marketing Expenses.  Selling and marketing expenses were $65.9 million and $56.7 million during the three months ended March 31, 2016 and 2015, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses were  52% during the three months ended March 31, 2016 and March 31, 2015.

Bluegreen uses a variety of methods to attract prospective purchasers of VOIs, including marketing arrangements with various third parties.  Sales of VOIs to prospects and leads generated by one marketing arrangement accounted for approximately 15% of Bluegreen’s VOI sales volume during the three months ended March 31, 2016 and 2015. There can be no guarantee that Bluegreen will be able to maintain, extend, or renew such arrangement or any other marketing arrangements in the future, and a loss of any significant marketing relationships would have a material adverse impact on Bluegreen’s financial condition, including cash position and operating results.

General and Administrative Expenses.  General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $24.2 million and $18.9 million during the three months ended March 31, 2016 and 2015, respectively.  As a percentage of system-wide sales of VOIs, general and administrative expenses were 19% and 17% during the three months ended March 31, 2016 and 2015, respectively.  The increase was driven by higher personnel related costs.  Revenues from mortgage servicing during the three months ended March 31, 2016 and 2015 of $0.8 million and $0.6 million, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services Revenue.    Other fee-based services revenue increased 8% during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club.  In connection with Bluegreen’s management services, Bluegreen also manages the club reservation system, provides services to owners, and performs billing and collections services to the Bluegreen Vacation Club and certain POAs.  At March 31, 2016 and 2015, Bluegreen managed 46 and 48 timeshare resort properties and hotels, respectively.  Fee-based management services revenues increased during the 2016 period compared to the 2015 period, primarily as a result of cumulative increases in the number of owners in the Bluegreen Vacation Club.  Additionally, Bluegreen generates revenues from providing title services, its Traveler Plus™ program, and food and beverage and other retail operations.  Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based clients.

Bluegreen intends to continue to pursue its efforts to provide management, title and other services to resort developers and others, on a cash-fee basis.  While Bluegreen’s efforts to do so may not be successful, Bluegreen anticipates that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services.    During the three months ended March 31, 2016, cost of other fee-based services increased 4% compared to the same period in 2015.  The increase is primarily due to the higher costs associated with programs to VOI owners and the increased cost of providing title services.

Net Interest Spread.    Net interest spread was $14.3 million and $9.5 million during the three months ended March 31, 2016 and 2015, respectively. The increase in net interest spread during the 2016 period is primarily due to interest income of $2.0 million recognized by Bluegreen in the three months ended March 31, 2016, related to the $80.0 million loan made to BFC during April 2015.

Bluegreen’s effective cost of borrowing was 5.4% and 5.7% during the three months ended March 31, 2016 and 2015, respectively.  The decrease was primarily attributable to Bluegreen’s repayment of debt with higher interest rates and obtaining new financing at relatively lower rates.

Other Income/Expense, Net.    Other income, net was $0.1 million and $0.9 million during the three months ended March 31, 2016 and 2015, respectively.

Bluegreen Liquidity and Capital Resources

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

Historically, Bluegreen’s business model depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon providing financing to buyers.  The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities.  In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction, and development of new resorts.  Development expenditures during 2016 are expected to be in a range of $35.0 million to $45.0 million, substantially all of which is expected to relate to Bluegreen/Big Cedar Vacations.  However, if other opportunities to acquire or develop a strategic property on favorable terms present itself, Bluegreen may decide to acquire or develop additional VOI inventory, which would increase acquisition and development expenditures and may require the incurrence of additional debt.

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

During the three months ended March 31, 2016,  Bluegreen paid dividends totaling $10.0 million and in April 2016 paid an additional $15.0 million in dividends to its parent company, Woodbridge. Bluegreen expects to pay dividends to its Woodbridge on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

In April 2015, Bluegreen, through its wholly owned subsidiary, Bluegreen Specialty Finance (“BSF”), provided an $80.0 million loan to BFC, the proceeds of which were used by BFC to fund its tender offer to purchase 4,771,221 shares of Class A Common Stock of BBX Capital at a cash purchase price of $20.00 per share.  Amounts outstanding on the loan bear interest at a rate of 10% per annum. Payments of interest only are required on a quarterly basis, with all outstanding amounts being due and payable at the end of five years.  BFC will be permitted to prepay the loan in whole or in part at any time, and prepayments are required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness.  During the three months ended March 31, 2016, Bluegreen recognized $2.0 million, of interest income on its loan to BFC.

On March 17, 2016, Bluegreen completed a private offering and sale of $130.5 million of investment grade, timeshare receivable backed notes (the “2016 Term Securitization”).  See Note 9 – Debt included in Item 1 of this report.

Bluegreen’s level of debt and debt service requirements have several important effects on Bluegreen’s operations, including the following: (i) significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase Bluegreen’s vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) Bluegreen’s leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen’s indebtedness require Bluegreen to meet certain financial tests and may restrict Bluegreen’s ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments; and (iv) Bluegreen’s leverage position may limit funds available for acquisitions, working capital, capital expenditures, dividends, and other general corporate purposes. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen does.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of March 31, 2016, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of March 31, 2016	Availability as of March 31, 2016		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2016
Liberty Bank Facility	$50,000	$17,574	$32,426		November 2017; November 2020	Prime Rate +0.50%; 4.00%
NBA Receivable Facility (1)	45,000	29,729	15,271	(2)	June 2018; December 2022	30-Day LIBOR + 3.25% to 3.50%;4.00% to 4.50% (1)
Pacific Western Bank Facility	40,000	21,015	18,985	(3)	September 2018; September 2021	30 day LIBOR+4.00% to 4.50%;4.94%
BB&T/DZ Purchase Facility	80,000	-	80,000		December 2017; December 2020	Applicable Index rate +2.90%;3.34%(4)
Quorum Purchase Facility	50,000	29,099	20,901		June 2017; December 2030	(5)
	$265,000	$97,417	$167,583

(1)

Of the amount outstanding as of March 31, 2016, $17.2 million bears interest at the 30-day LIBOR + 3.25% subject to a floor of 4.0% and $4.5 million bears interest at the 30-day LIBOR +3.5% subject to a floor of 4.5%.  Future borrowings will bear interest at the 30-day LIBOR plus 3.25% subject to an interest rate floor of 4.0%.  Up to $15 million of the borrowing limit can be advanced under the NBA Line of Credit for construction/inventory borrowings.

(2)	The outstanding balance includes, and availability as of March 31, 2016 reflects, $8.0 million outstanding under the NBA Line of Credit.
(3)	The outstanding balance includes, and availability as of March 31, 2016 reflects, $3.2 million outstanding under the Pacific Western Term Loan.
(4)

The Applicable Index Rate for portions of amounts outstanding is either LIBOR, a “Cost of Funds” rate or commercial paper rates. As described in further detail below, the interest rate will increase to the applicable rate plus 4.9% upon the expiration of the advance period.

(5)

Of the amounts outstanding as of March 31, 2016, $6.6 million bears interest at a fixed rate of 6.9%, 5.8 million bears interest at a fixed rate of 5.5%, $6.8 million bears interest at a fixed rate of 5.0%, and $9.9 million bears interest at a fixed rate of 4.75%.

For information regarding Bluegreen’s credit facilities see Note 9 included in Item 1 of this report and Note 15 included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Commitments

Bluegreen’s material commitments as of March 31, 2016 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of March 31, 2016 (in thousands):

	Payments Due by Period
	Less than	1 — 3	4 — 5	After 5
Contractual Obligations	1 year	Years	Years	Years	Total (3)

Receivable-backed notes payable	$-	$-	$26,372	$408,613	$434,985
Lines-of-credit and notes payable	31,246	33,279	29,916	3,300	97,741
Jr. subordinated debentures (1)	-	-	-	110,827	110,827
Inventory purchase commitment	5,405	13,464	-	-	18,869
Noncancelable operating leases (1)	10,005	14,627	2,596	14,180	41,408
Total contractual obligations	46,656	61,370	58,884	536,920	703,830

Interest Obligations (2)
Receivable-backed notes payable	15,524	31,049	30,498	111,673	188,744
Lines-of-credit and notes payable	5,667	7,889	2,073	42	15,671
Jr. subordinated debentures	6,066	12,131	12,131	90,216	120,544
Total contractual interest	27,257	51,069	44,702	201,931	324,959
Total contractual obligations	$73,913	$112,439	$103,586	$738,851	$1,028,789

(1) Amounts do not include purchase accounting adjustments for junior subordinated debentures and noncancelable operating leases of $43.1 million and $0.6 million, respectively.

(2)  Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2016.

(3)  Amounts are gross of debt issuance costs, if applicable.

In June 2015, Bluegreen entered into certain agreements with its former CEO, John Maloney, who resigned from Bluegreen on May 27, 2015.  Under the terms of these agreements, Mr. Maloney received $3.8 million and will be paid a total of $2.9 million over a 2 year period in exchange for his provision of ongoing services during the term of the agreements.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen has entered into subsidy agreements with certain property owners’ associations.  As of March 31, 2016, Bluegreen had liabilities totaling $2.2 million related to such agreements. Such liabilities are current liabilities and are included in other liabilities in the condensed consolidated statement of financial condition as of that date.

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

Off-balance-sheet Arrangements

As of March 31, 2016, Bluegreen did not have any “off-balance-sheet” arrangements.

BBX Capital

The Company’s condensed consolidated financial statements include the results of operations of BBX Capital. The following discussion relates to BBX Capital, which is one of BFC’s two reportable segments.

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

BBX Capital Consolidated Results of Operations

BBX Capital primarily conducts its operations through three businesses, BBX, Renin and Sweet Holdings.

BBX consists of the activities associated with managing the commercial loan portfolio, real estate properties and portfolio of charged off loans retained as part of the sale of BankAtlantic to BB&T and managing BBX Capital’s investment in Woodbridge and investments in real estate joint ventures.

Renin consists of the activities of Renin Holdings, LLC and its subsidiaries (“Renin”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America. Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi.  BBX Capital owns 81% of Renin and BFC owns the remaining 19%.

Sweet Holdings consists of the activities of acquired operating businesses in the candy and confection industry including the activities of Hoffman’s, Jer’s, Williams & Bennett, Helen Grace, Anastasia and Kencraft for the three months ended March 31, 2016 and the activities of Hoffman’s, Williams & Bennett, Jer’s, Helen Grace and Anastasia for the three months ended March 31, 2015.

Income (loss) before provision for income taxes for each of BBX Capital’s businesses was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015	Change
BBX	$1,397	2,204	(807)
Renin	89	(827)	916
Sweet Holdings	(1,917)	(537)	(1,380)
Adjusting and Reconciling items (1)	121	40	81
(Loss) income before provision
for income taxes	(310)	880	(1,190)
Provision for income taxes	-	3	(3)
Net (loss) income	$(310)	877	(1,187)

(1)  Represents capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in BBX.

Summary Results of Operations – BBX

The decrease in BBX’s income before provision for income taxes during the three months ended March 31, 2016 compared to the same 2015 period resulted primarily from $2.1 million and $1.0 million of lower recoveries from loan losses and asset recoveries, respectively. The above reductions in BBX’s income were partially offset by $932,000 of increased equity in earnings of Woodbridge, higher total revenues of $551,000 and $595,000 of lower selling, general and administrative expenses.

Summary Results of Operations – Renin

The $916,000 improvement in Renin’s income before income taxes for the three months ended March 31, 2016 compared to the same 2015 period resulted primarily from gains in foreign currency exchange, increased trade sales and an improvement in the gross margin percentage.

During the three months ended March 31, 2016, Renin recognized a $210,000 foreign exchange gain compared to a foreign exchange loss of $469,000 during the three months ended March 31, 2015.  Those foreign exchange gains and losses resulted from valuation changes in the Canadian dollar compared to the U.S. dollar.

Renin’s trade sales for the three months ended March 31, 2016 were $13.8 million compared to $13.5 million for the comparable 2015 quarter. The increase in trade sales was mainly due to the higher sales of hardware products partially offset by the discontinuation of the wall décor product with a major customer. The improvement in the gross margin percentage resulted primarily from increased sales of higher margin hardware products compared to lower margin wall décor products.

Summary Results of Operations – Sweet Holdings

Revenues of Sweet Holdings are highly seasonal with approximately 40% of total revenues expected to be recognized in the fourth quarter. BBX Capital anticipates that the financial results of Sweet Holdings will vary significantly on a quarterly basis. Further, as indicated below, expenses are being incurred at Sweet Holdings in connection with the opening of additional retail stores and the consolidation of the operations of acquired businesses. It is anticipated that this business will continue to experience losses as it continues to consolidate operations and expand its retail footprint.

The increase in the Sweet Holdings loss before benefit for income taxes of $1.4 million for the three months ended March 31, 2016 compared to the same 2015 period resulted primarily from on-going costs to integrate companies acquired during the years ended December 31, 2014 and 2015 and higher compensation expense related to the hiring of industry professionals and employee severance.  Also contributing to higher selling, general and administrative expenses were costs associated with Hoffman’s retail store expansion.

BBX Capital Liquidity and Capital Resources

BBX Capital’s current assets at March 31, 2016 consisted of cash, inventory and trade receivables aggregating $77.5 million. This does not include $20.3 million of current assets held in Renin.  BBX Capital had $14.6 million of current liabilities as of March 31, 2016. This does not include $10.3 million of current liabilities of Renin.  BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate, revenues from BBX Sweet Holdings’ operations and distributions received from Woodbridge.  BBX Capital’s management believes that BBX Capital has sufficient liquidity to fund its operations for the foreseeable future.

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

A significant source of BBX Capital’s liquidity is the liquidation of loans and real estate, recoveries from the charged off loan portfolio, cash proceeds from the contribution of properties to real estate joint ventures and dividends from Woodbridge. During the three months ended March 31, 2016, the proceeds from principal repayments of loans and sales of real estate were approximately $4.1 million and $830,000, respectively. During the three months ended March 31, 2016, BBX Capital received $4.2 million of dividends from Woodbridge. There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or in similar timeframes.

BBX Capital’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures (including the payment of property taxes) in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX Capital’s Consolidated Contractual Obligations as of March 31, 2016 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Operating lease obligation	$19,385	3,125	6,178	5,032	5,050
Notes payable (1)	22,308	2,313	10,492	7,898	1,605
Other obligations	310	120	190	-	-
Total contractual cash obligations	$42,003	5,558	16,860	12,930	6,655

(1)	Amounts represent scheduled principal payments and do not include interest payments.

Notes payable as of March 31, 2016 consisted of a term loan and revolving credit advances issued by Renin with an aggregate balance of $8.8 million, $6.8 million of promissory notes and promissory notes representing holdback amounts issued by BBX Sweet Holdings in connection with its acquisitions, and a term loan and revolving line-of-credit issued by BBX Sweet Holdings with aggregate balances of $6.6 million.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above.  See Note 11 Commitments and Contingencies to the “Notes to Condensed Consolidated Financial Statements - Unaudited”, for a discussion of BBX Capital’s contingent obligations.

Woodbridge Parent Only - Liquidity and Capital Resources

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately  $0.5 million at March 31, 2016.  Woodbridge’s principal sources of liquidity are dividends received from Bluegreen. For the three months ended March 31, 2016, Bluegreen paid a total of $10.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $9.2 million, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge. During the three months ended March 31, 2015, Bluegreen did not pay dividends to Woodbridge. See “BFC-Liquidity and Capital Resources” for a discussion of limitations on, and other factors which may affect, Bluegreen’s ability to pay dividends.

Woodbridge’s material commitments as of March 31, 2016 primarily include required quarterly interest payments on its $85.0 million of junior subordinated debentures.  The total amount of interest payments expected to be made by Woodbridge on its junior subordinated debt over the next twelve months is approximately $4.1  million.

BFC Parent Only - Liquidity and Capital Resources

BFC (parent only) is defined as BFC and its wholly-owned subsidiaries. As of March 31, 2016 and December 31, 2015, BFC (parent only) had cash, cash equivalents and short-term investments of approximately $15.4 million and $13.7 million, respectively.  This increase was due to $4.9 million of dividends received from Woodbridge and $5.4 million of payments received from Bluegreen under the tax sharing agreement during the quarter ended March 31, 2016, partially offset by operating expenses and $2.0 million of interest payments made to Bluegreen pursuant to the loan with BFC by a wholly-owned subsidiary of Bluegreen during April 2015.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments, dividends from its subsidiaries and lines of credit, including borrowings available under the Revolving Credit facility with Stifel Bank and Trust entered into during July 2015 which allows for borrowings by the Company of up to $10.0 million on a revolving basis. See Note 9 - Debt in Item 1 of this report for additional information regarding the Revolving Credit facility.  We expect to use our available funds for operations and to meet our obligations. We may also use available funds to make additional investments in companies within our consolidated group. During April 2015, we used approximately $15.4 million of cash on hand, together with the proceeds of an $80.0 million loan provided by a wholly owned subsidiary of Bluegreen, to fund the purchase of an additional 30% of BBX Capital’s Class A Common Stock. The total amount of interest payments we expect to pay to Bluegreen on the $80.0 million dollar loan over the next twelve months is approximately $8.0 million.

Available funds may also be used to invest in real estate based opportunities and middle market operating businesses, such as the investment we made in Renin during October 2013, or invest in other opportunities and or repurchase shares of our common stock pursuant to BFC’s share repurchase program.  In April 2016, the Company repurchased 1.0 million shares of its Class A Common Stock for approximately $3.0 million. (See Note  1 – Presentation of Interim Financial Statements in Item 1 of this report for additional information regarding BFC’s share repurchase program).

We believe that our current financial condition and credit relationships, including funds available from our Revolving Credit facility with Stifel Bank and Trust, together with anticipated cash flows from other sources of funds, including potential dividends from our subsidiaries (which, as described below, are subject to certain limitations), and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. We may also seek to raise funds through the incurrence of additional secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

BBX Capital may only pay dividends if and when declared by its board of directors, a majority of whom are independent directors under the listing standards of the NYSE. Decisions with respect to future dividend payments by BBX Capital will depend on the financial condition of BBX Capital and other factors deemed relevant by its Board of Directors.

Dividends from Bluegreen will be dependent on and subject to Bluegreen’s results of operations, available cash and other factors considered by Bluegreen’s Board of Directors. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its Board of Directors. Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the Boards of Directors of both BBX Capital and BFC.  BBX Capital and BFC own 46% and 54%, respectively, of Woodbridge.  For the three months ended March 31, 2016, Bluegreen paid a total of $10.0 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends totaling $9.2 million which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge. During 2015, Bluegreen paid a total of $54.4 million in cash dividends to Woodbridge, and Woodbridge declared and paid cash dividends of approximately $51.8 million, which were allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

The Company’s 5% Cumulative Preferred Stock has a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at a  redemption price of  $1,000 per share.  Shares of the 5% Cumulative Preferred Stock are also subject to mandatory redemption as described below. The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. BFC pays regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  The 5% Cumulative Preferred Stock is mandatory redeemable and classified as a liability in the Company’s condensed consolidated statements of financial condition.  The Company is required to redeem the preferred shares in $5.0 million annual payments in each of the years ending December 31, 2018, 2019 and 2020.  During December 2013, BFC made a $5.0 million loan to the preferred shareholders. The loan is secured by 5,000 shares of 5% Cumulative Preferred Stock, has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity.

Off Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2016, BFC and Woodbridge did not have any “off balance sheet” arrangements.

BFC Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at March 31, 2016 and December 31, 2015 were $1.4 billion and $1.3 billion, respectively. The primary changes in components of total assets are summarized below:

•

Increase in cash primarily related to Bluegreen as Bluegreen generated $33.4 million of cash from operations during the three months ended March 31, 2016. The increase in cash from Bluegreen was partially offset by a $3.2 million reduction in cash at BBX Capital resulting primarily from repayment of short term liabilities;

•	Increase in restricted cash associated with cash received on securitization, pending provision of additional collateral at Bluegreen;
•	Lower loans receivable and loans held-for-sale balances due to $4.1 million of loan repayments and $826,000 of loans transferred through foreclosure to real estate held-for-sale;
•	Increase in real estate held-for-investment primarily due to land development,
•	Increase in real estate held-for-sale primarily from $826,000 of real estate acquired through foreclosure partially offset by real estate sales, and
•	Increase in other assets primarily due to higher trade receivable and inventory at Renin and BBX Sweet Holdings.

Total liabilities at March 31, 2016 and December 31, 2015 were $886.8 million and $858.1 million, respectively.  The primary changes in components of total liabilities are summarized below:

•	Increase in receivable-backed notes payable – non-recourse due to $130.5 million of notes issued by Bluegreen in connection with the 2016 Term Securitization; and
•

Decrease in receivable-backed notes payable – recourse and note and mortgage notes payable due to Bluegreen’s repayment of notes payable from a portion of the proceeds it received in connection with the 2016 Term Securitization.

BFC Consolidated Cash Flows

The following table summarizes BFC’s cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015
Cash flows provided by (used in) operating activities	$17,884	(4,846)
Cash flows provided by (used in) investing activities	1,068	(2,435)
Cash flows provided by (used in) financing activities	8,352	(18,998)
Net increase (decrease) in cash and cash equivalents	$27,304	(26,279)

Cash Flows from Operating Activities.  BFC’s operating cash flow increased $22.7 million during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to an increase in working capital mainly associated with Bluegreen’s operating profits.  In addition, Bluegreen paid $7.2 million for Just-in-Time inventory purchases during the first three months of 2015. Bluegreen did not make any Just in Time inventory purchases during the same 2016 period. The increase in cash provided by operating activities was partially offset by higher operating losses at BBX Capital, Woodbridge (parent only) and BFC (parent only) during the three months ended March 31, 2016.

Cash Flows from Investing Activities.    BFC’s cash flows from investing activities increased $3.5 million during the three months ended March 31, 2016 compared to the same period in 2015 resulting primarily from a $5.5 million decrease in improvements to real estate held-for-investment partially offset by a $2.6 million decrease in repayments of loans receivable.

Cash Flows from Financing Activities.    The $27.4 million increase in cash flows from financing activities during the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to the net increase in proceeds from Bluegreen’s 2016 Term Securitization as compared to its 2015 Term Securitization and the repayment by BBX Capital of BB&T’s preferred interest in FAR during 2015.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.  RISK FACTORS

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.  EXHIBITS

Exhibit 31.1Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSXBRL Instance Document

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

BFC FINANCIAL CORPORATION

Date: May 6, 2016	By:	/s/ Jarett S. Levan
Jarett S. Levan, Acting Chief Executive Officer

Date: May 6, 2016	By:	/s/ Raymond S. Lopez
Raymond S. Lopez, Chief Financial Officer and
Chief Accounting Officer