Form 10-Q
period 2016-06-30
BFC FINANCIAL CORP
filed 2016-08-09
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2016

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 2, 2016 is as follows:

Class A Common Stock of $.01 par value, 74,517,931 shares outstanding.
Class B Common Stock of $.01 par value, 13,718,816 shares outstanding.

(i)

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BFC Financial Corporation
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$270,933	198,905
Restricted cash ($22,811 in 2016 and $25,358 in 2015 in variable
interest entities ("VIEs"))	58,388	59,365
Loans held-for-sale	-	21,354
Loans receivable, net	34,218	34,035
Notes receivable, net ($306,341 and $280,841 in VIEs in 2016 and 2015, respectively)	417,820	415,598
Inventory	216,553	220,929
Real estate held-for-investment	30,046	31,290
Real estate held-for-sale, net	32,854	46,338
Investments in unconsolidated real estate joint ventures	42,752	42,962
Property and equipment, net	96,670	90,020
Goodwill	7,601	7,601
Intangible assets, net	69,306	70,188
Other assets	107,701	102,375
Total assets	$1,384,842	1,340,960

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$28,015	25,976
Deferred income	35,095	28,847
Escrow deposits	28,567	24,525
Other liabilities	92,236	81,623
Receivable-backed notes payable - recourse	61,645	89,888
Receivable-backed notes payable - non-recourse, net of unamortized debt issuance
costs of $6,017 and $4,905 in 2016 and 2015, respectively (in VIEs)	352,451	314,024
Notes and mortgage notes payable and other borrowings, net of unamortized debt
issuance costs of $1,884 and $2,011 in 2016 and 2015, respectively	112,753	120,994
Junior subordinated debentures, net of unamortized debt issuance costs
of $1,777 and $1,822 in 2016 and 2015, respectively	151,532	150,485
Deferred income taxes	13,341	8,594
Shares subject to mandatory redemption	13,303	13,098
Total liabilities	888,938	858,054

Commitments and contingencies (See Note 11)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 72,236,519 in 2016 and 73,211,519 in 2015	722	732
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 11,346,336 in 2016 and 11,346,336 in 2015	113	113
Additional paid-in capital	146,194	143,231
Accumulated earnings	237,419	232,134
Accumulated other comprehensive income	510	616
Total BFC Financial Corporation equity	384,958	376,826
Noncontrolling interests	110,946	106,080
Total equity	495,904	482,906
Total liabilities and equity	$1,384,842	1,340,960

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Sales of VOIs	$68,542	59,732	124,912	112,914
Fee-based sales commission revenue	54,188	47,974	94,335	80,574
Other fee-based services revenue	26,056	24,948	51,611	48,701
Trade sales	21,250	19,583	42,212	39,118
Interest income	21,150	21,888	42,213	41,601
Other revenue	1,779	16,846	3,321	18,103
Total revenues	192,965	190,971	358,604	341,011

Costs and Expenses
Cost of sales of VOIs	9,666	7,381	13,582	12,247
Cost of other fee-based services	16,577	16,748	31,587	31,549
Cost of trade sales	18,959	14,195	34,006	28,030
Interest expense	9,738	9,903	18,805	20,523
Recoveries from loan losses, net	(6,287)	(6,608)	(8,035)	(10,429)
Impairments (recoveries) of assets, net	1,759	(810)	1,722	(1,873)
Litigation settlement	-	36,500	-	36,500
Selling, general and administrative expenses	142,204	114,296	254,259	211,645
Total costs and expenses	192,616	191,605	345,926	328,192

Equity in net earnings (losses) of unconsolidated
real estate joint ventures	1,655	(291)	1,313	(595)
Foreign exchange gain (loss)	110	70	320	(399)
Other income, net	189	1,114	452	2,215
Income before income taxes	2,303	259	14,763	14,040
Benefit (provision) for income taxes (See Note 10)	368	90,353	(4,739)	81,744
Net income	2,671	90,612	10,024	95,784
Less: Net income attributable to noncontrolling interests	2,427	6,317	4,298	9,603
Net income attributable to BFC	$244	84,295	5,726	86,181

Basic earnings per share	$0.00	0.97	0.07	0.99
Diluted earnings per share	$0.00	0.97	0.07	0.99
Basic weighted average number of common
shares outstanding	85,946	87,093	86,392	87,114
Diluted weighted average number of common and
common equivalent shares outstanding	86,145	87,286	86,577	87,309

Cash dividends declared per Class A common share	$0.005	0.00	0.005	0.00
Cash dividends declared per Class B common share	$0.005	0.00	0.005	0.00

Net income	$2,671	90,612	10,024	95,784
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on securities available for sale	41	(12)	66	(25)
Foreign currency translation adjustments	(42)	(33)	(190)	99
Other comprehensive (loss) income, net	(1)	(45)	(124)	74
Comprehensive income, net of tax	2,670	90,567	9,900	95,858
Less: Comprehensive income attributable
to noncontrolling interests	2,427	6,303	4,280	9,641
Total comprehensive income attributable to BFC	$243	84,264	5,620	86,217

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Six Months Ended June 30, 2016 and 2015
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2014	73,307	10,168	$733	102	142,058	109,660	353	252,906	193,800	446,706
Net income	-	-	-	-	-	86,181	-	86,181	9,603	95,784
Other comprehensive income	-	-	-	-	-	-	36	36	38	74
Subsidiaries' capital transactions	-	-	-	-	1,511	-	-	1,511	952	2,463
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(2,268)	(2,268)
Net effect of BFC's tender offer for BBX Capital attributable to non-controlling interest	-	-	-	-	92,763	-	-	92,763	(92,763)	-
Consideration paid in connection with the tender offer for BBX Capital	-	-	-	-	(95,424)	-	-	(95,424)	-	(95,424)
Repurchase and retirement of Common Stock	(60)	-	-	(1)	(173)	-	-	(174)	-	(174)
Conversion of Common Stock from Class B to Class A	36	(36)	-	-	-	-	-	-	-	-
Issuance of Common Stock from exercise of options	25	-	-	-	10	-	-	10	-	10
Share-based compensation	-	-	-	-	2,503	-	-	2,503	-	2,503
Balance, June 30, 2015	73,308	10,132	$733	101	143,248	195,841	389	340,312	109,362	449,674

Balance, December 31, 2015	73,212	11,346	$732	113	143,231	232,134	616	376,826	106,080	482,906
Net income	-	-	-	-	-	5,726	-	5,726	4,298	10,024
Other comprehensive loss	-	-	-	-	-	-	(106)	(106)	(18)	(124)
Subsidiaries' capital transactions	-	-	-	-	2,695	-	-	2,695	586	3,281
Class A common stock cash dividends declared	-	-	-	-	-	(373)	-	(373)	-	(373)
Class B common stock cash dividends declared	-	-	-	-	-	(68)	-	(68)	-	(68)
Repurchase and retirement of Class A Common Stock	(1,000)	-	(10)	-	(3,019)	-	-	(3,029)	-	(3,029)
Issuance of Common Stock from exercise of options	25	-	-	-	10	-	-	10	-	10
Share-based compensation	-	-	-	-	3,277	-	-	3,277	-	3,277
Balance, June 30, 2016	72,237	11,346	$722	113	146,194	237,419	510	384,958	110,946	495,904

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$44,544	14,641

Investing activities:
Decrease (increase) in restricted cash	1,306	(2,647)
Investments in unconsolidated real estate joint ventures	(785)	(1,103)
Repayment of loans receivable, net	26,360	17,884
Proceeds from the sale of loans receivable	-	89
Proceeds from sales of real estate held-for-sale	11,042	34,758
Additions to real estate held-for-investment	(1,816)	(11,488)
Additions to real estate held-for-sale	(225)	(10,667)
Purchases of property and equipment	(6,103)	(4,650)
Proceeds from the sale of property and equipment	-	257
Return of unconsolidated real estate joint venture investment	994	-
Acquisition of BBX Capital Class A shares	-	(95,424)
(Increase) decrease from other investing activities	(323)	118
Net cash provided by (used in) investing activities	$30,450	(72,873)

Financing activities:
Repayment of BB&T preferred interest in Florida Asset
Resolution Group, LLC ("FAR")	-	(12,348)
Repayments of notes, mortgage notes payable and other borrowings	(169,414)	(90,186)
Proceeds from notes, mortgage notes payable and other borrowings	172,290	78,490
Payments for debt issuance costs	(2,448)	(2,537)
Payments of interest on shares subject to mandatory redemption	(375)	(375)
Proceeds from the exercise of BFC stock options	10	10
Retirement of BFC's Class A Common Stock	(3,029)	(174)
Distributions to noncontrolling interest	-	(2,268)
Net cash used in financing activities	$(2,966)	(29,388)

Increase (decrease) in cash and cash equivalents	72,028	(87,620)
Cash and cash equivalents at beginning of period	198,905	279,437
Cash and cash equivalents at end of period	$270,933	191,817

		Continued

BFC Financial Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2016	2015
Supplemental cash flow information:
Interest paid on borrowings	$16,599	17,641
Income taxes paid	592	12,039
Income tax refunded	-	(317)

Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate held-for-sale or
real estate held-for-investment	$3,663	2,427
Loans held-for-sale transferred to loans receivable	16,078	7,365
Real estate held-for-investment transferred to real
estate held-for-sale	3,040	3,572
Real estate held-for-sale transferred to property and equipment	6,557	-
Issuance of notes payable to acquire business	-	1,395
Fair value of net assets acquired in connection with business acquisitions	-	1,404
(Decrease) increase in BFC accumulated other comprehensive
income, net of taxes	(106)	36
Net increase in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	2,695	1,511

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation

Notes to Condensed Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the condensed consolidated financial condition of BFC at June 30, 2016; the condensed consolidated results of operations and comprehensive income of BFC for the three and six months ended June 30, 2016 and 2015; the changes in condensed consolidated equity of BFC for the six months ended June 30, 2016 and 2015; and the condensed consolidated cash flows of BFC for the six months ended June 30, 2016 and 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period.

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

BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures, and investments in middle market operating businesses. BBX Capital’s principal asset until July 31, 2012 was its ownership of BankAtlantic.  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida.  On July 31, 2012, BBX Capital completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BankAtlantic Sale” or the “BB&T Transaction”).  The principal assets of BBX Capital currently consist of its 46% interest in Woodbridge, investments in real estate joint ventures, and legacy loans and real estate transferred to BBX Capital in connection with the BB&T Transaction.

Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others in which case Bluegreen earns fees for providing these services. Bluegreen also provides other fee-based services, including property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to credit qualified individual purchasers of VOIs  which generates significant interest income.

Merger Agreement

On July 27, 2016, BFC entered into a definitive merger agreement (the “Merger Agreement”) with BBX Capital Corporation and BBX Merger Subsidiary LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”). The Merger Agreement provides for BBX Capital Corporation to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC. Under the terms of the Merger Agreement, which has been approved by a special committee comprised of BBX Capital Corporation’s independent directors as well as the full boards of directors of both BFC and BBX Capital Corporation, each share of BBX Capital’s Class A Common Stock outstanding immediately prior to the effective time of the Merger (other than shares of BBX Capital’s Class A Common Stock held by BFC and shares of BBX Capital’s Class A Common Stock as to which appraisal rights are exercised and perfected in accordance with Florida law) will be converted into the right to receive, at the election of the holder, 5.4 shares of BFC’s Class A Common Stock or $20.00 in cash.  BBX Capital’s shareholders will have the right to elect to receive all cash, all stock, or a combination of cash and stock in exchange for their shares.  If all BBX Capital shareholders other than BFC elect cash, the merger consideration will be $61.5 million and if all were to elect stock, BFC would issue 16,592,845 shares of its Class A Common Stock in connection with the merger.  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the Merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the exchange ratio of 5.4 shares of BFC’s Class A Common Stock for each share of BBX Capital’s Class A Common Stock subject to the option and the exercise price of the option will be divided by 5.4. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the Merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares subject to the award will be multiplied by the exchange ratio of 5.4 shares of BFC’s Class A Common Stock for each share of BBX Capital’s Class A Common Stock subject to the award.  Consummation of the Merger is subject to certain closing conditions, including, without limitation, the approval of the Merger Agreement by both (i) holders of shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing a majority of the votes entitled to be cast on the Merger Agreement, and (ii) holders of a majority of the shares of BBX Capital’s Class A Common Stock voted on the Merger Agreement other than shares held by BFC and its affiliates.  Pursuant to the Merger Agreement, BFC has agreed to vote all of BBX Capital’s Class A Common Stock and Class B Common Stock owned by it in favor of the Merger Agreement. Accordingly, approval of the Merger Agreement with respect to the combine vote of the holders of BBX Capital’s Class A Common Stock and Class B Common Stock described under clause (i) above is assured. There is no assurance that the approval of the unaffiliated shareholders will be received.  The Merger is also conditioned on holders of not more than 150,000 shares of BBX Capital’s Class A Common Stock exercising appraisal rights and the absence of any “Material Adverse Effect” (as defined in the Merger Agreement) with respect to either BFC or BBX Capital. The Merger is not subject to a financing condition. There is no assurance that the conditions to close the Merger will be satisfied or that the Merger will otherwise be consummated when anticipated, on the contemplated terms, or at all.

BFC Dividends

On June 6, 2016, BFC’s Board of Directors declared a cash dividend on BFC’s Class A and Class B Common Stock of $0.005 per share. The dividend was paid on July 20, 2016 to all holders of record of BFC’s Class A and Class B Common Stock at the close of trading on June 20, 2016.

BFC Share Repurchase Program

On September 21, 2009, BFC’s board of directors approved a share repurchase program which authorized the repurchase of up to 20,000,000 shares of the Company’s Class A and Class B Common Stock at an aggregate cost of up to $10 million, subject to market conditions and other factors.

On March 29, 2016, the Company entered into a Rule 10b5-1 Repurchase Plan (the “Repurchase Plan”) which authorized the Company’s designated broker to repurchase up to 1.0 million shares of the Company’s Class A Common Stock in the open market or through privately negotiated transactions in accordance with the terms, and subject to the limitations, including price limitations and limitations under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, specified in the Repurchase Plan. During April 2016, the Company repurchased 1.0 million shares of its Class A Common Stock under the Repurchase Plan for approximately $3.0 million.  See Part II, Item 2 of this report for additional information regarding the share repurchases during April 2016.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, ”Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” as amended by ASU 2015-15, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  However, ASU 2015-03 also permits presentation of debt issuance costs on line-of-credit arrangements as assets. This standard became effective for the Company on January 1, 2016.  The Company’s adoption of ASU 2015-03 is reflected in the accompanying balance sheets as of June 30, 2016 and December 31, 2015 and in the tables included in Note 9.  As further reflected in the table below, as a result of the adoption of ASU 2015-03, the Company has reclassified certain unamortized debt issuance costs as a direct deduction from the carrying value of the associated debt liability reported in the Company’s Consolidated Balance Sheet as of December 31, 2015 contained in the 2015 Annual Report (in thousands):

	As presented
	in the 2015
	Annual Report		As adjusted
	December 31,		December 31,
	2015	Reclassification	2015
Other assets	$111,113	$(8,738)	$102,375
Receivable backed notes payable - non-recourse (VIE)	318,929	(4,905)	314,024
Lines of credit and notes payable	123,005	(2,011)	120,994
Junior subordinated debentures	152,307	(1,822)	150,485

New Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance which may be applicable to the Company but have not yet become effective. (See the 2015 Annual Report for accounting pronouncements issued prior to March 15, 2016 which may be applicable to the Company.)

Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU introduces an approach based on expected credit losses to estimate credit losses on certain types of financial instruments.  This ASU also expands the disclosure requirements regarding a company’s assumptions, models, and methods for estimating the allowance for loan losses. Further, public entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

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

Accounting Standards Update Number 2016-07 – Investments – Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting.  This update addresses the use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.  The amendments in this update eliminate the requirement to retroactively adopt the equity method of accounting.  The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements..

Accounting Standards Update Number 2014-09 –  Revenue Recognition (Topic 606): Revenue from Contracts with Customers. This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  It also requires disclosures designed to enable readers of financial statements to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Further, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in April and May 2016, the FASB issued ASU 2016-10 and 2016-12, respectively, Revenue from Contracts with Customers (Topic 606), and in May, the FASB issued ASUs 2016-11 – Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09. These updates clarify implementation guidance on the related topic.  The accounting guidance updates will replace most existing revenue recognition guidance in GAAP. The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the requirements of theses updates and has not yet determined their impact on the Company's consolidated financial statements.

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of June 30, 2016, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a VIE.  Bluegreen’s analysis includes a review of both quantitative and qualitative factors.  Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and bases its qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements.  Bluegreen also uses its qualitative analysis to determine if Bluegreen must consolidate a VIE as the primary beneficiary.  In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is the primary beneficiary and, therefore, Bluegreen consolidates the entities into its financial statements.  As previously described, BFC consolidates Bluegreen and its consolidated subsidiaries and VIEs into BFC’s financial statements.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the six months ended June 30, 2016 and 2015 were $1.1 million and $1.6 million, respectively.  Bluegreen’s maximum exposure to loss relating to its nonrecourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s condensed consolidated statements of financial condition are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Restricted cash	$22,811	25,358
Securitized notes receivable, net	306,341	280,841
Receivable backed notes payable - non-recourse	352,451	314,024

The restricted cash and securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

3.     Investments in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	June 30,	December 31,
Investment in unconsolidated real estate joint ventures	2016	2015
Altis at Kendall Square, LLC	$701	764
Altis at Lakeline - Austin Investors LLC	5,257	5,210
New Urban/BBX Development, LLC	775	864
Sunrise and Bayview Partners, LLC	1,570	1,577
Hialeah Communities, LLC	4,023	4,569
PGA Design Center Holdings, LLC	1,874	1,911
CCB Miramar, LLC	875	875
Centra Falls, LLC	700	727
The Addison on Millenia Investment, LLC	5,810	5,778
BBX/S Millenia Blvd Investments, LLC	4,933	4,905
Altis at Bonterra - Hialeah, LLC	15,902	15,782
Altis at Shingle Creek Manager, LLC	332	-
Investments in unconsolidated real estate joint ventures	$42,752	42,962

BBX Capital’s investments in unconsolidated real estate joint ventures are unconsolidated variable interest entities.

The amount of interest capitalized in investments in unconsolidated real estate joint ventures associated with joint venture real estate development activities for the three and six months ended June 30, 2016 was  $211,000 and $333,000, respectively and for the three and six months ended June 30, 2015 was $132,000 and $228,000, respectively.

The condensed statements of operations for the three and six months ended June 30, 2016 and 2015 for all of the above listed equity method joint ventures in the aggregate were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenues	$5,063	658	6,254	1,037
Total costs and expenses	(3,171)	(1,317)	(5,027)	(2,388)
Net earnings (loss)	$1,892	(659)	1,227	(1,351)
Equity in net earnings (losses) of unconsolidated real estate joint ventures	$1,655	(291)	1,313	(595)

See Note 10 to the Consolidated Financial Statements included in the 2015 Annual Report for additional information on BBX Capital’s investments in unconsolidated real estate joint ventures.

4.  BBX Capital’s Loans Held-For-Sale

BBX Capital’s loans held-for-sale are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Residential	$-	21,354

Loans held-for-sale are reported at the lower of cost or fair value measured on an aggregate basis.   As of December 31, 2015 the lower of cost or fair value adjustment on loans held-for-sale was  $1.6 million. BBX Capital transfers loans from held-for-sale to loans receivable when, based on the current economic environment and related market conditions, it has the intent to hold those loans for the foreseeable future.  Based on current market conditions and an evaluation of the residential loan portfolio, BBX Capital’s management decided to hold the residential loans for the foreseeable future.  As of June 30, 2016, BBX Capital transferred residential loans with aggregate unpaid principal balances, net of charge-offs, of $17.3 million from held-for-sale to loans receivable. The lower of cost or fair value of the residential loans on the transfer date was $16.1 million.  Any difference between the lower of cost or fair value of the loan and the unpaid principal balance net of charge-offs was recognized as a discount. Such loans are included in loans receivable, net of a  $1.2 million discount, on the Company’s condensed consolidated statement of financial condition as of June 30, 2016.

5.    BBX Capital’s Loans Receivable

BBX Capital’s loans receivable portfolio consisted of the following components (in thousands):

	June 30,	December 31,
	2016	2015
Commercial non-real estate	$1,211	11,250
Commercial real estate	11,292	16,294
Small business	3,360	4,054
Consumer	2,124	2,368
Residential	16,231	69
Loans receivable -net	$34,218	34,035

As of June 30, 2016, foreclosure proceedings were in-process on $11.3  million of BBX Capital’s residential loans, $0.3 million of consumer loans and $64,000 of small business loans.

The total discount on loans receivable was  $4.1 million and $3.3 million as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016, $16.1 million of residential loans, net of a $1.2 million discount were transferred from loans held-for-sale to loans receivable.

The recorded investment (unpaid principal balance less charge-offs and discounts) of non-accrual loans receivable was as follows (in thousands):

	June 30,	December 31,
Loan Class	2016	2015
Commercial non-real estate	$1,211	1,250
Commercial real estate	9,351	9,639
Small business	3,360	4,054
Consumer	2,025	2,368
Residential	14,722	69
Total nonaccrual loans	$30,669	17,380

An age analysis of the past due recorded investment in BBX Capital’s loans receivable as of June 30, 2016 and December 31, 2015 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
June 30, 2016	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	881	1,211
Commercial real estate	-	-	3,986	3,986	7,306	11,292
Small business	-	64	27	91	3,269	3,360
Consumer	122	28	527	677	1,447	2,124
Residential	22	276	11,285	11,583	4,648	16,231
Total	$144	368	16,155	16,667	17,551	34,218

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	329	329	10,921	11,250
Commercial real estate	-	-	3,986	3,986	12,308	16,294
Small business:	-	205	-	205	3,849	4,054
Consumer	316	138	562	1,016	1,352	2,368
Residential	-	24	42	66	3	69
Total	$316	367	4,919	5,602	28,433	34,035

1)	BBX Capital had no loans that were 90 days or more past due and still accruing interest as of June 30, 2016 and December 31, 2015.

The activity in BBX Capital’s allowance for loan losses for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Allowance for Loan Losses:	2016	2015	2016	2015
Beginning balance	$-	381	-	977
Charge-offs :	(66)	(221)	(96)	(896)
Recoveries :	6,353	6,620	8,131	10,520
Provision :	(6,287)	(6,608)	(8,035)	(10,429)
Ending balance	$-	172	-	172
Ending balance individually evaluated for impairment	$-	-	-	-
Ending balance collectively evaluated for impairment	-	172	-	172
Total	$-	172	-	172
Loans receivable:
Ending balance individually evaluated for impairment	$26,986	15,862	26,986	15,862
Ending balance collectively evaluated for impairment	7,232	15,585	7,232	15,585
Total	$34,218	31,447	34,218	31,447
Proceeds from loan sales	$-	-	-	89
Transfer from loans held-for-sale	$16,078	7,365	16,078	7,365

Impaired Loans – BBX Capital’s loans are considered impaired when, based on current information and events, BBX Capital believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated by BBX Capital for commercial and small business loans based on past payment history, financial strength of the borrower or guarantors, and cash flow associated with the collateral or business.  BBX Capital’s collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans are recognized on a cash basis as interest income.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

BBX Capital’s impaired loans as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of June 30, 2016			As of December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	-	-	-
Total with no allowance recorded	30,846	53,528	-	17,380	30,212	-
Total	$30,846	53,528	-	17,380	30,212	-

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three and six months ended June 30, 2016 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2016
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	-	-
Total with no allowance recorded	31,192	305	23,995	642
Total	$31,192	305	23,995	642

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

BBX Capital had no commitments to lend additional funds on impaired loans as of June 30, 2016.

6.    Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and Bluegreen’s allowance for credit losses (in thousands):

	June 30,	December 31,
	2016	2015
Notes receivable:
VOI notes receivable - non-securitized	$132,954	166,040
VOI notes receivable - securitized	397,729	357,845
Other notes receivable (1)	2,008	2,427
	532,691	526,312
Allowance for credit losses	(114,871)	(110,714)
VOI notes receivable, net	$417,820	415,598
Allowance as a % of notes receivable	22%	21%

(1)	Other notes receivable were originated through a real estate entity in which substantially all of the assets were sold by Bluegreen in 2012.

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method.  BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of June 30, 2016 and December 31, 2015, the outstanding contractual unpaid principal balance of the acquired notes was  $34.9  million and $47.8 million, respectively. As of June 30, 2016 and December 31, 2015, the carrying amount of the acquired notes was $32.3 million and $43.6 million, respectively. The acquired notes are included in the amounts of notes receivable in the condensed consolidated statements of financial condition at June 30, 2016 and December 31, 2015.

The following is a reconciliation of accretable yield for the three and six months ended June 30, 2016 and 2015 (in thousands):

Accretable Yield	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$7,398	15,630	9,033	17,867
Accretion	(1,395)	(2,264)	(3,008)	(4,751)
Reclassification to nonaccretable yield	(244)	(441)	(266)	(191)
Balance, end of period	$5,759	12,925	5,759	12,925

The weighted-average interest rate on Bluegreen’s notes receivable was 15.9% as of June 30, 2016 and December 31, 2015.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on notes receivable secured by VOIs was 15.9% and 16.0%  as of June 30, 2016 and December 31, 2015, respectively.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of June 30, 2016 and December 31, 2015, $9.2 million and $10.4 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit loss.

Credit Quality for Financed Receivables and Allowance for Credit Losses

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

The activity in Bluegreen’s allowance for loan losses was as follows (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Balance, beginning of period	$110,714	102,566
Provision for credit losses	23,993	16,276
Write-offs of uncollectible receivables	(19,836)	(16,943)
Balance, end of period	$114,871	101,899

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Current	$511,636	501,738
31-60 days	5,709	6,889
61-90 days	4,151	4,869
> 90 days (1)	9,187	10,389
Total	$530,683	523,885

(1)

Includes $4.8 million and $5.2 million  as of June 30, 2016 and December 31, 2015, respectively, related to VOI notes receivable that, as of such dates, had defaulted, but the related VOI notes receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit losses.

7.     Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Completed VOI units	$164,988	166,781
Construction-in-progress	-	10,455
Real estate held for future development	94,186	90,400
Other	765	718
Purchase accounting adjustment	(43,386)	(47,425)
Total Inventory	$216,553	220,929

Inventory is primarily comprised of Bluegreen’s completed VOIs, VOIs under construction and land held by Bluegreen for future vacation ownership development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to Bluegreen’s inventory during the three or six months ended June 30, 2016 or 2015.

Interest capitalized to VOI inventory during the three and six months ended June 30, 2016 and 2015 was insignificant. The interest expense reflected in the Company’s consolidated statements of operations is net of capitalized interest.

In addition, included in “other assets” in the Company’s condensed consolidated statements of financial condition as of June 30, 2016 and December 31, 2015 was $15.5  million and $16.3 million, respectively, of inventory held at Renin Holdings, LLC (“Renin”) and BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), subsidiaries of BBX Capital.

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

The following table presents real estate held-for-sale at BBX Capital grouped in the following classifications (in thousands):

	As of
	June 30, 2016	December 31, 2015
Real estate held-for-sale
Land	$25,678	25,994
Rental properties	1,748	17,162
Residential single-family	5,404	2,924
Other	24	258
Total real estate held-for-sale	$32,854	46,338

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of
	June 30, 2016	December 31, 2015
Real estate held-for-investment
Land	$29,146	30,369
Other	900	921
Total real estate held-for-investment	$30,046	31,290

The amount of interest capitalized to land held-for-investment associated with real estate development improvements for the three and six months ended June 30, 2015 was $245,000 and $431,000, respectively.  There was no interest capitalized to land held-for-investment for the three and six months ended June 30, 2016.

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and six months ended June 30, 2016 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2016
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$46,165	32,838	46,338	31,290
Acquired through foreclosure	2,837	-	3,663	-
Transfers	3,040	(3,040)	3,040	(3,040)
Transfers to property and equipment	(6,557)	-	(6,557)	-
Improvements	56	258	225	1,816
Accumulated depreciation	-	(10)	-	(20)
Sales	(10,231)	-	(11,107)	-
Impairments, net	(2,456)	-	(2,748)	-
End of period, net	$32,854	30,046	32,854	30,046

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and six months ended June 30, 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2015
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$39,763	84,297	41,733	76,552
Acquired through foreclosure	271	-	2,427	-
Transfers	4,599	(4,599)	3,572	(3,572)
Purchases	10,667	-	10,667	-
Improvements	-	4,464	-	11,488
Accumulated depreciation	-	(164)	-	(245)
Sales	(16,453)	-	(19,405)	-
Impairments, net	(221)	(24)	(368)	(249)
End of period, net	$38,626	83,974	38,626	83,974

Gains or losses on sales of real estate are presented as “other revenue” in the Company’s condensed consolidated statement of operations.

The following table presents the real estate held-for-sale valuation allowance activity for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning of period	$4,570	2,417	4,400	2,940
Transfer to held-for-investment	-	-	-	(93)
Impairments, net (1)	2,456	151	2,748	298
Sales	(109)	(36)	(231)	(613)
End of period	$6,917	2,532	6,917	2,532

(1)  Tax certificate impairments are not included.

9.     Debt

Notes Payable and Other Borrowings

BFC Financial

During July 2015, BFC entered into a Loan and Security Agreement and related agreements, including a Pledge Agreement (as amended in March 2016), with Stifel Bank & Trust, which allows for borrowings by the Company of up to $10.0 million on a revolving basis. Amounts borrowed under the facility will accrue interest at the lender’s prime rate plus 5.0% or one-month LIBOR plus 7.5%, at the option of the Company upon a drawdown of the facility. Payments of interest for prime rate advances are payable quarterly in arrears and for LIBOR advances are payable at the end of each one-month LIBOR interest period. Additional fees include an annual 0.5% fee on any unused portion of the facility. Borrowings under the facility will be secured by shares of Class A Common Stock of BBX Capital held by BFC in an amount such that the principal balance outstanding under the facility will not exceed 40% of the fair market value of the pledged BBX Capital shares based on the closing price of BBX Capital’s Class A Common Stock on the New York Stock Exchange. As of June 30, 2016, BFC had not drawn down any borrowings under the Loan and Security Agreement.

Bluegreen and BBX Capital

Financial data related to lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable facilities) and of BBX Capital was as follows as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016				December 31, 2015
				Carrying				Carrying
				Amount of				Amount of
	Debt		Interest	Pledged	Debt		Interest	Pledged
	Balance		Rate	Assets	Balance		Rate	Assets
Bluegreen:
2013 Notes Payable	$55,500		8.05%	28,876	58,500		8.05%	30,411
Pacific Western Term Loan	2,376		5.70%	9,223	3,791		5.68%	10,868
Fifth Third Bank Note	4,449		3.50%	9,246	4,572		3.50%	9,336
NBA Line of Credit	5,335		5.50%	21,137	9,721		5.50%	24,246
Fifth Third Syndicated Line of Credit	25,000		3.21%	46,534	25,000		3.11%	54,312
Unamortized debt issuance costs	(1,854)		-	-	(1,975)		-	-
Total Bluegreen	$90,806	$		$115,016	$99,609	$		$129,173

BBX Capital:
Wells Fargo Capital Finance	$8,598		(1)	(2)	$8,071		$(1)	(2)
Anastasia Note	5,376		5.00%	(2)	5,330		5.00%	(2)
Iberia Line of Credit	5,000		3.22%	(2)	4,997		3.18%	(2)
Centennial Bank - Hoffman's	1,596		5.25%	$2,069	1,613		5.25%	$2,094
Centennial Bank - Kencraft	995		2.35%	995	995		2.35%	995
Other	412		5.83%	-	415		5.82%	-
Unamortized debt issuance costs	(30)				(36)
Total BBX Capital	$21,947				$21,385

Total Notes Payable	$112,753				$120,994

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

Bluegreen

There were no new debt issuances or significant changes related to Bluegreen’s non-receivable-backed notes payable or lines of credit during the six months ended June 30, 2016.

BBX Capital

There were no new debt issuances or significant changes related to BBX Capital’s lines of credit or notes payable during the six months ended June 30, 2016. However, in February 2016, BBX Capital executed Addendum No. 1 to the Iberiabank Loan and Security Agreement.  The addendum replaced the debt service coverage financial covenant in this $5.0 million line of credit with a working capital to debt ratio financial covenant.

As of June 30, 2016, BBX Capital was in compliance with all financial debt covenants under its debt instruments.

Receivable-Backed Notes Payable

Financial data related to Bluegreen’s receivable-backed notes payable facilities was as follows as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$25,364	4.00%	$31,806	$46,547	4.00%	$56,815
NBA Receivables Facility	19,949	4.00 - 4.50%	24,281	24,860	4.00 - 4.50%	29,947
Pacific Western Facility	16,332	4.97%	22,625	18,481	4.93%	23,596
Total	$61,645		$78,712	$89,888		$110,358

Non-recourse receivable-backed
notes payable:
BB&T/DZ Purchase Facility	$9,086	3.37%	$13,053	$38,228	3.33%	$50,224
Quorum Purchase Facility	29,139	4.75-6.90%	32,885	28,500	4.75-6.90%	32,303
2007 Term Securitization	-	-	-	17,642	7.32%	18,720
2008 Term Securitization	-	-	-	7,227	7.88%	7,726
2010 Term Securitization	18,646	5.54%	21,429	24,074	5.54%	28,159
2012 Term Securitization	38,378	2.94%	41,853	44,603	2.94%	49,091
2013 Term Securitization	55,079	3.20%	57,943	62,670	3.20%	66,020
2015 Term Securitization	84,897	3.02%	88,751	95,985	3.02%	100,142
2016 Term Securitization	123,243	3.35%	132,273	-	-	-
Unamortized debt issuance costs	(6,017)	-	-	(4,905)	-	-
Total	$352,451		$388,187	$314,024		$352,385
Total receivable-backed debt	$414,096		$466,899	$403,912		$462,743

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during the six months ended June 30, 2016 were as follows:

Liberty Bank Facility.  In March 2016, Bluegreen repaid $24.2 million, including accrued interest, under the facility in connection with the 2016 Term Securitization described below.

BB&T/DZ Purchase Facility.  All amounts outstanding under the facility were repaid in March 2016 in connection with the 2016 Term Securitization described below.

2007 Term Securitization.  In March 2016, Bluegreen repaid in full the notes payable issued as part of the 2007 Term Securitization with the issuance of the 2016 Term Securitization described below.  Accordingly, Bluegreen wrote off the related unamortized debt issuance costs of $0.3 million during the first quarter of 2016.

2008 Term Securitization.    In April 2016, Bluegreen repaid in full the notes payable issued as part of the 2008 Term Securitization with the issuance of the 2016 Term Securitization described below.  Accordingly, Bluegreen wrote off the related unamortized debt issuance costs of $0.2 million during the second quarter of 2016.

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

The amount of the timeshare receivables sold to BXG Receivable Note Trust 2016 (the “2016 Trust”) was $145.0 million, $122.3 million of which was sold to the 2016 Trust at closing, $8.7 million of which was subsequently sold to the 2016 Trust during the three months ended March 31, 2016, and $14.0 million of which was sold to the 2016 Trust during the three months ended June 30, 2016.  The gross proceeds of such sales to the 2016 Trust were $130.5 million.  A portion of the proceeds were used to: repay the BB&T/DZ Purchase Facility a total of $49.0 million, representing all amounts outstanding under the facility (including accrued interest); repay $24.2 million under the Liberty Bank Facility, which includes accrued interest; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2016 Term Securitization, Bluegreen, as servicer, funded $11.3 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2007-A, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization.  In April 2016, Bluegreen, as servicer, funded $6.1 million in connection with the servicer redemption of the notes related to the BXG Receivables Note Trust 2008-A, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization.  The remainder of the net proceeds from the 2016 Term Securitization of $36.0 million is expected to be used by Bluegreen for general corporate purposes.

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

See Note 13 to the Consolidated Financial Statements included in the 2015 Annual Report for additional information with respect to Bluegreen’s receivable backed notes payable facilities.

As of June 30, 2016, Bluegreen was in compliance with all financial debt covenants under its debt instruments.

Junior Subordinated Debentures

Woodbridge and Bluegreen Junior Subordinated Debentures

Woodbridge and Bluegreen have each formed statutory business trusts which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. These trusts are variable interest entities in which Woodbridge and Bluegreen, respectively, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these business trusts; instead, the trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. During the six months ended June 30, 2016, there were no significant changes related to Woodbridge’s $83.3 million of junior subordinated debentures (net of $1.8 million of unamortized debt issuance costs) or Bluegreen’s  $68.2 million of junior subordinated debentures (net of $40.2 million of purchase accounting adjustments and unamortized debt issuance costs).

10.    Income Taxes

Prior to May 1, 2015, BFC, BBX Capital and Bluegreen filed separate tax returns with the Internal Revenue Service and maintained a valuation allowance against certain deferred tax assets. As a result of the increase in BFC’s ownership interest in BBX Capital in connection with the purchase of additional shares of BBX Capital’s Class A Common Stock during April 2015, BFC now files a consolidated group tax return which includes the operations of BBX Capital, Woodbridge and Bluegreen. During the quarter ended June 30, 2015, BFC evaluated positive and negative evidence available,  including the ability to file a consolidated return with BBX Capital, Woodbridge and Bluegreen, the expected future reversal of existing taxable temporary differences, and expected future taxable income (primarily of Bluegreen) exclusive of reversing temporary differences and carry forwards.  Based on such evaluation, BFC determined that it was more likely than not that it would be able to realize certain deferred tax assets against which it had previously carried a valuation allowance.  As a result, in consideration of the expected realization of deferred tax assets, BFC released a portion of its valuation allowance and recognized a $92.3 million benefit for income taxes for the three and six months ended June 30, 2015.

Provision for Income Taxes

BFC’s combined estimated annual effective income tax rate was approximately 47.4% for the six months ended June 30, 2016. BFC’s effective tax rate was applied to income before income taxes reduced by net income attributable to noncontrolling interests for joint ventures taxed as partnerships.  The estimated annual effective tax rate was higher than the U.S. federal statutory rate primarily due to state income taxes and non-deductible expenses.

For the period from January 1, 2015 through April 30, 2015, BFC’s effective income tax rate was 39%.  During this period, the estimated annual effective tax rates were based upon Bluegreen’s separate estimated annual effective tax rate as BFC, BBX Capital and Bluegreen filed separate tax returns.  For the two months ended June 30, 2015, as a result of the change in the consolidated tax status of the Company, the combined annual effective tax rate was estimated at 4%, which takes into account the tax benefit arising from the release of a portion of BFC’s deferred tax asset valuation allowance discussed above.

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

11.    Commitments and Contingencies

BFC, Wholly-Owned Subsidiaries, and Woodbridge (Parent Company)

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for amounts in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of December 31, 2015,  BFC accrued $0.1 million related to the Woodbridge appraisal rights litigation described in the 2015 Annual Report, which amount was paid during the three months ended March 31, 2016.  There are no reserves accrued for by the Company with respect to legal proceedings as of June 30, 2016.

Liabilities arising from pending litigation matters discussed herein,  in excess of the amounts currently accrued, if any, are not expected to have a material impact on BFC’s financial statements. However, due to the significant uncertainties involved in legal matters, losses in excess of amounts accrued, if any, may be incurred and could be material to BFC’s financial statements.

Bluegreen

In the ordinary course of business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or Bluegreen’s other business activities.  Bluegreen is also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold by Bluegreen on May 4, 2012.  Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.  From time to time in the ordinary course of business, Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney General.  Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise.  Unless otherwise described herein, Bluegreen believes that these claims are proceedings incidental to and in the ordinary course of its business.

Reserves are accrued for matters in which Bluegreen’s management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  Bluegreen’s management does not believe that the aggregate liability relating to known contingencies in excess of the aggregate amounts accrued will have a material impact on its results of operations or financial condition.  However, litigation is inherently uncertain.  The actual costs of resolving legal claims may be substantially higher than the amounts accrued for these claims and may have a material adverse impact on Bluegreen’s and BFC’s results of operations or financial condition.

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

BBX Capital

BBX Capital and its consolidated subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities.   Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation and the ultimate resolution are uncertain and inherently difficult to predict.

BBX Capital accrues reserves for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.    There were no reserves by BBX Capital for legal matters accrued as of June 30, 2016.

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

The SEC sought a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company, (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.   On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015.  As a result of the court’s decision, on December 23, 2015, Mr. Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC. The court also imposed monetary penalties against BBX Capital in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.  BBX Capital and Mr. Levan appealed the final judgment to the Eleventh Circuit Court of Appeals and an argument was heard by the Court on June 15, 2016.  As of the date of this report, the Court has not ruled on the appeal.

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

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of June 30, 2016.

•

In July 2014, BBX Capital entered into the Hialeah Communities joint venture with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida.  BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan as part of a $31.0 million acquisition and development loan.  In March 2016, the loan was modified reducing the loan balance from $31.0 million to $26.5 million.  BBX Capital is a guarantor of up to $7.5 million of the joint venture’s $26.5 million acquisition and development loan.

•	BBX Capital is a guarantor on a $5.5 million note payable of Anastasia owed to the seller. The Anastasia note payable is also secured by the common stock of Anastasia.

•

On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements, with Iberiabank, which provides for borrowings of up to $5.0 million on a revolving basis.  The outstanding balance of the Iberiabank facility was $5.0 million as of June 30, 2016. In February 2016, BBX Capital executed Addendum No. 1 to the Iberiabank Loan and Security Agreement.  The addendum replaced the debt service coverage financial covenant with a working capital to debt ratio financial covenant.  The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital.  BBX Sweet Holdings was in compliance with the debt financial covenants as of June 30, 2016.

•	BBX Sweet Holdings and BBX Capital are guarantors of a $1.6 million note payable of Hoffman’s owed to Centennial Bank. This note is secured by $2.1 million of properties and equipment.

•	In connection with the Kencraft acquisition, BBX Sweet Holdings issued a $400,000 note payable maturing on April 1, 2017 to the seller. BBX Capital is the guarantor on this note payable.

12.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at June 30, 2016 and December 31, 2015 (in thousands):

	As of
	June 30,	December 31,
	2016	2015
BBX Capital	$62,887	62,728
Joint ventures and other	48,059	43,352
Total noncontrolling interests	$110,946	106,080

The following table summarizes the income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

BBX Capital	$(409)	1,342	(468)	1,845
Joint ventures and other	2,836	4,975	4,766	7,758
Net income attributable to noncontrolling interests	$2,427	6,317	4,298	9,603

13.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s former Chairman, Chief Executive Officer and President, and John E. Abdo, who serves as Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately  76% of the Company’s total voting power.  Mr. Abdo is Vice Chairman of BBX Capital.  In addition, Mr. Abdo became Acting Chairman of Bluegreen during December 2015 following Mr. Alan Levan’s resignation from such position after previously serving as Bluegreen’s Vice Chairman. In December 2015, Mr. Alan Levan resigned as Chairman, Chief Executive Officer and President of the Company, as Chairman and Chief Executive Officer of BBX Capital and as Chairman of Bluegreen.  Jarett S. Levan, Executive Vice President of BFC and President of BBX Capital and son of Alan B. Levan, was appointed Acting Chairman of the Board, Chief Executive Officer and President of the Company and Acting Chairman and Chief Executive Officer of BBX Capital upon Mr. Alan Levan’s resignation from such positions.  Further, Seth M. Wise, an executive officer and director of the Company, and Raymond S. Lopez, an executive officer of the Company, are each executive officers of BBX Capital. The Company and BBX Capital own 54% and 46%, respectively, of the outstanding equity interests in Woodbridge, which is the sole shareholder of Bluegreen.

On May 8, 2015, BFC, BBX Capital, Woodbridge, Bluegreen and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal income tax returns.  The parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  Bluegreen paid BFC $13.8 million and $5.0 million during the six months ended June 30, 2016 and 2015, respectively, pursuant to the agreement.

For the three and six months ended June 30, 2016 and 2015, the Company paid Abdo Companies, Inc. approximately $76,000 and $153,000, respectively, for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Certain of BFC’s affiliates, including its executive officers, have independently made investments with their own funds in in investments that BFC has sponsored and in which BFC holds investments.

See also Note 1 for a description of the Merger Agreement entered into during July 2016 which provides for the merger of BBX Capital with and into a wholly owned subsidiary of BFC.

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

The Company currently reports its results of operations through two reportable segments: Bluegreen and BBX Capital.  Included in “Other” are BFC’s corporate overhead, selling, general and administrative expenses and the expenses of Woodbridge unrelated to Bluegreen, including Woodbridge’s selling, general and administrative expenses and interest expense associated with Woodbridge’s junior subordinated debentures.

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

BBX Capital

BBX Capital is involved in the acquisition, ownership and management of investments in real estate and real estate development projects, as well as investments in operating businesses. The BBX Capital reportable segment consists of the activities associated with managing the commercial loan portfolio, real estate properties and portfolio of charged off loans retained by BBX Capital as part of its sale of BankAtlantic to BB&T, as well as the activities of Renin and BBX Sweet Holdings. BBX Capital also holds a 46% equity interest in Woodbridge, which owns 100% of Bluegreen.  BBX Capital’s earnings attributable to its interest in Woodbridge are eliminated in consolidation.

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2016 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other (1)	Eliminations	Total
Revenues:
Sales of VOIs	$68,542	-	-	-	68,542
Fee-based sales commission revenue	54,188	-	-	-	54,188
Other fee-based services revenue	26,056	-	-	-	26,056
Trade sales	-	21,250	-	-	21,250
Interest income	22,237	913	-	(2,000)	21,150
Other revenue	-	1,876	-	(97)	1,779
Total revenues	171,023	24,039	-	(2,097)	192,965

Costs and Expenses:
Cost of sales of VOIs	9,666	-	-	-	9,666
Cost of other fee-based services	16,577	-	-	-	16,577
Cost of trade sales	-	18,959	-	-	18,959
Interest expense	8,378	27	3,333	(2,000)	9,738
Recoveries from loan losses	-	(6,287)	-	-	(6,287)
Asset impairments	-	1,759	-	-	1,759
Selling, general and administrative expenses	115,359	18,479	8,639	(273)	142,204
Total costs and expenses	149,980	32,937	11,972	(2,273)	192,616

Equity in earnings of Woodbridge Holdings, LLC	-	5,059	-	(5,059)	-
Equity in net earnings of unconsolidated real
estate joint ventures	-	1,655	154	(154)	1,655
Foreign exchange gain	-	110	-	-	110
Other (loss) income	(48)	-	398	(161)	189
Income (loss) before income taxes	20,995	(2,074)	(11,420)	(5,198)	2,303
(Provision) benefit for income taxes	(7,030)	-	771	6,627	368
Net income (loss)	13,965	(2,074)	(10,649)	1,429	2,671
Less: Net income attributable to
noncontrolling interests	2,866	112	-	(551)	2,427
Net income (loss) attributable to BFC	$11,099	(2,186)	(10,649)	1,980	244

Total assets	$1,121,633	390,465	394,568	(521,824)	1,384,842

(1)	Includes interest expense associated with Woodbridge’s trust preferred securities (“TruPs”), corporate overhead of BFC and Woodbridge, and BFC’s other income.

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2015 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other (1)	Eliminations	Total
Revenues:
Sales of VOIs	$59,732	-	-	-	59,732
Fee-based sales commission	47,974	-	-	-	47,974
Other fee-based services revenue	24,948	-	-	-	24,948
Trade sales	-	19,583	-	-	19,583
Interest income	21,420	2,090	-	(1,622)	21,888
Other revenue	-	16,942	-	(96)	16,846
Total revenues	154,074	38,615	-	(1,718)	190,971

Costs and Expenses:
Cost of sales of VOIs	7,381	-	-	-	7,381
Cost of other fee-based services	16,748	-	-	-	16,748
Cost of trade sales	-	14,195	-	-	14,195
Interest expense	8,829	31	2,812	(1,769)	9,903
Recoveries from loan losses	-	(6,608)	-	-	(6,608)
Recoveries on assets	-	(810)	-	-	(810)
Litigation settlement	-	-	36,500	-	36,500
Selling, general and administrative	94,270	15,320	4,957	(251)	114,296
Total costs and expenses	127,228	22,128	44,269	(2,020)	191,605

Equity in losses of Woodbridge Holdings, LLC	-	(10,168)	-	10,168	-
Equity in net losses of unconsolidated
real estate joint ventures	-	(291)	(125)	125	(291)
Foreign exchange gain	-	70	-	-	70
Other income	948	-	626	(460)	1,114

Income (loss) before income taxes	27,794	6,098	(43,768)	10,135	259
(Provision) benefit for income taxes	(9,921)	222	75,471	24,581	90,353
Net income	17,873	6,320	31,703	34,716	90,612
Less: Net income attributable to
noncontrolling interests	2,825	2,182	-	1,310	6,317
Net income attributable to BFC	$15,048	4,138	$31,703	33,406	84,295

Total assets	$1,079,828	388,625	372,544	(486,494)	1,354,503

(1)	Includes interest expense associated with Woodbridge’s TruPs, corporate overhead of BFC and Woodbridge, and BFC’s other income.

The table below sets forth the Company’s segment information for the six months ended June 30, 2016 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other (1)	Eliminations	Total
Revenues:
Sales of VOIs	$124,912	-	-	-	124,912
Fee-based sales commission revenue	94,335	-	-	-	94,335
Other fee-based services revenue	51,611	-	-	-	51,611
Trade sales	-	42,212	-	-	42,212
Interest income	44,233	1,980	-	(4,000)	42,213
Other revenue	-	3,519	-	(198)	3,321
Total revenues	315,091	47,711	-	(4,198)	358,604

Costs and Expenses:
Cost of sales of VOIs	13,582	-	-	-	13,582
Cost of other fee-based services	31,587	-	-	-	31,587
Cost of trade sales	-	34,006	-	-	34,006
Interest expense	16,052	128	6,625	(4,000)	18,805
Recoveries from loan losses	-	(8,035)	-	-	(8,035)
Asset impairments	-	1,722	-	-	1,722
Selling, general and administrative expenses	205,534	35,701	13,521	(497)	254,259
Total costs and expenses	266,755	63,522	20,146	(4,497)	345,926

Equity in earnings of Woodbridge Holdings, LLC	-	11,794	-	(11,794)	-
Equity in net earnings of unconsolidated real
estate joint ventures	-	1,313	154	(154)	1,313
Foreign exchange gain	-	320	-	-	320
Other income	86	-	665	(299)	452
Income (loss) before income taxes	48,422	(2,384)	(19,327)	(11,948)	14,763
(Provision) benefit for income taxes	(16,875)	-	771	11,365	(4,739)
Net income (loss)	31,547	(2,384)	(18,556)	(583)	10,024
Less: Net income attributable to
noncontrolling interests	4,803	115	-	(620)	4,298
Net income (loss) attributable to BFC	$26,744	(2,499)	(18,556)	37	5,726

(1)	Includes interest expense associated with Woodbridge’s trust preferred securities (“TruPs”), corporate overhead of BFC and Woodbridge, and BFC’s other income.

The table below sets forth the Company’s segment information for the six months ended June 30, 2015 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other (1)	Eliminations	Total
Revenues:
Sales of VOIs	$112,914	-	-	-	112,914
Fee-based sales commission	80,574	-	-	-	80,574
Other fee-based services revenue	48,701	-	-	-	48,701
Trade sales	-	39,118	-	-	39,118
Interest income	40,315	2,908	-	(1,622)	41,601
Other revenue	-	18,298	-	(195)	18,103
Total revenues	282,504	60,324	-	(1,817)	341,011

Costs and Expenses:
Cost of sales of VOIs	12,247	-	-	-	12,247
Cost of other fee-based services	31,549	-	-	-	31,549
Cost of trade sales	-	28,030	-	-	28,030
Interest expense	18,269	188	3,982	(1,916)	20,523
Recoveries from loan losses	-	(10,429)	-	-	(10,429)
Recoveries on assets	-	(1,873)	-	-	(1,873)
Litigation settlement	-	-	36,500	-	36,500
Selling, general and administrative	169,828	32,071	10,256	(510)	211,645
Total costs and expenses	231,893	47,987	50,738	(2,426)	328,192

Equity in losses of Woodbridge Holdings, LLC	-	(4,365)	-	4,365	-
Equity in net losses of unconsolidated
real estate joint ventures	-	(595)	(125)	125	(595)
Foreign exchange loss	-	(399)	-	-	(399)
Other income	1,839	-	986	(610)	2,215

Income (loss) before income taxes	52,450	6,978	(49,877)	4,489	14,040
(Provision) benefit for income taxes	(18,527)	219	75,471	24,581	81,744
Net income	33,923	7,197	25,594	29,070	95,784
Less: Net income attributable to
noncontrolling interests	5,611	2,025	-	1,967	9,603
Net income attributable to BFC	$28,312	5,172	$25,594	27,103	86,181

(1)	Includes interest expense associated with Woodbridge’s trust preferred securities (“TruPs”), corporate overhead of BFC and Woodbridge, and BFC’s other income.

15.    Fair Value Measurement

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of June 30, 2016 or December 31, 2015.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2016 (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted prices in	Significant		Total
	Amount	Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2016	(Level 1)	(Level 2)	(Level 3)	June 30, 2016
Loans measured for
impairment using the fair value
of the underlying collateral	$5,703	-	-	5,703	93

Impaired real estate held-for-sale	4,432	-	-	4,432	2,456
Total	$10,135	-	-	10,135	2,549

(1)	Total impairments represent the amount of losses recognized during the six months ended June 30, 2016 on assets that were held and measured at fair value as of June 30, 2016.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis as of June 30, 2016 is as follows (Fair Value in thousands):

As of June 30, 2016	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$5,703	Collateral	Value less Cost to Sell	$0.2 - $0.7 million ($0.4 million)

Impaired real estate		Fair Value of
held-for-sale	4,432	Property	Asset Purchase Agreements	$0.3 - $1.5 million ($0.8 million)
Total	$10,135

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate amounts by the number of loans or real estate properties.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2015 (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted prices in	Significant		Total
	Amount	Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	June 30, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$110	-	-	110	117
Impaired real estate held-for-sale
and held-for-investment	2,525	-	-	2,525	522
Total	$2,635	-	-	2,635	639

(1)	Total impairments represent the amount of losses recognized during the six months ended June 30, 2015 on assets that were held and measured at fair value as of June 30, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis as of June 30, 2015 was as follows (Fair Value in thousands):

As of June 30, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for impairment			Discount Rates and
using the fair value of the		Fair Value of	Appraised Value
underlying collateral	$110	Collateral	less Cost to Sell	$0.3 million ($0.3 million)

Impaired real estate held-for-		Fair Value of	Discount Rates and Appraised
sale and held-for-investment	2,525	Property	Value less Cost to Sell	$0.2 - $1.0 million ($0.5 million)
Total	$2,635

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no significant liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of June 30, 2016 or December 31, 2015.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of BBX Capital’s loans are collateral dependent.  The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values.  BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans and broker price opinions to assist in measuring homogenous impaired loans. The appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral.  However, the appraiser uses professional judgment in determining the fair value of the collateral, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date.  When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal. As a consequence, the calculation of the fair value of the collateral is considered a Level 3 input.  BBX Capital generally recognizes impairment losses based on third party broker price opinions when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values.  The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments as of June 30, 2016 and December 31, 2015 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	June 30,	June 30,	Assets	Inputs	Inputs
	2016	2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$270,933	270,933	270,933	-	-
Restricted cash	58,388	58,388	58,388	-	-
Loans receivable including loans held-
for-sale, net	34,218	44,067	-	-	44,067
Notes receivable, net	417,820	530,000	-	-	530,000
Notes receivable from preferred shareholders (1)	5,000	4,500	-	-	4,500

Financial liabilities:
Receivable-backed notes payable	$414,096	419,900	-	-	419,900
Notes and mortgage notes payable and
other borrowings	112,753	116,992	-	-	116,992
Junior subordinated debentures	151,532	106,500	-	-	106,500
Shares subject to mandatory redemption	13,303	11,900	-	-	11,900

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$198,905	198,905	198,905	-	-
Restricted cash	59,365	59,365	59,365	-	-
Loans receivable including loans held-
for-sale, net	55,389	63,668	-	-	63,668
Notes receivable, net	415,598	495,000	-	-	495,000
Notes receivable from preferred shareholders (1)	5,063	4,500	-	-	4,500

Financial liabilities:
Receivable-backed notes payable	$403,912	406,600	-	-	406,600
Notes and mortgage notes payable and
other borrowings	120,994	124,456	-	-	124,456
Junior subordinated debentures	150,485	116,500	-	-	116,500
Shares subject to mandatory redemption	13,098	11,900	-	-	11,900

(1)	Notes receivable from preferred shareholders is included in other assets on BFC’s condensed consolidated statements of financial condition as of June 30, 2016 and December 31, 2015.

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

•

risks associated with BFC’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to or make additional investments in its subsidiaries or in joint ventures, or that BFC may not achieve or maintain in the future the benefits anticipated to be realized from such support or additional investments, and the risk that BFC will not be in a position to make new investments or that any investments made will not prove to be advantageous;

•

risks associated with the currently proposed merger between BFC and BBX Capital, including that the merger may not be consummated when expected, on the contemplated terms, or at all, that the potential benefits of the merger may not be realized, and that BFC’s cash position may be materially impacted if a large percentage of BBX Capital’s shareholders elect to receive cash consideration in the merger or by the exercise of appraisal rights in connection with the merger;

•	risks associated with other acquisitions, asset or subsidiary dispositions or other strategic transactions or debt or equity financings which BFC may consider or pursue from time to time;
•

the risk that creditors of BFC’s subsidiaries or other third parties may seek to recover from the subsidiaries’ respective parent companies, including BFC, distributions or dividends made by such subsidiaries or other amounts owed by such subsidiaries to such creditors or third parties;

•

BFC’s shareholders’ interests will be diluted if additional shares of BFC’s common stock are issued, including additional shares of BFC’s Class A Common Stock issuable in connection with the currently proposed merger with BBX Capital, and BFC’s investments in its subsidiaries may be diluted if such subsidiaries issue additional shares of stock to the public or persons other than BFC;

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

•	risks associated with the verdict in the SEC action against BBX Capital and Alan B Levan, BFC’s former Chairman and Chief Executive Officer, and that the verdict may not be reversed on appeal;
•	the risk that BFC may not pay dividends on its Class A Common Stock or Class B Common Stock in the amount anticipated, when anticipated, or at all,
•	the performance of entities in which BFC has made investments may not be profitable or have anticipated results, and;
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
•

Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently and Bluegreen’s marketing expenses may increase, and changes in Bluegreen’s business model and marketing may adversely impact revenue;

•

Bluegreen may not be successful in increasing or expanding its capital-light business relationships or activities, including fee based, sales and marketing activities, just-in-time VOI arrangements, and Secondary Market Sales activities, and such activities may not be profitable, which would have an adverse impact on Bluegreen’s results of operations and financial condition;

•

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if Bluegreen’s customers are not satisfied with Bluegreen or the networks in which Bluegreen participates or Bluegreen’s strategic alliances;

•	The resale market for VOIs could adversely affect Bluegreen’s business;
•

Risk that third party developers who provide VOIs through fee-based services or just-in-time VOI arrangements do not provide VOIs when planned and the risk that the third parties do not fulfill their obligations to Bluegreen or to the POAs that maintain the associated resorts they developed;

•

Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•	Adverse outcomes in legal or other regulatory proceedings could adversely affect Bluegreen’s financial condition and operating results;
•

Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including risks associated with the imposition of additional taxes on its operations and actions taken by regulatory agencies;

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

•	the risk of loan losses and the risks of additional charge-offs, impairments and required increases in BBX Capital’s allowance for loan losses and trade receivables;
•	the risk of loss of significant customers or key personnel in BBX Capital’s operating companies;
•	the risk of losses associated with excess and obsolete inventory and the risks of additional required reserves for lower of cost or market value losses in BBX Capital’s inventory;
•

the adverse impact of and expenses associated with litigation, including the risk that BBX Capital’s insurance carrier seeks to obtain reimbursement of the amounts it previously advanced to BBX Capital in connection with the action brought by the SEC against BBX Capital and Alan B. Levan, BBX Capital’s former Chairman and Chief Executive Officer, that the decision, verdict or remedy ordered by the court in such action will not be reversed on appeal;

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

This document also contains forward looking statements relating to BBX Capital’s investments in real estate developments, either directly or through joint ventures.  These risks include:

•	exposure to downturns in the real estate and housing markets;
•	exposure to risks associated with real estate development activities;
•	risks associated with obtaining necessary zoning and entitlements;
•	risks that BBX Capital’s joint venture partners may not fulfill their obligations and concentration risks associated with entering into numerous joint ventures with one joint venture partner;

•	risk of reliance on third party developers or joint venture partners to complete real estate projects; and
•	risks that the projects will not be developed as anticipated or be profitable.

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by BFC and BBX Capital with the SEC, including those disclosed in the “Risk Factors” section of BFC’s Annual Report on Form 10-K for the year ended December 31, 2015. BFC cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. On an ongoing basis, management evaluates its estimates, including those that relate to the determination of the allowance for loan losses, the estimated future sales value of inventory, the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting, the recovery of the carrying value of real estate inventories, the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of assets and liabilities assumed in the acquisition of a business, the amount of deferred tax valuation allowance, accounting for uncertain tax positions, the estimate of contingent liabilities related to litigation and other claims and assessments, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) revenue recognition and inventory cost allocation; (ii) the carrying value of completed VOI inventory; (iii) the carrying value of VOIs held for and under development; (iv) the allowance for credit and loan losses, including with respect to notes receivable secured by VOIs; (v) the impairment of long-lived assets, including intangible assets; and (vi) the valuation of Bluegreen’s notes receivable which for accounting purposes were treated as having been acquired by BFC during 2009 in connection with our purchase of additional shares of Bluegreen’s common stock at that time.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially and adversely impacted.

New Accounting Pronouncements

See Note 1 included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.

Overview

BFC is a holding company whose principal holdings include its investment in BBX Capital and a direct 54% equity interest in Woodbridge. Woodbridge owns 100% of Bluegreen. BBX Capital owns the remaining 46% equity interest in Woodbridge.  BFC currently has an approximately 81% equity interest and 90% voting interest in BBX Capital.

As of June 30, 2016, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $385.0  million.  Net income attributable to BFC for the three and six months ended June 30, 2016 was approximately $0.2  million and $5.7 million, respectively.

BFC and BBX Capital entered into a definitive merger agreement in July 2016 which provides for the merger of BBX Capital with and into a wholly owned subsidiary of BFC.  See Note 1  included under Item 1 of this report for additional information regarding the merger agreement.

We currently report the results of our business activities through two segments:  Bluegreen and BBX Capital.  Our consolidated results of operations also include the results and expenses of BFC and Woodbridge, in each case at its parent company level, all of which are included as “Other”.

Summary of Consolidated Results of Operations

Information regarding net income attributable to BFC by segment for the three and six months ended June 30, 2016 and 2015 is set forth in the table below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change

Income from Bluegreen	$20,995	27,794	(6,799)	48,422	52,450	(4,028)
(Loss) income from BBX Capital	(2,074)	6,098	(8,172)	(2,384)	6,978	(9,362)
Loss from Other	(11,420)	(43,768)	32,348	(19,327)	(49,877)	30,550
Eliminations	(5,198)	10,135	(15,333)	(11,948)	4,489	(16,437)
Income before income taxes	2,303	259	2,044	14,763	14,040	723
Benefit (provision) for income taxes	368	90,353	(89,985)	(4,739)	81,744	(86,483)
Net income	2,671	90,612	(87,941)	10,024	95,784	(85,760)
Less: Net income attributable to noncontrolling interests	(2,427)	(6,317)	3,890	(4,298)	(9,603)	5,305
Net income attributable to BFC	$244	84,295	(84,051)	5,726	86,181	(80,455)

Bluegreen Segment

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

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, which it refers to as its “capital-light” business strategy, involving activities that typically do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs under Bluegreen’s traditional vacation ownership business. Bluegreen believes its capital-light business strategy enables it to leverage its expertise and existing infrastructure in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties.  Bluegreen’s strategy is for its capital-light business activities to become an increasing portion of its business over time; however, these efforts may not be successful. As of June 30, 2016, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements

Bluegreen offers sales and marketing services to third-party developers for a fee.  Under these arrangements, Bluegreen sells third-party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis.  Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus an operating profit.  Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements. However, Bluegreen is at risk that such third party developers do not meet their obligations to Bluegreen or the POAs. Notes receivable originated in connection with Bluegreen’s sale of third party VOIs under commission-based arrangements are held by the third party developer and in certain cases are serviced by Bluegreen for a fee.  Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales.”

Just-In-Time Inventory Acquisition Arrangements

Bluegreen enters into agreements with third-party developers that allow Bluegreen to buy VOI inventory from time to time in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Bluegreen typically enters into such arrangements on a non-committed basis, although Bluegreen may enter into committed arrangements under certain circumstances. Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects. However, Bluegreen is at risk that such third party developers do not meet their obligations to Bluegreen or the POAs.  Unlike FBS Sales, receivables originated in connection with sales of just-in-time inventory are held by Bluegreen. Bluegreen refers to sales of inventory acquired through these arrangements as “Just-In-Time Sales.”

Secondary Market Arrangements

Bluegreen acquires VOI inventory from POAs and other third parties on a non-committed basis, in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults, and are generally acquired by Bluegreen at a significant discount.  Bluegreen refers to sales of inventory acquired through these arrangements as “Secondary Market Sales.”

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs.  In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative services.  As of June 30, 2016, Bluegreen provided management services to  47 timeshare resort properties and hotels.  Other fee-based services also include the processing of sales of VOIs through Bluegreen’s wholly-owned title company, which earns title fees in connection with the closing of the VOI transactions.

Bluegreen also generates fee-based income by providing construction, design and management services, and mortgage servicing.

During the three months ended June 30, 2016:

•	Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $28.7 million compared to $18.2 million during the same period in 2015.

•

Bluegreen earned net income of $14.0 million compared to $17.9 million during the same period in 2015.  Bluegreen’s net income for the three months ended June 30, 2016 was impacted by special bonuses totalling $10.0 million paid to certain Bluegreen employees.

•

System-wide sales of VOIs which include sales of traditional inventory, Secondary Market Sales, FBS Sales, and Just-In-Time Sales were $159.7 million compared to $139.9 million during the same period in 2015.

•

Bluegreen sold $77.6 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $54.2 million in connection with those sales. During the same period in 2015, Bluegreen sold $70.9 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $48.0 million in connection with those sales.  In addition, Bluegreen sold $21.4 million of inventory under Just-In-Time Sales arrangements, gross of equity trade allowances, during the second quarter of 2016 compared to $15.9 million during the same period in 2015.

•	Bluegreen sold $26.8 million of inventory under Secondary Market Arrangements, gross of equity trade allowances, compared to $24.2 million during the same period in 2015.

•

Bluegreen’s estimated uncollectible VOI notes receivable increased as a percentage of gross sales to 16% as compared to 13% for the second quarter of 2015 due to a higher percentage of financed sales during the second quarter of 2016.  In addition, a portion of the increase is a result of external parties discouraging certain borrowers from staying current on their payments.

During the three months ended June 30, 2016 and 2015,  41% and 47%, respectively of Bluegreen’s VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

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

Bluegreen’s notes receivable also include amounts outstanding under Bluegreen Communities’ notes receivable portfolio, which were excluded from Bluegreen’s sale during May 2012 of substantially all of the assets of Bluegreen Communities.

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

Selected information regarding the results of Bluegreen’s operations for the three and six months ended June 30, 2016 and 2015 are set forth below (dollars in thousands):

	For the Three Months Ended June 30,
	2016		2015
	Amount	% of System-wide sales of VOIs, net(10)	Amount	% of System-wide sales of VOIs, net(10)

Traditional VOI sales (1)	$106,124	66%	$86,736	62%
VOI sales-secondary market program(2)	26,763	17%	24,173	17%
Sales of third-party VOIs-commission basis(3)	77,648	49%	70,912	51%
Sales of third-party VOIs-just-in-time basis(4)	21,424	13%	15,883	11%
Less: Equity trade allowance (5)	(72,215)	-45%	(57,830)	-41%
System-wide sales of VOIs, net	159,744	100%	139,874	100%
Less: Sales of third-party VOIs-commission basis	(77,648)	-49%	(70,912)	-51%
Gross sales of VOIs	82,096	51%	68,962	49%
Estimated uncollectible VOI
notes receivable (6)	(13,554)	-17%	(9,230)	-13%
Sales of VOIs	68,542	43%	59,732	43%
Cost of VOIs sold (7)	(9,666)	-14%	(7,381)	-12%
Gross profit (7)	58,876	86%	52,351	88%
Fee-based sales commission revenue (8)	54,188	70%	47,974	68%
Other fee-based services revenue (9)	26,056	16%	24,948	18%
Cost of other fee-based services	(15,210)	-10%	(14,288)	-10%
Net carrying cost of VOI inventory	(1,367)	-1%	(2,460)	-2%
Selling and marketing expenses	(81,483)	-51%	(70,505)	-50%
General and administrative expenses	(33,876)	-21%	(23,765)	-17%
Net interest spread	13,859	9%	12,591	9%
Operating profit	$21,043	13%	$26,846	19%
Other income (expense)	(48)		948
Income before income taxes	$20,995		$27,794

	For the Six Months Ended June 30,
	2016		2015
	Amount	% of System-wide sales of VOIs, net(10)	Amount	% of System-wide sales of VOIs, net(10)

Traditional VOI sales (1)	$209,174	73%	$178,882	72%
VOI sales-secondary market program(2)	61,006	21%	46,791	19%
Sales of third-party VOIs-commission basis(3)	137,704	48%	119,877	48%
Sales of third-party VOIs-just-in-time basis(4)	25,681	9%	22,724	9%
Less: Equity trade allowance (5)	(146,910)	-51%	(119,169)	-48%
System-wide sales of VOIs, net	286,655	100%	249,105	100%
Less: Sales of third-party VOIs-commission basis	(137,704)	-48%	(119,877)	-48%
Gross sales of VOIs	148,951	52%	129,228	52%
Estimated uncollectible VOI
notes receivable (6)	(24,039)	-16%	(16,314)	-13%
Sales of VOIs	124,912	44%	112,914	45%
Cost of VOIs sold (7)	(13,582)	-11%	(12,247)	-11%
Gross profit (7)	111,330	89%	100,667	89%
Fee-based sales commission revenue (8)	94,335	69%	80,574	67%
Other fee-based services revenue (9)	51,611	18%	48,701	20%
Cost of other fee-based services	(28,214)	-10%	(26,739)	-11%
Net carrying cost of VOI inventory	(3,373)	-1%	(4,810)	-2%
Selling and marketing expenses	(147,421)	-51%	(127,165)	-51%
General and administrative expenses	(58,113)	-20%	(42,663)	-17%
Net interest spread	28,181	10%	22,046	9%
Operating profit	$48,336	17%	$50,611	20%
Other income	86		1,839
Income before income taxes	$48,422		$52,450

(1)

Traditional VOI sales represent sales of Bluegreen-owned VOIs acquired or developed by Bluegreen under its traditional VOI business. Traditional VOI sales do not include Secondary Market, Fee-Based Sales, or Just-In-Time sales under Bluegreen’s capital-light business strategy.

(2)

VOI sales-secondary market program are sales of VOI inventory acquired by Bluegreen from POAs and other third parties in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Such VOIs are typically obtained by the POAs through foreclosure and are generally acquired by Bluegreen at a significant discount.

(3)

Sales of third-party VOIs-commission basis are generated when Bluegreen sells third-party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices.  Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus an operating profit.

(4)	Sales of third-party VOIs-just-in-time basis represent sales of VOI inventory purchased from time to time in close proximity to the timing of when Bluegreen intends to sell such VOIs.
(5)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.
(6)

Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs which excludes sales of third-party VOIs – commission basis (and not of system-wide sales of VOIs).

(7)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not of system-wide sales of VOIs).

(8)	Percentages for fee-based sales commission revenue are calculated as a percentage of sales of third-party VOIs-commission basis (and not of system-wide sales of VOIs).
(9)	Other fee-based services revenue is earned from fees for providing management services to the Bluegreen Vacation Club and to certain POAs.
(10)	Unless otherwise indicated in the above footnotes.

Bluegreen– For the three and six months ended June 30, 2016 compared to the same periods in 2015

System-wide sales of VOIs. System-wide sales of VOIs include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  Sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  System-wide sales of VOIs were $159.7 million and $286.7 million during the three and six months ended June 30, 2016, respectively, and $139.9 million and $249.1 million during the three and six months ended June 30, 2015, respectively. The growth in system wide sales during the three and six months ended June 30, 2016, is primarily attributable to an increase of 19% and 21%, respectively, in the number of total prospect tours, which included an increase of 27% and 29%, respectively, in the number of new prospect tours, and an increase of 8% and 7%, respectively, in the average sales price per transaction.  These increases were partially offset by a decrease of 11% and 10%, respectively, in the sale to tour conversion ratio for total prospects and a decrease of 11% and 9%, respectively, in the sale to tour conversion ratio for new prospects.

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

The following table sets forth certain information for contract sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change

Number of sales offices at period-end	23	23	-	23	23	-
Number of active sales arrangements with third-party clients at period-end	12	12	-	12	12	-
Total number of VOI sales transactions	12,736	11,966	6	22,526	20,747	9
Average sales price per transaction	$13,293	$12,325	8	$13,265	$12,390	7
Number of total prospects tours	75,608	63,341	19	131,768	109,144	21
Sale-to-tour conversion ratio– total prospects	16.8%	18.9%	(11)	17.1%	19.0%	(10)
Number of new prospects tours	53,837	42,271	27	90,949	70,468	29
Sale-to-tour conversion ratio– new prospects	13.8%	15.5%	(11)	13.9%	15.2%	(9)
Percentage of sales to existing owners	44.4%	46.2%	(4)	46.7%	49.3%	(5)
Volume per guest	$2,239	$2,328	(4)	$2,268	$2,355	(4)

Sales of VOIs. Sales of VOIs represent sales of Bluegreen-owned VOIs, including traditional VOIs, those obtained on a Just-In-Time basis, and those acquired through Secondary Market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable. In addition to the above-described factors impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.  Sales of VOIs were $68.5 million and $124.9 million during the three and six months ended June 30, 2016, respectively, compared to $59.7 million and $112.9 million during the three and six months ended June 30, 2015, respectively.

Bluegreen sales of VOIs were reduced by $13.6 million and $24.0 million during the three and six months ended June 30, 2016, respectively, and $9.2 million and $16.3 million during the three and six months ended June 30, 2015, respectively, for its estimated future uncollectible notes receivable.  Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans.  In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 17% and 16% during the three and six months ended June 30, 2016, respectively, and 13% during both the three and six months ended June 30, 2015.  The increase in the 2016 period reflects a higher proportion of financed sales as compared to cash sales, as well as the impact of certain equity trade transactions.  In addition, a portion of the increase is a result of external parties discouraging certain borrowers from staying current on their payments.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory. In addition to Bluegreen’s inventory from its traditional timeshare business, Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary Market arrangements in connection with Bluegreen’s capital-light business strategy. Compared to the cost of Bluegreen’s traditional inventory, VOIs acquired in connection with Just-In-Time arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with Secondary Market arrangements typically have a lower cost of sales percentage, as Secondary Market inventory is generally obtained from POAs at a significant discount. During the three months ended June 30, 2016 and 2015, cost of VOIs sold were $9.7 million and $7.4 million, respectively, and represented 14% and 12%, respectively, of sales of VOIs. During the six months ended June 30, 2016 and 2015, cost of VOIs sold were $13.6 million and $12.2 million, respectively, and represented 11% of sales of VOIs for both periods.  Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

Fee-Based Sales Commission Revenue.   During the three months ended June 30, 2016 and 2015, Bluegreen sold $77.6 million and $70.9 million, respectively, of third-party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $54.2 million and $48.0 million, respectively, in connection with those sales.  During the six months ended June 30, 2016 and 2015, Bluegreen sold $137.7 million and $119.9 million, respectively of third party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $94.3 million and $80.6 million, respectively, in connection with those sales. The increases  in sales of third-party developer inventory during the 2016 periods were due primarily to the factors described above related to the increase in system-wide sales of VOIs. In addition, Bluegreen earned an average sales and marketing commission of 70% and 69% during the three and six months ended June 30, 2016, respectively, as compared to 68% and 67% during the three and six months ended June 30, 2015, respectively.  The increase in the second quarter of 2016 included an incentive commission of $1.7 million related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement.

Net Carrying Cost of VOI Inventory.  Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold VOI inventory to the POAs that maintain the resorts.  Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from the Bluegreen sampler programs.  The carrying cost of Bluegreen’s inventory was $4.1  million and $4.8 million during the three months ended June 30, 2016 and 2015, respectively, which was partly offset by rental and sampler revenues of $2.8 million and $2.4 million, respectively. The carrying cost of Bluegreen’s inventory was $8.5  million and $8.9 million during the six months ended June 30, 2016 and 2015, respectively, which was partly offset by rental and sampler revenues of $5.2 million and $4.1 million, respectively. The decrease in carrying costs is a result of Bluegreen’s increased emphasis on its capital-light strategy and an increase in rental revenues partially offset by an increase in maintenance fees related to a newly constructed building at Bluegreen / Big Cedar Vacation’s Paradise Point resort that began sales in November 2015.

Selling and Marketing Expenses.  Selling and marketing expenses were $81.5 million and $147.4 million during the three and six months ended June 30, 2016, respectively, and $70.5 million and $127.2 million during the three and six months ended June 30, 2015, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 51% during the three months ended June 30, 2016 from 50% during the three months ended June 30, 2015 and were 51% during both the six month periods ended June 30, 2016 and June 30, 2015.

Bluegreen uses a variety of methods to attract prospective purchasers of VOIs, including marketing arrangements with various third parties.  Sales of VOIs to prospects and leads generated by one marketing arrangement accounted for approximately 15% of Bluegreen’s VOI sales volume during the three and six months ended June 30, 2016 and 2015.  There can be no guarantee that Bluegreen will be able to maintain, extend, or renew such arrangement or any other marketing arrangements in the future, and a loss of any significant marketing relationships would have a material adverse impact on Bluegreen’s financial condition, including cash position and operating results.

General and Administrative Expenses.  General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $33.9 million and $23.8 million during the three months ended June 30, 2016 and 2015, respectively, and $58.1 million and $42.7 million during the six months ended June 30, 2016 and 2015, respectively.  As a percentage of system-wide sales of VOIs, general and administrative expenses were  21% and 17% during the three months ended June 30, 2016 and 2015, respectively, and 20% and 17% during the six months ended June 30, 2016 and 2015, respectively.  The increase was primarily the result of special bonuses totaling $10.0 million which were paid to Bluegreen’s employees and the Company’s Chief Financial Officer, who was previously an employee of Bluegreen. Other executives at the Company did not participate in the bonus. Revenues from mortgage servicing during the three months ended June 30, 2016 and 2015 of $0.9 million and $0.6 million, respectively, and $1.7 million and $1.2 million during the six months ended June 30, 2016 and 2015, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services Revenue.    Other fee-based services revenue increased 4% and 6% during the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club.  In connection with Bluegreen’s management services, Bluegreen also manages the club reservation system, provides services to owners, and performs billing and collections services to the Bluegreen Vacation Club and certain POAs.  At June 30, 2016 and 2015, Bluegreen managed 47 and 48 timeshare resort properties and hotels, respectively.  Fee-based management services revenues increased during the 2016 periods compared to the 2015 periods, primarily as a result of increases in the number of owners in the Bluegreen Vacation Club.  Additionally, Bluegreen generates revenues from providing title services, its Traveler Plus™ program, and food and beverage and other retail operations.  Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based clients.

Bluegreen intends to continue to pursue its efforts to provide management, title and other services to resort developers and others, on a cash-fee basis.  While Bluegreen’s efforts to do so may not be successful, Bluegreen anticipates that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services.    During both the three and six months ended June 30, 2016, the cost of other fee-based services increased 6% compared to the three and six months ended June 30, 2015.  The increase is primarily due to the higher costs associated with programs to VOI owners.

Net Interest Spread.    Net interest spread was $13.9 million and $12.6 million during the three months ended June 30, 2016 and 2015, respectively, and $28.2 million and $22.0 million during the six months ended June 30, 2016 and 2015, respectively. The increase in net interest spread during the three and six months ended June 30, 2016 is primarily due to additional interest income of $0.4 million and $2.4 million, respectively, recognized by Bluegreen related to the $80.0 million loan made to BFC during April 2015.

Bluegreen’s effective cost of borrowing was 5.4% and 5.5% during the six months ended June 30, 2016 and 2015, respectively.  The decrease was primarily attributable to Bluegreen’s repayment of debt with higher interest rates and obtaining new financing at relatively lower rates.

Other Income/Expense, Net.    Other income, net was immaterial during the three months ended June 30, 2016.  Other income, net was $0.9 million during the three months ended June 30, 2015, and $0.1 million and $1.8 million during the six months ended June 30, 2016 and 2015, respectively.  The decreases in the 2016 periods are mainly the result of the sale of a property management agreement during the first quarter of 2015 for $2.0 million.

BBX Capital Segment

The Company’s condensed consolidated financial statements include the results of operations of BBX Capital. The following discussion relates to BBX Capital, which is one of BFC’s two reportable segments.

BBX Capital Overview

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

BBX Capital Consolidated Results of Operations

BBX Capital primarily conducts its operations through “BBX”,  “Renin” and “Sweet Holdings”.

“BBX” consists of the activities associated with managing the commercial loan portfolio, real estate properties and portfolio of charged off loans retained as part of the sale of BankAtlantic to BB&T and managing BBX Capital’s investment in Woodbridge and investments in real estate joint ventures.

“Renin” consists of the activities of Renin Holdings, LLC and its subsidiaries.  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America. Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi.  BBX Capital owns 81% of Renin and BFC owns the remaining 19%.

“Sweet Holdings” consists of the activities of acquired operating businesses in the candy and confection industry including the activities of Hoffman’s, Jer’s, Williams & Bennett, Helen Grace, Anastasia, Droga and Kencraft.

Income (loss) before provision for income taxes for each of BBX Capital’s businesses was as follows (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2016	2015	Change	2016	2015	Change
BBX	$4,250	7,844	(3,594)	5,491	9,817	(4,326)
Renin	724	167	557	813	(660)	1,473
Sweet Holdings	(7,259)	(2,142)	(5,117)	(9,020)	(2,541)	(6,479)
Adjusting and Reconciling items (1)	211	229	(18)	332	362	(30)
(Loss) income before benefit
for income taxes	(2,074)	6,098	(8,172)	(2,384)	6,978	(9,362)
Benefit for income taxes (2)	-	(222)	222	-	(219)	219
Net (loss) income	$(2,074)	6,320	(8,394)	(2,384)	7,197	(9,581)

(1)	Represents capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in BBX.
(2)	Benefit for income taxes for the three and six months ended June 30, 2015 resulted from acquisition related measurement adjustments.

Summary Results of Operations – BBX

The decrease in BBX’s income before provision for income taxes during the three and six months ended June 30, 2016 compared to the same 2015 periods resulted primarily from lower other revenues associated with gains on the sales of real estate, increase in asset impairments and higher selling, general and administrative expenses. The above reductions in BBX reportable segment’s income were partially offset by an increase in equity in earnings of Woodbridge.

The decrease in other revenues from the gains on the sales of real estate during the three and six months ended June 30, 2016 compared to the same 2015 periods resulted primarily from the sales of two properties located in West Palm Beach, Florida during the three months ended June 30, 2015 for a $15.5 million gain.

Asset impairments increased by $2.6 million and $3.6 million for the three and six months ended June 30, 2016 compared to the same 2015 periods.  The asset impairments resulted primarily from impairments on real estate held for sale properties reflecting updated valuations based on executed sales contracts and reductions in listing prices.

The higher selling and administrative expenses of $1.6 million and $1.0 million for the three and six months ended June 30, 2016 compared to the same 2015 periods were mainly due to higher compensation costs associated with salaries, share based compensation, severance costs and bonuses.  The higher compensation costs for the six months ended June 30, 2016 compared to the same 2015 periods were partially offset by lower professional fees related to legal and accounting fees.

BBX recognized equity in earnings of Woodbridge during the three and six months ended June 30, 2016 of $5.1 million and $11.8 million, respectively, compared to net losses of $10.2 million and $4.4 million during the comparable 2015 periods.  The losses in 2015 were due to an accrual by Woodbridge of a $36.5 million liability in connection with the settlement of the litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen. As BBX has a 46% ownership interest in Woodbridge, the $36.5 million liability reduced BBX’s equity in Woodbridge by $16.8 million for the three and six months ended June 30, 2015.  The remaining activity of Woodbridge’ for the three and six months ended June 30, 2016 and 2015 primarily consisted of the operations of Bluegreen.

Summary Results of Operations – Renin

The improvement in Renin’s income before income taxes for the three and six months ended June 30, 2016 compared to the same 2015 periods resulted primarily from increased trade sales and improvements in the gross margin and gross margin percentage partially offset by higher selling, general and administrative expenses.  Renin’s income before taxes for the six months ended June 30, 2016 compared to the same 2015 period was also favorably impacted by a $719,000 improvement in foreign currency exchange gains.

The increase in trade sales was mainly due to higher sales of barn door and hardware products partially offset by the discontinuation of the wall décor product by a major customer. The improvement in the gross margin percentage resulted primarily from increased sales of higher margin hardware products compared to lower margin wall décor products.

The increase in selling, general and administrative expenses for the three and six months ended June 30, 2016 compared to the same 2015 period resulted primarily from higher compensation expenses associated with hiring new management level employees as well as increased consulting and maintenance expenditures to improve manufacturing efficiencies.

During the six months ended June 30, 2016, Renin recognized a $320,000 foreign exchange gain compared to a foreign exchange loss of $399,000 during the six months ended June 30, 2015.  These foreign exchange gains and losses resulted from valuation changes in the Canadian dollar compared to the U.S. dollar.

Summary Results of Operations – Sweet Holdings

Sweet Holdings revenues are highly seasonal with approximately 40% of its total revenues expected to be recognized in the fourth quarter. It is anticipated that the financial results of the Sweet Holdings will vary significantly on a quarterly basis.  Further, expenses are being incurred at the Sweet Holdings in connection with the opening of additional retail stores and the consolidation of the operations of acquired businesses. It is anticipated that the segment will continue to experience losses as it continues to consolidate operations and expand its retail footprint.

The significant increase in the Sweet Holdings’ loss before benefit for income taxes of $5.1 million and $6.5 million for the three and six months ended June 30, 2016, respectively, compared to the same 2015 periods resulted primarily from inventory write-downs for each of the three and six months ended June 30, 2016 of $3.0 million. Additionally, during the three months ended June 30, 2016, Sweet Holdings closed and relocated a sales office and distribution facilities resulting in $790,000 of long-lived asset impairments and costs to terminate contracts. The remaining increase in the Sweet Holdings segment loss reflects on-going costs to integrate companies acquired during the years ended December 31, 2014 and 2015 and higher compensation expense related to the hiring of industry professionals and employee severance. Also contributing to higher selling, general and administrative expenses were costs associated with Hoffman’s retail store expansion.

Other

BFC’s corporate overhead, selling, general and administrative expenses and the expenses of Woodbridge unrelated to Bluegreen, including Woodbridge’s selling, general and administrative expenses and interest expense associated with Woodbridge’s junior subordinated debentures, are reported as “Other” in the Company’s segment information.  Included in these amounts are the financial results of certain equity investments of BFC and BFC’s shared service operations.

BFC’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, legal, human resources, risk management, investor relations and executive office administration.  BFC’s corporate general and administrative expenses were $8.6 million and $13.5 million for the three and six months ended June 30, 2016, respectively, compared to $5.0 million and $10.3 million for the three and six months ended June 30, 2015, respectively. The increase in corporate general and administrative expenses for the three and six months ended June 30, 2016 compared to the same 2015 periods were primarily the result of increased employee severance costs.  In addition, Woodbridge’s interest expense on its junior subordinated debentures was $1.0 million and $2.0 million for the three and six months ended June 30, 2016, respectively, compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2015, respectively.

Included in “Other” for the three and six months ended June 30, 2015 was a $36.5 million expense in connection with the settlement of the litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen.

Eliminations

Eliminations primarily consist of BBX Capital’s equity earnings related to its investment in Woodbridge of $5.1 million and $11.8 million for the three and six months ended June 30, 2016, respectively, compared to equity losses of $10.2 million and $4.4 million for the three and six months ended June 30, 2015, respectively and the elimination of interest on the $80 million loan to BFC from Bluegreen. Also included in eliminations were income and expenses associated with BFC’s shared service operations, which provides human resources, risk management, investor relations and executive office administration services to BBX Capital and Bluegreen.

See Note 14 included under Item 1 of this report for additional information regarding our segment reporting.

Provision For Income Taxes

The provision for income taxes for the six months ended June 30, 2016 reflects the Company’s effective tax rate of 47.4% on income before income taxes reduced by net income attributable to noncontrolling interest for joint ventures taxed as partnerships.

The benefit for income taxes for the three and six months ended June 30, 2015 resulted from the reversal of a portion of BFC’s deferred tax asset valuation allowance on May 1, 2015 as BFC became eligible to file a consolidated group federal income tax return with BBX Capital, Woodbridge and Bluegreen. See Note 10 included under Item 1 of this report for additional information about BFC’s income taxes.

Net Income Attributable To Non-Controlling Interest

BFC includes in its condensed consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51% owned subsidiary, and BBX Capital, BFC’s 81% owned subsidiary. The non-controlling interest in income of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ consolidated net income that is attributable to its unaffiliated 49% interest holder and the non-controlling interest in loss of BBX Capital is the portion of BBX Capital’s consolidated net loss that is attributable to its shareholders other than BFC. Net income attributable to the non-controlling interest totaled  $2.4 million and $4.3 million during the three and six months ended June 30, 2016, respectively, compared to $6.3 million and $9.6 million during the three and six months ended June 30, 2015, respectively.

BFC Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at June 30, 2016 and December 31, 2015 were $1.4 billion and $1.3 billion, respectively. The primary changes in components of total assets are summarized below:

•

An increase in cash primarily related to a $64.6 million increase in cash provided by Bluegreen’s operating activities, $26.4 million of loans receivable repayments and recoveries, as well as $11.1 million of proceeds from the sales of real estate held-for-sale partially offset by $19.3 million of cash used by BBX Capital’s operations, BFC’s overhead expenses, $6.1 million for the purchase of property and equipment and $3.0 million for the repurchase and retirement of 1.0 million shares of BFC’s Class A Common Stock,

•	Lower loans receivable and loans held-for-sale balances due to loan receivable repayments and $3.7 million of loans transferred through foreclosure to real estate held-for-sale,
•	Decrease in real estate held-for-sale primarily from the sale of $11.1 million of real estate and impairments of $2.7 million partially offset by real estate acquired through foreclosure, and
•

Increase in properties and equipment associated with the purchase of property and equipment at Bluegreen, the transfer of a student housing facility to properties and equipment from real estate held-for-sale and the opening of Hoffman stores.

Total liabilities at June 30, 2016 and December 31, 2015 were $888.9 million and $858.1 million, respectively.  The primary changes in components of total liabilities are summarized below:

•	Increase in receivable-backed notes payable – non-recourse due to $130.5 million of notes issued by Bluegreen in connection with its 2016 Term Securitization; and
•

Decrease in receivable-backed notes payable – recourse and note and mortgage notes payable due to Bluegreen’s repayment of notes payable from a portion of the proceeds it received in connection with its 2016 Term Securitization.

BFC Consolidated Cash Flows

The following table summarizes BFC’s cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	For the Six Months
	Ended June 30,
	2016	2015
Cash flows provided by operating activities	$44,544	14,641
Cash flows provided by (used in) investing activities	30,450	(72,873)
Cash flows used in financing activities	(2,966)	(29,388)
Net increase (decrease) in cash and cash equivalents	$72,028	(87,620)

Cash Flows from Operating Activities.  BFC’s operating cash flow increased $29.9 million during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to an increase in working capital mainly associated with Bluegreen’s operations.  During the first six months of 2016, Bluegreen paid $5.2 million for development expenditures primarily related to Bluegreen/Big Cedar Vacations, as compared to $19.7 million in the same 2015 period.  Additionally, Bluegreen paid $2.7 million for Just-in-Time inventory purchases during the first six months of 2016 as compared to $9.9 million during the same 2015 period. These increases were partially offset by the impact of a decrease in cash realized within 30 days of sale to 41% during the six months ended June 30, 2016 from 47% during the six months ended June 30, 2015.

Cash Flows from Investing Activities.    BFC’s cash flows from investing activities increased $103.3 million during the six months ended June 30, 2016 compared to the same period in 2015 resulting primarily from BFC’s acquisition of 4.8 million additional shares of BBX Capital for $95.4 million during the six month period ended June 30, 2015.

Cash Flows from Financing Activities.    The $26.4 million increase in cash flows from financing activities during the six months ended June 30, 2016 compared to the same period of 2015 was primarily due to the $12.3 million repayment by BBX Capital of BB&T’s preferred interest in FAR during 2015 and a net increase in proceeds from Bluegreen’s 2016 Term Securitization as compared to its 2015 Term Securitization.

Liquidity and Capital Resources

The following discussion relates to the liquidity of Bluegreen, BBX Capital and BFC and Woodbridge, at their parent company level.  As previously described, the assets of BFC’s subsidiaries, including Bluegreen and BBX Capital, are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent distribution by Woodbridge, Bluegreen’s parent company, which is owned 54% by BFC and 46% by BBX Capital).  See also “Forward Looking Statements” above and “BFC Parent Only – Liquidity and Capital Resources” below.

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

Average Annual Default Rates	For Six Months Ended June 30,
	2016	2015
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	6.2%	6.9%
Loans originated on or after December 15, 2008(1)	7.2%	6.8%
Notes receivable secured by homesites	2.2%	2.3%

	As of
Average Annual Delinquency Rates (2)	June 30, 2016	December 31, 2015
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.5%	4.2%
Loans originated on or after December 15, 2008(1)	2.6%	3.1%
Notes receivable secured by homesites	4.3%	2.0%

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

In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction, and development of new resorts.  Development expenditures during 2016 are expected to be in a range of $20 million to $25 million, substantially all of which is expected to relate to Bluegreen/Big Cedar Vacations.  However, if other opportunities to acquire or develop a strategic property on favorable terms present itself, Bluegreen may decide to acquire or develop additional VOI inventory, which would increase acquisition and development expenditures and may require the incurrence of additional debt.

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

During the six months ended June 30, 2016 and 2015,  Bluegreen paid dividends totaling $25.0 million and $14.0 million, respectively, to its parent company, Woodbridge.  In July 2016 Bluegreen paid a dividend of $20 million to its parent, Woodbridge.  Bluegreen expects to pay dividends to Woodbridge on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

In April 2015, Bluegreen, through its wholly owned subsidiary, Bluegreen Specialty Finance (“BSF”), provided an $80.0 million loan to BFC, the proceeds of which were used by BFC to fund its tender offer to purchase 4,771,221 shares of Class A Common Stock of BBX Capital at a cash purchase price of $20.00 per share.  Amounts outstanding on the loan bear interest at a rate of 10% per annum.  Payments of interest only are required on a quarterly basis, with all outstanding amounts being due and payable in April 2020.  BFC will be permitted to prepay the loan in whole or in part at any time, and prepayments are required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness.  During the three and six months ended June 30, 2016, Bluegreen recognized $2.0 million and $4.0 million, respectively, of interest income on its loan to BFC.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of June 30, 2016, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of June 30, 2016	Availability as of June 30, 2016		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2016
Liberty Bank Facility	$50,000	$25,364	$24,636		November 2017; November 2020	Prime Rate +0.50%; 4.00%
NBA Receivable Facility (1)	45,000	25,284	19,716	(2)	June 2018; December 2022	30-Day LIBOR + 3.25% to 3.50%;4.00% to 4.50% (1)
Pacific Western Bank Facility	40,000	18,708	21,292	(3)	September 2018; September 2021	30 day LIBOR+4.00% to 4.50%;4.88%
BB&T/DZ Purchase Facility	80,000	9,086	70,914		December 2017; December 2020	Applicable Index rate +2.90%;3.34% (4)
Quorum Purchase Facility	50,000	29,139	20,861		June 2017; December 2030	(5)
	$265,000	$107,581	$157,419

(1)

Of the amount outstanding as of June 30, 2016, $18.4 million bears interest at the 30-day LIBOR + 3.25% subject to a floor of 4.0% and $1.6 million bears interest at the 30-day LIBOR +3.5% subject to a floor of 4.5%.  Future borrowings will bear interest at the 30-day LIBOR plus 3.25% subject to an interest rate floor of 4.0%.  Up to $15 million of the borrowing limit can be advanced under the NBA Line of Credit for construction/inventory borrowings.

(2)	The outstanding balance includes, and availability as of June 30, 2016 reflects, $5.3 million outstanding under the NBA Line of Credit.
(3)	The outstanding balance includes, and availability as of June 30, 2016 reflects, $2.4 million outstanding under the Pacific Western Term Loan.
(4)

The Applicable Index Rate for portions of amounts outstanding is either LIBOR, a “Cost of Funds” rate or commercial paper rates. As described in further detail below, the interest rate will increase to the applicable rate plus 4.9% upon the expiration of the advance period.

(5)

Of the amounts outstanding as of June 30, 2016, $6.0 million bears interest at a fixed rate of 6.9%, $5.4 million bears interest at a fixed rate of 5.5%, $6.3 million bears interest at a fixed rate of 5.0%, and $11.5 million bears interest at a fixed rate of 4.75%.  The interest rate on future borrowings will be set at the time of funding based on rates mutually agreed upon by all parties.

For information regarding Bluegreen’s credit facilities see Note 9 included in Item 1 of this report and Note 15 included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Commitments

Bluegreen’s material commitments as of June 30, 2016 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of June 30, 2016 (in thousands):

	Payments Due by Period
	Less than	1 — 3	4 — 5	After 5
Contractual Obligations	1 year	Years	Years	Years	Total (3)

Receivable-backed notes payable	$-	$2,992	$46,225	$370,896	$420,113
Lines-of-credit and notes payable	31,246	38,160	20,034	3,220	92,660
Jr. subordinated debentures (1)	-	-	-	110,827	110,827
Inventory purchase commitment	7,343	8,873	-	-	16,216
Noncancelable operating leases (1)	10,831	12,427	2,652	13,853	39,763
Total contractual obligations	49,420	62,452	68,911	498,796	679,579

Interest Obligations (2)
Receivable-backed notes payable	15,128	30,196	28,819	104,484	178,627
Lines-of-credit and notes payable	5,341	6,788	1,366	13	13,508
Jr. subordinated debentures	6,080	12,160	12,160	88,910	119,310
Total contractual interest	26,549	49,144	42,345	193,407	311,445
Total contractual obligations	$75,969	$111,596	$111,256	$692,203	$991,024

(1) Amounts do not include purchase accounting adjustments for junior subordinated debentures and noncancelable operating leases of $42.6 million and $0.6 million, respectively.

(2)  Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2016.

(3)  Amounts are gross of debt issuance costs, if applicable.

In June 2015, Bluegreen entered into certain agreements with its former CEO, John Maloney, who resigned from Bluegreen on May 27, 2015.  Under the terms of these agreements, Mr. Maloney received $3.8 million and will be paid a total of $2.9 million over a 2-year period in exchange for his provision of ongoing services during the term of the agreements.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen enters into subsidy agreements with certain property owners’ associations.  As of June 30, 2016, Bluegreen had liabilities totaling $4.6 million related to such agreements. Such liabilities are current liabilities and are included in other liabilities in the condensed consolidated statement of financial condition as of that date.

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

Off-Balance-Sheet Arrangements

As of June 30, 2016, Bluegreen did not have any “off-balance-sheet” arrangements.

BBX Capital Liquidity and Capital Resources

BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate, contribution of properties to real estate joint ventures, revenues from BBX Sweet Holdings’ operations and dividends received from Woodbridge and BBX Capital’s investments in real estate joint ventures. Management believes that BBX Capital has sufficient liquidity to fund operations for the foreseeable future.  There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

BBX Capital expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. During the six months ended June 30, 2016, BBX Capital received $10.7 million of dividends from Woodbridge.  Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, and cash flows, as well as restrictions contained in Bluegreen’s debt facilities. As a consequence, BBX Capital may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all. BBX Capital may also receive funds from BFC in connection with its tax sharing agreement to the extent BFC utilizes BBX Capital’s tax benefits in BFC’s consolidated tax return.  BBX Capital also expects to obtain funds in subsequent periods from cash flows on its loans, real estate and investments in unconsolidated real estate joint ventures.  BBX Capital also may seek to obtain funds through borrowings or the issuance of equity securities. BBX Capital anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy of investing, directly or through joint ventures, in real estate (which may include the acquisition and/or development of real estate) and operating businesses. BBX Sweet Holdings currently intends to continue to pursue acquisitions in the candy and confections industry and BBX Capital may also pursue acquisitions in other industries.

BBX Capital’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures (including the payment of property taxes) in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX Capital’s Consolidated Contractual Obligations as of June 30, 2016 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Operating lease obligations	$18,966	3,187	6,239	4,825	4,715
Notes payable (1)	22,098	3,707	9,097	7,698	1,596
Other obligations	280	120	160	-	-
Total contractual cash obligations	$41,344	7,014	15,496	12,523	6,311

(1)	Amounts represent scheduled principal payments and do not include interest payments.

Notes payable as of June 30, 2016 consisted of a term loan and revolving credit advances of Renin with an aggregate balance of $8.6 million, $6.8 million of promissory notes, including promissory notes representing holdback amounts issued by BBX Sweet Holdings in connection with its acquisitions, and a term loan and revolving line-of-credit of BBX Sweet Holdings with aggregate balances of $6.6 million.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above and also guarantees certain of the obligations in the above table.  See Note 11 included under Item 1 of this report for a discussion of BBX Capital’s contingent obligations.

BFC Parent Only - Liquidity and Capital Resources

BFC (parent only) is defined as BFC and its wholly-owned subsidiaries. As of June 30, 2016 and December 31, 2015, BFC (parent only) had cash, cash equivalents and short-term investments of approximately $23.1 million and $13.7 million, respectively.  This increase was due to $12.6 million of dividends received from Woodbridge and $13.8 million of payments received from Bluegreen under the tax sharing agreement during the six months ended June 30, 2016, partially offset by operating expenses and $4.0 million of interest payments made to Bluegreen pursuant to the loan made to BFC by a wholly-owned subsidiary of Bluegreen during April 2015.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments, dividends from its subsidiaries and lines of credit, including borrowings available under the Revolving Credit facility with Stifel Bank and Trust entered into during July 2015 which allows for borrowings by the Company of up to $10.0 million on a revolving basis. See Note 9 - Debt in Item 1 of this report for additional information regarding the Revolving Credit facility.  We expect to use our available funds for operations and to meet our obligations. We may also use available funds, including funds made available to us by our subsidiaries, to make additional investments in companies within our consolidated group, including paying the cash merger consideration to BBX Capital’s shareholders if the currently proposed merger between BFC and BBX Capital is completed.  Based on the number of shares of BBX Capital’s Class A Common Stock currently outstanding (and without giving effect to any appraisal rights which may be exercised) we may be required to pay up to approximately $61.5 million in cash to BBX Capital’s shareholders in connection with the merger; however, the actual cash payment will depend on the elections made by BBX Capital’s shareholders as to the form of consideration that they will receive in the merger.  During April 2015, we used approximately $15.4 million of cash on hand, together with the proceeds of an $80.0 million loan provided by a wholly owned subsidiary of Bluegreen, to fund the purchase of an additional 30% of BBX Capital’s Class A Common Stock. The total amount of interest payments we expect to pay to Bluegreen on the $80.0 million dollar loan over the next twelve months is approximately $8.0 million.

As noted above, during June 2015, BFC made an additional capital contribution of $13.4 million to Woodbridge in connection with the settlement of the Woodbridge and Bluegreen merger litigation.

Available funds may also be used to invest in real estate based opportunities and middle market operating businesses, or invest in other opportunities and or repurchase shares of our common stock pursuant to BFC’s share repurchase program.  In April 2016, the Company repurchased 1.0 million shares of its Class A Common Stock for approximately $3.0 million. (See Note  1 in Part I, Item 1 and Part II, Item 2 of this report for additional information regarding BFC’s share repurchase program).

On June 6, 2016, BFC’s Board of Directors declared a quarterly cash dividend on BFC’s Class A and Class B Common Stock of $0.005 per share. The dividend was paid on July 20, 2016 to all holders of record of BFC’s Class A and Class B Common Stock at the close of trading on June 20, 2016.  At the time of such dividend declaration,  BFC also indicated its intention to declare regular quarterly dividends of $0.005 per share on its Class A and Class B Common Stock; however, future dividend payments are subject to declaration by BFC’s board of directors and may not be paid in the future in the amount anticipated, or at all.

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

Dividends from Bluegreen will be dependent on and subject to Bluegreen’s results of operations, available cash and other factors considered by Bluegreen’s Board of Directors. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its Board of Directors. Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the Boards of Directors of both BBX Capital and BFC.  BBX Capital and BFC own 46% and 54%, respectively, of Woodbridge.  For the three and six months ended June 30, 2016, Bluegreen paid a total of $15.0 million and $25.0 million in cash dividends, respectively, to Woodbridge, and Woodbridge declared and paid cash dividends totaling $14.1 million and $23.3 million, respectively, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

During July 2016, Bluegreen paid $20.0 million of cash dividends to Woodbridge, and Woodbridge declared and paid a  cash dividend of approximately $19.1 million, which was allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

The Company has outstanding 15,000 shares of 5% Cumulative Preferred Stock at a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at a  redemption price of  $1,000 per share.  Shares of the 5% Cumulative Preferred Stock are also subject to mandatory redemption as described below. The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. BFC pays regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  The 5% Cumulative Preferred Stock is mandatory redeemable and classified as a liability in the Company’s condensed consolidated statements of financial condition.  The Company is required to redeem the preferred shares in $5.0 million annual payments in each of the years ending December 31, 2018, 2019 and 2020.  During December 2013, BFC made a $5.0 million loan to the preferred shareholders. The loan is secured by 5,000 shares of 5% Cumulative Preferred Stock, has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity.

Woodbridge Parent Only - Liquidity and Capital Resources

Woodbridge, at its parent company level, had cash and cash equivalents totaling approximately  $0.6 million at June 30, 2016.  Woodbridge’s principal sources of liquidity are dividends received from Bluegreen. See “BFC Parent

Only – Liquidity and Capital Resources” above for a discussion regarding dividends received from Bluegreen as well as limitations on, and other factors which may affect, Bluegreen’s ability to pay dividends.

Woodbridge’s material commitments as of June 30, 2016 primarily include required quarterly interest payments on its $85.0 million of junior subordinated debentures.  The total amount of interest payments expected to be made by Woodbridge on its junior subordinated debt over the next twelve months is approximately $4.2  million.

During June 2015, Woodbridge paid $36.5 million into a settlement fund for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger between Woodbridge and Bluegreen.  Woodbridge used the proceeds from BBX Capital’s repayment of its $11.75 million promissory note to Woodbridge and additional capital contributions from BFC and BBX Capital of $13.4 million and $11.4 million, respectively, based on their respective 54% and 46% ownership interests in Woodbridge to fund the settlement fund.  All litigation arising from or relating to the merger was dismissed with prejudice, together with a full release of BFC, Bluegreen, Woodbridge, BBX Capital and others.  BFC, Bluegreen, Woodbridge, BBX Capital and all of the defendants denied and continue to deny that any of them violated any laws or breached any duties to the plaintiffs or Bluegreen’s former shareholders.  See Note 15 to the Company’s financial statements included in the 2015 Annual Report for additional information regarding this settlement.

Off Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2016, BFC and Woodbridge did not have any “off balance sheet” arrangements.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 29, 2016, the Company entered into a Rule 10b5-1 Repurchase Plan which authorized the Company’s designated broker to repurchase up to 1.0 million shares of the Company’s Class A Common Stock in the open market or through privately negotiated transactions in accordance with the terms, and subject to the limitations, including price limitations and limitations under Rule 10b-18 of the Exchange Act, specified in the Repurchase Plan. From April 1, 2016 through April 19, 2016, the Company repurchased 1.0 million shares of its Class A Common Stock under the Repurchase Plan for approximately $3.0 million.  Further information regarding the repurchases is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2016	1,000,000	$2.99	1,000,000	19,000,000 shares
				(or approximately $7,000,000)
May 1 – May 31, 2016	-	$ -	-	19,000,000 shares
				(or approximately $7,000,000)
June 1 - June 30, 2016	-	$ -	-	19,000,000 shares
				(or approximately $7,000,000)
Total	1,000,000	$2.99	1,000,000	19,000,000 shares
				(or approximately $7,000,000)

(1)

On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. The 1,000,000 shares repurchased during April 2016 pursuant to the Repurchase Plan were part of the share repurchase program and are the only shares which have been repurchased under the share repurchase program as of the date of filing of this Quarterly Report on Form 10-Q.

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

BFC FINANCIAL CORPORATION

Date: August 9, 2016	By:	/s/ Jarett S. Levan
Jarett S. Levan, Acting Chief Executive Officer

Date: August 9, 2016	By:	/s/ Raymond S. Lopez
Raymond S. Lopez, Chief Financial Officer and
Chief Accounting Officer