Form 10-Q
period 2016-09-30
BFC FINANCIAL CORP
filed 2016-11-08
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2016

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of November 3, 2016 is as follows:

Class A Common Stock of $.01 par value, 73,637,880 shares outstanding.
Class B Common Stock of $.01 par value, 15,002,233 shares outstanding.

(i)

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BFC Financial Corporation
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$280,637	198,905
Restricted cash ($22,911 and $25,358 in 2016 and 2015, respectively in variable
interest entities ("VIEs"))	58,030	59,365
Loans held-for-sale	-	21,354
Loans receivable, net	28,616	34,035
Notes receivable, net ($301,278 and $280,841 in 2016 and 2015, respectively in VIEs)	424,533	415,598
Inventory	228,445	220,929
Real estate held-for-sale, net	35,729	46,338
Real estate held-for-investment	21,720	31,290
Investments in unconsolidated real estate joint ventures	43,318	42,962
Property and equipment, net	96,338	90,020
Goodwill	7,601	7,601
Intangible assets, net	69,629	70,188
Other assets	110,533	102,375
Total assets	$1,405,129	1,340,960

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$29,034	25,976
Deferred income	36,946	28,847
Escrow deposits	29,948	24,525
Other liabilities	99,276	81,623
Receivable-backed notes payable - recourse	67,079	89,888
Receivable-backed notes payable - non-recourse, net of unamortized debt issuance
costs of $5,574 and $4,905 in 2016 and 2015, respectively in VIEs	341,291	314,024
Notes and mortgage notes payable and other borrowings, net of unamortized debt
issuance costs of $1,827 and $2,011 in 2016 and 2015, respectively	95,422	120,994
Junior subordinated debentures, net of unamortized debt issuance costs
of $1,753 and $1,822 in 2016 and 2015, respectively	151,976	150,485
Deferred income taxes	32,038	8,594
Shares subject to mandatory redemption	13,409	13,098
Total liabilities	896,419	858,054

Commitments and contingencies (See Note 10)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 72,745,656 in 2016 and 73,211,519 in 2015	727	732
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 12,553,652 in 2016 and 11,346,336 in 2015	126	113
Additional paid-in capital	144,033	143,231
Accumulated earnings	254,752	232,134
Accumulated other comprehensive income	985	616
Total BFC Financial Corporation equity	400,623	376,826
Noncontrolling interests	108,087	106,080
Total equity	508,710	482,906
Total liabilities and equity	$1,405,129	1,340,960

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Sales of VOIs	$71,741	78,072	196,653	190,986
Fee-based sales commission revenue	59,383	51,029	153,718	131,603
Other fee-based services revenue	26,810	24,785	78,421	73,486
Trade sales	22,078	21,537	64,290	60,655
Interest income	22,019	22,695	64,232	64,296
Other revenue	6,205	1,173	9,526	19,276
Total revenues	208,236	199,291	566,840	540,302

Costs and Expenses
Cost of sales of VOIs	5,827	7,039	19,409	19,286
Cost of other fee-based services	17,057	14,797	48,644	46,346
Cost of trade sales	16,674	16,186	50,680	44,216
Interest expense	9,517	9,261	28,322	29,784
Recoveries from loan losses, net	(10,944)	(4,427)	(18,979)	(14,856)
(Recoveries) impairments of assets, net	(30)	274	1,692	(1,599)
Litigation settlement	-	-	-	36,500
Selling, general and administrative expenses	133,584	132,088	387,843	343,733
Total costs and expenses	171,685	175,218	517,611	503,410

Equity in net earnings (losses) of unconsolidated
real estate joint ventures	4,480	(158)	5,793	(753)
Foreign exchange gain (loss)	5	(236)	325	(635)
Other income, net	1,459	1,205	1,911	3,420
Income before income taxes	42,495	24,884	57,258	38,924
(Provision) benefit for income taxes (See Note 9)	(19,118)	(4,213)	(23,857)	77,531
Net income	23,377	20,671	33,401	116,455
Less: Net income attributable to noncontrolling interests	5,602	4,313	9,900	13,916
Net income attributable to BFC	$17,775	16,358	23,501	102,539

Basic earnings per share	$0.21	0.19	0.27	1.18
Diluted earnings per share	$0.21	0.19	0.27	1.18
Basic weighted average number of common
shares outstanding	85,864	87,023	86,215	87,083
Diluted weighted average number of common and
common equivalent shares outstanding	86,573	87,174	86,632	87,228

Cash dividends declared per Class A common share	$0.005	0.00	0.01	0.00
Cash dividends declared per Class B common share	$0.005	0.00	0.01	0.00

Net income	$23,377	20,671	33,401	116,455
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale	(9)	(22)	57	(47)
Foreign currency translation adjustments	568	121	378	220
Other comprehensive income, net	559	99	435	173
Comprehensive income, net of tax	23,936	20,770	33,836	116,628
Less: Comprehensive income attributable
to noncontrolling interests	5,686	4,331	9,966	13,972
Total comprehensive income attributable to BFC	$18,250	16,439	23,870	102,656

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Nine Months Ended September 30, 2016 and 2015
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BFC	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2014	73,307	10,168	$733	102	142,058	109,660	353	252,906	193,800	446,706
Net income	-	-	-	-	-	102,539	-	102,539	13,916	116,455
Other comprehensive income	-	-	-	-	-	-	117	117	56	173
Subsidiaries' capital transactions	-	-	-	-	570	-	-	570	734	1,304
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(6,188)	(6,188)
Net effect of BFC's tender offer for BBX Capital attributable to non-controlling interest	-	-	-	-	92,763	-	-	92,763	(92,763)	-
Consideration paid in connection with the tender offer for BBX Capital	-	-	-	-	(95,424)	-	-	(95,424)	-	(95,424)
Increase in investment in BBX Capital from share exchange agreements	-	-	-	-	822	-	-	822	(822)	-
Repurchase and retirement of Common Stock	(1,549)	-	(15)	-	(4,438)	-	-	(4,453)	-	(4,453)
Conversion of Common Stock from Class B to Class A	40	(40)	-	-	-	-	-	-	-	-
Issuance of Common Stock from exercise of options	25	-	-	-	10	-	-	10	-	10
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Issuance of common stock from share exchange agreement	-	1,218	-	11	(11)	-	-	-	-	-
Share-based compensation	-	-	-	-	3,904	-	-	3,904	-	3,904
Balance, September 30, 2015	73,212	11,346	$732	113	140,240	212,199	470	353,754	108,733	462,487

Balance, December 31, 2015	73,212	11,346	$732	113	143,231	232,134	616	376,826	106,080	482,906
Net income	-	-	-	-	-	23,501	-	23,501	9,900	33,401
Other comprehensive income	-	-	-	-	-	-	369	369	66	435
Subsidiaries' capital transactions	-	-	-	-	1,386	-	-	1,386	289	1,675
Increase in investment in BBX Capital from share exchange agreements	-	-	-	-	898	-	-	898	(898)	-
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(7,350)	(7,350)
Class A common stock cash dividends declared	-	-	-	-	-	(746)	-	(746)	-	(746)
Class B common stock cash dividends declared	-	-	-	-	-	(137)	-	(137)	-	(137)
Repurchase and retirement of Class A Common Stock	(1,880)	-	(19)	-	(6,398)	-	-	(6,417)	-	(6,417)
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Issuance of common stock from share exchange agreement		1,208	-	13	(13)	-	-	-	-	-
Issuance of Common Stock from exercise of options	25	-	-	-	10	-	-	10	-	10
Share-based compensation	-	-	-	-	4,933	-	-	4,933	-	4,933
Balance, September 30, 2016	72,746	12,554	$727	126	144,033	254,752	985	400,623	108,087	508,710

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2016	2015
Net cash provided by (used in) operating activities	$61,108	(2,995)

Investing activities:
Decrease (increase) in restricted cash	1,306	(2,649)
Investments in unconsolidated real estate joint ventures	(2,353)	(2,690)
Repayment of loans receivable, net	42,025	27,035
Proceeds from sales of real estate held-for-sale	20,788	35,770
Additions to real estate held-for-investment	(2,042)	(15,692)
Improvements to real estate held-for-investment	(277)	-
Additions to real estate held-for-sale	-	(10,667)
Purchases of property and equipment	(8,928)	(8,619)
Proceeds from the sale of property and equipment	-	565
Increase in other intangible assets	(540)	-
Acquisition of BBX Capital Class A shares	-	(95,424)
Distributions from unconsolidated real estate joint ventures	4,388	-
(Increase) decrease from other investing activities	(224)	262
Net cash provided by (used in) investing activities	$54,143	(72,109)

Financing activities:
Repayment of BB&T preferred interest in Florida Asset
Resolution Group, LLC ("FAR")	-	(12,348)
Repayments of notes, mortgage notes payable and other borrowings	(225,657)	(201,913)
Proceeds from notes, mortgage notes payable and other borrowings	205,950	198,194
Payments for debt issuance costs	(2,462)	(2,829)
Payments of interest on shares subject to mandatory redemption	(563)	(563)
Proceeds from the exercise of BFC stock options	10	10
Dividend paid on common stock	(418)	-
Retirement of BFC's Class A Common Stock	(3,029)	(1,893)
Distributions to noncontrolling interest	(7,350)	(6,188)
Net cash used in financing activities	$(33,519)	(27,530)

Increase (decrease) in cash and cash equivalents	81,732	(102,634)
Cash and cash equivalents at beginning of period	198,905	279,437
Cash and cash equivalents at end of period	$280,637	176,803

		Continued

BFC Financial Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2016	2015
Supplemental cash flow information:
Interest paid on borrowings	$24,786	25,884
Income taxes paid	987	19,191
Income tax refunded	-	(317)

Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate held-for-sale or
real estate held-for-investment	$4,612	2,987
Loans held-for-sale transferred to loans receivable	16,078	7,365
Real estate held-for-investment transferred to real
estate held-for-sale	11,582	38,707
Real estate held-for-sale transferred to property and equipment	6,557	-
Issuance of notes payable to acquire business	-	(1,389)
Repayment of note payable with restricted time deposit	995	-
Fair value of net assets acquired in connection with business acquisitions	-	1,683
Increase in the investment in BBX Capital from the issuance of
BFC's common stock	898	822
Increase in BFC accumulated other comprehensive
income, net of taxes	369	117
Net increase in BFC shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	1,386	570
Repurchase and retirement of shares of BFC's Class A Common Stock	3,388	2,560

See Notes to Condensed Consolidated Financial Statements - Unaudited

BFC Financial Corporation

Notes to Condensed Consolidated Financial Statements - Unaudited

 1.    Presentation of Interim Financial Statements

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the condensed consolidated financial condition of BFC at September 30, 2016; the condensed consolidated results of operations and comprehensive income of BFC for the three and nine months ended September 30, 2016 and 2015; the changes in condensed consolidated equity of BFC for the nine months ended September 30, 2016 and 2015; and the condensed consolidated cash flows of BFC for the nine months ended September 30, 2016 and 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period.

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

BFC is a Florida-based holding company whose principal holdings include an approximately 82% equity interest in BBX Capital  and a direct 54% equity interest in Woodbridge. BBX Capital holds the remaining 46% equity interest in Woodbridge. Woodbridge owns 100% of Bluegreen.

BBX Capital is a Florida-based company involved in the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures, and investments in middle market operating businesses. BBX Capital’s principal asset until July 31, 2012 was its ownership of BankAtlantic.  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida.  On July 31, 2012, BBX Capital completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BankAtlantic Sale” or the “BB&T Transaction”).  The principal assets of BBX Capital currently consist of its 46% interest in Woodbridge, investments in real estate joint ventures and operating businesses, and legacy loans and real estate transferred to BBX Capital in connection with the BB&T Transaction.

Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others in which case Bluegreen earns fees for providing these services. Bluegreen also provides other fee-based services, including property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to credit qualified purchasers of VOIs which generates significant interest income.

Merger Agreement

BFC entered into a definitive merger agreement (the “Merger Agreement”) with BBX Capital Corporation and BBX Merger Subsidiary LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”) on July 27, 2016 as amended on October 20, 2016. The Merger Agreement provides for BBX Capital Corporation to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC. Under the terms of the Merger Agreement, which has been approved by a special committee comprised of BBX Capital Corporation’s independent directors as well as the full boards of directors of both BFC and BBX Capital Corporation, each share of BBX Capital’s Class A Common Stock outstanding immediately prior to the effective time of the Merger (other than shares of BBX Capital’s Class A Common Stock held by BFC and shares of BBX Capital’s Class A Common Stock as to which appraisal rights are exercised and perfected in accordance with Florida law) will be converted into the right to receive, at the election of the holder, 5.4 shares of BFC’s Class A Common Stock or $20.00 in cash.  BBX Capital’s shareholders will have the right to elect to receive all cash, all stock, or a combination of cash and stock in exchange for their shares.  If all BBX Capital shareholders other than BFC elect cash, the merger consideration will be $61.5 million and if all were to elect stock, BFC would issue 16,592,845 shares of its Class A Common Stock in connection with the merger.  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the Merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the exchange ratio of 5.4 shares of BFC’s Class A Common Stock for each share of BBX Capital’s Class A Common Stock subject to the option and the exercise price of the option will be divided by 5.4. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the Merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares subject to the award will be multiplied by the exchange ratio of 5.4 shares of BFC’s Class A Common Stock for each share of BBX Capital’s Class A Common Stock subject to the award.  Consummation of the Merger is subject to certain closing conditions, including, without limitation, (i) the approval of the Merger Agreement by (a) holders of shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing a majority of the votes entitled to be cast on the Merger Agreement, and (b) holders of a majority of the shares of BBX Capital’s Class A Common Stock voted on the Merger Agreement other than shares held by BFC and its affiliates and (ii) unless waived by BFC and BBX Capital, any litigation or threatened litigation against BFC or BBX Capital Corporation or their affiliates relating to the Merger shall be resolved to the satisfaction of BFC and BBX Capital Corporation or the holders of at least 2,250,000 shares of BBX Capital’s Class A Common Stock shall execute a waiver and release irrevocably waiving the right to participate in, or receive any proceeds from, any shareholder class action lawsuit relating to the Merger and releasing BFC, BBX Capital and their affiliates from any claims arising out of the Merger Agreement other than with respect to appraisal rights or the right to receive the Merger consideration.  Pursuant to the Merger Agreement, BFC has agreed to vote all of BBX Capital’s Class A Common Stock and Class B Common Stock owned by it in favor of the Merger Agreement. Accordingly, approval of the Merger Agreement with respect to the combined vote of the holders of BBX Capital’s Class A Common Stock and Class B Common Stock described under clause (i)(a) above is assured. There is no assurance that the approval of the unaffiliated shareholders will be received.  The Merger is also conditioned, unless waived, on holders of not more than 150,000 shares of BBX Capital’s Class A Common Stock exercising appraisal rights and the absence of any “Material Adverse Effect” (as defined in the Merger Agreement) with respect to either BFC or BBX Capital. The Merger is not subject to a financing condition. There is no assurance that the conditions to completing the Merger will be satisfied or waived, or that the Merger will be otherwise consummated in the anticipated time frame, on the proposed terms, or at all.

A lawsuit seeking to establish a class of BBX Capital’s shareholders and challenging the Merger is pending in the 17th Judicial Circuit in and for Broward County, Florida. The lawsuit alleges, among other things, that the proposed Merger consideration undervalues BBX Capital and is unfair to BBX Capital’s public shareholders and that BBX Capital’s directors and BFC breached certain fiduciary duties to BBX Capital’s public shareholders. The lawsuit seeks to enjoin the Merger or, if it is completed, to rescind the Merger or recover relief as determined by the court. BFC and BBX Capital believe that the lawsuit is without merit and intend to vigorously defend the action. See Note 10 and “Part II, Item 1 – Legal Proceedings” of this report for additional information regarding this lawsuit.  BFC and BBX Capital have also received letters threatening additional litigation relating to the Merger.

BFC Dividends

On June 6, 2016, BFC’s Board of Directors declared a cash dividend on BFC’s Class A and Class B Common Stock of $0.005 per share. The dividend was paid on July 20, 2016 to all holders of record of BFC’s Class A and Class B Common Stock at the close of trading on June 20, 2016.

On September 12, 2016, BFC’s Board of Directors declared a cash dividend on BFC’s Class A and Class B Common Stock of $0.005 per share. The dividend was paid on October 20, 2016 to all holders of record of BFC’s Class A and Class B Common Stock at the close of trading on September 20, 2016.

BFC Share Repurchase Program

On September 21, 2009, BFC’s board of directors approved a share repurchase program which authorized the repurchase of up to 20,000,000 shares of the Company’s Class A and Class B Common Stock at an aggregate cost of up to $10.0 million, subject to market conditions and other factors.

As part of the share repurchase program, the Company entered into a Rule 10b5-1 Repurchase Plan (the “Repurchase Plan”) during March 2016, which authorized the Company’s designated broker to repurchase up to 1.0 million shares of the Company’s Class A Common Stock in the open market or through privately negotiated transactions in accordance with the terms, and subject to the limitations, including price limitations and limitations under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, specified in the Repurchase Plan.  During April 2016, the Company repurchased 1.0 million shares of its Class A Common Stock under the Repurchase Plan for approximately $3.0 million.

Share-based Compensation

On September 30, 2016, a total of 1,389,076 shares of restricted Class A common stock and 773,205 shares of restricted Class B common stock granted by BFC to certain employees in November 2012 and October 2014, respectively, vested.  The employees surrendered a total of 880,051 shares of BFC’s Class A common stock to BFC to satisfy the $3.4 million tax withholding obligation associated with the vesting of these shares on September 30, 2016. BFC retired the surrendered shares.

Between October 1, 2016 and October 5, 2016, a total of 593,148 shares of restricted Class B common stock granted by BFC to certain employees in September 2015 vested.  The employees surrendered a total of 247,405 shares of BFC’s Class B common stock to BFC to satisfy the $0.9 million tax withholding obligation associated with the vesting of these shares.  BFC retired the surrendered shares.

Share Exchanges

On September 4, 2015, BFC entered into Share Exchange Agreements (the “Share Exchange Agreements”) with Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise (collectively, the “BBX Capital RSU Holders”) as holders of restricted stock units of Class A Common Stock of BBX Capital (“BBX Capital RSUs”). Pursuant to the Share Exchange Agreements, (a) each BBX Capital RSU Holder granted BFC the option to acquire, simultaneously with the vesting of each BBX Capital RSU, some or all of the shares of BBX Capital’s Class A Common Stock which, absent the Share Exchange Agreement, would (after withholding) have been received by the BBX Capital RSU Holder upon the vesting of the BBX Capital RSU and (b) BFC agreed to issue to the BBX Capital RSU Holder shares of BFC’s Class A Common Stock or Class B Common Stock having an aggregate market value equal to the aggregate market value of the shares of BBX Capital’s Class A Common Stock acquired by BFC upon the option exercise.  During September 2016, each BBX Capital RSU Holder agreed, as a result of BFC’s and BBX Capital’s entry into the Merger Agreement and the 5.4 exchange ratio contemplated thereby, to receive no more than 5.4 shares of BFC’s Class A Common Stock or Class B Common Stock for each share of BBX Capital’s Class A Common Stock subject to vested BBX Capital RSUs with respect to any share exchanges effected during the pendency of the Merger Agreement.

On September 12, 2016, BFC’s Board of Directors approved (a) the exercise in full of BFC’s options with respect to all of the BBX Capital RSUs which were scheduled to vest between September 30, 2016 and October 4, 2016 and (b) the issuance of shares of BFC’s Class B Common Stock in exchange therefor.  On September 30, 2016, BFC issued a total of 1,207,428 shares of its Class B Common Stock to the BBX Capital RSU Holders and received a total of 223,598  shares of BBX Capital’s Class A Common Stock in exchange therefor.  Between October 1, 2016 and October 4, 2016, BFC issued a total of 323,394 shares of its Class B Common Stock to the BBX Capital RSU

Holders and received a total of 59,888  shares of BBX Capital’s Class A Common Stock in exchange therefor. See Note 12 for additional information regarding the share exchanges.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” as amended by ASU 2015-15, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  However, ASU 2015-03 also permits presentation of debt issuance costs on line-of-credit arrangements as assets. This standard became effective for the Company on January 1, 2016.  The Company’s adoption of ASU 2015-03 is reflected in the accompanying balance sheets as of September 30, 2016 and December 31, 2015 and in the tables included in Note 8.  As further reflected in the table below, as a result of the adoption of ASU 2015-03, the Company has reclassified certain unamortized debt issuance costs as a direct deduction from the carrying value of the associated debt liability reported in the Company’s Consolidated Balance Sheet as of December 31, 2015 contained in the 2015 Annual Report (in thousands):

	As presented
	in the 2015
	Annual Report		As adjusted
	December 31,		December 31,
	2015	Reclassification	2015
Other assets	$111,113	$(8,738)	$102,375
Receivable backed notes payable - non-recourse (VIE)	318,929	(4,905)	314,024
Lines of credit and notes payable	123,005	(2,011)	120,994
Junior subordinated debentures	152,307	(1,822)	150,485

As of January 1, 2016, BFC adopted ASU 2015-02 – Amendments to the Consolidation Analysis (Topic 810).  ASU 2015-02 changed the manner in which a reporting entity assesses one of the five characteristics that determines if an entity is a variable interest entity.  In particular, when decision-making over the entity’s most significant activities has been outsourced, the update changes how a reporting entity assesses if the equity holders at risk lack decision making rights.  The update also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights.  The adoption of this update on January 1, 2016 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance which may be applicable to the Company but have not yet become effective. (See the 2015 Annual Report for accounting pronouncements issued prior to March 15, 2016 which may be applicable to the Company.)

Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU presents guidance on the classification of certain cash receipts and payments with the objective of reducing the existing diversity in current practice. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted in any interim or annual period.  The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

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

Accounting Standards Update (ASU) No. 2016-09 – Compensation – Stock Compensation (Topic 718). The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted in any interim or annual period.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2016-07 – Investments – Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting.  This update addresses the use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.  The amendments in this update eliminate the requirement to retroactively adopt the equity method of accounting.  The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2014-09 –  Revenue Recognition (Topic 606): Revenue from Contracts with Customers. This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  It also requires disclosures designed to enable readers of financial statements to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Further, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in April and May 2016, the FASB issued ASU 2016-10 and 2016-12, respectively, Revenue from Contracts with Customers (Topic 606), and in May 2016, the FASB issued ASU 2016-11 – Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09. These updates clarify implementation guidance on the related topic.  The accounting guidance updates will replace most existing revenue recognition guidance in GAAP. The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Earlier adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the requirements of these updates and has not yet determined their impact on the Company's consolidated financial statements.

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of September 30, 2016, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a VIE.  Bluegreen’s analysis includes a review of both quantitative and qualitative factors.  Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements.  Bluegreen also uses its qualitative analysis to determine if Bluegreen must consolidate a VIE as the primary beneficiary.  In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is the primary beneficiary and, therefore, Bluegreen consolidates the entities into its financial statements.  As previously described, BFC consolidates Bluegreen and its consolidated subsidiaries and VIEs into BFC’s financial statements.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the nine months ended September 30, 2016 and 2015 were $3.5 million and $2.3 million, respectively.  Bluegreen’s maximum exposure to loss relating to its nonrecourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s condensed consolidated statements of financial condition are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Restricted cash	$22,911	25,358
Securitized notes receivable, net	301,278	280,841
Receivable backed notes payable - non-recourse	341,291	314,024

The restricted cash and securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

3.     Investments in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	September 30,	December 31,
Investment in unconsolidated real estate joint ventures	2016	2015
Altis at Kendall Square, LLC	$705	764
Altis at Lakeline - Austin Investors LLC	5,201	5,210
New Urban/BBX Development, LLC	903	864
Sunrise and Bayview Partners, LLC	1,566	1,577
Hialeah Communities, LLC	2,947	4,569
PGA Design Center Holdings, LLC	1,857	1,911
CCB Miramar, LLC	875	875
Centra Falls, LLC	706	727
The Addison on Millenia Investment, LLC	5,868	5,778
BBX/S Millenia Blvd Investments, LLC	4,983	4,905
Altis at Bonterra - Hialeah, LLC	17,375	15,782
Altis at Shingle Creek Manager, LLC	332	-
Investments in unconsolidated real estate joint ventures	$43,318	42,962

BBX Capital’s investments in unconsolidated real estate joint ventures are accounted for as variable interest entities.

The amount of interest capitalized in investments in unconsolidated real estate joint ventures associated with joint venture real estate development activities for the three and nine months ended September 30, 2016 was $275,000 and $608,000, respectively, and for the three and nine months ended September 30, 2015 was $131,000 and $359,000, respectively.

BBX Capital received $5.0 million and $6.6 million of distributions from unconsolidated real estate joint ventures for the three and nine months ended September 30, 2016, respectively.

The condensed statements of operations for the three and nine months ended September 30, 2016 and 2015 for all the above listed equity method joint ventures in the aggregate was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total revenues	$11,726	1,051	17,980	2,088
Total costs and expenses	(4,109)	(1,075)	(9,136)	(3,463)
Net earnings (loss)	$7,617	(24)	8,844	(1,375)
Equity in net earnings (losses) of unconsolidated real estate joint ventures	$4,480	(158)	5,793	(753)

See Note 10 to the Consolidated Financial Statements included in the 2015 Annual Report for additional information on BBX Capital’s investments in unconsolidated real estate joint ventures.

4.    BBX Capital’s Loans Held-for-Sale and Loans Receivable

BBX Capital’s loans held-for-sale and loans receivable portfolios consisted of the following components (in thousands):

	September 30,	December 31,
	2016	2015

Loans held-for-sale	$-	21,354

Commercial non-real estate	$1,190	11,250
Commercial real estate	7,879	16,294
Small business	2,645	4,054
Consumer	1,907	2,368
Residential	14,995	69
Loans receivable, net	$28,616	34,035

As of September 30, 2016, foreclosure proceedings were in-process on $10.2 million of BBX Capital’s residential loans and $0.3 million of consumer loans.

Loans held-for-sale are reported at the lower of cost or fair value measured on an aggregate basis. As of December 31, 2015 the lower of cost or fair value adjustment on loans held-for-sale was $1.6 million.  BBX Capital transfers loans from held-for-sale to loans receivable when, based on the current economic environment and related market conditions, it has the intent to hold those loans for the foreseeable future. As of June 30, 2016, based on then current market conditions and an evaluation of the residential loan portfolio, BBX Capital transferred residential loans held-for-sale with aggregate unpaid principal balances, net of charge-offs, of $17.3 million from loans held-for-sale to loans receivable. The lower of cost or fair value of the residential loans on the transfer date was $16.1 million. Any difference between the lower of cost or fair value of the loan and the unpaid principal balance net of charge-offs was recognized as a discount.

The total discount on BBX Capital’s loans receivable was $3.6 million and $3.3 million as of September 30, 2016 and December 31, 2015, respectively.

The unpaid principal balance less charge-offs and discounts of non-accrual loans receivable was (in thousands):

	September 30,	December 31,
Loan Class	2016	2015
Commercial non-real estate	$1,190	1,250
Commercial real estate	5,952	9,639
Small business	2,645	4,054
Consumer	1,809	2,368
Residential	13,569	69
Total nonaccrual loans	$25,165	17,380

An age analysis of the past due recorded investment in BBX Capital’s loans receivable as of September 30, 2016 and December 31, 2015 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
September 30, 2016	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	860	1,190
Commercial real estate	-	-	3,986	3,986	3,893	7,879
Small business	68	-	56	124	2,521	2,645
Consumer	-	12	557	569	1,338	1,907
Residential	520	22	10,302	10,844	4,151	14,995
Total	$588	34	15,231	15,853	12,763	28,616

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	329	329	10,921	11,250
Commercial real estate	-	-	3,986	3,986	12,308	16,294
Small business:	-	205	-	205	3,849	4,054
Consumer	316	138	562	1,016	1,352	2,368
Residential	-	24	42	66	3	69
Total	$316	367	4,919	5,602	28,433	34,035

1)	BBX Capital had no loans that were 90 days or more past due and still accruing interest as of September 30, 2016 and December 31, 2015.

The activity in BBX Capital’s allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Allowance for Loan Losses:	2016	2015	2016	2015
Beginning balance	$-	172	-	977
Charge-offs :	(48)	(97)	(144)	(993)
Recoveries :	10,992	4,352	19,123	14,872
Provision :	(10,944)	(4,427)	(18,979)	(14,856)
Ending balance	$-	-	-	-
Ending balance individually evaluated for impairment	$-	-	-	-
Ending balance collectively evaluated for impairment	-	-	-	-
Total	$-	-	-	-
Loans receivable:
Ending balance individually evaluated for impairment	$22,356	14,475	22,356	14,475
Ending balance collectively evaluated for impairment	6,260	13,225	6,260	13,225
Total	$28,616	27,700	28,616	27,700
Proceeds from loan sales	$-	-	-	89
Transfer from loans held-for-sale	$-	-	16,078	7,365

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

BBX Capital’s impaired loans as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of September 30, 2016			As of December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	-	-	-
Total with no allowance recorded	25,338	42,086	-	17,380	30,212	-
Total	$25,338	42,086	-	17,380	30,212	-

Average recorded investment and interest income recognized on BBX Capital’s impaired loans for the three and nine months ended September 30, 2016 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016		September 30, 2016
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	-	-
Total with no allowance recorded	25,731	189	24,573	566
Total	$25,731	189	24,573	566

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

BBX Capital had no commitments to lend additional funds on impaired loans as of September 30, 2016.

5.    Bluegreen’s Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and Bluegreen’s allowance for credit losses (in thousands):

	September 30,	December 31,
	2016	2015
Notes receivable:
VOI notes receivable - non-securitized	$150,506	166,040
VOI notes receivable - securitized	390,874	357,845
Other notes receivable (1)	1,846	2,427
	543,226	526,312
Allowance for credit losses	(118,693)	(110,714)
VOI notes receivable, net	$424,533	415,598
Allowance as a % of notes receivable	22%	21%

(1)	Other notes receivable were originated through a real estate entity in which substantially all of the assets were sold by Bluegreen in 2012.

The table above includes notes receivable deemed to have been acquired by BFC, indirectly through Woodbridge, in connection with Woodbridge’s November 2009 acquisition of approximately 7.4 million additional shares of Bluegreen’s Common Stock, which resulted in BFC, indirectly through Woodbridge, holding a controlling interest in Bluegreen.  In accordance with applicable accounting guidance, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, BFC elected to recognize interest income on these notes receivable using the expected cash flows method.  BFC treated expected prepayments consistently in determining cash flows expected to be collected, such that the non-accretable difference was not affected and the difference between actual prepayments and expected prepayments will not affect the non-accretable difference.  The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%.  As of September 30, 2016 and December 31, 2015, the outstanding contractual unpaid principal balance of the acquired notes was $29.5 million and $47.8 million, respectively. As of September 30, 2016 and December 31, 2015, the carrying amount of the acquired notes was $27.4 million and $43.6 million, respectively. The acquired notes are included in the amounts of notes receivable in the condensed consolidated statements of financial condition at September 30, 2016 and December 31, 2015.

The following is a reconciliation of accretable yield for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Accretable Yield	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$5,759	12,925	9,033	17,867
Accretion	(1,189)	(1,994)	(4,197)	(6,745)
Reclassification (to) from nonaccretable yield	(2)	(515)	(268)	(706)
Balance, end of period	$4,568	10,416	4,568	10,416

The weighted-average interest rate on Bluegreen’s notes receivable was 15.9% as of September 30, 2016 and December 31, 2015.  All of Bluegreen’s VOI notes receivable bear interest at fixed rates.  The weighted-average interest rate charged on notes receivable secured by VOIs was 15.9% and 16.0%  as of September 30, 2016 and December 31, 2015, respectively.

Bluegreen’s notes receivable interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of September 30, 2016 and December 31, 2015, $10.7 million and $10.4 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit loss.

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

The activity in Bluegreen’s allowance for loan losses was as follows (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$110,714	102,566
Provision for credit losses	36,897	29,795
Write-offs of uncollectible receivables	(28,918)	(23,972)
Balance, end of period	$118,693	108,389

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Current	$520,503	501,738
31-60 days	6,305	6,889
61-90 days	3,911	4,869
> 90 days (1)	10,661	10,389
Total	$541,380	523,885

(1)

Includes $5.5 million and $5.2 million  as of September 30, 2016 and December 31, 2015, respectively, related to VOI notes receivable that, as of such dates, had defaulted, but the related VOI notes receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit losses.

6.     Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Completed VOI units	$162,774	166,781
Construction-in-progress	6,268	10,455
Real estate held for future VOI development	99,629	90,400
Other	757	718
Purchase accounting adjustment	(40,983)	(47,425)
Total Inventory	$228,445	220,929

Inventory is primarily comprised of Bluegreen’s completed VOIs, VOIs under construction and land held by Bluegreen for future VOI development.  Bluegreen reviews real estate held for future vacation ownership development for impairment under applicable accounting guidelines, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to Bluegreen’s inventory during the three or nine months ended September 30, 2016 or 2015.

In September 2016, Bluegreen increased the selling price of its VOIs by 5%.  As a result of this pricing change, Bluegreen’s management also increased its estimate of total gross margin generated on the sale of its VOI inventory.  Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings.  Accordingly, during the third quarter of 2016, a benefit to cost of VOIs  sold of $5.6 million ($3.4 million net of tax) was recognized.

Interest capitalized to VOI inventory during the three and nine months ended September 30, 2016 and 2015 was insignificant. The interest expense reflected in the Company’s condensed consolidated statements of operations is net of capitalized interest.

In addition, included in “other assets” in the Company’s condensed consolidated statements of financial condition as of September 30, 2016 and December 31, 2015 was  a total of $18.2  million and $16.3 million, respectively, of inventory held at Renin Holdings, LLC (“Renin”), which is owned 81% by BBX Capital and 19% by BFC, and at BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), a wholly owned subsidiary of BBX Capital.

7.    Real Estate Held-For-Sale and Real Estate Held-For-Investment at BBX Capital

While BBX Capital has in the past acquired certain real estate parcels, BBX Capital’s real estate has primarily been acquired through foreclosures, settlements, or deeds in lieu of foreclosure.  Upon acquisition by BBX Capital, real estate is classified as real estate held-for-sale or real estate held-for investment.  Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, BBX Capital’s management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year.  When the property does not meet the real estate held-for-sale criteria, the real estate is classified as held-for-investment.

The following table presents real estate held-for-sale at BBX Capital grouped in the following classifications (in thousands):

	As of
	September 30, 2016	December 31, 2015
Real estate held-for-sale
Land	$30,111	25,994
Rental properties	1,748	17,162
Residential single-family	3,840	2,924
Other	30	258
Total real estate held-for-sale	$35,729	46,338

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of
	September 30, 2016	December 31, 2015
Real estate held-for-investment
Land	$20,830	30,369
Other	890	921
Total real estate held-for-investment	$21,720	31,290

The amount of interest capitalized to land held-for-investment associated with real estate development improvements for the three and nine months ended September 30, 2015 was $275,000 and $706,000, respectively.  There was no interest capitalized to land held-for-investment for the three or nine months ended September 30, 2016.

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and nine months ended September 30, 2016 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016		September 30, 2016
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$32,854	30,046	46,338	31,290
Acquired through foreclosure	949	-	4,612	-
Transfers	8,542	(8,542)	11,582	(11,582)
Transfers to property and equipment	-	-	(6,557)	-
Improvements	52	226	277	2,042
Accumulated depreciation	-	(10)	-	(30)
Sales	(6,528)	-	(17,635)	-
Impairments, net	(140)	-	(2,888)	-
End of period, net	$35,729	21,720	35,729	21,720

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

Gains or losses on sales of real estate are presented as “other revenue” in the Company’s condensed consolidated statements of operations.

The following table presents the real estate held-for-sale valuation allowance activity for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning of period	$6,917	2,532	4,400	2,940
Transfer to held-for-investment	-	-	-	(93)
Impairments, net (1)	140	546	2,888	844
Sales	(43)	(110)	(274)	(723)
End of period	$7,014	2,968	7,014	2,968

(1)  Tax certificate impairments are not included.

8.     Debt

Notes Payable and Other Borrowings

BFC Financial

During July 2015, BFC entered into a Loan and Security Agreement and related agreements, including a Pledge Agreement (as amended in March 2016), with Stifel Bank & Trust, which allows for borrowings by the Company of up to $10.0 million on a revolving basis. Amounts borrowed under the facility will accrue interest at the lender’s prime rate plus 5.0% or one-month LIBOR plus 7.5%, at the option of the Company upon a drawdown of the facility. Payments of interest for prime rate advances are payable quarterly in arrears and for LIBOR advances are payable at the end of each one-month LIBOR interest period. Additional fees include an annual 0.5% fee on any unused portion of the facility. The facility currently provides for borrowings to be secured by shares of Class A Common Stock of BBX Capital held by BFC in an amount such that the principal balance outstanding under the facility will not exceed 40% of the fair market value of the pledged BBX Capital shares based on the closing price of BBX Capital’s Class A Common Stock on the New York Stock Exchange. As of September 30, 2016, BFC had not drawn down any borrowings under the Loan and Security Agreement.

Bluegreen and BBX Capital

Financial data related to lines-of-credit and notes payable facilities of Bluegreen (other than receivable-backed notes payable facilities) and of BBX Capital was as follows as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016				December 31, 2015
				Carrying				Carrying
				Amount of				Amount of
	Debt		Interest	Pledged	Debt		Interest	Pledged
	Balance		Rate	Assets	Balance		Rate	Assets
Bluegreen:
2013 Notes Payable	$54,000		5.50%	29,342	58,500		8.05%	30,411
Pacific Western Term Loan	1,812		5.78%	8,976	3,791		5.68%	10,868
Fifth Third Bank Note	4,387		3.52%	9,201	4,572		3.50%	9,336
NBA Line of Credit	6,480		5.00%	14,707	9,721		5.50%	24,246
Fifth Third Syndicated Line of Credit	15,000		3.27%	42,547	25,000		3.11%	54,312
Unamortized debt issuance costs	(1,804)		-	-	(1,975)		-	-
Total Bluegreen	$79,875	$		$104,773	$99,609	$		$129,173

BBX Capital:
Wells Fargo Capital Finance	$8,173		(1)	(2)	$8,071		$(1)	(2)
Anastasia Note	5,399		5.00%	(2)	5,330		5.00%	(2)
Iberia Line of Credit	-		3.28%	(2)	4,997		3.18%	(2)
Centennial Bank - Hoffman's	1,588		5.25%	$2,056	1,613		5.25%	$2,094
Centennial Bank - Kencraft	-		-	-	995		2.35%	995
Other	410		5.86%	-	415		5.82%	-
Unamortized debt issuance costs	(23)				(36)
Total BBX Capital	$15,547				$21,385

Total Notes Payable	$95,422				$120,994

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

Bluegreen

Significant changes related to Bluegreen’s non-receivable-backed notes payable or lines of credit during the nine months ended September 30, 2016 were as follows:

2013 Notes Payable.  In September 2016, Bluegreen amended the terms of its 2013 Notes Payable which resulted in an interest rate reduction from 8.05% to 5.50%.

BBX Capital

There was no new debt incurred under BBX Capital’s lines of credit or notes payable during the nine months ended September 30, 2016.

Centennial Bank – Kencraft.  In September 2016, BBX Capital paid the Centennial Bank – Kencraft note payable in full.

Iberia Line of Credit.   In February 2016, BBX Capital executed Addendum No. 1 to the Iberiabank Loan and Security Agreement.  The addendum replaced the debt service coverage financial covenant in this $5.0 million line of credit with a working capital to debt ratio financial covenant. In July 2016, BBX Capital repaid all borrowings then outstanding under the Iberia revolving line of credit.

As of September 30, 2016, BBX Capital was in compliance with all financial debt covenants under its debt instruments.

Receivable-Backed Notes Payable

Financial data related to Bluegreen’s receivable-backed notes payable facilities was as follows as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$32,699	4.00%	$40,253	$46,547	4.00%	$56,815
NBA Receivables Facility	16,669	4.00%	21,494	24,860	4.00 - 4.50%	29,947
Pacific Western Facility	17,711	4.76%	23,618	18,481	4.93%	23,596
Total	$67,079		$85,365	$89,888		$110,358

Non-recourse receivable-backed
notes payable:
BB&T/DZ Purchase Facility	$23,382	3.43%	$30,650	$38,228	3.33%	$50,224
Quorum Purchase Facility	26,428	4.75-6.90%	29,739	28,500	4.75-6.90%	32,303
2007 Term Securitization	-	-	-	17,642	7.32%	18,720
2008 Term Securitization	-	-	-	7,227	7.88%	7,726
2010 Term Securitization	15,764	5.54%	18,575	24,074	5.54%	28,159
2012 Term Securitization	35,489	2.94%	39,005	44,603	2.94%	49,091
2013 Term Securitization	51,429	3.20%	54,386	62,670	3.20%	66,020
2015 Term Securitization	79,551	3.02%	83,230	95,985	3.02%	100,142
2016 Term Securitization	114,822	3.35%	124,263	-	-	-
Unamortized debt issuance costs	(5,574)	-	-	(4,905)	-	-
Total	$341,291		$379,848	$314,024		$352,385
Total receivable-backed debt	$408,370		$465,213	$403,912		$462,743

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during the nine months ended September 30, 2016 were as follows:

Liberty Bank Facility.  In March 2016, Bluegreen repaid $24.2 million, including accrued interest, under the facility in connection with the 2016 Term Securitization described below.

NBA Receivables Facility.  In September 2016, NBA agreed to advance eligible timeshare receivables through December 16, 2016 in a minimum amount of $15.0 million, but not to exceed $45.0 million of outstanding borrowings and subject to certain conditions and other terms of the facility at a reduced interest rate equal to 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%).

BB&T/DZ Purchase Facility.  In March 2016, Bluegreen repaid $49.0 million, including accrued interest, under the facility in connection with the 2016 Term Securitization described below.

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

The amount of the timeshare receivables sold to BXG Receivable Note Trust 2016 (the “2016 Trust”) was $145.0 million, $122.3 million of which was sold to the 2016 Trust at closing and $22.7 million of which was subsequently sold to the 2016 Trust during the nine months ended September 30, 2016.  The gross proceeds of such sales to the 2016 Trust were $130.5 million.  A portion of the proceeds were used to: repay the BB&T/DZ Purchase Facility a total of $49.0 million, representing all amounts then outstanding under the facility (including accrued interest); repay $24.2 million under the Liberty Bank Facility, which includes accrued interest; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2016 Term Securitization, Bluegreen, as servicer, funded $11.3 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2007-A, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization.  In April 2016, Bluegreen, as servicer, funded $6.1 million in connection with the servicer redemption of the notes related to the BXG Receivables Note Trust 2008-A, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization.  The remainder of the net proceeds from the 2016 Term Securitization of $36.0 million was used by Bluegreen for general corporate purposes.

While ownership of the timeshare receivables included in the 2016 Term Securitization was transferred and sold for legal purposes, the transfer of these timeshare receivables was accounted for as a secured borrowing for financial accounting purposes.  Accordingly, no gain or loss was recognized as a result of this transaction.  Subject to the performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2016 Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2016 Term Securitization) on a pro-rata basis as borrowers make payments on their timeshare loans.

See Note 13 to the Consolidated Financial Statements included in the 2015 Annual Report for additional information with respect to Bluegreen’s receivable backed notes payable facilities.

As of September 30, 2016, Bluegreen was in compliance with all financial debt covenants under its debt instruments.

Junior Subordinated Debentures

Woodbridge and Bluegreen Junior Subordinated Debentures

Woodbridge and Bluegreen have each formed statutory business trusts which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. These trusts are variable interest entities in which Woodbridge and Bluegreen, respectively, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these business trusts; instead, the trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. During the nine months ended September 30, 2016, there were no significant changes related to Woodbridge’s $83.3 million of junior subordinated debentures (net of $1.8 million of unamortized debt issuance costs) or Bluegreen’s $68.7 million of junior subordinated debentures (net of $39.8 million of purchase accounting adjustments and unamortized debt issuance costs).

9.    Income Taxes

Prior to May 1, 2015, BFC, BBX Capital and Bluegreen filed separate federal income tax returns with the Internal Revenue Service and maintained a valuation allowance against certain deferred tax assets. As a result of the increase in BFC’s ownership interest in BBX Capital in connection with the purchase of additional shares of BBX Capital’s Class A Common Stock during April 2015, BFC now files a consolidated group federal income tax return with BBX Capital, Woodbridge and Bluegreen. During the quarter ended June 30, 2015, BFC evaluated positive and negative evidence available,  including the ability to file a consolidated return with BBX Capital, Woodbridge and Bluegreen, the expected future reversal of existing taxable temporary differences, and expected future taxable income (primarily of Bluegreen) exclusive of reversing temporary differences and carry forwards.  Based on such evaluation, BFC determined that it was more likely than not that it would be able to realize certain deferred tax assets against which it had previously carried a valuation allowance.  As a result, in consideration of the expected realization of deferred tax assets, BFC released a portion of its valuation allowance and recognized a   $3.3 million expense and an $89.0 million benefit for income taxes for the three and nine months ended September 30, 2015.

Provision for Income Taxes

BFC’s combined estimated annual effective income tax rate was approximately 47.0% for the three and nine months ended September 30, 2016. BFC’s effective tax rate was applied to income before income taxes reduced by net income attributable to noncontrolling interests for joint ventures taxed as partnerships.   The estimated annual effective tax rate was higher than the U.S. federal statutory rate primarily due to state income taxes and non-deductible expenses.

For the period from January 1, 2015 through April 30, 2015, BFC’s provision for income taxes was based on Bluegreen’s income at an estimated effective income tax rate of 39%.  During this period, BFC and BBX Capital maintained a full valuation allowance and had no provision for income taxes.  For the five months ended September 30, 2015, as a result of the change in the consolidated tax status of the Company, the combined annual effective tax rate was estimated at 4%, which took into account the tax benefit arising from the release of a portion of BFC’s deferred tax asset valuation allowance discussed above.

 Bluegreen

In August 2015, Bluegreen received notice from the Internal Revenue Service that its Income Tax Return for the year ended December 31, 2013 was selected for examination.  In September 2015, the examination was extended to include the tax year ended December 31, 2012.  In October 2015, the examination was further extended to include payroll taxes for the year ended December 31, 2013.  In April 2016, Bluegreen received notification from the Internal Revenue Service that the 2013 payroll tax examination was closed with no adjustments.  In May 2016, Bluegreen received notification from the Internal Revenue Service that the examination for the tax years ended December 2013 and December 2012 was closed with no adjustments.

Certain of Bluegreen’s state filings are under routine examination.  While there is no assurance as to the results of these examinations, Bluegreen does not currently anticipate any material adjustments in connection with these examinations.

10.    Commitments and Contingencies

In the ordinary course of business, BFC and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for matters in which management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  There are no reserves accrued by the Company with respect to legal proceedings as of September 30, 2016.    However, litigation is inherently uncertain.  Adverse judgments and the costs of defending or resolving legal claims may be substantial and may have a material adverse impact on BFC’s results of operations or financial condition.

Management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur.  In certain matters, management is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss.  Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported their claim.

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

The following is a description of certain ongoing or recently concluded litigation matters:

Securities and Exchange Commission Complaint

In early 2012, the SEC brought suit against BBX Capital and Alan B. Levan, BBX Capital’s then-serving Chairman and Chief Executive Officer, alleging disclosure and accounting violations arising from public disclosures published in, or for the fiscal year ended, December 31, 2007. The case is styled In re: Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan.  Prior to trial, the district court entered two summary judgments, one finding as a matter of fact that three sentences in an earnings conference call on July 25, 2007 were false, and the other striking a reliance on accountant’s defense.  On December 15, 2014, the jury rendered a verdict finding in favor of BBX Capital and Mr. Alan Levan on all of the claims but the two tied to the pretrial summary judgments.  Following the trial, the district court entered a final judgment (i) barring Mr. Alan Levan from serving as an officer or director of any SEC reporting company for two years commencing on December 23, 2015, (ii) imposing monetary penalties of $4,550,000 against BBX Capital and $1,300,000 against Mr. Alan Levan; and (iii) permanently restraining BBX Capital and Mr. Alan Levan from violating securities laws.  As a result of the court’s decision, effective December 23, 2015, Mr. Alan Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC. BBX Capital and Mr. Alan Levan appealed the district court’s judgment to the Eleventh Circuit Court of Appeals.  On September 28, 2016, the Eleventh Circuit Court of Appeals reversed the pretrial summary judgments and set aside the judgment of the district court.  The reversal, once final, will terminate the financial penalties and set aside the two year officer and director bar imposed against Mr. Alan Levan.  The court remanded the case for a new trial on the two claims stripped of the summary judgments. The SEC has the right to seek a retrial of the two claims. The order entered by the Eleventh Circuit Court of Appeals will not be final until the time to file motions for rehearing expire or any filed motions for rehearing are denied. Once the decision is final, it is expected that Mr. Alan Levan will be re-appointed as Chairman, Chief Executive Officer and President of BFC and as Chairman and Chief Executive Officer of BBX Capital.  Mr. Alan Levan continues to serve BFC and BBX Capital in a non-executive capacity as Founder and strategic advisor to each company’s board of directors.

Litigation Regarding Proposed Merger

On August 10, 2016, Shiva Stein filed a lawsuit against BFC, Merger Sub, BBX Capital and the members of BBX Capital’s board of directors, which seeks to establish a class of BBX Capital’s shareholders and challenges the currently proposed Merger pursuant to which BBX Capital would merge with and into a wholly owned subsidiary of BFC.  This action, styled Shiva Stein, on behalf of herself and all others similarly situated, v. BBX Capital Corp., John E. Abdo, Norman H. Becker, Steven M. Coldren, Willis N. Holcombe, Jarett S. Levan, Anthony P. Segreto, Charlie C. Winningham, II, BFC Financial Corporation and BBX Merger Subsidiary LLC, Case No. CACE16014713, was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The plaintiff asserts that the proposed Merger consideration undervalues BBX Capital and is unfair to BBX Capital’s public shareholders, that the sales process was unfair and that BBX Capital’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BBX Capital because, among other reasons, they failed to take steps to maximize the value of BBX Capital to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BFC, as the controlling shareholder of BBX Capital, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BBX Capital by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BBX Capital’s public shareholders. In addition, the lawsuit includes a cause of action against BBX Capital, BFC and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requests that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  BFC and BBX Capital believe that the lawsuit is without merit and intend to vigorously defend the action.

A second lawsuit which sought to challenge the merger and included many of the same claims as set forth in the Stein action described above was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida during September 2016. This lawsuit was dismissed with prejudice during October 2016.

The following is a description of certain commitments and guarantees:

In June 2015, Bluegreen entered into certain agreements with its former CEO, Mr. John Maloney, who resigned from Bluegreen on May 27, 2015.  Under the terms of these agreements, Mr. Maloney received $3.8 million upon execution and is entitled to be paid an additional $2.9 million over the 2 year period ending in June 2017 in exchange for ongoing services during the term of the agreements.

BBX Capital guarantees certain obligations of its wholly owned subsidiaries and unconsolidated real estate joint ventures as described below:

•

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of September 30, 2016.

•

In July 2014, BBX Capital entered into the Hialeah Communities joint venture with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida.  BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan as part of a $31.0 million acquisition and development loan.  In March 2016, the loan was modified reducing the loan balance from $31.0 million to $26.5 million.  BBX Capital is a guarantor of up to $5.3 million of the joint venture’s $26.5 million acquisition and development loan.

•

BBX Capital is a guarantor on a $5.5 million note payable of Anastasia owed to the seller.  The Anastasia note payable is also secured by the common stock of Anastasia.  In October 2016, BBX Capital made a $2.0 million scheduled principal payment and the outstanding principal balance of the note payable to Anastasia was reduced to $3.5 million.

•

On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements with Iberiabank, which provides for borrowings of up to $5.0 million on a revolving basis.  In February 2016, BBX Sweet Holdings executed Addendum No. 1 to the Iberiabank Loan and Security Agreement.  The addendum replaced the debt service coverage financial covenant with a working capital to debt ratio financial covenant.  The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital.  BBX Sweet Holdings was in compliance with the debt financial covenants as of September 30, 2016.

•	BBX Sweet Holdings and BBX Capital are guarantors of a $1.6 million note payable of Hoffman’s owed to Centennial Bank. This note is secured by $2.1 million of properties and equipment.

•	In connection with the Kencraft acquisition, BBX Sweet Holdings issued a $400,000 note payable maturing on April 1, 2017 to the seller. BBX Capital is the guarantor on this note payable.

11.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at September 30, 2016 and December 31, 2015 (in thousands):

	As of
	September 30,	December 31,
	2016	2015
BBX Capital	$65,639	62,728
Joint ventures and other	42,448	43,352
Total noncontrolling interests	$108,087	106,080

The following table summarizes the net income (loss) recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

BBX Capital	$3,863	585	3,395	2,430
Joint ventures and other	1,739	3,728	6,505	11,486
Net income attributable to noncontrolling interests	$5,602	4,313	9,900	13,916

12.    Certain Relationships and Related Party Transactions

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

On May 8, 2015, BFC, BBX Capital, Woodbridge, Bluegreen and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal income tax returns.  The parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  Bluegreen paid BFC $20.4 million and $10.3 million during the nine months ended September 30, 2016 and 2015, respectively, pursuant to the agreement.

On September 4, 2015, BFC entered into Share Exchange Agreements with Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise (collectively, the “BBX Capital RU Holders”) as holders of restricted stock units of Class A Common Stock of BBX Capital (“BBX Capital RSUs”).  Pursuant to the Share Exchange Agreements, (a) each BBX Capital RSU Holder granted BFC the option to acquire, simultaneously with the vesting of each BBX Capital RSU, some or all of the shares of BBX Capital’s Class A Common Stock which, absent the Share Exchange Agreement, would (after withholding) have been received by the BBX Capital RSU Holder upon the vesting of the BBX Capital RSU and (b) BFC agreed to issue to the BBX Capital RSU Holder shares of BFC’s Class A Common

Stock or Class B Common Stock having an aggregate market value equal to the aggregate market value of the shares of BBX Capital’s Class A Common Stock acquired by BFC upon the option exercise. Pursuant to the Share Exchange Agreements, the market value of the shares of BFC’s Class A Common Stock and Class B Common Stock and of BBX Capital’s Class A Common Stock is the closing price of the applicable class of stock on the trading day immediately preceding the date of closing of the share exchange.

On September 1, 2015, BFC’s Board of Directors approved (a) the exercise in full of BFC’s options with respect to all of the BBX Capital RSUs held by the BBX Capital RSU Holder which vested on September 30, 2015 and (b) the issuance of shares of BFC’s Class B Common Stock in exchange therefor.   In connection with this option exercise, on September 30, 2015, BFC issued a total of 1,218,476 shares of its Class B Common Stock to the BBX Capital RSU Holder and received a total of 221,821 shares of BBX Capital’s Class A Common Stock in exchange therefor.  The share exchanges were effected simultaneously with the vesting of the applicable BBX Capital RSUs on September 30, 2015 and were based on the closing prices of BFC’s Class B Common Stock and BBX Capital’s Class A Common Stock on September 29, 2015 of $2.88 per share and $15.82 per share, respectively. The following table sets forth the number of shares of BFC’s Class B Common Stock issued to each BBX Capital RSU Holder on September 30, 2015 and the number of shares of BBX Capital’s Class A Common Stock which BFC received in exchange therefor.

Individual Reporting Person	Number of Shares of BFC’s Class B Common Stock Issued to the BBX Capital RSU Holder during 2015	Number of Shares of BBX Capital’s Class A Common Stock Received by BFC during 2015
Alan B. Levan	405,624	73,843
John E. Abdo	405,624	73,843
Jarett S. Levan	204,413	37,213
Seth M. Wise	202,815	36,922
Total	1,218,476	221,821

On September 12, 2016, BFC’s Board of Directors approved (a) the exercise in full of BFC’s options with respect to all of the BBX Capital RSUs held by the BBX Capital RSU Holders which were scheduled to vest between September 30, 2016 and October 4, 2016 and (b) the issuance of shares of BFC’s Class B Common Stock in exchange therefor.    In addition, during September 2016, each BBX Capital RSU Holder agreed, as a result of BFC’s and BBX Capital’s entry into the Merger Agreement on July 27, 2016 and the 5.4 exchange ratio contemplated thereby, to receive no more than 5.4 shares of BFC’s Class A Common Stock or Class B Common Stock for each share of BBX Capital’s Class A Common Stock subject to vested BBX Capital RSUs with respect to any share exchanges effected during the pendency of the Merger Agreement. Between September 30, 2016 and October 4, 2016, BFC issued a total of  1,530,822 shares of its Class B Common Stock to the BBX Capital RSU Holders and received a total of 283,486 shares of BBX Capital’s Class A Common Stock in exchange therefor. Because the exchange ratio calculated by dividing the closing price of BBX Capital’s Class A Common Stock on each relevant date by the closing price of BFC’s Class B Common Stock on each such date exceeded 5.4, BFC issued 5.4 shares of its Class B Common Stock for each share of BBX Capital’s Class A Common Stock received by it between September 30, 2016 and October 4, 2016.  The following table sets forth the number of shares of BFC’s Class B Common Stock issued to each BBX Capital RSU Holder in exchange for shares of BBX Capital’s Class A Common Stock which BFC received.

Individual Reporting Person	Date of Share Exchange	Number of Shares of BFC’s Class B Common Stock Issued to the BBX Capital RSU Holder	Number of Shares of BBX Capital’s Class A Common Stock Received by BFC
Alan B. Levan	9/30/2016	398,752	73,843
	10/1/2016	107,800	19,963
John E. Abdo	9/30/2016	398,752	73,843
	10/2/2016	107,800	19,963
Jarett S. Levan	9/30/2016	204,962	37,956
	10/3/2016	53,897	9,981
Seth M. Wise	9/30/2016	204,962	37,956
	10/4/2016	53,897	9,981
Total		1,530,822	283,486

For the three and nine months ended September 30, 2016 and 2015, the Company paid Abdo Companies, Inc. approximately $77,000 and $230,000, respectively, for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

The Company currently reports its results of operations through two reportable segments: Bluegreen and BBX Capital.  Included in “Other” are interest expense associated with Woodbridge’s trust preferred securities (“TruPs”), corporate overhead of BFC and Woodbridge, and BFC’s other income.

The Company evaluates segment performance based on segment net income (loss).

Set forth below is summary information regarding the Company's reportable segments:

Bluegreen

Bluegreen markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or are owned by others in which case Bluegreen earns fees for providing these services.  Bluegreen also earns fees by providing club and property owners’ association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to credit-qualified purchasers of VOIs, which provides significant interest income.

BBX Capital

BBX Capital is involved in the acquisition, ownership and management of investments in real estate and real estate development projects, as well as investments in operating businesses. The BBX Capital reportable segment consists of the activities associated with managing BBX Capital’s commercial loan portfolio and real estate properties, the portfolio of charged off loans retained by BBX Capital as part of its sale of BankAtlantic to BB&T, and the activities of Renin and BBX Sweet Holdings. BBX Capital also holds a 46% equity interest in Woodbridge, which owns 100% of Bluegreen.  BBX Capital’s earnings attributable to its interest in Woodbridge are eliminated in consolidation.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2016 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other (1)	Eliminations	Total
Revenues:
Sales of VOIs	$71,741	-	-	-	71,741
Fee-based sales commission revenue	59,383	-	-	-	59,383
Other fee-based services revenue	26,810	-	-	-	26,810
Trade sales	-	22,078	-	-	22,078
Interest income	22,698	1,321	-	(2,000)	22,019
Other revenue	-	6,305	-	(100)	6,205
Total revenues	180,632	29,704	-	(2,100)	208,236

Costs and Expenses:
Cost of sales of VOIs	5,827	-	-	-	5,827
Cost of other fee-based services	17,057	-	-	-	17,057
Cost of trade sales	-	16,674	-	-	16,674
Interest expense	8,409	(128)	3,236	(2,000)	9,517
Recoveries from loan losses	-	(10,944)	-	-	(10,944)
Recoveries of assets, net	-	(30)	-	-	(30)
Selling, general and administrative expenses	110,972	17,321	5,532	(241)	133,584
Total costs and expenses	142,265	22,893	8,768	(2,241)	171,685

Equity in earnings of Woodbridge Holdings, LLC	-	10,307	-	(10,307)	-
Equity in net earnings of unconsolidated real
estate joint ventures	-	4,480	(68)	68	4,480
Foreign exchange gain	-	5	-	-	5
Other income (loss)	511	-	1,088	(140)	1,459
Income (loss) before income taxes	38,878	21,603	(7,748)	(10,238)	42,495
(Provision) benefit for income taxes	(14,467)	(5)	98	(4,744)	(19,118)
Net income (loss)	$24,411	21,598	(7,650)	(14,982)	23,377
Less: Net income (loss) attributable to
noncontrolling interests	1,775	(101)	-	3,928	5,602
Net income (loss) attributable to BFC	$22,636	21,699	(7,650)	(18,910)	17,775

Total assets	$1,114,426	407,212	45,609	(162,118)	1,405,129

(1)	Includes interest expense associated with Woodbridge’s TruPs, corporate overhead of BFC and Woodbridge, and BFC’s other income.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2015 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other (1)	Eliminations	Total
Revenues:
Sales of VOIs	$78,072	-	-	-	78,072
Fee-based sales commission	51,029	-	-	-	51,029
Other fee-based services revenue	24,785	-	-	-	24,785
Trade sales	-	21,537	-	-	21,537
Interest income	21,975	2,720	-	(2,000)	22,695
Other revenue	-	1,278	-	(105)	1,173
Total revenues	175,861	25,535	-	(2,105)	199,291

Costs and Expenses:
Cost of sales of VOIs	7,039	-	-	-	7,039
Cost of other fee-based services	14,797	-	-	-	14,797
Cost of sales	-	16,186	-	-	16,186
Interest expense	8,157	5	3,223	(2,124)	9,261
Recoveries from loan losses	-	(4,427)	-	-	(4,427)
Asset impairments	-	274	-	-	274
Selling, general and administrative expenses	104,773	20,401	7,173	(259)	132,088
Total costs and expenses	134,766	32,439	10,396	(2,383)	175,218

Equity earnings from Woodbridge Holdings, LLC	-	10,306	-	(10,306)	-
Equity loss from unconsolidated entities	-	(158)	(70)	70	(158)
Foreign exchange gain (loss)	-	(236)	-	-	(236)
Other income, net	936	-	565	(296)	1,205
Income (loss) before taxes	42,031	3,008	(9,901)	(10,254)	24,884
(Provision) benefit for income taxes	(15,048)	31	(2,543)	13,347	(4,213)
Net income (loss)	26,983	3,039	(12,444)	3,093	20,671
Less: Net income (loss) attributable to
noncontrolling interests	3,732	(77)	-	658	4,313
Net income (loss) attributable to BFC	$23,251	3,116	(12,444)	2,435	16,358

Total assets	$1,087,378	390,655	364,211	(492,865)	1,349,379

(1)	Includes interest expense associated with Woodbridge’s TruPs, corporate overhead of BFC and Woodbridge, and BFC’s other income.

The table below sets forth the Company’s segment information for the nine months ended September 30, 2016 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other (1)	Eliminations	Total
Revenues:
Sales of VOIs	$196,653	-	-	-	196,653
Fee-based sales commission revenue	153,718	-	-	-	153,718
Other fee-based services revenue	78,421	-	-	-	78,421
Trade sales	-	64,290	-	-	64,290
Interest income	66,931	3,301	-	(6,000)	64,232
Other revenue	-	9,824	-	(298)	9,526
Total revenues	495,723	77,415	-	(6,298)	566,840

Costs and Expenses:
Cost of sales of VOIs	19,409	-	-	-	19,409
Cost of other fee-based services	48,644	-	-	-	48,644
Cost of trade sales	-	50,680	-	-	50,680
Interest expense	24,461	-	9,861	(6,000)	28,322
Recoveries from loan losses	-	(18,979)	-	-	(18,979)
Asset impairments	-	1,692	-	-	1,692
Selling, general and administrative expenses	316,506	53,022	19,053	(738)	387,843
Total costs and expenses	409,020	86,415	28,914	(6,738)	517,611

Equity in earnings of Woodbridge Holdings, LLC	-	22,101	-	(22,101)	-
Equity in net earnings of unconsolidated real
estate joint ventures	-	5,793	86	(86)	5,793
Foreign exchange gain	-	325	-	-	325
Other income	597	-	1,753	(439)	1,911
Income (loss) before income taxes	87,300	19,219	(27,075)	(22,186)	57,258
(Provision) benefit for income taxes	(31,342)	(5)	869	6,621	(23,857)
Net income (loss)	$55,958	19,214	(26,206)	(15,565)	33,401
Less: Net income attributable to
noncontrolling interests	6,578	14	-	3,308	9,900
Net income (loss) attributable to BFC	$49,380	19,200	(26,206)	(18,873)	23,501

(1)	Includes interest expense associated with Woodbridge’s TruPs, corporate overhead of BFC and Woodbridge, and BFC’s other income.

The table below sets forth the Company’s segment information for the nine months ended September 30, 2015 (in thousands):

	Reportable Segments
		BBX			Segment
	Bluegreen	Capital	Other (1)	Eliminations	Total
Revenues:
Sales of VOIs	$190,986	-	-	-	190,986
Fee-based sales commission revenue	131,603	-	-	-	131,603
Other fee-based services revenue	73,486	-	-	-	73,486
Trade sales	-	60,655	-	-	60,655
Interest income	62,290	5,628	-	(3,622)	64,296
Other revenue	-	19,576	-	(300)	19,276
Total revenues	458,365	85,859	-	(3,922)	540,302

Costs and Expenses:
Cost of sales of VOIs	19,286	-	-	-	19,286
Cost of other fee-based services	46,346	-	-	-	46,346
Cost of trade sales	-	44,216	-	-	44,216
Interest expense	26,426	193	7,205	(4,040)	29,784
Recoveries from loan losses, net	-	(14,856)	-	-	(14,856)
Recoveries of assets, net	-	(1,599)	-	-	(1,599)
Litigation settlement	-	-	36,500	-	36,500
Selling, general and administrative expenses	274,601	52,472	17,430	(770)	343,733
Total costs and expenses	366,659	80,426	61,135	(4,810)	503,410

Equity earnings from Woodbridge Holdings, LLC	-	5,941	-	(5,941)	-
Equity loss from unconsolidated entities	-	(753)	(195)	195	(753)
Foreign exchange gain (loss)	-	(635)	-	-	(635)
Other income, net	2,775	-	1,552	(907)	3,420
Income (loss) before taxes	94,481	9,986	(59,778)	(5,765)	38,924
(Provision) benefit for income taxes	(33,575)	250	72,928	37,928	77,531
Net income	60,906	10,236	13,150	32,163	116,455
Less: Net income attributable to
noncontrolling interests	9,343	1,948	-	2,625	13,916
Net income attributable to BFC	$51,563	8,288	13,150	29,538	102,539

(1)	Includes interest expense associated with Woodbridge’s TruPs, corporate overhead of BFC and Woodbridge, and BFC’s other income.

14.    Fair Value Measurement

Assets and liabilities on a recurring basis

There were no significant assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of September 30, 2016 or December 31, 2015.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2016 (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted prices in	Significant		Total
	Amount	Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2016	(Level 1)	(Level 2)	(Level 3)	September 30, 2016
Loans measured for
impairment using the fair value
of the underlying collateral	$5,759	-	-	5,759	101

Impaired real estate held-for-sale	4,292	-	-	4,292	2,596
Total	$10,051	-	-	10,051	2,697

(1)	Total impairments represent the amount of losses recognized during the nine months ended September 30, 2016 on assets that were held and measured at fair value as of September 30, 2016.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis as of September 30, 2016 is as follows (Fair Value in thousands):

As of September 30, 2016	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$5,759	Collateral	Value less Cost to Sell	$0.1 - $0.7 million ($0.3 million)

Impaired real estate		Fair Value of
held-for-sale	4,292	Property	Asset Purchase Agreements	$0.3 - $1.5 million ($0.8 million)
Total	$10,051

(1)	Range and average appraised values were reduced by estimated costs to sell.
(2)	Average was computed by dividing the aggregate amounts by the number of loans or real estate properties.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2015 (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted prices in	Significant		Total
	Amount	Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	September 30, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$186	-	-	186	120
Impaired real estate held-for-sale
and held-for-investment	1,612	-	-	1,612	1,046
Impaired loans held-for-sale	4,759	-	-	4,759	207
Total	$6,557	-	-	6,557	1,373

(1)	Total impairments represent the amount of losses recognized during the nine months ended September 30, 2015 on assets that were held and measured at fair value as of September 30, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis as of September 30, 2015 was as follows (Fair Value in thousands):

As of September 30, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for impairment			Discount Rates and
using the fair value of the		Fair Value of	Appraised Value
underlying collateral	$186	Collateral	less Cost to Sell	$0.3 million ($0.3 million)

Impaired real estate held-for-		Fair Value of	Discount Rates and Appraised
sale and held-for-investment	1,612	Property	Value less Cost to Sell	$0.4 - $0.7 million ($0.5 million)

		Fair Value of	Discount Rates and Appraised
Impaired loans held-for-sale	4,759	Collateral	Value less Cost to Sell	$0.1 -$0.5 million ($0.2 million)
Total	$6,557

(1)	Range and average appraised values were reduced by estimated costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no significant liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of September 30, 2016 or December 31, 2015.

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

Real Estate Held-for-Sale and Held-for-Investment

Real estate is generally valued using third party appraisals or broker price opinions.  These appraisals generally use the market or income approach valuation techniques and use market observable data to formulate an estimate of the fair value of the properties.  The market observable data typically consists of comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates.  The above inputs are considered Level 3 inputs as the appraiser uses professional judgment in the calculation of the fair value of the properties.

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments as of September 30, 2016 and December 31, 2015 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September 30,	September 30,	Assets	Inputs	Inputs
	2016	2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$280,637	280,637	280,637	-	-
Restricted cash	58,030	58,030	58,030	-	-
Loans receivable including loans held-
for-sale, net	$28,616	31,176	-	-	31,176
Notes receivable, net	424,533	545,000	-	-	545,000
Notes receivable from preferred shareholders (1)	5,000	4,500	-	-	4,500

Financial liabilities:
Receivable-backed notes payable	$408,370	416,300	-	-	416,300
Notes and mortgage notes payable and
other borrowings	95,422	97,451	-	-	97,451
Junior subordinated debentures	151,976	128,000	-	-	128,000
Shares subject to mandatory redemption	13,409	11,900	-	-	11,900

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$198,905	198,905	198,905	-	-
Restricted cash	59,365	59,365	59,365	-	-
Loans receivable including loans held-
for-sale, net	$55,389	63,668	-	-	63,668
Notes receivable, net	415,598	495,000	-	-	495,000
Notes receivable from preferred shareholders (1)	5,063	4,500	-	-	4,500

Financial liabilities:
Receivable-backed notes payable	$403,912	406,600	-	-	406,600
Notes and mortgage notes payable and
other borrowings	120,994	124,456	-	-	124,456
Junior subordinated debentures	150,485	116,500	-	-	116,500
Shares subject to mandatory redemption	13,098	11,900	-	-	11,900

(1)	Notes receivable from preferred shareholders is included in other assets on BFC’s condensed consolidated statements of financial condition as of September 30, 2016 and December 31, 2015.

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

15.    Subsequent Event

BBX Capital obtained entitlements to develop raw land in St. Johns County, Florida into 1,476 finished lots which will comprise the Beacon Lake Community.  BBX Capital acquired this undeveloped property through foreclosure and intends to sell the finished lots to home builders.  The Meadow View at Twin Creeks Community Development District (“CDD”) was formed by St. Johns County in connection with the issuance of community development bonds to fund infrastructure improvements in the Beacon Lake Community.  In November 2016, the CDD issued $21.4 million of bonds.  The CDD bonds are secured by a lien on the property and are repaid through special assessments on the property.  The CDD bonds are nonrecourse to BBX Capital.  The carrying value of the property was $9.7 million as of September 30, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This document contains forward-looking statements based largely on current expectations of BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements. Forward-looking statements can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based largely on management’s expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. We can give no assurance that such expectations will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report.  The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of BFC, its subsidiaries and their respective investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance.

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

•

risks associated with the currently proposed merger between BFC and BBX Capital, including that the merger may not be consummated when expected, on the contemplated terms, or at all, that the potential benefits of the merger may not be realized, and that BFC’s cash position may be materially impacted if a large percentage of BBX Capital’s shareholders elect to receive cash consideration in the merger, by the exercise of appraisal rights in connection with the merger or as a result of the shareholder litigation challenging the merger;

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
•

Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including risks associated with, and the impact of, regulatory examinations or audits of its operations, and the costs associated with regulatory compliance;

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

•

Adverse outcomes in legal or other regulatory proceedings, including claims of noncompliance with applicable regulations or development related defects, could adversely affect Bluegreen’s financial condition and operating results;

•

Results of audits of Bluegreen’s tax returns or those of Bluegreen’s subsidiaries, or the imposition of additional taxes on its operations, may have a material adverse impact on Bluegreen’s financial condition;

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
•

the risk that the SEC may seek a rehearing of the Eleventh Circuit Court of Appeals ruling that set aside the judgment and penalties imposed by the district court in connection with the action brought by the SEC against BBX Capital and Alan B. Levan, BBX Capital’s former Chairman and Chief Executive Officer;

•

the risk that the SEC prevails in a rehearing or a new trial and BBX Capital’s insurance carrier seeks to obtain reimbursement of the amounts it previously advanced to BBX Capital in connection with the action brought by the SEC against BBX Capital and Alan B. Levan;

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

In addition, this document contains forward looking statements relating to BBX Capital’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and BBX Capital’s current and anticipated investments in operating businesses may not achieve the returns anticipated or may not be profitable, including the risks associated with the operations and activities of:

•	BBX Capital’s investment in Bluegreen (through Woodbridge),
•	BBX Sweet Holdings’ investments in its acquired businesses,
•	BBX Capital’s anticipated investments in MOD Super Fast Pizza franchise locations, and
•	BBX Capital’s investment with BFC in Renin.

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

Overview

BFC is a holding company whose principal holdings include its investment in BBX Capital and a direct 54% equity interest in Woodbridge. Woodbridge owns 100% of Bluegreen. BBX Capital owns the remaining 46% equity interest in Woodbridge.  BFC currently has an approximately 82% equity interest and 90% voting interest in BBX Capital.

As of September 30, 2016, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity attributable to BFC of approximately $400.6  million.  Net income attributable to BFC for the three and nine months ended September 30, 2016 was approximately $17.8  million and $23.5 million, respectively.

BFC and BBX Capital entered into a definitive merger agreement in July 2016 which provides for the merger of BBX Capital with and into a wholly owned subsidiary of BFC.  See Note 1 included under Item 1 of this report for additional information regarding the merger agreement.

We currently report the results of our business activities through two segments:  Bluegreen and BBX Capital.  Our consolidated results of operations also include the results and expenses of BFC and Woodbridge, in each case at its parent company level, all of which are included as “Other”.  See Note 13 included under Item 1 of this report for additional information regarding our segment reporting.

Summary of Consolidated Results of Operations

Information regarding net income attributable to BFC by segment for the three and nine months ended September 30, 2016 and 2015 is set forth in the table below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change

Income from Bluegreen	$38,878	42,031	(3,153)	87,300	94,481	(7,181)
Income from BBX Capital	21,603	3,008	18,595	19,219	9,986	9,233
Loss from Other	(7,748)	(9,901)	2,153	(27,075)	(59,778)	32,703
Eliminations	(10,238)	(10,254)	16	(22,186)	(5,765)	(16,421)
Income before income taxes	42,495	24,884	17,611	57,258	38,924	18,334
Benefit (provision) for income taxes	(19,118)	(4,213)	(14,905)	(23,857)	77,531	(101,388)
Net income	23,377	20,671	2,706	33,401	116,455	(83,054)
Less: Net income attributable to noncontrolling interests	5,602	4,313	1,289	9,900	13,916	(4,016)
Net income attributable to BFC	$17,775	16,358	1,417	23,501	102,539	(79,038)

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

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, which it refers to as its “capital-light” business strategy, involving activities that typically do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs under Bluegreen’s traditional vacation ownership business. Bluegreen believes its capital-light business strategy enables it to leverage its expertise and existing infrastructure in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties.  Bluegreen’s strategy is for its capital-light business activities to become an increasing portion of its business over time; however, these efforts may not be successful. As of September 30, 2016, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements

Bluegreen offers sales and marketing services to third-party developers for a fee.  Under these arrangements, Bluegreen sells third-party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis.  Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus an operating profit.  Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements. However, Bluegreen is at risk that third-party developers of resorts under fee-based sales and marketing arrangements do not deliver the resorts’ VOIs when planned, or do not fulfill their obligations to Bluegreen or to the POAs that maintain the resorts they developed. Notes receivable originated in connection with Bluegreen’s sale of third party VOIs under commission-based arrangements are held by the third party developer and in certain cases are serviced by Bluegreen for a fee.  Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales.”

Just-In-Time Inventory Acquisition Arrangements

Bluegreen enters into agreements with third-party developers that allow Bluegreen to buy VOI inventory from time to time in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Bluegreen typically enters into such arrangements on a non-committed basis, although Bluegreen may enter into committed arrangements under certain circumstances. Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects. However, Bluegreen is at risk that third party developers of resorts under just-in-time acquisition arrangements do not deliver the resorts’ VOIs when planned, or do not fulfill their obligations to Bluegreen or to the POAs that maintain the resorts they developed.  Unlike FBS Sales, receivables originated in connection with sales of just-in-time inventory are held by Bluegreen. Bluegreen refers to sales of inventory acquired through these arrangements as “Just-In-Time Sales.”

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

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs.  In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services. In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative services.  As of September 30, 2016, Bluegreen provided management services to  47 timeshare resort properties and hotels.  Other fee-based services also include the processing of sales of VOIs through Bluegreen’s wholly owned title company, which earns title fees in connection with the closing of VOI transactions. Bluegreen also generates fee-based income by providing construction, design and management services, and mortgage servicing.

During the three months ended September 30, 2016:

•	Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $18.6 million compared to $32.7 million during the same period in 2015.

•	Bluegreen earned net income of $24.4 million compared to $27.0 million during the same period in 2015.

•

System-wide sales of VOIs which include sales of traditional inventory, Secondary Market Sales, FBS Sales, and Just-In-Time Sales were $172.7 million compared to $162.0 million during the same period in 2015.

•

Bluegreen sold $88.1 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $59.4 million in connection with those sales. During the same period in 2015, Bluegreen sold $70.4 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $51.0 million in connection with those sales.  In addition, Bluegreen sold $11.1 million of inventory under Just-In-Time Sales arrangements, gross of equity trade allowances, during the third quarter of 2016 compared to $3.1 million during the same period in 2015.

•	Bluegreen sold $45.4 million of inventory under Secondary Market Arrangements, gross of equity trade allowances, compared to $42.0 million during the same period in 2015.

•

Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales was 15% which was consistent with Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales for the same period in 2015.

During the three months ended September 30, 2016 and 2015,  38% and 43%, respectively of Bluegreen’s VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

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

Selected information regarding the results of Bluegreen’s operations for the three and nine months ended September 30, 2016 and 2015 are set forth below (dollars in thousands):

	For the Three Months Ended September 30,
	2016		2015
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Traditional VOI sales (1)	$107,528	62%	$137,296	85%
VOI sales-secondary market program	45,404	26%	42,042	26%
Sales of third-party VOIs-commission basis	88,059	51%	70,401	43%
Sales of third-party VOIs-just-in-time basis	11,094	7%	3,114	2%
Less: Equity trade allowance (6)	(79,349)	-46%	(90,860)	-56%
System-wide sales of VOIs, net	172,736	100%	161,993	100%
Less: Sales of third-party VOIs-commission basis	(88,059)	-51%	(70,401)	-43%
Gross sales of VOIs	84,677	49%	91,592	57%
Estimated uncollectible VOI
notes receivable (2)	(12,936)	-15%	(13,520)	-15%
Sales of VOIs	71,741	42%	78,072	48%
Cost of VOIs sold (3)	(5,827)	-8%	(7,039)	-9%
Gross profit (3)	65,914	92%	71,033	91%
Fee-based sales commission revenue (4)	59,383	67%	51,029	72%
Other fee-based services revenue	26,810	16%	24,785	15%
Cost of other fee-based services	(15,682)	-9%	(13,332)	-8%
Net carrying cost of VOI inventory	(1,375)	-1%	(1,465)	-1%
Selling and marketing expenses	(90,643)	-52%	(81,573)	-50%
General and administrative expenses	(20,329)	-12%	(23,200)	-14%
Net interest spread	14,289	8%	13,818	9%
Operating profit	$38,367	22%	$41,095	25%
Other income, net	511		936
Income before income taxes	$38,878		$42,031

	For the Nine Months Ended September 30,
	2016		2015
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Traditional VOI sales (1)	$316,701	69%	$316,178	77%
VOI sales-secondary market program	106,410	23%	88,833	22%
Sales of third-party VOIs-commission basis	225,763	49%	190,278	46%
Sales of third-party VOIs-just-in-time basis	36,775	8%	25,838	6%
Less: Equity trade allowance (6)	(226,258)	-49%	(210,029)	-51%
System-wide sales of VOIs, net	459,391	100%	411,098	100%
Less: Sales of third-party VOIs-commission basis	(225,763)	-49%	(190,278)	-46%
Gross sales of VOIs	233,628	51%	220,820	54%
Estimated uncollectible VOI
notes receivable (2)	(36,975)	-16%	(29,834)	-14%
Sales of VOIs	196,653	43%	190,986	46%
Cost of VOIs sold (3)	(19,409)	-10%	(19,286)	-10%
Gross profit (3)	177,244	90%	171,700	90%
Fee-based sales commission revenue (4)	153,718	68%	131,603	69%
Other fee-based services revenue	78,421	17%	73,486	18%
Cost of other fee-based services	(43,896)	-10%	(40,071)	-10%
Net carrying cost of VOI inventory	(4,748)	-1%	(6,275)	-2%
Selling and marketing expenses	(238,064)	-52%	(208,738)	-51%
General and administrative expenses	(78,442)	-17%	(65,863)	-16%
Net interest spread	42,470	9%	35,864	9%
Operating profit	$86,703	19%	$91,706	22%
Other income, net	597		2,775
Income before income taxes	$87,300		$94,481

(1)

Traditional VOI sales represent sales of Bluegreen-owned VOIs acquired or developed by Bluegreen under its traditional VOI business. Traditional VOI sales do not include Secondary Market, Fee-Based sales, or Just-In-Time sales under Bluegreen’s capital-light business strategy.

(2)

Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs which excludes sales of third-party VOIs – commission basis (and not of system-wide sales of VOIs, net).

(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not of system-wide sales of VOIs, net).
(4)	Percentages for fee-based sales commission revenue are calculated as a percentage of sales of third-party VOIs-commission basis (and not of system-wide sales of VOIs, net).
(5)	Calculated as a percentage of system-wide sales, net unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Bluegreen– For the three and nine months ended September 30, 2016 compared to the same periods in 2015

System-wide sales of VOIs. System-wide sales of VOIs include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  Sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing processes Bluegreen uses to sell its VOI inventory.  The growth in system wide sales during the three and nine months ended September 30, 2016, is primarily attributable to an increase of 15% and 19%, respectively, in the number of total prospect tours, which included an increase of 20% and 25%, respectively, in the number of new prospect tours, and an increase of

3% and 5%, respectively, in the average sales price per transaction.  These increases were partially offset by a decrease of 11% and 10%, respectively, in the sale to tour conversion ratio for total prospects which included a decrease of 10% and 9%, respectively, in the sale to tour conversion ratio for new prospects.

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

The following table sets forth certain information for contract sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change

Number of sales offices at period-end	23	23	-	23	23	-
Number of active sales arrangements with third-party clients at period-end	14	12	17	14	12	17
Total number of VOI sales transactions	12,896	12,511	3	35,422	33,258	7
Average sales price per transaction	$13,679	$13,267	3	$13,415	$12,720	5
Number of total prospects tours	80,322	69,579	15	212,090	178,723	19
Sale-to-tour conversion ratio– total prospects	16.1%	18.0%	(11)	16.7%	18.6%	(10)
Number of new prospects tours	57,160	47,607	20	148,109	118,075	25
Sale-to-tour conversion ratio– new prospects	13.2%	14.6%	(10)	13.6%	15.0%	(9)
Percentage of sales to existing owners	43.8%	46.7%	(6)	45.6%	48.3%	(6)
Volume per guest	$2,196	$2,386	(8)	$2,241	$2,367	(5)

Sales of VOIs. Sales of VOIs represent sales of Bluegreen-owned VOIs, including traditional sales, VOIs obtained on a Just-In-Time basis, and VOIs acquired through Secondary Market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable. In addition to the above-described factors impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.  Sales of VOIs were $71.7 million and $196.6 million during the three and nine months ended September 30, 2016, respectively, and $78.1  million and $191.0 million during the three and nine months ended September 30, 2015, respectively.

Bluegreen sales of VOIs were reduced for estimated future uncollectible notes receivable.  Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans.  In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 15% and 16% during the three and nine months ended September 30, 2016, respectively, and 15% and 14% during the three and nine months ended September 30, 2015, respectively.  The increase in the nine month period ending September 30, 2016 reflects a higher proportion of financed sales as compared to cash sales, as well as the impact of certain equity trade transactions.  In addition, a portion of the increase is a result of external parties discouraging certain borrowers from staying current on their payments.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

Cost of VOIs Sold. Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory. In addition to Bluegreen’s inventory from its traditional timeshare business, Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary Market arrangements in connection with Bluegreen’s capital-light business strategy. Compared to the cost of Bluegreen’s traditional inventory, VOIs acquired in connection with Just-In-Time arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with Secondary Market arrangements typically have a lower cost of sales percentage, as Secondary Market inventory is generally obtained from POAs at a significant discount. During the three months ended September 30, 2016 and 2015, cost of VOIs sold were $5.8 million and $7.0 million, respectively.  During the nine months ended September 30, 2016 and 2015, cost of VOIs sold were $19.4 million and $19.3 million, respectively.  Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

In September 2016, Bluegreen increased the selling price of its VOIs by 5%.  As a result of this pricing change, Bluegreen’s management also increased its estimate of total gross margin generated on the sale of its VOI inventory.  Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings.  Accordingly, during the third quarter of 2016, a benefit to cost of VOIs sold of $5.6 million ($3.4 million, net of tax) was recognized.

Fee-Based Sales Commission Revenue.   The increases  in sales of third-party developer inventory under commission arrangements during the 2016 periods were due primarily to the factors described above related to the increase in system-wide sales of VOIs. However, Bluegreen earned an average sales and marketing commission of 67% and 68% during the three and nine months ended September 30, 2016, respectively, as compared to 72% and 69% during the three and nine months ended September 30, 2015, respectively.  The decreases in the average sales and marketing commissions in the 2016 periods primarily relate to an incentive commission of $1.1 million recorded in 2015 related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement.

Net Carrying Cost of VOI Inventory.  Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold VOI inventory to the POAs that maintain the resorts.  Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from the Bluegreen sampler programs.  The carrying cost of Bluegreen’s inventory was $4.2  million and $3.1 million during the three months ended September 30, 2016 and 2015, respectively, which was partly offset by rental and sampler revenues of $2.8 million and $1.6 million, respectively. The carrying cost of Bluegreen’s inventory was $12.7  million and $12.0 million during the nine months ended September 30, 2016 and 2015, respectively, which was partly offset by rental and sampler revenues of $8.0 million and $5.7 million, respectively. The increase in carrying costs was primarily due to an increase in maintenance fees related to a newly constructed building at Bluegreen / Big Cedar Vacation’s Paradise Point resort that began sales in November 2015, partially offset by an increase in rental revenues and Bluegreen’s increased emphasis on its capital-light strategy.

Selling and Marketing Expenses.  Selling and marketing expenses were $90.6 million and $238.1 million during the three and nine months ended September 30, 2016, respectively, and $81.6 million and $208.7 million during the three and nine months ended September 30, 2015, respectively.  Selling and marketing expenses vary as a percentage of sales from period to period based in part by the relative proportion of marketing methods utilized during such periods, most notably the percentage of sales to Bluegreen’s existing owners, which has a relatively lower cost compared to other methods.  Further, the increases in the 2016 periods were driven by less favorable sale to tour conversion ratios and a higher percentage of front line sales compared to the 2015 periods, partially offset by higher average sales price per transaction in the 2016 periods.

Included in the variety of methods that Bluegreen uses to attract prospective purchasers of VOIs, are marketing arrangements with various third parties.  Sales of VOIs to prospects and leads generated by one marketing arrangement accounted for approximately 15% and 20% during the three and nine months ended September 30, 2016 and 2015, respectively of Bluegreen’s VOI sales volume.  There can be no guarantee that Bluegreen will be able to maintain, extend, or renew such arrangement or any other marketing arrangements in the future, and a loss of any significant marketing relationships would have a material adverse impact on Bluegreen’s financial condition, including cash position and operating results.

General and Administrative Expenses.  General and administrative expenses represent expenses directly attributable to sales and marketing operations and corporate overhead.  As a percentage of system-wide sales of VOIs, general and administrative expenses were 12% and 14% during the three months ended September 30, 2016 and 2015, respectively, and 17% and 16% during the nine months ended September 30, 2016 and 2015, respectively.  The increase in the nine month period ended September 30, 2016, as compared to the comparable prior year period was primarily due to special bonuses distributed during the second quarter of 2016 totaling $10.0 million which was paid to certain Bluegreen employees and the Company’s Chief Financial Officer, who was previously an employee of Bluegreen. Other executives at the Company did not participate in the bonus. Revenues from mortgage servicing of $1.0 million and $0.7 million during the three months ended September 30, 2016 and 2015, respectively, and $2.7 million and $1.9 million during the nine months ended September 30, 2016 and 2015, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services Revenue.    Other fee-based services revenue increased 8% and 7% during the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015. Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club.  In connection with Bluegreen’s management services, Bluegreen also manages the club reservation system, provides services to owners, and performs billing and collections services to the Bluegreen Vacation Club and certain POAs.  At September 30, 2016 and 2015, Bluegreen managed 47 and 46 timeshare resort properties and hotels, respectively.  Fee-based management services revenues increased during the 2016 periods compared to the 2015 periods, primarily as a result of increases in the number of managed resorts and the number of owners in the Bluegreen Vacation Club.  Additionally, Bluegreen generates revenues from providing title services, its Traveler Plus™ program, and food and beverage and other retail operations.  Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based clients.

Bluegreen intends to continue to pursue its efforts to provide management, title and other services to resort developers and others, on a cash-fee basis.  While Bluegreen’s efforts to do so may not be successful, Bluegreen anticipates that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services.    During the three and nine months ended September 30, 2016, the cost of other fee-based services increased 18% and 10%, respectively compared to the three and nine months ended September 30, 2015.  The increase is primarily due to the higher costs associated with programs to VOI owners and increased costs of providing management services as a result of higher service volumes described above.

Net Interest Spread.    The increase in net interest spread during the nine months ended September 30, 2016 is primarily due to additional interest income of $2.4 million recognized by Bluegreen related to the $80.0 million loan made to BFC during April 2015 (as described in Note 8 in Item I of this report.)  Additionally, the increase in net interest spread during the 2016 periods reflects the lower costs of borrowings and an increase in the size of Bluegreen’s VOI notes receivable portfolio.

Other Income, Net.    Other income decreased $0.4 million and $2.2 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods during 2015. The $2.2 million decrease during the nine months ended September 30, 2016 was mainly the result of the sale of a property management agreement during the first quarter of 2015 for $2.0 million, with no comparable 2016 transaction.

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

“BBX” consists of the activities of BBX Capital associated with managing its commercial loan portfolio, real estate properties and portfolio of charged off loans retained as part of the sale of BankAtlantic to BB&T and its investments in Woodbridge and real estate joint ventures.

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

“Sweet Holdings” consists of the activities of acquired operating businesses in the candy and confection industry, including the activities of Hoffman’s, Jer’s, Williams & Bennett, Helen Grace, Anastasia, Droga and Kencraft.

Income before provision for income taxes for each of BBX Capital’s businesses was as follows (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2016	2015	Change	2016	2015	Change
BBX	$24,453	5,823	18,630	29,944	15,640	14,304
Renin	(359)	(370)	11	454	(1,030)	1,484
Sweet Holdings	(2,767)	(2,727)	(40)	(11,787)	(5,268)	(6,519)
Adjusting and reconciling items (1)	276	282	(6)	608	644	(36)
Income before provision (benefit)
for income taxes	21,603	3,008	18,595	19,219	9,986	9,233
Provision (benefit) for income taxes (2)	5	(31)	36	5	(250)	255
Net income	$21,598	3,039	18,559	19,214	10,236	8,978

(1)	Represents capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in BBX.
(2)	Benefit for income taxes for the three and nine months ended September 30, 2015 resulted from acquisition related measurement adjustments.

Summary Results of Operations – BBX

The increase in BBX’s income before provision for income taxes during the three months ended September 30, 2016 compared to the same 2015 period resulted primarily higher recoveries from loan losses, increased gains on the sales of assets, higher equity in earnings from unconsolidated real estate joint ventures and lower selling, general and administrative expenses.

The increase in BBX’s income before provision for income taxes during the nine months ended September 30, 2016 compared to the same 2015 period resulted primarily higher recoveries from loan losses, lower selling, general and administrative expenses and increased equity in earnings from unconsolidated real estate joint ventures and Woodbridge partially offset by lower gains on the sales of assets.

Recoveries from loan losses during the three and nine months ended September 30, 2016 increased by $6.5 million and $4.1 million, respectively, from the 2015 comparable periods.  The higher recoveries resulted primarily from recoveries on previously charged-off loans.  These recoveries were generated by legacy loans and due to the nature of these collection activities and the declining balances of legacy loans it is not expected that BBX will generate recoveries consistent with historical amounts in subsequent periods.

Equity in earnings from unconsolidated real estate joint ventures during the three and nine months ended September 30, 2016 increased by $4.6 million and $6.5 million, respectively, from the 2015 comparable periods. The unconsolidated real estate joint ventures are generally real estate joint ventures that develop properties for residential and commercial use. The equity in earnings for the three and nine months ended September 30, 2016 reflects earnings from the closings of single-family homes at two joint ventures.  During the three and nine months ended September 30, 2015 the joint ventures were in the construction phases and recognized losses primarily from marketing and management fees.

Selling, general and administrative expenses for the three and nine months ended September 30, 2016 decreased by $3.0 million and $2.1 million, respectively, from the 2015 comparable periods.  The decrease resulted primarily from a $3.6 million civil penalty assessed in connection with the final judgment in the SEC action recognized during the 2015 periods.

Gains on sales of assets for the three months ended September 30, 2016 increased $5.2 million from the 2015 comparable period.  The gains on the sales of assets for the three months ended September 30, 2016 resulted primarily from a $3.5 million gain on the sale of two commercial land parcels and the recognition of a $1.6 million deferred gain associated with property contributed to a joint venture during the second quarter of 2014.  There were no sales of commercial properties or recognition of real estate joint venture deferred gains for the three months ended September 30, 2015.

Gains on sales of assets for the nine months ended September 30, 2016 decreased $10.0 million from the 2015 comparable period.  The decrease resulted primarily from the sales of two properties located in West Palm Beach, Florida during the nine months ended September 30, 2015 for a $15.5 million gain.

BBX recognized equity in earnings of Woodbridge during the three and nine months ended September 30, 2016 of $10.3 million and $22.1 million, respectively, compared to equity earnings of $10.3 million and $5.9 million during the comparable 2015 periods.  Woodbridge’s equity earnings for the nine months ended September 30, 2015 included a $36.5 million charge for settlement of the litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen.  As BBX has a 46% ownership interest in Woodbridge, the $36.5 million settlement reduced BBX’s equity in earnings of Woodbridge by $16.8 million for the nine months ended September 30, 2015. The remaining activity of Woodbridge’ for the three and nine months ended September 30, 2016 and 2015 primarily consisted of the operations of Bluegreen.

Summary Results of Operations – Renin

During the three and nine months ended September 30, 2016 compared to the same 2015 periods, Renin experienced foreign exchange gains and improvements in its gross margin from increased trade sales offset by higher selling, general and administrative expenses.

Trade sales increased $1.2 million and $2.5 million for the three and nine months ended September 30, 2016 compared to the same 2015 periods, respectively, due mainly to higher sales of its barn door products.

Selling, general and administrative expenses increased $0.5 million and $0.8 million for the three and nine months ended September 30, 2016 compared to the same 2015 periods, respectively, primarily as a result of hiring new management level employees and increased severance costs as well as increased consulting and maintenance expenditures designed to enhance the product development cycle and improve manufacturing efficiencies.

Foreign currency gains increased $0.2 million and $1.0 million during the three and nine months ended September 30, 2016, respectively, compared to the same 2015 periods.  These foreign exchange gains and losses resulted from valuation changes in the Canadian dollar compared to the U.S. dollar.

Summary Results of Operations – Sweet Holdings

Sweet Holdings revenues are highly seasonal. It is anticipated that the financial results of the Sweet Holdings will vary significantly on a quarterly basis.  Further, expenses are being incurred at the Sweet Holdings in connection with the opening of additional retail stores and the consolidation of the operations of acquired businesses. It is anticipated that the segment will continue to experience losses as it continues to consolidate operations and expand its retail footprint.

Sweet Holdings’ loss before benefit for income taxes was $2.8 million during three months ended September 30, 2016 compared to $2.7 million for the comparable 2015 period.  The higher loss before benefit for income taxes reflects a reduced gross margin from lower trade sales partially offset by lower interest expense.  The lower trade sales resulted primarily from the Jer’s reorganization in June 2016 as well as lower sales to big-box retail customers at Williams and Bennett.  The decline in interest expense resulted from the repayment of the $5.0 million Iberiabank line of credit in July 2016.

The significant increase in the Sweet Holdings’ loss before benefit for income taxes of $6.5 million for the nine months ended September 30, 2016 compared to the same 2015 period resulted primarily from inventory write-downs of $3.4 million during the 2016 period. Additionally, during the nine months ended September 30, 2016, Sweet Holdings closed and relocated a sales office and distribution facilities resulting in $0.8 million of costs to terminate contracts and costs to enter into new sales channels. The remaining increase in the Sweet Holdings segment loss reflects on-going costs to integrate companies acquired during the years ended December 31, 2014 and 2015 and higher compensation expense related to the hiring of industry professionals and employee severance. Also contributing to higher selling, general and administrative expenses were costs associated with Hoffman’s retail store expansion.

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

BFC’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, legal, human resources, risk management, investor relations and executive office administration.  BFC’s corporate general and administrative expenses were $5.8 million and $19.3 million for the three and nine months ended September 30, 2016, respectively, compared to $7.2 million and $17.5 million for the three and nine months ended September 30, 2015, respectively. The decrease in BFC’s corporate general and administrative expenses for the three months ended September 30, 2016 primarily resulted from an additional $1.9 million of legal fees incurred during the 2015 period associated with the Bluegreen shareholder litigation.  The increase in BFC’s corporate general and administrative expenses for the nine months ended September 30, 2016 compared to the same 2015 period was primarily the result of employee severance costs recognized in the second quarter of 2016.  In addition, Woodbridge’s interest expense on its junior subordinated debentures was $1.0 million and $2.9 million for the three and nine months ended September 30, 2016, respectively, compared to $0.9 million and $2.7 million for the three and nine months ended September 30, 2015, respectively.

Included in “Other” for the three and nine months ended September 30, 2015 was a $36.5 million expense in connection with the settlement of the litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen.

Eliminations

Eliminations primarily consist of BBX Capital’s equity earnings related to its investment in Woodbridge of $10.3 million and $22.1 million for the three and nine months ended September 30, 2016, respectively, compared to equity earnings of $10.3 million and $5.9 million for the three and nine months ended September 30, 2015, respectively, and the elimination of interest on the $80 million loan to BFC from Bluegreen. Also included in eliminations were income and expenses associated with BFC’s shared service operations, which provides human resources, risk management, investor relations and executive office administration services to BBX Capital and Bluegreen.

Provision For Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2016 reflects the Company’s effective tax rate of 47.0% on income before income taxes reduced by net income attributable to noncontrolling interest for joint ventures taxed as partnerships.

The benefit for income taxes for the three and nine months ended September 30, 2015 resulted from the reversal of a portion of BFC’s deferred tax asset valuation allowance on May 1, 2015 as BFC became eligible to file a consolidated group federal income tax return with BBX Capital, Woodbridge and Bluegreen. See Note 9 included under Item 1 of this report for additional information about BFC’s income taxes.

Net Income Attributable To Non-Controlling Interest

BFC includes in its condensed consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51% owned subsidiary, and BBX Capital, BFC’s 82% owned subsidiary. The non-controlling interest in income of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ consolidated net income that is attributable to its unaffiliated 49% interest holder and the non-controlling interest in BBX Capital’s consolidated net income is the portion of BBX Capital’s consolidated net income that is attributable to its shareholders other than BFC. Net income attributable to the non-controlling interest totaled  $5.6 million and $9.9 million during the three and nine months ended September 30, 2016, respectively, compared to $4.3 million and $13.9 million during the three and nine months ended September 30, 2015, respectively.

BFC Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at September 30, 2016 and December 31, 2015 were $1.4 billion and $1.3 billion, respectively. The primary changes in components of total assets are summarized below:

•

An increase in cash primarily related to a $85.6 million increase in cash provided by Bluegreen’s operating activities, $42.0 million of repayments and recoveries of loans receivable, as well as $20.8 million of proceeds from the sales of real estate held-for-sale partially offset by $25.2 million of cash used by BBX Capital’s operations, $19.7 million of net borrowing repayments, $8.9 million for the purchase of property and equipment and $3.0 million for the repurchase and retirement of 1.0 million shares of BFC’s Class A Common Stock,

•	Lower loans receivable and loans held-for-sale balances due to $22.2 million of loan receivable repayments and $4.6 million of loans transferred through foreclosure to real estate held-for-sale,
•

Decrease in real estate held-for-sale primarily from the sale of $17.6 million of real estate, the transfer of a $6.6 million student housing facility to properties and equipment and impairments of $2.9 million, partially offset by the transfer of $11.6 million of real estate held-for-investment to real estate held-for-sale due to land entitlements received on a property and real estate acquired through foreclosure, and

•

Increase in properties and equipment associated with the purchase of property and equipment at Bluegreen, the transfer of a student housing facility to properties and equipment from real estate held-for-sale and the opening of additional Hoffman stores.

Total liabilities at September 30, 2016 and December 31, 2015 were $896.4 million and $858.1 million, respectively.  The primary changes in components of total liabilities are summarized below:

•	Increase in receivable-backed notes payable – non-recourse due to $130.5 million of notes issued by Bluegreen in connection with its 2016 Term Securitization; and
•

Decrease in receivable-backed notes payable – recourse and note and mortgage notes payable due to Bluegreen’s repayment of notes payable from a portion of the proceeds it received in connection with its 2016 Term Securitization.

•

Decrease in notes and mortgage notes and other borrowings primarily from a $10.0 million reduction in Bluegreen’s Fifth Third syndicated line of credit and a $5.0 million pay-down of BBX Capital’s Iberiabank revolving line of credit.

BFC Consolidated Cash Flows

The following table summarizes BFC’s cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows provided by (used in) operating activities	$61,108	(2,995)
Cash flows provided by (used in) investing activities	54,143	(72,109)
Cash flows used in financing activities	(33,519)	(27,530)
Net increase (decrease) in cash and cash equivalents	$81,732	(102,634)

Cash Flows from Operating Activities.  BFC’s operating cash flow increased $64.1 million during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to an increase in working capital mainly associated with Bluegreen’s operations.  During the first nine months of 2016, Bluegreen paid $11.2 million for development expenditures primarily related to Bluegreen/Big Cedar Vacations, as compared to $22.7 million in the same 2015 period.  Additionally, Bluegreen paid $6.4 million for Just-in-Time inventory purchases during the nine months ended September 30, 2016 as compared to $9.1 million during the same 2015 period. This increase of operating cash flow in 2016 was partially offset by Bluegreen’s purchase of a parcel of land adjacent to its Club 36 resort in Las Vegas for $6.1 million during 2016, for the future development of VOI inventory.

Cash Flows from Investing Activities.    BFC’s cash flows from investing activities increased $126.3 million during the nine months ended September 30, 2016 compared to the same period in 2015 resulting primarily from BFC’s acquisition of 4.8 million additional shares of BBX Capital for $95.4 million during the nine month period ended September 30, 2015, a $15.0 million increase in BBX Capital’s loans receivable repayments during the 2016 period and a $13.7 million reduction in additions to real estate held-for-investment as compared to the same period in 2015.

Cash Flows from Financing Activities.    The $6.0 million increase in cash flows used in financing activities during the nine months ended September 30, 2016 compared to the same period of 2015 was primarily due to an additional $16.0 million in Bluegreen and BBX Capital net debt repayments in 2016 and the repurchase of 1 million shares of BFC’s Class A Common Stock for approximately $3.0 million during April 2016 partially offset by the $12.3 million repayment by BBX Capital of BB&T’s preferred interest in FAR during 2015.

Liquidity and Capital Resources

The following discussion relates to the liquidity of Bluegreen, BBX Capital and, at its parent company level, BFC.  As previously described, the assets of BFC’s subsidiaries, including Bluegreen and BBX Capital, are not available to BFC absent a dividend or distribution from those entities (and, in the case of Bluegreen, a subsequent distribution by Woodbridge, Bluegreen’s parent company, which is owned 54% by BFC and 46% by BBX Capital).  See also “Forward Looking Statements” above and “BFC Parent Only – Liquidity and Capital Resources” below.

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

Historically, Bluegreen’s business model depended on having financing facilities available for the hypothecation, sale, or transfer of its VOI receivables, which was a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. See Note 5 included under Item 1 of this report for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction, and development of new resorts.  Acquisition and development expenditures during 2016 are expected to be in a range of $20 million to $25 million, substantially all of which is expected to relate to Bluegreen/Big Cedar Vacations.  However, if other opportunities to acquire or develop a strategic property on favorable terms present itself, Bluegreen may decide to acquire or develop additional VOI inventory, which would increase acquisition and development expenditures and may require the incurrence of additional debt. As previously described, Bluegreen purchased a parcel of land adjacent to its Club 36 resort in Las Vegas for $6.1 million during 2016, for the future development of VOI inventory.

Available funds may also be invested in real estate based opportunities and middle market operating businesses outside of the timeshare and hospitality industries or loaned to affiliates or others.

During the nine months ended September 30, 2016,  Bluegreen paid dividends totaling $45.0 million to its parent company, Woodbridge.  In October 2016, Bluegreen paid a dividend of $15.0 million to Woodbridge.  Bluegreen expects to pay dividends to Woodbridge on a regular basis, subject to declaration by Bluegreen’s Board of Directors and limitations contained in Bluegreen’s current or future credit facilities.

On March 17, 2016, Bluegreen completed a private offering and sale of $130.5 million of investment grade, timeshare receivable backed notes (the “2016 Term Securitization”).  See Note 8 – Debt included in Item 1 of this report.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of September 30, 2016, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of September 30, 2016		Availability as of September 30, 2016		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2016
Liberty Bank Facility	$50,000	$32,699		$17,301		November 2017; November 2020	Prime Rate +0.50%; 4.00%
NBA Receivable Facility (1)	45,000	23,149	(2)	21,851	(2)	June 2018; December 2022	30-Day LIBOR + 3.25% to 3.50%; 4.00% (1)
Pacific Western Bank Facility	40,000	19,523	(3)	20,477	(3)	September 2018; September 2021	30 day LIBOR+4.00% to 4.50%; 4.76%
BB&T/DZ Purchase Facility	80,000	23,382		56,618		December 2017; December 2020	Applicable Index rate +2.90%; 3.43%(4)
Quorum Purchase Facility	50,000	26,428		23,572		June 2018; December 2030	(5)
	$265,000	$125,181		$139,819

(1)

Of the amount outstanding as of September 30, 2016, $16.7 million bears interest at the 30-day LIBOR + 3.25% subject to a floor of 4.0%.  As discussed further below, eligible advances through December 16, 2016 in a minimum amount of $15.0 million will bear interest at 30-day LIBOR plus 2.75% subject to an interest rate floor of 3.5%.  Thereafter, future borrowings will bear interest at the 30-day LIBOR plus 3.25% subject to an interest rate floor of 4.0%.

(2)	The outstanding balance includes, and availability as of September 30, 2016 reflects, $6.5 million outstanding under the NBA Line of Credit.
(3)	The outstanding balance includes, and availability as of September 30, 2016 reflects, $1.8 million outstanding under the Pacific Western Term Loan.
(4)

The Applicable Index Rate for portions of amounts outstanding is either LIBOR, a “Cost of Funds” rate or commercial paper rates. As described in further detail below, the interest rate will increase to the applicable rate plus 4.9% upon the expiration of the advance period.

(5)

Of the amount outstanding as of September 30, 2016, $5.4 million bears interest at a fixed rate of 6.9%, $4.8 million bears interest at a fixed rate of 5.5%, $5.7 million bears interest at a fixed rate of 5.0%, and $10.6 million bears interest at a fixed rate of 4.75%.  The interest rate on future borrowings will be set at the time of funding based on rates mutually agreed upon by all parties.

For information regarding Bluegreen’s credit facilities see Note 8 included in Item 1 of this report and Note 15 included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Commitments

Bluegreen’s material commitments as of September 30, 2016 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of Bluegreen’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of September 30, 2016 (in thousands):

	Payments Due by Period
	Less than	1 — 3	4 — 5	After 5
Contractual Obligations	1 year	Years	Years	Years	Total (3)

Receivable-backed notes payable	$-	$2,500	$83,631	$327,813	$413,944
Lines-of-credit and notes payable	21,246	43,408	17,025	-	81,679
Jr. subordinated debentures (1)	-	-	-	110,827	110,827
Inventory purchase commitment	7,343	8,873	-	-	16,216
Noncancelable operating leases	10,532	10,386	2,621	13,523	37,062
Total contractual obligations	39,121	65,167	103,277	452,163	659,728

Interest Obligations (2)
Receivable-backed notes payable	14,852	29,655	27,443	93,586	165,536
Lines-of-credit and notes payable	3,465	4,438	597	-	8,500
Jr. subordinated debentures	6,262	12,524	12,524	90,002	121,312
Total contractual interest	24,579	46,617	40,564	183,588	295,348
Total contractual obligations	$63,700	$111,784	$143,841	$635,751	$955,076

(1) Amounts do not include purchase accounting adjustments for junior subordinated debentures and noncancelable operating leases of $42.2 million and $0.5 million, respectively.

(2)  Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2016.

(3)  Amounts are gross of debt issuance costs, if applicable.

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

Off-Balance-Sheet Arrangements

As of September 30, 2016, Bluegreen did not have any “off-balance-sheet” arrangements.

BBX Capital Liquidity and Capital Resources

BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate, revenues from BBX Sweet Holdings’ operations and dividends received from Woodbridge and BBX Capital’s investments in real estate joint ventures. Management believes that BBX Capital has sufficient liquidity to fund operations for the foreseeable future.  There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

BBX Capital expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. During the nine months ended September 30, 2016, BBX Capital received $19.5 million of dividends from Woodbridge.  Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, and cash flows, as well as restrictions contained in Bluegreen’s debt facilities. As a consequence, BBX Capital may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all.  BBX Capital may also receive funds from BFC in connection with its tax sharing agreement to the extent BFC utilizes BBX Capital’s tax benefits in BFC’s consolidated tax return.  BBX Capital also expects to obtain funds in subsequent periods from cash flows on its loans, real estate and investments in unconsolidated real estate joint ventures.  BBX Capital also may seek to obtain funds through borrowings or the issuance of equity securities. BBX Capital anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy of investing, directly or through joint ventures, in real estate (which may include the acquisition and/or development of real estate) and operating businesses. BBX Sweet Holdings currently intends to continue to pursue acquisitions in the candy and confections industry and BBX Capital may also pursue acquisitions in other industries.

BBX Capital has entered into an area development agreement with MOD Super Fast Pizza Franchising, LLC with the goal of developing 50 or more MOD locations throughout Florida over the next seven years, including the major metropolitan markets of Miami, Fort Lauderdale, Palm Beach, Orlando and Tampa. MOD is a national franchisor with 160 locations across 18 states and the United Kingdom.

BBX Capital’s Consolidated Contractual Obligations as of September 30, 2016 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Operating lease obligations	$18,470	3,220	6,240	4,443	4,567
Notes payable (1)	15,672	2,711	11,373	-	1,588
Other obligations	250	120	130	-	-
Total contractual cash obligations	$34,392	6,051	17,743	4,443	6,155

(1)	Amounts represent scheduled principal payments and do not include interest payments.

Notes payable as of September 30, 2016 consisted of a term loan and revolving credit advances of Renin with an aggregate balance of $8.2 million, $5.8 million of promissory notes, including promissory notes representing holdback amounts, issued by BBX Sweet Holdings in connection with its acquisitions, and a term loan and revolving line-of-credit of BBX Sweet Holdings with aggregate balances of $1.6 million. Additionally, BBX Sweet Holdings had $5.0 million of available borrowings under its Iberiabank revolving credit facility as of September 30, 2016.

BBX Capital guarantees certain obligations of its wholly owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table.  See Note 10 included under Item 1 of this report for a discussion of BBX Capital’s contingent obligations.

BFC Parent Only - Liquidity and Capital Resources

BFC (parent only) is defined as BFC and its wholly owned subsidiaries. As of September 30, 2016 and December 31, 2015, BFC (parent only) had cash, cash equivalents and short-term investments of approximately $35.1 million and $13.7 million, respectively.  This increase was due to $22.9 million of dividends received from Woodbridge and $20.4 million of payments received from Bluegreen under the tax sharing agreement during the nine months ended September 30, 2016, partially offset by operating expenses and $6.0 million of interest payments pursuant to the loan made to BFC by a wholly owned subsidiary of Bluegreen during April 2015.

Except as otherwise noted, the debts and obligations of BBX Capital, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC.  Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash and short-term investments, dividends from its subsidiaries and lines of credit, including borrowings available under the Revolving Credit facility with Stifel Bank and Trust entered into during July 2015 which allows for borrowings by the Company of up to $10.0 million on a revolving basis. See Note 8 - Debt in Item 1 of this report for additional information regarding the Revolving Credit facility.  We expect to use our available funds for operations and to meet our obligations. We may also use available funds, including funds made available to us by our subsidiaries, to make additional investments in companies within our consolidated group, including paying the cash merger consideration to BBX Capital’s shareholders if the currently proposed merger between BFC and BBX Capital is completed.  Based on the number of shares of BBX Capital’s Class A Common Stock currently outstanding (and without giving effect to any appraisal rights which may be exercised), we may be required to pay up to approximately $61.5 million in cash to BBX Capital’s shareholders in connection with the merger; however, the actual cash payment will depend on the elections made by BBX Capital’s shareholders as to the form of consideration that they will receive in the merger.  During April 2015, we used approximately $15.4 million of cash on hand, together with the proceeds of an $80.0 million loan provided by a wholly owned subsidiary of Bluegreen, to fund the purchase of an additional 30% of BBX Capital’s Class A Common Stock. The total amount of interest payments we expect to pay to Bluegreen on the $80.0 million dollar loan over the next twelve months is approximately $8.0 million.

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

During June 2016, BFC’s Board of Directors declared a cash dividend of $0.005 per share on BFC’s Class A Common Stock and Class B Common Stock, which was paid during July 2016. In addition, during September 2016, BFC’s Board of Directors declared a cash dividend of $0.005 per share on BFC’s Class A Common Stock and Class B Common Stock, which was paid during October 2016. BFC has indicated its intention to declare regular quarterly dividends of $0.005 per share on its Class A Common Stock and Class B Common Stock (an aggregate of $0.02 per share annually); however, future dividends are subject to approval and declaration by BFC’s Board of Directors based on factors considered by it and, accordingly, BFC may not make dividend payments in the future, whether in the amount anticipated, on a regular basis or as anticipated, or at all.

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

Dividends from Bluegreen will be dependent on and subject to Bluegreen’s results of operations, available cash and other factors considered by Bluegreen’s Board of Directors. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its Board of Directors. Woodbridge, as the parent company of Bluegreen, is entitled to 100% of all dividends paid by Bluegreen and any subsequent dividend or distribution by Woodbridge requires the approval of the Boards of Directors of both BFC and BBX Capital.  BFC and BBX Capital own 54% and 46%, respectively, of Woodbridge.  For the three and nine months ended September 30, 2016, Bluegreen paid a total of $20.0 million and $45.0 million in cash dividends, respectively, to Woodbridge, and Woodbridge declared and paid cash dividends totaling $19.1 million and $42.4 million, respectively, which were allocated pro rata to BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

During October 2016, Bluegreen paid $15.0 million of cash dividends to Woodbridge, and Woodbridge declared and paid a  cash dividend of approximately $14.1 million, which was allocated pro rata among BFC and BBX Capital based on their percentage ownership interests in Woodbridge.

The Company has outstanding 15,000 shares of 5% Cumulative Preferred Stock at a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at a  redemption price of  $1,000 per share.  Shares of the 5% Cumulative Preferred Stock are also subject to mandatory redemption as described below. The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. BFC pays regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  The terms of the 5% Cumulative Preferred Stock requires a mandatory redemption of the stock and accordingly is classified as a liability in the Company’s condensed consolidated statements of financial condition.  The Company is required to redeem the preferred shares in $5.0 million annual payments in each of the years ending December 31, 2018, 2019 and 2020.  During December 2013, BFC made a $5.0 million loan to the preferred shareholders. The loan is secured by 5,000 shares of 5% Cumulative Preferred Stock, has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity.

Off Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2016, BFC and Woodbridge did not have any “off balance sheet” arrangements.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Except as described below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report in Form 10-K for the year ended December 31, 2015.

Shiva Stein, on behalf of herself and all others similarly situated, v. BBX Capital Corp., John E. Abdo, Norman H. Becker, Steven M. Coldren, Willis N. Holcombe, Jarett S. Levan, Anthony P. Segreto, Charlie C. Winningham, II, BFC Financial Corporation and BBX Merger Subsidiary LLC, Case No. CACE16014713, Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

On August 10, 2016, Shiva Stein filed a lawsuit against BFC, Merger Sub, BBX Capital and the members of BBX Capital’s board of directors, which seeks to establish a class of BBX Capital’s shareholders and challenges the currently proposed Merger of BBX Capital with and into a wholly owned subsidiary of BFC.  The plaintiff asserts that the proposed Merger consideration undervalues BBX Capital and is unfair to BBX Capital’s public shareholders, that the sales process was unfair and that BBX Capital’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BBX Capital because, among other reasons, they failed to take steps to maximize the value of BBX Capital to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BFC, as the controlling shareholder of BBX Capital, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BBX Capital by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BBX Capital’s public shareholders. In addition, the lawsuit includes a cause of action against BBX Capital, BFC and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requests that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  BFC and BBX Capital believe that the lawsuit is without merit and intend to vigorously defend the action.

A second lawsuit which sought to challenge the merger and included many of the same claims as set forth in the Stein action described above was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida during September 2016. This lawsuit was dismissed with prejudice during October 2016.

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s then-serving Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleged that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The Court denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  On December 15, 2014, after a six-week trial, the jury found in favor of BBX Capital and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BBX Capital’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Alan B. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.

The SEC sought a final judgment: (i) permanently barring Mr. Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Mr. Alan B. Levan; and (iii) permanently restraining BBX Capital and Mr. Alan B. Levan from violating securities laws.  On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Alan B. Levan serving as an officer or director of any public company, but instead ordered Mr. Alan B. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015. As a result of the court’s decision, on December 23, 2015, Mr. Alan B. Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC.  The court also imposed monetary penalties of $4,550,000 against BBX Capital and $1,300,000 against Mr. Alan B. Levan.    As a result of the bar order, Mr. Alan B. Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC.  Mr. Alan B. Levan continues to serve BFC and BBX Capital in a non-executive capacity as Founder and strategic advisor to each company’s board of directors.

On September 28, 2016, the Eleventh Circuit Court of Appeals reversed the pretrial summary judgment described above and set aside the judgment of the district court.  The reversal, once final, will terminate the financial penalties and set aside the two year officer and director bar imposed against Mr. Alan B. Levan.  The court remanded the case for a new trial on the two claims stripped of the summary judgment. The SEC has the right to seek a retrial of the two claims. The order entered by the Eleventh Circuit Court of Appeals will not be final until the time to file motions for rehearing expire or any filed motions for rehearing are denied. Once the decision is final, it is expected that Mr. Alan B. Levan will be re-appointed as Chairman, Chief Executive Officer and President of BFC and as Chairman and Chief Executive Officer of BBX Capital.

Item 1A.  RISK FACTORS

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2016, certain employees of the Company surrendered to the Company a total of 880,051 shares of the Company’s Class A Common Stock as payment in satisfaction of tax withholding obligations relating to the vesting on that date of certain previously reported restricted stock awards granted to the employees. Further information is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1 – July 31, 2016	-	$ -	-	19,000,000 shares
				(or approximately $7,000,000)
August 1 –August 31, 2016	-	$ -	-	19,000,000 shares
				(or approximately $7,000,000)
September 1 – September 30, 2016	880,051	$3.85	-	19,000,000 shares
				(or approximately $7,000,000)
Total	880,051	$3.85	-	19,000,000 shares
				(or approximately $7,000,000)

(1)

On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. From April 1, 2016 through April 19, 2016, the Company repurchased 1.0 million shares of its Class A Common Stock under the Repurchase Program for approximately $3.0 million, which are the only shares which have been repurchased under the share repurchase program as of the date of filing of this Quarterly Report on Form 10-Q.  The share repurchase program does not have an expiration date and may be modified or discontinued at any time in the discretion of our Board of Directors.

(2)	The shares surrendered to the Company on September 30, 2016 were not repurchased under the share repurchase program.

Item 6.  EXHIBITS

Exhibit 2.1Agreement and Plan of Merger, dated as of July 27, 2016, by and among BFC Financial Corporation, BBX Merger Subsidiary LLC and BBX Capital Corporation (incorporation by reference to Exhibit 2.1 to BFC’s Current Report on Form 8-K, filed with the SEC on July 28, 2016)

Exhibit 2.2 Letter Agreement, dated October 20, 2016, amending the Agreement and Plan of Merger, dated as of July 27, 2016, by and among BFC Financial Corporation, BBX Merger Subsidiary LLC and BBX Capital Corporation (incorporated by reference to Exhibit 2.1 to BFC’s Current Report on Form 8-K, filed with the SEC on October 20, 2016)

Exhibit 31.1Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

BFC FINANCIAL CORPORATION

Date: November 8, 2016	By:	/s/Jarett S. Levan
Jarett S. Levan, Acting Chief Executive Officer

Date: November 8, 2016	By:	/s/Raymond S. Lopez
Raymond S. Lopez, Chief Financial Officer and
Chief Accounting Officer