Form 10-K
period 2016-12-31
BBX Capital Corp
filed 2017-03-15
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number

001-09071

BBX Capital Corporation

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

Large accelerated filer   [  ]Accelerated filer [X]Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES [  ]  NO [X]

On June 30, 2016, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $140.0 million computed by reference to the closing price of the registrant’s Class A Common Stock on such date. The registrant does not have any non-voting common equity.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 7, 2017 is as follows:

Class A Common Stock of $.01 par value, 85,765,452 shares outstanding.
Class B Common Stock of $.01 par value, 16,759,009 shares outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  BUSINESS

Overview

History

On December 15, 2016, the Company completed the acquisition of all the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by the Company and following the transaction the Company changed its name from BFC Financial Corporation to BBX Capital Corporation. The acquisition was consummated by the merger of BCC into a wholly owned subsidiary of the Company, BBX Merger Sub, LLC.  As a consequence of the merger, BCC is now a wholly owned subsidiary of BBX Capital.  The merger is described in further detail in Item 8 – Note 3 of this report.

Prior to the acquisition of all the outstanding shares of BCC, the Company had an 82% equity interest in BCC and a direct 54% equity interest in Woodbridge, the parent company of Bluegreen Corporation.  BCC held the remaining 46% interest in Woodbridge. Woodbridge became a wholly owned subsidiary of the Company as a result of the acquisition of all the outstanding shares of BCC by the Company.

BCC’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida.  On July 31, 2012, BCC completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BankAtlantic Sale” or the “BB&T Transaction”).  Prior to the closing of the BB&T Transaction, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”) and transferred certain non-performing commercial loans, commercial real estate and previously written-off assets to the two wholly owned subsidiaries as described in further detail in Item 8 – Note 1 of this report.

BBX Capital Corporation

BBX Capital Corporation (formerly BFC Financial Corporation) is referred to in this report together with its subsidiaries as “the Company” “we”, “us”, or “our” and is referred to in this report without its subsidiaries as “BBX Capital”. BBX Capital is a Florida-based diversified holding company with investments in Bluegreen Corporation (“Bluegreen”), and in real estate and middle market operating companies.

•

Bluegreen Corporation: Founded in 1966 and headquartered in Boca Raton, Florida, Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen manages, markets and sells the Bluegreen Vacation Club, a flexible, points-based, deeded vacation ownership plan with more than 200,000 owners, 66 owned or managed resorts, and access to more than 4,300 resorts worldwide. Bluegreen also offers a portfolio of fee-based resort management, financial services, and sales and marketing on behalf of third parties. Bluegreen had total assets of $1.1 billion as of December 31, 2016.

•

BBX Capital Real Estate: The BBX Capital Real Estate Division is involved in the development, operation, management, and investment in residential and commercial real estate.  BBX Capital Real Estate had approximately $180 million of assets as of December 31, 2016 including investments, directly and indirectly through joint ventures, in master planned communities, multifamily rental communities, single family for sale communities and commercial properties located primarily in Florida.

•

Middle Market: The Middle Market Division’s activities include investments in operating companies and businesses with revenues of less than $250 million. Currently, our largest middle market operating company by revenue is Renin Holdings, LLC (“Renin”). Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products for the home improvement industry and operates through headquarters in Canada and two manufacturing assembly and distribution facilities in Canada and the United States.  The Middle Market Division through the Company’s wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”) also has investments in the sugar and confectionary industry. BBX Sweet Holdings operates businesses that manufacture chocolate and candy for wholesalers, big box chains, retailers and corporate customers as well as selling fine chocolates directly to consumers at nine retail stores located in South Florida. Additionally, a wholly owned subsidiary of the Company has entered into area development agreements with MOD Super Fast Pizza Franchising, LLC, one of the largest fast-casual pizza brands in the United States,  pursuant to which it anticipates developing approximately 60 MOD pizza franchised restaurant locations throughout Florida over the next seven years. The Middle Market Division had total assets of approximately $74 million as of December 31, 2016.

Our Strategies and Objectives

Our objective is to increase shareholder value through investments in diverse industries. In recent years, the Company has focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole. Additionally, we have and may in the future invest in operating businesses and in real estate developments and joint ventures for the development of residential and commercial real estate projects, including those in which our affiliates may participate.  The Company’s investments or acquisitions, and the business and investment strategies of the Company’s subsidiaries, may not prove to be successful or even if successful may not initially generate income or may generate income on an irregular basis, and may involve a long term investment. The Company expects to continue to experience losses in its Middle Market Division with an anticipated goal of building long term value.  As a consequence, the Company’s results of operations may vary significantly on a quarterly basis.

The Company’s goal is to build long-term value rather than focus on quarterly or annual earnings.  While capital markets generally encourage short term results, the Company’s objective continues to be long term growth as measured by increases in book value and intrinsic value over time.

The Company may also consider transactions involving the sale of all or a portion of its assets, investments or subsidiaries, including transactions involving Bluegreen.  These may include, among other alternatives, a future sale or spin-off or transactions involving public or private issuances of debt or equity securities which might decrease or dilute the Company’s ownership interest.  See also, “Part II-Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Additional Information

The Company’s corporate website is www.bbxcapital.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through its website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company’s website and the information contained on or connected to it are not incorporated into this Annual Report on Form 10-K.

This document contains forward-looking statements based largely on current expectations of the Company that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company, its subsidiaries and their respective investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance. Future results could differ materially as a result of a variety of risks and uncertainties.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which the Company operates, including the real estate development and construction industry in which BBX Capital Real Estate operates, the resort development and vacation ownership industries in which Bluegreen operates, the home improvement industry in which Renin operates and the sugar and confection industry in which BBX Sweet Holdings operates.

These risks and uncertainties include, but are not limited to:

•

BBX Capital has limited sources of cash and is dependent upon dividends from Bluegreen to fund its operations; Bluegreen may not be in a position to pay dividends or otherwise make a determination to pay dividends; and dividend payments may be subject to restrictions, including restrictions contained in debt instruments;

•

Risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, that indebtedness may subject the Company to covenants or restrictions on its operations and activities or on its ability to pay dividends, and, with respect to the $80 million loan that BBX Capital received from Bluegreen’s subsidiary during April 2015, that BBX Capital may be required to prepay the loan to the extent necessary for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness;

•

Risks associated with the Company’s current business strategy, including the risk that the Company will not be in a position to provide strategic support to or make additional investments in its subsidiaries or in joint ventures, or that the Company may not achieve or maintain in the future the benefits anticipated to be realized from such support or additional investments, and the risk that the Company will not be in a position to make new investments or that any investments made will not prove to be advantageous;

•

The risks and uncertainties affecting the Company and its subsidiaries, and their respective results, operations, markets, products, services and business strategies, and the risks and uncertainties associated with its ability to successfully implement its currently anticipated plans, and its ability to generate earnings under the current business strategy;

•	Risks associated with acquisitions, asset or subsidiary dispositions or debt or equity financings which the Company may consider or pursue from time to time;
•

The risk that creditors of the Company’s subsidiaries or other third parties may seek to recover distributions or dividends made by such subsidiaries to the Company or other amounts owed by such subsidiaries to such creditors or third parties;

•	Adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;
•	BBX Capital’s shareholders’ interests will be diluted if additional shares of its common stock are issued;
•	The risk that BBX Capital may not pay dividends on its Class A Common Stock or Class B Common Stock in the amount anticipated, when anticipated, or at all,
•

The impact of economic conditions on the Company, the price and liquidity of BBX Capital’s Class A Common Stock and Class B Common Stock and the Company’s ability to obtain additional capital, including the risk that if the Company needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund its operations or investments, it may not be possible to issue any such securities or obtain such indebtedness on favorable terms, if at all;

•

The risk that the SEC prevails in a new trial and the Company’s insurance carrier seeks to obtain reimbursement of the amounts it previously advanced to the Company in connection with the action brought by the SEC against BCC and Alan B Levan;

•	The performance of entities in which the Company has made investments may not be profitable or achieve anticipated results;
•

The preparation of financial statements in accordance with generally accepted accounting principles of the United States of America (“GAAP”) involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of the Company or its subsidiaries.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	Bluegreen’s business and operations, including its ability to market vacation ownership interests (“VOIs”), may be adversely affected by general economic conditions and the availability of financing;
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
•

Risks that third party developers who provide VOIs through fee-based services or just-in-time VOI arrangements do not provide VOIs when planned and the risk that the third parties do not fulfill their obligations to Bluegreen or to the property owners’ associations (“POAs”) that maintain the resorts that they developed;

•

Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•

Adverse outcomes in legal or other regulatory proceedings, including claims of noncompliance with applicable regulations or for development related defects, could adversely affect Bluegreen’s financial condition and operating results;

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

With respect to BBX Capital Real Estate activities, the risks and uncertainties include, but are not limited to:

•

The impact of economic, competitive and other factors affecting BBX Capital Real Estate and its assets, including the impact of decreases in real estate values on BBX Capital Real Estate’s business, the value of BBX Capital Real Estate’s assets, the ability of BBX Capital Real Estate’s borrowers to service their obligations and the value of collateral securing BBX Capital Real Estate’s loans;

•	The risk of loan losses and the risks of additional charge-offs, impairments and required increases in the allowance for loan losses;
•	The risks associated with investments in real estate developments and joint ventures include:
o	exposure to downturns in the real estate and housing markets;
o	exposure to risks associated with real estate development activities;
o	risks associated with obtaining necessary zoning and entitlements;
o

risks that BBX Capital Real Estate’s joint venture partners may not fulfill their obligations and concentration risks associated with entering into numerous joint ventures with the same joint venture partner;

o	risks relating to reliance on third party developers or joint venture partners to complete real estate projects;
o risk that the projects will not be developed as anticipated or be profitable; and
o risk associated with customers not performing on their contractual obligations.

With respect to the Company’s Middle Market activities, the risks and uncertainties include, but are not limited to:

•

Risks that the Middle Market’s business plans will not be successful and that investments in operating businesses and franchises may not achieve the returns anticipated or may not be profitable, including the risks associated with the operations and activities of BBX Sweet Holdings and Renin as well as the anticipated investments in MOD Super Fast pizza franchise locations;

•	The amount and terms of indebtedness associated with the acquisitions and operations may impact the Company’s financial condition and results of operations and limit the Company’s activities;
•	Continued operating losses and the failure of the companies to meet financial covenants may result in the Company making further capital contributions or advances to the companies;
•	The risk of losses associated with excess and obsolete inventory and the risks of additional required reserves for lower of cost or market value losses in inventory;
•	The risk of trade receivable losses and the risks of charge-offs and required increases in the allowance for bad debts;
•	Risk associated with commodity price volatility; and
•	Renin’s operations expose the Company to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar.

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, including those disclosed in the “Risk Factors” section of this report. The Company cautions that the foregoing factors are not exclusive.

Divisions

The Company currently operates through three divisions: Bluegreen, BBX Capital Real Estate and Middle Market.

Bluegreen

Overview

Bluegreen Corporation (“Bluegreen”) is a sales, marketing, and management company focused on the vacation ownership industry.  Bluegreen markets, sells and manages VOIs in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations.  The resorts in which Bluegreen markets, sells or manages VOIs were either developed or acquired by Bluegreen, or were developed and owned by third parties.  Bluegreen earns fees for providing sales and marketing services to third party developers.  Bluegreen also earns fees by providing management services to the Bluegreen Vacation Club and POAs, mortgage servicing, VOI title services, reservation services, and construction design and development services.  In addition, Bluegreen provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income.

Strategies

The Company’s strategy to grow Bluegreen’s profitability and long-term value is focused on:

•	Increasing vacation ownership sales by expanding existing and identifying new tour sources and sales locations;
•	Increasing sales and operating efficiencies across all customer touch-points;
•	Continuing to efficiently procure vacation ownership interests through a mix of capital light sources and strategic resort development;
•	Continuing to grow its resort management, title, loan servicing and other high profit, cash generating businesses; and
•	Providing an industry leading level of customer service.

Industry Overview

The resorts component of the leisure industry has historically been serviced primarily by two separate alternatives for overnight accommodations: commercial lodging establishments and vacation ownership resorts. Commercial lodging consists principally of hotels and motels in which a room is rented on a nightly, weekly or monthly basis, or rentals of privately-owned condominium units or homes through both traditional methods of delivery as well as new web portals and applications.  Bluegreen believes that vacation ownership presents an attractive vacation alternative to commercial lodging particularly for families.

Vacation ownership interests were first introduced in Europe in the mid 1960s. Initially, the vacation ownership industry was highly fragmented, with a large number of local and regional resort developers and operators having small resort portfolios generally of differing quality.  Bluegreen believes that one of the most significant factors contributing to the growth of the vacation ownership industry was the entry into the market of some of the world’s major lodging, hospitality and entertainment companies, such as Marriott Vacations Worldwide Corporation (formerly part of Marriott Hotels), the Walt Disney Company, Hilton Grand Vacations Company (“Hilton”, formerly part of Hilton Hotels Corporation), Vistana Signature Experiences (formerly part of Starwood Hotels and Resorts Worldwide, Inc.), and Wyndham Worldwide Corporation (“Wyndham”).  Although vacation ownership operations in some cases comprise only a portion of these companies’ overall operations, Bluegreen believes that their involvement in the vacation ownership industry has enhanced the industry’s image with the general public.

The purchase of a timeshare property typically entitles the buyer to use and occupy a fully-furnished residence, generally for a stated period or in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as a tenant-in-common with other buyers of interests in the vacation residence. However, under a points-based vacation club system, such as the Bluegreen Vacation Club, the members purchase a real estate interest in a specific VOI resort, which is deeded on their behalf into a trust and provides the member with beneficial rights, including an annual or biennial allotment of points that can be used to reserve occupancy at participating resorts. See “Products and Services – Vacation Ownership” below for additional information regarding the Bluegreen Vacation Club and Bluegreen’s points-based system.

Bluegreen believes that, in general, the desire exists to take family vacations and that the Bluegreen Vacation Club is positioned to benefit from consumer demand for family vacations.  However, economic conditions and other factors may have an adverse effect on the demand for vacations, the vacation ownership industry specifically, and Bluegreen’s operations.

Products and Services

Vacation Ownership

Bluegreen has been involved in the vacation ownership industry since 1994.  Since Bluegreen’s inception, Bluegreen has generated approximately 582,000 VOI sales transactions, which include over 99,000 VOI sales transactions on behalf of third-parties.  As of December 31, 2016, Bluegreen was selling VOIs in the Bluegreen Vacation Club at 23 sales offices at resorts located in the United States.  VOIs in Bluegreen resorts and those sold by Bluegreen on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent the buyer’s ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer).  Bluegreen believes the Bluegreen Vacation Club allows its VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs.  Members can use their points to stay in resorts for varying lengths of time starting at a minimum of two nights.  The number of points required for a stay at a resort varies depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used.    Under this system, members can select vacations among available resorts according to their schedules, space needs, and available points.  Subject to certain restrictions and fees, members are typically allowed to carry over for one year any unused points and to "borrow" points from the next year.  Bluegreen Vacation Club members may use their points to stay in any of the 66 Bluegreen Vacation Club resorts.  Bluegreen Vacation Club members may also use their points to take advantage of other vacation options, including an exchange program offered by a third-party world-wide vacation ownership exchange network of approximately 4,300 resorts and other vacation experiences such as cruises and hotel stays.  Additionally, through an alliance with Choice Hotels International, Inc. ( “Choice Hotels”), Bluegreen Vacation Club members may enroll in Choice Hotels’ free rewards program, Choice Privileges®.  For a fee, Bluegreen Vacation Club members can convert their Bluegreen Vacation Club points into Choice Privileges® points, which can be used for free nights at Choice hotel locations and other rewards such as gift cards.  Additionally, for a fee, members of the Bluegreen Traveler Plus™ program may use their Bluegreen Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection® properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America, subject to the terms and conditions of the program.  See “VOI Exchange Networks, the Bluegreen Traveler Plus™ Program and Other Strategic Alliances” for additional information regarding vacation options available to Bluegreen Vacation Club members in addition to Bluegreen Vacation Club resorts.

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

Capital-Light Business Strategy

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital-light” business strategy, involving activities that typically do not require the significant costs and capital investments generally associated with the acquisition and development of VOIs under Bluegreen’s traditional vacation ownership business.  Bluegreen believes its capital-light business strategy enables it to utilize its expertise and existing infrastructure in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties.  As of December 31, 2016, Bluegreen’s capital-light business activities consisted of fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements

Bluegreen offers sales and marketing services to third-party developers for a fee.  Under these arrangements, Bluegreen sells third-party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis.  Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus an operating profit.  Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements.  However, these activities subject Bluegreen to the risks of third-party developers of resorts under fee-based sales and marketing arrangements do not deliver the resorts’ VOIs as planned, or do not fulfill their obligation to Bluegreen or to the POAs that maintain the resorts they develop.  Notes receivable originated in connection with Bluegreen’s sale of third party VOIs under commission-based arrangements are held by the third party developer, and in certain cases are serviced by Bluegreen for a fee.  Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales”.

Just-In-Time Inventory Acquisition Arrangements

Bluegreen enters into agreements with third-party developers that allow Bluegreen to buy VOI inventory from time to time in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Bluegreen’s goal is to enter into such arrangements on a non-committed basis, although Bluegreen may engage in committed arrangements under certain circumstances.  Because the completed VOI was owned by a third-party, Bluegreen is not at risk for the development financing of these projects.  However, Bluegreen is at risk if the third-party developers of resorts under fee-based sales and marketing arrangements do not deliver the resorts’ VOIs as planned, or do not fulfill their obligation to Bluegreen or to the POAs that maintain the resorts they develop.  Unlike FBS Sales, receivables originated in connection with sales of just-in-time inventory are held by Bluegreen.  Sales of inventory acquired through these arrangements are sometimes referred to as “Just-In-Time Sales”.

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

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs.  In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services.  In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including contracting for housekeeping services, maintenance, and certain accounting and administrative services.  As of December 31, 2016, Bluegreen provided management services to 47 timeshare resort properties and hotels.  Other fee-based services also include the processing of sales of VOIs through Bluegreen’s wholly-owned title company subsidiary, which earns fees in connection with the closing of the VOI transactions.  Bluegreen also generates fee-based income by providing construction, design and management services, and mortgage servicing.

Bluegreen has over the last several years increased the activities associated with its capital-light business strategy; however, Bluegreen’s efforts to continue to execute its capital-light business strategy may not be successful, and any arrangements entered into may not prove to be profitable.  Further, changes in economic conditions may adversely impact the results of Bluegreen’s fee-based and other capital-light business activities and may make the capital-light business strategy less attractive going forward.

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
(4)

This resort, or portion thereof, was developed by third-parties and Bluegreen has sold VOIs on their behalf or has arrangements to acquire such VOIs as part of Bluegreen’s capital-light business strategy.

Future Resorts and Acquisition of Additional Inventory

Bluegreen believes that it currently has adequate timeshare inventory on hand, or available for sale through arrangements with third parties in connection with its capital-light business strategy, to satisfy its projected sales of VOIs for 2017 and a number of years thereafter.  However, Bluegreen may decide to acquire or develop inventory in the future.  It is also expected that development activities will continue at resorts developed by Bluegreen/Big Cedar Vacations and other Bluegreen sites on a limited basis.

VOI Exchange Networks, the Bluegreen Traveler Plus™ Program, and Other Strategic Alliances

Bluegreen believes that its VOIs are made more attractive by its alliance with Choice Hotels, its participation in third-party exchange networks, its Traveler Plus™ program and other strategic affiliations with third-party resort developers.  In 2013, Bluegreen entered into a five-year strategic alliance agreement with Choice Hotels.  Choice Hotels currently franchises approximately 6,400 hotels in more than 40 countries and territories and its brands include the Ascend Hotel Collection®, Comfort Inn®, Comfort Suites®, Quality®, Sleep Inn®, Clarion®, Cambria® hotels and suites, MainStay Suites®, Suburban Extended Stay Hotel®, Econo Lodge® and Rodeway Inn®.  Bluegreen’s relationship with Choice Hotels’ impacts several areas of Bluegreen’s business and, while there is no assurance as to the success of the relationship, it includes a sales and marketing alliance component that Bluegreen believes enables it to leverage Choice Hotels’ brands, customer relationships and marketing channels to market Bluegreen’s VOI offerings.  Additionally, subject to the terms and conditions of the agreements, including specified payments to Choice Hotels, Bluegreen Vacation Club resorts may be branded as part of the Ascend Hotel Collection®.  As of December 31, 2016, a total of 29 Bluegreen Vacation Club resorts were branded as part of the Ascend Hotel Collection®.  Also, Bluegreen Vacation Club members may enroll as members of the Choice Hotels loyalty program, Choice Privileges®, and for a fee can convert their Bluegreen Vacation Club points into Choice Privileges® points which can be used for stays at participating Choice Hotels.  Additionally, for a fee, members of the Bluegreen Traveler Plus™ program may exchange their vacation points for stays at Choice Hotels’ Ascend Hotel Collection® properties subject to the terms and conditions of the program.

Bluegreen Vacation Club members may also participate in an unaffiliated external exchange network, Resort Condominiums International, LLC (“RCI”).  The RCI exchange network allows an owner to exchange stays in their VOI for occupancy at nearly 4,300 participating resorts located throughout the world in more than 100 countries, based upon availability and the payment of a variable exchange fee.  The annual membership fees of RCI are included in the Bluegreen Vacation Club dues.  In 2016, approximately 9% of Bluegreen Vacation Club members utilized the RCI exchange network for an exchange of two or more nights.  Most of the Bluegreen Vacation Club resorts are rated in one of the two highest categories by RCI (Gold Crown and Silver Crown).

Bluegreen Vacation Club members, for an additional annual fee, may also participate in the Bluegreen Traveler Plus™ program, which allows them to use their points for a variety of hotel stays, RV site stays within the “Coast to Coast” network, or various cruise vacations.  Also, for a nominal fee, Bluegreen Vacation Club members who purchased or upgraded their VOI since July 1, 2007 and participate in the Bluegreen Traveler Plus™ program have the ability to use their vacation points to reserve accommodations in 43 additional resort locations through Bluegreen’s alliances with other resort development companies (“Direct Exchange”).

No assurance can be given that Bluegreen’s resorts will continue to participate in the RCI or Direct Exchange networks, or that Bluegreen’s customers will continue to be satisfied with these networks or the Bluegreen Traveler Plus™ program.  In addition, Bluegreen’s relationship with Choice Hotels may not be received favorably by Choice’s or Bluegreen’s customers and may not have a positive impact on Bluegreen’s operating results or financial condition.  If Bluegreen does not continue to participate in qualified exchange networks or maintain other strategic alliances, including if Bluegreen’s resorts are not included in such networks or alliances, or if such networks or other strategic alliances do not operate effectively, Bluegreen’s financial condition, results and business could be materially adversely affected.

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

In addition to attracting new customers, Bluegreen seeks to sell VOIs to its existing VOI owners (“owner sales”).  Owner sales generally have lower marketing costs and typically result in relatively higher operating margins than sales generated through other marketing channels.  During 2016, owner sales accounted for 46% of Bluegreen’s system-

wide sales.  However, Bluegreen has recently increased, and expects to continue to increase, its marketing efforts to new customers as compared to existing owners as it believes that its ability to continue to sell VOIs to its current existing owner base could diminish over time without continued sales to new customers.  Accordingly, Bluegreen expects that its marketing expenses may increase in the future.

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

One of Bluegreen’s wholly-owned subsidiaries has an arrangement with Big Cedar, LLC (“Big Cedar”), an affiliate of Bass Pro, Inc. (“Bass Pro”), pursuant to which, Bluegreen’s subsidiary owns 51% of Bluegreen/Big Cedar Vacations and Big Cedar owns the remaining 49%.  Bluegreen/Big Cedar Vacations develops, markets, and sells VOIs at the Bluegreen Wilderness Club at Big Cedar, a wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri.  Bluegreen/Big Cedar Vacations also develops, markets, and sells timeshare interests in The Cliffs at Long Creek and Paradise Point Resort.  Bluegreen/Big Cedar Vacations pays Big Cedar a fee upon sales of certain timeshare interests for promotional, marketing and advertising services.

Bluegreen also has an exclusive marketing agreement with Bass Pro, a privately-held retailer of fishing, marine, hunting, camping and sports gear.  Pursuant to the agreement, Bluegreen has the right to market VOIs at each of Bass Pro’s retail locations.  As of December 31, 2016, Bluegreen marketed VOIs in 68 of Bass Pro’s stores.  These marketing efforts include offers for the sale of discounted vacation packages which require the purchaser to attend a timeshare sales presentation, where permitted by law.  Under the agreement, Bluegreen also has the right to market VOIs in Bass Pro’s catalogs and on its website, and Bluegreen has access to Bass Pro’s customer lists.  In exchange, Bluegreen compensates Bass Pro based on the overall success of these marketing activities.  The amount of compensation is dependent on the level of additional marketing efforts required by Bluegreen to convert the prospect into a sale and a defined time frame for such marketing efforts.  No compensation is paid to Bass Pro under the marketing agreement on sales made by Bluegreen/Big Cedar Vacations of VOIs owned by Bluegreen/Big Cedar Vacations.  In accordance with the agreement, Bluegreen makes an annual prepayment to Big Cedar by February of each year.  The prepayment is an advance payment for anticipated commissions estimated to be generated during the upcoming year, as determined by Bluegreen and Big Cedar, not to exceed $5.0 million.  No additional commissions are paid to Big Cedar during any year until the annual prepayment for that year has been fully earned.  During 2016, sales of VOIs to prospects and leads generated by the marketing arrangement with Bass Pro accounted for approximately 16% of Bluegreen’s VOI sales volume.  Bluegreen’s marketing agreement with Bass Pro is for a term expiring in January 2025, subject to early termination in whole or in part under certain circumstances.  There is no assurance that Bluegreen will be able to maintain, extend or renew its marketing relationship with Bass Pro, and Bluegreen’s sales would be materially and adversely impacted if Bluegreen’s relationship with Bass Pro ended.

As previously described, Bluegreen entered into a five-year strategic relationship with Choice Hotels in 2013.  This relationship impacts several areas of Bluegreen’s business and, while there is no assurance as to the success of the relationship, it includes a sales and marketing alliance component which Bluegreen believes enables Bluegreen to leverage Choice Hotels’ brands, customer relationships and marketing channels to market Bluegreen’s VOI offerings.  Choice Hotels’ obligations under the agreements are subject to Bluegreen making specified payments to Choice Hotels and certain other terms and conditions.

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

Customer Financing

Bluegreen generally offers financing of up to 90% of the purchase price of its VOIs to its VOI customers who meet certain FICO® score-based underwriting standards.  The typical financing extended by Bluegreen on a VOI during

2016 provided for a term of 10 years and a fixed interest rate.  However, Bluegreen also encourages purchasers to finance their purchase with a loan having a shorter term by offering a lower interest rate on those loans.  In connection with Bluegreen VOI sales, Bluegreen delivers the property deed to the trustee of the Bluegreen Vacation Club on behalf of the purchaser and obtains a mortgage on the purchaser’s VOI.

Purchasers of VOIs are generally required to make a down payment of at least 10% of the VOI sales price.  As part of Bluegreen’s continued efforts to improve its operating cash flows, Bluegreen incentivizes its sales associates to encourage cash sales, and Bluegreen promotes a point-of-sale credit card program sponsored by a third party financial institution.  As a result of such efforts, Bluegreen has increased both the percentage of its sales that are 100% cash and its average down payment on financed sales.  Including down payments received on financed sales, approximately 41% of Bluegreen VOI sales during 2016 were paid in cash within approximately 30 days from the contract date.

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

Effective December 15, 2008, Bluegreen implemented a FICO® score-based credit underwriting program.  Following implementation, subject to certain limited exceptions, Bluegreen no longer provided financing to customers with FICO® scores below 500, and new customers with FICO® scores between 500 and 599 were required to make a minimum cash down payment of 20%.  Effective January 1, 2010, subject to certain limited exceptions, Bluegreen further increased its FICO® score-based credit underwriting standards such that Bluegreen no longer originates financing to customers with FICO® scores below 575 subject to certain limited exceptions. However, Bluegreen may, from time to time, offer certain introductory products to customers with different FICO®  scores, finance and down payment terms that it intends to hold in its portfolio.  Additionally, Bluegreen may provide financing to customers with no FICO®  scores if the customer makes a minimum required down payment.  For loans with an outstanding balance as of December 31, 2016 that were originated from December 15, 2008 through December 31, 2009, the borrowers’ weighted average FICO® score at the point of sale was 700.  For loans with an outstanding balance as of December 31, 2016 that were originated from January 1, 2010 through December 31, 2016, the borrowers’ weighted average FICO® score at the point of sale was 706.  Further information is set forth in the following table:

	Percentage of originated and services
	VOI notes receivable
	Notes receivable originated	Notes receivable originated
	December 15, 2008 -	January 1, 2010 -
FICO® Score (1)	December 15, 2009	December 15, 2016

Below 575	5.3%	0.4%
Between 575 and 619	7.7%	7.4%
Between 620 and 700	35.9%	39.6%
Above 700	51.1%	52.6%

(1)	Excludes loans originated after December 15, 2008 for which obligor did not have a FICO® score.

Bluegreen encourages purchasers to make higher down payments and accept shorter loan period terms by offering lower interest rates.  Bluegreen may also from time to time offer lower rates for purchasers with specific FICO® scores or purchasers of higher volume point packages.  In addition, where permitted under applicable laws, rules and regulations, purchasers may receive a 1% discount in the interest rate by participating in Bluegreen’s pre-authorized payment plan.  As of December 31, 2016, borrowers with respect to approximately 95% of Bluegreen’s serviced VOI notes receivable participated in Bluegreen’s pre-authorized payment plan.

Effective November 1, 2008, Bluegreen increased the interest rates charged on new loans.  The weighted-average interest rate on Bluegreen’s VOI notes receivable was as follows:

As of December 31,
2016		2015
Notes receivable	Notes receivable	Notes receivable	Notes receivable
originated before	originated on or after	originated before	originated on or after
November 1, 2008	November 1, 2008	November 1, 2008	November 1, 2008

14.98%	15.77%	14.98%	16.13%

Collection Policies

Financed sales of VOIs originated by Bluegreen typically utilize a note and mortgage.  Collection efforts related to the timeshare loans are managed by Bluegreen and are handled by a staff of collectors, assisted by a mortgage collection computer system.  Bluegreen’s collectors are incentivized through a performance-based compensation program.  Technological capabilities include, but are not limited to, automated lock box and clearing house processing.

Bluegreen generally makes collection efforts to customers by mail and by telephone.  Telephone contact generally commences when an account is as few as 10 days past due.  At 30 days past due, a collection letter is sent to U.S. residents advising the customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies.  At 60 days delinquent, Bluegreen sends a letter to the customer by mail advising that they may be prohibited from making any future reservations for lodging at a resort.  If the delinquency continues, at 90 days past due, Bluegreen stops the accrual of, and reverses previously accrued but unpaid, interest on the note receivable and mails a “Notice of Intent to Cancel Membership,” which informs the customer that unless the delinquency is cured within 30 days, Bluegreen will terminate the customer’s VOI ownership.  If the customer fails to respond to such correspondence within the given timeframe, the loan will be defaulted and the customer’s VOI terminated.  In that case, Bluegreen sends a final letter, typically at approximately 120 days delinquent, to notify the customer of the loan default and the termination of the customer’s beneficial interest in the VOI property.  Thereafter, Bluegreen seeks to resell the VOI to a new purchaser.  Historically, Bluegreen has typically not sought to collect a deficiency on defaulted notes.

Recently, Bluegreen’s collection efforts have been increasingly impacted by the receipt of cease and desist letters from attorneys purporting to represent certain VOI owners and have encouraged such owners to become delinquent and ultimately default on obligations.  Following receipt, contact of VOI owners is ceased, unless otherwise allowed by law.

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

Sales of Receivables/Pledging of Receivables

Bluegreen’s ability to sell or borrow against its VOI notes receivable has historically been a critical factor in Bluegreen meeting its liquidity requirements.  The vacation ownership business generally involves making sales of a vacation product where a buyer is only required to pay a minimum of 10% to 20% of the purchase price up front, while at the same time selling and marketing expenses are primarily cash expenses exceeding the down payment amount.  For the year ended December 31, 2016, Bluegreen’s sales and marketing expenses were approximately 52% of its system-wide sales.  Accordingly, having facilities for the sale or hypothecation of these VOI notes receivables, along with periodic term securitization transactions, has been a critical factor for Bluegreen in meeting its short- and long-term cash needs.

Bluegreen’s VOI receivables purchase facilities and term securitizations typically utilize an owner’s trust structure whereby Bluegreen sells receivables to a wholly-owned, special purpose finance entity which then sells the receivables to an owner’s trust, typically without recourse to Bluegreen or its subsidiaries, except for breaches of certain representations and warranties at the time of sale.  While in limited instances Bluegreen has entered into guarantees in connection with its vacation ownership receivables purchase facilities or term securitizations, historically, Bluegreen has typically not entered into such guarantees.  These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase, and fundings under these facilities are typically subject to certain conditions precedent.  Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash.  The balance of the purchase price is deferred until such time as the facility purchaser has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid and, if applicable, a specified overcollateralization ratio is achieved and a cash reserve account is fully funded.  Bluegreen’s VOI receivables purchase facilities typically include various conditions to purchase, covenants, triggering events and other provisions Bluegreen believes to be customary for these types of transactions.  Bluegreen has historically acted as servicer of, and in such capacity received a fee for servicing, the VOI receivables Bluegreen has sold under these purchase facilities.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about Bluegreen’s VOI receivables purchase facilities and term securitizations.

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

Market and Industry Data

Market and industry data used throughout this report were obtained from Bluegreen’s internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and other currently available information.  The sources for this data include, without limitation, the American Resort Development Association.  Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information.  Bluegreen has not independently verified such market data.  Similarly, Bluegreen’s internal surveys, while believed by Bluegreen to be reliable, have not been verified by any independent sources.  Accordingly, such data may not prove to be accurate.

BBX Capital Real Estate

Overview

BBX Capital Real Estate’s activities consist of the monetization and management of assets in its portfolio and investments in real estate developments and unconsolidated real estate joint ventures. Legacy assets (assets retained following the BankAtlantic sale) include loans, foreclosed real estate and a portfolio of charged-off loans. BBX Capital Real Estate conducts land entitlement activities on certain properties acquired through foreclosure and land development projects which include selling or leasing the improved properties to third parties.

Strategies

BBX Capital Real Estate’s growth strategy is focused on:

•	Identifying and acquiring or developing primarily for-sale housing communities, rental apartment communities and commercial properties;
•	Identifying and making investments in opportunistic real estate joint ventures with third party developers; and
•	Continuing to monetize the remaining legacy portfolio through loan repayment, collections, sales, development, or joint venture projects.

Real Estate Developments

Beacon Lake Master Planned Development

The Company obtained entitlements to develop raw land in St. Johns County, Florida into 1,476 finished lots which will comprise the Beacon Lake Community.  The Company acquired this undeveloped property through foreclosure and it is anticipated that the finished lots will be sold to home builders.  The centerpiece of the community is the 43-acre Beacon Lake, which offers opportunities for outdoor recreation.  The planned amenities include a Junior Olympic lap pool, Splash Park, tennis courts, fitness center and a community dog park.  Single-family homes and townhomes are planned to range from 1,800 square feet to 4,000 square feet and priced from the high $200,000’s to the $500,000’s.  Construction began in January 2017.  The Company has entered into a purchase agreement with a home builder for approximately 152 finished lots with the first finished lot closing anticipated to occur during the first quarter of 2018.

PGA Station

The Company acquired land through foreclosure located in PGA Station, in the city of Palm Beach Gardens, Florida in 2014.  The property held by the PGA Design Center Holdings joint venture described below is adjacent to PGA Station.  During the year ended December 31, 2016, the Company obtained governmental approvals to construct a 125 room limited-service suite hotel, a medical office building and three 60,000 square foot office buildings on vacant tracts of land in PGA Station.  The Company is the master developer of PGA station and intends to sell the developed land to third party developers.  The Company executed a sales contract for the hotel site with closing anticipated during the second quarter of 2017, subject to satisfactory completion of the prospective buyer’s due diligence and other closing conditions.

Gardens on Millenia

Gardens on Millenia consisted of 37 acres of land acquired through foreclosure located near the Mall at Millenia in a commercial center of Orlando, Florida.  During 2015, the Company obtained governmental approvals for a 300,000 square foot retail shopping center designed for multiple big-box and in-line tenants as well as two outparcel retail pads and nine rental apartment buildings totaling approximately 292 units. The Company contributed the portion of the land entitled for rental apartments to the Addison on Millenia Investment, LLC joint venture and contributed the portion of the land entitled for the retail center to the BBX/S Millenia Blvd Investments, LLC joint venture as initial capital contributions to the joint ventures. The Addison on Millenia Investment, LLC joint venture and the BBX/S Millenia Blvd Investments, LLC joint venture are described below in “Investments in unconsolidated real estate joint ventures”.

Investments in unconsolidated real estate joint ventures

The Company had investments in the following real estate joint ventures as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Altis at Kendall Square, LLC	$154	764
Altis at Lakeline - Austin Investors LLC	5,165	5,210
New Urban/BBX Development, LLC	907	864
Sunrise and Bayview Partners, LLC	1,574	1,577
Hialeah Communities, LLC	2,641	4,569
PGA Design Center Holdings, LLC	1,904	1,911
CCB Miramar, LLC	875	875
Centra Falls, LLC	595	727
The Addison on Millenia Investment, LLC	5,935	5,778
BBX/S Millenia Blvd Investments, LLC	5,095	4,905
Altis at Bonterra - Hialeah, LLC	17,626	15,782
Altis at Shingle Creek Manager, LLC	332	-
Centra Falls II, LLC	571	-
Investments in unconsolidated real estate joint ventures	$43,374	42,962

The above investments in unconsolidated real estate joint ventures are described below.

Altis at Kendall Square, LLC (“Kendall Commons”)

In March 2013, the Company invested $1.3 million as one of a number of investors in a 321 unit multi-family development – Altis at Kendall Square – developed by Altman Development (“Altman”). The multifamily rental community is comprised of 12 three-story apartment buildings, one mixed-use building and one clubhouse. During the year ended December 31, 2016, the joint venture sold the development and the Company recognized $3.1 million of equity earnings and received $3.7 million of distributions from the joint venture.

Altis at Lakeline – Austin Investor, LLC

In December 2014, the Company invested $5.0 million as one of a number of investors in a planned multi-family development – Altis at Lakeline – being developed by Altman.  Located on an approximate 23 acre parcel in the northwest area of Austin, Texas, Altis at Lakeline is comprised of 19, two and three story, residential apartment buildings with 354 apartment units, 38 enclosed garages, and a private resort style 5,500 square foot clubhouse.  After all investors receive a specified return on capital  and the return of their contributed capital, any distributions thereafter are shared based on earnings with the managing member receiving an increasing percentage of distributions.  Construction commenced in the first quarter of 2015 and 312 units were available for lease with an occupancy rate of 49% as of December 31, 2016.

New Urban/BBX Development, LLC (“Village at Victoria Park”)

Village at Victoria Park consists of a residential development on approximately 2 acres of previously vacant land previously owned by the Company that is located near downtown Fort Lauderdale, Florida. In December 2013, The Company invested in a joint venture with New Urban Communities to develop the project as 30 single-family homes.  The project is a 50% - 50% joint venture with New Urban Communities serving as the developer and manager of the joint venture.  The project commenced construction and sales during the third quarter of 2014. As of December 31, 2016, the joint venture closed on 10 single-family homes and has sales contracts on four additional homes.

Bayview (Sunrise and Bayview Partners, LLC)

In June 2014, the Company invested in a joint venture with an affiliate of Procacci Development Corporation (“PDC”) with the Company and PDC each contributing $1.8 million to the Sunrise and Bayview Partners joint venture.  The joint venture acquired for $8.0 million approximately three acres of real estate located at Bayview Drive and Sunrise Boulevard in Fort Lauderdale, Florida.  The Company and PDC each have a 50% interest in the joint venture.  There is currently an approximate 84,000 square foot office building along with a convenience store and gas station on the property.  The office building has low occupancy with short term leases. The convenience store's lease ends in

March 2022.  The Company anticipates that the property will be redeveloped into a mixed-use project at some point in the future.

Hialeah Communities, LLC (Bonterra – CC Homes)

In July 2014, the Company invested in a joint venture with CC Bonterra to develop approximately 394 homes in a portion of Bonterra community in Hialeah, Florida.  The Company transferred approximately 50 acres of land acquired through foreclosure at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, the Company received $2.2 million of cash and a joint venture interest with an agreed upon assigned initial capital contribution value of $4.9 million.  The Company receives 57% of the joint venture distributions until the Company receives its aggregate capital contributions plus a specified return on capital. Any distributions thereafter are shared with the managing member receiving an increased percentage of distributions.  During the year ended December 31, 2016, the joint venture closed on 212 single-family homes and the Company received $11.5 million of cash distributions and recognized $9.5 million of equity earnings from the joint venture.  As of December 31, 2016, the joint venture has executed sales contracts on an additional 109 single-family homes.

PGA Design Center Holdings, LLC

In December 2013, the Company purchased for $6.1 million a commercial property in Palm Beach Gardens, Florida, with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. The property, which is located in a larger mixed use property now known as PGA Station was substantially vacant at the date of acquisition.  Subsequent to the acquisition of the property, the Company entered into a joint venture with Stiles Development which acquired a 60% interest in the joint venture for $2.9 million in cash.  The Company contributed the property (excluding certain residential development entitlements having an estimated value of $1.2 million) to the joint venture in exchange for $2.9 million in cash and the remaining 40% interest in the joint venture.  The Company transferred the retained residential development entitlements to adjacent parcels owned by it in PGA Station (see above for a discussion of the other parcels owned by the Company in PGA Station).  During the year ended December 31, 2016, governmental approvals were obtained to change the use of a portion of the property from retail to office.  The joint venture intends to sell or lease the buildings.

CCB Miramar, LLC

In May 2015, the Company invested in a joint venture with two separate unaffiliated developers relating to the acquisition of real estate in Miramar, Florida for the construction of single-family homes.  The Company contributed $875,000 for an approximate 35% interest in the joint venture and one of the developers contributed to the joint venture a contract to purchase the real estate. The purchase of the real estate is subject to certain closing conditions, including receipt of all necessary entitlements and completion of due diligence by the joint venture.

Centra Falls, LLC

In August 2015, the Company invested as one of a number of investors in a joint venture with an unaffiliated developer for the development and sale of 89 townhomes in Pembroke Pines, Florida.  The Company contributed $750,000 and is entitled to receive 7.143% of the joint venture distributions until it receives the return of its aggregate capital contributions plus a specified return on its investment. Any distributions thereafter are shared with the managing member receiving an increased percentage of distributions. The project commenced construction and sales during the third quarter of 2015.  As of December 31, 2016, the joint venture closed on 21 townhomes and has executed contracts on an additional 54 townhomes.

The Addison on Millenia Investment, LLC

In December 2015, the Company invested as one of a number of investors in a joint venture to develop 11.8 acres in the Gardens on Millenia site located in Orlando, Florida into nine retail apartment buildings containing approximately 292 units.  The joint venture currently intends to hold the property and operate the apartment project as an income producing business.   The Company transferred property with an agreed upon value of $5.8 million and $0.3 million of cash for its initial joint venture contribution. The Company is entitled to receive 48% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return in its investment. Any distributions thereafter are shared based on earnings with the managing member receiving an increasing percentage of distributions. Construction commenced in the first quarter of 2016 and leasing of apartment units is anticipated to begin during the first quarter of 2017.

BBX/S Millenia Blvd Investments, LLC

In October 2015, the Company and a developer invested in a joint venture to develop a retail center on the Gardens of Millenia site in Orlando, Florida.  The joint venture intends to construct the center, lease the premises and sell the property. The Company transferred property with an agreed upon value of $7.0 million to the joint venture and received $0.7 million in cash and a 90% interest in the joint venture.  The Company is entitled to receive 90% of joint venture distributions until it receives its aggregate capital contributions plus a specified return on its investment.  Any distributions thereafter are shared with the managing member receiving an increased percentage of the distributions. The joint venture completed the construction of the retail center, two anchor tenants are open for business and the joint venture anticipates selling the retail center in 2017.

Altis at Bonterra – Hialeah, LLC

In December 2015, the Company invested in a joint venture with Altman to develop approximately 314 apartment homes in a portion of Bonterra communities in Hialeah, Florida. The Company transferred approximately 14 acres of land at an agreed upon value of approximately $9.4 million and cash of $7.5 million to the joint venture.  The Company is entitled to receive 95% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its investment. Any distributions thereafter are shared based on earnings with the managing member receiving an increased percentage of the distributions.   Construction commenced during the first quarter of 2016 and leasing of apartment units is anticipated to begin during the first quarter of 2017.

Altis at Shingle Creek Manager, LLC

During April 2016, the Company invested in a joint venture with Altman and an investor to develop approximately 356 apartment homes on 24 acres of land located in Kissimmee, Florida. The Company invested approximately $332,000 for a 2.5% interest in the joint venture.  The Company is entitled to receive 2.5% of the joint venture distributions until it receives its aggregate capital contribution plus a specified return on its investment. Any distributions thereafter are shared based on earnings with the managing member receiving an increasing percentage of the distributions.   Construction commenced during the fourth quarter of 2016 and leasing of apartment units is anticipated to begin during the third quarter of 2017.

Centra Falls II, LLC

During 2016, the Company invested as one of a number of investors in a joint venture with Label & Co. to develop 61 town homes on land located in the City of Pembroke Pines, Broward County, Florida. The Company contributed $571,000 to the joint venture and is entitled to receive 7.143% of the joint venture distributions until it receives its aggregate capital contribution plus a specified return on its investment.  Any distributions thereafter are shared with the managing member receiving an increased percentage of the distributions.  Construction is expected to commence in the first quarter of 2017 and closings are anticipated to commence during the fourth quarter of 2017.

Legacy Assets

Legacy assets in the Company’s Consolidated Statement of Financial Condition as of December 31, 2016 primarily consisted of $25.5 million of loans receivable, $12.0 million of real estate held-for-investment and $33.3 million of real estate held-for-sale.  PGA Station and the Gardens on Millenia real estate developments discussed above are included in real estate held-for-sale with an aggregate carrying value of $9.2 million as of December 31, 2016.  These legacy assets are described in further detail in Item 8 – Note 5 and Note 8 of this report.

The majority of the legacy assets do not generate income on a regular or predictable basis. As a consequence BBX Capital Real Estate does not expect to generate significant revenue from the legacy assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. The cash flow from the monetization of legacy assets are generally invested in income producing real estate, real estate developments and real estate joint ventures as well as in the Company’s middle market operating businesses.  As a result of the substantial decline in real estate values during the recession, the majority of legacy non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  The Company believes there has been continued improvements generally in real estate markets and believes that the prior estimated fair values of the underlying collateral securing certain of its commercial real estate loans and its real estate carrying values may be below current market values.  Additionally, this recovery in the real estate market has favorably affected the financial condition of borrowers and the Company is aggressively pursuing its borrowers and/or guarantors in order to maximize recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If the Company is successful in its efforts, the Company expects to recognize gains to the extent that the amounts it collects exceed the carrying value of its commercial loans and foreclosed real estate.

Middle Market Division

Overview

The Middle Market Division invests in operating companies and businesses with revenues of less than $250 million.   Renin, which was acquired in October 2013 and has the highest revenue of our portfolio companies in this division, manufactures products for the home improvement industry and operates through headquarters in Canada and two manufacturing assembly and distribution facilities in Canada and the United States.  Since December 2013, the Middle Market Division also has made investments and has completed acquisitions in the sugar and confectionery industry through the Company’s wholly-owned subsidiary, BBX Sweet Holdings. In 2016, a wholly owned subsidiary of the Company entered into area development agreements with MOD Super Fast Pizza Franchising, LLC with a goal of developing approximately 60 MOD franchised pizza restaurant locations throughout Florida over the next seven years.

Products and Sales Channels

Renin’s products include sliding bipass and bifold closet doors, room dividers including barn-style doors and hardware, fabricated glass and home décor products. While the majority of Renin’s products are manufactured at its facilities located in Canada and the United States, a portion of its products are sourced from suppliers in China.  Renin products are sold through three distinct channels in North America: retail, wholesale, and direct in the metropolitan Toronto area (“Toronto Area”).  Retail currently makes up over 50% of Renin’s sales and includes big box retail customers such as Home Depot and Lowes.  Wholesale, which includes OEMs and fabricators across North America, makes up approximately 30% of Renin’s sales.  The Toronto Area, where Renin operates an installation business, generates the remaining sales.

BBX Sweet Holdings’ products include fine chocolates, chocolate drenched candies, tropical snacks, and hard candies, all of which are made at facilities located in Utah and Florida. BBX Sweet Holdings’ fine chocolates are sold directly to consumers at its nine Hoffman’s Chocolates retail chocolate locations in South Florida. BBX Sweet Holdings’ other products are sold to retailers or distributors.

Strategies

The business and operating strategy for the portfolio of companies in the Middle Market Division focuses on:

•	Recruiting and retaining talented managers to operate its businesses;
•	Monitoring financial and operational performance, while supporting management in implementation of their goals; and
•	Making opportunistic acquisitions in diverse industries.

Employees

Management believes that its relations with its employees are satisfactory. The Company currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

As of December 31, 2016, the Company and its subsidiaries had approximately 6,141 employees, with 5,729 employees at Bluegreen, of which 549 employees were located at Bluegreen’s headquarters in Boca Raton, Florida, and 5,180 employees were located in regional field offices throughout the United States and one office in Aruba.

Competition

The industries in which the Company conducts business are very competitive and we also face substantial competition with respect to our investment activities from real estate developers and building construction companies from private equity funds, hedge funds and other institutional investors. The Company competes with institutions and entities that are larger and have greater resources than the resources available to the Company.  Four unaffiliated companies in the candy and confectionery industry currently account for approximately 71% of the industry’s revenues reflecting significant fragmentation in the industry in which Sweet Holdings operates.  Renin’s products are sold mainly to large retailers as well as to housing and building construction companies. The industry in which Renin operates experiences intense competition from foreign importers and producers.  MOD Pizza competes with established pizza brands, new entrants into the fast casual pizza category, especially in Florida, and for prime locations, with other operators.  Bluegreen competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen. Further, Bluegreen competes with numerous smaller owners and operators of vacation ownership resorts and also faces competition from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes or apartments or condominium units, which have increased in popularity in recent years.  Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties.  Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton, Wyndham, ILG and Diamond Resorts International.  Bluegreen also competes with numerous other smaller owners and operators of vacation ownership resorts.  In Bluegreen’s fee-based services business, Bluegreen typically competes with Hilton Hotels Corporation and Wyndham Worldwide Corporation.  In addition to competing for sales leads, prospects and fee-based service clients, Bluegreen competes with other VOI developers for marketing, sales, and resort management personnel.

Regulation

As a public company, we are subject to federal securities laws, including the Securities Exchange Act of 1934.  In addition, the companies in which we hold investments are subject to federal, state and local laws and regulations generally applicable to their respective businesses.

Bluegreen

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation.  Bluegreen is subject to various federal, state, local and foreign environmental, zoning, consumer protection and other laws, rules and regulations, including those regarding the acquisition, marketing and sale of real estate and VOIs and various aspects of Bluegreen’s financing operations.  On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce.  In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity.  In addition to the laws applicable to Bluegreen’s customer financing and other operations discussed below, Bluegreen is or may be subject to the Fair Housing Act and various other federal laws, rules and regulations.  Bluegreen is also subject to various foreign laws with respect to La Cabana Beach Resort and Casino in Oranjestad, Aruba and Blue Water Resort at Cable Beach in Nassau, Bahamas.  In addition, in the future, VOIs may be deemed to be securities subject to regulation as such, which could have a material adverse effect on Bluegreen.  The cost of complying with applicable laws and regulations may be significant and Bluegreen may not maintain compliance at all times with all applicable laws, including those discussed below.  Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on Bluegreen.

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

Bluegreen’s marketing, sales and customer financing activities are also subject to extensive regulation, which can include, but is not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; the Dodd–Frank Wall Street Reform and Consumer Protection Act; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws. The Dodd-Frank Act contains significant changes to the regulation of financial institutions, and related entities, including the creation of new federal regulatory agencies, and the granting of additional authorities and responsibilities to existing regulatory agencies to identify and address emerging systemic risks posed by the activities of financial services firms.  The Consumer Financial Protection Bureau (“CFPB”) is one such regulatory agency created pursuant to the Dodd-Frank Act.  The CFPB’s mandate is to protect consumers by carrying out federal consumer financial laws and to publish rules and forms that facilitate understanding of the financial implications of the transactions consumers enter into.  Consistent with this mission, the CFPB amended Regulations X and Z to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property.  The practical impact upon Bluegreen was the requirement to use a new Integrated Mortgage Disclosure Statement in lieu of the separate Good Faith Estimate and Closing Statement.  No assurance can be given that Bluegreen will be in compliance with this act or other applicable laws or that compliance with this rule or the promulgation of additional new standards by the CFPB will not have an adverse impact on Bluegreen.  In addition, Bluegreen’s term securitization transactions currently must comply with certain requirements of the Dodd-Frank Act, including the risk retention rules.

Bluegreen's management of, and dealings with, POAs, including Bluegreen's purchase of defaulted inventory from POAs in connection with its secondary market arrangements, is also subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making, and the imposition of maintenance assessments.

During the year ended December 31, 2016, approximately 7% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained through internal and third-party vendors’ outbound telemarketing efforts.  Bluegreen attempts to monitor the actions and compliance of these third parties, but there are risks associated with Bluegreen’s and such third parties’ telemarketing efforts.  In recent years, state and federal regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws.  In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation.  These measures have significantly increased the costs associated with telemarketing.  While Bluegreen continues to be subject to telemarketing risks and potential liability, Bluegreen believes that its exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be mitigated to some extent by the use of “permission marketing,” whereby Bluegreen obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws.  Bluegreen has also implemented policies and procedures which Bluegreen believes will help reduce the possibility that individuals who have requested to be placed on its internal company do not call list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

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

See also “Item 1A – Risk Factors” for a description of risks with respect to regulatory compliance and “Item 3 – Legal Proceedings” for a description of any pending regulatory actions.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties relating to or arising out of the nature of our businesses, operations and investments, and general business, economic, financing, legal, regulatory, and other factors and conditions. New risk factors emerge from time to time and it is not possible for management to either predict all risk factors or assess all potential impacts of any factor, or combination of factors, on BBX Capital Corporation or its subsidiaries, including with respect to their operations, results and financial condition.

BBX Capital relies on dividends from Bluegreen to fund operations.

BBX Capital has relied and continues to rely primarily on dividends from Bluegreen in order to fund its operations and investments. Dividends from Bluegreen may not be paid to BBX Capital to the extent previously paid or when anticipated or at all. Bluegreen paid dividends totaling $54.4 million during 2015 and $70.0 million during 2016. The payment of dividends by Bluegreen is subject to compliance with financial covenants under its credit facilities and certain of Bluegreen's credit facilities contain terms which may limit the payment of cash dividends without the lender's consent or waiver. Decisions with respect to dividends by Bluegreen are generally based on, among other things, Bluegreen's operating results, financial condition, cash flow, and liquidity needs. Dividend payments to BBX Capital by any of its subsidiaries, including Bluegreen, could, in certain circumstances, be subject to claims made by creditors of such subsidiary.

If cash flow is not sufficient to fund BBX Capital's liquidity needs or BBX Capital otherwise determines it is advisable to do so, BBX Capital might seek to liquidate some of its investments or seek to fund its operations with the proceeds of additional equity or debt financing. Such financing may not be available on commercially reasonable terms, if at all, and if BBX Capital chooses to liquidate its investments, it may be forced to do so at depressed prices.

BBX Capital’s acquisitions may reduce earnings, require it to obtain additional financing and expose it to additional risks.

BBX Capital’s business strategy includes investments in or acquisitions of operating companies, such as its acquisitions of Renin Corp. and the acquisitions of businesses by BBX Sweet Holdings in the candy and confections industry.  BBX Capital may also seek to make opportunistic investments outside of its existing portfolio. Some of these investments and acquisitions may be material. While BBX Capital is seeking investments and acquisitions primarily in companies that provide opportunities for growth, it may not be successful in identifying these opportunities. Investments or acquisitions that it completes may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long time period. Accordingly BBX Capital’s results of operations may vary significantly on a quarterly basis and from year to year. Acquisitions and investments will also expose BBX Capital, or increase BBX Capital’s exposure in the case of acquisitions of or additional investments in its portfolio companies, to the risks of any business acquired or invested in. Acquisitions entail numerous risks, including:

•	Difficulties in integrating and assimilating acquired management, acquired company founders, and operations;
•	Risks associated with achieving profitability;
•	The incurrence of significant due diligence expenses relating to acquisitions that are not completed;
•	Unforeseen expenses and losses;
•	Risks associated with entering new markets in which it has no or limited prior experience;
•	The potential loss of key employees or founders of acquired organizations; and
•	Risks associated with transferred assets and liabilities.

BBX Capital may not be able to acquire or profitably manage additional businesses, or to integrate successfully any acquired businesses, including Renin and the businesses BBX Sweet Holdings acquired, without substantial costs, delays or other operational or financial difficulties, including difficulties in integrating information systems and personnel and establishing control environment processes across acquired businesses.  The failure to do so could have a material adverse effect on its business, financial condition and results of operations.  In addition, to the extent that operating businesses are acquired outside the United States or the State of Florida, there will be additional risks related to compliance with foreign regulations and laws including tax laws, labor laws, currency fluctuations and geographic economic conditions.

In addition, there is significant competition for investments and acquisitions, which could increase the costs associated with the investment or acquisition.  Substantial costs are incurred in connection with the evaluation of potential acquisition and investment opportunities whether or not the acquisition or investment is ultimately consummated. Further, funding such investments or acquisitions may rely on additional debt or equity financing, which will subject BBX Capital to the risks and uncertainties described in these risk factors. If BBX Capital requires additional financing in the future, the financing may not be available when needed or on favorable terms, if at all. Additionally, BBX Capital does not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation or by BBX Capital’s Amended and Restated Articles of Incorporation or Bylaws.

In addition, BBX Capital from time to time may consider transactions involving the sale of its subsidiaries or investments or other transactions which would result in a decrease in BBX Capital’s ownership interest in its subsidiaries, and there is no assurance that any such transactions, if pursued and consummated, will generate a profit or otherwise be advantageous to BBX Capital.

We may issue additional securities and incur additional indebtedness at BBX Capital or its subsidiaries.

BBX Capital may in the future seek to raise funds through the issuance of debt or equity securities. There is generally no restriction on BBX Capital’s ability to issue debt or equity securities which are pari passu or have a preference over its Class A Common Stock and Class B Common Stock. Authorized but unissued shares of BBX Capital’s capital stock are available for issuance from time to time at the discretion of BBX Capital’s board of directors, and any such issuance may be dilutive to BBX Capital’s shareholders.

Further, BBX Capital and its subsidiaries have in the past and may in the future incur significant amounts of debt, including at Bluegreen. Any indebtedness, including indebtedness incurred in the future could have several important effects on BBX Capital or its subsidiaries, including, without limitation, that BBX Capital or its subsidiaries may be required to use available cash for the payment of principal and interest due on its debt and that the outstanding indebtedness and leverage at BBX Capital or its subsidiaries will impact liquidity, and any negative changes in general economic and industry conditions will increase such impact.

Bluegreen’s business and operations, including its ability to market VOIs, may be adversely affected by general economic conditions and the availability of financing.

Bluegreen’s business is subject to risks related to general economic and industry conditions and trends.   Bluegreen’s results, operations and financial condition may be adversely affected by unfavorable general economic and industry conditions, such as high unemployment rates and job insecurity, declines in discretionary spending, declines in real estate values and the occurrence of geopolitical conflicts, including if these or other factors adversely impact the availability of financing for Bluegreen or Bluegreen’s customers or the ability of Bluegreen’s customers’ to otherwise pay amounts owed under notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and other consumer preferences, demographic and vacation patterns, changes in governmental regulation of the industry, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on Bluegreen’s business. In addition, Bluegreen's operations and results may be negatively impacted if Bluegreen is unable to update its business strategy over time and from time to time in response to changing economic and industry conditions.

Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including the cost of maintaining compliance with new or existing laws and regulations and the imposition of additional taxes on operations.  In addition, results of audits of Bluegreen’s tax returns or those of Bluegreen’s subsidiaries may have a material adverse impact on Bluegreen’s financial condition.

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

In addition, the federal government and the states and local jurisdictions in which Bluegreen conducts business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “Do Not Call” list, and the making of marketing and related calls to cell phone users, a significant development in light of cell phone usage rapidly becoming the primary method of communication.  The regulations have impacted Bluegreen’s marketing of VOIs, and Bluegreen has taken steps designed to ensure compliance with these new regulations.  However, these steps have increased and are expected to continue to increase Bluegreen’s marketing costs and may not prevent failures in compliance.  Bluegreen cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on Bluegreen’s marketing strategies and results.  Further, from time to time, complaints are filed against Bluegreen by individuals claiming that they received calls in violation of applicable regulations.

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

Bluegreen competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen.  Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell time-share units or VOIs in resort properties.  Bluegreen also competes with numerous smaller owners and operators of vacation ownership resorts and also faces competition from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes or apartments or condominium units, which have increased in popularity in recent years.  Bluegreen's ability to remain competitive and to attract and retain customers depends on its customers' satisfaction with its products and services as well as on distinguishing the quality, value, and efficiency of its products and services from those offered by its competitors.  Customer dissatisfaction with experiences at its resorts or otherwise as a member of the Bluegreen Vacation Club, including due to an inability to use points for desired stays, could result in negative publicity and/or a decrease in sales, or otherwise adversely impact Bluegreen's ability to successfully compete in the vacation ownership and hospitality industries.  Bluegreen may not be able to timely and sufficiently identify and remediate the cause of customer dissatisfaction.  Any of these events could materially and adversely impact Bluegreen's operating results and financial condition.

Bluegreen would suffer substantial losses and Bluegreen’s liquidity position could be adversely impacted if customers to whom Bluegreen provides financing default on their obligations.

Prior to December 15, 2008, Bluegreen did not perform credit checks on the purchasers of its VOIs in connection with Bluegreen’s financing of their purchases.  Effective December 15, 2008, Bluegreen implemented a FICO® score-based credit underwriting program.  Bluegreen enhanced this credit underwriting program starting in January 2010.  While Bluegreen’s loan portfolio originated after December 15, 2008 has to date experienced defaults at a lower rate than loans originated prior to that date, Bluegreen’s FICO® score-based underwriting standards may not continue to result in decreased default rates or otherwise result in the improved performance of Bluegreen’s notes receivable.  Adverse conditions in the mortgage industry, including credit availability, borrowers’ financial profiles, prepayment rates and other factors, including those outside Bluegreen’s control, may increase the default rates Bluegreen experiences or otherwise negatively impact the performance of its notes receivable.  In recent years, external parties have been discouraging certain borrowers from staying current on their note payments.  Although in many cases Bluegreen may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit Bluegreen’s ability to recover personal judgments against customers who have defaulted on their loans or Bluegreen may determine that the cost of doing so may not be justified.  Historically, Bluegreen has generally not pursued such recourse against its customers.  In the case of Bluegreen’s notes receivable secured by VOIs, if Bluegreen is unable to collect the defaulted amount due, Bluegreen traditionally has terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI.  Irrespective of Bluegreen’s remedy in the event of a default, Bluegreen cannot recover the marketing, selling and administrative costs associated with the original sale and such costs generally exceed the cash received by Bluegreen from the buyer at the time of the sale.  In addition, Bluegreen will need to incur such costs again in order to resell the VOI.  Bluegreen updates its estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in expected losses related to notes originated in prior periods.  In addition, defaults may cause buyers of, or lenders whose loans are secured by, Bluegreen’s VOI notes receivable to reduce the amount of availability or advance rates under receivables purchase and credit facilities, or to result in an increase the interest costs associated with such facilities.  In such an event, the cost of financing may increase and Bluegreen may not be able to secure replacement or alternative financing on terms acceptable to Bluegreen, if at all, which would adversely affect Bluegreen’s earnings, financial position and liquidity.

Under the terms of Bluegreen’s pledged and receivable sale facilities, Bluegreen may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios.  Additionally, the terms of Bluegreen’s securitization transactions require Bluegreen to repurchase or replace loans if Bluegreen breached any of the representations and warranties Bluegreen made at the time Bluegreen sold the receivables.  These agreements also often include terms providing that in the event of defaults or delinquencies by customers in excess of stated thresholds, or if other performance thresholds are not met, substantially all of Bluegreen’s cash flow from its retained interest in the receivable portfolios sold will be required to be paid to the parties who purchased the receivables from Bluegreen.

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

In addition, financing for real estate acquisition and development and the capital markets for corporate debt is cyclical.  While Bluegreen has increased its focus on expanding its fee-based service business and encouraging higher down payments in connection with sales.  There is no assurance that these initiatives will enhance Bluegreen’s financial position or otherwise be successful in the long term.

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

As of December 31, 2016, Bluegreen had $7.5 million of indebtedness scheduled to become due during 2017.  Historically, much of Bluegreen’s debt has been renewed or refinanced in the ordinary course of business.  However, there is no assurance that Bluegreen will in the future be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance all or any portion of its outstanding debt.  Any of these occurrences may have a material adverse impact on Bluegreen’s liquidity and financial condition.

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

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase.  If interest rates increased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be an annual increase of $2.8 million, based on December 31, 2016 balances.

The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria.  In December 2016, Standard & Poor’s Rating Services affirmed Bluegreen’s ‘B+’ credit rating.  Bluegreen’s corporate credit rating is also based, in part, on rating agencies’ speculation about Bluegreen’s potential future debt and dividend levels.  If rating agencies were to downgrade Bluegreen’s corporate credit ratings, Bluegreen’s ability to raise funds on favorable terms, or at all, and Bluegreen’s liquidity, financial condition and results of operations could be adversely impacted.  In addition, if rating agencies downgraded their original ratings on certain bond classes in Bluegreen’s securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and Bluegreen’s ability to sell future bonds on favorable terms or at all.  While Bluegreen is not currently aware of any reasonably likely downgrades to its corporate credit rating or the ratings of bond classes in its securitizations, such ratings changes can occur without advance notice.

Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently and Bluegreen’s marketing expenses have increased and may continue to increase in the future.

Bluegreen competes for customers with hotel and resort properties, other vacation ownership resorts and alternative lodging options, including private rentals of homes and apartments or condominium units.  The identification of sales prospects and leads, and the marketing of Bluegreen’s products and services to them are essential to Bluegreen’s success.  Bluegreen incurs expenses associated with marketing programs in advance of the closing of sales.  If Bluegreen’s lead identification and marketing efforts do not yield enough leads or Bluegreen is unable to successfully convert sales leads to sales, Bluegreen may be unable to recover the expense of its marketing programs and systems and its business, operating results and financial condition would be adversely affected.  In addition, Bluegreen is currently focusing and has increased its marketing efforts on selling to new customers, which typically involves a relatively higher marketing cost compared to sales to existing owners and therefore has increased and is expected to continue to increase Bluegreen’s sales and marketing expenses.  If Bluegreen is not successful in offsetting the cost increase with greater sales revenue, Bluegreen’s operating results and financial condition would be adversely impacted.  In addition, Bluegreen's marketing efforts are subject to the risk of changing consumer behavior.  Changes in consumer behavior may adversely impact the effectiveness of marketing efforts and strategies which Bluegreen has in place and Bluegreen may not be able to timely and effectively respond to such changes.

Changes in new forms of competition, including but not limited to internet marketing models or online applications may impact Bluegreen’s ability for lead generation.

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

Bluegreen offers fee-based marketing, sales, resort management and other services to third-party developers.  Bluegreen has over the last several years continued to expand its capital-light business strategy, which Bluegreen believes enables it to leverage its expertise in sales and marketing, resort management, mortgage servicing, construction management and title services.  Bluegreen currently intends to continue its focus on its capital-light business activities as such activities generally produce positive cash flow and typically require less capital investment than Bluegreen’s traditional vacation ownership business.  Bluegreen has attempted to structure these activities to cover its costs and generate a profit.  Sales of third party developers' VOIs must generate sufficient cash to comply with the terms of their financing obligations as well as to pay the fees or commissions due Bluegreen.  The third party developers may not be able to obtain or maintain financing necessary to meet the developer’s requirements, which could impact Bluegreen's ability to sell the developers' inventory.  While Bluegreen could attempt to utilize other arrangements, including just-in-time arrangements, where Bluegreen would utilize its receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to Bluegreen and impact profitability.  Bluegreen commenced its capital-light activities largely during the recession in response to poor economic conditions and Bluegreen’s fee-based and other capital-light business activities in the future may be adversely impacted by changes in economic conditions.  While Bluegreen performs fee-based sales and marketing services, Bluegreen sells VOIs in a resort developed by a third party as an interest in the Bluegreen Vacation Club.  This subjects Bluegreen to a number of risks typically associated with selling products developed by others under its own brand name, including litigation risks.  Additionally, third party resorts may not meet Bluegreen’s expectations or match the needs of Bluegreen’s owners.

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

Bluegreen believes that its participation in exchange networks and other strategic alliances and its Traveler Plus™ program make ownership of Bluegreen VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at Bluegreen’s resorts.  A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at over 4,300 participating resorts, based upon availability and the payment of a variable exchange fee.  During 2016, approximately 9% of Bluegreen owners utilized the RCI exchange network for an exchange of two or more nights.  Bluegreen also has a strategic arrangement with Choice Hotels pursuant to which, subject to payments and conditions, certain of Bluegreen’s resorts have been branded as part of Choice Hotels’ Ascend Resort Collection® and Ascend Hotel Collection®.  In addition, Bluegreen’s Traveler Plus™ members have the ability to convert their Bluegreen Vacation Club points into Choice Privileges® points which can be used for stays at participating Choice Hotels or may convert their Bluegreen Vacation Club points to stay at Ascend Collection® hotels.  Also, all Bluegreen Vacation Club members may convert their Bluegreen Vacation Club points for Choice Privileges® points for a fee.  Bluegreen Vacation Club members, for an additional annual fee, may also participate in the Bluegreen Traveler Plus™ program which allows them to use their points for a variety of hotel stays, RV site stays within the “Coast to Coast" network, or various cruise vacations.  Also, for a nominal fee, Bluegreen Vacation Club owners who purchased or upgraded their VOI since July 1, 2007 and participate in the Bluegreen Traveler Plus™ program have the ability to use their vacation points to reserve accommodations in 43 additional resort locations through Direct Exchange.  Bluegreen may not be able to or desire to continue to participate in the RCI or Direct Exchange networks in the future.  In addition, these networks and Bluegreen’s Traveler Plus™ program may not continue to operate effectively, and Bluegreen’s customers may not be satisfied with them.  Further, Bluegreen’s relationship with Choice Hotels may not be well received by Bluegreen’s customers or otherwise result in the benefits Bluegreen expects to derive from the relationship.  In addition, Bluegreen may not be successful in identifying or entering into new strategic relationships in the future.  If any of these events should occur, Bluegreen’s results of operations and financial condition may be materially and adversely impacted.

The resale market for VOIs could adversely affect Bluegreen’s business.

Based on Bluegreen’s experience at its resorts and at resorts owned by third parties, Bluegreen believes that resales of VOIs in the secondary market generally are made at net sales prices below the original customer purchase prices.  The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs.  Accordingly, the initial purchase price of a VOI may be less attractive to prospective buyers and Bluegreen competes with buyers who seek to resell their VOIs.  While VOI resale clearing houses or brokers currently do not have a material impact on Bluegreen’s business, the availability of resale VOIs at lower prices, particularly if an organized and liquid secondary market develops, could adversely affect Bluegreen’s level of sales and sales prices, which in turn would adversely affect Bluegreen’s results of operations.

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

A deterioration in general economic conditions or in the real estate market would have a material adverse effect on Bluegreen’s business.

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

Adverse outcomes in legal or other regulatory proceedings, including claims of non-compliance with applicable regulations or development-related defects, could adversely affect Bluegreen’s financial condition and operating results.

In the ordinary course of business, Bluegreen is subject to litigation and other legal and regulatory proceedings, which result in significant expenses and devotion of time.  In addition, litigation is inherently uncertain and adverse outcomes in the litigation and other proceedings to which Bluegreen is or may be subject could adversely affect its financial condition and operating results.

Bluegreen engages third-party contractors to construct its resorts.  Bluegreen also historically engaged third-party contractors to develop the communities within its former Bluegreen Communities business.  However, Bluegreen’s customers may assert claims against Bluegreen for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities.  In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future.  Bluegreen could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable.  In addition, liabilities related to Bluegreen Communities that were not assumed by Southstar Development Partners, Inc. (“Southstar”) in connection with Southstar’s purchase of substantially all of the assets which comprised Bluegreen Communities on May 4, 2012, including those relating to Bluegreen Communities’ operations prior to the closing of the transaction, remain Bluegreen’s responsibility.

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

Bluegreen’s technology requires updating, the cost involved in updating the technology may be significant, and the failure to keep pace with developments in technology could impair Bluegreen's operations or competitive position.

The vacation ownership and hospitality industries require the utilization of technology and systems, including technology utilized for sales and marketing, mortgage servicing, property management, brand assurance and compliance, and reservation systems.  This technology requires continuous updating and refinements, including technology required to remain competitive and to comply with the legal requirements such as privacy regulations and requirements established by third parties.  Bluegreen is currently taking steps to update its information technology platform, which has required, and is likely to continue to require, significant capital expenditures.  Older systems which have not yet been updated may increase the risk of operational inefficiencies, financial loss and non-compliance with applicable legal and regulatory requirements and Bluegreen may not be successful in updating such systems in the time frame or at the cost anticipated.  Further, as a result of the rapidly changing technological environment, systems which Bluegreen has put in place or expects to put in place in the near term may become outdated requiring new technology, and Bluegreen may not be able to replace those systems as quickly as its competition or within budgeted costs and time frames.  Further, Bluegreen may not achieve the benefits that may have been anticipated from any new technology or system.

BBX Capital and its subsidiaries are subject to environmental laws related to their real estate activities and the cost of compliance could adversely affect the Company’s businesses.

As current or previous owners or operators of real property, BBX Capital and its subsidiaries, including Bluegreen, may be liable under federal, state and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not BBX Capital or its subsidiaries knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial.

In connection with the sale of BankAtlantic to BB&T during July 2012, BBX Capital acquired nonperforming loans and foreclosed real estate and our results of operations and financial condition may be adversely affected if these criticized assets are monetized below their current book values.

As a result of the BB&T transaction, BBX Capital maintains and manages a portfolio of foreclosed real estate and non-performing loans.  As a consequence, BBX Capital’s financial condition and results of operations will be dependent on its ability to successfully manage and monetize these legacy assets. Further, BBX Capital’s loan portfolio and real estate may not be easily salable in the event BBX Capital decides to liquidate an asset through a sale transaction.  If the legacy assets are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, BBX Capital’s financial condition and results of operations would be adversely affected.  Because a majority of these legacy assets do not generate income on a regular basis, BBX Capital does not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or it consummates transactions involving the sale, joint venture or development of the underlying real estate or investments.

Some of BBX Capital’s operations are through unconsolidated joint ventures with unaffiliated third parties and we may be adversely impacted by a joint venture partner’s failure to fulfill its obligations.

By entering into joint ventures, BBX Capital may be successful in reducing the amount it invests in the ownership and development of real estate properties. However, joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the managing members, joint ventures and their properties, BBX Capital has in some cases and may in the future provide ongoing financial support or guarantees. If joint venture partners do not meet their obligations to the joint venture, BBX Capital may be required to make significant expenditures which may have an adverse effect on its operating results or financial condition. BBX Capital has in the past and may in the future have investments in a number of different joint ventures with the same or related developers which could increase the adverse effects of any failures by such developer to fulfil its obligations.

Investments by BBX Capital’s real estate division in real estate developments directly or through joint ventures expose us to market and economic risks inherent in the real estate construction and development industry.

The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control.  The success of BBX Capital’s investments in real estate developments is dependent on many factors, including:

•	Demand for or oversupply of new homes, finished lots, rental apartments and commercial real estate;
•	Demand for commercial real estate tenants;
•	Real estate market values;
•	Changes in capitalization rates impacting real estate values;
•	Inventory of foreclosed homes negatively impacting selling prices;
•	Availability and reasonable pricing of skilled labor;
•	Availability and reasonable pricing of construction materials such as lumber, framing, concrete and other building materials;
•	Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;
•	Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;
•	Availability and cost of mortgage financing for potential purchasers;
•	Mortgage loan interest rates;
•	Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
•	Construction defects and product liability claims and;
•	General economic conditions.

Any of these factors could give rise to delays in the start or completion of a project, or increase the cost of developing a project, or could result in reduced prices and values for BBX Capital’s developments, including developments underlying its joint venture investments.

A significant portion of BBX Capital’s loans and real estate assets are located in Florida and economic conditions in the Florida real estate market could adversely affect BBX Capital’s earnings and financial condition.

The legacy assets retained by BBX Capital in the BB&T Transaction and the real estate investments made by BBX Capital are primarily in Florida, and adverse changes to the Florida economy or the real estate market may negatively impact BBX Capital’s earnings and financial condition. BBX Capital’s real estate investment business, the primary source of repayment for loans and the real estate collateralizing loans and real estate acquired through foreclosure or settlements with borrowers and its investments in real estate joint ventures are primarily concentrated in Florida. As a result, BBX Capital is exposed to geographic risks of high unemployment rates, declines in the housing industry and declines in the real estate market in Florida. Adverse changes in laws and regulations in Florida would have a negative impact on BBX Capital’s revenues, financial condition and business. Declines in the Florida housing markets may negatively impact the credit performance of BBX Capital’s loans and result in significant asset impairments. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt BBX Capital’s operations, adversely impact the ability of its borrowers to timely repay their loans, adversely impact the value of any collateral securing loans and BBX Capital’s portfolio of real estate (both held-for-sale and held-for-investment), or otherwise have an adverse effect on BBX Capital’s results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

Renin sales are concentrated with two significant customers and there is significant competition in the industry.

A significant amount of Renin’s sales are to big-box home centers.  These home centers in many instances have significant negotiating leverage with their vendors, including Renin, and are able to affect the prices of the products sold and the terms and conditions of conducting business with them.  These home centers may also reduce the number of vendors they purchase from or make significant changes in their volume of purchases. Although homebuilders, dealers and other retailers represent other channels of distribution for Renin’s products, the loss of a home center customer or reduced sales volume at any of these home centers would have a material adverse effect on Renin’s business. Further, Renin has substantial competition from overseas manufacturers of products similar to those sold by Renin.

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

BBX Capital’s middle market operating businesses purchase various commodities to manufacture products, including steel, aluminum, glass and mirror in the case of Renin, and sugar and cocoa in the case of BBX Sweet Holdings. Fluctuations in the availability and prices of these commodities could increase the cost to manufacture products. Further, increases in energy costs could increase production costs as well as transportation costs, each of which could negatively affect their operating results.   Renin’s and BBX Sweet Holdings’ existing arrangements with customers, competitive considerations and the relative negotiating power and resistance of  home center customers and big-box retailers to price increases make it difficult to increase selling prices to absorb increased production costs. If Renin and BBX Sweet Holdings are not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset any increased commodity and production costs, BBX Capital’s operating results could be negatively impacted. Many of the raw materials purchased by Renin and BBX Sweet Holdings are sourced from China, Mexico and other countries.  Changes in United States trade practices, or taxes levied on these imports, could significantly impact the results of these operating companies.

Market demand for chocolate and candy products could decline.

BBX Sweet Holdings and its acquired businesses operate in highly competitive markets and compete with larger companies that have greater resources.  The success of these businesses is impacted by many factors, including the following:

•	Effective retail execution;
•	Effective and cost efficient advertising campaigns and marketing programs;
•	Adequate supply of commodities at a reasonable cost;
•	Oversight of product safety;
•	Ability to sell manufactured products at competitive prices;
•	Response to changes in consumer preferences and tastes;
•	Changes in consumer health concerns, including obesity and the consumption of certain ingredients and;
•	Concerns related to effects of sugar or other ingredients which may be used to make its products.

A decline in market demand for chocolate and candy products could negatively affect operating results.

BBX Sweet Holdings may experience product recalls or product liability claims.

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

The Company relies on information technology (IT) systems, including Internet sites, data hosting facilities and other hardware and platforms, some of which are hosted by third parties. These IT systems, like those of most companies, may be vulnerable to a variety of interruptions, including, but not limited to, natural disasters, telecommunications failures, hackers, and other security issues. Moreover, the Company’s computer systems, like those of most companies, may become subject to computer viruses or other malicious codes, and to cyber or phishing-attacks. Although administrative and technical controls have been implemented which attempt to minimize the risk of cyber incidents, computer intrusion efforts are becoming increasingly sophisticated, and any enhanced controls installed might be breached. If the IT systems cease to function properly, the Company could suffer interruptions in its operations. If the cyber-security is breached, unauthorized persons may gain access to the proprietary or confidential information of BBX Capital and its subsidiaries, including information about borrowers, employees or investments. This could require the Company to incur significant costs to comply with legally required protocols and to repair or restore the security of its systems.

Substantial sales of BBX Capital’s Class A Common Stock or Class B Common Stock could adversely affect the market prices of such securities.

Substantial sales of BBX Capital’s Class A Common Stock or Class B Common Stock, including sales of shares by controlling shareholders and management, could adversely affect the market prices of such securities. Management has in the past and may in the future enter into Rule 10b5-1 plans pursuant to which a significant number of shares are sold into the open market.

Alan B. Levan and John E. Abdo's control position may adversely affect the market price of BBX Capital's Class A Common Stock and Class B Common Stock.

Alan B. Levan, the Chairman and Chief Executive Officer of BBX Capital and John E. Abdo, the Vice Chairman of BBX Capital, collectively beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 76% of the general voting power of BBX Capital. In addition, each of Mr. Alan Levan and Mr. Abdo has been granted restricted securities of BBX Capital which are scheduled to vest over time. Further, Mr. Alan Levan and Mr. Abdo are parties to an agreement pursuant to which Mr. Alan Levan has agreed to vote his shares of BBX Capital’s Class B Common Stock in favor of the election of Mr. Abdo to BBX Capital’s board of directors for so long as he is willing and able to serve as a director of BBX Capital, and Mr. Abdo has agreed to vote the shares of BBX Capital’s Class B Common Stock he owns in the same manner that Mr. Alan Levan votes his shares of BBX Capital’s Class B Common Stock. Mr. Abdo has also agreed, subject to certain exceptions, not to transfer certain of his shares of BBX Capital’s Class B Common Stock and to obtain the consent of Mr. Alan Levan prior to the conversion of certain of his shares of BBX Capital’s Class B Common Stock into shares of BBX Capital’s Class A Common Stock. Because BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, Mr. Alan Levan and Mr. Abdo effectively have the voting power to elect the members of BBX Capital’s board of directors and to control the outcome of any other vote of BBX Capital’s shareholders, except in those limited circumstances where Florida law mandates that the holders of BBX Capital’s Class A Common Stock vote as a separate class. Mr. Alan Levan’s and Mr. Abdo’s control position may have an adverse effect on the market price of BBX Capital’s Class A Common Stock. In addition, their interests may conflict with the interests of BBX Capital’s other shareholders.

Provisions in BBX Capital's Amended and Restated Articles of Incorporation and Bylaws, as well as BBX Capital's shareholder rights plan, may make it difficult for a third party to acquire BBX Capital and could impact the price of BBX Capital's Class A Common Stock and Class B Common Stock.

BBX Capital's Amended and Restated Articles of Incorporation and Bylaws contain provisions that could delay, defer or prevent a change of control of BBX Capital or its management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of BBX Capital's Class A Common Stock or Class B Common Stock. These provisions include:

•	The provisions in BBX Capital's Amended and Restated Articles of Incorporation regarding the special voting rights of BBX Capital 's Class B Common Stock;
•

Subject to the special class voting rights of holders of BBX Capital’s Class B Common Stock under certain circumstances, the authority of BBX Capital's board of directors to issue additional shares of common or preferred stock and to fix the relative rights and preferences of the preferred stock without additional shareholder approval; and

•	Advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

In addition, BBX Capital’s rights agreement, which was adopted and is designed to preserve certain tax benefits available to BBX Capital, may have an anti-takeover effect because the rights agreement provides a deterrent to investors from acquiring a 5% or greater ownership interest in BBX Capital’s Class A Common Stock and Class B Common Stock.

Holders of BBX Capital’s Class A Common Stock and Class B Common Stock may not receive dividends in the amounts anticipated, when anticipated, or at all.

During each of June 2016, September 2016 and December 2016, BBX Capital’s board of directors declared a cash dividend of $0.005 per share on BBX Capital’s Class A Common Stock and Class B Common Stock. BBX Capital has indicated its intention to declare regular quarterly dividends of $0.005 per share on its Class A Common Stock and Class B Common Stock (an aggregate of $0.02 per share annually). However, future dividends are subject to approval and declaration by BBX Capital’s board of directors and, accordingly, BBX Capital may not make dividend payments in the future, whether in the amount anticipated, on a regular basis or as anticipated, or at all. The payment of dividends, if any, by BBX Capital will depend on many factors considered by its board of directors, including, without limitation, BBX Capital’s financial condition and results of operations, liquidity requirements, market opportunities, and contractual constraints. Further, over time, BBX Capital’s cash needs may change significantly from its current needs, which could affect whether BBX Capital pays dividends and the amount of any dividends it may pay in the future. The terms of BBX Capital’s indebtedness may also restrict it from paying cash dividends on its stock under certain circumstances. In addition, BBX Capital pays regular quarterly cash dividends of $187,500 with respect to its outstanding 5% Cumulative Preferred Stock. BBX Capital may not pay or set apart for payment any dividend or other distribution (other than a dividend or distribution payable solely in common stock) on its Class A Common Stock or Class B Common Stock until such time as all accrued and unpaid dividends on BBX Capital’s 5% Cumulative Preferred Stock have been or contemporaneously are declared or paid and a sum is set apart sufficient for payment of such accrued and unpaid dividends.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any changes in estimates, judgments and assumptions used could have a material adverse effect on BBX Capital’s financial position and operating results.

The consolidated financial statements included in the periodic reports BBX Capital files with the SEC, including this Annual Report on Form 10-K, are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the impairment of goodwill and other intangible assets pursuant to applicable accounting guidance. BBX Capital bases its estimates on historical experience and on various other assumptions that BBX Capital believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are often not readily apparent from other sources. However, estimates, judgments and assumptions are subject to change in the future, and BBX Capital's estimates, judgments and assumptions may prove to be incorrect and BBX Capital's actual results may differ from these estimates under different assumptions or conditions. If any estimates, judgments or assumptions change in the future, or BBX Capital’s actual results differ from BBX Capital's estimates or assumptions, BBX Capital may be required to record additional expenses or impairment charges, which would be recorded as a charge against its earnings and could have a material adverse impact on its financial condition and operating results.  The Company’s goodwill was tested for impairment on December 31, 2016 (annual testing date) and the goodwill assigned to one of BBX Sweet Holdings reporting units was determined to be impaired.  The goodwill assigned to another BBX Sweet Holdings reporting unit was determined not to be impaired.  If BBX Sweet Holdings’ reporting units do not meet expectations or if there is a downturn in the sugar and confectionery industry, the Company may recognize goodwill impairment charges in future periods.

Unexpected events, such as natural disasters, severe weather and terrorist activities may disrupt the Company’s operations and increase our costs.

The occurrence of one or more unexpected events, including tsunamis, hurricanes, earthquakes, floods and other forms of severe weather or terrorist activities in countries or regions in which our assets, suppliers or our operating businesses are located could adversely affect our operations and financial performance.

Natural disasters, acts or threats of war or terrorism, or other unexpected events could result in temporary or long-term disruption in the delivery or supply of necessary raw materials and component products from suppliers, which would disrupt production capabilities and likely increase our cost of doing business.

Legal proceedings and the impact of any finding of liability or damages could adversely impact BBX Capital and its financial condition and operating results.

BBX Capital and its subsidiaries have in the past and may in the future be subject to legal proceedings. The impact of any funding of liability or damages could adversely impact the Company’s financial condition and operating results and the costs of defending pending or threatened legal proceedings could be significant.

The loss of the services of key management and personnel could adversely affect the Company’s business.

The Company’s ability to successfully implement its business strategy will depend on the ability to attract and retain experienced and knowledgeable management and other professional staff.  If the Company is unable to retain and motivate its existing employees and efforts to retain and attract key management and other personnel are unsuccessful, the Company’s results of operations and financial condition may be materially and adversely impacted.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The principal executive offices of the Company are located at 401 East Las Olas Boulevard, Suite 800, Fort Lauderdale, Florida, 33301.  The office lease expiration date is June 30, 2021.  The Company has the right to renew the terms of the lease for two additional terms of five years commencing as of the expiration date.

Bluegreen’s principal executive office is located in Boca Raton, Florida in 159,000 square feet of leased space. The office lease expiration date is December 31, 2018. At December 31, 2016, Bluegreen also maintained sales offices at or near 23 of its resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana.  For a description of Bluegreen’s resort properties, that are part of the Bluegreen Vacation Club, please see “Item 1 Business —Products and Services – Vacation Club Resort Locations”.

Renin leases its executive offices located at 110 Walker Drive, Brampton, Ontario. The office lease expiration date is December 31, 2024.  Renin leases two manufacturing facilities in the United States and Canada which have lease expiration dates of December 31, 2019 and December 31, 2024.

BBX Sweet Holdings leases manufacturing facilities in Utah and Florida and leases retail locations in Florida as follows:

•	50,000 square foot manufacturing, storage and distribution facility located at 680 South 500 East, American Fork, Utah, with a lease expiration date of May 31, 2023;
•	30,000 square feet of office, manufacturing, warehousing and food storage areas located at 2045 High Ridge Road, Boynton Beach, Florida with a lease expiration date of January 31, 2020;
•

80,000 square feet of office, manufacturing, warehousing and food storage areas located at 1815 Cypress Lake Drive, Orlando, Florida with a lease expiration date of September 30, 2019 with three additional option terms of five years each commencing as of the expiration date;

•	Four retail locations in Palm Beach County, Florida with lease expiration dates ranging from June 30, 2017 to November 30, 2026; and
•	Five retail locations in Broward County, Florida with lease expiration dates ranging from June 30, 2019 to May 31, 2020.

BBX Sweet Holdings also owns a chocolate manufacturing facility located at 5190 Lake Worth Road, Greenacres, Florida.  The facility is comprised of a 4,000 square foot office and store front area and an 11,526 square foot manufacturing area.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Although BBX Capital and its subsidiaries believe that they have meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain. Set forth below are descriptions of material pending legal proceedings.

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

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BCC and Alan B. Levan, BCC’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BCC’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BCC’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleged that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The Court denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.

On December 15, 2014, after a six-week trial, the jury found in favor of BCC and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BCC’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.

On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015. The court also imposed monetary penalties against BCC in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.

BCC and Mr. Alan Levan appealed the district court’s judgment to the Eleventh Circuit Court of Appeals.  On September 28, 2016, the Eleventh Circuit Court of Appeals reversed the pretrial summary judgments and set aside the judgment of the district court. The reversal, which became final on January 31, 2017, terminated the financial penalties and set aside the two year officer and director bar imposed against Mr. Alan Levan.  Mr. Alan Levan was reappointed as Chairman of the Board and Chief Executive Officer of the Company.  The court remanded the case for a new trial on the disclosure and accounting claims stripped of the summary judgments. The trial is scheduled to begin in March 2017.

BBX Capital received reimbursements of legal fees and costs from its insurance carrier of approximately $5.8 million in connection with this matter.  In February 2017, BBX Capital received an additional $5.1 million of reimbursements. The insurance carrier has communicated that it reserves all rights and defenses with respect to such reimbursed amounts.

Shiva Stein, on behalf of herself and all others similarly situated, v. BBX Capital Corp., John E. Abdo, Norman H. Becker, Steven M. Coldren, Willis N. Holcombe, Jarett S. Levan, Anthony P. Segreto, Charlie C. Winningham, II, BFC Financial Corporation and BBX Merger Subsidiary LLC, Case No. CACE16014713, Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

On August 10, 2016, Shiva Stein filed a lawsuit against the Company, BBX Merger Sub, LLC, BCC and the members of BCC’s board of directors, which seeks to establish a class of BCC’s shareholders and challenges the Merger pursuant to which BCC merged with and into BBX Merger Sub.  The plaintiff asserts that the Merger consideration undervalues BCC and is unfair to BCC’s public shareholders, that the sales process was unfair and that BCC’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC because, among other reasons, they failed to take steps to maximize the value of BCC to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BBX Capital, as the controlling shareholder of BCC, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BCC’s public shareholders. In addition, the lawsuit includes a cause of action against BCC, the Company and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requested that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  On September 15, 2016, Defendants filed a Motion to Dismiss the amended complaint. On November 21, 2016, the Court issued an order granting the Motion to Dismiss with prejudice. On December 21, 2016, Plaintiff filed a Notice of Appeal with the Fourth District Court of Appeals. The Company believes that the appeal is without merit and intends to continue vigorously defending the action.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:

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

Market Information

Our Class A Common Stock is quoted on the OTCQX® Best Market under the ticker symbol “BBXT”.  Our Class B Common Stock is quoted on the OTCQX® Best Market under the ticker symbol “BBXTB”.

Prior to February 3, 2017, our Class A and Class B Common Stock was quoted on the OTCQB market tier of the OTC Markets (“OTCQB”) under the ticker symbol name “BFCF” and “BFCFB”, respectively.

On March 7, 2017, there were approximately 413 record holders of our Class A Common Stock and approximately 141 record holders of our Class B Common Stock.

The following table sets forth, for the indicated periods, the high and low trading prices for our Class A Common Stock and Class B Common Stock as quoted on the OTCQB.

	Class A Common Stock		Class B Common Stock
	High	Low	High	Low
Calendar Year 2015
First quarter	$3.31	$2.76	$3.20	$2.84
Second quarter	3.88	3.10	3.80	3.13
Third quarter	3.64	2.75	3.80	2.76
Fourth quarter	3.80	2.90	3.90	2.85
For the year ended December 31, 2015	3.88	2.75	3.90	2.76

Calendar Year 2016
First quarter	$3.44	$2.50	$3.30	$2.57
Second quarter	3.10	2.51	2.96	2.50
Third quarter	3.95	2.73	3.70	2.60
Fourth quarter	5.04	3.65	4.40	3.65
For the year ended December 31, 2016	5.04	2.50	4.40	2.50

Dividends

Prior to June 2016, the Company had never paid cash dividends on its common stock.  In June 2016, September 2016 and December 2016 the Company’s Board of Directors declared quarterly cash dividends on the Company’s Class A and Class B as follows:

			Per
			Common
			Share
	Record	Payment	Distribution
	Date	Date	Amount
June	6/20/2016	7/20/2016	$0.005
September	9/23/2016	10/20/2016	0.005
December	12/19/2016	1/20/2017	0.005
Total for 2016			$0.015

Future declaration and payment of cash dividends with respect to the Company’s Common Stock, if any, will be determined in light of the then-current financial condition of the Company and other factors deemed relevant by the board of directors.

See the “Liquidity and Capital Resources” section of “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the ability of Bluegreen to pay dividends to the Company, as well as restrictions pertaining thereto.

Issuer Purchases of Equity Securities

On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  From April 1, 2016 through April 19, 2016, the Company repurchased 1.0 million shares of its Class A Common Stock under this repurchase program for approximately $3.0 million, which are the only shares that have been repurchased under the share repurchase program as of the date of the filing of this report on Form 10-K.  The share repurchase program does not have an expiration date and may be modified or discontinued at any time in the discretion of our Board of Directors.

On October 1, 2016 through October 5, 2016, a total of 247,405 shares of the Company’s Class A Common Stock previously owned by certain executive officers and an employee of the Company were surrendered to the Company by such individuals as payment in satisfaction of tax withholding obligations relating to the vesting on those dates of certain previously reported restricted stock awards granted to the executive officers.  On November 29, 2016, 2,611 shares of the Company’s Class A Common Stock was surrendered by a director of the Company as consideration for the exercise of stock options previously granted to the director.  Further information is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2016 – October 31, 2016	247,405	$3.65	-	19,000,000 shares
				(or approximately $7,000,000)
November 1 – November 30, 2016	2,611	$3.95	-	19,000,000 shares
				(or approximately $7,000,000)
December 1 – December 31, 2016	-	-	-	19,000,000 shares
				(or approximately $7,000,000)
Total	250,016	$3.65	-	19,000,000 shares
				(or approximately $7,000,000)

(1)	The shares surrendered to the Company were not made under the share repurchase program.

Equity Compensation Plan Information

The following table lists awards previously granted and outstanding, and securities authorized for issuance, under the Company’s equity compensation plans at December 31, 2016:

Number of
Securities
Remaining
Available for
Future Issuance
		Weighted-	Under Equity
	Number of Securities	Average	Compensation
	to be Issued	Exercise	Plans
	Upon Exercise	Price of	(Excluding
	of Outstanding	Outstanding	Outstanding
	Options,	Options,	Options,
	Warrants	Warrants	Warrants,
Plan category	or Rights	or Rights	or Rights
Equity compensation plans
approved by security
holders	186,791	$3.59	1,228,819

Equity compensation plans
not approved by security
holders	-	-	-
Total	186,791	$3.59	1,228,819

The Company assumed BCC equity compensation plans upon consummation of the Merger on December 15, 2016.  Pursuant to the Merger Agreement, awards outstanding under the BCC Equity Compensation Plan at December 15,

2016 continue to be outstanding and governed by the BBX Capital 2005 Restricted Stock and Option Plan, and the BBX Capital 2014 Stock Incentive Plan, except that such awards were converted into awards that are eligible to be settled in shares of the Company’s Class A Common Stock resulting in the issuance of 5,090,354 restricted shares of the Company’s Class A Common Stock and non-qualifying stock options to acquire 35,716 shares of the Company’s Class A Common Stock at December 15, 2016.  No further awards will be granted under the BCC equity compensation plans.

Shareholder Return Performance Graph

Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Company’s Class A Common Stock, the Standard and Poor’s 500 Stock Index and Standard and Poor’s Small-Cap Stock Index and assumes $100 was invested on December 31, 2011.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
BBX Capital Corporation	$100.00	360.00	825.71	900.00	968.57	1,394.29
Standard and Poor's Small-Cap Stock Index	100.00	114.35	159.78	167.00	161.22	201.35
Standard and Poor's 500 Stock Index	100.00	113.41	146.98	163.72	162.53	178.02

Total Return Performance Graph
$1,500
$1,400
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
BBX Capital Corporation
Standard and Poor's Small-Cap Stock Index
Standard and Poor's 500 Stock Index

The Company is not able to identify a group of peer companies or industry or line of business index which it believes is comparable to the Company and its current activities.  Accordingly, the Company selected the Standard and Poor’s Small-Cap Stock Index based on the Company’s market capitalization.

The performance graph should not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data as of and for the periods indicated below.  The selected historical consolidated statements of operations for fiscal years 2016, 2015 and 2014 and the selected consolidated statements of financial conditions as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included in Item 8 of this report.  The selected historical consolidated statements of operations for fiscal years 2013 and 2012 and the selected consolidated statements of financial condition as of December 31, 2014, 2013 and 2012 set forth below are derived from our previously filed audited consolidated financial statements not included in this report and have been updated to conform to the current presentation.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except for per share data)
Statements of Operations Data:
Total revenues	$763,995	740,207	672,186	563,763	490,930

Total cost and expenses	703,108	676,971	611,300	466,706	472,278

Gain on extinguishment of debt	-	-	-	-	29,875
Equity in earnings (loss) from unconsolidated real estate joint ventures	13,630	(1,565)	(573)	(30)	186
Investment gains	-	-	-	-	9,307
Foreign exchange gain (loss)	219	(1,038)	(715)	(357)	-
Other income	3,300	4,050	4,780	228	2,442
Income from continuing operations before income taxes	78,036	64,683	64,378	96,898	60,462
(Provision) benefit for income taxes (1)(8)	(36,379)	76,596	(37,073)	(26,141)	(16,225)
Income from continuing operations	41,657	141,279	27,305	70,757	44,237
Income from discontinued operations, net of income taxes (2)	-	-	-	-	267,863
Net income	41,657	141,279	27,305	70,757	312,100
Less: Net income attributable to noncontrolling interests	13,295	18,805	13,455	41,694	146,085
Net income attributable to shareholders	28,362	122,474	13,850	29,063	166,015
Preferred Stock dividends	-	-	-	-	(188)
Net income allocable to common shareholders	$28,362	122,474	13,850	29,063	165,827

Common Share Data (3) (4)
Basic earnings per share of common stock:	$0.33	1.41	0.16	0.35	2.14
Diluted earnings per share of common stock:	$0.32	1.40	0.16	0.35	2.09

Basic weighted average number of
common shares outstanding	86,902	87,022	84,502	83,202	77,142
Diluted weighted average number of
common shares outstanding	87,492	87,208	84,761	84,624	79,087

Cash dividends declared per common share (5):	$0.015	-	-	-	-

Book value per share (6):	$4.64	4.46	3.03	3.05	3.87

	As of December 31,
	2016	2015	2014	2013	2012
		(Dollars in thousands)
Statements of Financial Condition Data:
Loans, loans held-for-sale
and notes receivable, net	$456,001	470,987	486,534	581,641	804,420
Inventory	253,788	220,211	194,713	213,411	195,357
Total assets	1,436,068	1,340,960	1,402,453	1,430,128	1,537,895
BB&T preferred interest in FAR, LLC	-	-	12,348	68,517	196,877
Borrowings (7)	701,146	675,391	661,583	682,729	612,539
Shareholders' equity	454,604	376,826	252,906	239,421	298,967
Noncontrolling interests	40,850	106,080	193,800	182,975	208,822
Total equity	495,454	482,906	446,706	422,396	507,789

(1)

The Company’s ownership interest in BCC increased to 81% during 2015 as a result of the purchase of additional shares of BCC’s Class A Common Stock on April 30, 2015. Due to the increase in ownership, during periods after April 30, 2015, the Company files a consolidated group tax return which includes the operations of the BCC, Woodbridge and Bluegreen.

(2)	Discontinued operations include the results of operations of BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units for the year ended December 31, 2012.
(3)

While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

(4)	For the year ended December 31, 2012, basic and diluted earnings per share from discontinued operations were $1.84 per share.
(5)	During June, September and December 2016, the Company declared quarterly cash dividends of $0.005 per share on its Class A Common Stock and Class B Common Stock.
(6)	The denominator of book value per share for all periods was computed by adding the number of Class A shares outstanding at year-end and the number of Class B shares outstanding at year-end.
(7)	Borrowings consist of notes and mortgage notes payable and other borrowings, receivable-backed notes payable and junior subordinated debentures.
(8)

The benefit for income taxes for the year ended December 31, 2015 was the result of a $127.8 million reversal of a portion of the Company’s deferred tax asset valuation allowance on May 1, 2015 when the Company became eligible to file a consolidated group federal income tax return with Bluegreen.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BBX Capital Corporation (formerly BFC Financial Corporation) together with its subsidiaries may be referred to as the “Company”, “we,” “us,” or “our,” and is referred to without its subsidiaries as “BBX Capital”. BBX Capital is a Florida-based diversified holding company with investments in Bluegreen Corporation (“Bluegreen”), real estate and real estate joint ventures and middle market operating companies. Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. The Company’s real estate investments include the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures.  The Company’s investments in middle market operating businesses include Renin Holdings, LLC (“Renin”) a company that manufactures products for the home improvement industry, the Company’s investments in sugar and confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”) and more recently its MOD Pizza franchise activities.  Our middle market businesses were, at the time of acquisition or commencement, early stage businesses.  Renin, which was acquired in October 2013 achieved profitability in 2016.  BBX Sweet Holdings, which we consider to be in an earlier stage of development, is not yet profitable.  The MOD Pizza franchise activities are only currently commencing in 2017.

On December 15, 2016 the Company completed the acquisition of all the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by the Company as described in further detail in Item 8 – Note 3 of this report.  On January 30, 2017 the Company changed its name from BFC Financial Corporation to BBX Capital Corporation.

Prior to the acquisition of all the outstanding shares of BCC, the Company had an 82% equity interest in BCC and a direct 54% equity interest in Woodbridge, the parent company of Bluegreen.  BCC held the remaining 46% interest in Woodbridge.  As a result of the acquisition of the publicly held shares of BCC, BCC and Bluegreen, indirectly through Woodbridge, are wholly owned subsidiaries of the Company.

As of December 31, 2016, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity of approximately $454.6 million. Net income attributable to shareholders for the year ended December 31, 2016 was approximately $28.4 million. Net income attributable to shareholders for the years ended December 31, 2015 and 2014 was approximately $122.5 million and $13.9 million, respectively.

We currently report the results of our business activities through the following reportable segments:  Bluegreen, BBX Capital Real Estate and Renin.

Summary of Consolidated Results of Operations

Information regarding income before taxes by segment for the years ended December 31, 2016, 2015 and 2014 is set forth in the table below (in thousands):

	For the Years Ended December 31,
	2016	2015	2014

Bluegreen	$124,948	124,320	109,494
BBX Capital Real Estate	34,719	45,474	471
Renin	857	(2,058)	(2,044)
Corporate Expenses & Other	(82,488)	(103,053)	(43,543)
Income before income taxes	78,036	64,683	64,378
(Provision) benefit for income taxes	(36,379)	76,596	(37,073)
Net income	41,657	141,279	27,305
Less: Net income attributable to noncontrolling interests	13,295	18,805	13,455
Net income attributable to shareholders	$28,362	122,474	13,850

Corporate Expenses & Other

The results of operations of BBX Sweet Holdings and subsidiaries, BBX Capital’s corporate overhead and the expenses of Woodbridge unrelated to Bluegreen, including Woodbridge’s interest expense associated with Woodbridge’s junior subordinated debentures, are reported as “Corporate Expenses & Other” in the Company’s segment information.

Beginning in December 2013, BBX Sweet Holdings commenced acquiring operating businesses in the candy and confectionery industry. These companies manufacture chocolate and hard candy products which are sold through wholesale and retail distribution channels.  BBX Sweet Holdings is currently integrating and consolidating the operations of the acquired companies, upgrading personnel, and hiring experienced marketing, finance and senior executives.  Also, during 2016 BBX Sweet Holdings opened additional retail outlets. BBX Sweet Holdings had trade sales of $30.7 million, $27.8 million and $16.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The gross margin on BBX Sweet Holdings trade sales was $3.5 million, $7.2 million and $5.4 million, respectively, and BBX Sweet Holdings experienced a loss before income taxes of $14.9 million and $8.8 million for the years ended December 31, 2016 and 2015, respectively.  Income before income taxes from BBX Sweet Holdings operations was $23,000 for the year ended December 31, 2014.  The BBX Sweet Holdings losses include the impact of excess manufacturing capacity and inefficient manufacturing processes. BBX Sweet Holdings currently intends to continue to pursue acquisitions in the candy and confectionery industry and we anticipate that BBX Sweet Holdings will continue to generate losses in 2017.

BBX Capital’s corporate overhead consists primarily of expenses associated with administering the various support functions at its corporate headquarters, including executive compensation, accounting, legal, human resources, risk management, investor relations and executive offices.  BBX Capital’s corporate general and administrative expenses were $57.9 million, $51.1 million and $41.8 million for the years ended December 31, 2016, 2015, and 2014 respectively. The increase in BBX Capital’s corporate general and administrative expenses for each of the years in the three year period ended December 31, 2016 resulted primarily from higher compensation and increased professional fees.  In addition, Woodbridge’s interest expense on its junior subordinated debentures was $4.0 million, $3.6 and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Included in “Corporate Expenses & Other” for year ended December 31, 2015 was a $36.5 million expense in connection with the settlement of the litigation brought by Bluegreen’s former shareholders related to the April 2013 acquisition of Bluegreen.

Provision (Benefit) for Income Taxes

The provision for income taxes for the years ended December 31, 2016 and 2014 reflects the Company’s effective tax rate of 46.6% and 57.6% on income before income taxes, respectively.  The effective tax rate was higher than the expected federal income tax rate of 35% due to nondeductible executive compensation, increases in the deferred tax asset valuation allowance and changes in the Company’s state income tax effective rate.

The benefit for income taxes for the year ended December 31, 2015 resulted from the release of a portion of BBX Capital’s deferred tax asset valuation allowance on May 1, 2015 as BBX Capital became eligible to file a consolidated group federal income tax return with BCC and Bluegreen described in further detail in Item 8 – Note 13 of this report.

Net Income Attributable To Non-Controlling Interest

BBX Capital includes in its consolidated financial statements the results of operations and financial position of Bluegreen/Big Cedar Vacations, Bluegreen’s 51% owned subsidiary, and BBX Capital’s 82% ownership of BCC through December 15, 2016. The non-controlling interest in income of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ consolidated net income that is attributable to its unaffiliated 49% interest holder and the non-controlling interest in BCC’s consolidated net income is the portion of BCC’s consolidated net income that is attributable to its shareholders other than BBX Capital through December 15, 2016. Net income attributable to the non-controlling interest totaled $13.3 million, $18.8 million and $13.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Bluegreen Reportable Segment

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

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital-light” business strategy, involving activities that typically do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs under Bluegreen’s traditional vacation ownership business.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise and existing infrastructure in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties.  Bluegreen’s goal is for its capital-light business activities to remain a significant portion of its business; however, these efforts may not be successful.  As of December 31, 2016, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

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

Just-In-Time Inventory Acquisition Arrangements

Bluegreen enters into agreements with third-party developers that allow Bluegreen to buy VOI inventory from time to time in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Bluegreen typically enters into such arrangements on a non-committed basis, although Bluegreen may enter into committed arrangements under certain circumstances.  Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects.  However, Bluegreen is at risk that third-party developers of resorts under just-in-time acquisition arrangements do not deliver the resorts’ VOIs when planned, or do not fulfill their obligations to Bluegreen or to the POAs that maintain the resorts they developed.  Unlike FBS Sales, receivables originated in connection with sales of just-in-time inventory are held by Bluegreen.  Bluegreen refers to sales of inventory acquired through these arrangements as “Just-In-Time Sales”.

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

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs.  In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services.  In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative services.  As of December 31, 2016, Bluegreen provided management services to 47 timeshare resort properties and hotels.  Other fee-based services also include the processing of sales of VOIs through Bluegreen’s wholly-owned title company subsidiary, which earns title fees in connection with the closing of the VOI transactions.

Bluegreen also generates fee-based income by providing construction, design and management services, and mortgage servicing.

During the year ended December 31, 2016:

•

Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $102.9 million compared to $72.1 million during 2015.   Positive changes in components of working capital and lower expenditures for inventory were the primary reasons for this increase.

•	Bluegreen’s income before income taxes was $124.9 million compared to $124.3 million for 2015.
•	System-wide sales of VOIs, which include sales of traditional inventory, Secondary Market Sales, FBS Sales, and Just-In-Time Sales, were $605.4 million compared to $552.7 million during 2015.
•

Bluegreen sold $294.8 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $201.8 million in connection with those sales.  During 2015, Bluegreen sold $251.4 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $173.7 million in connection with those sales.  In addition, Bluegreen sold $39.6 million of inventory under Just-In-Time Sales arrangements, gross of equity trade allowances compared to $27.6 million during 2015.

•	Bluegreen sold $165.0 million of inventory under Secondary Market Arrangements, gross of equity trade allowances compared to $138.5 million during 2015.
•

Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales was 14%, which was consistent with Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales for the same period in 2015.

•	Bluegreen paid $10.0 million of special bonuses to certain employees in 2016, where no such comparable payment occurred in 2015.

During the year ended December 31, 2016, 41% of Bluegreen’s VOI sales were realized in cash within approximately 30 days from the contract date.  See “Liquidity and Capital Resources” below for additional information.

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

Bluegreen’s notes receivable also includes amounts outstanding under Bluegreen Communities’ notes receivable portfolio, which was excluded from Bluegreen’s sale during May 2012 of substantially all of the assets of Bluegreen Communities.

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

	For the Years Ended December 31,
Average Annual Default Rates	2016	2015	2014
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	6.1%	6.5%	6.9%
Loans originated on or after December 15, 2008(1)	7.6%	7.0%	6.8%
Notes receivable secured by homesites	2.3%	2.3%	4.1%

	As of December 31,
Delinquency Rates (2)	2016	2015	2014
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	4.4%	4.2%	4.2%
Loans originated on or after December 15, 2008(1)	3.2%	3.1%	3.1%
Notes receivable secured by homesites	0.1%	2.0%	1.1%

(1) On December 15, 2008, Bluegreen implemented its FICO®-score based credit underwriting program.

(2) The percentage of Bluegreen’s notes receivable portfolio that was over 30 days past due as of the dates indicated.

See Note 6 to the Consolidated Financial Statements for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Results of Operations

Information regarding the results of operations for Bluegreen for the years ended December 31, 2016, 2015 and 2014 are set forth below (dollars in thousands):

	For the Years Ended December 31,
	2016		2015		2014
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)

Traditional VOI sales (1)	$394,745	65%	$424,304	77%	$418,665	80%
VOI sales-secondary market program	164,991	27%	138,487	25%	88,269	17%
Sales of third-party VOIs-commission basis(3)	294,822	49%	251,399	45%	221,315	42%
Sales of third-party VOIs-just-in-time basis(4)	39,626	7%	27,593	5%	56,827	11%
Less: Equity trade allowance (6)	(288,792)	-48%	(289,060)	-52%	(261,260)	-50%
System-wide sales of VOIs, net	605,392	100%	552,723	100%	523,816	100%
Less: Sales of third-party VOIs-commission basis	(294,822)	-49%	(251,399)	-45%	(221,315)	-42%
Gross sales of VOIs	310,570	51%	301,324	55%	302,501	58%
Estimated uncollectible VOI
notes receivable (2)	(44,428)	-14%	(42,088)	-14%	(40,167)	-13%
Sales of VOIs	266,142	44%	259,236	47%	262,334	50%
Cost of VOIs sold (3)	(27,346)	-10%	(22,884)	-9%	(30,766)	-12%
Gross profit (3)	238,796	90%	236,352	91%	231,568	88%
Fee-based sales commission revenue (4)	201,829	68%	173,659	69%	144,239	65%
Other fee-based services revenue	103,448	17%	97,539	18%	92,089	18%
Cost of other fee-based services	(57,632)	-10%	(53,896)	-10%	(49,224)	-9%
Net carrying cost of VOI inventory	(6,847)	-1%	(7,046)	-1%	(7,717)	-1%
Selling and marketing expenses	(314,039)	-52%	(284,351)	-51%	(250,320)	-48%
General and administrative expenses	(100,988)	-17%	(89,453)	-16%	(94,871)	-18%
Net interest spread	58,657	10%	48,633	9%	40,342	8%
Operating profit	$123,224	20%	$121,437	22%	$106,106	20%
Other income	1,724		2,883		3,388
Income before income taxes	$124,948		$124,320		$109,494

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

(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not of system-wide sales of VOIs, net).
(4)	Percentages for fee-based sales commission revenue are calculated based on sales of third-party VOIs-commission basis (and not of system-wide sales of VOIs, net).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, net, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Bluegreen - Year ended December 31, 2016 compared to the year ended December 31, 2015

System-wide sales of VOIs.    System-wide sales of VOIs include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  Sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  System-wide sales of VOIs were $605.4 million and $552.7 million during 2016 and 2015, respectively.  The growth in system-wide sales of VOIs during 2016 reflects an increase in sales, primarily due to (i) an increase in the number of tours, partially offset by a decrease in the sale-to-tour conversion ratio and (ii) an increase in the average sales price per transaction. During 2016, the number of tours increased 16% and the number of new prospect tours increased 22% compared to 2015 The increase in the number of tours reflects efforts to expand marketing to new sales prospects.  The average sales price per transaction increased by 6% during 2016 compared to 2015.  System-wide sales were estimated to be adversely impacted $6.3 million by Hurricane Matthew and the Tennessee wildfires in 2016.

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

The following table sets forth certain information for system-wide sales of VOIs for 2016 and 2015.  The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Years Ended December 31,
	2016	2015

Number of sales offices at period-end	23	23
Number of active contracts with fee-based clients at period-end	14	15
Total number of VOI sales transactions	45,340	43,576
Average sales price per transaction	$13,727	$12,962
Number of total prospects tours	274,987	237,208
Sale-to-tour conversion ratio– total prospects	16.5%	18.4%
Number of new prospects tours	190,235	156,554
Sale-to-tour conversion ratio– new prospects	13.5%	14.9%
Percentage of sales to existing owners	46.0%	48.2%
Sales volume per guest	$2,263	$2,381

Sales of VOIs.  Sales of VOIs represent sales of Bluegreen-owned VOIs, including traditional VOIs, those obtained on a Just-In-Time basis, and those acquired through Secondary Market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable.  In addition to the above-described factors impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.  Sales of VOIs were $266.1 million and $259.2 million during 2016 and 2015, respectively.

Gross sales of VOIs were reduced by $44.4 million and $42.1 million during 2016 and 2015, respectively, for estimated future uncollectible notes receivable.  Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans.  In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 14% during both 2016 and 2015.  Bluegreen believes that a portion of the default increase in recent years is a result of the receipt of cease and desist letters from attorneys purporting to represent certain VOI owners and have encouraged such owners to become delinquent and ultimately default on their obligations.  Following receipt, contact of VOI owners is ceased, unless otherwise allowed by law.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

Cost of VOIs Sold.  Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory.  In addition to Bluegreen’s traditional inventory, Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary Market arrangements within the capital-light business strategy.  Compared to the cost of Bluegreen’s traditional inventory, VOIs acquired in connection with Just-In-Time arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with Secondary Market arrangements typically have a lower cost of sales percentage, as Secondary Market inventory is generally obtained from POAs at a significant discount.  During 2016 and 2015, cost of VOIs sold was $27.3 million and $22.9 million, respectively, and represented 10% and 9%, respectively, of sales of VOIs.  Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized.  While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

In September 2016, Bluegreen increased the selling price of its VOIs by 5%.  As a result of this pricing change, Bluegreen's management also increased its estimate of total gross margin generated on the sale of its VOI inventory.   Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings.   Accordingly, during 2016, Bluegreen recognized a benefit to cost of VOIs sold of $5.6 million.

Fee-Based Sales Commission Revenue.  During 2016 and 2015, Bluegreen sold $294.8 million and $251.4 million, respectively, of third-party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $201.8 million and $173.7 million, respectively, in connection with those sales.  The increase in sales of third-party developer inventory on a commission basis during 2016 was due primarily to the factors described above related to the increase in system-wide sales of VOIs.  Bluegreen earned an average sales and marketing commission of 68% and 69% during 2016 and 2015, respectively.

Net Carrying Cost of VOI Inventory.   Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold VOI inventory to the POAs that maintain the resorts.  Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from the Bluegreen sampler programs.  The carrying cost of Bluegreen’s inventory was $16.8 million and $15.3 million during 2016 and 2015, respectively, which was partly offset by rental and sampler revenues of $9.9 million and $8.3 million, respectively.  The increase in carrying costs was primarily due to an increase in maintenance fees related to a newly constructed building at Bluegreen/Big Cedar Vacation’s Paradise Point resort that began sales in November 2015, partially offset by an increase in rental revenues and Bluegreen’s increased emphasis on its capital-light strategy.

Selling and Marketing Expenses.  Selling and marketing expenses were $314.0 million and $284.4 million during 2016 and 2015, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 52% during 2016 from 51% during 2015.  The increase in selling and marketing expenses during 2016 compared to 2015 was a result of Bluegreen’s focus on increasing its marketing efforts to new prospects as opposed to existing owners, which resulted in higher costs per tour from new and expanding marketing channels.  Sales to existing owners generally involve lower marketing expenses than sales to new prospects.  Further, the increase in 2016 was driven by less favorable sale-to-tour conversion ratios and a higher percentage of new prospect sales compared to prior year, partially offset by a higher average sales price per transaction in 2016.  Bluegreen expects to continue to increase its focus on sales to new prospects and, as a result, sales and marketing expenses generally and as a percentage of sales may continue to increase.

Included in the variety of methods that Bluegreen uses to attract prospective purchasers of VOIs, are marketing arrangements with various third parties.  Sales of VOIs to prospects and leads generated by one marketing arrangement accounted for approximately 16% of Bluegreen’s VOI sales volume during 2016 and approximately 20% during 2015.  There can be no guarantee that Bluegreen will be able to maintain, extend or renew such arrangement or any other marketing arrangements in the future, and a loss of any significant marketing relationships could have a material adverse impact on Bluegreen’s financial condition, including cash position and operating results.

General and Administrative Expenses.  General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $101.0 million and $89.5 million during 2016 and 2015, respectively.  As a percentage of system-wide sales of VOIs, general and administrative expenses were 17% and 16% during the years ended December 31, 2016 and 2015, respectively.  The increase was primarily due to special bonuses totaling $10 million which were paid to certain Bluegreen employees in June 2016.  Revenues from mortgage servicing during 2016 and 2015 of $3.8 million and $2.7 million, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services

Revenue and costs related to Bluegreen’s other fee-based services were as follows (in thousands):

	For the Years Ended December 31,
	2016	2015
Revenues:
Fee-based management services	$69,743	64,329
Title operations	13,838	14,283
Other	19,867	18,927
Total other fee-based services revenue	103,448	97,539

Costs:
Fee-based management services	28,985	28,608
Title operations	5,116	4,896
Other	23,531	20,392
Total cost of other fee-based services	57,632	53,896

Profit:
Fee-based management services	40,758	35,721
Title operations	8,722	9,387
Other	(3,664)	(1,465)
Total other fee-based services profit	$45,816	43,643

Other Fee-Based Services Revenue.  Other fee-based services revenue increased 6% in 2016 as compared to 2015.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club.  In connection with Bluegreen’s management services, Bluegreen also manages the club reservation system, provides services to owners and performs billing and collection services to the Bluegreen Vacation Club and certain POAs.  At December 31, 2016 and 2015, Bluegreen managed 47 and 46 timeshare resort properties and hotels, respectively.  Fee-based management services revenue increased during 2016 compared to 2015, primarily as a result of increases in the number of managed resorts and the number of owners in the Bluegreen Vacation Club.  Additionally, Bluegreen generates revenues from providing title services, its Traveler Plus™ program, and food and beverage and other retail operations.  Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based clients.

Bluegreen intends to continue to pursue its efforts to provide management, title and other services to resort developers and others, on a cash-fee basis.  While Bluegreen’s efforts to do so may not be successful, Bluegreen anticipates that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services.  Cost of other fee-based services increased 7% in 2016 as compared to 2015.  The increase is primarily due to the higher costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the higher service volumes described above.

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

The following table sets forth certain information for system-wide sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Years Ended December 31,
	2015	2014

Number of sales offices at period-end	23	23
Number of active contracts with fee-based clients at period-end	15	13
Total number of VOI sales transactions	43,576	42,814
Average sales price per transaction	$12,962	$12,347
Number of total prospects tours	237,208	225,342
Sale-to-tour conversion ratio– total prospects	18.4%	19.0%
Number of new prospects tours	156,554	144,729
Sale-to-tour conversion ratio– new prospects	14.9%	14.9%
Percentage of sales to existing owners	48.2%	48.3%
Sales volume per guest	$2,381	$2,346

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

Cost of VOIs Sold. During 2015 and 2014, cost of VOIs sold was $22.9 million and $30.8 million, respectively, and represented 9% and 12%, respectively, of sales of VOIs.  Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized.

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

General and Administrative Expenses. General and administrative expenses were $89.5 million and $94.9 million during 2015 and 2014, respectively.  As a percentage of system-wide sales of VOIs, general and administrative expenses were 16% and 18% during the years ended December 31, 2015 and 2014, respectively.  This decrease is primarily the result of a $5.7 million decrease in executive compensation from 2014 to 2015 primarily due to the resignation of Bluegreen’s CEO in May 2015.  Revenues from mortgage servicing during 2015 and 2014 of $2.7 million and $1.8 million, respectively, have been netted against general and administrative expenses.

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

Other Revenues and Expenses – Years ended December 31, 2016, 2015 and 2014

Interest Income and Interest Expense. For the years ended December 31, 2016, 2015 and 2014, Bluegreen’s net interest spread primarily included the interest earned on $546.1 million, $526.3 million and $527.0 million, respectively, of gross notes receivable, net of interest expense incurred on $415.0 million, $403.9 million and $407.7 million, respectively, of related receivable-backed debt.  The following table details the sources of interest income and interest expense (in thousands):

	For the Years Ended December 31,
Interest Income:	2016	2015	2014
VOI Notes receivable	$80,950	78,323	80,773
Other	8,560	6,008	893
Total interest income	89,510	84,331	81,666

Interest Expense:
Receivable-backed notes payable	18,348	20,308	23,415
Other	12,505	15,390	17,909
Total interest expenses	30,853	35,698	41,324
Net interest spread	$58,657	48,633	40,342

Net Interest Spread.    Net interest spread was $58.7 million, $48.6 million and $40.3 million during 2016, 2015 and 2014, respectively.  The increase in net interest spread during 2016 and 2015 is primarily reflects lower costs of borrowings and an increase in the size of Bluegreen’s VOI notes receivable portfolio in those years.  Additionally, Bluegreen recorded interest income of $8.0 million and $5.6 million during 2016 and 2015, respectively, related to the $80.0 million loan made by Bluegreen to the Company during April 2015, which is eliminated in the consolidated financial statements.

Bluegreen’s effective cost of borrowing was 5.03%, 5.36% and 5.95% during 2016, 2015, and 2014, respectively. The decreases were primary attributed to Bluegreen’s repayment of debt with higher-interest rates and obtaining new financing at relatively lower rates.

Other Income/Expense, Net.    Other income, net was $1.7 million, $2.9 million and $3.4 million during 2016, 2015 and 2014, respectively.

BBX Capital Real Estate Reportable Segment

Overview

BBX Capital Real Estate’s primary activities include the acquisition, ownership and management of real estate, and real estate development projects as well as investments in real estate joint ventures. BBX Capital Real Estate also manages the legacy assets acquired in the BB&T Transaction. The legacy assets include portfolios of loans receivable, real estate properties and loans previously charged-off by BankAtlantic.

Results of Operations

The following table is a condensed income statement before income taxes summarizing the results of operations of BBX Capital Real Estate (in thousands):

	For the Years Ended			Change	Change
	December 31,			2016 vs	2015 vs
	2016	2015	2014	2015	2014
Interest income	$3,606	9,921	5,072	(6,315)	4,849
Net gains on sales of assets	6,076	31,181	5,527	(25,105)	25,654
Other revenues	5,067	5,540	7,414	(473)	(1,874)
Total revenues	14,749	46,642	18,013	(31,893)	28,629
Interest expense	-	-	1,002	-	(1,002)
Recoveries from loan losses, net	(20,508)	(13,457)	(7,155)	(7,051)	(6,302)
Asset impairments, net	2,304	287	7,015	2,017	(6,728)
Selling, general and administrative expenses	11,864	12,773	16,121	(909)	(3,348)
Total costs and expenses	(6,340)	(397)	16,983	(5,943)	(17,380)
Equity in net earnings (losses) of unconsolidated joint ventures	13,630	(1,565)	(559)	15,195	(1,006)
Income before income taxes	$34,719	45,474	471	(10,755)	45,003

Interest Income

The decrease in interest income for the year ended December 31, 2016 compared to 2015 and 2014 reflects lower interest income recognized on a cash basis from the payoffs of nonaccrual loans. During the year ended December 31, 2015, $5.8 million of interest income was recognized on the payoff of two commercial loans.  In addition, during 2016 BBX Capital Real Estate recognized lower interest income on accruing loans associated with declining accruing loan balances due primarily to loan repayments and loan sales for the year ended December 2015. Accruing loan balances declined from $10.0 million at December 31, 2014 to $1.5 million at December 31, 2016.

Net Gains on Sales of Assets

The net gains on the sales of assets during the years ended December 31, 2016, 2015 and 2014 were primarily gains on the sales of real estate properties.

Gains on the sales of assets during the year ended December 31, 2016 resulted primarily from $4.2 million of gains on the sales of commercial land parcels and the recognition of $2.3 million of deferred gains associated with properties contributed for equity interests in joint ventures during 2013 and 2014.  $3.3 million of commercial land parcel gains was related to one property.  The gains on the sales of assets were partially offset by $0.4 million of losses on the sales of residential properties.

Gains on the sales of assets during the year ended December 31, 2015 resulted primarily from the sales of four properties. Two of the properties were located in West Palm Beach, Florida. One of the properties, which was purchased by the JRG/BBX Development joint venture for $10.8 million, was sold to a third party developer for $20.0 million.  A second property, which had a $3.2 million carrying value at the date of sale, was acquired through foreclosure and sold for $11.0 million. A third property was located in the Bonterra master-planned community in

Hialeah, Florida, had a carrying value of $13.9 million and sold for $26.2 million.  The fourth property was acquired through foreclosure in Las Vegas, Nevada, had a carrying value of $2.6 million and sold for $6.0 million. The Company recognized gains of $31.4 million in the aggregate in connection with these four property sales.

Included in net gains on the sales of assets during the year ended December 31, 2014 was a $2.5 million gain on the sale of one commercial property, a $0.6 million gain on the sale of first lien consumer and residential loans and $1.3 million of gains on the sales of various real estate properties.

Other Revenues

Other revenues primarily consisted of rental income from foreclosed real estate properties.  The lower other revenues during the year ended December 31, 2016 compared to the same 2015 period was primarily the result of the sale of one student housing rental property during the second quarter of 2016.

The lower other revenues during the year ended December 31, 2015 compared to the same 2014 period resulted primarily from the sales of rental properties and one operating property during the fourth quarter of 2014.

Interest Expense

BBX Capital Real Estate did not incur interest expense during the years ended December 31, 2016 and 2015.  Interest expense for the year ended December 31, 2014 resulted primarily from an $8.3 million mortgage that was assumed by the Hialeah Communities joint venture in June 2014.

Recoveries from Loan Losses

Recoveries from loan losses during the year ended December 31, 2016 resulted primarily from $18.0 million of charged off loan recoveries and $2.6 million of recoveries from the charged off loan portfolio.  Recoveries for the year ended December 31, 2015 related primarily to charged off commercial loans and $2.7 million of recoveries from the charged off loan portfolio.

Recoveries for the year ended December 31, 2014 related primarily to $6.1 million of cash collected on certain previously charged-off commercial loans and related judgments, $1.6 million of recoveries from non-accrual loan payoffs, $1.4 million of property tax refunds on a charged off commercial land loan and a $1.9 million recovery from a commercial land loan foreclosure.

Recoveries from loan losses were generated by legacy loans and due to the nature of these collection activities and the declining balances of legacy loans it is not expected that BBX Capital Real Estate will generate recoveries consistent with historical amounts.

Asset Impairments, net

Asset impairments during the year ended December 31, 2016 and 2015 resulted primarily from valuation allowance adjustments of $3.6 million and $3.6 million, respectively, on foreclosed real estate properties to reflect updated valuations partially offset by recoveries of previously written down residential loans in connection with short sales and payoffs.

Asset impairments for the year ended December 31, 2014 were primarily the result of $8.6 million of impairments on two student housing rental facilities in Tallahassee, Florida.  The impairments reflected a decline in occupancy rates and rents per unit.  The student housing impairments were partially offset by $1.6 million of recoveries of previously written down residential loans in connection with short sales and payoffs.

Selling, General and Administrative Expenses

	For the Years Ended			Change	Change
	December 31,			2016 vs	2015 vs
(in thousands)	2016	2015	2014	2015	2014
Employee compensation and benefits	$3,899	3,674	3,025	225	649
Occupancy and equipment	1,311	1,266	1,230	45	36
Professional fees	2,631	1,935	2,188	696	(253)
Real estate operating expenses	2,903	4,773	6,289	(1,870)	(1,516)
Other	1,120	1,125	3,389	(5)	(2,264)
	$11,864	12,773	16,121	(909)	(3,348)

The increase in compensation and benefits expenses for the years ended December 31, 2016 and 2015 resulted primarily from performance bonuses and secondarily from new hires.

Professional fees for the years ended December 31, 2016, 2015 and 2014 were primarily legal fees incurred in connection with loan portfolio recoveries and foreclosures.

Real estate operating expenses for the years ended December 31, 2016, 2015 and 2014 represent real estate holding costs, including taxes and insurance, associated with real estate acquired through foreclosure.  The decline in real estate operating expenses reflects the sale of properties, contribution of real estate to joint ventures, and the transfer of rental properties to properties and equipment.

The decline in other expenses for the years ended December 31, 2016 and 2015 compared to the year ended December 31, 2014 resulted primarily from lower asset servicing expenses from third party management companies who service loans and real estate. The significant decline in asset servicing costs reflects loan repayments and sales, declines in foreclosures as well as real estate liquidations.

Equity in Net Earnings of Unconsolidated Joint Ventures

BBX Capital Real Estate recognized equity in net earnings (losses) of unconsolidated joint ventures of $13.6 million, ($1.6) million and ($0.6) million during the years ended December 31, 2016, 2015 and 2014, respectively. The unconsolidated real estate joint ventures are generally real estate joint ventures that develop properties for residential and commercial use. The equity in earnings for the year ended December 31, 2016 primarily reflects earnings from three joint ventures. Real estate joint ventures equity losses for the years ended December 31, 2015 and 2014 represent marketing and management fees of joint ventures in the construction or entitlement phases of the real estate projects.

During the year ended December 31, 2016, the Hialeah Communities joint venture closed on 212 single-family homes in a planned development of 394 single-family homes.  BBX Capital Real Estate received $11.5 million of cash distributions and recognized $9.5 million of equity earnings from the Hialeah Communities joint venture for the year ended December 31, 2016.  BBX Capital Real Estate recognized equity losses of $747,000 and $246,000 during the years ended December 31, 2015 and 2014, respectively, from the Hialeah Communities joint venture.

During the year ended December 31, 2016, the Altis at Kendall Square joint venture leased up and sold the multi-family rental facility that the joint venture developed and BBX Capital Real Estate received $3.7 million of distributions and recognized $3.1 million of equity earnings from the Altis at Kendall Square joint venture.  BBX Capital Real Estate recognized equity losses from the Altis at Kendall Square joint venture of $500,000 and $35,000 during the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2016, the New Urban/BBX Development joint venture closed on 9 single-family homes in a planned development of 30 single-family homes.  BBX Capital Real Estate received $1.2 million of cash payment on its $1.6 million joint venture note receivable and recognized $1.1 million of equity earnings from the New Urban/BBX Development joint ventures for the year ended December 31, 2016.  BBX Capital Real Estate recognized equity losses of $42,000 and $135,000 during the years ended December 31, 2015 and 2014, respectively, from the New Urban/BBX Development joint venture.

Renin Reportable Segment

Overview

Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and two manufacturing assembly and distribution facilities in Canada and the United States.

Results of Operations

		For the Years Ended			Change	Change
		December 31,			2016 vs	2015 vs
(in thousands)		2016	2015	2014	2015	2014
Trade sales		$65,225	56,461	57,839	8,764	(1,378)
Cost of goods sold		(47,088)	(42,123)	(43,888)	(4,965)	1,765
Gross margin		18,137	14,338	13,951	3,799	387
Interest expense		313	309	551	4	(242)
Selling, general and administrative expenses		17,186	15,049	14,729	2,137	320
(Gain) loss on foreign currency exchange		(219)	1,038	715	(1,257)	323
Total costs and expenses		17,280	16,396	15,995	884	401
Income (loss) before income taxes		$857	(2,058)	(2,044)	2,915	(14)
Gross margin percentage	%	27.81	25.39	24.12	2.41	1.27
SG&A as a percent of trade sales	%	26.35	26.65	25.47	(0.31)	1.19

The improvement in trade sales for the year ended December 31, 2016 compared to the same 2015 period reflects increased sales volume from Renin’s retail channel customers driven by an improved product mix which reflected higher sales of its barn door product. The improvement in the gross margin percentage for the year ended December 31, 2016 compared to the same 2015 period resulted primarily from a higher proportion of sales of higher margin door and hardware products.

Trade sales declined for the year ended December 31, 2015 compared to the same 2014 period due to the discontinuation by a large customer of the wall décor product partially offset by increased sales of newly designed hardware products.

The improvement in the gross margin percentage for the year ended December 31, 2015 compared to the same 2014 period reflected increased sales of higher margin hardware products and lower sales of lower margin wall décor products.  Also contributing to the improved gross margin percentage was the consolidation of manufacturing facilities during the second half of 2014.

Renin’s interest expense for the years ended December 31, 2016 and 2015 was associated with a term loan and a revolving line of credit from a financial institution. Renin’s interest expense for the year ended December 31, 2014 was primarily associated with notes payable to Bluegreen. Renin refinanced the Bluegreen notes payable with a financial institution in June 2014 under a facility with a lower interest rate and outstanding balance.

The increase in selling, general and administration expenses for the year ended December 31, 2016 compared to the same 2015 period was associated with the transition to new executive management including severance costs, increased consulting and maintenance expenditures designed to enhance the product development cycle and improve manufacturing efficiencies.

The increase in selling, general and administration expenses for the year ended December 31, 2015 compared to the same 2014 period was associated primarily with new hires partially offset by costs associated with consolidating manufacturing facilities in Canada incurred during the year ended December 31, 2014.

Foreign currency exchange gains or losses for the years ended December 31, 2016, 2015 and 2014 reflect changes in the value of the Canadian dollar compared to the U.S. dollar.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at December 31, 2016 and 2015 were $1.4 billion and $1.3 billion, respectively.  The primary changes in components of total assets are summarized below:

•

Increase in cash was primarily from $91.8 million of cash generated from operating activities, $46.5 million of cash received from loan repayments, $23.6 million of proceeds received from real estate sales, partially offset by $12.9 million of property and equipment purchases, $16.9 million of cash consideration paid in connection with the BCC Merger, $8.5 million of cash paid to retire common stock in connection with share based compensation withholding tax obligations and $12.2 million in distributions to a  non-controlling interest;

•	Decrease in loans receivable and loans held-for-sale due primarily to $46.5 million of loan repayments and $4.8 million of loans transferred as a result of foreclosure to real estate held-for-sale;
•	Higher notes receivable balances associated with increased VOIs gross sales;
•

Increase in inventory associated with the transfer of $15.3 million of real estate held-for-investment to land held-for-development in connection with the development of the Beacon Lakes Community project upon the receipt of land entitlements;

•

Decrease in real estate held-for-sale primarily from the sale of $19.8 million of real estate, transfer of a $6.6 million student housing facility to property and equipment and impairments of $3.6 million, partially offset by the transfer of $11.6 million of real estate held-for-investment to real estate held-for-sale and $4.8 million of real estate held-for-sale acquired through foreclosure;

•

Decrease in real estate held-for-investment due primarily to the transfers of $11.6 million and $15.3 million of real estate held-for-investment to real estate held-for-sale and inventory, respectively, partially offset by $7.6 million of property improvements;

•

Increase in investment in unconsolidated real estate joint ventures reflecting $13.6 million of joint venture equity earnings and $3.3 million of additional investments substantially offset by $16.6 million of joint venture distributions;

•	Increase in property and equipment associated with the transfer of a $6.6 million student housing facility from real estate held-for-sale;
•	Decrease in goodwill and other intangible assets resulting primarily from impairments of $0.9 million and $1.5 million, respectively, associated with BBX Sweet Holdings activities; and
•

Increase in other assets resulting primarily from a $20.7 million construction fund receivable associated with the issuance of Community Development Bonds by a municipality to finance the infrastructure of the Beacon Lakes development.

Total liabilities at December 31, 2016 and 2015 were $940.6 million and $858.1 million, respectively.  The primary changes in components of total liabilities are summarized below:

•

Increase in receivable-backed notes payable – non-recourse due to $130.5 million of notes issued by Bluegreen in connection with its 2016 Term Securitization as well as additional borrowings on the $25.0 million Fifth Third Term Loan;

•	Decrease in receivable-backed notes payable – recourse due to Bluegreen’s repayment of notes payable from a portion of the proceeds it received in connection with its 2016 Term Securitization;
•	Increase in notes, mortgage notes payable and other borrowings primarily from the issuance of $20.7 million of Community Development Bonds;
•

Increase in deferred income tax liability resulting primarily from lower deferred tax assets associated with the utilization of net operating loss carryforwards and the sale of foreclosed properties; and

•	Higher other liabilities resulting primarily from severance obligations and increases in accrued executive bonuses.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Years Ended December 31,
	2016	2015	2014

Cash flows provided by (used in) operating activities	$91,771	(3,745)	109,137
Cash flows provided by (used in) investing activities	34,605	(48,113)	47,572
Cash flows used in financing activities	(25,420)	(28,674)	(94,908)
Increase (decrease) in cash and cash equivalents	100,956	(80,532)	61,801
Cash and cash equivalents at beginning of period	198,905	279,437	217,636
Cash and cash equivalents at end of period	$299,861	198,905	279,437

Cash Flows provided by/used in Operating Activities

The Company’s operating cash flows increased $95.5 million during the year ended December 31, 2016 compared to the same 2015 period.  The increase was primarily due to positive changes in components of working capital mainly associated with Bluegreen operations.  Bluegreen’s operating cash flows increased due to growth in VOI sales and decreased VOI inventory development expenditures.

The decrease in cash flows from operating activities during 2015 compared to 2014 related primarily to the $36.5 million Woodbridge litigation settlement, higher operating losses from companies acquired during 2014, increased spending on the development of Bluegreen’s VOI inventory and higher marketing costs.

Cash Flows provided by/used in Investing Activities

The Company’s investing cash flows increased by $82.7 million during the year ended December 31, 2016 compared to the same 2015 period.  The increase was primarily due to lower cash purchases of BCC’s Class A Common Stock during 2016.  In December 2016, the Company paid cash consideration of $16.9 million and issued 12.0 million shares of its Class A Common Stock for all the outstanding shares of BCC not previously owned by the Company.  In April of 2015, the Company completed a tender offer in which the Company paid cash consideration of $95.4 million to BCC’s shareholders in connection with the purchase of shares of BCC’s Class A Common Stock.    The increase in cash flows from investing activities during the year ended December 31, 2016 compared to the same 2015 period also reflects higher loan receivable cash collections and lower additions to real estate held-for-investment partially offset by lower proceeds from sales of real estate held for sale.

The decrease in cash flows from investing activities during 2015 compared to 2014 was due primarily to the $95.4 million of consideration paid by the Company to BCC’s shareholders in 2015 in connection with the Company’s tender offer.

Cash Flows used in Financing Activities

The Company’s cash used for financing activities decreased from $28.7 million during the year ended December 31, 2016 to $25.4 million for 2015.  The decrease in cash used in financing activities was primarily due to the repayment of borrowings and lower distributions paid to noncontrolling interests partially offset by cash dividends paid to common shareholders and higher cash payments associated with the retirement of the Company’s and subsidiary common stock in connection with share based compensation withholding tax obligations.

The decrease in cash used in financing activities during 2015 compared to 2014 was due primarily to Bluegreen’s 2015 Term Securitization and lower repayments of BB&T preferred interest in FAR partially offset by higher distributions paid to noncontrolling interests.

Commitments

The Company’s material commitments as of December 31, 2016 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain POAs, an inventory purchase commitment under a just-in-time arrangement and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of the Company’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of December 31, 2016 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total

Receivable-backed notes payable	$-	5,125	105,049	310,005	(5,190)	414,989
Lines-of-credit and notes payable	9,966	59,023	45,614	22,079	(2,892)	133,790
Jr. subordinated debentures (1)	-	-	-	195,879	(1,730)	194,149
Inventory purchase commitment	8,873	4,591	-	-	-	13,464
Noncancelable operating leases (1)	12,687	15,852	10,668	21,802	-	61,009
Total contractual obligations	31,526	84,591	161,331	549,765	(9,812)	817,401

Interest Obligations (2)
Receivable-backed notes payable	15,248	30,399	26,465	84,529	-	156,641
Lines-of-credit and notes payable	4,440	6,129	2,595	-	-	13,164
Jr. subordinated debentures	6,422	12,845	12,845	175,752	-	207,864
Total contractual interest	26,110	49,373	41,905	260,281	-	377,669
Total contractual obligations	$57,636	133,964	203,236	810,046	(9,812)	1,195,070

(1)	Amounts do not include purchase accounting adjustments for Junior Subordinated Debentures and Noncancelable operating leases of $41.8 million and $0.5 million, respectively.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2016.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain property owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During 2016 and 2015, respectively, Bluegreen made payments related to subsidies of $13.9 million and $15.8 million. As of December 31, 2016 and December 31, 2015, Bluegreen had no liability for such subsidies.  As of December 31, 2016, Bluegreen was providing subsidies to nine property owners’ associations.

During 2016, BBX Capital entered into a severance arrangement with an executive.  Under the terms of the arrangement the executive will receive $3.7 million over a three year period.  In June 2015, Bluegreen entered into a severance and consulting agreement with its former CEO.  Under the agreement the former CEO will be paid a total of $2.9 million over two years.  As of December 31, 2016, $3.9 million was left to be paid on the above arrangements.

A wholly owned subsidiary of the Company has entered into area development agreements with MOD Super Fast Pizza Franchising, LLC which will involve entering into lease agreements for MOD restaurant locations.  The Company may be required to guarantee performance on these lease agreements.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future borrowings against its notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit. The Company will continue its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  The Company may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities.  Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require.  In addition, the Company’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations.  To the extent the Company is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s receivables purchase facilities and its credit facilities, indentures and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect Bluegreen’s ability to pay dividends and the Company’s financial condition and results of operations.  In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond the Company’s control.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table as described in further detail in Item 8 – Note 14 of this Annual Report.

Liquidity and Capital Resources

BBX Capital Corporation

Liquidity and Capital Resources

BBX Capital’s principal sources of liquidity are its available cash and short-term investments, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate, income from income producing real estate, distributions from unconsolidated real estate joint ventures and distributions received from Bluegreen.  BBX Capital expects to use its available funds for general corporate purposes and to make additional investments in real estate based opportunities and middle market operating businesses or invest in other opportunities or repurchase shares of its common stock pursuant to the share repurchase program.

BBX Capital believes that its current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including potential dividends from Bluegreen (which, as described below, are subject to certain limitations), and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow it to meet its anticipated near-term liquidity needs. BBX Capital may also seek additional liquidity from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

BBX Capital expects that it will receive dividends from time to time from Bluegreen. During 2016 and 2015, Bluegreen paid dividends totaling $70.0 million and $54.4 million, respectively.  Dividends from Bluegreen will be dependent on and subject to Bluegreen’s results of operations and cash flows, as well as restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of the Company and generally are non-recourse to the Company.  Similarly, the assets of Bluegreen are not available to us, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  As a consequence, BBX Capital may not receive dividends from Bluegreen consistent with prior periods or in the time frames or amounts anticipated, or at all. BBX Capital may also receive funds from Bluegreen in connection with its tax sharing agreement to the extent Bluegreen utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return.  During the years ended December 31, 2016 and 2015, BBX Capital received $26.2 million and $19.2 million, respectively, of tax sharing payments from Bluegreen.

As of December 31, 2016 and 2015, the Company, excluding Bluegreen, had cash, cash equivalents and short-term investments of approximately $155.7 million and $83.4 million, respectively.  Management believes that BBX Capital has sufficient liquidity to fund operations for the foreseeable future.

Prior to June 2016, the Company had never paid cash dividends on its common stock.  In June 2016, September 2016 and December 2016 the Company’s Board of Directors declared quarterly cash dividends on the Company’s Class A and Class B Common Stock of $0.005 per share.  Future declaration and payment of cash dividends with respect to the Company’s Common Stock, if any, will be determined in light of the then-current financial condition of the Company and other factors deemed relevant by the board of directors.

In April 2015, BBX Capital borrowed $80.0 million at 10% interest from a wholly-owned subsidiary of Bluegreen to finance in part the purchase of 4,771,221 shares of BCC’s Class A Common Stock in the previously described tender offer. The incurrence of this debt resulted in BBX Capital being required to utilize cash flow to service the debt with quarterly payments to Bluegreen of $2.0 million and the Company may be required to repay all or a portion of the  $80.0 million borrowed from Bluegreen if Bluegreen is not in compliance with debt covenants under its debt instruments.

The Company’s indebtedness including any future debt incurred by the Company may make us more vulnerable to downturns in the economy, and may subject the Company to covenants or restrictions on its operations and activities.

On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  During 2016, BBX Capital repurchased 1.0 million shares of our Class A Common Stock for approximately $3.0 million. No shares were repurchased under the program during the year ended December 31, 2015.

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

The 5% Cumulative Preferred Stock is mandatorily redeemable and classified as a liability in the Company’s Consolidated Statements of Financial Condition as of December 31, 2016 and 2015.  In addition, the Company is required to redeem the preferred shares in $5.0 million annual payments in each of the years in the three year period ending December 31, 2020.  For the years ended December 31, 2016, 2015 and 2014,  the Company recorded  interest expense in its Statements of Operations of $1.2 million, $1.1 million and $1.1 million, respectively, of which $750,000 was paid during each of these three years as dividends on the 5% Cumulative Preferred Stock.

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

Bluegreen

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

Historically, Bluegreen’s business model depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon providing financing to buyers.  The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities.  In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction, and development of new resorts.  Development expenditures during 2017 are expected to be in a range of $60 million to $65 million, which primarily relates to development at Bluegreen/Big Cedar Vacations’ resorts and proposed development at Bluegreen’s Fountains Resort.  However, if other opportunities to acquire or develop a strategic property on favorable terms present itself, Bluegreen may decide to acquire or develop additional VOI inventory, which would increase acquisition and development expenditures and may involve the incurrence of additional debt.

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

2016 Term Securitization

On March 17, 2016, Bluegreen completed a private offering and sale of $130.5 million of investment-grade, timeshare receivable-backed notes (the “2016 Term Securitization”).  The 2016 Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): $95.7 million of Class A and $34.8 million of Class B notes with note interest rates of 3.17% and 3.86%, respectively, which blended to an overall weighted-average note interest rate of 3.35%.  The gross advance rate for this transaction was 90%.  The Notes mature in July 2031.

The amount of the timeshare receivables sold to BXG Receivable Note Trust 2016 (the “2016 Trust”) was $145.0 million, $122.3 million of which was sold to the 2016 Trust at closing and $22.7 million of which was subsequently sold to the 2016 Trust.  The gross proceeds of such sales to the 2016 Trust were $130.5 million.  A portion of the proceeds were used to: repay the BB&T/DZ Purchase Facility a total of $49.0 million, representing all amounts then outstanding under the facility (including accrued interest); repay $24.2 million under the Liberty Bank Facility, which includes accrued interest; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2016 Term Securitization, Bluegreen, as servicer, funded $11.3 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2007-A, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization.  In April 2016, Bluegreen, as servicer, funded $6.1 million in connection with the servicer redemption of the notes related to the BXG Receivables Note Trust 2008-A, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization.  The remainder of the net proceeds from the 2016 Term Securitization of $36.0 million were used by Bluegreen for general corporate purposes. As a result of the facility repayments described above, immediately after the closing of the 2016 Term Securitization, (i) no amounts were outstanding under the BB&T/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2017 and (ii) there was $17.6 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $50.0 million on a revolving basis through November 30, 2017 subject to eligible collateral and the other terms and conditions of the facility. Thus, additional availability of $73.1 million in the aggregate was created under the BB&T/DZ Purchase Facility and Liberty Bank Facility subject to the terms and conditions of those facilities.

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

See Item 8 - Note 12 to the Company’s Consolidated Financial Statements included in this report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of December 31, 2016, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with relevant covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of December 31, 2016		Availability as of December 31, 2016		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2016
Liberty Bank Facility	$50,000	$32,674		$17,326		November 2017; November 2020	Prime Rate +0.50%; 4.25%
NBA Receivable Facility (2)	45,000	36,170		8,830		June 2018; December 2022	30-Day LIBOR + 2.75% to 3.50%; 3.5% to 4.00% (1)
Pacific Western Bank Facility	40,000	22,520	(3)	17,480	(3)	September 2018; September 2021	30 day LIBOR+4.00% to 4.50%; 5.14%
BB&T/DZ Purchase Facility	80,000	31,417		48,583		December 2017; December 2020	Applicable Index rate +2.90%; 3.67%(4)
Quorum Purchase Facility	50,000	23,981		26,019		June 2018; December 2030	(5)
	$265,000	$146,762		$118,238

(1)

Of the amount outstanding as of December 31, 2016, $14.1 million bears interest at the 30-day LIBOR + 3.25% subject to a floor of 4.0% and $20.1 million bears interest at 30-day LIBOR plus 2.75% subject to an interest rate floor of 3.5%.  Future borrowings will bear interest at the 30-day LIBOR plus 3.25% subject to an interest rate floor of 4.0%.

(2)

The borrowing limit is inclusive of the $15.0 million borrowing limit under the NBA Line-of-Credit discussed below.  Further, the outstanding balance includes, and availability as of December 31, 2016 reflects, $2.0 million outstanding under the NBA Line of Credit.

(3)	The outstanding balance includes, and availability as of December 31, 2016 reflects, $1.7 million outstanding under the Pacific Western Term Loan.
(4)

The Applicable Index Rate for portions of amounts outstanding is either LIBOR, a “Cost of Funds” rate or commercial paper rates.  As described in further detail below, the interest rate will increase to the applicable rate plus 4.9% upon the expiration of the advance period.

(5)

Of the amounts outstanding as of December 31, 2016, $4.7 million bears interest at a fixed rate of 6.9%, $4.4 million bears interest at a fixed rate of 5.5%, $5.2 million bears interest at a fixed rate of 5.0%, and $9.7 million bears interest at a fixed rate of 4.75%. The interest rate on future borrowings will be set at the time of funding based on rates mutually agreed upon by all parties.

See Item 8 - Note 12 to the Company’s Consolidated Financial Statements included in this report for additional information with respect to Bluegreen’s credit facilities terms and covenants.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations and comprehensive income for the periods presented. On an ongoing basis, management evaluates its estimates, including those that relate to the determination of:

•	The allowance for credit losses;
•	The estimated future sales value of inventory;
•	The recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting;
•	The recovery of the carrying value of real estate inventories;
•	The fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets;
•	The valuation of assets and liabilities assumed in the acquisition of a business;
•	The amount of deferred tax valuation allowance;
•	Accounting for uncertain tax positions; and
•	The estimate of contingent liabilities related to litigation and other claims and assessments.

The accounting policies that we have identified as critical accounting policies are:

•	Revenue recognition and inventory cost allocation;
•	The carrying value of completed VOI inventory;
•	The carrying value of VOIs held for and under development and long-lived assets; and
•	Allowance for credit and loan losses.

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

Bluegreen believes that it uses a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of VOIs sold.  See the further discussion of Bluegreen’s policies regarding the estimation of credit losses on Bluegreen’s notes receivable below.  Should Bluegreen become unable to reasonably estimate the collectibility of its receivables, Bluegreen may have to defer the recognition of sales and its results of operations could be negatively impacted.

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

(1)

In connection with Bluegreen’s management of the property owners’ associations, among other things, Bluegreen acts as agent for the property owners’ association to operate the resort as provided under the management agreement.  In certain cases, the personnel at the resorts are Bluegreen employees.  The property owners’ association bear the costs of such personnel and generally pay Bluegreen in advance of, or simultaneously with, the payment of payroll. In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

Carrying Value of Completed VOI Inventory

Bluegreen carries its completed VOIs at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell.  The outstanding balance of completed VOI inventory, net of purchase accounting adjustments was $156.4 million as of December 31, 2016.

Carrying Value of VOIs Held for Development, or Under Development and Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, including intangible assets and its real estate properties under development or held for development, if certain trigger events occur.  If the estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair value.  The outstanding balance of construction in progress, real estate held for future VOI development, net of purchase accounting adjustments and land held for development was $13.4 million, $68.7 million and $15.3 million, respectively, as of December 31, 2016.

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

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates.

The majority of the Company’s intangible assets as of December 31, 2016 were $61.3 million of management contracts, which was originated in connection with the November 16, 2009 acquisition of a controlling interest in Bluegreen.  Such management contracts are not amortized, but instead are reviewed for impairment at least annually, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The remaining balance in intangible assets consists of approximately $7.6 million of trade names, customer relationships, non-competition agreements, franchise fees and lease premiums that were initially recorded at fair value and are amortized on a straight-line basis over their respective estimated useful lives ranging from 4 years to 20 years.  During 2016, the Company recognized a $1.5 million intangible asset impairment loss associated with certain BBX Sweet Holding’s acquisitions in 2014 and 2015.  The impairment loss was measured as the amount by which the carrying amount of the intangible assets exceeded their fair value.

The Company’s goodwill as of December 31, 2016 was $6.7 million and was recorded in association with BBX Sweet Holding’s  acquisitions during 2015 and 2014. The goodwill was tested for impairment on December 31, 2016 (annual testing date) and was determined to be impaired and an impairment loss of $0.9 million was recorded.

Allowance for Credit Losses

Allowance for Credit Losses on Bluegreen’s VOI Notes Receivable - Bluegreen records an estimate of expected uncollectible VOI notes receivable as a reduction of revenue at the time Bluegreen recognizes a VOI sale.  Bluegreen estimates uncollectible VOI notes receivable based on historical uncollectibles for similar VOI notes receivable over the applicable historical period, using a technique referred to as a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes.

The static pool analysis also considers certain qualitative data, including the aging of the respective receivables, current default trends by origination year, current economic conditions, and the FICO® scores of the borrowers.  Additionally, under timeshare accounting requirements, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable.  Bluegreen reviews its allowance for credit losses on at least a quarterly basis.  If defaults increase, Bluegreen’s results of operations could be materially adversely impacted.  During 2016, 2015, and 2014, Bluegreen’s estimated uncollectible VOI notes receivable included ($0.2 million), ($0.3 million), and $0.9 million, respectively, of adjustments to the allowance for uncollectible VOI notes receivable in connection with loans to borrowers with lower FICO® scores generated prior to December 15, 2008, the date on which Bluegreen implemented FICO® score-based credit underwriting standards.

Impact of Inflation

The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The Company is subject to significant interest rate risk on Bluegreen’s notes receivables as well as any outstanding debt. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies.

The Company believes that inflation and changing prices have had and may in the future have a material impact on its revenues and results of operations. Bluegreen has increased the sales prices of its VOIs periodically, including in

September 2016 and from time to time has experienced increases in construction and development costs.  Bluegreen may not be able to increase or maintain the current level of its sales prices, and increased construction costs may have a material adverse impact on its gross margin.  In addition, to the extent that inflation in general or increased prices for VOIs adversely impacts consumer demand, Bluegreen’s results of operations could be adversely impacted.  Furthermore, while increases in real estate construction and development costs may result in increases in real estate sales prices, sales prices may not increase commensurate with the increase in costs or they may decrease, and increased construction costs may have a material adverse impact on gross margin. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on consumer demand and the costs of financing activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BBX Capital’s primary market risk is equity price risk and interest rate risk.

The Company’s real estate assets market risk consists primarily of equity pricing risk and secondarily interest rate risk. The majority of real estate assets are investments in unconsolidated real estate companies, real estate held-for-investment or held-for-sale and loans secured by real estate. The Company’s financial condition and earnings are affected by changes in real estate values in the markets where the real estate or real estate collateral is located and changes in interest rates which affects the affordability of real estate.  As a result, there is exposure to equity pricing and interest rate risk in the real estate market.

The Company’s results of operations are subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar though its ownership of Renin.  Renin’s assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar.  As of December 31, 2016, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

The market price of BBX Capital’s Class A Common Stock and Class B Common Stock are important to the valuation and financing capability of BBX Capital.

The Company, particularly with respect to Bluegreen, is affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company and its subsidiaries are unpredictable.

As of December 31, 2016, Bluegreen had fixed interest rate debt of $346.7 million and floating interest rate debt of $275.2 million.  In addition, Bluegreen’s notes receivable were comprised of $544.5 million of fixed rate notes and $1.6 million of notes bearing floating interest rates.  The floating interest rates are generally based either upon the prevailing prime or LIBOR rates.  For floating rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant.  Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

The Company is subject to interest rate risk on Woodbridge’s junior subordinated debentures.  The interest rates for Woodbridge’s $85.0 million of junior subordinated debentures are variable rates based upon the prevailing 3-month LIBOR rates. For variable rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. If interest rates were to increase one percentage point, the effect on interest expense related to Woodbridge’s variable-rate debt would be an annual increase of approximately $850,000, based on December 31, 2016 balances.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase.  If interest rates increased or decreased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be an annual increase of $2.8 million, based on December 31, 2016 balances.  A similar change in interest rates would affect the total fair value of Bluegreen’s fixed rate debt by an immaterial amount.  This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes.  Further, in the event of a significant change in interest rates, Bluegreen would likely attempt to take actions to mitigate any exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in Bluegreen’s financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BBX CAPITAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms:
Independent Report of Grant Thornton LLP ……………………………….……………………………..…….....	F-2
Independent Report of PricewaterhouseCoopers LLP ……………………………….……………….……………	F-3

Financial Statements:

Consolidated Statements of Financial Condition as of December 31, 2016 and 2015 ……………………….………	F-4

Consolidated Statements of Operations and Comprehensive Income for each of the years
in the three year period ended December 31, 2016 …………………………………………………….………	F-5

Consolidated Statements of Changes in Equity for each of the years in the three year period
ended December 31, 2016 ……………………………………………………………………………...………	F-6

Consolidated Statements of Cash Flows for each of the years in the three year period
ended December 31, 2016 …………………………………………………………………………...…………	F-7

Notes to Consolidated Financial Statements ……………………………………………………………...…………	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital Corporation

We have audited the accompanying consolidated statements of financial condition of BBX Capital Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BBX Capital Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2017 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida

March 14, 2017

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of BBX Capital Corporation

In our opinion, the consolidated statements of operations and comprehensive income, of changes in equity, and of cash flows for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of BBX Capital Corporation (formerly known as BFC Financial Corporation) and its subsidiaries for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

March 16, 2015, except for the change in reportable segments discussed in Note 23 to the consolidated financial statements, as to which the date is March 14, 2017

BBX Capital Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$299,861	198,905
Restricted cash ($21,894 in 2016 and $25,358 in 2015 in variable
interest entities ("VIEs"))	46,456	59,365
Loans held-for-sale	-	21,354
Loans receivable, net	25,521	34,035
Notes receivable, net ($287,111 and $280,841 in VIEs in 2016 and 2015, respectively)	430,480	415,598
Inventory	253,788	220,211
Real estate held-for-sale, net	33,345	46,338
Real estate held-for-investment	12,029	31,290
Investments in unconsolidated real estate joint ventures	43,374	42,962
Property and equipment, net	95,998	90,020
Goodwill	6,731	7,601
Intangible assets, net	68,455	70,188
Other assets	120,030	103,093
Total assets	$1,436,068	1,340,960

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$28,855	25,976
Deferred income	37,015	28,847
Escrow deposits	20,152	24,525
Other liabilities	95,611	81,623
Receivable-backed notes payable - recourse	87,631	89,888
Receivable-backed notes payable - non-recourse, net of unamortized debt issuance
costs of $5,190 and $4,905 in 2016 and 2015, respectively (in VIEs)	327,358	314,024
Notes and mortgage notes payable and other borrowings, net of unamortized debt
issuance costs of $2,892 and $2,011 in 2016 and 2015, respectively	133,790	120,994
Junior subordinated debentures, net of unamortized debt issuance costs
of $1,730 and $1,822 in 2016 and 2015, respectively	152,367	150,485
Deferred income taxes	44,318	8,594
Shares subject to mandatory redemption	13,517	13,098
Total liabilities	940,614	858,054

Commitments and contingencies (See Note 14)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 84,844,439 in 2016 and 73,211,519 in 2015	848	732
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 13,184,789 in 2016 and 11,346,336 in 2015	132	113
Additional paid-in capital	193,347	143,231
Accumulated earnings	259,110	232,134
Accumulated other comprehensive income	1,167	616
Total shareholder equity	454,604	376,826
Noncontrolling interests	40,850	106,080
Total equity	495,454	482,906
Total liabilities and equity	$1,436,068	1,340,960

See Notes to Consolidated Financial Statements

BBX Capital Corporation
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Sales of VOIs	$266,142	259,236	262,334
Fee-based sales commission revenue	201,829	173,659	144,239
Other fee-based services revenue	103,448	97,539	92,089
Trade sales	95,996	84,284	74,083
Interest income	85,437	88,765	86,492
Net gains on sales of assets	6,076	31,092	5,527
Other revenue	5,067	5,632	7,422
Total revenues	763,995	740,207	672,186

Costs and Expenses
Cost of sales of VOIs	27,346	22,884	30,766
Cost of other fee-based services	64,479	60,942	56,941
Cost of trade sales	74,341	62,707	54,682
Interest expense	36,037	40,408	47,402
Recoveries from loan losses, net	(20,508)	(13,457)	(7,155)
Impairments of assets, net	4,656	287	7,015
Litigation settlement	-	36,500	-
Selling, general and administrative expenses	516,757	466,700	421,649
Total costs and expenses	703,108	676,971	611,300

Equity in net earnings (losses) of unconsolidated
real estate joint ventures	13,630	(1,565)	(573)
Foreign exchange gain (loss)	219	(1,038)	(715)
Other income, net	3,300	4,050	4,780
Income before income taxes	78,036	64,683	64,378
(Provision) benefit for income taxes (See Note 13)	(36,379)	76,596	(37,073)
Net income	41,657	141,279	27,305
Less: Net income attributable to noncontrolling interests	13,295	18,805	13,455
Net income attributable to shareholders	$28,362	122,474	13,850

Basic earnings per share	$0.33	1.41	0.16
Diluted earnings per share	$0.32	1.40	0.16
Basic weighted average number of common
shares outstanding	86,902	87,022	84,502
Diluted weighted average number of common and
common equivalent shares outstanding	87,492	87,208	84,761

Cash dividends declared per Class A common share	$0.015	0.00	0.00
Cash dividends declared per Class B common share	$0.015	0.00	0.00

Net income	$41,657	141,279	27,305
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale
net of taxes: $131 provision for 2016,
$(16) benefit for 2015 and $0 for 2014	(33)	(10)	59
Foreign currency translation adjustments	584	353	89
Other comprehensive income, net	551	343	148
Comprehensive income, net of tax	42,208	141,622	27,453
Less: Comprehensive income attributable
to noncontrolling interests	13,295	18,885	13,490
Total comprehensive income attributable to shareholders	$28,913	122,737	13,963

See Notes to Consolidated Financial Statements

BBX Capital Corporation
Consolidated Statements of Changes in Equity
For Each of the Years in the Three Year Period Ended December 31, 2016
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other		Non-
	Outstanding		Stock		Additional		Comprehen-	Total	controlling
	Class		Class		Paid-in	Accumulated	sive	BBX Capital	Interest in	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Subsidiaries	Equity
Balance, December 31, 2013	71,265	7,337	$713	73	142,585	95,810	240	239,421	182,975	422,396
Net income	-	-	-	-	-	13,850	-	13,850	13,455	27,305
Other comprehensive income	-	-	-	-	-	-	113	113	35	148
Subsidiaries' capital transactions	-	-	-	-	500	-	-	500	3,258	3,758
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(5,923)	(5,923)
Conversion of Common Stock from Class B to Class A	474	(474)	4	(4)	-	-	-	-	-	-
Issuance of Common Stock from exercise of options	1,219	212	12	2	573	-	-	587	-	587
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(1,040)	-	(10)	-	(4,079)	-	-	(4,089)	-	(4,089)
Issuance of restricted Class B Common Stock	-	3,093	-	31	(31)	-	-	-	-	-
Share-based compensation	-	-	-	-	2,524	-	-	2,524	-	2,524
Balance, December 31, 2014	73,307	10,168	$733	102	142,058	109,660	353	252,906	193,800	446,706
Net income	-	-	-	-	-	122,474	-	122,474	18,805	141,279
Other comprehensive income	-	-	-	-	-	-	263	263	80	343
Subsidiaries' capital transactions	-	-	-	-	1,904	-	-	1,904	1,039	2,943
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(14,059)	(14,059)
Net effect of tender offer for BCC attributable to non-controlling interest	-	-	-	-	92,763	-	-	92,763	(92,763)	-
Consideration paid in connection with the tender offer for BCC	-	-	-	-	(95,424)	-	-	(95,424)	-	(95,424)
Increase in investment in BCC from share exchange agreements	-	1,218	-	11	811	-	-	822	(822)	-
Repurchase and retirement of Class A Common Stock	(1,549)	-	(15)	-	(4,439)	-	-	(4,454)	-	(4,454)
Conversion of Common Stock from Class B to Class A	40	(40)	-	-	-	-	-	-	-	-
Issuance of Common Stock from exercise of options	25	-	-	-	10	-	-	10	-	10
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Share-based compensation	-	-	-	-	5,562	-	-	5,562	-	5,562
Balance, December 31, 2015	73,212	11,346	$732	113	143,231	232,134	616	376,826	106,080	482,906
Net income	-	-	-	-	-	28,362	-	28,362	13,295	41,657
Other comprehensive income	-	-	-	-	-	-	360	360	-	360
Subsidiaries' capital transactions	-	-	-	-	1,608	-	-	1,608	413	2,021
Increase in investment in BCC from share exchange agreements	-	1,531	-	15	1,101	-	-	1,116	(1,116)	-
Issuance of Class A common stock and consideration paid to acquire BCC noncontrolling interest	12,038	-	121	-	48,366	-	191	48,678	(65,572)	(16,894)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(12,250)	(12,250)
Class A common stock cash dividends	-	-	-	-	-	(1,174)	-	(1,174)	-	(1,174)
Class B common stock cash dividends	-	-	-	-	-	(212)	-	(212)	-	(212)
Repurchase and retirement of Common Stock	(1,880)	(247)	(19)	(2)	(7,299)	-	-	(7,320)	-	(7,320)
Conversion of Common Stock from Class B to Class A	38	(38)	-	-	-	-	-	-	-	-
Issuance of Common Stock from vesting of restricted stock awards	1,389	593	14	6	(20)	-	-	-	-	-
Issuance of Common Stock from exercise of options	48	-	-	-	10	-	-	10	-	10
Share-based compensation	-	-	-	-	6,350	-	-	6,350	-	6,350
Balance, December 31, 2016	84,845	13,185	$848	132	193,347	259,110	1,167	454,604	40,850	495,454

See Notes to Consolidated Financial Statements

BBX Capital Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$41,657	141,279	27,305

Adjustment to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses and asset impairments, net	(14,430)	(13,233)	(1,470)
Provision for notes receivable allowances	44,337	42,063	40,164
Depreciation, amortization and accretion, net	8,089	10,511	9,399
Share-based compensation expense	6,350	5,562	2,524
Share-based compensation expense of subsidiaries	6,099	5,472	3,703
Net gains on sales of real estate, loans held-for-sale,
and properties and equipment	(5,139)	(31,211)	(4,714)
Gain on bargain purchase	-	(254)	(1,237)
Equity in (earnings) losses of unconsolidated real estate
joint ventures	(13,630)	1,565	573
Return on investment in unconsolidated real estate joint ventures	13,267	-	-
Increase (decrease) in deferred income tax	35,704	(84,329)	12,707
Interest accretion on shares subject to mandatory redemption	1,169	1,134	1,102
Decrease (increase) in restricted cash	10,608	(2,094)	10,665
Increase in notes receivable	(59,030)	(34,538)	(9,820)
(Increase) decrease in inventory	(7,794)	(15,685)	19,048
Decrease (increase) in other assets	2,135	(13,514)	(3,217)
Increase (decrease) in other liabilities	22,379	(16,473)	2,405
Net cash provided by (used in) operating activities	$91,771	(3,745)	109,137

			Continued

BBX Capital Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Investing activities:
Return of unconsolidated real estate joint venture investment	3,321	510	273
Investments in unconsolidated real estate joint ventures	(3,370)	(9,687)	(10,074)
Repayment of loans receivable, net	46,454	30,170	42,298
Proceeds from the sale of loans receivable	-	68	9,497
Proceeds from sales of real estate held-for-sale	23,606	72,154	33,240
Proceeds from contribution of real estate to
unconsolidated real estate joint ventures	-	701	4,086
Additions to real estate held-for-investment	(7,615)	(20,032)	(4,242)
Additions to real estate held-for-sale	(561)	(10,667)	-
Purchases of property and equipment	(12,939)	(12,810)	(19,453)
Proceeds from the sale of property and equipment	2,321	372	164
Cash paid for acquisitions, net of cash received	-	(10)	(8,844)
Purchase of BCC noncontrolling interest	(16,894)	(95,424)	-
Increase (decrease) in cash from other investing activities	282	(3,458)	627
Net cash provided by (used in) investing activities	$34,605	(48,113)	47,572

Financing activities:
Repayment of BB&T preferred interest in Florida Asset
Resolution Group, LLC ("FAR")	$-	(12,348)	(56,169)
Repayments of notes, mortgage notes payable and other borrowings	(281,177)	(253,615)	(164,074)
Proceeds from notes, mortgage notes payable and other borrowings	285,682	262,900	137,274
Payments for debt issuance costs	(4,608)	(3,830)	(1,822)
Payments of interest on shares subject to mandatory redemption	(750)	(750)	(750)
Proceeds from the exercise of stock options	10	10	586
Dividends paid on common stock	(856)	-	-
Excess tax benefits from share-based compensation	-	-	2,080
Retirement of Class A and Class B Common Stock	(7,320)	(4,453)	(4,089)
Retirement of subsidiary's common stock	(4,151)	(2,529)	(2,021)
Distributions to noncontrolling interest	(12,250)	(14,059)	(5,923)
Net cash used in financing activities	$(25,420)	(28,674)	(94,908)

Increase (decrease) in cash and cash equivalents	$100,956	(80,532)	61,801
Cash and cash equivalents at beginning of period	198,905	279,437	217,636
Cash and cash equivalents at end of period	$299,861	198,905	279,437

			Continued

BBX Capital Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Supplemental cash flow information:
Interest paid on borrowings	$(32,139)	(35,111)	(41,665)
Income taxes paid	(2,203)	(26,092)	(26,169)
Income tax refunded	2,695	309	86

Supplementary disclosure of non-cash investing and financing activities:
Loans receivable transferred to real estate held-for-sale or
real estate held-for-investment	$4,807	3,215	21,400
Loans held-for-sale transferred to loans receivable	16,078	7,365	-
Loans receivable transferred to loans held-for-sale		-	2,299
Loans receivable increase from sale of real estate held-for-sale	-	10,000	-
Real estate held-for-investment transferred to inventory	15,254	-	-
Real estate held-for-investment transferred to investments
in unconsolidated real estate joint ventures	-	19,448	1,920
Real estate held-for-investment transferred to real
estate held-for-sale	11,582	41,751	28,018
Real estate held-for-sale transferred to property and equipment	6,557	-	-
Increase in real estate held-for-sale from the assumption
of other liabilities	-	-	2,879
Repayment of note payable with restricted time deposit	995	-	-
Issuance of common stock in exchange for BCC Class A
common stock pursuant to share exchange agreement	1,116	822	-
Increase in other assets upon issuance of Community
Development District Bonds	20,743	-	-
Issuance of common stock to acquire BCC noncontrolling interest	48,487	-	-
Net increase in shareholders' equity from the effect of
subsidiaries' capital transactions, net of taxes	1,608	1,904	500
Increase in accumulated other comprehensive
income, net of taxes	551	263	113

See Notes to Consolidated Financial Statements

BBX Capital Corporation

Notes to Consolidated Financial Statements

1.    Basis of Financial Statement Presentation

BBX Capital Corporation (formerly BFC Financial Corporation) and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our,”) is a Florida-based diversified holding company. BBX Capital Corporation as a standalone entity without its subsidiaries is referred to as “BBX Capital”.  The Company’s core investments include Bluegreen Corporation (“Bluegreen”), real estate and middle market companies.  Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. The Company’s real estate investments include the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures. The Company’s investments in middle market operating businesses include Renin Holdings, LLC (“Renin”), a company that manufactures products for the home improvement industry, and the Company’s investments in sugar and confectionary businesses through its wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”).

On December 15, 2016 the Company completed the acquisition of all the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by the Company and on January 30, 2017 the Company changed its name from BFC Financial Corporation to BBX Capital Corporation (see Note 3 - Merger).

Prior to the acquisition of all the outstanding shares of BCC, the Company had an 82% equity interest in BCC and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), the parent company of Bluegreen.  As a result of this acquisition, BCC and Woodbridge are wholly owned by BBX Capital.

Cash Tender Offer for BCC’s Class A Common Stock

On April 30, 2015, the Company completed a cash tender offer pursuant to which it purchased from the shareholders of BCC a total of 4,771,221 shares of BCC’s Class A Common Stock at a purchase price of $20.00 per share, for an aggregate purchase price of approximately $95.4 million.  Prior to the tender offer, the Company owned approximately 51% of the issued and outstanding shares of BCC’s Class A Common Stock and all of the issued and outstanding shares of BCC’s Class B Common Stock.  Collectively, these shares represented an approximately 51% equity interest and 74% voting interest in BCC. The purchase of BCC’s Class A Common Stock in the tender offer increased the Company’s ownership interest to approximately 81% of the issued and outstanding shares of BCC’s Class A Common Stock and collectively the shares of BCC’s Class A Common Stock and Class B Common Stock owned by the Company subsequent to the tender offer represented an approximately 81% equity interest and 90% voting interest in BCC.  As a result of the increase in the Company’s ownership interest in BCC,  the Company files a consolidated group tax return which includes the operations of BCC, Woodbridge and Bluegreen.  See Note 13 for additional information regarding the Company’s income taxes.

Sale of BankAtlantic

BCC’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida.  On July 31, 2012, BCC completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BankAtlantic Sale” or the “BB&T Transaction”).  Prior to the closing of the BB&T Transaction, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).

Prior to the closing of the BB&T Transaction, BankAtlantic contributed approximately $82 million in cash to CAM and certain non-performing commercial loans, commercial real estate and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to BCC. CAM remains a wholly-owned subsidiary of the Company.

BankAtlantic also contributed to FAR certain performing and non-performing loans and real estate that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012.  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to

FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BCC.  At the closing of the BB&T Transaction, BCC transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations. BCC retained the remaining 5% of FAR’s preferred membership interests and all of its common membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR entered into by BCC and BB&T at the closing, BB&T was entitled to hold its 95% preferred interest in the net cash flows of FAR until it recovered $285 million in preference amount plus a priority return of LIBOR + 2.0% per annum on any unpaid preference amount.  On May 6, 2015, BB&T’s preferred interest in FAR was repaid in full and redeemed and FAR is currently a wholly-owned subsidiary of the Company.

2.    Summary of Significant Accounting Policies

The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.

Consolidation Policy - The consolidated financial statements include the accounts of all the Company’s wholly-owned subsidiaries, majority owned subsidiaries and other entities in which the Company and its subsidiaries hold controlling financial interests, or variable interest entities (“VIEs”) if the Company or its consolidated subsidiary is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated among consolidated entities.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; allowance for credit losses; the recovery of the carrying value of real estate inventories; the measuring of assets and liabilities at fair value including business combinations and measuring the  fair value on a non-recurring basis of intangible assets, goodwill, real estate held-for-sale and real estate held-for-investment; the amount of the deferred tax valuation allowance, accounting for uncertain tax positions and the estimate of contingent liabilities related to litigation and other claims and assessments.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions and conditions.

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2016.

Cash and Cash Equivalents - Cash equivalents consist of cash, demand deposits at financial institutions, money market funds and other short-term investments with original maturities of 90 days or less. Management generally invests cash in excess of its immediate operating requirements in short-term time deposits and money market instruments, typically with original maturities at the date of purchase of three months or less.  Management maintains cash and cash equivalents with various financial institutions located throughout the United States, Canada and Aruba in amounts exceeding the $250,000 federally insured limit.  Accordingly, the Company is subject to credit risk.  Periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits are performed to evaluate and attempt to mitigate, if necessary, credit risk.

Restricted Cash – Restricted cash consists primarily of customer deposits held in escrow accounts and cash collected on pledged/secured notes receivable not yet remitted to lenders.

Revenue Recognition – Revenue is recorded for the sale of vacation ownership interests (“VOIs”), net of a provision for credit losses, in accordance with timeshare accounting guidance.  In accordance with the requirements of Accounting Standards Codification 970, Real Estate (“ASC 970”), Bluegreen recognizes revenue on VOI sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and Bluegreen has completed substantially all of its obligations with respect to any development related to the real estate sold.

Bluegreen believes that it uses a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold.  Bluegreen’s policies regarding the estimation of credit losses on its notes receivable are discussed in further detail in Note 6 - “Notes Receivable” below.

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

(1)

In connection with Bluegreen’s management property owners’ associations, Bluegreen acts as agent for the property owners’ association to operate the resort as provided under the management agreements.  In certain cases, the personnel at the resorts are Bluegreen employees.  The property owners’ association bears the costs of such personnel and generally pay Bluegreen in advance of, or simultaneously with, the payment of payroll.  In accordance with the accounting guidance for reporting revenues gross versus net, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

Bluegreen’s cost of other fee-based services consists of the costs associated with the various activities described above, as well as developer subsidies and maintenance fees on Bluegreen’s unsold VOIs.

Revenue is recognized from the sales of real estate held-for-sale and the transfer of real estate to joint ventures when the sales are closed and title passes to the buyer, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the buyer’s receivable, if applicable, is not subject to future subordination and the Company does not have substantial continuing involvement with the property.

Revenues are recognized on trade sales when products are shipped and the customer takes ownership and assumes the risk of loss.

Revenues from interest income are recognized on accruing loans when management determines that it is probable that all of the principal and interest will be collected in accordance with the loan’s contractual terms.  Interest income is recognized on non-accrual loans on a cash basis.

Revenues from real estate operations are generally rental income from properties under operating leases. Rental income is recognized as rents become due and rental payments received in advance are deferred until earned.

Loans Receivable - Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any discounts and allowance for loan losses.  Loans that management has the intent to sell are classified as loans held-for-sale and are reported at the lower of aggregate cost or estimated fair value.  Discounts on loans held-for-sale are deferred until the related loan is sold and included in gains and losses upon sale.  Loans are classified as loans held-for-sale when management decides to sell loans that were not originated or purchased for sale. Transfers of loans between classifications are recorded at the lower of aggregate cost or estimated fair value at the transfer date.

An allowance for loan losses is recorded to reflect management’s reasonable estimate of probable credit losses inherent in the loan portfolio based on its evaluation of credit risk as of period end.  Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.

Management segregates loans into segments with certain common characteristics so as to form a basis for estimating losses as it relates to the segment. The loan portfolio has the following loan segments: residential, consumer, commercial non-real estate, commercial real estate, and small business loans.  Impaired loans are measured based on the fair value of the collateral less costs to sell.  Consumer and residential loans past due 120 days or more are evaluated individually for impairment and measured based on the lower of the estimated fair value of the loan’s collateral less cost to sell or the carrying value of the loan.

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

Trade Receivables – Trade receivables are recorded at the invoiced amount and do not bear interest.  The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers' financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all standard means of collection have been exhausted and the potential for recovery is considered remote. Trade receivables are included in other assets in the Company’s Consolidated Statements of Financial Condition.

Inventory - The Company’s inventory is primarily comprised of completed VOIs, VOIs under construction, land held for future VOI development and land held for development.  VOI completed inventory is carried at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell.  VOI inventory and cost of sales are accounted for under timeshare accounting rules, which require the use of a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales.  Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage - the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, inventory is not relieved for VOI cost of sales related to anticipated credit losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

The Company also periodically evaluates the recoverability of the carrying amount of its land held for future vacation ownership development and land held for development under the accounting guidelines for Property, Plant and Equipment, which provides guidance relating to the accounting for the impairment or disposal of long-lived assets.

The inventories of Renin and BBX Sweet Holdings are included in other assets in the Company’s Consolidated Statements of Financial Condition. These inventories are measured at the lower of cost or market.  Cost includes all costs of conversions, including materials, direct labor, production overhead, depreciation of equipment and shipping cost. Raw materials are stated at the lower of approximate cost, on a first-in, first-out basis, and market determined by reference to replacement cost. Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials.  Finished goods and work in progress are stated at the lower of cost or market determined on a first-in, first-out basis for Renin’s finished goods inventory and on an average cost basis for BBX Sweet Holdings’ finished goods inventory.  Shipping and handling fees billed to the customers were recorded as trade sales and shipping and handling fees paid by Renin and BBX Sweet Holdings were recorded as selling, general, and administrative expenses.  Included in the Company’s Consolidated Statements of Operations and Comprehensive Income as selling, general, and administrative expenses for the years ended December 31, 2016, 2015 and 2014 were $6.0 million, $5.5 million and $5.5 million, respectively, of costs associated with shipping goods to customers.

In valuing inventory, the Company makes assumptions regarding the write-downs required for excess and obsolete inventory based on judgments and estimates formulated from available information. Estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration and write-downs are recorded where appropriate.

Real Estate Held-for-Investment and Real Estate Held-for-Sale – From time to time, the Company takes possession or ownership of real estate through foreclosure of the underlying loan collateral or through the purchase of the real estate from third parties.  Real estate acquired through foreclosure is measured at the fair value of the collateral and classified as either real estate held-for-sale or real estate held-for-investment.  When real estate is classified as held-for-sale, it is initially recorded at fair value less estimated selling costs (cost basis) and subsequently measured at the lower of cost or estimated fair value.  When real estate is classified as held-for-investment, it is recorded at fair value and in subsequent periods depreciated over its useful life using the straight line method, if applicable.  Impairments required at the time of foreclosure are charged to the allowance for loan losses. Expenditures for capital improvements are generally capitalized. Valuation allowance adjustments are made to reflect any subsequent declines in fair values.  The costs of holding real estate are charged to real estate operating expenses as incurred. Changes in the real estate valuation allowance are recorded as asset (recoveries) impairments in the Company’s Consolidated Statement of Operations and Comprehensive Income.

Investments in Unconsolidated Real Estate Joint Ventures - The Company follows the equity method of accounting to record its interests in entities in which it does not own the majority of the voting stock or otherwise hold a controlling financial interest and to record its investment in variable interest entities in which it is not the primary beneficiary. Under the equity method, an investment is shown on the Statement of Financial Condition of an investor as a single amount and an investor’s share of earnings or losses from its investment is shown in the Statement of Operations as a single amount.  The investment is initially measured at cost and adjusted for the investor’s share of the earnings or losses of the investee as well as dividends received from the investee.  The investor recognizes its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend.

The Company recognizes earnings or losses on certain equity method investments based on the hypothetical liquidation at book value (“HLBV”) method.  Under the HLBV method, earnings or losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date.  The HLBV method is used to calculate earnings or losses for equity method investments when the contractual cash disbursements are different than the investors’ equity interest.

Interest expense is capitalized by the Company on investments, advances or loans to real estate equity method companies that began qualifying activities. Total capitalized interest expense cannot exceed interest expense incurred.  Interest expense capitalization ceases when the investee completes its qualifying activities.

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

Property and Equipment - Land is carried at cost.  Properties and equipment are carried at cost less accumulated depreciation.  Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and building improvements, from 3 to 14 years for office equipment, furniture and fixtures, 5 years for transportation and equipment and from 3 to 14 years for leasehold improvements.  The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets.

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

Intangible assets consist primarily of indefinite lived management contracts recognized upon the consolidation of Bluegreen during November 2009. The remaining balance in intangible assets consisted of trade names, customer relationships, non-competition agreements and lease premiums that were initially recorded at fair value at the acquisition date of a business and are amortized on a straight-line basis over their respective estimated useful lives.

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

Advertising –The Company expenses advertising costs, which are primarily marketing costs, as incurred. Advertising expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. Bluegreen has entered into marketing arrangements with various third parties. For the year ended December 31, 2016, sales of VOIs to prospects and leads generated by one marketing arrangement accounted for over 16% of VOI sales volume.  There can be no guarantee that Bluegreen will be able to maintain this agreement in accordance with its terms or extend or renew these agreements on similar terms, or at all.

Income Taxes – The Company and its subsidiaries in which its owns 80% or more of the subsidiary’s outstanding equity file a consolidated U.S. Federal and Florida income tax return.  Other than Florida, the Company and its subsidiaries file separate state income tax returns for each jurisdiction.  Subsidiaries in which the Company owns less than 80% of the outstanding equity are not included in the Company’s consolidated U.S. Federal or Florida state income tax return.  For years prior to December 31, 2015, BCC and Bluegreen filed separate tax returns with the Internal Revenue Service as the Company owned less than 80% of the outstanding equity of these subsidiaries.  Since the increase in the Company’s ownership interest in BCC due to the purchase of additional shares of BCCs Class A Common Stock in the above-described cash tender offer, the Company files a consolidated group tax return which includes the operations of BCC, Woodbridge and Bluegreen for the years ended December 31, 2016 and 2015. See Note 13 for additional information regarding income taxes.

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

Noncontrolling Interests  – Noncontrolling interests reflect third parties’ ownership interests in entities that are consolidated in the Company’s financial statements, but less than 100% owned by the Company. GAAP require that a noncontrolling interest be recognized as equity in the consolidated financial statements and itemized separately from the parent’s equity. In accordance with applicable guidance, a change in the ownership interest in a subsidiary is accounted for as an equity transaction if the parent retains its controlling financial interest in the subsidiary.

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

Stock-Based Compensation – Compensation expense for stock options and non-vested restricted common stock awards is based on the fair value of the award on the measurement date, which is generally the grant date. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years for non-vested restricted common stock awards and five years for stock options. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The fair value of non-vested restricted common stock awards is generally the market price of the Company’s common stock on the grant date.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” as amended by ASU 2015-15, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  However, ASU 2015-03 also permits presentation of debt issuance costs on line-of-credit arrangements as assets. This standard became effective for the Company on January 1, 2016.  The Company’s adoption of ASU 2015-03 is reflected in the accompanying balance sheets as of December 31, 2016 and 2015 and in the tables included in Note 13.  As further reflected in the table below, as a result of the adoption of ASU 2015-03, the Company has reclassified certain unamortized debt issuance costs as a direct deduction from the carrying value of the associated debt liability reported in the Company’s Consolidated Balance Sheet as of December 31, 2015 contained in the 2015 Annual Report (in thousands):

	As presented
	in the 2015
	Annual
	Report		As adjusted
	December 31,		December 31,
	2015	Reclassification	2015
Other assets (1)	$111,113	$(8,738)	$102,375
Receivable backed notes payable - non-recourse (VIE)	318,929	(4,905)	314,024
Lines of credit and notes payable	123,005	(2,011)	120,994
Junior subordinated debentures	152,307	(1,822)	150,485

(1)	The Company reclassified $0.7 million of inventory to other assets at December 31, 2015 to conform to the revised financial statement presentation for 2016.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have not been adopted as of December 31, 2016:

Accounting Standards Update (ASU) No. 2014-09 –  Revenue Recognition (Topic 606): In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including identifying performance obligations and other technical corrections and minor improvements affecting a variety of topics and required disclosures in the new standard.  The standard can be adopted using either the full retrospective or the modified retrospective method.  The Company is evaluating the available adoption methods.   The standard is effective for annual and interim reporting periods beginning after December 15, 2017. The Company anticipates adopting this standard on January 1, 2018.

The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to the consolidated financial statements and related disclosures on a disaggregated basis and evaluating differences in the Company’s current accounting policies and the new standard.

The Company believes that the new standard will have an impact on the timing of revenue recognition associated with the Company’s real estate.  Specifically, the Company believes the new standard will impact the timing of revenue recognition for contingent profits on real estate sales and on the contribution of real estate to joint ventures in which the Company has an equity interest in the joint venture.

The Company believes that the new standard will not materially affect trade sales revenue recognition.

The Company expects the recognition of its Fee-based sales commission revenue to remain substantially unchanged. However, the Company is continuing its assessment on the accounting for Sales of VOIs, collectibility of Sales of VOIs, Other fee-based services revenue and the presentation of certain revenues on a gross basis based on pending industry guidance anticipated to be issued in 2017. The AICPA’s Financial Reporting Executive Committee ("FINREC") is in the process of reviewing and issuing guidance related to the implementation of ASU 2014-09. Final revenue recognition clarifications are expected to be included in a new revenue recognition guide that the AICPA is developing. The Company anticipates using this guide and the timeshare industry specific guidance in making its assessment after the guide is issued.

Accounting Standards Update (ASU) No. 2016-02 – Leases (Topic 842).  This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases. The liability will be equal to the present value of lease payments. The asset will generally be based on the liability. For income statement purposes operating leases will result in straight-line expense and finance leases will result in expenses similar to current capital leases. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates adopting this standard on January 1, 2019. The Company expects that the implementation of this new standard will have an impact on its consolidated financial statements and related disclosures as the Company has aggregate future minimum lease payments of $61.0 million at December 31, 2016 under its current non-cancelable lease agreements with various expirations dates between 2017 and 2026. The Company anticipates recognition of additional assets and corresponding liabilities related to these leases on its consolidated statement of financial condition.

Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.  This update requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. The update introduces an approach based on expected credit losses to estimate credit losses and expands the disclosure requirements regarding a company’s assumptions, models, and methods for estimating the allowance for credit losses. Further, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.  This ASU eliminates the second step of the goodwill impairment test under current guidance.  The annual or interim goodwill impairment is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge is recognized for the amount in which the carrying amount exceeds the fair value of the reporting unit.  The guidance will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  This ASU should be adopted on a prospective basis.  The Company believes that the adoption of this ASU will not have a material impact on Company’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2017-01, Business Combinations - Clarifying the Definition of a Business. This ASU affects the determination of whether a company has acquired or sold a business. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those periods.  Early adoption is permitted. The Company believes that the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230). This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash.  The amount of restricted cash should be included with cash and cash equivalents when reconciling the beginning of the period and the end of period cash as shown on the statement of cash flows.  The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The ASU should be applied using the retrospective transition method to each period presented.  The Company believes that the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. Accounting Standards Updated (ASU) No. 2016-18, Statement of Cash Flows (Topic 230) - This ASU presents guidance on the classification of certain cash receipts and payments with the objective of reducing the existing diversity in current practice. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted in any interim or annual period.  The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2016-09 – Compensation – Stock Compensation (Topic 718). The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Changes introduced by this relates to the timing of when unrecognized tax benefits are recognized, minimum statutory withholding requirements, and forfeitures, The implementation of this ASU on January 1, 2017 resulted in a cumulative effect adjustment to accumulated earnings of $3.1 million associated with excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2016-07 – Investments – Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting. This update addresses the use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this update eliminate the requirement to retroactively adopt the equity method of accounting. This ASU was effective as of January 1, 2017.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

Accounting Standards Update (ASU) No. 2015-11 –– Inventory (Topic 330) – Simplifying the Measurement of Inventory. This update requires that an entity measure inventory at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update is intended to more clearly articulate the requirements for the measurement and disclosure of inventory and not to change current practices.  The update is effective for annual and interim reporting periods beginning after December 15, 2016.  This ASU was effective as of January 1, 2017.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The guidance requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United States auditing standards.  This ASU was effective as of December 31, 2016.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

3.    Merger

On December 15, 2016 the Company acquired all of the outstanding shares of BCC not previously owned by the Company. Pursuant to the terms of the Agreement and Plan of Merger, dated as of July 27, 2016, as amended on October 20, 2016, between BBX Capital, a wholly-owned subsidiary of BBX Capital (“Merger Sub”), and BCC (the “Merger Agreement”), BCC merged with and into Merger Sub and BCC is now a wholly owned subsidiary of BBX Capital Corporation.

Pursuant to the terms of the Merger Agreement, each share of BCC’s Class A Common Stock outstanding immediately prior to December 15, 2016 (other than shares held by the Company and shares as to which appraisal rights were exercised in accordance with Florida law) was converted into the right to receive, at the election of the holder thereof, either (i) $20.00 in cash, without interest (the “Cash Consideration”), or (ii) 5.4 shares of the Company’s Class A Common Stock (the “Stock Consideration” and, collectively with the Cash Consideration, the “Merger Consideration”). Shares of BCC’s Class A Common Stock which were converted into the right to receive Merger Consideration but as to which no election was made were converted into the right to receive Cash Consideration. Based on the foregoing, the Company paid to BCC’s shareholders a total of approximately $16.9 million of Cash Consideration and issued to BCC’s shareholders a total of approximately 12.0 million shares of the Company’s Class A Common Stock as Stock Consideration.

The merger was accounted for as an equity transaction as the Company increased its ownership interest in BCC and retained its controlling financial interest.  The Company held an approximately 82% equity interest in BCC prior to the Merger and, as a result of the Merger, the Company owns 100% of BCC.  Accounting for the merger as an equity transaction resulted in no gain or loss being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income and the difference between the consideration paid and the amount of noncontrolling interest was recognized in additional paid-in capital.

Pursuant to the terms of the Merger Agreement, effective upon consummation of the Merger on December 15, 2016,  the Company adopted and assumed BCC’s 2014 Stock Incentive Plan, as amended, and BCC’s 2005 Restricted Stock and Option Plan, as amended (collectively, the “BCC Capital Equity Plans”). Options and restricted stock awards granted under the BCC Equity Plans and outstanding at December 15, 2016, including those held by the Company’s executive officers, other employees, and directors, were converted into BBX Capital’s options or restricted stock awards, as the case may be. Specifically, each option to acquire shares of BCC’s Class A Common Stock that was outstanding at December 15, 2016 was converted into an option to acquire shares of BBX Capital’s Class A Common Stock upon the same terms and conditions as in effect at December 15,  2016, except that the number of shares which may be acquired upon exercise of the option now equals the number of shares subject to the option at December 15, 2016 multiplied by the Merger exchange ratio of 5.4 shares of BBX Capital’s Class A Common Stock for each share of BCC’s Class A Common Stock and the exercise price of the option now equals the exercise price at December 15, 2016 of the Merger divided by 5.4. In addition, each share of BCC’s Class A Common Stock subject to a restricted stock award outstanding at December 15, 2016 was converted pursuant to the terms of the Merger Agreement into a restricted share of BBX Capital’s Class A Common Stock, which restricted shares are subject to the same terms and conditions as in effect at December 15, 2016, except that the number of restricted shares subject to the award has been multiplied by the Merger exchange ratio of 5.4 shares of BBX Capital’s Class A Common Stock for each share of BCC’s Class A Common Stock.  Based on the foregoing, 5,090,354 restricted shares of BBX Capital’s Class A Common Stock awards were issued in exchange for 942,657 restricted shares of BCC’s Class A Common Stock awards outstanding as of December 15, 2016.

4.    Consolidated Variable Interest Entities

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of December 31, 2016, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a variable interest entity.  Bluegreen’s analysis includes a review of both quantitative and qualitative factors.  Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and bases its qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements.  Bluegreen also uses its qualitative analysis to determine if Bluegreen must consolidate a variable interest entity as the primary beneficiary.  In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is the primary beneficiary and, therefore, Bluegreen consolidates the entities into its financial statements.  As previously described, the Company consolidates Bluegreen and its consolidated subsidiaries and VIEs into its consolidated financial statements.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during 2016, 2015 and 2014 were $6.5 million, $3.3 million and $4.9 million, respectively.  Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s Consolidated Statements of Financial Condition is set forth below (in thousands):

	December 31,
	2016	2015
Restricted cash	$21,894	25,358
Securitized notes receivable, net	287,111	280,841
Receivable backed notes payable - non-recourse	327,358	314,024

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

JRG/BBX Development, LLC (“North Flagler”)

In October 2013, the Company entered into the North Flagler joint venture with JRG USA, and in connection with the formation of the joint venture JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre real estate parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida.  The Company was entitled to receive 80% of any joint venture distributions until it received the return of its capital investment and 70% of any joint venture distributions thereafter. The Company was the managing member and had control of all aspects of the operations of the joint venture.

The Company analyzed North Flagler’s operating agreement and determined that it was the primary beneficiary of the joint venture and therefore should consolidate North Flagler in its financial statements. This conclusion was based primarily on the determination that the Company absorbed 80% of the losses, was entitled to 70% of the profits and controls all aspects of North Flagler’s operations.

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

5.    Loans Held-for-Sale and Loans Receivable

Loans held-for-sale and loans receivable portfolios consisted of the following components (in thousands):

	December 31,
	2016	2015

Loans held-for-sale	$-	21,354

Commercial non-real estate	$1,169	11,250
Commercial real estate	5,880	16,294
Small business	2,506	4,054
Consumer	1,799	2,368
Residential	14,167	69
Loans receivable, net	$25,521	34,035

The underlying collateral for the real estate loan portfolio, except residential loans, was located primarily in Florida at December 31, 2016 and 2015.  28%,  26% and 14% of the residential loan portfolio underlying collateral as of December 31, 2016 was located in California, New York and Florida, respectively.

As of December 31, 2016, foreclosure proceedings were in process on $9.5 million of residential loans and $66,700 of consumer loans.

The total discount on loans receivable was $3.3 million as of December 31, 2016 and 2015, respectively.

Loans held-for-sale are reported at the lower of cost or fair value measured on an aggregate basis. As of December 31, 2015 the lower of cost or fair value adjustment on loans held-for-sale was $1.6 million.  The Company transfers loans from held-for-sale to loans receivable when, based on the current economic environment and related market conditions, it has the intent to hold those loans for the foreseeable future. As of June 30, 2016, based on then current market conditions and an evaluation of the residential loan portfolio, the Company transferred residential loans held-for-sale with aggregate unpaid principal balances, net of charge-offs, of $17.3 million from loans held-for-sale to loans receivable. The lower of cost or fair value of the residential loans on the transfer date was $16.1 million. Any difference between the lower of cost or fair value of the loan and the unpaid principal balance net of charge-offs was recognized as a discount.

In June 2015, small business, residential and second-lien consumer loans were transferred from loans held-for-sale to loans held-for-investment based on the Company’s decision to hold these loans for the foreseeable future as a result of appreciating real estate values and improving economic conditions generally. As a consequence, $2.4 million,  $70,000 and $4.9 million of second-lien consumer, residential and small business loans, respectively, were transferred from loans held-for-sale to loans receivable measured at the lower of cost or fair value on the transfer date. Any difference between the carrying amount of the loan and its outstanding principal balance was recognized as a discount.

In July 2014, BBX Capital received net proceeds from the sales of its first-lien consumer loan portfolio and certain residential loans of approximately $3.2 million and $6.3 million, respectively.  Included in net gains on the sales of assets for the year ended December 31, 2014 was a $0.6 million gain from the sale of these loans.

The loan portfolio is segregated into five segments: commercial non-real estate loans, commercial real estate loans, small business loans, consumer loans, and residential loans described below:

Commercial non-real estate -  represents loans secured by general corporate assets of the borrowers’ business and at December 31, 2015 one $10.0 million unsecured loan made in connection with the sale of land to a developer.

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

Credit Quality Information

The Company assesses loan credit quality by monitoring delinquencies and current loan to value ratios.

The recorded investment (unpaid principal balance less charge-offs and discounts)  in non-accrual loans receivable was as follows (in thousands):

	December 31,
Loan Class	2016	2015
Commercial non-real estate	$1,169	1,250
Commercial real estate	5,880	9,639
Small business	2,506	4,054
Consumer	1,701	2,368
Residential	12,762	69
Total nonaccrual loans	$24,018	17,380

An age analysis of the past due recorded investment in loans receivable as of December 31, 2016 and 2015 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2016	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	839	1,169
Commercial real estate	-	-	3,986	3,986	1,894	5,880
Small business	-	-	-	-	2,506	2,506
Consumer	23	-	467	490	1,309	1,799
Residential	609	231	9,541	10,381	3,786	14,167
Total	$632	231	14,324	15,187	10,334	25,521

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	329	329	10,921	11,250
Commercial real estate	-	-	3,986	3,986	12,308	16,294
Small business:	-	205	-	205	3,849	4,054
Consumer	316	138	562	1,016	1,352	2,368
Residential	-	24	42	66	3	69
Total	$316	367	4,919	5,602	28,433	34,035

1)	There were no loans that were 90 days or more past due and still accruing interest as of December 31, 2016 or 2015.

The activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Allowance for Loan Losses:
Beginning balance	$-	977	2,713
Charge-offs:	(156)	(1,037)	(7,189)
Recoveries :	20,664	13,517	12,608
Provision :	(20,508)	(13,457)	(7,155)
Ending balance	$-	-	977
Ending balance individually evaluated for impairment	-	-	-
Ending balance collectively evaluated for impairment	$-	-	977
Total	-	-	977
Loans receivable:
Ending balance individually evaluated for impairment	$21,363	12,849	17,045
Ending balance collectively evaluated for impairment	4,158	21,186	10,776
Total	25,521	34,035	27,821
Proceeds from loan sales	$-	68	9,497
Transfer to loans held-for-sale	$-	-	2,299
Transfer from loans held-for-sale	$16,078	7,365	-

Impaired Loans

Loans are considered impaired when, based on current information and events, management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated for commercial and small business loans based on payment history, financial strength of the borrower or guarantors and cash flow associated with the collateral or business. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans are recognized on a cash basis as interest income. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Individually impaired loans as of December 31, 2016 and 2015 were as follows (in thousands):

	As of December 31, 2016			As of December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	-	-	-
Total with no allowance recorded	24,188	39,901	-	17,380	30,212	-
Total	$24,188	39,901	-	17,380	30,212	-

Average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	For the Years Ended
	December 31, 2016		December 31, 2015
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	-	-
Total with no allowance recorded	24,573	657	22,186	1,299
Total	$24,573	657	22,186	1,299

Individually impaired loans and the average recorded investment and interest income recognized on impaired loans as of December 31, 2014 were as follows (in thousands):

				For the Year Ended
	As of December 31, 2014			December 31, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income

Total with allowance recorded	$735	1,664	735	837	7
Total with no allowance recorded	17,361	35,812	-	23,161	1,111
Total	$18,096	37,476	735	23,998	1,118

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

There were no commitments to lend additional funds on impaired loans as of December 31, 2016.

6.    Notes Receivable

The table below provides information relating to Bluegreen’s notes receivable and related allowance for credit losses as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Notes receivable :
VOI notes receivable - non-securitized	$175,123	166,040
VOI notes receivable - securitized	369,259	357,845
Other notes receivable (1)	1,688	2,427
Gross notes receivable	546,070	526,312
Allowance for credit losses	(115,590)	(110,714)
Notes receivable, net	$430,480	415,598
Allowance as a % of gross notes receivable	21%	21%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate on Bluegreen’s notes receivable was 15.7%,  15.9% and 16.0% at December 31, 2016, 2015 and 2014, respectively.  Bluegreen’s notes receivable bear interest at fixed rates.  Bluegreen’s VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee and Wisconsin.

Future principal payments due on Bluegreen’s notes receivable (including notes receivable secured by homesites) during each of the five years subsequent to December 31, 2016 and thereafter are set forth below (in thousands):

December 31, 2016
2017	$72,371
2018	61,717
2019	56,748
2020	58,153
2021	60,522
Thereafter	236,559
$546,070

Credit Quality for Financed Receivables and the Allowance for Credit Losses

Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables.  In estimating future credit losses, Bluegreen’s management does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO® scores of the borrowers at the time of origination.

The activity in Bluegreen’s allowance for loan losses (including with respect to notes receivable secured by homesites) was as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$110,714	102,566	90,592
Provision for credit losses	44,337	42,062	40,164
Write-offs of uncollectible receivables	(39,461)	(33,914)	(28,190)
Balance, end of period	$115,590	110,714	102,566

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Current	$521,536	501,738
31-60 days	6,378	6,889
61-90 days	5,082	4,869
> 90 days (1)	11,386	10,389
Total	$544,382	523,885

(1)

Includes $5.3 million and $5.2 million as of December 31, 2016 and 2015, respectively, related to VOI notes receivable that, as of such date, had defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit losses.

7.     Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2016	2015
Completed VOI units	$163,581	166,781
Construction-in-progress	13,396	10,455
Real estate held for future VOI development	98,453	90,400
Land held for development	15,254	-
Purchase accounting adjustment	(36,896)	(47,425)
Total Inventory	$253,788	220,211

Inventory is primarily comprised of completed VOIs, VOIs under construction, land held for future VOI development and land held for single-family lot development.  The Company reviews real estate held for VOI development and land held for development for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  No impairment charges were recorded with respect to inventory during the years ended December 31, 2016, 2015 and 2014.

In September 2016, Bluegreen increased the selling price of its VOIs by 5%.  As a result of this pricing change, Bluegreen’s management also increased its estimate of total gross margin generated on the sale of its VOI inventory.  Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings.  Accordingly, during 2016, Bluegreen recognized a benefit to cost of VOIs sold of $5.6 million.

Interest capitalized to VOI inventory was $0.4 million and $0.7 million during 2016 and 2015, respectively. The interest expense reflected in the Company’s Consolidated Statements of Operations and Comprehensive Income is net of capitalized interest.

In addition, included in “other assets” in the Company’s Consolidated Statements of Financial Condition as of December 31, 2016 and 2015 was inventory manufactured by Renin and BBX Sweet Holdings consisting of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$5,059	5,822
Paper goods and packaging materials	2,090	4,504
Finished goods	7,577	6,021
Total	$14,726	16,347

Manufactured inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first out method.  In valuing inventory, the Company makes assumptions regarding the write-downs required for excess and obsolete inventory based on judgments and estimates formulated from available information. The Company estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration and is written down where appropriate. Included in costs of goods sold were $4.7 million, $1.7 million and $0.2 of inventory write-downs for the years ended December 31, 2016, 2015 and 2014, respectively.

8.    Real Estate Held-For-Investment and Real Estate Held-For-Sale

Real estate held-for-investment and real estate held-for-sale consists of property acquired primarily through foreclosures, settlements, or deeds in lieu of foreclosure. Upon acquisition real estate is classified as real estate held-for-sale or real estate held-for investment.  Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year. When the property does not meet the real estate held-for-sale criteria, the real estate is classified as held-for-investment.

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	December 31,
	2016	2015
Real estate held-for-sale
Land	$28,701	25,994
Rental properties	1,748	17,162
Residential single-family	2,896	2,924
Other	-	258
Total real estate held-for-sale	$33,345	46,338

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	December 31,
	2016	2015
Real estate held-for-investment
Land	$11,149	30,369
Other	880	921
Total real estate held-for-investment	$12,029	31,290

The amount of interest capitalized to land held-for-investment associated with real estate development for the years ended December 31, 2016 and 2015 were $0 and $706,000 respectively.

The following tables present the activity in real estate held-for-sale and held-for-investment for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016		2015
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$46,338	31,290	41,733	76,552
Acquired through foreclosure	4,807	-	3,215	-
Transfers	11,582	(11,582)	41,751	(41,751)
Purchases	-	-	10,667	-
Transfers to inventory	-	(15,254)	-	-
Transfers to property and equipment	(6,557)	-	-	-
Improvements	561	7,615	3,261	16,771
Accumulated depreciation	-	(40)	-	(468)
Sales	(19,823)	-	(51,040)	-
Property contributed to joint ventures	-	-	-	(19,448)
Impairments, net	(3,563)	-	(3,249)	(366)
End of period, net	$33,345	12,029	46,338	31,290

	For the Year Ended December 31, 2014
	Real Estate
	Held-for-Sale	Held-for-Investment
Beginning of period, net	$33,971	107,336
Acquired through foreclosure	5,300	16,100
Transfers	28,018	(28,018)
Purchases	2,313	1,977
Improvements	-	3,824
Accumulated depreciation	-	(462)
Sales	(26,973)	(16,200)
Impairments, net	(896)	(8,005)
End of period, net	$41,733	76,552

The following table presents the real estate held-for-sale valuation allowance activity for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Beginning of period	$4,400	2,940	4,818
Transfer to held-for-investment	-	(93)	-
Impairments, net (1)	3,563	3,089	896
Sales	(2,723)	(1,536)	(2,774)
End of period	$5,240	4,400	2,940

(1)  Tax certificate impairments are not included.

Net real estate income (loss) included in the Consolidated Statements of Operations and Comprehensive Income were as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Real estate acquired in settlement of
loans and tax certificates:
Income from real estate operations	$2,589	3,887	5,516
Real estate operating expenses	(2,903)	(4,773)	(6,296)
Impairment of real estate	(3,563)	(3,615)	(8,901)
Net gains on the sales of real estate	5,487	31,114	4,677
Net real estate income (losses)	$1,610	26,613	(5,004)

0

9.     Investments in Unconsolidated Real Estate Joint Ventures

As of December 31, 2016, the Company had equity interests in 13 unconsolidated real estate joint ventures that develop single-family master planned communities, multifamily apartment facilities and retail centers.  Investments in unconsolidated real estate joint ventures are unconsolidated variable interest entities.  See Note 4 for information regarding the Company’s investments in consolidated variable interest entities.

The Company had the following investments in unconsolidated real estate joint ventures (in thousands):

	December 31,		BBX Capital
Investment in unconsolidated real estate joint ventures	2016	2015	% Ownership
Altis at Kendall Square, LLC	$154	764	20.24%
Altis at Lakeline - Austin Investors LLC	5,165	5,210	33.74
New Urban/BBX Development, LLC	907	864	50.00
Sunrise and Bayview Partners, LLC	1,574	1,577	50.00
Hialeah Communities, LLC	2,641	4,569	57.00
PGA Design Center Holdings, LLC	1,904	1,911	40.00
CCB Miramar, LLC	875	875	35.00
Centra Falls, LLC	595	727	7.14
The Addison on Millenia Investment, LLC	5,935	5,778	48.00
BBX/S Millenia Blvd Investments, LLC	5,095	4,905	90.00
Altis at Bonterra - Hialeah, LLC	17,626	15,782	95.00
Altis at Shingle Creek Manager, LLC	332	-	2.50
Centra Falls II, LLC	571	-	7.14
Investments in unconsolidated real estate joint ventures	$43,374	42,962

The Company analyzed the respective operating agreements governing its investments in unconsolidated real estate joint ventures and determined that it is not the primary beneficiary and therefore the investments in the real estate joint ventures are accounted for under the equity method of accounting.  The conclusions were based primarily on the determination that the Company does not have the power to direct activities of the joint ventures that most significantly affect the joint venture’s economic performance as the Company only has limited protective rights under the operating agreements, is not the manager of the joint ventures and does not have day-to-day decision making authority.   Additionally, in the majority of the joint ventures the managing member guarantees the indebtedness of the joint venture and in certain joint ventures the managing member is responsible for construction cost overruns.  The Company’s maximum loss exposure in unconsolidated real estate joint ventures was $49.0 million as of December 31, 2016.

In certain joint ventures the Company transferred land to the joint venture as an initial capital contribution resulting in deferred gains and joint venture basis adjustments.  The Company accounted for the contribution of land to the joint ventures on the cost recovery method.  Included in other liabilities in the Company’s Consolidated Statements of Financial Condition as of December 31, 2016 and 2015 was $0.9 million and $3.2 million, respectively, of deferred gains.  During the year ended December 31, 2016, the Company recognized $2.3 million of deferred gains upon sales by joint ventures of single-family homes and a multifamily apartment facility.

Differences between the net investments in unconsolidated real estate joint ventures and the underlying equity in the net assets of the joint ventures result from basis adjustments and the capitalization of interest.

The aggregate amount of interest capitalized associated with land development activities of the real estate joint ventures was $0.9 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively.  There was no interest capitalized during the year ended December 31, 2014.

The aggregate amount of real estate joint venture basis adjustments was $7.6 million and $9.3 million as of December 31, 2016 and 2015, respectively.  Included in the Company’s Consolidated Statement of Operations and Comprehensive Income was $1.5 million of equity earnings associated with basis adjustments from joint ventures arising from sales by joint ventures of single-family homes. There were no real estate joint venture basis adjustments in equity earnings for the years ended December 31, 2015 or 2014.

The equity earnings of unconsolidated real estate joint ventures was $13.6 million for the year ended December 31, 2016 of which $9.5 million was equity earnings from the Hialeah Communities real estate joint venture.  The condensed Statements of Financial Condition as of December 31, 2016 and 2015, and the condensed Statements of Operations for the years ended December 31, 2016, 2015 and 2014 for the Hialeah Communities joint venture was as follows (in thousands):

	December 31,
	2016	2015
Assets
Cash	$2,719	6,960
Real estate inventory	28,246	31,251
Properties and equipment	439	60
Other assets	1,387	6,839
Total assets	$32,791	45,110
Liabilities and Equity
Notes payable	$16,278	22,351
Other liabilities	8,628	11,456
Total liabilities	24,906	33,807
Total equity	7,885	11,303
Total liabilities and equity	$32,791	45,110

	For the Years Ended December 31,
	2016	2015	2014
Total revenues	$84,860	17	-
Costs of sales	(62,315)	-	-
Other expenses	(4,562)	(1,340)	(419)
Net earnings (loss)	$17,983	(1,323)	(419)
Equity in net earnings (losses) of unconsolidated real estate joint ventures	$9,547	(747)	(239)

10.    Property and Equipment

Property and equipment was comprised of (in thousands):

	December 31,
	2016	2015

Land, building and building improvements	$73,883	68,915
Leasehold improvements	11,912	9,611
Office equipment, furniture and fixtures	65,284	59,696
Transportation	453	379
	151,532	138,601
Accumulated depreciation	(55,534)	(48,581)
Property and equipment, net	$95,998	90,020

Included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income was approximately $12.4 million, $11.4 million and $10.6 million of depreciation expense for the years ended December 31, 2016, 2015 and 2014, respectively.

11.    Goodwill and Intangible Assets

Goodwill

The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist.  The Company’s goodwill of $6.7 million at December 31, 2016 and $7.6 million at December 31, 2015 is associated with BBX Sweet Holdings acquisitions during 2015 and 2014, respectively.  The Company’s goodwill was tested for impairment on December 31, 2016 (annual testing date) and the goodwill assigned to one of BBX Sweet Holdings reporting units was determined to be impaired.  The goodwill assigned to another BBX Sweet Holdings reporting unit was determined not to be impaired.  If BBX Sweet Holdings’ reporting units do not meet expectations or if there is a downturn in the sugar and confectionery industry, the Company may recognize goodwill impairment charges in future periods.

As of December 31, 2016 the estimated fair value of BBX Sweet Holdings impaired reporting unit was less than the estimated fair value of its underlying assets and the Company recognized an impairment loss of $0.9 million.  Cumulative goodwill impairment losses were $0.9 million as of December 31, 2016 and $0 as of December 31, 2015.  There were no goodwill impairments during the years ended December 31, 2015 or 2014.  Changes to BBX Sweet Holdings strategic plan implemented by its new management team resulted in the goodwill impairment loss at the BBX Sweet Holdings reporting unit.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates.

Intangible Assets

Intangible assets are as follows (in thousands):

	December 31,
Class	2016	2015
Intangible assets:
Management contracts	$61,293	61,293
Trademarks	5,215	5,965
Customer Relationships	1,620	2,691
Lease premium	2,411	2,411
Area development contracts	660	-
Other	126	246
	71,325	72,606
Accumulated amortization	(2,870)	(2,418)
Total intangibles assets	$68,455	70,188

Management contracts are indefinite lived intangible assets and are not amortized.

Trademarks, customer relationships and non-competition agreements are amortized using the straight-line method over their expected useful lives of 4 years to 20 years.

For the year ended December 31, 2016, the Company entered into area development agreements with a franchisor.  The area development agreements are amortized using the straight-line method over their expected lives of 7 years.

Amortization expense of intangible assets included in selling general and administrative expenses for the years ended December 31, 2016, 2015 and 2014 was approximately $0.9 million, $0.9 million and $0.6 million, respectively.

The lease premiums are amortized using the straight-line method over their expected useful lives of 5 to 9 years.

The Company tests intangible assets for recoverability whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Due to the change in management at BBX Sweet Holdings, the Company tested BBX Sweet Holdings asset groups for recoverability for the year ended December 31, 2016.  Based on the Company’s evaluation the carrying amounts of certain asset groups exceeded their undiscounted future cash flows.  As a result, the Company recognized a $1.5 million intangible asset impairment loss included in impairment of assets, net in the Statements of Operations and Comprehensive Income.  The impairment loss was measured as the amount by which the carrying amount of the intangible assets exceeded fair value.  There were no impairment losses during the years ended December 31, 2015 or 2014.

The Company utilizes discounted cash flow methodology to determine the fair value of its goodwill and intangible assets. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from reporting units or asset groups. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The Company generally used a five year period in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the forecast of future cash flows.

The estimated aggregate amortization expense of intangible assets for each of the five succeeding years is as follows (in thousands):

Years Ending December 31,	Total
2017	$812
2018	790
2019	548
2020	504
2021	501

Included in other liabilities was a  $225,000 lease discount intangible liability associated with the Anastasia acquisition.  The lease discount is amortized using the straight-line method over the lease term of five years.

12.     Debt

Notes Payable and Other Borrowings

Contractual minimum principal payments of debt outstanding for each of the five years subsequent to December 31, 2016 and thereafter are shown below (in thousands):

	Notes and	Recourse	Non-recourse
	Mortgage Notes	Receivable	Receivable	Junior
	Payable and	Backed	Backed	Subordinated
	Lines of Credit	Notes Payable	Notes Payable	Debentures	Total
2017	$9,966	-	-	-	9,966
2018	22,270	-	-	-	22,270
2019	36,753	5,125	-	-	41,878
2020	8,317	41,385	31,417	-	81,119
2021	37,297	32,247	-	-	69,544
Thereafter	22,079	8,874	301,131	195,879	527,963
	136,682	87,631	332,548	195,879	752,740
Unamortized debt issuance costs	(2,892)	-	(5,190)	(1,730)	(9,812)
Purchase Accounting	-	-	-	(41,782)	(41,782)
Total Debt	$133,790	87,631	327,358	152,367	701,146

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

The table below sets forth information regarding the lines-of-credit and notes payable facilities (other than receivable-backed notes payable) of the Company as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$52,500	5.50%	29,349	58,500	8.05%	30,411
Pacific Western Term Loan	1,727	6.02%	8,963	3,791	5.68%	10,868
Fifth Third Bank Note	4,326	3.62%	9,157	4,572	3.50%	9,336
NBA Line of Credit	2,006	5.00%	8,230	9,721	5.50%	24,246
Fifth Third Syndicated Line of Credit	15,000	3.46%	60,343	25,000	3.11%	54,312
Fifth Third Syndicated Term Loan	25,000	3.46%	20,114	-	-	-
Unamortized debt issuance costs	(2,177)	-	-	(1,975)	-	-
Total Bluegreen	$98,382		$136,156	$99,609		$129,173

Other Notes Payable:
Community Development District Obligations	$21,435	4.50-6.00%	$20,744	$-	-	$-
Wells Fargo Capital Finance	9,692	(1)	(2)	8,071	(1)	(2)
Anastasia Note	3,417	5.00%	(2)	5,330	5.00%	(2)
Iberia Line of Credit	-	3.37%	(2)	4,997	3.18%	(2)
Other	1,579	5.25%	2,044	3,023	2.35% - 5.25%	3,089
Unamortized debt issuance costs	(715)			(36)
Total Other Notes Payable	$35,408			$21,385

Total Notes Payable	$133,790			$120,994

(1)

The term loan and revolving advance facility bear interest at the Bank Prime Interest Rate or the daily three month LIBOR interest rate plus a margin specified in the credit agreement ranging from 0.5% to 3.25% per annum.

(2)	The collateral is a blanket lien on the respective company’s assets.

Bluegreen

2013 Notes Payable - In March 2013, Bluegreen issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing transaction.  The 2013 Notes Payable are secured by certain of Bluegreen’s assets, including primarily the cash flows from the residual interests relating to term securitizations and the VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  Pursuant to the terms of the 2013 Notes Payable, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort.  Bluegreen may also pledge additional residual interests from other term securitizations.  In September 2016, the 2013 Notes Payable were amended to reduce the interest rate from 8.05% to 5.50%.  The 2013 Notes Payable mature in March 2020, with certain required amortization during the seven-year term.  The terms of the 2013 Notes Payable include certain covenants and events of default, which Bluegreen’s management considers to be customary for transactions of this type.  The proceeds from the 2013 Notes Payable were used to fund a portion of the merger consideration paid to Bluegreen’s former shareholders in connection with the closing of Woodbridge’s April 2013 acquisition of Bluegreen.

Pacific Western Term Loan -  Bluegreen has a non-revolving term loan (the “Pacific Western Term Loan”) with Pacific Western Bank, as successor by merger to CapitalSource Bank, secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort.  The Pacific Western Term Loan matures in June 2019 and bears interest at 30-day LIBOR plus 5.25%  (6.02% at December 31, 2016).  Interest payments are paid monthly.  Principal payments are effected through release payments upon sales of the timeshare interests in the Bluegreen Odyssey Dells Resort that serve as collateral for the Pacific Western Term Loan, subject to mandatory principal reductions pursuant to the terms of the loan agreement.  The Pacific Western Term Loan is cross-collateralized and is subject to cross-default with the Pacific Western Facility described below under “Receivable-Backed Notes Payable.”

Fifth Third Bank Note Payable  - In April 2008, Bluegreen entered into a note payable with Fifth Third Bank to finance an acquisition of real estate.  The Fifth Third Bank Note Payable matures in August 2021.  Principal and interest on amounts outstanding under the Fifth Third Bank Note Payable are payable monthly through maturity.  The interest rate under the note equals the 30-day LIBOR plus 3.00%, with a 0.125% roundup provision (3.62% as of December 31, 2016).

NBA Line of Credit - Since December 2013, Bluegreen/Big Cedar Vacations has had a revolving line of credit with National Bank of Arizona (the “NBA Line of Credit”).  The NBA Line of Credit is secured by unsold inventory and VOIs under construction at Bluegreen/Big Cedar Vacation’s Paradise Point Resort.  The NBA Line of Credit has a borrowing limit of $15.0 million, which is included in the $45.0 million of availability under the NBA Receivables Facility discussed below.  The revolving advance period expires in June 2018 and the maturity is June 2020.  The NBA Line of Credit bears interest at the 30-day LIBOR plus 3.50% (with an interest rate floor of 5.00%) in connection with the final funding of the construction loan for the Paradise Point Resort.  Interest payments are paid monthly.  Principal payments are effected through release payments upon sales of the timeshare interests in the Paradise Point Resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions.  The NBA Line of Credit is cross-collateralized and is subject to cross-default with the NBA Receivables Facility described below under “Receivable-Backed Notes Payable.”

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan - In November 2014, Bluegreen entered into a $25.0 million revolving credit facility with Fifth Third Bank as administrative agent and lead arranger and certain other bank participants as lenders.  The facility was secured by certain of Bluegreen’s sales centers, certain VOI inventory and specified non-consumer receivables and was guaranteed by certain of Bluegreen’s subsidiaries.  In December 2016, Bluegreen amended and restated the credit and security agreement.  The amended and restated facility is a $100.0 million syndicated credit facility with Fifth Third, as administrative agent and lead arranger and certain other bank participants. The amended and restated facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”).  Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings and short-term receivables, and will mature in December 2021. The facility contains covenants and conditions which Bluegreen considers to be customary for transactions of this type.  Borrowings are used by Bluegreen for general corporate purposes.   As of December 31, 2016, outstanding borrowings under the facility totaled $40.0 million, including the $25.0 million Fifth Third Syndicated Term Loan and $15.0 million of borrowings under the Fifth Third Syndicated Line-of-Credit.  As of December 31, 2016, the interest rate under the Fifth Third Syndicated Term Loan and the Fifth Third Syndicated Line-of-Credit was 3.46%.

Other Notes Payable

Community Development District Obligations - A community development district or similar development authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and allow for the construction of infrastructure improvements through alternative financing sources, including the tax-exempt bond markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. In connection with the development of the Beacon Lakes Community,  The Meadow View at Twin Creeks CDD was formed by St. Johns County, Florida to use bond financing to fund construction of infrastructure improvements at the Beacon Lakes Community.  The CDD assesses the property owners benefiting from the improvements financed by the bond offerings.

The obligation to pay principal and interest on the bonds issued by the CDD is assigned to each parcel within the CDD and the CDD has a lien on each parcel. If the owner of the parcel does not pay this obligation, the CDD can foreclose on the lien. The CDD bond obligations, including interest and the associated lien on the property are typically payable, secured and satisfied by revenues, fees or assessments levied on the property benefited.

The total amount of CDD bond obligations outstanding with respect to the Beacon Lake Community was $21.4 million as of December 31, 2016.  The assessments to be levied by the CDD are fixed or determinable amounts.  The CDD bond obligations outstanding as of December 31, 2016 have fixed interest rates ranging from 4.5% to 6.00%

and mature at various times during the years 2017 through 2047.  The Company at its option has the ability to repay a specified portion of the bonds at the time of each lot closing.

The Company records an obligation for the CDD bond upon issuance with a corresponding increase in other assets. The CDD bonds are secured by a lien on the Beacon Lake property with a carrying amount of $15.3 million as of December 31, 2016.  The Company relieves the CDD bond obligation associated with a particular parcel when the purchaser of the property assumes the obligation which occurs automatically upon such purchaser’s acquisition of the property or upon repayment by the Company.  Included in other assets in the Company’s Consolidated Statement of Financial Condition as of December 31, 2016 was $20.7 million of funds that the Company does not have the right of setoff on the Company’s CDD bond obligations.  Other assets associated with the CDD bond obligations are reduced with a corresponding increase in land development when the CDD disburses the funds to contractors for the construction of infrastructure improvements.

Wells Fargo Capital Finance - On June 11, 2014, Renin entered into a credit agreement (the “WF Credit Agreement”) with Wells Fargo Capital Finance Corporation (“Wells Fargo”).  Under the terms and conditions of the WF Credit Agreement, Wells Fargo made a $1.5 million term loan to Renin. The WF Credit Agreement also includes a revolving advance facility pursuant to which Wells Fargo agreed to make loans to Renin on a revolving basis up to a maximum of approximately $18.0 million or, if lower, the Borrowing Base (as defined in the WF Credit Agreement), subject to Renin’s compliance with the terms and conditions of the WF Credit Agreement, including certain specific financial covenants as discussed below.

Amounts outstanding under the term loan and loans made under the revolving advance facility bear interest at the Canadian Prime Rate or the daily three month LIBOR rate plus a margin specified in the WF Credit Agreement at various rates between 0.5% per annum and 3.25% per annum. The revolving advance facility also includes a 0.25% per annum fee charged on the amount of unused commitment. The term loan and borrowings under the revolving advance facility require monthly interest payments. In addition, beginning on October 1, 2014, the term loan requires quarterly principal repayments of $75,000. The maturity date under the WF Credit Agreement with respect to the term loan and all loans made pursuant to the revolving advance facility is June 11, 2019. The amount outstanding under the term loan and revolving advance facility were $0.8 million and $8.9 million, respectively, as of December 31, 2016.  The amount outstanding under the term loan and revolving advance facility were $1.1 million and $7.0 million, respectively, as of December 31, 2015.

Under the terms and conditions of the WF Credit Agreement, Renin is required to comply with certain financial covenants including a monthly Fixed Charge Coverage Ratio (as defined in the amended WF Credit Agreement) measured on a trailing twelve-month basis. The WF Credit Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of Renin to incur liens or engage in certain asset dispositions, mergers or consolidations, dissolutions, liquidations or winding up of its businesses. The loans are collateralized by all of Renin’s assets.  Renin was in compliance with the WF Credit Agreement financial covenants as of December 31, 2016.

Anastasia Note - In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia.  A portion of the purchase consideration was a $7.5 million promissory note. The promissory note bears interest at 5% per annum and the Company made two annual principal payments of $2.0 million on the promissory note plus accrued interest on October 1, 2016 and 2015.  The remaining $3.5 million balance of the promissory note is payable in two annual payments of principal and accrued interest as follows:  $2.0 million plus accrued interest on October 1, 2017, and the final payment of $1.5 million plus accrued interest on October 1, 2018.  The repayment of the promissory note is guaranteed by the Company and secured by the common stock of Anastasia.  The Anastasia note payable was recorded at a $0.3 million discount to reflect the fair value of the note payable at the acquisition date.

Iberia Line of Credit - On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements with Iberiabank, which provides for borrowings by BBX Sweet Holdings of up to $5.0 million on a revolving basis.  Amounts borrowed under this facility accrue interest at a floating rate of thirty day LIBOR plus 2.75%.  Payments of interest only are payable monthly.  The facility matures, and all outstanding principal and interest will be payable, on August 4, 2017, with one twelve month renewal option at BBX Sweet Holdings’ request, subject to satisfaction of certain conditions.  The loan documents include a number of covenants, including financial covenants relating to BBX Sweet Holdings’ debt service coverage ratio.  The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by the Company. BBX Sweet Holdings was in compliance with the Iberiabank loan financial covenants as of December 31, 2016.

Other– Other notes payable includes a term loan to BBX Sweet Holdings with an outstanding balance of $1.6 million as of December 31, 2016 and 2015 collateralized by land and buildings with a carrying value of $2.0 million as of December 31, 2016.  The Company is the guarantor on this note payable. The remaining other notes payable as of December 31, 2015 consisted of purchase consideration notes payable in connection with BBX Sweet Holdings acquisitions. The purchase consideration notes payable were repaid during the year ended December 31, 2016.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	December 31, 2016			December 31, 2015
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$32,674	4.25%	$41,357	$46,547	4.00%	$56,815
NBA Receivables Facility	34,164	3.50 - 4.0%	40,763	24,860	4.00 - 4.50%	29,947
Pacific Western Facility	20,793	5.14%	27,712	18,481	4.93%	23,596
Total	$87,631		$109,832	$89,888		$110,358

Non-recourse receivable-backed
notes payable:
BB&T/DZ Purchase Facility	$31,417	3.67%	$41,388	$38,228	3.33%	$50,224
Quorum Purchase Facility	23,981	4.75-6.90%	26,855	28,500	4.75-6.90%	32,303
2007 Term Securitization	-	-	-	17,642	7.32%	18,720
2008 Term Securitization	-	-	-	7,227	7.88%	7,726
2010 Term Securitization	13,163	5.54%	16,191	24,074	5.54%	28,159
2012 Term Securitization	32,929	2.94%	36,174	44,603	2.94%	49,091
2013 Term Securitization	48,514	3.20%	51,157	62,670	3.20%	66,020
2015 Term Securitization	75,011	3.02%	78,980	95,985	3.02%	100,142
2016 Term Securitization	107,533	3.35%	117,249	-	-	-
Unamortized debt issuance costs	(5,190)	-	-	(4,905)	-	-
Total	$327,358		$367,994	$314,024		$352,385
Total receivable-backed debt	$414,989		$477,826	$403,912		$462,743

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

NBA Receivables Facility - Bluegreen/Big Cedar Vacations has a revolving timeshare hypothecation facility with National Bank of Arizona (the “NBA Receivables Facility”).  The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility up to a maximum of $45.0 million of outstanding borrowings (inclusive of outstanding borrowings under the NBA Line of Credit discussed above), subject to eligible collateral and specified terms and conditions, during a revolving credit period which expires in June 2018.  In September 2016, NBA agreed to advance eligible timeshare receivables through December 16, 2016 in a minimum amount of $15.0 million, but not to exceed $45.0 million of outstanding borrowings and subject to certain conditions and other terms of the facility at a reduced interest rate equal to 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%).  Amounts outstanding under the NBA Receivables Facility for borrowings made prior to the September 2016 amendment accrue interest at the previously prevailing rates of 30-day LIBOR plus 3.25% (with an interest rate floor of 4.00%). Except as described above, all other future borrowings will accrue interest at a rate equal to the 30-day LIBOR plus 3.25% (with an interest rate floor of 4.00%).  Principal repayments and interest on borrowings under the NBA Receivables Facility are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the expiration of the revolving advance period, with the remaining outstanding balance maturing in December 2022.    As of December 31, 2016, $14.1 million of the outstanding balance bears interest at 4.0% and $20.1 million of the outstanding balance bears interest at 3.50%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.  The NBA Receivables Facility is cross-collateralized and is subject to cross-default with the NBA Line of Credit described above.

Pacific Western Facility - Bluegreen has a revolving timeshare receivables hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, as successor-by-merger to CapitalSource Bank, which provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million (inclusive of outstanding borrowings under the Pacific Western Term Loan discussed above), subject to eligible collateral and other terms and conditions.  The revolving advance period expiration date is September 2018, subject to an additional 12-month extension at the option of Pacific Western Bank.  Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate.  The Pacific Western Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 53% advance rate.  Borrowings under the Pacific Western Facility accrue interest at 30-day LIBOR plus 4.50%, except that the interest rate on a portion of future borrowings under the Pacific Western Facility, to the extent such borrowings are in excess of established debt minimums, will accrue interest at 30-day LIBOR plus 4.00%.  Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in September 2021, subject to an additional 12-month extension at the option of Pacific Western Bank.  As of December 31, 2016, the interest rate on the facility was 5.1%.  The Pacific Western Facility is cross-collateralized and is subject to cross-default with the Pacific Western Term Loan.

BB&T/DZ Purchase Facility - Bluegreen has a timeshare notes receivable purchase facility (the “BB&T/DZ Purchase Facility”) with Branch Banking and Trust Company (“BB&T”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), which permits maximum outstanding financings of $80.0 million.  Availability under the BB&T/DZ Purchase Facility is on a revolving basis through December 2017, and amounts financed are secured by timeshare receivables at an advance rate of 75%, subject to eligible collateral and other terms of the facility, which Bluegreen believes to be customary for financing arrangements of this type.  The facility will mature and all outstanding amounts will become due thirty-six months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility.  Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by BB&T, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ.  The interest rate under the facility equals the applicable index rate plus 2.9% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 4.9%.  Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the receivables advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero.  In March 2016, Bluegreen repaid $49.0 million, including accrued interest, under the facility in connection with the 2016 Term Securitization described below.  While ownership of the timeshare receivables included in the facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial reporting purposes.  The facility is nonrecourse and is not guaranteed by Bluegreen.

Quorum Purchase Facility - Bluegreen and Bluegreen/Big Cedar Vacations have a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”).  In October 2015, Quorum agreed to purchase on a revolving basis through June 30, 2017, eligible timeshare receivables in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility.  In October 2016, the Quorum Purchase Facility was amended and the advance period was extended through June 30, 2018.  The interest rate on future advances made under the Quorum Purchase Facility will be set at the time of funding based on rates mutually agreed upon by all parties.  Amounts currently outstanding under the Quorum Purchase Facility accrue interest at interest rates ranging from 4.75% to 6.90% per annum.  The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility.  Future advances are also subject to a loan purchase fee of 0.50%.  The Quorum Purchase Facility becomes due in December 2030.  Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale.  Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest, and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.  While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial reporting purposes.  The facility is nonrecourse and is not guaranteed by Bluegreen.

2016 Term Securitization - On March 17, 2016, Bluegreen completed a private offering and sale of $130.5 million of investment-grade, timeshare receivable-backed notes (the “2016 Term Securitization”).  The 2016 Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): $95.7 million of Class A and $34.8 million of Class B notes with note interest rates of 3.17% and 3.86%, respectively, which blended to an overall weighted-average note interest rate of 3.35%.  The gross advance rate for this transaction was 90%.  The Notes mature in July 2031.

The amount of the timeshare receivables sold to BXG Receivable Note Trust 2016 (the “2016 Trust”) was $145.0 million, $122.3 million of which was sold to the 2016 Trust at closing and $22.7 million of which was subsequently sold to the 2016 Trust.  The gross proceeds of such sales to the 2016 Trust were $130.5 million.  A portion of the proceeds were used to: repay the BB&T/DZ Purchase Facility a total of $49.0 million, representing all amounts then outstanding under the facility (including accrued interest); repay $24.2 million under the Liberty Bank Facility, which includes accrued interest; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2016 Term Securitization, Bluegreen, as servicer, funded $11.3 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2007-A, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization.  In April 2016, Bluegreen, as servicer, funded $6.1 million in connection with the servicer redemption of the notes related to the BXG Receivables Note Trust 2008-A, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization.  The remainder of the net proceeds from the 2016 Term Securitization of $36.0 million were used by Bluegreen for general corporate purposes.

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

Other Non-Recourse Receivable-Backed Notes Payable - In addition to the above described facilities, Bluegreen has a number of other nonrecourse receivable-backed notes payable facilities, as set forth in the table above.  During 2016, Bluegreen repaid $82.6 million under these additional receivable-backed notes payable facilities, including the payment in full of the notes payable issued in connection with the 2007 and 2008 Term Securitizations.  During 2016, Bluegreen wrote off the related unamortized 2007 and 2008 Term Securitization debt issuance costs totaling approximately $0.5 million.

As of December 31, 2016, Bluegreen was in compliance with all financial debt covenants under its debt instruments.

Junior Subordinated Debentures

Junior subordinated debentures outstanding at December 31, 2016 and 2015 were as follows (in thousands):

		December 31,				Beginning
		2016	2015			Optional
	Issue	Outstanding	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate (1)	Date	Date
Levitt Capital Trust I ("LCT I")	03/15/2005	$23,196	23,196	LIBOR + 3.85%	03/01/2035	03/15/2010
Levitt Capital Trust II ("LCT II")	05/04/2005	30,928	30,928	LIBOR + 3.80%	06/30/2035	06/30/2010
Levitt Capital Trust III ("LCT III")	06/01/2006	15,464	15,464	LIBOR + 3.80%	06/30/2036	06/30/2011
Levitt Capital Trust IV ("LCTIV")	07/18/2006	15,464	15,464	LIBOR + 3.80%	09/30/2036	09/30/2011
Total Woodbridge Holdings		85,052	85,052

Bluegreen Statutory Trust I	03/15/2005	23,196	23,196	LIBOR +4.90%	3/30/2035	03/30/2010
Bluegreen Statutory Trust II	05/04/2005	25,774	25,774	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust III	05/10/2005	10,310	10,310	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust IV	04/24/2006	15,464	15,464	LIBOR +4.85%	6/30/2036	06/30/2011
Bluegreen Statutory Trust V	07/21/2006	15,464	15,464	LIBOR +4.85%	9/30/2036	09/30/2011
Bluegreen Statutory Trust VI	02/26/2007	20,619	20,619	LIBOR +4.80%	4/30/2037	04/30/2012
Total Bluegreen Corporation		110,827	110,827

Unamortized debt issuance costs		(1,730)	(1,822)
Purchase accounting adjustment		(41,782)	(43,572)
Total Junior Subordinated Debentures		$152,367	150,485

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

Woodbridge and Bluegreen have each formed statutory business trusts (collectively, the “Trusts”) each of which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. The Trusts are variable interest entities in which Woodbridge and Bluegreen, as applicable, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. During the year ended December 31, 2016, there were no significant changes related to Woodbridge’s $83.3 million of junior subordinated debentures (net of $1.7 million of unamortized debt issuance costs) or Bluegreen’s $69.0 million of junior subordinated debentures (net of $41.8 million of purchase accounting adjustments and unamortized debt issuance costs).

During January 2017, Woodbridge purchased approximately $11.1 million of LCTII trust preferred securities for $6.7 million and purchased approximately $7.7 million of LCTIII trust preferred securities for $4.7 million.

In accordance with the respective trust agreements of the Trusts and the applicable indentures for the related junior subordinated debentures, Woodbridge delivered the purchased trust preferred securities to the trustees of the Trusts in exchange for the cancellation of an equivalent amount of Woodbridge’s  junior subordinated debentures held by LCTII and LCT III.  Accordingly, in February 2017, $11.1 million of Woodbridge’s junior subordinated debentures held by LCTII were cancelled and $7.7 million of Woodbridge’s junior subordinated debentures held by LCTIII were cancelled.

In February 2017, Woodbridge recognized a $6.9 million gain associated with the cancellation of the LCTII and LCTIII Junior Subordinated Debenture Notes.

13.    Income Taxes

The Company’s United States and foreign components of income before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014

U.S.	$77,629	67,272	67,553
Foreign	407	(2,589)	(3,175)
Total	$78,036	64,683	64,378

The provision for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(339)	5,288	20,756
State	1,014	2,445	3,904
	675	7,733	24,660
Deferred:
Federal	36,393	(74,189)	11,001
State	(689)	(10,140)	1,412
	35,704	(84,329)	12,413
Provision (benefit) for income taxes	$36,379	(76,596)	37,073

The Company's actual provision for income taxes differs from the expected Federal income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2016(1)		2015(1)		2014(1)
Income tax provision at expected
federal income tax rate of 35%	$27,313	35.00%	$22,639	35.00%	$22,532	35.00%
Increase (decrease) resulting from:
Benefit for state taxes,
net of federal effect	527	0.68	9,029	13.96	6,120	9.51
Taxes related to subsidiaries not
consolidated for income tax purposes	(3,432)	(4.40)	(4,842)	(7.49)	1,124	1.75
Nondeductible executive compensation	5,833	7.47	5,524	8.54	4,993	7.76
Bluegreen settlement	-	-	12,820	19.82	-	-
SEC penalty	-	-	1,243	1.92	-	-
Increase/(decrease) in valuation allowance	5,275	6.76	(127,835)	(197.63)	1,294	2.01
Other – net	863	1.11	4,826	7.46	1,010	1.57
Provision (benefit) for income taxes	$36,379	46.62%	$(76,596)	(118.42)%	$37,073	57.60%

(1)	Expected tax is computed based upon income before noncontrolling interests.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31,
	2016	2015	2014
Deferred tax assets:
Allowance for loan losses, tax certificate losses and
write-downs for financial statement purposes	$42,008	41,832	38,771
Federal and State NOL and tax credit carryforward	218,609	237,820	270,331
Capital loss carryover	-	15	766
Real estate valuation	16,828	33,505	42,278
Share based compensation	3,626	3,097	5,742
Income recognized for tax purposes and deferred
for financial statement purposes	-	103	103
Investment in unconsolidated affiliates	828	828	828
Property and equipment	3,015	588	1,056
Other	10,355	5,685	11,467
Total gross deferred tax assets	295,269	323,473	371,342
Valuation allowance	(135,121)	(129,846)	(257,681)
Total deferred tax assets	160,148	193,627	113,661
Deferred tax liabilities:
Installment sales treatment of notes	152,074	150,237	152,419
Intangible assets	24,501	25,368	26,467
Junior subordinated debentures	16,349	17,205	18,700
Deferral of VOI sales and costs under timeshare accounting	8,718	9,222	8,554
Investment in securities	116	96	112
Other	2,708	93	18
Total gross deferred tax liabilities	204,466	202,221	206,270
Net deferred tax liability	(44,318)	(8,594)	(92,609)
Less net deferred tax liability at beginning of period	8,594	92,609	77,089
Net deferred tax liabilities from acquisitions	-	329	3,107
Less change in net deferred tax liability for amounts included
in other comprehensive income	20	(15)	-
(Provision) benefit for deferred income taxes	$(35,704)	84,329	(12,413)

Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$129,846	257,681	256,410
Increase (decrease) in deferred tax valuation allowance	5,275	(127,835)	1,294
Other comprehensive loss	-	-	(23)
Balance, end of period	$135,121	129,846	257,681

The Company evaluates its deferred tax assets to determine if valuation allowances are required.  In the evaluation, management considers net operating loss (“NOL”) carry-back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluations, which are discussed in further detail below, the deferred tax valuation allowances increased by $5.3 million and $1.3 million for the years ended December 31, 2016 and 2014, respectively, and decreased by $127.8 million for the year ended December 31, 2015.

The Company evaluated all positive and negative evidence available as of the reporting date, including tax planning strategies, the ability to file a consolidated return with its subsidiaries, the expected future reversal of existing taxable temporary differences, and expected future taxable income (primarily of Bluegreen) exclusive of reversing temporary differences and carry forwards. Based on this evaluation, the Company has determined that it is more likely than not that it will be able to realize certain deferred tax assets against which it had previously carried a valuation allowance.

At December 31, 2014, the Company had maintained a valuation allowance against deferred tax assets of $257.7 million as the Company, BCC and Bluegreen filed separate group federal and state tax returns.  A substantial portion of these deferred tax assets were attributable to federal and state net operating loss carry forwards.  As a separate tax return filer, the Company maintained a full valuation allowance against certain deferred tax assets based on the Company’s determination that it was more likely than not that these deferred tax assets would not be realized.  As a result of the increase in  the company’s ownership interest in BCC completed on April 30, 2015 (as discussed in Note 1), the Company currently files a consolidated group tax return with all of its U.S. subsidiaries from May 1, 2015 forward.  As a consequence, a substantial portion of the Company’s net operating losses and other deductible temporary differences may be utilized in the consolidated return without limitation.

The Company will continue to evaluate the positive and negative evidence available in subsequent periods and adjust its remaining valuation allowance to reflect the amount of net deferred tax assets it determines are more likely than not to be realized.

At December 31, 2016, the Company had estimated federal and Florida net operating loss carryforwards of approximately $436.0 million and $958.4 million, respectively (which expire from 2023 through 2034).  As described below, the Company’s ability to utilize a portion of these NOLs to offset future taxable income is subject to significant limitations as a result of the 2009 Woodbridge merger and the 2015 BCC tender offer.  In addition, the Company has non-Florida state NOLs of $280.7 million, which expire from 2017 through 2036.  The Company’s NOL carryforwards also include federal and Florida NOLs of approximately $19.7 million and $16.1 million, respectively, that are attributed to the exercise of stock options and the vesting of restricted stock awards.  These tax benefits will not be recognized in the financial statements until such deductions are utilized to reduce taxes payable.

As of December 31, 2016, the Company had alternative minimum tax credit carryforwards of $25.6 million, which do not expire.

The Company’s NOLs and tax credits at December 31, 2016 include federal and Florida NOL carryforwards and federal tax credit carryforwards that can only be utilized if the Company has separate company taxable income.  These NOL carryforwards cannot be utilized against most of the Company’s subsidiaries’ taxable income, including Bluegreen. As such, a full valuation allowance has been established for these NOL carryforwards and tax credits.  The aggregate amount of these federal and Florida NOLs and federal tax credit carry-forwards as of December 31, 2016 was $227.6 million, $749.2 million and $2.1 million, respectively.  These Federal and Florida NOL carryforwards expire from 2025 through 2035.  The federal tax credit carryforwards expire from 2025 through 2031.

In addition, as a result of the Company’s merger with Woodbridge in September 2009, the Company experienced a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership resulted in a significant limitation of the amount of the Company’s pre-merger net operating losses that can be utilized by the Company annually.  Of the total federal and Florida net operating loss carryforwards, approximately $74.5 million and $64.9 million, respectively, were generated by the Company prior to the merger with Woodbridge.  As a result, a valuation allowance has been established for these NOLs to the extent that they may expire before they can be utilized. These Federal and Florida NOL carryforwards expire from 2021 through 2029.

Canadian income tax NOL carryforwards were $3.3 million and expire from 2033 to 2036.  As the Canadian operations have had taxable losses in recent years, a full valuation allowance has been applied to these NOL carryforwards.

On September 21, 2009, the Company adopted a shareholder rights agreement aimed at protecting its ability to use available NOLs to offset future taxable income.  See Note 18 for additional information regarding the Company’s rights agreement.

The Company evaluates its tax positions based upon guidelines of ASC 740-10, Income Tax, which clarifies the accounting for uncertainty in tax positions.  Based on an evaluation of uncertain tax provisions, the Company is required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  There were no unrecognized tax benefits at December 31, 2016, 2015 or 2014.

The Company is no longer subject to federal or Florida income tax examinations by tax authorities for tax years before 2013.  Several of the Company’s subsidiaries are no longer subject to income tax examinations in certain state, local and non-U.S. jurisdictions for tax years before 2012.

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

Certain of the Company’s state income tax filings are under routine examination.  While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

14.    Commitments and Contingencies

The Company and its subsidiaries are lessees under various operating leases for real estate and equipment. At December 31, 2016, the approximate minimum future rental payments under such leases for the periods shown are (in thousands):

Year Ending December 31,	Amount
2017	$12,687
2018	9,363
2019	6,489
2020	5,515
2021	5,153
Thereafter	21,802
Total	$61,009

The Company and its subsidiaries incurred rent expense as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Rental expense for premises and equipment	$15,905	13,745	12,943

In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for matters in which management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. There were no reserves accrued by the Company with respect to legal proceedings as of December 31, 2016.  As of December 31, 2015,  the Company accrued $0.1 million for pending legal proceedings.

In certain matters, management is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss.  Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported their claim.  Litigation is inherently uncertain and adverse judgements and the costs of defending or resolving legal claims may be substantial and may have a material adverse impact on the Company’s results of operations or financial condition.

The following is a description of certain ongoing litigation matters:

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BCC and Alan B. Levan, BCC’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BCC’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BCC’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleged that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The Court denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.

On December 15, 2014, after a six-week trial, the jury found in favor of BCC and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BCC’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.

On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015. The court also imposed monetary penalties against BCC in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.

BCC and Mr. Alan Levan appealed the district court’s judgment to the Eleventh Circuit Court of Appeals.  On September 28, 2016, the Eleventh Circuit Court of Appeals reversed the pretrial summary judgments and set aside the judgment of the district court. The reversal, which became final on January 31, 2017, terminated the financial penalties and set aside the two year officer and director bar imposed against Mr. Alan Levan.  Mr. Alan Levan was reappointed as Chairman of the Board and Chief Executive Officer of the Company.  The court remanded the case for a new trial on the disclosure and accounting claims stripped of the summary judgments. The trial is scheduled to begin in March 2017.

BBX Capital received reimbursements of legal fees and costs from its insurance carrier of approximately $5.8 million in connection with this matter.  In February 2017, BBX Capital received an additional $5.1 million of reimbursements. The insurance carrier has communicated that it reserves all rights and defenses with respect to such reimbursed amounts.

The legal fees and costs reimbursements as well as the release of the $4,550,000 penalty, which were received in February 2017, are not reflected in the Company’s consolidated financial statements as of December 31, 2016.

In Re BCC Merger Shareholder Litigation

On August 10, 2016, Shiva Stein filed a lawsuit against the Company, BBX Merger Sub, LLC, BCC and the members of BCC’s board of directors, which seeks to establish a class of BCC’s shareholders and challenges the Merger.  The plaintiff asserts that the Merger consideration undervalues BCC and is unfair to BCC’s public shareholders, that the sales process was unfair and that BCC’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC because, among other reasons, they failed to take steps to maximize the value of BCC to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BBX Capital, as the controlling shareholder of BCC, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BCC’s public shareholders. In addition, the lawsuit includes a cause of action against BCC, the Company and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requested that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  On September 15, 2016, Defendants filed a Motion to Dismiss the amended complaint. On November 21, 2016, the

Court issued an order granting the Motion to Dismiss with prejudice. On December 21, 2016, Plaintiff filed a Notice of Appeal with the Fourth District Court of Appeals. The Company believes that the appeal is without merit and intends to continue vigorously defending the action.

The following is a description of certain commitments and guarantees:

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain property owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During 2016 and 2015, respectively, Bluegreen made payments related to subsidies of $13.9 million and $15.8 million. As of December 31, 2016 and December 31, 2015, Bluegreen had no liability for such subsidies.  As of December 31, 2016, Bluegreen was providing subsidies to nine property owners’ associations.

In October 2013, Bluegreen entered into an agreement to purchase from an unaffiliated third party completed VOI inventory at the Lake Eve Resort in Orlando, Florida over a five-year period.  The total purchase commitment was $35.1 million, of which $5.4 million, $5.0 million and $7.2 million of inventory was purchased in 2016, 2015 and 2014, respectively. As of December 31, 2016, $13.5 million of the Lake Eve Resort purchase commitment remained.

During 2016, the Company entered into a severance arrangement with an executive.  Under the terms of the arrangement the executive will receive $3.7 million over a three year period.  In June 2015, Bluegreen entered into a severance and consulting agreement with its former CEO.  Under the agreement the former CEO will be paid a total of $2.9 million over two years. As of December 31, 2016, $3.9 million was left to be paid on the above arrangements.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

During the year ended December 31, 2016, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by CAM refinanced its land acquisition loan with a financial institution. The Company provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of December 31, 2016.

•

In July 2014, the Company entered into the Hialeah Communities joint venture with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture. In March 2015, the joint venture refinanced the $8.3 million mortgage loan into a $31.0 million acquisition and development loan.  In March 2016, the loan was modified reducing the loan balance from $31.0 million to $26.5 million. The Company is a guarantor of up to $3.2 million of the joint venture’s $26.5 million acquisition and development loan.

•	The Company is a guarantor on a $3.5 million note payable of Anastasia owed to the seller. The Anastasia note payable is also secured by the common stock of Anastasia.

•	BBX Sweet Holdings and the Company are guarantors of a $1.6 million note payable of Hoffman’s owed to Centennial Bank. This note is secured by $2.0 million of properties and equipment.

15.    Stock Incentive Plans

Restricted Stock and Stock Options Plans

The Company has four share-based compensation plans as of December 31, 2016:  the BFC Financial Corporation 2014 Stock Incentive Plan (the “2014 Plan”) the BFC Financial Corporation 2005 Stock Incentive Plan (the “2005 Plan”), the BBX Capital 2005 Restricted Stock and Option Plan, and the BBX Capital 2014 Stock Incentive Plan.  The BBX Capital 2005 Restricted Stock and Option Plan and the BBX Capital 2014 Stock Incentive Plan are collectively referred to as the “BCC Equity Compensation Plans”.

The 2014 Plan initially permitted the issuance of up to 500,000 shares of the Company’s Class A Common Stock and up to 4,500,000 shares of the Company’s Class B Common Stock pursuant to restricted stock awards or stock options granted under the 2014 Plan.  On May 19, 2015, the shareholders of the Company approved an amendment to the 2014 Plan to increase the maximum number of shares of the Company’s Class B Common Stock available under the 2014 Plan from 4,500,000 shares to 8,500,000 shares. At December 31, 2016, 1,228,802 shares remained available for grants of awards under the 2014 Plan.  There are no shares available for grant under the 2005 Plan.

The Company assumed the BCC Equity Compensation Plans upon consummation of the Merger on December 15, 2016 (see Note 3 – Merger).  Pursuant to the Merger Agreement, awards outstanding under the BCC Equity Compensation Plan at December 15, 2016 continue to be outstanding and governed by the BCC Equity Compensation Plans, except that such awards were converted into awards that are eligible to be settled in shares of the Company’s Class A Common Stock resulting in the issuance of 5,090,354 of restricted shares of the Company’s Class A Common Stock and non-qualifying stock options to acquire 35,716 shares of the Company’s Class A Common Stock at December 15, 2016.  No further awards will be granted under the BCC Equity Compensation Plans.

The maximum term of incentive and non-qualifying stock options issuable under the 2014 Plan is ten years.  Vesting is established by the Compensation Committee of the Board of Directors in connection with each grant of options or restricted stock award.

Compensation expense for stock options and restricted common stock awards is based on the fair value of the award on the measurement date, which is generally the grant date. The fair value of the Company’s stock options is estimated using the Black-Scholes option-pricing model. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the awards.

There were no options granted to employees or non-employee directors during the three year period ended December 31, 2016.  As described below, the Company issued restricted stock awards to certain officers for each of the years in the three year period ended December 31, 2016.

The following table sets forth information on outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2013	1,654,643	$0.41	1.91	$4,104
Exercised	(1,428,420)	0.41		5,038
Forfeited	-	0.00
Expired	-	0.00
Granted	-	0.00
Outstanding at December 31, 2014	226,223	$0.41	2.66	$631
Exercised	(25,000)	0.41		85
Forfeited	-	0.00
Expired	-	0.00
Granted	-	0.00
Outstanding at December 31, 2015	201,223	$0.41	1.93	$600
Exercised	(50,148)	0.41		143
Forfeited	-	0.00
Expired	-	0.00
Assumed pursuant to the merger agreement (1)	35,716	17.05		-
Outstanding at December 31, 2016	186,791	$3.59	1.24	$675
Exercisable at December 31, 2016	186,791	$3.59	1.24	$675
Available for grant at December 31, 2016	1,228,802

(1)	BCC options to acquire 6,614 of BCC Class A Common Stock were exchanged for options to acquire 35,716 shares of the Company's Class A Common Stock pursuant to the terms of the Merger Agreement.

There is no unearned compensation cost related to the Company’s stock options as all options were vested as of December 31, 2016.

During the years ended December 31, 2016, 2015 and 2014, the Company received net proceeds of approximately $21,000,  $10,000 and $586,000, respectively, upon the exercise of stock options.  The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $143,000, $85,000 and $5.0 million, respectively.

The following is a summary of the Company’s non-vested restricted stock activity:

		Weighted
	Non-vested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2013	6,330,695	$0.78
Granted	3,575,041	3.80
Vested	(1,389,072)	0.79
Forfeited	-	-
Outstanding at December 31, 2014	8,516,664	$2.05
Granted	2,372,592	3.16
Vested	(3,915,749)	1.19
Forfeited	-	-
Outstanding at December 31, 2015	6,973,507	$2.90
Granted	1,823,565	4.30
Assumed pursuant to the Merger Agreement (1)	5,090,354	2.74
Vested	(2,755,430)	2.14
Forfeited	-	-
Outstanding at December 31, 2016	11,131,996	$2.74

(1)	942,658 of BCC’s restricted stock units were exchanged for approximately 5.1 million of the Company's restricted Class A Common Stock units.

On December 22, 2016, the Company’s Compensation Committee approved the grant of 1,823,565 restricted shares of the Company’s Class B Common Stock to the Company’s executive officers under the 2014 Plan.  The restricted Class B common shares had an aggregate fair value of $7.8 million on the grant date.  The restricted shares vest ratable in annual installments of approximately 456,000 shares over four years beginning on October 1, 2017.

On September 30, 2016, a total of 1,389,076 shares of restricted Class A common stock and 773,205 shares of restricted Class B common stock granted by the Company to its executive officers in November 2012 and October 2014, respectively, vested.  The executive officers surrendered a total of 880,051 shares of the Company’s Class A common stock to the Company to satisfy the $3.4 million tax withholding obligation associated with the vesting of these shares. The Company retired the surrendered shares.

Between October 1, 2016 and October 5, 2016, a total of 593,148 shares of restricted Class B common stock granted by the Company to its executive officers in September 2015 vested.  The employees surrendered a total of 247,405 shares of the Company’s Class B common stock to the Company to satisfy the $0.9 million tax withholding obligation associated with the vesting of these shares.  The Company retired the surrendered shares.

On September 1, 2015, the Company’s Compensation Committee granted a total of 2,372,592 restricted shares of the Company’s Class B Common Stock to its executive officers under the 2014 Plan.  The restricted Class B common shares had an aggregate fair value of $7.5 million on the grant date. The restricted shares vest ratably in annual installments of approximately 593,000 shares over four years beginning in October 2016.

On October 6, 2014, the Company’s Compensation Committee approved the grant of an aggregate of 3,092,817 shares of restricted Class B Common Stock to the Company’s executive officers.  The fair value of approximately $11.8 million was calculated based on the closing price of the Company’s Class B Common Stock on the date of grant.  The cost is being recognized over a four year service period.  The restricted shares vest ratably in annual installments of approximately 773,000 shares over four years with the first installment of 773,000 shares vesting on September 30, 2015.

On October 7, 2013, the Company’s Compensation Committee approved the grant of an aggregate of 892,224 shares of restricted Class A Common Stock to the Company’s executive officers. 410,000 of these restricted stock awards were granted under the Company’s 2005 Stock Incentive Plan and will vest four years from the grant date on October 7, 2017. The fair value of those 410,000 shares of restricted stock was approximately $1.0 million. The grant of the balance of 482,224 of those restricted shares was subject to the approval of the 2014 Plan by the Company’s shareholders.  Upon approval of the 2014 Plan at the Company’s 2014 Annual Meeting of Shareholders, the remaining 482,224 restricted shares were granted under the 2014 Plan.  The fair value of those 482,224 shares of restricted stock was approximately $1.8 million based on the closing price of the Company’s Class A Common Stock on June 12, 2014.

The fair value of shares of the Company’s restricted stock awards which vested during the years ended December 31, 2016, 2015 and 2014 was $10.3  million, $10.7 million and $5.5 million, respectively.  The Company recognized restricted stock compensation expense of approximately $6.4 million, $5.6 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the total unrecognized compensation cost related to the Company’s non-vested restricted stock compensation was approximately $27.0 million. The cost is expected to be recognized over a weighted-average period of approximately 2.82 years.

BCC Equity Compensation Plans

As noted above, the Company assumed and adopted the BCC Equity Compensation Plans as of December 15, 2016.   The maximum term of incentive stock options and non-qualifying stock options issuable under each of these plans was ten years.  Vesting was established by BCC’s Compensation Committee of its Board of Directors (“BCC Compensation Committee”) in connection with each grant of options or restricted stock.  The BBX Capital 2005 Restricted Stock and Option Plan provided that up to 1,875,000 shares of BCC’s Class A common stock may be issued. The BBX Capital 2014 Stock Incentive Plan provided that up to 2,000,000 shares of BCC’s Class A common stock may be issued.  No further awards will be granted under the BCC Equity Compensation Plans.

In March 2015, BCC’s Board of Directors approved an amendment to both the BCC Equity Compensation Plans.  The amendment to each Plan authorized the Compensation Committee to issue restricted stock awards in the form of restricted stock units rather than directly in restricted stock.  Following the amendment, BCC and its then executive officers agreed to retire any shares of BCC’s outstanding restricted Class A common stock awards previously issued in the name of the Compensation Committee and subject to forfeiture until vested in exchange for BCC issuing to the then executive officers restricted BCC Class A common stock units (“RSUs”). This exchange resulted in the retirement of 1,391,282 BCC Class A common shares.  Pursuant to the terms of the RSUs, BCC promised to issue BCC Class A common stock at the time the underlying units vest.  The BCC RSUs issued have the same terms, and cover the same number of underlying shares of BCC Class A common stock, as the BCC restricted stock awards that were retired.

The following is a summary of BCC’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2013	1,310,302	$8.76
Vested	(315,102)	6.52
Forfeited	-	-
Granted	396,082	16.58
Outstanding at December 31, 2014	1,391,282	$11.50
Vested	(381,622)	9.13
Forfeited	-	-
Granted	419,492	15.60
Outstanding at December 31, 2015	1,429,152	$13.33
Vested	(486,494)	10.52
Forfeited	-	-
Granted	-	-
RSUs exchanged (1)	(942,658)	14.78
Outstanding at December 31, 2016	-	$-

(1)	942,658 of BCC’s restricted stock units were exchanged for approximately 5.1 million of the Company Class A restricted Common Stock units on December 15, 2016 pursuant to the Merger Agreement.

On September 30, 2016, 381,622 of restricted BCC Class A common stock units granted to executive officers in September 2012 and September 2014 vested.  BCC repurchased and retired an aggregate of 158,024 shares of BCC Class A common stock to satisfy the $3.2 million withholding tax obligations associated with the vesting of these units. Between October 1, 2016 and October 5, 2016 104,872 of restricted BCC Class A common stock units granted to executive officers in September 2015 vested.  BCC repurchased and retired an aggregate of 43,749 shares of BCC Class A common stock to satisfy the $0.9 million withholding tax obligations associated with the vesting of these units.

On September 1, 2015, BCC’s Compensation Committee granted in the aggregate 419,492 of BCC restricted Class A common stock units to its executive officers under the BBX Capital 2014 Stock Incentive Plan.  These RSUs had a $6.5 million fair value on the grant date and vest ratably each year over the 4 year service period beginning in October 2016.  The grant date fair value was calculated based on the closing price of BCC’s Class A common stock on the grant date. BCC recognized the compensation costs based on the straight-line method over the vesting period.

In October 2014, BCC’s Compensation Committee granted in the aggregate 396,082 shares of BCC restricted Class A common stock (“RSAs”) under the BBX Capital 2014 Stock Incentive Plan to its executive officers.  These RSAs had a $6.6 million fair value on the grant date and vest ratably each year over the 4 year service period beginning in September 2015. The grant date fair value was calculated based on the closing price of BCC’s Class A common stock on the grant date.

In October 2013, BCC’s Compensation Committee granted in the aggregate 430,000 RSAs under the BBX Capital 2005 Restricted Stock and Option Plan.  These RSAs had a $5.7 million fair value on the grant date. The grant date fair value was calculated based on the closing price of BCC’s Class A common stock on the grant date.  The RSAs vest four years from the grant date or October 8, 2017.

The fair value of restricted shares of BCC’s stock vested during the years ended December 31, 2016, 2015 and 2014 was $10.0 million, $6.0 million and $5.5 million, respectively.

BCC recognized stock based compensation costs based on the grant date fair value.  The grant date fair value for stock options was calculated using the Black-Scholes option pricing model incorporating an estimated forfeiture rate and recognized the compensation costs for those shares vesting on a straight-line basis over the requisite service period of the award, which was generally the option vesting term of five years.

The following is a summary of BCC’s Class A common stock option activity:

		Weighted	Weighted
	Class A	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2013	21,282	$289.17	2.5	-
Exercised	-	-
Forfeited	-	-
Expired	(5,801)	455.00
Granted	-	-
Outstanding at December 31, 2014	15,481	$227.03	2.3	-
Exercised	-	-
Forfeited	(3,307)	92.09
Expired	(5,158)	475.12
Granted	-	-
Outstanding at December 31, 2015	7,016	$108.24	1.6	$-
Exercised	-	-
Forfeited	-	-
Expired	(402)	374.00
Granted	-	-
Stock options exchanged (1)	(6,614)	92.09	1.2	-
Outstanding at December 31, 2016	-	$-	-	$-

(1)	Options to acquire 6,614 shares of BCC Class A Common Stock were exchanged for options to acquire 35,716 shares of the Company's Class A Common Stock on December 15, 2016.

There were no BCC options granted or exercised during any of the years in the three year period ended December 31, 2016.

Included in the Company’s Consolidated Statements of Operations and Comprehensive Income is $6.1 million, $5.5 million and $3.7 million of share-based compensation expense related to BCC for the years ended December 31, 2016, 2015 and 2014, respectively.  There were no recognized tax benefit associated with the compensation expense for the years ended December 31, 2016, 2015 and 2014 as it was not more likely than not that BCC would realize the tax benefits associated with the share based compensation expense.

16.    Employee Benefit Plans and Incentive Compensation Program

Defined Contribution 401(k) Plan

The Company’s Employee Retirement Plan, is an Internal Revenue Code Section 401(k) Retirement Savings Plan.  Employees who have completed 90 days of service and have reached the age of 18 are eligible to participate in the 401(k) plan.   For the year ending December 31, 2016, an eligible employee under the plan was entitled to contribute up to $18,000, while an eligible employee over 50 years of age was entitled to contribute up to $24,000. During the years ended December 31, 2016, 2015 and 2014, the Company matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.  The match amounts vest immediately.  For the years ended December 31, 2016, 2015 and 2014, the Company recorded expense for its contributions to the 401(k) plan totaling approximately $0.5 million,  $0.4 million and $0.3 million, respectively.

Deferred Retirement Agreement

On September 13, 2005, the Company entered into an agreement with Glen R. Gilbert, the Company’s former Chief Financial Officer, pursuant to which the Company agreed to pay him a monthly retirement benefit of $5,449 beginning January 1, 2010.  During the third quarter of 2005, the Company recorded the present value of the retirement benefit payment, as actuarially determined, in the amount of $482,444, payable as a life annuity with 120 payments at 6.5% interest.  The interest on the retirement benefit is recognized monthly as compensation expense.  At December 31, 2016 and 2015, the deferred retirement obligation balance was approximately $423,000 and $459,000, respectively, which represents the present value of accumulated benefit related obligation and is included in other liabilities in the Company’s Consolidated Statements of Financial Condition.  The related compensation expense for the years ended December 31, 2016, 2015 and 2014 was approximately $29,000, $31,000 and $33,000, respectively.

Incentive Compensation Program

On September 29, 2008, Woodbridge’s Board of Directors approved the terms of an incentive program for certain employees, including certain executive officers, pursuant to which a portion of their compensation may be based on the cash returns realized on investments held by individual limited partnerships or other legal entities.  Certain of the participants in this incentive program are also employees and executive officers of the Company.  This incentive program qualifies as a liability-based plan and, accordingly, the components of the program are required to be evaluated in order to determine the estimated fair value of the liability, if any, to be recorded.  Based on the evaluation there was no liabilities recognized under the program at December 31, 2016 and 2015.

Bluegreen

Bluegreen’s Employee Retirement Plan (the “Bluegreen Retirement Plan”) is an Internal Revenue Code Section 401(k) Retirement Savings Plan.  Historically, all U.S.-based employees at least 21 years of age with at least three months of employment with Bluegreen are eligible to participate in the Bluegreen Retirement Plan.  The Bluegreen Retirement Plan provides for an annual employer discretionary matching contribution.  Bluegreen matches 100% of each participant’s contributions not exceeding 3% of each participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation.  Further, Bluegreen may make additional discretionary matching contributions not to exceed 4% of each participant’s compensation.   During the years ended December 31, 2016, 2015 and 2014, expenses recorded for Bluegreen’s contributions to the Bluegreen Retirement Plan totaled $5.0 million, $4.8 million and $4.6 million, respectively.

17.    Shares Subject to Mandatory Redemption

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

The 5% Cumulative Preferred Stock is mandatorily redeemable and classified as a liability in the Company’s Consolidated Statements of Financial Condition as of December 31, 2016 and 2015.   For the years ended December 31, 2016, 2015 and 2014,  the Company recorded  interest expense in its Consolidated Statements of Operations and Comprehensive Income of $1.2 million, $1.1 million and $1.1 million, respectively, of which $750,000 was paid during each of these three years as dividends on the 5% Cumulative Preferred Stock.

During December 2013, the Company made a $5 million loan to the holders of its 5% Cumulative Preferred Stock.  The loan is secured by 5,000 shares of 5% Cumulative Preferred Stock, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity in December 2018.

18.    Common Stock, Preferred Stock and Dividends

Common Stock

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

On September 21, 2009, the Company adopted a rights agreement (“Rights Agreement”) designed to preserve shareholder value and protect our ability to use available net operating loss carryforwards to offset future taxable income.  The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in the Company’s Class A Common Stock and Class B Common Stock, taken as a whole, without the prior approval of the Board of Directors. Shareholders of the Company at September 21, 2009 were not required to divest any shares.

On September 21, 2009, the Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10.0 million. The share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.

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

On September 4, 2015, the Company entered into Share Exchange Agreements with Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise as holders of restricted stock units of Class A Common Stock of BCC.  See Note 22 for information regarding the options exercised by the Company and the share exchanges consummated under the Share Exchange Agreements during 2015 and 2016. Upon the Company’s adoption of the BCC Equity Compensation Plans in connection with the Merger Agreement on December 15, 2016, the Share Exchange Agreements were terminated.

Preferred Stock

The Company’s authorized capital stock includes 10 million shares of preferred stock, par value of $.01 per share. See Note 17 for further information regarding the Company’s outstanding 5% Cumulative Preferred Stock.

Dividends

Prior to June 2016, the Company had never paid cash dividends on its common stock.  In June 2016, September 2016 and December 2016 the Company’s Board of Directors declared quarterly cash dividends on the Company’s Class A Common Stock and Class B Common Stock as follows:

			Per
			Common
			Share
	Record	Payment	Distribution
	Date	Date	Amount
June	6/20/2016	7/20/2016	$0.005
September	9/23/2016	10/20/2016	0.005
December	12/19/2016	1/20/2017	0.005
Total for 2016			$0.015

Future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition of the Company and other factors deemed relevant by the board of directors.  See Note 17 for information regarding dividends paid by the Company with respect to its 5% Cumulative Preferred Stock.

19.    Noncontrolling Interests

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
BCC	$-	62,728
Joint ventures and other	40,850	43,352
Total noncontrolling interests	$40,850	106,080

The following table summarizes the income recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014

BCC	$3,489	4,964	2,040
Joint ventures and other	9,806	13,841	11,415
Net income attributable to noncontrolling interests	$13,295	18,805	13,455

20.    Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share attributable to shareholders for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	For the Years Ended December 31,
	2016	2015	2014
Basic earnings per common share
Numerator:
Net income	$41,657	141,279	27,305
Less: Noncontrolling interests net income	13,295	18,805	13,455
Net income available to common
shareholders	$28,362	122,474	13,850

Denominator:
Basic weighted average number of
of common shares outstanding	86,902	87,022	84,502

Basic earnings per common share	$0.33	1.41	0.16

Diluted earnings per common share
Numerator:
Net income available to common
shareholders	$28,362	122,474	13,850

Denominator:
Basic weighted average number of
common shares outstanding	86,902	87,022	84,502
Effect of dilutive stock-based compensation	590	186	259
Diluted weighted average number of
common shares outstanding	87,492	87,208	84,761

Diluted earnings per common share	$0.32	1.40	0.16

During the year ending December 31, 2016, approximately 55,000 restricted stock awards and options to acquire 35,716 shares of Class A common stock were anti-dilutive.  During each of the years ended December 31, 2015 and 2014, there were no restricted stock awards or options to acquire shares of common stock that were anti-dilutive.

21.    Fair Value Measurement

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

Assets and liabilities on a recurring basis

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s consolidated financial statements as of December 31, 2016 or 2015.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2016 (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted prices in	Significant		Total
	Amount	Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the
	December 31,	Assets	Inputs	Inputs	Year Ended
Description	2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Loans measured for
impairment using the fair value
of the underlying collateral	$5,759	-	-	5,759	101

Impaired real estate held-for-sale	5,456	-	-	5,456	3,271
Total	$11,215	-	-	11,215	3,372

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2016 on assets that were held and measured at fair value as of December 31, 2016.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis is as follows (Fair Value in thousands):

As of December 31, 2016	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$5,759	Collateral	Value less Cost to Sell	$0.1 - $0.7 million ($0.3 million)

Impaired real estate		Fair Value of
held-for-sale	5,456	Property	Asset Purchase Agreements	$0.1 - $1.4 million ($0.5 million)
Total	$11,215		and appraisals

(1)	Range and average appraised values were reduced by estimated costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2015 (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted prices in	Significant		Total
	Amount	Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the
	December 31,	Assets	Inputs	Inputs	Year Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$186	-	-	186	120
Impaired real estate held-for-sale
and held-for-investment	13,257	-	-	13,257	3,000
Impaired loans held-for-sale	5,856	-	-	5,856	740
Total	$19,299	-	-	19,299	3,860

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2015 on assets that were held and measured at fair value as of December 31, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis was as follows (Fair Value in thousands):

As of December 31, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for impairment			Discount Rates and
using the fair value of the		Fair Value of	Appraised Value
underlying collateral	$186	Collateral	less Cost to Sell	$0.2 - $0.4 million ($0.3 million)

Impaired real estate held-for-		Fair Value of	Discount Rates and Appraised
sale and held-for-investment	13,257	Property	Value less Cost to Sell	$0.3 - $11.0 million ($2.0 million)
		Fair Value of	Discount Rates and Appraised
Impaired loans held-for-sale	5,856	Collateral	Value less Cost to Sell	$0.1 -$0.5 million ($0.2 million)
Total	$19,299

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no liabilities measured at fair value on a non-recurring basis in the Company’s consolidated financial statements as of December 31, 2016 or 2015.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of the Company’s loans are collateral dependent. The fair value of the Company’s loans may significantly increase or decrease based on changes in property values as its loans are primarily secured by real estate. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans and broker price opinions to assist in measuring homogeneous impaired loans. The appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral, and the Company may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, the Company uses its judgment on market conditions to adjust the most current appraisal. As a consequence, the calculation of the fair value of the collateral is considered a Level 3 input. The Company generally recognizes impairment losses based on third party broker price opinions when impaired homogeneous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for consolidated financial instruments at December 31, 2016 and 2015 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2016	2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$299,861	299,861	299,861	-	-
Restricted cash	46,456	46,456	46,456	-	-
Loans receivable including loans held-
for-sale, net	$25,521	27,904	-	-	27,904
Notes receivable, net	430,480	545,000	-	-	545,000
Notes receivable from preferred shareholders (1)	5,063	4,900	-	-	4,900

Financial liabilities:
Receivable-backed notes payable	$414,989	420,400	-	-	420,400
Notes and mortgage notes payable and
other borrowings	133,790	135,404	-	-	135,404
Junior subordinated debentures	152,367	149,200	-	-	149,200
Shares subject to mandatory redemption	13,517	13,600	-	-	13,600

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$198,905	198,905	198,905	-	-
Restricted cash	59,365	59,365	59,365	-	-
Loans receivable including loans held-
for-sale, net	$55,389	63,668	-	-	63,668
Notes receivable, net	415,598	495,000	-	-	495,000
Notes receivable from preferred shareholders (1)	5,063	4,500	-	-	4,500

Financial liabilities:
Receivable-backed notes payable	$403,912	406,600	-	-	406,600
Notes and mortgage notes payable and
other borrowings	120,994	124,456	-	-	124,456
Junior subordinated debentures	150,485	116,500	-	-	116,500
Shares subject to mandatory redemption	13,098	11,900	-	-	11,900

(1)	Notes receivable from preferred shareholders is included in other assets in the Company’s Consolidated Statements of Financial Condition as of December 31, 2016 and 2015.

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

The fair value of the Company’s accruing loans is calculated using an income approach with Level 3 inputs by discounting forecasted cash flows using estimated market discount rates that reflect the interest rate and credit risk inherent in the loan portfolio. The Company’s management assigns a credit risk premium and an illiquidity adjustment to these loans based on delinquency status. The fair value of non-accruing collateral dependent loans is estimated using an income approach with Level 3 inputs utilizing the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

The fair value of notes receivable and note receivable from preferred shareholders are estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

The fair value of the 5% Cumulative Preferred Stock, which is subject to mandatory redemption, is calculated using the income approach with Level 3 inputs by discounting the estimated cash flows at a market discount rate.

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

The fair value of other borrowings is measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

The fair value of Community Development Bonds is measured using the market approach with level 3 inputs obtained based on estimated market prices of similar financial instruments.

The fair value of junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

22.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 76% of the Company’s total voting power.  Mr. Abdo was Vice Chairman of BCC prior to the Merger. Mr. Abdo became Chairman of Bluegreen during December 2015 following Mr. Alan Levan’s resignation from such position (as described below) after previously serving as Bluegreen’s Vice Chairman. In December 2015, Mr. Alan Levan resigned as Chairman, Chief Executive Officer and President of the Company~~,~~ as Chairman and Chief Executive Officer of BCC and as chairman of Bluegreen. Jarett S. Levan, Executive Vice President of the Company, and President of BCC and son of Alan B. Levan, was appointed Acting Chairman of the Board and Chief Executive Officer and President of the Company and Acting Chairman and Chief Executive Officer of BCC.  Further, Seth M. Wise is an executive officer and director of the Company, and Raymond S. Lopez is an executive officer of the Company,  and were each executive officers of BCC. The Company and BCC owned 54% and 46%, respectively, of Woodbridge prior to the merger.  Currently, Woodbridge is a wholly-owned subsidiary of the Company and Woodbridge is the sole shareholder of Bluegreen.  See Note 3 – Merger for a description of the BCC Merger in which BCC merged with and into a wholly owned subsidiary of the Company.

On February 7, 2017, the Company’s Board of Directors reappointed Alan B. Levan as Chairman of the Board and Chief Executive Officer of the Company.  Jarett S. Levan, who was serving as Acting Chairman, Chief Executive Officer and President of the Company, will continue to serve as President of the Company.

On May 8, 2015, the Company,  BCC, Woodbridge, Bluegreen and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. The parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  Bluegreen paid the Company $26.2 million and $19.2 million during the years ended December 31, 2016 and 2015, respectively, pursuant to the Agreement to Allocate Consolidated Income Tax Liability and Benefits.

On September 4, 2015, the Company entered into Share Exchange Agreements with Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise (collectively, the “BCC  RSU Holders”) as holders of restricted stock units of Class A Common Stock of BCC (“BCC RSUs”). Pursuant to the Share Exchange Agreements, (a) each BCC RSU Holder granted the Company the option to acquire, simultaneously with the vesting of each BCC RSU, some or all of the shares of BCC’s Class A Common Stock which, absent the Share Exchange Agreement, would (after withholding) have been received by the BCC RSU Holder upon the vesting of the BCC RSUs and (b) the Company agreed to issue to the BCC RSU Holder shares of the Company’s Class A Common Stock or Class B Common Stock having an aggregate market value equal to the aggregate market value of the shares of BCC’s Class A Common Stock acquired by the Company upon the option exercise. Pursuant to the Share Exchange Agreements, the market value of the shares of the Company’s Class A Common Stock and Class B Common Stock and of the BCC’s Class A Common Stock is the closing price of the applicable company’s class of stock on the trading day immediately preceding the date of closing of the share exchange.

On September 1, 2015, the Company’s Board of Directors approved (a) the exercise in full of the Company’s options with respect to all of the BCC RSUs held by the BCC RSU Holders which vested on September 30, 2015 and (b) the issuance of shares of the Company’s Class B Common Stock in exchange therefor.  In connection with this option exercise, on September 30, 2015, the Company issued a total of 1,218,476 shares of its Class B Common Stock to the BCC RSU Holders and received a total of 221,821 shares of BCC’s Class A Common Stock in exchange therefor.  The share exchanges were effected simultaneously with the vesting of the applicable BCC RSUs on September 30, 2015 and were based on the closing prices of the Company’s Class B Common Stock and BCC’s Class A Common Stock on September 29, 2015 of $2.88 per share and $15.82 per share, respectively. The following table sets forth the number of shares issued and exchanged in the September 2015 transaction described above.

BBX Capital RSU Holder	Number of Shares of the Company’s Class B Common Stock Issued to the BCC RSU Holder	Number of Shares of BCC’s Class A Common Stock Received by the Company
Alan B. Levan	405,624	73,843
John E. Abdo	405,624	73,843
Jarett S. Levan	204,413	37,213
Seth M. Wise	202,815	36,922
Total	1,218,476	221,821

On September 12, 2016, the Board of Directors approved (a) the exercise in full of the Company’s options with respect to all of the BCC RSUs held by the BCC RSU Holders which were scheduled to vest between September 30, 2016 and October 4, 2016 and (b) the issuance of shares of the Company’s Class B Common Stock in exchange therefor. In addition, during September 2016, each BCC RSU Holder agreed, as a result of the Company’s entry into the Merger Agreement on July 27, 2016 and the 5.4 exchange ratio contemplated thereby, to receive no more than 5.4 shares of the Company’s Class A Common Stock or Class B Common Stock for each share of BCC’s Class A Common Stock subject to vested BCC RSUs with respect to any share exchanges effected during the pendency of the Merger Agreement. Between September 30, 2016 and October 4, 2016, the Company issued a total of 1,530,822 shares of its Class B Common Stock to the BCC RSU Holders and received a total of 283,486 shares of BCC’s Class A Common Stock in exchange therefor. Because the exchange ratio calculated by dividing the closing price of BCC’s Class A Common Stock on each relevant date by the closing price of the Company’s Class B Common Stock on each such date exceeded 5.4, the Company issued 5.4 shares of its Class B Common Stock for each share of BCC’s Class A Common Stock received by it between September 30, 2016 and October 4, 2016. Upon the Company’s adoption of the BCC Equity Compensation Plans on December 15, 2016, the share exchange agreements were terminated.

The following table sets forth the number of shares issued and exchanged in the 2016 transaction described above.

Individual Reporting Person	Date of Share Exchange	Number of Shares of the Company’s Class B Common Stock Issued to the BCC RSU Holder	Number of Shares of BCC’s Class A Common Stock Received by the Company
Alan B. Levan	9/30/2016	398,752	73,843
	10/1/2016	107,800	19,963
John E. Abdo	9/30/2016	398,752	73,843
	10/2/2016	107,800	19,963
Jarett S. Levan	9/30/2016	204,962	37,956
	10/3/2016	53,897	9,981
Seth M. Wise	9/30/2016	204,962	37,956
	10/4/2016	53,897	9,981
Total		1,530,822	283,486

During each of the years ended December 31, 2016, 2015 and 2014, the Company paid Abdo Companies, Inc. approximately $306,000 in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in investments that the Company has sponsored and in which the Company holds investments.

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

From time to time, we revise the identification of our segments and/or the measurement of each segment’s operating results.  These revisions are generally the result of changes in the alignment of segment operations or changes in how our management reviews and assesses profitability and allocates resources to each segment.

The Chief Operating Decision Maker (“CODM”) views the Company and its organizational structure based on the Company’s investments in its major operating companies.  For the years ended December 31, 2015 and 2014 the Company reported its results of operations through two reportable segments: Bluegreen and BCC, the Company’s then major operating companies. During the fourth quarter of 2016, the Company completed the acquisition of all outstanding shares of BCC not previously owned by the Company. As a consequence, the Company will no longer maintain discrete financial information for BCC and BCC will no longer be a reportable segment.  As a result of the changes in its organizational structure, the Company determined that it was appropriate to report its results of operations through three reportable segments: Bluegreen, BBX Capital Real Estate and Renin.  For the years ended December 31, 2015 and 2014 segment information was changed retrospectively to conform to 2016 presentation.

In the table for the years ended December 31, 2016, 2015 and 2014 amounts set forth in the column entitled “Corporate Expenses & Other” include the operations of BBX Sweet Holdings, interest expense associated with Woodbridge’s trust preferred securities (“TruPs”), and corporate overhead. BBX Sweet Holdings consists of the results of acquired businesses in the sugar and confectionary industry. The operations of BBX Sweet Holdings were evaluated and management concluded that this operating segment did not warrant separate presentation as a reportable segment and therefore was aggregated into the “Corporate Expenses & Other” category.

The Company evaluates segment performance based on segment income before income taxes.

Set forth below is summary information regarding the Company’s reportable segments:

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

BBX Capital Real Estate

BBX Capital Real Estate activities include the acquisition, ownership and management of real estate, and real estate development projects as well as investments in real estate joint ventures. BBX Capital Real Estate also manages the legacy assets acquired in the BB&T Transaction.  The legacy assets include portfolios of loans receivable, real estate properties and previously charged-off BankAtlantic loans.

Renin

Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through its headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada and the United States. During 2016, total revenues for the Renin reportable segment include $30.4 million of trade sales to two major customers and their affiliates. Renin’s revenues and properties and equipment located outside the United States totaled $19.8 million and $1.6 million, respectively.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2016 (in thousands):

	Reportable Segments
		BBX Capital		Corporate
		Real		Expenses &		Segment
	Bluegreen	Estate	Renin	Other	Eliminations	Total
Revenues:
Sales of VOIs	$266,142	-	-	-	-	266,142
Fee-based sales commission revenue	201,829	-	-	-	-	201,829
Other fee-based services revenue	103,448	-	-	-	-	103,448
Trade sales	-	-	65,225	30,771	-	95,996
Interest income	89,510	3,606	-	321	(8,000)	85,437
Net gains on sales of assets	-	6,076	-	-	-	6,076
Other revenue	-	5,067	-	-	-	5,067
Total revenues	660,929	14,749	65,225	31,092	(8,000)	763,995

Costs and Expenses:
Cost of sales of VOIs	27,346	-	-	-	-	27,346
Cost of other fee-based services	64,479	-	-	-	-	64,479
Cost of trade sales	-	-	47,088	27,253	-	74,341
Interest expense	30,853	-	313	12,871	(8,000)	36,037
Recoveries from loan losses, net	-	(20,508)	-	-	-	(20,508)
Asset impairments, net	-	2,304	-	2,352	-	4,656
Selling, general and administrative
expenses	415,027	11,864	17,186	73,651	(971)	516,757
Total costs and expenses	537,705	(6,340)	64,587	116,127	(8,971)	703,108

Equity in net earnings of unconsolidated
real estate joint ventures	-	13,630	-	-	-	13,630
Foreign exchange gain	-	-	219	-	-	219
Other income	1,724	-	-	2,547	(971)	3,300
Income (loss) before income taxes	$124,948	34,719	857	(82,488)	-	78,036

Total assets	$1,128,630	179,856	28,913	723,214	(624,545)	1,436,068

Equity method investments
included in total assets	$-	43,374	-	-	-	43,374
Expenditures for segment fixed assets	$9,605	266	1,718	1,350	-	12,939
Depreciation and amortization	$4,534	603	901	2,051	-	8,089
Goodwill	$-	-	-	6,731	-	6,731

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2015 (in thousands):

	Reportable Segments
		BBX Capital		Corporate
		Real		Expenses &		Segment
	Bluegreen	Estate	Renin	Other	Eliminations	Total
Revenues:
Sales of VOIs	$259,236	-	-	-	-	259,236
Fee-based sales commission revenue	173,659	-	-	-	-	173,659
Other fee-based services revenue	97,539	-	-	-	-	97,539
Trade sales	-	-	56,461	27,823	-	84,284
Interest income	84,331	9,921	-	135	(5,622)	88,765
Net gains (losses) on sales of assets	-	31,181	-	(89)	-	31,092
Other revenue	-	5,540	-	511	(419)	5,632
Total revenues	614,765	46,642	56,461	28,380	(6,041)	740,207

Costs and Expenses:
Cost of sales of VOIs	22,884	-	-	-	-	22,884
Cost of other fee-based services	60,942	-	-	-	-	60,942
Cost of trade sales	-	-	42,123	20,584	-	62,707
Interest expense	35,698	-	309	10,441	(6,040)	40,408
Recoveries from loan losses, net	-	(13,457)	-	-	-	(13,457)
Impairment of assets, net	-	287	-	-	-	287
Litigation settlement	-	-	-	36,500	-	36,500
Selling, general and administrative
expenses	373,804	12,773	15,049	66,134	(1,060)	466,700
Total costs and expenses	493,328	(397)	57,481	133,659	(7,100)	676,971

Equity in net losses of unconsolidated
real estate joint ventures	-	(1,565)	-	-	-	(1,565)
Foreign exchange loss	-	-	(1,038)	-	-	(1,038)
Other income, net	2,883	-	-	2,226	(1,059)	4,050
Income (loss) before taxes	124,320	45,474	(2,058)	(103,053)	-	64,683

Total assets	$1,083,151	204,787	22,778	548,332	(518,088)	1,340,960

Equity method investments
included in total assets	$-	42,962	-	-	-	42,962
Expenditures for segment fixed assets	$9,176	4	92	3,538	-	12,810
Depreciation and amortization	$6,940	810	643	2,118	-	10,511
Goodwill	$-	-	-	7,601	-	7,601

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2014 (in thousands):

	Reportable Segments
		BBX Capital		Corporate
		Real		Expenses &		Segment
	Bluegreen	Estate	Renin	Other	Eliminations	Total
Revenues:
Sales of VOIs	$262,334	-	-	-	-	262,334
Fee-based sales commission revenue	144,239	-	-	-	-	144,239
Other fee-based services revenue	92,089	-	-	-	-	92,089
Interest income	81,666	5,072	-	92	(338)	86,492
Trade sales	-	-	57,839	16,245	(1)	74,083
Net gains on sales of assets	-	5,527	-	-	-	5,527
Other revenue	-	7,414	-	456	(448)	7,422
Total revenues	580,328	18,013	57,839	16,793	(787)	672,186

Costs and Expenses:
Cost of sales of VOIs	30,766	-	-	-	-	30,766
Cost of other fee-based services	56,941	-	-	-	-	56,941
Cost of trade sales	-	-	43,888	10,794	-	54,682
Interest expense	41,324	1,002	551	5,449	(924)	47,402
Recoveries from loan losses, net	-	(7,155)	-	-	-	(7,155)
Impairment of assets, net	-	7,015	-	-	-	7,015
Selling, general and administrative
expenses	345,191	16,121	14,729	46,756	(1,148)	421,649
Total costs and expenses	474,222	16,983	59,168	62,999	(2,072)	611,300

Equity in net loss from unconsolidated
real estate joint ventures	-	(559)	-	(14)	-	(573)
Foreign exchange loss	-	-	(715)	-	-	(715)
Other income, net	3,388	-	-	2,677	(1,285)	4,780
Income (loss) before income taxes	$109,494	471	(2,044)	(43,543)	-	64,378

Total assets	$1,045,498	216,101	23,661	456,386	(330,350)	1,411,296

Equity method investments
included in total assets	$-	16,065	-	-	-	16,065
Expenditures for segment fixed assets	$18,049	996	93	315	-	19,453
Depreciation and amortization	$6,909	802	602	1,086	-	9,399
Goodwill	$-	-	-	7,377	-	7,377

24.    Selected Quarterly Results (Unaudited)

The following tables summarize the results of operations for each fiscal quarter during the years ended December 31, 2016 and 2015 (in thousands except for per share data):

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$165,639	192,965	208,236	197,155	763,995
Costs and expenses	153,310	192,616	171,685	185,497	703,108
	12,329	349	36,551	11,658	60,887
Equity in net (losses) earnings of
unconsolidated real estate joint ventures	(342)	1,655	4,480	7,837	13,630
Foreign exchange gains (losses)	210	110	5	(106)	219
Other income, net	263	189	1,459	1,389	3,300
Income before income taxes	12,460	2,303	42,495	20,778	78,036
(Provision) benefit for income taxes	(5,107)	368	(19,118)	(12,522)	(36,379)
Net income	7,353	2,671	23,377	8,256	41,657
Less: Net income attributable to
noncontrolling interests	1,871	2,427	5,602	3,395	13,295
Net income to common shareholders	5,482	244	17,775	4,861	28,362

Basic earnings per common share	$0.06	0.00	0.21	0.05	0.33

Diluted earnings per common share	$0.06	0.00	0.21	0.05	0.32

Basic weighted average number of common shares outstanding	86,839	85,946	85,864	88,949	86,902

Diluted weighted average number of common and common equivalent shares outstanding	87,013	86,145	86,573	89,961	87,492

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$149,893	190,971	199,291	200,052	740,207
Costs and expenses	136,587	191,605	175,218	173,561	676,971
	13,306	(634)	24,073	26,491	63,236
Equity in net losses of unconsolidated
real estate joint ventures	(304)	(291)	(158)	(812)	(1,565)
Foreign exchange (losses) gains	(469)	70	(236)	(403)	(1,038)
Other income, net	1,248	1,114	1,205	483	4,050
Income before income taxes	13,781	259	24,884	25,759	64,683
(Provision) benefit for income taxes	(8,609)	90,353	(4,213)	(935)	76,596
Net income	5,172	90,612	20,671	24,824	141,279
Less: Net income attributable to
noncontrolling interests	3,286	6,317	4,313	4,889	18,805
Net income to common shareholders	1,886	84,295	16,358	19,935	122,474

Basic earnings per common share	$0.02	0.97	0.19	0.23	1.41

Diluted earnings per common share	$0.02	0.97	0.19	0.23	1.40

Basic weighted average number of common shares outstanding	87,136	87,093	87,023	86,839	87,022

Diluted weighted average number of common and common equivalent shares outstanding	87,332	87,286	87,174	87,175	87,208

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15€ and 15d-15€) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management.  As of December 31, 2016, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  As of December 31, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital Corporation

We have audited the internal control over financial reporting of BBX Capital Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 14, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida

March 14, 2017

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The remaining information required by Items 10 through 14 of Part III of Form 10-K will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2017 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2016. Alternatively, we may provide the information required by Items 10 through 14 of Part III of Form 10-K in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Documents Filed as Part of this Report:

1)	Financial Statements

The following consolidated financial statements of BBX Capital Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.

Reports of Independent Registered Public Accounting Firms.

Consolidated Statements of Financial Condition as of December 31, 2016 and 2015.

Consolidated Statements of Operations and Comprehensive Income for each of the years in the three year period ended December 31, 2016.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2016.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2016.

Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules

Schedule III – Real estate and accumulated depreciation for BBX Capital Corporation

Schedule IV – Mortgage loans on real estate for BBX Capital Corporation

All other schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

3)	Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
2.1	Agreement and Plan of Merger, dated July 27, 2016, by and among the Company, BBX Merger Subsidiary LLC and BBX Capital Corporation	Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 28, 2016
2.2	Letter Agreement, dated October 20, 2016, amending the Agreement and Plan of the Merger, dated as of July 27, 2016 by and among the Company, BBX Merger Subsidiary LLC and BBX Capital Corporation	Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on October 20, 2016

3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997
3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K filed June 27, 2002
3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003
3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005
3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008
3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009
3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009
3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009
3.9	Amendment to the Amended and Restated Articles of Incorporation, effective December 19, 2013	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 23, 2013
3.10	Amendment to the Amended and Restated Articles of Incorporation, effective January 30, 2017	Exhibit A of the Registrant’s Definitive Information Statement on Schedule 14C filed January 9, 2017
3.11	Bylaws, as amended	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed February 12, 2015
4.1	Specimen Class A Common Stock Certificate	Exhibit 4.1 filed with this Report
4.2	Specimen Class B Common Stock Certificate	Exhibit 4.2 filed with this Report
4.3	Rights Agreement dated as of September 21, 2009 by and between BFC Financial Corporation and American Stock Transfer and Trust Company, LLC as Rights Agent.	Exhibit 4.1 of Registrant’s Current Report on Form 8-K, filed September 25, 2009
10.1	BFC Financial Corporation 2014 Stock Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015
10.2	BFC Financial Corporation 2005 Stock Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2012
10.3	BBX Capital 2005 Restricted Stock and Option Plan, as amended	Exhibit 10.3 filed with this Report
10.4	BBX Capital 2014 Stock Incentive Plan, as amended	Exhibit 10.4 filed with this Report
10.5	Employment agreement between Alan B. Levan and BFC Financial Corporation	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.6	Employment agreement between John E. Abdo and BFC Financial Corporation	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.7	Employment agreement between Seth M. Wise and BFC Financial Corporation	Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.8	Employment agreement between Jarett S. Levan and BFC Financial Corporation	Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.9	Employment agreement between Ray S. Lopez and BFC Financial Corporation	Exhibit 10.1 of Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015
10.10	Employment agreement between Alan B. Levan and BBX Capital Corporation	Exhibit 10.10 filed with this Report
10.11	Employment agreement between John E. Abdo and BBX Capital Corporation	Exhibit 10.11 filed with this Report

10.12	Employment agreement between Jarett S. Levan and BBX Capital Corporation	Exhibit 10.12 filed with this Report
10.13	Employment agreement between Seth M. Wise and BBX Capital Corporation	Exhibit 10.13 filed with this Report
10.14	Employment agreement between Ray S. Lopez and BBX Capital Corporation	Exhibit 10.14 filed with this Report
10.15

Indenture between BXG Receivables Note Trust 2012-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of August 15, 2012.

Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.16	Sale Agreement by and among BRFC 2012-A LLC as Depositor and BXG Receivables Note Trust 2012-A as Issuer dated as of August 15, 2012	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.17	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.18	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012.	Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.19

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

Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013
10.20	BXG Receivables Note Trust 2013-A, Standard Definitions	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.21

Indenture between BXG Receivables Note Trust 2013-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of September 15, 2013

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.22	Sale Agreement by and among BRFC 2013-A LLC, as Depositor, and BXG Receivables Note Trust 2013-A, as Issuer, dated as of September 15, 2013	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.23	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2013-A LLC, as Depositor, dated as of September 15, 2013	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.24	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2013-A LLC as Depositor, dated as of September 15, 2013	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.25	Amended and Restated Purchase and Contribution Agreement, dated as of December 1, 2013, by and among Bluegreen Corporation and Bluegreen Timeshare Finance Corporation I	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.26	Amended and Restated Sale Agreement, dated as of December 1, 2013, by and among Bluegreen Timeshare Finance Corporation I and BXG Timeshare Trust I	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on December 23, 2013

10.27

Fifth Amended and Restated Indenture, dated as of December 1, 2013, among BXG Timeshare Trust I, Bluegreen Corporation, Vacation Trust, Inc., Concord Servicing Corporation, U.S. Bank National Association, Branch Banking and Trust Company and DZ Bank AG

Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.28

Fifth Amended and Restated Note Funding Agreement, dated as of December 1, 2013, by and among BXG Timeshare Trust I, Bluegreen Corporation, Bluegreen Timeshare Finance Corporation I, the purchasers from time to time parties thereto, Branch Banking and Trust Company and DZ Bank AG

Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.29	Amended and Restated Trust Agreement, dated as of December 17, 2013, by and among Bluegreen Timeshare Finance Corporation I, GSS Holdings, Inc., and Wilmington Trust Company	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.30	Sixth Amended and Restated Standard Definitions	Exhibit 10.6 of Registrant's Current Report on Form 8-K filed on December 23, 2013
10.31	Credit Agreement dated November 5, 2014, among Bluegreen Corporation, as Borrower, Fifth Third Bank, as Administrative Agent and L/C Issuer, and Guarantors and Lenders party thereto	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on November 10, 2014
10.32

Indenture, dated as of January 15, 2015, between BXG Receivables Note Trust 2015-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.33	Sale Agreement, dated as of January 15, 2015, by and among BRFC 2015-A LLC, as Depositor, and BXG Receivables Note Trust 2015-A, as Issuer	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.34	Transfer Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2015-A LLC, as Depositor	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.35	Purchase and Contribution Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, as Seller, and BRFC 2015-A LLC, as Depositor	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.36	BXG Receivables Note Trust 2015-A, Standard Definitions	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.37	Second Amended and Restated Secured Promissory Note dated June 25, 2015, by and among Bluegreen Vacations Unlimited, Inc., as Borrower, and Pacific Western Bank, as Lender	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on June 30, 2015
10.38	Second Amendment to Amended and Restated Loan and Security Agreement dated June 25, 2015, by and among Bluegreen Corporation, as Borrower, and Pacific Western Bank, as Lender	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on June 30, 2015
10.39

Third Amended and Restated Revolving Promissory Note (Hypothecation Facility) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on July 7, 2015

10.40

First Amended and Restated Loan and Security Agreement (Hypothecation Facility) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower and National Bank of Arizona, as Lender

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.41	First Amended and Restated Promissory Note (Inventory Loan) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.42	First Amended and Restated Loan Agreement (Inventory Loan) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.43	Loan Agreement and Promissory Note, dated April 17, 2015, between BFC Financial Corporation and Bluegreen Specialty Finance, LLC	Exhibit (b)(1) to Amendment No. 2 of the Schedule TO-T filed by Registrant with the Securities and Exchange Commission on April 22, 2015
10.44	Tax Sharing Agreement dated as of May 8, 2015, by and among BFC Financial Corporation, BBX Capital and Bluegreen	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013
10.45

Indenture dated as of March 17, 2016, between BXG Receivables Note Trust 2016-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.46	Sale Agreement, dated as of March 17, 2016, by and among BRFC 2016-A LLC, as Depositor, and BXG Receivables Note Trust 2016-A, as Issuer	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.47	Transfer Agreement, dated as of March 17, 2016, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2016-A LLC, as Depositor	Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.48	Purchase and Contribution Agreement, dated as of March 17, 2016, by and among Bluegreen Corporation, as Seller, and BRFC 2016-A LLC, as Depositor	Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.49	BXG Receivables Note Trust 2016-A, Standard Definitions	Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.50	Amended and Restated Credit Agreement dated as of December 16, 2016, by and among Bluegreen Corporation, as Borrower and Fifth Third Bank, as Administrative Agent and L/C Issuer	Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 22, 2016
10.51

Amended and Restated Security Agreement, dated as of December 16, 2016, by and among Bluegreen Corporation, as Borrower, Bluegreen Vacations Unlimited, Inc. and Bluegreen Resorts Management, Inc. as Grantors, and Fifth Third Bank, as Administrative Agent

Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on December 22, 2016
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

Schedule III – Real Estate Investments and Accumulated Depreciation

BBX Capital Corporation

As of December 31, 2016

(Dollars in thousands)

			Capitalized
	Initial Costs		Costs						Depreciable
		Building and	Subsequent to		Total	Accumulated	Year of	Foreclosure	Lives
Property	Land	Improvements	Acquisition	Other	Cost (1)	Depreciation	Construction	Month/Year	(Years)
RoboVault	$1,590	6,310	-	-	7,900	1,207	2009	4/2013	40
Villas San Michele	880	5,260	-	-	6,140	115	2008	9/2013	40
	$2,470	11,570	-	-	14,040	1,322

(1)	The aggregate cost for federal income tax purposes is $19.5 million.

The following table presents the changes in BBX Capital’s real estate investments for the year ended December 31, 2016:

	Total	Accumulated
(in thousands)	Costs	Depreciation
Balance at December 31, 2015	$7,900	840
Depreciation	-	367
Transfer to property and equipment	6,140	115
Balance at December 31, 2016	$14,040	1,322

Schedule IV – Mortgage Loans on Real Estate

BBX Capital Corporation

As of December 31, 2016

(Dollars in thousands)

								Principal
								Amount of
								Loans Subject
Number		Interest	Final	Periodic		Face	Carrying	to Delinquent
of		Rate	Maturity	Payment	Prior	Amount	Amount of	Principal
Loans	Description	(1)	Date (2)	Terms	Liens	of Loans	Loans (3)	or Interest

71	First-lien 1-4 Family (4)	5.30%	11/9/2033	Monthly	$-	23,079	14,167	16,726

43	Second lien -Consumer	3.99%	12/14/2017	Monthly	8,468	4,466	1,800	841

12	Small Business Real Estate	6.79%	5/11/2025	Monthly	-	2,724	2,284	-

	Large Balance Commercial Real Estate Loans
1	Marina	2.45%	1/1/2018	Monthly	-	4,189	1,894	-
1	Land	4.00%	12/31/2016	Maturity	-	3,985	3,985	3,985
	Total Mortgage Loans				$8,468	38,443	24,130	21,552

(1)	Represents weighted average interest rates for mortgage loans grouped by category when there is more than one loan in the category.
(2)	Represents weighted average maturity dates for mortgage loans grouped by category when there is more than one loan in the category.
(3)	The aggregate cost for federal income tax purposes was $27.4 million.
(4)	The Company does not own the servicing on these loans.

The following table presents the changes in the Company’s mortgage loans for the year ended December 31, 2015 (in thousands):

Balance at December 31, 2015	$43,545
Advances on existing mortgages	-
Collections of principal	(14,761)
Foreclosures	(4,807)
Costs of mortgages sold	-
Balance at December 31, 2016	$23,977

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                             BBX CAPITAL CORPORATION

March 14, 2017By: /s/ Alan B. Levan

      Alan  B. Levan, Chairman of the Board

      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 14, 2017
Alan B. Levan	Chairman of the Board and Chief Executive Officer

/s/ John E. Abdo		March 14, 2017
John E. Abdo	Vice Chairman of the Board

/s/ Jarett S. Levan		March 14, 2017
Jarett S. Levan	President and Director

/s/ Seth M. Wise		March 14, 2017
Seth M. Wise	Executive Vice President and Director

/s/ Raymond S. Lopez		March 14, 2017
Raymond S. Lopez	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Risk Officer

/s/Norman H. Becker		March 14, 2017
Norman H. Becker	Director

/s/Steven M. Coldren		March 14, 2017
Steven M. Coldren	Director

/s/ Darwin Dornbush		March 14, 2017
Darwin Dornbush	Director

/s/Willis N. Holcombe		March 14, 2017
Willis N. Holcombe	Director

/s/ Oscar J. Holzmann		March 14, 2017
Oscar J. Holzmann	Director

/s/ Alan Levy		March 14, 2017
Alan Levy	Director

/s/ Joel Levy		March 14, 2017
Joel Levy	Director

/s/ William Nicholson		March 14, 2017
William Nicholson	Director

/s/Tony P. Segreto		March 14, 2017
Tony P. Segreto	Director

/s/ Neil A. Sterling		March 14, 2017
Neil A. Sterling	Director

/s/Charlie C. Winningham, II		March 14, 2017
Charlie C. Winningham, II	Director