Form 10-Q
period 2017-03-31
BBX Capital Corp
filed 2017-05-09
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2017

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 1, 2017 is as follows:

Class A Common Stock of $.01 par value, 84,896,527 shares outstanding.
Class B Common Stock of $.01 par value, 16,754,009 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital Corporation
Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$262,392	299,861
Restricted cash ($21,781 in 2017 and $21,894 in 2016 in variable
interest entities ("VIEs"))	50,495	46,456
Loans receivable	24,023	25,521
Notes receivable, net ($271,102 in 2017 and $287,111 in 2016 in VIEs)	425,002	430,480
Construction funds receivable	19,077	20,744
Inventory	279,542	268,514
Real estate held-for-sale, net	30,288	33,345
Real estate held-for-investment	12,037	12,029
Investments in unconsolidated real estate joint ventures	43,421	43,374
Property and equipment, net	96,149	95,998
Goodwill and intangible assets, net	74,995	75,186
Other assets	97,482	84,560
Total assets	$1,414,903	1,436,068

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$28,955	28,855
Deferred income	36,627	37,015
Escrow deposits	24,407	20,152
Other liabilities	80,301	95,611
Receivable-backed notes payable - recourse	84,312	87,631
Receivable-backed notes payable - non-recourse	308,718	327,358
Notes and mortgage notes payable and other borrowings	127,944	133,790
Junior subordinated debentures	134,398	152,367
Deferred income taxes	54,053	44,318
Shares subject to mandatory redemption	13,627	13,517
Total liabilities	893,342	940,614

Commitments and contingencies (See Note 8)

Preferred stock of $.01 par value; authorized 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	-	-

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 84,878,228 in 2017 and 84,844,439 in 2016	848	848
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 13,151,000 in 2017 and 13,184,789 in 2016	132	132
Additional paid-in capital	196,729	193,347
Accumulated earnings	279,271	259,110
Accumulated other comprehensive income	935	1,167
Total shareholders' equity	477,915	454,604
Noncontrolling interests	43,646	40,850
Total equity	521,561	495,454
Total liabilities and equity	$1,414,903	1,436,068

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2017	2016
Revenues
Sales of vacation ownership interests ("VOIs")	$54,457	56,370
Fee-based sales commission revenue	45,154	40,147
Other fee-based services revenue	26,120	25,555
Trade sales	23,513	20,962
Interest income	21,155	21,141
Net gains (losses) on sales of assets	295	(46)
Other revenue	1,132	1,618
Total revenues	171,826	165,747

Costs and Expenses
Cost of sales of VOIs	3,318	3,916
Cost of other fee-based services	17,063	15,010
Cost of trade sales	18,073	15,047
Interest expense	8,824	9,067
Recoveries from loan losses, net	(3,094)	(1,748)
Asset recoveries, net	(13)	(37)
Net gains on cancellation of junior subordinated debentures	(6,929)	-
Litigation costs and penalty reimbursements	(9,606)	-
Selling, general and administrative expenses	114,195	112,055
Total costs and expenses	141,831	153,310

Equity in net earnings (losses) of unconsolidated
real estate joint ventures	3,714	(342)
Foreign exchange gain	191	210
Other (expense) income, net	(175)	155
Income before income taxes	33,725	12,460
Provision for income taxes (See Note 9)	(13,054)	(5,107)
Net income	20,671	7,353
Less: Net income attributable to noncontrolling interests	2,796	1,871
Net income attributable to shareholders	$17,875	5,482

Basic earnings per share	$0.18	0.06
Diluted earnings per share	$0.17	0.06
Basic weighted average number of common
shares outstanding	98,921	86,839
Diluted weighted average number of common and
common equivalent shares outstanding	105,866	87,013

Cash dividends declared per Class A common share	$0.0075	0.00
Cash dividends declared per Class B common share	$0.0075	0.00

Net income	$20,671	7,353
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale	23	25
Foreign currency translation adjustments	(255)	(148)
Other comprehensive loss, net	(232)	(123)
Comprehensive income, net of tax	20,439	7,230
Less: Comprehensive income attributable
to noncontrolling interests	2,796	1,853
Total comprehensive income attributable to shareholders	$17,643	5,377

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended March 31, 2017 and 2016
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity

Balance, December 31, 2015	73,212	11,346	$732	113	143,231	232,134	616	376,826	106,080	482,906
Net income	-	-	-	-	-	5,482	-	5,482	1,871	7,353
Other comprehensive loss	-	-	-	-	-	-	(105)	(105)	(18)	(123)
Subsidiaries' capital transactions	-	-	-	-	1,333	-	-	1,333	309	1,642
Share-based compensation	-	-	-	-	1,639	-	-	1,639	-	1,639
Balance, March 31, 2016	73,212	11,346	$732	113	146,203	237,616	511	385,175	108,242	493,417

Balance, December 31, 2016	84,845	13,185	$848	132	193,347	259,110	1,167	454,604	40,850	495,454
Net income	-	-	-	-	-	17,875	-	17,875	2,796	20,671
Other comprehensive loss	-	-	-	-	-	-	(232)	(232)	-	(232)
Cumulative effect from excess tax benefits on share based compensation associated with the adoption of ASU 2016-09 (See Note 1)	-	-	-	-	-	3,054	-	3,054	-	3,054
Class A common stock cash dividends	-	-	-	-	-	(642)	-	(642)	-	(642)
Class B common stock cash dividends	-	-	-	-	-	(126)	-	(126)	-	(126)
Conversion of Common Stock from Class B to Class A	34	(34)	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	3,382	-	-	3,382	-	3,382
Balance, March 31, 2017	84,879	13,151	$848	132	196,729	279,271	935	477,915	43,646	521,561

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net income	$20,671	7,353

Adjustment to reconcile net income to net cash
(used in) provided by operating activities:
Recoveries from loan losses and asset impairments, net	(3,043)	(2,314)
Provision for notes receivable allowances	9,350	10,485
Depreciation, amortization and accretion, net	3,220	2,599
Share-based compensation expense	3,382	1,639
Share-based compensation expense of subsidiaries	-	1,642
Net losses on sales of real estate, loans held-for-sale,
and properties and equipment	155	46
Equity in (earnings) losses of unconsolidated real estate
joint ventures	(3,714)	342
Return on investment in unconsolidated real estate joint ventures	3,009	-
Increase in deferred income tax	12,782	9,846
Gain realized on cancellation of junior subordinated debentures	(6,929)	-
Interest accretion on shares subject to mandatory redemption	298	289
Increase in restricted cash	(4,039)	(1,090)
Increase in notes receivable	(3,784)	(5,257)
(Increase) decrease in inventory	(7,835)	1,864
Increase in other assets	(13,227)	(4,284)
Decrease in other liabilities	(11,548)	(5,276)
Net cash (used in) provided by operating activities	(1,252)	17,884

Investing activities:
Decrease in restricted cash	-	1,306
Return of unconsolidated real estate joint venture investments	971	-
Investments in unconsolidated real estate joint ventures	(313)	(301)
Repayment of loans receivable, net	3,991	4,065
Proceeds from sales of real estate held-for-sale	3,636	830
Additions to real estate held-for-sale	(176)	(169)
Additions to real estate held-for-investment	(18)	(1,558)
Purchases of property and equipment, net	(3,899)	(2,880)
Increase from other investing activities	(22)	(225)
Net cash provided by investing activities	4,170	1,068

Financing activities:
Repayments of notes, mortgage notes payable and other borrowings	(39,912)	(125,729)
Proceeds from notes, mortgage notes payable and other borrowings	11,679	136,591
Redemption of junior subordinated debentures	(11,438)	-
Payments for debt issuance costs	(24)	(2,322)
Payments of interest on shares subject to mandatory redemption	(188)	(188)
Dividends paid on common stock	(504)	-
Net cash (used in) provided by financing activities	(40,387)	8,352

(Decrease) increase in cash and cash equivalents	(37,469)	27,304
Cash and cash equivalents at beginning of period	299,861	198,905
Cash and cash equivalents at end of period	$262,392	226,209
		Continued

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Supplemental cash flow information:
Interest paid on borrowings	$7,822	8,757
Income taxes paid	307	481

Supplementary disclosure of non-cash investing and financing activities:
Restricted cash received on securitization, pending
provision of additional collateral	$-	13,981
Loans transferred to real estate held-for-sale	601	826
Decrease in deferred tax liabilities due to cumulative
effect of excess tax benefits	3,054	-
Decrease in shareholders' accumulated other comprehensive
income, net of taxes	(232)	(105)
Net increase in shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	-	1,333

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation

Notes to Condensed Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

Basis of Financial Statement Presentation

BBX Capital Corporation is referred to in this report together with its subsidiaries as the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us” or “our” and is referred to in this report without its subsidiaries as “BBX Capital”.     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the condensed consolidated financial condition of the Company at March 31, 2017; the condensed consolidated results of operations and comprehensive income of the Company for the three months ended March 31, 2017 and 2016; the condensed consolidated changes in equity of the Company for the three months ended March 31, 2017 and 2016; and the condensed consolidated cash flows of the Company for the three months ended March 31, 2017 and 2016.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period.

These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).  All significant inter-company balances and transactions have been eliminated in consolidation.  As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

The Company’s core investments include Bluegreen Corporation (“Bluegreen”), real estate and middle market companies.  Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. The Company’s real estate investments include real estate joint ventures and the ownership, financing, acquisition, development and management of real estate. The Company’s investments in middle market operating businesses include Renin Holdings, LLC (“Renin”), a company that manufactures products for the home improvement industry, and the Company’s investments in sugar and confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”).

On December 15, 2016 the Company completed the acquisition of all the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by the Company and on January 30, 2017 the Company changed its name from BFC Financial Corporation to BBX Capital Corporation.

Prior to the acquisition of all the outstanding shares of BCC, the Company had an 82% equity interest in BCC and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), the parent company of Bluegreen.  BCC held the remaining 46% interest in Woodbridge.  As a result of the acquisition of the publicly held shares of BCC, BCC (directly) and Bluegreen (indirectly through Woodbridge) are wholly owned subsidiaries of the Company.

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 78% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 87% and 13%, respectively, at March 31, 2017.   Class B common stock is convertible into Class A common stock on a share for share basis at any time at the option of the holder.

On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A common stock and Class B common stock at an aggregate cost of up to $10 million. The share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. During April 2017, the Company purchased 1.0 million shares of its Class A common stock for approximately $6.2 million.  The share purchases were made under the Company’s share repurchase program.

Recently Adopted Accounting Pronouncements

On January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-based Payment Accounting.  The new standard requires the recognition of excess tax benefits (“windfall”) and tax deficiencies (“Shortfall”) in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The new standard also removes the present requirement to delay recognition of windfall tax benefits until it reduces current taxes payable. The new standard instead requires the recognition of windfall tax benefits at the time of settlement, subject to valuation allowance considerations.  The new standard clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company’s statement of cash flows and cash flows related to windfall tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows which are classified as operating activities.  The new standard provides an accounting policy election to account for forfeitures as they occur instead of on an estimated basis and allows for the employer to repurchase more of an employee’s shares for tax withholding purposes up to the maximum statutory rate in the employee’s applicable jurisdictions without triggering liability accounting. The new standard changes the computation of diluted earnings per share as windfall tax benefits will not be included in the calculation of assumed proceeds when applying the treasury stock method.

The primary impact of the implementation of this standard on the Company’s Consolidated Financial Statements was the recognition of a $3.1 million  windfall tax benefit as a cumulative effect to accumulated earnings associated with windfall tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable.

Upon adoption of the new standard the Company made an accounting policy election to recognize forfeitures as they occur.  The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the Company’s consolidated cash flows statements since these cash flows have historically been presented as a financing activity.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance which may be applicable to the Company but have not yet become effective.  (See the 2016 Annual Report for additional accounting pronouncements and guidance issued relevant to the Company’s operations which have not been adopted as of March 31, 2017):

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

The Company believes that the new standard will have an impact on the timing of revenue recognition associated with the Company’s sales of real estate.  Specifically, the Company believes the new standard will impact the timing of revenue recognition for contingent profits on real estate sales and on the contribution of real estate to joint ventures in which the Company has an equity interest.

The Company believes that the new standard will not materially affect revenue recognition of trade sales.

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

Accounting Standard Update (ASU) No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).    This update indicates that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity by transferring ownership in the legal entity to a counterparty.  The update indicates that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when the counterparty obtains control of the asset.  This update supersedes the guidance in Topic 845 and eliminates partial sale accounting associated with the transfer of real estate to a joint venture for a noncontrolling interest in the joint venture.  The ASU is effective upon adoption of ASU 2014-09.  The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

2.    Consolidated Variable Interest Entities

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen, and are designed to provide liquidity for Bluegreen and to transfer certain of the economic risks and benefits of the notes receivable to third parties.  In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable.  Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization.

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other triggering events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of March 31, 2017, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no triggering events had occurred.

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

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes receivable for new notes receivable at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during the three months ended March 31, 2017 and 2016 were $3.3 million and $1.2 million, respectively.  Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s Condensed Consolidated Statements of Financial Condition is set forth below (in thousands):

	March 31,	December 31,
	2017	2016
Restricted cash	$21,781	21,894
Securitized notes receivable, net	271,102	287,111
Receivable backed notes payable - non-recourse	308,718	327,358

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

3.    Loans Receivable

The loans receivable portfolio consisted of the following components (in thousands):

	March 31, 2017	December 31, 2016
Commercial non-real estate	$818	1,169
Commercial real estate	5,808	5,880
Small business	2,439	2,506
Consumer	1,446	1,799
Residential	13,512	14,167
Loans receivable	$24,023	25,521

As of March 31, 2017, foreclosure proceedings were in process on $9.1 million of residential loans.

The total discount on loans receivable was $3.0 million and $3.3 million as of March 31, 2017 and December 31, 2016, respectively.

Credit Quality Information

The Company assesses loan credit quality by monitoring delinquencies and current loan to value ratios.

The unpaid principal balance less charge-offs and discounts of non-accrual loans receivable was as follows (in thousands):

	March 31,	December 31,
Loan Class	2017	2016
Commercial non-real estate	$818	1,169
Commercial real estate	5,808	5,880
Small business	2,439	2,506
Consumer	1,348	1,701
Residential	12,128	12,762
Total nonaccrual loans	$22,541	24,018

An age analysis of the past due recorded investment in loans receivable as of March 31, 2017 and December 31, 2016 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
March 31, 2017	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	-	-	818	818
Commercial real estate	-	-	3,986	3,986	1,822	5,808
Small business	-	252	-	252	2,187	2,439
Consumer	-	100	386	486	960	1,446
Residential	670	-	9,124	9,794	3,718	13,512
Total	$670	352	13,496	14,518	9,505	24,023

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2016	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	839	1,169
Commercial real estate	-	-	3,986	3,986	1,894	5,880
Small business:	-	-	-	-	2,506	2,506
Consumer	23	-	467	490	1,309	1,799
Residential	609	231	9,541	10,381	3,786	14,167
Total	$632	231	14,324	15,187	10,334	25,521

1)	There were no loans that were 90 days or more past due and still accruing interest as of March 31, 2017 or December 31, 2016.

The activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	For the Three Months
	Ended March 31,
Allowance for Loan Losses:	2017	2016
Beginning balance	$-	-
Charge-offs :	(34)	(30)
Recoveries :	3,128	1,778
Recoveries from loan losses, net	(3,094)	(1,748)
Ending balance	$-	-
Ending balance individually evaluated for impairment	$-	-
Ending balance collectively evaluated for impairment	-	-
Total	$-	-
Loans receivable:
Ending balance individually evaluated for impairment	$20,037	12,924
Ending balance collectively evaluated for impairment	3,986	20,357
Total	$24,023	33,281

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

Individually impaired loans as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	As of March 31, 2017			As of December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	-	-	-
Total with no allowance recorded	22,708	37,097	-	24,188	39,901	-
Total	$22,708	37,097	-	24,188	39,901	-

Average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	-	-
Total with no allowance recorded	22,762	219	16,797	337
Total	$22,762	219	16,797	337

Impaired loans with no valuation allowances recorded represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate was equal to or greater than the carrying value of the loans, or loans that were collectively measured for impairment.

There were no commitments to lend additional funds on impaired loans as of March 31, 2017.

4.    Notes Receivable

The table below provides information relating to Bluegreen’s notes receivable and related allowance for credit losses as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Notes receivable :
VOI notes receivable - non-securitized	$189,011	175,123
VOI notes receivable - securitized	347,964	369,259
Other notes receivable (1)	1,604	1,688
Gross notes receivable	538,579	546,070
Allowance for credit losses	(113,577)	(115,590)
Notes receivable, net	$425,002	430,480
Allowance as a % of gross notes receivable	21%	21%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate on Bluegreen’s notes receivable was 15.6%, and 15.7% at March 31, 2017 and December 31, 2016, respectively.  Bluegreen’s notes receivable bear interest at fixed rates.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of March 31, 2017 and December 31, 2016, $11.0 million and $11.4 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit loss.

Credit Quality of Notes Receivable and the Allowance for Credit Losses

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

The activity in Bluegreen’s allowance for loan losses (including with respect to notes receivable secured by homesites) was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Balance, beginning of period	$115,590	110,714
Provision for credit losses	9,350	10,485
Write-offs of uncollectible receivables	(11,363)	(11,023)
Balance, end of period	$113,577	110,176

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Current	$515,233	521,536
31-60 days	6,092	6,378
61-90 days	4,662	5,082
> 90 days (1)	10,988	11,386
Total	$536,975	544,382

(1)

Includes $6.3 million and $5.3 million as of March 31, 2017 and December 31,  2016, respectively, related to VOI notes receivable that, as of such dates, had defaulted but the related VOI notes receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit losses.

5.     Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Completed VOI units	$160,330	163,581
Construction-in-progress	17,611	13,396
Real estate held for future VOI development	102,622	98,453
Land held for development	16,649	15,254
Purchase accounting adjustment	(35,365)	(36,896)
Total real estate inventory	261,847	253,788
Trade inventory	17,695	14,726
Total Inventory	$279,542	268,514

The Company’s inventory as of March 31, 2017 and December 31, 2016 includes trade inventory manufactured by Renin and BBX Sweet Holdings consisting of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$4,613	5,059
Paper goods and packaging materials	2,171	2,090
Finished goods	10,911	7,577
Total	$17,695	14,726

Trade inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first out method.  In valuing inventory, the Company makes assumptions regarding the write-downs required for excess and obsolete inventory based on judgments and estimates formulated from available information. The Company estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration and is written down where appropriate. Included in costs of goods sold for the three months ended March 31, 2017 were $0.4 million of trade inventory write-downs.  There were no trade inventory write-downs during the three months ended March 31, 2016.

6.     Investments in Unconsolidated Real Estate Joint Ventures

As of March 31, 2017, the Company had equity interests in 13 unconsolidated real estate joint ventures that develop single-family master planned communities, multifamily apartment facilities and retail centers.  Investments in unconsolidated real estate joint ventures are unconsolidated variable interest entities.  See Note 2 for information regarding the Company’s investments in consolidated variable interest entities.

The Company had the following investments in unconsolidated real estate joint ventures (in thousands):

	March 31,	December 31,	BBX Capital
Investment in unconsolidated real estate joint ventures	2017	2016	% Ownership
Altis at Kendall Square, LLC	$145	154	20.24%
Altis at Lakeline - Austin Investors LLC	4,908	5,165	33.74
New Urban/BBX Development, LLC	795	907	50.00
Sunrise and Bayview Partners, LLC	1,499	1,574	50.00
Hialeah Communities, LLC	3,326	2,641	57.00
PGA Design Center Holdings, LLC	1,887	1,904	40.00
CCB Miramar, LLC	875	875	35.00
Centra Falls, LLC	358	595	7.14
The Addison on Millenia Investment, LLC	6,004	5,935	48.00
BBX/S Millenia Blvd Investments, LLC	5,079	5,095	90.00
Altis at Bonterra - Hialeah, LLC	17,644	17,626	95.00
Altis at Shingle Creek Manager, LLC	332	332	2.50
Centra Falls II, LLC	569	571	7.14
Investments in unconsolidated real estate joint ventures	$43,421	43,374

In certain joint ventures the Company transferred land to the joint venture as an initial capital contribution resulting in deferred gains and joint venture basis adjustments.  The Company accounted for the contribution of land to the joint ventures on the cost recovery method.  Included in other liabilities in the Company’s Condensed Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016 was $0.4 million and $0.9 million, respectively, of deferred gains.  During the three months ended March 31, 2017, the Company recognized $0.5 million of deferred gains upon sales by joint ventures of single-family homes.

Differences between the net investments in unconsolidated real estate joint ventures and the underlying equity in the net assets of the joint ventures result from basis adjustments and the capitalization of interest.

The aggregate amount of real estate joint venture basis adjustments was $7.1 million and $7.6 million as of March 31, 2017 and December 31, 2016.  Included in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2017 was $0.5 million of equity earnings associated with basis adjustments from joint ventures arising from sales by joint ventures of single-family homes. There were no real estate joint venture basis adjustments in equity losses for the three months ended March 31, 2016.

The amount of interest capitalized in investments in unconsolidated real estate joint ventures associated with joint venture real estate development for the three months ended March 31, 2017 and 2016 was $182,000 and $121,000, respectively.

The equity earnings of unconsolidated real estate joint ventures was $3.7 million for the three months ended March 31, 2017, substantially all of which was equity earnings from the Hialeah Communities, LLC real estate joint venture.  The condensed Statements of Operations for the three months ended March 31, 2017 and 2016, for the Hialeah Communities, LLC joint venture was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Total revenues	$28,152	-
Costs of sales	(19,725)	-
Other expenses	(1,322)	(424)
Net earnings (loss)	$7,105	(424)
Equity in net earnings (losses) of unconsolidated real estate joint venture - Hialeah Communities, LLC	$3,695	(242)

See Note 9 to the Consolidated Financial Statements included in the 2016 Annual Report for additional information on BBX Capital’s investments in unconsolidated real estate joint ventures.

7.     Debt

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth information regarding the lines-of-credit and notes payable facilities (other than receivable-backed notes payable) of the Company as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$51,000	5.50%	$29,763	$52,500	5.50%	$29,349
Pacific Western Term Loan	1,632	6.16%	8,693	1,727	6.02%	8,963
Fifth Third Bank Note	4,264	3.78%	9,112	4,326	3.62%	9,157
NBA Line of Credit	18	5.00%	5,341	2,006	5.00%	8,230
Fifth Third Syndicated Line of Credit	15,000	3.74%	61,533	15,000	3.46%	60,343
Fifth Third Syndicated Term Loan	24,687	3.53%	20,511	25,000	3.46%	20,114
Unamortized debt issuance costs	(2,130)		-	(2,177)		-
Total Bluegreen	$94,471		$134,953	$98,382		$136,156

Other Notes Payable:
Community Development District Obligations	$21,435	4.50-6.00%	$19,077	$21,435	4.50-6.00%	$20,744
Wells Fargo Capital Finance	7,751	(1)	(2)	9,692	(1)	(2)
Anastasia Note	3,431	5.00%	(2)	3,417	5.00%	(2)
Iberia Line of Credit	-	3.54%	(2)	-	3.37%	(2)
Other	1,571	5.25%	$2,031	1,579	5.25%	$2,044
Unamortized debt issuance costs	(715)			(715)
Total Other Notes Payable	$33,473			$35,408

Total Notes Payable	$127,944			$133,790

(1)

The term loan and revolving advance facility bear interest at the Bank Prime Interest Rate or the daily three month LIBOR interest rate plus a margin specified in the credit agreement ranging from 0.5% to 3.25% per annum.

(2)	The collateral is a blanket lien on the respective borrower’s assets.

See Note 12 to the Company’s Consolidated Financial Statements included in the 2016 Annual Report for additional information regarding each of the above listed notes and mortgage notes payable and other borrowings.

There were no new debt issuances or significant changes related to the lines–of-credit or notes payable during the three months ended March 31, 2017.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	March 31, 2017			December 31, 2016
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$37,011	4.25%	$47,061	$32,674	4.25%	$41,357
NBA Receivables Facility	29,445	3.73-4.23%	37,016	34,164	3.50 - 4.0%	40,763
Pacific Western Facility	17,856	5.39%	25,218	20,793	5.14%	27,712
Total	$84,312		$109,295	$87,631		$109,832

Non-recourse receivable-backed
notes payable:
BB&T/DZ Purchase Facility	$33,443	3.88%	$44,070	$31,417	3.67%	$41,388
Quorum Purchase Facility	21,721	4.75-6.90%	24,611	23,981	4.75-6.90%	26,855
2010 Term Securitization	10,805	5.54%	13,768	13,163	5.54%	16,191
2012 Term Securitization	30,196	2.94%	33,485	32,929	2.94%	36,174
2013 Term Securitization	45,478	3.20%	48,017	48,514	3.20%	51,157
2015 Term Securitization	70,754	3.02%	74,086	75,011	3.02%	78,980
2016 Term Securitization	101,142	3.35%	109,892	107,533	3.35%	117,249
Unamortized debt issuance costs	(4,821)	-	-	(5,190)	-	-
Total	$308,718		$347,929	$327,358		$367,994
Total receivable-backed debt	$393,030		$457,224	$414,989		$477,826

See Note 12 to the Company’s Consolidated Financial Statements included in the 2016 Annual Report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

There were no new debt issuances or significant changes related to Bluegreen’s receivable-backed notes payable facilities during the three months ended March 31, 2017.  In addition, see below for information regarding matters occurring following March 31, 2017 with respect to the 2010 Term Securitization.

In April 2017, Bluegreen repaid in full the notes payable issued in connection with the 2010 Term Securitization.  Accordingly, the related unamortized debt issuance costs of $0.3 million will be written off during the second quarter of 2017.

As of March 31, 2017, the Company was in compliance with all financial debt covenants under its debt instruments.

Junior Subordinated Debentures

Junior subordinated debentures outstanding at March 31, 2017 and December 31, 2016 were as follows (in thousands):

		March 31,	December 31,			Beginning
		2017	2016			Optional
	Issue	Outstanding	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate (1)	Date	Date
Levitt Capital Trust I ("LCT I")	03/15/2005	$23,196	23,196	LIBOR + 3.85%	03/01/2035	03/15/2010
Levitt Capital Trust II ("LCT II")	05/04/2005	19,878	30,928	LIBOR + 3.80%	06/30/2035	06/30/2010
Levitt Capital Trust III ("LCT III")	06/01/2006	7,764	15,464	LIBOR + 3.80%	06/30/2036	06/30/2011
Levitt Capital Trust IV ("LCTIV")	07/18/2006	15,464	15,464	LIBOR + 3.80%	09/30/2036	09/30/2011
Total Woodbridge Holdings		66,302	85,052

Bluegreen Statutory Trust I	03/15/2005	23,196	23,196	LIBOR +4.90%	3/30/2035	03/30/2010
Bluegreen Statutory Trust II	05/04/2005	25,774	25,774	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust III	05/10/2005	10,310	10,310	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust IV	04/24/2006	15,464	15,464	LIBOR +4.85%	6/30/2036	06/30/2011
Bluegreen Statutory Trust V	07/21/2006	15,464	15,464	LIBOR +4.85%	9/30/2036	09/30/2011
Bluegreen Statutory Trust VI	02/26/2007	20,619	20,619	LIBOR +4.80%	4/30/2037	04/30/2012
Total Bluegreen Corporation		110,827	110,827

Unamortized debt issuance costs		(1,326)	(1,730)
Purchase accounting adjustment		(41,405)	(41,782)
Total Junior Subordinated Debentures		$134,398	152,367

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

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

In February 2017, Woodbridge recognized a $6.9 million gain associated with the cancellation of the LCTII and LCTIII Junior Subordinated Debenture Notes. This gain is included in “Net gains on the cancellation of junior subordinated debentures” in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.

8.    Commitments and Contingencies

In the ordinary course of business, the Company is a party to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for matters in which management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. There were no reserves accrued by the Company with respect to legal proceedings as of March 31, 2017.  Adverse judgments and the costs of defending or resolving legal claims may be substantial and may have a material adverse impact on the Company’s financial statements.

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

On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Alan Levan serving as an officer or director of any public company, but instead ordered Mr. Alan Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015. The court also imposed monetary penalties against BCC in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.

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

On May 8, 2017, after a six week trial the jury rendered a verdict in favor of BBX Capital Florida, LLC (“BCC”) and Mr. Alan Levan and against the SEC on all counts.

BBX Capital received reimbursements of legal fees and costs from its insurance carrier of approximately $5.8 million in connection with this matter.  In February 2017, BBX Capital received an additional $5.0 million of reimbursements. The insurance carrier has communicated that it reserves all rights and defenses with respect to such reimbursed amounts.

The legal fees and costs reimbursements as well as the release of the $4,550,000 penalty, which were received in February 2017, are reflected in the “Litigation costs and penalty reimbursements” in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2017.

In Re BCC Merger Shareholder Litigation

On August 10, 2016, Shiva Stein filed a lawsuit against the Company, BBX Merger Sub, LLC, BCC and the members of BCC’s board of directors, which seeks to establish a class of BCC’s shareholders and challenges the Merger.  The plaintiff asserts that the Merger consideration undervalues BCC and is unfair to BCC’s public shareholders, that the sales process was unfair and that BCC’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC because, among other reasons, they failed to take steps to maximize the value of BCC to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BBX Capital, as the controlling shareholder of BCC, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BCC’s public shareholders. In addition, the lawsuit includes a cause of action against BCC, the Company and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requested that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  On September 15, 2016, Defendants filed a Motion to Dismiss the amended complaint. On November 21, 2016, the Court issued an order granting the Motion to Dismiss with prejudice. Plaintiff appealed the Court’s order dismissing the amended complaint to the Fourth District Court of Appeals. The Company believes that the appeal is without merit and intends to continue vigorously defending the action.

The following is a description of certain commitments and guarantees:

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain property owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During the three months ended March 31, 2017 and 2016, Bluegreen did not make any payments related to such subsidies, but accrued a $2.2 million liability for such subsidies.  As of December 31, 2016, Bluegreen had no liability for such subsidies.  As of March 31, 2017, Bluegreen was providing subsidies to ten property owners’ associations.

During 2016, the Company entered into a severance arrangement with an executive. Under the terms of the arrangement, the executive will receive $3.7 million over a three year period ending in August 2019.  In June 2015, Bluegreen also entered into a severance and consulting agreement with its former CEO.  Under the agreement, the former CEO will be paid a total of $2.9 million over two years ending in May 2017. As of March 31, 2017, $3.1 million was left to be paid on the above arrangements.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a subsidiary of the Company refinanced its land acquisition loan with a financial institution. The Company provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of March 31, 2017.

•

In July 2014, the Company entered into the Hialeah Communities joint venture with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture. In March 2015, the joint venture refinanced the $8.3 million mortgage loan into a $31.0 million acquisition and development loan.  In March 2016, the loan was modified reducing the loan balance from $31.0 million to $26.5 million. The Company is a guarantor of up to $1.5 million of the joint venture’s $26.5 million acquisition and development loan.

•

The Company is a guarantor on a $3.5 million note payable of Anastasia owed to the seller.  The Anastasia note payable is also collateralized by the common stock of Anastasia. Anastasia is a wholly-owned subsidiary of BBX Sweet Holdings.

•

BBX Sweet Holdings and the Company are guarantors of a $1.6 million note payable of Hoffman’s owed to Centennial Bank.  This note is collateralized by $2.0 million of property and equipment.  Hoffman’s is a wholly-owned subsidiary of BBX Sweet Holdings.

9.    Income Taxes

BBX Capital and its subsidiaries file a consolidated federal income tax return and income tax returns in various state and foreign jurisdictions.  The Company’s effective income tax rate was 42% and 49% during the three months ended March 31, 2017 and 2016, respectively.  The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to non-controlling interests for joint ventures taxed as partnerships. The reduction in the effective income tax rate for the first quarter of 2017 reflects the deductibility of a portion of executive compensation in connection with the implementation of a performance incentive compensation plan for 2017.  Effective income tax rates for interim periods are based upon the Company’s current estimated annual rate.  The Company’s annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company operates.

10.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 77% of the Company’s total voting power.

During each of the three months ended March 31, 2017 and 2016, the Company paid Abdo Companies, Inc. approximately $77,000 in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in investments that the Company has sponsored and in which the Company holds investments.

11.    Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and, if applicable, the nature of the regulatory environment.

The information provided for segment reporting is obtained from internal reports utilized by management of BBX Capital and its subsidiaries. The presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as standalone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments’ operating results would, in management’s view, likely not be impacted.

In the table for the three months ended March 31, 2017 and 2016 amounts set forth in the column entitled “Corporate Expenses & Other” include the operations of BBX Sweet Holdings, interest expense associated with Woodbridge’s trust preferred securities (“TruPs”), and corporate overhead. BBX Sweet Holdings consists of the results of acquired businesses in the sugar and confectionery industry. The operations of BBX Sweet Holdings were evaluated and management concluded that this operating segment did not warrant separate presentation as a reportable segment and therefore was aggregated into the “Corporate Expenses & Other” category.

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

Renin

Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through its headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada and the United States. Total revenues for the Renin reportable segment include $8.2 million and $5.0 million of trade sales to two major customers and their affiliates for the three months ended March 31, 2017 and 2016, respectively. Renin’s revenues generated outside the Unites States totaled $6.3 and $5.0 million for the three months ended March 31, 2017 and 2016, respectively. Renin’s property and equipment located outside the United States totaled $2.0 million and $1.2 million as of March 31, 2017 and 2016, respectively.

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2017 (in thousands):

	Reportable Segments
		BBX Capital		Corporate
		Real		Expenses &		Segment
	Bluegreen	Estate	Renin	Other	Eliminations	Total
Revenues:
Sales of VOIs	$54,457	-	-	-	-	54,457
Fee-based sales commission revenue	45,154	-	-	-	-	45,154
Other fee-based services revenue	26,120	-	-	-	-	26,120
Trade sales	-	-	17,391	6,122	-	23,513
Interest income	22,386	582	-	187	(2,000)	21,155
Net gains on sales of assets	-	295	-	-	-	295
Other revenue	-	1,091	-	181	(140)	1,132
Total revenues	148,117	1,968	17,391	6,490	(2,140)	171,826

Costs and Expenses:
Cost of sales of VOIs	3,318	-	-	-	-	3,318
Cost of other fee-based services	17,063	-	-	-	-	17,063
Cost of trade sales	-	-	12,582	5,491	-	18,073
Interest expense	7,644	-	79	3,101	(2,000)	8,824
Recoveries from loan losses, net	-	(3,094)	-	-	-	(3,094)
Asset recoveries, net	-	(13)	-	-	-	(13)
Net gains on cancellation of
junior subordinated debentures	-	-	-	(6,929)	-	(6,929)
Litigation costs and penalty reimbursements	-	-	-	(9,606)	-	(9,606)
Selling, general and administrative
expenses	89,027	2,531	4,229	18,548	(140)	114,195
Total costs and expenses	117,052	(576)	16,890	10,605	(2,140)	141,831

Equity in net earnings of unconsolidated
real estate joint ventures	-	3,714	-	-	-	3,714
Foreign exchange gain	-	-	191	-	-	191
Other (expense) income	(245)	-	-	70	-	(175)
Income (loss) before taxes	$30,820	6,258	692	(4,045)	-	33,725

Total assets	$1,122,797	186,115	29,913	158,338	(82,260)	1,414,903

Equity method investments
included in total assets	$-	43,421	-	-	-	43,421
Expenditures for segment fixed assets	$3,028	115	587	169	-	3,899
Depreciation and amortization	$2,034	147	321	718	-	3,220
Goodwill	$-	-	-	6,731	-	6,731

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2016 (in thousands):

	Reportable Segments
		BBX Capital		Corporate
		Real		Expenses &		Segment
	Bluegreen	Estate	Renin	Other	Eliminations	Total
Revenues:
Sales of VOIs	$56,370	-	-	-	-	56,370
Fee-based sales commission revenue	40,147	-	-	-	-	40,147
Other fee-based services revenue	25,555	-	-	-	-	25,555
Trade sales	-	-	13,775	7,187	-	20,962
Interest income	21,996	1,019	-	126	(2,000)	21,141
Net loss on sales of assets	-	(46)	-	-	-	(46)
Other revenue	-	1,529	-	313	(224)	1,618
Total revenues	144,068	2,502	13,775	7,626	(2,224)	165,747

Costs and Expenses:
Cost of sales of VOIs	3,916	-	-	-	-	3,916
Cost of other fee-based services	15,010	-	-	-	-	15,010
Cost of trade sales	-	-	10,163	4,884	-	15,047
Interest expense	7,674	-	64	3,329	(2,000)	9,067
Recoveries from loan losses, net	-	(1,748)	-	-	-	(1,748)
Asset recoveries, net	-	(37)	-	-	-	(37)
Selling, general and administrative
expenses	90,175	3,677	3,668	14,759	(224)	112,055
Total costs and expenses	116,775	1,892	13,895	22,972	(2,224)	153,310

Equity in net earnings of unconsolidated
real estate joint ventures	-	(342)	-	-	-	(342)
Foreign exchange gain	-	-	210	-	-	210
Other income	134	-	-	21	-	155
Income (loss) before taxes	$27,427	268	90	(15,325)	-	12,460

Total assets	$1,124,489	197,904	25,337	114,733	(82,265)	1,380,198

Equity method investments
included in total assets	$-	42,922	-	-	-	42,922
Expenditures for segment fixed assets	$2,069	23	32	756	-	2,880
Depreciation and amortization	$1,719	85	153	642	-	2,599
Goodwill	$-	-	-	7,601	-	7,601

12.    Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The inputs used to measure fair value are classified into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3: Unobservable inputs for the asset or liability.

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for consolidated financial instruments at March 31, 2017 and December 31, 2016 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	March 31,	March 31,	Assets	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$262,392	262,392	262,392	-	-
Restricted cash	50,495	50,495	50,495	-	-
Loans receivable	24,023	26,679	-	-	26,679
Notes receivable, net	425,002	530,000	-	-	530,000
Notes receivable from preferred
shareholders (1)	5,063	4,900	-	-	4,900

Financial liabilities:
Receivable-backed notes payable	$393,030	397,600	-	-	397,600
Notes and mortgage notes payable and
other borrowings	127,944	130,799	-	-	130,799
Junior subordinated debentures	134,398	144,500	-	-	144,500
Shares subject to mandatory redemption	13,627	13,600	-	-	13,600

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2016	2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$299,861	299,861	299,861	-	-
Restricted cash	46,456	46,456	46,456	-	-
Loans receivable	25,521	27,904	-	-	27,904
Notes receivable, net	430,480	545,000	-	-	545,000
Notes receivable from preferred
shareholders (1)	5,063	4,900	-	-	4,900

Financial liabilities:
Receivable-backed notes payable	$414,989	420,400	-	-	420,400
Notes and mortgage notes payable and
other borrowings	133,790	135,404	-	-	135,404
Junior subordinated debentures	152,367	149,000	-	-	149,000
Shares subject to mandatory redemption	13,517	13,600	-	-	13,600

(1)	Notes receivable from preferred shareholders are included in other assets in the Company’s Condensed Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016.

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

The amounts reported in the consolidated statements of financial condition for cash and cash equivalents and restricted cash approximate fair value.

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

The fair value of notes receivable and note receivable from preferred shareholders are estimated using Level 3 inputs and are based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

The amounts reported in the consolidated statements of financial condition for notes and mortgage notes payable, including receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates.  The fair value of fixed rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document contains forward-looking statements based largely on current expectations of BBX Capital Corporation and its subsidiaries (the “Company”, or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our,” and is referred to without its subsidiaries as “BBX Capital”) that involve a number of risks and uncertainties.  All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company, its subsidiaries and their respective investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance. Future results could differ materially as a result of a variety of risks and uncertainties.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which the Company operates, including the real estate development and construction industry in which BBX Capital Real Estate operates, the resort development and vacation ownership industries in which Bluegreen operates, the home improvement industry in which Renin operates and the sugar and confectionery industry in which BBX Sweet Holdings operates.

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

•	Adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;
•	BBX Capital’s shareholders’ interests will be diluted if additional shares of its common stock are issued;
•	The risk that BBX Capital may not pay dividends on its Class A Common Stock or Class B Common Stock in the amount anticipated, when anticipated, or at all;
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

•	The amount and terms of indebtedness associated with acquisitions and operations may impact the Company’s financial condition and results of operations and limit the Company’s activities;
•	Continued operating losses and the failure of the companies to meet financial covenants may result in the Company making further capital contributions or advances to the companies;
•	The risk of losses associated with excess and obsolete inventory and the risks of additional required reserves for lower of cost or market value losses in inventory;
•	The risk of trade receivable losses and the risks of charge-offs and required increases in the allowance for bad debts;
•	Risk associated with commodity price volatility; and
•	Renin’s operations expose the Company to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar.

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, including those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company cautions that the foregoing factors are not exclusive.

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

Overview

BBX Capital is a Florida-based diversified holding company with investments in Bluegreen Corporation (“Bluegreen”), real estate and real estate joint ventures and middle market operating companies. Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. The Company’s real estate investments include the ownership, financing, acquisition, development and management of real estate, including through real estate joint ventures.  The Company’s investments in middle market operating businesses include Renin Holdings, LLC (“Renin”), a company that manufactures products for the home improvement industry, the Company’s investments in sugar and confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and more recently its MOD Pizza franchise activities.  Renin, which was acquired in October 2013 achieved profitability in 2016.  BBX Sweet Holdings, which we consider to be in an earlier stage of development, is not yet profitable. In 2016, a wholly owned subsidiary of the Company entered into area development agreements with MOD Super Fast Pizza Franchising, LLC with a goal of developing approximately 60 MOD franchised pizza restaurant locations throughout Florida over the next seven years. The MOD Pizza franchise activities are currently commencing in 2017.

On December 15, 2016 the Company completed the acquisition of all the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by the Company and on January 30, 2017 the Company changed its name from BFC Financial Corporation to BBX Capital Corporation.

Prior to the acquisition of all the outstanding shares of BCC, the Company had an 82% equity interest in BCC and a direct 54% equity interest in Woodbridge, the parent company of Bluegreen.  BCC held the remaining 46% interest in Woodbridge.  As a result of the acquisition of the publicly held shares of BCC, BCC (directly) and Bluegreen (indirectly through Woodbridge) are wholly owned subsidiaries of the Company.

As of March 31, 2017, we had total consolidated assets of approximately $1.4 billion and shareholders’ equity of approximately $477.9 million. Net income attributable to shareholders for the three months ended March 31, 2017 and 2016 was approximately $17.9 million and $5.5 million, respectively.

We currently report the results of our business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate and Renin.

Summary of Consolidated Results of Operations by Reportable Segment

Information regarding income before taxes by reportable segment for the three months ended March 31, 2017 and 2016 is set forth in the table below (in thousands):

	For the Three Months Ended March 31,
	2017	2016	Change

Bluegreen	$30,820	27,427	3,393
BBX Capital Real Estate	6,258	268	5,990
Renin	692	90	602
Corporate Expenses & Other	(4,045)	(15,325)	11,280
Income before income taxes	33,725	12,460	21,265
Provision for income taxes	(13,054)	(5,107)	(7,947)
Net income	20,671	7,353	13,318
Less: Net income attributable to noncontrolling interests	2,796	1,871	925
Net income attributable to shareholders	$17,875	5,482	12,393

Bluegreen Reportable Segment

Executive Overview

Bluegreen Corporation (“Bluegreen”) is a sales, marketing, and management company focused on the vacation ownership industry.  Bluegreen markets, sells and manages VOIs in resorts which are generally located in popular, high-volume, “drive-to” vacation destinations.  The resorts in which Bluegreen markets, sells or manages VOIs were either developed or acquired by Bluegreen, or were developed and are owned by third parties.  Bluegreen earns fees for providing sales and marketing services to these third party developers.  Bluegreen also earns fees by providing management services to the Bluegreen Vacation Club and property owners’ associations (“POAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services.  In addition, Bluegreen provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income.

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, referred to in this report as its “capital-light” business strategy, involving activities that typically do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs under Bluegreen’s traditional vacation ownership business.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise and existing infrastructure in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties.  Bluegreen’s goal is for its capital-light business activities to remain a significant portion of its business; however, these efforts may not be successful.  As of March 31, 2017, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described in the “Results of Operations” section below.

Bluegreen also generates fee-based income by providing construction, design and management services, and mortgage servicing.

During the three months ended March 31, 2017:

•

Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $0.1 million compared to $31.3 million during the same period in 2016. The “free cash flow” decrease in 2017 was due in part to increased spending on the acquisition and development of inventory in 2017, changes in the components of working capital and a decrease in cash realized within 30 days of VOI sales from 43% in the 2016 quarter to 40% in the same 2017 quarter.

•	Bluegreen’s income before income taxes was $30.8 million compared to $27.4 million during the same period in 2016.

•

System-wide sales of VOIs, which include sales of traditional inventory, Secondary Market Sales, FBS Sales, and Just-In-Time Sales, were $130.0 million compared to $126.9 million during the same period in 2016.

•

Bluegreen sold $66.2 million of third-party inventory under Fee-Based Sales arrangements (“FBS”) and earned sales and marketing commissions of $45.2 million in connection with those sales.  During the same period in 2016, Bluegreen sold $60.1 million of third-party inventory under FBS Sales arrangements and earned sales and marketing commissions of $40.1 million in connection with those sales.  In addition, Bluegreen sold $5.6 million of inventory under Just-In-Time Sales arrangements, gross of equity trade allowances, during the first quarter of 2017 compared to $4.3 million during the same period in 2016.

•

Bluegreen sold $38.7 million of inventory under Secondary Market Arrangements, gross of equity trade allowances during the first quarter of 2017 compared to $34.2 million, gross of equity trade allowances, during the same period in 2016.

During the three months ended March 31, 2017 and 2016, 40% and 43%, respectively of Bluegreen’s VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

	For the Three Months Ended March 31,
Average Annual Default Rates	2017	2016
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	6.4%	6.5%
Loans originated on or after December 15, 2008(1)	7.7%	7.2%
Notes receivable secured by homesites	2.3%	1.7%

	As of
	March 31,	December 31,
Delinquency Rates (2)	2017	2016
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	3.9%	4.4%
Loans originated on or after December 15, 2008(1)	2.9%	3.2%
Notes receivable secured by homesites	0.1%	0.1%

(1) On December 15, 2008, Bluegreen implemented its FICO®score based credit underwriting program.

(2) The percentage of Bluegreen’s notes receivable portfolio that was over 30 days past due as of the dates indicated.

Bluegreen believes that a portion of the default increase in recent years is a result of the receipt of cease and desist letters from attorneys who purport to represent VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations.  Following receipt of such a letter, contact of the VOI owner is ceased, unless otherwise allowed by law.

See Note 4 to the Consolidated Financial Statements for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Results of Operations

Information regarding the results of operations for Bluegreen for the three months ended March 31, 2017 and 2016 are set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2017		2016
	Amount	% of System-wide sales of VOIs, net(10)	Amount	% of System-wide sales of VOIs, net(10)
Traditional VOI sales (1)	$73,702	57%	$103,050	81%
VOI sales-secondary market program(2)	38,663	30%	34,243	27%
Sales of third-party VOIs-commission basis(3)	66,181	51%	60,056	47%
Sales of third-party VOIs-just-in-time basis(4)	5,578	4%	4,257	3%
Less: Equity trade allowance (5)	(54,126)	-42%	(74,695)	-59%
System-wide sales of VOIs, net	129,998	100%	126,911	100%
Less: Sales of third-party VOIs-commission basis	(66,181)	-51%	(60,056)	-47%
Gross sales of VOIs	63,817	49%	66,855	53%
Estimated uncollectible VOI
notes receivable (6)	(9,360)	-15%	(10,485)	-16%
Sales of VOIs	54,457	42%	56,370	44%
Cost of VOIs sold (7)	(3,318)	-6%	(3,916)	-7%
Gross profit (7)	51,139	94%	52,454	93%
Fee-based sales commission revenue (8)	45,154	68%	40,147	67%
Other fee-based services revenue(9)	26,120	20%	25,555	20%
Cost of other fee-based services	(15,389)	-12%	(13,004)	-10%
Net carrying cost of VOI inventory	(1,674)	-1%	(2,006)	-2%
Selling and marketing expenses	(67,401)	-52%	(65,938)	-52%
General and administrative expenses	(21,626)	-17%	(24,237)	-19%
Net interest spread	14,742	11%	14,322	11%
Operating profit	$31,065	24%	$27,293	22%
Other (expense) income	(245)		134
Income before income taxes	$30,820		$27,427

(1)

Traditional VOI sales represent sales of Bluegreen-owned VOIs acquired or developed by Bluegreen under its traditional VOI business. Traditional VOI sales do not include Secondary Market Sales, Fee-Based Sales, or Just-In-Time Sales under Bluegreen’s capital-light business strategy.

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

Bluegreen – For the three months ended March 31, 2017 compared to the same period in 2016.

System-wide sales of VOIs.    System-wide sales of VOIs include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  Sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  System-wide sales of VOIs were $130.0 million and $126.9 million during the three months ended March 31, 2017 and 2016, respectively.  The growth in system-wide sales during the three months ended March 31, 2017 is primarily attributable to a 21% increase in the average sales price per transaction partially offset by a decrease of 5% in the number of guest tours as well as a decrease in the number of VOI sales transactions.  During the three months ended March 31, 2017, Bluegreen increased its minimum transaction size and its screening of marketing guests.  These changes resulted in a higher average transaction price and a lower number of tours and sale-to-tour conversion ratio.

Included in system-wide sales are FBS Sales, Just-In-Time Sales, Secondary Market Sales and traditional sales.  Sales by category are tracked based on which deeded VOI is conveyed in each transaction.  Bluegreen manages which category of VOIs are sold based on several factors, including the needs of FBS clients, Bluegreen’s debt service requirements and default resale requirements under term securitization and similar transactions.  These factors contribute to fluctuations in the amount of sales by category from period to period.

The following table sets forth certain information for system-wide sales of VOIs for the periods indicated.  The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended March 31,
	2017	2016	% Change
Number of sales offices at period-end	23	23	-
Number of active sales arrangements with third-party clients at period-end	12	12	-
Total number of VOI sales transactions	8,189	9,790	-16%
Average sales price per transaction	$15,940	$13,227	21%
Number of total guest tours	53,236	56,158	-5%
Sale-to-tour conversion ratio– total marketing guests	15.4%	17.4%	-11%
Number of new guest tours	33,416	37,115	-10%
Sale-to-tour conversion ratio– new marketing guests	12.6%	14.0%	-10%
Percentage of sales to existing owners	51.5%	48.7%	6%
Average sales volume per guest	$2,452	$2,306	6%

Sales of VOIs.  Sales of VOIs represent sales of Bluegreen-owned VOIs, including traditional VOIs, those obtained on a Just-In-Time basis, and those acquired through Secondary Market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable.  In addition to the above-described factors impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.  Sales of VOIs were $54.5 million and $56.4 million during the three months ended March 31, 2017 and 2016, respectively.

Gross sales of VOIs were reduced by $9.4 million and $10.5 million during the three months ended March 31, 2017 and 2016, respectively, for estimated future uncollectible notes receivable.  Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans.  In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 15% and 16% during the three months ended March 31, 2017 and 2016, respectively.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

Cost of VOIs Sold.  Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory.  In addition to Bluegreen’s inventory from its traditional timeshare business, Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary Market arrangements in connection with Bluegreen’s capital-light business strategy.  Compared to the cost of Bluegreen’s traditional inventory, VOIs acquired in connection with Just-In-Time arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with Secondary Market arrangements typically have a lower cost of sales as a percentage of sales as Secondary Market inventory is generally obtained from POAs at a significant discount.  During the three months ended March 31, 2017 and 2016, cost of VOIs sold was $3.3 million and $3.9 million, respectively, and represented 6% and 7%, respectively, of sales of VOIs.  Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized.  While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

Fee-Based Sales Commission Revenue.  During the three months ended March 31, 2017 and 2016, Bluegreen sold $66.2 million and $60.1 million, respectively, of third-party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $45.2 million and $40.1 million, respectively, in connection with those sales.  The increase in the sales of third-party developer inventory on a commission basis during the 2017 period was due primarily to the factors described above related to the increase in system-wide sales of VOIs.  Bluegreen earned an average sales and marketing commission of 68% and 67% during the three months ended March 31, 2017 and 2016, respectively.

Net Carrying Cost of VOI Inventory.   Bluegreen is responsible for paying maintenance fees and developer subsidies for unsold VOI inventory to the POAs that maintain the resorts.  Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of owned VOIs and through proceeds from Bluegreen’s sampler programs.  The carrying cost of Bluegreen’s inventory was $4.1 million and $4.4 million during the three months ended March 31, 2017 and 2016, respectively, which was partly offset by rental and sampler revenues of $2.5 million and $2.4 million, respectively.  The decrease in carrying costs is a result of Bluegreen’s continued emphasis on its capital light strategy and an increase in sampler revenues.

Selling and Marketing Expenses.  Selling and marketing expenses were $67.4 million and $65.9 million during the three months ended March 31, 2017 and 2016, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses were 52% during each of the three month periods ended March 31, 2017 and 2016.  As discussed above, during the three months ended March 31, 2017, Bluegreen increased its screening of marketing guests, resulting in decreased guest tours during the period.

Included in the variety of methods that Bluegreen uses to attract prospective purchasers of VOIs are marketing arrangements with various third parties.  Sales of VOIs to prospects and leads generated by one marketing arrangement accounted for approximately 13% of Bluegreen’s VOI sales volume during the three months ended March 31, 2017 and approximately 14% during the same period for 2016.  There can be no guarantee that Bluegreen will be able to maintain, extend or renew such arrangement or any other marketing arrangements in the future, and a loss of any significant marketing relationships would have a material adverse impact on Bluegreen’s financial condition, including cash position and operating results.

General and Administrative Expenses.  General and administrative expenses consisting of corporate overhead and expenses directly attributable to sales and marketing operations were $21.6 million and $24.2 million during the three months ended March 31, 2017 and 2016, respectively.  As a percentage of system-wide sales of VOIs, general and administrative expenses were 17% and 19% during the three months ended March 31, 2017 and 2016, respectively.  The decrease was driven by lower personnel related costs, partially offset by higher information technology related costs.  Revenues from mortgage servicing during the three months ended March 31, 2017 and 2016 of $1.2 million and $0.8 million, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services Revenue.  Other fee-based services revenue increased 2% during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the POAs of the resorts within the Bluegreen Vacation Club.  In connection with Bluegreen’s management services, Bluegreen also manages the club reservation system, provides services to owners and performs billing and collection services to the Bluegreen Vacation Club and certain POAs.  At March 31, 2017 and 2016, Bluegreen managed a total of 47 and 46 timeshare resort properties and hotels, respectively.  Fee-based management services revenue increased during the 2017 period compared to the 2016 period, primarily as a result of increases in the number of managed resorts and the number of owners in the Bluegreen Vacation Club.  Additionally, Bluegreen generates revenues from providing title services, its Traveler Plus™ program, and food and beverage and other retail operations.  Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based clients.

Bluegreen intends to continue to pursue its efforts to provide management, title and other services to resort developers and others, on a cash-fee basis.  While Bluegreen’s efforts to do so may not be successful, Bluegreen anticipates that this will become an increasing portion of its business over time.

Cost of Other Fee-Based Services.  During the three months ended March 31, 2017, cost of other fee-based services increased 18% compared to the same period in 2016.  The increase is primarily due to the increased costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the higher service volumes described above.

Net Interest Spread.    Net interest spread was $14.7 million and $14.3 million during the three months ended March 31, 2017 and 2016, respectively.  The increase in net interest spread during the 2017 period primarily reflects lower weighted-average cost of borrowings.

Bluegreen’s effective cost of borrowing was 4.9% and 5.4% during the three months ended March 31, 2017 and 2016, respectively. The decrease was primarily attributed to Bluegreen’s repayment of debt with higher-interest rates.

Other Income/Expense, Net.    Other expense, net was $0.2 million during the three months ended March 31, 2017.  Other income, net was $0.1 million during the three months ended March 31, 2016.  The decrease in the 2017 period is mainly the result of fixed asset disposals.

BBX Capital Real Estate Reportable Segment

Overview

BBX Capital Real Estate’s primary activities include the acquisition, ownership and management of real estate, and real estate development projects as well as investments in real estate joint ventures. BBX Capital Real Estate also manages the legacy assets retained by BCC in connection with the July 2012 sale of BankAtlantic to BB&T Corporation (the “BB&T Transaction”). The legacy assets include portfolios of loans receivable, real estate properties and loans previously charged-off by BankAtlantic.

Results of Operations

The following table is a condensed income statement before income taxes summarizing the results of operations of BBX Capital Real Estate (in thousands):

	For the Three Months Ended March 31,
	2017	2016	Change
Interest income	$582	1,019	(437)
Net gains (losses) on sales of assets	295	(46)	341
Other	1,091	1,529	(438)
Total revenues	1,968	2,502	(534)
Recoveries from loan losses, net	(3,094)	(1,748)	(1,346)
Asset recoveries, net	(13)	(37)	24
Selling, general and administrative expenses	2,531	3,677	(1,146)
Total costs and expenses	(576)	1,892	(2,468)
Equity in net earnings (losses) of unconsolidated joint ventures	3,714	(342)	4,056
Income before income taxes	$6,258	268	5,990

Interest Income

The decrease in interest income for the three months ended March 31, 2017 compared to the same 2016 period reflects lower interest income recognized on a cash basis from the payoffs of nonaccrual loans and a declining accruing loan portfolio. Accruing loan balances declined from $6.7 million at December 31, 2015 to $1.5 million at March 31, 2017.

Net Gains (Losses) on Sales of Assets

The net gains on sales of assets during the three months ended March 31, 2017 resulted primarily from $0.1 million of gains on the sales of commercial land parcels and the recognition of $0.5 million of deferred gains associated with properties contributed for equity interests in joint ventures during 2013.  The gains on the sales of assets were partially offset by $0.3 million of losses on sales of foreclosed residential properties.

The losses on the sales of assets for the three months ended March 31, 2016 were primarily from the sales of foreclosed residential properties.

Other

Other revenues consisted primarily of rental income from real estate properties. The lower other revenues during the three months ended March 31, 2017 compared to the same 2016 period was primarily the result of the sale of one student housing rental property during the second quarter of 2016.

Recoveries from Loan Losses

Recoveries from loan losses during the three months ended March 31, 2017 was primarily associated with $3.2 million of previously charged off loans.

Recoveries from loan losses during the three months ended March 31, 2016 resulted primarily from guarantor settlements on charged off commercial loans and recoveries from previously charged off loans. Recoveries from commercial loan settlements and previously charged off loans for the three months ended March 31, 2016 were $1.1 million and $0.6 million, respectively.

Recoveries from loan losses for the three months ended March 31, 2017 and 2016 were generated by legacy loans and due to the nature of these collection activities and the declining balances of legacy loans it is not expected that BBX Capital Real Estate will continue to generate recoveries consistent with historical amounts.

Asset Recoveries, net

Asset recoveries, net during the three months ended March 31, 2017 resulted primarily from tax certificate recoveries.

Asset recoveries, net during the three months ended March 31, 2016 resulted primarily from $0.2 million of net recoveries from residential loans and $0.1 million of tax certificate recoveries.  The residential loan recoveries were associated with short sales and foreclosures.  The foreclosure recoveries reflect that the fair value of the properties less costs to sell was higher than the recorded investment of the foreclosed loans as real estate values appreciated subsequent to the charging down of the loans.  The above recoveries were partially offset by $0.3 million of impairments on two properties. The impairment on the two properties reflects updated valuations based on executed sales contracts.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended March 31, 2017 compared to the same 2016 period reflects lower professional fees, real estate operating expenses and servicing fees associated with a declining legacy loan and real estate asset portfolio as well as lower compensation and benefits expenses resulting primarily from lower performance bonuses associated with the timing of real estate transactions.  The above decreases in selling, general and administrative expenses were partially offset by higher occupancy and equipment expenses.

The decrease in professional fees resulted primarily from lower legal fees incurred in connection with loan portfolio recoveries and foreclosures.

Real estate operating expenses for the three months ended March 31, 2017 and 2016 represent real estate holding costs, including taxes and insurance, associated with real estate acquired through foreclosure.  The decline in real estate operating expenses reflects the sale of properties and the transfer of rental properties to property and equipment.

The decline in servicing fees resulted primarily from lower fees incurred from third party management companies who service loans and real estate. The decline in asset servicing costs reflects the declining loan portfolio due to loan repayments, foreclosures as well as real estate liquidations.

The increase in occupancy and equipment costs resulted primarily from higher depreciation and operating costs as a result of a student housing multi-family rental property being transferred to property and equipment during the second quarter of 2016.

Equity in Net Earnings (losses) of Unconsolidated Joint Ventures

The unconsolidated real estate joint ventures are generally real estate joint ventures that develop properties for residential and commercial use. The equity in earnings for the three months ended March 31, 2017 primarily reflects earnings from the Hialeah Communities and New Urban/BBX Development joint ventures. Real estate joint ventures equity losses for the three months ended March 31, 2016 represent marketing and management fees of joint ventures in the construction or entitlement phases of their respective real estate projects.

As of March 31, 2017 the Hialeah Communities joint venture executed sales contracts on 360 single-family homes of which 280 transactions closed in a planned development of 394 single-family homes.  During the three months ended March 31, 2017 the Hialeah Communities joint venture closed on 66 single-family homes.  BBX Capital Real Estate received $3.0 million of cash distributions and recognized $3.7 million of equity earnings from the Hialeah Communities joint venture for the three months ended March 31, 2017.  BBX Capital Real Estate recognized equity losses of $0.2 million for the three months ended March 31, 2016 from the Hialeah Communities joint venture.

As of March 31, 2017 the New Urban/BBX Development joint venture executed sales contracts on 19 single-family homes of which 12 transactions closed in a planned development of 30 single-family homes.  During the three months ended March 31, 2017, the New Urban/BBX Development joint venture closed on 2 single-family homes.  BBX Capital Real Estate received $0.4 million of cash payments on its $1.6 million joint venture note receivable and recognized $0.7 million of equity earnings from the New Urban/BBX Development joint venture for the three months ended March 31, 2017.  BBX Capital Real Estate recognized equity losses of $10,000 for the three months ended March 31, 2016 from the New Urban/BBX Development joint venture.

Renin Reportable Segment

Overview

Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada and the United States.

Results of Operations

		For the Three Months Ended March 31,
(in thousands)		2017	2016	Change
Trade sales		$17,391	13,775	3,616
Cost of goods sold		(12,582)	(10,163)	(2,419)
Gross margin		4,809	3,612	1,197
Interest expense		79	64	15
Selling, general and administrative expenses		4,229	3,668	561
Gain on foreign currency exchange		(191)	(210)	19
Total costs and expenses		4,117	3,522	595
Income before income taxes		$692	90	602
Gross margin percentage	%	27.65	26.22	33.10
SG&A as a percent of trade sales	%	24.32	26.63	15.51

The improvement in trade sales for the three months ended March 31, 2017 compared to the same 2016 period reflects increased sales volume from Renin’s retail channel customers driven by higher sales of its barn door product. The improvement in the gross margin percentage for the three months ended March 31, 2017 compared to the same 2016 period resulted primarily from a higher proportion of sales of higher margin door and hardware products.

Renin’s interest expense for the three months ended March 31, 2017 and 2016 was associated with a term loan and a revolving line of credit from a financial institution.

The increase in selling, general and administration expenses for the three months ended March 31, 2017 compared to the same 2016 period was associated with increased compensation and benefits, including severance costs, sales salaries and incentive bonuses as well as higher depreciation expense in connection with technology expenditures.

Foreign currency exchange gains for the three months ended March 31, 2017 and 2016 reflect changes in the value of the Canadian dollar compared to the U.S. dollar.

Corporate Expenses & Other

The results of operations of BBX Sweet Holdings and subsidiaries, BBX Capital’s corporate overhead and the expenses of Woodbridge unrelated to Bluegreen, but including Woodbridge’s interest expense associated with Woodbridge’s junior subordinated debentures, are reported as “Corporate Expenses & Other” in the Company’s segment information.  Also included in “Corporate Expenses & Other” are net gains on the cancellation of junior subordinated debentures, insurance carrier reimbursements for litigation costs and the reimbursement of the fine previously paid in connection with the SEC civil litigation against BCC.

Beginning in December 2013, BBX Sweet Holdings commenced acquiring operating businesses in the candy and confectionery industry. These companies manufacture chocolate and hard candy products which are sold through wholesale and retail distribution channels. BBX Sweet Holdings is currently integrating and consolidating the operations of the acquired companies, upgrading personnel, and hiring experienced marketing, finance and senior executives.  BBX Sweet Holding also opened additional retail outlets during 2016. For the three months ended March 31, 2017 and 2016, BBX Sweet Holdings had trade sales of $6.1 million and $7.2 million, respectively. The gross margin on BBX Sweet Holdings trade sales was $0.6 million and $2.3 million and BBX Sweet Holdings experienced a loss before income taxes of $3.1 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively.  The BBX Sweet Holdings losses include the impact of write-downs of excess and obsolete trade inventory and reflects excess manufacturing capacity. BBX Sweet Holdings currently intends to continue to pursue acquisitions in the candy and confectionery industry and we anticipate that BBX Sweet Holdings will continue to generate losses during the remaining nine months of 2017.  Additionally, If BBX Sweet Holdings’ operations do not meet expectations or if there is a downturn in the sugar and confectionery industry, the Company may recognize goodwill and other intangible assets impairment charges in future periods.

BBX Capital’s corporate overhead consists primarily of expenses associated with administering the various support functions at its corporate headquarters, including executive compensation, accounting, legal, human resources, risk management, investor relations and executive offices.  BBX Capital’s corporate general and administrative expenses were $14.4 million and $10.8 million for the three months ended March 31, 2017 and 2016, respectively. The increase in BBX Capital’s corporate general and administrative expenses for the three months ended March 31, 2017 compared to the same 2016 period resulted primarily from litigation costs associated with the civil litigation action brought by the SEC and higher compensation expenses and professional fees. In addition, Woodbridge’s interest expense on its junior subordinated debentures was $0.9 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

Included in “Corporate Expenses & Other” for the three months ended March 31, 2017 was $5.0 million of insurance carrier reimbursements of litigation costs in connection with the SEC civil litigation compared to no legal fee reimbursements during the three months ended March 31, 2016.  The insurance carrier has communicated that it reserves all of its rights and defenses with respect to such reimbursed amounts.  As discussed in Note 8 under Item 1 of this report, the Eleventh Circuit Court of Appeals reversal of the 2015 judgment against the Company and Mr. Levan in the SEC civil litigation became final on January 31, 2017 and, as a consequence, the monetary penalty in the SEC litigation of $4.6 million imposed by the district court and held in an escrow account was refunded to BBX Capital. BBX Capital recognized the litigation costs and penalty reimbursements aggregating $9.6 million in its Condensed Statement of Operations during the three months ended March 31, 2017.

Also included in “Corporate Expenses & Other” for the three months ended March 31, 2017 was $6.9 million of gains associated with the cancellation of a portion of Woodbridge’s outstanding junior subordinated debentures described in further detail in Note 7 – Debt included in Item 1 of this report.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2017 and 2016 reflects the Company’s effective tax rate of 42% and 49%, respectively.  The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to non-controlling interests for joint ventures taxed as partnerships.  The reduction in the effective income tax rate for the first quarter of 2017 reflects the deductibility of a portion of executive compensation in connection with the implementation of a performance incentive compensation plan for 2017.  The effective tax rate was higher than the expected federal income tax rate of 35% due to nondeductible executive compensation and changes in the Company’s state income tax effective rate.

Net Income Attributable To Non-Controlling Interest

BBX Capital includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51% owned subsidiary, and BBX Capital’s 82% ownership of BCC through December 15, 2016 (the date on which BBX Capital acquired BCC’s outstanding common stock not previously owned by it). The non-controlling interest in income of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ consolidated net income that is attributable to its unaffiliated 49% interest holder and the non-controlling interest in BCC’s consolidated net income is the portion of BCC’s consolidated net income that is attributable to its shareholders other than BBX Capital through December 15, 2016. Net income attributable to the non-controlling interest totaled $2.8 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at March 31, 2017 and December 31, 2016 were $1.4 billion for each period.  The primary changes in components of total assets are summarized below:

•

Decrease in cash was primarily from $40.0 million of debt repayments, including $11.4 million related to the purchase of trust preferred securities and cancellation of junior subordinated debentures, partially offset by real estate sales and loan repayments;

•	Decrease in loans receivable primarily due to $4.0 million of loan repayments and $0.6 million of foreclosed loans transferred to real estate held-for-sale;
•	Decrease in notes receivable reflecting normal amortization of notes receivables partially offset by notes receivable originations;
•

Increase in inventory associated with increased development expenditures related to Bluegreen/Big Cedar Vacations property and the Beacon Lake master-planned development as well as increased purchases of Just-in-Time and Secondary Market inventory;

•	Decrease in real estate held-for-sale primarily as a result of the sale of $3.8 million of real estate partially offset by $0.2 million of property improvements;
•	The activity in investments in unconsolidated real estate joint ventures reflects $4.0 million of joint venture distributions and $3.7 million of joint venture equity earnings; and
•	Increase in other assets resulting primarily from higher prepaid expenses and receivables from commissions and fee-based services.

Total liabilities at March 31, 2017 and December 31, 2016 were $893.3 million and $940.6 million, respectively.  The primary changes in components of total liabilities are summarized below:

•	Decrease in other liabilities associated with the payment of incentive bonuses during the three months ended March 31, 2017;
•	Decrease in receivable-backed notes payable primarily as a result of payments received from the obligors of note receivables;
•	Decrease in junior subordinated debentures due to the redemption and cancellation of $18.75 million of junior subordinated debentures resulting in a $6.9 million gain; and
•

Increase in the liability for deferred income taxes resulting primarily from the provision for income taxes partially offset by the recognition of excess tax benefits on share-based compensation upon the adoption of a new accounting pronouncement.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows (used in) provided by operating activities	$(1,252)	17,884
Cash flows provided by investing activities	4,170	1,068
Cash flows (used in) provided by financing activities	(40,387)	8,352
Net (decrease) increase in cash and cash equivalents	$(37,469)	27,304
Cash and cash equivalents at beginning of period	299,861	198,905
Cash and cash equivalents at end of period	$262,392	226,209

Cash Flows (used in)  provided by Operating Activities

The Company’s operating cash flows decreased by  $19.1 million during the three months ended March 31, 2017 compared to the same 2016 period.  The decrease was due primarily to spending on the acquisition and development of real estate inventory, purchases by Bluegreen of Just-in-Time and Secondary Market inventory and higher Renin trade inventories in the 2017 period.  The increase in Renin inventories reflects the receipt of orders of doors from a retail customer that had not yet been shipped as of March 31, 2017.

Cash Flows provided by Investing Activities

The Company’s investing cash flows increased by $3.1 million during the three months ended March 31, 2017 compared to the same 2016 period. The increase reflects higher proceeds from real estate sales and increased distributions from unconsolidated real estate joint ventures partially offset by higher purchases of property and equipment in 2017.

Cash Flows (used in) provided by Financing Activities

The Company’s financing activities cash flows decreased by $48.7 million during the three months ended March 31, 2017 compared to the same 2016 period.  The decrease in cash used in financing activities was primarily due to the proceeds from the 2016 Term Securitization in the 2016 period. The Company did not complete any such securitization transactions in the 2017 period.  In addition, the Company redeemed and cancelled $18.75 million of junior subordinated debentures during the three months ended March 31, 2017 for cash of $11.4 million.

Commitments

The Company’s material commitments as of March 31, 2017 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain POAs, an inventory purchase commitment under a just-in-time arrangement and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of the Company’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of March 31, 2017 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total

Receivable-backed notes payable	$-	4,417	105,690	287,744	(4,821)	393,030
Lines-of-credit and notes payable	9,966	59,669	39,084	22,070	(2,845)	127,944
Jr. subordinated debentures (1)	-	-	-	177,129	(1,326)	175,803
Inventory purchase commitment	8,873	4,591	-	-	-	13,464
Noncancelable operating leases (1)	12,420	15,548	11,018	22,430	-	61,416
Total contractual obligations	31,259	84,225	155,792	509,373	(8,992)	771,657

Interest Obligations (2)
Receivable-backed notes payable	14,579	29,073	23,967	76,121	-	143,740
Lines-of-credit and notes payable	4,308	5,554	2,268	-	-	12,130
Jr. subordinated debentures	6,589	13,177	13,177	157,703	-	190,646
Total contractual interest	25,476	47,804	39,412	233,824	-	346,516
Total contractual obligations	$56,735	132,029	195,204	743,197	(8,992)	1,118,173

(1)	Amounts do not include purchase accounting adjustments for Junior Subordinated Debentures and Noncancelable operating leases of $41.4 million and $0.4 million, respectively.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2017.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may provide subsidies to certain property owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  Bluegreen made no payments related to subsidies during the three months ended March 31, 2017.  As of March 31, 2017, Bluegreen had liabilities totaling $2.2 million related to such agreements.  Such liabilities are included in other liabilities in the Company’s Condensed Consolidated Statement of Financial Condition as of that date. As of March 31, 2017, Bluegreen was providing subsidies to ten property owners’ associations.

During 2016, BBX Capital entered into a severance arrangement with an executive. Under the terms of the arrangement the executive will receive $3.7 million over a three year period ending in August 2019.  In June 2015, Bluegreen entered into a severance and consulting agreement with its former CEO.  Under the agreement the former CEO will be paid a total of $2.9 million over two years ending in May 2017.  As of March 31, 2017, $3.1 million was left to be paid under the above arrangements.

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

Bluegreen’s receivables purchase facilities and its credit facilities, indentures and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect Bluegreen’s ability to pay dividends and the Company’s financial condition and results of operations.  In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond the Company’s control.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table as described in further detail in Item 1 – Note 8 of this Report.

Liquidity and Capital Resources

BBX Capital Corporation

BBX Capital’s principal sources of liquidity are its available cash and short-term investments, funds obtained from scheduled payments on loans, loan recoveries, loan payoffs, sales of real estate, income from income producing real estate, distributions from unconsolidated real estate joint ventures and distributions received from Bluegreen. BBX Capital expects to use its available funds for general corporate purposes and to make additional investments in real estate based opportunities and middle market operating businesses or invest in other opportunities or repurchase shares of its common stock pursuant to its share repurchase program.

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

BBX Capital expects that it will receive dividends from time to time from its wholly owned subsidiary, Bluegreen.  During the three months ended March 31, 2016, Bluegreen paid dividends totaling $10.0 million. Bluegreen did not pay dividends during the three months ended March 31, 2017.  Dividends from Bluegreen will be dependent on and subject to Bluegreen’s results of operations and cash flows, as well as restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of the Company and generally are non-recourse to the Company. Similarly, the assets of Bluegreen are not available to us, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  As a consequence, BBX Capital may not receive dividends from Bluegreen consistent with prior periods or in the time frames or amounts anticipated, or at all. BBX Capital may also receive funds from Bluegreen in connection with its tax sharing agreement to the extent Bluegreen utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return.  During the three months ended March 31, 2017 and 2016, BBX Capital received $10.5 million and $5.4 million, respectively, of tax sharing payments from Bluegreen.

In April 2015, BBX Capital borrowed $80.0 million from a wholly-owned subsidiary of Bluegreen to finance in part the purchase of 4,771,221 shares of BCC’s Class A Common Stock. The incurrence of this debt resulted in BBX Capital being required to utilize cash flow to service the debt, which accrues interest at a per annum rate of 10%, with quarterly payments to Bluegreen of $2.0 million and BBX Capital may be required to repay all or a portion of the $80.0 million borrowed from Bluegreen if Bluegreen is not in compliance with debt covenants under its debt instruments.

As of March 31, 2017 and December 31, 2016, the Company, excluding Bluegreen, had cash and cash equivalents of approximately $144.5 million and $155.8 million, respectively. Management believes that BBX Capital has sufficient liquidity to fund operations for the foreseeable future.

In March 2017, the Company’s Board of Director’s declared a quarterly cash dividend on the Company’s Class A and Class B Common Stock of $0.075 per share. No cash dividends were declared during the first quarter of 2016. Future declaration and payment of cash dividends with respect to the Company’s Common Stock, if any, will be determined in light of the then-current financial condition of the Company and other factors deemed relevant by the board of directors.

The Company’s indebtedness including any future debt incurred by the Company may make us more vulnerable to downturns in the economy, and may subject the Company to covenants or restrictions on its operations and activities.

On September 21, 2009, our board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  During April 2017, the Company repurchased 1.0 million shares of its Class A Common Stock under this share repurchase program for approximately $6.2 million.

The Company has outstanding 15,000 shares of 5% Cumulative Preferred Stock at a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at a redemption price of $1,000 per share. Shares of the 5% Cumulative Preferred Stock are also subject to mandatory redemption as described below. The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. The Company pays regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  The terms of the 5% Cumulative Preferred Stock requires a mandatory redemption of the stock and accordingly is classified as a liability in the Company’s Condensed Consolidated Statements of

Financial Condition.  The Company is required to redeem the preferred shares in $5.0 million annual payments in each of the years ending December 31, 2018, 2019 and 2020.  During December 2013, The Company made a $5.0 million loan to the preferred shareholders. The loan is secured by 5,000 shares of 5% Cumulative Preferred Stock, has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity.

Bluegreen

As of March 31, 2017 and December 31, 2016, Bluegreen, had cash and cash equivalents of approximately $117.9 million and $144.1 million, respectively. Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) cash from finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from sales and marketing fee-based services and other resort fee-based services, including resorts management operations.

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

Historically, Bluegreen’s business model depended on the availability of credit in the commercial markets.  VOI sales are generally dependent upon providing financing to buyers.  The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities.  In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction, and development of new resorts.  Development expenditures during 2017 are expected to be in a range of $60 million to $80 million, which primarily relates to development at Bluegreen/Big Cedar Vacations’ resorts and proposed development at Bluegreen’s Fountains Resort.  However, if other opportunities to acquire or develop a strategic property on favorable terms present itself, Bluegreen may decide to acquire or develop additional VOI inventory, which would increase acquisition and development expenditures and may involve or require the incurrence of additional debt.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of March 31, 2017, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with relevant covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of March 31, 2017		Availability as of March 31, 2017		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2017
Liberty Bank Facility	$50,000	$37,011		$12,989		November 2017; November 2020	Prime Rate +0.50%; floor of 4.00%; 4.25%
NBA Receivable Facility (2)	45,000	29,463		15,537		June 2018; December 2022	30-Day LIBOR + 2.75% to 3.25%; floor of 3.5% to 4.00%; 3.73% to 4.23% (1)
Pacific Western Bank Facility	40,000	19,488	(3)	20,512	(3)	September 2018; September 2021	30 day LIBOR+4.00% to 4.50%; 5.39%
BB&T/DZ Purchase Facility	80,000	33,443		46,557		December 2017; December 2020	Applicable Index rate +2.90%; 3.88%(4)
Quorum Purchase Facility	50,000	21,721		28,279		June 2018; December 2030	(5)
	$265,000	$141,126		$123,874

(1)

Of the amount outstanding as of March 31, 2017, $9.4 million bears interest at the 30-day LIBOR + 3.25% subject to a floor of 4.0% and $20.1 million bears interest at the 30-day LIBOR plus 2.75% subject to an interest rate floor of 3.50%.  Future borrowings will bear interest at the 30-day LIBOR plus 3.25% subject to an interest rate floor of 4.0%.

(2)	The borrowing limit and the outstanding balance is inclusive of the $15.0 million borrowing limit and less than $0.1 million of outstanding borrowings, respectively.
(3)	The outstanding balance includes $1.6 million outstanding as of March 31, 2017 under the Pacific Western Term Loan.
(4)

The Applicable Index Rate for portions of amounts outstanding is either LIBOR, a “Cost of Funds” rate or commercial paper rates.  The interest rate will increase to the applicable rate plus 4.9% upon the expiration of the advance period.

(5)

Of the amounts outstanding as of March 31, 2017, $4.3 million bears interest at a fixed rate of 6.9%, $3.9 million bears interest at a fixed rate of 5.5%, $4.6 million bears interest at a fixed rate of 5.0%, and $8.9 million bears interest at a fixed rate of 4.75%. The interest rate on future borrowings will be set at the time of funding based on rates mutually agreed upon by all parties.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger and certain other bank participants as lenders.  The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”).  Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. The facility contains covenants and conditions which Bluegreen considers to be customary for transactions of this type.  Borrowings are used by Bluegreen for general corporate purposes.  As of March 31, 2017, outstanding borrowings under the facility totaled $39.7 million, including $24.7 million under the Fifth Third Syndicated Term

Loan with an interest rate of 3.53%, and $15.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 3.74%.

See Item 8 - Note 12 to the Company’s Consolidated Financial Statements included in the 2016 Annual Report for additional information with respect to Bluegreen’s credit facilities terms and covenants.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Except as described below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report in Form 10-K for the year ended December 31, 2016.

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

On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Alan Levan serving as an officer or director of any public company, but instead ordered Mr. Alan Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015. The court also imposed monetary penalties against BCC in the amount of $4,550,000 and monetary penalties against Mr. Alan Levan in the amount of $1,300,000.

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

On May 8, 2017, after a six week trial the jury rendered a verdict in favor of BBX Capital Florida, LLC (“BCC”) and Mr. Alan Levan and against the SEC on all counts.

Item 1A.  Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Exhibits furnished and not filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBX CAPITAL CORPORATION

Date: May 9, 2017	By:	/s/Alan B. Levan
Alan B. Levan, Chairman of the Board and Chief Executive Officer

Date: May 9, 2017	By:	/s/Raymond S. Lopez
Raymond S. Lopez, Chief Financial Officer and
Chief Accounting Officer