Form 10-Q
period 2017-06-30
BBX Capital Corp
filed 2017-08-08
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2017

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

YES [X]NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 2, 2017 is as follows:

Class A Common Stock of $.01 par value, 84,923,126 shares outstanding.
Class B Common Stock of $.01 par value, 16,752,410 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital Corporation
Condensed Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$254,068	299,861
Restricted cash ($38,711 in 2017 and $21,894 in 2016 in variable
interest entities ("VIEs"))	69,976	46,456
Loans receivable, net	22,874	25,521
Notes receivable, net ($303,041 in 2017 and $287,111 in 2016 in VIEs)	423,677	430,480
Construction funds receivable	14,947	20,744
Inventory	313,106	268,514
Real estate held-for-sale, net	25,685	33,345
Real estate held-for-investment	13,345	12,029
Investments in unconsolidated real estate joint ventures	44,326	43,374
Property and equipment, net	117,497	95,998
Goodwill	39,714	6,731
Intangible assets, net	72,492	68,455
Other assets	102,481	84,560
Total assets	$1,514,188	1,436,068

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$30,022	28,855
Deferred income	38,807	37,015
Escrow deposits	27,270	20,152
Other liabilities	87,393	95,611
Receivable-backed notes payable - recourse	63,755	87,631
Receivable-backed notes payable - non-recourse	364,679	327,358
Notes and mortgage notes payable and other borrowings	153,366	133,790
Junior subordinated debentures	134,750	152,367
Deferred income taxes	64,364	44,318
Redeemable 5% cumulative preferred stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	13,740	13,517
Total liabilities	978,146	940,614

Commitments and contingencies (See Note 9)

Redeemable noncontrolling interest (See Note 2)	2,549	-

Equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares	-	-
Class A common stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 84,029,303 in 2017 and 84,844,439 in 2016	840	848
Class B common stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 13,151,000 in 2017 and 13,184,789 in 2016	132	132
Additional paid-in capital	193,936	193,347
Accumulated earnings	290,487	259,110
Accumulated other comprehensive income	1,096	1,167
Total shareholders' equity	486,491	454,604
Noncontrolling interests	47,002	40,850
Total equity	533,493	495,454
Total liabilities and equity	$1,514,188	1,436,068

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Sales of vacation ownership interests ("VOIs")	$56,694	68,542	111,151	124,912
Fee-based sales commission revenue	63,915	54,188	109,069	94,335
Other fee-based services revenue	29,936	26,056	56,056	51,611
Trade sales	28,442	21,250	51,955	42,212
Interest income	20,875	21,227	42,030	42,368
Net gains on sales of assets	1,884	337	2,179	291
Other revenue	1,120	1,519	2,252	3,137
Total revenues	202,866	193,119	374,692	358,866

Costs and Expenses
Cost of sales of VOIs	1,135	9,666	4,453	13,582
Cost of other fee-based services	16,311	16,577	33,374	31,587
Cost of trade sales	20,392	18,959	38,465	34,006
Interest expense	9,273	9,738	18,097	18,805
Recoveries from loan losses, net	(999)	(6,287)	(4,093)	(8,035)
Asset impairments, net	58	1,759	45	1,722
Net gains on cancellation of
junior subordinated debentures	-	-	(6,929)	-
Litigation costs and penalty reimbursements	-	-	(9,606)	-
Selling, general and administrative expenses	135,804	142,204	249,999	254,259
Total costs and expenses	181,974	192,616	323,805	345,926

Equity in net earnings of unconsolidated
real estate joint ventures	3,455	1,655	7,169	1,313
Foreign exchange (loss) gain	(398)	110	(207)	320
Other income, net	326	35	151	190
Income before income taxes	24,275	2,303	58,000	14,763
(Provision) benefit for income taxes (See Note 10)	(8,779)	368	(21,833)	(4,739)
Net income	15,496	2,671	36,167	10,024
Less: Net income attributable to noncontrolling interests	3,415	2,427	6,211	4,298
Net income attributable to shareholders	$12,081	244	29,956	5,726

Basic earnings per share	$0.12	0.00	0.30	0.07
Diluted earnings per share	$0.11	0.00	0.28	0.07
Basic weighted average number of common
shares outstanding	98,240	85,946	98,579	86,392
Diluted weighted average number of common and
common equivalent shares outstanding	106,173	86,145	106,061	86,577

Cash dividends declared per Class A common share	$0.0075	0.005	0.015	0.005
Cash dividends declared per Class B common share	$0.0075	0.005	0.015	0.005

Net income	$15,496	2,671	36,167	10,024
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale	23	41	46	66
Foreign currency translation adjustments	138	(42)	(117)	(190)
Other comprehensive income (loss), net	161	(1)	(71)	(124)
Comprehensive income, net of tax	15,657	2,670	36,096	9,900
Less: Comprehensive income attributable
to noncontrolling interests	3,415	2,427	6,211	4,280
Total comprehensive income attributable to shareholders	$12,242	243	29,885	5,620

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Six Months Ended June 30, 2017 and 2016
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity

Balance, December 31, 2015	73,212	11,346	$732	113	143,231	232,134	616	376,826	106,080	482,906
Net income	-	-	-	-	-	5,726	-	5,726	4,298	10,024
Other comprehensive loss	-	-	-	-	-	-	(106)	(106)	(18)	(124)
Subsidiaries' capital transactions	-	-	-	-	2,695	-	-	2,695	586	3,281
Class A common stock cash dividends declared	-	-	-	-	-	(373)	-	(373)	-	(373)
Class B common stock cash dividends declared	-	-	-	-	-	(68)	-	(68)	-	(68)
Repurchase and retirement of Class A Common Stock	(1,000)	-	(10)	-	(3,019)	-	-	(3,029)	-	(3,029)
Issuance of Class A Common Stock from exercise of options	25	-	-	-	10	-	-	10	-	10
Share-based compensation	-	-	-	-	3,277	-	-	3,277	-	3,277
Balance, June 30, 2016	72,237	11,346	$722	113	146,194	237,419	510	384,958	110,946	495,904

Balance, December 31, 2016	84,845	13,185	$848	132	193,347	259,110	1,167	454,604	40,850	495,454
Net income excluding $59 of earnings attributable to redeemable noncontrolling interest	-	-	-	-	-	29,956	-	29,956	6,152	36,108
Other comprehensive loss	-	-	-	-	-	-	(71)	(71)	-	(71)
Cumulative effect from excess tax benefits on share based compensation associated with the adoption of ASU 2016-09 (See Note 1)	-	-	-	-	-	3,054	-	3,054	-	3,054
Class A common stock cash dividends declared	-	-	-	-	-	(1,382)	-	(1,382)	-	(1,382)
Class B common stock cash dividends declared	-	-	-	-	-	(251)	-	(251)	-	(251)
Conversion of Common Stock from Class B to Class A	34	(34)	-	-	-	-	-	-	-	-
Repurchase and retirement of Class A Common Stock	(1,000)	-	(10)	-	(6,203)	-	-	(6,213)	-	(6,213)
Issuance of Class A Common Stock from exercise of options	150	-	2	-	60	-	-	62	-	62
Share-based compensation	-	-	-	-	6,732	-	-	6,732	-	6,732
Balance, June 30, 2017	84,029	13,151	$840	132	193,936	290,487	1,096	486,491	47,002	533,493

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net income	$36,167	10,024

Adjustment to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses and asset impairments, net	(4,148)	(4,485)
Provision for notes receivable allowances	21,553	23,993
Depreciation, amortization and accretion, net	8,727	5,766
Share-based compensation expense	6,732	3,277
Share-based compensation expense of subsidiaries	-	3,281
Net gains on sales of real estate, loans held-for-sale,
and properties and equipment	(1,708)	(291)
Equity in earnings of unconsolidated real estate
joint ventures	(7,169)	(1,313)
Return on investment in unconsolidated real estate joint ventures	6,130	1,313
Increase in deferred income tax	23,089	16,106
Net gains realized on cancellation of junior subordinated debentures	(6,929)	-
Interest accretion on shares subject to mandatory redemption	598	580
Increase in restricted cash	(8,942)	(329)
Increase in notes receivable	(14,703)	(26,132)
(Increase) decrease in inventory	(30,867)	7,242
Increase in other assets	(16,285)	(7,152)
(Decrease) increase in other liabilities	(3,767)	12,664
Net cash provided by operating activities	8,478	44,544

Investing activities:
Decrease in restricted cash	-	1,306
Return of unconsolidated real estate joint venture investments	472	994
Investments in unconsolidated real estate joint ventures	(385)	(785)
Repayment of loans receivable, net	5,830	26,360
Proceeds from sales of real estate held-for-sale	9,101	11,042
Additions to real estate held-for-sale	(180)	(225)
Additions to real estate held-for-investment	(60)	(1,816)
Purchases of property and equipment, net	(8,378)	(6,103)
Cash paid for acquisition, net of cash received	(58,484)	-
Increase from other investing activities	(24)	(323)
Net cash (used in) provided by investing activities	(52,108)	30,450

Financing activities:
Repayments of notes, mortgage notes payable and other borrowings	(149,450)	(169,414)
Proceeds from notes, mortgage notes payable and other borrowings	169,425	172,290
Redemption of junior subordinated debentures	(11,438)	-
Payments for debt issuance costs	(2,839)	(2,448)
Payments of interest on shares subject to mandatory redemption	(375)	(375)
Proceeds from the exercise of stock options	62	10
Dividends paid on common stock	(1,335)	-
Retirement of Class A Common Stock	(6,213)	(3,029)
Net cash used in financing activities	(2,163)	(2,966)
(Decrease) increase in cash and cash equivalents	(45,793)	72,028
Cash and cash equivalents at beginning of period	299,861	198,905
Cash and cash equivalents at end of period	$254,068	270,933
		Continued

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2017	2016
Supplemental cash flow information:
Interest paid on borrowings	$16,006	16,599
Income taxes paid	1,206	592

Supplementary disclosure of non-cash investing and financing activities:
Restricted cash received on securitization, pending provision of
additional collateral	$14,578	-
Loans receivable transferred to real estate held-for-sale	910	3,663
Loans held-for-sale transferred to loans receivable	-	16,078
Real estate held-for-investment transferred to real estate held-for-sale	-	3,040
Real estate held-for-sale transferred to property and equipment	-	6,557
Real estate held-for-sale transferred to real estate held-for-investment	1,276	-
Decrease in deferred tax liabilities due to cumulative
effect of excess tax benefits	3,054	-
Decrease in shareholders' accumulated other comprehensive
income, net of taxes	(71)	(106)
Net increase in shareholders' equity from
the effect of subsidiaries' capital transactions, net of taxes	-	2,695

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation

Notes to Condensed Consolidated Financial Statements - Unaudited

1.    Presentation of Interim Financial Statements

Basis of Financial Statement Presentation

BBX Capital Corporation is referred to in this report together with its subsidiaries as the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us” or “our” and is referred to in this report without its subsidiaries as “BBX Capital.” The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the condensed consolidated financial condition of the Company at June 30, 2017; the condensed consolidated results of operations and comprehensive income of the Company for the three and six months ended June 30, 2017 and 2016; the condensed consolidated changes in equity of the Company for the six months ended June 30, 2017 and 2016; and the condensed consolidated cash flows of the Company for the six months ended June 30, 2017 and 2016.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period.

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

BBX Capital is a diversified holding company whose core investments include Bluegreen Corporation (“Bluegreen”), real estate and middle market operating businesses.  Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. The Company’s real estate investments include real estate joint ventures and the ownership, financing, acquisition, development and management of real estate. The Company’s investments in middle market operating businesses include Renin Holdings, LLC (“Renin”), a company that manufactures products for the home improvement industry, and the Company’s investments in sugar and confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”).  The Company’s investment in sugar and confectionery businesses includes BBX Sweet Holdings’ acquisition of It’Sugar, LLC in June 2017 (see Note 2 – Acquisitions).

On December 15, 2016, the Company completed the acquisition of all of the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by the Company, and on January 30, 2017, the Company changed its name from BFC Financial Corporation to BBX Capital Corporation.

Prior to the acquisition of all of the outstanding shares of BCC, the Company had an 82% equity interest in BCC and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), the parent company of Bluegreen.  BCC held the remaining 46% interest in Woodbridge.  As a result of the acquisition of the publicly held shares of BCC, BCC (directly) and Bluegreen (indirectly through Woodbridge) are wholly owned subsidiaries of the Company.

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 78% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 87% and 13%, respectively, at June 30, 2017.   Class B common stock is convertible into Class A common stock on a share for share basis at any time at the option of the holder.

On September 21, 2009, the Board of Directors of BBX Capital approved a share repurchase program which authorized the repurchase of up to 20,000,000 shares of Class A common stock and Class B common stock at an aggregate cost of up to $10 million. The September 2009 share repurchase program authorized management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. During April 2017, the Company purchased 1.0 million shares of Class A common stock for approximately $6.2 million under the September 2009 share repurchase program. For additional information, see Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds included under Part II – Item 2 of this report.

On June 13, 2017, the Board of Directors of BBX Capital approved a share repurchase program to replace the September 2009 share repurchase program. The June 2017 repurchase program authorizes management, at its discretion, to repurchase up to 5,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35 million from time to time subject to market conditions and other factors.  No shares were repurchased under the June 2017 share repurchase program as of June 30, 2017.

Recently Adopted Accounting Pronouncements

On January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-based Payment Accounting.  The new standard requires the recognition of excess tax benefits (“windfall”) and tax deficiencies in the income statement when the stock awards vest or are settled, thus eliminating additional paid in capital pools. The new standard also removes the requirement to delay recognition of windfall tax benefits until it reduces current taxes payable. The new standard instead requires the recognition of windfall tax benefits at the time of settlement, subject to valuation allowance considerations.  The new standard clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company’s statement of cash flows and cash flows related to windfall tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows which are classified as operating activities.  The new standard provides an accounting policy election to account for forfeitures as they occur instead of on an estimated basis and allows for the employer to repurchase more of an employee’s shares for tax withholding purposes up to the maximum statutory rate in the employee’s applicable jurisdictions without triggering liability accounting. The new standard changes the computation of diluted earnings per share as windfall tax benefits will not be included in the calculation of assumed proceeds when applying the treasury stock method.

The primary impact of the implementation of this standard on the Company’s Consolidated Financial Statements was the recognition of a $3.1 million  windfall tax benefit as a cumulative effect to accumulated earnings associated with windfall tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable.

Upon adoption of the new standard, the Company made an accounting policy election to recognize forfeitures as they occur.  The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to operating cash flows on any of the periods presented in the Company’s consolidated cash flows statements since these cash flows have historically been presented as a financing activity.

New Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance which may be applicable to the Company but have not yet become effective.(See the 2016 Annual Report for additional accounting pronouncements and guidance issued relevant to the Company’s operations which have not been adopted as of June 30, 2017):

Accounting Standards Update (ASU) No. 2014-09 –  Revenue Recognition (Topic 606): In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including identifying performance obligations and other technical corrections and minor improvements affecting a variety of topics and required disclosures in the new standard.  This standard will be effective for the Company on January 1, 2018. Entities have the option to apply the new guidance under a full retrospective approach or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application.

The Company’s initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to its consolidated financial statements and related disclosures on a disaggregated basis and evaluating differences in the Company’s current accounting policies and the new standard.

The Company believes that the new standard will have an impact on the timing of revenue recognition associated with sales of real estate.  Specifically, the Company believes the new standard will result in the recognition of revenue sooner for contingent consideration on real estate sales and on the contribution of real estate to joint ventures in which the Company has an equity interest.

The Company believes that the new standard will not materially affect revenue recognition associated with trade sales. Retail trade sales performance obligations are satisfied at the time of the transaction as customers of the retail business typically pay in cash at the time of transfer of the promised goods.  Wholesale trade sales performance obligations are generally satisfied when the promised goods are shipped by us or received by the customer.

The Company expects the recognition of its fee-based sales commission revenue, ancillary revenues, and rental revenue to remain materially unchanged. The Company currently expects possible areas of impact will include (i) gross versus net presentation for payroll reimbursements related to resorts managed by the Company on behalf of third-parties and (ii) the timing of the recognition of VOI revenue related to the removal of certain bright-line tests regarding the determination of the adequacy of the buyer’s commitment under existing industry-specific guidance. Final industry-specific guidance remains open for the following issues: (i) application of percentage of completion related to sales of incomplete VOIs, (ii) allocation of transaction price, (iii) satisfaction of performance obligations and (iv) contract costs.  Due to the nature and potential significant impact of these open issues, the Company expects to disclose additional details on the impact of the adoption of this accounting standard later in 2017 as industry-specific guidance is issued.

Accounting Standards Update (ASU) No. 2016-02 – Leases (Topic 842).  This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases. The liability will be equal to the present value of lease payments. The asset will generally be based on the liability. For income statement purposes, operating leases will result in straight-line expense, and finance leases will result in expenses similar to current capital leases. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates adopting this standard on January 1, 2019. The Company expects that the implementation of this new standard will have an impact on its consolidated financial statements and related disclosures as the Company has aggregate future minimum lease payments of $152.5 million at June  30, 2017 under its current non-cancelable lease agreements with various expirations dates between 2017 and 2025. The Company anticipates the recognition of additional assets and corresponding liabilities related to these leases on its consolidated statement of financial condition.

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

Accounting Standard Update (ASU) No. 2017-09, Compensation – Stock Compensation (Topic 718).  This update was issued to provide guidance on determining which changes to the terms and conditions of share-based compensation awards require an entity to apply modification accounting under Topic 718.  An entity should apply modification accounting to changes to terms or conditions of a share-based compensation awards unless there is no change in the fair value, vesting or classification of the modified award as compared to the original award. The ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted.  The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

2.    Acquisitions

Acquisition of It’Sugar, LLC

On June 16, 2017 (the “Acquisition Date”), a wholly-owned subsidiary of BBX Sweet Holdings acquired It’Sugar, LLC (“It’Sugar”), a specialty candy retailer with 95 retail locations in 26 states and Washington, DC, through the acquisition of all of its Class A Preferred Units and 90.4% of its Class B Common Units for cash consideration of approximately $58.5 million, net of cash acquired. The remaining 9.6% of It’Sugar’s Class B Common Units are owned by JR Sugar Holdings, LLC (“JR Sugar”), an entity owned by the founder and CEO of It’Sugar.

The consolidated net assets and results of operations of It’Sugar are included in the Company’s consolidated financial statements commencing on the Acquisition Date and resulted in the following impact to trade sales and net income attributable to shareholders for the three and six months ended June 30, 2017 (in thousands):

Trade sales	$4,288
Net income attributable to shareholders	$354

Purchase Price Allocation

The Company accounted for the acquisition of It’Sugar using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values at the Acquisition Date. The following table summarizes the provisional purchase price allocation based on the Company’s preliminary valuation, including the fair values of the assets acquired, liabilities assumed, and the redeemable noncontrolling interest in It’Sugar at the Acquisition Date (in thousands):

Property and equipment	$20,380
Cash, inventory and other assets	12,214
Identifiable intangible assets (1)	4,572
Total assets acquired	37,166
Accounts payable and other liabilities	(5,140)
Identifiable intangible liabilities (2)	(460)
Total liabilities assumed	(5,600)
Fair value of identifiable net assets	31,566
Redeemable noncontrolling interest	(2,490)
Goodwill	32,983
Purchase consideration	62,059
Less: cash acquired	(3,575)
Cash paid for acquisition less cash acquired	$58,484

Acquisition-related costs included in selling, general and administrative expenses	$2,740

(1)	Identifiable intangible assets consisted primarily of $4.4 million and $0.2 million of trademarks and favorable lease agreements, respectively.
(2)	Identifiable intangible liabilities consisted of unfavorable lease agreements.

As management is still in the process of completing its valuation analysis, our accounting for the acquisition is not complete as of the date of this report. As a result, the amounts reported in the above table are provisional amounts that may be updated in subsequent periods to reflect the completion of our valuation analysis and any additional information obtained during the measurement period.

The provisional fair values reported in the above table have been estimated by the Company using available market information and appropriate valuation methods. As considerable judgment is involved in estimates of fair value, the provisional fair values presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value amounts.

The following summarizes the Company’s methodologies for estimating the provisional fair values of certain assets and liabilities associated with It’Sugar:

Property and Equipment

Property and equipment acquired consisted primarily of leasehold improvements at It’Sugar’s retail stores. The fair value of the leasehold improvements and other equipment was estimated based on the replacement cost approach.

Identifiable Intangible Assets and Liabilities

The identifiable intangible assets acquired primarily consisted of the fair value of It’Sugar’s trademark, which was estimated using the relief-from-royalty method, a form of the income approach. Under this approach, the fair value was estimated by calculating the present value using a risk-adjusted discount rate of the expected future royalty payments that would have to be paid if the It’Sugar trademark was not owned.

The identifiable intangible assets and liabilities also included the fair value of It’Sugar’s operating lease agreements associated with its retail stores. The related assets and liabilities were estimated by calculating the present value using a risk-adjusted discount rate of the difference between the contractual amounts to be paid pursuant to the lease agreements and the estimate of market lease rates at the Acquisition Date. Identifiable intangible assets and liabilities consisted of trademarks and lease agreements.  The $4.4 million trademark intangible asset is amortized over 15 years and the $0.2 million favorable and unfavorable lease agreements are amortized over a weighted average period of 6.5 years.

Goodwill

The goodwill recognized in connection with the acquisition reflects the difference between the estimated fair value of the net assets acquired and the Company’s consideration paid to acquire It’Sugar. The goodwill recognized in the acquisition is deductible for income tax purposes.

Pro Forma Information

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the three and six months ended June 30, 2017 and 2016 as if the Acquisition Date had occurred on January 1, 2016 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Trade sales	$222,997	212,077	411,250	393,699
Income before income taxes	$27,760	1,132	58,660	10,657
Net income (1)	$17,620	1,957	36,560	7,507
Net income (loss) attributable to shareholders (1)	$14,035	(366)	30,381	3,521

(1)	The pro forma net income for the three and six months ended June 30, 2017 was adjusted to exclude $2.7 million of acquisition-related costs.

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the Acquisition Date was January 1, 2016, nor does it purport to predict the Company’s results of operations for future periods.

Noncontrolling Interest

Under the terms of It’Sugar’s operating agreement, JR Sugar may require the Company to purchase its Class B Common Units for cash upon the occurrence of certain events, including events relating to the employment agreement between BBX Sweet Holdings and the CEO of It’Sugar, as described below. The purchase price payable by the Company for such Class B Common Units will be determined based on the circumstance giving rise to such purchase obligation in accordance with prescribed formulas set forth in the It’Sugar operating agreement.  In addition, following the seventh anniversary of the Acquisition Date, the Company shall have the right, but not the obligation, to require JR Sugar to sell its Class B Common Units to the Company in accordance with a prescribed formula set forth in the It’Sugar operating agreement.

As a result of the repurchase features, JR Sugar’s Class B Common Units are considered redeemable noncontrolling interests and reflected in the mezzanine section as a separate line item in the Company’s Condensed Consolidated Statements of Financial Condition. As the noncontrolling interests are not currently subject to repurchase but are probable of becoming subject to repurchase in a future period, the Company will measure the noncontrolling interests by accreting changes in the estimated purchase price from the Acquisition Date to the earliest repurchase date and may adjust the carrying amount of such interests to equal the calculated value in the event it is in excess of the carrying amount at such time.

Employment and Loan Agreements

In connection with the acquisition of It’Sugar, BBX Sweet Holdings entered into an employment agreement with the founder and chief executive officer of It’Sugar for his continued services as CEO of It’Sugar. Upon the occurrence of certain events constituting a breach of the employment agreement by the CEO resulting in his termination, the Company may exercise its ability to purchase JR Sugar’s Class B Common Units for cash for an amount equal to the lesser of the fair market value of such units determined in accordance with the formula set forth in the It’Sugar operating agreement and the initial value ascribed to such units at the Acquisition Date. Similarly, upon the occurrence of certain “not for cause” termination events associated with the termination of the CEO, JR Sugar may require the Company to repurchase its Class B Common Units for cash for an amount equal to the greater of the fair market value of such units determined in accordance with the formula set forth in the It’Sugar operating agreement and the initial value ascribed to such units at the Acquisition Date.

Concurrent with the acquisition, JR Sugar borrowed $2.0 million from BBX Sweet Holdings evidenced by two promissory notes, as partial consideration for the purchase of its 9.6% ownership of It’Sugar’s Class B Common Units. The notes mature on June 16, 2024, and a portion of the aggregate principal balance and accrued interest of such notes may be forgiven on an annual basis provided that It’Sugar’s CEO continues to remain employed with BBX Sweet Holdings pursuant to his employment agreement. The notes receivable are presented as a deduction of the balance of the related Class B Common Units.

3.    Consolidated Variable Interest Entities

From time to time, Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen and are designed to provide liquidity for Bluegreen and to transfer certain of the economic risks and benefits of the notes receivable to third-parties.  In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable.  Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third-parties based on market conditions at the time of the securitization.

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of June 30, 2017, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a variable interest entity.  Bluegreen’s analysis includes a review of both quantitative and qualitative factors.  Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity and bases its qualitative analysis on the structure of the entity, including Bluegreen’s decision-making ability and authority with respect to the entity, and relevant financial agreements.  Bluegreen also uses its qualitative analysis to determine if Bluegreen must consolidate a variable interest entity as the primary beneficiary.  In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is the primary beneficiary and, therefore, Bluegreen consolidates these entities into its financial statements.

Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted mortgage notes for new notes at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes during the six months ended June 30, 2017 and 2016 were $4.9 million and $2.4 million, respectively.  Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s Condensed Consolidated Statements of Financial Condition is set forth below (in thousands):

	June 30,	December 31,
	2017	2016
Restricted cash	$38,711	21,894
Securitized notes receivable, net	303,041	287,111
Receivable backed notes payable - non-recourse	364,679	327,358

The restricted cash and securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

4.    Loans Receivable

The loans receivable portfolio consisted of the following components (in thousands):

	June 30, 2017	December 31, 2016
Commercial non-real estate	$797	1,169
Commercial real estate	5,736	5,880
Small business	2,132	2,506
Consumer	1,104	1,799
Residential	13,105	14,167
Loans receivable	$22,874	25,521

As of June 30, 2017, foreclosure proceedings were in process with respect to $8.6 million of residential loans and $0.1 million of consumer loans.

The total discount on loans receivable was $2.7 million and $3.3 million as of June 30, 2017 and December 31, 2016, respectively.

Credit Quality of Loans Receivable and the Allowance for Loan Losses

The Company assesses loan credit quality by monitoring loan delinquencies.

The unpaid principal balance less charge-offs and discounts of non-accrual loans receivable was as follows (in thousands):

	June 30,	December 31,
Loan Class	2017	2016
Commercial non-real estate	$797	1,169
Commercial real estate	5,736	5,880
Small business	2,132	2,506
Consumer	1,031	1,701
Residential	11,706	12,762
Total nonaccrual loans	$21,402	24,018

An age analysis of the past due recorded investment in loans receivable as of June 30, 2017 and December 31, 2016 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
June 30, 2017	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	-	-	797	797
Commercial real estate	-	-	3,985	3,985	1,751	5,736
Small business	-	-	-	-	2,132	2,132
Consumer	25	-	366	391	713	1,104
Residential	302	21	8,636	8,959	4,146	13,105
Total	$327	21	12,987	13,335	9,539	22,874

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2016	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	839	1,169
Commercial real estate	-	-	3,986	3,986	1,894	5,880
Small business	-	-	-	-	2,506	2,506
Consumer	23	-	467	490	1,309	1,799
Residential	609	231	9,541	10,381	3,786	14,167
Total	$632	231	14,324	15,187	10,334	25,521

1)	There were no loans that were 90 days or more past due and still accruing interest as of June 30, 2017 or December 31, 2016.

The activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Allowance for Loan Losses:	2017	2016	2017	2016
Beginning balance	$-	-	-	-
Charge-offs	(84)	(66)	(118)	(96)
Recoveries	1,083	6,353	4,211	8,131
Recoveries from loan losses, net	(999)	(6,287)	(4,093)	(8,035)
Ending balance	$-	-	-	-
Loans receivable:
Ending balance individually evaluated for impairment	$19,469	26,986	19,469	26,986
Ending balance collectively evaluated for impairment	3,405	7,232	3,405	7,232
Total	$22,874	34,218	22,874	34,218

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

Individually impaired loans as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	As of June 30, 2017			As of December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	-	-	-
Total with no allowance recorded	21,564	34,919	-	24,188	39,901	-
Total	$21,564	34,919	-	24,188	39,901	-

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017		June 30, 2017
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	-	-
Total with no allowance recorded	21,669	159	21,926	378
Total	$21,669	159	21,926	378

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2016
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	-	-
Total with no allowance recorded	31,192	305	23,995	642
Total	$31,192	305	23,995	642

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

There were no commitments to lend additional funds on impaired loans as of June 30, 2017.

5.    Notes Receivable

The table below provides information relating to Bluegreen’s notes receivable and related allowance for credit losses as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Notes receivable :
VOI notes receivable - non-securitized	$144,072	175,123
VOI notes receivable - securitized	391,699	369,259
Other notes receivable (1)	1,501	1,688
Gross notes receivable	537,272	546,070
Allowance for credit losses	(113,595)	(115,590)
Notes receivable, net	$423,677	430,480
Allowance as a % of gross notes receivable	21%	21%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate on Bluegreen’s notes receivable was 15.5%, and 15.7% at June 30, 2017 and December 31, 2016, respectively.  Bluegreen’s notes receivable secured by VOIs bear interest at fixed rates.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of June 30, 2017 and December 31, 2016, $9.6 million and $11.4 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit loss.

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

The activity in Bluegreen’s allowance for loan losses (including notes receivable secured by homesites) was as follows (in thousands):

	For the Six Months Ended
	June 30,
	2017	2016
Balance, beginning of period	$115,590	110,714
Provision for credit losses	21,553	23,993
Write-offs of uncollectible receivables	(23,548)	(19,836)
Balance, end of period	$113,595	114,871

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Current	$516,570	521,536
31-60 days	5,330	6,378
61-90 days	4,252	5,082
> 90 days (1)	9,619	11,386
Total	$535,771	544,382

(1)

Includes $5.1 million and $5.3 million as of June 30, 2017 and December 31,  2016, respectively, related to VOI notes receivable that, as of such dates, had defaulted but the related VOI notes receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit losses.

6.     Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Completed VOI units	$192,992	163,581
Construction-in-progress	13,908	13,396
Real estate held for future VOI development	93,740	98,453
Land held for development	20,304	15,254
Purchase accounting adjustment	(35,755)	(36,896)
Total real estate inventory	285,189	253,788
Trade inventory	27,917	14,726
Total Inventory	$313,106	268,514

During the six months ended June 30, 2017, Bluegreen implemented certain changes including a risk-based financing program and a revised VOI pricing matrix.  These changes increased the average selling price of VOIs by approximately 4%.  As a result of this pricing change, Bluegreen’s management also increased its estimate of total gross margin generated on the sale of its VOI inventory.  Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings.  Accordingly, during the second quarter of 2017, Bluegreen recognized a benefit to cost of VOIs sold of $5.1 million.

The Company’s inventory includes trade inventory of Renin and BBX Sweet Holdings consisting of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$4,752	5,059
Paper goods and packaging materials	1,346	2,090
Finished goods	21,819	7,577
Total	$27,917	14,726

Trade inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first out method.  In valuing inventory, the Company makes assumptions regarding the write-downs required for excess and obsolete inventory based on judgments and estimates formulated from available information. The Company’s estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration and is written down where appropriate. Included in costs of trade sales for the three and six months ended June 30, 2017 was $0.5 million and $0.9 million, respectively, of trade inventory net write-downs.  Included in costs of trade sales for the three and six months ended June 30, 2016 was $3.0 million and $3.1 million, respectively, of trade inventory write-downs.

7.     Investments in Unconsolidated Real Estate Joint Ventures

As of June 30, 2017, the Company had equity investments in 13 unconsolidated real estate joint ventures involved in the development of single-family master planned communities, multifamily apartment facilities and retail centers.  Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated variable interest entities. See Note 3 for information regarding the Company’s investments in consolidated variable interest entities.

The Company had the following investments in unconsolidated real estate joint ventures (in thousands):

	June 30,	December 31,	BBX Capital
Investment in unconsolidated real estate joint ventures	2017	2016	% Ownership
Altis at Kendall Square, LLC	$81	154	20.24%
Altis at Lakeline - Austin Investors LLC	4,841	5,165	33.74
New Urban/BBX Development, LLC	1,193	907	50.00
Sunrise and Bayview Partners, LLC	1,482	1,574	50.00
Hialeah Communities, LLC	4,368	2,641	57.00
PGA Design Center Holdings, LLC	1,872	1,904	40.00
CCB Miramar, LLC	875	875	35.00
Centra Falls, LLC	102	595	7.14
The Addison on Millenia Investment, LLC	6,009	5,935	48.00
BBX/S Millenia Blvd Investments, LLC	5,036	5,095	90.00
Altis at Bonterra - Hialeah, LLC	17,568	17,626	95.00
Altis at Shingle Creek Manager, LLC	334	332	2.50
Centra Falls II, LLC	565	571	7.14
Investments in unconsolidated real estate joint ventures	$44,326	43,374

In certain joint ventures, the Company transferred land to the joint venture as an initial capital contribution resulting in deferred gains and joint venture basis adjustments.  The Company accounted for the contribution of land to the joint ventures on the cost recovery method.  Included in other liabilities in the Company’s Condensed Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016 was $0.4 million and $0.9 million, respectively, of deferred gains.  During the three and six months ended June 30, 2017, the Company recognized $0 and $0.5 million, respectively, of deferred gains upon sales by joint ventures of single-family homes.  During the three and six months ended June 30, 2016, the Company recognized $0.4 million of deferred gains upon sales by joint ventures of single-family homes.

Differences between the net investments in unconsolidated real estate joint ventures and the underlying equity in the net assets of the joint ventures result from basis adjustments and the capitalization of interest.

The aggregate amount of real estate joint venture basis adjustments was $6.7 million as of June 30, 2017 and $7.6 million as of December 31, 2016.  Included in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2017 was $0.3 million and $0.8 million, respectively, of equity earnings associated with basis adjustments from joint ventures arising from sales by joint ventures of single-family homes.  Real estate joint venture basis adjustments in equity losses were $0.4 million for the three and six months ended June 30, 2016.

The amount of interest capitalized in investments in unconsolidated real estate joint ventures for the three and six months ended June 30, 2017 was $46,000 and $228,000, respectively, and for the three and six months ended June 30, 2016 was $211,000 and $333,000, respectively.

The equity earnings from unconsolidated real estate joint ventures was $3.5 million and $7.2 million for the three and six months ended June 30, 2017, respectively, substantially all of which was equity earnings from the Hialeah Communities, LLC real estate joint venture.  The condensed Statements of Operations for the three and six months ended June 30, 2017 and 2016, for the Hialeah Communities, LLC real estate joint venture was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total revenues	$24,911	10,756	53,063	10,756
Costs of sales	(17,121)	(7,958)	(36,846)	(7,958)
Other expenses	(1,436)	(871)	(2,758)	(1,295)
Net earnings	$6,354	1,927	13,459	1,503
Equity in net earnings of unconsolidated real estate joint venture - Hialeah Communities, LLC	$3,067	1,220	6,762	978

See Note 9 to the Consolidated Financial Statements included in the 2016 Annual Report for additional information on BBX Capital’s investments in unconsolidated real estate joint ventures.

8.     Debt

Notes and Mortgage Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s lines-of-credit and notes payable facilities (other than receivable-backed notes payable and junior subordinated debentures) of the Company (dollars in thousands):

	June 30, 2017			December 31, 2016
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$49,500	5.50%	$31,433	$52,500	5.50%	$29,349
Pacific Western Term Loan	1,442	6.39%	8,969	1,727	6.02%	8,963
Fifth Third Bank Note	4,202	4.05%	9,067	4,326	3.62%	9,157
NBA Line of Credit	-	-	-	2,006	5.00%	8,230
Fifth Third Syndicated Line of Credit	35,000	3.90%	66,517	15,000	3.46%	60,343
Fifth Third Syndicated Term Loan	24,375	3.79%	21,618	25,000	3.46%	20,114
Unamortized debt issuance costs	(2,053)		-	(2,177)		-
Total Bluegreen	$112,466		$137,604	$98,382		$136,156

Other:
Community Development District Obligations	$21,435	4.50-6.00%	$14,947	$21,435	4.50-6.00%	$20,744
TD Bank Term Loan and
Line of Credit	15,171	3.90%	(2)	-	-	-
Wells Fargo Capital Finance	-	-	-	9,692	(1)	(2)
Anastasia Note	3,446	5.00%	(2)	3,417	5.00%	(2)
Iberia Line of Credit	-	3.81%	(2)	-	3.37%	(2)
Other	1,562	5.25%	$2,018	1,579	5.25%	$2,044
Unamortized debt issuance costs	(714)			(715)
Total Other	$40,900			$35,408

Total Notes Payable	$153,366			$133,790

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

New debt issuances and significant changes related to lines-of-credit and notes payable facilities during the six months ended June 30, 2017 were as detailed below.

Toronto-Dominion Commercial Bank (“TD Bank”) Term Loan and Line of Credit.  In May 2017, Renin entered into a credit facility with TD Bank.  Under the terms and conditions of the credit facility, TD Bank agreed to make term loans for up to $1.8 million and up to approximately $15 million of loans on a revolving basis under a revolving credit facility based on available collateral as defined in the TD Bank credit facility, subject to Renin’s compliance with the terms and conditions of the TD Bank credit facility, including certain specific financial covenants. The proceeds from the TD Bank term loan and revolving credit facility were used to repay the Wells Fargo credit facility and for working capital.

Amounts outstanding under the revolving credit facility bear interest at the Canadian or United States Prime Rate plus a margin of 0.5% per annum or the three month LIBOR rate plus a margin of 2.25% per annum.  Outstanding principal on the revolving credit facility is payable on demand. The amount outstanding under the revolving credit facility was $14.5 million as of June 30, 2017.

Term loans are funded in multiple tranches prior to April 30, 2018 after which no further draws are permitted.  Each drawdown will have its own interest rate and repayment terms.  Amounts outstanding under the term loan may bear interest at a fixed rate determined at the date of the tranche drawdown or at a variable rate based on Canadian or United States Prime Rate plus a margin of 1.00% per annum or the three month LIBOR rate plus a margin of 2.75% per annum.  The maturity dates of the term loans may range from 6 months to 60 months from the tranche drawdown date.  Amounts outstanding under the term loans were $0.7 million as of June 30, 2017.

Amounts outstanding under the term loans and borrowings under the revolving credit facility require monthly interest payments.

Under the terms and conditions of the TD Bank credit facility, Renin is required to comply with certain financial covenants including a quarterly Debt Service Coverage Ratio and a Total Debt to Tangible Net Worth Ratio.  The Debt Service Coverage Ratio is measured on a rolling four quarter basis and the Tangible Net Worth Ratio is calculated quarterly. The TD Bank credit facility also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of Renin to incur liens or engage in certain asset dispositions, mergers or consolidations, dissolutions, liquidations or winding up of its businesses. The credit facility is collateralized by all of Renin’s assets.  Renin was in compliance with the credit facility covenants as of June 30, 2017.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	June 30, 2017			December 31, 2016
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$9,593	4.50%	$18,224	$32,674	4.25%	$41,357
NBA Receivables Facility	36,202	3.97-4.47%	46,258	34,164	3.50 - 4.00%	40,763
Pacific Western Facility	17,960	5.50%	22,922	20,793	5.14%	27,712
Total	$63,755		$87,404	$87,631		$109,832

Non-recourse receivable-backed
notes payable:
KeyBank/DZ Purchase Facility	$-	3.97%	$-	$31,417	3.67%	$41,388
Quorum Purchase Facility	19,913	4.75-6.90%	22,542	23,981	4.75-6.90%	26,855
2010 Term Securitization	-	-	-	13,163	5.54%	16,191
2012 Term Securitization	27,900	2.94%	30,718	32,929	2.94%	36,174
2013 Term Securitization	42,605	3.20%	44,968	48,514	3.20%	51,157
2015 Term Securitization	66,558	3.02%	69,612	75,011	3.02%	78,980
2016 Term Securitization	94,393	3.35%	102,422	107,533	3.35%	117,249
2017 Term Securitization	120,190	3.12%	116,294	-	-	-
Unamortized debt issuance costs	(6,880)		-	(5,190)		-
Total	$364,679		$386,556	$327,358		$367,994

Total receivable-backed debt	$428,434		$473,960	$414,989		$477,826

See Note 12 to the Company’s Consolidated Financial Statements included in the 2016 Annual Report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during the six months ended June 30, 2017 were as detailed below.

KeyBank/DZ Purchase Facility. On May 19, 2017, Bluegreen’s VOI notes receivable purchase facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and, at that time, Branch Banking and Trust Company (“BB&T”), which permitted maximum outstanding financings of $80.0 million, was amended and restated to extend the advance period from December 2017 to December 2019 and increase the advance rate with respect to VOI notes receivable securing amounts financed from 75% to 80%.  In connection with the amendment and restatement, KeyBank National Association (“KeyBank”) replaced BB&T as a funding agent. The facility (the “KeyBank/DZ Purchase Facility”) will mature and all outstanding amounts will become due 36 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank (including amounts previously funded by BB&T), and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. The interest rate under the facility equals the applicable index rate plus 2.75% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 4.75%. Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these

VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.

2010 Term Securitization. As discussed below, in April 2017, Bluegreen repaid in full the notes payable issued in connection with the 2010 Term Securitization.  Accordingly, the related unamortized debt issuance costs of $0.3 million were written off during the second quarter of 2017.

2017 Term Securitization. On June 6, 2017, Bluegreen completed a private offering and sale of approximately $120.2 million of investment-grade, VOI receivable-backed notes (the "2017 Term Securitization"). The 2017 Term Securitization consisted of the issuance of two tranches of VOI receivable-backed notes (the “Notes”): approximately $88.8 million of Class A notes and approximately $31.4 million of Class B notes with note interest rates of 2.95% and 3.59%, respectively, which blended to an overall weighted average note interest rate of approximately 3.12%. The gross advance rate for this transaction was 88%. The Notes mature in October 2032.

The amount of the VOI notes receivable sold or to be sold to BXG Receivables Note Trust 2017 (the “Trust”) is $136.5 million, $117.0 million of which was sold to the Trust at closing, $3.0 million of which was subsequently sold to the 2017 Trust during the three months ended June 30, 2017 and $16.6 million of which (the “Prefunded Receivables”) is expected to be sold to the Trust by October 4, 2017. The gross proceeds of such sales to the Trust were $120.2 million. A portion of the proceeds received was used to: repay KeyBank and DZ $32.3 million, representing all amounts outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility; repay Liberty Bank approximately $26.8 million (including accrued interest) under Bluegreen's existing facility with Liberty Bank; capitalize a reserve fund; and pay fees and expenses associated with the transaction. In April 2017, Bluegreen, as servicer, redeemed the notes related to BXG Receivables Note Trust 2010-A for approximately $10.0 million, and certain of the VOI notes receivable in such trust were sold to the Trust in connection with the 2017 Term Securitization.  The remainder of the gross proceeds from the 2017 Term Securitization were or are expected to be used by Bluegreen for general corporate purposes.

While ownership of the VOI notes receivable included in the 2017 Term Securitization is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial accounting purposes.  Accordingly, no gain or loss was recognized as a result of this transaction.  Subject to the performance of the collateral, Bluegreen will receive any excess cash flows generated by the VOI notes receivable transferred under the 2017 Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2017 Term Securitization) on a pro-rata basis as borrowers make payments on their VOI notes receivable.

As of June 30, 2017, the Company was in compliance with all financial debt covenants under its debt instruments.

Junior Subordinated Debentures

The table below sets forth information regarding junior subordinated debentures of the Company (in thousands):

		June 30,	December 31,			Beginning
		2017	2016			Optional
	Issue	Outstanding	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate (1)	Date	Date
Levitt Capital Trust I ("LCT I")	03/15/2005	$23,196	23,196	LIBOR + 3.85%	03/01/2035	03/15/2010
Levitt Capital Trust II ("LCT II")	05/04/2005	19,878	30,928	LIBOR + 3.80%	06/30/2035	06/30/2010
Levitt Capital Trust III ("LCT III")	06/01/2006	7,764	15,464	LIBOR + 3.80%	06/30/2036	06/30/2011
Levitt Capital Trust IV ("LCTIV")	07/18/2006	15,464	15,464	LIBOR + 3.80%	09/30/2036	09/30/2011
Total Woodbridge Holdings		66,302	85,052

Bluegreen Statutory Trust I	03/15/2005	23,196	23,196	LIBOR +4.90%	3/30/2035	03/30/2010
Bluegreen Statutory Trust II	05/04/2005	25,774	25,774	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust III	05/10/2005	10,310	10,310	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust IV	04/24/2006	15,464	15,464	LIBOR +4.85%	6/30/2036	06/30/2011
Bluegreen Statutory Trust V	07/21/2006	15,464	15,464	LIBOR +4.85%	9/30/2036	09/30/2011
Bluegreen Statutory Trust VI	02/26/2007	20,619	20,619	LIBOR +4.80%	4/30/2037	04/30/2012
Total Bluegreen Corporation		110,827	110,827

Unamortized debt issuance costs		(1,308)	(1,730)
Purchase accounting adjustment		(41,071)	(41,782)
Total Junior Subordinated Debentures		$134,750	152,367

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

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

In February 2017, Woodbridge recognized a $6.9 million gain associated with the cancellation of the LCTII and LCTIII Junior Subordinated Debenture Notes. This gain is included in “Net gains on the cancellation of junior subordinated debentures” in the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2017.

9.    Commitments and Contingencies

In the ordinary course of business, the Company is a party to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for matters in which management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. There were no reserves accrued by the Company with respect to legal proceedings as of June 30, 2017.  Adverse judgments and the costs of defending or resolving legal claims may be substantial and may have a material adverse impact on the Company’s financial statements.

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

Bluegreen’s collection efforts with respect to its VOI notes receivable have recently been affected by the receipt of letters from attorneys purporting to represent certain VOI owners within the Bluegreen Vacation Club.  Bluegreen believes these attorneys have encouraged such owners to become delinquent and ultimately default on their obligations under the notes. Following receipt of such a letter, Bluegreen may no longer pursue collection efforts directly from the owner, but in some cases have pursued, and may continue to pursue, legal action against the owner.

The following is a description of certain ongoing litigation matters:

Securities and Exchange Commission Civil Action

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

On May 8, 2017, after a six week trial the jury rendered a verdict in favor of BCC and Mr. Alan Levan and against the SEC on all counts.

BBX Capital received reimbursements of legal fees and costs from its insurance carrier of approximately $10.8 million in connection with this matter including $5.0 million received in February 2017. The insurance carrier has communicated that it reserves all rights and defenses with respect to such reimbursed amounts.

Legal fees and costs reimbursements of $5.0 million as well as the release of the $4,550,000 penalty, which were received in February 2017, are reflected in the “Litigation costs and penalty reimbursements” in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2017.

In Re BCC Merger Shareholder Litigation

On August 10, 2016, Shiva Stein filed a lawsuit against the Company, BBX Merger Sub, LLC (“Merger Sub”), BCC and the members of BCC’s board of directors, which seeks to establish a class of BCC’s shareholders and challenges the Merger between BCC and BBX Capital (“the Merger”).  The plaintiff asserts that the Merger consideration undervalues BCC and is unfair to BCC’s public shareholders, that the sales process was unfair and that BCC’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC because, among other reasons, they failed to take steps to maximize the value of BCC to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BBX Capital, as the controlling shareholder of BCC, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BCC’s public shareholders. In addition, the lawsuit includes a cause of action against BCC, the Company and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requested that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  On September 15, 2016, Defendants filed a Motion to Dismiss the amended complaint. On November 21, 2016, the Court issued an order granting the Motion to Dismiss with prejudice. Plaintiff appealed the Court’s order dismissing the amended complaint to the Fourth District Court of Appeals. The Company believes that the appeal is without merit and intends to continue vigorously defending the action.

Bluegreen Vacations Unlimited, Inc. Litigation

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen, and certain employees of BVU, seeking to establish a class action of former and current employees of BVU alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also alleges that BVU terminated plaintiff Whitney Paxton as retaliation for her complaints about violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to plaintiffs.  On July 27, 2017, a magistrate judge entered a report and recommendation to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others.  Management believes that the lawsuit is without merit and intends to vigorously defend the action.

The following is a description of certain commitments and guarantees:

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain homeowners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During the six months ended June 30, 2017, Bluegreen made payments related to such subsidies of $0.1 million and accrued a $5.3 million liability for such subsidies at June 30, 2017.  As of December 31, 2016, Bluegreen had no liability for such subsidies.  As of June 30, 2017, Bluegreen was providing subsidies to ten homeowners’ associations.

During 2016, the Company entered into a severance arrangement with an executive. Under the terms of the arrangement, the executive will receive $3.7 million over a three year period ending in August 2019. As of June 30, 2017, $2.5 million was left to be paid on the above arrangement.   In June 2015, Bluegreen also entered into a severance and consulting agreement with its former CEO.  Under the agreement, the former CEO was paid a total of $2.9 million over the 2-year period ended May 2017.  As of June 30, 2017, Bluegreen had no liability remaining under this agreement.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a subsidiary of the Company refinanced its land acquisition loan with a financial institution. The Company provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of June 30, 2017.

•

The Company is a guarantor on a $3.5 million note payable of Anastasia owed to its former owner.  The Anastasia note payable is also collateralized by the common stock of Anastasia. Anastasia is a wholly-owned subsidiary of BBX Sweet Holdings.

•

BBX Sweet Holdings and the Company are guarantors of a $1.6 million note payable of Hoffman’s owed to Centennial Bank.  This note is collateralized by $2.0 million of property and equipment.  Hoffman’s is a wholly-owned subsidiary of BBX Sweet Holdings.

10.    Income Taxes

BBX Capital and its subsidiaries file a consolidated federal income tax return and income tax returns in various state and foreign jurisdictions.  The Company’s effective income tax rate was 43% during the six months ended June 30, 2017 compared to 47% during the same 2016 period.  The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to non-controlling interests for joint ventures taxed as partnerships. The reduction in the effective income tax rate for the six months ended 2017 reflects the deductibility of a portion of executive compensation in connection with the implementation of a performance incentive compensation plan for 2017.  Effective income tax rates for interim periods are based upon the Company’s current estimated annual rate.  The Company’s annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company operates.

11.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 77% of the Company’s total voting power.

During each of the three and six months ended June 30, 2017 and 2016, the Company paid Abdo Companies, Inc. approximately $76,000 and  $153,000, respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in investments that the Company has sponsored and in which the Company holds investments.

12.    Segment Reporting

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

In the table for the three and six months ended June 30, 2017 and 2016 amounts set forth in the column entitled “Corporate Expenses & Other” include the operations of BBX Sweet Holdings, interest expense associated with Woodbridge’s trust preferred securities (“TruPs”), and corporate overhead. BBX Sweet Holdings consists of the results of acquired businesses in the sugar and confectionery industry. The operations of BBX Sweet Holdings were evaluated and management concluded that this operating segment did not warrant separate presentation as a reportable segment for the three and six months ended June 30, 2017 and therefore was aggregated into the “Corporate Expenses & Other” category.  Management is currently evaluating its internal reports used in assessing the performance of its operating segments as a result of the June 2017 acquisition of It’Sugar.

The Company evaluates segment performance based on segment income before income taxes.

Set forth below is summary information regarding the Company’s reportable segments:

Bluegreen

Bluegreen markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or are owned by others in which case Bluegreen earns fees for providing these services. Bluegreen also earns fees by providing club and homeowners’ association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified individual purchasers of VOIs, which provides significant interest income.

BBX Capital Real Estate

BBX Capital Real Estate activities include the acquisition, ownership and management of real estate, and real estate development projects as well as investments in real estate joint ventures. BBX Capital Real Estate also manages the legacy assets acquired in connection with the sale of BankAtlantic to BB&T Corporation in July 2012.  The legacy assets include portfolios of loans receivable, real estate properties and previously charged-off BankAtlantic loans.

Renin

Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through its headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada and the United States. Total revenues for the Renin reportable segment include $8.4 million and $6.2 million of trade sales to two major customers and their affiliates for the three months ended June 30, 2017 and 2016, respectively. Renin’s revenues generated outside the Unites States totaled $4.5 million and $4.8 million for the three months ended June 30, 2017 and 2016, respectively. Renin’s property and equipment located outside the United States totaled $2.3 million and $1.3 million as of June 30, 2017 and 2016, respectively.  Total revenues for the Renin reportable segment include $16.6 million and $11.2 million of trade sales to two major customers and their affiliates for the six months ended June 30, 2017 and 2016, respectively. Renin’s revenues generated outside of the United States totaled $10.8 million and $9.8 million for the six months ended June 30, 2017 and 2016, respectively.

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2017 (in thousands):

	Reportable Segments
		BBX Capital		Corporate
		Real		Expenses &		Segment
	Bluegreen	Estate	Renin	Other	Eliminations	Total
Revenues:
Sales of VOIs	$56,694	-	-	-	-	56,694
Fee-based sales commission revenue	63,915	-	-	-	-	63,915
Other fee-based services revenue	29,936	-	-	-	-	29,936
Trade sales	-	-	17,895	10,547	-	28,442
Interest income	21,990	636	-	249	(2,000)	20,875
Net gains on sales of assets	-	1,884	-	-	-	1,884
Other revenue	-	968	-	251	(99)	1,120
Total revenues	172,535	3,488	17,895	11,047	(2,099)	202,866

Costs and Expenses:
Cost of sales of VOIs	1,135	-	-	-	-	1,135
Cost of other fee-based services	16,311	-	-	-	-	16,311
Cost of trade sales	-	-	12,550	7,842	-	20,392
Interest expense	8,077	-	102	3,094	(2,000)	9,273
Recoveries from loan losses, net	-	(999)	-	-	-	(999)
Asset impairments, net	-	58	-	-	-	58
Selling, general and administrative
expenses	105,845	2,371	4,570	23,117	(99)	135,804
Total costs and expenses	131,368	1,430	17,222	34,053	(2,099)	181,974

Equity in net earnings of unconsolidated
real estate joint ventures	-	3,455	-	-	-	3,455
Foreign exchange loss	-	-	(398)	-	-	(398)
Other income	244	-	-	82	-	326
Income (loss) before income taxes	$41,411	5,513	275	(22,924)	-	24,275

Total assets	$1,190,394	172,242	37,643	196,089	(82,180)	1,514,188

Expenditures for segment fixed assets	$2,379	84	1,252	764	-	4,479
Depreciation and amortization	$4,046	152	389	920	-	5,507
Cash and cash equivalents	$145,468	14,565	249	93,786	-	254,068
Equity method investments
included in total assets	$-	44,326	-	-	-	44,326
Goodwill	$-	-	-	39,714	-	39,714
Notes and mortgage notes payable	$112,466	20,742	15,171	84,987	(80,000)	153,366
Junior subordinated debentures	$69,756	-	-	64,994	-	134,750

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2016 (in thousands):

	Reportable Segments
		BBX Capital		Corporate
		Real		Expenses &		Segment
	Bluegreen	Estate	Renin	Other	Eliminations	Total
Revenues:
Sales of VOIs	$68,542	-	-	-	-	68,542
Fee-based sales commission revenue	54,188	-	-	-	-	54,188
Other fee-based services revenue	26,056	-	-	-	-	26,056
Trade sales	-	-	16,523	4,727	-	21,250
Interest income	22,237	849	-	141	(2,000)	21,227
Net gains on sales of assets	-	337	-	-	-	337
Other revenue	-	1,456	-	336	(273)	1,519
Total revenues	171,023	2,642	16,523	5,204	(2,273)	193,119

Costs and Expenses:
Cost of sales of VOIs	9,666	-	-	-	-	9,666
Cost of other fee-based services	16,577	-	-	-	-	16,577
Cost of trade sales	-	-	11,878	7,081	-	18,959
Interest expense	8,378	-	78	3,282	(2,000)	9,738
Recoveries from loan losses, net	-	(6,287)	-	-	-	(6,287)
Asset impairments, net	-	1,759	-	-	-	1,759
Selling, general and administrative
expenses	115,359	3,094	3,954	20,070	(273)	142,204
Total costs and expenses	149,980	(1,434)	15,910	30,433	(2,273)	192,616

Equity in net earnings of unconsolidated
real estate joint ventures	-	1,655	-	-	-	1,655
Foreign exchange gain	-	-	110	-	-	110
Other (loss) income	(48)	-	-	83	-	35
Income (loss) before income taxes	$20,995	5,731	723	(25,146)	-	2,303

Total assets	$1,121,633	172,864	26,720	146,111	(82,486)	1,384,842

Expenditures for segment fixed assets	$2,528	2	241	452	-	3,223
Depreciation and amortization	$2,296	85	180	606	-	3,167
Cash and cash equivalents	$150,487	17,427	-	103,019	-	270,933
Equity method investments
included in total assets	$-	42,752	-	-	-	42,752
Goodwill	$-	-	-	7,601	-	7,601
Notes and mortgage notes payable	$90,806	-	8,598	93,349	(80,000)	112,753
Junior subordinated debentures	$68,256	-	-	83,276	-	151,532

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2017 (in thousands):

	Reportable Segments
		BBX Capital		Corporate
		Real		Expenses &		Segment
	Bluegreen	Estate	Renin	Other	Eliminations	Total
Revenues:
Sales of VOIs	$111,151	-	-	-	-	111,151
Fee-based sales commission revenue	109,069	-	-	-	-	109,069
Other fee-based services revenue	56,056	-	-	-	-	56,056
Trade sales	-	-	35,286	16,669	-	51,955
Interest income	44,376	1,218	-	436	(4,000)	42,030
Net gains on sales of assets	-	2,179	-	-	-	2,179
Other revenue	-	2,059	-	432	(239)	2,252
Total revenues	320,652	5,456	35,286	17,537	(4,239)	374,692

Costs and Expenses:
Cost of sales of VOIs	4,453	-	-	-	-	4,453
Cost of other fee-based services	33,374	-	-	-	-	33,374
Cost of trade sales	-	-	25,132	13,333	-	38,465
Interest expense	15,721	-	181	6,195	(4,000)	18,097
Recoveries from loan losses, net	-	(4,093)	-	-	-	(4,093)
Asset impairments, net	-	45	-	-	-	45
Net gains on cancellation of
junior subordinated debentures	-	-	-	(6,929)	-	(6,929)
Litigation costs and penalty reimbursements	-	-	-	(9,606)	-	(9,606)
Selling, general and administrative
expenses	194,872	4,902	8,799	41,665	(239)	249,999
Total costs and expenses	248,420	854	34,112	44,658	(4,239)	323,805

Equity in net earnings of unconsolidated
real estate joint ventures	-	7,169	-	-	-	7,169
Foreign exchange loss	-	-	(207)	-	-	(207)
Other (expense) income	(1)	-	-	152	-	151
Income (loss) before taxes	$72,231	11,771	967	(26,969)	-	58,000

Expenditures for segment fixed assets	$5,407	199	1,839	933	-	8,378
Depreciation and amortization	$6,080	299	710	1,638	-	8,727

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2016 (in thousands):

	Reportable Segments
		BBX Capital		Corporate
		Real		Expenses &		Segment
	Bluegreen	Estate	Renin	Other	Eliminations	Total
Revenues:
Sales of VOIs	$124,912	-	-	-	-	124,912
Fee-based sales commission revenue	94,335	-	-	-	-	94,335
Other fee-based services revenue	51,611	-	-	-	-	51,611
Trade sales	-	-	30,298	11,914	-	42,212
Interest income	44,233	1,868	-	267	(4,000)	42,368
Net gains on sales of assets	-	291	-	-	-	291
Other revenue	-	2,985	-	649	(497)	3,137
Total revenues	315,091	5,144	30,298	12,830	(4,497)	358,866

Costs and Expenses:
Cost of sales of VOIs	13,582	-	-	-	-	13,582
Cost of other fee-based services	31,587	-	-	-	-	31,587
Cost of trade sales	-	-	22,041	11,965	-	34,006
Interest expense	16,052	-	142	6,611	(4,000)	18,805
Recoveries from loan losses, net	-	(8,035)	-	-	-	(8,035)
Asset impairments, net	-	1,722	-	-	-	1,722
Selling, general and administrative
expenses	205,534	6,771	7,622	34,829	(497)	254,259
Total costs and expenses	266,755	458	29,805	53,405	(4,497)	345,926

Equity in net earnings of unconsolidated
real estate joint ventures	-	1,313	-	-	-	1,313
Foreign exchange gain	-	-	320	-	-	320
Other income	86	-	-	104	-	190
Income (loss) before income taxes	$48,422	5,999	813	(40,471)	-	14,763

Expenditures for segment fixed assets	$4,597	25	273	1,208	-	6,103
Depreciation and amortization	$4,015	170	333	1,248	-	5,766

13.    Fair Value Measurement

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at June 30, 2017 and December 31, 2016 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	June 30,	June 30,	Assets	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$254,068	254,068	254,068	-	-
Restricted cash	69,976	69,976	69,976	-	-
Loans receivable	22,874	25,872	-	-	25,872
Notes receivable, net	423,677	525,000	-	-	525,000
Notes receivable from preferred
shareholders (1)	5,062	4,900	-	-	4,900

Financial liabilities:
Receivable-backed notes payable	$428,434	437,700	-	-	437,700
Notes and mortgage notes payable and
other borrowings	153,366	156,963	-	-	156,963
Junior subordinated debentures	134,750	143,500	-	-	143,500
Mandatorily redeemable cumulative preferred stock	13,740	13,600	-	-	13,600

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2016	2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$299,861	299,861	299,861	-	-
Restricted cash	46,456	46,456	46,456	-	-
Loans receivable	25,521	27,904	-	-	27,904
Notes receivable, net	430,480	545,000	-	-	545,000
Notes receivable from preferred
shareholders (1)	5,063	4,900	-	-	4,900

Financial liabilities:
Receivable-backed notes payable	$414,989	420,400	-	-	420,400
Notes and mortgage notes payable and
other borrowings	133,790	135,404	-	-	135,404
Junior subordinated debentures	152,367	149,200	-	-	149,200
Mandatorily redeemable cumulative preferred stock	13,517	13,600	-	-	13,600

(1)	Notes receivable from preferred shareholders are included in other assets in the Company’s Condensed Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016.

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

The fair value of the Company’s accruing loans is calculated using an income approach with Level 3 inputs by discounting forecasted cash flows using estimated market discount rates that reflect the interest rate and credit risk inherent in the loan portfolio. The Company’s management assigns a credit risk premium and an illiquidity adjustment to these loans based on delinquency status. The fair value of non-accruing collateral dependent loans is estimated using an income approach with Level 3 inputs utilizing the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.  Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of the Company’s loans are collateral dependent. The fair value of the Company’s loans may significantly increase or decrease based on changes in property values as its loans are primarily secured by real estate. The Company primarily uses third-party appraisals to assist in measuring non-homogenous impaired loans and broker price opinions to assist in measuring homogeneous impaired loans. The appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral, and the Company may also adjust these values for changes in market conditions subsequent to the appraisal date. As a consequence, the calculation of the fair value of the collateral is considered a Level 3 input. The Company generally recognizes impairment losses based on third-party broker price opinions when impaired homogeneous loans become 120 days delinquent. These third-party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document contains forward-looking statements based largely on current expectations of BBX Capital Corporation and its subsidiaries (the “Company”, or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our,” and is referred to without its subsidiaries as “BBX Capital”) that involve a number of risks and uncertainties.  All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar meaning. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company, its subsidiaries and their respective investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance. Future results could differ materially as a result of a variety of risks and uncertainties.

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

•

Risks associated with the Company’s current business strategy, including the risk that the Company will not be in a position to provide strategic support to or make additional investments in its subsidiaries or in joint ventures, or that the Company may not achieve or maintain in the future the benefits anticipated to be realized from such support or additional investments, and the risk that the Company will not be in a position to make new investments or that any investments made will not be advantageous;

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
•

The risk that creditors of the Company’s subsidiaries or other third-parties may seek to recover distributions or dividends made by such subsidiaries to the Company or other amounts owed by such subsidiaries to such creditors or third-parties;

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

•

The impact on liquidity of BBX Capital’s Class A common stock of not maintaining compliance with the listing requirements of the New York Stock Exchange which includes, among other things, a minimum average closing price, share volume and market capitalization;

•	The performance of entities in which the Company has made investments may not be profitable or achieve anticipated results; and
•

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of the Company or its subsidiaries.

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

•

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third-parties or if Bluegreen’s customers are not satisfied with the networks in which Bluegreen participates or Bluegreen’s strategic alliances;

•	The resale market for VOIs could adversely affect Bluegreen’s business;
•

Risks that third-party developers who provide VOIs through fee-based services or just-in-time VOI arrangements do not provide VOIs when planned and the risk that the third-parties do not fulfill their obligations to Bluegreen or to the homeowners’ associations (“HOAs”) that maintain the resorts that they developed;

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

•	The risk of loan losses and the risks of additional charge-offs, impairments and required increases in the allowance for loan losses;
•	The risks associated with investments in real estate developments and joint ventures include:
o	exposure to downturns in the real estate and housing markets;
o	exposure to risks associated with real estate development activities;
o	risks associated with obtaining necessary zoning and entitlements;
o	risks that joint venture partners may not fulfill their obligations and concentration risks associated with entering into numerous joint ventures with the same joint venture partner;
o	risks relating to reliance on third-party developers or joint venture partners to complete real estate projects;
o risk that the projects will not be developed as anticipated or be profitable; and
o risk associated with customers not performing on their contractual obligations.

With respect to the Company’s investment activities in middle market operating businesses, the risks and uncertainties include, but are not limited to:

•

Risks that the business plans will not be successful and that investments in operating businesses and franchises may not achieve the returns anticipated or may not be profitable, including the risks associated with the operations and activities of BBX Sweet Holdings and Renin as well as the anticipated investments in MOD Super Fast pizza franchise locations;

•

Risks that the integration of BBX Sweet Holdings’ recent acquisition of It’Sugar may not be completed on a timely basis, or as anticipated and that the It’Sugar acquisition may not be advantageous and the Company may not realize the anticipated benefits of the acquisition;

•	The amount and terms of indebtedness associated with acquisitions and operations may impact the Company’s financial condition and results of operations and limit the Company’s activities;
•	Continued operating losses and the failure of the acquired companies to meet financial covenants may result in the Company making further capital contributions or advances to the companies;
•	The risk of losses associated with excess and obsolete inventory and the risks of additional required reserves for lower of cost or market value losses in inventory;
•	The risk of trade receivable losses and the risks of charge-offs and required increases in the allowance for bad debts;
•	Risk associated with commodity price volatility; and
•	Renin’s operations expose the Company to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar.

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, including those disclosed in the “Risk Factors”

section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

For a discussion of critical accounting policies, see “Critical Accounting Policies” in the Company’s 2016 Annual report.

New Accounting Pronouncements

See Note 1 included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Overview

BBX Capital is a Florida-based diversified holding company with investments in Bluegreen Corporation (“Bluegreen”), real estate and real estate joint ventures and middle market operating businesses. Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. The Company’s real estate investments include real estate joint ventures and the ownership, financing, acquisition, development and management of real estate.  The Company’s investments in middle market operating businesses include Renin Holdings, LLC (“Renin”), a company that manufactures products for the home improvement industry, the Company’s investments in sugar and confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and more recently its MOD Pizza franchise activities.  Renin, which was acquired in October 2013 achieved profitability in 2016.  BBX Sweet Holdings, which we consider to be in an earlier stage of development, is not yet profitable.  In 2016, a wholly owned subsidiary of the Company entered into area development agreements with MOD Super Fast Pizza Franchising, LLC with a goal of developing approximately 60 MOD franchised pizza restaurant locations throughout Florida over the next seven years. The MOD Pizza franchise activities are currently commencing in 2017.  In June 2017, BBX Sweet Holdings acquired It’Sugar, LLC for a purchase price of $58.5 million, net of cash acquired. It’Sugar is a specialty candy retailer with 95 locations in 26 states and Washington, DC.  It’Sugar’s trade sales for the year ended December 31, 2016 totaled approximately $77 million.  BBX Sweet Holdings plans to further expand It’Sugar by opening three to four retail locations during the remainder of 2017.  While the It’Sugar acquisition is not expected to generate net income in the short term due to costs of opening new stores, the It’Sugar acquisition is expected to be cash flow accretive to BBX Capital and will expand BBX Sweet Holdings’ retail footprint in the confectionery industry.

In July 2017 the Company’s Class A Common Stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “BBX”.  Upon commencement of trading on the NYSE the Company’s Class A Common Stock ceased trading on the OTCQX Best Market.  The Company’s Class B Common Stock continues to trade on the OTCQX under the ticker symbol “BBXTB”.

The Company’s strategy is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, our objective continues to be long-term growth as measured by increases in book value and intrinsic value over time.

We currently report the results of our business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate and Renin.

Summary of Consolidated Results of Operations by Reportable Segment

Information regarding income before taxes by reportable segment for the three and six months ended June 30, 2017 and 2016 is set forth in the table below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change

Bluegreen	$41,411	20,995	20,416	72,231	48,422	23,809
BBX Capital Real Estate	5,513	5,731	(218)	11,771	5,999	5,772
Renin	275	723	(448)	967	813	154
Corporate Expenses & Other	(22,924)	(25,146)	2,222	(26,969)	(40,471)	13,502
Income before income taxes	24,275	2,303	21,972	58,000	14,763	43,237
Benefit (provision) for income taxes	(8,779)	368	(9,147)	(21,833)	(4,739)	(17,094)
Net income	15,496	2,671	12,825	36,167	10,024	26,143
Less: Net income attributable to
noncontrolling interests	3,415	2,427	988	6,211	4,298	1,913
Net income attributable to shareholders	$12,081	244	11,837	29,956	5,726	24,230

Bluegreen Reportable Segment

Overview

Bluegreen is a sales, marketing, and management company focused on the vacation ownership industry.  Bluegreen markets, sells and manages VOIs in resorts which are generally located in popular, high-volume, “drive-to” vacation destinations.  The resorts in which Bluegreen markets, sells and manages VOIs were either developed or acquired by Bluegreen, or were developed and were owned by third-parties.  Bluegreen earns fees for providing sales and marketing services to these third-party developers.  Bluegreen also earns fees by providing management services to the Bluegreen Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services and construction design and development services.  In addition, Bluegreen provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income.

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen’s operations also include “capital-light” business activities that typically do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs under Bluegreen’s traditional vacation ownership business.  Bluegreen believes its capital-light business activities enable it to leverage its expertise and existing infrastructure in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate VOI sales and recurring revenues from third-parties.  As of June 30, 2017, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described in the “Results of Operations” section below.

Bluegreen also generates fee-based income by providing construction, design and management services, and mortgage servicing.

During the three months ended June 30, 2017:

•

Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $9.6 million compared to $28.7 million during the same period in 2016. The decrease in free cash flow was mainly attributable to higher income tax payments of $7.2 million and higher expenditures related to inventory acquisition and development activities of $14.1 million in the 2017 period as compared to the 2016 period.  These changes were partially offset by the increase in net income.

•	Bluegreen’s income before income taxes was $41.4 million compared to $21.0 million during the same period in 2016.

•

System-wide sales of VOIs, which include sales of traditional inventory, Secondary Market Sales, FBS Sales, and Just-In-Time Sales, were $162.5 million compared to $159.7 million during the same period in 2016.

•

Bluegreen sold $93.6 million of third-party VOI inventory under Fee-Based Sales arrangements (“FBS”) and earned sales and marketing commissions of $63.9 million in connection with those sales.  During the same period in 2016, Bluegreen sold $77.6 million of third-party VOI inventory under FBS Sales arrangements and earned sales and marketing commissions of $54.2 million in connection with those sales.  In addition, Bluegreen sold $17.5 million of VOI inventory under Just-In-Time Sales arrangements, gross of equity trade allowances, during the second quarter of 2017 compared to $21.4 million during the same period in 2016.

•

Bluegreen sold $40.3 million of inventory under Secondary Market Arrangements, gross of equity trade allowances during the second quarter of 2017 compared to $26.8 million, gross of equity trade allowances, during the same period in 2016.

During each of the three months ended June 30, 2017 and 2016, 41%, respectively of Bluegreen’s VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

	For the Six Months Ended June 30,
Average Annual Default Rates	2017	2016
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	6.4%	6.2%
Loans originated on or after December 15, 2008(1)	8.0%	7.2%
Notes receivable secured by homesites	1.8%	2.2%

	As of
	June 30,	December 31,
Delinquency Rates (2)	2017	2016
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	4.1%	4.4%
Loans originated on or after December 15, 2008(1)	2.6%	3.2%
Notes receivable secured by homesites	0.1%	0.1%

(1) On December 15, 2008, Bluegreen implemented its FICO®score based credit underwriting program.

(2) The percentage of Bluegreen’s notes receivable portfolio that was over 30 days past due as of the dates indicated.

Bluegreen believes that a portion of the default increase in recent years is a result of an increase in the receipt of cease and desist letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations.  Following receipt of such a letter, contact of the VOI owner is ceased, unless otherwise allowed by law.

See Note 5 to the Consolidated Financial Statements for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Results of Operations

Selected information regarding the results of Bluegreen’s operations for the three and six months ended June 30, 2017 and 2016 is set forth below (dollars in thousands):

	For the Three Months Ended June 30,
	2017		2016
	Amount	% of System-wide sales of VOIs, net(10)	Amount	% of System-wide sales of VOIs, net(10)
Traditional VOI sales (1)	$61,351	38%	$106,124	66%
VOI sales-secondary market program(2)	40,316	25%	26,763	17%
Sales of third-party VOIs-commission basis(3)	93,612	58%	77,648	49%
Sales of third-party VOIs-just-in-time basis(4)	17,490	11%	21,424	13%
Less: Equity trade allowance (5)	(50,282)	-32%	(72,215)	-45%
System-wide sales of VOIs, net	162,487	100%	159,744	100%
Less: Sales of third-party VOIs-commission basis	(93,612)	-58%	(77,648)	-49%
Gross sales of VOIs	68,875	42%	82,096	51%
Estimated uncollectible VOI
notes receivable (6)	(12,181)	-18%	(13,554)	-17%
Sales of VOIs	56,694	35%	68,542	43%
Cost of VOIs sold (7)	(1,135)	-2%	(9,666)	-14%
Gross profit (7)	55,559	98%	58,876	86%
Fee-based sales commission revenue (8)	63,915	68%	54,188	70%
Other fee-based services revenue(9)	29,936	18%	26,056	16%
Cost of other fee-based services	(15,604)	-10%	(15,210)	-10%
Net carrying cost of VOI inventory	(707)	0%	(1,367)	-1%
Selling and marketing expenses	(85,965)	-53%	(81,483)	-51%
General and administrative expenses	(19,880)	-12%	(33,876)	-21%
Net interest spread	13,913	9%	13,859	9%
Operating profit	$41,167	25%	$21,043	13%
Other income (expense)	244		(48)
Income before income taxes	$41,411		$20,995

	For the Six Months Ended June 30,
	2017		2016
	Amount	% of System-wide sales of VOIs, net(10)	Amount	% of System-wide sales of VOIs, net(10)
Traditional VOI sales (1)	$135,053	46%	$209,174	73%
VOI sales-secondary market program(2)	78,979	27%	61,006	21%
Sales of third-party VOIs-commission basis(3)	159,793	55%	137,704	48%
Sales of third-party VOIs-just-in-time basis(4)	23,068	8%	25,681	9%
Less: Equity trade allowance (5)	(104,408)	-36%	(146,910)	-51%
System-wide sales of VOIs, net	292,485	100%	286,655	100%
Less: Sales of third-party VOIs-commission basis	(159,793)	-55%	(137,704)	-48%
Gross sales of VOIs	132,692	45%	148,951	52%
Estimated uncollectible VOI
notes receivable (6)	(21,541)	-16%	(24,039)	-16%
Sales of VOIs	111,151	38%	124,912	44%
Cost of VOIs sold (7)	(4,453)	-4%	(13,582)	-11%
Gross profit (7)	106,698	96%	111,330	89%
Fee-based sales commission revenue (8)	109,069	68%	94,335	69%
Other fee-based services revenue (9)	56,056	19%	51,611	18%
Cost of other fee-based services	(30,993)	-11%	(28,214)	-10%
Net carrying cost of VOI inventory	(2,381)	-1%	(3,373)	-1%
Selling and marketing expenses	(153,366)	-52%	(147,421)	-51%
General and administrative expenses	(41,506)	-14%	(58,113)	-20%
Net interest spread	28,655	10%	28,181	10%
Operating profit	$72,232	25%	$48,336	17%
Other (expense) income	(1)		86
Income before income taxes	$72,231		$48,422

(1)

Traditional VOI sales represent sales of Bluegreen-owned VOIs acquired or developed by Bluegreen under its traditional VOI business. Traditional VOI sales do not include Secondary Market Sales, Fee-Based Sales, or Just-In-Time Sales.

(2)

VOI sales-secondary market program are sales of VOI inventory acquired by Bluegreen from HOAs and other third-parties in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Such VOIs are typically obtained by the HOAs through foreclosure and are generally acquired by Bluegreen at a significant discount.

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

(7)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not of system-wide sales of VOIs).
(8)	Percentages for fee-based sales commission revenue are calculated as a percentage of sales of third-party VOIs-commission basis (and not of system-wide sales of VOIs).
(9)	Other fee-based services revenue is earned from fees for providing management services to the Bluegreen Vacation Club and to certain HOAs.
(10)	Unless otherwise indicated in the above footnotes.

Bluegreen – For the three and six months ended June 30, 2017 compared to the same periods in 2016.

System-wide sales of VOIs.    System-wide sales of VOIs include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  Sales of third-party owned VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  System-wide sales of VOIs were $162.5 million and $292.5 million during the three and six months ended June 30, 2017, respectively, and $159.7 million and $286.7 million during the three and six months ended June 30, 2016, respectively.  The growth in system-wide sales during the three and six months ended June 30, 2017 as compared to the same periods of 2016 is primarily attributable to an increase of 16% and 18%, respectively, in the average sales price per transaction partially offset by a decrease of 6% in both the three and six month periods in the number of guest tours as well as a 9% and 11% decrease, respectively, in sale-to-tour conversion ratio. During the six months ended June 30, 2017, Bluegreen began screening the credit qualifications of potential marketing guests, resulting in a higher average transaction price, higher average sales volume per guest, and a lower number of tours. Bluegreen believes its screening of marketing guests will ultimately result in improved efficiencies in its sales process.  In the fourth quarter of 2016, Bluegreen temporarily increased its minimum transaction size requirements together with a higher transaction price.  The higher average sales transaction price, as well as the temporary increase in the minimum transaction size, resulted in a lower sale-to-tour conversion ratio in the 2017 periods compared to the 2016 periods.  In July 2017, Bluegreen adopted new sales materials to support the purchase of lower-point VOIs and reinstated its former, lower minimum transaction size requirements.  Bluegreen expects this will result in an increase in its sales-to-tour conversion ratio.

Included in system-wide sales are FBS Sales, Just-In-Time Sales, Secondary Market Sales and traditional sales.  Sales by category are tracked based on which deeded VOI is conveyed in each transaction.  Bluegreen manages which category of VOIs are sold based on several factors, including the needs of third-party clients, Bluegreen’s debt service requirements and default resale requirements under term securitization and similar transactions. These factors contribute to fluctuations in the amount of sales by category from period to period.

The following table sets forth certain information for system-wide sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Number of sales offices at period-end	23	23	-	23	23	-
Number of active sales arrangements with third-party clients at period-end	13	12	8%	13	12	8%
Total number of VOI sales transactions	10,851	12,736	-15%	19,040	22,526	-15%
Average sales price per transaction	$15,475	$13,293	16%	$15,675	$13,265	18%
Number of total guest tours	70,972	75,608	-6%	124,208	131,768	-6%
Sale-to-tour conversion ratio– total marketing guests	15.3%	16.8%	-9%	15.3%	17.1%	-11%
Number of new guest tours	47,197	53,837	-12%	80,613	90,949	-11%
Sale-to-tour conversion ratio– new marketing guests	12.5%	13.8%	-9%	12.6%	13.9%	-9%
Percentage of sales to existing owners	47.4%	44.4%	7%	49.2%	46.7%	5%
Average sales volume per guest	$2,366	$2,239	6%	$2,403	$2,268	6%

Sales of VOIs.  Sales of VOIs represent sales of Bluegreen-owned VOIs, including traditional VOIs, those obtained on a Just-In-Time basis, and those acquired through Secondary Market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable.  In addition to the above-described factors impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.  Sales of VOIs were $56.7 million and $111.2 million during the three and six months ended June 30, 2017, respectively, compared to $68.5 million and $124.9 million during the three and six months ended June 30, 2016, respectively.

Gross sales of VOIs were reduced by $12.2 million and $21.5 million during the three and six months ended June 30, 2017, respectively, and $13.6 million and $24.0 million during the three and six months ended June 30, 2016, respectively, for estimated future uncollectible notes receivable.  Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans.  In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 18% and 16% during the three and six months ended June 30, 2017, respectively, and 17% and 16% during the three and six months ended June 30, 2016, respectively.    While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

Cost of VOIs Sold.  Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory.  In addition to Bluegreen’s inventory from its traditional timeshare business, Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary Market arrangements.  Compared to the cost of Bluegreen’s traditional inventory, VOIs acquired in connection with Just-In-Time arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with Secondary Market arrangements typically have a lower cost of sales as a percentage of sales as Secondary Market inventory is generally obtained from HOAs at a significant discount.  During the three months ended June 30, 2017 and 2016, cost of VOIs sold were  $1.1 million and $9.7 million, respectively, and represented 2% and 14%, respectively, of sales of VOIs.  During the six months ended June 30, 2017 and 2016, cost of VOIs sold were  $4.5 million and $13.6 million, respectively, and represented 4% and 11%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized.  While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

During the six months ended June 30, 2017, Bluegreen implemented several changes including a risk based financing program and a revised VOI pricing matrix.  These changes increased the average selling price of VOIs by approximately 4%.  As a result of this pricing change, Bluegreen’s management also increased its estimate of total gross margin that will be generated on the sale of its VOI inventory under the relative sales value method. Accordingly, during the second quarter of 2017, Bluegreen recognized a benefit to cost of VOI sold of $5.1 million.

Fee-Based Sales Commission Revenue.  During the three months ended June 30, 2017 and 2016, Bluegreen sold $93.6 million and $77.6 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $63.9 million and $54.2 million, respectively, in connection with those sales.  During the six months ended June 30, 2017 and 2016, Bluegreen sold $159.8 million and $137.7 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $109.1 million and $94.3 million, respectively, in connection with those sales. The increase in the sales of third-party developer inventory on a commission basis during the 2017 periods was due primarily to the factors described above related to the increase in system-wide sales of VOIs.  Bluegreen earned an average sales and marketing commission of 68% during each of the three and six months ended June 30, 2017, as compared to 70% and 69% during the three and six months ended June 30, 2016, respectively.  The decrease in sales and marketing commissions as a percentage of fee-based sales for the three and six months ended June 30, 2017 is primarily related to an incentive commission of $1.7 million earned in June 2016 related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement, with no such comparable incentive commission earned 2017 periods.

Net Carrying Cost of VOI Inventory.   Bluegreen is responsible for paying maintenance fees and developer subsidies for its unsold VOI inventory to the HOAs that maintain the resorts.  Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of unsold VOIs owned and through proceeds from Bluegreen’s sampler programs.  The carrying cost of Bluegreen’s inventory was $4.3 million and $4.1 million during the three months ended June 30, 2017 and 2016, respectively, which was partly offset by rental and sampler revenues of $3.5 million and $2.8 million, respectively.  The carrying cost of Bluegreen’s inventory was $8.4 million and $8.5 million during the six months ended June 30, 2017 and 2016, respectively, which was partly offset by rental and sampler revenues of $6.0 million and $5.2 million, respectively.  The decrease in net carrying costs is a result of Bluegreen’s capital light business activities, and an increase in rental and sampler revenues.

Selling and Marketing Expenses.  Selling and marketing expenses were $86.0 million and $153.4 million during the three and six months ended June 30, 2017, respectively, and $81.5 million and $147.4 million during the three and six months ended June 30, 2016, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 53% during the three months ended June 30, 2017 from 51% during the three months ended June 30, 2016 and increased to 52% during the six months ended June 30, 2017 from 51% during the six months ended June 30, 2016.  The increase in selling and marketing expense as a percentage of sales was primarily due to the impact of the implementation of the screening of credit qualifications of potential marketing guests, partially offset by an increase in the average sales volume per guest.

Included in the variety of methods that Bluegreen uses to attract prospective purchasers of VOIs are marketing arrangements with various third-parties.  Sales of VOIs to prospects and leads generated by one marketing arrangement accounted for approximately 15% of Bluegreen’s VOI sales volume during the six months ended June 30, 2017 and approximately 16% during the same periods for 2016.  There can be no guarantee that Bluegreen will be able to maintain, extend or renew such arrangement or any other marketing arrangements in the future, and a loss of any significant marketing relationships would have a material adverse impact on Bluegreen’s financial condition, including cash position and operating results.

General and Administrative Expenses.  General and administrative expenses consisting of corporate overhead and expenses directly attributable to sales and marketing operations were $19.9 million and $33.9 million during the three months ended June 30, 2017 and 2016, respectively and $41.5 million and $58.1 million during the six months ended June 30, 2017 and 2016, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses were 12% and 21% during the three months ended June 30, 2017 and 2016, respectively, and 14% and 20% during the six months ended June 30, 2017 and 2016, respectively.  The decrease was primarily related to special bonuses totaling $10.0 million which were paid to certain Bluegreen employees in June 2016, with no such comparable bonus paid in the 2017 periods.  In addition, personnel costs and consulting fees decreased but were partially offset by higher information technology related costs.  Revenues from mortgage servicing of $1.3 million and $0.9 million during the three months ended June 30, 2017 and 2016, respectively, and $2.4 million and $1.7 million during the six months ended June 30, 2017 and 2016, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services Revenue.  Other fee-based services revenue increased 15% and 9% during the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the HOAs of the resorts within the Bluegreen Vacation Club.  In connection with Bluegreen’s management services, Bluegreen also manages the club reservation system, provides services to owners and performs billing and collection services to the Bluegreen Vacation Club and certain HOAs.  At June 30, 2017 and 2016, Bluegreen managed a total of 47 and 46 timeshare resort properties and hotels, respectively.  Fee-based management services revenue increased during the 2017 periods compared to the 2016 periods, primarily as a result of increases in the number of managed resorts and the number of owners in the Bluegreen Vacation Club.  Additionally, Bluegreen generates revenues from providing title services, its Traveler Plus™ program, and food and beverage and other retail operations.  Bluegreen also earns commissions from providing rental services to third-parties and fees from managing the construction activities of certain of its fee-based third-party developer clients.

Cost of Other Fee-Based Services.  During the three and six months ended June 30, 2017, cost of other fee-based services increased 3% and 10%, respectively, compared to the three and six months ended June 30, 2016.  The increase is primarily due to the increased cost of providing management services as a result of the higher service volumes described above and the higher costs associated with programs to VOI owners.

Net Interest Spread.    Net interest spread was $13.9 million during each of the three months ended June 30, 2017 and 2016, and $28.7 million and $28.2 million during the six months ended June 30, 2017 and 2016, respectively.  The increase in net interest spread during the six months ended June 30, 2017 is primarily due to lower weighted-average cost of borrowings.

Bluegreen’s effective cost of borrowing was 5.0% and 5.4% during the six months ended June 30, 2017 and 2016, respectively. The decrease was primarily attributable to Bluegreen’s repayment of debt with higher-interest rates.

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

Results of Operations

The following table is a condensed income statement before income taxes summarizing the results of operations of BBX Capital Real Estate (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Interest income	$636	849	(213)	1,218	1,868	(650)
Net gains on sales of assets	1,884	337	1,547	2,179	291	1,888
Other	968	1,456	(488)	2,059	2,985	(926)
Total revenues	3,488	2,642	846	5,456	5,144	312
Recoveries from loan losses, net	(999)	(6,287)	5,288	(4,093)	(8,035)	3,942
Asset impairments, net	58	1,759	(1,701)	45	1,722	(1,677)
Selling, general and administrative expenses	2,371	3,094	(723)	4,902	6,771	(1,869)
Total costs and expenses	1,430	(1,434)	2,864	854	458	396
Equity in net earnings of unconsolidated
joint ventures	3,455	1,655	1,800	7,169	1,313	5,856
Income before income taxes	$5,513	5,731	(218)	11,771	5,999	5,772

Interest Income

The decrease in interest income for the three and six months ended June 30, 2017 compared to the same 2016 periods reflect lower interest income recognized on a cash basis due to payoffs of nonaccrual loans and a declining accruing loan portfolio. Accruing loan balances declined from $6.7 million at December 31, 2015 to $1.5 million at June 30, 2017.

Net Gains on Sales of Assets

The net gains on sales of assets during the three months ended June 30, 2017 resulted primarily from $1.9 million of gains on the sales of commercial land parcels.  Additionally, included in net gains on sales of assets during the six months ended June 30, 2017 was the recognition of $0.5 million of deferred gains associated with properties contributed for equity interests in joint ventures during 2013. The gains on the sales of assets for the six months ended June 30, 2017 were partially offset by $0.3 million of losses on sales of foreclosed residential properties.

The net gains on the sales of assets during the three and six months ended June 30, 2016 resulted primarily from recognition of $0.4 million of deferred gains associated with properties contributed for equity interests in joint ventures partially offset by losses on the sales of foreclosed residential properties.

Other

Other revenues consisted primarily of rental income from real estate properties. The lower other revenues during the three months and six months ended June 30, 2017 compared to the same 2016 periods were primarily the result of the sale of one student housing rental property during the second quarter of 2016.

Recoveries from Loan Losses, net

Recoveries from loan losses during the three and six months ended June 30, 2017 primarily reflect $1.1 million and $4.2 million, respectively, of collections from the charged off loan portfolio.

Recoveries from loan losses during the three and six months ended June 30, 2016 resulted primarily from settlements on charged off loans and recoveries from the charged off loan portfolio. Recoveries from loan settlements for the three and six months ended June 30, 2016 were $5.2 million and $6.1 million, respectively.  Recoveries from the charged off loan portfolio for the three and six months ended June 30, 2016 were $1.1 million and $1.7 million, respectively.

Recoveries from loan losses for the three and six months ended June 30, 2017 and 2016 were generated by legacy loans and due to the nature of these collection activities and the declining balances of legacy loans it is not expected that BBX Capital Real Estate will continue to generate recoveries consistent with historical amounts.

Asset Impairments, net

Asset impairments, net during the three and six months ended June 30, 2017 resulted primarily from impairments on residential properties based on updated valuations.

Asset impairments during the three and six months ended June 30, 2016 resulted primarily from $2.5 million and $2.7 million, respectively, of impairments on real estate held for sale properties based on updated valuations reflecting executed sales contracts and reductions in listing prices. The above impairments were partially offset by $817,000 and $596,000 of net recoveries during the three and six month periods, respectively, resulting primarily from the foreclosure of residential loans. The foreclosure recoveries reflect that the fair values of the properties less costs to sell were higher than the recorded investment of the foreclosed loans as real estate values appreciated subsequent to the charging down of the loans.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2017 compared to the same 2016 periods reflect lower professional fees and real estate operating expenses associated with a declining legacy loan and real estate portfolio.  Additionally, compensation expenses were lower during the six months ended June 30, 2017 compared to the same 2016 period resulting primarily from performance bonuses associated with the timing of real estate transactions.

The decrease in professional fees for the three and six months ended June 30, 2017 and 2016 resulted primarily from lower legal fees incurred in connection with loan portfolio recoveries and foreclosures.

Real estate operating expenses for the three and six months ended June 30, 2017 and 2016 represent real estate holding costs, including taxes and insurance, associated with real estate acquired through foreclosure.  The decline in real estate operating expenses reflects the sale of properties and the transfer of rental properties to property and equipment.

Equity in Net Earnings of Unconsolidated Joint Ventures

The unconsolidated real estate joint ventures are generally real estate joint ventures involved in the development of properties for residential and commercial use. The equity in earnings for the three and six months ended June 30, 2017 and 2016 primarily reflects earnings from the Hialeah Communities and New Urban/BBX Development joint ventures.

As of June 30, 2017, the Hialeah Communities joint venture had executed sales contracts on 376 single-family homes of which 332 transactions closed in a planned development of 394 single-family homes. During the three and six months ended June 30, 2017, the Hialeah Communities joint venture closed on 52 and 118 single-family homes, respectively.  During the three and six months ended June 30, 2016, the Hialeah Communities joint venture closed on 27 single-family homes.

BBX Capital Real Estate received $2.0 million and $5.0 million of cash distributions and recognized $3.1 million and $6.8 million of equity earnings from the Hialeah Communities joint venture for the three and six months ended June 30, 2017, respectively.

BBX Capital Real Estate received $1.6 million of cash distributions for the three months ended June 30, 2016 and recognized $1.2 million and $1.0 million of equity earnings from the Hialeah Communities joint venture for the three and six months ended June 30, 2016, respectively.

As of June 30, 2017, the New Urban/BBX Development joint venture had executed sales contracts on 20 single-family homes of which 15 transactions closed in a planned development of 30 single-family homes. During the three and six months ended June 30, 2017, the New Urban/BBX Development joint venture closed on 1 and 3 single-family homes, respectively.

BBX Capital Real Estate received $0.4 million of cash payments on its $1.6 million joint venture note receivable and recognized $0.4 million and $0.6 million of equity earnings from the New Urban/BBX Development joint venture for the three and six months ended June 30, 2017, respectively.

BBX Capital Real Estate received $0.7 million of cash payments on its $1.6 million joint venture note receivable and recognized $0.5 million of equity earnings from the New Urban/BBX Development joint venture for the three and six months ended June 30, 2016.

Renin Reportable Segment

Overview

Renin manufactures interior doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada and the United States.

Results of Operations

		For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)		2017	2016	Change	2017	2016	Change
Trade sales		$17,895	16,523	1,372	35,286	30,298	4,988
Cost of goods sold		(12,550)	(11,878)	(672)	(25,132)	(22,041)	(3,091)
Gross margin		5,345	4,645	700	10,154	8,257	1,897
Interest expense		102	78	24	181	142	39
Selling, general and administrative expenses		4,570	3,954	616	8,799	7,622	1,177
Loss (gain) on foreign currency exchange		398	(110)	508	207	(320)	527
Total costs and expenses		5,070	3,922	1,148	9,187	7,444	1,743
Income before income taxes		$275	723	(448)	967	813	154
Gross margin percentage	%	29.87	28.11	51.02	28.78	27.25	38.03
SG&A as a percent of trade sales	%	25.54	23.93	44.90	24.94	25.16	23.60

The improvement in trade sales for the three and six months ended June 30, 2017 compared to the same 2016 periods reflects increased sales volume from Renin’s retail channel customers driven by higher sales of its barn door product. The improvement in the gross margin percentage for the three and six months ended June 30, 2017 compared to the same 2016 period resulted primarily from a higher proportion of sales of higher margin door and hardware products.

Renin’s interest expense for the three and six months ended June 30, 2017 and 2016 reflects higher revolving line of credit loan balances in connection with higher working capital requirements from increased sales volume.

The increase in selling, general and administration expenses for the three and six months ended June 30, 2017 compared to the same 2016 periods was associated with increased compensation and benefits associated with new hires and incentive bonuses, higher depreciation expense in connection with technology expenditures as well as increased marketing expenses from product promotions.

Foreign currency exchange gains or losses for the three and six months ended June 30, 2017 and 2016 reflect changes in the value of the Canadian dollar compared to the U.S. dollar.

Corporate Expenses & Other

The results of operations of BBX Sweet Holdings and subsidiaries, BBX Capital’s corporate overhead and the expenses of Woodbridge unrelated to Bluegreen, including Woodbridge’s interest expense associated with Woodbridge’s junior subordinated debentures, are reported as “Corporate Expenses & Other” in the Company’s segment information.  Also included in “Corporate Expenses & Other” for the six months ended June 30, 2017 are net gains on the cancellation of junior subordinated debentures, insurance carrier reimbursements for litigation costs and the reimbursement of the fine previously paid in connection with the SEC civil litigation against BCC.

Beginning in December 2013, BBX Sweet Holdings commenced acquiring operating businesses in the candy and confectionery industry. These companies manufacture chocolate and hard candy products which are sold through wholesale and retail distribution channels. BBX Sweet Holdings is currently integrating and consolidating the operations of the acquired companies, upgrading personnel, and hiring experienced marketing, finance and senior executives.  BBX Sweet Holdings also opened additional retail outlets during 2016 and in June 2017 acquired It’Sugar, a specialty candy retailer with 95 retail locations in 26 states and Washington, DC for cash consideration of approximately $58.5 million.

For the three months ended June 30, 2017 and 2016, BBX Sweet Holdings had trade sales of $10.6 million and $4.7 million, respectively, and recognized a loss before income taxes of $4.3 million and $6.4 million, respectively.  For the six months ended June 30, 2017 and 2016, BBX Sweet Holdings had trade sales of $16.7 million and $11.9 million, respectively, and recognized a loss before income taxes of $7.4 million and $8.3 million, respectively. Included in BBX Sweet Holdings activities for the three and six months ended June 30, 2017 were revenues and income before income taxes from It’Sugar of $4.3 million and $0.7 million, respectively.

The BBX Sweet Holdings losses included the impact of the consolidation of manufacturing facilities to reduce excess manufacturing capacity and write-downs of excess and obsolete trade inventory. We anticipate that BBX Sweet Holdings will continue to generate losses during the remaining six months of 2017.  Additionally, if BBX Sweet Holdings’ operations do not meet expectations or if there is a downturn in the sugar and confectionery industry, the Company may recognize goodwill and other intangible assets impairment charges in future periods.

BBX Capital’s corporate overhead consists primarily of expenses associated with administering the various support functions at its corporate headquarters, including executive compensation, accounting, legal, human resources, risk management, investor relations and executive offices.

BBX Capital’s corporate general and administrative expenses were $15.8 million and $30.2 million for the three and six months ended June 30, 2017, respectively, compared to $15.4 million and $26.2 million during the same periods in 2016. The increase in BBX Capital’s corporate general and administrative expenses for the three and six months ended June 30, 2017 compared to the same 2016 periods resulted primarily from $2.7 million of transaction costs incurred in connection with the It’Sugar acquisition and SEC civil action trial litigation costs partially offset by lower employee severance costs. In addition, Woodbridge’s interest expense on its junior subordinated debentures was $0.8 million and $1.7 million for the three and six months ended June 30, 2017, respectively, compared to $1.0 million and $2.0 million during the same periods in 2016.

Included in “Corporate Expenses & Other” for the six months ended June 30, 2017 was $5.0 million of insurance carrier reimbursements of litigation costs in connection with the SEC civil litigation compared with no legal fee reimbursements during the six months ended June 30, 2016.  As discussed in Note 9 under Item 1 of this report, the Eleventh Circuit Court of Appeals reversal of the 2015 judgment against the Company and Mr. Levan in the SEC civil litigation became final on January 31, 2017 and, as a consequence, the monetary penalty in the SEC litigation of $4.6 million imposed by the district court and held in an escrow account was refunded to BBX Capital. BBX Capital recognized the litigation costs and penalty reimbursements aggregating $9.6 million in its Condensed Statement of Operations during the six months ended June 30, 2017.

Also included in “Corporate Expenses & Other” for the six months ended June 30, 2017 was $6.9 million of gains associated with the cancellation of a portion of Woodbridge’s outstanding junior subordinated debentures described in further detail in Note 8 – Debt included in Item 1 of this report.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2017 reflects the Company’s effective tax rate of 43% compared to an effective tax rate of 47% during the same 2016 period.  The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to non-controlling interests for subsidiaries taxed as partnerships.  The reduction in the effective income tax rate for the six months ended June 30, 2017 reflects the deductibility of a portion of executive compensation in connection with the implementation of a performance incentive compensation plan for 2017.

Net Income Attributable to Non-Controlling Interest

BBX Capital includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51% owned subsidiary, BBX Capital’s 82% ownership of BCC through December 15, 2016 (the date on which BBX Capital acquired BCC’s outstanding common stock not previously owned by it) and its 93% equity ownership interest in It’Sugar. The non-controlling interest in income of Bluegreen/Big Cedar Vacations and It’Sugar is the portion of Bluegreen/Big Cedar Vacations’ and It’Sugar’s consolidated net income that is attributable to its unaffiliated 49% and 7% interest holder, respectively, and the non-controlling interest in BCC’s consolidated net income is the portion of BCC’s consolidated net income that is attributable to its shareholders other than BBX Capital through December 15, 2016.  Net income attributable to the non-controlling interests totaled $3.4 million and $6.2 million for the three and six months ended June 30, 2017, respectively, compared to $2.4 million and $4.3 million for the three and six months ended June 30, 2016, respectively.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at June 30, 2017 and December 31, 2016 were $1.5 billion at $1.4 billion, respectively.  The primary changes in components of total assets are summarized below:

•	Decrease in cash was primarily associated with the cash paid to acquire It’Sugar and higher inventory balances partially offset by increased net borrowings.
•	Decrease in loans receivable primarily due to $1.7 million of loan repayments and $0.9 million of foreclosed loans transferred to real estate held-for-sale;
•	Decrease in notes receivable reflecting normal amortization of notes receivables partially offset by notes receivable originations;
•	Reduction in construction funds receivable associated with land improvements at the Beacon Lake master-planned development;
•	Increase in inventory associated primarily with development expenditures at the Bluegreen/Big Cedar Vacations property and higher trade inventory;
•	Decrease in real estate held-for-sale reflecting $7.4 million of real estate sales partially offset by $0.2 million of property improvements;
•	The activity in investments in unconsolidated real estate joint ventures reflects $6.1 million of net joint venture distributions and $7.2 million of joint venture equity earnings;
•	Increase in property and equipment reflects $20.4 million of leasehold improvements acquired in connection with the It’Sugar acquisition and property and equipment purchases at Bluegreen;
•	Increase in goodwill reflects the recognition of $33.0 million of goodwill associated with the It’Sugar acquisition; and
•	Increase in other assets resulting primarily from higher prepaid expenses and receivables from commissions and fee-based services provided by Bluegreen.

Total liabilities at June 30, 2017 and December 31, 2016 were $978.1 million and $940.6 million, respectively. The primary changes in components of total liabilities are summarized below:

•	Increase in receivable-backed notes payable primarily as a result of the 2017 Term Securitization partially offset by payments received from the obligors of note receivables;

•	Increase in notes and mortgage notes payable and other borrowings reflecting $30.0 million of funding from the Fifth Third Syndicated Line-of-Credit; and
•	Decrease in junior subordinated debentures due to the redemption and cancellation of $18.75 million of junior subordinated debentures resulting in a $6.9 million gain.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows provided by operating activities	$8,478	44,544
Cash flows (used in) provided by investing activities	(52,108)	30,450
Cash flows used in financing activities	(2,163)	(2,966)
Net (decrease) increase in cash and cash equivalents	$(45,793)	72,028
Cash and cash equivalents at beginning of period	299,861	198,905
Cash and cash equivalents at end of period	$254,068	270,933

Cash Flows provided by Operating Activities

The Company’s operating cash flows decreased by  $36.1 million during the six months ended June 30, 2017 compared to the same 2016 period.  The decrease was due primarily to spending on the acquisition and development of real estate inventory, purchases by Bluegreen of Just-in-Time and Secondary Market inventory and higher Renin trade inventories in the 2017 period.  The increase in Renin inventories reflects the receipt of orders of doors from a retail customer that had not yet been shipped as of June 30, 2017.

Cash Flows (used in)  provided by Investing Activities

The Company’s investing cash flows decreased by $82.5 million during the six months ended June 30, 2017 compared to the same 2016 period. The decrease reflects the $58.5 million of cash paid for the acquisition of It’Sugar in June 2017, increased purchases of property and equipment primarily at Bluegreen and lower repayments of loans receivable and proceeds from the sale of real estate.

Cash Flows used in Financing Activities

The amount of cash used in the Company’s financing activities decreased by $0.8 million during the six months ended June 30, 2017 compared to the same 2016 period.  The decrease in cash used in financing activities was primarily due to the proceeds from the Fifth Third Syndicated Line-of-Credit of $30.0 million partially offset by the redemption and cancellation of $18.75 million of junior subordinated debentures during the six months ended June 30, 2017 for cash of $11.4 million and lower repayments of notes payable from the 2017 Term Securitization proceeds compared to the 2016 Term Securitization.

Commitments

The Company’s material commitments as of June 30, 2017 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, an inventory purchase commitment under a just-in-time arrangement and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of the Company’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of June 30, 2017 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total

Receivable-backed notes payable	$-	14,662	43,762	376,890	(6,880)	428,434
Lines-of-credit and notes payable	28,962	46,557	58,552	22,062	(2,767)	153,366
Jr. subordinated debentures (1)	-	-	-	177,129	(1,308)	175,821
Inventory purchase commitment	8,873	-	-	-	-	8,873
Noncancelable operating leases (1)	19,035	42,480	38,171	52,832	-	152,518
Total contractual obligations	56,870	103,699	140,485	628,913	(10,955)	919,012

Interest Obligations (2)
Receivable-backed notes payable	15,050	29,584	26,744	105,022	-	176,400
Lines-of-credit and notes payable	4,965	6,946	3,150	-	-	15,061
Jr. subordinated debentures	6,662	13,324	13,324	157,067	-	190,377
Total contractual interest	26,677	49,854	43,218	262,089	-	381,838
Total contractual obligations	$83,547	153,553	183,703	891,002	(10,955)	1,300,850

(1)	Amounts do not include purchase accounting adjustments for Junior Subordinated Debentures and Noncancelable operating leases of $41.4 million and $0.3 million, respectively.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2017.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may provide subsidies to certain homeowners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  During the six months ended June 30, 2017, Bluegreen made payments related to such subsidies of $0.1 million. As of June 30, 2017, Bluegreen accrued a $5.3 million liability for such subsidies and was providing subsidies to ten homeowners’ associations.

During 2016, BBX Capital entered into a severance arrangement with an executive. Under the terms of the arrangement the executive will receive $3.7 million over a three year period ending in August 2019. As of June 30, 2017, $2.5 million remains to be paid under the above arrangement.  In June 2015, Bluegreen entered into a severance and consulting agreement with its former CEO.  Under the agreement the former CEO was paid a total of $2.9 million over the 2-year period ended in May 2017 in exchange for ongoing consulting services during the term of the agreement.  As of June 30, 2017, Bluegreen had no liability remaining under this arrangement.

A wholly owned subsidiary of the Company has entered into area development agreements with MOD Super Fast Pizza Franchising, LLC which will involve entering into lease agreements for MOD restaurant locations. The Company may be required to guarantee performance on these lease agreements.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit. The Company will continue its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term.  The Company may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities.  Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require.  In addition, the Company’s efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations.  To the extent the Company is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.    In addition, the Company’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond the Company’s control.

Bluegreen’s receivables purchase facilities and its credit facilities, indentures and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect the Company’s financial condition and results of operations as well as its ability to pay dividends.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table as described in further detail in Item 1 – Note 9 of this Report.

Liquidity and Capital Resources

BBX Capital Corporation

As of June 30, 2017 and December 31, 2016, the Company, excluding Bluegreen, had cash and cash equivalents of approximately $108.6 million and $155.7 million, respectively.

BBX Capital’s principal sources of liquidity are its available cash and short-term investments, funds obtained from scheduled payments on loans, loan recoveries, loan payoffs, sales of real estate, income from income producing real estate, distributions from unconsolidated real estate joint ventures and distributions received from Bluegreen. BBX Capital expects to use its available funds for general corporate purposes and to make additional investments in real estate based opportunities and middle market operating businesses, to invest in other opportunities or to repurchase shares of its common stock pursuant to its share repurchase program. In June 2017, the Company paid $58.5 million, net of cash acquired, to purchase It’Sugar, LLC and plans to expand It’Sugar’s footprint by opening three to four new retail locations during 2017.  The Company anticipates opening up to 60 MOD Super-Fast Pizza restaurant locations over the next seven years and expects the capital expenditures for the new restaurant locations to be in the range of $3 million to $4 million during the remainder of 2017.

BBX Capital believes that its current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including potential dividends from Bluegreen (which, as described below, are subject to certain limitations), and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow it to meet its anticipated near-term liquidity needs. BBX Capital may also seek additional liquidity from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to obtain funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

BBX Capital expects that it will receive dividends from time to time from its wholly owned subsidiary, Bluegreen.  During the three and six months ended June 30, 2017, Bluegreen paid dividends totaling $20.0 million, compared to $15.0 million and $25.0 million, respectively, during the same periods in 2016.  Dividends from Bluegreen will be dependent on and subject to Bluegreen’s results of operations and cash flows, as well as restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of the Company and generally are non-recourse to the Company. Similarly, the assets of Bluegreen are not available to us, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  As a consequence, BBX Capital may not receive dividends from Bluegreen consistent with prior periods or in the time frames or amounts anticipated, or at all. BBX Capital may also receive funds from Bluegreen in connection with its tax sharing agreement to the extent Bluegreen utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return.  During the three and six months ended June 30, 2017, BBX Capital received $15.0 million and $25.5 million, respectively, of tax sharing payments from Bluegreen compared to $8.4 million and  $13.8 million, respectively, during the same periods in 2016.

In April 2015, BBX Capital borrowed $80.0 million from a wholly-owned subsidiary of Bluegreen to finance in part the purchase of 4,771,221 shares of BCC’s Class A Common Stock.  This debt accrues interest as of July 2017 at a per annum rate of 6%, with quarterly payments to Bluegreen of $1.2 million and BBX Capital may be required to repay all or a portion of the $80.0 million borrowed from Bluegreen if Bluegreen is not in compliance with debt covenants under its debt instruments.

In March 2017 and June 2017, the Company’s Board of Directors declared quarterly cash dividends on the Company’s Class A and Class B Common Stock of $0.0075 per share. In June 2016 the Company’s Board of Directors declared a quarterly cash dividend on the Company’s Class A and Class B Common Stock at $0.005 per share. Prior to June 2016, the Company had never paid cash dividends on its common stock. Future declaration and payment of cash dividends with respect to the Company’s Common Stock, if any, will be determined in light of the then-current financial condition of the Company and other factors deemed relevant by the board of directors.

On September 21, 2009, our board of directors approved a share repurchase program which authorized the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The share repurchase program authorized management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  During April 2017, the Company repurchased 1.0 million shares of its Class A Common Stock under this share repurchase program for approximately $6.2 million.

On June 13, 2017, our board of directors approved a share repurchase program which authorizes the repurchase of a total of up to 5,000,000 shares of the Company’ Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35 million.  This program replaces the Company’s repurchase program that the board approved in September 2009 discussed above.  The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares have been repurchased under the current program.

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

Bluegreen

As of June 30, 2017 and December 31, 2016, Bluegreen, had cash and cash equivalents of approximately $145.5 million and $144.1 million, respectively. Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) cash from finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resorts management operations.

While the vacation ownership business has historically been capital intensive and Bluegreen may from time to time pursue transactions or activities which may require significant capital investments and adversely impact cash flow, Bluegreen has generally sought to focus on the generation of “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on its more efficient marketing channels; (iii) limiting its capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title services and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows, and (v) by selling VOIs through Secondary Market Sales and Just-In-Time Sales.

VOI sales are generally dependent upon providing financing to buyers.  The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities.  In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction, and development of new resorts.  Development expenditures during 2017 are expected to be in a range of $40 million to $60 million, which primarily relates to development at Bluegreen/Big Cedar Vacations’ resorts and proposed development at Bluegreen’s Fountains Resort.  However, if other opportunities to acquire or develop properties or other assets are identified, Bluegreen may decide to acquire or develop such assets, which would increase acquisition and development expenditures and may involve or require the incurrence of additional debt.

In connection with Bluegreen’s capital-light business strategy, Bluegreen has entered into Just-in-Time agreements with third-party developers that allow Bluegreen to buy VOI inventory typically on a non-committed basis just prior to when Bluegreen intends to sell such VOI.  Bluegreen’s capital-light business strategy also includes Secondary Market Sales pursuant to which Bluegreen enters into secondary market arrangements with certain resort HOAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Expenditures to acquire Just-in-Time and Secondary Market inventory in 2017 is expected to range from $35 million to $45 million.

In addition, capital expenditures in connection with expansion of Bluegreen’s sales and marketing facilities, as well as, information technology capital expenditures are expected to be in a range of $15.0 million to $25.0 million in 2017.

Available funds may also be invested in other business or assets, including real estate based opportunities and middle market operating businesses outside of the timeshare and hospitality industries or loaned to affiliates or others.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of June 30, 2017, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with relevant covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of June 30, 2017		Availability as of June 30, 2017		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2017
Liberty Bank Facility	$50,000	$9,593		$40,407		November 2017; November 2020	Prime Rate +0.50%; floor of 4.00%; 4.50%
NBA Receivable Facility (2)	45,000	36,202		8,798		June 2018; December 2022	30-Day LIBOR + 2.75% to 3.25%; floor of 3.5% to 4.00%; 3.97% to 4.47% (1)
Pacific Western Bank Facility	40,000	19,402	(3)	20,598	(3)	September 2018; September 2021	30 day LIBOR+4.00% to 4.50%; 5.50%
KeyBank/DZ Purchase Facility	80,000	-		80,000		December 2019; December 2022	30 day LIBOR+2.75%; 3.97%(4)
Quorum Purchase Facility	50,000	19,913		30,087		June 2018; December 2030	(5)
	$265,000	$85,110		$179,890

(1)

Of the amount outstanding as of June 30, 2017, $5.3 million bears interest at the 30-day LIBOR + 3.25% subject to a floor of 4.0% and $30.9 million bears interest at the 30-day LIBOR plus 2.75% subject to a floor of 3.50%.  Any additional borrowings will bear interest at the 30-day LIBOR plus 2.75% subject to a floor of 3.50%.

(2)	The borrowing limit and the outstanding balance is inclusive of the $15.0 million borrowing limit under the NBA Line of Credit.
(3)	The outstanding balance includes $1.4 million outstanding as of June 30, 2017 under the Pacific Western Term Loan.
(4)

The Applicable Index Rate for portions of amounts outstanding is either LIBOR, a “Cost of Funds” rate or commercial paper rates.  The interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(5)

Of the amounts outstanding as of June 30, 2017, $3.9 million bears interest at a fixed rate of 6.9%, $3.6 million bears interest at a fixed rate of 5.50%, $4.3 million bears interest at a fixed rate of 5.0%, and $8.1 million bears interest at a fixed rate of 4.75%. The interest rate on any additional borrowings will be set at the time of funding based on rates mutually agreed upon by all parties.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger and certain other bank participants as lenders.  The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”).  Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021.  As of June 30, 2017, outstanding borrowings under the facility totaled $59.4 million, including $24.4 million under the Fifth Third Syndicated Term Loan with an interest rate of 3.79%, and $35.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 3.90%.

See Item 8 - Note 12 to the Company’s Consolidated Financial Statements included in the 2016 Annual Report for additional information with respect to Bluegreen’s credit facilities terms and covenants.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report in Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 1A.     Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In April 2017, the Company repurchased 1.0 million shares of its Class A Common Stock under the September 2009 repurchase program for approximately $6.2 million.  Further information regarding the repurchases is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
April 1 – April 30, 2017	1,000,000	$6.16	1,000,000	18,000,000 shares
				(or approximately $757,000)
May 1 –May 31, 2017	-	$ -	-	18,000,000 shares
				(or approximately $757,000)
June 1 - June 30, 2017	-	$ -	-	5,000,000 shares
				(or approximately $35,000,000)
Total	1,000,000	$6.16	1,000,000

(1)

On September 21, 2009, the Company’s Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million.  The share repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  The 1,000,000 shares repurchased during April 2017 were repurchased pursuant to the September 2009 repurchase program.

(2)

On June 13, 2017, the Company’s Board of Directors approved a share repurchase program replacing the September 2009 repurchase program.  The June 2017 repurchase program authorizes the repurchase of up to 5,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35 million. The June 2017 repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  No shares had been repurchased under the June 2017 repurchase program as of June 30, 2017.

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

BBX CAPITAL CORPORATION

Date: August 8, 2017	By:	/s/Alan B. Levan
Alan B. Levan, Chairman of the Board and Chief Executive Officer

Date: August 8, 2017	By:	/s/Raymond S. Lopez
Raymond S. Lopez, Chief Financial Officer